Form 10-Q
period 1995-01-29
CULP INC
filed 1995-03-15
CIK 723603

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the period ended January 29, 1995

                        Commission File No. 0-12781


                                 CULP, INC.

           (Exact name of registrant as specified in its charter)


          NORTH CAROLINA                              56-1001967
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or other organization)



  101 S. Main St., High Point, North Carolina                     27261-2686
        (Address of principal executive offices)                  (zip code)

                               (910) 889-5161
            (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

                               YES X    NO


         Common shares outstanding at January 29, 1995:  11,204,766
                              Par Value: $.05

                            INDEX TO FORM 10-Q

                             January 29, 1995

                                                                                    Page
            Part I -  Financial Information.                                        ------
            ------------------------------------------
            Item 1.  Financial Statements:

                 Statements of Income--Three and Nine Months Ended                  I-1
                 January 29, 1995 and January 30, 1994

                 Balance Sheets--January 29, 1995 and May 1, 1994

                 Statements of Cash Flows--Nine Months Ended                        I-3
                 January 29, 1995 and January 30, 1994

                 Statements of Shareholders' Equity                                 I-4

                 Notes to Financial Statements                                      I-5

                Sales by Business Unit                                              I-8

                Export Sales by Geographic Area                                     I-9

            Item 2.   Management's Discussion and Analysis of Financial             I-10

                    Condition and Results of Operation


            Part II - Other Information
            -------------------------------------

            Item 1.   Legal Proceedings                                             II-1

            Item 2.   Changes in Securities                                         II-1

            Item 3.   Default Upon Senior Securities                                II-1

            Item 4.   Submission of Matters to a Vote of Security Holders           II-1

            Item 5.   Other Information                                             II-1

            Item 6.   Exhibits and Reports on Form 8-K                              II-1 - II-5


            Signatures                                                              II-6

                                  CULP, INC.
                               INCOME STATEMENTS
FOR THE THREE MONTHS & NINE MONTHS ENDED JANUARY 29, 1995 AND JANUARY 30, 1994

              (Amounts in Thousands, Except for Per Share Data)


                                          THREE MONTHS ENDED (UNAUDITED)

                                           Amounts                                Percent of Sales
                                          January 29,January 30,   % Over
                                             1995       1994      (Under)           1995      1994
Net sales                                    77,791     67,031         16.1 %       100.0 %   100.0 %
Cost of sales                                64,785     55,350         17.0 %        83.3 %    82.6 %
     Gross profit                            13,006     11,681         11.3 %        16.7 %    17.4 %

Selling, general and
  administrative expenses                     8,295      7,798          6.4 %        10.7 %    11.6 %
     Income from operations                   4,711      3,883         21.3 %         6.1 %     5.8 %

Interest expense                              1,120        899         24.6 %         1.4 %     1.3 %
Interest income                                 (14)       (11)        27.3 %        (0.0)%    (0.0)%
Other expense (income), net                     245         91        169.2 %         0.3 %     0.1 %
     Income before income taxes               3,360      2,904         15.7 %         4.3 %     4.3 %

Income taxes  *                               1,260      1,129         11.6 %        37.5 %    38.9 %
     Net income                               2,100      1,775         18.3 %         2.7 %     2.6 %

Average shares outstanding                   11,205     11,098          1.0 %
Earnings per share                            $0.19      $0.16         18.8 %
Dividends per share                          $0.025     $0.020         25.0 %


                                          NINE MONTHS ENDED (UNAUDITED)

                                           Amounts                                Percent of Sales
                                          January 29,January 30,   % Over
                                             1995       1994      (Under)           1995      1994
Net sales                                   222,585    167,600         32.8 %       100.0 %   100.0 %
Cost of sales                               184,306    139,931         31.7 %        82.8 %    83.5 %
     Gross profit                            38,279     27,669         38.3 %        17.2 %    16.5 %

Selling, general and
  administrative expenses                    24,227     19,189         26.3 %        10.9 %    11.4 %
     Income from operations                  14,052      8,480         65.7 %         6.3 %     5.1 %

Interest expense                              3,341      1,632        104.7 %         1.5 %     1.0 %
Interest income                                 (61)       (56)         8.9 %        (0.0)%    (0.0)%
Other expense (income), net                     612        (75)          **           0.3 %    (0.0)%
     Income before income taxes              10,160      6,979         45.6 %         4.6 %     4.2 %

Income taxes  *                               3,810      2,514         51.6 %        37.5 %    36.0 %
     Net income                               6,350      4,465         42.2 %         2.9 %     2.7 %

Average shares                               11,203     11,043          1.4 %
Earnings per share                            $0.57      $0.40         42.5 %
Dividends per share                          $0.075      $0.06         25.0 %

 * Percent of sales column is calculated as a % of income before income taxes. ** Measurement is not meaningful.

                                    CULP, INC.
                                  BALANCE SHEETS
            JANUARY 29, 1995, JANUARY 30, 1994 AND MAY 1, 1994

                        (Unaudited, Amounts in Thousands)


                                             Amounts                  Increase
                                            January 29,   January 30, (Decrease)             * May 1,
                                               1995          1994      Dollars   Percent       1994

Current assets
     Cash and cash investments                    317           287         30      10.5 %      2,693
     Accounts receivable                       40,547        35,024      5,523      15.8 %     36,743
     Inventories                               44,314        39,668      4,646      11.7 %     36,596
     Other current assets                       2,920         2,285        635      27.8 %      2,227
          Total current assets                 88,098        77,264     10,834      14.0 %     78,259

Restricted investments                          1,602         3,577     (1,975)    (55.2)%      2,923
Property, plant & equipment, net               69,373        60,333      9,040      15.0 %     64,004
Cost in excess of net assets of business
     acquired, net                             18,850        16,886      1,964      11.6 %     18,706
Other assets                                    1,215           933        282      30.2 %      1,056

          Total assets                        179,138       158,993     20,145      12.7 %    164,948

Current Liabilities
     Current maturities of long-term debt       6,100         2,674      3,426     128.1 %      3,050
     Accounts payable                          24,126        20,504      3,622      17.7 %     28,466
     Accrued expenses                          10,082         6,712      3,370      50.2 %      8,158
     Income taxes payable                       1,391         1,551       (160)    (10.3)%        636
          Total current liabilities            41,699        31,441     10,258      32.6 %     40,310

Long-term debt                                 65,711        66,293       (582)     (0.9)%     58,512

Deferred income taxes                           3,477         2,005      1,472      73.4 %      3,477
          Total liabilities                   110,887        99,739     11,148      11.2 %    102,299

Shareholders' equity                           68,251        59,254      8,997      15.2 %     62,649

          Total liabilities and
          stockholders' equity                179,138       158,993     20,145      12.7 %    164,948

Shares outstanding                             11,205        11,174         31       0.3 %     11,177

  *   Derived from audited financial statements.
  ** Measurement is not meaningful.

                               CULP, INC.
                      STATEMENTS OF CASH FLOWS
    FOR THE NINE MONTHS ENDED JANUARY 29, 1995 AND JANUARY 30, 1994
                 (Unaudited, Amounts in Thousands)

                                                                 NINE MONTHS ENDED

                                                                  Amounts
                                                                 January 29,    January 30,
                                                                    1995           1994
Cash flows from operating activities:
  Net income                                                         6,350          4,465
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation                                                   8,237          5,909
      Amortization of intangible assets                                458            112
      Provision for deferred income taxes                             (272)             0
      Changes in assets and liabilities:
        Accounts receivable                                         (3,804)         1,249
        Inventories                                                 (7,718)        (6,797)
        Other current assets                                          (421)          (321)
        Other assets                                                  (761)          (318)
        Accounts payable                                            (4,340)        (3,188)
        Accrued expenses                                             1,924           (532)
        Income taxes payable                                           755            138
          Net cash provided by (used in) operating activities          408            717
Cash flows from investing activities:
  Capital expenditures                                             (13,606)       (10,161)
  Purchases of restricted investments                                  (60)        (3,577)
  Proceeds from sale of restricted investments                       1,381              0
  Business acquired                                                      0        (38,703)
          Net cash provided by (used in) investing activities      (12,285)       (52,441)
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                          20,000         43,902
  Principal payments on long-term debt                              (9,751)        (1,517)
  Net increase (decrease) in bank overdrafts                             0          2,139
  Dividends paid                                                      (840)          (590)
  Proceeds from sale of common stock                                    92            858
          Net cash provided by (used in) financing activities        9,501         44,792

Increase (decrease) in cash and cash investments                    (2,376)        (6,932)

Cash and cash investments at beginning of period                     2,693          7,219

Cash and cash investments at end of period                             317            287

                                      Culp, Inc.
                         STATEMENTS OF SHAREHOLDERS' EQUITY
                                      (unaudited)

                     (Amounts in thousands, except per share data)


                                                                             Capital
                                                                           Contributed                    Total
                                                  Common Stock              in Excess      Retained   Shareholders'
                                               Shares           Amount     of Par Value    Earnings       Equity
Balance, May 2, 1993                           7,259,161      $  362     $      15,333 $     38,826 $      54,521
 Cash dividends                                                                                (887)         (887)
   ($.08 per share)
 Net income                                                                                   7,665         7,665
 Common stock issued in
   connection with stock
   option plan                                   212,140          11             1,339                      1,350
Three-for-two stock split                      3,706,052         185              (185)

Balance, May 1, 1994                          11,177,353      $  558     $      16,487 $     45,604 $      62,649
 Cash dividends                                                                                (840)         (840)
   ($.075 per share)
 Net income                                                                                   6,350         6,350
 Common stock issued in
   connection with stock
   option plan                                    27,413           2                90                         92
Balance, January 29, 1995                     11,204,766      $  560     $      16,577 $     51,114 $      68,251

                                         Culp, Inc.
                                 NOTES TO FINANCIAL STATEMENTS
                                        (unaudited)


1. Basis of Presentation

     The financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

     Certain amounts for fiscal year 1994 have been reclassified to conform with the fiscal year 1995 presentation. Such reclassifications had no effect on net income as previously reported. All such adjustments are of a normal recurring nature.

     The results of operations for the nine months ended January 29, 1995 are not necessarily indicative of the results to be expected for the full year.

2. Accounts Receivable

     The company factors a certain amount of its accounts receivable, primarily on a nonrecourse basis. The factoring arrangements are used solely for credit purposes, and not for borrowing purposes.

     A summary of accounts receivable follows (dollars in thousands):


- -----------------------------------------------------------------------------------------------------
                                         January 29, 1995                                  May 1, 1994
- -----------------------------------------------------------------------------------------------------
Customers                               $         38,558                               $        33,346
Factors                                          2,857                                           4,423
Allowance for doubtful accounts                   (517)                                           (631)
Reserve for returns and allowances                (351)                                           (395)

- -----------------------------------------------------------------------------------------------------
                                      $         40,547                                $         36,743
=====================================================================================================

3. Inventories

    Inventories are carried at the lower of cost or market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

     A summary of inventories follows (dollars in thousands):


- -----------------------------------------------------------------------------------------------------
                                       January 29, 1995                                  May 1, 1994
- -----------------------------------------------------------------------------------------------------
Raw materials                         $         24,660                                  $     19,893

Work-in-process                                  3,126                                         3,411

Finished goods                                  19,630                                        15,315
- -----------------------------------------------------------------------------------------------------
Total inventories valued at FIFO cost           47,416                                   $    38,619
Adjustments to reduce FIFO cost to LIFO         (3,102)                                       (2,023)
- -----------------------------------------------------------------------------------------------------
                                      $         44,314                                   $    36,596
=====================================================================================================

                                    Culp, Inc.
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

4. Accounts Payable

     A summary of accounts payable follows (dollars in thousands):

- -----------------------------------------------------------------------------------------------------
                                       January 29, 1995                                  May 1, 1994
- -----------------------------------------------------------------------------------------------------
Bank overdraft                        $              0                                  $          0
Accounts payable-trade                          17,651                                        21,023
Accounts payable-capital expenditures            6,475                                         7,443
- -----------------------------------------------------------------------------------------------------
                                      $         24,126                                 $      28,466
=====================================================================================================

5. Accrued Expenses

     A summary of accrued expenses follows (dollars in thousands):


- -----------------------------------------------------------------------------------------------------
                                       January 29, 1995                                  May 1, 1994
- -----------------------------------------------------------------------------------------------------
Compensation                          $          5,019                                  $      3,554
Acquisition costs                                  930                                           839
Other                                            4,133                                         3,765
- -----------------------------------------------------------------------------------------------------
                                      $         10,082                                 $       8,158
=====================================================================================================

6. Long-term Debt

     A summary of long-term debt follows (dollars in thousands):

- -----------------------------------------------------------------------------------------------------
                                       January 29, 1995                                  May 1, 1994
- -----------------------------------------------------------------------------------------------------
Secured term loan                     $         43,000                                  $     36,000
Industrial revenue bonds                        15,811                                        15,929
Subordinated note payable                        1,000                                         9,633
Revolving credit line                           12,000                                             0
- -----------------------------------------------------------------------------------------------------
                                                71,811                                        61,562
Less current maturities                         (6,100)                                       (3,050)
- -----------------------------------------------------------------------------------------------------
                                      $         65,711                                 $      58,512
=====================================================================================================

   On November 7, 1994, the company amended its loan agreements, in order to provide a significantly lower interest rate spread above LIBOR, an additional $8.0 million in term debt to prepay the majority of the subordinated note payable, which carried an interest rate of prime plus one-half percent, and fewer financial covenants.

     The company's loan agreements require, among other things, that the company maintain certain financial ratios. At January 29,1995 , the company was in compliance with these required covenants.

                                    Culp, Inc.
                           NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

7. Subsequent Event

    On March 6, 1995, the company completed the purchase of the common stock of Rayonese Textile Inc. The transaction had an estimated value of approximately $11 million and involved the purchase of common stock as well as the assumption of certain liabilities.

8. Cash Flow Information

     Payments for interest and income taxes during the period were (dollars in thousands):



                                             1995                           1994
                                       ----------------               --------------
           Interest                   $          3,401               $      1,300
           Income taxes                          3,055                      2,376


                                   CULP, INC.
                            SALES BY BUSINESS UNIT
              FOR THREE MONTHS AND NINE MONTHS ENDED JANUARY 29, 1995
                             AND JANUARY 30, 1994

                            (Amounts in thousands)



                         THREE MONTHS ENDED (UNAUDITED)

                          Amounts                          Percent of Total Sales
                         Janaury 29   January 30, % Over
     Business Units        1995         1994     (Under)         1995      1994
Upholstery Fabrics
  Flat Wovens
    Existing Culp          20,940       19,673       6.4 %        26.9 %    29.3 %
    Rossville/Chromatex    16,397       14,113      16.2 %        21.1 %    21.1 %
                           37,337       33,786      10.5 %        48.0 %    50.4 %

  Velvets/Prints           28,307       23,714      19.4 %        36.4 %    35.4 %
                           65,644       57,500      14.2 %        84.4 %    85.8 %

Mattress Ticking           12,147        9,531      27.4 %        15.6 %    14.2 %

                           77,791       67,031      16.1 %       100.0 %   100.0 %



                         NINE MONTHS ENDED (UNAUDITED)

                          Amounts                           Percent of Total Sales
                         January 29   January 30, % Over
     Business Units        1995         1994     (Under)         1995      1994

Upholstery Fabrics
  Flat Wovens
    Existing Culp          63,387       57,190      10.8 %        28.5 %    34.1 %
    Rossville/Chromatex    47,295       14,113       N/A          21.2 %     N/A
                          110,682       71,303      55.2 %        49.7 %    42.5 %

  Velvets/Prints           75,390       69,120       9.1 %        33.9 %    41.2 %
                          186,072      140,423      32.5 %        83.6 %    83.8 %

Mattress Ticking           36,513       27,177      34.4 %        16.4 %    16.2 %

                          222,585      167,600      32.8 %       100.0 %   100.0 %


                                  CULP, INC.
                         EXPORT SALES BY GEOGRAPHIC AREA
            FOR THREE MONTHS AND NINE MONTHS ENDED JANUARY 29, 1995
                             AND JANUARY 30, 1994

                            (Amounts in thousands)


                               THREE MONTHS ENDED (UNAUDITED)

                                Amounts                              Percent of Total Sales
                               Janaury 29    January 30, % Over
       Geographic Area           1995          1994     (Under)         1995      1994
North America (Excluding USA)     2,800         2,585       8.3 %        20.1 %    25.3 %
Europe                            5,821         4,827      20.6 %        41.7 %    47.2 %
South America                       489           450       8.7 %         3.5 %     4.4 %
Far East & Asia                   2,036           755     169.7 %        14.6 %     7.4 %
Middle East                       1,703           794     114.5 %        12.2 %     7.8 %
All other areas                   1,106           808      36.9 %         7.9 %     7.9 %

                                 13,955        10,219      36.6 %       100.0 %   100.0 %

                               NINE MONTHS ENDED (UNAUDITED)

                                Amounts                             Percent of Total Sales
                               January 29    January 30, % Over
       Geographic Area           1995          1994     (Under)         1995      1994
North America (Excluding USA)     9,343         8,077      15.7 %        25.3 %    27.2 %
Europe                           12,707        11,958       6.3 %        34.3 %    40.3 %
South America                     1,639           917      78.7 %         4.4 %     3.1 %
Far East & Asia                   6,000         3,813      57.4 %        16.2 %    12.9 %
Middle East                       4,439         1,195     271.5 %        12.0 %     4.0 %
All other areas                   2,871         3,713     (22.7)%         7.8 %    12.5 %

                                 36,999        29,673      24.7 %       100.0 %   100.0 %


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

               FINANCIAL CONDITION AND RESULTS OF OPERATIONS





Analysis of Operations


     Sales by major Business Unit and Export Sales by Geographic Area for the three and nine months are set forth in separate schedules on the two preceding pages.


     Net Sales - The sales increase in upholstery fabrics for the nine month period is primarily attributable to additional sales volume from the Rossville/Chromatex acquisition, which was effective November 1, 1993. For the nine month period, Rossville/Chromatex contributed sales of $47.3 million, compared to $14.1 million for the same period of last year. All
three  operating  units  (Flat   Wovens  including  Rossville/  Chromatex,
Mattress Ticking, and Velvets/Prints) reported sales gains for the quarter, including strong increases in the printed mattress ticking and wet prints upholstery fabric product lines. For the nine month period, all business units reported sales gains, with the sales of mattress ticking and jacquard and wet prints upholstery fabrics significantly higher.

     The trends for current backlogs and incoming order rates in comparison to last year are as follows: Mattress Ticking was up significantly, up moderately overall for Flat Wovens, with particular strength in the Rossville dobby product line, and in Velvets/Prints up moderately, with particular strength in the wet prints product line and an improving trend in the heat transfer prints product line. While sales and profitability of the Velvets/Prints business unit continued to be below target levels in the third quarter results were improved significantly from the first and second quarters and, current indicators show an improving trend for the fourth quarter of the fiscal year.

     Export sales were up significantly for the quarter and the first nine months, with strength in Europe, the Far East and Asia, and the Middle East. Sales into Europe were up approximately 21% for the quarter, a continuation of the positive trend which began during the second quarter of this fiscal year. The outlook for export sales gains remains good.

     The trend of increasing interest rates over the last year will likely have an adverse impact on consumer demand for furniture and bedding at some point, because of lower housing starts and housing resales, lower disposable personal income and slower overall economic growth. It remains unclear when the upward trend in interest rates will stabilize. It appears to the company that overall U. S. residential furniture demand has weakened over the last two months and that the near-term demand is also weaker than a year ago.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)




     The table below sets forth the percentage relationship to net sales of certain items in the Statements of Income.


                            Three Months Ended        Nine Months Ended
                          -----------------------   ----------------------
                          January 29,  January 30,  January 29, January 30,
                             1995        1994          1995       1994
                          ----------   ----------   ----------  ----------

Net sales                    100.0 %      100.0 %      100.0 %     100.0 %
Cost of sales                 83.3         82.6         82.8        83.5
                          ----------   ----------   ----------  ----------

  Gross profit                16.7         17.4         17.2        16.5
Selling, general and
  administrative expenses     10.7         11.6         10.9        11.4
                          ----------   ----------   ----------  ----------

  Income from operations      6.1          5.8           6.3         5.1

Interest expense              1.4          1.3           1.5         1.0
Interest income               0.0          0.0           0.0         0.0
Other expense (income), net   0.3          0.1           0.3         0.0
                          ----------   ----------   ----------  ----------
  Income before
    income taxes              4.3          4.3           4.6         4.2
Income taxes (*)             37.5         38.9          37.5        36.0
                          -----------  ----------   ----------  ----------

  Net income                  2.7 %        2.6 %         2.9 %        2.7 %
                          ===========  ===========  ==========  ==========

(*)  Calculated as a percent of income before income taxes.


     Gross Profit and Cost of Sales - The increase in gross profit dollars for the nine month period is attributable to a strong contribution from the Rossville/Chromatex acquisition. The gross profit increase for the three month period reflects a solid contribution from flat wovens, and a continuation of the significant improvement from mattress ticking. The company has experienced a trend of improvement in profitability and backlogs for the velvets/prints business unit and is expecting gains for the fourth quarter in comparison to the same period of fiscal 1994. Additionally, the company has been receiving moderate raw material price increases in all areas, which are beginning to affect margins.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)


     Selling, General and Administrative (S,G & A) Expenses - S,G & A expenses increased in absolute dollars for the three and nine months of this fiscal year, primarily related to the addition of the Rossville/Chromatex division. S,G & A expenses as a percentage of sales decreased for the three and nine months of this fiscal year. The company continues to place a high priority on the containment of S,G & A expenses. Additionally, the company expects this category of expenses to decrease as a percentage of sales for fiscal 1995 as a whole in comparison to fiscal 1994, and expects that S,G & A expenses will not exceed $33 million.



     Interest Expense, Interest Income - Interest expense increased for the three and nine months periods due to additional borrowings related to capital expenditures and higher levels of working capital necessary to support sales growth, and to higher interest rates. Interest income increased $5,000 compared to the first nine months of last year. The company continues to expect interest expense to be significantly higher than fiscal 1994 and interest income to be somewhat lower than fiscal 1994, with interest expense for the full year in the $4.5 to $5.0 million range.



     Other Expense (Income), Net - Other expense (income), net was $154,000 higher than the third quarter of fiscal 1994, and $687,000 higher than the first nine months of fiscal 1994. The most significant item in this category of expenses for fiscal 1995 is the amortization of costs in excess of net assets of business acquired related to the Rossville/ Chromatex acquisition. Additionally, amortization of debt issue costs was higher during the first nine months of fiscal 1995. Finally, the company recognized gains on the sale of fixed assets during the third quarter and first nine months of last year. No similar gains was realized during the third quarter or first nine months of fiscal 1995. The company expects other expense (income), net to approximate $800,000 for fiscal 1995.

     Income Taxes - The effective tax rate for the quarter decreased primarily because of a catch-up adjustment recorded in last year's third quarter. For the first nine months, the effective tax rate increased primarily due to a significantly higher level of pretax income. The company expects the full year effective tax rate to approximate 37.5%.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)


Liquidity and Capital Resources


     The company has continued to maintain a sound financial position during the third quarter and the first nine months of fiscal 1995. Long and short-term debt less restricted investments (funded debt) increased to $70,209,000 from $58,639,000, and as a percentage of shareholders' equity to 102.9% from 93.6% at the end of fiscal 1994. Also, funded debt as a percentage of total capitalization was 50.7% at January 29, 1995, versus 48.3% at May 1, 1994. The company's current ratio increased to 2.1 to 1, from 1.9 to 1 at May 1, 1994. At January 29, 1995, shareholders' equity was $68,251,000, or $6.09 per share, an increase of 8.6% over the previous year end.

     During the first nine months of fiscal 1995, the company reported cash flows from operating activities of $408,000. The primary source of operating cash flows was cash from earnings (net income plus depreciation and amortization) of $15,045,000. Adding to this source of operating cash flows was an increase in accrued expenses of $1,924,000 and an increase in income taxes payable of $755,000. Significantly offsetting these sources of operating cash flows were an increase in inventories of $7,718,000, an increase in accounts receivable of $3,804,000, and a decrease in accounts payable of $4,340,000. The operating cash flows of $408,000, were combined with $20,000,000 of proceeds from the issuance of long-term debt, $1,381,000 of proceeds from sale of restricted investments, $2,376,000 reduction of cash and proceeds from sale of common stock of $92,000 which funded principal payments on long-term debt of $9,751,000, capital expenditures of $13,606,000, and dividends of $840,000.

     For fiscal 1995 as a whole, the company expects to generate significantly lower cash flows from operations than fiscal 1994. The company's fiscal 1995 capital expenditures budget is $21,000,000. This represents a $3.5 million increase in the current year's budget, which relates to the expansion of jacquard weaving capacity at Rayonese
(acquired on March 6, 1995).  Capital
expenditures for fiscal 1995 principally involve purchases of equipment for expansion of the company's vertical integration capabilities in yarn manufacturing, expansion of weaving capacity at several plants and additional hardware investments in the company's information systems. Additionally, the company is currently estimating the fiscal 1996 capital expenditures budget to be in the range of $10 million dollars, which will be the lowest level of annual capital expenditures since fiscal 1990.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF

               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)




     At January 29, 1995, the company had $15,000,000 in available borrowings under its existing revolving credit line. Management believes cash investments, cash flows from operations, the revolving credit line and the availability of additional financing will be sufficient to meet the company's financing needs for the foreseeable future. On November 7, 1994, the company amended its loan agreements with the banks to provide a significantly lower interest rate spread above LIBOR, an additional $8.0 million in term debt to prepay the majority of the subordinated note payable during the third quarter, and fewer financial covenants. On March 6, 1994, the Company amended its loan agreements to increase availability under the Company's revolving credit facility from $27,000,000 to $33,300,000.



New Accounting Pronouncements


     The Financial Accounting Standards Board has issued Statement No. 112, "Employers' Accounting for Postemployment Benefits." Under Statement 112, the cost of postemployment benefits must be recognized on an accrual basis as employees perform services to earn the benefits. Implementation of the pronouncement is required for fiscal years beginning after December 15, 1993. The company does not know and cannot reasonably estimate the impact of Statement 112, and plans to adopt the statement in its fiscal year 1995.

            Part II - OTHER INFORMATION
            -------------------------------------------

            Item 1.   Legal Proceedings

                There are no legal proceedings that are required to be disclosed under this item.


            Item 2.  Change in Securities

                None

            Item 3.  Default Upon Senior Securities

                None

            Item 4.  Submission of Matters to a Vote of Security Holders

                None

            Item 5.  Other Information

                None

            Item 6.  Exhibits and Reports on Form 8-K

            (a)  The following exhibits are filed as part of this report:

                 3(i)       Articles of  Incorporation of  the company,  as
                            amended   by   Articles   of  Amendment   dated
                            December 21, 1994.

                 3(ii) Restated and Amended Bylaws of the company, as amended, were filed as Exhibit 3(b) to the company's Form 10-K for the year ended April 28, 1991, filed July 25, 1991, and are incorporated herein by reference.

                 10(a) Loan Agreement dated December 1, 1988 with Chesterfield County, South Carolina relating to Series 1988 Industrial Revenue Bonds in the principal amount of $3,377,000 and related Letter of Credit and Reimbursement Agreement dated December 1, 1988 with First Union National Bank of North Carolina were filed as Exhibit 10(n) to the company's Form 10-K for the year ended April 29, 1989, and are incorporated herein by reference.

                 10(b) Loan Agreement dated November 1, 1988 with the Alamance County Industrial Facilities and Pollution
                            Control Financing Authority relating to Series A and B Industrial Revenue Refunding Bonds in the principal amount of $7,900,000, and related Letter of Credit and Reimbursement Agreement dated November 1, 1988 with First Union National Bank of North Carolina were filed as exhibit 10(o) to the company's Form 10-K for the year ended April 29, 1990, and are incorporated herein by reference.

                 10(c) Loan Agreement dated January 5, 1990 with the with the Guilford County Industrial Facilities and Pollution Control Financing Authority, North Carolina, relating to Series 1989 Industrial Reve-nue Bonds in the principal amount of $4,500,000, and related Letter of Credit and Reimbursement Agreement dated January 5, 1990 with First Union National Bank of North Carolina was filed as
                            Exhibit 10(d) to the company's Form 10-K for the year ended April 19, 1990, filed on July 15, 1990, and is incorporated herein by reference.

                 10(d) Severance Protection Agreement, dated September 21, 1989, was filed as Exhibit 10(f) to the company's Form 10-K for the year ended April 29,
                            1990, filed on July  25   1990,  and  is
                            incorporated  herein by reference.

                 10(e) Lease Agreement, dated January 19, 1990, with Phillips Interests, Inc. was filed as Exhibit 10(g) to the company's Form 10-K for the year ended April 29, 1990, filed on July 25, 1990, and is incorporated herein by reference.

                 10(f) Lease Agreement, dated September 6, 1988, with Partnership 74 was filed as Exhibit 10(h) to the company's Form 10-K for the year ended April 28, 1991, filed on July 25, 1990, and is incorporated herein by reference.

                 10(g) Management Incentive Plan of the company, dated August 1986 and amended July 1989, was filed as
                            Exhibit 10(o) to the company's Form 10-K for the year ended May 3, 1992, filed on August 4, 1992, and is incorporated herein by reference.

                 10(h)      Amendment  and  Restatement   of  the  Employees's
                            Retirement Builder  Plan of the company  dated May
                            1,

                            1981 with amendments dated January 1, 1990 and January 8, 1990 were filed as Exhibit 10(p) to the company's Form 10-K for the year ended May 3, 1992, filed on August 4, 1992, and is incorporated herein by reference.

                 10(i) Second Amendment of Lease Agreement dated April 16, 1993, with Partnership 52 Associates was filed as Exhibit 10(l) to the company's Form 10-K for the year ended May 2, 1993, filed on July 29, 1993, and is incorporated herein by reference.

                 10(j) First Amendment of Lease Agreement, dated July 27, 1992 with Partnership 74 Associates was filed as
                            Exhibit 10(n) to the company's Form 10-K for the year ended May 2, 1993, filed on July 29, 1993, and is incorporated herein by reference.

                 10(k) 1993 Stock Option Plan was filed as Exhibit 10(o) to the company's Form 10-K for the year ended May 2, 1993, filed on July 29, 1993, and is incorporated herein by reference.

                 10(l) Loan Agreement dated as of December 1, 1993 between Anderson County, South Carolina and the company relating to $6,580,000 Anderson County, South Carolina Industrial Revenue Bonds (Culp, Inc. Project) Series 1993, and related Letter of Credit and Reimbursement Agreement dated as of December 1, 1993 by and between the company and First Union National Bank of North Carolina was filed as Exhibit 10(o) to the company's Form 10-Q, filed on March 15, 1994, and is incorporated herein by reference.

                 10(m) First Amendment to Loan Agreement dated as of December 1, 1993 by and between The Guilford
                            County Industrial Facilities   and   Pollution
                            Control   Financing Authority   and   the
                            company,   and    related Reimbursement and
                            Security Agreement dated as of December 1, 1993 between the company and Wachovia Bank of North Carolina, National Association was filed as
                            Exhibit 10(p) to the company's Form 10-Q, filed on March 15, 1994, and is incorporated herein by reference.

                 10(n) First Amendment to Loan Agreement dated as of December 16, 1993 by and between The Alamance County Industrial Facilities and Pollution Control Financing Authority and the company, and related First Amendment to Letter of Credit and Reimbursement Agreement dated as of December 16, 1993 between First Union National Bank of North Carolina and the company was filed as Exhibit 10(q) to the company's Form 10-Q filed, filed on March 15, 1994, and is incorporated herein by reference.

                 10(o) First Amendment to Loan Agreement dated as of December 16, 1993 by and between Chesterfield
                            County,  South  Carolina   and  the  company,  and
                            related First Amendment to Letter of Credit and Reimbursement Agreement dated as of December 16, 1993 by and between First Union National Bank of
                            North  Carolina  and the company  was   filed  as
                            Exhibit  10(r)   to  the company's Form 10-Q,
                            filed on March 15, 1994, and is incorporated herein by reference.

                 10(p) 1994 Amended and Restated Credit Agreement dated as of April 15, 1994 by and among the company, First Union National Bank of North Carolina and Wachovia Bank of North Carolina was filed as
                            Exhibit 10(r) to the company's Form 10-K, filed on July 27, 1994, and is incorporated herein by reference.

                 10(q) First Amendment to 1994 Amended and Restated Credit Agreement dated as of April 30, 1994 by and among the company, First Union National Bank of North Carolina and Wachovia Bank of North Carolina was filed as Exhibit 10(s) to the company's Form 10-K, filed on July 27, 1994, and is incorporated herein by reference.

                 10(r) Interest Rate Swap Agreements between company and NationsBank of Georgia (formerly The Citizens and Southern National Bank) dated July 14, 1989 were filed as Exhibit 10(t) to the company's Form 10-K, filed on July 27, 1994, and are incorporated herein by reference.

                 10(s) Second Amendment to 1994 Amended and Restated Credit Agreement, dated as of April 30, 1994 by
                            and among   the    company, First  Union  Bank of
                            North   Carolina, and Wachovia Bank  of North
                            Carolina  was filed as Exhibit  10(s) to  the
                            company's  Form   10-Q, filed on September  13,
                            1994, and is incorporated herein  by reference.

                 10(t) Second Amended Memorandum of Lease with Partnership 74, dated June 15, 1994, was filed as
                            Exhibit 10(t) to the company's Form 10-Q, filed on September 13, 1994, and is incorporated herein by reference.

                 10(u) Share Purchase Agreement dated as of December 22, 1994, between Masgan Inc. and Salorna Inc. as Vendors and 3096726 Canada Inc. as Purchaser, relating to the purchase of Rayonese Textile Inc.

                 10(v) Third Amendment to 1994 Amended and Restated Credit Agreement, dated as of November 1, 1994, by and among the company, First Union National Bank of North Carolina, N.A. and Wachovia Bank of North Carolina, N.A.
                 10(w) Amendment to Lease dated as of November 4, 1994, by and between the company and RDC, Inc.

                 10(x) Amendment and Agreement dated as of December 14, 1994, by and between the company, Rossville Investments, Inc., Rossville Companies, Inc., Chromatex, Inc., Rossville Velours, Inc. and RDC, Inc.

                 10(y) Amendment to Lease Agreement dated as of December 14, 1994, by and between the company and Rossville Investments, Inc. (formerly known as A & E Leasing, Inc.).

                 27         Financial Data Schedule.

            (b)  The following  reports on  Form  8-K were  filed  during  the
            period              covered by this report:

                 (1) Form 8-K dated November 15, 1994 included under Item 5, Other Events, disclosure of the company's press release for quarterly earnings and the company's Financial Information Release relating to the financial information for the second quarter ended October 30, 1994.

                 (2) Form 8-K dated December 23, 1994 included under Item 5, Other Events, disclosure of the company's press release related to the acquisition of Rayonese Textile Inc.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CULP, INC.
                                          (Registrant)


Date:  March 14, 1995            By: s/s  Franklin N. Saxon
                                          ------------------------
- -----------------
                                          Franklin N. Saxon
                                          Vice President and
                                          Chief Financial Officer

                                          (Authorized to sign on behalf
                                          of  the  registrant  and also
                                          signing as principal
                                          accounting officer)



Date:  March 14, 1995            By: s/s  Stephen T. Hancock
                                          ------------------------
- -----------------
                                          Stephen T. Hancock
                                          General Accounting Manager

                                          (Chief Accounting Officer)