Form 10-K
period 1995-04-30
CULP INC
filed 1995-07-26
CIK 723603

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For the period ended April 30, 1995

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

     Securities registered pursuant to Section 12(b) of the Act:  NONE

        Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.05/Share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the
filing requirements for at least the past 90 days.       YES X   NO ____

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[check mark]

    As of July 14, 1995, 11,209,641 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $62,807,672 based on the closing sales price of such stock as quoted through the National Association of Securities Dealers, Inc. Automated Quotation System (NASDAQ), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

                    DOCUMENTS INCORPORATED BY REFERENCE
Part II
    Portions of the company's Annual Report to Shareholders for the fiscal year ended April 30, 1995 are incorporated by reference into Items 5, 6, 7 and 8.

Part III
    The company's Proxy Statement dated August 4, 1995 in connection with its Annual Meeting of Shareholders to be held on September 19, 1995 is incorporated by reference into Items 10, 11, 12 and 13.

                    Exhibits listed beginning on page 16

                                 CULP, INC.
                              FORM 10-K REPORT
                             TABLE OF CONTENTS

Item No.                                                               Page


                                   PART I

1.   Business
          General Development . . . . . . . . . . . . . . . . . . . . . . 4
          Industry Segment  . . . . . . . . . . . . . . . . . . . . . . . 5
          Products  . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
          Manufacturing . . . . . . . . . . . . . . . . . . . . . . . . . 5
          Product Design and Styling  . . . . . . . . . . . . . . . . . . 7
          Sales and Distribution  . . . . . . . . . . . . . . . . . . . . 7
          Sources and Availability of Raw Materials . . . . . . . . . . . 8
          Patents, Trademarks and Licenses  . . . . . . . . . . . . . . . 8
          Customers . . . . . . . . . . . . . . . . . . . . . . . . . . . 8
          Backlog . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8
          Competition . . . . . . . . . . . . . . . . . . . . . . . . . . 9
          Research and Development  . . . . . . . . . . . . . . . . . . . 9
          Governmental Regulations  . . . . . . . . . . . . . . . . . . . 9
          Employees . . . . . . . . . . . . . . . . . . . . . . . . . .  10
          Foreign and Domestic Operations
            and Export Sales  . . . . . . . . . . . . . . . . . . . . .  10
          Seasonality . . . . . . . . . . . . . . . . . . . . . . . . .  10
          Inflation . . . . . . . . . . . . . . . . . . . . . . . . . .  10

2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . .  12

4.   Submission of Matters to a Vote of
       Security Holders . . . . . . . . . . . . . . . . . . . . . . . .  12


                                  PART II

5.   Market for the Registrant's Common Stock
       and Related Stockholder Matters  . . . . . . . . . . . . . . . .  12

6.   Selected Financial Data  . . . . . . . . . . . . . . . . . . . . .  12

7.   Management's Discussion and Analysis of
       Financial Condition and Results of Operations  . . . . . . . . .  13

8.   Consolidated Financial Statements and Supplementary Data . . . . .  13

9.   Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure . . . . . . . . . . . . .  13

                                  PART III

10.  Directors and Executive Officers of the
       Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . .  13

12.  Security Ownership of Certain
       Beneficial Owners and Management . . . . . . . . . . . . . . . .  14

13.   Certain Relationships and Related
       Transactions . . . . . . . . . . . . . . . . . . . . . . . . . .  14


                                  PART IV

14.  Exhibits, Financial Statement Schedules
       and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . .  15

     Documents filed as part of this report . . . . . . . . . . . . . .  15

     Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

     Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . .  22

     Financial Statement Schedules  . . . . . . . . . . . . . . . . . .  22

     Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

                                   PART I

                             ITEM 1.  BUSINESS

GENERAL DEVELOPMENT

          THE COMPANY. Culp, Inc. (the company) manufactures and markets upholstery fabrics and mattress tickings primarily for use in the furniture, bedding and institutional furnishings (contract) industries.
The company's products are marketed throughout the United States by its own sales staff and internationally by a combination of a small, internal sales staff and a network of outside sales agents. The company ships directly to customers from its manufacturing facilities. In addition, under its National Warehouse Program, the company inventories popular patterns of its fabrics in its regional distribution facilities for immediate delivery to customers. The company's executive offices are located in High Point, North Carolina, and its ten (10) manufacturing facilities are located in, or near, Burlington and Stokesdale, North Carolina, Anderson and Pageland, South Carolina, West Hazleton, Pennsylvania, Rossville, Georgia and St. Jerome, Canada. The company was organized as a North Carolina corporation in 1972.

          RAYONESE ACQUISITION. On March 6, 1995, the company completed the acquisition of all of the stock of Rayonese Textile Inc., a home furnishings fabric producer located in St. Jerome, Canada. The transaction was valued at approximately $11 million and involved the purchase of a manufacturing facility that produces comforter fabrics, upholstery fabrics and ticking, as well as giving the company yarn spinning capability that it previously did not have. In addition to more fully utilizing the facilities currently in place at Rayonese, the company plans to increase capacity at this plant through additional capital expenditures, as described below.

          CAPITAL EXPENDITURES. During the year ended April 30, 1995, the company spent approximately $18.1 million in capital expenditures. These included planned expenditures of approximately $11.3 million relating to continued expansion of vertical integration and yarn manufacturing, expansion of weaving capacity, and additional hardware purchases in connection with upgrading the company's information systems. The Rayonese acquisition included a plan for $6 million of additional capital expenditures to substantially increase jacquard weaving capacity at the Rayonese plant, of which $3.5 million was incurred in fiscal 1995. The company's capital expenditure budget for fiscal 1996 is approximately $10 million, including the remaining $2.5 million for expansion of Rayonese. Capital expenditures are being funded by internally generated funds, bank borrowings and vendor financing.

INDUSTRY SEGMENT

          The company operates in one segment and is principally involved in the designing, manufacturing and marketing of upholstery fabrics and mattress ticking used in the home and commercial furnishings (contract) industry on a world-wide basis.

PRODUCTS

          The company's products include principally upholstery fabrics and mattress ticking. The company is expanding its production of home textile fabrics, including fabrics used in comforters and bedspreads, but these products did not constitute a material part of the company's business in fiscal 1995.

          UPHOLSTERY FABRICS. The company derives the majority of its revenues from the sale of upholstery fabrics primarily to the residential and commercial (contract) furniture markets. Sales of upholstery fabrics were 82% of sales in fiscal 1995, 84% in 1994 and 84% in 1993. The company has emphasized fabrics and patterns that have broad appeal at promotional to medium prices, generally ranging from $2.25 per yard to $5.95 per yard.

          Principal types of upholstery fabrics sold include flat wovens (both jacquard and dobby constructions) velvets (woven, tufted and flocks), and prints (jacquards and dobby overprints).

          MATTRESS TICKING. The company manufactures mattress ticking (fabric used for covering mattresses and box springs) for sale to bedding manufacturers. Sales of mattress ticking constituted 18% of sales in fiscal 1995 and 16% in both 1994 and 1993.

MANUFACTURING

          GENERAL. The company manufactures substantially all of the products it sells. Manufactured fabrics constituted approximately 99% of sales in fiscal 1995, 1994 and 1993.

          CULP WEAVING. The Culp Weaving operation has two manufacturing plants. Its largest facility, located in Graham, North Carolina, houses upholstery jacquard weaving looms, ticking jacquard weaving looms, a package dye house and yarn preparation equipment. The second Culp Weaving plant, located in Pageland, South Carolina, manufactures flat woven dobby fabrics.

          UPHOLSTERY PRINTS. The Upholstery Prints plant, near Burlington, North Carolina, uses a heat-transfer printing process to print primarily flocked upholstery fabrics and to print paper for heat-transfer upholstery fabrics and mattress ticking. This plant also uses a wet printing process for velvet fabrics. In addition, Upholstery Prints produces tufted velvets and operates finishing ranges for back-coating and print preparation of fabric and several surface-finishing lines for its tufted velvet fabrics. In July 1994, a new distribution facility at the Upholstery Prints plant began operations, handling distribution for velvet fabrics from the Upholstery Prints and Culp Woven Velvets facilities.

          CULP FINISHING. The Culp Finishing plant, located in Burlington, North Carolina, contains finishing ranges for finishing woven upholstery fabrics. The plant also houses significant distribution facilities, which handle distribution of upholstery fabrics to "direct-ship" customers and to the company's regional distribution facilities.

          CULP WOVEN VELVETS. The Culp Woven Velvets plant, in Anderson, South Carolina, contains weaving machines for the production of woven velvets. In addition, the plant houses yarn preparation equipment, a finishing range and surface finishing equipment.

          CULP TICKING. The Culp Ticking plant, in Stokesdale, North Carolina, produces mattress ticking and provides commission printing services. It utilizes both pigment and heat-transfer printing methods to print ticking material. The plant contains a rotary screen print operation, heat-transfer equipment and a finishing range. In addition, the plant houses finished goods for distribution of mattress ticking.

          ROSSVILLE. The Rossville plant, located in Rossville, Georgia, is part of the Rossville/Chromatex Division, which was acquired by the company in November 1993. This facility contains yarn preparation equipment, dobby looms, and finishing equipment, all of which are used to produce flat woven dobby fabric. This plant also contains its own distribution and shipping facilities.

          CHROMATEX. The Chromatex plant is located in West Hazleton, Pennsylvania, and it comprises the remainder of the Rossville/Chromatex Division. This plant produces jacquard upholstery fabrics, and it contains all of the yarn preparation equipment, looms, finishing equipment and distribution facilities used by the Rossville/Chromatex Division for woven jacquard fabrics.

          RAYONESE. The Rayonese plant is owned by the company's subsidiary, Rayonese Textile Inc., and is located in St. Jerome, Canada. Rayonese was acquired by the company in March 1995. This plant produces comforter fabrics, upholstery fabrics and mattress ticking and also contains yarn spinning equipment. The plant also contains its own distribution facilities.

PRODUCT DESIGN AND STYLING

          The company has a staff of designers that specializes in development of new patterns for upholstery fabrics and mattress tickings. The company also purchases some fabric designs from independent artists. The company believes styling and design are key elements to its success and has increased significantly the number of people and other resources dedicated to this area in recent years. The company's design staff works closely with marketing personnel to identify and respond to market trends. The Rossville/Chromatex Division separately maintains its own design staff.

SALES AND DISTRIBUTION

          UPHOLSTERY FABRICS. The company markets upholstery fabrics in the United States through two primary methods: (i) a "direct-ship" operation from its fabric-manufacturing facilities and (ii) a National Warehouse Program whereby inventory is stocked in regional distribution facilities located in High Point, North Carolina, Tupelo, Mississippi and Los Angeles, California. The "direct-ship" program permits customers to arrange for direct shipments from the company's manufacturing facilities. This method generally permits lower pricing, but requires longer delivery times than the National Warehouse Program, which is dependent upon maintenance of current pattern inventories. The company closely monitors current demand in each distribution territory and believes it is therefore able to respond quickly to the needs of customers. The company receives higher prices for products sold through its National Warehouse Program to compensate it for the cost of maintaining inventories and local distribution facilities. In addition, the company markets contract upholstery fabric lines. A small sales staff is responsible for sales and marketing of products for the company's "direct ship" program.

          RAYONESE. Rayonese has its own sales staff and distribution facilities (both upholstery and ticking).

          MATTRESS TICKING. The company distributes mattress ticking from its facility in Stokesdale, North Carolina, and from the company's Los Angeles, California warehouse.

          INTERNATIONAL SALES. In addition to its domestic operations, the company sells and distributes upholstery fabrics and mattress ticking in many countries abroad. The largest volume of export sales during fiscal
1995 was to Europe.   In the year
ended April 30, 1995, export sales, including sales to exporters, totaled $56,099,000, approximately 18% of the company's net sales.
Export sales were $44,038,000, or approximately 18% of net sales, in fiscal 1994 and $41,471,000, or approximately 21% of net sales, in fiscal 1993.

          Additional information relating to international sales may be found in note 14 of the company's consolidated financial statements, included in the Annual Report to Shareholders.

SOURCES AND AVAILABILITY OF RAW MATERIALS

          The company purchases various types of primarily man-made yarns, greige goods and fibers for the manufacture of upholstery fabrics and mattress ticking. Future price levels of raw materials will depend upon supply and demand conditions and general inflation. Generally, the company has not had significant difficulty in obtaining raw materials.

PATENTS, TRADEMARKS, AND LICENSES

          The company believes that its patents, trademarks and licenses are not material to its business.

CUSTOMERS

          The company is not dependent upon a single customer or a group of customers, the loss of which would have a materially adverse effect upon the business of the company, except for one significant customer that accounted for 6.7% of the company's net sales in fiscal 1995. The company sells upholstery fabrics primarily to domestic upholstered furniture manufacturers, institutional furnishings manufacturers and foreign distributors and manufacturers of upholstered furniture. The company markets its mattress ticking principally to bedding manufacturers. The company's domestic customers are distributed throughout the nation; however, its greatest sales are in areas where there is a heavy concentration of furniture manufacturing.

BACKLOG

          As of April 30, 1995, the company had a backlog of $59,500,000, compared to $46,200,000 at June 5, 1994 and $23,900,000 at June 30, 1993.
All of these orders, if filled at all, will be filled in the current fiscal year. Because a large portion of the company's customers have an opportunity to cancel orders, however, it is difficult to predict the amount of the backlog that is "firm." Many customers may cancel orders before goods are placed into production, and some may cancel at a later time. In addition, the company markets a significant portion of its sales through the National Warehouse Program from in-stock order positions. On April 30, 1995, the portion of the backlog with confirmed shipping dates prior to June 5, 1995 was $39,400,000, and the company would expect that most of these orders would be filled.

COMPETITION

          The upholstery fabrics market is highly fragmented and competitive and no one firm dominates the United States market. The company believes its principal upholstery fabrics competitors are the Burlington House Fabrics division of Burlington Industries, Inc., Joan Fabrics Corporation, Malden Mills, Inc., the Mastercraft and Cavel Divisions of Collins & Aikman Company, Guilford Mills, Inc., and Quaker Fabric Corporation.

          The mattress ticking market is concentrated in a few relatively large suppliers. The company believes its principal mattress ticking competitors are Blumenthal Print Works, Inc., Burlington Industries, Inc., and Tietex, Inc.

          Competition for the company's products is based primarily on design, quality, timing of delivery, service, and price. Some of the company's competitors have greater resources than the company. Although U.S. statistics for the upholstery fabric and mattress ticking markets are not generally available, the company believes it is the second largest supplier of upholstery fabrics to the furniture trade and one of the four largest suppliers of mattress ticking to the bedding trade. To date, the company has experienced no significant competition from imports.

RESEARCH AND DEVELOPMENT

          The company's only material research and development is done in the product design and styling area previously described in this report under the subheading "Product Design and Styling".

GOVERNMENTAL REGULATIONS

          The company is subject to various federal and state laws and regulations, including the Occupational Safety and Health Act and federal and state environmental laws. Rayonese is subject to similar laws and regulations in Canada. The company is not aware of any material violation of such laws and regulations. Continued compliance is not expected to have a material effect upon capital expenditures, earnings or the competitive position of the company.

EMPLOYEES

          At April 30, 1995 the company had 2,647 employees. A small portion (approximately 15%) of the company's work force is represented by a union. This includes all of the hourly employees at the Chromatx facility and all of the hourly employees at the Rayonese facility. The company is not aware of any attempt to organize any more of its employees and believes its employee relations are good.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

          Information concerning the company's domestic operations and export sales is included in this report under the subheading "Sales and Distribution".

          Rayonese Textile Inc., located in St. Jerome, Canada, constitutes the company's only foreign operation, and this subsidiary was not acquired until March 6, 1995. During the 56 days that the company owned Rayonese during fiscal 1995, Rayonese had revenues of approximately $2,272,000, of which $894,000 were intercompany transfers. The operation of Rayonese did not have a material effect on the company's export sales totals or net income for fiscal 1995.

SEASONALITY

          The company's business is only slightly seasonal, with increased sales during the second and fourth quarters of each year. This seasonality results primarily from one-week closings of the company's manufacturing facilities, and the facilities of most of its customers, during the first and third quarters for July 4th and Christmas holiday weeks.

INFLATION

          During fiscal 1995, the company experienced increases in its raw material costs that were significantly greater than the increases in recent prior years. Increases also were experienced in other operating costs such as manufacturing supplies and spare parts. Market conditions have not allowed the company to pass all of these cost increases along to customers through price increase for its products. These factors created downward pressure on the company's profit margins during the latter stages of fiscal 1995, and this pressure will continue into fiscal 1996.

                            ITEM 2.  PROPERTIES

          As of April 30, 1995, the company operated in ten (10) manufacturing facilities, three (3) additional distribution facilities and a corporate headquarters. One (1) of the manufacturing facilities, two (2) of the distribution facilities and the corporate headquarters are leased from entities related to the company or its shareholders and directors.
The related party leases are described in Item 13 of this report.

          Following is a summary of the company's principal administrative, manufacturing and distribution facilities as of April 30, 1995.

                           Principal      Total Area  Expiration
Location                      Use         (Sq. Ft.)    Date (1)

High Point, NC (2)       Corporate          33,440       2015
                         headquarters

High Point, NC (2)       Distribution       65,000       2003
Los Angeles, CA (5)      Distribution       45,000       2002
Tupelo, MS (2)           Distribution       35,000       2002
Tupelo, MS (5)           Distribution       19,000       1996

Burlington, NC (2)       Manufacturing     199,000       2009
Anderson, SC (3) (4)     Manufacturing     103,000        N/A

Burlington, NC (3)(4)    Manufacturing     302,000        N/A
                         and distribution

Graham, NC (3) (4)       Manufacturing     341,000        N/A

Stokesdale, NC (3)(4)    Manufacturing     140,000        N/A
                         and distribution

Pageland, SC (3)(4)      Manufacturing      93,000        N/A

Rossville, GA (5)        Manufacturing     396,000       2001
                         and distribution
W. Hazleton, PA (5)      Manufacturing     100,000       2013
                         and distribution

W. Hazleton, PA (5)      Manufacturing     110,000       2008

St. Jerome, Canada (3)   Manufacturing     202,000       N/A
                         and distribution
_______________

(1)  Includes all options to renew
(2)  Leased from related party
(3)  Owned by the company
(4)  Subject to a deed of trust
(5)  Leased from unrelated party

          The company also leases showrooms in Tupelo, Mississippi and High Point, North Carolina.

          The company believes its manufacturing and distribution facilities, and its equipment, are generally in excellent condition, suitable and adequate for its current operations. The company's productive capacity has expanded to meet growing needs.

                         ITEM 3.  LEGAL PROCEEDINGS

          There are no legal proceedings to which the company, or its subsidiaries, is a party or of which any of their property is the subject that are required to be disclosed under this item.


                    ITEM 4.  SUBMISSION OF MATTERS TO A
                          VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of shareholders during the fourth quarter ended April 30, 1995.


                                  PART II

                ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON
                   STOCK AND RELATED STOCKHOLDER MATTERS

          Information with respect to the market for the company's common stock and related shareholder matters is included in the company's Annual Report to Shareholders for the year ended April 30, 1995, in the Consolidated Statements of Shareholders' Equity (dividend information), in the Selected Quarterly Data under the caption "Stock Data," in the Selected Annual Data under the caption "Stock Data," and on the back cover page, in the Corporate Directory, under the caption "Stock Listing," which information is herein incorporated by reference.

                      ITEM 6.  SELECTED FINANCIAL DATA

          This information is included in the company's above referenced Annual Report to Shareholders, under the caption "Selected Annual Data," and is herein incorporated by reference.

              ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Management's Discussion and Analysis of Financial Condition and Results of Operations is included in the company's above referenced Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is herein incorporated by reference.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements and supplementary data are included in the company's above referenced Annual Report to Shareholders, and are herein incorporated by reference. Item 14 of this report contains specific page number references to the consolidated financial statements and supplementary data included in the Annual Report.

     EXCEPT FOR SUCH PORTIONS OF THE COMPANY'S ANNUAL REPORT TO
     SHAREHOLDERS FOR THE YEAR ENDED APRIL 30, 1995 THAT ARE EXPRESSLY INCORPORATED BY REFERENCE INTO THIS REPORT, SUCH REPORT IS NOT TO BE DEEMED FILED AS PART OF THIS FILING.


           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

          During the two years ended April 30, 1995 and any subsequent interim periods, there were no changes of accountants and/or disagreements on any matters of accounting principles or practices or financial statement disclosures.


                                  PART III

        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information with respect to executive officers and directors of the company is included in the company's definitive Proxy Statement to be filed on or about August 4, 1995 pursuant to Regulation 14A of the Securities and Exchange Commission, under the caption "Nominees, Directors and Executive Officers" and "Reports Of Securities Ownership", which information is herein incorporated by reference.

                      ITEM 11.  EXECUTIVE COMPENSATION

          Information with respect to executive compensation is included in the company's definitive Proxy Statement to be filed on or about August 4, 1995 to Regulation 14A of the Securities and Exchange Commission, under the caption "Executive Compensation", which information is herein incorporated by reference.

             ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                           OWNERS AND MANAGEMENT

          Information with respect to the security ownership of certain beneficial owners and management is included in the company's definitive Proxy Statement to be filed on or about August 4, 1995, pursuant to Regulation 14A of the Securities and Exchange Commission, under the caption "Voting Securities", which information is herein incorporated by reference.

          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information with respect to certain relationships and related transactions is included in the company's definitive Proxy Statement to be filed on or about August 4, 1995, pursuant to Regulation 14A of the Securities and Exchange Commission, under the subcaption "Certain
Relationships and Related Transactions", which information is herein incorporated by reference.

                                  PART IV

             ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                          AND REPORTS ON FORM 8-K

a)   Documents Filed as Part of this Report:

     1.   Consolidated Financial Statements

          The following consolidated financial statements of Culp, Inc. from the company's Annual Report to Shareholders for the year ended May 1, 1994, are incorporated by reference into this report.





                                                                                       Page of Annual
                                                                                         Report to
                                                                                        Shareholders
Item                                                                                  [Exhibit 13(a)]

Consolidated Balance sheets - April 30, 1995 and
  May 1, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

Statements of income -
  for the years ended April 30, 1995,
  May 1, 1994 and May 2, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

Statements of shareholders' equity -
  for the years ended April 30, 1995,
  May 1, 1994 and May 2, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

Statements of cash flows -
  for the years ended April 30, 1995,
  May 1, 1994 and May 2, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

Notes to consolidated financial statements  . . . . . . . . . . . . . . . . . . . . . . .14

Report of independent auditors for the years
  ended April 30, 1995, May 1, 1994
  and May 2, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21


2.       Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

With the exception of portions expressly incorporated by reference into this report in Items 5, 6, 7 and 8, the company's Annual

Report to Shareholders for the year ended April 30, 1995 is not to be deemed filed as a part of this report.

         3.      Exhibits

                 The following exhibits are attached at the end of this report, or incorporated by reference herein. Management contracts, compensatory plans, and arrangements are marked with an asterick (*).


          3(i) Articles of Incorporation of the company, as amended, were filed as Exhibit 3(i) to the company's Form 10-Q for the quarter ended January 29, 1995, filed March 15, 1995, and are incorporated herein by reference.

         3(ii) Restated and Amended Bylaws of the company, as amended, were filed as Exhibit 3(b) to the company's Form 10-K for the year ended April 28, 1991, filed on July 25, 1991, and are incorporated herein by reference.

         4(a) Form of Common Stock Certificate of the company was filed as Exhibit 4(a) to Amendment No. 1 to the company's registration statement No.
                        2-85174, filed on August 30, 1983, and is incorporated herein by reference.

         10(a) Copies of Loan Agreement dated December 1, 1988 with Chesterfield County, South Carolina relating to Series 1988 Industrial Revenue Bonds in the principal amount of $3,377,000 and related Letter of Credit and Reimbursement Agreement dated December 1, 1988 with First Union National Bank of North Carolina were filed as Exhibit 10(n) to the company's Form 10-K for the year ended April 29, 1989, and are incorporated herein by reference.

         10(b) Copies of Loan Agreement dated November 1, 1988 with the Alamance County Industrial Facilities and Pollution Control Financing Authority relating to Series A and B Industrial Revenue Refunding Bonds in the principal amount of $7,900,000, and related Letter of Credit and Reimbursement Agreement dated November 1, 1988 with First Union National Bank of North Carolina were filed as exhibit 10(o) to the company's Form 10-K for the year ended

                        April 29, 1990, and
                        are incorporated herein by reference.

         10(c) Copies of Loan Agreement dated January 5, 1990 with the Guilford County Industrial Facilities and Pollution Control Financing Authority, North Carolina, relating to Series 1989 Industrial Revenue Bonds in the principal amount of $4,500,000, and related Letter of Credit and Reimbursement Agreement dated January 5, 1990 with First Union National Bank of North Carolina were filed as Exhibit 10(d) to the company's Form 10-K for the year ended April 19, 1990, filed on July 15, 1990, and are incorporated herein by reference.

         10(d) Copy of Severance Protection Agreement, dated September 21, 1989, was filed as Exhibit 10(f) to the company's Form 10-K for the year ended April 29, 1990, filed on July 25, 1990, and is incorporated herein by reference. (*)

         10(e) Copy of Lease Agreement, dated January 19, 1990, with Phillips Interests, Inc. was filed as
                        Exhibit 10(g) to the company's Form 10-K for the year ended April 29, 1990, filed on July 25, 1990, and is incorporated herein by reference. (*)

         10(f) Copy of Lease Agreement, dated September 6, 1988, with Partnership 74 was filed as Exhibit 10(h) to the company's Form 10-K for the year ended April 28, 1991, filed on July 25, 1990, and is incorporated herein by reference.

         10(g) Copy of the Management Incentive Plan of the company, dated August 1986 and amended July 1989, filed as Exhibit 10(o) to the company's Form 10-K for the year ended May 3, 1992, filed on August 4, 1992, and is incorporated herein by reference.(*)

         10(h) Copy of the Amendment and Restatement of the Employees' Retirement Builder Plan of the company dated May 1, 1981 with amendments dated January 1, 1990 and January 8, 1990 were filed as Exhibit 10(p) to the company's Form 10-K for the year ended May 3, 1992, filed on August 4,

                        1992, and is incorporated herein by
                        reference.(*)

         10(i) Copy of the Second Amendment of Lease Agreement dated April 16, 1993, with Partnership 52 Associates was filed as Exhibit 10(l) to the company's Form 10-K for the year ended May 2, 1993, filed on July 29, 1993, and is incorporated herein by reference.

         10(j) Copy of the First Amendment of Lease Agreement, dated July 27, 1992 with Partnership 74
                        Associates was filed as Exhibit 10(n) to the company's Form 10-K for the year ended May 2, 1993, filed on July 29, 1993, and is incorporated herein by reference.

         10(k)          Copy of 1993 Stock Option Plan was filed as
                        Exhibit 10(o) to the company's Form 10-K for the year ended May 2, 1993, filed on July 29, 1993, and is incorporated herein by reference. (*)

         10(l) Copies of Loan Agreement dated as of December 1, 1993 between Anderson County, South Carolina and the company relating to $6,580,000 Anderson County, South Carolina Industrial Revenue Bonds (Culp, Inc. Project) Series 1993, and related Letter of Credit and Reimbursement Agreement dated as of December 1, 1993 by and between the company and First Union National Bank of North Carolina were filed as Exhibit 10(o) to the Company's Form 10-Q for the quarter ended January 30, 1994, filed March 16, 1994, and are incorporated herein by reference.

         10(m) Copies of First Amendment to Loan Agreement dated as of December 1, 1993 by and between The Guilford County Industrial Facilities and Pollution Control Financing Authority and the company, and related Reimbursement and Security Agreement dated as of December 1, 1993 between the company and Wachovia Bank of North Carolina, National Association were filed as Exhibit 10(p) to the Company's Form 10-Q for the quarter ended January 30, 1994, filed March 16, 1994, and are incorporated herein by reference.

         10(n) Copies of First Amendment to Loan Agreement dated as of December 16, 1993 by and between The Alamance County Industrial Facilities and

                        Pollution Control Financing Authority and the company, and related First Amendment to Letter of Credit and Reimbursement Agreement dated as of December 16, 1993 between First Union National Bank of North Carolina and the company were filed as Exhibit 10(q) to the Company's Form 10-Q for the quarter ended January 30, 1994, filed March 16, 1994, and are incorporated herein by reference.

         10(o) Copies of First Amendment to Loan Agreement dated as of December 16, 1993 by and between Chesterfield County, South Carolina and the company, and related First Amendment to Letter of Credit and Reimbursement Agreement dated as of December 16, 1993 by and between First Union National Bank of North Carolina and the company were filed as Exhibit 10(r) to the Company's Form 10-Q for the quarter ended January 30, 1994, filed March 16, 1994, and are incorporated herein by reference.

         10(p) Copy of 1994 Amended and Restated Credit Agreement dated as of April 15, 1994 by and among the company, First Union National Bank of North Carolina and Wachovia Bank of North Carolina was filed as Exhibit 10(r) to the company's Form 10-K for the fiscal year ended May 1, 1994, filed July 27, 1994, and is incorporated herein by reference.

         10(q) Copy of First Amendment to 1994 Amended and Restated Credit Agreement dated as of April 30, 1994 by and among the company, First Union National Bank of North Carolina and Wachovia Bank of North Carolina was filed as Exhibit 10(s) to the company's Form 10-K for the fiscal year ended May 1, 1994, filed July 27, 1994, and is incorporated herein by reference.

         10(r) Copy of Interest Rate Swap Agreements between company and NationsBank of Georgia (formerly The Citizens and Southern National Bank) dated July 14, 1989 were filed as Exhibit 10(t) to the company's Form 10-K for the fiscal year ended May 1, 1994, filed July 27, 1994, and are incorporated herein by reference.

         10(s) Copy of Second Amendment to 1994 Amended and Restated Credit Agreement dated as of April 30, 1994 by and among the company, First Union Bank of North Carolina, and Wachovia Bank of North Carolina was filed as Exhibit 10(s) to the company's Form 10-Q for the quarter ended July 31, 1994, filed September 13, 1994, and is incorporated herein by reference.

         10(t) Copy of Second Amended Memorandum of Lease with Partnership 74 dated June 15, 1994 was filed as
                        Exhibit 10(t) to the company's Form 10-Q for the quarter ended July 31, 1994, filed September 13, 1994, and is incorporated herein by reference.

         10(u) Copy of Share Purchase Agreement dated as of December 22, 1994, between Masgan Inc. and Salorna Inc. as Vendors and 3096726 Canada Inc. as Purchaser, relating to the purchase of Rayonese Textile Inc. was filed as Exhibit 10(u) to the company's Form 10-Q for the quarter ended January 29, 1994 filed March 15, 1995, and is incorporated herein by reference.

         10(v) Copy of Third Amendment to 1994 Amended and Restated Credit Agreement, dated as of November 1, 1994, by and among the company, First Union National Bank of North Carolina, N.A. and Wachovia Bank of North Carolina, N.A. was filed as Exhibit 10(v) to the company's Form 10-Q for the quarter ended January 29, 1995, filed March 15, 1995, and is incorporated herein by reference.

         10(w) Copy of the Amendment to Lease dated as of November 4, 1994, by and between the company and RDC, Inc. was filed as Exhibit 10(w) to the company's Form 10-Q for the quarter ended January 29, 1994, filed March 15, 1995, and is incorporated herein by reference.

         10(x) Copy of the Amendment and Agreement dated as of December 14, 1994, by and between the company, Rossville Investments, Inc., Rossville Companies, Inc., Chromatex, Inc., Rossville Velours, Inc. and RDC, Inc. was filed as Exhibit 10(x) to the company's Form 10-Q for the quarter ended January 29, 1995, filed on March 15, 1995, and is incorporated herein by reference.

         10(y) Copy of the Amendment to Lease Agreement dated as of December 14, 1994, by and between the company and Rossville Investments, Inc. (formerly known as A & E Leasing, Inc.). was filed as Exhibit 10(y) to the company's Form 10-Q for the quarter ended January 29, 1995, filed March 15, 1995, and is incorporated herein by reference.

         10(z) Copy of Fourth Amendment to 1994 Amended and Restated Credit Agreement, dated as of March 6, 1995, by and among the company, First Union National Bank of North Carolina, N.A., and Wachovia Bank of North Carolina, N.A.

         10(aa) Copy of Interest Rate Swap Agreement between company and First Union National Bank of North Carolina dated April 17, 1995.

         10(bb) Copy of Performance-Based Stock Option Plan, dated June 21, 1994.

         11             Schedule of computation of earnings per share.

         13(a) Copy of the company's 1995 Annual Report to Shareholders, for the year ended April 30, 1995, furnished for information only except with respect to those portions incorporated by refer-ence into this report.

         22             List of subsidiaries of the company.

         24(a) Consent of Independent Public Auditors in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 33-13310, 33-37027, and 33-80206), dated March 20, 1987,
                        September 18, 1990, and June 13, 1994.

         25(a)          Power of Attorney of Andrew W. Adams, dated June
                        19, 1995

         25(b)          Power of Attorney of Judith C. Walker dated
                        June 26, 1995.

         25(c)          Power of Attorney of Howard L. Dunn, Jr., dated
                        June 20, 1995.

         25(d)          Power of Attorney of Baxter P. Freeze, dated
                        6/20/95.

         25(e)          Power of Attorney of Earl M. Honeycutt, dated
                        June 12, 1995.

         25(f)          Power of Attorney of Patrick H. Norton, dated
                        June 14, 1995.

         25(g) Power of Attorney of Earl N. Phillips, Jr., dated June 10, 1995.

         25(h)          Power of Attorney of Bland W. Worley, dated
                        June 12, 1995.

         27             Financial Data Schedule

b)   Reports on Form 8-K:

     The company filed the following report on Form 8-K during the quarter ended April 30, 1995:

              (1) Form 8-K dated February 13, 1995, included under Item 5, Other Events, disclosure of the company's press release for quarterly earnings and Financial
                   Information Release relating to financial information for the quarter ended January 29, 1995.

              (2) Form 8-K dated March 7, 1995, included under Item 5, Other Events, disclosure of the company's press release relating to the completion of the acquisition of Rayonese Textile Inc.

c)   Exhibits:

     The exhibits to this Form 10-K are filed at the end of this Form 10-K immediately preceded by an index. A list of the exhibits begins on page 24 under the subheading "Exhibits Index".

d)   Financial Statement Schedules:

     See Item 14(a) (2)

                                 SIGNATURES

              Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of July, 1995.

                   CULP, INC.

                   By: /s/ Robert G. Culp, III
                           Robert G. Culp, III
                           (Chairman and Chief Executive Officer)


                   By: /s/ Franklin N. Saxon
                           Franklin N. Saxon
                           (Vice President and Chief
                           Financial and Accounting Officer)


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of July, 1995.

/s/  Robert G. Culp, III      /s/  Franklin N. Saxon
     Robert G. Culp, III           Franklin N. Saxon
     (Chairman of the              (Director)
      Board of Directors)

/s/  Earl N. Phillips, Jr.*   /s/  Judith C. Walker *
     Earl N. Phillips, Jr.         Judith C. Walker
        (Director)                   (Director)

/s/  Howard L. Dunn, Jr.*     /s/  Baxter P. Freeze *
     Howard L. Dunn, Jr.           Baxter P. Freeze
        (Director)                   (Director)

/s/  Andrew W. Adams *        /s/  Patrick H. Norton *
     Andrew W. Adams               Patrick H. Norton
       (Director)                    (Director)

/s/  Earl M. Honeycutt*       /s/  Bland W. Worley  *
     Earl M. Honeycutt             Bland W. Worley
       (Director)                    (Director)


* By Franklin N. Saxon, Attorney-in-Fact, pursuant to Powers of Attorney filed with the Securities and Exchange Commission.

                                   EXHIBITS INDEX

               10(z) Copy of Fourth Amendment to 1994 Amended and Restated Credit Agreement, dated as of March 6, 1995, by and among the company, First Union National Bank of North Carolina, N.A., and Wachovia Bank of North Carolina, N.A.

               10(aa) Copy of Interest Rate Swap Agreement between company and First Union National Bank of North Carolina dated April 17, 1995.

               10(bb) Copy of Performance-Based Stock Option Plan, dated June 21, 1994.

               11        Schedule  of  computation  of   earnings  per
                         share.

               13(a) Copy of the company's 1995 Annual Report to Shareholders, for the year ended April 30, 1995, furnished for information only except with respect to those portions incorporated by reference into this report.

               22        List of subsidiaries of the company.

               24(a) Consent of Independent Public Auditors in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 33-13310, 33-37027 and 33-80206, dated March 20,
                         1987, September 18, 1990, and June 13, 1994.

               25(a)     Power of Attorney of Andrew W. Adams, dated
                         June 19, 1995.

               25(b)     Power of Attorney of Judith C. Walker, dated
                         June 26, 1995.

               25(c) Power of Attorney of Howard L. Dunn, Jr., dated June 20, 1995.

               25(d)     Power of Attorney of Baxter P. Freeze, dated
                         June 20, 1995.

               25(e)     Power of Attorney of Earl M. Honeycutt, dated
                         June 12, 1995.

               25(f)     Power of Attorney of Patrick H. Norton, dated
                         June 14, 1995.

               25(g) Power of Attorney of Earl N. Phillips, Jr., dated June 10, 1995.

               25(h)     Power of Attorney of Bland W. Worley,  dated
                         June 12, 1995

               27        Financial Data Schedule