Form 10-Q
period 1995-07-30
CULP INC
filed 1995-09-13
CIK 723603

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                               FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the period ended July 30, 1995

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

                              YES X    NO



        Common shares outstanding at July 30, 1995:  11,209,641
                            Par Value: $.05

                           INDEX TO FORM 10-Q

                             July 30, 1995


                                                                        Page
 Part I -  Financial Information.                                      ------
 ------------------------------------------

 Item 1.  Financial Statements:

      Statements of Income--Three Months Ended                           I-1
      July 30, 1995 and July 31, 1994

      Balance Sheets--July 30, 1995 and April 30, 1995                   I-2

      Statements of Cash Flows--Three Months Ended                       I-3
      July 30, 1995 and July 31, 1994

      Statements of Shareholders' Equity                                 I-4

      Notes to Financial Statements                                      I-5

      Sales by Business Unit                                             I-8

      Export Sales and Foreign Sales by Geographic Area                  I-9

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

 Item 3.   Default Upon Senior Securities                                II-1

 Item 4.   Submission of Matters to a Vote of Security Holders           II-1

 Item 5.   Other Information                                             II-1

 Item 6.   Exhibits and Reports on Form 8-K                              II-1 - II-5


 Signatures                                                              II-6

                               CULP, INC.
                     CONSOLIDATED INCOME STATEMENTS
       FOR THE THREE MONTHS ENDED JULY 30, 1995 AND JULY 31, 1994

           (Amounts in Thousands, Except for Per Share Data)

                                            THREE MONTHS ENDED (UNAUDITED)

                                                Amounts                                       Percent of Sales
                                        July 30,        July 31,        % Over
                                         1995            1994         (Under)             1996          1995
Net sales                               72,357          66,349          9.1 %           100.0 %       100.0 %
Cost of sales                           60,159          55,249          8.9 %            83.1 %        83.3 %
     Gross profit                       12,198          11,100          9.9 %            16.9 %        16.7 %

Selling, general and
  administrative expenses                8,454           7,569         11.7 %            11.7 %        11.4 %
     Income from operations              3,744           3,531          6.0 %             5.2 %         5.3 %

Interest expense                         1,297           1,077         20.4 %             1.8 %         1.6 %
Interest income                              0             (23)      (100.0)%             0.0 %        (0.0)%
Other expense (income), net                107             177        (39.5)%             0.1 %         0.3 %
     Income before income taxes          2,340           2,300          1.7 %             3.2 %         3.5 %

Income taxes  *                            825             850         (2.9)%            35.3 %        37.0 %
     Net income                          1,515           1,450          4.5 %             2.1 %         2.2 %

Average shares outstanding              11,207          11,198          0.1 %
Net income per share                     $0.14           $0.13          7.7 %
Dividends per share                    $0.0275          $0.025         10.0 %




 * Percent of sales column is calculated as a % of income before income taxes.

                               CULP, INC.
                      CONSOLIDATED BALANCE SHEETS
            JULY 30, 1995, JULY 31, 1994 AND APRIL 30, 1995

                   (Unaudited, Amounts in Thousands)

                                                     Amounts                     Increase
                                              July 30,      July 31,      (Decrease)                    * April 30,
                                                1995          1994          Dollars       Percent          1995
Current assets
     Cash and cash investments                  988           380            608        160.0 %          1,393
     Accounts receivable                     38,243        33,173          5,070         15.3 %         44,252
     Inventories                             49,363        40,229          9,134         22.7 %         45,771
     Other current assets                     3,553         2,391          1,162         48.6 %          3,194
          Total current assets               92,147        76,173         15,974         21.0 %         94,610

Restricted investments                            0         2,202         (2,202)      (100.0)%            795
Property, plant & equipment, net             75,744        66,535          9,209         13.8 %         75,805
Goodwill                                     22,391        18,588          3,803         20.5 %         22,600
Other assets                                  2,443         1,087          1,356        124.7 %          1,189

          Total assets                      192,725       164,585         28,140         17.1 %        194,999



Current Liabilities
     Current maturities of long-term debt    11,555         4,508          7,047        156.3 %         11,555
     Accounts payable                        25,864        19,772          6,092         30.8 %         32,250
     Accrued expenses                         8,520         7,505          1,015         13.5 %         11,532
     Income taxes payable                     1,139         1,224            (85)        (6.9)%            661
          Total current liabilities          47,078        33,009         14,069         42.6 %         55,998

Long-term debt                               67,662        64,187          3,475          5.4 %         62,187

Deferred income taxes                         5,361         3,477          1,884         54.2 %          5,418
          Total liabilities                 120,101       100,673         19,428         19.3 %        123,603

Shareholders' equity                         72,624        63,912          8,712         13.6 %         71,396

          Total liabilities and
          stockholders' equity              192,725       164,585         28,140         17.1 %        194,999

Shares outstanding                           11,210        11,205              5          0.0 %         11,205

  *   Derived from audited financial statements.

                               CULP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED JULY 30, 1995 AND JULY 31, 1994
                   (Unaudited, Amounts in Thousands)


                                                                           THREE MONTHS ENDED

                                                                               Amounts
                                                                        July 30,      July 31,
                                                                          1995          1994
Cash flows from operating activities:
  Net income                                                              1,515         1,450
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation                                                        3,067         2,622
      Amortization of intangible assets                                     148           136
      Provision for deferred income taxes                                   (57)            0
      Changes in assets and liabilities:
        Accounts receivable                                               6,009         3,570
        Inventories                                                      (3,592)       (3,633)
        Other current assets                                               (359)         (164)
        Other assets                                                     (1,276)          (49)
        Accounts payable                                                 (6,386)      (10,535)
        Accrued expenses                                                 (3,012)         (653)
        Income taxes payable                                                478           588
          Net cash provided by (used in) operating activities            (3,465)       (6,668)
Cash flows from investing activities:
  Capital expenditures                                                   (3,006)       (5,153)
  Purchases of restricted investments                                         0           (22)
  Proceeds from sale of restricted investments                              795           743
  Business acquired                                                          83             0
          Net cash provided by (used in) investing activities            (2,128)       (4,432)
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                7,000         7,200
  Principal payments on long-term debt                                   (1,525)          (67)
  Net increase (decrease) in bank overdrafts                                  0         1,841
  Dividends paid                                                           (308)         (280)
  Proceeds from sale of common stock                                         21            93
          Net cash provided by (used in) financing activities             5,188         8,787

Increase (decrease) in cash and cash investments                           (405)       (2,313)

Cash and cash investments at beginning of period                          1,393         2,693

Cash and cash investments at end of period                                  988           380

                                  I-3

                               Culp, Inc.
                   STATEMENTS OF SHAREHOLDERS' EQUITY
                              (unaudited)

(Dollars in thousands, except per share data)


                                                              Capital
                                                            Contributed                        Total
                                      Common Stock           in Excess       Retained     Shareholders'
                                    Shares       Amount     of Par Value     Earnings         Equity

Balance, May 1, 1994               11,177,353 $       558 $       16,487 $       45,604 $        62,649
 Cash dividends                                                                  (1,120)         (1,120)
   ($.10 per share)
 Net income                                                                       9,775           9,775
 Common stock issued in
   connection with stock
   option plan                         27,413           2             90                             92

Balance, April 30, 1995            11,204,766 $       560 $       16,577 $       54,259 $        71,396
 Cash dividends                                                                    (308)           (308)
   ($.025 per share)
 Net income                                                                       1,515           1,515
 Common stock issued in
   connection with stock
   option plan                          4,875           0             21                             21
Balance, April 30, 1995            11,209,641 $       560 $       16,598 $       55,466 $        72,624

                                              Culp, Inc.
                                     NOTES TO FINANCIAL STATEMENTS
                                              (unaudited)


            1. Basis of Presentation

               The  financial  information included  herein  is
            unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Certain amounts for fiscal year 1995 have been reclassified to conform with the fiscal year 1996
            presentation.   Such reclassifications had  no effect on net
            income as  previously reported.   All  such adjustments  are
            of a normal recurring nature. The results of operations for the three months ended July 30, 1995 are not necessarily indicative of the results to be expected for the full year.

            2. Accounts Receivable

               The company factors  a portion of its  accounts
            receivable, primarily on  a nonrecourse  basis.   The
            factoring arrangements are used solely for credit purposes, and not for borrowing purposes.

               A summary of accounts receivable follows (dollars in thousands):

            --------------------------------------------------------------------
                                                 July 30, 1995   April  30, 1995
            --------------------------------------------------------------------
            Customers                            $   37,686      $   44,014
            Factors
                                                      1,467           1,314
            Allowance for doubtful accounts
                                                      (500)            (739)
            Reserve for returns and allowances
                                                      (410)             (337)
            --------------------------------------------------------------------
            --------------------------------------------------------------------
                                                 $   38,243        $   44,252
            =========================================================

            3. Inventories

               Inventories are carried at the lower of cost of market.
            Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

               A summary of inventories follows (dollars in thousands):
            -------------------------------------------------------------------
            -------------------------------------------------------------------
                                                July 30, 1995     April 30, 1995
            -------------------------------------------------------------------
            -------------------------------------------------------------------
            Raw materials                         $      27,033    $   25,385
            Work-in-process                               7,013         3,465
            Finished goods                               18,300        19,834
           -------------------------------------------------------------------

           -------------------------------------------------------------------
            Total inventories valued at FIFO cost        47,416         48,684
            Adjustments to reduce FIFO cost to LIFO cost (2,983)        (2,913)
            -------------------------------------------------------------------
            -------------------------------------------------------------------
                                                     $   49,363     $   45,771
            ========================================================

                                              Culp, Inc.
                                     NOTES TO FINANCIAL STATEMENTS
                                              (unaudited)


            4. Accounts Payable:

               A summary of accounts payable follows (dollars in thousands):
            -------------------------------------------------------------------
            -------------------------------------------------------------------
                                               July 30, 1995     April 30, 1995
            -------------------------------------------------------------------
            -------------------------------------------------------------------
            Bank overdraft                   $          -0-     $        -0-
            Accounts payable-trade                   22,443            22,647
            Accounts payable-capital expenditures     3,421             9,603
            ------------------------------------------------------------------
            ------------------------------------------------------------------
                                                 $   25,864        $   32,250
            =========================================================

            5. Accrued Expenses

               A summary of accrued expenses follows (dollars in thousands):
            -------------------------------------------------------------------
            -------------------------------------------------------------------
                                                 July 30, 1995   April  30, 1995
            --------------------------------------------------------------------
            --------------------------------------------------------------------
            Compensation                             $    3,335        $   5,252
            Acquisition costs                             1,280            1,595
            Other                                         3,905            4,685
            --------------------------------------------------------------------
            --------------------------------------------------------------------
                                                     $    8,520        $  11,532
            ========================================================

            6. Long-term Debt

               A summary of long-term debt follows (dollars in thousands).
            ------------------------------------------------------------------
            ------------------------------------------------------------------
                                              July 30, 1995     April 30, 1995
            ------------------------------------------------------------------
            ------------------------------------------------------------------
            Secured term loan                      $   40,000        $   41,500
            Industrial revenue bonds                   15,762            15,787
            Subordinated note payable                   1,000             1,000
            Convertible note payable                    5,455             5,455
            Revolving credit line                      17,000            10,000
            -------------------------------------------------------------------
            -------------------------------------------------------------------
                                                   $   79,217        $   73,742
            Less current maturities                   (11,555)          (11,555)
            ------------------------------------------------------------------
            ------------------------------------------------------------------
                                                   $   67,662        $   62,187
            ========================================================

               On November 7, 1994, the  company amended its loan
            agreements, in order to provide a significantly lower interest rate spread above LIBOR, an additional $8.0 million in term debt to prepay the majority of the subordinated note payable, which carried an interest rate of prime plus one-half percent, and fewer financial covenants.

            The  company's loan agreements require, among other things, that
            the company maintain  certain financial  ratios.   At July
            30, 1995, the company was in compliance with these required covenants.

                               Culp, Inc.
                     NOTES TO FINANCIAL STATEMENTS
                              (unaudited)

            7. Acquisition

               On March 6, 1995,  the company acquired Rayonese Textile
            Inc. (Rayonese), a manufacturer of home  furnishings fabrics
            based near Montreal,  Canada.   The transaction has a
            preliminary estimated value of approximately $10.5 million and included the purchase of 100% of the Rayonese common stock and the assumption of Rayonese's funded debt. The acquisition was accounted for as a purchase, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The preliminary estimated fair values of assets and retained liabilities acquired are summarized below:

            -----------------------------------------------------------
            -----------------------------------------------------------
            (dollars in thousands)                  March  6, 1995
            -----------------------------------------------------------
            -----------------------------------------------------------
            Accounts receivable, net                $ 1,994
            Inventories                               1,894
            Other current assets                         89
            Property, plant and equipment             5,000
            Goodwill                                  4,137
            Accounts payable and accrued expenses    (2,659)
                                               $     10,455
            ========================================================

            8. Cash Flow Information

               Payments for interest and income taxes during the period
            were  (dollars in thousands)

            ------------------------------------------------------------
            ------------------------------------------------------------
                                                         1996        1995
            -------------------------------------------------------------
            -------------------------------------------------------------
            Interest                            $       1,374 $     4,668
            Income taxes                                  347       4,071
            ========================================================

                               CULP, INC.
                         SALES BY BUSINESS UNIT
                  FOR THREE MONTHS ENDED JULY 30, 1995
                           AND JULY 31, 1994

                         (Amounts in thousands)

                               THREE MONTHS ENDED (UNAUDITED)

                                         Amounts                                           Percent of Total Sales
                                  July 30,        July 31,          % Over
        Business Units              1995            1994            (Under)               1996             1995
Upholstery Fabrics
  Flat Wovens
    Existing Culp                  17,584          19,613            (10.3)%               24.3 %           29.6 %
    Rossville/Chromatex            15,358          15,140              1.4 %               21.2 %           22.8 %
                                   32,942          34,753             (5.2)%               45.5 %           52.4 %

  Velvets/Prints                   23,523          20,644             13.9 %               32.5 %           31.1 %
                                   56,465          55,397              1.9 %               78.0 %           83.5 %

Mattress Ticking                   15,892 *        10,952             45.1 %               22.0 %           16.5 %

                                   72,357          66,349              9.1 %              100.0 %          100.0 %




 * Includes Rayonese Shipments of $1,769.

                               CULP, INC.
              EXPORT AND FOREIGN SALES BY GEOGRAPHIC AREA
         FOR THREE MONTHS ENDED JULY 30, 1995 AND JULY 31, 1994


                         (Amounts in thousands)

                               THREE MONTHS ENDED (UNAUDITED)

                                         Amounts                                          Percent of Total Sales
                                  July 30,        July 31,          % Over
       Geographic Area              1995            1994            (Under)               1996             1995
North America (Excluding USA)           4,544 *         3,609             25.9 %               31.5 %           32.5 %
Europe                                  2,875           2,798              2.8 %               19.9 %           25.2 %
Middle East                             2,112             863            144.7 %               14.7 %            7.8 %
Far East & Asia                         1,639           1,876            (12.6)%               11.4 %           16.9 %
South America                             445             308             44.5 %                3.1 %            2.8 %
All other areas                         2,797           1,655             69.0 %               19.4 %           14.9 %

                                       14,412          11,109             29.7 %              100.0 %          100.0 %







 * Includes Rayonese shipments of $1,769.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF

             FINANCIAL CONDITION AND RESULTS OF OPERATIONS




            The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this report.


            Overview

            For the three months ended July 31, 1995, net sales were $72.4 million, up 9% from $66.3 million in the year-earlier period. Net income for the quarter totaled $1,515,000, or $0.14 per share, compared with
            $1,450,000, or $0.13 per share, for  the first quarter  of
            fiscal 1995.   Of  the increase of  $6.1 million  in  sales,
            $1.8 million was attributable to the contribution from Rayonese Textile which was acquired during the fourth
            quarter of fiscal 1995. (See  text  below.)   The  increase
            in sales, excluding that contribution, primarily reflected higher shipments of upholstery fabrics and mattress ticking to U.S.-based manufacturers and increased exports of upholstery fabrics.

            The  overall trend  in incoming  orders was  slower during
            the period.   This pattern,  which  initially became
            evident toward the close of fiscal 1995, appeared to reflect caution by furniture manufacturers about the
            outlook for consumer  spending.   The company  believes this
            trend is temporary and that business conditions are more positive, as evidenced by a somewhat accelerated pace of demand in recent weeks. Additionally, the trend of interest rates has improved, with mortgage rates becoming more attractive.



            Rayonese Textile Inc. Acquisition

            On March 6, 1995, the company completed the acquisition of Rayonese Textile Inc. The transaction has a preliminary estimated value of approximately $10.5 million and includes the purchase of 100% of the Rayonese common stock and the assumption of Rayonese's funded debt. The acquisition is described in more detail elsewhere in this report and in the company's filing with the Securities and Exchange Commission on Form 8-K filed December 23, 1994. Also see footnote 7 to the Consolidated Financial Statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF

             FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                              (continued)


            Analysis of Operations

            The table below sets forth certain items in the Statements of Income as a percentage of net sales. Income taxes are expressed as a percentage of income before income taxes.


                                                         Three Months Ended

                                                     July 30,         July 31,
                                                       1995             1994

            Net Sales                                100.0%            100.0%
            Cost of Sales                              83.1             83.3


               Gross Profit                            16.9             16.7
            Selling, General and
               Administrative Expenses                 11.7             11.4


               Income from Operations                   5.2              5.3


            Interest Expense                            1.8              1.6
            Interest Income                             0.0              0.0
            Other Expense (Income), Net                 0.1              0.3

               Income Before Income Taxes               3.2              3.5

            Income Taxes                               35.3             37.0

               Net Income                               2.1%             2.2%



            Liquidity and Capital Resources

            The company  continues to maintain a  sound financial
            position.   Funded long- and  short-term debt  increased to
            $79.2 million at the close of the first quarter, up from $72.9 million at the close of fiscal 1995. As a percentage of total capital (debt plus total shareholders' equity), the company's debt amounted to 52.2% as of July 30, 1995, up slightly from the

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF

             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (continued)


            end of fiscal 1995. The company's current ratio as of July 30, 1995 was 2.0 compared with 1.7 as of April 30, 1995. Shareholders' equity increased to $72.6 million as of July 30, 1995 compared with $71.4 million at the end of fiscal 1995.

            Because of seasonal factors, the company typically invests cash on a net basis for operating activities during the first quarter. During the first quarter of fiscal 1995, the deficit in operating cash flow totaled $3.5 million. Borrowings of $7.0 million under a revolving credit agreement were used to fund operations during the first quarter.

            The company's borrowings  are through  financing
            arrangements with two banks which provide for a term loan of $44.0 million and a revolving credit agreement
            of  $33.5  million.   As of  July 30,  1995, the  company
            had $16.5 million in borrowings available under the revolving credit agreement.

            The company's Board of Directors has approved a capital expenditure budget of $11.0 million for fiscal 1996. Capital spending during the first quarter totaled $3.0 million. The company believes that cash flows from operations and funds available under existing credit facilities will be sufficient to fund capital expenditures as well as financing needs related to operations during the remainder of fiscal 1996.


            Inflation

            The company is experiencing increases in raw material costs and the expense of other operating items. Competitive conditions have not allowed the company to fully offset these increases by raising prices, a condition which has led
            to a slight  decline in  margins.   Although  the company
            has announced plans to implement higher prices later this fiscal year, some continuing pressure on profitability may occur over the remainder of fiscal 1996.



            Three Months Ended July 30, 1995 Compared With Three Months Ended July 31, 1994

            Sales by major Business Unit and Export and Foreign Sales by Geographic Area for the three months are set forth in separate schedules on pages I-8 and I-9.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF

             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (continued)




            Sales of upholstery fabrics as a whole were up $1.1 million from a year ago. Lower sales of flat wovens were more than offset by increased sales of velvets/prints. The gain in sales of mattress ticking primarily reflected higher shipments to existing accounts and $1.8 million from Rayonese Textile, which was acquired on March 6, 1995. Exports, consisting primarily of upholstery fabrics, increased to $14.4 million, up 30% from $11.1 million in
            the  year-earlier period.   The sales  of Rayonese  Textile
            are considered as exports and added to the year-to-year gain.

            Gross profit increased both in absolute dollars and as a percentage of net sales. The higher gross profit percentage reflects a $150,000 credit recorded in the first quarter of fiscal 1996 related to the successful resolution of a North Carolina sales tax matter. The company is continuing to experience higher prices for raw materials, a trend which began during the second half of fiscal 1995. The company has been able to offset most of the higher costs through increased operating productivity as well as by raising
            prices.   The company has  announced  a 2%  price increase
            to become  effective during  the second fiscal quarter.

            Selling,  general   and  administrative  expenses  increased
            slightly  as  a percentage of  net sales.   Although  the
            company is continuing to emphasize cost-containment programs, planned increases in expenses related to new fabric designs and marketing resources led to the higher ratio of expenses.

            Net interest expense increased to  $1.3 million compared
            with $1.1  million in the year-earlier period.   The
            increase principally reflected the additional borrowings related to the acquisition of Rayonese Textile and, to a lesser degree, higher prevailing interest rates.

            Other expense (income), net decreased in comparison to the first quarter of fiscal 1995 due to the recording of a $100,000 credit related to the favorable settlement of an environmental dispute with the former owner of one of the company's facilities.

            The effective  tax rate declined to  35.3% compared with
            37.0%.   The decrease was  primarily due  to  a  higher
            percentage of income from international operations which are taxed at a lower rate.

 Part II - OTHER INFORMATION
 ----------------------------

 Item 1.   Legal Proceedings

 There are no legal proceedings that are required to be disclosed under this item.


 Item 2.  Change in Securities

      None

 Item 3.  Default Upon Senior Securities

      None

 Item 4.  Submission of Matters to a Vote of Security Holders

      None

 Item 5.  Other Information

      None

 Item 6.  Exhibits and Reports on Form 8-K

            (a) The following exhibits are filed as part of this report or incorporated by reference herein.

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

                 10(c)      Loan  Agreement dated  January  5, 1990
                            with  the with the Guilford County
                            Industrial Facilities and Pollution
                            Control  Financing   Authority,  North
                            Carolina, relating to Series 1989 Industrial
                            Reve- nue Bonds in the principal amount of $4,500,000, and related Letter of Credit and Reimbursement Agreement dated January
                            5, 1990 with First  Union National Bank  of
                            North  Carolina  was  filed  as Exhibit
                            10(d) to the company's Form 10-K for the year ended April 19, 1990, filed on July 15, 1990, and is incorporated herein by reference.

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

                 10(p) Interest Rate Swap Agreements between company and NationsBank of Georgia (formerly The Citizens and Southern National Bank) dated July 14, 1989 were filed as Exhibit 10(t) to the company's Form 10-K, filed on July 27, 1994, and are incorporated herein by reference.

                 10(q) Share Purchase Agreement dated as of December 22, 1994, between Masgan Inc. and Salorna Inc. as Vendors and 3096726 Canada Inc. as Purchaser, relating to the purchase of Rayonese Textile Inc. was filed as Exhibit 10(u) to the company's Form 10-Q, for the quarter ended January 29, 1995, filed on March 15, 1995, and is incorporated herein by reference.

                 10(r) Amendment to Lease dated as of November 4, 1994, by and between the company and RDC, Inc. was filed as Exhibit 10(w) to the company's Form 10-Q, for the quarter ended January 29, 1995, filed on March 15, 1995, and is incorporated herein by reference.

                 10(s)      Amendment  and Agreement dated as  of
                            December 14, 1994,  by  and   between  the
                            company,  Rossville Investments,  Inc.,
                            Rossville  Companies,  Inc., Chromatex,
                            Inc., Rossville Velours, Inc. and RDC, Inc.
                            was filed as Exhibit 10(x) to
                            the company's Form 10-Q, for the quarter ended January 29, 1995, filed on March 15, 1995, and is incorporated herein by reference.

                 10(t) Amendment to Lease Agreement dated as of December 14, 1994, by and between the company and Rossville Investments, Inc.
                            (formerly   known  as  A  &  E Leasing,
                            Inc.). was filed  as Exhibit 10(y)  to the
                            company's Form 10-Q, for
                            the    quarter    ended January    29,
                            1995, filed   on  March   15, 1995,      and
                            is     incorporated herein  by  reference.

                 10(u) Interest Rate Swap Agreement between company and First Union National Bank of North Carolina dated April 17, 1995, was filed as Exhibit 10(aa) to the company's Form 10-K for the year ended April 30, 1995, filed on July 26, 1995, and is incorporated herein by reference.

                 10(v) Performance-Based Stock Option Plan, dated June 21, 1994, was filed as Exhibit 10(bb) to the company's Form 10-K for the year ended April 30, 1995, filed on July 26, 1995, and is incorporated herein by reference.

                 10(w) Interest Rate Swap Agreement between company and First Union National Bank of North Carolina, dated May 31, 1995.

                 10(x)      Interest Rate Swap Agreement  between
                            company  and First Union National Bank  of
                            North Carolina,  dated July 7, 1995.

                 10(y) 1995 Amended and Restated Credit Agreement by and among Culp, Inc., First Union
                            National  Bank of North   Carolina  and
                            Wachovia  Bank   of  North Carolina, N.A.,
                            dated July 1, 1995.

                 27         Financial Data Schedule.


            (b)  Reports on Form 8-K:

                 The following report on Form 8-K was filed during the period covered by this report:

                 (1)  Form 8-K  dated June  2, 1995,  included  under
                      Item  5, Other Events, disclosure of the
                      company's press release for quarterly earnings and the company's Financial Information
                      Release   relating   to    the   financial
                      information for the fiscal year ended April 30, 1995.

                                        SIGNATURES



            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CULP, INC.
                                                  (Registrant)


Date:  September 12, 1995        By: s/s  Franklin N. Saxon
       ------------------                 -------------------------
                                          Franklin N. Saxon
                                          Vice President and
                                          Chief Financial Officer

                                          (Authorized  to sign  on  behalf
                                           of  the  registrant  and
                                           also  signing   as   principal
                                           accounting officer)



Date:  September 12, 1995        By: s/s  Stephen T. Hancock
      ---------------------              --------------------
                                          Stephen T. Hancock
                                          General  Accounting  Manager

                                          (Chief Accounting Officer)

                                       EXHIBIT INDEX

            No.            Exhibit

            10(w)          Interest  Rate Swap  Agreement between
                           company and First Union National Bank of
                           North  Carolina, dated May 31, 1995.

            10(x)          Interest  Rate Swap  Agreement between
                           company and First  Union  National
                           Bank of North Carolina, dated July 7, 1995.

            10(y) 1995 amended and Restated Credit Agreement by and among Culp, Inc., First Union national Bank of North Carolina and Wachovia Bank of North Carolina, N.A., dated July 1, 1995.