Form 10-Q
period 1995-10-29
CULP INC
filed 1995-12-12
CIK 723603

-------------------------------------------------------------------------------






                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended October 29, 1995

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

                                    YES X NO



            Common shares outstanding at October 29, 1995: 11,219,016
                                 Par Value: $.05

-------------------------------------------------------------------------------

                               INDEX TO FORM 10-Q

                                October 29, 1995

Part I -  Financial Information.                                   Page
------------------------------------------                         -------
Item 1.  Financial Statements:

     Statements of Income--Three and Six Months Ended              I-1
     October 29, 1995 and October 30, 1994

     Balance Sheets--October 29, 1995, October 30, 1994,           I-2
     and April 30, 1995

     Statements of Cash Flows---Six Months                         I-3
     ended October 29, 1995 and October 30, 1994

     Statements of Shareholders' Equity                            I-4

     Notes to Financial Statements                                 I-5

     Sales by Business Unit                                        I-9

     Export and Foreign Sales by Geographic Area                   I-10

     Sales by Business Unit - Trend Analysis                       I-11

Item 2.   Management's Discussion and Analysis of Financial        I-12
                              Condition and Results of Operation


Part II - Other Information
-------------------------------------
Item 1.   Legal Proceedings                                        II-1

Item 2.   Changes in Securities                                    II-1

Item 3.   Default Upon Senior Securities                           II-1

Item 4.   Submission of Matters to a Vote of Security Holders      II-1

Item 5.   Other Information                                        II-2

Item 6.   Exhibits and Reports on Form 8-K                         II-2-II-6

Signatures                                                         II-7

                     CULP, INC. FINANCIAL INFORMATION RELEASE
                         CONSOLIDATED INCOME STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED OCTOBER 29, 1995 AND OCTOBER 30, 1994

               (Amounts in Thousands, Except for Per Share Data)

                                                              THREE MONTHS ENDED (UNAUDITED)

                                             Amounts                                Percent of Sales
                                           October 29,   October 30,   % Over
                                              1995          1994      (Under)         1996      1995


Net sales                                       90,672        78,445     15.6 %       100.0 %   100.0 %
Cost of sales                                   74,565        64,272     16.0 %        82.2 %    81.9 %
     Gross profit                               16,107        14,173     13.6 %        17.8 %    18.1 %

Selling, general and
  administrative expenses                        9,675         8,363     15.7 %        10.7 %    10.7 %
     Income from operations                      6,432         5,810     10.7 %         7.1 %     7.4 %

Interest expense                                 1,388         1,144     21.3 %         1.5 %     1.5 %
Interest income                                      0           (24)  (100.0)%         0.0 %    (0.0)%
Other expense (income), net                        219           190     15.3 %         0.2 %     0.2 %
     Income before income taxes                  4,825         4,500      7.2 %         5.3 %     5.7 %

Income taxes  *                                  1,825         1,700      7.4 %        37.8 %    37.8 %
     Net income                                  3,000         2,800      7.1 %         3.3 %     3.6 %

Average shares outstanding                      11,211        11,205      0.1 %
Net income per share                             $0.27         $0.25      8.0 %
Dividends per share                            $0.0275        $0.025     10.0 %




                                                            SIX MONTHS ENDED (UNAUDITED)

                                                    Amounts                                Percent of Sales
                                           October 29,   October 30,   % Over
                                              1995          1994      (Under)         1996      1995

Net sales                                      163,029       144,794     12.6 %       100.0 %   100.0 %
Cost of sales                                  134,724       119,521     12.7 %        82.6 %    82.5 %
     Gross profit                               28,305        25,273     12.0 %        17.4 %    17.5 %

Selling, general and
  administrative expenses                       18,129        15,932     13.8 %        11.1 %    11.0 %
     Income from operations                     10,176         9,341      8.9 %         6.2 %     6.5 %

Interest expense                                 2,685         2,221     20.9 %         1.6 %     1.5 %
Interest income                                      0           (47)  (100.0)%         0.0 %    (0.0)%
Other expense (income), net                        326           367    (11.2)%         0.2 %     0.3 %
     Income before income taxes                  7,165         6,800      5.4 %         4.4 %     4.7 %

Income taxes  *                                  2,650         2,550      3.9 %        37.0 %    37.5 %
     Net income                                  4,515         4,250      6.2 %         2.8 %     2.9 %

Average shares                                  11,209        11,202      0.1 %
Net income per share                             $0.40         $0.38      5.3 %
Dividends per share                             $0.055         $0.05     10.0 %


 * Percent of sales column is calculated as a % of income before income taxes.

                      CULP, INC. FINANCIAL INFORMATION RELEASE
                          CONSOLIDATED BALANCE SHEETS
             OCTOBER 29, 1995, OCTOBER 30, 1994 AND APRIL 30, 1995

                       (Unaudited, Amounts in Thousands)



                                                        Amounts                  Increase
                                                October 29,   October 30,       (Decrease)       * April 30,
                                                   1995          1994        Dollars   Percent       1995


Current assets
     Cash and cash investments                          930           257        673     261.9 %      1,393
     Accounts receivable                             46,930        42,727      4,203       9.8 %     44,252
     Inventories                                     49,632        42,504      7,128      16.8 %     45,771
     Other current assets                             3,415         2,510        905      36.1 %      3,194
          Total current assets                      100,907        87,998     12,909      14.7 %     94,610

Restricted investments                                    0         1,624     (1,624)   (100.0)%        795
Property, plant & equipment, net                     73,876        68,848      5,028       7.3 %     75,805
Goodwill                                             23,189        18,725      4,464      23.8 %     22,600
Other assets                                          2,432         1,209      1,223     101.2 %      1,189

          Total assets                              200,404       178,404     22,000      12.3 %    194,999



Current Liabilities
     Current maturities of long-term debt            11,555         6,008      5,547      92.3 %     11,555
     Accounts payable                                30,175        28,685      1,490       5.2 %     32,250
     Accrued expenses                                11,075         8,688      2,387      27.5 %     11,532
     Income taxes payable                             1,729         1,653         76       4.6 %        661
          Total current liabilities                  54,534        45,034      9,500      21.1 %     55,998

Long-term debt                                       65,137        63,462      1,675       2.6 %     62,187

Deferred income taxes                                 5,382         3,477      1,905      54.8 %      5,418
          Total liabilities                         125,053       111,973     13,080      11.7 %    123,603

Shareholders' equity                                 75,351        66,431      8,920      13.4 %     71,396

          Total liabilities and
          stockholders' equity                      200,404       178,404     22,000      12.3 %    194,999

Shares outstanding                                   11,219        11,205         14       0.1 %     11,205

  *   Derived from audited financial statements.

                    CULP, INC. FINANCIAL INFORMATION RELEASE
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED OCTOBER 29, 1995 AND OCTOBER 30, 1994
                       (Unaudited, Amounts in Thousands)


                                                                         SIX MONTHS ENDED

                                                                             Amounts
                                                                     October 29,   October 30,
                                                                        1995          1994

Cash flows from operating activities:
  Net income                                                             4,515         4,250
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation                                                       6,138         5,340
      Amortization of intangible assets                                    358           298
      Provision for deferred income taxes                                  (36)         (272)
      Changes in assets and liabilities:
        Accounts receivable                                             (2,678)       (5,984)
        Inventories                                                     (3,861)       (5,908)
        Other current assets                                              (221)          (11)
        Other assets                                                    (1,309)         (470)
        Accounts payable                                                (2,075)         (901)
        Accrued expenses                                                  (457)          530
        Income taxes payable                                             1,068         1,017
          Net cash provided by (used in) operating activities            1,442        (2,111)
Cash flows from investing activities:
  Capital expenditures                                                  (5,090)      (10,184)
  Purchases of restricted investments                                        0           (46)
  Proceeds from sale of restricted investments                             795         1,345
  Business acquired                                                          0             0
          Net cash provided by (used in) investing activities           (4,295)       (8,885)
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                               6,000         8,000
  Principal payments on long-term debt                                  (3,050)          (92)
  Net increase (decrease) in bank overdrafts                                 0         1,120
  Dividends paid                                                          (617)         (560)
  Proceeds from sale of common stock                                        57            92
          Net cash provided by (used in) financing activities            2,390         8,560

Increase (decrease) in cash and cash investments                          (463)       (2,436)

Cash and cash investments at beginning of period                         1,393         2,693

Cash and cash investments at end of period                                 930           257

                                   Culp, Inc.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (unaudited)

                 (Dollars in thousands, except per share data)

                                                                  Capital
                                                                Contributed                        Total
                                           Common Stock          in Excess       Retained     Shareholders'
                                         Shares         Amount  of Par Value     Earnings          Equity

Balance, May 1, 1994                     11,177,353   $   558 $       16,487   $   45,604   $        62,649
 Cash dividends                                                                    (1,120)           (1,120)
   ($.10 per share)
 Net income                                                                         9,775             9,775
 Common stock issued in
   connection with stock
   option plan                               27,413         2             90                             92

Balance, April 30, 1995                  11,204,766   $   560 $       16,577   $   54,259   $        71,396
 Cash dividends                                                                      (617)             (617)
   ($.055 per share)
 Net income                                                                         4,515             4,515
 Common stock issued in
   connection with stock
   option plan                               14,250         1             56                             57
Balance, October 29, 1995                11,219,016   $   561 $       16,633   $   58,157   $        75,351

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

     The results of operations for the six months ended October 29, 1995 are not necessarily indicative of the results to be expected for the full year.

=======================================================

2. Accounts Receivable

      The company factors a portion of its accounts receivable, on a nonrecourse basis. The factoring arrangements are used solely for credit purposes, and not for borrowing purposes.

   A summary of accounts receivable follows (dollars in thousands):

-- -----------------------------------------------------------------------------------------------------------
                                                                   October 29, 1995         April 30, 1995
-- -----------------------------------------------------------------------------------------------------------
Customers                                                           $    46,767               $    44,014
Factors                                                                   1,029                     1,314
Allowance for doubtful accounts                                             (513)                    (739)
Reserve for returns and allowances                                          (353)                    (337)
-- -----------------------------------------------------------------------------------------------------------
                                                                    $    46,930               $    44,252

=========================================================

3. Inventories

      Inventories are carried at the lower of cost of market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

   A summary of inventories follows (dollars in thousands):

-- -----------------------------------------------------------------------------------------------------------
                                                                    October 29, 1995          April 30, 1995
-- -----------------------------------------------------------------------------------------------------------
Raw materials                                                       $    30,714               $    25,385
Work-in-process                                                           3,680                     3,465
Finished goods                                                           18,706                    19,834
-- -----------------------------------------------------------------------------------------------------------
Total inventories valued at FIFO cost                                    53,100                    48,684
Adjustments of certain inventories to the LIFO cost method               (3,468)                   (2,913)
-- -----------------------------------------------------------------------------------------------------------

                                                                    $    49,632               $    45,771

========================================================

                               Culp, Inc.
                     NOTES TO FINANCIAL STATEMENTS
                              (unaudited)


4. Accounts Payable:

   A summary of accounts payable follows (dollars in thousands):

-- -----------------------------------------------------------------------------------------------------------
                                                                    October 29, 1995         April 30, 1995
-- -----------------------------------------------------------------------------------------------------------
Bank overdraft                                                      $       -0-               $       -0-
Accounts payable-trade                                                   24,279                    22,647
Accounts payable-capital expenditures                                     5,896                     9,603
-- -----------------------------------------------------------------------------------------------------------
                                                                    $    30,175               $    32,250

=========================================================

5. Accrued Expenses

   A summary of accrued expenses follows (dollars in thousands):

-- -----------------------------------------------------------------------------------------------------------
                                                                    October 29, 1995          April 30, 1995
-- -----------------------------------------------------------------------------------------------------------
Compensation and benefits                                                $4,763               $     5,252
Acquisition costs                                                         1,189                     1,595
Other                                                                     5,123                     4,685
-- -----------------------------------------------------------------------------------------------------------
                                                                    $     11,075              $    11,532

========================================================

6. Long-term Debt

   A summary of long-term debt follows (dollars in thousands).

-- -----------------------------------------------------------------------------------------------------------
                                                                    October 29, 1995          April 30, 1995
-- -----------------------------------------------------------------------------------------------------------
Industrial Revenue Bonds                                    $            15,737               $    15,787
Revolving Credit Line                                                    16,000                    10,000
Term Loan                                                                38,500                    41,500
Subordinated note payable                                                 1,000                     1,000
Convertible note payable                                                  5,455                     5,455
-- -----------------------------------------------------------------------------------------------------------
                                                                    $    76,692               $    73,742
Less current maturities                                                 (11,555)                  (11,555)
-- -----------------------------------------------------------------------------------------------------------
                                                                    $    65,137               $    62,187

                               Culp, Inc.
                     NOTES TO FINANCIAL STATEMENTS
                              (unaudited)



    The company has a loan agreement with two banks, which provides for a $44,000,000 seven-year term loan and a $33,500,000 revolving credit line. The revolving credit line has a six-year term, or can be terminated by either of the participating banks upon a thirteen-month notice to the company.

    In connection with the purchase of Rayonese Textile Inc., the company issued a convertible note payable of $5,455,000 bearing
interest  at  6.0%.    The note is payable on March 6, 1998 or upon 45
days notice to the company by the holders starting on March 6, 1996 and is secured by the stock and assets of Rayonese. Due to the holders' 45-day notice provision, the convertible note is classified as a current maturity in the accompanying consolidated financial statements. At the option of the holder after March 6, 1996, the note is convertible into the company's common stock at a conversion price of $12.50 per share. The note is not redeemable at the option of the company.

      The company's loan agreements require, among other things, that the company maintain certain financial ratios. At October 29, 1995, the company was in compliance with these required covenants.

     At October 29, 1995, the company had five interest rate swap agreements with two banks in order to reduce its exposure to floating interest rates on a portion of its variable rate borrowings.

   The following table summarizes certain data regarding the interest rate swaps:



             notional amount        interest rate     expiration date

             $ 3,300,000
                                       6.4%              July 1996
                 900,000
                                       7.6%              July 1996
              15,000,000
                                       7.3%              April 2000
               5,000,000               6.9%              June 2002
               5,000,000               6.6%              July 2002

    The estimated amount at which the company could have terminated these agreements as of October 29, 1995 is approximately $685,000. Net amounts paid under these agreements increased interest expense for the six months ended Octoer 29, 1995 and October 30, 1994 by approximately $79,000 and $85,000, respectively. Management believes the risk of incurring losses resulting from the inability of the bank to fulfill its obligation under the interest rate swap agreements to be remote and that any losses incurred would be immaterial.

========================================================

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

                               Culp, Inc.
                     NOTES TO FINANCIAL STATEMENTS
                              (unaudited)


   The preliminary estimated fair values of assets and retained liabilities acquired are summarized below:

-- -----------------------------------------------------------------------------------------------------------
                                                                                              March 6, 1995
-- -----------------------------------------------------------------------------------------------------------
Accounts receivable, net                                                             $         2,195
Inventories                                                                                    1,878
Other current assets                                                                              39
Property, plant and equipment                                                                  3,965
Goodwill                                                                                       5,034
Accounts payable and accrued expenses                                                         (2,656)
                                                                                      $       10,455

========================================================

8. Cash Flow Information

   Payments for interest and income taxes during the period were (dollars in thousands)


-- -----------------------------------------------------------------------------------------------------------
                                                                                     1996             1995
-- -----------------------------------------------------------------------------------------------------------
Interest                                                                 $           2,870    $       2,071
Income taxes                                                                         1,582            1,533

========================================================
9. Foreign Exchange Forward Contracts

      The company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firm commitments to purchase certain machinery and
equipment and raw materials.    The  company  does  not engage in
foreign currency speculation. Machinery and equipment and raw material purchases hedged by foreign exchange forward or option contracts are valued by using the exchange rate of the applicable foreign exchange forward or option contract. At October 29, 1995, the company had no foreign exchange forward or option contracts outstanding.

                      CULP, INC. FINANCIAL INFORMATION RELEASE
                                 SALES BY BUSINESS UNIT
               FOR THREE MONTHS AND SIX MONTHS ENDED OCTOBER 29, 1995
                                AND OCTOBER 30, 1994

                               (Amounts in thousands)

                                                    THREE MONTHS ENDED (UNAUDITED)

                                         Amounts                          Percent of Total Sales
                                October 29,   October 30,    % Over
        Business Units             1995          1994       (Under)         1996      1995
Upholstery Fabrics
  Flat Wovens
    Culp Textures                    22,715        22,834      (0.5)%        25.1 %    29.1 %
    Rossville/Chromatex              17,960        15,758      14.0 %        19.8 %    20.1 %
                                     40,675        38,592       5.4 %        44.9 %    49.2 %

  Velvets/Prints                     32,081        26,439      21.3 %        35.4 %    33.7 %
                                     72,756        65,031      11.9 %        80.2 %    82.9 %

Mattress Ticking                     17,916 *      13,414      33.6 %        19.8 %    17.1 %

                                     90,672        78,445      15.6 %       100.0 %   100.0 %


                                               SIX MONTHS ENDED (UNAUDITED)

                                  Amounts                                 Percent of Total Sales
                                October 29,   October 30,    % Over
        Business Units             1995          1994       (Under)         1996      1995

Upholstery Fabrics
  Flat Wovens
    Culp Textures                    40,299        42,447      (5.1)%        24.7 %    29.3 %
    Rossville/Chromatex              33,318        30,898       7.8          20.4 %    21.3
                                     73,617        73,345       0.4 %        45.2 %    50.7 %

  Velvets/Prints                     55,604        47,083      18.1 %        34.1 %    32.5 %
                                    129,221       120,428       7.3 %        79.3 %    83.2 %

Mattress Ticking                     33,808 *      24,366      38.8 %        20.7 %    16.8 %

                                    163,029       144,794      12.6 %       100.0 %   100.0 %



* Includes Rayonese shipments of $2,053 for the three months and $3,822 for the six months. The percent increase in sales without Rayonese was 20.0% for the three months and 17.4% for the six months. On a consolidated basis, without Rayonese shipments, the percent sales increase for the three months was 13.0% and for the six months was 10.0%.

                 CULP, INC. FINANCIAL INFORMATION RELEASE
               EXPORT AND FOREIGN SALES BY GEOGRAPHIC AREA
         FOR THREE MONTHS AND SIX MONTHS ENDED OCTOBER 29, 1995
                          AND OCTOBER 30, 1994

                         (Amounts in thousands)

                                                      THREE MONTHS ENDED (UNAUDITED)

                                           Amounts                          Percent of Total Sales
                                   October 29,   October 30,    % Over
          Geographic Area             1995          1994       (Under)         1996      1995
North America (Excluding USA)         6,223         4,184      48.7 %        31.8 %    28.7 %
Europe                                4,297         3,892      10.4 %        22.0 %    26.7 %
Middle East                           3,437         1,905      80.4 %        17.6 %    13.1 %
Far East & Asia                       3,079         2,086      47.6 %        15.7 %    14.3 %
South America                           397           876     (54.7)%         2.0 %     6.0 %
All other areas                       2,127         1,652      28.8 %        10.9 %    11.3 %

                                     19,560 *      14,595      34.0 %       100.0 %   100.0 %

                                                    SIX MONTHS ENDED (UNAUDITED)

                                            Amounts                      Percent of Total Sales
                                    October 29,   October 30,  % Over
           Geographic Area             1995          1994     (Under)         1996      1995

North America (Excluding USA)        10,790         7,793      38.5 %        31.7 %    30.3 %
Europe                                7,482         6,890       8.6 %        22.0 %    26.8 %
Middle East                           5,549         2,768     100.5 %        16.3 %    10.8 %
Far East & Asia                       4,841         4,131      17.2 %        14.2 %    16.1 %
South America                           843         1,184     (28.8)%         2.5 %     4.6 %
All other areas                       4,499         2,938      53.1 %        13.2 %    11.4 %

                                     34,004 *      25,704      32.3 %       100.0 %   100.0 %


* Includes Rayonese shipments of $2,053 for the three months and $3,822 for the six months. The percent increase in sales without Rayonese was 20.0% for the three months and 17.4% for the six months.

                                   Culp, Inc.
                    SALES BY BUSINESS UNIT - TREND ANALYSIS
                            1994 vs 1995 vs 1996

                             (Amounts in thousands)


                                Fiscal 1994                           Fiscal 1995                           Fiscal 1996
   Business Units       Q1     Q2     Q3     Q4    TOTAL      Q1     Q2     Q3     Q4    TOTAL      Q1     Q2     Q3     Q4    TOTAL
Upholstery Fabrics
  Flat Wovens
    Culp Textures     17,444 20,073 19,673 21,127  78,317   19,613 22,834 20,940 21,738  85,125   17,584 22,715              40,299
    Rossville/Chromatex    0      0 14,330 16,717  31,047   15,140 15,758 16,397 16,470  63,765   15,358 17,960              33,318
                      17,444 20,073 34,003 37,844 109,364   34,753 38,592 37,337 38,208 148,890   32,942 40,675    0      0  73,617

  Velvets/Prints      20,888 24,518 23,714 27,916  97,036   20,644 26,439 28,307 31,413 106,803   23,523 32,081              55,604
                      38,332 44,591 57,717 65,760 206,400   55,397 65,031 65,644 69,621 255,693   56,465 72,756    0      0 129,221

Mattress Ticking       8,251  9,395  9,531 11,472  38,649   10,952 13,414 12,147 15,820  52,333   15,892 17,916              33,808

                      46,583 53,986 67,248 77,232 245,049   66,349 78,445 77,791 85,441 308,026   72,357 90,672    0      0 163,029


                                       Percent increase(decrease) from prior year:
   Business Units

Upholstery Fabrics
  Flat Wovens
    Culp Textures       (6.5)  (5.2)   3.8    0.3    (1.9)    12.4   13.8    6.4    2.9     8.7    (10.3)  (0.5)              (5.1)
    Rossville/Chromatex  N/A    N/A    N/A    N/A     N/A    100.0  100.0   14.4   (1.5)  105.4      1.4   14.0                7.8
                        (6.5)  (5.2)  79.4   79.7    37.0     99.2   92.3    9.8    1.0    36.1     (5.2)   5.4                0.4

  Velvets/Prints         7.4   16.5   10.0    8.3    10.5     (1.2)   7.8   19.4   12.5    10.1     13.9   21.3               18.1
                         0.6    5.7   42.5   40.4    23.1     44.5   45.8   13.7    5.9    23.9      1.9   11.9                7.3

Mattress Ticking         7.5   10.4   27.6   21.2    16.7     32.7   42.8   27.4   37.9    35.4     45.1   33.6               38.8

                         1.7    6.4   40.2   37.2    22.0     42.4   45.3   15.7   10.6    25.7      9.1   15.6               12.6

                                                                             1
------------------------------------------------------------------------------




The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this report.

Overview

For the three months ended October 29, 1995, net sales were $90.7 million, up 16% from $78.4 million in the year-earlier period. Net income for the quarter was $3.0 million, or $0.27 per share, compared with $2.8 million, or $0.25 per share, for the second quarter of fiscal 1995. Of the increase of $12.3 million in sales, $2.1 million was attributable to the contribution from Rayonese Textile, which was acquired during the fourth quarter of fiscal 1995 (see text below). The increase in sales, excluding that contribution, primarily reflected higher shipments of upholstery fabrics and mattress ticking to U.S.-based manufacturers and increased exports of upholstery fabrics. These same trends contributed to a gain in sales for the six months ended October 29, 1995 to $163.0 million, up 13% from $144.8 million in the first half of fiscal 1995. The company experienced a general slowing in demand from U.S.- based customers earlier in the year, but the pattern during the second quarter was more favorable. Although there remains some concern about the trend in consumer purchases of home furnishings over the next several quarters, the prevailing level of home mortgage rates appears to support a positive outlook for the industry. The current momentum in the company's incoming orders remains generally positive.


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

                                                                            2
-----------------------------------------------------------------------------




Analysis of Operations

The table below sets forth certain items in the Statements of Income as a percentage of net sales. Income taxes are expressed as a percentage of income before income taxes.

                                                 Three Months Ended       Six Months Ended
                                            October 29   October 30   October 29   October 30
                                                1995        1994         1995         1994

Net Sales                                      100.0%       100.0%      100.0%       100.0%

Cost of Sales                                   82.2         81.9        82.6         82.5
                                              ------------------------------------------------

  Gross profit                                  17.8         18.1        17.4         17.5

Selling, general and
  administrative expenses                       10.7         10.7        11.1         11.0
                                              ------------------------------------------------

  Income from operations                         7.1          7.4         6.2          6.5

Interest expense                                 1.5          1.5         1.6          1.5
Interest income                                  0.0          0.0         0.0          0.0
Other expense (income), net                      0.2          0.2         0.2          0.3
                                              ------------------------------------------------

  Income before
    income taxes                                 5.3          5.7         4.4          4.7
Income taxes (*)                                37.8         37.8        37.0         37.5
                                              -----------------------------------------------

Net Income                                       3.3%         3.6%        2.8%         2.9%
                                              ===============================================

(*) Calculated as a percent of income before income taxes

Three And Six Months Ended October 29, 1995 Compared With Three Months And Six Months Ended October 30, 1994

Sales by major business unit and export and foreign sales by geographic area for the three and six months are set forth in separate schedules on pages I-9 and I-10.

                                                                            3
-----------------------------------------------------------------------------




Sales of upholstery fabrics for the second quarter were up $7.7 million (12%) from a year ago. Although sales of flat wovens increased somewhat for the second quarter, sales of these fabrics were essentially unchanged for the first half from a year ago. Sales of velvets/prints were up 21% for the second quarter, continuing the positive trend from earlier in the year. The gain in sales of mattress ticking for the second quarter primarily reflected higher shipments to existing accounts and to a lesser degree, a contribution of $2.1 million from Rayonese Textile, which was acquired on March 6, 1995. However, the U. S. bedding and home textiles markets have softened significantly since early August. This retail weakness is resulting in a sharply slower rate of growth in our mattress ticking business unit, which includes Rayonese. The company believes this softness is temporary and that business conditions will turn more positive in early 1996. Exports and international sales, consisting primarily of upholstery fabrics, increased to $19.6 million, up 34% from $14.6 million in the year-earlier period and a gain of 36% from the $14.4 million in the first quarter of fiscal 1996. Sales of Rayonese Textile are foreign sales and added to the increase on a year-to-year basis for the second quarter and first half. The base of the company's international customers is continuing to broaden, and, with the exception of South America, sales to each major geographic area were up through the first six months.

Gross profit decreased as a percentage of net sales for the second quarter and first half due principally to higher prices for raw materials, a trend which began during the second half of fiscal 1995. The company has been able to offset some of the higher costs through increased operating efficiency as well as by raising prices. During the second quarter, a 2% price increase became effective for most of the company's fabrics and mattress ticking.

Selling, general and administrative expenses rose slightly as a percentage of net sales for the first six months. Although the company is continuing to emphasize cost-containment programs, planned increases in expenses related to the design of new fabrics and to the company's marketing resources accounted for the higher ratio of expenses.

Net interest expense for the second quarter increased to $1.4 million compared with $1.1 million in the year-earlier period. The increase for the second quarter as well as the first half principally reflects the additional borrowings related to the acquisition of Rayonese Textile and, to a lesser degree, higher interest rates over the past year.

                                                                             4
------------------------------------------------------------------------------




Other expense (income), net decreased for the first six months of fiscal 1996 due to a $100,000 credit from the favorable settlement of an environmental matter with the former owner of one of the company's facilities.

The effective tax rate for the first six months declined to 37.0% compared to 37.5% last year. The lower tax rate for the first half was primarily due to a higher percentage of income being derived from international operations, which are taxed at a lower rate.


Liquidity and Capital Resources

The company continues to maintain a sound financial position. Funded long- and short-term debt increased to $76.7 million at the close of the second quarter, up from $72.9 million at the close of fiscal 1995. As a percentage of total capital (funded debt plus total shareholders' equity), the company's funded debt amounted to 50.4% as of October 29, 1995, down slightly from the end of fiscal 1995. The company's current ratio as of October 29, 1995 was 1.9 compared with
1.7 as of April 30, 1995. Shareholders' equity increased to $75.4 million as of October 29, 1995, compared with $71.4 million at the end of fiscal 1995.

The company typically generates the majority of its cash from operating activities during the second fiscal half. During the first six months of fiscal 1996, the cash flow from operations totaled $1.4 million. Borrowings of $6.0 million under a revolving credit agreement were used to fund operations during the first six months.

The company's borrowings are through financing arrangements with two banks which provide for a term loan of $44.0 million and a revolving credit line of $33.5 million. As of October 29, 1995, the company had $17.5 million in borrowings available under the revolving credit agreement.

During the second quarter, the company's Board of Directors approved an increase in the capital expenditure budget for fiscal 1996 from $11.0 million to $15.5 million. The increase was due to the decision to accelerate two expansion projects originally planned for fiscal 1997. Capital spending during the first six months totaled $5.1 million. The company believes that cash flows from operations and funds available under existing credit facilities

                                                                            5
-----------------------------------------------------------------------------




will be sufficient to fund capital expenditures as well as financing needs related to operations during the remainder of fiscal 1996.


Inflation

The company has experienced increases in raw material costs and the expense of other operating items. Although a price increase was implemented during the second quarter, competitive conditions have not allowed the company to fully offset these higher costs, a condition which has led to a slight decline in operating profit margins. The company believes inflationary pressure will impact profitability to a lesser degree during the remainder of fiscal 1996.

PART II - OTHER INFORMATION
-------------------------------------------

ITEM 1.   LEGAL PROCEEDINGS

         There are no legal proceedings that are required to be disclosed under this item.

ITEM 2.  CHANGE IN SECURITIES

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of shareholders of the company was held in High Point, North Carolina on September 19, 1995. Of the 11,209,641 shares of common stock outstanding on the record date, 9,969,954 shares were present in person or by proxy.
      At the annual meeting, shareholders voted on:
            a) ratifying the appointment of KPMG Peat Marwick LLP as the independent auditors of the company for the current fiscal year; and
            b) the election of three directors: Howard L. Dunn, Jr., Earl N.
               Phillips, Jr., and Bland W. Worley.

      A. PROPOSAL TO RATIFY THE ELECTION OF KPMG PEAT MARWICK LLP AS INDEPENDENT AUDITORS OF THE COMPANY FOR FISCAL YEAR 1995.

            For:                                          9,940,234
            Against:                                         22,238
            Abstain:                                          7,481
            Broker Non-Votes:                                     0

      B.    PROPOSAL FOR ELECTION OF DIRECTORS:

            Howard L. Dunn, Jr.                       Bland W. Worley
            For:                       9,758,798      For:             9,916,323
            Authority Withheld:          211,156      Authority Withheld: 53,631
            Broker Non Votes:                  0      Broker Non Votes:        0

            Earl N. Phillips, Jr.
            For:                       9,702,916
            Authority Withheld:          267,038
            Broker Non Votes:                  0

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

        10(d)          Loan Agreement dated as of December 1, 1993 between
                       Anderson County, South Carolina and the company relating to $6,580,000 Anderson County, South Carolina
                       Industrial Revenue Bonds (Culp, Inc. Project) Series 1993, and related Letter of Credit and Reimbursement Agreement dated as of December 1, 1993 by and between the company and First Union National Bank of North Carolina were filed as Exhibit 10(o) to the Company's Form 10-Q for the quarter ended January 30, 1994, filed March 16, 1994, and is incorporated herein by reference.

        10(e)          Severance Protection Agreement, dated September 21,
                       1989, was filed as Exhibit 10(f) to the company's Form
                       10-K for the year ended April 29, 1990, filed on July 25
                       1990, and is incorporated herein by reference.

        10(f)          Lease Agreement, dated January 19, 1990, with Phillips
                       Interests, Inc. was filed as Exhibit 10(g) to the company's
                       Form 10-K for the year ended April 29, 1990, filed on July
                       25, 1990, and is incorporated herein by reference.

        10(g)          Lease Agreement, dated September 6, 1988, with
                       Partnership 74 was filed as Exhibit 10(h) to the company's
                       Form 10-K for the year ended April 28, 1991, filed on July
                       25, 1990, and is incorporated herein by reference.

        10(h)          Amendment and Restatement of the Employees's
                       Retirement Builder Plan of the company dated May 1,
                       1981 with amendments dated January 1, 1990 and January 8, 1990 were filed as Exhibit 10(p) to the company's Form 10-K for the year ended May 3, 1992, filed on August 4, 1992, and is incorporated herein by reference.

        10(i) First Amendment of Lease Agreement dated July 27, 1992 with Partnership 74 Associates was filed as Exhibit 10(n) to the company's Form 10-K for the year ended May 2, 1993, filed on July 29, 1993, and is incorporated herein by reference.







        10(j) 1993 Stock Option Plan was filed as Exhibit 10(o) to the company's Form 10-K for the year ended May 2, 1993, filed on July 29, 1993, and is incorporated herein by reference.

        10(k)          First Amendment to Loan Agreement dated as of December
                       1, 1993 by and between The Guilford County Industrial
                       Facilities and Pollution Control Financing Authority and the company, and related Reimbursement and Security
                       Agreement dated as of December 1, 1993 between the company and Wachovia Bank of North Carolina, National
                       Association was filed as Exhibit 10(p) to the company's
                       Form 10-Q, filed on March 15, 1994, and is incorporated herein by reference.

        10(l)          First Amendment to Loan Agreement dated as of December
                       16, 1993 by and between The Alamance County Industrial
                       Facilities and Pollution Control Financing Authority and the company, and related First Amendment to Letter of Credit and Reimbursement Agreement dated as of December 16, 1993 between First Union National Bank of
                       North Carolina and the company was filed as Exhibit 10(q) to the company's Form 10-Q filed, filed on March 15, 1994, and is incorporated herein by reference.

        10(m)          First Amendment to Loan Agreement dated as of December
                       16, 1993 by and between Chesterfield County, South
                       Carolina and the company, and related First Amendment to Letter of Credit and Reimbursement Agreement dated as of December 16, 1993 by and between First Union
                       National Bank of North Carolina and the company was filed as Exhibit 10(r) to the company's Form 10-Q, filed on March 15, 1994, and is incorporated herein by reference.

        10(n)          Interest Rate Swap Agreements between company and
                       NationsBank of Georgia (formerly The Citizens and
                       Southern National Bank) dated July 14, 1989 were filed as
                       Exhibit 10(t) to the company's Form 10-K, filed on July
                       27, 1994, and are incorporated herein by reference.

        10(o) Amendment to Lease dated as of November 4, 1994, by and between the company and RDC, Inc. was filed as
                       Exhibit 10(w) to the company's Form 10-Q, for the quarter ended January 29, 1995, filed on March 15, 1995, and is incorporated herein by reference.






        10(p)          Amendment to Lease Agreement dated as of December 14,
                       1994, by and between the company and Rossville
                       Investments, Inc. (formerly known as A & E Leasing, Inc.).
                       was filed as Exhibit 10(y) to the company's Form 10-Q, for the quarter ended January 29, 1995, filed on March 15, 1995, and is incorporated herein by reference.

        10(q)          Interest Rate Swap Agreement between company and First
                       Union National Bank of North Carolina dated April 17,
                       1995, was filed as Exhibit 10(aa) to the company's Form
                       10-K for the year ended April 30, 1995, filed on July 26, 1995, and is incorporated herein by reference.

        10(r)          Performance-Based Stock Option Plan, dated June 21,
                       1994, was filed as Exhibit 10(bb) to the company's Form
                       10-K for the year ended April 30, 1995, filed on July 26, 1995, and is incorporated herein by reference.

        10(s)          Interest Rate Swap Agreement between company and First
                       Union National Bank of North Carolina, dated May 31,
                       1995 was filed as exhibit 10(w) to the company's Form
                       10-Q for the quarter ended July 30, 1995, filed on September 12, 1995, and is incorporated herein by reference.

        10(t)          Interest Rate Swap Agreement between company and First
                       Union National Bank of North Carolina, dated July 7, 1995 was filed as exhibit 10(x) to the company's Form 10-Q for the quarter ended July 30, 1995, filed on September 12, 1995, and is incorporated herein by reference.

        10(u) 1995 Amended and Restated Credit Agreement by and among Culp, Inc., First Union National Bank of North
                       Carolina and Wachovia Bank of North Carolina, N.A., dated July 1, 1995 was filed as exhibit 10(y) to the company's Form 10-Q for the quarter ended July 30, 1995, filed on September 12, 1995, and is incorporated herein by reference.

        10(v)          Copy of Second Amendment of Lease Agreement dated June
                       15, 1994 with Partnership 74 Associates.

        10(w) Copy of Lease Agreement dated November 1, 1993 by and between the company and Chromatex, Inc.

        10(x) Copy of Lease Agreement dated November 1, 1993 by and between the company and Chromatex Properties, Inc.







        10(y)          Copy of Amendment to Lease Agreement dated May 1,
                       1994 by and between the company and Chromatex
                       Properties, Inc.

        10(z)          Copy of Canada-Quebec Subsidiary Agreement on Industrial
                       Development (1991), dated January 4, 1995.

        27             Financial Data Schedule.

(B)     REPORTS ON FORM 8-K:

        The following report on Form 8-K was filed during the period covered by this report:

        (1) Form 8-K dated August 11, 1995, included under Item 5, Other Events, disclosure of the company's press release for quarterly earnings and the company's Financial Information Release relating to the financial information for the first quarter ended July 30, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CULP, INC.
                                  (Registrant)


Date:  December 12, 1995            By: s/s      Franklin N. Saxon
     ---------------------                       -------------------------------
                                                 Franklin N. Saxon
                                                 Vice President and
                                                 Chief Financial Officer

                                                 (Authorized to sign on behalf
                                                 of the registrant and also
                                                 signing as principal
                                                 accounting officer)



Date:  December 12, 1995            By: s/s      Stephen T. Hancock
     ----------------------                      -------------------------------
                                                 Stephen T. Hancock
                                                 General Accounting Manager

                                                 (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                         Exhibit Article

10(v)                               Second Amendment of Lease Agreement dated June 15, 1994
                                    with Partnership 74 Associates

10(w)                               Lease Agreement dated November 1, 1993 by and between the
                                    company and Chromatex, Inc.

10(x)                               Lease Agreement dated November 1, 1993 by and between the
                                    company and Chromatex Properties, Inc.

10(y)                               Amendment to Lease Agreement dated May 1,
                                    1994 by and between the company and
                                    Chromatex Properties, Inc.

10(z)                               Canada-Quebec Subsidiary Agreement on Industrial
                                    Development (1991), dated January 4, 1995.
