Form 10-Q
period 1996-01-28
CULP INC
filed 1996-03-13
CIK 723603

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended January 28, 1996

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

                                    YES X NO



            Common shares outstanding at January 28, 1996: 11,265,423
                                 Par Value: $.05

                                                 INDEX TO FORM 10-Q

                                                  January 28, 1996

Part I -  Financial Information.                                         Page
------------------------------------------                               -------

Item 1.  Consolidated Financial Statements:

     Consolidated Statements of Income--Three and Nine Months Ended      I-1
     January 28, 1996 and January 29, 1995

     Consolidated Balance Sheets--January 28, 1996, January 29, 1995,    I-2
     and April 30, 1995

     Consolidated Statements of Cash Flows---Nine Months                 I-3
     ended January 28, 1996 and January 29, 1995

     Consolidated Statements of Shareholders' Equity                     I-4

     Notes to  Consolidated Financial Statements                         I-5

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

Item 1.   Legal Proceedings                                              II-1

Item 2.   Changes in Securities                                          II-1

Item 3.   Default Upon Senior Securities                                 II-1

Item 4.   Submission of Matters to a Vote of Security Holders            II-1

Item 5.   Other Information                                              II-1

Item 6.   Exhibits and Reports on Form 8-K                            II-1-II-5

Signatures                                                               II-6

                               CULP, INC.
                         CONSOLIDATED INCOME STATEMENTS           (Page 1 of 9)
    FOR THE THREE AND NINE MONTHS ENDED JANUARY 28, 1996 AND JANUARY 29, 1995

                (Amounts in Thousands, Except for Per Share Data)



                                                                    THREE MONTHS ENDED (UNAUDITED)
                                                 ------------------------------------------------------------------
                                                         Amounts                               Percent of Sales
                                                 ---------------------------            ---------------------------
                                                  January 28,  January 29,      % Over
                                                     1996          1995        (Under)      1996          1995
                                                 -----------   ----------   ----------- -------------  ------------

Net sales                                    $        86,476       77,791       11.2 %      100.0 %       100.0 %
Cost of sales                                         71,447       64,785       10.3 %       82.6 %        83.3 %

                                                 ------------  -----------  ----------- -------------- -------------
          Gross profit                                15,029       13,006       15.6 %       17.4 %        16.7 %

Selling, general and
  administrative expenses                              9,639        8,295       16.2 %       11.1 %        10.7 %
                                                 ------------  -----------  ----------- -------------- -------------
          Income from operations                       5,390        4,711       14.4 %        6.2 %         6.1 %

Interest expense                                       1,279        1,120       14.2 %        1.5 %         1.4 %
Interest income                                            0         (14)     (100.0)%        0.0 %        (0.0)%
Other expense (income), net                              266          245        8.6 %        0.3 %         0.3 %
                                                 ------------  -----------  ----------- -------------- -------------
          Income before income taxes                   3,845        3,360       14.4 %        4.4 %         4.3 %

Income taxes  *                                        1,430        1,260       13.5 %       37.2 %        37.5 %
                                                 ------------  -----------  ----------- -------------- -------------
          Net income                         $         2,415        2,100       15.0 %        2.8 %         2.7 %
                                                 ============  ===========  =========== ============== =============

Average shares outstanding                            11,232       11,205        0.2 %
Net income per share                                   $0.22        $0.19       15.8 %
Dividends per share                                  $0.0275       $0.025       10.0 %




                                                                           NINE MONTHS ENDED (UNAUDITED)
                                                 ---------------------------------------------------------------------
                                                          Amounts                                  Percent of Sales
                                                 -------------------------                   -------------------------
                                                 January 28,   January 29,      % Over
                                                    1996           1995        (Under)           1996          1995
                                                -----------   -----------   ------------     -----------   -----------

Net sales                                    $      249,505       222,585        12.1 %         100.0 %       100.0 %
Cost of sales                                       206,171       184,306        11.9 %          82.6 %        82.8 %
                                                 -----------   -----------   ------------    ------------  ------------
          Gross profit                               43,334        38,279        13.2 %          17.4 %        17.2 %

Selling, general and
  administrative expenses                            27,768        24,227        14.6 %          11.1 %        10.9 %
                                                 -----------   -----------   ------------    ------------  ------------
          Income from operations                     15,566        14,052        10.8 %           6.2 %         6.3 %

Interest expense                                      3,964         3,341        18.6 %           1.6 %         1.5 %
Interest income                                           0          (61)      (100.0) %           0.0 %       (0.0) %
Other expense (income), net                             592           612        (3.3) %         0.2 %         0.3 %
                                                 -----------   -----------   ------------    ------------  ------------
          Income before income taxes                 11,010        10,160         8.4 %           4.4 %         4.6 %

Income taxes  *                                       4,080         3,810         7.1 %          37.1 %        37.5 %
                                                 -----------   -----------   ------------    ------------  ------------
          Net income                         $        6,930         6,350         9.1 %           2.8 %         2.9 %
                                                 ===========   ===========   ============    ============  ============

Average shares                                       11,218        11,203         0.1 %
Net income per share                                  $0.62         $0.57         8.8 %
Dividends per share                                 $0.0825        $0.075        10.0 %

 * Percent of sales column is calculated as a % of income before income taxes.

                                   CULP, INC.
                           CONSOLIDATED BALANCE SHEETS
              JANUARY 28, 1996, JANUARY 29, 1995 AND APRIL 30, 1995

                        (Unaudited, Amounts in Thousands)



                                                                      Amounts             Increase
                                                 --------------------------------
                                                  January 28,         January 29,        (Decrease)              * April 30,
                                                                                    ------------------------
                                                      1996                1995       Dollars       Percent          1995
                                                   ----------          ----------    --------    ------------    --------
Current assets
          Cash and cash investments                $    1,841                 317       1,524       480.8 %         1,393
          Accounts receivable                          43,642              40,547       3,095         7.6 %        44,252
          Inventories                                  49,960              44,314       5,646        12.7 %        45,771
          Other current assets                          3,436               2,920         516        17.7 %         3,194
                                                     ---------           --------    --------    ------------    --------
                    Total current assets               98,879              88,098      10,781        12.2 %        94,610

Restricted                                                  0               1,602     (1,602)     (100.0) %           795
investments
Property, plant & equipment, net                       73,356              69,373       3,983         5.7 %        75,805
Goodwill                                               23,037              18,850       4,187        22.2 %        22,600
Other                                                   2,432               1,215       1,217       100.2 %         1,189
assets
                                                     ---------           --------    --------    ------------    --------

                    Total assets                   $  197,704             179,138      18,566        10.4 %       194,999
                                                     =========          =========    ========    ============    ========



Current Liabilities
          Current maturities of long-term debt      $   11,555               6,100       5,455        89.4 %        11,555
          Accounts payable                              22,516              24,126     (1,610)       (6.7) %        32,250
          Accrued expenses                              11,181              10,082       1,099        10.9 %        11,532
          Income taxes payable                           1,336               1,391        (55)       (4.0) %           661
                                                     ----------        -----------   ---------   -------------   ---------
                    Total current liabilities           46,588              41,699       4,889        11.7 %        55,998

Long-term debt                                          68,112              65,711       2,401         3.7 %        62,187

Deferred income                                          5,381               3,477       1,904        54.8 %         5,418
taxes
                                                     ----------        ------------  ----------  --------------  ----------
                    Total liabilities                  120,081             110,887       9,194         8.3 %       123,603

Shareholders'                                           77,623              68,251       9,372        13.7 %        71,396
equity
                                                     ----------       ------------   ---------   -------------   ---------

                    Total liabilities and
                    stockholders' equity          $    197,704             179,138      18,566        10.4 %       194,999
                                                     ==========        ============  ==========  ==============  ==========

Shares outstanding                                      11,265              11,205          60         0.5 %        11,205
                                                     ==========        ===========   =========   =============   =========

  *   Derived from audited financial statements.

                                  CULP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                              JANUARY 28, 1996 AND
                                JANUARY 29, 1995
                             (Unaudited, Amounts in
                                   Thousands)



                                                                                                   NINE MONTHS ENDED
                                                                                          -------------------------------------

                                                                                                        Amounts
                                                                                          -------------------------------------
                                                                                          January 28,           January 29,
                                                                                                1996                1995
                                                                                          -----------------   -----------------

Cash flows from operating activities:
     Net income                                                                           $          6,930               6,350
     Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
              Depreciation                                                                           9,278               8,237
              Amortization of intangible assets                                                        544                 458
              Provision for deferred income taxes                                                     (37)               (272)
              Changes in assets and liabilities:
                  Accounts receivable                                                                  610             (3,804)
                  Inventories                                                                      (4,189)             (7,718)
                  Other current assets                                                               (242)               (421)
                  Other assets                                                                     (1,343)               (761)
                  Accounts payable                                                                 (9,734)             (4,340)
                  Accrued expenses                                                                   (351)               1,924
                  Income taxes payable                                                                 675                 755
                                                                                          -----------------   -----------------
                       Net cash provided by (used in) operating activities                           2,141                 408
                                                                                          -----------------   -----------------
Cash flows from investing activities:
     Capital                                                                                       (7,710)            (13,606)
     expenditures
     Purchases of restricted investments                                                                 0                (60)
     Proceeds from sale of restricted investments                                                      795               1,381
     Business                                                                                            0                   0
     acquired
                                                                                          -----------------   -----------------
                       Net cash provided by (used in) investing activities                         (6,915)            (12,285)
                                                                                          -----------------   -----------------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                                       10,500              20,000
     Principal payments on long-term debt                                                          (4,575)             (9,751)
     Net increase (decrease) in bank overdrafts                                                          0                   0
     Dividends                                                                                       (926)               (840)
     paid
     Proceeds from sale of common stock                                                                223                  92
                                                                                          -----------------   -----------------
                       Net cash provided by (used in) financing activities                           5,222               9,501
                                                                                          -----------------   -----------------

Increase (decrease) in cash and cash investments                                                       448             (2,376)

Cash and cash investments at beginning of period                                                     1,393               2,693
                                                                                          -----------------   -----------------

Cash and cash investments at end of period                                          $                1,841                 317
                                                                                          =================   =================

                                   Culp, Inc.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (unaudited)

         (Dollars in thousands, except per
         share data)


                                                                                    Capital
                                                                                  Contributed                         Total
                                                               Common Stock        in Excess         Retained       Shareholders'
                                                          ----------------------
                                                              Shares     Amount   of Par Value       Earnings         Equity
         ---------------------------------------------------------------------------------------------------------------------------
         Balance, May 1, 1994                                11,177,353 $    558  $  16,487      $     45,604      $   62,649
          Cash dividends                                                                               (1,120)         (1,120)
            ($.10 per share)
          Net income                                                                                    9,775           9,775
          Common stock issued in
            connection with stock
            option plan                                          27,413        2         90                                92

         --------------------------------------------------------------------------------------------------------------------
         Balance, April 30, 1995                             11,204,766 $    560  $  16,577      $     54,259      $   71,396
          Cash dividends                                                                                (926)            (926)
            ($.0825 per share)
          Net income                                                                                    6,930           6,930
          Common stock issued in
            connection with stock
            option plan                                          60,657        3        220                               223
         --------------------------------------------------------------------------------------------------------------------
         Balance, January 28, 1996                           11,265,423 $    563  $  16,797      $     60,263     $   77,623
         ====================================================================================================================


                                   Culp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. Basis of Presentation

   The financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.
   Certain amounts for fiscal year 1995 have been reclassified to conform with the fiscal year 1996 presentation. Such reclassifications had no effect on net income as previously reported. All such adjustments are of a normal recurring nature.
   The results of operations for the nine months ended January 28, 1996 are not necessarily indicative of the results to be expected for the full year.

================================================================================


2. Accounts Receivable

   The company factors a portion of its accounts receivable, on a nonrecourse basis. The factoring arrangements are used solely for credit purposes, and not for borrowing purposes.

   A summary of accounts receivable follows (dollars in thousands):

-------------------------------------------------------------------------------------------------------------------

                                                                     January 28, 1996            April 30, 1995
-------------------------------------------------------------------------------------------------------------------
Customers                                                                 $ 43,997                   $ 44,014
Factors                                                                        528                      1,314
Allowance for doubtful accounts                                               (555)                      (739)

Reserve for returns and allowances                                            (328)                      (337).
-------------------------------------------------------------------------------------------------------------------

                                                                          $ 43,642                    $ 44,252

===================================================================================================================


3. Inventories

   Inventories are carried at the lower of cost of market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

   A summary of inventories follows (dollars in thousands):

-------------------------------------------------------------------------------------------------------------------

                                                                      January 28, 1996             April 30, 1995
-------------------------------------------------------------------------------------------------------------------
Raw materials                                                          $    30,426               $    25,385
Work-in-process                                                              4,369                     3,465
Finished goods                                                              18,862                    19,834
-------------------------------------------------------------------------------------------------------------------

Total inventories valued at FIFO cost                                       53,657                    48,684
Adjustments of certain inventories to the LIFO cost method                  (3,697)                   (2,913)
-------------------------------------------------------------------------------------------------------------------

                                                                       $    49,960               $    45,771

===================================================================================================================

                                   Culp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



4. Accounts Payable

   A summary of accounts payable follows (dollars in thousands):

-------------------------------------------------------------------------------------------------------------------

                                                                      January 28, 1996           April 30, 1995
-------------------------------------------------------------------------------------------------------------------
Bank overdraft                                                         $       -0-               $       -0-
Accounts payable-trade                                                      19,809                    22,647
Accounts payable-capital expenditures                                        2,707                     9,603
-------------------------------------------------------------------------------------------------------------------


                                                                       $    22,516               $    32,250

===================================================================================================================

5. Accrued Expenses

   A summary of accrued expenses follows (dollars in thousands):

-------------------------------------------------------------------------------------------------------------------

                                                                    January 28, 1996            April 30, 1995
-------------------------------------------------------------------------------------------------------------------
Compensation and benefits                                              $     5,438              $     5,252
Acquisition costs                                                              694                    1,595
Other                                                                        5,049                    4,685
-------------------------------------------------------------------------------------------------------------------

                                                                       $    11,181              $    11,532

===================================================================================================================


6. Long-term Debt

   A summary of long-term debt follows (dollars in thousands).

-------------------------------------------------------------------------------------------------------------------

                                                                     January 28, 1996            April 30, 1995
-------------------------------------------------------------------------------------------------------------------
Industrial revenue bonds                                               $    15,712               $    15,787
Revolving credit lline                                                      20,500                    10,000
Term loan                                                                   37,000                    41,500
Subordinated note payable                                                    1,000                     1,000
Convertible note payable                                                     5,455                     5,455
-------------------------------------------------------------------------------------------------------------------

                                                                            79,667                    73,742

Less current maturities                                                    (11,555)                  (11,555)
-------------------------------------------------------------------------------------------------------------------


                                                                       $    68,112               $    62,187

===================================================================================================================

                                   Culp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


   The company has a loan agreement with two banks, which provides for a $44,000,000 seven-year term loan and a $33,500,000 revolving credit line. The revolving credit line has a six-year term, or can be terminated by either of the participating banks upon a thirteen-month notice to the company.
   In connection with the purchase of Rayonese Textile Inc., the company issued a convertible note payable of $5,455,000 bearing interest at 6.0%. The note is payable on March 6, 1998 or upon 45 days notice to the company by the holders starting on March 6, 1996 and is secured by the stock and assets of Rayonese. Due to the holders' 45-day notice provision, the convertible note is classified as a current maturity in the accompanying consolidated financial statements. At the option of the holder after March 6, 1996, the note is convertible into the company's common stock at a conversion price of $12.50 per share. The note is not redeemable at the option of the company.
   The company's loan agreements require, among other things, that the company maintain certain financial ratios. At January 28, 1996, the company was in compliance with these required covenants.
   At January 28, 1996, the company had five interest rate swap agreements with two banks in order to reduce its exposure to floating interest rates on a portion of its variable rate borrowings.

   The following table summarizes certain data regarding the interest rate swaps:

notional amount        interest rate       expiration date

$ 2,500,000              6.4%               July 1996
    220,000              7.6%               July 1996
 15,000,000              7.3%               April 2000
  5,000,000              6.9%               June 2002
  5,000,000              6.6%               July 2002

   The estimated amount at which the company could have terminated these agreements as of January 28, 1996 is approximately $1,250,000. Net amounts paid under these agreements increased interest expense for the nine months ended January 28, 1996 and January 29, 1995 by approximately $196,000 and $112,000, respectively. Management believes the risk of incurring losses resulting from the inability of the bank to fulfill its obligation under the interest rate swap agreements to be remote and that any losses incurred would be immaterial.


================================================================================


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

                                   Culp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


   The preliminary estimated fair values of assets and retained liabilities acquired are summarized below (dollars in thousands):

-------------------------------------------------------------------------------------------------------------------

                                                                                                 March 6, 1995
-------------------------------------------------------------------------------------------------------------------
Accounts receivable, net                                                                         $        2,195
Inventories                                                                                               1,878
Other current assets                                                                                         39
Property, plant and equipment                                                                             3,965
Goodwill                                                                                                  5,034
Accounts payable and accrued expenses                                                                    (2,656)
-------------------------------------------------------------------------------------------------------------------
                                                                                                 $       10,455
===================================================================================================================


8. Cash Flow Information

   Payments for interest and income taxes during the period were (dollars in thousands)

--------------------------------------------------------------------------------------------------------

                                                                                 1996         1995
--------------------------------------------------------------------------------------------------------
Interest                                                                    $    3,990    $   3,401
Income taxes                                                                     3,148        3,055

========================================================================================================


9. Foreign Exchange Forward Contracts

   The company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firm commitments to purchase certain machinery and equipment and raw materials. The company does not engage in foreign currency speculation. Machinery and equipment and raw material purchases hedged by foreign exchange forward or option contracts are valued by using the exchange rate of the applicable foreign exchange forward or option contract. At January 28, 1996, the company had approximately $750,000 of foreign exchange forward or option contracts outstanding.

                                   CULP, INC.
                             SALES BY BUSINESS UNIT
             FOR THREE MONTHS AND NINE MONTHS ENDED JANUARY 28, 1996
                              AND JANUARY 29, 1995

                             (Amounts in thousands)


                                                             THREE MONTHS ENDED (UNAUDITED)
                                 ----------------------------------------------------------------------------------------

                                                  Amounts                                               Percent of Total Sales
                                 ----------------------------------------                              ------------------------
                                   January 28,           January 29,                % Over
       Business Units                  1996                  1995                   (Under)               1996        1995
------------------------------   -------------------   -------------------    -----------------         --------   -----------
Upholstery Fabrics
  Flat Wovens
    Existing Culp             $              20,685                20,940             (1.2) %             23.9 %      26.9 %
    Rossville/Chromatex                      18,567                16,397              13.2 %             21.5 %      21.1 %
                                 -------------------   -------------------    -----------------         ---------   ---------
                                             39,252                37,337               5.1 %             45.4 %      48.0 %

  Velvets/Prints                             31,836                28,307              12.5 %             36.8 %      36.4 %
                                 -------------------   -------------------    -----------------         ---------   ---------
                                             71,088                65,644               8.3 %             82.2 %      84.4 %

Mattress Ticking                             15,388 *              12,147              26.7 %             17.8 %      15.6 %
                                 -------------------   -------------------    -----------------         ---------   ---------

                              $              86,476                77,791              11.2 %            100.0 %     100.0 %
                                 ===================   ===================    =================         =========   =========


                                                                          NINE MONTHS ENDED (UNAUDITED)
                                 --------------------------------------------------------------------------------------------------

                                                 Amounts                                                Percent of Total Sales
                                 -----------------------------------------                              ----------------------
                                    January 28,           January 29,              % Over
     Business Units                     1996                  1995                (Under)                  1996        1995
------------------------------   -------------------   -------------------    -----------------         ---------   ----------

Upholstery Fabrics
  Flat Wovens
    Existing Culp             $              60,984                63,387             (3.8) %             24.4 %       28.5 %
    Rossville/Chromatex                      51,885                47,295               9.7 %             20.8 %       21.2 %
                                 -------------------   -------------------    -----------------         ---------   ----------
                                            112,869               110,682               2.0 %             45.2 %       49.7 %

  Velvets/Prints                             87,440                75,390              16.0 %             35.0 %       33.9 %
                                 -------------------   -------------------    -----------------         ---------   ----------
                                            200,309               186,072               7.7 %             80.3 %       83.6 %

Mattress Ticking                             49,196 *              36,513              34.7 %             19.7 %       16.4 %
                                 -------------------   -------------------    -----------------         ---------   ----------

                              $             249,505               222,585              12.1 %            100.0 %      100.0 %
                                 ===================   ===================    =================         =========    ========

* Includes Rayonese shipments of $1,910 for the three months and $5,732 for the nine months. The percent increase in sales without Rayonese was 11.0% for the three months and 19.1% for the nine months.

                                   CULP, INC.
                   EXPORT AND FOREIGN SALES BY GEOGRAPHIC AREA
             FOR THREE MONTHS AND NINE MONTHS ENDED JANUARY 28, 1996
                              AND JANUARY 29, 1995

                             (AMOUNTS IN THOUSANDS)



                                                                               THREE MONTHS ENDED (UNAUDITED)
                                              -------------------------------------------------------------------------------------

                                                      Amounts                                  Percent of Total Sales
                                              -------------------------                       -----------------------
                                              JANUARY 28,   January 29,      % Over
             Geographic Area                     1996          1995          (Under)              1996         1995
-------------------------------------------   -----------   -----------    -----------         ----------   ---------
North America (Excluding USA)              $       5,488         3,412        60.8 %              28.9 %      23.0 %
Europe                                             5,590         6,047       (7.6) %              29.5 %      40.8 %
Middle East                                        2,383         1,738        37.1 %              12.6 %      11.7 %
Far East & Asia                                    2,738         2,008        36.4 %              14.4 %      13.6 %
South America                                        320           490      (34.7) %               1.7 %       3.3 %
All other areas                                    2,451         1,123       118.3 %              12.9 %       7.6 %
                                              -----------   -----------    -----------         ----------   ---------

                                           $      18,970 *      14,818        28.0 %             100.0 %     100.0 %
                                              ===========   ===========    ===========         ==========   =========

                                                                       NINE MONTHS ENDED (UNAUDITED)
                                              --------------------------------------------------------------------------------------

                                                      Amounts                                   Percent of Total Sales
                                              -------------------------                       -------------------------
                                              JANUARY 28,   January 29,        % Over
             Geographic Area                      1996          1995          (Under)              1996        1995
-------------------------------------------   -----------   -----------    -----------         ----------   ----------
North America (Excluding USA)              $      16,275        11,204        45.3 %              30.7 %      27.7 %
Europe                                            13,072        12,937         1.0 %              24.7 %      31.9 %
Middle East                                        7,933         4,506        76.1 %              15.0 %      11.1 %
Far East & Asia                                    7,578         6,139        23.4 %              14.3 %      15.2 %
South America                                      1,163         1,674      (30.5) %               2.2 %       4.1 %
All other areas                                    6,941         4,049        71.4 %              13.1 %      10.0 %
                                              -----------   -----------    -----------         ----------   ----------

                                           $      52,962 *      40,509        30.7 %             100.0 %     100.0 %
                                              ===========   ===========    ===========         ==========   ==========

* INCLUDES RAYONESE SHIPMENTS OF $1,910 FOR THE THREE MONTHS AND $5,732 FOR THE NINE MONTHS. THE PERCENT INCREASE IN SALES WITHOUT RAYONESE WAS 15.1% FOR THE THREE MONTHS AND 16.6% FOR THE NINE MONTHS.

                                   Culp, Inc.
                    SALES BY BUSINESS UNIT - TREND ANALYSIS
                              1994 vs 1995 vs 1996

                             (Amounts in thousands)



                            Fiscal 1994                           Fiscal 1995                           Fiscal 1996
    Business Units    Q1     Q2     Q3     Q4    TOTAL      Q1     Q2     Q3     Q4    TOTAL      Q1     Q2     Q3     Q4    TOTAL
Upholstery Fabrics
  Flat Wovens
    Culp Textures  $17,444 20,073 19,673 21,127  78,317   19,613 22,834 20,940 21,738  85,125   17,584 22,715 20,685         60,984
    Rossville/
      Chromatex          0      0 14,330 16,717  31,047   15,140 15,758 16,397 16,470  63,765   15,358 17,960 18,567         51,885
                    17,444 20,073 34,003 37,844 109,364   34,753 38,592 37,337 38,208 148,890   32,942 40,675 39,252      0 112,869

  Velvets/Prints    20,888 24,518 23,714 27,916  97,036   20,644 26,439 28,307 31,413 106,803   23,523 32,081 31,836         87,440
                    38,332 44,591 57,717 65,760 206,400   55,397 65,031 65,644 69,621 255,693   56,465 72,756 71,088      0 200,309

Mattress Ticking     8,251  9,395  9,531 11,472  38,649   10,952 13,414 12,147 15,820  52,333   15,892 17,916 15,388         49,196

                   $46,583 53,986 67,248 77,232 245,049   66,349 78,445 77,791 85,441 308,026   72,357 90,672 86,476      0 249,505


                                   Percent increase(decrease) from prior year:
    Business Units

Upholstery Fabrics
  Flat Wovens
    Culp Textures  (6.5)  (5.2)   3.8    0.3    (1.9)    12.4   13.8    6.4    2.9     8.7    (10.3)  (0.5)  (1.2)          (3.8)
    Rossville/
       Chromatex    N/A    N/A    N/A    N/A     N/A    100.0  100.0   14.4   (1.5)  105.4      1.4   14.0   13.2            9.7
                   (6.5)  (5.2)  79.4   79.7    37.0     99.2   92.3    9.8    1.0    36.1     (5.2)   5.4    5.1            2.0

  Velvets/Prints    7.4   16.5   10.0    8.3    10.5     (1.2)   7.8   19.4   12.5    10.1     13.9   21.3   12.5           16.0
                    0.6    5.7   42.5   40.4    23.1     44.5   45.8   13.7    5.9    23.9      1.9   11.9    8.3            7.7

Mattress Ticking    7.5   10.4   27.6   21.2    16.7     32.7   42.8   27.4   37.9    35.4     45.1   33.6   26.7           34.7

                    1.7    6.4   40.2   37.2    22.0     42.4   45.3   15.7   10.6    25.7      9.1   15.6   11.2           12.1


MANAGEMENT'S DISCUSSION AND ANALYSIS


The following analysis of the financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.


Overview

For the three months ended January 28, 1996, net sales were $86.5 million, up 11% from $77.8 million in the year-earlier period. Net income for the quarter totaled $2.4 million, or $0.22 per share, compared with $2.1 million, or $0.19 per share, for the third quarter of fiscal 1995. Of the increase of $8.7 million in sales, $1.9 million was attributable to the contribution from Rayonese Textile which was acquired during the fourth quarter of fiscal 1995. (See text below.) The increase in sales, excluding that contribution, primarily reflected increased exports of upholstery fabrics. Shipments of upholstery fabrics and mattress ticking to U.S.-based manufacturers experienced a moderate increase from a year ago. Increased exports also were a primary factor accounting for the gain in sales for the nine months ended January 28, 1996 to $249.5 million, up 12% from $222.6 million in the first nine months of fiscal 1995. Sales to U.S.-based customers have also increased through the nine months, but at a slower rate than export sales. Although the historically low level of home mortgage rates appears to support a positive outlook for the demand for home furnishings, the uncertainty regarding consumer confidence is continuing to lead manufacturers and retailers to contain inventories.


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

Analysis of Operations


The table below sets forth certain items in the Consolidated Statements of Income as a percentage of net sales. Income taxes are expressed as a percentage of income before income taxes.



                                          Three Months Ended              Nine Months Ended
                                        January 28,   January 29,           January 28,       January 29,
                                            1996                 1995          1996              1995
Net Sales                                  100.0%            100.0%           100.0%            100.0%
Cost of Sales                               82.6              83.3             82.6              82.8

  Gross profit                              17.4              16.7             17.4              17.2
Selling, general and
  administrative expenses                   11.1              10.7             11.1              10.9
                                            ----              ----             ----              ----
  Income from operations                     6.2               6.1              6.2               6.3

Interest expense                             1.5               1.4              1.6               1.5
Interest income                              0.0               0.0              0.0               0.0
Other expense (income), net                  0.3               0.3              0.2               0.3
                                            ----              ----             ----              ----
  Income before
    income taxes                             4.4               4.3              4.4               4.6
Income taxes (*)                            37.2              37.5             37.1              37.5
                                            ----              ----             ----              ----
Net Income                                   2.8%              2.7%             2.8%               2.9%
                                            ====              ====             ====               ====

(*) Calculated as a percent of income before income taxes

Three And Nine Months Ended January 28, 1996 Compared With Three Months And Nine Months Ended January 29, 1995

Sales by major business unit and export and foreign sales by geographic area for the three and nine months are set forth in separate schedules on pages I-9 and I-10.

Sales of upholstery fabrics for the third quarter were up $5.4 million from a year ago. Although sales of flat wovens were up for the third quarter, sales of these fabrics were essentially unchanged for the first nine months compared with a year ago. Sales of velvets/prints were up 13% for the third quarter, continuing the positive trend from the first half. The gain in sales of mattress ticking for the third quarter primarily reflected higher shipments to existing accounts and, to a lesser degree, a contribution of $1.9 million from Rayonese Textile, which was acquired on March 6, 1995. Exports and international sales, consisting primarily of upholstery fabrics, increased 28% for the quarter to $19.0 million compared with $14.8 million in the year-earlier period. Sales of Rayonese Textile are categorized by the company as exports and added to the increase on a year-to-year basis for the third quarter and first nine months. The base of the company's international customers is continuing to broaden, and sales to each major geographic area except South America was up through the first nine months.

Gross profit increased as a percentage of net sales for the third quarter due principally to higher capacity utilization in the velvets/prints business unit and, to a lesser degree, to shipments of higher margin fabrics to export customers. Additionally, a price increase was implemented during the second quarter to offset the impact of higher prices for raw materials.

Selling, general and administrative expenses as a percentage of net sales rose slightly for the third quarter and first nine months. Although the company is continuing to emphasize cost-containment programs, planned increases in expenses have occurred related to the design of new fabrics and to the company's investment in increased marketing resources.

Net interest expense for the third quarter increased to $1.3 million compared with $1.1 million in the year-earlier period. The increase for the quarter as well as the first nine months principally reflected additional borrowings related to funding the acquisition of Rayonese Textile, capital expenditures and the higher levels of working capital needed to support the increase in sales.

The effective tax rate for the third quarter declined to 37.2% compared with 37.5%. The lower tax rate for the quarter and first nine months was primarily due to a higher percentage of income from international operations which are taxed at a lower rate.


Liquidity and Capital Resources


The company continues to maintain a sound financial position. Funded long- and short-term debt increased to $79.7 million at the close of the third quarter, up from $72.9 million at the close of fiscal 1995. As a percentage of total capital (debt plus total shareholders' equity), the company's debt amounted to 50.6% as of January 28, 1996, up slightly from the end of fiscal 1995. The company's current ratio as of January 28, 1996 was 2.1 compared with 1.7 as of April 30, 1995. Shareholders' equity increased to $77.6 million as of January 28, 1996 compared with $71.4 million at the end of fiscal 1995.

Because of seasonal factors, the company typically generates the majority of its cash from operating activities during the second fiscal half. During the first nine months of fiscal 1996, funds provided from operations totaled $2.1 million. Borrowings of $10.5 million under a revolving credit agreement were used to fund capital expenditures and scheduled long-term debt payments during the first nine months.

The company's borrowings are through financing arrangements with two banks which provide for a term loan of $44.0 million and a revolving credit agreement of $33.5 million. As of January 28, 1996, the company had $13.0 million in borrowings available under the revolving credit agreement.

Capital expenditures through the first nine months totaled $7.7 million. The capital expenditure budget for the full year, which was increased during the first half because of the acceleration of a major project, is $15.5 million. The company believes that cash flows from operations and funds available under existing credit facilities will be sufficient to fund capital expenditures as well as financing needs related to operations during the remainder of fiscal 1996.

The $5.5 million convertible note payable which was issued in connection with the acquisition of the Rayonese Textile Inc. has been called by the holder. The company plans to repay the note payable during March, 1996 with funds from its bank credit facilities.


Inflation

The company is experiencing higher raw material costs as well as increases in the expense of other operating items. Competitive conditions made it difficult for the company to offset these higher costs, and operating profit margins declined in both the first and second quarters. A price increase implemented during the second quarter has helped improve the company's profitability, but continuing pressure on margins may occur over the remainder of fiscal 1996 and into fiscal 1997.

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

(a) The following exhibits are filed as part of this report or incorporated by reference.

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

        10(c) Loan Agreement dated January, 1990 with the Guilford County Industrial Facilities and Pollution Control Financing Authority, North Carolina, relating to Series 1989 Industrial Revenue Bonds in the principal amount of $4,500,000, and related Letter of Credit and Reimbursement Agreement dated January 5, 1990 with First Union National Bank of North Carolina was filed as
                       Exhibit 10(d) to the company's Form 10-K for the year ended April 19, 1990, filed on July 15, 1990, and is incorporated herein by reference.

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


        10(h) Amendment and Restatement of the Employees's Retirement Builder Plan of the company dated May 1,1981 with amendments dated January 1, 1990 and January 8, 1990 were filed as Exhibit 10(p) to the company's Form 10-K for the year ended May 3, 1992, filed on August 4, 1992, and is incorporated herein by reference.

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

        10(m) First Amendment to Loan Agreement dated as of December 16, 1993 by and between Chesterfield County, South Carolina and the company, and related First Amendment to Letter of Crecit and Reimbursement Agreement dated s of December 16, 1993 by and between First Union National Bank of North Carolina and the company was filed as
                       Exhibit 10(r) to the company's Form 10-Q, filed on March 15, 1994, and is incorporated herein by reference.

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

        10(p) Amendment to Lease Agreement dated as of December 14, 1994, by and between the company and Rossville Investments, Inc. (formerly known as A & E Leasing, Inc.).was filed as Exhibit 10(y) to the company's Form 10-Q, for the quarter ended January 29, 1995, filed on March 15, 1995, and is incorporated herein by reference.

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

        10(v) Copy of Second Amendment of Lease Agreement dated June 15, 1994 with Partnership 74 Associates was filed as
                       Exhibit 10(v) to the company's Form 10-Q for the quarter ended October 29, 1995, filed on December 12, 1995, and is incorporated herein by reference.

        10(w) Copy of Lease Agreement dated November 1, 1993 by and between the company and Chromatex, Inc. was filed as
                       Exhibit 10(w) to the company's Form 10-Q for the quarter ended October 29, 1995, filed on December 12, 1995, and is incorporated herein by reference.

        10(x) Copy of Lease Agreement dated November 1, 1993 by and between the company and Chromatex Properties, Inc. was filed as Exhibit 10(x) to the company's Form 10-Q for the quarter ended October 29, 1995, filed on December 12, 1995, and is incorporated herein by reference.

        10(y) Copy of Amendment to Lease Agreement dated May 1, 1994 by and between the company and Chromatex Properties, Inc. was filed as Exhibit 10(y) to the company's Form 10-Q for the quarter ended October 29, 1995, filed on December 12, 1995, and is incorporated herein by reference.

        10(z) Copy of Canada-Quebec Subsidiary Agreement on Industrial Development (1991), dated January 4, 1995, was filed as
                       Exhibit 10(z) to the company's Form 10-Q for the quarter ended October 29, 1995, filed on December 12, 1995, and is incorporated herein by reference.

        27             Financial Data Schedule.


(b)     Reports on Form 8-K:

        The following report on Form 8-K was filed during the period covered by this report:

        (1) Form 8-K dated November 9, 1995, included under Item 5, Other Events, disclosure of the company's press release for quarterly earnings and the company's Financial Information Release relating to the financial information for the second quarter ended October 29, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CULP, INC.
                                         (Registrant)


Date:  March 12, 1996            By: s/s      Franklin N. Saxon
                                              ----------------------------------
                                              Franklin N. Saxon
                                              Vice President and
                                              Chief Financial Officer

                                              (Authorized to sign on behalf
                                              of the registrant and also
                                              signing as principal financial
                                              officer

Date:  March 12, 1996            By: s/s      Stephen T. Hancock
                                              ----------------------------------
                                              Stephen T. Hancock
                                              General Accounting Manager
                                              (Chief Accounting Officer)