Form 10-K
period 1996-04-28
CULP INC
filed 1996-07-25
CIK 723603

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended April 28, 1996

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

                       Common Stock, Par Value $.05/Share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[(Check Mark)]

     As of July 11, 1996, 11,302,613 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $95,546,810 based on the closing sales price of such stock as quoted through the National Association of Securities Dealers, Inc. Automated Quotation System (NASDAQ), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE
Part II

     Portions of the company's Annual Report to Shareholders for the fiscal year ended April 28, 1996 are incorporated by reference into Items 5, 6, 7 and 8.

Part III

     The company's Proxy Statement dated July 19, 1996 in connection with its Annual Meeting of Shareholders to be held on September 17, 1996 is incorporated by reference into Items 10, 11, 12 and 13.

                      Exhibits listed beginning on page 23

                                   CULP, INC.
                                FORM 10-K REPORT
                               TABLE OF CONTENTS

Item No.
                                                                   Page

                              PART I

1.   Business
          General Development.........................................4
          Industry Segment............................................4
          Products....................................................5
          Manufacturing...............................................5
          Product Design and Styling..................................6
          Sales and Distribution......................................7
          Sources and Availability of Raw Materials...................7
          Patents, Trademarks and Licenses............................8
          Customers...................................................8
          Backlog.....................................................8
          Competition.................................................8
          Research and Development....................................9
          Governmental Regulations....................................9
          Employees...................................................9
          Foreign and Domestic Operations
           and International Sales....................................9
          Seasonality................................................10
          Inflation..................................................10

2.   Properties......................................................11

3.   Legal Proceedings...............................................12

4.   Submission of Matters to a Vote of
      Security Holders...............................................12

                             PART II

5.   Market for the Registrant's Common Stock
     and Related Stockholder Matters.................................12

6.   Selected Financial Data.........................................12

7.    Management's Discussion and Analysis of
       Financial Condition and Results of Operations ............12

8.    Consolidated Financial Statements and Supplementary Data...13

9.    Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure....................13

                              PART III

10.   Directors and Executive Officers of the
       Registrant................................................13

11.   Executive Compensation ....................................13

12.   Security Ownership of Certain
       Beneficial Owners and Management..........................14

13.   Certain Relationships and Related
       Transactions..............................................14

                              PART IV

14.   Exhibits, Financial Statement Schedules
      and Reports on Form 8-K ...................................15

      Documents filed as part of this report.....................15
      Exhibits...................................................16
      Reports on Form 8-K .......................................21
      Financial Statement Schedules .............................21
      Signatures ................................................22

                                     PART I

                                ITEM 1. BUSINESS

GENERAL DEVELOPMENT

     THE COMPANY. Culp, Inc. (the company) manufactures and markets upholstery fabrics and mattress tickings primarily for use in the furniture, bedding and institutional furnishings (contract) industries. The company's products are marketed throughout the United States by its own sales staff and internationally by a combination of a small internal sales staff and a network of outside sales agents. The company ships directly to customers from its manufacturing facilities. In addition, under its National Warehouse Program, the company inventories popular patterns of its fabrics in its regional distribution facilities for immediate delivery to customers. The company's executive offices are located in High Point, North Carolina, and its ten (10) manufacturing facilities are located in, or near, Burlington and Stokesdale, North Carolina, Anderson and Pageland, South Carolina, West Hazleton, Pennsylvania, Rossville, Georgia and St. Jerome, Canada. The company was organized as a North Carolina corporation in 1972.

     CAPITAL EXPENDITURES. During the year ended April 28, 1996, the company spent approximately $14.4 million in capital expenditures. These included planned expenditures of approximately $8.5 million relating to continued expansion of vertical integration and yarn manufacturing, expansion of weaving capacity, and additional hardware purchases in connection with upgrading the company's information systems. The acquisition of Rayonese Textile Inc.
(completed in March of 1995) included a plan for $6 million of additional capital expenditures to substantially increase jacquard weaving capacity at the Rayonese plant, of which $2.5 million was incurred in fiscal 1996. Additionally, during fiscal 1996, the company increased its capital spending plans by $3.4 million from the planned amount of $11.0 million in order to accelerate two projects previously scheduled for fiscal 1997. These projects involve expanding the company's production capacity for its jacquard and wet prints product lines. The company's capital expenditure budget for fiscal 1997 is approximately $16.5 million. Capital expenditures are being funded by internally generated funds and bank borrowings.

INDUSTRY SEGMENT

     The company operates in one segment and is principally involved in the designing, manufacturing and marketing of upholstery fabrics and mattress ticking used in the home and commercial furnishings (contract) industry on a world-wide basis.

PRODUCTS

     The company's products include principally upholstery fabrics and mattress ticking. The company is expanding its production of home textile fabrics, including fabrics used in comforters and bedspreads, but these products did not constitute a material part of the company's business in fiscal 1996.

     UPHOLSTERY FABRICS. The company derives the majority of its revenues from the sale of upholstery fabrics primarily to the residential and commercial (contract) furniture markets. Sales of upholstery fabrics were 81% of sales in fiscal 1996, 83% in 1995 and 84% in 1994. The company has emphasized fabrics and patterns that have broad appeal at promotional to medium prices, generally ranging from $2.25 per yard to $7.00 per yard.

     Principal types of upholstery fabrics sold include flat wovens (both jacquard and dobby constructions) velvets (woven, tufted and flocks), and prints (jacquards and dobby overprints).

     MATTRESS TICKING. The company manufactures mattress ticking (fabric used for covering mattresses and box springs) for sale to bedding manufacturers. Sales of mattress ticking constituted 19% of sales in fiscal 1996, 17% in 1995 and 16% in 1994.

MANUFACTURING

     GENERAL. The company manufactures substantially all of the products it sells. Manufactured fabrics constituted approximately 99% of sales in fiscal 1996, 1995 and 1994.

     CULP WEAVING. The Culp Weaving operation has two manufacturing plants. Its largest facility, located in Graham, North Carolina, houses upholstery jacquard weaving looms, ticking jacquard weaving looms, a package dye house and yarn preparation equipment. The second Culp Weaving plant, located in Pageland, South Carolina, manufactures flat woven dobby fabrics.

     UPHOLSTERY PRINTS. The Upholstery Prints plant, near Burlington, North Carolina, uses a heat-transfer printing process to print primarily flocked upholstery fabrics and to print paper for heat-transfer upholstery fabrics and mattress ticking. This plant also uses a wet printing process for velvet fabrics. In addition, Upholstery Prints produces tufted velvets and operates finishing ranges for back-coating and print preparation of fabric and several surface-finishing lines for its tufted velvet fabrics. The plant also houses a distribution facility which distributes upholstery fabrics to "direct ship" customers and to the company's regional distribution facilities for fabrics from the Upholstery Prints and Culp Woven Velvets facilities.

     CULP FINISHING. The Culp Finishing plant, located in Burlington, North Carolina, contains finishing ranges for finishing woven upholstery fabrics. The plant also houses significant distribution facilities, which handle distribution of upholstery fabrics to "direct-ship" customers and to the company's regional distribution facilities for the Culp Weaving facilities.

     CULP WOVEN VELVETS. The Culp Woven Velvets plant, in Anderson, South Carolina, contains weaving machines for the production of woven velvets. In addition, the plant houses yarn preparation equipment, a finishing range and surface finishing equipment.

     CULP TICKING. The Culp Ticking plant, in Stokesdale, North Carolina, produces mattress ticking. It utilizes both pigment and heat-transfer printing methods to print ticking material. The plant contains a rotary screen print operation, heat-transfer equipment and a finishing range. In addition, the plant houses finished goods for distribution of mattress ticking.

     ROSSVILLE. The Rossville plant, located in Rossville, Georgia, is part of the Rossville/Chromatex business unit, which was acquired by the company in November 1993. This facility contains yarn preparation equipment, dobby looms, and finishing equipment, all of which are used to produce flat woven dobby fabric. This plant also contains its own distribution and shipping facilities.

     CHROMATEX. The Chromatex plant is located in West Hazleton, Pennsylvania, and it comprises the remainder of the Rossville/Chromatex business unit. This plant produces jacquard upholstery fabrics, and it contains all of the yarn preparation equipment, looms, finishing equipment and distribution facilities used by the Rossville/Chromatex business unit for woven jacquard fabrics.

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

     INTERNATIONAL SALES. In addition to its U. S. operations, the company sells and distributes upholstery fabrics and mattress ticking in many countries abroad. International sales are handled both by the company's internal sales staff and independent sales agents. The largest volume of international sales during fiscal 1996 was to North America. In the year ended April 28, 1996, international sales outside of the U.S., including sales to exporters, totaled $77,397,000, or approximately 22% of the company's net sales. International sales were $57,971,000, or approximately 19% of net sales, in fiscal 1995 and $44,038,000, or approximately 18% of net sales, in fiscal 1994.

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

CUSTOMERS

     The  company  is not  dependent  upon  a  single  customer  or a  group  of customers, the loss of which would have a materially adverse effect upon the business of the company. No single customer accounted for more than 10% of the company's net sales in fiscal 1996. The company sells upholstery fabrics primarily to domestic upholstered furniture manufacturers, institutional furnishings manufacturers and foreign distributors and manufacturers of upholstered furniture. The company markets its mattress ticking principally to bedding manufacturers. The company's domestic customers are distributed throughout the nation; however, its greatest sales are in areas where there is a heavy concentration of furniture manufacturing.

BACKLOG

     Because a large portion of the company's customers have an opportunity to cancel orders, it is difficult to predict the amount of the backlog that is "firm." Many customers may cancel orders before goods are placed into production, and some may cancel at a later time. In addition, the company markets a significant portion of its sales through its National Warehouse Program from in-stock order positions. On April 28, 1996, the portion of the backlog with confirmed shipping dates prior to June 3, 1996 was $34,467,000.

COMPETITION

     The upholstery fabrics market is highly fragmented and competitive and no one firm dominates the United States market. The company believes its principal upholstery fabrics competitors are the Burlington House Fabrics division of Burlington Industries, Inc., Joan Fabrics Corporation, Malden Mills, Inc., the Mastercraft Division of Collins & Aikman Company, Microfibers, Inc., and Quaker Fabric Corporation.

     The mattress ticking market is concentrated in a few relatively large suppliers. The company believes its principal mattress ticking competitors are Blumenthal Print Works, Inc., Burlington Industries, Inc., and Tietex, Inc.

     Competition for the company's products is based primarily on design, quality, timing of delivery, service, and price. Some of the company's competitors have greater resources than the company. Although U.S. statistics for the upholstery fabric and mattress ticking markets are not generally available, the company believes it is the largest supplier of upholstery fabrics to the furniture trade and one of the three largest suppliers of mattress ticking to the bedding trade. To date, the company has experienced no significant competition from imports.

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

EMPLOYEES

     At April 28, 1996 the company had 2,966 employees. A small portion (approximately 15%) of the company's work force is represented by a union. This includes all of the hourly employees at the Chromatex facility and all of the hourly employees at the Rayonese facility. The company is not aware of any attempt to organize any more of its employees and believes its employee relations are good.

FOREIGN AND DOMESTIC OPERATIONS AND INTERNATIONAL SALES

     Information concerning the company's U.S. operations and international sales is included in this report under the subheading "Sales and Distribution".

     Rayonese Textile Inc., which was acquired in March 1995, is located in St. Jerome, Canada, and constitutes the company's only operation outside of the U.S. During fiscal 1996, Rayonese had revenues of approximately $12,256,000, of which $4,548,000 were intercompany shipments. This compares to the 56 days that the company owned Rayonese during fiscal 1995, for which Rayonese had revenues of approximately $2,272,000, of which $894,000 were intercompany shipments.

SEASONALITY

     The company's business is only slightly seasonal, with increased sales during the second and fourth quarters of each year. This seasonality results primarily from one-week closings of the company's manufacturing facilities, and the facilities of most of its customers, during the first and third quarters for the July 4th and Christmas holiday weeks.

INFLATION

     The extent to which the company has been affected by inflation is discussed in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations under the caption "Inflation."

                              ITEM 2. PROPERTIES

     As of April 28, 1996, the company operated in ten (10) manufacturing facilities, three (3) additional distribution facilities and a corporate headquarters. One (l) of the manufacturing facilities, two (2) of the distribution facilities and the corporate headquarters are leased from entities related to the company or its shareholders and directors. The related party leases are described in Item 13 of this report.

     Following  is  a  summary  of  the  company's   principal   administrative,
manufacturing and distribution facilities as of April 28, 1996.

                           Principal       Total Area  Expiration
Location                    Use            (Sq. Ft.)   Date (l)

High Point, NC (2)       Corporate           33,440       2015
                         headquarters
High Point, NC (2)       Distribution        65,000       2003
Los Angeles, CA(4)       Distribution        45,000       2002
Tupelo, MS (2)           Distribution        35,000       2002
Burlington, NC (2)       Manufacturing      242,000       2009
Anderson, SC (3)         Manufacturing       99,000        N/A
Burlington, NC (3)       Manufacturing      302,000        N/A
                         and distribution
Graham, NC (3)           Manufacturing      341,000        N/A
Stokesdale, NC (3)       Manufacturing      140,000        N/A
                         and distribution
Pageland, SC (3)         Manufacturing       96,000        N/A
Rossville, GA (4)        Manufacturing      396,000       2001
                         and distribution
W. Hazleton, PA (4)      Manufacturing      100,000       2013
                         and distribution
W. Hazleton, PA (4)      Manufacturing      110,000       2008
St. Jerome, Canada (3)   Manufacturing      202,000        N/A
                         and distribution

(l) Includes all options to renew
(2) Leased from related party
(3) Owned by the company
(4) Leased from unrelated party

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

                       ITEM 4. SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of shareholders during the fourth quarter ended April 28, 1996.

                                    PART II

                   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON
                     STOCK AND RELATED STOCKHOLDER MATTERS

     Information with respect to the market for the company's common stock and related shareholder matters is included in the company's Annual Report to Shareholders for the year ended April 28, 1996, in the Consolidated Statements of Shareholders' Equity (dividend information), in the Selected Quarterly Data under the caption "Stock Data," in the Selected Annual Data under the caption "Stock Data," and on the back cover page, in the Corporate Directory, under the caption "Stock Listing," which information is herein incorporated by reference.

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

             EXCEPT FOR SUCH PORTIONS OF THE COMPANY'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED APRIL 28, 1996 THAT ARE EXPRESSLY INCORPORATED BY REFERENCE INTO THIS REPORT, SUCH REPORT IS NOT TO BE DEEMED FILED AS PART OF THIS FILING.

             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the two years ended April 28, 1996 and any subsequent interim periods, there were no changes of accountants and/or disagreements on any matters of accounting principles or practices or financial statement disclosures.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to executive officers and directors of the company is included in the company's definitive Proxy Statement to be filed on or about July 19, 1996 pursuant to Regulation 14A of the Securities and Exchange Commission, under the caption "Nominees, Directors and Executive Officers" and "Reports Of Securities Ownership", which information is herein incorporated by reference.

                        ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation is included in the company's definitive Proxy Statement to be filed on or about July 19, 1996 pursuant to Regulation 14A of the Securities and Exchange Commission, under the caption "Executive Compensation", which information is herein incorporated by reference.

               ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

     Information with respect to the security ownership of certain beneficial owners and management is included in the company's definitive Proxy Statement to be filed on or about July 19, 1996, pursuant to Regulation 14A of the Securities and Exchange Commission, under the caption "Voting Securities", which information is herein incorporated by reference.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is included in the company's definitive Proxy Statement to be filed on or about July 19, 1996, pursuant to Regulation 14A of the Securities and Exchange
Commission, under the subcaption "Certain Relationships and Related Transactions", which information is herein incorporated by reference.

                                    PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

a) Documents Filed as Part of this Report:

1. Consolidated Financial Statements

     The following consolidated financial statements of Culp, Inc. from the company's Annual Report to Shareholders for the year ended April 28, 1996, are incorporated by reference into this report.

                                                   Page of Annual
                                                     Report to
                                                    Shareholders
Item                                               [Exhibit 13(a)]

Balance sheets - April 28, 1996 and......................10
 April 30, 1995

Statements of Income -
 for the years ended April 28, 1996,
 April 30, 1995 and May 1, 1994 .........................11

Statements of Shareholders' Equity -
 for the years ended April 28, 1996,
 April 30, 1995 and May 1, 1994 .........................12

Statements of Cash Flows -
 for the years ended April 28, 1996,
 April 30, 1995 and May 1, 1994 .........................13

Notes to Financial Statements ...........................14

Report of independent auditors for the years
 ended April 28, 1996, April 30, 1995
 and May 1, 1994.........................................21

2. Financial Statement Schedules

     All financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

     With the exception of portions expressly incorporated by reference into this report in Items 5, 6, 7 and 8, the company's Annual Report to Shareholders for the year ended April 28, 1996 is not to be deemed filed as a part of this report.

3. Exhibits

     The following exhibits are attached at the end of this report, or incorporated by reference herein. Management contracts, compensatory plans, and arrangements are marked with an asterisk (*).

(a) The following exhibits are filed as part of this report or incorporated by reference.

3(i)     Articles of  Incorporation  of the company,  as amended,  were filed as
         Exhibit 3(i) to the company's Form 10-Q for the quarter ended January 29, 1995, filed March 15, 1995, and are incorporated herein by reference.

3(ii)    Restated and Amended Bylaws of the company,  as amended,  were filed as
         Exhibit 3(b) to the company's Form 10-K for the year ended April 28, 1991, filed July 25,1991, and are incorporated herein by reference.

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

10(c) Loan Agreement dated January, 1990 with the Guilford County Industrial Facilities and Pollution Control Financing Authority, North Carolina, relating to Series 1989 Industrial Revenue Bonds in the principal amount of $4,500,000; and related Letter of Credit and Reimbursement Agreement dated January 5, 1990 with First Union National Bank of North Carolina was filed as Exhibit 10(d) to the company's Form 10-K for the year ended April 19, 1990, filed on July 15, 1990, and is incorporated herein by reference.

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

10(e)    Severance Protection Agreement,  dated September 21, 1989, was filed as
         Exhibit 10(f) to the company's Form 10-K for the year ended April 29, 1990, filed on July 25 1990, and is incorporated herein by reference.(*)

10(f) Lease Agreement, dated January 19, 1990, with Phillips Interests, Inc. was filed as Exhibit 10(g) to the company's Form 10-K for the year ended April 29, 1990, filed on July 25, 1990, and is incorporated herein by reference.

10(g) Management Incentive Plan of the company, dated August 1986 and amended July 1989, filed as Exhibit 10(o) to the company's Form 10-K for the year ended May 3, 1992, filed on August 4, 1992, and is incorporated herein by reference. (*)

10(h) Lease Agreement, dated September 6, 1988, with Partnership 74 was filed as Exhibit 10(h) to the company's Form 10-K for the year ended April 28, 1991, filed on July 25, 1990, and is incorporated herein by reference.

10(i)    Amendment and Restatement of the Employees's Retirement Builder

         Plan of the company dated May 1, 1981 with amendments dated January 1, 1990 and January 8, 1990 were filed as Exhibit 10(p) to the company's Form 10-K for the year ended May 3, 1992, filed on August 4, 1992, and is incorporated herein by reference. (*)

10(j) First Amendment of Lease Agreement dated July 27, 1992 with Partnership 74 Associates was filed as Exhibit 10(n) to the company's Form 10-K for the year ended May 2, 1993, filed on July 29, 1993, and is incorporated herein by reference.

10(k) Second Amendment of Lease Agreement dated April 16, 1993, with Partnership 52 Associates was filed as Exhibit 10(1) to the company's Form 10-K for the year ended May 2, 1993, filed on July 29, 1993, and is incorporated herein by reference.

10(l) 1993 Stock Option Plan was filed as Exhibit 10(o) to the company's Form 10-K for the year ended May 2, 1993, filed on July 29, 1993, and is incorporated herein by reference. (*)

10(m) First Amendment to Loan Agreement dated as of December 1, 1993 by and between The Guilford County Industrial Facilities and Pollution Control Financing Authority and the company was filed as Exhibit 10(p) to the company's Form 10-Q, filed on March 15, 1994, and is incorporated herein by reference.

10(n) First Amendment to Loan Agreement dated as of December 16, 1993 by and between The Alamance County Industrial Facilities and Pollution Control Financing Authority and the company was filed as Exhibit 10(q) to the company's Form 10-Q, filed on March 15, 1994, and is incorporated herein by reference.

10(o) First Amendment to Loan Agreement dated as of December 16, 1993 by and between Chesterfield County, South Carolina and the company was filed as Exhibit 10(r) to the company's Form 10-Q, filed on March 15, 1994, and is incorporated herein by reference.

10(p) Amendment to Lease dated as of November 4, 1994, by and between the company and RDC, Inc. was filed as Exhibit 10(w) to the company's Form 10-Q, for the quarter ended January 29, 1995, filed on March 15, 1995, and is incorporated herein by reference.

10(q) Amendment to Lease Agreement dated as of December 14, 1994, by and between the company and Rossville Investments, Inc. (formerly known as A & E Leasing, Inc.) was filed as Exhibit 10(y) to the company's Form 10-Q, for the quarter ended January 29, 1995, filed on March 15, 1995, and is incorporated herein by reference.

10(r) Interest Rate Swap Agreement between company and First Union National Bank of North Carolina dated April 17, 1995, was filed as Exhibit 10(aa) to the company's Form 10-K for the year ended April 30, 1995, filed on July 26, 1995, and is incorporated herein by reference.

10(s)    Performance-Based  Stock Option Plan, dated June 21, 1994, was filed as
         Exhibit 10(bb) to the company's Form 10-K for the year ended April 30, 1995, filed on July 26, 1995, and is incorporated herein by reference.(*)

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

10(z) Canada-Quebec Subsidiary Agreement on Industrial Development (1991), dated January 4, 1995, was filed as Exhibit 10(z) to the company's Form 10-Q for the quarter ended October 29, 1995, filed on December 12, 1995, and is incorporated herein by reference.

10(aa) Loan Agreement between Chesterfield County, South Carolina and the company dated as of April 1, 1996 relating to Tax Exempt Adjustable Mode Industrial Development Bonds (Culp, Inc. Project) Series 1996 in the aggregate principal amount of $6,000,000.

10(bb) 1996 Amended and Restated Credit Agreement dated as of April 1, 1996 by and among the company, First Union National Bank of North Carolina and Wachovia Bank of North Carolina, N.A.

13(a) Copy of the company's 1996 Annual Report to Shareholders, for the year ended April 28, 1996, furnished for information only except with respect to those portions incorporated by reference into this report.

22       List of subsidiaries of the company.

24(a)    Consent  of  Independent   Public   Auditors  in  connection  with  the
         registration statements of Culp, Inc. on Form S-8 (File Nos. 33-13310, 33-37027, 33-80206 and 33-62843), dated March 20, 1987, September
         18, 1990, June 13, 1994, and September 21, 1995.

25(a)    Power of Attorney of Andrew W. Adams, dated June 14, 1996

25(b)    Power of Attorney of Judith C. Walker, dated June 16, 1996.

25(c)    Power of Attorney of Howard L. Dunn, Jr., dated June 16, 1996.

25(d)    Power of Attorney of Baxter P. Freeze, dated June 18, 1996.

25(e)    Power of Attorney of Earl M. Honeycutt, dated June 16, 1996.

25(f)    Power of Attorney of Patrick H. Norton, dated June 17, 1996.

25(g)    Power of Attorney of Earl N. Phillips, Jr., dated June 17, 1996.

25(h)     Power of Attorney of Bland W. Worley, dated June 18, 1996.

27        Financial Data Schedule

b)     Reports on Form 8-K:

     The company filed the following report on Form 8-K during the quarter ended April 28, 1996:

            (l) Form 8-K dated  February 9, 1996,  included  under Item 5, Other
                Events, disclosure of the company's press release for quarterly earnings and Financial Information Release relating to financial information for the quarter ended January 28, 1996.

c)     Exhibits:

     The exhibits to this Form 10-K are filed at the end of this Form 10-K immediately preceded by an index. A list of the exhibits begins on page 23-under the subheading "Exhibits Index".

d)     Financial Statement Schedules:

     See Item 14(a)(2)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of July, 1996.

                                         CULP, INC.

                                       By: /s/ Robert G. Culp, III
                                            Robert G. Culp, III
                                    (Chairman and Chief Executive Officer)

                                       By: /s/ Franklin N. Saxon
                                            Franklin N. Saxon
                                          (Vice President and Chief
                                          Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of July, 1996.

/s/  Robert G. Culp, III      /s/  Franklin N. Saxon
     Robert G. Culp, III           Franklin N. Saxon
     (Chairman of the              (Director)
     Board of Directors)

/s/  Earl N. Phillips, Jr.*   /s/  Judith C. Walker *
     Earl N. Phillips, Jr.         Judith C. Walker
        (Director)                    (Director)

/s/  Howard L. Dunn, Jr.*     /s/  Baxter P. Freeze *
     Howard L. Dunn, Jr.           Baxter P. Freeze
        (Director)                    (Director)

/s/  Andrew W. Adams*         /s/  Patrick H. Norton*
     Andrew W. Adams               Patrick H. Norton
        (Director)                   (Director)

/s/  Earl M. Honeycutt*       /s/  Bland W. Worley*
     Earl M. Honeycutt             Bland W. Worley
        (Director)                  (Director)

* By Franklin N. Saxon, Attorney-in-Fact, pursuant to Powers of Attorney filed with the Securities and Exchange Commission.

                                 EXHIBITS INDEX

Exhibit No.  Exhibit

10(aa) Loan Agreement between Chesterfield County, South Carolina and the company dated as of April 1, 1996 relating to Tax Exempt Adjustable Mode Industrial Development Bonds (Culp, Inc. Project) Series 1996 in the aggregate principal amount of $6,000,000.

10(bb) 1996 Amended and Restated Credit Agreement dated as of April 1, 1996 by and among the company, First Union National Bank of North Carolina and Wachovia Bank of North Carolina, N.A.

13(a) Copy of the company's 1996 Annual Report to Shareholders, for the year ended April 28, 1996, furnished for information only except with respect to those portions incorporated by reference into this report.

22           List of subsidiaries of the company.

24(a) Consent of Independent Public Auditors in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 33-13310, 33-37027, 33-80206 and 33-62843), dated March 20, 1987,
             September 18, 1990, June 13, 1994 and September 21, 1995.

25(a)        Power of Attorney of Andrew W. Adams, dated June 14, 1996

25(b)        Power of Attorney of Judith C.Walker, dated June 16, 1996.

25(c)        Power of Attorney of Howard L. Dunn, Jr., dated June 16, 1996.

25(d)        Power of Attorney of Baxter P. Freeze, dated June 18, 1996.

25(e)        Power of Attorney of Earl M. Honeycutt, dated June 16, 1996.

25(f)        Power of Attorney of Patrick H. Norton, dated June 17, 1996.

25(g)        Power of Attorney of Earl N. Phillips, Jr., dated June 17, 1996.

25(h)        Power of Attorney of Bland W. Worley, dated June 18, 1996.

27           Financial Data Schedule