Form 10-Q
period 1996-07-28
CULP INC
filed 1996-09-11
CIK 723603

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended July 28, 1996

                           Commission File No. 0-12781


                                   CULP, INC.

             (Exact name of registrant as specified in its charter)


       NORTH CAROLINA                                    56-1001967
(State or other jurisdiction              (I.R.S. Employer Identification No.)
incorporation or other organization)


101 S. Main St., High Point, North Carolina               27261-2686
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

                                    YES X NO



             Common shares outstanding at July 28, 1996: 11,302,613
                                 Par Value: $.05

                                                 INDEX TO FORM 10-Q


                                                    July 28, 1996

Part I -  Financial Information.                                     Page
- ------------------------------------------                         -------

Item 1.   Financial Statements:

     Statements of Income--Three Months Ended                          I-1
     July 28, 1996, and July 30, 1995

     Balance Sheets--July 28, 1996, July 30, 1995,                     I-2
     and April 28, 1996

     Statements of Cash Flows---Three Months                           I-3
     ended July 28, 1996 and July 30, 1995

     Statements of Shareholders' Equity                                I-4

     Notes to Financial Statements                                     I-5

     Sales by Product Category/Business Unit                           I-8

     International Sales by Geographic Area                            I-9


Item 2.   Management's Discussion and Analysis of Financial            I-10
           Condition and Results of Operation

Part II - Other Information
- -------------------------------------

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

Item 3.   Default Upon Senior Securities                               II-1

Item 4.   Submission of Matters to a Vote of Security Holders          II-1

Item 5.   Other Information                                            II-1

Item 6.   Exhibits and Reports on Form 8-K                             II-1-II-5

Signatures                                                             II-6

                                   CULP, INC.
                           CONSOLIDATED INCOME STATEMENTS
           FOR THE THREE MONTHS ENDED JULY 28, 1996 AND JULY 30, 1995

                (Amounts in Thousands, Except for Per Share Data)

                                                                   THREE MONTHS ENDED (UNAUDITED)
                                               -------------------------------------------------------------

                                                       Amounts                            Percent of Sales
                                               ----------------------                 ----------------------
                                                  July 28,   July 30,    % Over
                                                   1996       1995       (Under)         1997        1996
                                               ----------   --------   ----------      ---------   ---------

Net sales                                    $     90,529     72,357      25.1 %        100.0 %    100.0 %
Cost of sales                                      74,609     60,159      24.0 %         82.4 %     83.1 %
                                                 ---------  ---------   ----------     ---------   ---------
          Gross profit                             15,920     12,198      30.5 %         17.6 %     16.9 %

Selling, general and
  administrative expenses                          10,864      8,454      28.5 %         12.0 %     11.7 %
                                                 ---------  ---------   ----------     ---------   ---------
          Income from operations                    5,056      3,744      35.0 %          5.6 %      5.2 %

Interest expense                                    1,182      1,297     (8.9) %          1.3 %      1.8 %
Interest income                                      (57)          0        ** %        (0.1) %      0.0 %
Other expense (income), net                           395        107     269.2 %          0.4 %      0.1 %
                                                 ---------  ---------   ----------     ---------   ---------
          Income before income taxes                3,536      2,340      51.1 %          3.9 %      3.2 %

Income taxes  *                                     1,326        825      60.7 %         37.5 %     35.3 %
                                                 ---------  ---------   ----------     ---------   ---------
          Net income                         $      2,210      1,515      45.9 %          2.4 %      2.1 %
                                                 =========  =========   ==========     =========   =========

Average shares outstanding                         11,297     11,207       0.8 %
Net income per share                                $0.20      $0.14      42.9 %
Dividends per share                               $0.0325    $0.0275      18.2 %










 * Percent of sales column is calculated as a % of income before income taxes. ** Measurement is not meaningful.

                                   CULP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 JULY 28, 1996, JULY 30, 1995 AND APRIL 28, 1996

                        (Unaudited, Amounts in Thousands)

                                                           Amounts
                                                   -------------------------            Increase
                                                                                       (Decrease)
                                                     July 28,      July 30,     -----------------------   * April 28,
                                                       1996          1995         Dollars      Percent        1996
                                                   ----------     ---------     -----------   ---------     --------

    Current assets
             Cash and cash investments             $     1,709         988           721        73.0 %           498
             Accounts receivable                        42,262      38,243         4,019        10.5 %        52,038
             Inventories                                51,676      49,363         2,313         4.7 %        47,395
             Other current assets                        3,911       3,553           358        10.1 %         4,191
                                                     ----------  ----------     ---------     -----------    --------
                      Total current assets              99,558      92,147         7,411         8.0 %       104,122

    Restricted investments                               5,244           0         5,244                       5,250
    Property, plant & equipment, net                    78,292      75,744         2,548         3.4 %        76,961
    Goodwill                                            22,720      22,391           329         1.5 %        22,871
    Other assets                                         2,469       2,443            26         1.1 %         2,440
                                                     ----------  ----------     ---------     -----------    --------

                      Total assets                 $   208,283     192,725        15,558         8.1 %       211,644
                                                     ==========  ==========     =========     ===========    ========



    Current
    Liabilities
             Current maturities of long-term debt  $     7,100      11,555       (4,455)      (38.6) %         7,100
             Accounts payable                           24,233      25,864       (1,631)       (6.3) %        27,308
             Accrued expenses                           13,295       8,520         4,775        56.0 %        12,564
             Income taxes payable                        1,295       1,139           156        13.7 %           197
                                                     ----------  ----------     ---------     -----------    --------
                      Total current liabilities         45,923      47,078       (1,155)       (2.5) %        47,169

    Long-term debt                                      70,916      67,662         3,254         4.8 %        74,941

    Deferred income taxes                                8,088       5,361         2,727        50.9 %         8,088
                                                     ----------  ----------     ---------     -----------    --------
                      Total liabilities                124,927     120,101         4,826         4.0 %       130,198

    Shareholders' equity                                83,356      72,624        10,732        14.8 %        81,446
                                                     ----------  ----------     ---------     -----------    --------

                      Total liabilities and
                      shareholders' equity        $    208,283     192,725        15,558         8.1 %       211,644
                                                     ==========  ==========     =========     ===========    ========

    Shares                                              11,303      11,210            93         0.8 %        11,290
    outstanding
                                                     ==========  ==========     =========     ===========    ========

      *   Derived from audited financial statements.

                    CULP, INC. FINANCIAL INFORMATION RELEASE
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED JULY 28, 1996 AND JULY 30, 1995
                        (Unaudited, Amounts in Thousands)


                                                                                           THREE MONTHS ENDED
                                                                                 -------------------------------------

                                                                                               Amounts
                                                                                 -------------------------------------
                                                                                     July 28,            July 30,
                                                                                       1996                1995
                                                                                 -----------------   -----------------
Cash flows from operating activities:
     Net income                                                            $                2,210               1,515
     Adjustments to reconcile net income to net
          cash provided by (used in) operating activities:
              Depreciation                                                                  3,144               3,067
              Amortization of intangible assets                                               198                 148
              Provision for deferred income taxes                                               0                (57)
              Changes in assets and liabilities:
                  Accounts receivable                                                       9,776               6,009
                  Inventories                                                             (4,281)             (3,592)
                  Other current assets                                                        280               (359)
                  Other assets                                                               (76)                  93
                  Accounts payable                                                            131             (1,787)
                  Accrued expenses                                                            731             (3,012)
                  Income taxes payable                                                      1,098                 478
                                                                                 -----------------   -----------------
                       Net cash provided by (used in) operating activities                 13,211               2,503
                                                                                 -----------------   -----------------
Cash flows from investing activities:
     Capital expenditures                                                                 (4,475)             (3,006)
     Purchases of restricted investments                                                     (53)                   0
     Purchase of investments to fund deferred compensation liability                            0             (1,286)
     Proceeds from sale of restricted investments                                              59                 795
                                                                                 -----------------   -----------------
                       Net cash provided by (used in) investing activities                (4,469)             (3,497)
                                                                                 -----------------   -----------------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                                   0               7,000
     Principal payments on long-term debt                                                 (4,025)             (1,525)
     Change in accounts payable-capital expenditures                                      (3,206)             (4,599)
     Dividends paid                                                                         (368)               (308)
     Proceeds from sale of common stock                                                        68                  21
                                                                                 -----------------   -----------------
                       Net cash provided by (used in) financing activities                (7,531)                 589
                                                                                 -----------------   -----------------

Increase (decrease) in cash and cash investments                                            1,211               (405)

Cash and cash investments at beginning of period                                              498               1,393
                                                                                 -----------------   -----------------

Cash and cash investments at end of period                                 $                1,709                 988
                                                                                 =================   =================





                                   Culp, Inc.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

(Dollars in thousands, except per share data)


                                                                       Capital
                                                                     Contributed                    Total
                                                 Common Stock         in Excess     Retained     Shareholders'
                                         ------------------------
                                               Shares      Amount   of Par Value    Earnings        Equity
- --------------------------------------------------------------------------------------------------------------
         Balance, April 30, 1995               11,204,766 $    560  $    16,577 $     54,259  $       71,396
          Cash dividends                                                             (1,236)         (1,236)
            ($.11 per share)
          Net income                                                                  10,980          10,980
          Common stock issued in
            connection with
         stock option plan                         85,534        5          301                          306
         ----------------------------------------------------------------------------------------------------
         Balance, April 28, 1996               11,290,300 $    565  $    16,878 $     64,003  $       81,446
          Cash dividends                                                               (368)           (368)
            ($.0325per
         share)
          Net income                                                                   2,210           2,210
          Common stock issued in
            connection with
         stock
            option plan                            12,313                    68                           68
         ----------------------------------------------------------------------------------------------------
         Balance, July 28, 1996                11,302,613 $    565  $    16,946 $     65,845  $       83,356
         ====================================================================================================

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



1. Basis of Presentation

   The financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.
   Certain amounts for fiscal year 1996 have been reclassified to conform with the fiscal year 1997 presentation. Such reclassifications had no effect on net income as previously reported. All such adjustments are of a normal recurring nature.
   The results of operations for the three months ended July 28, 1996 are not necessarily indicative of the results to be expected for the full year.

================================================================================

2. Accounts Receivable

   A summary of accounts receivable follows (dollars in thousands):

- -------------------------------------------------------------------------------

                                            July 28, 1996      April 28, 1996
- --------------------------------------------------------------------------------

Customers                                   $    43,532        $    53,321
Factors                                            -0-                  71
Allowance for doubtful accounts                   (999)             (1,016)
Reserve for returns and allowances                (271)               (338)
- --------------------------------------------------------------------------------

                                            $    42,262        $    52,038

================================================================================

3. Inventories

   Inventories are carried at the lower of cost of market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

   A summary of inventories follows (dollars in thousands):

- --------------------------------------------------------------------------------

                                          July 28, 1996    April 28, 1996
- --------------------------------------------------------------------------------

Raw materials                             $    30,462      $    29,150
Work-in-process                                 3,338            5,067
Finished goods                                 21,861           16,708
- -------------------------------------------------------------------------------

Total inventories valued at FIFO cost          55,661           50,925
Adjustments of certain inventories
 to the LIFO cost method                       (3,985)          (3,530)
- --------------------------------------------------------------------------------

                                          $    51,676      $    47,395

================================================================================

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


4. Accounts Payable

   A summary of accounts payable follows (dollars in thousands):
- --------------------------------------------------------------------------------

                                              July 28, 1996     April 28, 1996
- --------------------------------------------------------------------------------

Bank overdraft                                $       -0-       $       -0-
Accounts payable-trade                             21,701            21,570
Accounts payable-capital expenditures               2,532              5,738
- --------------------------------------------------------------------------------
                                              $    24,233        $   27,308

================================================================================

5. Accrued Expenses

   A summary of accrued expenses follows (dollars in thousands):
- --------------------------------------------------------------------------------

                                      July 28, 1996         April 28, 1996
- --------------------------------------------------------------------------------

Compensation and benefits               $   8,421             $  8,153
Other                                       4,874                4,411
- --------------------------------------------------------------------------------

                                        $  13,295             $ 12,564

================================================================================

6. Long-term Debt

   A summary of long-term debt follows (dollars in thousands).
- --------------------------------------------------------------------------------

                                                July 28, 1996     April 28, 1996
- --------------------------------------------------------------------------------

Industrial revenue bondsand other obligations    $ 22,216         $ 22,241
Revolving credit line                              20,800           23,300
Term loan                                          34,000           35,500
Subordinated note payable                           1,000            1,000
- --------------------------------------------------------------------------------

                                                  78,016            82,041

Less current maturities                           (7,100)           (7,100)
- --------------------------------------------------------------------------------

                                                $ 70,916          $ 74,941

================================================================================

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


    The company has an unsecured loan agreement with two banks, which provides for a $36,000,000 five-year term loan and a $33,500,000 Revolving Credit Line, which also has a five-year term. The term loan requires monthly installments of $500,000 and a final payment of $6,500,000 on March 1, 2001. The Revolving Credit Line requires payment of an annual facility fee in advance.
   The company's loan agreements require, among other things, that the company maintain certain financial ratios. At July 28, 1996, the company was in compliance with these required financial covenants.
   At July 28, 1996, the company had three interest rate swap agreements in order to reduce its exposure to floating interest rates on a portion of its variable rate borrowings.

   The following table summarizes certain data regarding the interest rate swaps:

           notional amount           interest rate          expiration date

             $ 15,000,000                7.3%                  April 2000
             $  5,000,000                6.9%                  June 2002
             $  5,000,000                6.6%                  July 2002

   Net amounts paid under these agreements increased interest expense for the three months ended July 28, 1996 and July 30, 1995 by approximately $92,000 and $49,000, respectively. Management believes the risk of incurring losses resulting from the inability of the bank to fulfill its obligation under the interest rate swap agreements to be remote and that any losses incurred would be immaterial.

================================================================================


7. Cash Flow Information

   Payments for interest and income taxes during the period were (dollars in thousands)

- --------------------------------------------------------------------------------

                                          1997             1996
- --------------------------------------------------------------------------------
Interest                                 $1,006        $   1,374
Income taxes                                228             347

================================================================================


8. Foreign Exchange Forward Contracts

   The company generally enters into foreign exchange forward contracts as a hedge against its exposure to currency fluctuations on firm commitments to purchase certain machinery and equipment and raw materials. Machinery and equipment and raw material purchases hedged by foreign exchange forward contracts are valued by using the exchange rate of the applicable foreign exchange forward contract. At July 28, 1996, the company had approximately $1,200,000 of foreign exchange forward contracts outstanding.

                    CULP, INC. FINANCIAL INFORMATION RELEASE
                     SALES BY PRODUCT CATEGORY/BUSINESS UNIT
          FOR THREE MONTHS MONTHS ENDED JULY 28, 1996 AND JULY 30, 1995


                             (Amounts in thousands)

                                                         THREE MONTHS ENDED (UNAUDITED)
                                          ---------------------------------------------------------------

                                                Amounts                            Percent of Total Sales
                                          --------------------                     ----------------------
                                           July 28,   July 30,      % Over
     Product Category/Business Unit          1996       1995        (Under)           1997        1996
- ---------------------------------------   ----------  --------     ---------        ---------    -------


Upholstery Fabrics
    Culp Textures                         $ 20,801     17,584       18.3 %            23.0 %      24.3 %
    Rossville/Chromatex                     18,165     15,358       18.3 %            20.1 %      21.2 %
                                           --------   --------     --------         ----------   -------
                                            38,966     32,942       18.3 %            43.0 %      45.5 %

    Velvets/Prints                          34,867     23,523       48.2 %            38.5 %      32.5 %
                                           --------   --------     --------         ----------   -------
                                            73,833     56,465       30.8 %            81.6 %      78.0 %
Mattress Ticking
    Culp Home Fashions (1)                  16,696     15,892        5.1 %            18.4 %      22.0 %
                                           --------   --------     --------         ----------   -------

                                        * $ 90,529     72,357       25.1 %           100.0 %     100.0 %
                                           ========   ========     ========         ==========   =======









*US. Domestic sales were $69,001 and $57,945 for the three months of fiscal 1997 and fiscal 1996,  respectively.
The percentage  increase in U.S. Domestic sales was 19.1% for the three months.

(1) Formerly known as Culp Ticking

                    CULP, INC. FINANCIAL INFORMATION RELEASE
                     INTERNATIONAL SALES BY GEOGRAPHIC AREA
          FOR THREE MONTHS MONTHS ENDED JULY 28, 1996 AND JULY 30, 1995


                             (Amounts in thousands)

                                                          THREE MONTHS ENDED (UNAUDITED)
                                         ------------------------------------------------------------

                                                   Amounts                     Percent of Total Sales
                                          ----------------------               ----------------------
                                          July 28,      July 30,    % Over
             Geographic Area                1996          1995      (Under)        1997        1996
- --------------------------------------   ---------     ---------   --------     ----------   --------
North America (Excluding USA)             $  7,958        4,568      74.2 %        37.0 %     31.7 %
Europe                                       4,723        3,185      48.3 %        21.9 %     22.1 %
Middle East                                  4,196        2,112      98.7 %        19.5 %     14.7 %
Far East & Asia                              3,694        2,251      64.1 %        17.2 %     15.6 %
South America                                  366          445    (17.8) %         1.7 %      3.1 %
All other areas                                592        1,850    (68.0) %         2.7 %     12.8 %
                                            -------   ----------   ---------    ----------- ---------

                                          $ 21,528       14,412      49.4 %       100.0 %    100.0 %
                                            ======    ==========   =========    =========== =========


MANAGEMENT'S DISCUSSION & ANALYSIS OF OPERATIONS

The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this report.

Overview

For the three months ended July 28, 1996, net sales were $90.5 million, up 25% from $72.4 million in the year-earlier period. Net income for the quarter totaled $2.2 million, or $0.20 per share, compared with $1.5 million, or $0.14 per share, for the first quarter of fiscal 1996. The increase in sales primarily reflected higher shipments of upholstery fabrics and, to a lesser degree, increased sales of mattress ticking to both U.S.-based and international manufacturers. The company experienced a generally favorable pattern in incoming orders during the period. Sales to customers outside the United States rose 49% for the quarter and are continuing to account for an increasing percentage of the company's total sales. The pace of incoming orders has remained positive, but demand over the remainder of fiscal 1997 will depend on the trend in consumer purchases of home furnishings.

Analysis of Operations

The table below sets forth certain items in the Consolidated Statements of Income as a percentage of net sales. Income taxes are expressed as a percentage of income before income taxes.
                                           THREE MONTHS ENDED
                                       July 28,             July 30,
                                          1996                 1995
                                   -----------------    -----------------
Net sales                               100.0%               100.0%
Cost of sales                            82.4                 83.1
                                   -----------------    -----------------

   Gross profit                          17.6                 16.9
Selling, general and
   administrative expenses               12.0                 11.7
                                   -----------------    -----------------

                                          5.6                 5.2
   Income from operations

Interest expense                          1.3                 1.8
Interest income                          -0.1                 0.0
Other expense (income), net               0.4                 0.1

                                   -----------------    -----------------

   Income before
      income taxes                        3.9                 3.2
   Income taxes (*)                      37.5                35.3
                                   -----------------    -----------------

   Net income                             2.4%                2.1%
                                   =================    =================
(*) Calculated as a percent of income before income taxes.

MANAGEMENT'S DISCUSSION & ANALYSIS OF OPERATIONS


Three Months Ended July 28, 1996 Compared With Three Months Ended July 30, 1995

The following table sets forth the company's sales divided into various categories with the year-to-year percentage change in each case. In addition to showing sales between the major product categories of Upholstery Fabrics and Mattress Ticking, the table shows sales by the company's four business units:
Culp Textures, Rossville/Chromatex, Velvets/Prints and Culp Home Fashions (which primarily produces mattress ticking).

(dollars in thousands)
                                                               AMOUNTS

                                             --------------------------------------------
                                                  July 28,                 July 30,                Percent
Product Category/Business Unit                      1996                     1995                  Change
- ---------------------------------------      --------------------     -------------------      ----------------
Upholstery Fabrics
    Culp Textures                            $      20,801            $      17,584                 18.3%
    Rossville/Chromatex                            18,165                   15,358                  18.3%
                                             --------------------     -------------------      ----------------
                                                   38,966                   32,942                  18.3%

    Velvets/Prints                                 34,867                   23,523                  48.2%
                                             --------------------     -------------------      ----------------
                                                   73,833                   56,465                  30.8%

Mattress Ticking
    Culp Home Fashions                             16,696                   15,892                  5.1%
                                             --------------------     -------------------      ----------------

                                             $      90,529            $      72,357                 25.1%
                                             ====================     ===================      ================


Sales of upholstery fabrics increased $17.4 million, or 31%, from a year ago. Each of the business units in this category recorded higher sales. Sales of mattress ticking rose $804,000, or 5%, from a year ago. International sales, consisting primarily of upholstery fabrics, increased to $21.5 million, up 49% from the year-earlier period. As a result of this gain, international sales accounted for 24% of the company's sales compared with 20% a year ago.

Gross profit increased both in absolute dollars and as a percentage of net sales. The higher profitability principally relates to products produced by the Culp Textures and Velvets/Prints business units. The increased gross profit reflects higher operating efficiencies as a result of the growth in sales as well as the company's ongoing capital investment in equipment designed to

MANAGEMENT'S DISCUSSION & ANALYSIS OF OPERATIONS


lower manufacturing costs and raise productivity.

Selling, general and administrative expenses increased as a percentage of net sales. Although the company is continuing to emphasize cost-containment programs, planned increases in expenses related to resources for designing new fabrics and higher selling commissions related to international sales led to the higher ratio of expenses to net sales. The accrual for incentive-based compensation plans also increased significantly compared with a year ago.

Net interest expense of $1.2 million was down from $1.3 million in the year-earlier period due to lower average borrowings outstanding. The effective tax rate for the quarter was 37.5% compared with 35.3%. The company expects the rate for fiscal 1997 as a whole will be essentially unchanged from the 36.5% in fiscal 1996.

Liquidity and Capital Resources

The company continues to maintain a sound financial position. Funded debt (includes long-and short-term debt, less restricted investments) decreased to $72.8 million at the close of the first quarter versus $76.8 million at the close of fiscal 1996, and compared to $79.2 million at July 30, 1995. As a percentage of total capital (funded debt plus total shareholders' equity), the company's borrowings amounted to 47% as of July 28, 1996 compared with 49% at the end of fiscal 1996 and 52% at July 30, 1995. The company's current ratio as of July 28, 1996 was 2.2 compared with 2.2 as of April 28, 1996. Shareholders' equity increased to $83.4 million as of July 28, 1996 compared with $81.4 million at the end of fiscal 1996.

Cash flow from operating activities totaled $13.2 million for the first quarter. The funds from operations were used to fund capital expenditures of $4.5 million and debt repayments of $4.0 million.

The company's borrowings are through financing arrangements with two banks which provide for a $36.0 million term loan and a $33.5 million revolving credit line. As of July 28, 1996, the company had $12.7 million in borrowings available under the revolving credit line.

The company's Board of Directors has approved a capital expenditure budget of $16.5 million for

MANAGEMENT'S DISCUSSION & ANALYSIS OF OPERATIONS

fiscal 1997. Capital spending during the first quarter totaled $4.5 million. The company believes that cash flows from operations and funds available under existing credit facilities will be sufficient to fund capital expenditures and working capital requirements during the remainder of fiscal 1997.


Forward-Looking Information

This discussion on Form 10-Q contains forward-looking statements that are inherently subject to risks and uncertainties. Factors that could influence the matters discussed in the forward-looking statements include the level of housing starts and sales of existing homes, consumer confidence and changes in disposable income. Decreases in these economic indicators could have a negative effect on the company's business and prospects. Likewise, higher interest rates, particularly the rates on home mortgages, and increases in consumer debt or the general rate of inflation, could adversely affect the company.

Part II - OTHER INFORMATION
- -------------------------------------------

Item 1.   Legal Proceedings

         There are no legal proceedings that are required to be disclosed under this item.

Item 2.  Change in Securities

         None

Item 3.  Default Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report or incorporated by reference:

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

        10(g) Management Incentive Plan of the company, dated August 1986 and amended July, 1989, was filed as Exhibit 10(o) to the company's Form 10-K for the year ended May 3, 1992, filed on August 4, 1992, and is incorporated herein by reference.(*)

        10(h) Lease Agreement, dated September 6, 1988, with Partnership 74 was filed as Exhibit 10(h) to the company's Form 10-K for the year ended April 28, 1991, filed on July 25, 1990, and is incorporated herein by reference.

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

        10(l) 1993 Stock Option Plan was filed as Exhibit 10(o) to the company's Form 10-K for the year ended May 2, 1993, filed on July 29, 1993, and is incorporated herein by reference.(*)

        10(m) First Amendment to Loan Agreement dated as of December 1, 1993 by and between The Guilford County Industrial Facilities and Pollution Control Financing Authority and the company, was filed as Exhibit 10(p) to the company's Form 10-Q, filed on March 15, 1994, and is incorporated herein by reference.

        10(n) First Amendment to Loan Agreement dated as of December 16, 1993 by and between The Alamance County Industrial Facilities and Pollution Control Financing Authority and the company, was filed as Exhibit 10(q) to the company's Form 10-Q filed, on March 15, 1994, and is incorporated herein by reference.
                                      II-3

        10(o) First Amendment to Loan Agreement dated as of December 16, 1993 by and between Chesterfield County, South Carolina and the company, was filed as Exhibit 10(r) to the company's Form 10-Q, filed on March 15, 1994, and is incorporated herein by reference.

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

        10(z) Canada-Quebec Subsidiary Agreement on Industrial Development (1991), dated January 4, 1995 was filed as
                        Exhibit 10(z) to the company's Form 10-Q for the quarter ended October 29, 1995, filed on December 12, 1995, and is incorporated herein by reference.

        10(aa) Loan Agreement between Chesterfield County, South Carolina and the company dated as of April 1, 1996 relating to Tax Exempt Adjustable Mode Industrial Development Bonds (Culp, Inc. Project) Series 1996 in the aggregate amount of $6,000,000 was filed as Exhibit 10(aa) to the company's Form 10-K for the year ended April 28, 1996 on July 25, 1996, and is incorporated herein by reference.

        10(bb) 1996 Amended and Restated Credit Agreement dated as of April 1, 1996 by and among the company, First Union National Bank of North Carolina and Wachovia Bank of North Carolina, N.A. was filed as Exhibit 10(bb) to the company's Form 10-K for the year ended April 28, 1996 on July 25, 1996, and is incorporated herein by reference.

        27             Financial Data Schedule.

(b)     Reports on Form 8-K:

        The following report on Form 8-K was filed during the period covered by this report:

        (1) Form 8-K dated August 8, 1996, included under Item 5, Other Events, disclosure of the company's press release for quarterly earnings and the company's Financial Information Release relating to the financial information for the first quarter ended July 28, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         CULP, INC.
                                                         (Registrant)


Date:    September 11, 1996                      By: s/s      Franklin N. Saxon
       --------------------                                   -----------------
                                                              Franklin N. Saxon
                                                              Sr. Vice President and
                                                              Chief Financial Officer

                                                              (Authorized to sign on behalf
                                                              of the registrant and also
                                                              signing as principal accounting officer)



Date:   September 11, 1996                       By: s/s      Stephen T. Hancock
     ---------------------                                    ------------------
                                                              Stephen T. Hancock
                                                              General Accounting Manager

                                                              (Chief Accounting Officer)


