Form 10-Q
period 1996-06-30
CULP INC
filed 1996-12-11
CIK 723603

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended October 27, 1996

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

                                    YES X NO



            Common shares outstanding at October 27, 1996: 11,338,577
                                 Par Value: $.05

                               INDEX TO FORM 10-Q


                                October 27, 1996


Part I -  Financial Information.                                           Page
------------------------------------------                                ------

Item 1.    Consolidated Financial Statements:

Statements of Income--Three and Six Months Ended                           I-1
        October 27, 1996, and October 29, 1995

Balance Sheets--October 27, 1996, October 29, 1995, and April 28, 1996     I-2

Statements of Cash Flows---Six Months ended October 27, 1996 and
  October 29,  1995                                                        I-3

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

Item 3.   Default Upon Senior Securities                                   II-1

Item 4.   Submission of Matters to a Vote of Security Holders              II-1

Item 5.   Other Information                                                II-2

Item 6.   Exhibits and Reports on Form 8-K                            II-2-II-6

Signatures                                                                 II-7

                                   CULP, INC.
                         CONSOLIDATED INCOME STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 27, 1996 AND OCTOBER 29, 1995

               (Amounts in Thousands, Except for Per Share Data)

                         THREE MONTHS ENDED (UNAUDITED)



                                   Amounts                           Percent of Sales
                         October 27,    October 29,    % Over
                             1996             1995       (Under)      1997          1996
                         -----------    -----------    ---------  ---------     --------

Net sales                   $ 105,204         90,672        16.0%      100.0%       100.0%
Cost of sales                  86,082         74,565        15.4%       81.8%        82.2%
                           -----------    -----------    ---------  ---------     --------
  Gross profit                 19,122         16,107        18.7%       18.2%        17.8%

Selling, general and
 administrative expenses       11,704          9,675        21.0%       11.1%        10.7%
                           -----------    -----------    ---------  ---------     --------
   Income from operations       7,418          6,432        15.3%        7.1%         7.1%

Interest expense                1,242          1,388       (10.5)%       1.2%         1.5%
Interest income                   (60)             0           **%      (0.1)%        0.0%
Other expense (income), net       301             219        37.4%       0.3%         0.2%
                           -----------    -----------    ---------  ---------     --------
   Income before income taxes   5,935          4,825         23.0%       5.6%         5.3%

Income taxes*                   2,225          1,825         21.9%      37.5%        37.8%
                           -----------    -----------    ---------  ---------     --------
   Net income               $   3,710          3,000         23.7%       3.5%         3.3%
                          ============    ===========    =========  =========     ========
Average shares outstanding     11,312          11,211         0.9%
Net income per share            $0.33           $0.27        22.2%
Dividends per share           $0.0325         $0.0275        18.2%


                          SIX MONTHS ENDED (UNAUDITED)

                                   Amounts                           Percent of Sales
                         October 27,    October 29,    % Over
                             1996             1995       (Under)      1997          1996
                         -----------    -----------    ---------  ---------     --------

Net sales                   $ 195,733        163,029        20.1%      100.0%       100.0%
Cost of sales                 160,691        134,724        19.3%       82.1%        82.6%
                           -----------    -----------    ---------  ---------     --------
  Gross profit                 35,042         28,305        23.8%       17.9%        17.4%

Selling, general and
 administrative expenses       22,568         18,129        24.5%       11.5%        11.1%
                           -----------    -----------    ---------  ---------     --------
   Income from operations      12,474         10,176        22.6%        6.4%         6.2%

Interest expense                2,424          2,685        (9.7)%       1.2%         1.6%
Interest income                  (117)             0           **%      (0.1)%        0.0%
Other expense (income), net       696             326       113.5%       0.4%         0.2%
                           -----------    -----------    ---------  ---------     --------
   Income before income taxes   9,471          7,165         32.2%       4.8%         4.4%

Income taxes*                   3,551          2,650         34.0%      37.5%        37.0%
                           -----------    -----------    ---------  ---------     --------
   Net income               $   5,920          4,515         31.1%       3.0%         2.8%
                           ===========    ===========    =========  =========     ========
Average shares outstanding     11,304          11,209         0.9%
Net income per share            $0.52           $0.40        30.0%
Dividends per share           $0.0650         $0.0550        18.2%

*Percent of sales column is calculated as a % of income before income taxes. **Measurement is not meaningful.

                                    CULP, INC.
                            CONSOLIDATED BALANCE SHEETS
                 OCTOBER 27, 1996, OCTOBER 29, 1995 AND APRIL 28, 1996

                           (Unaudited, Amounts in Thousands)



                                                       Amounts                     Increase
                                                     October 27,   October 29      (Decrease)      * April 28,
                                                         1996         1995    Dollars    Percent     1996

Current assets
   Cash and cash investments                      $           744        930      (186)  (20.0)%          498
   Accounts receivable                                     52,202     46,930     5,272    11.2 %       52,038
   Inventories                                             52,300     49,632     2,668     5.4 %       47,395
   Other current assets                                     3,697      3,415       282     8.3 %        4,167
           Total current assets                           108,943    100,907     8,036     8.0 %      104,098

Restricted investments                                      5,379          0     5,379                  5,274
Property, plant & equipment, net                           80,316     73,876     6,440     8.7 %       76,961
Goodwill                                                   22,568     23,189      (621)   (2.7)%       22,871
Other assets                                                2,321      2,432      (111)   (4.6)%        2,440

           Total assets                           $       219,527    200,404    19,123     9.5 %      211,644



Current Liabilities
   Current maturities of long-term debt           $         7,100     11,555    (4,455)  (38.6)%        7,100
   Accounts payable                                        26,936     30,175    (3,239)  (10.7)%       27,308
   Accrued expenses                                        16,841     11,075     5,766    52.1 %       12,564
   Income taxes payable                                       836      1,729      (893)  (51.6)%          197
           Total current liabilities                       51,713     54,534    (2,821)   (5.2)%       47,169

Long-term debt                                             72,891     65,137     7,754    11.9 %       74,941

Deferred income taxes                                       8,088      5,382     2,706    50.3 %        8,088
           Total liabilities                              132,692    125,053     7,639     6.1 %      130,198

Shareholders' equity                                       86,835     75,351    11,484    15.2 %       81,446

           Total liabilities and
           shareholders' equity                 $         219,527    200,404    19,123     9.5 %      211,644

Shares outstanding                                         11,339     11,219       120     1.1 %       11,290


Derived from audited financial statements.

                                   CULP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED OCTOBER 27, 1996 AND OCTOBER 29, 1995
                       (Unaudited, Amounts in Thousands)

                                                                          SIX MONTHS ENDED
                                                                     ----------------------------

                                                                              Amounts
                                                                     --------------------------
                                                                     October 27,   October 29
                                                                        1996          1995
                                                                     ------------  ------------
Net income                                                       $         5,920         4,515
Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                        6,321         6,138
       Amortization of intangible assets                                     444           358
       Provision for deferred income taxes                                     0           (36)
       Changes in assets and liabilities:
          Accounts receivable                                               (164)       (2,678)
          Inventories                                                     (4,905)       (3,861)
          Other current assets                                               470          (221)
          Other assets                                                       (22)          (23)
          Accounts payable                                                 3,220         1,632
          Accrued expenses                                                 4,277          (457)
          Income taxes payable                                               639         1,068
                                                                     ------------  ------------
             Net cash provided by operating activities                    16,200         6,435
                                                                     ------------  ------------

Capital expenditures                                                      (9,676)       (5,090)
Purchases of restricted investments                                         (107)            0
Purchase of investments to fund deferred compensation liability                0        (1,286)
Proceeds from sale of restricted investments                                   2           795
                                                                     ------------  ------------
             Net cash used in investing activities                        (9,781)       (5,581)
                                                                     ------------  ------------

Proceeds from issuance of long-term debt                                   1,000         6,000
Principal payments on long-term debt                                      (3,050)       (3,050)
Change in accounts payable-capital expenditures                           (3,592)       (3,707)
Dividends paid                                                              (735)         (617)
Proceeds from sale of common stock                                           204            57
                                                                     ------------  ------------
             Net cash used in financing activities                        (6,173)       (1,317)
                                                                     ------------  ------------

Increase (decrease) in cash and cash investments                             246          (463)

Cash and cash investments at beginning of period                             498         1,393
                                                                     ------------  ------------

Cash and cash investments at end of period                         $         744           930
                                                                     ============  ============


                                         Culp, Inc.
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                        (Unaudited)

(Dollars in thousands, except per share data)




                                                                Capital
                                                              Contributed
                                       Common Stock            in Excess                        Total
                                 ---------------------------                   Retained     Shareholders'
                                     Shares        Amount     of Par Value     Earnings         Equity
      ---------------------------------------------------------------------------------------------------
      Balance, April 30, 1995        11,204,766 $       560 $       16,577 $       54,259 $       71,396
       Cash dividends                                                              (1,236)        (1,236)
         ($.11 per share)
       Net income                                                                  10,980         10,980
       Common stock issued in
         connection with stock
         option plan                     85,534           5            301                           306
      ---------------------------------------------------------------------------------------------------
      Balance, April 28, 1996        11,290,300 $       565 $       16,878 $       64,003 $       81,446
       Cash dividends                                                                (735)          (735)
         ($.0325 per share)
       Net income                                                                   5,920          5,920
       Common stock issued in
         connection with stock
         option plan                     48,277           1            203                           204
      ---------------------------------------------------------------------------------------------------
      Balance, October 27, 1996      11,338,577 $       566 $       17,081 $       69,188 $       86,835
      ===================================================================================================




 .

1. BASIS OF PRESENTATION

   The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which the management of the company considers necessary for a fair statement of results for the interim periods.
   Certain amounts for fiscal year 1996 have been reclassified to conform with the fiscal year 1997 presentation. Such reclassifications had no effect on net income as previously reported. All such adjustments are of a normal recurring nature.
   The results of operations for the six months ended October 27, 1996 are not necessarily indicative of the results to be expected for the full year.

==============================================================================

2. ACCOUNTS RECEIVABLE

   A summary of accounts receivable follows (dollars in thousands):

------------------------------------------------------------------------------

                                                October 27, 1996  April 28, 1996
------------------------------------------------------------------------------

Customers                                       $   53,713        $   53,321
Factors                                                -0-               71
Allowance for doubtful accounts                     (1,087)          (1,016)
Reserve for returns and allowances                    (424)            (338)
------------------------------------------------------------------------------

                                                $   52,202        $   52,038

==============================================================================

3. INVENTORIES

   Inventories are carried at the lower of cost of market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

   A summary of inventories follows (dollars in thousands):

------------------------------------------------------------------------------

                                                October 27, 1996  April 28, 1996
------------------------------------------------------------------------------

Raw materials                                       $31,347      $29,150
Work-in-process                                       3,521        5,067
Finished goods                                       21,920       16,708
------------------------------------------------------------------------------

Total inventories valued at FIFO cost               56,788        50,925
Adjustments of certain inventories to the
     LIFO cost method                               (4,488)       (3,530)
------------------------------------------------------------------------------

                                                   $52,300        $47,395

==============================================================================




                                   Culp, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)




4.  RESTRICTED   INVESTMENTS.   Restricted  investments  were  purchased  with
proceeds  from  industrial  revenue  bond  issues  and  are  invested  pending application  of such proceeds to project costs or repayment of the bonds.  The investments are stated at cost which approximates market value.

5. ACCOUNTS PAYABLE

   A summary of accounts payable follows (dollars in thousands):
------------------------------------------------------------------------------

                                                October 27, 1996  April 28, 1996
------------------------------------------------------------------------------

Accounts payable-trade                          $      24,790      $  21,570
Accounts payable-capital expenditures                   2,146          5,738
------------------------------------------------------------------------------
                                                $   26,936         $  27,308

==============================================================================

6. ACCRUED EXPENSES

   A summary of accrued expenses follows (dollars in thousands):
------------------------------------------------------------------------------

                                                October 27, 1996  April 28, 1996
------------------------------------------------------------------------------

Compensation and benefits                     $       11,447     $       8,153
Other                                                  5,394             4,411
------------------------------------------------------------------------------

                                              $       16,841     $      12,564

==============================================================================

7. LONG-TERM DEBT

   A summary of long-term debt follows (dollars in thousands):
------------------------------------------------------------------------------

                                                October 27, 1996  April 28, 1996
------------------------------------------------------------------------------

Industrial revenue bonds
       and other obligations                         $ 22,191          $ 22,241
Revolving credit line                                  24,300            23,300
Term loan                                              32,500            35,500
Subordinated note payable                               1,000             1,000
-------------------------------------------------------------------------------
                                                       79,991            82,041

Less current maturities                                (7,100)           (7,100)
-------------------------------------------------------------------------------

                                                     $ 72,891          $ 74,941
===============================================================================





                                   Culp, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)



    The company has an unsecured loan agreement with two banks, which provides for a $36,000,000 five-year term loan and a $33,500,000 Revolving Credit Line, which also has a five-year term. The term loan requires monthly installments of $500,000 and a final payment of $6,500,000 on March 1, 2001. The Revolving
Credit Line requires payment of an annual facility fee in advance.
   The company's loan agreements require, among other things, that the company maintain certain financial ratios. At October 27, 1996, the company was in compliance with these required financial covenants.
   At October 27, 1996, the company had three interest rate swap agreements in order to reduce its exposure to floating interest rates on a portion of its variable rate borrowings.

   The following table summarizes certain data regarding the interest rate swaps:

                  notional amount     interest rate     expiration date

                  $15,000,000             7.3%              April 2000
                  $ 5,000,000             6.9%              June 2002
                  $ 5,000,000             6.6%              July 2002

    Net amounts paid under these agreements increased interest expense for the six months ended October 27, 1996 and October 29, 1995 by approximately $158,000 and $120,000, respectively. Management believes the risk of incurring losses resulting from the inability of the bank to fulfill its obligation under the interest rate swap agreements to be remote and that any losses incurred would be immaterial.

   The estimated amount at which the company could have terminated these agreements as of October 27, 1996 is approximately $309,000.

==============================================================================

8. CASH FLOW INFORMATION

   Payments for  interest and income taxes during the period were  (dollars in thousands)
------------------------------------------------------------------------------
                                                            1997        1996
------------------------------------------------------------------------------
Interest                                                  $2,411     $ 2,870
Income taxes                                               2,913       1,582
==============================================================================


9. FOREIGN EXCHANGE FORWARD CONTRACTS

   The company generally enters into foreign exchange forward contracts as a hedge against its exposure to currency fluctuations on firm commitments to purchase certain machinery and equipment and raw materials. Machinery and equipment and raw material purchases hedged by foreign exchange forward contracts are valued by using the exchange rate of the applicable foreign exchange forward contract. At October 27, 1996, the company had approximately
$1,200,000 of foreign exchange forward contracts outstanding.




                                     CULP, INC.
                      SALES BY PRODUCT CATEGORY/BUSINESS UNIT
  FOR THREE  MONTHS AND SIX MONTHS ENDED OCTOBER 27, 1996 AND OCTOBER 29, 1995


                           (Amounts in thousands)

                                                THREE MONTHS ENDED (UNAUDITED)

                                            Amounts                          Percent of Total Sales
                                   October 27,  October 29,     % Over
Product Category/Business Unit        1996         1995        (Under)      1997           1996
Upholstery Fabrics
    Culp Textures                $      24,001       22,715       5.7 %     22.8 %           25.1 %
    Rossville/Chromatex                 21,722       17,960      20.9 %     20.6 %           19.8 %
                                        45,723       40,675      12.4 %     43.5 %           44.9 %

    Velvets/Prints                      40,233       32,081      25.4 %     38.2 %           35.4 %
                                        85,956       72,756      18.1 %     81.7 %           80.2 %
Mattress Ticking
    Culp Home Fashions                  19,248       17,916       7.4 %     18.3 %           19.8 %

                               * $     105,204       90,672       16.0 %   100.0%          100.0 %

                                                        SIX MONTHS ENDED (UNAUDITED)

                                            Amounts                        Percent of Total Sales
                                   October 27,  October 29,        % Over
Product Category/Business Unit        1996         1995            (Under)   1997             1996
Upholstery Fabrics
    Culp Textures                $      44,802       40,299         11.2 %  22.9 %           24.7 %
    Rossville/Chromatex                 39,887       33,318         19.7 %  20.4 %           20.4 %
                                        84,689       73,617         15.0 %  43.3 %           45.2 %

    Velvets/Prints                      75,100       55,604         35.1 %  38.4 %           34.1 %
                                       159,789      129,221         23.7 %  81.6 %           79.3 %
Mattress Ticking
    Culp Home Fashions                  35,944       33,808          6.3 %  18.4 %           20.7 %

                               * $     195,733      163,029         20.1 %  100.0%          100.0 %



*US. Domestic sales were $79,304 and $71,112 for the three months of fiscal 1997 and fiscal 1996, respectively; and $149,860 and $129,025 for the six months of fiscal 1997 and fiscal 1996, respectively.
The percentage increases in U.S. Domestic sales was 11.5% for the three months and 16.1% for the six months.

                                   CULP, INC.
                     INTERNATIONAL SALES BY GEOGRAPHIC AREA
   FOR THREE MONTHS AND SIX MONTHS ENDED OCTOBER 27, 1996 AND OCTOBER 29, 1995


                               (Amounts in thousands)

                                                         THREE MONTHS ENDED (UNAUDITED)

                                           Amounts                                     Percent of Total Sales
                                         October 27,   October 29,     % Over
       Geographic Area                   1996          1995           (Under)          1997            1996
North America (Excluding USA)      $     8,016           6,223        28.8 %          31.0 %          31.8 %
Europe                                   5,716           4,297        33.0 %          22.1 %          22.0 %
Middle East                              5,079           3,437        47.8 %          19.6 %          17.6 %
Far East & Asia                          5,019           3,731        34.5 %          19.4 %          19.1 %
South America                              632             397        59.2 %           2.4 %           2.0 %
All other areas                          1,438           1,475        (2.5)%           5.6 %           7.5 %

                                   $    25,900          19,560        32.4 %         100.0 %         100.0 %

                                                           SIX MONTHS ENDED (UNAUDITED)

                                           Amounts                                   Percent of Total Sales
                                         October 27,  October 29,     % Over
      Geographic Area                   1996              1995        (Under)          1997            1996
North America (Excluding USA)      $    14,073          10,790        30.4 %          30.7 %          31.7 %
Europe                                  10,483           7,482        40.1 %          22.9 %          22.0 %
Middle East                              9,156           5,549        65.0 %          20.0 %          16.3 %
Far East & Asia                          8,815           5,979        47.4 %          19.2 %          17.6 %
South America                              999             843        18.5 %           2.2 %           2.5 %
All other areas                          2,347           3,361       (30.2)%           5.1 %           9.9 %

                                   $    45,873          34,004        34.9 %         100.0 %         100.0 %




International sales were 24.6% of total sales for the three months and 23.4% of total sales for the six months.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION

The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

OVERVIEW

For the three months ended October 27, 1996, net sales rose 16% to $105.2 million compared with $90.7 million in the year-earlier period. Net income for the quarter totaled $3.7 million, or $0.33 per share, compared with $3.0 million, or $0.27 per share, for the second quarter of fiscal 1996. The increase in sales primarily reflected higher shipments of upholstery fabrics and, to a lesser degree, increased sales of mattress ticking to both U.S.-based and international manufacturers. Business with U.S.-based customers increased 12% from a year ago while sales to customers outside the United States rose 32% for the quarter. International sales are continuing to account for an increasing percentage of the company's total sales.


THREE AND SIX MONTHS ENDED OCTOBER 27, 1996 COMPARED WITH THREE AND SIX MONTHS ENDED OCTOBER 29, 1995

Sales of upholstery fabrics for the second fiscal quarter increased $13.2 million, or 18%, from a year ago. Each of the business units in this product category recorded higher sales for the quarter. Sales of mattress ticking for the quarter rose $1.3 million, or 7%, from a year ago. International sales, consisting primarily of upholstery fabrics, increased to $25.9 million, up 32% from the year-earlier period. As a result of this gain, international sales accounted for 24.6% of the company's sales for the second quarter and 23.4% for the first half compared with 21.6% and 20.9%, respectively, a year ago.

Gross profit for the second quarter and first half increased both in absolute dollars and as a percentage of net sales. Factors contributing to the higher profitability included the increased absorption of fixed costs as a result of the growth in sales as well as the benefit from the company's ongoing capital investment in equipment designed to lower manufacturing costs and raise productivity. During the first half, the company also began to experience an easing in the rate of increase in the cost of raw materials, and in some instances the company has realized lower costs.

Selling, general and administrative expenses have increased as a percentage of net sales thus far in fiscal 1997. Although the company is continuing to emphasize cost-containment programs, planned increases in expenses related to resources for designing new fabrics and higher selling commissions related to international sales contributed to the higher ratio of expenses to net sales. The accrual for incentive-based compensation plans through the first half was also a significant factor behind the increase in these expenses.

Net interest expense of $1.2 million for the second quarter was down from $1.4 million in the year-earlier period due to lower average borrowings outstanding. The effective tax rate for the quarter was down slightly from 37.8% a year ago.


LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain a sound financial position. Funded long- and short-term debt decreased to $74.6 million at the close of the second quarter versus $76.7 million a year earlier. As a percentage of total capital (funded debt plus total shareholders' equity), the company's borrowings amounted to 46.2% as of October 27, 1996 compared with 50.4% as of October 29, 1995. The company's current ratio as of October 27, 1996 was 2.1 compared with 1.9 a year earlier, and shareholders' equity increased to $86.8 million as of October 27, 1996 compared with $75.4 million as of October 29, 1995

Cash flow from operating activities totaled $16.2 million for the first half of fiscal 1997. Cash from earnings (net income plus depreciation, amortization and deferred income taxes) contributed $12.7 million. The funds from operations and financing activities were used principally to fund capital expenditures of $9.7 million.

The company's borrowings are through financing arrangements with two banks which provide for a $32.5 million term loan and a $33.5 million revolving credit agreement and letters of credit to support its industrial revenue bonds. As of October 27, 1996, the company had $9.2 million in borrowings available under the revolving credit agreement. In April 1996, the company amended its loan agreements to provide for certain less stringent financial covenants and the provision for all borrowings under the agreement to be unsecured.

The company is currently planning for capital expenditures of $19 - $22 million for fiscal 1997. The company believes that cash flows from operations, industrial revenue bond financings and funds available under existing credit facilities will be sufficient to fund capital expenditures and working capital requirements during the remainder of fiscal 1997.


INFLATION

The company has experienced generally higher costs of raw materials over the past two fiscal years. Other operating expenses, such as for manufacturing supplies and spare parts, also increased over this period. Competitive conditions have not allowed the company to fully offset the impact of these increases through higher selling prices, but margins thus far in fiscal 1997 have shown some improvement from a year ago due to higher operating efficiencies and a shift in the company's product mix toward fabrics with higher gross margins. A continuation of these trends would likely aid the company's profitability, but the net incremental effect on margins will continue to be influenced by overall competitive conditions.


FORWARD-LOOKING INFORMATION

The discussion in this Form 10-Q contains forward-looking statements that are inherently subject to risks and uncertainties. Factors that could influence the matters discussed in the forward-looking statements include the level of housing starts and sales of existing homes, consumer confidence and trends in disposable income. Decreases in these economic indicators could have a negative effect on the company's business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could adversely affect the company.

PART II - OTHER INFORMATION
-------------------------------------------

ITEM 1.   LEGAL PROCEEDINGS

      There are no legal proceedings that are required to be disclosed under this item.

ITEM 2.  CHANGE IN SECURITIES

      None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the company was held in High Point, North Carolina on September 17, 1996. Of the 11,302,613 shares of common stock outstanding on the record date, 10,931,145 shares were present in person or by proxy.

     At the Annual Meeting, shareholders voted on:

        a)
            ratifying the appointment of KPMG Peat Marwick LLP as the independent auditors of the company for the current fiscal year; and
        b)
            the election of three directors: Harry R. Culp, Baxter P. Freeze, and Franklin N. Saxon.

     A.  PROPOSAL  TO  RATIFY  THE  ELECTION  OF  KPMG  PEAT  MARWICK  LLP  AS
         INDEPENDENT   AUDITORS OF THE COMPANY FOR FISCAL YEAR 1997:
         For:              10,898,405
         Against                  687
         Abstain               32,053
         Broker Non-Votes         -0-

     B.   PROPOSAL FOR ELECTION OF DIRECTORS:
          Harry R. Culp                         Franklin N. Saxon
          For:             10,519,014           For:                10,523,096
          Withhold Authority  412,131           Withhold Authority     408,049
          Broker Non-Votes         -0-          Broker Non-Votes           -0-

          Baxter P. Freeze
          For:             10,676,908
          Withhold Authority  254,237
          Broker Non-Votes         -0-

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

     10(a) Loan Agreement dated December 1, 1988 with Chesterfield County, South Carolina relating to Series 1988 Industrial Revenue Bonds in the principal amount of $3,377,000 and related Letter of Credit and Reimbursement Agreement dated December 1, 1988 with First Union National Bank of North Carolina were filed as
                Exhibit 10(n) to the company's Form 10-K for the year ended April 29, 1989, and are incorporated herein by reference. .

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

     27         Financial Data Schedule.


(B)  REPORTS ON FORM 8-K:

     The following report on Form 8-K was filed during the period covered by this report:

     (1) Form 8-K dated November 6, 1996, included under Item 5, Other Events, disclosure of the company's press release for quarterly earnings and the company's Financial Information Release relating to the financial information for the second quarter ended October 27, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CULP, INC.

                                       (Registrant)


Date:    December 10, 1996       By: s/s  Franklin N. Saxon
                                          Franklin N. Saxon
                                          Sr. Vice President and
                                          Chief Financial Officer

                                          (Authorized to sign on behalf
                                          of the registrant and also
                                          signing as principal accounting
                                          officer)



Date:   December 10, 1996        By: s/s  Stephen T. Hancock
                                          Stephen T. Hancock
                                          General Accounting Manager
                                          (Chief Accounting Officer)