Form 10-Q
period 1997-01-26
CULP INC
filed 1997-03-12
CIK 723603

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended January 26, 1997

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

                                YES X    NO



          Common shares outstanding at January 26, 1997:  11,352,477
                                Par Value: $.05

                              INDEX TO FORM 10-Q

                               January 26, 1997

Part I -  Financial Information.                                        Page
------------------------------------------                              -------

Item 1.    Consolidated Financial Statements:

Statements of Income--Three and Nine Months Ended                       I-1
     January 26, 1997 and January 28, 1996

Balance Sheets--January 26, 1997, January 28, 1996 and April 28, 1996   I-2

Statements of Cash Flows---Nine Months                                  I-3
ended January 26, 1997 and January 28, 1996

Statements of Shareholders' Equity                                      I-4

Notes to Financial Statements                                           I-5

Sales by Product Category/Business Unit                                 I-9

International Sales by Geographic Area                                  I-10

Item 2.   Management's Discussion and Analysis of Financial             I-11
Condition and Results of Operation

Part II - Other Information
-------------------------------------

Item 1.   Legal Proceedings                                             II-1

Item 2.   Changes in Securities                                         II-1

Item 3.   Default Upon Senior Securities                                II-1

Item 4.   Submission of Matters to a Vote of Security Holders           II-1

Item 5.   Other Information                                             II-1

Item 6.   Exhibits and Reports on Form 8-K                             II-1-II-6

Signatures                                                              II-7

                                   CULP, INC.
                         CONSOLIDATED INCOME STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 26, 1997 AND JANUARY 28, 1996

               (Amounts in Thousands, Except for Per Share Data)

                         THREE MONTHS ENDED (UNAUDITED)

                             Amounts                          Percent of Sales
                          January 26, January 28,   % Over
                              1997       1996       (Under)     1997      1996
                           ----------  ----------  --------  -------   -------
Net sales                 $    97,468    86,476     12.7 %   100.0 %   100.0 %
Cost of sales                  80,317    71,447     12.4 %    82.4 %    82.6 %
                           ----------  ---------   --------  -------   -------
     Gross profit              17,151    15,029     14.1 %    17.6 %    17.4 %

Selling, general and
  administrative expenses      10,760     9,639     11.6 %    11.0 %    11.1 %
                           ----------  ---------   --------  -------   -------
  Income from operations        6,391     5,390     18.6 %     6.6 %     6.2 %

Interest expense                1,228     1,279     (4.0)%     1.3 %     1.5 %
Interest income                   (73)        0       ** %    (0.1)%     0.0 %
Other expense (income), net       421       266     58.3 %     0.4 %     0.3 %
                           ----------  ---------   --------  -------   -------
    Income before income taxes  4,815     3,845     25.2 %     4.9 %     4.4 %

Income taxes  *                 1,805     1,430     26.2 %    37.5 %    37.2 %
                           ----------  ---------   --------  -------   -------
     Net income           $     3,010     2,415     24.6 %     3.1 %     2.8 %
                           ==========  =========  ========  ========  ========
Average shares outstanding     11,342    11,232      1.0 %
Net income per share            $0.27     $0.22     22.7 %
Dividends per share           $0.0325   $0.0275     18.2 %



                            NINE MONTHS ENDED (UNAUDITED)

                             Amounts                       Percent of Sales
                            January 26  January 28, % Over
                              1997      1996     (Under)    1997      1996
                           ----------  ----------  --------  -------   -------
Net sales                 $   293,201   249,505     17.5 %   100.0 %   100.0 %
Cost of sales                 241,008   206,171     16.9 %    82.2 %    82.6 %
                           ----------  ----------  --------  -------   -------
  Gross profit                 52,193    43,334     20.4 %    17.8 %    17.4 %

Selling, general and
  administrative expenses      33,328    27,768     20.0 %    11.4 %    11.1 %
                           ----------  ----------  --------  -------   -------
  Income from operations       18,865    15,566     21.2 %     6.4 %     6.2 %

Interest expense                3,652     3,964     (7.9)%     1.2 %     1.6 %
Interest income                  (190)        0       ** %    (0.1)%     0.0 %
Other expense (income), net     1,117       592     88.7 %     0.4 %     0.2 %
                           ----------  ----------  --------  -------   -------
  Income before income taxes   14,286    11,010     29.8 %     4.9 %     4.4 %

Income taxes  *                 5,356     4,080     31.3 %    37.5 %    37.1 %
                           ----------  ----------  --------  -------   -------
  Net income              $     8,930     6,930     28.9 %     3.0 %     2.8 %
                           ==========  =========  ========  ========  ========
Average shares outstanding     11,317    11,218      0.9 %
Net income per share            $0.79     $0.62     27.4 %
Dividends per share           $0.0975   $0.0825     18.2 %

 * Percent of sales column is calculated as a % of income before income taxes. ** Measurement is not meaningful.

                                   CULP, INC.
                          CONSOLIDATED BALANCE SHEETS
             JANUARY 26, 1997, JANUARY 28, 1996 AND APRIL 28, 1996

                       (Unaudited, Amounts in Thousands)

                                           Amounts               Increase
                                     January 26,  January 28,   (Decrease)     * April 28,
                                        1997      1996        Dollars  Percent    1996
                                      ----------  ----------- -------  ------- ----------
Current assets
   Cash and cash investments    $           406     1,841       1,435)  (77.9)%       498
   Accounts receivable                   50,157    43,642       6,515    14.9 %    52,038
   Inventories                           50,755    49,960         795     1.6 %    47,395
   Other current assets                   3,701     3,436         265     7.7 %     4,167
                                      -----------   -------    -------  -------   -------
        Total current assets             105,019    98,879      6,140     6.2 %   104,098

Restricted investments                    11,778         0     11,778               5,274
Property, plant & equipment, net          86,146    73,356     12,790    17.4 %    76,961
Goodwill                                  22,413    23,037       (624)   (2.7)%    22,871
Other assets                               2,906     2,432        474    19.5 %     2,440
                                     -----------   -------    -------  --------   -------
        Total assets                     228,262   197,704     30,558    15.5 %   211,644
                                     ===========   =======    =======  ========   =======

Current Liabilities
  Current maturities of long-term debt  $  6,100    11,555     (5,455)  (47.2)%     7,100
  Accounts payable                        20,833    22,516     (1,683)   (7.5)%    27,308
  Accrued expenses                        15,644    11,181      4,463    39.9 %    12,564
  Income taxes payable                     1,753     1,336        417    31.2 %       197
        Total current liabilities         44,330    46,588     (2,258)   (4.8)%    47,169
                                      -----------  -------     -------  -------   -------
Long-term debt                            86,266    68,112      18,154      26.7 %    74,941

Deferred income taxes                      8,088     5,381       2,707      50.3 %     8,088
           Total liabilities             138,684   120,081      18,603      15.5 %   130,198
                                     -----------    -------     -------   -------   -------
Shareholders' equity                      89,578    77,623      11,955      15.4 %    81,446

           Total liabilities and
           shareholders' equity         $228,262   197,704      30,558      15.5 %   211,644
                                     ===========   =======      =======   ========  ========

Shares outstanding                        11,352    11,265          87       0.8 %    11,290
                                     ===========   =======      =======   ========  ========

Derived from audited financial statements.

                                   CULP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE  MONTHS  ENDED  JANUARY 26, 1997 AND JANUARY 28, 1996
                        (Unaudited, Amounts in Thousands)


                                                                      NINE MONTHS ENDED
                                                                 ------------------------
                                                                           Amounts
                                                                 ------------------------
                                                                   January 26, January 28,
                                                                       1997       1996
                                                                 ------------- -----------
Cash flows from operating activities:
  Net income                                                    $      8,930      6,930
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation                                                     9,440      9,278
      Amortization of intangible assets                                  634        544
      Provision for deferred income taxes                                  0        (37)
      Changes in assets and liabilities:
        Accounts receivable                                            1,881        610
        Inventories                                                   (3,360)    (4,189)
        Other current assets                                             466       (242)
        Other assets                                                    (642)       (57)
        Accounts payable                                              (2,213)    (2,838)
        Accrued expenses                                               3,080       (351)
        Income taxes payable                                           1,556        675
                                                                 ------------ ----------
          Net cash provided by (used in) operating activities         19,772     10,323
                                                                 ------------ -----------
Cash flows from investing activities:
  Capital expenditures                                               (18,625)    (7,710)
  Purchases of restricted investments                                 (9,681)         0
  Purchase of investments to fund deferred compensation liability          0     (1,286)
  Proceeds from sale of restricted investments                         3,177        795
                                                                 ------------ ----------
          Net cash provided by (used in) investing activities        (25,129)    (8,201)
                                                                 ------------ ----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                            15,900     10,500
  Principal payments on long-term debt                                (5,575)    (4,575)
  Change in accounts payable-capital expenditures                     (4,262)    (6,896)
  Dividends paid                                                      (1,103)      (926)
  Proceeds from sale of common stock                                     305        223
                                                                 ------------ ----------
          Net cash provided by (used in) financing activities          5,265     (1,674)
                                                                 ------------ ----------
Increase (decrease) in cash and cash investments                         (92)       448

Cash and cash investments at beginning of period                         498      1,393
                                                                  ----------- ----------
Cash and cash investments at end of period                      $        406      1,841
                                                                 ============ ==========

                                      I-3

                                   CULP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

   (Dollars in thousands, except per share data)

                                                  Capital
                                                Contributed                 Total
                               Common Stock     in Excess    Retained   Shareholders'
                               ------------     of Par Value Earnings      Equity
                            Shares      Amount
    ---------------------------------------------------------------------------------
    Balance, April 30, 19  11,204,766 $    560 $    16,577 $    54,259 $    71,396
     Cash dividends                                             (1,236)     (1,236)
       ($.11 per share)
     Net income                                                 10,980      10,980
     Common stock issued in
       connection with stock
       option plan             85,534        5         301                     306
    ---------------------------------------------------------------------------------
    Balance, April 28, 19  11,290,300 $    565 $    16,878 $    64,003 $    81,446
     Cash dividends                                             (1,103)     (1,103)
       ($.0975 per share)
     Net income                                                  8,930       8,930
     Common stock issued in
       connection with stock
       option plan             62,177        1         304                     305
    ---------------------------------------------------------------------------------
    Balance, January 26,   11,352,477 $    566 $    17,182 $    71,830 $    89,578
    =================================================================================

                                  Culp, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


1. Basis of Presentation

   The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which the management of the company considers necessary for a fair statement of results for the interim periods.
   Certain amounts for fiscal year 1996 have been reclassified to conform with the fiscal year 1997 presentation. Such reclassifications had no effect on net income as previously reported. All such adjustments are of a normal recurring nature.
   The results of operations for the nine months ended January 26, 1997 are not necessarily indicative of the results to be expected for the full year.

==============================================================================

2. Accounts Receivable

   A summary of accounts receivable follows (dollars in thousands):

------------------------------------------------------------------------------

                                          January 26, 1997   April 28, 1996
------------------------------------------------------------------------------

Customers                                       $   51,807        $   53,321
Factors                                               -0-                 71
Allowance for doubtful accounts                     (1,304)           (1,016)
Reserve for returns and allowances                 (   346)             (338)
------------------------------------------------------------------------------

                                                $   50,157        $   52,038

==============================================================================

3. Inventories

   Inventories are carried at the lower of cost of market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

   A summary of inventories follows (dollars in thousands):

------------------------------------------------------------------------------

                                         January 26, 1997   April 28, 1996
------------------------------------------------------------------------------

Raw materials                             $       31,042      $     29,150
Work-in-process                                    3,548             5,067
Finished goods                                    20,842            16,708
------------------------------------------------------------------------------

Total inventories valued at FIFO cost             55,432            50,925
Adjustments of certain inventories to the
      LIFO cost method                            (4,677)           (3,530)
------------------------------------------------------------------------------

                                              $   50,755        $   47,395

==============================================================================

4. Restricted Investments. Restricted investments were purchased with proceeds from industrial revenue bond issues and are invested pending application of such proceeds to project costs or repayment of the bonds. The investments are stated at cost which approximates market value.

5. Accounts Payable

   A summary of accounts payable follows (dollars in thousands):
------------------------------------------------------------------------------

                                             January 26, 1997  April 28, 1996
------------------------------------------------------------------------------

Accounts payable-trade                          $   19,357         $  21,570
Accounts payable-capital expenditures                1,476             5,738
------------------------------------------------------------------------------
                                                $   20,833         $  27,308

==============================================================================

6. Accrued Expenses

   A summary of accrued expenses follows (dollars in thousands):
------------------------------------------------------------------------------

                                            January 26, 1997   April 28, 1996
------------------------------------------------------------------------------

Compensation and benefits                       $   10,791        $    8,153
Other                                                4,853             4,411
------------------------------------------------------------------------------

                                                $   15,644        $   12,564

==============================================================================

7. Long-term Debt

   A summary of long-term debt follows (dollars in thousands):
------------------------------------------------------------------------------

                                            January 26, 1997   April 28, 1996
------------------------------------------------------------------------------

Industrial revenue bonds and other obligations  $  31,666         $   22,241
Revolving credit line                              29,700             23,300
Term loan                                          31,000             35,500
Subordinated note payable                            -0-               1,000
------------------------------------------------------------------------------

                                                    92,366            82,041

Less current maturities                             (6,100)           (7,100)
------------------------------------------------------------------------------

                                                $   86,266        $   74,941

==============================================================================

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

    The company has an unsecured loan agreement with two banks, which provides for a $31,000,000 five-year term loan and a $33,500,000 revolving credit line, which also has a five-year term. The term loan requires monthly installments of $500,000 and a final payment of $6,500,000 on March 1, 2001. The revolving credit line requires payment of an annual facility fee in advance.
   The company's loan agreements require, among other things, that the company maintain certain financial ratios. At January 26, 1997, the company was in compliance with these required financial covenants.
   At January 26, 1997, the company had three interest rate swap agreements in order to reduce its exposure to floating interest rates on a portion of its variable rate borrowings.

   The following table summarizes certain data regarding the interest rate swaps:

               notional amount    interest rate     expiration date
               ---------------    -------------     ---------------

                $ 15,000,000            7.3%          April 2000
                $  5,000,000            6.9%          June 2002
                $  5,000,000            6.6%          July 2002

    Net amounts paid under these agreements increased interest expense for the nine months ended January 26, 1997 and January 28, 1996 by approximately $233,000 and $196,000, respectively. Management believes the risk of incurring losses resulting from the inability of the bank to fulfill its obligation under the interest rate swap agreements to be remote and that any losses incurred would be immaterial.

   The estimated amount at which the company could have terminated these agreements as of January 26, 1997 is approximately $185,000.

==============================================================================

8. Cash Flow Information

   Payments for interest and income taxes during the period were (dollars in thousands)

------------------------------------------------------------------------------

                                                            1997        1996
------------------------------------------------------------------------------
 .
Interest                                              $    3,437     $ 3,990
Income taxes                                               4,003       3,148

==============================================================================


9. Foreign Exchange Forward Contracts

   The company generally enters into foreign exchange forward contracts as a hedge against its exposure to currency fluctuations on firm commitments to purchase certain machinery and equipment and raw materials. Machinery and equipment and raw material purchases hedged by foreign exchange forward contracts are valued by using the exchange rate of the applicable foreign exchange forward contract. At January 26, 1997, the company had approximately $2,600,000 of foreign exchange forward contracts outstanding.

                                  Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


10. Subsequent Event
       On January 30, 1997, the company sold 1,200,000 shares of common stock in a public offering which provided net proceeds of approximately $16,300,000. The net proceeds from the offering were used to reduce outstanding borrowings under the company's revolving credit line.

                                  CULP, INC.
                     SALES BY PRODUCT CATEGORY/BUSINESS UNIT
  FOR THREE MONTHS AND NINE MONTHS ENDED JANUARY 26, 1997 AND JANUARY 28, 1996


                             (Amounts in thousands)

                         THREE MONTHS ENDED (UNAUDITED)

                         Amounts                     Percent of Total Sales
                         January 26,  January 28,  % Over
Product Category/Business   1997        1996       (Under)      1997    1996


Upholstery Fabrics
    Culp Textures         $ 20,389     20,685      (1.4)%     20.9 %  23.9 %
    Rossville/Chromatex     18,953     18,567       2.1 %     19.4 %  21.5 %
                            39,342     39,252       0.2 %     40.4 %  45.4 %

    Velvets/Prints          40,387     31,836      26.9 %     41.4 %  36.8 %
                            79,729     71,088      12.2 %     81.8 %  82.2 %
Mattress Ticking
    Culp Home Fashions      17,739     15,388      15.3 %     18.2 %  17.8 %

                      *   $ 97,468     86,476      12.7 %    100.0 % 100.0 %


                         NINE MONTHS ENDED (UNAUDITED)

                                   Amounts                Percent of Total Sales
                           January 26, January 28, % Over
 Product Category/Business   1997          1996     (Under)        1997    1996

Upholstery Fabrics
    Culp Textures         $ 65,191       60,984      6.9 %        22.2 %  24.4 %
    Rossville/Chromatex     58,840       51,885     13.4 %        20.1 %  20.8 %
                           124,031      112,869      9.9 %        42.3 %  45.2 %

    Velvets/Prints         115,487       87,440     32.1 %        39.4 %  35.0 %
                           239,518      200,309     19.6 %        81.7 %  80.3 %
Mattress Ticking
    Culp Home Fashions      53,683       49,196      9.1 %        18.3 %  19.7 %

                        * $293,201      249,505     17.5 %        100.0%  100.0%

*US. sales were $70,931 and $67,506 for the three months of fiscal 1997 and fiscal 1996, respectively; and $220,791 and $196,543 for the nine months of fiscal 1997 and fiscal 1996, respectively. The percentage increases in U.S. sales were 5.1% for the three months and 12.3% for the nine months.

                                   CULP, INC.
                     INTERNATIONAL SALES BY GEOGRAPHIC AREA
  FOR THREE MONTHS AND NINE MONTHS ENDED JANUARY 26, 1997 AND JANUARY 28, 1996


                             (Amounts in thousands)

                          THREE MONTHS ENDED (UNAUDITED)
                                                                  Percent of the Company's
                                        Amounts                           Total Sales
                                January 26, January 28,   % Over
                                     1997       1996      (Under)         1997     1996
    Geographic Area
North America (Excluding USA) $      6,482     5,488      18.1 %         6.7 %    6.3 %
Europe                               7,213     5,590      29.0 %         7.4 %    6.5 %
Middle East                          4,580     2,383      92.2 %         4.7 %    2.8 %
Far East & Asia                      6,862     4,052      69.3 %         7.0 %    4.7 %
South America                          855       703      21.6 %
All other areas

                              $     26,537    18,970       39.9 %       27.2 %   21.9 %



                          NINE MONTHS ENDED (UNAUDITED)
                                                                  Percent of the Company's
                                       Amounts                           Total Sales
                              January 26,   January 28,  % Over
    Geographic Area              1997         1996      (Under)         1997     1996
North America (Excluding USA)$   20,555      16,275      26.3 %         7.0 %    6.5 %
Europe                           17,573      13,072      34.4 %         6.0 %    5.2 %
Middle East                      13,736       7,933      73.2 %         4.7 %    3.2 %
Far East & Asia                  15,893       9,821      61.8 %         5.4 %    3.9 %
South America                     2,464       2,297       7.3 %         0.8 %    0.9 %
All other areas                   2,189       3,564     (38.6)%

                             $   72,410     52,962       36.7 %        24.7 %   21.2 %




International sales , and the percentage of total sales, for each of the last seven fiscal years follows: fiscal 1991- $20,295 (12%); fiscal 1992-$ 34,094
(18%);  fiscal  1993-$40,729  (20%);  fiscal  1994-$44,038  (18%);  fiscal 1995-
$57,971 (19%); and fiscal 1996-$77,397 (22%).

Certain amounts for fiscal year 1996 have been reclassified to conform with the fiscal 1997 presentation.

Management's Discussion and Analysis of Operations


The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

Overview

For the three months ended January 26, 1997, net sales rose 13% to $97.5 million compared with $86.5 million in the year-earlier period. Net income for the quarter totaled $3.0 million, or $0.27 per share, compared with $2.4 million, or $0.22 per share, for the third quarter of fiscal 1996. The increase in sales primarily reflected higher shipments of upholstery fabrics and, to a lesser degree, increased sales of mattress ticking to both U.S.-based and international manufacturers. The company experienced a generally favorable pattern in incoming orders during the period, but the year-to-year gain in sales was lower than in either the first or second fiscal quarters. Business with U.S.-based customers increased 5% from a year ago while sales to customers outside the United States rose 40% for the quarter. International sales are continuing to account for an increasing percentage of the company's total sales. Demand for the company's products is dependent on the various factors which affect consumer purchases of upholstered furniture and bedding including housing starts and sales of existing homes, the level of consumer confidence, prevailing interest rates for home mortgages and the availability of consumer credit.


Three And Nine Months Ended January 26, 1997 Compared With Three And Nine Months Ended January 28, 1996

      Net Sales. For the third fiscal quarter, net sales increased $11 million, or 13%, compared with the year-earlier period. Sales of upholstery fabrics increased $8.6 million, or 12%, from a year ago. In this product category, Velvets/Prints had significantly higher sales for the quarter and first nine months, Rossville/Chromatex had slightly higher sales for the quarter and substantially higher sales for the nine month period, and Culp Textures had slightly lower sales for the quarter with a moderate increase for the nine month period. Sales of mattress ticking for the quarter rose $2.4 million, or 15%, from a year ago. International sales, consisting primarily of upholstery fabrics increased $7.6 million from the year-earlier period. International sales accounted for 27% of the company's sales for the third quarter and 25% for the first nine months compared with 22% and 21%, respectively, a year ago.

      Gross Profit and Cost of Sales. Gross profit for the third quarter and first nine months increased both in absolute dollars and as a percentage of net sales. Factors contributing to the higher profitability included the increased absorption of fixed costs as a result of the growth in sales as well as the benefit from the company's ongoing capital investment in equipment designed to lower manufacturing costs and raise productivity. During the first nine months, the company also began to experience a stabilization in the cost of raw materials and, in some instances, has realized lower costs.

      Selling, general and administrative expenses. Selling, general and administrative expenses decreased as a percentage of net sales for the third quarter and increased as a percentage of sales for the first nine months of fiscal 1997. Although the company is continuing to emphasize cost-containment programs, planned increases in expenses related to resources for designing new fabrics and higher selling commissions related to international sales contributed to the higher ratio of SG&A expenses to net sales for the first nine months. The accrual for incentive-based compensation thus far in fiscal 1997 has also been a significant factor behind the increase in these expenses.

      Interest Expense. Net interest expense of $1.2 million for the third quarter was down from $1.3 million in the year-earlier period due to lower average borrowings outstanding.

      Income Taxes. The effective tax rate for the third quarter and first nine months was 37.5%

      Other Expense. Other expense increased $525,000 for the first nine months of fiscal 1997 compared with a year ago, principally due to the non-recurring write-off of certain fixed assets totaling $175,000 and the recognition in the year-earlier period of a gain of $100,000 related to an indemnification for an environmental matter.


Liquidity and Capital Resources

      Liquidity. Cash and cash investments were $406,000 as of January 26, 1997 compared with $498,000 at the end of fiscal 1996. Funded debt (long-term debt, including current maturities, less restricted investments) increased to $80.6 million at the close of the third quarter from $76.8 million at the end of fiscal 1996. As a percentage of total capital (funded debt plus total shareholders' equity), the company's borrowings amounted to 47.4% as of January 26, 1997 compared with 48.5% at the end of fiscal 1996. The company's working capital as of January 26, 1997 was $60.7 million compared with $56.9 million at the close of fiscal 1996.

Cash flow from operations was $19.8 million for the first nine months of fiscal 1997, consisting of $19.0 million from earnings (net income plus depreciation, amortization and deferred income taxes) and $768,000 from changes in working capital. The funds from operations were used principally to fund capital expenditures of $18.6 million.

      Financing Arrangements. The company has an unsecured loan agreement with two banks, which provides for a $31.0 million five-year term loan and a $33.5 million revolving credit agreement, both of which mature on March 1, 2001. As of January 26, 1997, the company had outstanding balances of $60.7 million under the bank facilities and an additional $3.8 million in borrowings available under the revolving credit facility. On December 17, 1996, the company received "best efforts' commitments from its principal bank lenders, Wachovia Bank of North Carolina, N.A. and First Union National Bank of North Carolina to refinance the existing term loan and revolving line of credit with a $125 million syndicated five-year, unsecured, multi-currency credit facility. Although the agent for the lenders, Wachovia Bank of Georgia, N.A., has agreed to use commercially reasonable efforts to complete this refinancing, subject to certain conditions including the completion of satisfactory loan documentation, there can be no assurance that this refinancing will be completed.

The company also has a total of $31.1 million in currently outstanding industrial revenue bonds ("IRBs") which have been used to finance capital expenditures. The IRBs are collateralized by restricted investments of $11.8 million as of January 26, 1997 and letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder. In December 1996, the company borrowed a total of $9.5 million under two IRBs to finance certain capital investments and expects to finance approximately $8.0 million through an additional IRB to fund a new wet-printing facility in Lumberton, North Carolina.

As of January 26, 1997, the company was in compliance with the required financial covenants of its loan agreements.

      Capital Expenditures. The company is continuing a significant program of capital expenditures intended to increase capacity, enhance manufacturing efficiencies through modernization and increase vertical integration. The company expects total capital expenditures for fiscal 1997 will be approximately $31 million and is currently planning to spend approximately $20 million in fiscal 1998. The company believes that cash flows from operations, funds from a recently completed secondary offering and funds available under existing credit facilities and committed IRB financings will be sufficient to fund capital expenditures and working capital requirements during the remainder of fiscal 1997 and for fiscal 1998.

      Stock Offering. On January 30, 1997 the company sold 1.2 million shares in a public offering which provided net proceeds of approximately $16.3 million. The company plans to use the net proceeds on a near-term basis to reduce the outstanding balance of its revolving line of credit.


Inflation

The company experienced generally higher costs of raw materials during fiscal 1996 and fiscal 1995. Other operating expenses, such as labor, utilities and manufacturing supplies, also increased over these periods. Competitive conditions did not allow the company to fully offset the impact of these increases through higher prices, thereby putting pressure on profit margins. The cost of the company's raw materials has stabilized during the first nine months of fiscal 1997, and in some cases, has declined, thereby helping to raise margins. The net impact on margins from changes in the costs of raw materials will continue to be influenced by product mix, other operating costs and competitive conditions.

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

     10(c) Loan Agreement dated January 5, 1990 with the Guilford County Industrial Facilities and Pollution Control Financing Authority, North Carolina, relating to Series 1989 Industrial Revenue Bonds in the principal amount of $4,500,000, and related Letter of Credit and Reimbursement Agreement dated January 5, 1990 with First Union National Bank of North Carolina was filed as Exhibit 10(d) to the company's Form 10-K for the year ended April 19, 1990, filed on July 15, 1990, and is incorporated herein by reference.

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

     10(cc) Loan Agreement between the Alamance County Industrial Facilities and Pollution Control Financing Authority, North Carolina and the company, dated December 1, 1996, relating to Tax Exempt Adjustable Mode Industrial Development Revenue Bonds, (Culp, Inc. Project Series 1996) in the aggregate amount of $6,000,000.

     10(dd) Loan Agreement between Luzerne County, North Carolina and the company, dated as of December 1, 1996, relating to Tax-Exempt Adjustable Mode Industrial Development Revenue Bonds (Culp, Inc. Project) Series 1996 in the aggregate principal amount of $3,500,000.

     10(ee) First Amendment to 1996 Amended and Restated Credit Agreement, dated as of December 1, 1996, by and among the company, First Union National Bank of North Carolina, and Wachovia Bank of North Carolina, N.A

     27         Financial Data Schedule.

(b)  Reports on Form 8-K:

     The following report on Form 8-K was filed during the period covered by this report:

     (1)Form 8-K dated November 6, 1996, included under Item 5, Other Events, disclosure of the company's press release for quarterly earnings and the company's Financial Information Release relating to the financial information for the second quarter ended October 27, 1996.

     (2)Form 8-K/A dated December 19, 1996, included under item 5, Other Events, amending the company's Form 8-K filed November 6, 1996.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CULP, INC.
                                  (Registrant)


Date:   March 11, 1997           By: s/s  Franklin N. Saxon
                                          Franklin N. Saxon
                                          Sr. Vice President and
                                          Chief Financial Officer

                                          (Authorized  to  sign on behalf
                                          of  the  registrant  and also
                                          signing as principal accounting
                                          officer)



Date:   March 11, 1997           By s/s   Stephen T. Hancock
                                          Stephen T. Hancock
                                          General Accounting Manager

                                          (Chief Accounting Officer)