Form 10-K405
period 1997-04-27
CULP INC
filed 1997-07-25
CIK 723603

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended April 27, 1997

                           Commission File No. 0-12781

                                   CULP, INC.
             (Exact name of registrant as specified in its charter)

              NORTH CAROLINA                                  56-1001967
      (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or other organization)                   Identification No.)

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

                       Common Stock, Par Value $.05/Share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. YES X NO ____

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[]

        As of July 8, 1997, 12,643,728 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $165,275,478 based on the closing sales price of such stock as quoted through the New York Stock Exchange Automated Quotation System (NYSE), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
PART II
        Portions of the Company's Annual Report to Shareholders for the fiscal year ended April 27, 1997 are incorporated by reference into Items 5,6,7 and 8.
PART III
        The Company's Proxy Statement dated August 1, 1997 in connection with its Annual Meeting of Shareholders to be held on September 16, 1997 is incorporated by reference into Items 10, 11, 12 and 13.

                        EXHIBITS INDEX BEGINS ON PAGE 26

                                   CULP, INC.
                                FORM 10-K REPORT
                                TABLE OF CONTENTS

Item No.                                                                                                       Page
                                     PART I

1.       Business
              General Development.................................................................................4
              Business ...........................................................................................4
              Business Units .....................................................................................5
              Capital Expenditures................................................................................6
              Industry Segment....................................................................................7
              Industry Overview...................................................................................7
              Products............................................................................................8
              Manufacturing......................................................................................10
              Product Design and Styling.........................................................................11
              Distribution.......................................................................................11
              Sources and Availability of Raw Materials..........................................................12
              Competition........................................................................................12
              Environmental and Other Regulations................................................................12
              Employees..........................................................................................13
              Customers and Sales................................................................................14
              Backlog............................................................................................14

2.       Properties..............................................................................................15

3.       Legal Proceedings.......................................................................................16

4.       Submission of Matters to a Vote of  Security Holders....................................................16


                                     PART II

5.       Market for the Registrant's Common Stock
           and Related Stockholder Matters.......................................................................16

6.       Selected Financial Data.................................................................................16

7.       Management's Discussion and Analysis of
           Financial Condition and Results of Operations.........................................................16

8.       Consolidated Financial Statements and Supplementary Data................................................16

9.       Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure................................................................17







                                    PART III

10.      Directors and Executive Officers of the
           Registrant............................................................................................17

11.      Executive Compensation..................................................................................17

12.      Security Ownership of Certain
           Beneficial Owners and Management......................................................................17

13.        Certain Relationships and Related
           Transactions..........................................................................................17


                                     PART IV

14.      Exhibits, Financial Statement Schedules
           and Reports on Form 8-K...............................................................................18

         Documents filed as part of this report..................................................................18

         Exhibits................................................................................................19

         Reports on Form 8-K.....................................................................................24

         Financial Statement Schedules...........................................................................24

         Signatures .............................................................................................25

                                     PART I

                                ITEM 1. BUSINESS

GENERAL DEVELOPMENT

         THE COMPANY. Culp, Inc. (the Company) manufactures and markets upholstery fabrics and mattress tickings primarily for use in the furniture (residential, commercial and juvenile) and bedding industries on a worldwide basis. The Company's executive offices are located in High Point, North Carolina.. The Company was organized as a North Carolina corporation in 1972.

BUSINESS

         Culp believes it is the largest manufacturer and marketer of furniture upholstery fabrics in the world and is a leading global producer of mattress fabrics (known as mattress ticking). The Company's fabrics are used principally in the production of residential and commercial furniture and bedding products, including sofas, recliners, chairs, loveseats, sectionals, sofa-beds, office seating, panel systems and mattress sets. Culp markets one of the broadest product lines in its industry, with a wide range of fabric constructions, patterns, colors, textures and finishes. This breadth is made possible by Culp's extensive manufacturing capabilities that include a variety of weaving, printing and finishing operations and the ability to produce various yarns and unfinished base fabrics (known as greige goods) used in its products. Culp's staff of over 50 designers uses Computer Aided Design (CAD) systems to develop the Company's own patterns and styles. Culp's product line currently includes more than 2,000 upholstery fabric patterns and 600 mattress ticking styles. Although Culp markets fabrics at most price levels, the Company has emphasized fabrics that have a broad appeal in the "good" and "better" price categories of furniture and bedding.

         Culp markets its products worldwide, with sales to customers in over fifty (50) countries. The Company's international sales have increased from $44.0 million in fiscal 1994 to $101.6 million in fiscal 1997. Although shipments to U.S.-based customers continue to account for most of the Company's sales, Culp's success in building a global presence has led to an increasing proportion of sales to international accounts (25.5% of net sales for fiscal
1997). The Company's network of 30 international sales agents represents Culp's products in major furniture and bedding markets outside the United States.

         Culp has eleven (11) manufacturing facilities, with a combined total of
2.3 million square feet, that are located in North Carolina (5), South Carolina
(2), Pennsylvania (2), Georgia (1) and Quebec, Canada (1). The Company's distribution system is designed to offer customers fast, responsive delivery. Products are shipped directly to customers from the Company's manufacturing facilities, as well as from three regional distribution facilities strategically located in High Point, North Carolina, Los Angeles, California, and Tupelo, Mississippi, which are areas of high concentration of furniture manufacturing. In addition, the Company maintains an inventory of upholstery fabrics at a warehouse facility in Grand Rapids, Michigan to supply large commercial furniture manufacturers in that area.

Culp's position as a leading global marketer of upholstery fabrics and mattress ticking has been achieved through internal expansion and strategic acquisitions. The most recent acquisitions include

Rossville/Chromatex in fiscal 1994 and Rayonese in fiscal 1995. Each of these acquisitions has been successfully integrated into the Company's operations and has contributed to Culp's growth.

BUSINESS UNITS

         Culp's organization encompasses four business units: (i) Culp Textures,
(ii) Rossville/Chromatex, (iii) Velvets/Prints and (iv) Culp Home Fashions. Each of these business units is accorded considerable autonomy and is responsible for designing, manufacturing and marketing its respective product lines. Considerable synergies exist among the business units, including the sharing of common raw materials made internally, such as polypropylene yarns, certain dyed and spun yarns, greige goods and printed heat-transfer paper. Products manufactured at one business unit's facility are commonly transferred to another business unit's facility for additional value-added processing steps. For example, jacquard greige goods manufactured at Rayonese (part of Culp Home Fashions) are shipped to a Velvets/Prints' facility where printed fabrics are produced using various printing and finishing equipment. The following table sets forth certain information for each of the Company's business units



                                                   CULP'S BUSINESS UNITS

MAJOR                                     FISCAL 1997     PERCENT OF FISCAL
PRODUCT CATEGORY      BUSINESS UNIT       NET SALES         1997 SALES     PRODUCT LINES (BASE CLOTH, IF APPLICABLE)
----------------      -------------       ---------         ----------     -----------------------------------------
Upholstery
Fabrics              Culp Textures        $88.2 million     22.1%          Woven jacquards
                                                                           Woven dobbies
                     Rossville/Chromatex  $79.5 million     20.0%          Woven jacquards
                                                                           Woven dobbies
                     Velvets/Prints       $156.5 million    39.2%          Wet prints (flock)
                                                                           Heat-transfer prints (jacquard, flock)
                                                                           Woven velvet
                                                                           Tufted velvets (woven polyester)
===================================================================================================================
Mattress Ticking    Culp Home Fashions    $74.7 million     18.7%          Woven jacquards
                                                                           Heat-transfer  prints (jacquard,
                                                                           knit, sheeting)
                                                                           Pigment prints (jacquard, knit,
                                                                           sheeting, non-woven)
===================================================================================================================

         CULP TEXTURES. Culp Textures manufactures and markets jacquard and dobby woven fabrics used primarily for residential and commercial furniture. Culp Textures' manufacturing facilities are located in Burlington and Graham, North Carolina and Pageland, South Carolina. Culp Textures has become increasingly vertically integrated, complementing its extensive weaving capabilities with the ability to extrude, dye and texturize yarn. Many of the designs marketed by Culp Textures feature intricate, complicated patterns such as floral and abstract designs. Culp Textures accounts for the majority of the Company's sales to the commercial furniture market. The Company maintains an inventory at a third-party warehouse in Grand Rapids, Michigan to supply fabrics marketed by Culp Textures to large commercial furniture manufacturers on a "just in time" basis.

         ROSSVILLE/CHROMATEX. Rossville/Chromatex was acquired in fiscal 1994 and includes manufacturing facilities in Rossville, Georgia and West Hazelton, Pennsylvania. This acquisition expanded the Company's capacity for jacquard and dobby woven fabrics marketed principally for residential furniture. Although Rossville/Chromatex markets fabrics to many of the same customers served by Culp Textures, the patterns produced by Rossville/Chromatex have generally featured more textured and chenille yarns. Rossville/Chromatex has been particularly successful in spinning its own novelty yarns to produce textured fabrics that embody "country" patterns.

         VELVETS/PRINTS. Velvets/Prints, Culp's largest business unit, manufactures and markets a broad range of printed and velvet fabrics. These include wet-printed designs on flock-base fabrics, heat-transfer prints on jacquard and flock-base fabrics, woven velvets and tufted velvets. These fabrics typically offer manufacturers richly colored patterns and textured surfaces. Recent product development improvements in manufacturing processes have significantly enhanced the quality of printed flock fabrics which are principally used for residential furniture. These fabrics are also used for other upholstered products such as baby car seats. These fabrics are manufactured at Burlington, North Carolina and Anderson, South Carolina, and will be manufactured at Lumberton, North Carolina when that facility is operational. A portion of the Company's current capital expenditures are directed toward expanding its capacity for printed fabrics. The Company's new wet-printing facility in Lumberton, North Carolina will produce fabrics to be marketed by the Velvets/Prints business unit. Culp has installed in Burlington the Company's first flock coating line (which produces flock-base or greige goods) to further vertically integrate its production of wet-printed flock fabrics. This operation began production in the fourth quarter of fiscal 1997.

         CULP HOME FASHIONS. Culp Home Fashions principally markets mattress ticking to bedding manufacturers. These fabrics encompass woven jacquard ticking as well as heat-transfer and pigment-printed ticking on a variety of base fabrics, including jacquard, knit, poly/cotton sheeting and non-woven materials. Culp Home Fashions has successfully blended its diverse printing and finishing capabilities with its access to a variety of base fabrics to offer innovative designs to bedding manufacturers for mattress products. Printed jacquard fabrics represent Culp Home Fashions' fastest growing product line, offering customers better values with designs and textures of more expensive fabrics. Jacquard greige goods printed by Culp Home Fashions are provided by the business unit's Rayonese facility and Culp Textures jacquard weaving facility. The expansion of the Rayonese capacity has been an important factor in the ability of this business unit to increase its market share. Moreover, the additional Rayonese capacity has allowed the Company to increase vertical integration by supplying narrow-width jacquard greige goods to the Velvets/Prints business unit for the production of printed jacquard upholstery fabrics. Culp Home Fashions' manufacturing facilities are located in Stokesdale, North Carolina and St. Jerome, Quebec.

CAPITAL EXPENDITURES

         Over the past six fiscal years, the Company has invested over $100 million in capital expenditures to expand its manufacturing capacity, install more efficient production equipment and vertically integrate its operations. These expenditures have included, among other things, the installation of narrow and wide-width weaving machines and additional printing equipment to support the growth in woven and printed upholstery fabrics and mattress ticking. The Company spent approximately $27.0 million in capital expenditures during fiscal 1997. A substantial portion of fiscal 1997's expenditures were targeted to expand the Company's printing capacity to support sales growth in wet-printed flock fabrics and to vertically integrate the production of unprinted flock greige goods. As a result of expenditures to date, the Company believes it has been able to support a substantially higher level of sales, as well as lower its production costs and enhance its overall relative competitive position.

INDUSTRY SEGMENT

         The Company operates in one segment and is principally involved in the designing, manufacturing and marketing of upholstery fabrics and mattress ticking used in the furniture (residential, commercial and juvenile) and bedding industries on a world-wide basis.

INDUSTRY OVERVIEW

         Culp markets products worldwide to manufacturers and distributors that operate in three principal markets and several specialty markets:

         RESIDENTIAL FURNITURE. This market includes upholstered furniture sold to consumers. Products include sofas, recliners, chairs, loveseats, sectionals and sofa-beds.

         COMMERCIAL FURNITURE. This market includes upholstered office seating and panel systems sold primarily to be used in offices and institutional settings.

         BEDDING. This market includes mattresses and box springs.

         SPECIALTY MARKETS. This category represents several other markets, including juvenile furniture (baby car seats and baby items), "top of the bed" (comforters and bedspreads), outdoor furniture, recreational vehicle seating, automotive aftermarket (slip-on seat covers) and retail fabric stores.

         The upholstery fabric manufacturing industry is fragmented. Although several major firms compete in this market, no one firm is dominant. Conversely, the mattress ticking industry is concentrated among relatively few large suppliers. According to Furniture/Today, a leading trade publication, annual sales of upholstery fabrics in the United States for residential applications are approximately $2 billion. A recent survey conducted for Culp by an independent international consulting firm estimated annual sales of upholstery fabrics outside the United States to be more than $4 billion.

         Trends in upholstery fabrics and mattress ticking demand generally parallel trends in demand for consumer purchases of furniture and bedding. Factors influencing consumer purchases of home furnishings include the number of household formations, growth in the general population, the demographic profile of the population, consumer confidence, employment levels, the amount of disposable income, consumer debt levels, housing starts and existing home sales. The long-term trend in U.S. demand for furniture and bedding has been one of moderate growth, although there have been some occasional, temporary periods of modest downturns in sales due principally to changes in economic conditions.

         The Company believes that demographic trends are supporting long-term growth in the U.S. residential furniture and bedding industries. In particular, as "baby boomers" (people born between 1946 and 1964) mature to the 35-to-64 year age group over the next decade, they will be reaching their highest earning power. This age group includes the largest consumers of residential furniture. Furthermore, statistics show that the average size of new homes has increased in recent years, which generally results in increased purchases of furnishings per home.

         There is an established trend toward consolidation in the furniture industry at all levels. Furniture/Today has reported that the ten largest U.S. furniture manufacturers accounted for approximately 38% of the total industry sales in 1996, up from a 23% share eleven years earlier. This trend is likely to continue due to several factors, including the need to invest significant capital to maintain modern manufacturing and distribution facilities and to supply the furniture needs of increasingly large furniture retailers. The Company believes that, as this trend continues, opportunities may increasingly exist for large upholstery fabric manufacturers capable of supplying the product requirements of large furniture manufacturers on a timely basis.

         Although the demand for home furnishings in more developed international geographic regions such as Western Europe is relatively mature, major areas such as Eastern Europe, the Middle East and Asia-Pacific are experiencing significant increases in sales of furniture and home furnishings. Consumers in these areas are attracted to designs that mirror American tastes, and U.S.-based manufacturers such as Culp have been able to capitalize on this preference. Production costs of fabrics involve a relatively low labor component, which provides an advantage for a Company with modern, efficient manufacturing equipment and systems. The large size of the furniture and bedding markets within the United States has led to a fabric manufacturing industry that features ready access to a broad range of raw materials, large manufacturers with lower costs resulting from economies of scale and the ready availability of new designs and patterns. The Company believes that these characteristics enable Culp to compete effectively in international markets.

PRODUCTS

         The Company's products include principally upholstery fabrics and mattress ticking.

         UPHOLSTERY FABRICS. The Company derives the majority of its revenues from the sale of upholstery fabrics primarily to the residential and commercial (contract) furniture markets. Sales of upholstery fabrics were 81% of sales in fiscal 1997, 81% in 1996, and 83% in 1995. The Company has emphasized fabrics and patterns that have broad appeal at promotional to medium prices, generally ranging from $2.25 per yard to $7.00 per yard.

         MATTRESS TICKING. The Company manufactures mattress ticking (fabric used for covering mattresses and box springs) for sale to bedding manufacturers. Sales of mattress ticking constituted 19% of sales in fiscal 1997, 19% in 1996, and 17% in 1995.

         The Company has emphasized fabrics and patterns which have broad appeal at prices generally ranging from $1.20 to $7.00 per yard.

         The Company's upholstery fabrics and mattress ticking can each be broadly grouped under the three main categories of wovens, prints and velvets. The following table indicates the product lines within each of these categories, a brief description of their characteristics and identification of their principal end-use markets.

                             CULP FABRIC CATEGORIES


UPHOLSTERY FABRICS                          CHARACTERISTICS                                  PRINCIPAL MARKETS
WOVENS:
Jacquards                  Elaborate, complex designs such as florals and tapestries in      Residential furniture
                           traditional, transitional and contemporary styles. Woven on       Commerical furniture
                           intricate looms using a wide variety of synthetic and natural yarns.

Dobbies                    Geometric designs such as plaids, stripes and solids              Residential furniture
                           in Residential furniture traditional and country                  Commerical furniture
                           styles. Woven on less complicated Commercial
                           furniture looms using a variety of weaving
                           constructions and primarily synthetic yarns.

PRINTS:
Wet prints                 Contemporary patterns with deep, rich colors on a nylon flock     Residential furniture
                           base fabric for a very soft texture and excellent wearability.    Juvenile furniture
                           Produced by screen printing directly onto the base fabric.

Heat-transfer prints       Sharp, intricate designs on flock or jacquard base fabrics.       Residential furniture
                           Plush feel (flocks), deep colors (jacquards) and excellent        Juvenile furniture
                           wearability. Produced by using heat and pressure to transfer color from printed paper onto base fabric.




VELVETS:
Woven velvets              Basic designs such as plaids and semi-plains in traditional and   Residential furniture
                           contemporary styles with a plush feel. Woven with a short-cut pile using various weaving methods and synthetic yarns.



Tufted velvets             Lower cost production process of velvets in which synthetic       Residential furniture
                           yarns are punched into a base polyester fabric for texture.
                           Similar designs as woven velvets.




MATTRESS TICKING                                   CHARACTERISTICS                           PRINCIPAL MARKETS
WOVENS:

Jacquards                  Florals and other intricate designs. Woven on complex looms       Bedding
                           using a wide variety of synthetic and natural yarns.




PRINTS:
Heat-transfer prints       Sharp, detailed designs. Produced by using heat and pressure to   Bedding
                           transfer color from printed paper onto base fabrics, including woven jacquards, knits and poly/cotton sheetings.


Pigment prints             Variety of designs produced economically by screen printing       Bedding
                           pigments onto a variety of base fabrics, including jacquards, knits, poly/cotton sheeting and non-wovens.


===================================================================================================================

         Although fabrics marketed for upholstery applications and those used for mattress ticking may have similar appearances, mattress ticking must be manufactured on weaving and printing equipment in wider widths to accommodate the physical size of box springs and mattresses. The Company's products include all major types of coverings, except for leather, that manufacturers use today for furniture and bedding. The Company also markets fabrics for certain specialty markets, but these do not currently represent a material portion of the Company's business.

MANUFACTURING

         Substantially all of the upholstery fabric and mattress ticking currently marketed by Culp is produced at the Company's eleven manufacturing facilities. These plants encompass a total of 2.3 million square feet and include yarn extrusion, spinning, dyeing and texturizing equipment, narrow and wide-width jacquard looms, dobby and woven velvet looms, tufting machines, printing equipment for pigment, heat-transfer and wet printing, as well as fabric finishing equipment. Culp is actively pursuing ISO certification for its manufacturing facilities. ISO certification is an international recognition of a Company's ability to deliver high quality products and services. Culp's facilities at Stokesdale, North Carolina, which produces mattress ticking, and at Anderson, South Carolina, which produces woven velvet upholstery fabric, were awarded ISO-9002 certification during fiscal 1997. Additionally, the Company's facility at Pageland, South Carolina, which produces jacquard and dobby upholstery fabric, was awarded ISO-9002 certification in fiscal 1998 prior to the filing of this report. The Company expects to complete the ISO certification process at additional facilities in the near future.

         The Company's woven fabrics are made from various types of synthetic and natural yarn, such as polypropylene, polyester, acrylic, rayon, nylon or cotton. The Company currently extrudes and spins a portion of its own needs for yarn and purchases the remainder from outside suppliers. Although the Company believes it will to continue to rely on suppliers for the majority of its yarn requirements, the percentage of internally generated yarn is expected to increase as additional extrusion equipment for polypropylene yarn is added over the next two years. Yarn is woven into various fabrics on jacquard, dobby or velvet weaving equipment. Once the weaving is completed, the fabric can be printed or finished using a variety of processes. Culp purchases a significant amount of greige goods (unfinished, uncolored base fabrics) from other suppliers to be printed at the Company's plants, but has increased its internal production capability for jacquard greige goods. The acquisition of Rayonese in fiscal 1995 increased the Company's capacity to produce its own jacquard greige goods. Culp has installed additional airjet weaving machines at Rayonese to significantly increase its capacity for jacquard greige goods.

         During the fourth quarter of fiscal 1997, the Company installed its first flock coating line to produce flock greige goods to be used primarily as the base cloth for wet and heat-transfer-printed flock products. Flock fabrics are produced by the application of very short nylon fibers onto a poly/cotton woven base fabric to create a velvet effect. During the flock coating process, the fibers are bonded onto the base fabric with an adhesive substance by utilizing an electrostatic charging procedure which causes the fibers to vertically align with the base fabric.

         Tufted velvet fabrics are produced by tufting machines which insert an acrylic or polypropylene yarn through a polyester woven base fabric creating loop pile surface material which is then sheared to create a velvet surface. Tufted velvet fabrics are typically lower-cost fabrics utilized in the Company's lower-priced product mix.

         The Company's printing operations include pigment and heat-transfer methods, as well as wet printing. The Company also produces its own printed heat-transfer paper, another component of vertical integration. Wet printing is the most recent addition to the Company's printing capabilities, and the Company purchased a plant in Lumberton, North Carolina in January 1997 to approximately double its wet-printing capacity.

PRODUCT DESIGN AND STYLING

         Although design trends within the Company's markets are generally not subject to radical change, the introduction of new fabrics and designs is an important aspect of Culp's service to its customers. Accordingly, Culp's success is largely dependent on the Company's ability to market fabrics with appealing designs and patterns. Culp has a staff of over 50 designers involved in the design and development of new patterns and styles, including designers with experience in designing products for specific international markets. Culp uses CAD systems in the development of new fabrics which assists the Company in providing a very flexible design program. These systems have enabled the Company's designers to experiment with new ideas and involve customers more actively in the process. The use of CAD systems also has supported the Company's emphasis on integrating manufacturing considerations into the early phase of a new design. The completion of a new design center in fiscal 1998 will enable most of the Company's designers to be located in the same facility to facilitate the sharing of design ideas and CAD and other technologies. The new design center should enhance the Company's merchandising and marketing efforts by providing an environment in which customers can be shown new products as well as participate in product development initiatives.

         The process of developing new designs involves maintaining an awareness of broad fashion and color trends both in the United States and internationally. These concepts are blended with input from the Company's customers to develop new fabric designs and styles. Most of these designs are introduced by Culp at major trade conferences that occur twice a year in the United States (January and July) and annually in several major international markets.

DISTRIBUTION

         The majority of the Company's products are shipped directly from its manufacturing facilities. This "direct ship" program is primarily utilized by large manufacturers. Generally, small and medium-size residential furniture manufacturers use one of the Company's three regional distribution facilities which have been strategically positioned in areas which have a high concentration of residential furniture manufacturers - High Point, North Carolina, Los Angeles, California and Tupelo, Mississippi. In addition, the Company maintains an inventory of upholstery fabric at a warehouse in Grand Rapids, Michigan to supply large commercial furniture manufacturers in that area on a "just in time" basis. The Company closely monitors demand in each distribution territory to decide which patterns and styles to hold in inventory. These products are available on demand by customers and are usually shipped within 48 hours of receipt of an order. Substantially all of the Company's shipments of mattress ticking are made from its manufacturing facilities in Stokesdale, North Carolina and St.
Jerome, Quebec, Canada.

         In international markets, Culp sells primarily to distributors that maintain inventories of upholstery fabrics for resale to furniture manufacturers. The Company plans to explore the establishment of distribution facilities in certain areas outside the United States to support increasing international sales. SOURCES AND AVAILABILITY OF RAW MATERIALS

         Raw materials account for more than half of the Company's total production costs. The Company purchases various types of synthetic and natural yarns (polypropylene, polyester, acrylic, nylon, rayon and cotton), various types of greige goods (poly/cotton wovens and flocks, polyester wovens, poly/rayon and poly/cotton jacquard wovens, polyester knits, poly/cotton sheeting and non-wovens), polypropylene resins, nylon flock fibers, rayon staple, latex adhesives, dyes and chemicals from a variety of suppliers. The Company has made a significant investment in becoming more vertically integrated and producing more of its jacquard greige goods, polypropylene yarns, package dyed yarns and printed heat-transfer paper internally. As a result, a larger portion of its raw materials are comprised of more basic commodities such as rayon staple, undyed yarns, polypropylene resin chips, certain polyester warp yarns, unprinted heat-transfer paper and unflocked poly/cotton base fabric. Most of the Company's raw materials are available from more than one primary source, and prices of such materials fluctuate depending upon current supply and demand conditions and the general rate of inflation. Many of the Company's basic raw materials are petrochemical products or are produced from such products, and therefore the Company's raw material costs are particularly sensitive to changes in petrochemical prices. Generally, the Company has not had significant difficulty in obtaining raw materials.

         The Company currently relies on one supplier for most of its flock greige goods. Due to the limited supply of flock greige goods, there can be no assurance that the Company will be able to obtain sufficient quantities of flock greige goods at economical prices if its existing supply is interrupted. In addition, although the Company began operating its own flock coating manufacturing line to produce flock greige goods during the fourth quarter of fiscal 1997, the manufacturing process for this fabric differs substantially from the weaving and other processes used in producing the Company's other fabrics. Accordingly, unforeseen technological difficulties or other matters could materially delay the Company's production of flock greige goods.

COMPETITION

         The Company believes its principal upholstery fabrics competitors are the Burlington House Fabrics division of Burlington Industries, Inc., Joan Fabrics Corporation, Malden Mills, Inc., the Mastercraft division of Collins & Aikman Company, Microfibres, Inc., and Quaker Fabric Corporation. Conversely, the mattress ticking market is concentrated in a few relatively large suppliers. The Company believes its principal mattress ticking competitors are Bekaert Textiles B.V., Blumenthal Print Works, Inc., Burlington House Fabrics division of Burlington Industries, Inc. and Tietex, Inc. Although the Company believes it is the largest supplier of furniture upholstery fabrics and a leading supplier of mattress ticking to the bedding industry, some of the Company's competitors are larger overall and have greater financial resources than the Company. Competition for the Company's products is based primarily on price, design, quality, timing of delivery and service.

ENVIRONMENTAL AND OTHER REGULATIONS

         The Company is subject to various federal and state laws and regulations, including the Occupational Safety and Health Act and federal and state environmental laws, as well as similar laws governing its Rayonese facility in Canada. The Company periodically reviews its compliance with such laws and regulations in an attempt to minimize the risk of material violations.

         The Company's operations involve a variety of materials and processes that are subject to environmental regulation. Under current law, environmental liability can arise from previously owned properties, leased properties and properties owned by third parties, as well as from properties currently owned and leased by the Company. Environmental liabilities can also be asserted by adjacent landowners or other third parties in toxic tort litigation.

          In addition, under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), and analogous state statutes, liability can be imposed for the disposal of waste at sites targeted for cleanup by federal and state regulatory authorities. Liability under CERCLA is strict as well as joint and several. The Company has accrued reserves for environmental matters based on information presently available. Based on this information and the Company's established reserves, the Company does not believe that environmental matters will have a material adverse effect on either the Company's financial condition or results of operations. However, there can be no assurance that the costs associated with environmental matters will not increase in the future.

         In its pre-acquisition examination of its new Lumberton facility, the Company discovered certain chlorinated solvents in the soil and groundwater which are believed to have originated from an adjacent property. The Company and the then owner of the Lumberton facility agreed to exclude the area of the property known to be affected from the property that the Company acquired. The Company has not been and believes that it will not be deemed a responsible party with respect to such known contamination and accordingly that such contamination will not have a material adverse effect on the Company's operations or financial condition, although there can be no assurance that other portions of the Lumberton property may not become affected in the future or that other environmental issues may not arise.

         In 1992, the Company discovered soil and groundwater contamination at its Stokesdale, North Carolina facility, which had been purchased in 1986 pursuant to an agreement in which the seller of the facility indemnified the Company against environmental contamination on the property. The Company has taken action to remediate the contamination of this facility and reached a monetary settlement in 1995 with the former owner of the property under the former owner's indemnification obligations to the Company. In addition, the United States Environmental Protection Agency has obtained a judgment against the owner and lessor of the Company's plant in West Hazelton, Pennsylvania relating to remediation of soil and groundwater contamination at the West Hazelton facility. No claim has been asserted against the Company in connection with the judgment or the contamination at the West Hazelton facility, and the Company is fully indemnified against any such claims by the owner of that facility and the related corporation from which the Company purchased the assets located at the facility.

EMPLOYEES

         As of April 27, 1997, the Company had 3,146 employees. All of the hourly employees at the Company's facility in West Hazelton, Pennsylvania and all of the hourly employees at the Rayonese facility in Canada (approximately 15% of the Company's workforce) are represented by a union. The collective bargaining agreement with respect to the hourly employees at the Pennsylvania plant expires in 1999. Additionally, the collective bargaining agreement with respect to the Rayonese hourly employees expires in

1999. The Company is not aware of any efforts to organize any more of its employees and believes its relations with its employees are good.

CUSTOMERS AND SALES

         Culp's size, broad product line, diverse manufacturing base and effective distribution system enable it to market products to over 2,000 customers. Major customers are leading manufacturers of upholstered furniture, including Bassett, Furniture Brands International (Broyhill, Thomasville and
Lane), Lifestyles International (Berkline, Universal, Benchcraft, Drexel, Henredon and others), Flexsteel, La-Z-Boy and LADD (Clayton Marcus, Barclay, Pennsylvania House and American Drew). Representative customers for the Company's fabrics for commercial furniture include Herman Miller, HON Industries and Steelcase. In the mattress ticking area, Culp's customer base includes leading bedding manufacturers such as Sealy, Serta, Simmons and Spring Air. Culp's customers also include many small and medium-size furniture and bedding manufacturers. In international markets, Culp sells upholstery fabrics primarily to distributors that maintain inventories for resale to furniture manufacturers.

         The following table sets forth the Company's net sales by geographic area by amount and percentage of total net sales for the three most recent fiscal years.



                          NET SALES BY GEOGRAPHIC AREA
                             (dollars in thousands)

                                    FISCAL 1997            FISCAL 1996             FISCAL 1995
                                    -----------            -----------            ------------

United States..................$297,308       74.5%      $274,270    78.0%       $250,055    81.2%
                               --------       -----      --------    -----       --------    -----
North America (excluding
U.S.)..........................   27,479       6.9         23,528     6.7          16,707     5.4
Europe.........................   25,245       6.3         18,927     5.4          19,177     6.2
Middle East....................   23,505       5.9         15,609     4.4           6,081     2.0
Asia and Pacific Rim...........   19,646       4.9         12,124     3.4           8,969     2.9
South America..................    2,604       0.7          2,753     0.8           3,749     1.2
All other areas................    3,092       0.8          4,456     1.3           3,288     1.1
                                   ------   --------       ------     ---           -----     ---

Subtotal.......................  101,571      25.5         77,397    22.0          57,971    18.8
                                 -------    -------        ------    ----          ------    ----

Total..........................$398,879      100.0%     $351,667    100.0%      $308,026    100.0%
                               ========  ===========    ========    ======      ========    ======



BACKLOG

         Because a large portion of the Company's customers have an opportunity to cancel orders, it is difficult to predict the amount of the backlog that is "firm." Many customers may cancel orders before goods are placed into production, and some may cancel at a later time. In addition, the Company markets a significant portion of its sales through its Regional Warehouse System from in-stock order positions. On April 27, 1997, the portion of the backlog with confirmed shipping dates prior to June 2, 1997 was $30.3 million, and on April 28, 1996, the portion of the backlog with confirmed shipping dates prior to June 3, 1996 was $34.5 million.

                               ITEM 2. PROPERTIES

         The Company's headquarters are located in High Point, North Carolina, and the Company currently operates eleven (11) manufacturing facilities and three (3) regional distribution facilities. The Company has an agreement to warehouse inventory at a regional distribution facility in Grand Rapids, Michigan operated by a third party. The following is a summary of the Company's principal administrative, manufacturing and distribution facilities. The manufacturing facilities are organized by business unit.



                                                                                     APPROX.
                                                                                    TOTAL AREA      EXPIRATION
LOCATION                                     PRINCIPAL USE                          (SQ. FT.)        OF LEASE (1)
--------                                     -------------                           --------        ------------
o    HEADQUARTERS AND DISTRIBUTIONS
        CENTERS:
     High Point, North Carolina              Corporate headquarters                    33,000             2015
     High Point, North Carolina              Regional distribution                     65,000             2008
     Los Angeles, California (3)             Regional distribution                     45,000             1997
     Tupelo, Mississippi                     Regional distribution                     35,000             2002
o    CULP TEXTURES:
     Graham, North Carolina (2)              Manufacturing                            341,000             N/A
     Burlington, North Carolina (2)          Manufacturing and distribution           302,000             N/A
     Pageland, South Carolina (2)            Manufacturing                             96,000             N/A
o    ROSSVILLE/CHROMATEX:
     Rossville, Georgia (4)                  Manufacturing and distribution           396,000             1998
     West Hazelton, Pennsylvania             Manufacturing                            110,000             2013
     West Hazelton, Pennsylvania             Manufacturing and distribution           100,000             2008
o    VELVETS/PRINTS:
     Burlington, North Carolina              Manufacturing and distribution           275,000             2021
     Lumberton, North Carolina (2)           Manufacturing                            107,000             N/A
     Anderson, South Carolina (2)            Manufacturing                             99,000             N/A
o    CULP HOME FASHIONS:
     Stokesdale, North Carolina (2)          Manufacturing and distribution           140,000             N/A
     St. Jerome, Quebec, Canada (2)          Manufacturing and distribution           202,000             N/A
                                    -------------------------------------------

(1)   Includes all options to renew

(2)   Owned by the Company

(3) The Company has a lease which expires in 2007 (including all options to renew) for a 35,000 square foot building in Los Angeles, California, and will be used as a regional distribution facility.

(4) The Company has a lease which expires in 2018 (including all options to renew) for a 290,000 square foot facility in Chattanooga, Tennessee and will be used as a manufacturing and distribution facility.

                            ITEM 3. LEGAL PROCEEDINGS

                  There are no legal proceedings to which the Company, or its subsidiaries, is a party or of which any of their property is the subject that are required to be disclosed under this item.


                       ITEM 4. SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

                  There were no matters submitted to a vote of shareholders during the fourth quarter ended April 27, 1997.

                                     PART II

                   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON
                      STOCK AND RELATED STOCKHOLDER MATTERS

                  Information with respect to the market for the Company's common stock and related shareholder matters is included in the Company's Annual Report to Shareholders for the year ended April 27, 1997, in the Consolidated Statements of Shareholders' Equity (dividend information), in the Selected Quarterly Data under the caption "Stock Data," in the Selected Annual Data under the caption "Stock Data," in the Corporate Directory, under the caption "Stock Listing" on the back cover page, which information is herein incorporated by reference.

                         ITEM 6. SELECTED FINANCIAL DATA

                  This information is included in the Company's above referenced Annual Report to Shareholders, under the caption "Selected Annual Data," and is herein incorporated by reference.

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Management's Discussion and Analysis of Financial Condition and Results of Operations is included in the Company's above referenced Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is herein incorporated by reference.

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

         EXCEPT FOR SUCH PORTIONS OF THE COMPANY'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED APRIL 27, 1997 THAT ARE EXPRESSLY INCORPORATED BY REFERENCE INTO THIS REPORT, SUCH REPORT IS NOT TO BE DEEMED FILED AS PART OF THIS FILING.

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  During the two years ended April 27, 1997 and any subsequent interim periods, there were no changes of accountants and/or disagreements on any matters of accounting principles or practices or financial statement disclosures.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Information with respect to executive officers and directors of the Company is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities and Exchange Commission, under the caption "Nominees, Directors and Executive Officers" and "Reports Of Securities Ownership," which information is herein incorporated by reference.


                         ITEM 11. EXECUTIVE COMPENSATION

                  Information with respect to executive compensation is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities and Exchange Commission, under the caption "Executive Compensation," which information is herein incorporated by reference.


                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

                  Information with respect to the security ownership of certain beneficial owners and management is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities and Exchange Commission, under the caption "Voting Securities," which information is herein incorporated by reference.


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Information with respect to certain relationships and related transactions is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities and Exchange Commission, under the subcaption "Certain Relationships and Related Transactions," which information is herein incorporated by reference.

                                     PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

A)       DOCUMENTS FILED AS PART OF THIS REPORT:

         1.       CONSOLIDATED FINANCIAL STATEMENTS

                  The following consolidated financial statements of Culp, Inc. and subsidiary from the Company's Annual Report to Shareholders for the year ended April 27, 1997, are incorporated by reference into this report.




                                                                                          Page of Annual
                                                                                             Report to
                                                                                           Shareholders
Item                                                                                      [Exhibit 13(a)]

Consolidated Balance sheets - April 27, 1997 and...............................................12
  April 28, 1996

Consolidated Statements of Income -
  for the years ended April 27, 1997,
  April 28, 1996 and April 30, 1995............................................................13

Consolidated Statements of Shareholders' Equity -
  for the years ended April 27, 1997,
  April 28, 1996 and April 30, 1995............................................................14

Consolidated Statements of Cash Flows -
  for the years ended April 27, 1997,
  April 28, 1996 and April 30, 1995............................................................15

Consolidated Notes to Financial Statements.....................................................16

Report of Independent Auditors ................................................................24


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

        10(a) Loan Agreement dated December 1, 1988 with Chesterfield County, South Carolina relating to Series 1988 Industrial Revenue Bonds in the principal amount of $3,377,000 was filed as Exhibit 10(n) to the Company's Form 10-K for the year ended April 29, 1989, and is incorporated herein by reference.

        10(b) Loan Agreement dated November 1, 1988 with the Alamance County Industrial Facilities and Pollution Control Financing Authority relating to Series A and B Industrial Revenue Refunding Bonds in the principal amount of $7,900,000, was filed as exhibit 10(o) to the Company's Form 10-K for the year ended April 29, 1990, and is incorporated herein by reference.

        10(c) Loan Agreement dated January, 1990 with the Guilford County Industrial Facilities and Pollution Control Financing Authority, North Carolina, relating to Series 1989 Industrial Revenue Bonds in the principal amount of $4,500,000, was filed as Exhibit 10(d) to the Company's Form 10-K for the year ended April 19, 1990, filed on July 15, 1990, and is incorporated herein by reference.

        10(d) Loan Agreement dated as of December 1, 1993 between Anderson County, South Carolina and the Company relating to $6,580,000 Anderson County, South Carolina Industrial Revenue Bonds (Culp, Inc. Project) Series 1993, was filed as Exhibit 10(o) to the Company's Form 10-Q for the quarter ended January 30, 1994, filed March 16, 1994, and is incorporated herein by reference.

        10(e) Severance Protection Agreement, dated September 21, 1989, was filed as Exhibit 10(f) to the Company's Form 10-K for the year ended April 29, 1990, filed on July 25 1990, and is incorporated herein by reference. (*)

        10(f) Lease Agreement, dated January 19, 1990, with Phillips Interests, Inc. was filed as Exhibit 10(g) to the Company's Form 10-K for the year ended April 29, 1990, filed on July 25, 1990, and is incorporated herein by reference.

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

        10(r) Interest Rate Swap Agreement between Company and First Union National Bank of North Carolina dated April 17, 1995, was filed as Exhibit 10(aa) to the Company's Form 10-K for the year ended April 28, 1996, filed on July 26, 1995, and is incorporated herein by reference.

        10(s) Performance-Based Stock Option Plan, dated June 21, 1994, was filed as Exhibit 10(bb) to the Company's Form 10-K for the year ended April 28, 1996, filed on July 26, 1995, and is incorporated herein by reference. (*)

        10(t) Interest Rate Swap Agreement between Company and First Union National Bank of North Carolina, dated May 31, 1995 was filed as exhibit 10(w) to the Company's Form 10-Q for the quarter ended July 30, 1995, filed on September 12, 1995, and is incorporated herein by reference.

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

        10(aa) Loan Agreement between Chesterfield County, South Carolina and the Company dated as of April 1, 1996 relating to Tax Exempt Adjustable Mode Industrial Development Bonds (Culp, Inc. Project) Series 1996 in the aggregate principal amount of $6,000,000 was filed as
                       Exhibit 10(aa) to the Company's Form 10-K for the year ended April 28, 1996, and is incorporated herein by reference.

        10(bb) Loan Agreement between the Alamance County Industrial Facilities and Pollution Control Financing Authority, North Carolina and the Company, dated December 1, 1996, relating to Tax Exempt Adjustable Mode Industrial Development Revenue Bonds, (Culp, Inc. Project Series
                       1996) in the aggregate amount of $6,000,000 was filed as
                       Exhibit 10(cc) to the Company's Form 10-Q for the quarter ended January 26, 1997, and is incorporated herein by reference.

        10(cc) Loan Agreement between Luzerne County, Pennsylvania and the Company, dated as of December 1, 1996, relating to Tax-Exempt Adjustable Mode Industrial Development Revenue Bonds (Culp, Inc. Project) Series 1996 in the aggregate principal amount of $3,500,000 was filed as Exhibit 10(dd) to the Company's Form 10-Q for the quarter ended January 26, 1997, and is incorporated herein by reference.

        10(dd) Second Amendment to Lease Agreement between Chromatex Properties, Inc. and the Company, dated April 17, 1997.

        10(ee) Lease Agreement between Joseph E. Proctor (doing business as JEPCO) and the Company, dated April 21, 1997.

        10(ff) $125,000,000 Revolving Loan Facility dated April 23, 1997 by and among the Company and Wachovia Bank of Georgia, N.A., as agent, and First Union National Bank of North Carolina, as documentation agent.

        10(gg) Revolving Line of Credit for $4,000,000 dated April 23, 1997 by and between the Company and Wachovia Bank of North Carolina, N.A.

        10(hh)         Reimbursement and Security Agreement between Culp, Inc.
                       and Wachovia Bank of North Carolina, N.A., dated as of April 1, 1997, relating to $3,337,000 Principal Amount, Chesterfield County, South Carolina Industrial Revenue Bonds (Culp, Inc. Project) Series 1988.

                       Additionally, there are Reimbursement and Security Agreements between Culp, Inc. and Wachovia Bank of North Carolina, N.A., dated as of April 1, 1997 in the following amounts and with the following facilities:

                       $7,900,000 Principal Amount, Alamance County Industrial Facilities and Pollution Control Financing Authority Industrial Revenue Refunding Bonds (Culp, Inc. Project) Series A and B.

                       $4,500,000 Principal Amount, Guilford County Industrial Facilities and Pollution Control Financing Authority Industrial Development Revenue Bonds (Culp, Inc. Project) Series 1989.

                       $6,580,000 Principal Amount, Anderson County South Carolina Industrial Revenue Bonds (Culp, Inc. Project) Series 1993.

                       $6,000,000 Principal Amount, Chesterfield County, South Carolina Tax-Exempt Adjustable Mode Industrial Development Revenue Bonds (Culp, Inc. Project) Series 1996.

                       $6,000,000 Principal Amount, The Alamance County Industrial Facilities and Pollution Control Financing Authority Tax-exempt Adjustable Mode Industrial Development Revenue Bonds (Culp, Inc. Project) Series 1996.

                       $3,500,000 Principal Amount, Luzerne County Industrial Development Authority Tax-Exempt Adjustable Mode Industrial Development Revenue Bonds (Culp, Inc. Project) Series 1996.

        13(a) Copy of the Company's 1997 Annual Report to Shareholders, for the year ended April 27, 1997, furnished for information only except with respect to those portions incorporated by reference into this report.

        22             List of subsidiaries of the Company.

        24(a) Consent of Independent Public Auditors in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 33-13310, 33-37027, 33-80206, 33-62843, and
                       333-27519), dated March 20, 1987, September 18, 1990,
                       June 13, 1994, September 22, 1995, and May 21, 1997.

        25(a)          Power of Attorney of Harry R. Culp, dated June 2, 1997

        25(b)          Power of Attorney of Howard L. Dunn, Jr., dated June 20,
                       1997

        25(c)          Power of Attorney of Baxter P. Freeze., dated June 3,
                       1997

        25(d)          Power of Attorney of Earl M. Honeycutt, dated June 2,
                       1997.

        25(e)          Power of Attorney of Patrick H. Norton, dated June 16,
                       1997.

        25(f)          Power of Attorney of Earl N. Phillips, Jr., dated June 1,
                       1997

        25(g)          Power of Attorney of Bland W. Worley., dated June 4,
                       1997.

        27             Financial Data Schedule

B)       REPORTS ON FORM 8-K:

         The Company filed the following report on Form 8-K during the quarter ended April 27, 1997:

         (1) Form 8-K dated February 4, 1997, included under Item 5, Other Events, included the Company's press release for quarterly earnings and the Financial
              Information Release relating to certain financial information for the quarter ended January 26, 1997.

C)       EXHIBITS:

         The exhibits to this Form 10-K are filed at the end of this Form 10-K immediately preceded by an index. A list of the exhibits begins on page 28 under the subheading "Exhibits Index".

D)       FINANCIAL STATEMENT SCHEDULES:

         See Item 14(a) (2)

                                   SIGNATURES

                         Pursuant to the requirements of Section 13 of the
Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of July, 1997.

                                  CULP, INC.
                                  By /s/  Robert G. Culp, III
                                          Robert G. Culp, III
                                          (Chairman and Chief Executive Officer)

                                  By: /s/ Franklin N. Saxon
                                          Franklin N. Saxon
                                          (Sr. Vice President and Chief
                                          Financial and Accounting Officer)

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the
-------------------------.

/s/      Robert G. Culp, III                         /s/      Franklin N. Saxon
         Robert G. Culp, III                                  Franklin N. Saxon
         (Chairman of the                                     (Director)
          Board of Directors)

/s/      Earl N. Phillips, Jr.*                      /s/      Harry R. Culp *
         Earl N. Phillips, Jr.                                Harry R. Culp
            (Director)                                          (Director)

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

/s/      Patrick H. Norton*
         Patrick H. Norton
            (Director)

* By Franklin N. Saxon, Attorney-in-Fact, pursuant to Powers of Attorney filed with the Securities and Exchange Commission.

                                 EXHIBITS INDEX


EXHIBIT NO.           EXHIBIT


10(dd)                 Second  Amendment to Lease Agreement  between  Chromatex  Properties,  Inc. and the
                        Company, dated April 17, 1997.

10(ee)                 Lease  Agreement  between  Joseph E.  Proctor  (doing  business  as JEPCO)  and the
                        Company, dated  April 21, 1997.

10(ff)                 $125,000,000  Revolving  Loan  Facility  dated  April  23,  1997 by and  among  the
                        Company and Wachovia  Bank of Georgia,  N.A., as agent,  and First Union  National
                        Bank of North Carolina, as documentation agent.

10(gg)                 Revolving  Line of Credit for  $4,000,000  dated  April 23, 1997 by and between the
                       Company and Wachovia Bank of North Carolina, N.A.

10(hh)                 Reimbursement and Security Agreement between Culp, Inc. and Wachovia Bank of North
                       Carolina, N.A., dated as of April 1, 1997, relating to $3,337,000 Principal Amount,
                       Chesterfield County, South Carolina Industrial Revenue Bonds (Culp, Inc. Project)
                       Series 1988.

                       Additionally, there are Reimbursement and Security Agreements between Culp, Inc. and
                       Wachovia Bank of North Carolina, N.A., dated as of April 1, 1997 in the following amounts and with the following facilities:

                       $7,900,000 Principal Amount, Alamance County Industrial Facilities and Pollution
                       Control Financing Authority Industrial Revenue Refunding Bonds (Culp, Inc. Project)
                       Series A and B.

                       $4,500,000 Principal Amount, Guilford County Industrial Facilities and Pollution
                       Control Financing Authority Industrial Development Revenue Bonds (Culp, Inc.
                       Project) Series 1989.

                       $6,580,000 Principal Amount, Anderson County South Carolina Industrial Revenue Bonds
                       (Culp, Inc. Project) Series 1993.

                       $6,000,000 Principal Amount, Chesterfield County, South Carolina Tax-Exempt
                       Adjustable Mode Industrial Development Revenue Bonds (Culp, Inc. Project) Series
                       1996.

                       $6,000,000 Principal Amount, The Alamance County Industrial Facilities and Pollution
                       Control Financing Authority Tax-exempt Adjustable Mode Industrial Development
                       Revenue Bonds (Culp, Inc. Project) Series 1996.

                       $3,500,000 Principal Amount, Luzerne County Industrial Development Authority
                       Tax-Exempt Adjustable Mode Industrial Development Revenue Bonds (Culp, Inc. Project)
                       Series 1996.

     13(a)             Copy of the Company's 1997 Annual Report to Shareholders, for the year ended April
                       27, 1997, furnished for information only except with respect to those portions incorporated by reference into this report.

     22                List of subsidiaries of the Company.

     24(a)             Consent of Independent Public Auditors in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 33-13310, 33-37027, 33-80206,
                       33-62843, and 333-27519), dated March 20, 1987, September 18, 1990, June 13, 1994,
                       September 22, 1995, and May 21, 1997.


     25(a)             Power of Attorney of Harry R. Culp, dated June 2, 1997

     25(b)             Power of Attorney of Howard L. Dunn, Jr. dated June 20, 1997.

     25(c)             Power of Attorney of Baxter P. Freeze., dated June 3, 1997

     25(d)             Power of Attorney of Earl M. Honeycutt, dated June 3, 1997.

     25(e)             Power of Attorney of Patrick H. Norton, dated June 2, 1997.

     25(f)             Power of Attorney of Earl N. Phillips, Jr., dated June 1, 1997

     25(g)             Power of Attorney of Bland W. Worley, dated June 4, 1997.