Form 10-Q
period 1997-08-03
CULP INC
filed 1997-09-18
CIK 723603

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended August 3, 1997

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

                                YES X    NO



           Common shares outstanding at August 3, 1997:  12,649,128
                                Par Value: $.05

                           INDEX TO FORM 10-Q
                                August 3, 1997

Part I -  Financial Information.
Page
-------------------------------------------------

Item 1.    Consolidated Financial Statements:

Statements of Income--Three Months Ended                               I-1
     August 3, 1997 and July 28, 1996

Balance Sheets--August 3, 1997, July 28, 1996 and April 27, 1997       I-2

Statements of Cash Flows---Three Months                                I-3
ended August 3, 1997 and July 28, 1996

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


Part II - Other Information
-------------------------------------

Item 6.   Exhibits and Reports on Form 8-K                        II-1-II-6


Signatures                                                            11-7




                                  CULP, INC.
                         CONSOLIDATED INCOME STATEMENTS
         FOR THE THREE MONTHS ENDED AUGUST 3, 1997 AND JULY 28, 1996

              (Amounts in Thousands, Except for Per Share Data)

                         THREE MONTHS ENDED (UNAUDITED)

                                  Amounts                       Percent of Sales
                                August 3,   July 28,   % Over
                                   1997      1996     (Under)    1997     1996
                                   ----      ----     -------    ----     ----

Net sales                     $   99,498    90,529     9.9 %    100.0 %  100.0 %
Cost of sales                     82,765    74,609    10.9 %     83.2 %   82.4 %
Gross profit ..............       16,733    15,920     5.1 %     16.8 %   17.6 %

Selling, general and
  administrative expenses         10,916    10,864     0.5 %     11.0 %   12.0 %
        Income from operations     5,817     5,056    15.1 %      5.8 %    5.6 %

Interest expense                   1,280     1,182     8.3 %      1.3 %    1.3 %
Interest income                      (90)      (57)     ** %     (0.1)%   (0.1)%
Other expense (income), net          242       395   (38.7)%      0.2 %    0.4 %
        Income before income taxes 4,385     3,536    24.0 %      4.4 %    3.9 %

Income taxes  *                    1,535     1,326    15.8 %     35.0 %   37.5 %
                                   -----     -----    ------     ------   ------
        Net income             $   2,850     2,210    29.0 %      2.9 %    2.4 %
                                  ======     =====    ======     ======   ======

Average shares outstanding        12,631    11,297    11.8 %
Net income per share               $0.23     $0.20    15.0 %
Dividends per share              $0.0350   $0.0325     7.7 %



 * Percent of sales column is calculated as a % of income before income taxes. ** Measurement is not meaningful.

                                   CULP, INC.
                          CONSOLIDATED BALANCE SHEETS
                AUGUST 3, 1997, JULY 28, 1996 AND APRIL 27, 1997
                                   Unaudited
                             (Amounts in Thousands)

                                                 Amounts           Increase
                                                August 3,  July 28,    (Decrease)         April 28, * April 27,"
                                                   1997      1996    Dollars  Percent       1996       1997

Current assets
        Cash and cash investments   $             1,843      1,709       134     7.8 %         498        830
        Accounts receivable                      54,086     42,262    11,824    28.0 %      52,038     56,691
        Inventories                              60,715     51,676     9,039    17.5 %      47,395     53,463
        Other current assets                      6,126      3,911     2,215    56.6 %       4,167      5,450
                Total current assets            122,770     99,558    23,212    23.3 %     104,098    116,434

Restricted investments                            8,186      5,244     2,942    56.1 %       5,274     11,018
Property, plant & equipment, net                 97,128     78,292    18,836    24.1 %      76,961     91,231
Goodwill                                         22,111     22,720      (609)   (2.7)%      22,871     22,262
Other assets                                      3,124      2,469       655    26.5 %       2,440      3,007
                                                  -----      -----       ---    ------       -----      -----

                Total assets                 $  253,319    208,283    45,036    21.6 %     211,644    243,952
                                             ==========    =======    ======    ====       =======    =======



Current Liabilities
        Current maturities of long-term debt $      100      7,100    (7,000)  (98.6)%       7,100       100
        Accounts payable                         20,154     24,233    (4,079)  (16.8)%      27,308    29,903
        Accrued expenses                         11,972     13,295    (1,323)  (10.0)%      12,564    15,074
        Income taxes payable                      1,575      1,295       280    21.6 %         197     1,580
                                                  -----      -----       ---    ------         ---     -----
                Total current liabilities        33,801     45,923   (12,122)  (26.4)%      47,169    46,657

Long-term debt                                   96,016     70,916    25,100    35.4 %      74,941    76,541

Deferred income taxes                             9,965      8,088     1,877    23.2 %       8,088     9,965
                                                  -----      -----     -----    ------       -----     -----
                Total liabilities               139,782    124,927    14,855    11.9 %     130,198   133,163
                                                -------    -------    ------    ------     -------   -------

Shareholders' equity                            113,537     83,356    30,181    36.2 %      81,446   110,789
--------------------                            -------     ------    ------    ------      ------   -------

                Total liabilities and
                shareholders' equity         $  253,319    208,283    45,036    21.6 %     211,644   243,952
                                             ==========    =======    ======    ====       =======   =======

Shares outstanding                               12,650     11,303     1,347    11.9 %      11,290    12,609
                                                 ======     ======     =====    ====        ======    ======

Derived from audited financial statements.

* Derived from audited financial statements.

                                   CULP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED AUGUST 3, 1997 AND JULY 28, 1996
                             (Amounts in Thousands)


                                                                      THREE MONTHS ENDED
                                                                      ------------------
                                                                            Amounts
                                                                            -------
                                                                      August 3, July 28,
                                                                         1997      1996
                                                                         ----      ----

Cash flows from operating activities:
        Net income                                               $       2,850     2,210
        Adjustments to reconcile net income to net
                cash provided by (used in) operating activities:
                        Depreciation                                     3,256     3,144
                        Amortization of intangible assets                  181       198
                        Provision for deferred income taxes                  0         0
                        Changes in assets and liabilities:
                                Accounts receivable                      2,605     9,776
                                Inventories                             (7,252)   (4,281)
                                Other current assets                      (676)      280
                                Other assets                              (147)      (76)
                                Accounts payable                        (5,852)      131
                                Accrued expenses                        (2,923)      731
                                Income taxes payable                        (5)    1,098
                                                                            ---    -----
Net cash provided by (used in) operating activities                     (7,963)   13,211
                                                                        -------   ------
Cash flows from investing activities:
        Capital expenditures                                            (9,153)  (4,475)
        Purchases of restricted investments                             (8,590)     (53)
        Purchase of investments to fund deferred compensation liability      0        0
        Sale of restricted investments                                  11,422       59
                                                                        ------   -------
                    Net cash used in investing activities               (6,321)  (4,469)
Cash flows from financing activities:                                   ------   ------
        Proceeds from issuance of long-term debt                        19,500        0
        Principal payments on long-term debt                               (25)  (4,025)
        Change in accounts payable-capital expenditures                 (3,897)  (3,206)
        Cash dividends paid                                               (443)    (368)
        Proceeds from common stock issued                                  162       68
                                                                        ------   ------
                    Net cash provided by (used in) financing activities 15,297   (7,531)
                                                                        ------   ------
Increase (decrease) in cash and cash investments                         1,013    1,211

Cash and cash investments at beginning of period                           830      498
                                                                         -----   ------
Cash and cash investments at end of period                      $        1,843    1,709
                                                                        ======   ======



                                  Culp, Inc.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                  (Dollars in thousands, except per share data)

                                                                   Capital
                                                                   Contributed                             Total
                                         Common Stock              in Excess             Retained       Shareholders'
                                    Shares         Amount          of Par Value          Earnings         Equity
---------------------------------------------------------------------------------------------------------------------
Balance, April 28, 1996          11,290,300        $   565        $  16,878          $   64,003       $   81,446
Proceeds from public offering
       of 1,200,000 shares        1,200,000             60           16,235              16,295
Cash dividends                                                                           (1,513)          (1,513)
   ($0.13 per share)
 Net income                                                                              13,770           13,770
 Common stock issued in
   connection with stock
---------------------------------------------------------------------------------------------------------------------
   option plan                      118,459              5              786                                  791
Balance, April 27, 1997          12,608,759        $   630        $  33,899          $   76,260       $  110,789
 Cash dividends
   ($0.035 per share)                                                                      (443)             (443)
 Net income                                                                               2,850             2,850
 Common stock issued in
   connection with stock
   option plans                      40,969              2              339                                  341
---------------------------------------------------------------------------------------------------------------------
Balance, August 3,  1997         12,649,728        $   632        $  34,238          $   78,667         $ 113,537
=====================================================================================================================

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. Basis of Presentation

   The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which the management of the company considers necessary for a fair statement of results for the interim periods.
   Certain amounts for fiscal year 1997 have been reclassified to conform with the fiscal year 1998 presentation. Such reclassifications had no effect on net income as previously reported. All such adjustments are of a normal recurring nature.
   The results of operations for the three months ended August 3, 1997 are not necessarily indicative of the results to be expected for the full year.

========================================================================

2.  Accounts Receivable

      A summary of accounts receivable follows (dollars in thousands):

------------------------------------------------------------------------

                                               August 3, 1997 April 27, 1997
------------------------------------------------------------------------

Customers                                       $   56,108    $58,568
Allowance for doubtful accounts                     (1,344)    (1,500)
Reserve for returns and allowances                 (   678)      (377)
------------------------------------------------------------------------

                                                $   54,086    $56,691

========================================================================

3.  Inventories

   Inventories are carried at the lower of cost or market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

   A summary of inventories follows (dollars in thousands):

------------------------------------------------------------------------

                                              August 3, 1997  April 27, 1997
------------------------------------------------------------------------

Raw materials                                 $    37,941     $     32,025
Work-in-process                                     4,255            4,627
Finished goods                                     22,113           20,212
------------------------------------------------------------------------

Total inventories valued at FIFO cost              64,309           56,864
Adjustments of certain inventories to the
             LIFO cost method                      (3,594)          (3,401)
------------------------------------------------------------------------

                                                $   60,715    $     53,463

========================================================================



4.  Restricted Investments

   Restricted investments were purchased with proceeds from industrial revenue bond issues and are invested pending application of such proceeds to project costs or repayment of the bonds. The investments are stated at cost which approximates market value.

5.     Accounts Payable

   A summary of accounts payable follows (dollars in thousands):
------------------------------------------------------------------------

                                               August 3, 1997 April 27, 1997
------------------------------------------------------------------------

Accounts payable-trade                         $     18,304    $     24,156
Accounts payable-capital expenditures                 1,850           5,747
------------------------------------------------------------------------
                                               $   20,154      $     29,903

========================================================================

6.  Accrued Expenses

   A summary of accrued expenses follows (dollars in thousands):
------------------------------------------------------------------------

                                               August 3, 1997  April 27, 1997
------------------------------------------------------------------------

Compensation and benefits                     $         7,807  $     10,217
Other                                                   4,165         4,857
------------------------------------------------------------------------

                                                $   11,972     $     15,074

========================================================================

7.  Long-term Debt

   A summary of long-term debt follows (dollars in thousands):
------------------------------------------------------------------------

                                               August 3, 1997  April 27, 1997
------------------------------------------------------------------------

Industrial revenue bonds and other obligations $  40,116       $    31,641
Revolving credit facility                         52,000            41,000
Revolving line of credit                           4,000             4,000
------------------------------------------------------------------------

                                                  96,116            76,641
Less current maturities                             (100)             (100)
------------------------------------------------------------------------

                                                $ 96,016            76,541

========================================================================




    On April 23, 1997, the company entered into a revolving credit agreement (the "Credit Agreement") providing for a five-year unsecured multi-currency revolving credit facility with a syndicate of banks in the United States and Europe. The Credit Agreement provides for a revolving loan commitment of $125,000,000 which declines $5,000,000 at each of four annual dates beginning in April 1998. The agreement requires payment of a quarterly facility fee in advance.

    The company has a $4,000,000 revolving line of credit which expires on August 31, 1998 and will automatically be extended for an additional three-month period on each November 30, February 28, May 31, and August 31 unless the bank notifies the company that the line of credit will not be extended.

    On July 17, 1997, the company obtained $8,500,000 of new industrial revenue bond (IRB) financing related to the expansion of its plant and equipment at its Lumberton, North Carolina facility. The final maturity of this IRB is the year 2014. The remaining IRBs are substantially due in one-time payments at various dates from 2008 to 2013 and are collateralized by restricted investments of $8,186,000 and letters of credit for $41,341,000 at August 3, 1997.

    The company's loan agreements require, among other things, that the company maintain compliance with certain positive and negative financial covenants. At August 3, 1997, the company was in compliance with these required financial covenants.

         At August 3, 1997, the company had three interest rate swap agreements with a bank in order to reduce its exposure to floating interest rates on a portion of its variable rate borrowings. The following table summarizes certain data regarding the interest rate swaps.

       notational amounts        interest rate    expiration date
            $15,000,000                  7.3%        April 2000
            $ 5,000,000                  6.9%        June 2002
            $ 5,000,000                  6.6%        July 2002

    The company believes it could terminate these agreements as of August 3, 1997 for approximately $338,000. Net amounts paid under these agreements increased interest expense by approximately $60,000 in 1998 and $92,000 in 1997. Management believes the risk of incurring losses resulting from the inability of the bank to fulfill its obligation under the interest rate swap agreements to be remote and that any losses incurred would be immaterial.


    The principal payment requirements of long-term debt during the next five years are: 1998 - $75,000; 1999 - $4,075,000; 2000 -
$200,000; 2001 - $200,000; and 2002 - $52,154,000.

8. Cash Flow Information

     Payments for interest and income taxes during the period were (dollars in thousands)

------------------------------------------------------------------------

                                                     1998        1997
------------------------------------------------------------------------
 .
Interest                                         $   1,231     $ 1,006
Income taxes                                           445         228

========================================================================



9. Foreign Exchange Forward Contracts

    The company  generally  enters  into  foreign  exchange  forward and option contracts as a hedge against its exposure to currency fluctuations on firm commitments to purchase certain machinery and equipment and raw materials. Machinery and equipment and raw material purchases hedged by foreign exchange forward contracts are valued by using the exchange rate of the applicable foreign exchange forward contract. The company had approximately $1,214,000 of outstanding foreign exchange option contracts as of August 3, 1997 (denominated in Belgian francs). The contracts outstanding at August 3, 1997 mature at various dates in fiscal 1998.

10. Subsequent Event

    On August 5, 1997,  the Company  completed  the  acquisition  of the business and certain assets relating to the upholstery fabric businesses operating as Phillips Weaving Mills, Phillips Velvet Mills, Phillips Printing and Phillips Mills. These operating units were purchased from Phillips Industries, Inc., a privately owned corporation based in High Point, North Carolina. Based on the terms of the definitive asset purchase agreement, the transaction is valued for accounting and reporting purposes at approximately $36 million (including cash, retirement of debt and a non-compete agreement) under generally accepted accounting principles. Terms of the purchase also include additional compensation contingent upon attaining specified future growth objectives and an option for 100,000 shares of the Company's common stock.

                                 CULP, INC.
                    SALES BY PRODUCT CATEGORY/BUSINESS UNIT
            FOR THREE MONTHS ENDED AUGUST 3, 1997 AND JULY 28, 1996


                             (Amounts in thousands)

                         THREE MONTHS ENDED (UNAUDITED)

                                        Amounts                               Percent of Total Sales
                                        -------                               ----------------------
                                  August 3,      July 28,       % Over
Product Category/Business Unit      1997           1996         (Under)          1997         1996
------------------------------      ----           ----         -------          ----         ----

Upholstery Fabrics
    Culp Textures             $    21,693         20,801          4.3 %         21.8 %        23.0 %
    Rossville/Chromatex            18,121         18,165         (0.2)%         18.2 %        20.1 %
                                   ------         ------         ------         ------        ------
                                   39,814         38,966          2.2 %         40.0 %        43.0 %

    Velvets/Prints                 38,397         34,867         10.1 %         38.6 %        38.5 %
                                   ------         ------         ------         ------        ------
                                   78,211         73,833          5.9 %         78.6 %        81.6 %
Mattress Ticking
    Culp Home Fashions             21,287         16,696         27.5 %         21.4 %        18.4 %
                                   ------         ------         ------         ------        ------

                            * $    99,498         90,529          9.9 %        100.0 %       100.0 %
                                  =======         ======          ===          =====         =====


*U.S. sales were $74,407 and $70,556 for the three months of fiscal 1998 and fiscal 1997, respectively;

The percentage increase in U.S. sales was 5.5 % for the three months.

"*US. Domestic sales were $79,304 and $71,112 for the three months of fiscal 1997 and fiscal 1996, respectively;

and $149,860 and $129,025 for the six months of fiscal 1997 and fiscal 1996, respectively. The percentage increases in U.S. Domestic sales was 11.5% for the three months and 16.1% for the six months.



                                   CULP, INC.
                     INTERNATIONAL SALES BY GEOGRAPHIC AREA
            FOR THREE MONTHS ENDED AUGUST 3, 1997 AND JULY 28, 1996


                             (Amounts in thousands)

                                          THREE MONTHS ENDED (UNAUDITED)
                                          ------------------------------

                                         Amounts                           Percent of Total Sales
                                         -------                           ----------------------
                                 August 3,     July 28,       % Over
Geographic Area                    1997         1996           (Under)          1997     1996
---------------                    ----         ----           -------          ----     ----
North America (Excluding USA)   $ 7,044         6,056            16.3  %        28.1 %    30.3 %
Europe                            6,919         6,120            13.1  %        27.6 %    30.6 %
Middle East                       6,564         4,196            56.4  %        26.2 %    21.0 %
Far East & Asia                   3,524         2,627            34.1  %        14.0 %    13.2 %
South America                       246           431           (42.9) %         1.0 %     2.2 %
All other areas                     794           543            46.2  %         3.2 %     2.7 %
---------------                     ---           ---            ----  -         -----     -----

                             $   25,091        19,973            25.6  %       100.0 %   100.0 %
                                 ======        ======            ====          =====     =====



"International sales, and the percentage of total sales, for each of the last seven fiscal years follows: fiscal 1991-$ 20,295 (12%);" "fiscal 1992-$ 34,094
(18%);  fiscal 1993-$ 40,729  (20%);  fiscal 1994-$ 44,038 (18%);  fiscal 1995-$
57,971 (19%);  " "fiscal  1996-$ 77,397 (22%);  and fiscal 1997-$ 101,571 (25%).
Year-to-date international sales represented 25% and 22% of total " sales for 1998 and 1997 respectively.

Certain amounts for fiscal year 1997 have been reclassified to conform with the fiscal year 1998 presentation.


I-15
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FOR THREE MONTHS ENDED AUGUST 3, 1997


The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

Overview

For the three months ended August 3, 1997, net sales rose 9.9% to $99.5 million compared with $90.5 million in the year-earlier period. Net income for the quarter totaled $2.9 million, or $0.23 per share, compared with $2.2 million, or $0.20 per share, for the first quarter of fiscal 1997. The increase in sales reflected significantly higher shipments of mattress ticking and, to a lesser degree, a gain in overall sales of upholstery fabrics to both U.S.-based and international manufacturers. The trend in incoming orders during the period remained positive, but the general pace of business was not as strong as a year ago. The growth in demand in some product categories and to U.S. manufacturers of residential furniture as a group began slowing during the second half of fiscal 1997. That pattern continued into fiscal 1998. Business conditions in the U.S. residential furniture industry have been negatively affected by the recent bankruptcies of two of the largest retailers of residential furniture. For the first quarter, sales to the U.S. residential furniture industry were down slightly compared to a year ago, but overall sales to U.S. customers (including bedding and other markets) increased 6% from a year ago. Sales to customers outside the United States rose 26% for the quarter. International sales are continuing to account for an increasing percentage of the company's total sales. Demand for the company's products is dependent on the various factors which affect consumer purchases of upholstered furniture and bedding including housing starts and sales of existing homes, the level of consumer confidence, prevailing interest rates for home mortgages and the availability of consumer credit.

Three Months Ended August 3, 1997  Compared With Three Months Ended July
28, 1996

      Net Sales. Net sales for the first quarter increased by $9.0 million, or 9.9%, compared with the year-earlier period. The Company's sales of upholstery fabrics increased $4.4 million, or 5.9% in the first quarter compared with the prior year. Sales from the Velvets/Prints business unit were up 10.1.% from the prior year. This unit has continued to benefit from increased international sales, but the strength in the U.S. dollar weakened relative to other international currencies has affected demand somewhat. Sales from the Culp Textures business unit were up for the quarter, but shipments by the Rossville/Chromatex unit were lower. Sales from the Culp Home Fashions unit, which principally consists of mattress ticking and bedding products, rose 27.5% from a year ago. The overall pace of business within the United States was not as strong as a year ago, reflecting a trend that initially developed during the second half of fiscal 1997. Sales to U.S.-based accounts rose 6% from a year ago, and international sales, consisting primarily of upholstery fabrics, increased to $25.1 million, up 25.6% from a year ago. International shipments accounted for 25.2% of the Company's sales for the first quarter, up from 22.1% a year ago.

      Gross Profit and Cost of Sales. Gross profit for the first quarter increased by $813,000 and amounted to 16.8% of net sales compared with 17.6% a year ago. Factors which affected the company's profitability during the quarter included the slower growth in demand for certain fabric categories and from U.S. manufacturers of residential furniture as a group and start-up costs related to expansion projects. These factors were offset in part by the increased absorption of fixed costs as a result of the growth in sales as well as the benefit from the Company's ongoing capital investment in equipment designed to lower manufacturing costs and raise productivity. Management expects that gross profit will continue to be affected by start-up costs throughout the second fiscal quarter.

      Selling, general and administrative expenses. Selling, general and administrative expenses decreased as a percentage of net sales to 11.0% compared with 12.0% a year ago. The company is continuing to incur higher expenses related to expanded resources for designing new fabrics and increased selling commissions associated with international sales. These factors were offset by steps to contain operating expenses and by lower accruals as a percentage of net sales for incentive-based compensation plans.

      Interest Expense. Net interest expense for the first quarter $1.3 million was essentially unchanged from a year ago. Net interest expense is expected to increase in subsequent periods due principally to borrowings related to the acquisition of Phillips Mills that was completed on August 5, 1997.

      Other Expense. Other expense decreased $153,000 for the first quarter compared with a year ago, principally due to the non-recurring write-off a year ago of certain fixed assets totaling $150,000.

      Earnings Per Share. Earnings per share for the first quarter of fiscal 1998 totaled $0.23 compared with $0.20 a year ago. The weighted average number of outstanding shares increased 11.8% from a year ago, principally due to the Company's secondary offering completed in February 1997.

Liquidity and Capital Resources

      Liquidity.  Cash and cash  investments  were  $1.8  million  as of
August 3, 1997, compared with $830,000 at the end of fiscal 1997. Funded debt (long-term debt, including current maturities, less restricted investments) increased to $87.9 million at the close of the first quarter, up from $72.8 million as of July 28, 1996 and $65.6 million at the end of fiscal 1997. As a percentage of total capital (funded debt plus total shareholders' equity), the company's borrowings amounted to 43.6% as of August 3, 1997, compared with 46.6% as of July 28, 1996 and 37.2% at the end of fiscal 1997. The company's working capital as of August 3, 1997 was $89.0 million compared with $69.8 million at the close of fiscal 1997.

Because of seasonal factors, the Company typically generates the majority of its cash from operating activities during the second fiscal half. Cash of $8.0 million was used during the first quarter to fund operating activities, principally increases in inventories and accounts payable. Capital expenditures during the first quarter totaled $9.2 million. Financing activities, principally long-term borrowings, provided $15.3 million in cash to fund operating activities and capital investments.

      Financing Arrangements. As of August 3, 1997, the Company had outstanding balances of $52 million under its $125 million syndicated five-year, unsecured, multi-currency revolving credit facility. The Company also has a total of $40 million in outstanding industrial revenue bonds ("IRBs") which have been used to finance capital expenditures. The IRBs are collateralized by restricted investments of $8.2 million as of August 3, 1997 and letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder. Because of federal tax laws, additional IRB financing will not be available to the Company until the amount of its outstanding IRBs is substantially reduced.

The Company's loan agreements require, among other things, that the Company maintain certain financial ratios. As of August 3, 1997, the Company was in compliance with the required financial covenants.

As of August 3, 1997, the Company had three interest rate swap agreements on a $25 million notional amount to reduce its exposure to floating interest rates. The effect of these contracts is to "fix" the interest rate payable on $25 million of the Company's bank borrowings at a weighted average rate of 7.1%. The Company also enters into foreign exchange forward contracts to hedge against currency fluctuations with respect to firm commitments to purchase machinery, equipment and certain raw materials when those commitments are denominated in foreign currencies.

      Capital Expenditures. The Company maintains a significant program of capital expenditures designed to increase capacity as needed, enhance manufacturing efficiencies through modernization and increase the company's vertical integration. The company anticipates spending approximately $27 million for capital expenditures in 1998.
The company believes that cash flows from operations and funds available under existing credit facilities will be sufficient to fund capital expenditures and working capital requirements for the foreseeable future.

Phillips Mills Acquisition

On  August  5,  1997,  the  Company  completed  the  acquisition  of the business and certain assets relating to the upholstery fabric businesses operating as Phillips Weaving Mills, Phillips Velvet Mills, Phillips Printing and Phillips Mills. These operating units were purchased from Phillips Industries, Inc., a privately owned corporation based in High Point, North Carolina. Based on the terms of the definitive asset purchase agreement, the transaction is valued for accounting and reporting purposes at approximately $36 million (including cash, retirement of debt and a non-compete agreement) under generally accepted accounting principles. Terms of the purchase also include additional compensation contingent upon attaining specified future growth objectives and an option for 100,000 shares of the Company's common stock.

Funds for the cash portion of the transaction were provided from the Company's revolving credit facility.

Inflation

Although the Company's costs of raw materials have been relatively stable thus far in fiscal 1998, these expenses are generally higher than a year ago. Other operating expenses, such as labor, utilities and manufacturing supplies, have also increased. Competitive conditions have not allowed the company to offset the impact of these increases fully through higher prices, thereby putting pressure on profit margins. The net impact on margins will continued to be influenced by raw material prices, other operating costs and competitive conditions.

Seasonality

The  company's  business  is slightly  seasonal,  with  increased  sales during the company's second and fourth fiscal quarters. This seasonality results from one-week closings of the company's manufacturing facilities, and the facilities of most of its customers in the United States, during the first and third quarters for the holiday weeks including July 4th and Christmas.

Forward-Looking Information

The company's report on Form 10-Q may contain statements that could be deemed forward-looking statements within the Private Securities Litigation Reform Act of 1995, which are inherently subject to risks and uncertainties. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Factors that could influence the matters discussed in the forward-looking statements include the level of housing starts and sales of existing homes, consumer confidence and trends in disposable income. Decreases in these economic indicators could have a negative effect on the Company's business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could adversely affect the Company. Because of the increasing percentage of the Company's sales that is derived from shipments to customers outside the United States, the relative value of the U.S. dollar relative to other currencies can affect the competitiveness of the company's products in international markets.

                               OTHER INFORMATION

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

     10(dd) Second Amendment to Lease Agreement between Chromatex Properties, Inc. and the Company, dated April 17, 1997 was filed as Exhibit 10(dd) to the Company's Form 10-K for the year ended April 27, 1997, and is incorporated herein by reference.

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

     10(ii)    Loan  Agreement  and   Reimbursement  and  Security
               Agreement dated
               July 1, 1997 with the Robeson County Industrial Facilities and Pollution Control Financing Authority relating to the issuance of Tax-Exempt Adjustable Mode Industrial Development Revenue Bonds (Culp, Inc. Project), Series 1997 in the aggregate principal amount of $8,500,000.

      27       Financial Data Schedule


   (b)   Reports on Form 8-K:

The following report on Form 8-K was filed during the period covered by this report:

     (1)    Form 8-K dated  August  12,  1997,  included  under  Item 5,
        Other Events,
        disclosure  of  the   company's   press  release  for  quarterly
     earnings and the
        company's   Financial   Information   Release  relating  to  the
     financial infor-
      mation for the first quarter ended August 3, 1997.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CULP, INC.

(Registrant)


Date: September 16, 1997       By: s/s  Franklin N. Saxon
                                        Franklin N. Saxon
                                        Sr. Vice President and
                                        Chief Financial Officer

                                        (Authorized to sign on behalf
                                        of the registrant and also
                                        signing as principal accounting officer)



Date:  September 16, 1997      By s/s   Stephen T. Hancock
                                        Stephen T. Hancock
                                        General Accounting Manager