Form 10-Q
period 1997-11-02
CULP INC
filed 1997-12-18
CIK 723603

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended November 2, 1997

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

                                YES X    NO


          Common shares outstanding at November 2, 1997:  12,683,103
                                Par Value: $.05

                          INDEX TO FORM 10-Q
                             November 2, 1997

Part I -  Financial Information.                                         Page
--------------------------------------------                            ------

Item 1.    Consolidated Financial Statements:

Statements of Income--Three and Six Months Ended                         I-1
November 2, 1997 and October 27, 1996

Balance Sheets-November 2, 1997, October 27, 1996, and April 27, 1997    I-2

Statements of Cash Flows---Six Months Ended November 2, 1997             I-3
and October 27, 1996

Statements of Shareholders' Equity                                       I-4

Notes to Financial Statements                                            I-5

Sales by Product Category/Business Unit                                  I-10

International Sales by Geographic Area                                   I-11

Item 2.   Management's Discussion and Analysis of Financial              I-12
Condition and Results of Operation

Part II - Other Information
-------------------------------------
Item 1.   Legal Proceedings                                              II-1

Item 2.   Change in Securities                                           II-1

Item 3.   Default Upon Senior Securities                                 II-1

Item 4.   Submission of Matters to a Vote of Security Holders            II-1

Item 5.   Other Information                                              II-2

Item 6.   Exhibits and Reports on Form 8-K                            II-2-II-7

Signatures                                                               II-8






                                   CULP, INC.
                         CONSOLIDATED INCOME STATEMENTS
 FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 2, 1997 AND OCTOBER 27, 1996

                (Amounts in Thousands, Except for Per Share Data)

                                                      THREE MONTHS ENDED (UNAUDITED)
                                   ----------------------------------------------------------------------

                                            Amounts                                  Percent of Sales
                                   --------------------------                    --------------------------
                                   November 2,   October 27,     % Over
                                      1997          1996         (Under)           1998          1997
                                   ------------  ------------  ------------      ------------  ------------

Net sales                       $      122,926       105,204        16.8 %           100.0 %       100.0 %
Cost of sales                          100,191        86,082        16.4 %            81.5 %        81.8 %
                                   ------------  ------------  ------------      ------------  ------------
        Gross profit                    22,735        19,122        18.9 %            18.5 %        18.2 %

Selling, general and
  administrative expenses               13,632        11,704        16.5 %            11.1 %        11.1 %
                                   ------------  ------------  ------------      ------------  ------------
        Income from operations           9,103         7,418        22.7 %             7.4 %         7.1 %

Interest expense                         1,820         1,242        46.5 %             1.5 %         1.2 %
Interest income                           (72)          (60)        20.0 %           (0.1) %       (0.1) %
Other expense (income), net                425           301        41.2 %             0.3 %         0.3 %
                                   ------------  ------------  ------------      ------------  ------------
        Income before income taxes       6,930         5,935        16.8 %             5.6 %         5.6 %

Income taxes  *                          2,425         2,225         9.0 %            35.0 %        37.5 %
                                   ------------  ------------  ------------      ------------  ------------
        Net income              $        4,505         3,710        21.4 %             3.7 %         3.5 %
                                   ============  ============  ============      ============  ============

Average shares outstanding              12,668        11,312        12.0 %
Net income per share                     $0.36         $0.33         9.1 %
Dividends per share                    $0.0350       $0.0325         7.7 %



                                                       SIX MONTHS ENDED (UNAUDITED)
                                   ----------------------------------------------------------------------

                                            Amounts                                  Percent of Sales
                                   --------------------------                    --------------------------
                                   November 2,   October 27,     % Over
                                      1997          1996         (Under)           1998          1997
                                   ------------  ------------  ------------      ------------  ------------

Net sales                       $      222,424       195,733        13.6 %           100.0 %       100.0 %
Cost of sales                          182,956       160,691        13.9 %            82.3 %        82.1 %
                                   ------------  ------------  ------------      ------------  ------------
        Gross profit                    39,468        35,042        12.6 %            17.7 %        17.9 %

Selling, general and
  administrative expenses               24,548        22,568         8.8 %            11.0 %        11.5 %
                                   ------------  ------------  ------------      ------------  ------------
        Income from operations          14,920        12,474        19.6 %             6.7 %         6.4 %

Interest expense                         3,100         2,424        27.9 %             1.4 %         1.2 %
Interest income                           (162)         (117)       38.5 %            (0.1) %       (0.1) %
Other expense (income), net                667           696        (4.2) %            0.3 %         0.4 %
                                   ------------  ------------  ------------      ------------  ------------
        Income before income taxes      11,315         9,471        19.5 %             5.1 %         4.8 %

Income taxes  *                          3,960         3,551        11.5 %            35.0 %        37.5 %
                                   ------------  ------------  ------------      ------------  ------------
        Net income              $        7,355         5,920        24.2 %             3.3 %         3.0 %
                                   ============  ============  ============      ============  ============

Average shares outstanding              12,649        11,304        11.9 %
Net income per share                     $0.58         $0.52        11.5 %
Dividends per share                    $0.0700       $0.0650         7.7 %

 * Percent of sales column is calculated as a % of income before income taxes.


                                   CULP, INC.
                           CONSOLIDATED BALANCE SHEETS
              NOVEMBER 2, 1997, OCTOBER 27, 1996 AND APRIL 27, 1997

                        (Unaudited, Amounts in Thousands)

                                                       Amounts                  Increase
                                             ----------------------------
                                              November 2,    October 27,       (Decrease)        * April 27,
                                                                         ------------------------
                                                 1997           1996      Dollars       Percent     1997
                                             --------------  ----------- -----------    --------- --------
Current assets
     Cash and cash investments             $         1,209          744         465      62.5 %       830
     Accounts receivable                            74,314       52,202      22,112      42.4 %    56,691
     Inventories                                    70,192       52,300      17,892      34.2 %    53,463
     Other current assets                            6,136        3,697       2,439      66.0 %     5,450
                                             --------------  ----------- -----------    --------- --------
              Total current assets                 151,851      108,943      42,908      39.4 %   116,434

Restricted investments                               8,258        5,379       2,879      53.5 %    11,018
Property, plant & equipment, net                   107,377       80,316      27,061      33.7 %    91,231
Goodwill                                            49,778       22,568      27,210     120.6 %    22,262
Other assets                                         3,715        2,321       1,394      60.1 %     3,007
                                             --------------  ----------- -----------    --------- --------

              Total assets                 $       320,979      219,527     101,452      46.2 %   243,952
                                             ==============  =========== ===========    ========= ========



Current Liabilities
     Current maturities of long-term dept  $           100        7,100     (7,000)     (98.6)%       100
     Accounts payable                               36,709       26,936       9,773      36.3 %    29,903
     Accrued expenses                               15,175       16,841     (1,666)     (9.9) %    15,074
     Income taxes payable                            1,034          836         198      23.7 %     1,580
                                             --------------  ----------- -----------    --------- --------
              Total current liabilities             53,018       51,713       1,305       2.5 %    46,657

Long-term debt                                     139,991       72,891      67,100      92.1 %    76,541

Deferred income taxes                                9,965        8,088       1,877      23.2 %     9,965
                                             --------------  ----------- -----------    --------- --------
              Total liabilities                    202,974      132,692      70,282      53.0 %   133,163

Shareholders' equity                               118,005       86,835      31,170      35.9 %   110,789
                                             --------------  ----------- -----------    --------- --------

              Total liabilities and
              shareholders' equity         $       320,979      219,527     101,452      46.2 %   243,952
                                             ==============  =========== ===========    ========= ========

Shares outstanding                                  12,687       11,339       1,348      11.9 %    12,609
                                             ==============  =========== ===========    ========= ========


* Derived from audited financial
statements.

                                   CULP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED NOVEMBER 2, 1997 AND OCTOBER 27, 1996
                        (Unaudited, Amounts in Thousands)

                                                                         SIX MONTHS ENDED
                                                                     --------------------------

                                                                             Amounts
                                                                     -------------------------
                                                                     November 2,   October 27,
                                                                        1997         1996
                                                                     -----------  ------------

Cash flows from operating activities:
    Net income                                                   $        7,355         5,920
    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
          Depreciation                                                    6,869         6,321
          Amortization of intangible assets                                 533           444
          Provision for deferred income taxes                                 0             0
          Changes in assets and liabilities, net of the effects
            business acquired:
             Accounts receivable                                        (17,623)         (164)
             Inventories                                                (11,813)       (4,905)
             Other current assets                                          (686)          470
             Other assets                                                  (188)          (22)
             Accounts payable                                            10,668         3,220
             Accrued expenses                                               295         4,277
             Income taxes payable                                          (546)          639
                                                                     -----------  -----------
               Net cash provided by (used in)operating activities        (5,136)       16,200
                                                                     -----------  ------------
Cash flows from investing activities:
    Capital expenditures                                                (19,216)       (9,676)
    Purchases of restricted investments                                  (8,662)         (107)
    Purchase of investments to fund deferred compensation liability        (581)            0
    Sale of restricted investments                                       11,422             2
    Business acquired                                                   (36,628)            0
                                                                     -----------  ------------
               Net cash used in investing activities                    (53,665)       (9,781)
                                                                     -----------  ------------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt                             63,500         1,000
    Principal payments on long-term debt                                    (50)       (3,050)
    Change in accounts payable-capital expenditures                      (3,862)       (3,592)
    Dividends paid                                                        (889)         (735)
    Proceeds from common stock issued                                       481           204
                                                                     -----------  ------------
               Net cash provided by (used in) financing activities       59,180        (6,173)
                                                                     -----------  ------------

Increase in cash and cash investments                                       379           246

Cash and cash investments at beginning of period                            830           498
                                                                     -----------  ------------

Cash and cash investments at end of period                       $        1,209           744
                                                                     ===========  ============


                                             Culp, Inc.
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                            (Unaudited)

(Dollars in thousands, except per share data)

                                                              Capital
                                                            Contributed                      Total
                                  Common Stock               in Excess        Retained    Shareholders'
                                  Shares         Amount     of Par Value      Earnings       Equity
-----------------------------------------------------------------------------------------------------
Balance, April 28, 1996          11,290,300 $      565 $        16,878         64,003 $       81,446
Proceeds from public offering
  of 1,200,000 shares             1,200,000         60          16,235                        16,295
Cash dividends                                                                 (1,513)        (1,513)
 ($0.13 per share)
Net income                                                                     13,770         13,770
Common stock issued in
 connection with stock
 option plan                        118,459          5             786                           791
-----------------------------------------------------------------------------------------------------
Balance, April 27, 1997          12,608,759        630          33,899         76,260        110,789
Cash dividends
   ($0.07 per share)                                                             (889)          (889)
 Net income                                                                     7,355          7,355
 Common stock issued in
   connection with stock
   option plans                      78,344          4             746                           750
-----------------------------------------------------------------------------------------------------
Balance, November 2, 1997        12,687,103 $      634 $        34,645         82,726 $      118,005
=====================================================================================================


                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1. Basis of Presentation

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which the management of the company considers necessary for a fair statement of results for the interim periods. Certain amounts for fiscal year 1997 have been reclassified to conform with the fiscal year 1998 presentation. Such reclassifications had no effect on net income as previously reported. All such adjustments are of a normal recurring nature. The results of operations for the three months and six months ended November 2, 1997 are not necessarily indicative of the results to be expected for the full year.

================================================================================

2.  Accounts Receivable

      A summary of accounts receivable follows (dollars in thousands):

--------------------------------------------------------------------------------

                                         November 2, 1997      April 27, 1997
--------------------------------------------------------------------------------

Customers                                $   76,270            $   58,568
Allowance for doubtful accounts              (1,297)               (1,500)
Reserve for returns and allowances            ( 659)                 (377)
--------------------------------------------------------------------------------

                                         $   74,314            $   56,691

================================================================================

3.  Inventories

     Inventories are carried at the lower of cost or market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

    A summary of inventories follows (dollars in thousands):

--------------------------------------------------------------------------------

                                         November 2, 1997      April 27, 1997
--------------------------------------------------------------------------------

Raw materials                            $   42,298            $   32,025
Work-in-process                               3,665                 4,627
Finished goods                               28,256                20,212
--------------------------------------------------------------------------------

Total inventories valued at FIFO cost        74,219                56,864
Adjustments of certain inventories
      to the LIFO cost method                (4,027)               (3,401)
--------------------------------------------------------------------------------

                                         $   70,192            $   53,463

================================================================================



4.  Restricted Investments

     Restricted investments were purchased with proceeds from industrial revenue bond issues and are invested pending application of such proceeds to project costs or repayment of the bonds. The investments are stated at cost which approximates market value.

5.   Accounts Payable

    A summary of accounts payable follows (dollars in thousands):
--------------------------------------------------------------------------------

                                         November 2, 1997      April 27, 1997
--------------------------------------------------------------------------------

Accounts payable-trade                       $ 34,824           $ 24,156
Accounts payable-capital expenditures           1,885              5,747
--------------------------------------------------------------------------------
                                             $ 36,709           $ 29,903

================================================================================

6.  Accrued Expenses

    A summary of accrued expenses follows (dollars in thousands):
-------------------------------------------------------------------------------

                                        November 2, 1997      April 27, 1997
-------------------------------------------------------------------------------

Compensation and benefits               $   10,564            $   10,217
Other                                        4,611                 4,857
-------------------------------------------------------------------------------

                                        $   15,175            $   15,074

===============================================================================

7.  Long-term Debt

    A summary of long-term debt follows (dollars in thousands):
--------------------------------------------------------------------------------

                                         November 2, 1997      April 27, 1997
--------------------------------------------------------------------------------
Industrial revenue bonds and other
     obligations                           $  40,091            $ 31,641
Revolving credit facility                     90,000              41,000
Revolving line of credit                       4,000               4,000
Seller note payable                            6,000                 -0-
--------------------------------------------------------------------------------
                                           $ 140,091            $ 76,641

Less current maturities                         (100)               (100)
--------------------------------------------------------------------------------

                                           $ 139,991            $ 76,541

================================================================================




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

     The company has a $4,000,000 revolving line of credit which expires on November 30, 1998 and will automatically be extended for an additional three-month period on each, February 28, May 31, August 31, and November 30, unless the bank notifies the company that the line of credit will not be extended.

     On July 17, 1997, the company obtained $8,500,000 of new industrial revenue bond (IRB) financing related to the expansion of its plant and equipment at its Lumberton, North Carolina facility. The final maturity of this IRB is the year 2014. The remaining IRBs are substantially due in one-time payments at various dates from 2008 to 2013 and are collateralized by restricted investments of $8,258,000 and letters of credit for $41,341,000 at November 2, 1997.

     The company's loan agreements require, among other things, that the company maintain compliance with certain positive and negative financial covenants. At November 2, 1997, the company was in compliance with these required financial covenants.

     At November 2, 1997, the company had three interest rate swap agreements with a bank in order to reduce its exposure to floating interest rates on a portion of its variable rate borrowings. The following table summarizes certain data regarding the interest rate swaps.

               notational amounts           interest rate      expiration date
               $15,000,000                       7.3%              April 2000
               $ 5,000,000                       6.9%               June 2002
               $ 5,000,000                       6.6%               July 2002

     The company believes it could terminate these agreements as of November 2, 1997 for approximately $457,000. Net amounts paid under these agreements increased interest expense by approximately $120,000 in 1998 and $142,000 in 1997. Management believes the risk of incurring losses resulting from the inability of the bank to fulfill its obligation under the interest rate swap agreements to be remote and that any losses incurred would be immaterial.


8. Cash Flow Information

     Payments for interest and income taxes during the period were (dollars in thousands)

--------------------------------------------------------------------------------

                                                        1998          1997
--------------------------------------------------------------------------------
 .
Interest                                             $  3,115    $   2,411
Income taxes                                            4,488        2,913

================================================================================



9. Foreign Exchange Forward Contracts

     The company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firm commitments to purchase certain machinery and equipment and raw materials. Machinery and equipment and raw material purchases hedged by foreign exchange forward contracts are valued by using the exchange rate of the applicable foreign exchange forward contract. The contracts outstanding at November 2, 1997 mature at various dates in fiscal 1998.


10.   Acquisition

     On August 5, 1997, the company completed the purchase of the business and certain assets relating to the upholstery fabric businesses operating as Phillips Weaving Mills, Phillips Velvet Mills, Phillips Printing and Phillips Mills. Based on the terms of the asset purchase agreement, the transaction is valued at approximately $37 million, which included cash, seller debt retired, a note payable to seller and the acquisition costs. The consideration for the acquisition also included stock options and an agreement for contingent payments to the selling companies within three years following closing that could range from $0 to $5,500,000, depending upon the future sales performance of the Phillips jacquard fabric product line. The transaction has an effective date of August 4, 1997.

     The acquisition has been accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair market values at the date of acquisition. The cost in excess of net assets of business acquired will be amortized on a straight-line basis over 40 years. The preliminary estimated fair values of assets and liabilities acquired are summarized below:

          Inventories                                               $     4,916
          Property, plant and equipment                                   3,799
          Cost in excess of net assets of business acquired              28,732
          Accrued expenses                                                 (467)
                                                                 ---------------

                                                                    $    37,000
                                                                 ===============



11. Subsequent Event

     On October 14, 1997, Culp agreed to acquire the business and substantially all the asets relating to the yarn manufacturing business operating as Artee Industries, Incorporated. Based on the value of the definitive asset purchase agreement, the transaction value at closing is estimated to be $17.4 million (including issuance of Culp common stock, cash, a note and assumption of certain liabilities). Terms of the purchase also provide the opportunity for additional consideration of up to $7.2 million contingent upon the profitability of Artee during Culp's fiscal year ending May 2, 1999. The acquisition will be accounted for as a purchase, and the results of Artee will therefore be included in Culp's results from the closing date. Closing of the transaction is expected on May 4, 1998, or possibly earlier, if certain profitability levels are reached. Closing is contingent upon customary conditions, including the satisfactory completion of Culp's due diligence and Artee's compliance with a minimum net worth requirement.

12.   New Accounting Standard

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" effective for financial statements issued for interim and annual periods ending after December 15, 1997. The new standard specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly-held common stock, and early adoption of the standard is prohibited. The company believes the adoption of this accounting standard will not have a material impact on earnings per share.

                                   CULP, INC.
                     SALES BY PRODUCT CATEGORY/BUSINESS UNIT
   FOR THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 2, 1997 AND OCTOBER 27, 1996


                                   (Amounts in thousands)

                                               THREE MONTHS ENDED (UNAUDITED)
                                 ------------------------------------------------------------

                                       Amounts                        Percent of Total Sales
                                 --------------------                 -----------------------
                                 November 2, October 27,   % Over
Product Category/Business Unit      1997       1996        (Under)        1998        1997
------------------------------   ---------  ---------   ------------  ----------   ----------
Upholstery Fabrics
    Culp Textures             $    24,454     24,001        1.9 %       19.9 %      22.8 %
    Rossville/Chromatex            21,602     21,722       (0.6) %      17.6 %      20.6 %
                                 ---------  ---------   ------------  ----------   ----------
                                   46,056     45,723        0.7 %       37.5 %      43.5 %

    Velvets/Prints                 43,928     40,233        9.2 %       35.7 %      38.2 %

    Phillips                       10,725          0      100.0 %        8.7 %       0.0 %
                                 ---------  ---------   ------------  ----------   ----------
                                  100,709     85,956       17.2 %       81.9 %      81.7 %
Mattress Ticking
    Culp Home Fashions             22,217     19,248       15.4 %       18.1 %      18.3 %
                                 ---------  ---------   ------------  ----------   ----------

                            * $   122,926    105,204       16.8 %      100.0 %     100.0 %
                                 =========  =========   ============  ==========   ==========


                                                SIX MONTHS ENDED (UNAUDITED)
                                 ------------------------------------------------------------

                                       Amounts                        Percent of Total Sales
                                 --------------------                 -----------------------
                                 November 2, October 27,  % Over
Product Category/Business Unit      1997       1996        (Under)      1998        1997
------------------------------   ---------  ---------   ------------  ----------   ----------
Upholstery Fabrics
    Culp Textures             $    46,147     44,802        3.0 %       20.7 %      22.9 %
    Rossville/Chromatex            39,723     39,887       (0.4)%       17.9 %      20.4 %
                                 ---------  ---------   ------------  ----------   ----------
                                   85,870     84,689        1.4 %       38.6 %      43.3 %

    Velvets/ Prints                82,325     75,100        9.6 %       37.0 %      38.4 %

    Phillips                       10,725          0      100.0 %        4.8 %       0.0 %
                                 ---------  ---------   ------------  ----------   ----------
                                  178,920    159,789       12.0 %       80.4 %      81.6 %
Matress Ticking
    Culp Home Fashions             43,504     35,944       21.0 %       19.6 %      18.4 %
                                 ---------  ---------   ------------  ----------   ----------

                            * $   222,424    195,733       13.6 %      100.0 %     100.0 %
                                 =========  =========   ============  ==========   ==========



*U.S. sales were $87,622 and $79,304 for the three months of fiscal 1998 and fiscal 1997, respectively;
 and $162,029 and $149,860 for the six months of fiscal 1998 and fiscal 1997, respectively.
 The percentage increase in U.S. sales was 10 % for the three months and an increase of 8 % for the six months.

                                   CULP, INC.
                     INTERNATIONAL SALES BY GEOGRAPHIC AREA
   FOR THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 2, 1997 AND OCTOBER 27, 1996


                                     (Amounts in thousands)

                                                 THREE MONTHS ENDED (UNAUDITED)
                                ------------------------------------------------------------------

                                        Amounts                           Percent of Total Sales
                                -------------------------                -------------------------
                                November 2,   October 27,    % Over
      Geographic Area              1997          1996        (Under)         1998          1997
----------------------------    ------------  -----------  ------------  -----------    ----------
North America (Excluding USA) $       8,162        8,016      1.8 %         23.1 %       30.9 %
Europe                                6,624        5,716     15.9 %         18.8 %       22.1 %
Middle East                           7,439        5,079     46.5 %         21.1 %       19.6 %
Far East & Asia                       9,720        5,019     93.7 %         27.5 %       19.4 %
South America                         1,216          632     92.4 %          3.4 %        2.4 %
All other areas                       2,143        1,438     49.0 %          6.1 %        5.6 %
                                ------------  -----------  ------------  -----------    ----------

                              $      35,304       25,900     36.3 %        100.0 %      100.0 %
                                ============  ===========  ============  ===========    ==========


                                                  SIX MONTHS ENDED (UNAUDITED)
                                ------------------------------------------------------------------

                                        Amounts                           Percent of Total Sales
                                -------------------------                -------------------------
                                November 2,   October 27,    % Over
      Geographic Area              1997          1996        (Under)         1998          1997
----------------------------    ------------  -----------  ------------  -----------    ----------
North America (Excluding USA)  $     15,206       14,073      8.1 %         25.2 %       30.7 %
Europe                               11,125       10,483      6.1 %         18.4 %       22.9 %
Middle East                          14,003        9,156     52.9 %         23.2 %       20.0 %
Far East & Asia                      15,662        8,815     77.7 %         25.9 %       19.2 %
South America                         1,462          999     46.3 %          2.4 %        2.2 %
All other areas                       2,937        2,347     25.1 %          4.9 %        5.1 %
                                ------------  -----------  ------------  -----------    ----------

                            $        60,395       45,873     31.7 %        100.0 %      100.0 %
                                ============  ===========  ============  ===========    ==========


International sales, and the percentage of total sales, for each of the last six fiscal years follows: fiscal 1992-$ 34,094 (18%); fiscal 1993-$ 40,729 (20%);
fiscal  1994-$ 44,038  (18%);  fiscal 1995-$ 57,971 (19%);  fiscal 1996-$ 77,397
(22%); and fiscal 1997-$ 101,571 (25%). International sales for the second quarter represented 29% and 25% for 1998 and 1997, respectively. Year-to-date international sales represented 27% and 23% of total sales for 1998 and 1997, respectively.

Certain amounts for fiscal year 1997 have been reclassified to conform with the fiscal year 1998 presentation. Additionally, certain amounts were reclassified from the fiscal year 1998 first quarter presentation.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS



     The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

Overview

     For the three months ended November 2, 1997, net sales rose 17% to $122.9 million compared with $105.2 million in the year-earlier period. Net income for the quarter totaled $4.5 million, or $0.36 per share, compared with $3.7 million, or $0.33 per share, for the second quarter of fiscal 1997. The increase in sales reflected incremental sales from the acquisition of assets related to Phillips Mills, significantly higher shipments of mattress ticking and, to a lesser degree, a gain in overall sales of upholstery fabrics to both U.S.-based and international manufacturers. The growth in demand in some product categories and to U.S. manufacturers of residential furniture as a group began slowing during the second half of fiscal 1997. That pattern has continued thus far into fiscal 1998. Business with U.S.-based customers increased 10% from a year ago while sales to customers outside the United States rose 36% for the quarter. International sales are continuing to account for an increasing percentage of the company's total sales. Demand for the company's products is dependent on the various factors which affect consumer purchases of upholstered furniture and bedding, including housing starts and sales of existing homes, the level of consumer confidence, prevailing interest rates for home mortgages and the availability of consumer credit.

     Three and Six Months Ended November 2, 1997 Compared With Three Months and Six Months Ended October 27, 1996

     Net Sales. Net sales for the second quarter increased by $17.7 million, or 17%, compared with the year-earlier period. The Company's sales of upholstery fabrics increased $14.7 million, or 17% in the second quarter compared with the prior year. For the first six months, net sales increased by $26.7 million, or 14%, compared with the year-earlier period. Upholstery fabrics sales increased $19.1 million, or 12% in the first six months compared with the same period of last year. The principal factor contributing to the increased sales for the second quarter and first six months was the contribution of $10.7 million in sales from the assets purchased from Phillips Mills effective August 4, 1997. Sales from the Velvets/Prints business unit were up for the quarter and year to-date periods from the prior year. This unit has continued to benefit from increased international sales, but the strength in the U.S. dollar relative to other international currencies has placed pressure on pricing thus far this fiscal year. Sales from the Culp Textures business unit were up slightly for the quarter, but shipments by the Rossville/Chromatex unit were slightly lower. Sales from the Culp Home Fashions unit, which principally consist of mattress ticking and bedding products, rose 15.4% from last year's second quarter and 21.0% from last year's first half. The overall growth of business within the United States was not as strong as a year ago, reflecting a trend that initially became apparent during the second half of fiscal 1997. Sales to U.S-based customers rose 10% for the second quarter and 8% for the first six months in comparison to the same periods of 1997. However, excluding the incremental sales from Phillips, sales to U.S.-based customers decreased slightly for the quarter and increased 2% for the first half compared to last year. International sales, consisting primarily of upholstery fabrics increased to $35.3 million for the quarter, up 36.3% from a year ago, and reached $60.4 million for the first six months, up 31.7% from last year. International shipments accounted for 29% and 27% of total sales for the quarter and six months, respectively.

     Gross Profit and Cost of Sales. Gross profit for the second quarter increased by $3.6 million and amounted to 18.5% of net sales compared with 18.2% a year ago. For the first six months, gross profit increased by $22.3 million and amounted to 17.7% of net sales compared with 17.9% a year ago. The company's gross profit benefited significantly during the second quarter and first six months from its international sales growth and the operation of its jacquard greige goods facility in Canada. Factors which adversely affected gross profit during the second quarter and first half were slower growth in demand from U.S. manufacturers of residential furniture, start-up costs related to the expansion of flock coating and fabric printing in the Velvets/Prints business unit and the integration of the Phillips velvet products into existing Culp facilities. The company believes the majority of the start-up and transition issues are now resolved.

     Selling, general and administrative expenses. Selling, general and administrative expenses were unchanged as a percentage of net sales at 11.1% for the quarter and down for the first half to 11.0% from 11.5% a year ago. The company is continuing to incur higher expenses related to expanded resources for designing new fabrics and increased selling commissions associated with international sales. The inclusion of the expenses from Phillips Mills also affected this comparison. These factors were offset in part by steps to contain operating expenses and by lower accruals as a percentage of net sales for incentive-based compensation plans.

     Interest Expense. Net interest expense for the second quarter of $1.7 million was up from $1.2 million and for the first six months of $2.9 million was up from $2.3 million a year ago due principally to borrowings related to the acquisition of Phillips Mills that was completed on August 4, 1997.

     Other Expense. Other expense increased $124,000 for the second quarter compared with a year ago, principally due to incremental amortization of goodwill associated with the acquisition of Phillips Mills.

     Earnings Per Share. Earnings per share for the second quarter of fiscal 1998 totaled $0.36 compared with $0.33 a year ago. For the first half, ernings per share were $0.58 compared with $0.52 last year. The weighted average number of outstanding shares increased 12.0% from a year ago, principally due to the Company's stock offering completed in February 1997.

Liquidity and Capital Resources

     Liquidity. Cash and cash investments were $1.2 million as of November 2, 1997 compared with $830,000 at the end of fiscal 1997. Funded debt (long-term debt, including current maturities, less restricted investments) increased to $131.8 million at the close of the second quarter, up from $74.6 million as of October 27, 1996 and $65.6 million at the end of fiscal 1997. Borrowings related to the acquisition of Phillips Mills were the primary reason for the higher debt. As a percentage of total capital (funded debt plus total shareholders' equity), the company's borrowings amounted to 52.8% as of November 2, 1997 compared with 46.2% as of October 27, 1996 and 37.2% at the end of fiscal 1997. The company's working capital as of November 2, 1997 was $98.8 million compared with $69.8 million at the close of fiscal 1997.

     Cash of $5.1 million was used to fund operating activities, principally increases in inventories and accounts receivable, during the first six months. Capital expenditures during the first half totaled $19.2 million. Financing activities, principally long-term borrowings, provided $59.2 million in cash to fund operating activities, the acquisition of Phillips Mills and capital investments.

     Financing Arrangements. As of November 2, 1997, the company had outstanding balances of $90 million under a $125 million syndicated five-year, unsecured, multi-currency revolving credit facility. The Company also has a total of $40 million in outstanding industrial revenue bonds ("IRBs") which have been used to finance capital expenditures. The IRBs are collateralized by restricted investments of $8.3 million as of November 2, 1997 and letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder. Because of federal tax laws, additional IRB financing will not be available to the Company until the amount of its outstanding IRBs is substantially reduced.

     The company's loan agreements require, among other things, that the company maintain certain financial ratios. As of November 2, 1997, the company was in compliance with the required financial covenants.

     As of November 2, 1997, the company had three interest rate swap agreements to reduce its exposure to floating interest rates on a $25 million notional amount. The effect of these contracts is to "fix" the interest rate payable on $25 million of the company's bank borrowings at a weighted average rate of 7.1%. The company also enters into foreign exchange forward and option contracts to hedge against currency fluctuations with respect to firm commitments to purchase machinery, equipment and certain raw materials when those commitments are denominated in foreign currencies.

     Capital Expenditures. The company maintains a significant program of capital expenditures designed to increase capacity as needed, enhance manufacturing efficiencies through modernization and increase the company's vertical integration. The company currently plans to spend approximately $36 million in fiscal 1998. The company believes that cash flows from operations and funds available under existing credit facilities will be sufficient to fund capital expenditures and working capital requirements for the foreseeable future.

Phillips Mills Acquisition

     On August 5, 1997, Culp completed the acquisition of the business and certain assets relating to the upholstery fabric businesses operating as Phillips Weaving Mills, Phillips Velvet Mills, Phillips Printing and Phillips Mills. These operating units were purchased from Phillips Industries, Inc., a privately owned corporation based in High Point, North Carolina. Based on the terms of the definitive asset purchase agreement, the transaction is valued for accounting and reporting purposes at approximately $37 million (including cash, retirement of debt and a non-compete agreement) under generally accepted accounting principles. Terms of the purchase also include additional compensation contingent upon attaining specified future growth objectives and an option for 100,000 shares of Culp's common stock.

     Funds for the cash portion of the transaction were provided from the company's revolving credit facility.




Pending Acquisition of Artee Industries

     On October 14, 1997, Culp agreed to acquire the business and substantially all the assets relating to the yarn manufacturing business operating as Artee Industries, Incorporated. Based on the definitive asset purchase agreement, the transaction value at closing is estimated to be $17.4 million (including issuance of Culp common stock, cash, a note and assumption of certain liabilities). Terms of the purchase also provide the opportunity for additional consideration of up to $7.2 million contingent upon the profitability of Artee during Culp's fiscal year ending May 2, 1999. The acquisition will be accounted for as a purchase, and the results of Artee will therefore be included in Culp's results from the closing date. Closing of the transaction is scheduled to occur no later than May 4, 1998, but may occur earlier if certain profitability levels are reached by Artee. Closing is contingent upon various conditions, including the satisfactory completion of Culp's due diligence and Artee's compliance with a minimum net worth requirement.

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

Forward-Looking Information

     The company's report on Form 10-Q may contain statements that could be deemed forward-looking statements that are inherently subject to risks and uncertainties. Factors that could influence the matters discussed in the forward-looking statements include the level of housing starts and sales of existing homes, consumer confidence and trends in disposable income. Decreases in these economic indicators could have a negative effect on the company's business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could adversely affect the company. Because of the increasing percentage of the company's sales that is derived from shipments to customers outside the United States, the relative value of the U.S. dollar relative to other currencies can affect the competitiveness of the company's products in international markets.


                            ASSET PURCHASE AGREEMENT


     THIS ASSET PURCHASE AGREEMENT (the "Agreement"), dated as of August 4, 1997, is between CULP, INC., a North Carolina corporation ("Buyer"); and PHILLIPS WEAVING MILLS, INC., a North Carolina corporation ("Weaving"), PHILLIPS PRINTING MILLS, INC., a North Carolina corporation ("Printing"), PHILLIPS VELVET MILLS, INC., a North Carolina corporation ("Velvet"), PHILLIPS MILLS, INC., a North Carolina corporation ("Mills," and together with Weaving, Printing and Velvet, the "Phillips Mills" or "Sellers," or individually, a "Seller"), PHILLIPS PROPERTY COMPANY, LLC, a North Carolina limited liability company ("Properties"); and PHILLIPS INDUSTRIES, INC., a North Carolina corporation, the controlling shareholder (or member) of each of the Sellers and Properties (the "Shareholder") (together with the Sellers, the "Seller Parties" or individually, a "Seller Party"), and S. DAVIS PHILLIPS (for the limited purposes stated in Sections 5.7, 5.12 and 7.2(e) hereof).


                              Background Statement

     The Phillips Mills operate certain upholstery fabrics manufacturing businesses (each a "Business" and collectively the "Businesses"). Sellers desire to sell and the Buyer desires to purchase certain assets used in connection with the Businesses. Buyer also will lease certain real estate from Properties and Weaving and assume certain equipment leases used in the operation of the Businesses. Based upon the representations and warranties made by each party to the other in this Agreement, the parties have agreed to consummate the sale of the Businesses on the terms contained herein.


                             Statement of Agreement

     In consideration of the premises and the mutual covenants herein contained, the parties hereto, for themselves, their successors and assigns, agree as follows:

                                                      ARTICLE I
                                         SALE OF ASSETS AND TERMS OF PAYMENT
         I.1.       The Sale.

     (a) Upon the terms and subject to the conditions of this Agreement, on the Closing Date (as defined in Section 2.1) Sellers will sell and deliver to the Buyer, and the Buyer will purchase and accept from Sellers, the assets of the Phillips Mills, whether personal, tangible or intangible (but excluding the Excluded Assets as defined herein), (all such assets being referred to herein as the "Assets"), including, without limitation:

     (i) The Phillips Mills' tangible personal property, including machinery, equipment, supplies and inventories, vehicles, furniture, furnishings, fixtures, and spare parts, including without limitation the property listed on Schedule 1.1(i) hereto;

     (ii) The Phillips Mills' rights under the contracts, purchase orders, options, leases and other agreements outstanding on the Closing Date and entered into or received in the ordinary course of business or used in the operation of a Business (the "Contracts"), including without limitation the Contracts that are listed on Schedule 1.1(ii) hereto (the "Material Contracts");

     (iii) The Phillips Mills' right, title and interest in and to all permits, licenses and other governmental authorizations, copyrights, patents, trademarks, trade names (including without limitation the rights to the trade names "Phillips Weaving Mills," "Phillips Mills," "Phillips Printing Mills," and "Phillips Velvet Mills," and any combination or shortened form thereof (collectively, the "Trade Names")), processes, computer programs and program rights, trade secrets, customer lists, and other intangible rights and interests owned by the Phillips Mills and used in connection with the Businesses;

     (iv) Certain factoring volume and borrowing obligations set forth in, and limited to, Section 12.3 of the Securities Exchange Agreement between BB&T Corporation (formerly Southern National Corporation) and Phillips Factors, Inc. (collectively, the "Factoring Agreements");

     (v) Leases and leasehold interests for the following premises (the "Assigned Leases," and together with the leases entered pursuant to Section 6.3(f), the "Leases"):

     (1) Market Square showroom (excluding the office space occupied by S. Davis Phillips and the showroom closet space adjoining such office space) in High Point, North Carolina; and

     (2) Mississippi Furniture Market showroom in Tupelo, Mississippi;

     (vi) All prepaid expenses, surety bonds, surety deposits and security deposits posted by or on behalf of the Phillips Mills in connection with the operation of the Businesses, a recent listing of which is attached hereto as
Schedule 1.1(vi) hereto;

     (vii) All books, records, correspondence, customer lists, vendor lists, product literature, designs, development records and files, computer files, technical reports and all other business documents relating to the operation of the Businesses, excluding minute and stock books;

     (viii) All of Sellers' telephone numbers and telephone directory listings and advertisements;

     (ix) All claims, causes of action and suits that Sellers have or may have against third parties in connection with the Assets (but excluding the accounts receivable of the Businesses arising from sale of goods prior to the Closing Date and claims related thereto); and

     (x) The going concern value of the Businesses.

     (b) Excluded Assets. Notwithstanding the foregoing, the Assets shall not include the following specific properties, assets, and rights, (all of which being referred to herein as the "Excluded Assets"):

     (i) cash and cash equivalents;

     (ii) accounts receivable generated from the operations of the Business prior to the Closing Date;

     (iii) all Real Estate owned by Seller Parties (including all leasehold improvements on such Real Estate subject to the Leases), except to the extent of the leasehold interests specified in Section 1.1(a);

     (iv) all amounts owed to S. Davis Phillips by any Seller or to any Seller by S. Davis Phillips;

     (v) all club memberships owned by the Seller Parties (including country club memberships and membership in the Educational Foundation, Inc.);

     (vi) athletic tickets and the rights to purchase such tickets;

     (vii) office furnishings in the office suite of Market Square Tower currently occupied by S. Davis Phillips, including furniture, accessories, decorations and leasehold improvements;

     (viii)insurance policies owned by the Sellers;

     (ix) intercompany receivables or payables from any Seller to any other Seller;

     (x) the lease for the automobile currently used by S. Davis Phillips;

     (xi) the rights of the Sellers under the Availability Agreement between Atlantic Aero, Inc. and Phillips Mills, Inc.; and

     (xii) any factoring agreements between any of the Phillips Mills and Phillips Factors Corporation.

     . I.2. Purchase Price

     (a) Upon the terms and subject to the conditions contained in this Agreement, and in consideration of the sale of the Assets, the Buyer will deliver to Sellers on the Closing Date (in accordance with delivery instructions provided by Sellers to the Buyer) the following (collectively the "Purchase Price"): the amount of $27,827,800, which amount shall be adjusted at Closing as follows: (i)-increased by the amount by which the amount paid by Buyers to Sellers on account of the Discharged Debt (as defined in Section-1.4(b)) at Closing is less than $2,800,000 or (ii)-decreased by the amount by which the amount paid by Buyers to Sellers on account of the Discharged Debt (as defined in Section 1.4(b)) at Closing is greater than $2,800,000.

     (b) Contingent Additional Payments.

     (i) On the third anniversary of the Closing, if Net Sales (as defined herein) of Phillips Weaving Products (as defined herein) for the 21 months beginning August-4, 1997 and ended May 2, 1999 (the "Measurement Period") equals or exceeds $71,000,000, Buyer shall pay to Sellers the following amount ("Additional Contingent Payment"):

     (1) $1,250,000 if Net Sales of Phillips Weaving Products during the Measurement Period is at least $71,000,000 but less than $72,000,000;

     (2) $2,500,000 if Net Sales of Phillips Weaving Products during the Measurement Period is at least $72,000,000 but less than $73,000,000;

     (3) $3,750,000 if Net Sales of Phillips Weaving Products during the Measurement Period is at least $73,000,000 but less than $74,000,000;

     (4) $5,000,000 if Net Sales of Phillips Weaving Products during the Measurement Period is at least $74,000,000 but less than $78,000,000; or

     (5) $5,500,000 if Net Sales of Phillips Weaving Products during the Measurement Period is $78,000,000 or greater.

     (ii) Books and Records. Throughout the period commencing on the Closing Date and continuing thereafter through May 2, 1999, Buyer shall maintain books and records of its operations to the extent necessary for ensuring the accurate calculation of Net Sales of Phillips Weaving Products, and Buyer shall perform all such calculations in accordance with the books and records so maintained. Net Sales are to be determined by Buyer using Buyer's current accounting and recordkeeping methods, which shall be substantially the same as those methods used by Buyer in its current business for comparable transactions. After the Closing Date, Buyer will provide Sellers monthly financial reports setting forth sufficient information to permit the calculation of Net Sales of Phillips Weaving Products.

     (iii) Operation of the Business. Buyer hereby covenants that throughout the period from the Closing Date until May 2, 1999, Buyer will continue to own and operate the Business relating to the assets producing Phillips Weaving Products acquired pursuant to this Agreement. Notwithstanding the foregoing, it is agreed by the parties that the Buyer will have sole discretion and authority over the management of the business and assets being purchased pursuant to this Agreement from and after the Closing Date, including, without limitation, decisions regarding hiring or termination of employees, product mix, selling prices, promotional programs and activities, deployment of assets, capital expenditures, supervision of employees (including management employees), assignment of personnel (including managers, supervisors, design personnel, production personnel, and others), and production schedules. The parties understand and acknowledge that: (i)-Buyer is a public company and must be managed and operated in the best interests of its shareholders by Buyer's management and board of directors; and (ii)-decisions may have to be made before and during the Measurement Period that would be in the best interests of Buyer and its shareholders but contrary to the best interests of the Seller Parties as beneficiaries of the contingent payments. With these considerations in mind, Buyer agrees (x)-to act in good faith to enhance the sales of the Business related to the assets producing Phillips Weaving Products during the Measurement Period and support the growth of such Business; (y)-not to make decisions or take actions before or during the Measurement Period that would be punitive to the Business related to the assets producing Phillips Weaving Products or designed to reduce Net Sales of Phillips Weaving Products in order to avoid making Additional Contingent Payments; and (z)-not to take any action, or refrain from taking any action, in either case for the sole purpose and with the intent of disadvantaging Seller Parties.

     (iv) Definition of Net Sales. For purposes of this Section-1.2(b), Net Sales shall be determined in accordance with generally accepted accounting principles (i.e., gross sales minus the following: returns (i.e., credit memoranda issued for returned goods); allowances (i.e., credit memoranda issued when goods are not returned); sales rebates to customers (i.e., amounts rebated to customers based on volume levels); quality settlements (i.e., amounts paid to customers in excess of fabric cost); cash discounts (for payment within specified terms); export sales commissions to foreign agents or facilities (but excluding commissions to foreign sales representatives); and export letter of credit discount fees (but excluding the cost of issuance of such export letters of credit)).

     (v) Definition of Phillips Weaving Products. For purposes of this Section 1.2(b), "Phillips Weaving Products" shall refer to all goods designed for Weaving by Weaving designers (including without limitation independent contractor designers or other nonemployee designers of Weaving engaged to design products for Weaving).

     (vi) Calculation of Net Sales and Any Additional Contingent Payment.

     (1) In connection with the calculation of Net Sales of Phillips Weaving Products during the Measurement Period and the making of any Additional Contingent Payment in accordance with this Section 1.2(b), Buyer shall deliver to the Seller Parties within 30 days of the end of each of Buyer's fiscal quarters during the Measurement Period a schedule, prepared by Buyer and reviewed by KPMG Peat Marwick LLP ("KPMG") (or such other certified public accounting firm ("CPA") as Buyer is then using) setting forth the computation of Net Sales as of the end of such fiscal quarter and the amount of any Additional Contingent Payment, along with copies of such backup documentation and such financial information and access to personnel of KPMG (or such other CPA firm as Buyer is then using) and chief financial officer of Buyer as is reasonable to inform the Seller Parties of the information and calculations used in making such computation. Buyer's computation of any such payment shall be conclusive and binding upon the parties hereto unless, within thirty (30) days following the Seller Parties' receipt of each quarterly schedule from Buyer, the Seller Parties notify Buyer in writing (for purposes of this Section 1.2(b)(vi)(1), the "Seller's Notice") that it disagrees with Buyer's computation of such Net Sales or the amount of any Additional Contingent Payment. Such Seller's Notice shall include a schedule, prepared by the Seller Parties and reviewed by Craven and Blue, CPA) (or such other CPA firm as Seller Parties are then using) setting forth the Seller Parties' computation of such Net Sales and any other objection to the Buyer's schedule and the amount of any Additional Contingent Payment, along with copies of such backup documentation and such financial information (other than that previously supplied by Buyer to the Seller Parties) as is reasonable to inform Buyer of the information and calculations used in making the Seller Parties' computation.

     (2) The Seller Parties' computation of such Net Sales and the amount of any Additional Contingent Payment shall be conclusive and binding upon the parties hereto unless, within thirty (30) days following Buyer's receipt of the Seller's Notice, Buyer notifies the Seller Parties in writing that it disagrees with the Seller Parties' computation of such Net Sales or the amount of any Additional Contingent Payment. Upon any such disagreement, Buyer and the Seller Parties shall submit such disagreement to binding arbitration as provided herein. Buyer and Seller Parties shall appoint a mutually acceptable arbitrator from a list of arbitrators recognized by the American Arbitration Association ("AAA") to resolve the disagreement. If Buyer and Seller Parties cannot agree on a mutually acceptable arbitrator, each shall appoint an arbitrator of choice from a list of arbitrators recognized by the AAA and the appointed arbitrators shall appoint a third arbitrator from the list, and the three arbitrators shall hear the parties and settle the disagreement. The proceedings shall be conducted under and governed by the Commercial Rules of the American Arbitration Association, as in effect from time to time. All arbitration hearings shall be conducted in the State of North Carolina. The arbitrators shall have no power to award punitive or exemplary damages, to ignore or vary the terms of this Agreement and shall be bound to apply controlling law. The computation of such Net Sales and any
Additional Contingent Payment and resolution of such matters by the arbitrator(s) shall be conclusive and binding upon Buyer and the Seller Parties. The Seller Parties and the Buyer shall each bear one-half of the cost of the arbitrators engaged to resolve a dispute under this Section.

     . All expenses of the Phillips Mills with respect to the operation of the Businesses shall be prorated on a daily basis between Buyer and Sellers as of the Closing Date. Sellers shall be responsible for all expenses, charges or bills attributable to the period prior to the Closing Date, and Sellers agree to pay in full within 15 days after the Closing Date their pro rata share of all such expenses that have been billed as of the Closing Date; provided, however, that Sellers' prorated portion of all such expenses, charges or bills which have accrued but have not yet been billed shall be paid in full by Sellers by the later of (a) 60 days after Closing Date or (b) 30 days after the receipt of the bill for such charges. Sellers shall have sole responsibility for the payment of all sales taxes, excise taxes, payroll taxes, withholding taxes or other taxes or payments to government entities collected or payable by Sellers or their agents in connection with the management or operation of the Businesses for or during the period prior to the Closing Date.

     Without limiting the generality of the foregoing, the following items shall be prorated as of the Closing Date:

     (a) Water and utility charges and sanitary sewer taxes, if any;

     (b) Charges under service, management, lease or other agreements affecting the Assets or the Businesses which remain in effect after the Closing Date; and

     (c) Other operating expenses not covered by any of the above subsections.

     . I.4. Assignment and Assumption of Obligations and Liabilities

     (a) As of and after the Closing Date, subject to Section 1.5, Buyer shall assume and pay, discharge and perform, and Sellers shall assign to Buyer all the obligations and liabilities of the Sellers under the Contracts, the Factoring Agreements and the Assigned Leases, but only to the extent that such liabilities and obligations accrue with respect to a time or period after the Closing Date.

     (b) Buyer will not assume Sellers' bank debt and equipment notes as set forth on Schedule 1.4(b) hereto (the "Discharged Debt"), but will make a cash payment to or as directed by Sellers at the Closing in an amount necessary to pay the outstanding principal balance plus accrued interest under such Discharged Debt as of the Closing Date (but excluding any prepayment premiums, penalties, late fees or other charges), and the Sellers agree immediately (i)-to apply such funds to pay off such liabilities, (ii)-to, at its own expense, pay such prepayment premiums, penalties, late fees or other charges as may be necessary to discharge such Discharged Liabilities in full and (iii)-obtain the release of any and all liens on any of the Assets securing such liabilities as of the Closing Date.

     (c) Except as explicitly set forth in this Agreement, Buyer shall neither assume nor become liable for the payment or performance of any obligations, claims, liabilities, contracts, commitments or undertakings of Seller Parties, whether accrued or unaccrued, known or unknown, fixed or contingent, reported or unreported, including but not limited to environmental liabilities, workers compensation claims, medical or disability claims or other benefits, and product liability for products manufactured or sold before the Closing Date (except to the extent provided in Section 7.2(c)).

     . If any of the Contracts or Assigned Leases or any other property or rights included in the Assets are not assignable or transferable either by virtue of the provisions thereof or under applicable law without the consent of some other party or parties, the Seller Parties shall use all reasonable efforts to obtain such consents prior to the Closing Date and shall notify Buyer on or prior to the Closing Date of any consents not so obtained. If any such consent cannot be obtained with respect to any Assigned Lease or Material Contract prior to Closing, Buyer may (a) in the exercise of its sole discretion waive such requirement as a condition to Closing, and in such event, this Agreement, and the related instruments of transfer shall not constitute an assignment or transfer thereof and Buyer shall not assume the Sellers' obligations with respect thereto or (b)-terminate this Agreement pursuant to Section 8.1(d). Following the Closing, Seller Parties shall use all reasonable efforts to obtain any consents not previously obtained as soon as possible after the Closing Date or otherwise obtain for Buyer the practical benefit of such property or rights, but Seller Parties shall be under no obligation to make payments to obtain such consents or otherwise purchase the benefit of such property or rights for Buyer.

     . The Purchase Price will be allocated to the Assets as may be reasonably determined by the Buyer.


                                   ARTICLE II
                                   THE CLOSING


     II.1. Time and Place of Closing. The closing (the "Closing") of the sale and purchase of the Assets shall take place on August-4, 1997 at the offices of Robinson, Bradshaw & Hinson, P.A. beginning at 9:00, A.M., local time, or on such other date or at such other time or place as shall be mutually satisfactory to the parties hereto (the "Closing Date").

     . At the Closing, Sellers will deliver to Buyer the following:

     (a) Bills of sale, assignments, the Assigned Leases and other instruments of transfer and conveyance reasonably required by Buyer, transferring and assigning to Buyer the Assets.

     (b) Evidence satisfactory to Buyer and its counsel that the liens on the Assets to be released at Closing as reflected on Schedule 2.2(b) hereto, have been released as of the Closing Date.

     (c) The opinions, certificates, consents and other documents contemplated by Section-6.3 hereof.

     (d) All other documents, certificates, instruments and writings required hereunder to be delivered by Seller Parties, or as may reasonably be requested by Buyer at or prior to the Closing Date pursuant to this Agreement.

     . At the Closing, Buyer will deliver to Sellers the following:

     (a) Payment of $27,827,800, as adjusted pursuant to Section-1.2(a) (by wire transfer or other immediately available funds).

     (b) The Option Agreement.

     (c) The opinions,  certificates and other documents contemplated by Section
6.2 hereof.

     (d) All other documents, certificates, instruments and writings required hereunder to be delivered by Buyer, or as may reasonably be requested by Seller Parties at or prior to the Closing Date pursuant to this Agreement.


                                   ARTICLE III
                    REPRESENTATIONS AND WARRANTIES OF SELLERS

     Each of the Seller Parties jointly and severally represent and warrant to Buyer as follows:

     . Each of the Sellers is a corporation or limited liability company duly organized, validly existing and in good standing under the laws of its state of organization. Each Seller has the full power and authority to own, lease and operate the Assets and carry on its Business as such operations are now being conducted. Except as set forth on Schedule 3.1 attached hereto, all of the issued and outstanding capital stock of each of the Sellers has been duly authorized and validly issued and is fully paid and nonassessable and is entirely owned by the Shareholder. There are no outstanding options, warrants, convertible rights, calls, puts or other rights or commitments of any character to acquire the capital stock of the Sellers, no contracts or commitments to issue any such options, warrants, convertible rights, calls, puts or other rights or similar agreements affecting the shares of stock of the Sellers. Each Seller is duly qualified to do business and in good standing as a foreign corporation or limited liability company, as applicable, in the states set forth on Schedule 3.1 attached hereto, which are all the states in which either the ownership or use of its properties, or the nature of the activities conducted by it, requires such qualification. The Phillips Mills do not presently own, directly or indirectly, any shares of capital stock of or other equity interest in any corporation, partnership or other entity nor are the Phillips Mills otherwise under any obligation to purchase or subscribe for any interest in, make any loan or advance to, or otherwise in any manner make any investment in, any corporation, partnership or other entity.

     . Each Seller, Properties and the Shareholder has the full corporate power, authority and legal right to execute and deliver this Agreement and to carry out the transactions and perform its obligations contemplated hereby. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly and validly authorized by all necessary corporate action on the part of each Seller Party and no other proceedings on the part of any Seller Party are necessary to authorize this Agreement. This Agreement has been duly and validly executed and delivered by each Seller Party and constitutes a legal, valid and binding obligation of each Seller Party, enforceable against each of them in accordance with its terms.

     . No permit, consent, approval or authorization of, or declaration to or filing with, any governmental or regulatory authority is required in connection with any aspect of the execution, delivery and performance of this Agreement, except for compliance with the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act"). The execution, delivery and performance of this Agreement by each Seller Party will not (a) conflict with any provision of the Articles of Incorporation or bylaws of each of the Phillips Mills or the Shareholder, (b) conflict with any provision of the Articles of Organization or Operating Agreement of Properties, (c) except as set forth on Schedule 3.3, result in a default (or give rise to any right of termination, cancellation or acceleration) under any of the terms, conditions or provisions of any note, bond, mortgage, indenture, Contract, Assigned Lease or other debt instrument or obligation relating to any Business or to which any Seller Party is a party or to which any of the Assets may be subject, except for such defaults (or rights of termination, cancellation or acceleration) as to which requisite waivers or consents have been obtained, or (d) violate any law, statute, rule, regulation, order, writ, injunction or decree of any federal, state or local governmental authority or agency.

     . Each Seller has furnished to Buyer audited financial statements as of and for the twelve month periods ending on or about December 31, 1994, 1995 and 1996, and unaudited balance sheets and statements of income for each of the six months ended June-28, 1997. The foregoing statements are hereinafter referred to as the "Financial Statements." The Financial Statements (a) fairly present the results of operations and financial position of the Sellers for the periods and as of the dates set forth, in accordance with generally accepted accounting principles consistently applied, except for normal adjustments in the case of unaudited financial statements, and (b) are consistent with the books and records of the Sellers.

     . Except as set forth in  Schedule-
-3.5  hereto,  no Seller has any material
obligation or liability (whether absolute, contingent or otherwise, including, without limitation, product liability and warranty obligations) except liabilities, obligations or contingencies (i) which are fully accrued or reserved against in the Financial Statements or (ii) which were incurred in the ordinary course of business since the date of the Financial Statements.

     . Except as set forth in Schedule 3.6 and except as otherwise contemplated by this Agreement, since December 31, 1996 there has not been (a) any material adverse change in any Business or the results of its operation, properties or prospects; (b) any damage, destruction or casualty loss, whether covered by insurance or not, materially and adversely affecting the Assets or any Business;
(c)-(i)-any material increase in the rate or terms of compensation payable to or to become payable to any Seller's employees (the "Employees"), except increases occurring in accordance with such Seller's customary practices (including the general increase in employee pay rates in January 1997) or as required by existing employment agreements or (ii)-any material modifications in employee benefits to the Employees; (d)-entry into, termination of (except by reason of the occurrence of a contractually specified termination date) or material amendment to any contract or commitment or license or permit material to any Business, except in the ordinary course of business or as contemplated herein;
(e) any creation of or assumption of any mortgage, pledge, or other lien or encumbrance upon any of the assets of the Sellers, including the Assets; (f)-any sale, assignment, lease, transfer or other disposition of any of the Assets, except in the ordinary course of business; (g) any imposition or incurring of any obligation or liability, fixed or contingent, except in the ordinary course of business; (h) except as otherwise provided in this subsection, entry into any agreement with respect to the operation of any Business pursuant to which the aggregate annual financial obligation of the Buyer may exceed $10,000, or which is not terminable by Buyer without penalty upon thirty (30) days' notice or less; (i)-any commitment to make any purchase for, or sale of, any inventories relating to the operation of any Business, except in the ordinary course of business; (j)-any commitment in excess of $10,000 for any capital expenditure;
(k)-any change in the accounting practices of any Seller or the manner in which it maintains its books of account and records; (l)-any loss or termination of any account with a customer that constitutes one of the fifteen largest customers of the Businesses; or (m) any transaction otherwise relating to any Business not in the ordinary course of business.

     . All Contracts existing as of the date hereof and that involve liabilities and obligations of any Business of more than $4,000 annually or a term of more than two years after the Closing Date are listed on Schedule 1.1(ii). Except as set forth on Schedule 3.7, all of the Contracts (as defined in Section 1.1) may be assigned by Sellers to Buyer without the consent of any other party, or, if required, such consent will be obtained by Sellers, subject to Section 1.5, prior to the Closing. Each Seller has complied in all respects with the provisions of such Contracts and is not now and at the Closing Date will not be in default under any of them. To the best of each Seller's knowledge, there is not any breach or anticipated breach by any other party to such Contracts and no Seller has received any notice of any alleged breach or claimed right of termination. Each of such Contracts will be in full force and effect at the Closing Date with no modification of its respective terms, unless by its terms it expires prior thereto. No Seller has any contracts, oral or written, with any sales representatives. No Seller has any written contract with any of its employees, except for designer contracts with Stan Cathell and Merebeth Rampula, copies of which have been furnished to Buyer. Sellers have delivered to the Buyer a correct and complete copy of, or a written summary of the material terms of, each Material Contract, as amended to the date hereof.

     . Except as set forth in Schedule 3.8, there are no legal, administrative, arbitration or other proceedings or governmental investigations pending or, to each Seller's knowledge, threatened against any Seller Party in connection with the operation of any Business. There is no court order, judgment or decree adversely affecting any Business.

     . Except as disclosed on Schedule-3.9 hereto, no Seller is a party to any collective bargaining agreement or any other union labor agreement covering or relating to any of the Employees (as defined below), and has not recognized and has not received a demand for recognition of any collective bargaining representative with respect thereto. There are no strikes, labor disputes or work stoppages in effect or, to the knowledge of any Seller, threatened against any Seller. No Seller has committed any unfair labor practice. No Seller or any Seller's officers, directors, members, managers or employees with responsibility for employment matters has any knowledge of any organizational effort presently being made or threatened by or on behalf of any labor union with respect to employees of any Seller.

     . III.10. Employee Benefit Plans; ERISA

     (a) Schedule 3.10 lists all employee pension and welfare plans or arrangements, including, without limitation, pension or profit sharing or thrift plans, company contributions to medical benefit, death benefit and disability programs, and vacation, severance and sick leave policies applicable to the employees of the Businesses (the "Employees"). Except as set forth on Schedule-3.10, with respect to all "employee benefit plans" (as defined in Section-3(3) of the Employee Retirement Income Security Act ("ERISA")) to which any Seller contributes on behalf of Employees (capitalized terms used in this Section 3.10 and not otherwise defined herein shall have the meanings specified in ERISA):

     (i) all such plans comply in all material respects with ERISA and other applicable laws and regulations;

     (ii) all contributions which were due and payable by any Seller on or before the date hereof to such plans have been made;

     (iii) none of the plans subject to Title-IV of ERISA has been terminated, no proceeding to terminate any of such plans has been instituted, and there has been no complete or partial withdrawal, cessation of facility operations or occurrence of any other event that would result in the imposition of liability on any Seller under Title-IV of ERISA;

     (iv) The market value of assets under each such employee benefit plan which is an Employee Pension Benefit Plan (other than any Multiemployer Plan) (as such terms are defined in ERISA) equals or exceeds the present value of all vested and nonvested liabilities thereunder determined in accordance with Pension Benefit Guaranty Corporation ("PBGC") methods, factors, and assumptions applicable to an Employee Pension Benefit Plan terminating on the date for determination; and

     (v) The Sellers have delivered to the Buyer correct and complete copies of the plan documents and summary plan descriptions, the most recent determination letter received from the Internal Revenue Service, the most recent Form 5500 Annual Report, and all related trust agreements, insurance contracts, and other funding agreements which implement each such Employee Benefit Plan.

     (b) With respect to each employee benefit plan that any of the Sellers or any entity under common control with any Seller maintains or ever has maintained or to which any of them contributes, ever has contributed, or ever has been required to contribute:

     (i) No such employee benefit plan which is an Employee Pension Benefit Plan (other than any Multiemployer Plan) has been completely or partially terminated or been the subject of a Reportable Event as to which notices would be required to be filed with the PBGC. No proceeding by the PBGC to terminate any such Employee Pension Benefit Plan (other than any Multiemployer Plan) has been instituted or threatened.

     (ii) There have been no Prohibited Transactions with respect to any such employee benefit plan. No fiduciary has any liability for breach of fiduciary duty or any other failure to act or comply in connection with the administration or investment of the assets of any such employee benefit plan. No action, suit, proceeding, hearing, or investigation with respect to the administration or the investment of the assets of any such employee benefit plan (other than routine claims for benefits) is pending or threatened.

     (iii) No Seller has incurred, or has any reason to expect that any Seller will incur, any liability to the PBGC (other than PBGC premium payments) or otherwise under Title IV of ERISA (including any withdrawal liability) or under the Internal Revenue Code with respect to any such employee benefit plan which is an Employee Pension Benefit Plan.

     (c) No Seller or any entity under common control with any Seller contributes to, ever has contributed to, or ever has been required to contribute to any Multiemployer Plan or has any liability (including withdrawal liability) under any Multiemployer Plan.

     (d) No Seller or any entity under common control with any Seller maintains or ever has maintained or contributes, ever has contributed, or ever has been required to contribute to any Employee Welfare Benefit Plan (as defined in ERISA) providing medical, health, or life insurance or other welfare-type benefits for presently or future retired or terminated employees, their spouses, or their dependents, other than in accordance with Internal Revenue Code Sec. 4980B.

     (e) Prior to and as of the Closing Date, Sellers sponsor the Phillips Mills, Inc. Group Benefit Plan ("Sellers' Health Care Plan"). Sellers' Health Care Plan is a self-insured medical reimbursement plan established to assist Sellers in providing medical benefits ("Benefits") to Sellers' employees and their dependents, who meet the eligibility provisions of Sellers' Health Care Plan ("Participants"). Except for the Incurred But Unpaid Health Care Claims referred to in Section 5.6(b) of this Agreement, as of the Closing Date, Sellers have paid, or provided for the payment of, all health care expenses incurred by Sellers' employees and their dependents that are covered under the Sellers' Health Care Plan in accordance with its terms.

     (f) As of the Closing Date two (2) individuals, who were previously employed by Sellers, are participating in Sellers' Health Care Plan under the COBRA continuation coverage requirements of Internal Revenue Code ("IRC") s-4980B and ERISA S-601 et seq., ("COBRA Participants"). Except for COBRA Participants, as of the Closing Date, the only individuals participating in Sellers' Health Care Plan are the individuals currently employed by Sellers and their dependents, who meet the eligibility provisions of Sellers' Health Care Plan.

     (g) The Sellers have complied in all respects with the provisions of ERISA S-601 et seq., IRCS-4980B, or Proposed Treasury Regulation S-1.162-26 ("COBRA Laws") that govern or apply to Sellers' Health Care Plan or to any other employee benefit plan sponsored by the Sellers at any time.

     . Each Seller has timely filed or will timely file all federal, state and local tax returns and reports required to be filed for any period ending onI or before the Closing Date, or if applicable, any period that includes the Closing Date. All such tax returns are or will be correct and complete in all material respects. Each Seller has properly calculated and has timely paid or will timely pay or cause to be paid all income taxes and other taxes of any kind of any taxing authority (whether or not shown on any tax return) due to any taxing authority ("Taxes") with respect to all such periods. No Seller has received written notice that the Internal Revenue Service or any other taxing authority has asserted against such Seller any deficiency or claim for additional Taxes in connection therewith. No Seller has been granted or has given any waiver of any statute of limitations with respect to, or any extension of a period for the assessment or filing of, any Tax. All deposits required by law to be made by each Seller with respect to employees' withholding taxes have been made. Each Seller has withheld and paid all Taxes required to have been withheld and paid in connection with the amounts paid or owing to any employee, independent contractor, creditor, stockholder or other third party. There are no tax liens on any assets of any Seller, except liens for Taxes not yet due. There are no claims pending against any Seller for past due Taxes, and no Seller Party has knowledge of any such threatened claim or the basis for any such claim. There are not now any matters under discussion with any federal, state, local or other authority with respect to any additional Taxes relating to the Sellers.

     . Schedule 3.12 lists all material licenses, permits and authorizations that are held by any Seller as of the date hereof and are required for the conduct of the Businesses, as presently conducted. All such licenses, permits, and authorizations are in full force and effect, with no material violations of any of them having occurred or, to each Selling Party's knowledge, been alleged to have occurred, and with no proceedings pending or, to each Selling Party's knowledge, threatened, that would have the effect of revoking or materially limiting or affecting the transfer or renewal of any such licenses or permits. Except as set forth in Schedule 3.12 or otherwise disclosed in this Agreement
(a) such licenses and authorizations are not subject to any restrictions or conditions that would limit operation of any Business as presently conducted;
(b) there are no applications by any Seller in connection with any Business or material complaints by others pending or threatened in writing as of the date hereof before any governmental agency relating to any Business, other than proceedings that affect the industry generally.

     . Each Seller,  in the operation of its Business:

     (i)-possesses all of the business licenses, permits (including environmental permits) and authorizations (collectively, "Authorizations") that are necessary for legally conducting its Business as presently conducted, and has made such filings as may be required by local, state or federal governments;
(ii)-is in compliance with all applicable laws, rules and regulations, including those relating to the employment of labor (including OSHA), wages, hours, collective bargaining, immigration, discrimination and the payment of social security and similar taxes and (iii)-is not liable for any arrears of wages or any penalties for failure to comply with any of the foregoing.

     . The Sellers have, and on the Closing Date will have, all right, title or interest, as applicable, to each class of Assets, free and clear of all liens, pledges, security interests, charges, claims, restrictions or other encumbrances and defects of title of any nature whatsoever except as listed on Schedule 3.14. The Assets constitute all of the assets used in connection with the operation of the Businesses other than the Excluded Assets.

     . Schedule 3.15 lists all bank accounts and safe deposit boxes of the Sellers used in connection with the Businesses, all powers of attorney in connection with such accounts, and the names of all persons authorized to draw thereon or to have access thereto.

     . Except as noted thereon, Schedule 3.16 lists the names and current salary rates of all the Employees as of the date hereof. Each Business has complied with all applicable laws and regulations relating to the employment of labor, including those related to wages, hours, collective bargaining, immigration, discrimination, and the payment of Social Security or similar taxes. There are no unfair labor practice claims or charges pending involving any Seller relating to the operation of the Businesses.

     Schedule 3.17 lists all of the Sellers' insurance policies relating to the Assets or the Businesses in effect as of the date hereof, and indicates the insurer's name, policy number, expiration date and amount and type of coverage. With respect to each such insurance policy: (A) Sellers have provided Buyers with a copy of each such policy; (B) Sellers will pay all premiums with respect to such policies and discharge all obligations required to keep such policies in effect through the Closing Date; (C) no Seller or, to the knowledge of any Seller, any other party to the policy is in breach or default (including with respect to the payment of premiums or the giving of notices), and no event has occurred which, with notice or the lapse of time, would constitute such a breach or default, or permit termination, modification, or acceleration, under the policy; and (D) no party to the policy has repudiated any provision thereof.

     . The Sellers own or lease all buildings, machinery, equipment, and other tangible assets necessary for the conduct of the Businesses as presently conducted and as presently proposed by Sellers to be conducted. Each such tangible asset is in good operating condition and repair (subject to normal wear and tear and items immaterial to the operation of the Businesses), and is suitable for the purposes for which it presently is used and presently is proposed by Sellers to be used.

     . Each of the Leases is legal,  valid,  binding,  enforceable,  and in full
force  and  effect,  except  as  may  be  limited  by  bankruptcy,   insolvency,
reorganization and similar laws affecting creditors generally and by the availability of equitable remedies. Neither any Seller nor, to the knowledge of any Seller, any other party is in default, violation or breach in any respect under any Assigned Lease, and no event has occurred and is continuing that constitutes or, with notice or the passage of time or both, would constitute a default, violation or breach by any Seller, or to the knowledge of Seller, any other party in any respect under any Assigned Lease. Each Lease grants the tenant under the lease the exclusive right to use and occupy the demised premises thereunder. Each Seller has good and valid title to the leasehold estate under its Lease free and clear of all liens, claims and encumbrances.

     . No Seller Party has received any notice of or has knowledge of any facts giving reason to believe any major customer account, defined for purposes of this Section as any customer that constitutes one of the fifteen largest customers of the Businesses taken as a whole, is being canceled, terminated or is being considered or threatened for cancellation, termination or nonrenewal, whether as a result of the transactions contemplated by this Agreement or otherwise.

     . III.21. [Intentionally Omitted]

     . All trademarks, trade names, copyrights or patents owned or used by any Seller in connection with the Businesses, together with any applicable registrations, are disclosed in Schedule 3.22. Except as shown in such Schedule, all such trademarks, trade names, copyrights or patents, and any applicable registrations are owned by the Sellers and are not the subject of any proceeding challenging their use, or seeking to deny, modify or revoke any registration or application therefor or renewal thereof. Each Seller is entitled to use all trade names, trademarks, patents, designs, production processes, copyrights and licenses and all other intellectual property rights used by it in connection with its Business, and no Seller has granted any right, title or interest in or to any such intellectual property. No Seller has, to the best of its knowledge, interfered with, infringed upon, misappropriated, or otherwise come into conflict with any patents, trademarks, or intellectual property rights of third parties, and no Seller has received any charge, complaint, claim, demand, or notice alleging any such interference, infringement, misappropriation or violation (including any claim that such Seller must license or refrain from using any patent, copyright, trademark or intellectual property rights of any third party) and which is unresolved.

     . Except as specified on Schedule 3.23:s

     (a) No Hazardous Materials (as defined in this Section-3.23) are stored or otherwise located on real property owned, leased or otherwise operated by any Seller (the "Real Property"), and no part of the Real Property, including the soil and groundwater located thereon and thereunder, is presently contaminated by any such substance; no Hazardous Materials have been released, stored, treated or disposed of on, in or about the Real Property; and no improvement located on the Real Property contains any asbestos or substances containing asbestos;

     (b) No portion of the Real Property has ever been used as or for a mine, a landfill, a dump or other disposal facility, a gasoline service station, or a petroleum products storage facility;

     (c) There are no underground storage tanks situated on the Real Property, nor have any been removed from the Real Property;

     (d) All activities, and operations of the Businesses meet, and have in the past met, the requirements of all applicable Environmental Laws (as defined in this Section-3.23);

     (e) In connection with or arising out of the operation of its Business, no Seller has ever sent any Hazardous Materials to a site which, pursuant to any Environmental Law, (1) has been placed on the "National Priorities List," the CERCLIS list, or any other similar federal or state list, or (2)-which is subject to a claim, an administrative order or other request to take any type of response action or to pay for the costs of response action at such a site;

     (f) In connection with or arising out of the operation of its Business, (i) no Seller is involved in any suit or proceeding, and no Seller has received any notice or information request from any governmental agency or other party, with respect to any Hazardous Material or any violation of any Environmental Law, and
(ii) no Seller has received any notice of any claim from any person or entity relating to personal injury, death or property damage from exposure to any Hazardous Material or violation of any Environmental Law; and

     (g) In connection with or arising out of the operation of its Business, each Seller has timely filed all reports required to be filed, has acquired all necessary certificates, approvals and permits (none of which shall be lost or adversely affected as a result of the transaction contemplated herein), and has generated and maintained in all material respects all required data, documentation and records under all applicable Environmental Laws.

     As used herein, "Hazardous Materials" means any substances or materials (i) which are defined as hazardous wastes, hazardous substances, pollutants, contaminants or toxic substances under any Environmental Law; (ii) which are toxic, explosive, corrosive, flammable, infectious, radioactive, mutagenic, dangerous or otherwise hazardous; (iii) the presence of which require investigation or remediation under any Environmental Law or common law; (iv) which constitute a danger, a nuisance, a trespass or a health or safety hazard to persons or property; (v) which include, without limiting the foregoing, underground storage tanks, whether empty, filled or partially filled with any substance; and/or (vi) which are or contain, without limiting the foregoing, asbestos, polychlorinated biphenyls, urea formaldehyde foam insulation, petroleum hydrocarbons, petroleum derived substances or waste, crude oil or any fraction thereof, nuclear fuel, natural gas or synthetic gas (excluding petroleum or natural gas products for on-site use properly stored in accordance with all Environmental Laws in gas pipelines serving the Real Property, vehicles, machinery or above ground storage tanks).

     As used herein, "Environmental Laws" shall mean any and all federal, state and local laws, statutes, ordinances, rules, regulations, permits, directives, licenses, approvals, guidances, interpretations, and orders, and all other legal requirements relating to the protection of human health or the environment, including, but not limited to, requirements pertaining to the manufacture, processing, distribution, use, treatment, storage, disposal, transportation, handling, reporting, licensing, permitting, investigation or remediation of materials that are or may constitute a threat to the environment. Environmental Laws include, without limitation, the Comprehensive Environmental Response, Compensation, and Liability Act (42 U.S.C. S-9601, et. seq.) ("CERCLA"), the Hazardous Material Transportation Act (49 U.S.C. S-1801, et. seq.), the Resource Conservation and Recovery Act (42 U.S.C. S-6901, et. seq.) ("RCRA"), the Federal Water Pollution Control Act (33 U.S.C. S-1251, et. seq.), the Clean Air Act (42 U.S.C. S-7401, et. seq.), the Toxic Substances Control Act (15 U.S.C. S-2601, et. seq.), the Safe Drinking Water Act (42 U.S.C. S-300, et. seq.), the Environmental Protection Agency's regulations relating to underground storage tanks (40 C.F.R. Parts 280 and 281), and the Occupational Safety and Health Act (29 U.S.C. S-651, et. seq.) ("OSHA"), as such laws and regulations have been amended or supplemented, and applicable state and local statutes, and the rules and regulations promulgated under such federal, state and local laws.

     Seller Parties have previously delivered to Buyer copies of all reports, files, surveys, records, licenses, certificates, orders and all other documents in its possession of any type relating to the matters described in this Section 3.23.

     . Each product shipped by any Seller has been in conformity with all applicable contractual commitments and all express and implied warranties, and no Seller has any liability (and to the best knowledge of Sellers, there is no basis for any present or future action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand against any of them giving rise to any liability) for replacement or repair thereof or other damages in connection therewith. No product manufactured, sold, leased, or delivered by any Seller is subject to any guaranty, warranty, or other indemnity beyond the applicable standard terms and conditions of sale or lease. The Sellers have provided to the Buyer copies of the standard terms and conditions of sale or lease for each Seller.

     . No Seller has any liability (and, to the best knowledge of Sellers, there is no basis for any present or future action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand against any of them giving rise to any liability) arising out of any injury to individuals or property as a result of the ownership, possession, or use of any product manufactured, sold, leased, or delivered by any Seller ("Product Liability"), except for potential claims which are fully covered by insurance.

     . The representations and warranties contained in this Article III and all other information or documents (including the Schedules to this Agreement) delivered by any Seller Party or Properties to Buyer in connection with the transaction described herein do not contain any untrue statement of a material fact or omit to state any material fact necessary in order to make the statements and information contained therein not misleading.


                                   ARTICLE IV
                     REPRESENTATIONS AND WARRANTIES OF BUYER

     Buyer  represents  and  warrants  to  Sellers  as  follows:
 .
Buyer is a corporation duly organized, validly existing and in good standing under the laws of the State of North Carolina and has the requisite power and authority to own, lease and operate its properties and to carry on its business as now being conducted.

     . Buyer has the full corporate power, authority and legal right to execute and deliver this Agreement and to consummate the transactions contemplated hereby. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly and validly authorized by all necessary corporate action on the part of Buyer and no other proceedings on the part of Buyer are necessary to authorize this Agreement. This Agreement has been duly and validly executed and delivered by Buyer and constitutes a legal, valid and binding obligation of Buyer, enforceable against Buyer in accordance with its terms.

     . No permit, consent, approval or authorization of, or declaration to or filing with, any governmental or regulatory authority is required in connection with any aspect of the execution, delivery and performance of this Agreement, except for compliance with the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act"). Neither the execution, delivery and performance of this Agreement by Buyer will (a) conflict with or result in any breach of any provision of the Articles of Incorporation or bylaws of Buyer, (b) result in a default (or give rise to any right of termination, cancellation or acceleration) under any of the terms, conditions or provisions of any note, bond, mortgage, indenture, agreement, lease or other instrument or obligation to which Buyer is a party or by which any of its assets may be bound, except for such defaults (or rights of termination, cancellation or acceleration) as to which requisite waivers or consents have been obtained, or (c)-violate any law, statute, rule, regulation, order, writ, injunction or decree of any federal, state or local governmental authority or agency.

     . Buyer knows of no facts that would, under present law, disqualify Buyer as a transferee of the licenses, permits and authorizations listed in Schedule
3.12 or as owner and operator of the Business. Should Buyer become aware of any such facts, it will promptly notify Sellers in writing thereof and use its best efforts to prevent any such disqualification.

     . There are no legal, administrative, arbitration or other proceedings or governmental investigations pending or, to the knowledge of Buyer, threatened against Buyer or any of its subsidiaries that would give any third party the right to enjoin or rescind the transactions contemplated hereunder.


                                    ARTICLE V
                            COVENANTS OF THE PARTIES

     V.1. Conduct of Business. Except as contemplated by this Agreement, during the period from the date of this Agreement to the Closing Date, each Seller will conduct its Business in a manner consistent with prior practice and in the ordinary and usual course. Without limiting the generality of the foregoing, except as otherwise expressly provided in or contemplated by this Agreement, prior to the Closing Date, without the prior written consent of Buyer, no Seller or Properties will, and the Shareholder will not cause or permit any Seller or Properties to:

     (a) enter into any material contract or commitment relating to the operation of its Business except in the ordinary course of business;

     (b) amend, modify or waive any material provision of any Contract;

     (c) fail to maintain and keep its properties and equipment in good repair, working order and condition, except for ordinary wear and tear;

     (d) fail to keep in full force and effect insurance comparable in amount and scope of coverage to that now maintained by such Seller;

     (e) fail to perform such Seller's obligations under all Contracts to which it is a party;

     (f) fail to use its best efforts to maintain and preserve its business organizations, retain its present employees and maintain its relationship with suppliers, customers and others having business dealings with such Seller;

     (g) fail to maintain its books of account and records in the usual and regular manner and not make any changes in its accounting practices;

     (h) fail to comply with all material laws and regulations applicable to it and to the conduct of its Business;

     (i) amend its Articles of Incorporation or Bylaws, or Articles of Organization or Operating Agreement, as applicable;

     (j) take, or agree in writing or otherwise to take, any action that would make any of the representations of the Seller Parties set forth in this Agreement untrue or incorrect in any material respect or would result in any of the conditions set forth in this Agreement not being satisfied;

     (k) create or assume any mortgage, pledge, lien, or other encumbrance with respect to the Assets, whether now owned or hereafter acquired; or

     (l) sell, assign, lease, transfer, or otherwise dispose of any of the Assets, except for sales of finished goods inventory in the ordinary course of business.

     (m) take any action, or fail to take action, that would cause Net Sales of Phillips Weaving Products to be recorded for accounting purposes in the Measurement Period rather than in any period prior to the Measurement Period for the purpose of increasing the likelihood of receiving, or the amount of any, Additional Contingent Payment pursuant to Section 1.2(b) of this Agreement.

     . During the period from the date hereof until the Closing Date, Sellers shall furnish to Buyer monthly unaudited financial statements relating to the Businesses, to the extent prepared by the Sellers in accordance with their usual business practices. As soon as such statements are prepared, but in no event later than July-31, 1997, Sellers shall deliver to Buyer an audited balance sheet of the Businesses as of June-28, 1997 and an audited income statement of the Businesses for the six months ended June-28, 1997.

     . V.3. Access to Information; Confidentiality

     (a) Between the date of this Agreement and the Closing Date, each Seller Party will (i) give Buyer and its authorized representatives full access to the Assets and to all books, records, offices and other facilities and properties relating to the Businesses, (ii) permit Buyer to make such inspections thereof as Buyer may reasonably request (including, without limitation, Phase I examinations incident to environmental audits), and (iii) cause its officers or other appropriate officials to furnish Buyer with such financial and operating data and other information with respect to the Businesses as Buyer may from time to time reasonably request. Without limiting the foregoing, in connection with the preparation of the audited financial statements referred to in Section 5.2 above, the Seller Parties will take all steps necessary to complete internal financial statements for the period ending June 28, 1997 on or before July-21, 1997, and will deliver such internal financial statements and information previously requested by KPMG, as well as representation letters in customary form, and provide access to work papers and other necessary information to KPMG on or before July-21, 1997, such that the audit of the June-28, 1997 financial statements can begin on or before July-21, 1997. Seller Parties will provide full cooperation to KPMG during the period from July-21, 1997 to July-31, 1997 to assist KPMG in its audit of the June-28, 1997 financial statements.

     (b) After the Closing Date, the Buyer shall have no further obligation to keep confidential the information provided to it about the Businesses or to refrain from making public disclosures about the Businesses or about the transactions contemplated hereunder, provided, however, that Buyer will consult with Seller about public disclosures to be made about this Agreement or the transactions contemplated hereunder after the date hereof but prior to the Closing Date.

     (c) After the Closing Date, each Seller Party will hold, and will use its best efforts to cause its officers, directors, employees, lenders, counsel, accountants, representatives, agents, consultants and advisors to hold, in strict confidence all confidential information of the Businesses, including, without limitation, customer lists, details of client or consultant contracts, pricing policies, operational methods, marketing plans or strategies, product development techniques or plans, business acquisition plans, new personnel acquisition plans, methods of manufacture, technical processes, designs and design projects, inventions and research projects of any Business learned by any employee of the Seller Parties heretofore or hereafter, unless the same information (a)-is currently publicly available or becomes publicly available through no fault of the Seller Parties or their agents, advisors or other representatives or another person that the Seller Parties know, or have reason to know, is subject to confidentiality obligations with respect to such information or (b)-such information is required by applicable law to be disclosed, but then only to the extent disclosure is required and after giving the Buyer such notice of such obligation so that it may seek a protective order or other similar or appropriate relief, and the Seller Parties shall also undertake in good faith to have such confidential information treated confidentially consistent with the terms of this Agreement.

     . On the Closing Date or as soon as practicable thereafter, each of the Phillips Mills shall change its corporate name to a new name, which does not include the words making up its existing name (or any existing trade names) or the acronym or abbreviation or any variations, translations or combinations thereof or similar names and otherwise is not likely to be confused with its present names so as to make any of the Phillips Mills' present names available to Buyer. From and after the Closing, none of the Phillips Mills shall use the words making up its existing name (or any existing trade names) or the acronym or abbreviation or any variations, translations or combinations thereof or similar names in connection with any business; provided, however, that the Seller Parties may use the name "Phillips" in any business that is not related in any respect to the industry and product lines of the Businesses.

     . Buyer and the Seller Parties will make or cause to be made all such filings and submissions under applicable laws and regulations as may be required for the consummation of the transactions contemplated hereunder, including without limitation any filings required under the HSR Act. Buyer and the Seller Parties will cooperate and coordinate with one another in connection with any such filings or submissions.

     . V.6. Employees and Employee Benefits

     (a) For purposes of employee benefits under Sellers' employee benefit plans, all of the Employees who accept employment with Buyer shall be considered terminated employees and shall have no further rights accrue to them under any Seller's employee benefit plans after the Closing Date, except as provided in Sections 5.6(b), (c), (d) and (e) below. While Buyer intends to hire the employees of the Sellers as of the Closing Date, it is agreed by the parties that Buyer is not obligated to hire any of the employees of the Seller Parties. The employees hired by the Buyer will be given credit for prior service with Sellers for purposes of eligibility to participate in the Buyer's health benefit plan and 401(k) profit-sharing plan, but will not receive credit for service with Sellers for any other purpose (including, but not limited to, vacation or severance policies).

     (b) Notwithstanding anything herein to the contrary, Seller Parties will pay, or Seller Parties will maintain an insurance policy that will pay, the following unpaid claims for medical expenses incurred by Participants under Sellers' Health Care Plan that exist at the Closing Date ("Incurred But Unpaid Claims"): (i) any unpaid claim for the payment of Benefits for health care expenses incurred by a Participant which was submitted for payment prior to the Closing Date; and, (ii) any unpaid claim for the payment of Benefits for health care expenses incurred by a Participant on or before the Closing Date. All Incurred But Unpaid Claims will be paid in accordance with the provisions of Sellers' Health Care Plan. Subject to the next sentence, all Incurred But Unpaid Claims will be paid within sixty (60) days following Seller Parties' receipt thereof. If the amount of Benefit payable under any Incurred But Unpaid Claim cannot be determined within sixty days of the Sellers' receipt of the Incurred But Unpaid Claim, Seller will not be required to pay such Claim until the amount payable is determined, as long as prior to the expiration of such sixty (60) day period, Seller notifies the Participant who submitted such Incurred But Unpaid Claim that Benefits will not be paid until the amount of the Benefit payable is determined. It is agreed that the Culp, Inc. Health Care Plan ("Buyer's Health Care Plan") and Buyer are not obligated to pay any Incurred But Unpaid Claims, and if Buyer incurs any liability with respect to Incurred But Unpaid Claims, Buyer shall be indemnified, pursuant to Section 7.2. Any Incurred But Unpaid Claim existing under Sellers' Health Care Plan at the Closing Date, which are submitted by Participants to Buyer or to the third party administrator of Buyer's Health Care Plan shall be forwarded to the following person at the following address:

                                                S. Davis Phillips
                                                P.O. Box 1350
                                                High Point, N.C.  27261-1350


     (c) If a covered employee or qualified beneficiary under Sellers' Health Care Plan incurred a qualifying event prior to the Closing Date, Sellers shall maintain responsibility for notifying those individuals of their rights to COBRA continuation coverage under Sellers' Health Care Plan in accordance with the COBRA laws. Neither Buyer, nor Buyer's Health Care Plan, as a successor to Sellers' Health Care Plan, is responsible for providing any notice about COBRA to any covered employee or qualified beneficiary under Sellers' Health Care Plan who incurred a qualifying event prior to the Closing Date.

     (d) Seller and Sellers' Health Care Plan shall be responsible for providing COBRA continuation coverage to the COBRA Participants for the period prescribed under the COBRA Laws. Furthermore, Sellers and Sellers' Health Care Plan shall be responsible for providing COBRA continuation coverage, if any, for such period to any covered employee or qualified beneficiary under Sellers' Health Care Plan who incurred a qualifying event prior to the Closing Date. Neither Buyer, nor Buyer's Health Care Plan, as a successor plan to Sellers' Health Care Plan, shall be responsible for providing any COBRA continuation coverage to the COBRA Participants or to any covered employee or qualified beneficiary under Sellers' Health Care Plan who incurred a qualifying event prior to the Closing Date.

     (e) Buyer shall offer health insurance coverage under Buyer's Health Care Plan to Sellers' employees hired by Buyer on the Closing Date as long as those employees are eligible to participate in Sellers' Health Care Plan as of the Closing Date. Buyer's Health Care Plan shall not exclude from coverage, as a preexisting condition, any existing health care condition of any of the aforementioned employees for which Benefits were paid under Sellers' Health Care Plan.


 .        V.7.       Noncompetition

     (a) For a period following the Closing Date and ending on the fifth anniversary of the Closing Date, neither S. Davis Phillips nor any Seller Party, nor any subsidiary or entity controlled by (directly or indirectly) or under common control with any Seller Party, shall directly or indirectly engage in the business of manufacturing or marketing upholstery fabrics anywhere in the State of Georgia, the State of Pennsylvania, the State of North Carolina, the State of South Carolina, the State of Tennessee, the State of Mississippi, the State of California, the State of Illinois, the State of Michigan, the State of New Jersey, or any other State in the United States, Mexico, Canada, Australia, Europe, Asia, the Middle East, Africa, South America or any other location in the world, or directly or indirectly acquire any ownership interest in an entity that engages in such business in any such location provided, however, that the ownership of less than five percent (5%) of the outstanding securities of a class of securities that is registered by the issuer thereof under the Securities Exchange Act of 1934 or traded on any internationally recognized securities market shall not constitute a violation of the provisions of this
Section 5.7. Each Seller Party and S. Davis Phillips will also refrain from using any of the Trade Names in connection with manufacturing or marketing upholstery fabrics at any time after the Closing Date. The Seller Parties and S. Davis Phillips acknowledge and agree that this provision is reasonable and valid in geographic scope and duration and in all other respects. If any Seller Parties or S. Davis Phillips shall breach, or threaten to breach, this Section 5.7, the Buyer shall, after giving notice to such party breaching or threatening to breach, and, if such breach is subject to cure within 10 days, such party has not cured such breach within 10 days, have (i)-the right to have the provisions of this Section specifically enforced by a court of competent jurisdiction, it being agreed that a breach or threatened breach of this Section 5.7 would cause irreparable injury to the Buyer and that money damages would not provide an adequate remedy to the Buyer; or (ii)-the right to require the Seller Parties and S. Davis Phillips to account for and pay over to the Buyer all compensation, profits, monies, accruals, increments or other benefits derived or received by the Seller Parties or S. Davis Phillips as the result of any transactions constituting a breach of this Section 5.7; and each such right and remedy shall be independent of the others and severally enforceable, and each of which is in addition to, and not in lieu of, any other rights and remedies available to the Buyer under law or in equity. If any court determines that this Section 5.7, or any part thereof, is unenforceable because of the duration or geographic scope of such provision, such court shall have the power to reduce the duration or scope of such provision, as the case may be, and, in its reduced form, such provision shall then be enforceable.

     (b) The Purchase Price paid to the Sellers pursuant to Section 1.2 hereof shall serve as consideration to support the obligations of the Sellers and the Shareholders under this Section 5.7. In consideration of the obligations of S. Davis Phillips under this Section 5.7, the Buyer will deliver to S. Davis Phillips the following: (i) five annual payments of $1,200,000 each, beginning on the first anniversary of the Closing Date and ending on the fifth anniversary of the Closing Date (with such payments to continue to be paid for the benefit of S. Davis Phillips in the case of disability of S. Davis Phillips and to the estate of S. Davis Phillips in the case of the death of S. Davis Phillips); and
(ii) non-qualified stock options, exercisable for a term of six (6) years from the Closing Date (the "Options"), to purchase 100,000 shares of common stock of the Buyer (the "Shares") at the closing price of such common stock on the New York Stock Exchange on the date next preceding the Closing Date. The Options and the Shares shall be unregistered and subject to all transfer restrictions imposed by federal and state securities laws, such options to be provided and certain piggyback registration rights with respect to the Shares to be granted pursuant to an option agreement substantially in the form of Exhibit A attached hereto (the "Option Agreement").

     . V.8. Closing Inventory

     (a) Buyer shall have the right to conduct a physical count of the inventory included in the Assets (the "Inventory"), which count shall be observed, at Sellers' discretion, by Sellers and Sellers' accountant (with Buyer to pay the reasonable expenses of Sellers' accountant for such observation), and shall as promptly as practicable thereafter, and in no event more than thirty (30) days after the Closing Date, prepare and deliver to Sellers a schedule (the "Inventory Report") setting forth quantity and value of each particular type of Inventory as of the Closing Date. The valuation of the inventory shall be determined in accordance with Sellers' past practices and on a basis materially consistent with the determination of inventory values in the December 31, 1996 Financial Statements. Buyer shall deliver to Sellers, simultaneously with delivery of the Inventory Report, such work papers and other supporting detail as Sellers and Sellers' accountant shall reasonably request. The sum of the values of all inventory reflected in the Inventory Report shall constitute the "Closing Inventory Value."

     (b) Following delivery of the Inventory Report, Sellers and Sellers' accountants shall have five (5) business days in which to review and examine the Inventory Report. If Sellers do not give Buyer notice of any dispute with respect to the accuracy of the Inventory Report within such period, Sellers shall be deemed to have accepted the Inventory Report. If Sellers dispute the accuracy of the Inventory Report and provide timely notice of such dispute to Buyer, Buyer and Sellers or each of their accountants shall meet to reconcile any such dispute. If such dispute has not been reconciled within ten (10) business days following delivery of written notice of dispute from Sellers to Buyer, Sellers and Buyer shall refer such dispute to a nationally recognized accounting firm mutually acceptable to Buyer and Sellers, whose decision shall be binding on all parties. Sellers and Buyer each shall pay one-half of the fees and expenses of the third party accountant.

     (c) If the Closing Inventory Value as finally determined is less than the aggregate value of inventories reflected in all Sellers' December-31, 1996
Financial Statements, less any reserves included therein (the "Pre-closing Inventory Value"), the Seller Parties shall pay within fifteen (15) days after notification from Buyer an amount equal to the difference between the Pre-closing Inventory Value and the Closing Inventory Value.

     . The Buyer hereby agrees that if it abandons the use of the trade names transferred to it under Section 1.1(a)(iii) hereof, Buyer shall notify the Shareholder of such abandonment, but will have no liability whatsoever for failure to so notify. In the event of such abandonment, the Shareholder will have the right to request that it be allowed to use such abandoned names in the future, subject to Buyer's approval of the proposed use of such names, such approval not to be unreasonably withheld.

     . The Seller Parties and Buyer hereby agree that each, at its own expense (subject to the provisions of Section 9.2 hereof), shall use its best efforts and shall cooperate fully with the other in preparing, filing, prosecuting, and taking any other actions with respect to any applications, requests, or actions that are or may be reasonable and necessary to obtain the consent of any governmental instrumentality or any third party or to accomplish the transactions contemplated by this Agreement.

     . The Shareholder covenants that it shall cause Sellers and Properties to take all corporate action necessary to consummate this Agreement and the transactions contemplated hereby.

     . S. Davis Phillips, Properties and the other Seller Parties covenant and agree that they presently do not have and at any time following the Closing they will not have, directly or indirectly, any agreement or understanding, whether written or verbal, with any employee of the Businesses to make any payment or provide anything of value to any such employee or any member of such employee's family that is in any manner related to the sales volume or performance of Phillips Weaving Products during the Measurement Period; provided, however, that the Buyer agrees that it will pay ten percent (10%) of any Additional Contingent Payment payable to Sellers in accordance with Section 1.2(b) hereof (in lieu of and instead of paying such 10% portion of the Additional Contingent Payment to Sellers) to the six individuals named below in the same proportions as the salaries of such individuals on the date after the Closing Date bear to each other, such payment to be made by the Buyer to such individuals on the same date that the Additional Contingent Payment, if any, is due to Sellers, and such payment to be made only if the minimum threshold amounts that entitle the six individuals to receive a bonus under the Buyer's Management Incentive Plan are met by the Businesses (as determined by Buyer) for both the nine-month period ending May-3, 1998 and the twelve-month period ending May-2, 1999. The six individuals that may receive payments under this paragraph are Larry Lewis, Lawry Bump, Pete Thompson, Susan DeLong, Dave Stewart and William Asbill.


                                   ARTICLE VI
                               CLOSING CONDITIONS

     VI.1. Conditions to Each Party's Obligations to Effect the Transactions Contemplated Hereby.

     The respective obligations of each party to effect the transactions contemplated hereby shall be subject to the fulfillment at or prior to the Closing Date (subject to Article VIII hereof) of the following conditions:

     (a) No Seller Party nor Buyer shall be subject on the Closing Date to any order, decree or injunction of a court of competent jurisdiction that enjoins or prohibits the consummation of this Agreement, nor shall there be pending a suit or proceeding by any governmental authority that seeks injunctive or other relief in connection with the transactions contemplated hereby.

     (b) The waiting period under the HSR Act, and all extensions thereof, shall have expired or been terminated by the appropriate regulatory authorities.

     . The obligations of Seller Parties to effect the transactions contemplated hereby shall be further subject to by the fulfillment at or prior to the Closing Date (subject to Article VIII hereof) of the following conditions, any one or more of which may be waived by Seller Parties:

     (a) All representations and warranties of Buyer contained in this Agreement shall be true and correct in all material respects as of such Closing Date as though made as of such date, except insofar as any such representation or warranty expressly by its terms relates to any specified earlier date only. Buyer shall have performed and complied in all material respects with all covenants and agreements contained in this Agreement required to be performed and complied with by it at or prior to the Closing Date, and Sellers shall have received a certificate to the matters set forth in this subparagraph (a) signed on behalf of Buyer by its duly authorized officer.

     (b) All documents required to have been delivered by Buyer to Seller Parties, and all actions required to have been taken by Buyer, at or prior to the Closing Date, shall have been delivered or taken.

     (c) If reasonably requested by Seller Parties, Seller Parties shall have received an opinion from Buyer's legal counsel, dated the Closing Date and reasonably satisfactory in form and substance to Seller Parties.

     (d) Seller Parties shall have received from Buyer copies, certified by the Secretary or an Assistant Secretary, of resolutions of the Board of Directors of Buyer authorizing the execution, delivery and performance of this Agreement and all instruments and documents to be delivered in connection herewith and the transactions contemplated hereby by Buyer.

     . The obligations of Buyer to effect any transaction contemplated hereby shall be further subject to the fulfillment at or prior to the Closing Date (subject to Article VIII hereof) of the following conditions, any one or more of which may be waived by Buyer:

     (a) All representations and warranties of any of the Seller Parties contained in this Agreement shall be true and correct in all material respects as of the Closing Date as though made as of such date, except insofar as any such representation or warranty expressly by its terms relates to any specified earlier date only. Each Seller Party and Properties shall have performed and complied in all material respects with all covenants and agreements contained in this Agreement required to be performed and complied with by it at or prior to the Closing Date, and Buyer shall have received a certificate to the matters set forth in this subparagraph-(a) signed on behalf of each Seller and the Shareholder by its duly authorized officer.

     (b) All required consents from third parties and governmental authorities to permit the transfer of the Assets, the assumption of the Contracts, the assignment of and entry into the Leases, the Factoring Agreements, the discharge of the Discharged Debt and the operation of the Businesses by the Buyer shall have been obtained.

     (c) All documents required to have been delivered by any Seller Party or Properties to Buyer, and all actions required to have been taken by any Seller Party or Properties, at or prior to the Closing Date, shall have been delivered or taken.

     (d) Buyer shall have received an opinion from Sellers' legal counsel reasonably satisfactory to the Buyer, dated as of the Closing Date and opining to the matters listed on Exhibit B attached hereto.

     (e) Buyer shall have received from Seller Parties and Properties copies, certified by the Secretary or an Assistant Secretary of each Seller, Properties and the Shareholder, of resolutions adopted on behalf of each of them authorizing the execution, delivery and performance of this Agreement and all instruments and documents to be delivered in connection herewith and the transactions contemplated hereby.

     (f) Buyer shall have negotiated and entered into Leases in the forms attached hereto as Exhibit C and the license in the form of Exhibit D.

     (g) Sellers shall have delivered to Buyer the June 28, 1997 audited financial statements required by Section 5.2 hereof, and such financiaIl statements shall contain no material adjustments from the unaudited financial statements previously provided and shall otherwise be satisfactory to Buyer in its reasonable discretion.


                                   ARTICLE VII
                  SURVIVAL OF REPRESENTATIONS; INDEMNIFICATION

     VII.1. Survival of Representations. All representations, warranties and agreements made by the parties to this Agreement or pursuant hereto shall survive the Closing, but all claims made by virtue of such representations, warranties and agreements shall be made under, and subject to the limitations set forth in, this Article VII.

 .        VII.2.     Seller Parties' Agreement to Indemnify

               (a) Subject to the  conditions  and  provisions set forth herein, each of the Seller Parties (the "Indemnifying Parties") will jointly and severally defend, indemnify and hold harmless Buyer, its directors, officers, employees, agents, subsidiaries, and shareholders, and each of their heirs, successors and assigns, against and in respect of:

               (i) Any and all loss,  damage or  deficiency  resulting  from any misrepresentation, breach of warranty, or other violation of any of the covenants, warranties or representations contained in this Agreement or any documents delivered by any Seller Party pursuant to Article-VI (except the audited financial statements as of June 28, 1997 delivered pursuant to Section 6.3(g) hereof), or nonfulfillment of any agreement, on the part of any Seller Party or Properties under this Agreement or any documents delivered by any Seller Party pursuant to Article VI (except the audited financial statements as of June 28, 1997 delivered pursuant to Section 6.3(g) hereof), or from any misrepresentation in or omission from any certificate or other instrument furnished to Buyer hereunder; provided, however, that Buyer has no indemnification rights with respect to breaches of the representations and warranties contained in Sections 3.24 and 3.25, except as provided in Sections 7.2(c) and (d);

               (ii) Any and all liabilities or obligations of Buyer with respect to or arising out of the ownership or operation of the Assets or the Businesses on or prior to the Closing Date, whether accrued, unaccrued, known, unknown, fixed, contingent, absolute or otherwise, other than those expressly assumed by Buyer hereunder and those covered under Section 7.2(a)(iii);

               (iii) all claims (including without limitation claims for personal injury or death, claims for property damages and all other private party claims and claims by governmental authorities or entities of any type), damages, pending or threatened actions, administrative proceedings (whether formal or informal proceedings), investigation costs, monitoring costs, assessment costs, response costs, remedial costs, removal costs, restoration costs, governmental requirements, judgments, losses of or damages to natural resources, penalties, liens, fines, settlements, punitive damages, interest and other losses, costs and liabilities of any kind (including without limitation attorneys' fees and court costs, and consultant and expert witness fees) arising in any manner out of or by reason of (1)-breach of the warranties and representations in Section 3.23 above, (2)-any violation or alleged violation of any Environmental Law by any Seller Party or with respect to the Real Property that occurs prior to Closing and/or results from any Seller Party's acts or omissions,
          (3)-any contamination or threatened or suspected contamination of the Real Property (or any part thereof including without limitation the soil and groundwater thereunder) by Hazardous Materials that first prior to Closing (except for Hazardous Materials brought to the Real Property or released at or on the Real Property by Buyer or by an agent or invitee of Buyer) and/or results from any Seller Party's or Properties' acts or omissions, and/or (4) any presence, generation, treatment, storage, disposal, transport, release, suspected release or threatened release of Hazardous Materials on or from the Real Property (or any part thereof including without limitation the soil and groundwater thereunder) that first prior to Closing (except for Hazardous Materials brought to the Real Property or released at or on the Real Property by Buyer or by an agent or invitee of Buyer) and/or results from any Seller Party's or Properties' acts or omissions. Notwithstanding any other provisions hereof: (a) Buyer shall have no right to undertake any intrusive sampling of any real property leased to Buyer pursuant to the Leases (the "Leased Properties") except as may be finally ordered by a court of competent jurisdiction or an authorized governmental agency; (b) Buyer shall give Shareholder and the lessor of any Leased Property notice of any inquiry, demand, or other communication or notice received by Buyer with respect to any matter relating to violation of Environmental Laws with respect to such Leased Property, or relating to any alleged or potential violation of any Environmental Law by any Seller Party, Properties or such lessor of Leased Properties, and Seller Parties shall be responsible for responding to and resolving such inquiry, demand or other communication or notice (and if such inquiry, demand or other communication or notice shall become a Claim as defined in Section 7.2(b)(i), Section 7.2(b) shall be applicable with respect thereto); and (c) Buyer shall not initiate any claims against any Seller Party, Properties or lessor of any Leased Property with respect to matters disclosed in Schedule 3.23, except to the extent that a Claim as provided in Section 7.2(b)(i) with respect thereto has been asserted against Buyer, in which event Section 7.2(b) shall apply.

               (iv)  Any  and  all  claims,  losses,   liabilities  or  expenses
          resulting from noncompliance with any bulk sale laws resulting from the transactions contemplated by this Agreement; and

               (v) Any and all claims, costs, damages, liabilities, deficiencies, losses or expenses suffered or incurred by any such party (whether as a result of third party claims (whether valid or not), demands, suits, causes of action, proceedings, investigations, judgments, assessments, liabilities or otherwise), including costs of investigation and defense and attorneys' fees assessed, incurred or sustained by or against any of them, with respect to or arising out of any of the foregoing.

     No indemnification shall be required to be made under this Section 7.2 until the aggregate amount of Buyer's damages exceeds $100,000 ("Buyer's Threshold"), and if Buyer's damages exceed such amount then the Indemnifying Parties shall indemnify the Buyer for the full amount of Buyer's damages only to the extent in excess of the initial $100,000. It is further agreed that the liability of the Indemnifying Parties pursuant to this indemnification provision shall be limited to Claims (as defined below) asserted by Buyer within two years ("Buyer's Time Limit") after the Closing Date, and the total amounts payable by the Indemnifying Parties pursuant to this Section 7.2(a) shall be limited to $5,000,000 ("Buyer's Maximum"); provided, however, that neither Buyer's
Threshold,  Buyer's  Time  Limit  nor  Buyer's  Maximum  shall  apply to  claims
(i)-arising under Section 7.2(a)(iii) (or Section 7.2(a)(v) to the extent related to a claim under Section 7.2(a)(iii)), (ii)-relating to Taxes or
(iii)-arising from a breach of the representations  and warranties  contained in
Section 3.14; neither Buyer's Threshold nor Buyer's Maximum shall apply to claims arising under Section 5.8; and the Buyer's Threshold shall not apply to claims arising under Section 5.6(b) or Section 7.2(c).

         (b)        Claims.

               (i) Except as otherwise provided in Section 7.2(c), within 30 days after receiving written notice thereof, Buyer will give the Indemnifying Parties notice of any claims, demands, assessments, suits, judgments, proceedings or other actions (for purposes of this Section and Section-7.3, any "Claims") asserted against (by third parties, governmental entities, or otherwise) or incurred by Buyer with respect to which Buyer intends to claim indemnification from the Indemnifying Parties pursuant to Section 7.2(a), and the Indemnifying Parties will undertake the response or defense thereof by counsel of their own choosing, provided that such counsel shall be reasonably acceptable to Buyer. Buyer may, by counsel, participate in such proceedings, negotiations or defense at its own expense (notwithstanding Section 7.2(a)(v)), but the Indemnifying Parties shall retain control over such proceedings, negotiation or litigation except as hereinafter set forth. In all such cases, Buyer shall give reasonable assistance to the Indemnifying Parties, including making Buyer's employees available without charge as reasonably requested.

               (ii) In the event that within 45 days (or such lesser time as may be required by law to respond to a Claim) after written notice of any such Claim, the Indemnifying Parties fail to notify Buyer of their intention to respond or defend, Buyer will have the right to undertake the defense, compromise or settlement of such Claim for the account of the Indemnifying Parties, subject to the right of the Indemnifying Parties to assume the defense, compromise or settlement of such Claim at any time prior to final settlement, compromise or determination thereof.

     (c) Product Warranty Claims. If, within one year following the Closing Date, any person who purchased merchandise from any Seller prior to the Closing Date shall

               (i) claim that such merchandise shipped by such Seller prior to the Closing Date was defective, nonconforming or otherwise failed to meet specifications, or failed to comply with warranties of such Seller, or

               (ii) otherwise assert any claim relating to a breach of the representations and warranties in Section 3.24 (collectively, "Product Warranty Claims"), Buyer shall be entitled to settle such Product Warranty Claims on terms as it may determine in its reasonable discretion, acting in good faith and materially consistent with Sellers' past practices with regard to such settlements ("Product Warranty Settlements"); provided, however, that Buyer shall give Sellers and Sellers' accountant notice not less than ten (10) days in advance of any proposed Product Warranty Settlement in excess of $5,000. Seller Parties agree to make payment within 15 days of the end of each of the first four three-month periods following the Closing Date of an amount equal to the net loss of Buyer on account of Product Warranty Settlements made by Buyer during each such three-month period. Buyer will notify Sellers of the amount of such net loss on the account of such Product Warranty Settlements within each such three-month period as soon as practicable after the end of each such three-month period. Seller Parties shall have no liability with respect to any Product Liability Claims unless, and only to the extent that, the net loss to Buyer on account of the Product Warranty Settlements paid by Buyer shall exceed $75,000, and Sellers shall have no liability or responsibility to Buyer hereunder with respect to any Product Warranty Claims made more than one year following the Closing Date. For this purpose, the net loss to Buyer on account of Product Warranty Settlements shall equal the amounts paid by Buyer with respect to such Settlements less the amounts received or expected to be received on resale (as seconds or otherwise) or other rebates, credits or amounts that Buyer may receive as a result of paying any such Settlement. Buyer shall act in good faith to maximize such amounts received on resale or other rebates, credits and amounts. Upon request of Sellers, Buyers will provide information to Sellers and their accountant to demonstrate Buyer's calculation of the amounts owed to Buyer pursuant to this Section 7.2(c). If, within five (5) days after notification thereof, Sellers and Sellers' accountant dispute the amount owed to Buyer as calculated by Buyer or the amount of any proposed Product Warranty Settlement in excess of $5,000, the dispute will be submitted to binding arbitration as provided herein. Buyer and Seller Parties shall appoint a mutually acceptable arbitrator from a list of arbitrators recognized by the American Arbitration Association ("AAA") to resolve the disagreement. If Buyer and Seller Parties cannot agree on a mutually acceptable arbitrator, each shall appoint an arbitrator of choice from a list of arbitrators recognized by the AAA and the appointed arbitrators shall appoint a third arbitrator from the list, and the three arbitrators shall hear the parties and settle the disagreement. The proceedings shall be conducted under and governed by the Commercial Rules of the American Arbitration Association, as in effect from time to time. All arbitration hearings shall be conducted in the State of North Carolina. The arbitrator(s) shall have no power to award punitive or exemplary damages, to ignore or vary the terms of this Agreement and shall be bound to apply controlling law. Determination of the amount owed or the Product Warranty Settlement and the resolution of any such dispute by the arbitrator(s) will be binding. The Seller Parties and Buyer shall each bear one-half of the cost of the arbitrator(s) engaged to resolve a dispute under this Section 7.2(c).

               (d) Product Liability Claims. With respect to claims that relate to product liability or a breach of the representations and warranties contained in Section 3.25 ("Product Liability Claims" and "Product Liability Settlements"), to the extent that Product Liability Claims or Product Liability Settlements are covered by insurance maintained by Seller Parties, Buyer agrees to process and defend such claims for the benefit of Sellers, subject to Seller Parties' or their insurer's prompt reimbursement of Buyers upon demand for all costs, liabilities and expenses to third parties incurred by Buyer (subject to approval by Seller if more than $2,500 for any individual item, such approval not to be unreasonably withheld) in connection with Product Liability Claims or Product Liability Settlements (including without limitation those items specified in Section 7.2(a)(v) that are related to a Product Liability Claim or a Product Liability Settlement). To the extent not fully covered by insurance maintained by Seller Parties, Seller Parties will indemnify Buyer against all Product Liability Claims as if such Claims are governed by Section 7.2(a) and subject to the limitations therein.

               (e) Guarantee by S. Davis Phillips. S.-Davis Phillips hereby unconditionally and irrevocably guarantees any and all obligations of the Seller Parties to the Buyer under this Section 7.2. This is a guarantee of payment, and S. Davis Phillips agrees that if the Seller Parties do not make payment of their obligations to Buyer under this
          Section 7.2 when due, S. Davis Phillips will pay on demand all such obligations without Buyer first having to proceed against any Seller Party.

               VII.3. Buyer's Agreement to Indemnify. (a) Subject to the conditions and provisions set forth herein, Buyer will defend, indemnify and hold harmless the Seller Parties, their directors, officers, members, managers, employees, agents, shareholders, and their successors and assigns, against and in respect of:

               (i) Any and all loss,  damage or  deficiency  resulting  from any misrepresentation, breach of warranty, or other violation of any of the covenants, warranties or representations contained in this Agreement or any documents delivered by Buyer pursuant to Article VI, or nonfulfillment of any agreement or any documents delivered by Buyer pursuant to Article VI, on the part of Buyer under this Agreement or from any misrepresentation in or omission from any certificate or other instrument furnished to Seller Parties hereunder;

               (ii) Any and all liabilities and obligations assumed by Buyer as provided herein as well as those liabilities and obligations of Buyer (or any of its Successors) that arise after the Closing Date with respect to the operation of the Businesses after that date; and

               (iii) Any and all claims, costs, damages, liabilities, deficiencies, losses or expenses suffered or incurred by any such party (whether as a result of third party claims (whether valid or not), demands, suits, causes of action, proceedings, investigations, judgments, assessments, liabilities or otherwise), including costs of investigation and defense and attorneys' fees assessed, incurred or sustained by or against any of them, with respect to or arising out of any of the foregoing.

         (b)        Claims.

               (i) Within 30 days after receiving written notice thereof, Sellers will give Buyer notice of any Claims asserted against (by third parties, governmental entities, or otherwise) or incurred by Seller Parties with respect to which Seller Parties intend to claim indemnification from Buyer, and Buyer will undertake the response or defense thereof by counsel of its own choosing, provided that such counsel shall be reasonably acceptable to Seller Parties. Seller Parties may, by counsel, participate in such proceedings, negotiations or defense at their own expense (notwithstanding Section 7.3(a)(iii)), but Buyer shall retain control over such proceedings, negotiation or litigation except as hereinafter set forth. In all such cases, Seller Parties shall give reasonable assistance to Buyer, including making Seller Parties' employees available without charge as reasonably requested.

               (ii) In the event that within 20 days after written notice of any such Claim, Buyer fails to notify Seller Parties of its intention to respond or defend, Seller Parties will have the right to undertake the defense, compromise or settlement of such Claim for the account of Buyer, subject to the right of Buyer to assume the defense, compromise or settlement of such Claim at any time prior to final settlement, compromise or determination thereof.

               No  indemnification  shall  be  required  to be made  under  this
          Section 7.3 until the aggregate amount of Seller Parties' damages exceeds $100,000 ("Sellers' Threshold"), and if Seller Parties' damages exceed such amount then Buyer shall indemnify Seller Parties for the full amount of Buyer's damages only to the extent in excess of the initial $100,000. It is further agreed that the liability of the Buyer pursuant to this indemnification provision shall be limited to Claims (as defined above) asserted by Seller Parties within two years after the Closing Date; provided, however, that Sellers' Threshold shall not apply to any obligations or liabilities expressly assumed by Buyer pursuant to Section 1.4.


                                  ARTICLE VIII
                                   TERMINATION

         VIII.1.    Termination.  This Agreement may be terminated:

               (a) at any time by mutual consent of Shareholder and Buyer;

               (b) by either party, if Closing  hereunder has not taken place on
          or  before   August  31,  1997  for   reasons   other  than  delay  or
          nonperformance on the part of the party seeking such termination.

               (c) by Seller  Parties if all the  conditions  in Section 6.1 and
          6.2 have not been satisfied or waived by the Closing Date; and

               (d) by Buyer if all the  conditions  set forth in Section 6.1 and
          6.3 have not been satisfied or waived by the Closing Date.

               . VIII.2. Procedure and Effect of Termination or Failure to Close
          (a)In the event of termination of this Agreement and abandonment of the transactions contemplated hereby by any or all of the parties pursuant to Section 8.1, prompt written notice thereof shall be given to the other parties and this Agreement shall terminate and the transactions contemplated hereby shall be abandoned, without further action by any of the parties hereto. If this Agreement is terminated as provided herein:

               (i) None of the parties hereto nor any of their partners, directors, officers, members, managers, shareholders, employees, agents, or affiliates shall have any liability or further obligation to the other party or any of its partners, directors, officers, members, managers, shareholders, employees, agents, or affiliates pursuant to this Agreement with respect to which termination has occurred, except as stated in Article VII or in Section 8.2(b) and in Sections 9.1 and 9.2 hereof; and

               (ii) All filings, applications and other submissions relating to the transfer of the Assets shall, to the extent practicable, be withdrawn from the agency or other person to which made.

               (b) Notwithstanding anything to the contrary contained in this Agreement, including, without limitation, Article-VII, in the event of termination of this Agreement, or if pursuant to the terms of this Agreement (i) Sellers shall be obligated to sell the Assets and Buyer shall be obligated to purchase the Assets, (ii) Buyer or Seller Parties and Properties, as the case may be, shall have duly satisfied each of the conditions set forth in Article VI hereof to be satisfied by it or them (or in the case of any condition that is to be satisfied at the Closing, shall have demonstrated a willingness and ability to satisfy such condition if the Closing were to take place), and the conditions set forth in Section 6.1 have been satisfied, and (iii) Sellers or Buyer, as the case may be, shall nevertheless fail to sell or purchase the Assets, then and in that event, Buyer and Seller Parties, as the case may be, shall be entitled to seek any remedy to which they may be entitled at law or in equity in the event of a material violation or breach of any agreement, representation or warranty contained in this Agreement (which remedies shall include, without limitation, with respect to both Buyer and Seller Parties, an injunction or injunctions to prevent breaches of, or to obtain specific performance of any obligation hereunder, without limiting any monetary damages to which Buyer or Seller Parties, as the case may be, shall be entitled).


                                   ARTICLE IX
                            MISCELLANEOUS PROVISIONS

               IX.1. Commissions. Seller Parties, on the one hand, and Buyer, on the other hand, each represent and warrant to the other that no broker, finder or other person is entitled to any brokerage fees, commissions or finder's fees in connection with the transactions contemplated hereby by reason of any action taken by the party making such representation. Seller Parties and Buyer each will pay or otherwise discharge, and will indemnify and hold the other harmless from and against, any and all claims or liabilities for all brokerage fees, commissions and finder's fees incurred by reason of any action taken by such party.

               . Whether or not the transactions contemplated hereby are consummated, except as otherwise provided herein, all costs and expenses incurred in connection with this Agreement and the transactions contemplated hereby will be paid by the party incurring such costs and expenses, provided, however, that Buyer on the one hand, and the Seller Parties collectively on the other hand, will each bear one-half of the filing fee incurred in complying with the HSR Act and the rules and regulations promulgated thereunder by the Federal Trade Commission. With regard to costs associated with transferring the Assets to Buyer pursuant to this Agreement, Seller Parties will pay any sales or use taxes and transfer taxes or fees, and Buyer will pay any recording fees.

               . Subject to the terms and conditions of this Agreement, each of the parties hereto will use all reasonable efforts to take, or cause to be taken, all actions, and to do, or cause to be done, all things necessary, proper or advisable under applicable laws and regulations to consummate and make effective the sale of the Assets pursuant to this Agreement. From time to time after the Closing Date, without further consideration, each Seller Party will, at its expense, execute and deliver, or cause to be executed and delivered, such documents to Buyer as Buyer may reasonably request in order to more effectively vest in Buyer good title to the Assets. From time to time after the Closing Date, without further consideration, Buyer will, at Buyer's expense, execute and deliver such documents to Seller Parties as Seller Parties may reasonably request in order more effectively to consummate the sale and lease of the Assets pursuant to this Agreement.

               . This Agreement may be amended, modified or supplemented only by written agreement of Seller Parties and Buyer.

               . Except as otherwise provided in this Agreement, any failure of any of the parties to comply with any obligation, representation, warranty, covenant, agreement or condition herein may be waived by the party entitled to the benefits thereof only by a written instrument signed by the party granting such waiver, but such waiver or failure to insist upon strict compliance with such obligation, representation, warranty, covenant, agreement or condition shall not operate as a waiver of, or estoppel with respect to, any subsequent or other failure. Whenever this Agreement requires or permits consent by or on behalf of any party hereto, such consent shall be given in writing in a manner consistent with the requirements for a waiver of compliance as set forth in this Section 9.5.

               . All notices and other communications hereunder shall be in writing and shall be deemed given when delivered by hand or by facsimile transmission or mailed by registered or certified mail (return receipt requested), postage prepaid, to the parties at the following addresses (or at such other address for a party as shall be specified by like notice; provided that notices of a change of address shall be effective only upon receipt thereof):

         (a)        If to Buyer, to:

                    Culp, Inc.
                    P.O. Box 2686
                    101 South Main Street
                    High Point, North Carolina  27261-2686
                    Attention:  Franklin N. Saxon
                    Facsimile:  (910) 887-7089

                    Copies to:

                    Robinson, Bradshaw-& Hinson, P.A.
                    1900 Independence Center
                    101 North Tryon Street
                    Charlotte, North Carolina  28246
                    Attention:  Henry H. Ralston
                    Facsimile:  (704) 478-4000

         (b)        If to Seller Parties, Properties or S. Davis
                    Phillips, to:

                    Phillips Industries, Inc.
                    Post Office Box 1350
                    High Point, North Carolina  27261
                    Attention:  S. Davis Phillips
                    Facsimile:  (910) 882-3131

                    Copies to:

                    Womble Carlyle Sandridge & Rice
                    1600 BB&T Financial Center
                    P.O. Drawer 84
                    Winston-Salem, North Carolina  27102
                    Attention:  William A. Davis, II
                    Facsimile:  (910) 733-8364

               . The parties agree that,  following the Closing Date, Buyer will provide the Phillips Mills with certain transitional accounting services for the months of August and September 1997, and Buyer anticipates hiring a temporary employee in connection with such services. Buyer's employees will supervise and assist, at no cost to the Phillips Mills, such temporary employee in providing such transitional services, but the costs of such temporary employee will be borne by the Seller Parties and paid promptly upon Buyer's demand.

               . The parties agree that Buyer may, at its election, satisfy and set-off any payments due Buyer from any Seller Parties under this Agreement against any payments due from Buyer to any Seller Party (other than payments due to S. Davis Phillips under Section 5.7(b)) under this Agreement.

               . This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns; provided, however, that this Agreement may not be assigned by any party without the consent of the other parties, except that Buyer may assign its rights and obligations under this Agreement to a wholly-owned subsidiary of Buyer provided that Buyer guarantees the payment and performance of the obligations of such subsidiary hereunder.

               . The execution, interpretation and performance of this Agreement shall be governed by the internal laws and judicial decisions of the State of North Carolina.

               . This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

               . The article and section headings contained in this Agreement are solely for the purpose of reference, are not part of the agreement of the parties and shall not in any way affect the meaning or interpretation of this Agreement.

               . This Agreement, including the Exhibits and Schedules hereto and the documents delivered pursuant to this Agreement, embody the entire agreement and understanding of the parties hereto in respect of the subject matter hereof. The Exhibits and Schedules hereto are an integral part of this Agreement and are incorporated by reference herein. This Agreement supersedes all prior agreements and understandings, whether written, oral, or otherwise, between the parties with respect to the transactions contemplated by this Agreement.







                [Remainder of this page intentionally left blank]

               IN WITNESS WHEREOF, the Seller Parties and Buyer have caused this Agreement to be signed by their respective duly authorized officers as of the date first above written.


                                       SELLERS:

                                       PHILLIPS WEAVING MILLS, INC.


                                       By:      ________________________________
                                       Name:    ___________________________
                                       Title:   __________________________



                                              PHILLIPS PRINTING MILLS, INC.


                                       By:  ________________________________
                                       Name:___________________________
                                       Title:__________________________



                                              PHILLIPS VELVET MILLS, INC.


                                        By:  ________________________________
                                        Name:___________________________
                                        Title:__________________________



                                              PHILLIPS MILLS, INC.


                                        By: ________________________________
                                        Name:___________________________
                                        Title:__________________________



                             (signatures continued)

                                       PROPERTIES:

                                       PHILLIPS PROPERTY COMPANY, LLC


                                       By:      ________________________________
                                       Name:___________________________
                                       Title:__________________________



                                              SHAREHOLDER:

                                              PHILLIPS INDUSTRIES, INC.


                                        By:     ________________________________
                                        Name:___________________________
                                        Title:__________________________


                                          ________________________________(SEAL)
                                            S. DAVIS PHILLIPS



                                              BUYER:

                                              CULP, INC.


                                      By:      ________________________________
                                                Name:  Franklin N. Saxon
                                                Title:  Senior Vice President
                                                     and Chief Financial Officer

                                                  TABLE OF CONTENTS


                                                      ARTICLE I

                                         SALE OF ASSETS AND TERMS OF PAYMENT

1.1.       The Sale...........................................................1
1.2.       Purchase Price.....................................................4
1.3.       Proration of Expenses..............................................8
1.4.       Assignment and Assumption of Obligations and Liabilities...........9
1.5.       Procedures for Assets Not Transferable.............................9
1.6.       Allocations.......................................................10

                                                     ARTICLE II

                                                     THE CLOSING

2.1.       Time and Place of Closing.........................................10
2.2.       Deliveries by Sellers.............................................10
2.3.       Deliveries by Buyer...............................................10

                                                     ARTICLE III

                                      REPRESENTATIONS AND WARRANTIES OF SELLERS

3.1.       Existence; Capital Stock and Ownership............................11
3.2.       Authority Relative to this Agreement..............................11
3.3.       Consent and Approvals; No Violation...............................12
3.4.       Financial Statements..............................................12
3.5.       Undisclosed Liabilities...........................................12
3.6.       Absence of Certain Changes or Events..............................12
3.7.       Certain Contracts and Arrangements................................13
3.8.       Litigation........................................................14
3.9.       Labor Matters.....................................................14
3.10.      Employee Benefit Plans; ERISA.....................................14
3.11.      Tax Matters.......................................................17
3.12.      Licenses and Authorizations.......................................17
3.13.      Compliance with Laws..............................................18
3.14.      Title to Assets...................................................18
3.15.      Bank Accounts.....................................................18
3.16.      Corporate and Personnel Data; Labor Relations.....................18
3.17.      Insurance.........................................................18
3.18.      Tangible Assets...................................................19
3.19.      Real Property.....................................................19
3.20.      Customers.........................................................19
3.21.      [Intentionally Omitted]...........................................19
3.22.      Intellectual Property.............................................19
3.23.      Environmental Matters.............................................20
3.24.      Product Warranty..................................................22
3.25.      Product Liability.................................................22
3.26.      Disclosure........................................................22

                                                     ARTICLE IV

                                       REPRESENTATIONS AND WARRANTIES OF BUYER

4.1.       Organization......................................................23
4.2.       Authority Relative to this Agreement..............................23
4.3.       Consents and Approvals; No Violation..............................23
4.4.       Qualification.....................................................23
4.5.       Litigation........................................................24

                                                      ARTICLE V

                                              COVENANTS OF THE PARTIES

5.1.       Conduct of Business...............................................24
5.2.       Financial Statements..............................................25
5.3.       Access to Information; Confidentiality............................25
5.4.       Change of Corporate Name..........................................26
5.5.       Filings...........................................................27
5.6.       Employees and Employee Benefits...................................27
5.7.       Noncompetition....................................................29
5.8.       Closing Inventory.................................................30
5.9.       Trade Names.......................................................31
5.10.      Other Actions.....................................................31
5.11.      Corporate Action..................................................31
5.12.      No Side Agreements................................................31

                                                     ARTICLE VI

                                                 CLOSING CONDITIONS

6.1.       Conditions to Each Party's Obligations to
           Effect the Transactions Contemplated Hereby.......................32
6.2.       Conditions to the Obligations of Seller Parties to
           Effect the Transactions Contemplated Hereby.......................32
6.3.       Conditions to the Obligations of Buyer to
           Effect the Transactions Contemplated Hereby.......................33

                                                     ARTICLE VII

                                    SURVIVAL OF REPRESENTATIONS; INDEMNIFICATION

7.1.       Survival of Representations.......................................34
7.2.       Seller Parties' Agreement to Indemnify............................34
7.3.       Buyer's Agreement to Indemnify....................................40

                                                    ARTICLE VIII

                                                     TERMINATION

8.1.       Termination.......................................................42
8.2.       Procedure and Effect of Termination or Failure to Close...........42

                                                     ARTICLE IX

                                              MISCELLANEOUS PROVISIONS

9.1.       Commissions.......................................................43
9.2.       Expenses..........................................................43
9.3.       Further Assurances................................................43
9.4.       Amendment and Modification........................................44
9.5.       Waiver of Compliance; Consents....................................44
9.6.       Notices...........................................................44
9.7.       Transition Services...............................................45
9.8.       Right of Set-Off..................................................45
9.9.       Assignment........................................................45
9.10.      Governing Law; Jurisdiction.......................................46
9.11.      Counterparts......................................................46
9.12.      Interpretation....................................................46
9.13.      Entire Agreement..................................................46

                                                      EXHIBITS

A                   Option Agreement
B                   Opinion of Counsel to Sellers
C                   Leases
D                   License


                                                      SCHEDULES

1.1(i)              Tangible Personal Property
1.1(ii)             Contracts; Required Consents
1.1(vi)             Prepaid Expenses, Bond, Deposits, Etc.
1.4(b)              Discharged Debt
2.2(b)              Liens to be Released at Closing
3.1                 Capital Stock Ownership and States Where Sellers Do Business
3.3                 Contract Defaults
3.5                 Undisclosed Liabilities
3.6                 Absence of Changes
3.7                 Other Contracts; Required Consents
3.8                 Litigation
3.9                 Labor Matters
3.10                Benefit Plans
3.12                Licenses, Authorizations
3.14                Exceptions to Title
3.15                Bank Accounts
3.16                Corporate and Personnel Data
3.17                Insurance
3.22                Intellectual Property
3.23                Environmental Matters

2
C-446086v01!.02340.01192
C-446086v01!.02340.01192
                                  Exhibit A


                                OPTION AGREEMENT

               THIS OPTION AGREEMENT is entered into as of the 4th day of August, 1997 (this "Agreement") by and between CULP, INC., a North Carolina corporation (the "Company") and S. Davis Phillips ("Phillips").


                              Background Statement

               Pursuant to an Asset Purchase Agreement dated the date hereof among the Company, Phillips Weaving Mills, Inc., Phillips Printing Mills, Inc., Phillips Velvet Mills, Inc., Phillips Mills, Incorporated, Phillips Property Company, LLC, Phillips Industries, Inc. and Phillips (the "Purchase Agreement"), the Company has agreed to acquire the Assets (as defined in the Purchase Agreement), and Phillips has agreed to refrain from competing with the Company, each for the consideration set forth in the Purchase Agreement. The consideration for Phillips' agreement not to compete includes the grant of options to acquire 100,000 shares of the common stock of the Company, subject to the terms and conditions of this Agreement (capitalized terms not otherwise defined herein shall have the meaning assigned to such terms in the Purchase Agreement).


                             Statement of Agreement

               In consideration of the Company's purchase of the Assets under the Purchase Agreement, the premises and mutual covenants contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

               1. Grant of Options. The Company hereby grants to Phillips stock options, exercisable at any time for a term of six (6) years from the Closing Date (the "Options") to purchase 100,000 shares of the Company's common stock (the "Shares") at the exercise price of $17.625 per share (the closing price of the Company's common stock on the New York Stock Exchange on the date next preceding the Closing Date). The Options will be non-qualified stock options for purposes of Section 422 of the Internal Revenue Code, and neither the Options nor the Shares have been registered under the Securities Act of 1933 (the "Securities Act") or any state securities law.

               2. Investment Representations and Warranties of Holder. (a)-In connection with the acceptance by Phillips of the Options and Shares, Phillips acknowledges that he is familiar with the operation of the Company to the extent of the information furnished by the Company in its published reports (including documents filed with the SEC or other information required to be prepared pursuant to federal securities laws); that he has had an opportunity to inspect the Company's most recent financial information (including annual and quarterly reports on Form 10-K and 10-Q, respectively, and any interim press releases) and to ask questions of management concerning the Company; and that he has received adequate information to enable him to make an informed decision with respect to his ownership of the Options and Shares.

         (b)      Phillips is (check all that apply):

               _________   (i)  A  natural   person  whose  net  worth   (either
          individually or jointly with such person's spouse) at the time of the Closing exceeds $1,000,000.

               _________ (ii) A natural person who had an individual income in excess of $200,000 or joint income with such person's spouse in excess of $300,000 in each of the last two calendar years and who reasonably expects to reach the same income level in the current calendar year.

               _________ (iii) A corporation, organization described in Section 501(c)(3) of the Internal Revenue Code of 1986, as amended, Massachusetts or similar business trust, or partnership, not formed for the specific purpose of acquiring the Shares, with total assets in excess of $5,000,000.

               _________ (iv) An entity in which all of the equity owners fit into at least one of the categories listed under paragraphs (i) through (iii) above.

               (c) Phillips has sufficient knowledge and experience in investing in companies similar to the Company so as to be able to evaluate the risks and merits of his investment in the Company, and he is able financially to bear the risks thereof and could afford the complete loss thereof.

               (d) Phillips is a resident of, and is domiciled in, the state set forth in his address below.

               (e) The Options and Shares are being acquired by Phillips for his own account, for investment, and not with a view to or for sale in connection with any unregistered distribution thereof in violation of the Securities Act or any state securities law.

               (f) Phillips understands that the Options and Shares have not been registered under the Securities Act and that, unless sold pursuant to an effective registration statement under the Securities Act, (i)'the Options and Shares must be held for any applicable holding period under Rule 144 of the Securities Act or any successor rule or regulation, unless a subsequent disposition thereof is registered under the Securities Act or is exempt from such registration, (ii)'the certificate(s) representing the Shares will bear a legend to such effect, and (iii)'the Company will make or cause to be made a notation on its transfer books to such effect.

               (g) Phillips has no contract, arrangement or understanding with any broker, finder or similar agent with respect to the transactions contemplated by this Agreement.

               (h) In addition to the indemnification provided in Section 8(b) hereof, Phillips hereby agrees and confirms that he will indemnify and hold harmless the Company, each of its officers and directors, and each person, if any, who controls the Company within the meaning of the Securities Act, against any loss, claims, damages, or liabilities, joint or several (including attorneys' fees) that may arise out of or are based on any breach of the representations and warranties of Phillips contained in this Agreement.

               3. Definitions. As used in this Agreement, the following terms shall have the following meanings:

               (a) The term "Blackout Period" means any period (A) beginning on the date on which the Company notifies the Holder (as defined below) that (i) management of the Company, in its good faith judgment, has determined that there are material developments with respect to the Company such that it would be seriously detrimental to the Company and its shareholders to utilize a registration statement pursuant to
          Section 4 below; or (ii) management of the Company, in its good faith judgment, has determined that financial statements with respect to the Company, which may be required to utilize a registration statement pursuant to Section 4 below, are unavailable, and (B) ending on the date (1) with respect to clause (i) above, as soon as practicable but not more than 30 days after the date on which the Company notifies the Holders of management's determination; and (2) with respect to clause
          (ii) above, as soon as financial statements sufficient to permit Company to file or permit the utilization of a registration statement under the Securities Act have become available.

               (b) The term "Holder" or "Holders" means the person or persons owning or having the right to acquire Registrable Securities (as defined below).

               (c) The term "Maximum Includable Securities" shall mean the maximum number of shares of each type or class of the Company's securities that a managing or principal underwriter, in its good faith judgment, deems practicable to offer and sell at that time in a firm commitment underwritten offering without materially and adversely affecting the marketability or price of the securities of the Company to be offered. If more than one type or class of the Company's securities are to be included in a registration, the managing or principal underwriter of the offering shall designate the maximum number of each such type or class of securities that is included in the Maximum Includable Securities.

               (d) The term "Optionee" means Phillips or the person or persons having the right, pursuant to Section 9 below, to exercise these Options.

               (e) The terms "register," "registered," and "registration" refer to a registration effected by preparing and filing a registration statement or similar document in compliance with the Securities Act, and the declaration or ordering of effectiveness of such registration statement or document.

               (f) The term "Registrable Security" shall refer to (i)-the Shares, and (ii)-any shares of common stock or other securities of the Company that may subsequently be issued or issuable with respect to the Shares as a result of a stock split or dividend and any securities into which the Shares may thereafter be changed as a result of merger, consolidation, recapitalization, or otherwise. As to any particular Registrable Securities, such securities will cease to be Registrable Securities when they (i) have been distributed to the public pursuant to an offering registered under the Securities Act, (ii) have been sold to the public through a broker, dealer, or market-maker in compliance with Rule 144 under the Securities Act or (iii) become eligible for sale in accordance with Rule 144(k) under the Securities Act.

         (g)      "SEC" means the Securities and Exchange Commission.

         4.       Piggy-Back Registration Rights.

               (a) Except as provided in Section 4(d), if at any time the Company proposes to file on its behalf and/or on behalf of any of its securityholders a registration statement under the Securities Act on Form S-1, S-2, or S-3 (or any other appropriate form for the general registration of securities) with respect to any of its capital stock or other securities, the Company shall give each Holder written notice at least 20 days before the filing with the SEC of such registration statement. If any Holder desires to have Registrable Securities registered pursuant to this Section 4, such Holder shall so advise the Company in writing within 10 days after the date of mailing of such notice from the Company. The Company shall thereupon include in such filing the number of Registrable Securities for which registration is so requested, subject to its right to reduce the number of Registrable Securities as hereinafter provided, and shall use its best efforts to effect registration under the Securities Act of such Registrable Securities. Notwithstanding the foregoing, the Company shall not be required to provide notice of filing of a registration statement and to include therein any Registrable Securities if the proposed registration is

               (i) a registration of stock options, stock purchases, or compensation or incentive plans, or of securities issued or issuable pursuant to any such plan, or a dividend reinvestment plan, on Form S-8 or other comparable form then in effect; or

               (ii) a registration of securities proposed to be issued in exchange for securities or assets of, or in connection with, a merger or consolidation with another corporation.

               (b) In the event the offering in which any Holder's Registrable Securities are to be included pursuant to this Section 4 is to be underwritten, the Company shall furnish the Holder or Holders with a written statement of the managing or principal underwriter as to the Maximum Includable Securities as soon as practicable after the expiration of the 10-day period provided for in Section 4(a). If the total number of securities proposed to be included in such registration statement is in excess of the Maximum Includable
          Securities, the number of securities to be included within the coverage of such registration statement shall be reduced to the Maximum Includable Securities as follows:

               (i) no reduction shall be made in the number of shares of capital stock or other securities to be registered for the account of the Company or on behalf of any of its securityholders that have the right to require the Company to initiate a registration of such securities (the "Demand Holders"); and

               (ii) the number of Registrable Securities and other securities that may be included in the registration, if any, shall be allocated among the Holder or Holders and holders of other securities (the "Other Holders") requesting inclusion on a pro rata basis, with the number of each type or class of securities of each Holder and Other Holder thereof included in the registration to be that number determined by multiplying (A)-the total number of such type or class of security included in the Maximum Includable Securities less (B)-the number of such type or class of security to be registered for the account of the Company and any Demand Holders, by a fraction, the numerator of which will be the total number of such type or class of security that such Holder or Other Holder owns, and the denominator of which will be the total number of such type or class of security owned by all Holders and Other Holders that have requested inclusion of such type or class of security in the registration.

               (c) The Company shall, in its sole discretion, select the underwriter or underwriters, if any, that are to undertake the sale and distribution of the Registrable Securities to be included in a registration statement filed under the provisions of this Section 4.

               (d) The provisions of this Section 4 shall not apply to any Holders requesting registration pursuant to this Section 4 that are or may be free, at the time, to sell within the next 90-day period all of the Registrable Securities with respect to which such registration was requested in accordance with Rule 144 (or any similar rule or regulation) under the Securities Act.

               5. Obligations of the Company. Whenever required under Section 4 to effect the registration of any Registrable Securities, the Company shall, as expeditiously as reasonably possible:

               (a) Prepare and file with the SEC a registration statement on such form as the Company deems appropriate with respect to such Registrable Securities and use its reasonable best efforts to cause such registration statement to become effective. With respect to registration statements filed pursuant to Section 4 hereof, upon the request of the Holder or Holders of a majority of the Registrable Securities registered thereunder, the Company shall keep such registration statement effective for up to 180 days, or such shorter period as is reasonably required to dispose of all securities covered by such registration statement.

               (b) Notify the Holder or Holders promptly after it has received notice of the time when such registration statement has become effective or any supplement to any prospectus forming a part of such registration statement has been filed.

               (c) Prepare and file with the SEC, and promptly notify the Holder or Holders of the filing of, such amendments and supplements to such registration statement and the prospectus used in connection with such registration statement as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such registration statement.

               (d) Advise each Holder promptly after it has received notice or obtained knowledge thereof of the issuance of any stop order by the SEC suspending the effectiveness of any such registration statement or the initiation or threatening of any proceeding for that purpose and promptly use its best efforts to prevent the issuance of any stop order or to obtain its withdrawal if such stop order should be issued.

               (e) Furnish to the Holder or Holders such numbers of copies of a prospectus, including a preliminary prospectus, in conformity with the requirements of the Securities Act, and such other documents as they may reasonably request in order to facilitate the disposition of Registrable Securities owned by them.

               (f) Use its best efforts to register and qualify the securities covered by such registration statement under such other securities or Blue Sky laws of such jurisdictions as shall be reasonably requested by the Holder or Holders, if required, provided that the Company shall not be required in connection therewith or as a condition thereto to qualify to do business, to file a general consent to service of process, or to become subject to tax liability in any such states or jurisdictions, or to agree to any restrictions as to the conduct of its business in the ordinary course thereof.

               (g) In the event of any underwritten public offering, enter into and perform its obligations under an underwriting agreement, in usual and customary form, with the managing underwriter of such offering, together with each Holder participating in such underwritten offering, as provided in Section 6(c).

               (h) Prepare and promptly file with the SEC, and promptly notify such Holders of the filing of, any amendment or supplement to such registration statement or prospectus as may be necessary to correct any statements or omissions if, at the time when a prospectus relating to such securities is required to be delivered under the Securities Act, any event has occurred as the result of which any such prospectus must be amended in order that it does not make any untrue statement of a material fact or omit to state a material fact necessary to make the statements therein, in light of the circumstances in which they were made, not misleading.

               (i) In case any of such Holders or any underwriter for any such Holders is required to deliver a prospectus at a time when the prospectus then in effect may no longer be used under the Securities Act, prepare promptly upon request such amendment or amendments to such registration statement and such prospectus as may be necessary to permit compliance with the requirements of the Securities Act.

               (j) If any of the Registrable Securities are then listed on any securities exchange or quoted on the NASDAQ National Market System, the Company will cause all such Registrable Securities covered by such registration statement to be listed on such exchange or quoted on the NASDAQ National Market System.

               6. Obligations of Holders. It shall be a condition precedent to the obligations of the Company to take any action pursuant to this Agreement that each of the selling Holders shall:

               (a) Furnish to the Company such information regarding themselves, the Registrable Securities held by them, the intended method of sale or other disposition of such securities, the identity of and compensation to be paid to any underwriters proposed to be employed in connection with such sale or other disposition, and such other information as may reasonably be required to effect the registration of their Registrable Securities.

               (b) Notify the Company, at any time when a prospectus relating to Registrable Securities covered by a registration statement is required to be delivered under the Securities Act, of the happening of any event with respect to such selling Holder as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing.

               (c) In the event of any underwritten public offering, each Holder participating in such underwriting shall enter into and perform its obligations under the underwriting agreement for such offering, and if requested to do so by the underwriters managing such offering, each Holder shall enter into a customary lock-up agreement.

               7. Expenses of Piggy-Back Registration. The Company shall bear and pay all expenses incurred in connection with any registration, filing, or qualification of Registrable Securities with respect to each of the registrations pursuant to Section 4 (other than underwriting discounts and commissions with respect to Registrable Securities included in such registration and any fees and costs of the Holders' legal counsel or other advisors), including (without limitation) all registration, filing, and qualification fees, Blue Sky fees and expenses, printers' and accounting fees, costs of listing on any securities exchange or authorization for quotation of such securities on NASDAQ, costs of furnishing such copies of each preliminary prospectus, final prospectus, and amendments thereto as each Holder may reasonably request, and fees disbursements of counsel for the Company.

               8. Indemnification. In the event any Registrable Securities are included in a registration statement under this Agreement:

               (a) The Company will indemnify and hold harmless, to the extent permitted by law, each Holder, the officers and directors of each Holder, any underwriter (as defined in the Securities Act) for such Holder and each person, if any, who controls such Holder or underwriter within the meaning of the Securities Act or the Securities Exchange Act of 1934, as amended (the "1934 Act"), against any losses, claims, damages, or liabilities (joint or several) to which any such person or persons may become subject under the Securities Act, the 1934 Act, or other federal or state law, insofar as such losses, claims, damages, or liabilities (or actions in respect thereof) arise out of or are based upon any of the following statements, omissions, or violations (collectively a "Violation"): (i) any untrue statement or alleged untrue statement of a material fact contained in any registration statement, including any preliminary prospectus or final prospectus contained therein or any amendments or supplements thereto, or (ii) the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and the Company will reimburse each such Holder, officer or director, underwriter, or controlling person for any legal or other expenses reasonably incurred by such person or persons in connection with investigating or defending any such loss, claim, damage, liability, or action; provided, however, that the indemnity agreement contained in this Section 8(a) shall not apply to amounts paid in settlement of any such loss, claim, damage, liability, or action if such settlement is effected without the consent of the Company, nor shall the Company be liable in any such loss, claim, damage, liability, or action to the extent that it arises out of or is based upon (i) a Violation that occurs in reliance upon and in conformity with written information furnished for use in connection with such registration by such Holder, underwriter, or controlling person, or (ii) the failure of such Holder, underwriter, or controlling person to deliver a copy of the registration statement or the prospectus, or any amendments or supplements thereto, after the Company has furnished such person with a sufficient number of copies of the same.

               (b) Each selling Holder will indemnify and hold harmless, to the extent permitted by law, the Company, each of its officers and directors, and each person, if any, who controls the Company within the meaning of the Securities Act, any underwriter and any other Holder selling securities in such registration statement or any of its directors or officers or any person who controls such other Holder, against any losses, claims, damages, or liabilities (joint or several) to which any such person or persons may become subject, under the Securities Act, the 1934 Securities Act, or other federal or state law, insofar as such losses, claims, damages, or liabilities (or actions in respect thereto) arise out of or are based upon any Violation, in each case to the extent that such Violation occurs in reliance upon and in conformity with written information furnished by such Holder for use in connection with such registration; and each such Holder will reimburse any legal or other expenses reasonably incurred by the Company or any such officer, director, controlling person, underwriter or controlling person, other Holder, officer, director, or controlling person in connection with investigating or defending any such loss, claim, damage, liability, or action; provided, however, that the indemnity agreement contained in this
          Section 8(b) shall not apply to amounts paid in settlement of any such loss, claim, damage, liability, or action if such settlement is effected without the consent of the Holder.

               (c) Promptly  after  receipt by an  indemnified  party under this
          Section 8 of notice of the commencement of any action (including any governmental action), such indemnified party will, if a claim in respect thereof is to be made against any indemnifying party under this Section-8, deliver to the indemnifying party a written notice of the commencement thereof and the indemnifying party shall have the right to participate in, and, to the extent the indemnifying party so desires, jointly with any other indemnifying party similarly noticed, to assume the defense thereof with counsel mutually satisfactory to the parties; provided, however, that an indemnified party shall have the right to retain its own counsel, with the fees and expenses to be paid by the indemnified party, except that such fees and expenses shall be paid by the indemnifying party if representation of such indemnified party by the counsel retained by the indemnifying party would be inappropriate due to actual or potential differing interests between such indemnified party and any other party represented by such counsel in such proceeding. The failure to deliver written notice to the indemnifying party within a reasonable time of the commencement of any such action, if prejudicial to its ability to defend such action, shall relieve such indemnifying party of any liability to the indemnified party under this Section 8, but the omission so to deliver written notice to the indemnifying party will not relieve it of any liability that it may have to any indemnified party otherwise than under this Section 8.

               (d) The indemnification provided by this Section 8 shall be a continuing right to indemnification and shall survive the registration and sale of any of the Registrable Securities hereunder and the expiration or termination of this Agreement.

               9. Transferability. The Options may not be sold, packaged, assigned or transferred in any manner by the Optionee except as follows:

               (a) During the lifetime of the Optionee, (i) if and to the extent such transfer complies with all applicable federal and state securities laws, as evidenced by an opinion of counsel satisfactory to the Company and (ii) with the prior written consent of the Company, which consent is not to be unreasonably withheld; and

               (b) Upon the Optionee's death, by will or the laws of descent and distribution.

               Without limiting the foregoing, the Options shall be exercisable by the Optionee personally or by the Optionee's guardian, legal representative, executor, administrator or legatee.

               10. Capital Adjustments. The number of Shares covered by the Options and the price per share will be deemed automatically adjusted equitably and proportionately to reflect any share dividend, share split, or similar recapitalization affecting the Company's common stock. If the Company is involved in any merger, share exchange, or similar transaction, the Options will pertain and apply with appropriate adjustments to the securities and other property to which the holder of the number of shares covered by the Options would have been entitled.

         11.      Written Notice of Exercise and Payment of Option Price.

               (a)- These Options may be exercised in one or more transactions according to the terms hereof by written notice to the Company by the Optionee stating such Optionee's intention to exercise the Options and specifying the number of Shares with respect to which the Options are being exercised and the date on which the Optionee will pay for such Shares, which date shall be the date of exercise and shall not be later than 15 business days after the date of delivery of such notice to the Company.

               (b)- The Optionee shall pay the full price of the Shares elected to be purchased hereunder in cash or by certified or bank check. The Company shall issue such Shares on the exercise date if the purchase price has been paid in full.

               (c)- The exercise of these Options is conditioned upon the satisfaction by the Optionee, in a manner acceptable to the Company, of withholding tax or other withholding liabilities of the Company under any federal or state law resulting from or in connection with the exercise of these Options or the delivery or purchase of Shares hereto.

               12. Amendment and Waiver. Any amendment or waiver of any provision under this Agreement may be effected only with the written consent of the Company, the Optionee (unless all Options have been exercised, in which case the consent of the Optionee is not required) and the Holders of at least a majority of the Registrable Securities then outstanding.

               13. Rights as a Shareholder. The Optionee will have no rights as a shareholder with respect to the Shares until the date of the issuance of such shares to him. Except as provided in Section 10 above, no adjustment will be made for dividends, other distributions, or other rights for which the record date is prior to the date of such issuance.

               14. Remedies. The parties hereto acknowledge and agree that the breach of any part of this Agreement may cause irreparable harm and that monetary damages alone may be inadequate. The parties hereto therefore agree that any party shall be entitled to injunctive relief or such other applicable remedy as a court of competent jurisdiction may provide. Nothing contained herein will be construed to limit any party's right to any remedies at law, including recovery of damages for breach of any part of this Agreement.

               15. Controlling Law. This Agreement and all questions relating to its validity, interpretation, performance and enforcement, shall be governed by and construed in accordance with the laws of the state of North Carolina, notwithstanding any North Carolina or other conflict-of-law provisions to the contrary.

               16. Notices. All notices, requests, demands, and other communications required or permitted under this Agreement shall be in writing and shall be deemed to have been duly given, made, and received when delivered against receipt, upon receipt of a facsimile transmission, or upon actual receipt of registered or certified mail, postage prepaid, return receipt requested, addressed as set forth below:

         (a)      If to the Company:

                  Culp, Inc.
                  P.O. Box 2686
                  101 South Main Street
                  High Point, North Carolina  27261-2686
                  Attention:  Franklin N. Saxon
                  Facsimile:  (910) 887-7087

         with a copy given in the manner prescribed above, to:

         (b)      Robinson, Bradshaw & Hinson, P.A.
                  101 North Tryon Street, Suite 1900
                  Charlotte, North Carolina  28246-1900
                  Attention:  Henry H. Ralston
                  Facsimile:  (704) 378-4000

                  If to Phillips:

                  S. Davis Phillips
                  P.O. Box 1350
                  High Point, North Carolina
                  Facsimile:  (910) 882-3131

         with a copy given in the manner prescribed above, to:

                  Womble Carlyle Sandridge & Rice
                  1600 BB&T Financial Center
                  P.O. Drawer 84
                  Winston-Salem, North Carolina  27102
                  Attention:  William A. Davis, II
                  Facsimile:  (910) 733-8364

               Any party may alter the address to which communications or copies are to be sent by giving notice of such change to each of the other parties hereto in conformity with the provisions of this paragraph for the giving of notice.

               17. Binding Nature of Agreement. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, personal representatives, successors, and assigns.

               18. Entire Agreement. This Agreement contains the entire agreement and understanding among the parties hereto with respect to the subject matter hereof and supersedes all prior and contemporaneous agreements and understandings, inducements or conditions, express or implied, oral or written, except as herein contained. The express terms hereof control and supersede any course of performance and/or usage of the trade inconsistent with any of the terms hereof. This Agreement may not be modified or amended other than by an agreement in writing.

               19. Section Headings. The section headings in this Agreement are for convenience only; they form no part of this Agreement and shall not affect its interpretation.

               20. Gender. Words used herein, regardless of the number and gender specifically used, shall be deemed and construed to include any other number, singular or plural, and any other gender, masculine, feminine or neuter, as the context requires.

               21. Indulgences, Not Waivers. Neither the failure nor any delay on the part of a party to exercise any right, remedy, power, or privilege under this Agreement shall operate as a waiver thereof, nor shall any single or partial exercise of any right, remedy, power, or privilege preclude any other or further exercise of the same or any other right, remedy, power, or privilege, nor shall any waiver of any right, remedy, power, or privilege with respect to any occurrence be construed as a waiver of such right, remedy, power, or privilege with respect to any other occurrence. No waiver shall be effective unless it is in writing and is signed by the party asserted to have granted such waiver.

               22. Execution in Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original as against any party whose signature appears thereon, and all of which shall together constitute one and the same instrument. This Agreement shall become binding when one or more counterparts hereof, individually or taken together, shall bear the signatures of all of the parties reflected hereon as the signatories.

               23. Provisions Separable. The provisions of this Agreement are independent and separable from each other, and no provision shall be affected or rendered invalid, or unenforceable by virtue of the fact that for any reason any other or others of them may be invalid or unenforceable in whole or in part.

               24. Number of Days. In computing the number of days for purposes of this Agreement, all days shall be counted, including Saturdays, Sundays, and holidays; provided, however, that if the final day of any time period falls on a Saturday, Sunday, or holiday, then the final day shall be deemed to be the next day which is not a Saturday, Sunday, or holiday.

               IN WITNESS WHEREOF, the undersigned has executed this Agreement as of the date and year first above written.


                                       The Company:

                                       CULP, INC.


                                       By: ____________________________________
                                       Its:____________________________________




                                      __________________________________________
                                            S. Davis Phillips


Culp, Inc.
August 4, 1997
Page 4


C-479484v01!.02340.01193

C-479484v01!.02340.01193
                                    EXHIBIT B



                                 August 4, 1997



Culp, Inc.
101 South Main Street
High Point, NC 27261-2686

Ladies and Gentlemen:

               We have served as counsel to Phillips Industries, Inc., a North Carolina corporation ("Industries"), Phillips Weaving Mills, Inc., a North Carolina corporation ("Weaving"), Phillips Printing Mills, Inc., a North Carolina corporation ("Printing"), Phillips Velvet Mills, Inc., a North Carolina corporation ("Velvet"), Phillip Mills, Incorporated, a North Carolina corporation ("Mills"), Phillips Property Company, LLC ("Properties," and collectively with Industries, Weaving, Printing, Velvet and Mills, the "Seller Parties") in connection with the Asset Purchase Agreement dated as of August 4, 1997 (the "Agreement") by and among the Seller Parties and Culp, Inc. ("Buyer"). We have also acted as counsel to S. Davis Phillips ("Phillips") who is also a party to the Agreement f or limited purposes. This opinion is being delivered to you pursuant to Section 6.3(d) of the Agreement. Capitalized terms not otherwise defined herein shall have the meanings given to them in the Agreement and all references to sections or schedules shall be with respect to the Agreement.

               As counsel to the Seller  Parties and Phillips,  we have reviewed originals or copies identified to our satisfaction of the Agreement, records relating to the organization of the Seller Parties, including the Articles of Incorporation and Bylaws (or the Articles of Organization in the case of Properties), and all amendments thereto, and records of all proceedings of the Board of Directors (or Members in the case of Properties) of the Seller Parties and all other documents deemed relevant to and necessary as a basis for, the opinions herein expressed. In rendering the opinions expressed herein, we have relied as to certain factual matters upon certificates of public officials and officials and agents of the Seller Parties.

               In connection with such examinations, we have assumed, with you permission, that the Agreement and all other documents executed in connection therewith have been properly authorized by the Buyer and have been properly authorized by the Buyer and have been properly executed and delivered by Buyer; that the Agreement constitutes the valid, binding, and enforceable obligation against the Buyer; the legal capacity of all natural persons executing agreements, instruments or documents; the genuineness of all signatures; the authenticity of all documents submitted to us as originals; the conformity to original documents of all documents submitted to us as certified or photostatic copies, and the authenticity of originals of such documents; and the proper issuance and accuracy of certificates of public officials and officials and agents of the Seller Parties. As to any facts material to our opinions expressed herein which were not independently established or verified, we have relied upon statements and representations of officers and other representatives of the Seller Parties and of Phillips.

               Whenever any opinion herein with respect to the existence or absence of facts is qualified by the phrase "to our knowledge," such phrase indicates only that, during the course of our representation of the Seller Parties and Phillips, no information has come to the attention of the lawyers of this firm involved in such representation in this transaction which would give such lawyers actual knowledge of the existence or absence of such facts. Except to the extent expressly stated herein, we have not undertaken any independent investigation to determine the existence or absence of any such facts, and no inference as to our knowledge of the existence of such facts should be drawn from the fact of our representation of the Seller Parties or of Phillips.

               This opinion is limited to the laws of the State of North Carolina, excluding local laws of the State of North Carolina (i.e., the statutes and ordinances, the administrative decisions and the rules and regulations of counties, towns, municipalities and special political subdivisions of, or authorities or quasi-governmental bodies constituted under the laws of, the State of North Carolina and judicial decisions to the extent they deal with any of the foregoing), and the laws of the United States of America, that are, in our experience, normally applicable to the transactions of the type contemplated in the Agreement, and we are expressing no opinion as to the effect of the laws of any other jurisdiction.

               Based on and subject to the foregoing, and subject to the qualifications and limitations set forth herein, and having regard for such legal considerations as we deem relevant, it is our opinion that:

               1. Each of the Seller Parties (other than Properties) (collectively the "Seller Corporations") is a corporation duly incorporated and validly existing under the laws of North Carolina. The Seller Corporations' Articles of Incorporation are not suspended for failure to comply with the Revenue Act of the State of North Carolina, and the Seller Corporations are not administratively dissolved for failure to comply with the provisions of the North Carolina Business Corporation Act. Properties is a limited liability company organized and validly existing under the laws of North Carolina.

               2. Each of the Seller Parties has the full corporate power and authority (or, in the case of Properties, power under the North Carolina Limited Liability Company Act) to execute and deliver the Agreement, the Leases entered into pursuant to Section 6.3(o (herein, the "New Leases"), and the assignments of the Assigned Leases, to own its property and assets (including the Assets), to carry on the business of manufacturing upholstery fabrics, and to sell, assign, transfer, convey and deliver the Assets as provided in the Agreement.

               3. The execution, delivery and performance of the Agreement, the New Leases and the assignments of the Assigned Leases by the Seller Parties and the consummation of the transactions contemplated thereby have been duly authorized by all requisite action. Each of the Agreement, the New Leases and the assignments of the Assigned Leases has been executed and delivered by authorized officers, or managers, as the case may be, of each of the Seller Parties and each is a valid and binding obligation of each of them enforceable against each in accordance with its terms, except as enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting creditors' rights generally or by general equitable principles.

               4. The Agreement has been duly and validly executed and delivered by Phillips, and to the extent applicable to him, constitutes the legal, valid and binding agreement of Phillips, enforceable against him in accordance with its terms, except to the extent that enforceability may be limited by applicable bankruptcy, insolvency or other laws of general applicability relating to or affecting creditors' rights generally or by general equitable principles.

               5.  Neither  the  execution,   delivery  or  performance  of  the
          Agreement, the New Leases or the assignments of the Assigned Leases, nor the consummation of the transactions contemplated by the Agreement, will (i)-violate or conflict with any provision of the Articles of Incorporation, as amended, or Bylaws, as amended (or the Articles of Organization in the case of Properties) of any of the Seller Parties; or (ii)-to our knowledge, contravene any law, regulation, ordinance or code applicable to the transactions contemplated by the Agreement or require the consent, approval, order or authorization of or registration with, or the giving of notice to, any governmental or public body or authority by any of the Seller Parties, as to any material aspects of the transactions contemplated by the Agreement, except such notices, consents or approvals which have previously been obtained.

               6. To our knowledge, and in recognition that we have not represented any Seller Parties except with respect to this transaction, there are no actions, suits or legal, administrative, arbitration or other proceedings pending or threatened (except as noted in Schedule 3.8) against or affecting any of the Seller Parties or any of their properties or assets (including the Assets), at law or in equity before any court or administration officer or agency that might result in a material adverse change in the business or financial condition of any of the Seller Parties or impair the ability of any of the Seller Parties to perform their obligations under the Agreement, the New Leases or the assignments of the Assigned Leases or that question the validity of any of such documents.

               This opinion is solely for your information and is not tot be quoted in whole or in part or otherwise referred to, nor is it to be filed with any governmental agency or other person, without our prior written consent. No person other than the addressee hereof shall be entitled to rely on this opinion without our prior written consent. By rendering this opinion we have neither assumed nor undertaken any obligation for events occurring after the date of this letter.

                                        Sincerely,

                                        WOMBLE CARLYLE SANDRIDGE & RICE
                                        A Professional Limited Liability Company


                                                     Murray C. Greason, Jr.

MCGj/pds

10
C-479453v01!.02340.01193

C-479453v01!.02340.01193
                                    Exhibit C


                                  Weaving Plant


                                 LEASE AGREEMENT


               THIS LEASE AGREEMENT (the "Lease") is made and entered into as of the 4th day of August, 1997, by and between PHILLIPS PROPERTY COMPANY, LLC, a North Carolina limited liability company (the "Landlord"), and CULP, INC., a North Carolina corporation (the "Tenant").

                                   BACKGROUND

               A. Landlord is the owner of that certain parcel of land (the "Land") containing approximately N/A acres and located at 608 Broome Street in Monroe, Union County, North Carolina 28110. The Land is more particularly described on Exhibit A attached hereto.

               B. Located on the Land is a building containing approximately 70,000 sq.ft. of space (the "Building") and related improvements including but not limited to parking spaces, utilities and landscaping. The Land, the Building, the improvements located on the Land, and all rights appurtenant to the Land are referred to collectively in this Lease as the "Premises."

               NOW, THEREFORE, in consideration of the mutual covenants and conditions contained in this Lease, including the covenant to pay rent, and other good and valuable consideration, Landlord and Tenant hereby agree, for themselves, their successors and assigns, as follows:

               1. Premises. Landlord leases to Tenant, and Tenant accepts and rents from Landlord, the Premises, for the term and on the terms and conditions set forth in this Lease. Tenant and its subtenants, and their officers, employees, agents, customers, invitees, successors and assigns, shall have the exclusive right to use and occupy the Premises.

               2. Term. The term of this Lease ("Term") shall begin on August-4, 1997 (the "Commencement Date") and shall end at midnight on the date three (3) years after the Commencement Date. In addition, Tenant shall have two (2) successive options to renew the Term, each renewal period to be three (3) years (each such period, a "Renewal Period"). Tenant shall exercise each option by written notice to Landlord given on or before the date three (3) months before the commencement date of the Renewal Period in question. The first Renewal Period, if Tenant exercises its option therefor, shall commence upon the expiration of the initial Term, and each subsequent Renewal Period, if Tenant exercises its option therefor, shall commence upon the expiration of the immediately preceding Renewal Period. All references to the "Term" in this Lease shall, unless the context clearly indicates a different meaning, be deemed to include a reference to the initial Term of this Lease and any and all Renewal Periods. Each renewal shall be on the same provisions as are set forth herein.

               3. Delivery of Premises. Landlord shall deliver the Premises to Tenant on or before the Commencement Date.

               4. Rent. Tenant shall pay to Landlord annual rent of One Hundred Twenty Thousand and no/100 Dollars ($120,000.00), payable in equal monthly installments of Ten Thousand and no/100 Dollars ($10,000.00) ("Monthly Base Rent") in advance on the first day of each calendar month, commencing twelve (12) months after the Commencement Date and continuing thereafter throughout the Term. All rent shall be paid to Landlord at the address to which notices to Landlord are given as set forth in Section 21 below. Rent for any partial month shall be prorated on a daily basis.

               Beginning at the commencement of the first Renewal Period (if Tenant's option therefor is exercised), Monthly Base Rent shall be increased by an amount reflecting the percentage increase in the cost of living from the date two months prior to the Commencement Date until the date two months prior to the expiration of the Term. If Tenant exercises any further renewal options, Monthly Base Rent shall be similarly increased by an amount reflecting the percentage increase in the cost of living from the date two months prior to the commencement of the immediately preceding Renewal Period until the date two months prior to the expiration thereof. The percentage increase in the cost of living shall be determined by reference to the Consumer Price Index For All Urban Consumers (1982-1984=100), as published by the Bureau of Labor Statistics of the United States Department of Labor, and as most recently available on the date for which the cost of living determination is being made. If the above-referenced index is discontinued, calculated in a different manner or unavailable, Landlord may substitute a comparable, generally-accepted cost of living index.

               5. Repair and Maintenance. Tenant, at its expense, shall maintain in neat, clean and good order the Premises and shall perform all necessary repairs and maintenance necessary with respect thereto including without limitation repairs to and maintenance of parking areas, driveways, landscaping, grounds, structures, roofs, exteriors, foundations, and Building systems (including without limitation plumbing, heating, cooling, ventilation and electrical systems) but excluding, except as provided in section 10 below, casualties (including without limitation fire, damage from sprinklers and flooding), and repairs required due to the negligence of Landlord or its employees or invitees. Tenant shall also be responsible for any repairs to Tenant's personal property and equipment installed in the Building by Tenant.

               6. Alterations. Tenant shall have no right to make any structural alterations to the Building without the prior written consent of Landlord, which shall not be unreasonably withheld. Tenant shall have the right to make non-structural alterations to the Premises without consent, provided such alterations must be performed in a good and workmanlike manner.

               7. Personal Property. All inventory, equipment, fixtures and furnishings of Tenant in or attached to the Premises may be removed by Tenant at any time during the Term, provided that any damage caused by such removal will be promptly repaired by Tenant at its expense. Any such property not so removed before the expiration of the Term shall become the property of Landlord unless reasonably promptly removed by Tenant.

               8. Taxes. Tenant shall pay prior to delinquency (a)-all real property taxes applicable to the Premises during the Term and (b)-all taxes that are levied against any personal property or equipment of Tenant. Landlord shall deliver to Tenant, within thirty (30) days of Landlord's receipt thereof, any real estate tax bills pertaining to the Premises; provided, however, the failure of Landlord to deliver any such tax bill shall not relieve Tenant of the obligation of taxes hereunder. Notwithstanding the foregoing, Tenant shall not be deemed in default for nonpayment of taxes if it is in good faith contesting the validity or amount thereof in compliance with all applicable laws, and the enforcement of any lien therefor is suspended or stayed during such contest. Landlord agrees to cooperate with Tenant in any such contest. Taxes for the year in which the Term commences or expires (or otherwise terminates) shall be prorated.

               9. Utilities and Services. Tenant shall pay all charges for its usage of electricity, telephone, gas, water and sewer to the Premises during the Tenn. If as a result of any failure to furnish or delay or interruption in furnishing any of the utilities or services described above, the Premises are rendered substantially untenantable for Tenant's purposes for a period of twenty-four (24) consecutive hours, then, commencing upon such failure or delay, rent shall abate until the utility or service has been resumed.

               10. Damage by Fire or Other Casualty. Tenant shall promptly notify Landlord of any damage to the Premises caused by fire or other casualty.

               If (a)-the Building is rendered untenantable or substantially untenantable (as reasonably determined by Tenant) by fire or other casualty, or (b)-the Building or other portions of the Premises are totally or partially damaged or destroyed by fire or other casualty, and Tenant's architect reasonably estimates that the damage will take longer than ninety (90) days to repair, then Tenant may elect, by giving Landlord written notice within sixty (60) days of the fire or other casualty, to terminate this Lease as of the date of such casualty.

               If the Building or other portions of the Premises are damaged or destroyed by fire or other casualty covered by insurance maintained by Tenant, and this Lease is not terminated pursuant to the preceding paragraph, then Tenant shall, upon receipt of the insurance proceeds, repair and restore the damaged portions, to substantially the same condition as existed immediately prior to the casualty. Upon completion of the restoration work, the remainder of the insurance proceeds shall be disbursed to Tenant. Rent shall abate during any such period of damage or repair. Notwithstanding the foregoing, if the damage occurs during the last twelve (12) months of the Term, then Tenant shall have the right to terminate this Lease as of the date of the casualty by giving written notice of termination to Landlord within thirty (30) days after the fire or casualty.

               11.  Insurance.   Throughout  the  Term,  Tenant  shall  maintain
          (i)-casualty insurance on the Buildings covering all casualties included under standard insurance industry practices within the classification "Fire and Lightening, Extended Coverage, Vandalism and Malicious Mischief" in an amount equal to one hundred percent (100%) of the replacement value of each Building (including the fixtures), and (ii)-comprehensive public liability insurance covering death, bodily injury and property damage in the amount of at least Two Million and No/100 Dollars ($2,000,000.00) per occurrence/aggregate. Tenant's liability insurance shall name Landlord as an additional insured and shall include contractual liability consistent with standard ISO provisions, and Tenant's casualty insurance shall name Landlord as an owner and additional insured.

         All insurance required under this Lease:

               (a) shall be issued by an insurance company authorized to do business in the State of North Carolina;

               (b) shall, if available without additional cost, with respect to property insurance, contain - a waiver by the insurer of any rights of subrogation or indemnity to which the insurer might other-wise be entitled; and

               (c) shall, if available without additional cost, contain an endorsement requiring thirty (30) days' written notice from the insurance company to Landlord prior to any cancellation, non-renewal or material reduction in coverage of the policy.

               Notwithstanding anything to the contrary herein, each policy of property insurance required by this Lease shall contain an endorsement in which the insurance company waives any right of subrogation that it may acquire against Landlord by virtue of payment of any loss under such policy. In addition, Tenant waives any claims it may have against Landlord arising out of any casualty that would be covered by any policy of property insurance required to be maintained by it under this Lease, or that actually is covered by any policy of property insurance maintained by Tenant, without giving effect to any deductible amounts or self-insured risks. Prior to the commencement of the Term, and annually thereafter, Tenant shall, upon request, deliver to Landlord certificates of insurance evidencing the policies of insurance required by this section.

               12. Taking for Public Use. If all or any substantial part (as reasonably determined by Tenant) of the Premises are taken for any public or any quasi-public use under any statute or by right of eminent domain, or by private purchase in lieu thereof, then either Landlord or Tenant may terminate this Lease as of the date of such taking by providing thirty (30) days' written notice to the other party.

               If any part of the Premises is so taken and this Lease is not terminated under the provisions of the preceding paragraph, then Rent shall be apportioned according to the space so taken, and Landlord shall, to the extent possible with any award of damages from such taking, restore the remaining portion of the Premises to the extent necessary to render it reasonably suitable for the purposes for which it is leased, and shall make all repairs to any Building or other improvements damaged by such taking to the extent necessary to constitute the Building and Premises a complete, functional property. Rent shall abate during any such period of repair and restoration.

               The proceeds of any condemnation award for the Premises shall be the property of Landlord, but the proceeds of any condemnation award for the leasehold interest and the improvements located on the Premises that have been installed by Tenant shall be the property of Tenant Landlord shall have no interest in any award to Tenant for relocation expenses or for the taking of Tenant's fixtures or other personal property within the Premises, or for loss of business, or for depreciation to, damage to, the cost of removal of, or the value of stock, trade fixtures, furniture, and other property belonging to Tenant or subtenants, provided, however, that no award to the Tenant for any of the foregoing shall directly result in a reduction in the amount due to Landlord as a condemnation award for the Premises.

               13. Tenant Default. The occurrence of any one of the following shall constitute a default by Tenant:

               (a) Failure to pay rent or any other amount payable under this Lease within five (5) days of when due; or

               (b) Failure to perform any other provision of this Lease if the failure to perform is not cured within thirty (30) days after notice thereof has been given to Tenant; provided, however, that if the default is not reasonably capable of being cured in thirty (30) days, Tenant shall not be in default if it commences the cure within that thirty (30) day period and diligently prosecutes the cure to completion.

               14. Landlord's Remedies. Landlord shall have the following remedies if Tenant defaults. These remedies are not exclusive; they are cumulative in addition to any remedies now or later allowed by law.

               (a) Lessor shall have the right to terminate Lessee's right of possession of the Premises without terminating this Lease, and as long as Lessor does not terminate this Lease, collect rent when due. Lessee shall surrender possession of the Premises to Lessor and Lessor shall have the right to enter the Premises without notice to vacate (any right to which is hereby waived by Lessee) and relet them, without prior notice or demand, using such reasonable force as may be necessary, changing any or all locks on the Premises all without being liable for forcible entry, trespass, or other tort. Lessee shall be liable immediately to Lessor for all costs Lessor shall incur in reletting the Premises including, without limitation, broker's commissions, expenses for remodeling required by the reletting, and like costs. Reletting can be for a period shorter or longer than the remaining term of the Lease. Lessee shall pay to Lessor the rent due under this Lease on the date that the rent is due, less the rent Lessor receives from any reletting. No act by Lessor allowed by this paragraph or surrender of possession of the Premises pursuant to this paragraph shall terminate this Lease unless Lessor notifies Lessee that Lessor elects to terminate this Lease.

               (b) Lessor shall have the right to terminate this Lease without notice to vacate (any right to which is hereby waived by Lessee) and Lessee's rights to possession of the Premises at any time, and reenter the Premises as described in subparagraph (a) herein above. No act by Lessor other than the giving notice of termination to Lessee shall terminate this Lease. Upon termination, Lessor shall have the right to pursue its remedies at law or in equity to recover of Lessee all amounts of rent then due or thereafter accruing and such other damages as are caused by Lessee's default.

               15. Landlord Default. If Landlord fails timely to perform any of its duties under this Lease within thirty (30) days after notice of such default, Tenant shall have the right (but not the obligation) to perform any such duty on behalf and at the expense of Landlord upon notice to Landlord, and all sums expended or expenses incurred by Tenant in performing such duty shall be due and payable by Landlord upon demand by Tenant. Alternatively, Tenant may deduct and offset such amounts, with interest at the rate set forth below, from and against Rent due under this Lease.

               16. Assignment and Subleasing. Tenant shall not assign this Lease or sublet the Premises without the prior written consent of Landlord, which shall not be unreasonably withheld or delayed; provided, however, that Tenant may assign this Lease or sublease the Premises from time to time to entities of which Tenant is the majority owner without restriction or consent, provided, however, that Tenant shall provide Landlord written notice of such assignment at least ten (10) days prior to any such assignment.

               17.   Landlord's   Representations   and   Warranties.   Landlord
          represents and warrants to Tenant, and agrees, that:

               (a) Landlord owns good, valid, insurable and marketable title to the Premises free and clear of all liens, charges, assessments and encumbrances.

               (b) To its actual knowledge, the Premises are in compliance with all applicable legal requirements (including without limitation zoning requirements).

               (c) There is no litigation, action, suit, other legal proceeding or governmental investigation pending or threatened against the Premises, and Landlord has no actual knowledge or reason to know of any ground for any such action.

               (d) The  following  utilities  and services are  available to the
          Building: electricity, telephone, gas, water and sewer.

               (e) Provided Tenant performs its covenants, agreements and obligations hereunder, Landlord will warrant and defend Tenant in the peaceful and quiet enjoyment of the Premises.

               18. Use Clause/Compliance with Legal Requirements. Tenant may use the Premises ,or any lawful purpose. Tenant shall properly dispose of all trash, refrain from burning anything on or about the Premises, and refrain from engaging in any illegal or immoral activities on or about the Premises.

         19.      Hazardous Materials.

               (a) Tenant agrees that it shall not generate, use, store, release or dispose of any Hazardous Material on the Premises except in material compliance with applicable Environmental Laws. Tenant shall, at its sole cost and expense, cure within thirty (30) days after written notice from Landlord any breach of this Section 19(a) by taking all necessary response and corrective actions in accordance with all applicable Environmental Laws.

               (b) Tenant agrees to indemnify, defend and hold harmless Landlord, its officers, directors, shareholders, employees, agents, successors and assigns, from and against all claims, damages, actions, proceedings, costs, liens, requirements, judgments, losses, penalties, fines, settlements and liabilities of any kind (including without limitation attorneys' fees and court costs, and consultant and expert witness fees) arising in any manner, directly or indirectly, out of or by reason of (i)'any breach of any representation or covenant of Tenant in this Lease, (ii)
any violation or alleged violation of any Environmental Law by Tenant with respect to the Premises (provided such violation or alleged violation does not represent the substantial continuation of a violation or alleged violation that commenced prior to the Term), and/or (iii)'any presence, generation, treatment, storage, disposal, transport, release, threatened release or suspected release of any Hazardous Material brought on, in, under, about, to or from the Premises by Tenant. The provisions of this Section 19(b) shall survive the expiration or earlier termination of this Lease.

               (c) Landlord represents and warrants to Tenant that (i)-no Hazardous Material is or will, at the Commencement Date, be present in, on, under or about the Premises; (ii)-without limiting the foregoing, the Premises does not contain any underground storage tanks except as otherwise disclosed by Landlord in writing to Tenant prior to the execution of this Lease; (iii)-the Premises are in full compliance with all Environmental Laws, and (iv)-the Premise have never been the subject of remedial action for an environmental problem. Landlord shall, at its sole cost and expense, cure within thirty (30) days after written notice from Tenant any material breach of the representations set forth in this Section 19(c) which substantially interferes with Tenant's use and enjoyment of the Premises by taking all necessary response and corrective actions in accordance with all applicable Environmental Laws.

               (d) Landlord agrees to indemnify, defend and hold harmless Tenant, its subtenants, officers, directors, shareholders, employees, agents, successors and assigns, from and against all claims, damages, actions, proceedings, costs, liens, requirements, judgments, losses, penalties, fines, settlements and liabilities of any kind (including without limitation attorneys' fees and court costs, and consultant and expert witness fees) arising in any manner, directly or indirectly, out of or by reason of (i)-any breach of any representation or covenant of Landlord in this Lease, (ii)-any violation or alleged violation of any Environmental Law with respect to the Premises as of or prior to the Commencement Date, and/or (iii)-any presence, generation, treatment, storage, disposal, transport, release, threatened release or suspected release of any Hazardous Material on, in, under, about, to or from the Premises to the extent it does not result from Tenant's activities in the Premises. The provisions of this Section 19(d) shall survive the expiration or earlier termination of this Lease.

               (e) In the event of any breach by Landlord of its obligations pursuant to this Section 19 which is not cured within thirty (30) days after notice thereof has been given by Tenant, Tenant may at any time thereafter terminate this Lease by written notice to Landlord.

               (f) As used herein, "Hazardous Material" means any substance or material meeting any one or more of the following criteria: (i)-it is defined as a hazardous waste, hazardous substance, hazardous material, pollutant, contaminant or toxic substance under any Environmental Law;
          (ii)-it is toxic, explosive, corrosive, ignitable, reactive, infectious, radioactive, mutagenic, dangerous or other-wise hazardous; and/or (iii)-it is or contains, without limiting the foregoing, petroleum hydrocarbons.

               As used herein, "Environmental Law" shall mean any federal, state or local law, statute, ordinance, rule, regulation, pen-nit, directive, license, approval, guidance, interpretation, order, or other legal requirement relating to the protection of human health or the environment, including, but not limited to, any requirement pertaining to the manufacture, processing, distribution, use, treatment, storage, disposal, transportation, handling, reporting, licensing, permitting, investigation or remediation of materials that are or may constitute a threat to human health or the environment.

               20. Waiver. The waiver by either Landlord or Tenant of any breach of any covenant or agreement of this Lease shall not be deemed a waiver of any other default concerning the same or any other covenant or agreement of this Lease. The receipt and acceptance by Landlord of delinquent or partial rent shall not constitute a waiver of that or any other default.

               21. Notice. Any notice that either party desires or is required to give the other party shall be in writing and shall be deemed to have been sufficiently given if served personally or sent by a reputable over-night courier or sent by prepaid, registered or certified mail, addressed to the other party at the address set forth below:

         Landlord:                  Phillips Property Company, LLC
                                    P.O. Box 1350
                                    High Point, North Carolina
                                    Attn:   S. Davis Phillips

         with a                     Womble Carlyle Sandridge & Rice, P.L.L.C.
         copy to:          1600 BB&T Financial Center
                                    P.O. Drawer 84
                                    Winston-Salem, North Carolina 27102
                                    Attn:   William A. Davis, II

         Tenant:           Culp, Inc.
                                    P.O. Box 2686
                                    101 South Main Street
                                    High Point, North Carolina 27261-2686
                                    Attn:   Mr. Franklin N. Saxon

         with a                     Robinson, Bradshaw & Hinson, P.A.
                  copy to: 1900 Independence Center
                                    101 North Tryon Street
                                    Charlotte, North Carolina 28246
                                    Attn:  Henry H. Ralston, Esq.

               Either party may change its address by notifying the other party of the change of address in the foregoing manner.

               22. Surrender and Holding Over. Upon the expiration or earlier termination of the Term, Tenant shall surrender possession of the Premises in as good a condition as delivered to it, reasonable wear and tear and damage by fire and other casualty excepted.

               23. Subordination. This Lease and the rights of the parties hereto are expressly subordinate to the lien and provisions of any first lien mortgage now or hereafter existing encumbering the Premises, or any part thereof, and all amendments, renewals and modifications and extensions of and to any said mortgage, and all advances made or hereafter to be made upon the security of said mortgage. Tenant agrees to execute and deliver such further instruments subordinating this Lease to the lien of any such mortgage as may be requested in writing by Landlord from time to time. As used herein, the term mortgage shall mean any first lien mortgage, deed of trust, deed to secure debt or other instruments used to secure debt. As a condition to subordinating this Lease to any present or future mortgage of the Premises, Tenant may require that the mortgagee under such mortgage agree not to disturb Tenant's rights under this Lease so long as Tenant is not in default hereunder this Lease.

               24. Termination of Existing Leases. Landlord shall provide to Tenant evidence reasonably satisfactory to Tenant that any leases of all or any part of the Premises which are or have been in effect within thirty (30) days prior to the Commencement Date, if any, have been terminated prior to the Commencement Date.

               25. Interest on Amounts Past Due. Interest shall accrue on any amounts payable by Landlord or Tenant hereunder which are not paid when due at a rate of ten percent (10%) per annum.

               26. Applicable Law. This Lease has been entered into under, and shall be governed by the laws of the State of North Carolina.

               27. Memorandum. The Memorandum of Lease in the form attached as Exhibit B and made a part hereof shall be fully executed by the parties at the time this Lease is executed, and shall be delivered to Tenant. Tenant may record the Memorandum at its expense if it wishes to do so.

               28. Nature and Extent of Agreement. This instrument contains the complete agreement of the parties regarding the terms and conditions of the lease of the Premises, and there are no oral or written conditions, terms, understandings or other agreements pertaining thereto which have not been incorporated in this Lease. This instrument creates only the relationship of landlord and tenant between the parties as to the Premises. This Lease may be amended only by a written instrument executed by Landlord and Tenant. This Lease shall be binding upon and inure to the benefit of Landlord and Tenant and their respective successors and assigns. If any term, condition, covenant, clause or provision herein contained shall operate or would prospectively operate to invalidate this Lease in whole or in part, then such term, condition, covenant, clause and provision only shall be disregarded and the remainder of this Lease shall remain operative and in full force and effect.

               IN WITNESS WHEREOF, the parties hereto have cause this Lease Agreement to be duly executed under seal as of the date first above written.

         LANDLORD:                          PHILLIPS PROPERTY COMPANY, LLC


                                   By:      _________________________________
                                                  _____________, Manager



         TENANT:                       CULP, INC., a North Carolina corporation

         [CORPORATE SEAL]
                                   By:      ___________________________________
Attest:                                            ____________ President


                                            ___________________________________
                                                 _______________ Secretary

STATE OF ___________________

COUNTY OF _________________


               I, _________________________, a Notary Public for said County and State, do hereby certify that _____________________________, manager of PHILLIPS PROPERTY COMPANY, LLC, a limited liability company, personally appeared before me this day and acknowledged the due execution of the foregoing instrument on behalf of the company.

               WITNESS my hand and official seal, this the ____ day of _______________, 1997.


                                                 ______________________________
                                                 Notary Public

My commission expires:

_____________________

[NOTARIAL SEAL]

STATE OF NORTH CAROLINA

COUNTY OF _________________


     This ______ day of ____________, 1997, personally came before me ______________________, who, being by me duly sworn, says that he is the _______ President of CULP, INC., a North Carolina corporation, and that the seal affixed to the foregoing instrument in writing is the corporate seal of the company, and that said writing was signed and sealed by him, in behalf of said corporation, by its authority duly given. And the said _______ President acknowledged the said writing to be the act and deed of said corporation.


                                     __________________________________________
                                         Notary Public

My commission expires:

_______________________

[NOTARIAL SEAL]


9
C-479392v01!.02340.01193
C-479392v01!.02340.01193
                                      Exhibit C
                                  Tupelo Warehouse

                                 LEASE AGREEMENT

               THIS LEASE AGREEMENT (the"Lease") is made and entered into as of the 4th day of August, 1997, by and between PHILLIPS PROPERTY COMPANY, LLC, a North Carolina limited liability company (the "Landlord"), and CULP, INC., a North Carolina corporation (the "Tenant").

                               B A C K G R O U N D

               A. Landlord is the owner of that certain parcel of land (the "Land") containing approximately N/A acres and located at 104 Airport Road in Tupelo, Lee County, Mississippi _______. The Land is more particularly described on Exhibit_A attached hereto.

               B. Located on the Land is a building containing approximately ____ sq. ft. of space (the "Building") and related improvements including but not limited to parking spaces, utilities and landscaping. The Land, the Building, the improvements located on the Land, and all rights appurtenant to the Land are referred to collectively in this Lease as the "Premises."

               NOW, THEREFORE, in consideration of the mutual covenants and conditions contained in this Lease, including the covenant to pay rent, and other good and valuable consideration, Landlord and Tenant hereby agree, for themselves, their successors and assigns, as follows:

               1. Premises. Landlord leases to Tenant, and Tenant accepts and rents from Landlord, the Premises, for the term and on the terms and conditions set forth in this Lease. Tenant and its subtenants, and their officers, employees, agents, customers, invitees, successors and assigns, shall have the exclusive right to use and occupy the Premises.

               2. Term. The term of this Lease ("Term") shall begin on August-4, 1997 (the "Commencement Date") and shall end at midnight on the last day of the sixth month following the month containing the Commencement Date. The original term of this Lease shall automatically be renewed for successive one (1) month periods unless on or before the date that is one hundred eighty (180) days before the end of the original term or any one (1) month renewal period, either party gives written notice to the other that this Lease shall terminate at the end of the original term or the one (1) month renewal period in question. If such notice is timely given by either party, this Lease shall terminate as of the end of the original term (if the notice is given at least one hundred eighty (180) days prior to the end of the original term) or the then current renewal period (if the notice is given at least one hundred eighty (180) days prior to the end of the then-current renewal period). All references to the "Term" in this Lease shall, unless the context clearly indicates a different meaning, be deemed to include a reference to the initial Term of this Lease and any and all renewal periods. Each renewal shall be on the same provisions as set forth herein.

               3. Delivery of Premises. Landlord shall deliver the Premises to Tenant on or before the Commencement Date

               4. Rent. Tenant shall pay to Landlord monthly rent of Three Thousand One Hundred Fifty and no/100 Dollars ($3,150.00), payable in advance on the first day of each calendar month, commencing twelve
          (12) months after the Commencement Date and continuing thereafter throughout the Term. All rent shall be paid to Landlord at the address to which notices to Landlord are given as set forth in Section-21 below. Rent for any partial month shall be prorated on a daily basis.

         5.       Repair and Maintenance.

               (a) Tenant, at its expense, shall maintain in neat, clean and good order the Land (including parking areas, driveways, landscaping and grounds) and the interior of the Building (but excluding Building systems), and shall make all repairs required due to the negligence of Tenant or its employees or invitees and all other repairs other than those for which Landlord is responsible pursuant to subparagraph (b) below, but excluding casualties (including without limitation fire, damage from sprinklers and flooding). Tenant shall also be responsible for any repairs to Tenant's personal property and equipment installed in the Building by Tenant.

               (b) Landlord, at its expense, shall maintain in neat, clean and good order, condition and repair the remainder of the Premises, including without limitation all structures, roofs, exteriors, foundations, and Building systems (including without limitation plumbing, heating, cooling, ventilation and electrical systems). Landlord shall also make any modifications to the Premises required to comply with applicable legal requirements, including without limitation the Americans with Disabilities Act. If any repairs required to be made by Landlord to the Premises are not completed within thirty (30) days after written notice of the need for the repairs has been given by Tenant to Landlord (or, in the event of an emergency, if not made as soon as reasonably practical), then Tenant may (but has no obligation to) make the needed repairs on behalf of and at the expense of Landlord. Landlord shall reimburse Tenant for the reasonable cost of the repairs within thirty (30) days after written demand, accompanied by supporting invoices. Alternatively, Tenant may deduct and offset such costs and interest from and against rent due and to become due under this Lease. Notwithstanding anything to the contrary herein, Tenant shall have no responsibility to make any repairs due to any casualty affecting the Premises.

               6. Alterations. Tenant shall have no right to make any structural alterations to the Building without the prior written consent of Landlord, which shall not be unreasonably withheld. Tenant shall have the right to make non-structural alterations to the Premises without consent, provided such alterations must be performed in a good and workmanlike manner.

               7. Personal Property. All inventory, equipment, fixtures and furnishings of Tenant in or attached to the Premises may be removed by Tenant at any time during the Term, provided that any damage caused by such removal will be promptly repaired by Tenant at its expense. Any such property not so removed before the expiration of the Term shall become the property of Landlord unless reasonably promptly removed by Tenant.

               8. Taxes. Tenant shall pay prior to delinquency (a)-all real property taxes applicable to the Premises during the Term and (b)-all taxes that are levied against any personal property or equipment of Tenant. Landlord shall deliver to Tenant, within thirty (30) days of Landlord's receipt thereof, any real estate tax bills pertaining to the Premises; provided, however, the failure of Landlord to deliver any such tax bill shall not relieve Tenant of the obligation of taxes hereunder. Notwithstanding the foregoing, Tenant shall not be deemed in default for nonpayment of taxes if it is in good faith contesting the validity or amount thereof in compliance with all applicable laws, and the enforcement of any lien therefor is suspended or stayed during such contest. Landlord agrees to cooperate with Tenant in any such contest. Taxes for the year in which the Term commences or expires (or otherwise terminates) shall be prorated.

               9. Utilities and Services. Tenant shall pay all charges for its usage of electricity, telephone, gas, water and sewer to the Premises during the Term. If as a result of any failure to furnish or delay or interruption in furnishing any of the utilities or services described above, the Premises are rendered substantially untenantable for Tenant's purposes for a period of twenty-four (24) consecutive hours, then, commencing upon such failure or delay, rent shall abate until the utility or service has been resumed.

               10. Damage by Fire or Other Casualty. Tenant shall promptly notify Landlord of any damage to the Premises caused by fire or other casualty. Tenant may terminate this Lease as of the date of any such fire or other casualty by providing thirty (30) days' written notice to Landlord.

               11. Insurance. Throughout the Term, Landlord shall maintain casualty insurance on the Buildings covering all casualties included under standard insurance industry practices within the classification "Fire and Lightening, Extended Coverage, Vandalism and Malicious Mischief' in an amount equal to one hundred percent (100%) of the replacement value of each Building (including the fixtures), and Tenant shall maintain comprehensive public liability insurance covering death, bodily injury and property damage in the amount of at least Two Million and No/100 Dollars ($2,000,000.00) per occurrence/aggregate. Tenant's liability insurance shall name Landlord as an additional insured and shall include contractual liability consistent with standard ISO provisions.

               Each policy of property insurance required by this Lease shall contain an endorsement in which the insurance company waives any right of subrogation that it may acquire against Landlord or Tenant by virtue of payment of any loss under such policy. In addition, Landlord and Tenant each waives any claims it may have against the other arising out of any casualty that would be covered by the policy of property insurance required to be maintained by it under this Lease, or that actually is covered by any policy of property insurance maintained by such party, without giving effect to any deductible amounts or self-insured risks. Prior to the commencement of the Term, and annually thereafter, Landlord and Tenant shall, upon request, deliver to the other party certificates of insurance evidencing the policies of insurance required by this section.

               12. Taking for Public Use. If all or any substantial part (as reasonably determined by Tenant) of the Premises are taken for any public or any quasi-public use under any statute or by right of eminent domain, or by private purchase in lieu thereof, then either Landlord or Tenant may terminate this Lease as of the date of such taking by providing thirty (30) days' written notice to the other party.

               If any part of the Premises is so taken and this Lease is not terminated under the provisions of the preceding paragraph, then Rent shall be apportioned according to the space so taken, and Landlord shall, to the extent possible with any award of damages from such taking, restore the remaining portion of the Premises to the extent necessary to render it reasonably suitable for the purposes for which it is leased, and shall make all repairs to any Building or other improvements damaged by such taking to the extent necessary to constitute the Building and Premises a complete, functional property. Rent shall abate during any such period of repair and restoration.

               The proceeds of any condemnation award for the Premises shall be the property of Landlord, but the proceeds of any condemnation award for the leasehold interest and the improvements located on the Premises that have been installed by Tenant shall be the property of Tenant. Landlord shall have no interest in any award to Tenant for relocation expenses or for the taking of Tenant's fixtures or other personal property within the Premises, or for loss of business, or for depreciation to, damage to, the cost of removal of, or the value of stock, trade fixtures, furniture, and other property belonging to Tenant or subtenants, provided, however, that no award to the Tenant for any of the foregoing shall directly result in a reduction in the amount due to Landlord as a condemnation award for the Premises.

               13. Tenant Default. The occurrence of any one of the following shall constitute a default by Tenant:

               (a) Failure to pay rent or any other amount payable under this Lease within five (5) days of when due; or

               (b) Failure to perform any other provision of this Lease if the failure to perform is not cured within thirty (30) days after notice thereof has been given to Tenant; provided, however, that if the default is not reasonably capable of being cured in thirty (30) days, Tenant shall not be in default if it commences the cure within that thirty (30) day period and diligently prosecutes the cure to completion.

               14. Landlord's Remedies. Landlord shall have the following remedies if Tenant defaults. These remedies are not exclusive- they are cumulative in addition to any remedies now or later allowed by law.

               (a) Lessor shall have the right to terminate Lessee's right of possession of the Premises without terminating this Lease, and as long as Lessor does not terminate this Lease, collect rent when due. Lessee shall surrender possession of the Premises to Lessor and Lessor shall have the right to enter the Premises without notice to vacate (any right to which is hereby waived by Lessee) and relet them, without prior notice or demand, using such reasonable force as may be necessary, changing any or all locks on the Premises all without being liable for forcible entry, trespass, or other tort. Lessee shall be liable immediately to Lessor for all costs Lessor shall incur in reletting the Premises including, without limitation, broker's commissions, expenses for remodeling required by the reletting, and like costs. Reletting can be for a period shorter or longer than the remaining term of the Lease. Lessee shall pay to Lessor the rent due under this Lease on the date that the rent is due, less the rent Lessor receives from any reletting. No act by Lessor allowed by this paragraph or surrender of possession of the Premises pursuant to this paragraph shall terminate this Lease unless Lessor notifies Lessee that Lessor elects to terminate this Lease.

               (b) Lessor shall have the right to terminate this Lease without notice to vacate (any right to which is hereby waived by Lessee) and Lessee's rights to possession of the Premises at any time, and reenter the Premises as described in subparagraph (a) herein above. No act by Lessor other than the giving notice of termination to Lessee shall terminate this Lease. Upon termination, Lessor shall have the right to pursue its remedies at law or in equity to recover of Lessee all amounts of rent then due or thereafter accruing and such other damages as are caused by Lessee's default.

               15. Landlord Default. If Landlord fails timely to perform any of its duties under this Lease within thirty (30) days after notice of such default, Tenant shall have the right (but not the obligation) to perform any such duty on behalf and at the expense of Landlord upon notice to Landlord, and all sums expended or expenses incurred by Tenant in performing such duty shall be due and payable by Landlord upon demand by Tenant. Alternatively, Tenant may deduct and offset such amounts, with interest as set forth below, from and against Rent due under this Lease.

               16. Assignment and Subleasing. Tenant shall not assign this Lease or sublet the Premises without the prior written consent of Landlord, which shall not be unreasonably withheld or delayed; provided, however, that Tenant may assign this Lease or sublease the Premises from time to time to entities of which Tenant is the majority owner without restriction or consent, provided, however, that Tenant shall provide Landlord written notice of such assignment at least ten (10) days prior to any such assignment.

               17.   Landlord's   Representations   and   Warranties.   Landlord
          represents and warrants to Tenant and agrees, that:

               (a) Landlord owns good, valid, insurable and marketable title to the Premises free and clear of all liens, charges, assessments and encumbrances.

               (b) To its actual knowledge, the Premises are in compliance with all applicable legal requirements (including without limitation zoning requirements).

               (c) There is no litigation, action, suit, other legal proceeding or governmental investigation pending or threatened against the Premises, and Landlord has no actual knowledge or reason to know of any ground for any such action.

               (d) The  following  utilities  and services are  available to the
          Building: electricity, telephone, gas, water and sewer.

               (e) Provided Tenant performs its covenants, agreements and obligations hereunder, Landlord will warrant and defend Tenant in the peaceful and quiet enjoyment of the Premises.

               18. Use Clause/Compliance with Legal Requirements. Tenant may use the Premises for any lawful purpose. Tenant shall properly dispose of all trash, refrain from burning anything on or about the Premises, and refrain from engaging in any illegal or immoral activities on or about the Premises.

         19.      Hazardous Materials.

               (a) Tenant agrees that it shall not generate, use, store, release or dispose of any Hazardous Material on the Premises except in material compliance with applicable Environmental Laws. Tenant shall, at its sole cost and expense, cure within thirty (30) days after written notice from Landlord any breach of this Section-19(a) by taking all necessary response and corrective actions in accordance with all applicable Environmental Laws.

               (b) Tenant agrees to indemnify, defend and hold harmless Landlord, its officers, directors, shareholders, employees, agents, successors and assigns, from and against all claims, damages, actions, proceedings, costs, liens, requirements, judgments, losses, penalties, fines, settlements and liabilities of any kind (including without limitation attorneys' fees and court costs, and consultant and expert witness fees) arising in any manner, directly or indirectly, out of or by reason of (i)-any breach of any representation or covenant of Tenant in this Lease, (ii-any violation or alleged violation of any Environmental Law by Tenant with respect to the Premises (provided such violation or alleged violation does not represent the substantial continuation of a violation or alleged violation that commenced prior to the Term), and/or (iii)-any presence, generation, treatment, storage, disposal, transport, release, threatened release or suspected release of any Hazardous Material brought on, in, under, about, to or from the Premises by Tenant. The provisions of this Section-19(b) shall survive the expiration or earlier termination of this Lease.

               (c) Landlord represents and warrants to Tenant that (i)-no Hazardous Material is or will, at the Commencement Date, be present in, on, under or about the Premises; (ii)-without limiting the foregoing, the Premises does not contain any underground storage tanks except as other-wise disclosed by Landlord in writing to Tenant prior to the execution of this Lease; (iii)-the Premises are in full compliance with all Environmental Laws, and (iv)-the Premise have never been the subject of remedial action for an environmental problem. Landlord shall, at its sole cost and expense, cure within thirty (30) days after written notice from Tenant any material breach of the representations set forth in this Section-19(c) which substantially interferes with Tenant's use and enjoyment of the Premises by taking all necessary response and corrective actions in accordance with all applicable Environmental Laws.

               (d) Landlord agrees to indemnify, defend and hold harmless Tenant, its subtenants, officers, directors, shareholders, employees, agents, successors and assigns, from and against all claims, damages, actions, proceedings, costs, liens, requirements, judgments, losses, penalties, fines, settlements and liabilities of any kind (including without limitation attorneys' fees and court costs, and consultant and expert witness fees) arising in any manner, directly or indirectly, out of or by reason of (i)-any breach of any representation or covenant of Landlord in this Lease, (ii)-any violation or alleged violation of any Environmental Law with respect to the Premises as of or prior to the Commencement Date, and/or (iii)-any presence, generation, treatment, storage, disposal, transport, release, threatened release or suspected release of any Hazardous Material on, in, under, about, to or from the Premises to the extent it does not result from Tenant's activities in the Premises. The provisions of this Section-19(d) shall survive the expiration or earlier termination of this Lease.

               (e) In the event of any breach by Landlord of its obligations pursuant to this Section-19 which is not cured within thirty (30) days after notice thereof has been given by Tenant, Tenant may at any time thereafter terminate this Lease by written notice to Landlord.

               (f) As used herein, "Hazardous Material" means any substance or material meeting any one or more of the following criteria: (i)-it is defined as a hazardous waste, hazardous substance, hazardous material, pollutant, contaminant or toxic substance under any Environmental Law;
          (ii)-it is toxic, explosive, corrosive, ignitable, reactive, infectious, radioactive, mutagenic, dangerous or otherwise hazardous; and/or (iii)-it is or contains, without limiting the foregoing, petroleum hydrocarbons.

               As used herein, "Environmental Law" shall mean any federal, state or local law, statute, ordinance, rule, regulation, permit, directive, license, approval, guidance, interpretation, order, or other legal requirement relating to the protection of human health or the environment, including, but not limited to, any requirement pertaining to the manufacture, processing, distribution, use, treatment, storage, disposal, transportation, handling, reporting, licensing, permitting, investigation or remediation of materials that are or may constitute a threat to human health or the environment.

               20. Waiver. The waiver by either Landlord or Tenant of any breach of any covenant or agreement of this Lease shall not be deemed a waiver of any other default concerning the same or any other covenant or agreement of this Lease. The receipt and acceptance by Landlord of delinquent or partial rent shall not constitute a waiver of that or any other default.

               21. Notice. Any notice that either party desires or is required to give the other party shall be in writing and shall be deemed to have been sufficiently given if served personally or sent by a reputable over-night courier or sent by prepaid, registered or certified mail, addressed to the other party at the address set forth below:

         Landlord:         Phillips Property Company, LLC
                           P.O. Box 1350
                           High Point, North Carolina
                           Attn:    S. Davis Phillips

         with a            Womble Carlyle Sandridge & Rice, P.L.L.C.
         copy to: 1600 BB&T Financial Center
                           P.O. Drawer 84
                           Winston-Salem, North Carolina 27102
                           Attn:  William A. Davis, II

         Tenant:  Culp, Inc.
                           P.O. Box 2686
                           101 South Main Street
                           High Point, North Carolina 27261-2686
                           Attn:  Mr. Franklin N. Saxon

         with a            Robinson, Bradshaw & Hinson, P.A.
         copy to: 1900 Independence Center
                           101 North Tryon Street
                           Charlotte, North Carolina 28246
                           Attn:  Henry H. Ralston, Esq.

               Either party may change its address by notifying the other party of the change of address in the foregoing manner.

               22. Surrender and Holding Over. Upon the expiration or earlier termination of the Term, Tenant shall surrender possession of the Premises in as good a condition as delivered to it, reasonable wear and tear and damage by fire and other casualty excepted.

               23. Interest on Amounts Past Due. Interest shall accrue on any amounts payable by Landlord or Tenant hereunder which are not paid when due at a rate of ten percent (10%) per annum.

               24. Applicable Law. This Lease has been entered into under, and shall be governed by, the laws of the State of Mississippi.

               25. Memorandum. The Memorandum of Lease in the form attached as Exhibit-B and made a part hereof shall be fully executed by the parties at the time this Lease is executed, and shall be delivered to Tenant. Tenant may record the Memorandum at its expense if it wishes to do so.

               26. Nature and Extent of Agreement. This instrument contains the complete agreement of the parties regarding the terms and conditions of the lease of the Premises, and there are no oral or written conditions, terms, understandings or other agreements pertaining thereto which have not been incorporated in this Lease. This instrument creates only the relationship of landlord and tenant between the parties as to the Premises. This Lease may be amended only by a written instrument executed by Landlord and Tenant. This Lease shall be binding upon and inure to the benefit of Landlord and Tenant and their respective successors and assigns. If any term, condition, covenant, clause or provision herein contained shall operate or would prospectively operate to invalidate this Lease in whole or in part, then such term, condition, covenant, clause and provision only shall be disregarded and the remainder of this Lease shall remain operative and in full force and effect.

               IN WITNESS WHEREOF, the parties hereto have caused this Lease Agreement to be duly executed under seal as of the date first above written.


LANDLORD:                       PHILLIPS PROPERTY COMPANY, LLC


                                By:      ________________________________ (SEAL)
                                         __________________, Manager




TENANT:                         CULP, INC., a North Carolina corporation

[CORPORATE SEAL]

Attest:                         By.      ___________________________________
                                         ________________ President
                                        _________________ Secretary



4
C-479420v01!.02340.01193
                                     Exhibit C
                                  High Point Offices
C-479420v01!.02340.01193

                                 LEASE AGREEMENT

               THIS LEASE AGREEMENT (the "Lease") is made and entered into as of the 4th day of August, 1997, by and between PHILLIPS PROPERTY COMPANY, LLC, as attorney in fact for Market Square Limited Partnership (the
          "Landlord"), and CULP, INC., a North Carolina corporation (the "Tenant").


                               B A C K G R O U N D

               A.  Landlord  is the  owner of that  certain  parcel of land (the
          "Land") containing approximately N/A acres and located at 910 Mill Avenue in High Point, Guilford County, North Carolina 27260. The Land is more particularly described on Exhibit-A attached hereto.

               B. Located on the Land is a building containing approximately 12,000 sq. ft. of space (the "Building") and related improvements including but not limited to parking spaces, utilities and landscaping. The Land, the Building, the improvements located on the Land, and all rights appurtenant to the Land are referred to collectively in this Lease as the "Premises."

               NOW, THEREFORE, in consideration of the mutual covenants and conditions contained in this Lease, including the covenant to pay rent, and other good and valuable consideration, Landlord and Tenant hereby agree, for themselves, their successors and assigns, as follows:

               1. Premises. Landlord leases to Tenant, and Tenant accepts and rents from Landlord, the Premises, for the term and on the terms and conditions set forth in this Lease. Tenant and its subtenants, and their officers, employees, agents, customers, invitees, successors and assigns, shall have the exclusive right to use and occupy the Premises.

               2. Term. The term of this Lease ("Term") shall begin on August 4, 1997 (the "Commencement Date") and shall end at midnight on the date three (3) years after the Commencement Date. In addition, Tenant shall have two (2) successive options to renew the Term, each renewal period to be three (3) years (each such period, a "Renewal Period"). Tenant shall exercise each option by written notice to Landlord given on or before the date three (3) months before the commencement date of the Renewal Period in question. The first Renewal Period, if Tenant exercises its option therefor, shall commence upon the expiration of the initial Term, and each subsequent Renewal Period, if Tenant exercises its option therefor, shall commence upon the expiration of the immediately preceding Renewal Period. All references to the "Term" in this Lease shall, unless the context clearly indicates a different meaning, be deemed to include a reference to the initial Term of this Lease and any and all Renewal Periods. Each renewal shall be on the same provisions as are set forth herein.

               3. Delivery of Premises. Landlord shall deliver the Premises to Tenant on or before the Commencement Date.

               4. Rent. Tenant shall pay to Landlord annual rent of Thirty-Five Thousand and no/100 Dollars ($35,000.00), payable in equal monthly installments of Two Thousand Nine Hundred Sixteen and 67/100 Dollars ($2,916.67) ("Monthly Base Rent") in advance on the first day of each calendar month, commencing twelve (12) months after the Commencement Date and continuing thereafter throughout the Term. If the Commencement Date falls on a day other than the first day of a calendar month, the installment of rent payable for the initial partial calendar month for which rent is due shall be payable upon the Commencement Date. All rent shall be paid to Landlord at the address to which notices to Landlord are given as set forth in Section 21 below. Rent for any partial month shall be prorated on a daily basis.

               Beginning at the commencement of the first Renewal Period (if Tenant's option therefor is exercised), Monthly Base Rent shall be increased by an amount reflecting the percentage increase in the cost of living from the date two months prior to the Commencement Date until the date two months prior to the expiration of the Term. If Tenant exercises any further renewal options, Monthly Base Rent shall be similarly increased by an amount reflecting the percentage increase in the cost of living from the date two months prior to the commencement of the immediately preceding Renewal Period until the date two months prior to the expiration thereof. The percentage increase in the cost of living shall be determined by reference to the Consumer Price Index For All Urban Consumers (1982-1984=100), as published by the Bureau of Labor Statistics of the United States Department of Labor, and as most recently available on the date for which the cost of living determination is being made. If the above-referenced index is discontinued, calculated in a different manner or unavailable, Landlord may substitute a comparable, generally-accepted cost of living index.

               5. Repair and Maintenance. Tenant, at its expense, shall maintain in neat, clean and good order the Premises and shall perform all necessary repairs and maintenance necessary with respect thereto including without limitation repairs to and maintenance of parking areas, driveways, landscaping, grounds, structures, roofs, exteriors, foundations, and Building systems (including without limitation plumbing, heating, cooling, ventilation and electrical systems) but excluding, except as provided in section 10 below, casualties (including without limitation fire, damage from sprinklers and flooding), and repairs required due to the negligence of Landlord or its employees or invitees. Tenant shall also be responsible for any repairs to Tenant's personal property and equipment installed in the Building by Tenant.

               6. Alterations. Tenant shall have no right to make any structural alterations to the Building without the prior written consent of Landlord, which shall not be unreasonably withheld. Tenant shall have the right to make non-structural alterations to the Premises without consent, provided such alterations must be performed in a good and workmanlike manner.

               7. Personal Property. All inventory, equipment, fixtures and furnishings of Tenant in or attached to the Premises may be removed by Tenant at any time during the Term, provided that any damage caused by such removal will be promptly repaired by Tenant at its expense. Any such property not so removed before the expiration of the Term shall become the property of Landlord unless reasonably promptly removed by Tenant.

               8. Taxes. Tenant shall pay prior to delinquency (a)-all real property taxes applicable to the Premises during the Term and (b)-all taxes that are levied against any personal property or equipment of Tenant. Landlord shall deliver to Tenant, within thirty (30) days of Landlord's receipt thereof, any real estate tax bills pertaining to the Premises; provided, however, the failure of Landlord to deliver any such tax bill shall not relieve Tenant of the obligation of taxes hereunder. Notwithstanding the foregoing, Tenant shall not be deemed in default for nonpayment of taxes if it is in good faith contesting the validity or amount thereof in compliance with all applicable laws, and the enforcement of any lien therefor is suspended or stayed during such contest. Landlord agrees to cooperate with Tenant in any such contest. Taxes for the year in which the Term commences or expires (or otherwise terminates) shall be prorated.

               9. Utilities and- Services. Tenant shall pay all charges for its usage of electricity, telephone, gas, water and sewer to the Premises during the Term. If as a result of any failure to furnish or delay or interruption in furnishing any of the utilities or services described above, the Premises are rendered substantially untenantable for Tenant's purposes for a period of twenty-four (24) consecutive hours, then, commencing upon such failure or delay, rent shall abate until the utility or service has been resumed.

               10. Damage by Fire or Other Casualty. Tenant shall promptly notify Landlord of any damage to the Premises caused by fire or other casualty.

               If (a)-the Building is rendered untenantable or substantially untenantable (as reasonably determined by Tenant) by fire or other casualty, or (b)-the Building or other portions of the Premises are totally or partially damaged or destroyed by fire or other casualty, and Tenant's architect reasonably estimates that the damage will take longer than ninety (90) days to repair, then Tenant may elect, by giving Landlord written notice within sixty (60) days of the fire or other casualty, to terminate this Lease as of the date of such casualty.

               If the Building or other portions of the Premises are damaged or destroyed by fire or other casualty covered by insurance maintained by Tenant, and this Lease is not terminated pursuant to the preceding paragraph, then Tenant shall, upon receipt of the insurance proceeds, repair and restore the damaged portions, to substantially the same condition as existed immediately prior to the casualty. Upon completion of the restoration work, the remainder of the insurance proceeds shall be disbursed to Tenant. Rent shall abate during any such period of damage or repair. Notwithstanding the foregoing, if the damage occurs during the last twelve (12) months of the Term, then Tenant shall have the right to terminate this Lease as of the date of the casualty by giving written notice of termination to Landlord within thirty (30) days after the fire or casualty.

               11.  Insurance.   Throughout  the  Term,  Tenant  shall  maintain
          (1)-casualty insurance on the Buildings covering all casualties included under standard insurance industry practices within the classification "Fire and Lightening, Extended Coverage, Vandalism and Malicious Mischief' in an amount equal to one hundred percent (100%) of the replacement value of each Building (including the fixtures), and (ii)-comprehensive public liability insurance covering death, bodily injury and property damage in the amount of at least Two Million and No/100 Dollars ($2,000,000.00) per occurrence/aggregate. Tenant's liability insurance shall name Landlord as an additional insured and shall include contractual liability consistent with standard ISO provisions, and Tenant's casualty insurance shall name Landlord as an owner and additional insured.

               All insurance required under this Lease:

               (a) shall be issued by an insurance company authorized to do business in the State of North Carolina;

               (b) shall, if available without additional cost, with respect to property insurance, contain a waiver by the insurer of any rights of subrogation or indemnity to which the insurer might otherwise be entitled; and

               (c) shall, if available without additional cost, contain an endorsement requiring thirty (30) days' written notice from the insurance company to Landlord prior to any cancellation, non-renewal or material reduction in coverage of the policy.

               Notwithstanding anything to the contrary herein, each policy of property insurance required by this Lease shall contain an endorsement in which the insurance company waives any right of subrogation that it may acquire against Landlord by virtue of payment of any loss under such policy. In addition, Tenant waives any claims it may have against Landlord arising out of any casualty that would be covered by any policy of property insurance required to be maintained by it under this Lease, or that actually is covered by any policy of property insurance maintained by Tenant, without giving effect to any deductible amounts or self-insured risks. Prior to the commencement of the Term, and annually thereafter, Tenant shall, upon request, deliver to Landlord certificates of insurance evidencing the policies of insurance required by this section.

               12. Taking for Public Use. If all or any substantial part (as reasonably determined by Tenant) of the Premises are taken for any public or any quasi-public use under any statute or by right of eminent domain, or by private purchase in lieu thereof, then either Landlord or Tenant may terminate this Lease as of the date of such taking by providing thirty (30) days' written notice to the other party.

               If any part of the Premises is so taken and this Lease is not terminated under the provisions of the preceding paragraph, then Rent shall be apportioned according to the space so taken, and Landlord shall, to the extent possible with any award of damages from such taking, restore the remaining portion of the Premises to the extent necessary to render it reasonably suitable for the purposes for which it is leased, and shall make all repairs to any Building or other improvements damaged by such taking to the extent necessary to constitute the Building and Premises a complete, functional property. Rent shall abate during any such period of repair and restoration.

               The proceeds of any condemnation award for the Premises shall be the property of Landlord, but the proceeds of any condemnation award for the leasehold interest and the improvements located on the Premises that have been installed by Tenant shall be the property of Tenant. Landlord shall have no interest in any award to Tenant for relocation expenses or for the taking of Tenant's fixtures or other personal property within the Premises, or for loss of business, or for depreciation to, damage to, the cost of removal of, or the value of stock, trade fixtures, furniture, and other property belonging to Tenant or subtenants, provided, however, that no award to the Tenant for any of the foregoing shall directly result in a reduction in the amount due to Landlord as a condemnation award for the Premises.

               13. Tenant Default. The occurrence of any one of the following shall constitute a default by Tenant:

               (a) Failure to pay rent or any other amount payable under this Lease within five (5) days of when due; or

               (b) Failure to perform any other provision of this Lease if the failure to perform is not cured within thirty (30) days after notice thereof has been given to Tenant; provided, however, that if the default is not reasonably capable of being cured in thirty (30) days, Tenant shall not be in default if it commences the cure within that thirty (30) day period and diligently prosecutes the cure to completion.

               14. Landlord's Remedies. Landlord shall have the following remedies if Tenant defaults. These remedies are not exclusive; they are cumulative in addition to any remedies now or later allowed by law.

               (a) Lessor shall have the right to terminate Lessee's right of possession of the Premises without terminating this Lease, and as long as Lessor does not terminate this Lease, collect rent when due. Lessee shall surrender possession of the Premises to Lessor and Lessor shall have the right to enter the Premises without notice to vacate (any right to which is hereby waived by Lessee) and relet them, without prior notice or demand, using such reasonable force as may be necessary, changing any or all locks on the Premises all without being liable for forcible entry, trespass, or other tort. Lessee shall be liable immediately to Lessor for all costs Lessor shall incur in reletting the Premises including, without limitation, broker's commissions, expenses for remodeling required by the reletting, and like costs. Reletting can be for a period shorter or longer than the remaining term of the Lease. Lessee shall pay to Lessor the rent due under this Lease on the date that the rent is due, less the rent Lessor receives from any reletting. No act by Lessor allowed by this paragraph or surrender of possession of the Premises pursuant to this paragraph shall terminate this Lease unless Lessor notifies Lessee that Lessor elects to terminate this Lease.

               (b) Lessor shall have the right to terminate this Lease without notice to vacate (any right to which is hereby waived by Lessee) and Lessee's rights to possession of the Premises at any time, and reenter the Premises as described in subparagraph (a)-herein above. No act by Lessor other than the giving notice of termination to Lessee shall terminate this Lease. Upon termination, Lessor shall have the right to pursue its remedies at law or in equity to recover of Lessee all amounts of rent then due or thereafter accruing and such other damages as are caused by Lessee's default.

               15. Landlord Default. If Landlord fails timely to perform any of its duties under this Lease within thirty (30) days after notice of such default, Tenant shall have the right (but not the obligation) to perform any such duty on behalf and at the expense of Landlord upon notice to Landlord, and all sums expended or expenses incurred by Tenant in performing such duty shall be due and payable by Landlord upon demand by Tenant. Alternatively, Tenant may deduct and offset such amounts, with interest at the rate set forth below, from and against Rent due under this Lease.

               16. Assignment and Subleasing. Tenant shall not assign this Lease or sublet the Premises without the prior written consent of Landlord, which shall not be unreasonably withheld or delayed; provided, however, that Tenant may assign this Lease or sublease the Premises from time to time to entities of which Tenant is the majority owner without restriction or consent, provided, however, that Tenant shall provide Landlord written notice of such assignment at least ten (10) days prior to any such assignment.

               17.   Landlord's   Representations   and   Warranties.   Landlord
          represents and warrants to Tenant, and agrees, that:

               (a) Landlord owns good, valid, insurable and marketable title to the Premises free and clear of all liens, charges, assessments and encumbrances.

               (b) To the best of its knowledge, the Premises are in compliance with all applicable legal requirements (including without limitation zoning requirements);

               (c) There is no litigation, action, suit, other legal proceeding or governmental investigation pending or threatened against the Premises, and Landlord has no knowledge or reason to know of any ground for any such action.

               (d) The  following  utilities  and services are  available to the
          Building: electricity, telephone, gas, water and sewer.

               (e) Provided Tenant performs its covenants, agreements and obligations hereunder, Landlord will warrant and defend Tenant in the peaceful and quiet enjoyment of the Premises.

               18. Use Clause/Compliance with Legal Requirements. Tenant may use the Premises for any lawful purpose. Tenant shall properly dispose of all trash, refrain from burning anything on or about the Premises, and refrain from engaging in any illegal or immoral activities on or about the Premises.

         19.      Hazardous Materials.

               (a) Tenant agrees that it shall not generate, use, store, release or dispose of any Hazardous Material on the Premises except in material compliance with applicable Environmental Laws. Tenant shall, at its sole cost and expense, cure within thirty (30) days after written notice from Landlord any material breach of this Section 19(a) which substantially affects the Premises by taking all necessary response and corrective actions in accordance with all applicable Environmental Laws.

               (b) Tenant agrees to indemnify, defend and hold harmless Landlord, its officers, directors, shareholders, employees, agents, successors and assigns, from and against all claims, damages, actions, proceedings, costs, liens, requirements, judgments, losses, penalties, fines, settlements and liabilities of any kind (including without limitation attorneys' fees and court costs, and consultant and expert witness fees) arising in any manner, directly or indirectly, out of or by reason of (i)-any breach of any representation or covenant of Tenant in this Lease, (ii)-any violation or alleged violation of any Environmental Law by Tenant with respect to the Premises (provided such violation or alleged violation does not represent the substantial continuation of a violation or alleged violation that commenced prior to the Term), and/or (iii)-any presence, generation, treatment, storage, disposal, transport, release, threatened release or suspected release of any Hazardous Material brought on, in, under, about, to or from the Premises by Tenant. The provisions of this Section-19(b) shall survive the expiration or earlier termination of this Lease.

               (c) Landlord represents and warrants to Tenant that (i)-no Hazardous Material is or will, at the Commencement Date, be present in, on, under or about the Premises; (ii)-without limiting the foregoing, the Premises does not contain any underground storage tanks except as otherwise disclosed by Landlord in writing to Tenant prior to the execution of this Lease; (iii)-the Premises are in full compliance with all Environmental Laws, and (iv)-the Premise have never been the subject of remedial action for an environmental problem. Landlord shall, at its sole cost and expense, cure within thirty (30) days after written notice from Tenant any material breach of the representations set forth in this Section-19(c) which substantially interferes with Tenant's use and enjoyment of the Premises by taking all necessary response and corrective actions in accordance with all applicable Environmental Laws.

               (d) Landlord agrees to indemnify, defend and hold harmless Tenant, its subtenants, officers, directors, shareholders, employees, agents, successors and assigns, from and against all claims, damages, actions, proceedings, costs, liens, requirements, judgments, losses, penalties, fines, settlements and liabilities of any kind (including without limitation attorneys' fees and court costs, and consultant and expert witness fees) arising in any manner, directly or indirectly, out of or by reason of (i)-any breach of any representation or covenant of Landlord in this Lease, (ii)-any violation or alleged violation of any Environmental Law with respect to the Premises as of or prior to the Commencement Date, and/or (iii)-any presence, generation, treatment, storage, disposal, transport, release, threatened release or suspected release of any Hazardous Material on, in, under, about, to or from the Premises to the extent it does not result from Tenant's activities in the Premises. The provisions of this Section-19(d) shall survive the expiration or earlier termination of this Lease.

               (e) In the event of any breach by Landlord of its obligations pursuant to this Section-19 which is not cured within thirty (30) days after notice thereof has been given by Tenant, Tenant may at any time thereafter terminate this Lease by written notice to Landlord.

               (f) As used herein, "Hazardous Material" means any substance or material meeting any one or more of the following criteria: (i)-it is defined as a hazardous waste, hazardous substance, hazardous material, pollutant, contaminant or toxic substance under any Environmental Law;
          (ii)-it is toxic, explosive, corrosive, ignitable, reactive, infectious, radioactive, mutagenic, dangerous or otherwise hazardous; and/or (iii-it is or contains, without limiting the foregoing, petroleum hydrocarbons.

               As used herein, "Environmental Law" shall mean any federal, state or local law, statute, ordinance, rule, regulation, permit, directive, license, approval, guidance, interpretation, order, or other legal requirement relating to the protection of human health or the environment, including, but not limited to, any requirement pertaining to the manufacture, processing, distribution, use, treatment, storage, disposal, transportation, handling, reporting, licensing, permitting, investigation or remediation of materials that are or may constitute a threat to human health or the environment.

               20. Waiver. The waiver by either Landlord or Tenant of any breach of any covenant or agreement of this Lease shall not be deemed a waiver of any other default concerning the same or any other covenant or agreement of this Lease. The receipt and acceptance by Landlord of delinquent or partial rent shall not constitute a waiver of that or any other default.

               21. Notice. Any notice that either party desires or is required to give the other party shall be in writing and shall be deemed to have been sufficiently given if served personally or sent by a reputable over-night courier or sent by prepaid, registered or certified mail, addressed to the other party at the address set forth below:

                  Landlord:            Phillips Property Company, LLC
                                       P.O. Box 1350
                                       High Point, North Carolina
                                       Attn:  S. Davis Phillips

                  with a               Womble Carlyle Sandridge & Rice, P.L.L.C.
                  copy to:             1600 BB&T Financial Center
                                       P.O. Drawer 84
                                       Winston-Salem, North Carolina 27102
                                       Attn:  William A. Davis, II

                  Tenant:              Culp, Inc.
                                       P.O. Box 2686
                                       101 South Main Street
                                       High Point, North Carolina  27261-2686
                                       Attn:  Mr. Franklin N. Saxon

                  with a               Robinson, Bradshaw & Hinson, P.A.
                  copy to:             1900 Independence Center
                                       101 North Tryon Street
                                       Charlotte, North Carolina  28246
                                       Attn:  Henry H. Ralston, Esq.

               Either party may change its address by notifying the other party of the change of address in the foregoing manner.

               22. Surrender and Holding Over. Upon the expiration or earlier termination of the Term, Tenant shall surrender possession of the Premises in as good a condition as delivered to it, reasonable wear and tear and damage by fire and other casualty excepted.

               23. Subordination. This Lease and the rights of the parties hereto are expressly subordinate to the lien and provisions of any first lien mortgage now or hereafter existing encumbering the Premises, or any part thereof, and all amendments, renewals and modifications and extensions of and to any said mortgage, and all advances made or hereafter to be made upon the security of said mortgage. Tenant agrees to execute and deliver such further instruments subordinating this Lease to the lien of any such mortgage as may be requested in writing by Landlord from time to time. As used herein, the term mortgage shall mean any first lien mortgage, deed of trust, deed to secure debt or other instruments used to secure debt. As a condition to subordinating this Lease to any present or future mortgage of the Premises, Tenant may require that the mortgagee under such mortgage agree not to disturb Tenant's rights under this Lease so long as Tenant is not in default hereunder this Lease.

               24. Termination of Existing Leases. Landlord shall provide to Tenant evidence reasonably satisfactory to Tenant that any leases of all or any part of the Premises which are or have been in effect within thirty (30) days prior to the Commencement Date, if any, have been terminated prior to the Commencement Date.

               25. Interest on Amounts Past Due. Interest shall accrue on any amounts payable by Landlord or Tenant hereunder which are not paid when due at a rate of ten percent (10%) per annum.

               26. Applicable Law. This Lease has been entered into under, and shall be governed by, the laws of the State of North Carolina.

               27. Memorandum. The Memorandum of Lease in the form attached as Exhibit-B and made a part hereof shall be fully executed by the parties at the time this Lease is executed, and shall be delivered to Tenant. Tenant may record the Memorandum at its expense if it wishes to do so.

               28. Nature and Extent of Agreement. This instrument contains the complete agreement of the parties regarding the terms and conditions of the lease of the Premises, and there are no oral or written conditions, terms, understandings or other agreements pertaining thereto which have not been incorporated in this Lease. This instrument creates only the relationship of landlord and tenant between the parties as to the Premises. This Lease may be amended only by a written instrument executed by Landlord and Tenant. This Lease shall be binding upon and inure to the benefit of Landlord and Tenant and their respective successors and assigns. If any term, condition, covenant, clause or provision herein contained shall operate or would prospectively operate to invalidate this Lease in whole or in part, then such term, condition, covenant, clause and provision only shall be disregarded and the remainder of this Lease shall remain operative and in full force and effect.

               IN WITNESS WHEREOF, the parties hereto have caused this Lease Agreement to be duly executed under seal as of the date first above written.


                                                LANDLORD:

                                                PHILLIPS PROPERTY COMPANY, LLC


                                                By:      _______________________
                                                         Manager



                                         TENANT:

                                        CULP, INC., a North Carolina corporation


[CORPORATE SEAL]                        By.      _______________________________
                                                         _________ President
ATTEST:


__________________________
____________ Secretary



11
C-479452v01!.02340.01193
C-479452v01!.02340.01193
                                      Exhibit C
                                      Yarn Plant


                                 LEASE AGREEMENT


               THIS LEASE AGREEMENT (the "Lease") is made and entered into as of the 4th day of August, 1997, by and between PHILLIPS WEAVING MILLS, INC., a North Carolina corporation (the "Landlord"), and CULP, INC., a North Carolina corporation (the "Tenant").

                                   BACKGROUND

     A. Landlord is the owner of that certain parcel of land (the "Land") containing approximately N/A acres and located at 325 Suthland Avenue in Monroe, Union County, North Carolina 28111. The Land is more particularly described on Exhibit A attached hereto.

               B. Located on the Land is a building containing approximately 70,000 sq.ft. of space (the "Building") and related improvements including but not limited to parking spaces, utilities and landscaping. The Land, the Building, the improvements located on the Land, and all rights appurtenant to the Land are referred to collectively in this Lease as the "Premises."

               NOW, THEREFORE, in consideration of the mutual covenants and conditions contained in this Lease, including the covenant to pay rent, and other good and valuable consideration, Landlord and Tenant hereby agree, for themselves, their successors and assigns, as follows:

               1. Premises. Landlord leases to Tenant, and Tenant accepts and rents from Landlord, the Premises, for the term and on the terms and conditions set forth in this Lease. Tenant and its subtenants, and their officers, employees, agents, customers, invitees, successors and assigns, shall have the exclusive right to use and occupy the Premises.

               2. Term. The term of this Lease ("Term") shall begin on August-4, 1997 (the "Commencement Date") and shall end at midnight on the date two (2) years after the Commencement Date. In addition, Tenant shall have two (2) successive options to renew the Term, each renewal period to be two (2) years (each such period, a "Renewal Period"). Tenant shall exercise each option by written notice to Landlord given on or before the date three (3) months before the commencement date of the Renewal Period in question. The first Renewal Period, if Tenant exercises its option therefor, shall commence upon the expiration of the initial Term, and each subsequent Renewal Period, if Tenant exercises its option therefor, shall commence upon the expiration of the immediately preceding Renewal Period. All references to the "Term" in this Lease shall, unless the context clearly indicates a different meaning, be deemed to include a reference to the initial Term of this Lease and any and all Renewal Periods. Each renewal shall be on the same provisions as are set forth herein.

               3. Delivery of Premises. Landlord shall deliver the Premises to Tenant on or before the Commencement Date.

               4. Rent. Tenant shall pay to Landlord annual rent of Ninety Thousand and no/100 Dollars ($90,000.00), payable in equal monthly installments of Seven Thousand Five Hundred and no/100 Dollars ($7,500.00) ("Monthly Base Rent") in advance on the first day of each calendar month, commencing twelve (12) months after the Commencement Date and continuing thereafter throughout the Tenn. If the Commencement Date falls on a day other than the first day of a calendar month, the installment of rent payable for the initial partial calendar month for which rent is due shall be payable upon the Commencement Date. All rent shall be paid to Landlord at the address to which notices to Landlord are given as set forth in Section 21 below. Rent for any partial month shall be prorated on a daily basis.

               Beginning at the commencement of the first Renewal Period (if Tenant's option therefor is exercised), Monthly Base Rent shall be increased by an amount reflecting the percentage increase in the cost of living from the date two months prior to the Commencement Date until the date two months prior to the expiration of the Term. If Tenant exercises any further renewal options, Monthly Base Rent shall be similarly increased by an amount reflecting the percentage increase in the cost of living from the date two months prior to the commencement of the immediately preceding Renewal Period until the date two months prior to the expiration thereof. The percentage increase in the cost of living shall be determined by reference to the Consumer Price Index For All Urban Consumers (1982-1984=100), as published by the Bureau of Labor Statistics of the United States Department of Labor, and as most recently available on the date for which the cost of living determination is being made. If the above-referenced index is discontinued, calculated in a different manner or unavailable, Landlord may substitute a comparable, generally-accepted cost of living index.

         5.       Repair and Maintenance.

               (a) Tenant, at its expense, shall maintain the Premises in neat, clean and good order and repair, and shall be responsible for all maintenance, replacements and repair with respect to the Premises, including without limitation all paving, parking areas, driveways, landscaping, grounds roofs, structures, exteriors, foundations, glass and Building systems (including without limitation plumbing, heating, cooling, ventilation, and electrical systems), except as provided in subparagraph (b) below, and shall be solely responsible for making all repairs required due to the negligence of Tenant or its employees or invitees and all other repairs other than those for which Landlord is partially responsible pursuant to subparagraph (b) below, but excluding, except as provided in section 10 below, casualties (including without limitation fire, damage from sprinklers and flooding). Tenant shall also be responsible for any repairs to Tenant's personal property and equipment installed in the Building by Tenant, except as provided in section 10 below.

               (b) Notwithstanding the provisions of subparagraph (a) above, Landlord and Tenant shall each bear fifty percent (50%) of the cost of major repairs and complete or substantial replacement or major overhaul or reconstruction of structural components of the Building, roofs and Building systems as described in subparagraph (a) above. Landlord and Tenant shall also each pay fifty percent (50%) of the cost of making any modifications to the Premises required to comply with applicable legal requirements, including without limitation the Americans with Disabilities Act. Landlord shall reimburse Tenant for its share of the reasonable cost of the repairs within thirty (30) days after written demand, accompanied by supporting invoices. Alternatively, Tenant may deduct and offset such costs and interest from and against rent due and to become due under this Lease. Notwithstanding anything to the contrary herein, Tenant shall have no responsibility to make any repairs due to any casualty affecting the Premises.

               6. Alterations. Tenant shall have no right to make any structural alterations to the Building without the prior written consent of Landlord, which shall not be unreasonably withheld. Tenant shall have the right to make non-structural alterations to the Premises without consent, provided such alterations must be performed in a good and workmanlike manner.

               7. Personal Property. All inventory, equipment, fixtures and furnishings of Tenant in or attached to the Premises may be removed by Tenant at any time during the Term, provided that any damage caused by such removal will be promptly repaired by Tenant at its expense. Any such property not so removed before the expiration of the Term shall become the property of Landlord unless reasonably promptly removed by Tenant.

               8. Taxes. Tenant shall pay prior to delinquency (a)-all real property taxes applicable to the Premises during the Term and (b)-all taxes that are levied against any personal property or equipment of Tenant. Landlord shall deliver to Tenant, within thirty (30) days of Landlord's receipt thereof, any real estate tax bills pertaining to the Premises; provided, however, the failure of Landlord to deliver any such tax bill shall not relieve Tenant of the obligation of taxes hereunder. Notwithstanding the foregoing, Tenant shall not be deemed in default for nonpayment of taxes if it is in good faith contesting the validity or amount thereof in compliance with all applicable laws, and the enforcement of any lien therefor is suspended or stayed during such contest. Landlord agrees to cooperate with Tenant in any such contest. Taxes for the year in which the Term commences or expires (or otherwise terminates) shall be prorated.

               9. Utilities and Services. Tenant shall pay all charges for its usage of electricity, telephone, gas, water and sewer to the Premises during the Tenn. If as a result of any failure to furnish or delay or interruption in furnishing any of the utilities or services described above, the Premises are rendered substantially untenantable for Tenant's purposes for a period of twenty-four (24) consecutive hours, then, commencing upon such failure or delay, rent shall abate until utility or service has been resumed.

               10. Damage by Fire or Other Casualty. Tenant shall promptly notify Landlord of any damage to the Premises caused by fire or other casualty.

               If (a)-the Building is rendered untenantable or substantially untenantable (as reasonably determined by Tenant) by fire or other casualty, or (b)-the Building or other portions of the Premises are totally or partially damaged or destroyed by fire or other casualty, and Tenant's architect reasonably estimates that the damage will take longer than ninety (90) days to repair, then Tenant may elect, by giving Landlord written notice within sixty (60) days of the fire or other casualty, to terminate this Lease as of the date of such casualty.

               If the Building or other portions of the Premises are damaged or destroyed by fire or other casualty covered by insurance maintained by Tenant, and this Lease is not terminated pursuant to the preceding paragraph, then Tenant shall, upon receipt of the insurance proceeds, repair and restore the damaged portions, to substantially the same condition as existed immediately prior to the casualty. Upon completion of the restoration work, the remainder of the insurance proceeds shall be disbursed to Tenant. Rent shall abate during any such period of damage or repair. Notwithstanding the foregoing, if the damage occurs during the last twelve (12) months of the Term, then Tenant shall have the right to terminate this Lease as of the date of the casualty by giving written notice of termination to Landlord within thirty (30) days after the fire or casualty.

               11.  Insurance.   Throughout  the  Term,  Tenant  shall  maintain
          (i)-casualty insurance on the Buildings covering all casualties included under standard insurance industry practices within the classification "Fire and Lightening, Extended Coverage, Vandalism and Malicious Mischief' in an amount equal to one hundred percent (100%) of the replacement value of each Building (including the fixtures), and (ii)-comprehensive public liability insurance covering death, bodily injury and property damage in the amount of at least Two Million and No/100 Dollars ($2,000,000.00) per occurrence/aggregate. Tenant's liability insurance shall name Landlord as an additional insured and shall include contractual liability consistent with standard ISO provisions, and Tenant's casualty insurance shall name Landlord as an owner and additional insured.

         All insurance required under this Lease:

               (a) shall be issued by an insurance company authorized to do business in the State of North Carolina;

               (b) shall, if available without additional cost, with respect to property insurance, contain a waiver by the insurer of any rights of subrogation or indemnity to which the insurer might otherwise be entitled; and

               (c) shall, if available without additional cost, contain an endorsement requiring thirty (30) days' written notice from the insurance company to Landlord prior to any cancellation, non-renewal or material reduction in coverage of the policy.

               Notwithstanding anything to the contrary herein, each policy of property insurance required by this Lease shall contain an endorsement in which the insurance company waives any right of subrogation that it may acquire against Landlord by virtue of payment of any loss under such policy. In addition, Tenant waives any claims it may have against Landlord arising out of any casualty that would be covered by any policy of property insurance required to be maintained by it under this Lease, or that actually is covered by any policy of property insurance maintained by Tenant, without giving effect to any deductible amounts or self-insured risks. Prior to the commencement of the Term, and annually thereafter, Tenant shall, upon request, deliver to Landlord certificates of insurance evidencing the policies of insurance required by this section.

               12. Taking for Public Use. If all or any substantial part (as reasonably determined by Tenant) of the Premises are taken for any public or any quasi-public use under any statute or by right of eminent domain, or by private purchase in lieu thereof, then either Landlord or Tenant may terminate this Lease as of the date of such taking by providing thirty (30) days' written notice to the other party.

               If any part of the Premises is so taken and this Lease is not terminated under the provisions of the preceding paragraph, then Rent shall be apportioned according to the space so taken, and Landlord shall, to the extent possible with any award of damages from such taking, restore the remaining portion of the Premises to the extent necessary to render it reasonably suitable for the purposes for which it is leased, and shall make all repairs to any Building or other improvements damaged by such taking to the extent necessary to constitute the Building and Premises a complete, functional property. Rent shall abate during any such period of repair and restoration.

               The proceeds of any condemnation award for the Premises shall be the property of Landlord, but the proceeds of any condemnation award for the leasehold interest and the improvements located on the Premises that have been installed by Tenant shall be the property of Tenant. Landlord shall have no interest in any award to Tenant for relocation expenses or for the taking of Tenant's fixtures or other personal property within the Premises, or for loss of business, or for depreciation to, damage to, the cost of removal of, or the value of stock, trade fixtures, furniture, and other property belonging to Tenant or subtenants, provided, however, that no award to the Tenant for any of the foregoing shall directly result in a reduction in the amount due to Landlord as a condemnation award for the Premises.

               13. Tenant Default. The occurrence of any one of the following shall constitute a default by Tenant:

               (a) Failure to pay rent or any other amount payable under this Lease within five (5) days of when due; or

               (b) Failure to perform any other provision of this Lease if the failure to perform is not cured within thirty (30) days after notice thereof has been given to Tenant; provided, however, that if the default is not reasonably capable of being cured in thirty (30) days, Tenant shall not be in default if it commences the cure within that thirty (30) day period and diligently prosecutes the cure to completion.

               14. Landlord's Remedies. Landlord shall have the following remedies if Tenant defaults. These remedies are not exclusive; they are cumulative in addition to any remedies now or later allowed by law.

               (a) Lessor shall have the right to terminate Lessee's right of possession of the Premises without terminating this Lease, and as long as Lessor does not terminate this Lease, collect rent when due. Lessee shall surrender possession of the Premises to Lessor and Lessor shall have the right to enter the Premises without notice to vacate (any right to which is hereby waived by Lessee) and relet them, without prior notice or demand, using such reasonable force as may be necessary, changing any or all locks on the Premises all without being liable for forcible entry, trespass, or other tort. Lessee shall be liable immediately to Lessor for all costs Lessor shall incur in reletting the Premises including, without limitation, broker's commissions, expenses for remodeling required by the reletting, and like costs. Reletting can be for a period shorter or longer than the remaining term of the Lease. Lessee shall pay to Lessor the rent due under this Lease on the date that the rent is due, less the rent Lessor receives from any reletting. No act by Lessor allowed by this paragraph or surrender of possession of the Premises pursuant to this paragraph shall terminate this Lease unless Lessor notifies Lessee that Lessor elects to terminate this Lease.

               (b) Lessor shall have the right to terminate this Lease without notice to vacate (any right to which is hereby waived by Lessee) and Lessee's rights to possession of the Premises at any time, and reenter the Premises as described in subparagraph (a) herein above. No act by Lessor other than the giving notice of termination to Lessee shall terminate this Lease. Upon termination, Lessor shall have the right to pursue its remedies at law or in equity to recover of Lessee all amounts of rent then due or thereafter accruing and such other damages as are caused by Lessee's default.

               15. Landlord Default. If Landlord fails timely to perform any of its duties under this Lease within thirty (30) days after notice of such default, Tenant shall have the right (but not the obligation) to perform any such duty on behalf and at the expense of Landlord upon notice to Landlord, and all sums expended or expenses incurred by Tenant in performing such duty shall be due and payable by Landlord upon demand by Tenant. Alternatively, Tenant may deduct and offset such amounts, with interest at the rate set forth below, from and against Rent due under this Lease.

               16. Assignment and Subleasing. Tenant shall not assign this Lease or sublet the Premises without the prior written consent of Landlord, which shall not be unreasonably withheld or delayed; provided, however, that Tenant may assign this Lease or sublease the Premises from time to time to entities of which Tenant is the majority owner without restriction or consent, provided, however, that Tenant shall provide Landlord written notice of such assignment at least ten (10) days prior to any such assignment.

               17.   Landlord's   Representations   and   Warranties.   Landlord
          represents and warrants to Tenant, and agrees, that:

               (a) Landlord owns good, valid, insurable and marketable title to the Premises free and clear of all liens, charges, assessments and encumbrances.

               (b) To the best of its knowledge, the Premises are in compliance with all applicable legal requirements (including without limitation zoning requirements).

               (c) There is no litigation, action, suit, other legal proceeding or governmental investigation pending or threatened against the Premises, and Landlord has no knowledge or reason to know of any ground for any such action.

               (d) The  following  utilities  and services are  available to the
          Building: electricity, telephone, gas, water and sewer.

               (e) Provided Tenant performs its covenants, agreements and obligations hereunder, Landlord will warrant and defend Tenant in the peaceful and quiet enjoyment of the Premises,

               18. Use Clause/Compliance with Legal Requirements. Tenant may use the Premises for any lawful purpose. Tenant shall properly dispose of all trash, refrain from burning anything on or about the Premises, and refrain from engaging in any illegal or immoral activities on or about the Premises.

         19.      Hazardous Materials.

               (a) Tenant agrees that it shall not generate, use, store, release or dispose of any Hazardous Material on the Premises except in material compliance with applicable Environmental Laws. Tenant shall, at its sole cost and expense, cure within thirty (30) days after written notice from Landlord any breach of this Section 19(a) by taking all necessary response and corrective actions in accordance with all applicable Environmental Laws.

               (b) Tenant agrees to indemnify, defend and hold harmless Landlord, its officers, directors, shareholders, employees, agents, successors and assigns, from and against all claims, damages, actions, proceedings, costs, liens, requirements, judgments, losses, penalties, fines, settlements and liabilities of any kind (including without limitation attorneys' fees and court costs, and consultant and expert witness fees) arising in any manner, directly or indirectly, out of or by reason of (1)-any breach of any representation or covenant of Tenant in this Lease, (ii)-any violation or alleged violation of any Environmental Law by Tenant with respect to the Premises (provided such violation or alleged violation does not represent the substantial continuation of a violation or alleged violation that commenced prior to the Term), and/or (iii)-any presence, generation, treatment, storage, disposal, transport, release, threatened release or suspected release of any Hazardous Material brought on, in, under, about, to or from the Premises by Tenant. The provisions of this Section 19(b) shall survive the expiration or earlier termination of this Lease.

               (c) Landlord represents and warrants to Tenant that (i)-no Hazardous Material is or will, at the Commencement Date, be present in, on, under or about the Premises; (ii)-without limiting the foregoing, the Premises does not contain any underground storage tanks except as otherwise disclosed by Landlord in writing to Tenant prior to the execution of this Lease; (iii)-the Premises are in full compliance with all Environmental Laws, and (iv)-the Premise have never been the subject of remedial action for an environmental problem. Landlord shall, at its sole cost and expense, cure within thirty (30) days after written notice from Tenant any material breach of the representations set forth in this Section 19(c) which substantially interferes with Tenant's use and enjoyment of the Premises by taking all necessary response and corrective actions in accordance with all applicable Environmental Laws.

               (d) Landlord agrees to indemnify, defend and hold harmless Tenant, its subtenants, officers, directors, shareholders, employees, agents, successors and assigns, from and against all claims, damages, actions, proceedings, costs, liens, requirements, judgments, losses, penalties, fines, settlements and liabilities of any kind (including without limitation attorneys' fees and court costs, and consultant and expert witness fees) arising in any manner, directly or indirectly, out of or by reason of (i)-any breach of any representation or covenant of Landlord in this Lease, (ii)-any violation or alleged violation of any Environmental Law with respect to the Premises as of or prior to the Commencement Date, and/or (iii)-any presence, generation, treatment, storage, disposal, transport, release, threatened release or suspected release of any Hazardous Material on, in, under, about, to or from the Premises to the extent it does not result from Tenant's activities in the Premises. The provisions of this Section 19(d) shall survive the expiration or earlier termination of this Lease.

               (e) In the event of any breach by Landlord of its obligations pursuant to this Section 19 which is not cured within thirty (30) days after notice thereof has been given by Tenant, Tenant may at any time thereafter terminate this Lease by written notice to Landlord.

               (f) As used herein, "Hazardous Material" means any substance or material meeting any one or more of the following criteria: (i)-it is defined as a hazardous waste, hazardous substance, hazardous material, pollutant, contaminant or toxic substance under any Environmental Law;
          (ii)-it is toxic, explosive, corrosive, ignitable, reactive, infectious, radioactive, mutagenic, dangerous or otherwise hazardous; and/or (iii)-it is or contains, without limiting the foregoing, petroleum hydrocarbons.

               As used herein, "Environmental Law" shall mean any federal, state or local law, statute, ordinance, rule, regulation, permit, directive, license, approval, guidance, interpretation, order, or other legal requirement relating to the protection of human health or the environment, including, but not limited to, any requirement pertaining to the manufacture, processing, distribution, use, treatment, storage, disposal, transportation, handling, reporting, licensing, permitting, investigation or remediation of materials that are or may constitute a threat to human health or the environment.

               20. Waiver. The waiver by either Landlord or Tenant of any breach of any covenant or agreement of this Lease shall not be deemed a waiver of any other default concerning the same or any other covenant or agreement of this Lease. The receipt and acceptance by Landlord of delinquent or partial rent shall not constitute a waiver of that or any other default.

               21. Notice. Any notice that either party desires or is required to give the other party shall be in writing and shall be deemed to have been sufficiently given if served personally or sent by a reputable over-night courier or sent by prepaid, registered or certified mail, addressed to the other party at the address set forth below:

         Landlord:                  Phillips Weaving Mills, Inc.
                                    P.O. Box 1350
                                    High Point, North Carolina
                                    Attn:   S. Davis Phillips

         with a                     Womble Carlyle Sandridge & Rice, P.L.L.C.
         copy to:                   1600 BB&T Financial Center
                                    P.O. Drawer 84
                                    Winston-Salem, North Carolina 27102
                                    Attn:   William A. Davis, II

         Tenant:           Culp, Inc.
                                    P.O. Box 2686
                                    101 South Main Street
                                    High Point, North Carolina  27261-2686
                                    Attn:   Mr. Franklin N. Saxon

         with a                     Robinson, Bradshaw & Hinson, P.A.
         copy to:                   1900 Independence Center
                                    101 North Tryon Street
                                    Charlotte, North Carolina 28246
                                    Attn: Henry H. Ralston, Esq.

               Either party may change its address by notifying the other party of the change of address in the foregoing manner.

               22. Surrender and Holding Over. Upon the expiration or earlier termination of the Term, Tenant shall surrender possession of the Premises in as good a condition as delivered to it, reasonable wear and tear and damage by fire and other casualty excepted.

               23. Subordination. This Lease and the rights of the parties hereto are expressly subordinate to the lien and provisions of any first lien mortgage now or hereafter existing encumbering the Premises, or any part thereof, and all amendments, renewals and modifications and extensions of and to any said mortgage, and all advances made or hereafter to be made upon the security of said mortgage. Tenant agrees to execute and deliver such further instruments subordinating this Lease to the lien of any such mortgage as may be requested in writing by Landlord from time to time. As used herein, the term mortgage shall mean any first lien mortgage, deed of trust, deed to secure debt or other instruments used to secure debt. As a condition to subordinating this Lease to any present or future mortgage of the Premises, Tenant may require that the mortgagee under such mortgage agree not to disturb Tenant"s rights under this Lease so long as Tenant is not in default hereunder this Lease.

     24. Termination of Existing Leases. Landlord shall provide to Tenant evidence reasonably satisfactory to Tenant that any leaIses of all or any part of the Premises which are or have been in effect within thirty (30) days prior to the Commencement Date, if any, have been terminated prior to the Commencement Date.

               25. Interest on Amounts Past Due. Interest shall accrue on any amounts payable by Landlord or Tenant hereunder which are not paid when due at a rate of ten percent (10%) per annum.

               26. Applicable Law. This Lease has been entered into under, and shall be governed by, the laws of the State of North Carolina.

               27. Memorandum. The Memorandum of Lease in the form attached as Exhibit B and made a part hereof shall be fully executed by the parties at the time this Lease is executed, and shall be delivered to Tenant. Tenant may record the Memorandum at its expense if it wishes to do so.

               28. Nature and Extent of Agreement. This instrument contains the complete agreement of the parties regarding the terms and conditions of the lease of the Premises, and there are no oral or written conditions, terms, understandings or other agreements pertaining thereto which have not been incorporated in this Lease. This instrument creates only the relationship of landlord and tenant between the parties as to the Premises. This Lease may be amended only by a written instrument executed by Landlord and Tenant. This Lease shall be binding upon and inure to the benefit of Landlord and Tenant and their respective successors and assigns. If any term, condition, covenant, clause or provision herein contained shall operate or would prospectively operate to invalidate this Lease in whole or in part, then such term, condition, covenant, clause and provision only shall be disregarded and the remainder of this Lease shall remain operative and in full force and effect.

               IN WITNESS WHEREOF, the parties hereto have cause this Lease Agreement to be duly executed under seal as of the date first above written.


         LANDLORD:                     PHILLIPS WEAVING MILLS, INC.

[CORPORATE SEAL]
                                       By:  ___________________________________
Attest:                                     ________ President


__________________________________
________________ Secretary


         TENANT:                       CULP, INC., a North Carolina corporation

[CORPORATE SEAL]
                                       By:  _________________________________
Attest:                                     ______________ President

___________________________________
_____________ Secretary

STATE OF NORTH CAROLINA

COUNTY OF ________________


                    This  _____  day of  _____________,  1997,  personally  came before  me  ____________  ______________,  who,  being by me duly sworn, says that he is the President of PHILLIPS WEAVING MILLS, INC., a North Carolina corporation, and that the seal affixed to the foregoing instrument in writing is the corporate seal of the company, and that said writing was signed and sealed by him, in behalf of said corporation, by its authority duly given. And the said President acknowledged the said writing to be the act and deed of said corporation.


                                     __________________________________________
                                     Notary Public
My commission expires:

________________________

[NOTARIAL SEAL]

STATE OF NORTH CAROLINA

COUNTY OF _________________


                    This  _____ day of  ______________,  1997,  personally  came before me ________________________, who, being by me duly sworn, says that he is the ______ President of CULP, INC., a North Carolina corporation, and that the seal affixed to the foregoing instrument in writing is the corporate seal of the company, and that said writing was signed and sealed by him, in behalf of said corporation, by its authority duly given. And the said __________ President acknowledged the said writing to be the act and deed of said corporation.


                                       _________________________________________
                                       Notary Public
My commission expires:

_____________________

[NOTARIAL SEAL]



5
C-479386v01!.02340.01193
C-479386v01!.02340.01193
                                     Exhibit D

                               LICENSE AGREEMENT


                    THIS  LICENSE  AGREEMENT  ("Agreement")  is made and entered into as of the 4th day of August, 1997 by and between PHILLIPS VELVET MILLS, INC., a North Carolina corporation "Licensor"), and CULP, INC., a North Carolina corporation ("Licensee").

                                    RECITALS:

                    Licensor leases certain real property  located in Jamestown,
               Guilford County, North Carolina, as more particularly described in Exhibit A attached hereto and made part hereof (the "Property"). Licensor has sold certain assets (the "Purchased Assets") to Licensee as of the date of this Agreement, and by this Agreement, shall provide Licensee access to certain portions of the Property, as provided below, to allow Licensee to dismantle and remove Purchased Assets and to wind up business related to such assets.

                             STATEMENT OF AGREEMENT

                    NOW,  THEREFORE,  for  and in  consideration  of the  mutual agreements contained in this Agreement, the parties agree as follows:

                    1. Grant of License.  Licensor  hereby  grants unto Licensee upon the terms and conditions set forth in this Agreement a license (the "License") for Licensee, its agents, contractors and employees to enter upon the following portions of the Property, which are hereinafter collectively referenced as the "License Area":

                    (a) The area  above the  surface of the  driveways,  parking areas and loading docks on the Property cross-hatched on the site plan of the Property attached hereto as Exhibit B and made a part hereof, and

                    (b) The area above the  surface of the floors and within the exterior walls of the manufacturing building at the Property shown on Exhibit B attached hereto.

                    Notwithstanding  anything to the  contrary  herein or in any other agreement between Licensor and Licensee, Licensee shall not have any license or other right to enter, use or access any portion of the Property other than the License Area. Without limiting the foregoing, the License Area specifically does not include the two sheds at the Property, the structure that housed the former wastewater treatment system at the Property, and the outside drum storage area at the Property. Licensor shall retain complete authority and control over all portions of the Property, with the exception of the License Area, and Licensee shall have no authority, control or other right with respect to such areas of the Property outside of the License Area. The License shall allow entry to the License Area solely for the following purposes: (a)-dismantling and removing any or all of the Purchased Assets presently located in the License Area, and
               (b)-winding up business related to such assets.

                    2. Obligations of Licensee. Licensee agrees to pay to Licensor a license fee for the License of $3,810 per month to be paid monthly in arrears on the 4th of each month.

                    3. Term. The term of this Agreement and the License  granted herein shall commence as of the date hereof and shall expire at 11:59 p.m. on October 4, 1997; provided, however, that if Licensee surrenders the License Area to Licensor before that date, the term shall terminate automatically upon such surrender.

                    4. Insurance and Utilities. Throughout the term of this Agreement, Licensee shall maintain a policy of commercial general liability insurance in an amount of not less than $1,000,000 per occurrence. Also, during the term of the License, Licensee shall maintain casualty insurance on the manufacturing building on the Property covering all casualties included under standard insurance industry practices within the classification "Fire and Lightning, Extended Coverage, Vandalism and Malicious Mischief." Each of Licensor and Licensee hereby waives, on behalf of itself and its insurers, all claims against the other for damage to the License Area or Property that is covered by property insurance maintained by it. Each of Licensor and Licensee shall require that its insurers include in its property insurance policies insuring the Property effective waivers of subrogation for the benefit of the other. Notwithstanding the foregoing, Licensee shall be responsible for insuring the Purchased Assets and all other personal property located on the Property, and Licensor shall not be responsible for damage thereto.

                    Licensee  shall,  within 30 days after notice from  Licensor accompanied with appropriate bills, pay bills for usage of utilities in the License Area by Licensee during the term of this Agreement (such bills to be pro rated between Licensor and Licensee on a daily basis for any billing periods that are partially within the term of this Agreement). Licensor agrees to cooperate with Licensee to arrange for continuation of utility services currently provided to the License Area during the term of this Agreement.

                    5. Indemnification. Licensee will indemnify, defend and hold harmless Licensor, and its partners, agents, employees, successors and assigns, from and against any and all liabilities, damages, claims, causes of action, losses, demands, costs and expenses of every kind and nature (including reasonable attorneys' fees) arising out of any injury or damage to person or property caused by Licensee's activities in the License Area under this Agreement, and this indemnity obligation shall survive the expiration or earlier termination of this Agreement.

         6.       Hazardous Materials.

                    (a) Licensee agrees that it shall not generate,  use, store, release or dispose of any Hazardous Material on the License Area except in compliance with all applicable Environmental Laws. Licensee shall, at its sole cost and expense, cure within thirty
               (30)-days  after written  notice from Licensor any breach of this
               Section 6(a) by taking all necessary response and corrective actions in accordance with all applicable Environmental Laws.

                    (b) Licensee  agrees to indemnify,  defend and hold harmless
               Licensor, its officers, directors, shareholders, employees, agents, successors and assigns, from and against all claims, damages, actions, proceedings, costs, liens, requirements, judgments, losses, penalties, fines, settlements and liabilities of any kind (including without limitation reasonable attorneys' fees and court costs, and consultant and expert witness fees) arising in any manner, directly or indirectly, out of or by reason of (i)-any breach of any representation or covenant of Licensee in this Licensee, (ii)-any violation or alleged violation of any Environmental Law by Licensee with respect to the License Area, and/or (iii)-any presence, generation, treatment, storage, disposal, transport, release, threatened release or suspected release of any Hazardous Material brought on, in, under, about, to or from the License Area by Licensee. The provisions of this Section 6(b) shall survive the expiration or earlier termination of this Agreement,

                    (c) Licensor represents and warrants to Licensee that (i)-no
               Hazardous Material is, as of the date hereof, present in, on, under or about the License Area, except for Hazardous Materials properly stored in compliance with all applicable Environmental Laws for use in the manufacturing business conducted at the License Area; (ii)-without limiting the foregoing, the License Area does not contain any underground storage tanks, (iii)-the License Area is in full compliance with all Environmental Laws, and (iv)-the License Area has never been the subject of remedial action for an environmental problem. Licensor shall, at its sole cost and expense, cure within thirty (30)-days after written notice from Licensee any breach of the representations set forth in this Section 6(c) by taking all necessary response and corrective actions in accordance with all applicable Environmental Laws.

                    (d) Licensor  agrees to indemnify,  defend and hold harmless
               Licensee, its sublicensees, officers, directors, shareholders, employees, agents, successors and assigns, from and against all claims, damages, actions, proceedings, costs, liens, requirements, judgments, losses, penalties, fines, settlements and liabilities of any kind (including without limitation reasonable attorneys' fees and court costs, and consultant and expert witness fees) arising in any manner, directly or indirectly, out of or by reason of (i)-any breach of any representation or covenant of Licensor in this Agreement,
               (ii)-any violation or alleged violation of any Environmental Law with respect to the License Area or Property as of or prior to the Commencement Date, and/or (iii)-any presence, generation, treatment, storage, disposal, transport, release, threatened release or suspected release of any Hazardous Material on, in, under, about, to or from the License Area or Property except to the extent resulting from Licensee's activities in the License Area. The provisions of this Section 6(d) shall survive the expiration or earlier termination of this Agreement.

                    (e) As used herein, "Hazardous Material" means any substance or material  meeting any one or more of the  following  criteria:
               (i)-it is defined as a hazardous waste, hazardous substance, hazardous material, pollutant, contaminant or toxic substance under any Environmental Law; (ii)-it is toxic, explosive, corrosive, ignitable, reactive, infectious, radioactive, mutagenic, dangerous or otherwise hazardous; and/or (iii)-it is or contains, without limiting the foregoing, petroleum hydrocarbons.

                    As used herein,  "Environmental Law" shall mean any federal, state or local law, statute, ordinance, rule, regulation, permit, directive, license, approval, guidance, interpretation, order, or other legal requirement relating to the protection of human health or the environment, including, but not limited to, any requirement pertaining to the manufacture, processing, distribution, use, treatment, storage, disposal, transportation, handling, reporting, licensing, permitting, investigation or remediation of materials that are or may constitute a threat to human health or the environment.

                    7. Damage.  Licensee shall promptly repair any damage to the
               License Area caused by its activities in the License Area, excluding ordinary wear and tear.

                    8. Liens.  Licensee shall pay for all services and materials contracted for by it in connection with its activities in the License Area, and shall promptly after notice cause to be removed of record any lien or claim for lien filed against any property of Licensor in connection with such services or materials. This obligation shall survive the expiration or earlier termination of this Agreement.

                    9. Default. If Licensee fails to perform any obligation under this Agreement, and fails to cure the default  within fifteen  (15)-days  after written notice from Licensor, then Licensor shall have the right to terminate this Agreement and remove all persons and property from the License Area.

                    10. Notices.  Any notice  permitted or required by the terms of this Agreement shall be deemed given three (3)-days after being sent by registered or certified United States Mail, postage prepaid, properly addressed to the parties as follows:

         to Licensor:                           Phillips Velvet Mills, Inc.
                                                Post Office Box 1350
                                                High Point, North Carolina 27261
                                                Attention:  S. Davis Phillips

         to Licensee:                           Culp, Inc.
                                                Post Office Box 2686
                                                High Point, North Carolina 27261
                                                Attention: Franklin N. Saxon

                    11. Effect on Successors and Assignees. This Agreement shall be binding upon and inure to the benefit of the Licensor and Licensee, and their successors and assigns, except that
               Licensee's rights under this Agreement are not assignable by Licensee without the prior written consent of Licensor, consent not to be unreasonably withheld.

                    12. Entire  Agreement.  This  Agreement  contains the entire agreement between Licensor and Licensee regarding the License, and there are no other agreements, terms or conditions that have not been incorporated herein. This Agreement creates only the relationship of licensor and licensee between the parties. The laws of the State of North Carolina shall govern the validity, interpretation and enforcement of this Agreement.

                    IN WITNESS  WHEREOF,  the parties  hereto have executed this
               Agreement as of the day and year first above written.

                                      LICENSOR:

                                      PHILLIPS VELVET MILLS, INC.


                                      By:      _________________________________
                                      Name:
                                      Title:


                                      LICENSEE:

                                      CULP, INC.




                                      By:      _________________________________
                                      Name:
                                      Title: