Form 10-Q/A
period 1997-11-02
CULP INC
filed 1998-01-29
CIK 723603

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




                                             II-1

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

There are no legal proceedings that are required to be disclosed under this item.

Item 2.  Change in Securities

Item 3.  Default Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the company was held in High Point, North Carolina on September 16, 1997. Of the 12,643,728 shares of common stock outstanding on the record date, 11,641,246 shares were present in person or by proxy.

At the Annual Meeting, shareholders voted on:

ratifying the appointment of KPMG Peat Marwick LLP as the independent auditors of the company for the current fiscal year, and;

the election of three directors: Robert G. Culp, III, Earl M. Honeycutt, and Patrick H. Norton to serve until the 2000 Annual Meeting;

approving the company's 1997 Performance-Based Option Plan;

A. Proposal to ratify the election of KPMG Peat Marwick LLP as independent auditors of the company for fiscal year 1998:
          For                 11,616,703
          Against                  1,837
          Abstain                 22,706
          Broker Non-Votes          -0-

B.   Proposal for Election of Directors:
          Robert G. Culp, III                         Patrick H. Norton
          For                 11,378,075              For            11,377,875
          Against                 -0-                 Against             -0-
          Abstain                263,171              Abstain           263,371
          Broker Non-Votes        -0-                 Broker Non-Votes    -0-

          Earl M. Honeycutt
          For                 11,385,375
          Against                 -0-
          Abstain                255,871
          Broker Non-Votes        -0-

C.   Proposal to Approve the Company's 1997 Performance-Based Option Plan

          For                 11,206,096
          Against                402,376
          Abstain                 32,773
          Broker Non-Votes         -0-


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

      10(i) Amendment and Restatement of the Employee's Retirement Builder Plan of the Company dated May 1,1981 with amendments dated January 1, 1990 and January 8, 1990 were filed as Exhibit 10(p) to the Company's Form 10-K for the year ended May 3, 1992, filed on August 4, 1992, and is incorporated herein by reference. (*)

      10(j) First Amendment of Lease Agreement dated July 27, 1992 with Partnership 74 Associates was filed as Exhibit 10(n) to the Company's Form 10-K for the year ended May 2, 1993, filed on July 29, 1993, and is incorporated herein by reference.

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





      10(ee) Lease Agreement between Joseph E. Proctor (doing business as JEPCO) and the Company, dated April 21, 1997 was filed as
               Exhibit 10(ee) to the Company's Form 10-K for the year ended April 27, 1997, and is incorporated herein by reference.

      10(ff) $125,000,000 Revolving Loan Facility dated April 23, 1997 by and among the Company and Wachovia Bank of Georgia, N.A., as agent, and First Union National Bank of North Carolina, as documentation agent was filed as Exhibit 10(ff) to the Company's Form 10-K for the year ended April 27, 1997, and is incorporated herein by reference.

      10(gg)   Revolving Line of Credit for  $4,000,000  dated April 23,
               1997 by and between the Company and Wachovia Bank of North Carolina, N.A. was filed as Exhibit 10(gg) to the Company's Form 10-K for the year ended April 27, 1997, and is incorporated herein by reference.

      10(hh)   Reimbursement  and Security  Agreement between Culp, Inc.
               and Wachovia Bank of North Carolina, N.A., dated as of April 1, 1997, relating to $3,337,000 Principal Amount, Chesterfield County, South Carolina Industrial Revenue Bonds (Culp, Inc. Project) Series 1988 was filed as Exhibit 10(hh) to the Company's Form 10-K for the year ended April 27, 1997, and is incorporated herein by reference.

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

      10(ii)   Loan Agreement and  Reimbursement  and Security  Agreement
               dated July 1, 1997 with the Robeson County Industrial Facilities and Pollution Control Financing Authority relating to the issuance of Tax-Exempt Adjustable Mode Industrial Development Revenue Bonds (Culp, Inc. Project), Series 1997 in the aggregate principal amount of $8,500,000 was filed as Exhibit 10(ii) to the Company's Form 10-Q for the quarter ended August 3, 1997, and is incorporated herein by reference.

      10(jj) Asset Purchase Agreement dated as of August 4, 1997 by and between Culp, Inc., Phillips Weaving Mills, Inc., Phillips
               Printing Mills, Inc., Phillips Velvet Mills, Inc., Phillips Mills, Inc., Phillips Property Company, LLC, Phillips Industries, Inc. and S. Davis Phillips.

      10(kk) Asset Purchase Agreement dated as of October 14, 1997 among Culp, Inc., Artee Industries, Incorporated, Robert T. Davis, Robert L. Davis, Trustee u/a dated 8/25/94, Robert L. Davis, Louis W. Davis, Kelly D. England, J. Marshall Bradley, Frankie S. Bradley and Mickey R. Bradley.

      27       Financial Data Schedule


    (b)    Reports on Form 8-K:

The following report on Form 8-K was filed during the period covered by this report:

 (1) Form 8-K dated August 12, 1997, included under Item 5, Other Events, disclosure of the company's press release for quarterly earnings and the company's Financial Information Release relating to the financial infor-mation for the first quarter ended August 3, 1997.

 (2) Form 8-K dated October 15, 1997, included under Item 5, Other Events, disclosure of the company's press release and financial information release, both dated October 15, 1997, relating to the acquisition of Artee Industries, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CULP, INC.
                                               (Registrant)


Date: December 17, 1997                 By: s/s    Franklin N. Saxon
                                                   Franklin N. Saxon
                                                   Sr. Vice President and
                                                   Chief Financial Officer

                                                   (Authorized to sign on behalf
                                                   of the registrant and also
                                                   signing as principal
                                                   accounting officer)



Date: December 17, 1997                 By s/s     Stephen T. Hancock
                                                   Stephen T. Hancock
                                                   General Accounting Manager

                                                   (Chief Accounting Officer)