Form 10-Q
period 1998-02-01
CULP INC
filed 1998-03-18
CIK 723603

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the period ended February 1,  1998

                          Commission File No. 0-12781


                                  CULP, INC.

            (Exact name of registrant as specified in its charter)


            NORTH CAROLINA                              56-1001967
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or other organization)


   101 S. Main St., High Point, North Carolina          27261-2686
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

                                YES X    NO


          Common shares outstanding at February 1, 1998:  12,699,916
                                Par Value: $.05

                           INDEX TO FORM 10-Q
                             February 1, 1998

Part I -  Financial Information.
Page
------------------------------------------
-------

Item 1.    Consolidated Financial Statements:

Statements of Income--Three and Nine Months Ended                           I-1
     February 1, 1998 and January 26, 1997

Balance Sheets-February 1, 1998, January 26, 1997, and April 27, 1997       I-2

Statements of Cash Flows---Nine Months Ended February 1, 1998               I-3
      and January 26, 1997

Statements of Shareholders' Equity                                          I-4

Notes to Financial Statements                                               I-5

Sales by Product Category/Business Unit                                     I-11

International Sales by Geographic Area                                      I-12

Item 2.   Management's Discussion and Analysis of Financial                 I-13
Condition and Results of Operation

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

Item 3.   Default Upon Senior Securities                                    II-1

Item 4.   Submission of Matters to a Vote of Security Holders               II-1

Item 5.   Other Information                                                 II-1

Item 6.   Exhibits and Reports on Form 8-K                             II-1-II-6

Signatures                                                                  II-7

                                   CULP, INC.
                           CONSOLIDATED INCOME STATEMENTS
    FOR THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 1, 1998 AND JANUARY 26, 1997

                  (Amounts in Thousands, Except for Per Share Data)

                                           THREE MONTHS ENDED (UNAUDITED)
                               --------------------------------------------------------

                                     Amounts                         Percent of Sales
                               ---------------------                --------------------
                               February   January      % Over
                                  1,         26,
                                 1998       1997      (Under)        1998       1997
                               ---------- ----------  ---------     ---------  ---------

Net sales                    $   118,457     97,468     21.5 %        100.0 %    100.0 %
Cost of sales                     97,554     80,317     21.5 %         82.4 %     82.4 %
                               ---------- ----------  ---------     ---------  ---------
      Gross profit                20,903     17,151     21.9 %         17.6 %     17.6 %

Selling, general and
  administrative expenses         13,162     10,760     22.3 %         11.1 %     11.0 %
                               ---------- ----------  ---------     ---------  ---------
      Income from operations       7,741      6,391     21.1 %          6.5 %      6.6 %

Interest expense                   2,180      1,228     77.5 %          1.8 %      1.3 %
Interest income                     (73)       (73)      0.0 %        (0.1) %    (0.1) %
Other expense (income), net          492        421     16.9 %          0.4 %      0.4 %
                               ---------- ----------  ---------     ---------  ---------
      Income before income taxes   5,142      4,815      6.8 %          4.3 %      4.9 %

Income taxes  *                    1,140      1,805   (36.8) %         22.2 %     37.5 %
                               ---------- ----------  ---------     ---------  ---------
      Net income             $     4,002      3,010     33.0 %          3.4 %      3.1 %
                               ========== ==========  =========     =========  =========

Net income per share               $0.32      $0.27     18.5 %
Net income per share
  (assuming dilution)              $0.31      $0.26     19.2 %
Dividends per share              $0.0350    $0.0325      7.7 %
Average shares outstanding        12,692     11,342     11.9 %
Average shares outstanding
  (assuming dilution)             12,986     11,653     11.4 %



                                            NINE MONTHS ENDED (UNAUDITED)
                               --------------------------------------------------------

                                     Amounts                         Percent of Sales
                               ---------------------                --------------------
                               February   January      % Over
                                  1,         26,
                                 1998       1997      (Under)        1998       1997
                               ---------- ----------  ---------     ---------  ---------

Net sales                    $   340,881    293,201     16.3 %        100.0 %    100.0 %
Cost of sales                    280,510    241,008     16.4 %         82.3 %     82.2 %
                               ---------- ----------  ---------     ---------  ---------
      Gross profit                60,371     52,193     15.7 %         17.7 %     17.8 %

Selling, general and
  administrative expenses         37,710     33,328     13.1 %         11.1 %     11.4 %
                               ---------- ----------  ---------     ---------  ---------
      Income from operations      22,661     18,865     20.1 %          6.6 %      6.4 %

Interest expense                   5,280      3,652     44.6 %          1.5 %      1.2 %
Interest income                    (235)      (190)     23.7 %         (0.1) %    (0.1) %
Other expense (income), net        1,159      1,117      3.8 %          0.3 %      0.4 %
                               ---------- ----------  ---------     ---------  ---------
      Income before income taxes  16,457     14,286     15.2 %          4.8 %      4.9 %

Income taxes  *                    5,100      5,356    (4.8) %         31.0 %     37.5 %
                               ---------- ----------  ---------     ---------  ---------
      Net income             $    11,357      8,930     27.2 %          3.3 %      3.0 %
                               ========== ==========  =========     =========  =========

Net income per share               $0.90      $0.79     13.9 %
Net income per share
   (assuming dilution)             $0.88      $0.77     14.3 %
Dividends per share              $0.1050    $0.0975      7.7 %
Average shares outstanding        12,663     11,317     11.9 %
Average shares outstanding
   (assuming dilution)            12,964     11,618     11.6 %

 * Percent of sales column is calculated as a % of income before income taxes.

                                      CULP, INC.
                              CONSOLIDATED BALANCE SHEETS
                 FEBRUARY 1, 1998, JANUARY 26, 1997 AND APRIL 27, 1997

                           (Unaudited, Amounts in Thousands)

                                             Amounts              Increase
                                      -----------------------
                                      February 1,  January       (Decrease)       *
                                                     26,                          April
                                                                                   27,
                                                             --------------------
                                         1998        1997    Dollars     Percent   1997
                                      ------------ --------- ---------   -------- -------

Current assets
     Cash and cash investments      $         348       406      (58)    (14.3)%      830
     Accounts receivable                   73,109    50,157    22,952     45.8 %   56,691
     Inventories                           75,032    50,755    24,277     47.8 %   53,463
     Other current assets                   7,202     3,701     3,501     94.6 %    5,450
                                      ------------ --------- ---------   -------- -------
            Total current assets          155,691   105,019    50,672     48.3 %  116,434

Restricted investments                      3,976    11,778   (7,802)    (66.2)%   11,018
Property, plant & equipment, net          113,658    86,146    27,512     31.9 %   91,231
Goodwill                                   48,558    22,413    26,145    116.7 %   22,262
Other assets                                5,439     2,906     2,533     87.2 %    3,007
                                      ------------ --------- ---------   -------- -------

            Total assets            $     327,322   228,262    99,060     43.4 %  243,952
                                      ============ ========= =========   ======== =======



Current liabilities
     Current maturities of
        long-term debt              $       1,120     6,100   (4,980)    (81.6)%      100
     Accounts payable                      35,921    20,833    15,088     72.4 %   29,903
     Accrued expenses                      12,683    15,644   (2,961)    (18.9)%   15,074
     Income taxes payable                   1,941     1,753       188     10.7 %    1,580
                                      ------------ --------- ---------   -------- -------
            Total current liabilities      51,665    44,330     7,335     16.5 %   46,657

Long-term debt                            144,079    86,266    57,813     67.0 %   76,541

Deferred income taxes                       9,965     8,088     1,877     23.2 %    9,965
                                      ------------ --------- ---------   -------- -------
            Total liabilities             205,709   138,684    67,025     48.3 %  133,163

Shareholders' equity                      121,613    89,578    32,035     35.8 %  110,789
                                      ------------ --------- ---------   -------- -------

            Total liabilities and
            shareholders' equity    $     327,322   228,262    99,060     43.4 %  243,952
                                      ============ ========= =========   ======== =======

Shares outstanding                         12,700    11,352     1,348     11.9 %   12,609
                                      ============ ========= =========   ======== =======


* Derived from audited financial statements.

                                   CULP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED FEBRUARY 1, 1998 AND JANUARY 26, 1997
                        (Unaudited, Amounts in Thousands)


                                                            NINE MONTHS ENDED
                                                          ----------------------

                                                                Amounts
                                                          --------------------
                                                       February 1,   January 26,
                                                            1998       1997
                                                       -----------   -----------

Cash flows from operating activities:
    Net income                                         $   11,357        8,930
    Adjustments to reconcile net income to net
      cash provided by (used in) operating
      activities:
        Depreciation                                       10,660        9,440
        Amortization of intangible assets                     883          634
        Changes in assets and liabilities, net of
        effects of businesses acquired:
           Accounts receivable                            (16,418)       1,881
           Inventories                                    (16,330)      (3,360)
           Other current assets                            (1,752)         466
           Other assets                                    (1,942)        (642)
           Accounts payable                                 8,783       (2,213)
           Accrued expenses                                (2,175)       3,080
           Income taxes payable                               361        1,556
                                                          ---------   ---------
             Net cash provided by (used in)
             operating activities                          (6,573)      19,772
                                                          ---------   ---------
Cash flows from investing activities:
    Capital expenditures                                  (28,183)     (18,625)
    Purchases of restricted investments                    (8,724)      (9,681)
    Purchase of investments to fund deferred                 (581)           0
    compensation liability
    Sale of restricted investments                         15,766        3,177
    Businesses acquired                                   (37,156)           0
                                                          ---------   ---------
             Net cash used in investing activities        (58,878)     (25,129)
                                                          ---------   ---------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt               77,600       15,900
    Principal payments on long-term debt                   (9,042)      (5,575)
    Change in accounts payable-capital expenditures        (2,765)      (4,262)
    Dividends paid                                         (1,333)      (1,103)
    Proceeds from common stock issued                         509          305
                                                          ---------   ---------
             Net cash provided by financing activities     64,969        5,265
                                                          ---------   ---------

Decrease  in cash and cash investments                       (482)         (92)

Cash and cash investments at beginning of period              830          498
                                                          ---------   ---------

Cash and cash investments at end of period            $       348          406
                                                          =========   =========

                                                  Culp, Inc.
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                 (Unaudited)

(Dollars in thousands, except per share data)

                                                                      Capital
                                                                    Contributed                       Total
                                            Common                   in Excess       Retained     Shareholders'
                                      Stock
                                      ----------------------------
                                          Shares         Amount     of Par Value     Earnings         Equity
---------------------------------------------------------------------------------------------------------------
Balance, April 28, 1996                    11,290,300 $       565 $       16,878 $       64,003 $       81,446
Proceeds from public offering
   of 1,200,000 shares                      1,200,000          60         16,235                        16,295
 Cash dividends                                                                          (1,513)        (1,513)
   ($0.13 per share)
 Net income                                                                              13,770         13,770
 Common stock issued in
   connection with stock
   option plan                                118,459           5            786                           791
---------------------------------------------------------------------------------------------------------------
Balance, April 27, 1997                    12,608,759         630         33,899         76,260        110,789
 Cash dividends
   ($.105 per share)                                                                     (1,333)        (1,333)
 Net income                                                                              11,357         11,357
 Common stock issued in
   connection with stock
   option plans                                91,157           5            795                           800
---------------------------------------------------------------------------------------------------------------
Balance,  February 1, 1998                 12,699,916 $       635 $       34,694 $       86,284 $      121,613
===============================================================================================================


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

     The results of operations for the three months and nine months ended February 1, 1998 are not necessarily indicative of the results to be expected for the full year.

================================================================================

2.  Accounts Receivable

      A summary of accounts receivable follows (dollars in thousands):

--------------------------------------------------------------------------------

                                                February 1, 1998  April 27, 1997
--------------------------------------------------------------------------------

Customers                                       $   74,744        $   58,568
Allowance for doubtful accounts                     (1,146)           (1,500)
Reserve for returns and allowances                   ( 489)             (377)
--------------------------------------------------------------------------------

                                                $   73,109        $   56,691
================================================================================

3.  Inventories

     Inventories are carried at the lower of cost or market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

   A summary of inventories follows (dollars in thousands):

--------------------------------------------------------------------------------

                                                February 1, 1998  April 27, 1997
--------------------------------------------------------------------------------

Raw materials                                   $       45,183    $     32,025
Work-in-process                                          5,838           4,627
Finished goods                                          28,391          20,212
--------------------------------------------------------------------------------

Total inventories valued at FIFO cost                   79,412          56,864
Adjustments of certain inventories to the LIFO
    cost method                                         (4,380)         (3,401)
--------------------------------------------------------------------------------

                                                    $   75,032     $    53,463
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

5.     Accounts Payable

   A summary of accounts payable follows (dollars in thousands):
--------------------------------------------------------------------------------

                                                February 1, 1998  April 27, 1997
--------------------------------------------------------------------------------

Accounts payable-trade                          $       32,939    $      24,156
Accounts payable-capital expenditures                    2,982            5,747
--------------------------------------------------------------------------------
                                                $       35,921    $      29,903
================================================================================

6.  Accrued Expenses

   A summary of accrued expenses follows (dollars in thousands):
--------------------------------------------------------------------------------
                                                February 1, 1998  April 27, 1997
--------------------------------------------------------------------------------

Compensation and benefits                       $       8,771      $    10,217
Other                                                   3,912            4,857
--------------------------------------------------------------------------------
                                                $      12,683       $   15,074
================================================================================

7.  Long-Term Debt

   A summary of long-term debt follows (dollars in thousands):
--------------------------------------------------------------------------------
                                                February 1, 1998  April 27, 1997
--------------------------------------------------------------------------------

Industrial revenue bonds and other obligations   $     34,066    $     31,641
Revolving credit facility                             105,000          41,000
Revolving line of credit                                1,033           4,000
--------------------------------------------------------------------------------
Seller note payable                                     5,100            -0-
                                                      145,199          76,641
Less current maturities                                (1,120)           (100)
--------------------------------------------------------------------------------

                                                $    144,079     $     76,541
===============================================================================

7.  Long-Term Debt (continued)

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

     The company has a $6,000,000 revolving line of credit which expires on February 28, 1999 and will automatically be extended for an additional three-month period on each, May 31, August 31, November 30, and February 28, unless the bank notifies the company that the line of credit will not be extended.

     On July 17, 1997, the company obtained $8,500,000 of new industrial revenue bond (IRB) financing related to the expansion of its plant and equipment at its Lumberton, North Carolina facility. The final maturity of this IRB is the year 2014. The remaining IRBs are substantially due in one-time payments at various dates from 2006 to 2013 and are collateralized by restricted investments of $3,976,000 and letters of credit for $35,041,000 at February 1, 1998.

     During the third fiscal quarter of 1998, the Company repaid $6,000,000 in IRB financing related to its Burlington, NC facility due to capital expenditures in the jurisdiction approaching the statutory limit as provided by federal tax laws.

     During the third fiscal quarter of 1998, the Company obtained a $15,000,000 revolving credit line which expires on March 31, 1998. No borrowings were outstanding during the third fiscal quarter of 1998 or at February 1, 1998. The line of credit was obtained due to short-term working capital needs. Additionally, the line of credit requires payment of interest on any outstanding borrowings at an interest rate based on LIBOR. Subsequent to February 1, 1998, the Company borrowed $9,200,000 and $6,500,000, respectively, for a period of 7 days and 10 days, respectively.

     The company's loan agreements require, among other things, that the company maintain compliance with certain positive and negative financial covenants. At February 1, 1998, the company was in compliance with these required financial covenants.

     At February 1, 1998, the company had three interest rate swap agreements with a bank in order to reduce its exposure to floating interest rates on a portion of its variable rate borrowings. The following table summarizes certain data regarding the interest rate swaps.

          notational amounts      interest rate       expiration date
            $15,000,000                  7.3%           April 2000
            $  5,000,000                 6.9%            June 2002
            $  5,000,000                 6.6%            July 2002

     The company believes it could terminate these agreements as of February 1, 1998 for approximately $690,000. Net amounts paid under these agreements increased interest expense by approximately $156,000 in 1998 and $216,000 in 1997. Management believes the risk of incurring losses resulting from the inability of the bank to fulfill its obligation under the interest rate swap agreements to be remote and that any losses incurred would be immaterial.

8. Cash Flow Information

     Payments for interest and income taxes during the period were (dollars in thousands)

--------------------------------------------------------------------------------

                                                            1998        1997
--------------------------------------------------------------------------------
 .
Interest                                               $    5,254    $  3,437
Income taxes                                                4,720       4,003
================================================================================




9. Foreign Exchange Forward Contracts

     The company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firm commitments to purchase certain machinery and equipment and raw materials. Machinery and equipment and raw material purchases hedged by foreign exchange forward contracts are valued by using the exchange rate of the applicable foreign exchange forward contract. The contracts outstanding at February 1, 1998 mature at various dates in fiscal 1998.


10.   Acquisition

     On August 5, 1997, the company completed the purchase of the business and certain assets relating to the upholstery fabric businesses operating as Phillips Weaving Mills, Phillips Velvet Mills, Phillips Printing and Phillips Mills. Based on the terms of the asset purchase agreement, the transaction is valued at approximately $37,000,000 which included cash, seller debt retired, a note payable to the seller and acquisition costs. The consideration for the acquisition also included stock options and an agreement for contingent payments to the selling companies within three years following closing that could range from $0 to $5,500,000, depending upon the future sales performance of the Phillips jacquard fabric product line. The transaction has an effective date of August 4, 1997.

     The acquisition has been accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair market values at the date of acquisition. The cost in excess of net assets of business acquired will be amortized on the straight-line method over 40 years. The preliminary estimated fair values of assets and liabilities acquired are summarized below:

           Inventories                                        $     4,916,000
           Property, plant and equipment                            3,799,000
           Cost in excess of net assets of business acquired       28,732,000
           Accrued expenses                                          (447,000)
                                                                 -------------
                                                              $    37,000,000
                                                                 =============


11.  Income Taxes

The effective tax rate for the third quarter was 22.2% and for the nine months was 31.0% compared with 37.5% in the year-earlier periods. The lower rate was due principally to increased tax benefits related To the Company's foreign sales corporation. The amount of these benefits recorded for the third quarter reflected operating results for both the current quarter and certain prior periods. The reduced tax rate also reflected a higher proportion of earnings from the Company's Canadian subsidiary that is taxed at a lower effective rate. The Company is estimating the effective tax rate to be 31.0% for the fourth quarter of fiscal 1998.

12. Subsequent Event

On February 2, 1998, the Company completed the purchase of the business and substantially all the assets relating to the yarn manufacturing business operating as Artee Industries, Incorporated. Based on the value of the definitive asset purchase agreement, the transaction value at closing is estimated to be $18,000,000 (including issuance of Culp common stock, cash, a note and assumption of certain liabilities). Terms of the purchase also provide the opportunity for additional consideration of up to $7,600,000 contingent upon the profitability of Artee during Culp's fiscal year ending May 2, 1999. The acquisition will be accounted for as a purchase, and the results of Artee will therefore be included in Culp's results from the closing date.

13. New Accounting Standard

     During the third fiscal quarter of 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 128, "Earnings per Share" which is effective for financial statements issued for interim and annual periods ending after December 15, 1997. The new standard specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly-held common stock, and also requires retroactive restatement of all other periods presented.

    The following table illustrates the reconciliation of the numerators and denominators of net income per share and net income per share, assuming dilution:

                                          Three Months Ended
               -------------------------------------------------------------------------------
                                  February 1, 1998                   January 26, 1997
               -------------------------------------------------------------------------------
 (Amounts in thousands,   Income      Shares      Per-Share   Income      Shares     Per-Share
 Except per-share data) (Numerator (Denominator)  Amount    Numerator)  Denominator   Amount
                        ----------  ----------    --------  ---------   ----------   -------
Net income per share:
    Net income            $4,002      12,692       $0.32      $3,010      11,342      $0.27
                                                 ========                            =======

Effect of dilutive
securities:
     Options                -           294         -           311
                        ----------  ----------              ---------   ----------

Net income per share,
     Assuming dilution    $4,002      12,986       $0.31      $3,010      11,653      $0.26
                        ==========  ==========   ========   =========   ==========   =======








13.  New Accounting Standard   (continued)


                                             Nine Months Ended
               -------------------------------------------------------------------------------
                                 February 1, 1998                   January 26, 1997
               -------------------------------------------------------------------------------

(Amounts in thousands,   Income      Shares      Per-Share   Income      Shares      Per-Share
Except per-share data) (Numerator  (Denominator)   Amount  (Numerator) Denominator     Amount
                       ----------   ----------   --------   ---------   ----------    -------

Net income per share:
     Net income          $11,357     12,663       $0.90      $8,930      11,317      $0.79
                                                 ========                            =======

Effect of dilutive
securities:
     Options               -            301                     -           301
                      ----------  ----------              ---------   ----------

Net income per share,
     assuming dilution   $11,357     12,964       $0.88      $8,930      11,618      $0.77
                       ==========  ==========   ========   =========   ==========   =======




14.  Segment Reporting

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. The purpose of this standard is to disclose disaggregated information which provides information about the operating segments an enterprise engages is consistent with the way management reviews financial information to make decisions about the enterprise's operating matters. The Company will comply with the requirements of this standard for fiscal year 1999.

                                   CULP, INC.
                   SALES BY PRODUCT CATEGORY/BUSINESS UNIT
FOR THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 1, 1998 AND JANUARY 26, 1997


                           (Amounts in thousands)

                                     THREE MONTHS ENDED (UNAUDITED)
                           ---------------------------------------------------

                                Amounts                     Percent of Total
                                                                 Sales
                           ------------------              -------------------
                           February  January    % Over
                             1,        26,
Product                     1998      1997      (Under)    1998      1997
Category/Business Unit
-------------------------  --------  --------  ----------  --------  ---------
Upholstery Fabrics
    Culp Textures        $  21,059    20,389     3.3 %     17.8 %     20.9 %
    Rossville/Chromatex     21,120    18,953    11.4 %     17.8 %     19.4 %
                           --------  --------  ----------  --------  ---------
                            42,179    39,342     7.2 %     35.6 %     40.4 %

    Velvets/Prints          44,020    40,387     9.0 %     37.2 %     41.4 %

    Phillips                11,236         0   100.0 %      9.5 %      0.0 %
                           --------  --------  ----------  --------  ---------
                            97,435    79,729    22.2 %     82.3 %     81.8 %

Mattress Ticking
    Culp Home Fashions      20,261    17,739    14.2 %     17.1 %     18.2 %

Yarn
   Artee                       761         0   100.0 %      0.6 %      0.0 %
                           --------  --------  ----------  --------  ---------

                       * $ 118,457    97,468    21.5 %     100.0%    100.0 %
                           ========  ========  ==========  ========  =========


                                     NINE MONTHS ENDED (UNAUDITED)
                           ---------------------------------------------------
                                Amounts                     Percent of Total
                                                                 Sales
                           ------------------              -------------------
                           February  January    % Over
                             1,        26,
Product                     1998      1997      (Under)    1998      1997
Category/Business Unit
-------------------------  --------  --------  ----------  --------  ---------
Upholstery Fabrics
    Culp Textures        $  67,206    65,191     3.1 %     19.7 %     22.2 %
    Rossville/Chromatex     60,843    58,840     3.4 %     17.8 %     20.1 %
                           --------  --------  ----------  --------  ---------
                           128,049   124,031     3.2 %     37.6 %     42.3 %

    Velvets/ Prints        126,345   115,487     9.4 %     37.1 %     39.4 %

    Phillips                21,961         0   100.0 %      6.4 %      0.0 %
                           --------  --------  ----------  --------  ---------
                           276,355   239,518    15.4 %     81.1 %     81.7 %

Mattress Ticking
    Culp Home Fashions      63,765    53,683    18.8 %     18.7 %     18.3 %

Yarn
   Artee                       761         0   100.0 %      0.2 %      0.0 %
                           --------  --------  ----------  --------  ---------

                       * $ 340,881   293,201    16.3 %     100.0%    100.0 %
                           ========  ========  ==========  ========  =========



*U.S. sales were $ 79,873 and $70,931 for the current quarter of fiscal 1998 and fiscal 1997, respectively; and $242,123 and $220,791 for the year to date of fiscal 1998 and fiscal 1997, respectively. The percentage increase in U.S. sales was 13% for the current quarter and an increase of 10% for the year to date.

                                   CULP, INC.
                     INTERNATIONAL SALES BY GEOGRAPHIC AREA
  FOR THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 1, 1998 AND JANUARY 26, 1997


                             (Amounts in thousands)

                                       THREE MONTHS ENDED (UNAUDITED)
                           -----------------------------------------------------

                                 Amounts                       Percent of Total
                                                                    Sales
                           ---------------------             -------------------
                           February    January     % Over
                              1,         26,
   Geographic Area           1998        1997     (Under)     1998       1997
-----------------------    ----------  ---------  ---------  ---------   -------
North America          $       7,562      6,482   16.7 %       19.6 %     24.4 %
(Excluding USA)
Europe                        11,581      7,213   60.6 %       30.0 %     27.2 %
Middle East                    9,326      4,580   103.6%       24.2 %     17.3 %
Far East & Asia                7,957      6,862   16.0 %       20.6 %     25.9 %
South America                  1,230        855   43.9 %        3.2 %      3.2 %
All other areas                  928        545   70.3 %        2.4 %      2.1 %
                           ----------  ---------  ---------  ---------   -------

                       $      38,584     26,537   45.4 %      100.0 %    100.0 %
                           ==========  =========  =========  =========   =======


                                       NINE MONTHS ENDED (UNAUDITED)
                           -----------------------------------------------------

                                 Amounts                       Percent of Total
                                                                    Sales
                           ---------------------             -------------------
                           February    January     % Over
                              1,         26,
   Geographic Area           1998        1997     (Under)     1998       1997
-----------------------    ----------  ---------  ---------  ---------   -------
North America          $      22,574     20,555    9.8 %       22.9 %     28.4 %
(Excluding USA)
Europe                        22,811     17,573   29.8 %       23.1 %     24.3 %
Middle East                   23,452     13,736   70.7 %       23.7 %     19.0 %
Far East & Asia               23,951     15,893   50.7 %       24.3 %     21.9 %
South America                  3,487      2,464   41.5 %        3.5 %      3.4 %
All other areas                2,483      2,189   13.4 %        2.5 %      3.0 %
                           ----------  ---------  ---------  ---------   -------

                       $      98,758     72,410   36.4 %      100.0 %    100.0 %
                           ==========  =========  =========  =========   =======




International sales, and the percentage of total sales, for each of the last six years follows:fiscal 1992-$ 34,094 (18%); fiscal 1993-$ 40,729 (20%); fiscal
1994-$ 44,038 (18%);  fiscal 1995-$ 57,971 (19%);fiscal 1996-$ 77,397 (22%); and
fiscal 1997-$ 101,571 (25%). International sales for the current quarter represented 33% and 27% for 1998 and 1997, respectively. Year-to-date international sales represented 29% and 25% of total sales for 1998 and 1997, respectively.

Certain amounts for fiscal year 1997 have been reclassified to conform with the fiscal year 1998 presentation. Additionally, certain amounts were reclassified from the fiscal year 1998 second quarter presentation.

                Management's Discussion and Analysis of Financial Condition
                                  And Results of Operation


I-12

The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

Overview

For the three months ended February 1, 1998, net sales rose 22% to $118.5 million compared with $97.5 million in the year-earlier period. Net income for the quarter totaled $4.0 million, or $0.32 per share, compared with $3.0 million, or $0.27 per share, for the third quarter of fiscal 1997. The largest components of the increase in sales were incremental sales of $11.2 million from the acquisition of assets related to Phillips Mills, increased sales to customers outside the United States and higher shipments of mattress ticking. Excluding the contribution from acquired operations, sales of upholstery fabrics to U.S.-based manufacturers were down 3% for the quarter from a year ago. This portion of the Company's business has been generally soft throughout fiscal 1998. Sales to customers outside the United States rose 45% for the quarter, extending the pattern of growth in this category. International sales are continuing to account for an increasing percentage of the Company's total sales. Demand for the Company's products is dependent on the various factors which affect consumer purchases of upholstered furniture and bedding, including housing starts and sales of existing homes, the level of consumer confidence, prevailing interest rates for home mortgages and the availability of consumer credit. Net income for the quarter and nine-month period was favorably impacted by a lower effective tax rate which resulted from higher than expected tax benefits (in the current period as well as prior periods) related to the Company's foreign sales corporation ("FSC"), and higher estimated income in Canada which has a lower effective tax rate.


Three Months and Nine Months Ended February 1, 1998 Compared With Three Months and Nine Months Ended January 26, 1997

Net Sales. Net sales for the third quarter increased by $21.0 million, or 22%, compared with the year-earlier period. Net sales for the nine months increased by $47.7 million, or 16%, compared to the same period of last year. The Company's sales of upholstery fabrics increased $17.7 million, or 22% in the third quarter compared with the prior year. Upholstery fabric sales increased $36.8 million, or 15%, for the nine month period. The principal factor contributing to the increased sales was the contribution of $11.2 million for the quarter and $22.0 million for the nine months from the assets purchased from Phillips Mills effective August 4, 1997. Sales from the Velvets/Prints business unit, which manufactures and markets fabrics especially popular in markets outside the United States, were up 9% from the prior year for the quarter and nine month period. Sales from the Culp Textures and Rossville/Chromatex business units were up modestly for the quarter and nine months. Sales from the Culp Home Fashions unit, which principally consists of mattress ticking, rose 14% from last year's third quarter and 19% from the first nine months of last year. Culp's sales of upholstery fabrics for furniture to U.S.-based accounts have not generally been as strong thus far in fiscal 1998 as a year ago. The Company believes the financial difficulties of several significant furniture retailers, including the summer 1997 bankruptcies of Levitz and Montgomery Wards, significantly contributed to the slower rate of growth. Overall sales to U.S.-based residential furniture accounts, including the contribution from acquired operations, were up 13% for the third quarter and 10% for the nine month period. International sales, consisting primarily of upholstery fabrics, increased to $38.6 million for the quarter, up 45% from a year ago and increased to $98.8 million for the nine months, up 36% from a year ago. International shipments accounted for 33% of the Company's sales for the third quarter, up from 27% a year ago.

Gross Profit and Cost of Sales. Gross profit for the third quarter increased by $3.8 million and amounted to 17.6% of net sales, unchanged from a year ago. For the first nine months, gross profit increased by $8.2 million, and as a percentage of sales decreased slightly to 17.7%. The Company's profitability is benefiting significantly from results in the Culp Home Fashions business unit (mattress ticking) and the incremental contribution from the acquisition of Phillips Mills. These factors have partially been offset in fiscal 1998 by the impact on profitability and gross margins of lower sales from certain business units to residential furniture accounts in the United States and expansion projects that have not reached targeted levels of productivity. These trends are expected to continue in the fourth quarter.

Selling, general and administrative expenses. Selling, general and administrative expenses for the third quarter increased slightly as a percentage of net sales to 11.1% compared with 11.0% a year ago. This category of expenses decreased as a percentage of net sales for the nine month period from 11.4% a year ago to 11.1%. The increase in absolute dollars for the three and nine month periods is principally due to incremental S,G&A expenses for Phillips, higher sales commissions related to international sales and significant investments in additional design resources, which were offset by lower accruals for incentive-based compensation programs.

Interest Expense. Net interest expense for the third quarter of $2.1 million was up from $1.2 million a year ago due. Net interest expense for the nine months was $5.0 million, up from $3.5 million last year. The increase for the quarter is due to higher average borrowings which resulted from the Company' s acquisition of Phillips Mills which was effective on August 4, 1997, and from capital expenditure and working capital investments that were made during the first nine months.

Other Expense. Other expense increased $71,000 for the third quarter compared with a year ago, principally due to incremental amortization of goodwill associated with the acquisition of Phillips Mills.

Income Taxes. The effective tax rate for the third quarter was 22.2% and for the nine months was 31.0% compared with 37.5% in the year-earlier period. The lower rate was due principally to increased tax benefits related to the Company's foreign sales corporation. The reduced tax rate also reflected a higher proportion of earnings from the Company's Canadian subsidiary that is taxed at a lower effective rate. The Company is estimating the effective tax rate for the full fiscal year at 31.0% which is down from 36% for fiscal 1997.

Earnings Per Share. Basic and diluted earnings per share for the third quarter of fiscal 1998 totaled $0.32 and $0.31, respectively, compared with $0.27 and $0.26, respectively, a year ago. The weighted average number of outstanding shares (assuming dilution) increased 11.4% from a year ago, principally due to the Company's secondary offering completed in February 1997.

Liquidity and Capital Resources

Liquidity. Cash and cash investments were $348,000 at February 1, 1998 compared with $830,000 at the end of fiscal 1997. Funded debt (long-term debt, including current maturities, less restricted investments) increased to $141.2 million at the close of the third quarter, up from $80.6 million as of January 26, 1997 and $65.6 million at the end of fiscal 1997. The increase in funded debt from April 27, 1997 resulted from the Phillips and Wetumpka acquisitions ($37.2 million), capital expenditures ($28.2 million), an operating cash flow deficit ($6.6 million), and a decrease in accounts payable related to capital expenditures ($2.8 million). As a percentage of total capital (funded debt plus total shareholders' equity), the Company's borrowings amounted to 53.7% at February 1, 1998 compared with 47.4% as of January 26, 1997 and 37.2% at the end of fiscal 1997. The Company's working capital as of February 1, 1998 was $104.0 million compared with $69.8 million at the close of fiscal 1997.

The Company typically generates the majority of its cash from operating activities during the second fiscal half. Cash of $6.6 million was used to fund operating activities, principally increases in inventories and accounts receivable, offset by net income, depreciation and increases in accounts payable during the first nine months. Capital expenditures during the first nine months totaled $28.2 million. Financing activities provided $65.0 million in cash to fund operating activities, capital expenditures and acquisitions.

Financing Arrangements. As of February 1, 1998, the Company had outstanding balances of $105 million under its $125 million syndicated five-year, unsecured, revolving credit facility. The Company also has a total of $34 million in outstanding industrial revenue bonds ("IRBs") which have been used to finance capital expenditures. The IRBs are collateralized by restricted investments of $4 million as of February 1, 1998 and letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder.

The Company's loan agreements require, among other things, that the Company maintain certain financial ratios. As of February 1, 1998, the Company was in compliance with the required financial covenants.

As of February 1, 1998, the Company had three interest rate swap agreements in effect to reduce its exposure to floating interest rates on a $25 million notional amount. The effect of these contracts is to "fix" the interest rate payable on $25 million of the Company's bank borrowings at a weighted average rate of 7.1%. The Company also enters into foreign exchange forward contracts to hedge against currency fluctuations with respect to firm commitments to purchase machinery, equipment and certain raw materials when those commitments are denominated in foreign currencies.

During the fourth quarter of fiscal 1998, the Company expects to close on a private placement of $75,000,000 of senior, unsecured notes, which are expected to have a fixed coupon rate of 6.76% and an average term of 10 years. Additionally, the principal financial covenants include a funded debt to total capital ratio of 60% and a minimum shareholders' equity level. The proceeds will be used to repay borrowings under the Company's bank credit facility.

Capital Expenditures. The Company has invested considerable additional capital over the past several years to increase capacity to support higher sales, gain manufacturing efficiencies and increase vertical integration to lower product costs and control the supply of raw materials more securely. The Company anticipates capital spending to total approximately $39 million in fiscal 1998. The Company believes that cash flows from operations and funds available under existing credit facilities will be sufficient to fund capital expenditures and working capital requirements for the foreseeable future.


Phillips Mills Acquisition

On August 5, 1997, Culp completed the acquisition of the business and certain assets relating to the upholstery fabric businesses operating as Phillips Weaving Mills, Phillips Velvet Mills, Phillips Printing and Phillips Mills. These operating units were purchased from Phillips Industries, Inc., a privately owned corporation based in High Point, North Carolina. Based on the terms of the definitive asset purchase agreement, the transaction is being valued for accounting and reporting purposes at approximately $37 million (including cash, retirement of debt and a non-compete agreement) under generally accepted accounting principles. Terms of the purchase also include an option for 100,000 shares of Culp's common stock and additional compensation contingent upon attaining specified sales objectives. (See Form 8-K, dated April 30, 1997, which provides additional information related to the acquisition.)

Funds for the cash portion of the transaction were provided from the Company's revolving credit facility.

Wetumpka Acquisition

On December 27, 1997, the Company completed the acquisition of the business and certain assets relating to the Wetumpka spun yarn operation of Dan River, Inc. for cash $1.5 million. The acquisition will be accounted for as a purchase, and the results of Wetumpka will therefore be included in Culp's results from the closing date. (See press release, dated December 17, 1997, which provides additional information about the acquisition.)

Acquisition of Artee Industries

On February 2, 1998, Culp acquired the business and substantially all the assets relating to the yarn manufacturing business operating as Artee Industries, Incorporated. The transaction at closing is estimated at $18 million (including issuance of 284,211 shares of Culp common stock, $2.0 million cash, a $1.6 million note and assumption of certain liabilities) Terms of the purchase also include additional compensation of up to $7.6 million (60% in Culp common stock and 40% in cash) contingent upon the profitability of Artee during Culp's fiscal year ending May 2, 1999. The acquisition will be accounted for as a purchase, and the results of Artee will therefore be included in Culp's results from the closing date. (See Form 8-K, dated October 15, 1997, which provides additional information related to the acquisition.)

Inflation

The Company's costs of raw materials have generally been relatively stable or slightly down thus far in fiscal 1998. Other operating expenses, such as labor, utilities and manufacturing supplies, have increased slightly. Competitive conditions have not allowed the Company to offset the impact of these increases through higher prices, thereby putting pressure on profit margins. The net impact on margins will continue to be influenced by raw material prices, other operating costs and competitive conditions.

Seasonality

The Company's business is slightly seasonal, with increased sales during the Company's second and fourth fiscal quarters. This seasonality results from one-week closings of the Company's manufacturing facilities, and the facilities of most of its customers in the United States, during the first and third quarters for the holiday weeks including July 4th and Christmas.

Forward-Looking Information

The Company's report on Form 10-Q may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by qualifying words such as "expect", "believe", "estimate", "plan" and "project" and their derivatives. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence and trends in disposable income. Decreases in these economic indicators could have a negative effect on the Company's business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could adversely affect the Company. In addition, because of the increasing percentage of the Company's sales that is derived from shipments to customers outside the United States, the value of the U.S. dollar relative to other currencies can affect the competitiveness of the Company's products in international markets.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
There are no legal proceedings that are required to be disclosed under this item.

Item 2.  Change in Securities
-----------------------------
In December 1997, the Company sold 284,211 shares of its common stock, par value $0.05 per share, to eight shareholders of Artee Industries,
Incorporated ("Artee") in exchange for all of the assets of Artee. The shares were sold in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. The resale of such securities was subsequently registered on a registration statement on Form S-3, Registration Statement No. 333-42651.

Item 3.  Default Upon Senior Securities
---------------------------------------
None

Item 4 -  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
None

Item 5 - Other Information
--------------------------
None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a) The following exhibits are filed as part of this report or incorporated by reference. Management contracts, compensatory plans, and arrangements are marked with an asterisk (*).

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

     10(jj) Asset Purchase Agreement dated as of August 4, 1997 by and between Culp, Inc., Phillips Weaving Mills, Inc., Phillips Printing Mills, Inc., Phillips Velvet Mills, Inc., Phillips Mills, Inc., Phillips Property Company, LLC, Phillips Industries, Inc. and S. Davis Phillips was filed as Exhibit (10jj) to the Company's Form 10-Q for the quarter ended November 2, 1997, and is incorporated herein by reference.

     10(kk) Asset Purchase Agreement dated as of October 14, 1997 among Culp, Inc., Artee Industries, Incorporated, Robert
               T. Davis, Robert L. Davis, Trustee u/a dated 8/25/94, Robert L. Davis, Louis W. Davis, Kelly D. England, J. Marshall Bradley, Frankie S. Bradley and Mickey R. Bradley was filed as Exhibit 10(kk) to the Company's Form 10-Q for the quarter ended November 2, 1997, and is incorporated herein by reference.

     27        Financial Data Schedule


   (b)   Reports on Form 8-K:

The following report on Form 8-K was filed during the period covered by this report:

(1) Form 8-K dated November 12, 1997, included under Item 5, Other Events, disclosure of the company's press release for quarterly earnings and the company's Financial Information Release relating to the financial infor- mation for the second quarter ended November 2, 1997.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CULP, INC.

(Registrant)


Date: March 18, 1998         By: s/s  Franklin N. Saxon
                                      Franklin N. Saxon
                                      Sr. Vice President and
                                      Chief Financial Officer

                                      (Authorized to sign on behalf
                                      of the registrant and also
                                      signing as principal accounting officer)



Date: March 18, 1998             By s/s   Stephen T. Hancock
                                          Stephen T. Hancock
                                          General Accounting Manager
                                          (Chief Accounting Officer)