Form 10-K
period 1998-05-03
CULP INC
filed 1998-07-31
CIK 723603

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended May 3, 1998

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

                                 (336) 889-5161
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, Par Value $.05/Share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for
at least the past 90 days.   YES X   NO
                                ---     ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of July 22, 1998, 12,995,021 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $130,949,382 based on the closing sales price of such stock as quoted on the New York Stock Exchange (NYSE), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
Part II
        Portions of the Company's Annual Report to Shareholders for the fiscal year ended May 3, 1998 are incorporated by reference into Items 5,6,7 and 8.

Part III
        Portions of the Company's Proxy Statement dated July 31, 1998 in connection with its Annual Meeting of Shareholders to be held on September 15, 1998 are incorporated by reference into Items 10, 11, 12 and 13.

                        Exhibits Index begins on page 29

                                   CULP, INC.
                                FORM 10-K REPORT
                                TABLE OF CONTENTS

Item No.                                                                 Page
--------                                                                 ----
                                     PART I

1.       Business
              Overview......................................................3
              Business Organization.........................................4
              Business Units................................................4
              Business Strategy.............................................6
              Capital Expenditures..........................................7
              Industry Segments.............................................7
              Overview of Industry..........................................7
              Overview of Residential Furniture Industry....................8
              Overview of Commercial Furniture Industry.....................9
              Overview of Bedding Industry..................................9
              Products.....................................................10
              Manufacturing................................................11
              Product Design and Styling...................................12
              Distribution.................................................13
              Sources and Availability of Raw Materials....................13
              Competition..................................................13
              Technology...................................................14
              Environmental and Other Regulations..........................15
              Employees....................................................15
              Customers and Sales..........................................15
              Net Sales by Geographic Area.................................16
              Backlog......................................................16
              Year 2000 Considerations.....................................16

2.       Properties........................................................17

3.       Legal Proceedings.................................................18

4.       Submission of Matters to a Vote of  Security Holders..............18


                                     PART II

5.       Market for the Registrant's Common Stock
           and Related Stockholder Matters.................................18

6.       Selected Financial Data...........................................18

7.       Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................18

8.       Consolidated Financial Statements and Supplementary Data..........18

9.       Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure..........................19


                                    PART III

10.      Directors and Executive Officers of the
           Registrant......................................................19

11.      Executive Compensation............................................19

12.      Security Ownership of Certain
           Beneficial Owners and Management................................19

13.      Certain Relationships and Related
           Transactions....................................................19


                                     PART IV

14.      Exhibits, Financial Statement Schedules
           and Reports on Form 8-K.........................................20

         Documents filed as part of this report............................20

         Exhibits..........................................................21

         Reports on Form 8-K...............................................26

         Financial Statement Schedules.....................................27

         Signatures .......................................................28

                                     PART I

                                ITEM 1. BUSINESS

Overview

         Culp, Inc. (the Company) manufactures and markets upholstery fabrics and mattress tickings primarily for use in the furniture (residential, commercial and juvenile) and bedding industries on a worldwide basis. The Company's executive offices are located in High Point, North Carolina. The Company was organized as a North Carolina corporation in 1972 and made its initial public offering in 1983. Since 1997, the Company has been listed on the New York Stock Exchange and traded under the symbol "CFI."

         Culp believes it is the largest manufacturer and marketer of furniture upholstery fabrics in the world and is a leading global producer of mattress fabrics (known as mattress ticking). The Company's fabrics are used principally in the production of residential and commercial furniture and bedding products, including sofas, recliners, chairs, loveseats, sectionals, sofa-beds, office seating, panel systems and mattress sets. Culp markets one of the broadest product lines in its industry, with a wide range of fabric constructions, patterns, colors, textures and finishes. This breadth is made possible by Culp's extensive manufacturing capabilities that include a variety of weaving, printing and finishing operations and the ability to produce various yarns and unfinished base fabrics (known as greige goods) used in its products. Although most of the Company's competitors emphasize one particular type of fabric, Culp competes in every major category except leather, which accounts for a relatively small portion of the residential furniture market. Culp's staff of over 90 designers and support personnel utilize Computer Aided Design (CAD) systems to develop the Company's own patterns and styles. Culp's product line currently includes more than 3,000 upholstery fabric patterns and 1,000 mattress-ticking styles. Although Culp markets fabrics at most price levels, the Company has emphasized fabrics that have a broad appeal in the "good" and "better" price categories of furniture and bedding.

         Culp markets its products worldwide, with sales to customers in over 50 countries. While total sales have grown from $245.0 million in fiscal 1994 to $476.7 million in fiscal 1998, the Company's international sales have increased from $44.0 million to $137.2 million during the same period. Although shipments to U.S.-based customers continue to account for most of the Company's sales, Culp's success in building a global presence has led to an increasing proportion of sales to international accounts (29% of net sales for fiscal 1998). The Company's network of approximately 30 international sales agents represents Culp's products in major furniture and bedding markets outside the United States.

         Culp has seventeen (17) manufacturing facilities, with a combined total of 2.7 million square feet, that are located in North Carolina (10), South Carolina (2), Pennsylvania (2), Tennessee (1), Alabama (1) and Quebec, Canada
(1). The Company's distribution system is designed to offer customers fast, responsive delivery. Products are shipped directly to customers from the Company's manufacturing facilities, as well as from three regional distribution facilities strategically located in High Point, North Carolina, Los Angeles, California, and Tupelo, Mississippi, which are areas of high concentration of furniture manufacturing. Additionally, the Company maintains an inventory of upholstery fabrics at a warehouse facility in Grand Rapids, Michigan to supply large commercial furniture manufacturers in that area, and an inventory at a distributor's warehouse facility in Malbork, Poland.

         Culp's position as a leading global marketer of upholstery fabrics and mattress ticking has been achieved through internal expansion and strategic acquisitions. The most recent acquisitions include Rossville/Chromatex in fiscal 1994, Rayonese in fiscal 1995 and Phillips Mills, Wetumpka Yarn and Artee Industries in fiscal 1998.

Business Organization

         Culp is structured in business units. Through fiscal 1998, this organization consisted of six groups: (i) Culp Textures, (ii) Rossville/ Chromatex, (iii) Velvets/Prints, (iv) Culp Home Fashions, (v) Phillips Mills and
(vi) Artee Industries. This structure has subsequently been reorganized into four groups: (i) Culp Decorative Fabrics, (ii) Culp Velvets/Prints, (iii) Culp Home Fashions and (iv) Culp Yarn. Since the new structure was not in place at all during fiscal 1998 and the identity of each of the previous business units has remained intact in the new structure, this discussion is based on the historical organization.

Business Units

         Each business unit is accorded considerable autonomy and is responsible for designing, manufacturing and marketing its respective product lines. Considerable synergies exist among the business units, including the sharing of common raw materials made internally, such as polypropylene yarns, certain dyed and spun yarns, greige goods and printed heat-transfer paper. Products manufactured at one business unit's facility are commonly transferred to another business unit's facility for additional value-added processing steps. For example, jacquard greige goods manufactured at Rayonese (part of Culp Home Fashions) are shipped to a Velvets/Prints' facility where printed fabrics are produced using various printing and finishing equipment. The following table sets forth certain information for each of the Company's business units.

                              Culp's Business Units
                              ---------------------

                                                                    FISCAL 1998          PRODUCT LINES
           MAJOR                                                     NET SALES           (BASE CLOTH, IF
      PRODUCT CATEGORY               BUSINESS UNIT                 (in millions)         APPLICABLE)
      ----------------               -------------                 -------------         ---------------
  Upholstery Fabrics                 Culp Textures                    $ 92.7             Woven jacquards
                                                                                         Woven dobbies
                                     Rossville/Chromatex              $ 84.7             Woven jacquards
                                                                                         Woven dobbies
                                     Velvets/Prints                   $171.4             Wet prints (flocks)
                                                                                         Heat-transfer prints
                                                                                         (jacquard, flock)
                                                                                         Woven velvets
                                                                                         Tufted velvets (woven
                                                                                         polyester)
                                     Phillips Mills                   $ 32.7 (*)         Woven jacquards
                                                                                         Wet prints (flocks)
                                                                                         Heat-transfer prints (cotton)
                                                                                         Woven velvets
                                                                                         Tufted velvets
  Mattress Ticking                   Culp Home Fashions               $ 87.3             Woven jacquards
                                                                                         Heat-transfer prints
                                                                                         (jacquard, knit, sheeting)
                                                                                         Pigment prints (jacquard,
                                                                                         knit, sheeting, non-woven)
  Yarn                               Artee Industries                 $  7.9 (*)         Pre-dyed spun yarns
                                                                                         Chenille yarns

             *Partial year includes sales from date of acquisition

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

         Rossville/Chromatex. Rossville/Chromatex was acquired in fiscal 1994 and includes manufacturing facilities in Chattanooga, Tennessee and West Hazleton, Pennsylvania. During the fourth quarter of fiscal 1998, Rossville/Chromatex relocated its Rossville, Georgia dobby manufacturing operation into a new leased facility in Chattanooga, Tennessee, which is located about two miles from the previous leased facility. The acquisition of Rossville/Chromatex expanded the Company's capacity for jacquard and dobby woven fabrics marketed principally for residential furniture. Although Rossville/Chromatex markets fabrics to many of the same customers served by Culp Textures, the patterns produced by Rossville/Chromatex have generally featured more textured and chenille yarns. Rossville/Chromatex has been particularly successful in spinning its own novelty yarns to produce textured fabrics that embody "country" patterns.

         Velvets/Prints. Velvets/Prints, Culp's largest business unit, manufactures and markets a broad range of printed and velvet fabrics. These include wet-printed designs on flock base fabrics, heat-transfer prints on jacquard and flock base fabrics, woven velvets and tufted velvets. These fabrics typically offer manufacturers richly colored patterns and textured surfaces. Recent product development improvements in manufacturing processes have significantly enhanced the quality of printed flock fabrics which are principally used for residential furniture. These fabrics are also used for other upholstered products such as baby car seats. These fabrics are manufactured at Burlington, North Carolina, Anderson, South Carolina, and Lumberton, North Carolina, a new facility that opened during the first quarter of fiscal 1998. A portion of the Company's capital expenditures during fiscal 1997 and fiscal 1998 were directed toward expanding its capacity for printed fabrics. Culp installed in Burlington the Company's first flock coating line (which produces flock base or greige goods) to further vertically integrate its production of wet-printed flock fabrics. This operation began production in the fourth quarter of fiscal 1997.

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

         Phillips Mills. Phillips Mills operates two manufacturing facilities in Monroe, North Carolina, which produce woven jacquards. Phillips Mills has a particularly strong competitive position in fabric designs and patterns associated with casual living styles that are popular with motion furniture. Additionally, this business unit includes a printed fabrics converting operation located in High Point.

         Artee Industries. Artee Industries manufactures and markets a variety of pre-dyed spun yarns, including WrapSpun(TM), open-end spun, ring spun and chenille yarns. Artee Industries operates manufacturing facilities in Shelby, Cherryville, and Lincolnton, North Carolina and Wetumpka, Alabama. The Wetumpka facility was acquired in December 1997 and the other Artee plants were purchased in February 1998. Over half of the production of Artee Industries is used internally by other Culp business units. The external sales are directed to the upholstery fabric and apparel markets, and a portion of these shipments are to competitors of Culp. The acquisition of Artee Industries is expected to provide Culp more control over its supply of spun and chenille yarns and complement the Company's increased emphasis on developing new designs. An integral component of the design of fabrics with innovative designs, patterns and textures is the availability of different yarns, and the integration of Artee Industries will enhance the access of Culp designers to a broad variety of spun and chenille yarns. Culp also plans to utilize the resources of Artee Industries to accelerate the development of new yarns with innovative colors, textures and other design characteristics.

Business Strategy

         The Company's plan to maintain leadership in the global upholstery fabric and mattress ticking markets is based on a business strategy that includes four main initiatives:

         Enhance Customer Service and Increase Vertical Integration. Culp is continuing to enhance the competitive value of its upholstery fabrics and mattress ticking through a company-wide initiative to raise efficiency and improve customer service. Important aspects of this program have included attaining more consistent product quality, improving delivery standards and offering more innovative designs. The Company's ability to realize progress in these areas in the past has been aided significantly by becoming more vertically integrated through capital expansion projects and strategic acquisitions. Representative steps have included adding capacity for producing unfinished jacquard greige goods, extruding polypropylene yarn and most recently, manufacturing spun and specialty yarn.

         Capitalize on New Product Categories. Culp's diverse manufacturing capabilities and increasing vertical integration have enabled the company to capitalize quickly on the increasing popularity of new product categories.

         Expand International Sales. Culp's international sales of upholstery fabrics and mattress ticking has increased sharply in recent years. Factors contributing to this growth have been the expanding demand for home furnishings in many international areas and the ability of U.S.-based manufacturers of fabrics to provide products to these markets at competitive prices.

         Pursue Additional Strategic Acquisitions. A meaningful portion of Culp's growth reflects the integration of strategic acquisitions of complementary businesses. The company believes that the continuing trend toward consolidation within the home furnishings industry is likely to offer additional opportunities to acquire complementary businesses on a selective basis. During fiscal 1998, Culp has completed the acquisition of Phillips Mills, which added capacity in jacquard, prints and velvets, as well as Wetumpka Yarn and Artee Industries, which combined represent Culp's entry into the filling yarn market.

Capital Expenditures

         Since fiscal 1993, the Company has invested $112 million in capital expenditures to expand its manufacturing capacity, install more efficient production equipment and vertically integrate its operations. These expenditures have included, among other things, the installation of narrow and wide-width weaving machines and additional printing equipment to support the growth in woven and printed upholstery fabrics and mattress ticking. The Company spent approximately $35.9 million in capital expenditures during fiscal 1998 for expansion, vertical integration and modernization. This level of capital spending was well above the Company's historical rate of investment. The principal expansion project involved completion of various items related to the new wet-printing facility at Lumberton, North Carolina. Key projects relating to vertical integration included expanding yarn extrusion capacity and adding weaving capacity for jacquard greige goods. Projects to modernize existing facilities encompassed a number of smaller investments throughout the Company's operations.

         The extent of these investments has meant considerable change in the Company's operations. All of the jacquard and dobby looms at the Pageland, South Carolina facility have been moved to allow for an improved product flow. A modern 290,000 square-foot weaving facility in Tennessee houses the Rossville/Chromatex line, and 60% of the planned additional yarn extrusion lines have become operational. Much of the Company's managerial focus has shifted to realizing higher efficiencies from the new investments made during fiscal 1998. As a result, the Company is currently planning on capital expenditures for fiscal 1999 less than half that spent in fiscal 1998.

Industry Segments

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for periods beginning after December 15, 1997. The purpose of this standard is to disclose disaggregated information which provides information about the operating segments an enterprise engages in, consistent with the way management reviews financial information to make decisions about the enterprise's operating matters. The Company will comply with the requirements of this standard for fiscal year-end 1999. Based on a preliminary review, the Company anticipates reporting on three segments (upholstery fabrics, mattress ticking and yarn).

         During fiscal 1998, 1997 and 1996, the Company was principally involved in designing, manufacturing and marketing of upholstery fabrics and mattress ticking used in the furniture (residential, commercial and juvenile) and bedding industries on a world-wide basis.

Overview of Industry

         Culp markets products worldwide to a broad array of manufacturers that operate in three principal markets and several specialty markets:

         Residential furniture. This market includes upholstered furniture sold to consumers. Products include sofas, sleep sofas, chairs, motion/recliners, sectionals and occasional furniture items.

         Commercial furniture. This market includes upholstered office seating and modular office systems sold primarily for use in offices (including home offices) and other institutional settings.

         Bedding. This market includes mattress sets as well as other related home furnishings.

         Specialty markets. These markets include juvenile furniture (baby car seats and other baby items), hospitality (furniture used in hotels and other lodging establishments), "top of the bed" (comforters and bedspreads), outdoor furniture, recreational vehicle seating, automotive aftermarket (slip-on seat covers), retail fabric stores and specialty yarn.

Overview of Residential Furniture Industry

         The upholstery fabric industry is highly competitive, particularly among manufacturers in similar market niches. American Furniture Manufacturers Association, a trade association, reports that manufacturers of residential furniture in the United States shipped products valued at approximately $21.5 billion (wholesale) during 1997. Approximately 40% of this furniture is believed to consist of upholstered products. The upholstered furniture market has grown from $5.4 billion in 1991 to $8.7 billion in 1997. According to Furniture/Today, a leading trade publication, annual sales of upholstery fabrics in the United States for non-automotive applications approximate $2 billion. Based on an outside survey conducted by an independent marketing survey firm, Culp estimates annual sales of upholstery fabrics outside the United States to be more than $4 billion.

         Trends in demand for upholstery fabric and mattress ticking generally parallel changes in consumer purchases of furniture and bedding. Factors influencing consumer purchases of home furnishings include the number of household formations, growth in the general population, the demographic profile of the population, consumer confidence, employment levels, the amount of disposable income, geographic mobility, housing starts and existing home sales. The long-term trend in demand for furniture and bedding has been one of moderate growth, although there have been some occasional periods of a modest downturn in sales due principally to changes in economic conditions. Periods of decline have been brief, and annual shipments have declined in only four of the past
25 years.

         The Company believes that demographic trends support the outlook for continued long-term growth in the U.S. residential furniture and bedding industries. In particular, as "baby boomers" (people born between 1946 and 1964) mature to the 35-to-64 year age range over the next decade, they will be reaching their highest earning power. Consumers in these age groups tend to spend more on home furnishings, and the increasing number of these individuals favors higher demand for furniture and related home furnishings. Statistics also show that the average size of new homes has increased in recent years, and that is believed to have resulted in increased purchases of furniture per home.

         There is an established trend toward consolidation at all levels within the home furnishings industry. Furniture/Today has reported that the ten largest residential furniture manufacturers accounted for over 35% of the industry's total shipments in 1997, up from a 23% share in 1985. This trend is expected to continue, particularly because of the need to invest increasing capital to maintain modern manufacturing and distribution facilities as well as to provide the sophisticated computer-based systems and processes necessary to interface in the supply chain between retailers and suppliers. This trend toward consolidation is resulting in fewer, but larger, customers for upholstery fabric manufacturers. The Company believes that this environment favors larger upholstery fabric manufacturers capable of supplying a broad range of product choices at the volumes required by major furniture manufacturers on a timely basis.

         Today's furniture customers prefer more casual and comfortable furniture, including motion furniture, than did consumers ten years ago. In addition, customers are placing increasing emphasis on product quality. The increasing importance of product quality has allowed fabric manufacturers with effective quality control systems to gain a competitive advantage. Modern furniture buyers are also demanding faster delivery. To meet this demand, the furniture industry as a whole has increased its focus on just-in-time manufacturing methods and shorter delivery lead times.

         Although the demand for home furnishings in more developed geographic regions such as Western Europe is relatively mature, major areas such as Eastern Europe, the Middle East and certain portions of Asia have experienced rising sales of furniture and home furnishings. Consumers in these areas are often attracted to those designs and fashions that mirror American tastes, and U.S.-based manufacturers such as Culp have been able to capitalize on this preference. Production costs of fabrics involve a relatively low labor component, which provides an advantage for a company with modern, efficient manufacturing equipment and systems. The large size of the furniture market within the United States has helped establish an upholstery fabrics industry that features ready access to a variety of raw materials, larger manufacturers with lower costs resulting from economies of scale and the availability of new designs and patterns. The Company believes that these characteristics assist Culp in competing effectively in international markets.

Overview of Commercial Furniture Industry

         The commercial furniture market in the United States represents annual shipments by manufacturers valued at approximately $11 billion. Seating and office systems, which represent the primary uses of upholstery in this industry, represented annual sales of approximately $6 billion annually. At the manufacturing level, the industry is highly concentrated. The top six manufacturers of commercial furniture account for an estimated 60% of total industry shipments. Although demand for commercial furniture can be affected by general economic trends, the historical pattern has been one of generally steady growth. According to industry sources, since 1971 office furniture shipments in the United States have increased at a compound annual rate of 10%. Although the nation's economy has experienced four economic recessions and five years of negative real GDP growth during the last three decades, office furniture shipments declined in only two years during that period (1975 and 1991).

         Dealers aligned with specific furniture brands account for over half of industry shipments of commercial furniture. Some shift in the distribution of commercial furniture has occurred in recent years in conjunction with the growth in national and regional chains featuring office supplies.

Overview of Bedding Industry

         According to data compiled by the International Sleep Products Association ("ISPA"), the domestic conventional bedding market, which generated estimated wholesale revenues of $3.4 billion during calendar year 1997, includes approximately 800 manufacturers of mattress sets. The conventional bedding market accounts for greater than 85% of the entire bedding market in North America. Approximately 75% of the conventional bedding manufactured in the U.S. is sold to furniture stores and specialty sleep shops. Most of the remaining 25% is sold to department stores, national mass merchandisers, membership clubs and contract customers (including motels, hotels and hospitals). Approximately two-thirds of conventional bedding is sold for replacement purposes and the average time lapse between mattress purchases is approximately 10 to 12 years.

Products

         As described above, the Company's products include principally upholstery fabrics and mattress ticking.

         UPHOLSTERY FABRICS. The Company derives the majority of its revenues from the sale of upholstery fabrics primarily to the residential and commercial (contract) furniture markets. Sales of upholstery fabrics totaled 80% of sales for fiscal 1998. The Company has emphasized fabrics and patterns that have broad appeal at promotional to medium prices, generally ranging from $2.25 per yard to $9.25 per yard.

         MATTRESS TICKING. The Company also manufactures mattress ticking (fabric used for covering mattresses and box springs) for sale to bedding manufacturers. Sales of mattress ticking constituted 18% of sales in fiscal 1998. The Company has emphasized fabrics and patterns which have broad appeal at prices generally ranging from $1.20 to $7.00 per yard.

         The Company's upholstery fabrics and mattress ticking can each be broadly grouped under the three main categories of wovens, prints and velvets. The following table indicates the product lines within each of these categories, a brief description of their characteristics and identification of their principal end-use markets.

                             Culp Fabric Categories
                             ----------------------


Upholstery Fabrics                          Characteristics                              Principal Markets
------------------                          ---------------                              -----------------
Wovens:
Jacquards                  Elaborate, complex designs such as florals and              Residential furniture
                           tapestries in traditional, transitional and                 Commercial furniture
                           contemporary styles. Woven on intricate looms using a
                           wide variety of synthetic and natural yarns.

Dobbies                    Geometric designs such as plaids, stripes and solids        Residential furniture
                           in traditional and country styles. Woven on less            Commercial furniture
                           complicated looms using a variety of weaving
                           constructions and primarily synthetic yarns.

Prints:
Wet prints                 Contemporary patterns with deep, rich colors on a           Residential furniture
                           nylon flock base fabric for a very soft texture and         Juvenile furniture
                           excellent wearability. Produced by screen printing
                           directly onto the base fabric.

Heat-transfer prints       Sharp, intricate designs on flock or jacquard base          Residential furniture
                           fabrics. Plush feel (flocks), deep colors (jacquards)       Juvenile furniture
                           and excellent wearability. Produced by using heat and
                           pressure to transfer color from printed paper onto
                           base fabric.

Velvets:
Woven velvets              Basic designs such as plaids and semi-plains in             Residential furniture
                           traditional and contemporary styles with a plush
                           feel. Woven with a short-cut pile using various
                           weaving methods and synthetic yarns.

Tufted velvets             Lower cost production process of velvets in which           Residential furniture
                           synthetic yarns are punched into a base polyester
                           fabric for texture. Similar designs as woven velvets.


Mattress Ticking                            Characteristics                              Principal Markets
----------------                            ---------------                              -----------------
Wovens:
Jacquards                  Florals and other intricate designs. Woven on complex         Bedding
                           looms using a wide variety of synthetic and natural
                           yarns.

Prints:
Heat-transfer prints       Sharp, detailed designs. Produced by using heat and           Bedding
                           pressure to transfer color from printed paper onto
                           base fabrics, including woven jacquards, knits and
                           poly/cotton sheetings.

Pigment prints             Variety of designs produced economically by screen            Bedding
                           printing pigments onto a variety of base fabrics,
                           including jacquards, knits, poly/cotton sheeting and
                           non-wovens.
==========================================================================================================

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

Manufacturing

         Substantially all of the upholstery fabric and mattress ticking currently marketed by Culp is produced at thirteen of the Company's manufacturing facilities. These plants encompass a total of 2.2 million square feet and include yarn extrusion, spinning, dyeing and texturizing equipment, narrow and wide-width jacquard looms, dobby and woven velvet looms, tufting machines, printing equipment for pigment, heat-transfer and wet printing, fabric finishing equipment and various types of surface finishing equipment (such as washing, softening and embossing). Culp is actively pursuing ISO certification for its manufacturing facilities. ISO certification is an international recognition of a Company's ability to deliver high quality products and services. Culp's facilities at Stokesdale, North Carolina, which produces mattress ticking, and at Anderson, South Carolina, which produces woven velvet upholstery fabric, were awarded ISO-9002 certification during fiscal 1997. Additionally, the Company's facility at Pageland, South Carolina, which produces jacquard and dobby upholstery fabric, and the finishing facility in Burlington, North Carolina were awarded ISO-9002 certification in fiscal 1998. The Company is planning to complete the ISO certification process at its other facilities over the next several years.

         The Company's woven fabrics are made from various types of synthetic and natural yarn, such as polypropylene, polyester, acrylic, rayon, nylon or cotton. Yarn is woven into various fabrics on jacquard, dobby or velvet weaving equipment. Once the weaving is completed, the fabric can be printed or finished using a variety of processes. The Company currently extrudes and spins a portion of its own needs for yarn and purchases the remainder from outside suppliers. Although the Company believes it will to continue to rely on suppliers for the majority of its yarn requirements, the percentage of internally generated yarn is expected to increase as additional extrusion equipment for polypropylene yarn is added over the next year. As a result of the acquisition of Artee Industries (including the purchase of Wetumpka Yarn) during fiscal 1998, Culp expects to satisfy internally a substantial amount of its needs for spun and chenille yarns. The Company also plans to continue supplying other fabric manufacturers with spun yarns manufactured by the Artee Industries business unit. Culp purchases a significant amount of greige goods (unfinished, uncolored base fabrics) from other suppliers to be printed at the Company's plants, but has increased its internal production capability for jacquard greige goods. The acquisition of

Rayonese in fiscal 1995 increased the Company's capacity to produce its own jacquard greige goods. Culp has installed additional airjet weaving machines at Rayonese to significantly increase its capacity for jacquard greige goods.

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

         The Company's printing operations include pigment and heat-transfer methods, as well as wet printing. The Company also produces its own printed heat-transfer paper, another component of vertical integration. Wet printing is the most recent addition to the Company's printing capabilities. The start-up of the Lumberton, North Carolina facility during the first quarter of fiscal 1998 approximately doubled the Company's wet-printing capacity.

Product Design and Styling

         Consumer tastes and preferences related to upholstered furniture and bedding change, albeit gradually, over time. The use of new fabrics and designs remains an important consideration for manufacturers to distinguish their products at retail and to capitalize on even small changes in preferred colors, patterns and textures. Culp's success is largely dependent on the Company's ability to market fabrics with appealing designs and patterns. Culp has a staff of over 90 designers and support personnel involved in the design and development of new patterns and styles, including designers with experience in designing products for specific international markets. Culp uses computer aided design (CAD) systems in the development of new fabrics which assists the Company in providing a very flexible design program. These systems have enabled the Company's designers to experiment with new ideas and involve customers more actively in the process. The use of CAD systems also has supported the Company's emphasis on integrating manufacturing considerations into the early phase of a new design. The completion of the Howard L. Dunn, Jr. design center in January 1998 has enabled most of the Company's designers to be located in the same facility to support the sharing of design ideas and CAD and other technologies. The design center has enhanced the Company's merchandising and marketing efforts by providing an environment in which customers can be shown new products as well as participate in product development initiatives.

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

Distribution

         The majority of the Company's products are shipped directly from its distribution centers at or near manufacturing facilities. This "direct ship" program is primarily utilized by large manufacturers. Generally, small and medium-size residential furniture manufacturers use one of the Company's three regional distribution facilities which have been strategically positioned in areas which have a high concentration of residential furniture manufacturers - High Point, North Carolina, Los Angeles, California and Tupelo, Mississippi. In addition, the Company maintains an inventory at a distributor's warehouse facility in Malbork, Poland and an inventory of upholstery fabric at a warehouse in Grand Rapids, Michigan to supply large commercial furniture manufacturers in that area on a "just in time" basis. The Company closely monitors demand in each distribution territory to decide which patterns and styles to hold in inventory. These products are available on demand by customers and are usually shipped within 48 hours of receipt of an order. Substantially all of the Company's shipments of mattress ticking are made from its manufacturing facilities in Stokesdale, North Carolina and St. Jerome, Quebec, Canada.

         In international markets, Culp sells primarily to distributors that maintain inventories of upholstery fabrics for resale to furniture manufacturers. The Company plans to explore the establishment of distribution facilities in certain areas outside the United States to support increasing international sales.


Sources and Availability of Raw Materials

         Raw materials account for more than half of the Company's total production costs. The Company purchases various types of synthetic and natural yarns (polypropylene, polyester, acrylic, nylon, rayon and cotton), synthetic staple fibers (acrylic, rayon, polypropylene, polyester), various types of greige goods (poly/cotton wovens and flocks, polyester wovens, poly/rayon and poly/cotton jacquard wovens, polyester knits, poly/cotton sheeting and non-wovens), polypropylene resins, nylon flock fibers, rayon staple, latex adhesives, dyes and chemicals from a variety of suppliers. The Company has made a significant investment in becoming more vertically integrated and producing more of its jacquard greige goods, polypropylene yarns, package dyed yarns and printed heat-transfer paper internally. As a result, a larger portion of its raw materials are comprised of more basic commodities such as rayon staple, undyed yarns, polypropylene resin chips, certain polyester warp yarns, unprinted heat-transfer paper and unflocked poly/cotton base fabric. Although the Company is dependent upon one supplier for all of its nylon flock fibers, most of the Company's raw materials are available from more than one primary source, and prices of such materials fluctuate depending upon current supply and demand conditions and the general rate of inflation. Many of the Company's basic raw materials are petrochemical products or are produced from such products, and therefore the Company's raw material costs are particularly sensitive to changes in petrochemical prices. Generally, the Company has not had significant difficulty in obtaining raw materials.

Competition

         In spite of the trend toward consolidation in the upholstery fabric market, the Company competes against a large number of producers, ranging from large manufacturers comparable in size to the Company to small producers and marketers of specialty fabrics. The Company believes its principal upholstery fabrics competitors are the Burlington House Fabrics division of Burlington Industries, Inc., Joan Fabrics Corporation (including its Mastercraft division), Microfibres, Inc., and Quaker Fabric Corporation. Conversely, the mattress ticking market is concentrated in a few relatively large suppliers.

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


Technology

         Culp views the use of technology as a very important element in the Company's efforts to achieve higher levels of service to its customers and to produce and deliver its products in an efficient and cost-effective manner. Some of Culp's key initiatives in this area include:

o        The Company has created a home page on the Internet (www.Culp.com).
         Through the Internet and the Culp home page, customers can use a system known as CulpLink to view their current order status, shipping and invoice information, and twelve months of sales history. The CulpLink system was developed internally by the Company's MIS department and provides superior communication with customers throughout the world.

o Culp has implemented significant upgrades to its design technology and has opened the state-of-the-art Howard L. Dunn, Jr. Design Center. The Company has used computer aided design (CAD) technology for many years, and recent upgrades in hardware and software in the CAD department have made the process of moving from design to a finished project both faster and simpler. The Company also is developing an image archiving system that will allow electronic storage of all artwork and easy access to artwork for designers.

o Local Area Networks (LANs) have been installed at individual plants, and all of these are combined into one Wide Area Network (WAN), allowing easy information exchange between various Culp locations and communication with customers and suppliers through the Internet. Culp has installed fiber optic cable networks as the communication backbone throughout the Company, placing the Company in position to easily expand the user base and to take advantage of this faster data transfer medium for potential future uses such as video conferencing and transferring large files like those required for digital images.

o The Company has recently completed the installation of new shop floor data collection systems to track inventory movement. This initiative includes the use of fixed laser scanners, hand-held radio frequency devices, and industrialized keyboards and display stations at key points throughout the manufacturing process to record the movement of goods through production and shipping. The Company makes extensive use of bar-coding to track products throughout its manufacturing and distribution systems, and the Company has recently installed new thermal transfer printers for high quality printing of bar-coded labels and work orders.

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

Employees

         As of May 3, 1998, the Company had approximately 4,300 employees, including the employees from Phillips Mills, Artee Industries and Wetumpka acquisitions. All of the hourly employees at the Company's facility in West Hazleton, Pennsylvania and all of the hourly employees at the Rayonese facility in Canada (approximately 12% of the Company's workforce) are represented by a union. The collective bargaining agreement with respect to the hourly employees at the Pennsylvania plant expires in 1999. Additionally, the collective bargaining agreement with respect to the Rayonese hourly employees expires in 1999. The Company is not aware of any efforts to organize any more of its employees and believes its relations with its employees are good.

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

                          Net Sales by Geographic Area
                             (dollars in thousands)

                                   Fiscal 1998                   Fiscal 1997                Fiscal 1996
                                   -----------                   -----------                -----------
United States                 $339,492        71.2%        $297,308       74.5%       $274,270       78.0%
North America
(excluding U.S.)                31,160         6.5           27,479        6.9          23,528        6.7
Europe                          30,775         6.5           25,245        6.3          18,927        5.4
Middle East                     34,412         7.2           23,505        5.9          15,609        4.4
Asia and Pacific Rim            32,344         6.8           19,646        4.9          12,124        3.4
South America                    5,158         1.1            2,604        0.7           2,753        0.8
All other areas                  3,374         0.7            3,092        0.8           4,456        1.3
                              --------       -----         --------      -----        --------      -----

Subtotal                       137,223        28.8          101,571       25.5          77,397       22.0
                              --------       -----         --------      -----        --------      -----

Total                         $476,715       100.0%        $398,879      100.0%       $351,667      100.0%
                              ========       =====         ========      =====        ========      =====

Backlog

         Because a large portion of the Company's customers have an opportunity to cancel orders, it is difficult to predict the amount of the backlog that is "firm." Many customers may cancel orders before goods are placed into production, and some may cancel at a later time. In addition, the Company markets a significant portion of its sales through its Regional Warehouse System from in-stock order positions. On May 3, 1998, the portion of the backlog with confirmed shipping dates prior to June 7, 1998 was $40.2 million, and on April 27, 1997, the portion of the backlog with confirmed shipping dates prior to June 2, 1997 was $30.3 million.

Year 2000 Considerations

         Management has developed a plan to modify the Company's information technology to recognize the year 2000. The plan has three distinct areas of focus - traditional information systems, technology used in support areas, and preparedness of suppliers and customers.

         The initiative for traditional information systems started as far back as 1992 and has substantially completed all of the Company's operational systems (order entry, billing, sales, finished goods) and financial systems (payroll, human resources, accounts payable, accounts receivable, general ledger, fixed assets). Currently the Company is focused on the remaining systems that support the Company's manufacturing processes and plans to be substantially complete by May 1, 1999.

         The second area of focus has been an assessment of non-traditional information technology which includes the electronics in equipment such as telephone switches and manufacturing equipment. A plan, targeted to be substantially complete by May 1, 1999, has been formed to evaluate all these components at every location.

         The third area of focus is to communicate with suppliers and vendors to understand their level of compliance and assure a constant flow of materials to support business plans. Communication to date has shown a high level of awareness and planning by these parties.

         The plan is being administered by a team of internal staff and management and the cost of this initiative, principally represented by internal resources, is not expected to be material to the Company's results of operations or financial position. This project is not expected to have a significant effect on the Company's operations, though no assurance can be given in this regard.

                               ITEM 2. PROPERTIES


         The Company's headquarters are located in High Point, North Carolina, and the Company currently operates seventeen (17) manufacturing facilities and three (3) regional distribution facilities. The following is a summary of the Company's principal administrative, manufacturing and distribution facilities. The manufacturing facilities are organized by business unit.

                                                                                      Approx.
                                                                                    Total Area         Expiration
Location                                     Principal Use                          (Sq. Ft.)         of  Lease (1)
--------                                     -------------                          ----------        -------------
o     Headquarters and Distribution
       Centers:
       High Point, North Carolina            Corporate headquarters                    37,000             2015
       Burlington, North Carolina            Design Center                             30,000            Owned
       High Point, North Carolina            Regional distribution                     65,000             2008
       Los Angeles, California               Regional distribution                     33,000             2007
       Tupelo, Mississippi                   Regional distribution                     35,000             2002
o     Culp Textures:
       Graham, North Carolina                Manufacturing                            341,000            Owned
       Burlington, North Carolina            Manufacturing and distribution           302,000            Owned
       Pageland, South Carolina              Manufacturing                             96,000            Owned
       Burlington, North Carolina            Distribution and Yarn Warehouse          112,500            Owned
o     Rossville/Chromatex:
       Chattanooga, Tennessee                Manufacturing and distribution           290,000             2018
       West Hazleton, Pennsylvania           Manufacturing                            110,000             2013
       West Hazleton, Pennsylvania           Manufacturing and distribution           100,000             2008
o     Velvets/Prints:
        Burlington, North Carolina           Manufacturing and distribution           275,000             2021
        Lumberton, North Carolina            Manufacturing                            107,000            Owned
        Anderson, South Carolina             Manufacturing                             99,000            Owned
o     Culp Home Fashions:
       Stokesdale, North Carolina            Manufacturing and distribution           140,000            Owned
       St. Jerome, Quebec, Canada            Manufacturing and distribution           202,000            Owned
o     Phillips Mills:
       Monroe, North Carolina                Manufacturing                             70,000             2007
       Monroe, North Carolina                Manufacturing                             70,000             2004
       High Point, North Carolina            Sales, Design and Administration          12,000             2007
o     Artee Industries:
       Shelby, North Carolina                Manufacturing                            101,000            Owned
       Lincolnton, North Carolina            Manufacturing                             78,000            Owned
       Cherryville, North Carolina           Manufacturing                            135,000            Owned
       Wetumpka, Alabama                     Manufacturing                            145,000            Owned

------------
(1)   Includes all options to renew

                            ITEM 3. LEGAL PROCEEDINGS

                  There are no legal proceedings to which the Company, or its subsidiaries, is a party or of which any of their property is the subject that are required to be disclosed under this item.


                       ITEM 4. SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

                  There were no matters submitted to a vote of shareholders during the fourth quarter ended May 3, 1998.


                                    PART II

                   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON
                     STOCK AND RELATED STOCKHOLDER MATTERS

                  Information with respect to the market for the Company's common stock and related shareholder matters is included in the Company's Annual Report to Shareholders for the year ended May 3, 1998, in the Consolidated Statements of Shareholders' Equity (dividend information), in the Selected Quarterly Data under the caption "Stock Data," in the Selected Annual Data under the caption "Stock Data," in the Shareholder Information under the caption "Stock Listing" on the back cover page, which information is herein incorporated by reference.

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

         EXCEPT FOR SUCH PORTIONS OF THE COMPANY'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED MAY 3, 1998 THAT ARE EXPRESSLY INCORPORATED BY REFERENCE INTO THIS REPORT, SUCH REPORT IS NOT TO BE DEEMED FILED AS PART OF THIS FILING.

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  During the two years ended May 3, 1998 and any subsequent interim periods, there were no changes of accountants and/or disagreements on any matters of accounting principles or practices or financial statement disclosures.


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

                                    PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

a)       DOCUMENTS FILED AS PART OF THIS REPORT:

         1.       Consolidated Financial Statements

                  The following consolidated financial statements of Culp, Inc. and subsidiary from the Company's Annual Report to Shareholders for the year ended May 3, 1998, are incorporated by reference into this report.

                                                               Page of Annual
                                                                  Report to
                                                                Shareholders
Item                                                           [Exhibit 13(a)]

Consolidated Balance Sheets - May 3, 1998 and.......................  16
   April 27, 1997

Consolidated Statements of Income -
  for the years ended May 3, 1998,
  April 27, 1997 and April 28, 1996.................................  17

Consolidated Statements of Shareholders' Equity -
  for the years ended May 3, 1998,
  April 27, 1997 and April 28, 1996.................................  18

Consolidated Statements of Cash Flows -
  for the years ended May 3, 1998,
 April 27, 1997, and April 28, 1996 ................................  19

Consolidated Notes to Financial Statements..........................  20

Report of Independent Auditors .....................................  28


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

        10(e) Form of Severance Protection Agreement, dated September 21, 1989, was filed as Exhibit 10(f) to the Company's Form 10-K for the year ended April 29, 1990, filed on July 25, 1990, and is incorporated herein by reference. (*)

        10(f) Lease Agreement, dated January 19, 1990, with Phillips Interests, Inc. was filed as Exhibit 10(g) to the Company's Form 10-K for the year ended April 29, 1990, filed on July 25, 1990, and is incorporated herein by reference.

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

        10(i) Amendment and Restatement of the Employee's Retirement Builder Plan of the Company dated May 1, 1981 with amendments dated January 1, 1990 and January 8, 1990 were filed as Exhibit 10(p) to the Company's Form 10-K for the year ended May 3, 1992, filed on August 4, 1992, and is incorporated herein by reference. (*)

        10(j) First Amendment of Lease Agreement dated July 27, 1992 with Partnership 74 Associates was filed as Exhibit 10(n) to the Company's Form 10-K for the year ended May 2, 1993, filed on July 29, 1993, and is incorporated herein by reference.

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

       10(ll) Form of Note Purchase Agreement (providing for the issuance by Culp, Inc. of its $20 million 6.76% Series A Senior Notes due 3/15/08 and its $55 million 6.76% Series B Senior Notes due 3/15/10), each dated March 4, 1998, between Culp, Inc. and each of the following:
                        1. Connecticut General Life Insurance Company;
                        2. The Mutual Life Insurance Company of New York;
                        3. United of Omaha Life Insurance Company;
                        4. Mutual of Omaha Insurance Company;
                        5. The Prudential Insurance Company of America;
                        6. Allstate Life Insurance Company;
                        7. Life Insurance Company of North America; and
                        8. CIGNA Property and Casualty Insurance Company

       13(a) Copy of the Company's 1998 Annual Report to Shareholders, for the year ended May 3, 1998, furnished for information only except with respect to those portions incorporated by reference into this report.

       22               List of subsidiaries of the Company.

       24(a) Consent of Independent Public Auditors in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 33-13310, 33-37027, 33-80206, 33-62843,
                        and 333-27519), dated March 20, 1987, September 18, 1990, June 13, 1994, September 22, 1995, and May 21,
                        1997.

       25(a)            Power of Attorney of  Harry R. Culp, dated July 6, 1998

       25(b)            Power of Attorney of Howard L. Dunn, Jr., dated July 6,
                        1998

       25(c)            Power of Attorney of  Robert T. Davis,  dated July 6,
                        1998

       25(d)            Power of Attorney of Earl M. Honeycutt, dated July 3,
                        1998

       25(e)            Power of Attorney of  Patrick H. Norton, dated July 6,
                        1998

       25(f)            Power of Attorney of  Earl N. Phillips, Jr.,  dated July
                        5, 1998

       25(g)            Power of Attorney of Bland W. Worley, dated July 8, 1998

       25(h)            Power of Attorney of Franklin N. Saxon, dated July 8,
                        1998

       27               Financial Data Schedule

b)       Reports on Form 8-K:

         The Company filed the following report on Form 8-K during the quarter ended May 3, 1998:

         (1) Form 8-K dated February 18, 1998, included under Item 5, Other Events, included the Company's press release for quarterly earnings and the Financial Information Release relating to certain financial information for the quarter ended February 1, 1998.

c)       Exhibits:

         The exhibits to this Form 10-K are filed at the end of this Form 10-K immediately preceded by an index. A list of the exhibits begins on page 29 under the subheading "Exhibits Index".

d)       Financial Statement Schedules:

         See Item 14(a) (2)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of July, 1998.

            CULP, INC.
            By /s/  Robert G. Culp, III
                    ___________________
                    Robert G. Culp, III
                    Chairman and Chief Executive Officer)

            By: /s/ Phillip W. Wilson
                    ___________________
                    Phillip W. Wilson
                    (Vice President and Chief Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of July, 1998.

/s/      Robert G. Culp, III                     /s/      Franklin N. Saxon*
         ______________________                           __________________
         Robert G. Culp, III                              Franklin N. Saxon
         (Chairman of the                                 (Director)
         Board of Directors)

/s/      Earl N. Phillips, Jr.*                  /s/      Harry R. Culp*
         ______________________                           __________________
         Earl N. Phillips, Jr.                            Harry R. Culp
            (Director)                                      (Director)

/s/      Howard L. Dunn, Jr.*                    /s/      Robert T. Davis*
         ______________________                           __________________
         Howard L. Dunn, Jr.                              Robert T. Davis
            (Director)                                      (Director)

/s/      Earl M. Honeycutt*                      /s/      Bland W. Worley*
         ______________________                           __________________
         Earl M. Honeycutt                                Bland W. Worley
            (Director)                                      (Director)

/s/      Patrick H. Norton*
         ______________________
         Patrick H. Norton
            (Director)

* By Phillip W. Wilson, Attorney-in-Fact, pursuant to Powers of Attorney filed with the Securities and Exchange Commission.

                                 EXHIBITS INDEX
                                 --------------


Exhibit Number         Exhibit
--------------         -------

       10(ll) Form of Note Purchase Agreement (providing for the issuance by Culp, Inc. of its $20 million 6.76% Series A Senior Notes due 3/15/08 and its $55 million 6.76% Series B Senior Notes due 3/15/10), each dated March 4, 1998, between Culp, Inc. and each of the following:
                             1.   Connecticut General Life Insurance Company;
                             2.   The Mutual Life Insurance Company of New York;
                             3.   United of Omaha Life Insurance Company;
                             4.   Mutual of Omaha Insurance Company;
                             5.   The Prudential Insurance Company of  America;
                             6.   Allstate Life Insurance Company;
                             7.   Life Insurance Company of North America;  and
                             8.   CIGNA Property and Casualty Insurance Company

       13(a) Copy of the Company's 1998 Annual Report to Shareholders, for the year ended May 3, 1998, furnished for information only except with respect to those portions incorporated by reference into this report.

       22              List of subsidiaries of the Company.

       24(a) Consent of Independent Public Auditors in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 33-13310, 33-37027, 33-80206, 33-62843, and
                       333-27519), dated March 20, 1987, September 18, 1990,
                       June 13, 1994, September 22, 1995, and May 21, 1997.

       25(a)           Power of Attorney of  Harry R. Culp, dated July 6, 1998

       25(b)           Power of Attorney of Howard L. Dunn, Jr., dated July 6,
                       1998

       25(c)           Power of Attorney of  Robert T. Davis,  dated July 6,
                       1998

       25(d)           Power of Attorney of Earl M. Honeycutt, dated July 3,
                       1998

       25(e)           Power of Attorney of  Patrick H. Norton, dated July 6,
                       1998

       25(f)           Power of Attorney of  Earl N. Phillips, Jr.,  dated July
                       5, 1998

       25(g)           Power of Attorney of Bland W. Worley, dated July 8, 1998

       25(h)           Power of Attorney of Franklin N. Saxon, dated July 8,
                       1998