Form 10-Q
period 1998-08-02
CULP INC
filed 1998-09-16
CIK 723603

--------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 2, 1998

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

                                YES X    NO


           Common shares outstanding at August 2, 1998:  12,995,021
                                Par Value: $.05

                           INDEX TO FORM 10-Q
                      For the period ended August 2, 1998

Part I -  Financial Information.
                                                                           Page
------------------------------------------

Item 1.    Unaudited Interim Consolidated Financial Statements:

Consolidated Statements of Income (Loss)--Three Months Ended                I-1
     August 2, 1998 and August 3, 1997

Consolidated Balance Sheets-August 2, 1998, August 3, 1997 and May 3, 1998  I-2

Consolidated Statements of Cash Flows---Three Months Ended August 2, 1998   I-3
     and August 3, 1997

Consolidated Statements of Shareholders' Equity                             I-4

Notes to Consolidated Financial Statements                                  I-5

Sales by Product Category/Business Unit                                     I-10

International Sales by Geographic Area                                      I-11

Item 2.   Management's Discussion and Analysis of Financial                 I-12
Condition and Results of Operations



Part II - Other Information
-------------------------------------

Item 6.   Exhibits and Reports on Form 8-K                             II-1-II-7

Signature                                                                  II-8

Item 1. Financial Statements

                                   CULP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME (LOSS)
               FOR THREE MONTHS ENDED AUGUST 2, 1998 AND AUGUST 3, 1997

                   (Amounts in Thousands, Except for Per Share Data)

                                              THREE MONTHS ENDED (UNAUDITED)
                                  --------------------------------------------------------

                                        Amounts                         Percent of Sales
                                  ---------------------                --------------------
                                 August 2,   August 3,   % Over
                                     1998       1997      (Under)        1999       1998
                                  ---------  ---------- ----------     ---------  ---------

Net sales                      $   110,667      99,498     11.2  %       100.0 %    100.0 %
Cost of sales                       97,056      82,765     17.3  %        87.7 %     83.2 %
                                  ---------  ---------- ----------     ---------  ---------
    Gross profit                    13,611      16,733    (18.7) %        12.3 %     16.8 %

Selling, general and
  administrative expenses           14,473      10,916     32.6  %        13.1 %     11.0 %
                                  ---------  ---------- ----------     ---------  ---------
    Income (loss) from operations     (862)      5,817   (114.8) %        (0.8)%      5.8 %


Interest expense                     2,361       1,280     84.5  %         2.1 %      1.3 %
Interest income                        (53)        (90)   (41.1) %        (0.0)%     (0.1)%
Other expense (income), net            770         242    218.2  %         0.7 %      0.2 %
                                  ---------  ---------- ----------     ---------  ---------
      Income (loss) before
         income taxes               (3,940)      4,385   (189.9) %        (3.6)%      4.4 %

Income taxes  *                     (1,300)      1,535   (184.7) %        33.0 %     35.0 %
                                  ---------  ---------- ----------     ---------  ---------
      Net income (loss)       $     (2,640)      2,850   (192.6) %        (2.4)%      2.9 %
                                  =========  ========== ==========     =========  =========

Net income (loss) per share         ($0.20)      $0.23   (187.0) %
Net income (loss) per share,
  assuming dilution                 ($0.20)      $0.22   (190.9) %
Dividends per share                $0.0350     $0.0350      0.0  %
Average shares outstanding          13,000      12,631      2.9  %
Average shares outstanding,
  assuming dilution                 13,203      12,929      2.1  %



* Percent of sales column is calculated as a % of income (loss) before income taxes.

                                   CULP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 AUGUST 2, 1998, AUGUST 3, 1997 AND MAY 3, 1998
                                    Unaudited
                             (Amounts in Thousands)

                                           Amounts                 Increase
                                  ---------------------------
                                   August 2,     August 3,        (Decrease)          *
                                                             ----------------------  May 3,
                                      1998         1997       Dollars     Percent     1998
                                  -------------  ----------  ----------   ---------  -------
Current assets
     Cash and cash investments  $        1,520       1,843         (323)   (17.5) %    2,312
     Accounts receivable                63,833      54,086        9,747     18.0  %   73,773
     Inventories                        79,358      60,715       18,643     30.7  %   78,594
     Other current assets                7,511       6,126        1,385     22.6  %    7,808
                                  -------------  ----------  ----------   ---------  -------
         Total current assets          152,222     122,770       29,452     24.0  %  162,487


Restricted investments                   4,074       8,186      (4,112)    (50.2) %    4,021
Property, plant & equipment, net       127,287      97,128      30,159      31.1  %  128,805
Goodwill                                54,798      22,111      32,687     147.8  %   55,162
Other assets                             4,317       3,124       1,193      38.2  %    4,340
                                  -------------  ----------  ----------   ---------  -------

         Total assets           $      342,698     253,319      89,379      35.3  %  354,815
                                  =============  ==========  ==========   =========  =======



Current liabilities
     Current maturities of
          long-term debt        $        3,250         100       3,150    3,150.0 %    3,325
     Accounts payable                   31,710      20,154      11,556       57.3 %   37,214
     Accrued expenses                   13,856      11,972       1,884       15.7 %   17,936
     Income taxes payable                    0       1,575      (1,575)    (100.0)%    1,282
                                  -------------  ----------  ----------   ---------  -------
         Total current liabilities      48,816      33,801      15,015      44.4  %   59,757


Long-term debt                         154,383      96,016      58,367      60.8  %  152,312


Deferred income taxes                   11,227       9,965       1,262      12.7  %   11,227
                                  -------------  ----------  ----------   ---------  -------
         Total liabilities             214,426     139,782      74,644      53.4  %  223,296

Shareholders' equity                   128,272     113,537      14,735      13.0  %  131,519
                                  -------------  ----------  ----------   ---------  -------

         Total liabilities and
            shareholders' equity $     342,698     253,319      89,379      35.3  %  354,815
                                  =============  ==========  ==========   =========  =======

Shares outstanding                      12,995      12,650         345       2.7  %   13,007
                                  =============  ==========  ==========   =========  =======


* Derived from audited financial statements.

                                   CULP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED AUGUST 2, 1998 AND AUGUST 3, 1997
                                    Unaudited
                             (Amounts in Thousands)


                                                           THREE MONTHS ENDED
                                                        ------------------------

                                                                   Amounts
                                                         ----------------------
                                                          August 2,   August 3,
                                                             1998       1997
                                                         ----------- ----------

Cash flows from operating activities:
    Net income (loss)                                   $     (2,640)     2,850
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation                                          4,376      3,256
         Amortization of intangible assets                       398        181
         Changes in assets and liabilities:
           Accounts receivable                                 9,940      2,605
           Inventories                                          (764)    (7,252)
           Other current assets                                  297       (676)
           Other assets                                          (11)      (147)
           Accounts payable                                   (3,017)    (5,852)
           Accrued expenses                                   (4,080)    (2,923)
           Income taxes payable                               (1,282)        (5)
                                                            --------- ----------
        Net cash provided by (used in) operating activities    3,217     (7,963)
                                                            --------- ----------
Cash flows from investing activities:
    Capital expenditures                                      (2,858)    (9,153)
    Purchases of restricted investments                          (53)    (8,590)
    Sale of restricted investments                                 0     11,422
                                                          ----------- ----------
        Net cash used in investing activities                 (2,911)    (6,321)
                                                          ----------- ----------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt                   2,071     19,500
    Principal payments on long-term debt                         (75)       (25)
    Change in accounts payable-capital expenditures           (2,487)    (3,897)
    Dividends paid                                              (455)      (443)
    Common stock issued (purchased)                             (152)       162
                                                          ----------- ----------
        Net cash provided by (used in)financing activities    (1,098)    15,297
                                                          ----------- ----------

Increase (decrease) in cash and cash investments                (792)     1,013

Cash and cash investments at beginning of period               2,312        830
                                                          ----------- ----------

Cash and cash investments at end of period               $     1,520      1,843
                                                          =========== ==========

                                     CULP, INC.
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    (Unaudited)

(Dollars in thousands, except per share data)

                                                                Capital
                                         Common Stock         Contributed                       Total
                                    ----------------------     in Excess        Retained    Shareholders'
                                        Shares     Amount     of Par Value      Earnings        Equity
 --------------------------------------------------------------------------------------------------------
Balance, April 27, 1997                12,608,759   $  630    $     33,899      $ 76,260    $    110,789
    Cash dividends ($0.14 per share)                                              (1,786)         (1,786)
    Net income                                                                    15,513          15,513
    Common stock issued in connection
       with stock option plans            114,051        6             997                         1,003
    Common stock issued in connection
       with acquisition of Artee
       Industries,Incorporated's assets   284,211       14           5,386                         5,400
    Stock options issued in connection
       with acquisition of Phillips' assets                             600                           600
--------------------------------------------------------------------------------------------------------
Balance, May 3, 1998                   13,007,021      650          40,882        89,987         131,519
    Cash dividends ($0.035 per share)                                               (455)           (455)
    Net loss                                                                      (2,640)         (2,640)
    Common stock issued in connection
       with stock option plans              1,000                        8                             8
    Common stock purchased                (13,000)                     (41)         (119)           (160)
--------------------------------------------------------------------------------------------------------
Balance, August 2, 1998                12,995,021   $ 650     $     40,849      $ 86,773    $    128,272
========================================================================================================

                                    Culp, Inc.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiary, include all adjustments, consisting only of normal, recurring adjustments and accruals, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are incorporated by reference in the company's annual report on Form 10-K filed with the Securities and Exchange Commission on July 31, 1998 for the fiscal year ended May 3, 1998. The three-month period ended August 2, 1998 includes the results of Phillips, Wetumpka and Artee which were acquired on August 5, 1997, December 30, 1997 and February 2, 1998, respectively.
================================================================================


2.  Accounts Receivable

      A summary of accounts receivable follows (dollars in thousands):

--------------------------------------------------------------------------------
                                                August 2, 1998      May 3, 1998
--------------------------------------------------------------------------------

Customers                                       $   65,295        $   75,695
Allowance for doubtful accounts                       (816)           (1,244)
Reserve for returns and allowances                    (646)             (678)
--------------------------------------------------------------------------------

                                                $   63,833        $   73,773
================================================================================

3.  Inventories

     Inventories are carried at the lower of cost or market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

   A summary of inventories follows (dollars in thousands):

--------------------------------------------------------------------------------

                                                August 2, 1998      May 3, 1998
--------------------------------------------------------------------------------

Raw materials                                     $    47,829       $    45,319
Work-in-process                                         6,395             6,608
Finished goods                                         30,527            31,017
--------------------------------------------------------------------------------

Total inventories valued at FIFO cost                  84,751            82,944
Adjustments of certain inventories to the
    LIFO cost method                                   (2,364)           (2,364)
Adjustments of certain inventories to market           (3,029)           (1,986)
--------------------------------------------------------------------------------
                                                   $   79,358        $   78,594
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

5.     Accounts Payable

   A summary of accounts payable follows (dollars in thousands):
--------------------------------------------------------------------------------

                                              August 2, 1998       May 3, 1998
--------------------------------------------------------------------------------

Accounts payable-trade                          $    31,323         $   34,340
Accounts payable-capital expenditures                   387              2,874
--------------------------------------------------------------------------------
                                                $    31,710          $  37,214
  ==============================================================================

6.  Accrued Expenses

   A summary of accrued expenses follows (dollars in thousands):
--------------------------------------------------------------------------------

                                                August 2, 1998      May 3, 1998
--------------------------------------------------------------------------------

Compensation and benefits                        $      8,819        $   12,212
Other                                                   5,037             5,724
--------------------------------------------------------------------------------
                                                 $     13,856        $   17,936
================================================================================

7.  Long-Term Debt

   A summary of long-term debt follows (dollars in thousands):
--------------------------------------------------------------------------------

                                                August 2, 1998       May 3, 1998
--------------------------------------------------------------------------------

Senior unsecured notes                           $      75,000     $     75,000
Industrial revenue bonds and other obligations          34,712           34,787
Revolving credit facility                               36,000           30,000
Revolving line of credit                                 2,071            6,000
Obligations to sellers                                   9,850            9,850
--------------------------------------------------------------------------------
                                                       157,633          155,637
Less current maturities                                 (3,250)          (3,325)
--------------------------------------------------------------------------------
                                                 $     154,383      $   152,312

================================================================================


     On April 2, 1998, the company completed the sale of $75,000,000 of senior unsecured notes (the "Notes") in a private placement to insurance companies. The Notes have a fixed coupon rate of 6.76% and an average term of 10 years. The principal payments become due from March 2006 to March 2010 with interest payable semi-annually.

     The company's revolving credit agreement (the "Credit Agreement") provides an unsecured multi-currency revolving credit facility, which expires in April 2002, with a syndicate of banks in the United States. The Credit Agreement provides for a revolving loan commitment of $88,000,000. The agreement requires payment of a quarterly facility fee in advance.

     The company's $6,000,000 revolving line of credit expires on August 31, 1999. However, the line of credit will automatically be extended for an additional three-month period on each November 30, February 28, May 31 and August 31 unless the bank notifies the company that the line of credit will not be extended.

     The industrial revenue bonds (IRBs) are generally due in balloon maturities which occur at various dates from 2006 to 2013. The IRBs are collateralized by restricted investments of $4,074,000 and letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder.

     The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At August 2, 1998, the company was in compliance with these required financial covenants.

     At August 2, 1998, the company had three interest rate swap agreements with a bank in order to reduce its exposure to floating interest rates on a portion of its variable rate borrowings. The following table summarizes certain data regarding the interest rate swaps:

            notational amount       interest rate                expiration date
            $15,000,000                      7.3%                   April 2000
            $ 5,000,000                      6.9%                   June 2002
            $ 5,000,000                      6.6%                   July 2002

     The estimated amount at which the company could terminate these agreements as of August 2, 1998 is approximately $459,000. Net amounts paid under these agreements increased interest expense by approximately $59,000 in 1999 and $60,000 in 1998. Management believes the risk of incurring losses resulting from the inability of the bank to fulfill its obligation under the interest rate swap agreements to be remote and that any losses incurred would be immaterial.

8. Cash Flow Information

     Payments for interest and income taxes during the period were (dollars in thousands)

--------------------------------------------------------------------------------
                                                            1999        1998
--------------------------------------------------------------------------------
 .
Interest                                                 $  1,231     $ 1,231
Income taxes                                                1,637         445
================================================================================


9. Foreign Exchange Forward Contracts

     The company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firm commitments to purchase certain machinery and equipment and raw materials and certain anticipated Canadian dollar expenses of the company's Canadian subsidiary. The company had no outstanding foreign exchange forward and option contracts as of August 2, 1998.


10. Net Income (Loss) Per Share

     The following table reconciles the numerators and denominators of net income (loss) per share and net income (loss) per share, assuming dilution for the three-month periods ended August 2, 1998 and August 3, 1997:


                                                    THREE MONTHS ENDED
                           ----------------------------------------------------------------------
                                    August 2, 1998                        August 3, 1997
                           ---------------------------------   ----------------------------------

(Amounts in thousands,       (Loss)      Shares      Per Share      Income      Shares       Per Share
except per share data)     (Numerator) (Denominator)  Amount      (Numerator)  (Denominator)   Amount
                           -----------  ----------   ---------    -----------  ------------    --------

Net income (loss)
    per share                ($2,640)     13,000     ($0.20)       $2,850        12,631         $0.23
                                                    =========                                 ========

Effect of dilutive
    securities:
       Options                 -             203                  -                 298
                           -----------  ----------               -----------   ----------

Net income (loss) per share,
     assuming dilution       ($2,640)     13,203     ($0.20)       $2,850        12,929         $0.22
                           ===========  ==========  =========     ===========  ==========     ========





11.   New Accounting Standards


     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," effective for periods beginning after December 15, 1997. The purpose of this standard is to disclose disaggregated information which provides information about the operating segments an enterprise engages in, consistent with the way management reviews financial information to make decisions about the enterprise's operating matters. The company will comply with the requirements of this standard for fiscal year end 1999.

     In June 1998,  SFAS No. 133,  "Accounting  for Derivative  Instruments  and
Hedging Activities" was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 are effective for financial statements beginning after June 15, 1999, although early adoption is allowed. The company has not determined the financial impact of adopting this SFAS and has not determined if it will adopt its provisions prior to its effective date.




                                   CULP, INC.
                   SALES BY PRODUCT CATEGORY/BUSINESS UNIT
          FOR THREE MONTHS ENDED AUGUST 2, 1998 AND AUGUST 3, 1997


                           (Amounts in thousands)

                                       THREE MONTHS ENDED (UNAUDITED)
                             ---------------------------------------------------

                                  Amounts                     Percent of Total
                                                                  Sales
                             ------------------              -------------------
                            August 2, August 3,   % Over
                              1998      1997      (Under)    1999      1998
Product Category/Business Unit
-------------------------    --------  --------  ----------  --------  ---------

Upholstery Fabrics
    Culp Decorative Fabrics $  51,445    39,814    29.2 %     46.5 %     40.0 %
    Culp Velvets/Prints        29,994    38,397   (21.9)%     27.1 %     38.6 %
                             --------  --------  ----------  --------  ---------
                               81,439    78,211     4.1 %     73.6 %     78.6 %

Mattress Ticking
    Culp Home Fashions         22,632    21,287     6.3 %     20.5 %     21.4 %

Yarn
    Culp Yarn                   6,596         0   100.0 %      6.0 %      0.0 %
                             --------  --------  ----------  --------  ---------

                          * $ 110,667    99,498    11.2 %     100.0%    100.0 %
                             ========  ========  ==========  ========  =========



* U.S.  sales were $84,310 and $74,407 for the first three months of fiscal 1999 and fiscal 1998, respectively. The percentage increase in U.S. sales was 13.3% for the three months.






                                   CULP, INC.
                     INTERNATIONAL SALES BY GEOGRAPHIC AREA
            FOR THREE MONTHS ENDED AUGUST 2, 1998 AND AUGUST 3, 1997


                             (Amounts in thousands)

                                       THREE MONTHS ENDED (UNAUDITED)
                         -------------------------------------------------------

                                 Amounts                       Percent of Total
                                                                   Sales
                         ---------------------             ---------------------
                           August 2,   August      % Over
                                          3,
   Geographic Area           1998        1997     (Under)     1999       1998
-----------------------  ----------  ---------  ---------  ---------   ---------
North America
 (Excluding USA)       $     7,253      7,044     3.0 %       27.5 %     28.1 %
Europe                       3,683      4,440   (17.0)%       14.0 %     17.7 %
Middle East                  8,300      6,564    26.4 %       31.5 %     26.2 %
Far East & Asia              4,868      5,464   (10.9)%       18.5 %     21.8 %
South America                1,000        339   195.0 %        3.8 %      1.4 %
All other areas              1,253      1,240     1.0 %        4.8 %      4.9 %
                         ----------  ---------  ---------  ---------   ---------

                       $    26,357     25,091     5.0 %      100.0 %    100.0 %
                         ==========  =========  =========  =========   =========



International sales, and the percentage of total sales, for each of the last seven fiscal years follows: fiscal 1992-$ 37,913 (20%); fiscal 1993-$ 41,471 (21%); fiscal 1994-$ 44,038 (18%); fiscal 1995-$ 57,971 (19%); fiscal 1996-
$77,397 (22%);  fiscal 1997-$  101,571  (25%);  and fiscal 1998-$ 137,223 (29%).
International sales for the current quarter represented 23.8% and 25.2% for 1999 and 1998, respectively.

Certain amounts for fiscal year 1998 have been reclassified to conform with the fiscal year 1999 presentation.

              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations
Item 2.

     The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

Overview

     For the three months ended August 2, 1998, net sales rose 11.2% to $110.7 million compared with $99.5 million in the year-earlier period. The net loss for the quarter totaled ($2.6) million, or ($0.20) per share, compared with net income of $2.9 million, or $0.23 per share, for the first quarter of fiscal 1998. Sales increased due to sales of $15.7 million from Phillips Mills and Artee, which were acquired in fiscal 1998, offset by a decline in sales of certain products for the Culp Velvets/Prints division that are primarily marketed internationally. During the quarter, demand for Culp Velvets/Prints products being shipped directly or indirectly into the emerging markets of Russia and other former Soviet countries, India and Eastern Europe experienced a pronounced slowdown. All of these areas are generally experiencing very weak economic conditions which, in turn, have affected demand for furniture and other home furnishings. This decline in international sales was offset by increased sales of other products into other regions, principally the Middle East, and from international sales related to Phillips Mills. Excluding the contribution from acquired operations, sales of upholstery fabrics to US-based manufacturers were down 5.5% for the quarter from a year ago. This portion of the company's business has been generally soft throughout fiscal 1998 and into the beginning of fiscal 1999. Demand for the company's products is dependent on the various factors which affect consumer purchases of upholstered furniture and bedding including housing starts and sales of existing homes, the level of consumer confidence, prevailing interest rates for home mortgages and the availability of consumer credit.

     Three Months Ended August 2, 1998 Compared with Three Months Ended August 3, 1997

     Net Sales. Net sales for the first quarter increased by $11.2 million, or 11.2%, compared with the year-earlier period. The company's sales of upholstery fabrics increased $3.2 million, or 4.1%, compared with the prior year. Phillips Mills, which was acquired on August 5, 1997, contributed $9.1 million in incremental net sales for the quarter. The decline in net sales, excluding that incremental contribution, was due primarily to the results of Culp
Velvets/Prints, which has experienced a material slowdown in international shipments, especially to areas such as Russia which have encountered significant economic difficulties. Sales from the Culp Decorative Fabrics business unit were up slightly from a year ago excluding the benefit of Phillips Mills. Sales from the Culp Home Fashions unit, which principally consists of mattress ticking and bedding products, rose 6.3% from a year ago. International sales, consisting primarily of upholstery fabrics, increased to $26.4 million, up 5.0% from a year ago. International shipments accounted for 23.8% of the company's sales for the first quarter, down from 25.2% a year ago. During the first quarter, demand for fabrics marketed by Culp Velvets/Prints slowed markedly in certain international regions that had been primary export areas for the company. This slowdown, which the company believes is industry-wide and linked to economic difficulties in these areas, is expected to affect the company's results into the second half of fiscal 1999.

     Gross Profit and Cost of Sales. Gross profit for the first quarter decreased by $3.1 million and amounted to 12.3% of net sales compared with 16.8% a year ago. The company was affected by an under absorption of fixed costs as a result of the decline in sales in certain business units, especially in those product categories where international sales represented a significant portion of sales. Competitive pressures were also responsible for lower margins in other product categories. The year-to-year comparisons were influenced by having one less week in the period versus a year ago. The cost of raw materials continues to remain relatively stable. The significant slowdown in international sales of certain fabrics, combined with other competitive issues, will likely lead to lower gross profit compared with the prior year into the second half of fiscal 1999.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased as a percentage of net sales to 13.1% compared with 11.0% a year ago. As noted above, the company was affected by less than expected sales in certain product categories. Compared with a year ago, the company is incurring higher expenses related to expanded resources for designing and sampling fabrics with new patterns and textures and higher costs for marketing programs.

     Interest Expense. Net interest expense for the first quarter of $2.3 million was up from $1.2 million a year ago due principally to borrowings related to the acquisitions of Phillips Mills and Artee. The company has also incurred higher borrowings from a year ago to finance capital expenditures and additional working capital requirements.

     Other Expense. Other expense increased to $770,000 for the first quarter compared with $242,000 for the year-earlier period, principally due to the amortization of goodwill associated with the acquisitions of Phillips Mills and Artee and to the writeoff of certain fixed assets.


     Income Taxes. The effective tax rate for the first quarter was 33.0% compared with 35.0% in the year-earlier period.

     Net Income (Loss) Per Share. The net loss per share for the first quarter totaled ($0.20) compared with net income per share of $0.23 a year ago.

Liquidity and Capital Resources

     Liquidity. Cash and cash investments were $1.5 million as of August 2, 1998, compared with $2.3 million at the end of fiscal 1998. Funded debt
(long-term debt, including current maturities, less restricted investments) increased to $153.6 million at the close of the first quarter, up from $87.9 million as of August 3, 1997 and $151.6 million at the end of fiscal 1998. As a percentage of total capital (funded debt plus total shareholders' equity), the company's borrowings amounted to 54.5% as of August 2, 1998, compared with 43.6% as of August 3, 1997 and 53.5% at the end of fiscal 1998. The company's working capital as of August 2, 1998 was $103.4 million compared with $102.7 million at the close of fiscal 1998.

     Because of seasonal factors, the company typically generates the majority of its cash from operating activities during the second fiscal half. Cash of $3.2 million was provided by operating activities during the first quarter, consisting of $2.1 million from earnings (net loss plus depreciation and amortization) and $1.1 million from changes in working capital. Capital expenditures during the first quarter totaled $2.9 million. Financing activities used $1.1 million in cash, consisting of a $2.5 million decrease in accounts payable-capital expenditures, $0.5 million of dividends paid, $0.2 million for purchase of common stock, and offset by $2.1 million in proceeds from issuance of long-term debt.

     Financing Arrangements. As of August 2, 1998, the company had outstanding balances of $36 million under a $88 million syndicated five-year, unsecured, multi-currency revolving credit facility. The company also has $75 million of senior unsecured notes ("Notes") with insurance companies. The Notes have a fixed coupon rate of 6.76% and an average term of 10 years. In addition, the company has a total of $34.7 million in outstanding industrial revenue bonds ("IRBs") which have been used to finance capital expenditures. The IRBs are collateralized by restricted investments of $4.1 million as of August 2, 1998 and letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder.


     In July 1998, the company amended the syndicated revolving credit facility to decrease the facility from $100 million to $88 million and amend certain covenants. As of August 2, 1998, the company was in compliance with the required financial covenants of its loan agreements. If the company experiences continued losses or substantially lower earnings compared to prior comparable periods, the financial results could cause the company to be out of compliance with the financial covenants under its revolving credit facility. The company intends to work with its lenders under the revolving credit facility in order to amend covenants or make other arrangements to prevent a default from occurring under this facility.

     As of August 2, 1998, the company had three interest rate swap agreements to reduce its exposure to floating interest rates on a $25 million notional amount. The effect of these contracts is to "fix" the interest rate payable on $25 million of the company's bank borrowings at a weighted average rate of 7.1%. The company also enters into foreign exchange forward and option contracts to hedge against currency fluctuations with respect to firm commitments to purchase certain machinery, equipment, raw materials and certain anticipated Canadian dollar expenses of the company's Canadian subsidiary.

     Capital Expenditures. The company maintains an ongoing program of capital expenditures designed to increase capacity as needed, enhance manufacturing efficiencies through modernization and increase the company's vertical integration. The company anticipates spending $10-$15 million in fiscal 1999. The company believes that cash flows from operations and funds available under existing credit facilities will be sufficient to fund capital expenditures and working capital requirements for the foreseeable future.

Seasonality

     The company's business is slightly seasonal, with increased sales during the company's second and fourth fiscal quarters. This seasonality results from one-week closings of the company's manufacturing facilities, and the facilities of most of its customers in the United States, during the first and third quarters for the holiday weeks including July 4th and Christmas.



New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," effective for periods beginning after December 15, 1997. The purpose of this standard is to disclose disaggregated information which provides information about the operating segments an enterprise engages in, consistent with the way management reviews financial information to make decisions about the enterprise's operating matters. The company will comply with the requirements of this standard for fiscal year end 1999.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 are effective for financial statements beginning after June 15, 1999, although early adoption is allowed. The company has not determined the financial impact of adopting this SFAS and has not determined if it will adopt its provisions prior to its effective date.

Year 2000 Considerations

     Management has developed a plan to modify the company's information technology to recognize the year 2000. The plan has three distinct areas of focus - traditional information systems, technology used in support areas, and preparedness of suppliers and customers.

     The initiative for traditional information systems started as far back as 1992 and has substantially completed the assessment, required changes and testing of the company's operational systems (order entry, billing, sales, finished goods) and financial systems (payroll, human resources, accounts payable, accounts receivable, general ledger, fixed assets). Currently the company is focused on the remaining systems that support the company's manufacturing processes and plans to be substantially complete by May 1, 1999.

     The second area of focus has been an assessment of non-traditional information technology which includes the electronics in equipment such as telephone switches and manufacturing equipment. A plan, targeted to be substantially complete by December 31, 1998, has been formed to evaluate all these components at every location, to be followed during 1999 with installation and testing of required changes.

     The third area of focus is to communicate with suppliers and vendors to understand their level of compliance and assure a constant flow of materials to support business plans. Communication to date has shown a high level of awareness and planning by these parties.

     Formal contingency plans will not be formulated until the company has identified specific areas where there is a substantial risk of year 2000 problems occurring, and no such areas are identified as of this date.

     The plan is being administered by a team of internal staff and management and the cost of this initiative, principally represented by internal resources, is not expected to be material to the company's results of operations or financial position. This project is not expected to have a significant effect on the company's operations, though no assurance can be given in this regard.


Forward-Looking Information

     The company's quarterly report on Form 10-Q contains statements that could be deemed "forward-looking statements," within the meaning of the federal securities laws. Such statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by qualifying words such as "expect," "believe," "estimate," "plan" and "project" and their derivatives. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income and general economic conditions. Decreases in these economic indicators could have a negative effect on the company's business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely. In addition, strengthening of the U.S. dollar against other currencies could make the company's products less competitive on the basis of price in markets outside the United States, and economic and political instability in international areas could affect the demand for the company's products.

                                   Culp, Inc.

Part II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

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

     10(ll) Form of Note Purchase Agreement (providing for the issuance by Culp, Inc. of its $20 million 6.76% Series A Senior Notes due 3/15/08 and its $55 million 6.76% Series B Senior Notes due 3/15/10), each dated March 4, 1998, between Culp, Inc. and each of the following:
                1.  Connecticut General Life Insurance Company;
                2.  The Mutual Life Insurance Company of New York;
                3.  United of Omaha Life Insurance Company;
                4.  Mutual of Omaha Insurance Company;
                5.  The Prudential Insurance Company of  America;
                6.  Allstate Life Insurance Company;
                7.  Life Insurance Company of North America;  and
                8. CIGNA Property and Casualty Insurance Company This agreement was filed as Exhibit 10(ll) to the Company's Form 10-K for the year ended May 3, 1998, and is incorporated herein by reference.

     10(mm) First Amendment to Credit Agreement dated July 22, 1998 among Culp, Inc., Wachovia Bank, N.A., as agent, First Union National Bank, as documentation agent, and Wachovia Bank, N.A.,
                First  Union   National   Bank,   SunTrust   Bank,
                Atlanta,      and      Cooperatieve       Centrale
                Raiffeisen-Boerenleeenbank      B.A.,     Rabobank
                Nederland, New York Branch.

   27          Financial Data Schedule

(b)  Reports on Form 8-K:

The following report on Form 8-K was filed during the period covered by this report:

               (1) Form 8-K dated August 20, 1998, included under Item 5, Other Events, disclosure of the Company's press release for quarterly earnings and the Company's Financial Information Release relating to the financial information for the first quarter ended August 2, 1998.


                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CULP, INC.
                                    (Registrant)


Date:   September 16, 1998      By:  s/s  Phillip W. Wilson
                                          Phillip W. Wilson
                                          Vice  President  and  Chief
                                          Financial and Accounting Officer

                                          (Authorized to sign on behalf
                                          of  the  registrant  and  also
                                          signing  as  principal  financial
                                          officer)