Form 10-Q
period 1998-11-01
CULP INC
filed 1998-12-16
CIK 723603

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 1, 1998

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

                                YES X    NO


          Common shares outstanding at November 1, 1998:  12,995,021
                                Par Value: $.05

                           INDEX TO FORM 10-Q
                 For the period ended November 1, 1998

Part I -  Financial Information.
                                                                          Page
-------------------------------------------------

Item 1.    Unaudited Interim Consolidated Financial Statements:

Consolidated Statements of Income (Loss)--Three and Six Months Ended
     November 1, 1998 and November 2, 1997                                 I-1

Consolidated Balance Sheets-November 1, 1998, November 2, 1997
     and May 3, 1998                                                       I-2

Consolidated  Statements of Cash  Flows---Six  Months Ended
     November 1, 1998 and November 2, 1997                                 I-3

Consolidated Statements of Shareholders' Equity                            I-4

Notes to Consolidated Financial Statements                                 I-5

Sales by Product Category/Business Unit                                    I-10

International Sales by Geographic Area                                     I-11

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            I-12

------------------------------------------------------------------------------

Part II - Other Information

Item 4 --Submission of Matters to a Vote of Security Holders               II-1

Item 6.   Exhibits and Reports on Form 8-K                                 II-1

Signature                                                                  II-9

                                   CULP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
 FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 1, 1998 AND NOVEMBER 2, 1997

                (Amounts in Thousands, Except for Per Share Data)

                                                                      THREE MONTHS ENDED (UNAUDITED)
                                             ---------------------------------------------------------------------------------

                                                        Amounts                                          Percent of Sales
                                             -------------------------------                       -----------------------------
                                              November 1,     November 2,        % Over
                                                 1998             1997          (Under)               1999            1998
                                             --------------  ---------------  -------------        --------------  -------------

Net sales                                 $        128,159          122,926         4.3  %               100.0  %         100.0  %
Cost of sales                                      107,685          100,191         7.5  %                84.0  %          81.5  %
                                             --------------  ---------------  -------------        --------------    -------------
         Gross profit                               20,474           22,735        (9.9) %                16.0  %          18.5  %

Selling, general and
  administrative expenses                           15,474           13,632        13.5  %                12.1  %          11.1  %
                                             --------------  ---------------  -------------        --------------    -------------
         Income from operations                      5,000            9,103       (45.1) %                 3.9  %           7.4  %

Interest expense                                     2,464            1,820        35.4  %                 1.9  %           1.5  %
Interest income                                        (19)             (72)      (73.6) %                (0.0) %          (0.1) %
Other expense (income), net                            604              425        42.1  %                 0.5  %           0.3  %
                                             --------------  ---------------  -------------        --------------    -------------
         Income before income taxes                  1,951            6,930       (71.8) %                 1.5  %           5.6  %

Income taxes  *                                        644            2,425       (73.4) %                33.0  %          35.0  %
                                             --------------  ---------------  -------------        --------------    -------------
         Net income                       $          1,307            4,505       (71.0) %                 1.0  %           3.7  %
                                             ==============  ===============  =============        ==============    =============

Net income per share                                 $0.10            $0.36       (72.2) %
Net income per share, assuming dilution              $0.10            $0.35       (71.4) %
Dividends per share                                 $0.035           $0.035         0.0  %
Average shares outstanding                          12,995           12,668         2.6  %
Average shares outstanding, assuming dilution       13,120           12,980         1.1  %



                                                                       SIX MONTHS ENDED (UNAUDITED)
                                             ---------------------------------------------------------------------------------

                                                        Amounts                                          Percent of Sales
                                             -------------------------------                       -----------------------------
                                              November 1,     November 2,        % Over
                                                 1998             1997          (Under)               1999            1998
                                             --------------  ---------------  -------------        --------------  ----------

Net sales                                 $        238,826          222,424          7.4  %              100.0  %      100.0  %
Cost of sales                                      204,741          182,956         11.9  %               85.7  %       82.3  %
                                             --------------  ---------------  -------------        --------------  ------------
         Gross profit                               34,085           39,468        (13.6) %               14.3  %       17.7  %

Selling, general and
  administrative expenses                           29,947           24,548         22.0  %               12.5  %       11.0  %
                                             --------------  ---------------  -------------        --------------  ------------
         Income from operations                      4,138           14,920        (72.3) %                1.7  %        6.7  %

Interest expense                                     4,825            3,100         55.6  %                2.0  %        1.4  %
Interest income                                        (72)            (162)       (55.6) %               (0.0) %       (0.1) %
Other expense (income), net                          1,374              667        106.0  %                0.6  %        0.3  %
                                             --------------  ---------------  -------------        --------------  ------------
         Income (loss) before income taxes          (1,989)          11,315       (117.6) %               (0.8) %        5.1  %

Income taxes  *                                       (656)           3,960       (116.6) %               33.0  %       35.0  %
                                             --------------  ---------------  -------------        --------------  ------------

         Net income (loss)                $         (1,333)           7,355       (118.1) %               (0.6) %        3.3  %
                                             ==============  ===============  =============        ==============  ============

Net income (loss) per share                         ($0.10)            $0.58      (117.2) %
Net income (loss) per share, assuming dilution      ($0.10)            $0.57      (117.5) %
Dividends per share                                  $0.07             $0.07         0.0  %
Average shares outstanding                          12,998            12,649         2.8  %
Average shares outstanding, assuming dilution       13,175            12,953         1.7  %


* Percent of sales column is calculated as a % of income (loss) before income taxes.

                                   CULP, INC.
                           CONSOLIDATED BALANCE SHEETS
               NOVEMBER 1, 1998, NOVEMBER 2, 1997 AND MAY 3, 1998
                                    Unaudited
                             (Amounts in Thousands)

                                                                Amounts
                                                 ---------------------------------    Increase (Decrease)               * May 3,
                                                     November 1,      November 2,   --------------------------------
                                                        1998             1997            Dollars         Percent           1998
                                                 ----------------  ---------------  ----------------    -------------  ------------

Current assets
       Cash and cash investments               $       1,177            1,209               (32)        (2.6) %           2,312
       Accounts receivable                            72,998           74,314            (1,316)        (1.8) %          73,773
       Inventories                                    72,392           70,192             2,200          3.1  %          78,594
       Other current assets                            7,230            6,136             1,094         17.8  %           7,808
                                                 ------------  ---------------  ----------------    -------------  ------------
                  Total current assets               153,797          151,851             1,946          1.3  %         162,487

Restricted investments                                 3,409            8,258            (4,849)       (58.7) %           4,021
Property, plant & equipment, net                     126,050          107,377            18,673         17.4  %         128,805
Goodwill                                              54,433           49,778             4,655          9.4  %          55,162
Other assets                                           4,333            3,715               618         16.6  %           4,340
                                                 ------------  ---------------  ----------------    -------------  ------------

                  Total assets                 $     342,022          320,979            21,043          6.6  %         354,815
                                                 ============  ===============  ================    =============  ============



Current liabilities
       Current maturities of long-term  debt   $       1,678              100             1,578      1,578.0  %           3,325
       Accounts payable                               32,640           36,709            (4,069)       (11.1) %          37,214
       Accrued expenses                               17,143           15,175             1,968         13.0  %          17,936
       Income taxes payable                                0            1,034            (1,034)      (100.0) %           1,282
                                                 ------------  ---------------  ----------------    -------------  ------------
                  Total current liabilities           51,461           53,018            (1,557)        (2.9) %          59,757


Long-term debt                                       150,210          139,991            10,219          7.3  %         152,312

Deferred income taxes                                 11,227            9,965             1,262         12.7  %          11,227
                                                 ------------  ---------------  ----------------    -------------  ------------
                  Total liabilities                  212,898          202,974             9,924          4.9  %         223,296

Shareholders' equity                                 129,124          118,005            11,119          9.4  %         131,519
                                                 ------------  ---------------  ----------------    -------------  ------------
                  Total liabilities and
                  shareholders' equity         $     342,022          320,979            21,043          6.6  %         354,815
                                                 ============  ===============  ================    =============  ============

Shares outstanding                                    12,995           12,687               308          2.4  %          13,007
                                                 ============  ===============  ================    =============  ============


* Derived from audited financial statements.

                                   CULP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED NOVEMBER 1, 1998 AND NOVEMBER 2, 1997
                                    Unaudited
                             (Amounts in Thousands)


                                                                                    SIX MONTHS ENDED
                                                                            ----------------------------------

                                                                                        Amounts
                                                                            --------------------------------
                                                                             November 1,      November 2,
                                                                                 1998             1997
                                                                            ---------------  ---------------

Cash flows from operating activities:
     Net income  (loss)                                                $           (1,333)           7,355
     Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
            Depreciation                                                            9,198            6,869
            Amortization of intangible assets                                         829              533
            Changes in assets and liabilities:
                Accounts receivable                                                   775          (17,623)
                Inventories                                                         6,202          (11,813)
                Other current assets                                                  578             (686)
                Other assets                                                          (93)            (188)
                Accounts payable                                                   (2,395)          10,668
                Accrued expenses                                                     (793)             295
                Income taxes payable                                               (1,282)            (546)
                                                                            ---------------  ---------------
                    Net cash provided by (used in) operating activities            11,686           (5,136)
                                                                            ---------------  ---------------
Cash flows from investing activities:
     Capital expenditures                                                          (6,443)         (19,216)
     Purchases of restricted investments                                              (66)          (8,662)
     Purchase of investments to fund deferred compensation liability                    0             (581)
     Sale of restricted investments                                                   678           11,422
     Business acquired                                                                  0          (36,628)
                                                                            ---------------  ---------------
                    Net cash used in investing activities                          (5,831)         (53,665)
                                                                            ---------------  ---------------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                       2,535           63,500
     Principal payments on long-term debt                                          (6,284)             (50)
     Change in accounts payable-capital expenditures                               (2,179)          (3,862)
     Dividends paid                                                                  (910)            (889)
     Common stock issued (purchased)                                                 (152)             481
                                                                            ---------------  ---------------
                    Net cash provided by (used in) financing activities            (6,990)          59,180
                                                                            ---------------  ---------------

Increase (decrease) in cash and cash investments                                   (1,135)             379

Cash and cash investments at beginning of period                                    2,312              830
                                                                            ---------------  ---------------

Cash and cash investments at end of period                             $            1,177            1,209
                                                                            ===============  ===============



                                   CULP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

 (Dollars in thousands, except per share data)


                                                                                        Capital
                                                          Common Stock                Contributed                          Total
                                                     -------------------------------   in Excess        Retained       Shareholders'
                                                        Shares           Amount       of Par Value      Earnings           Equity
 ----------------------------------------------------------------------------------------------------------------------------------
 Balance, April 27,  1997                              12,608,759    $      630    $     33,899    $      76,260     $      110,789
     Cash dividends ($0.14 per share)                                                                     (1,786)            (1,786)
     Net income                                                                                           15,513             15,513
     Common stock issued in connection
         with stock option  plans                         114,051             6             997                               1,003
     Common stock issued in connection with acquisition
         of Artee Industries, Incorporated's  assets      284,211            14           5,386                               5,400
     Stock options issued in connection
         with acquisition of  Phillips' assets                                              600                                 600

 ----------------------------------------------------------------------------------------------------------------------------------
 Balance, May 3,  1998                                 13,007,021           650          40,882           89,987            131,519
     Cash dividends ($0.07 per share)                                                                       (910)              (910)
     Net loss                                                                                             (1,333)            (1,333)
     Common stock issued in connection
         with stock option plans                            1,000                             8                                   8
     Common stock purchased                               (13,000)                          (41)            (119)              (160)
 ----------------------------------------------------------------------------------------------------------------------------------
 Balance, November 1, 1998                             12,995,021     $     650    $     40,849    $      87,625      $     129,124
  =================================================================================================================================

                                    Culp, Inc.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiary, include all adjustments, consisting only of normal, recurring adjustments and accruals, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are incorporated by reference in the company's annual report on Form 10-K filed with the Securities and Exchange Commission on July 31, 1998 for the fiscal year ended May 3, 1998. The three and six month periods ended November 1, 1998 includes the results of Phillips, Wetumpka and Artee which were acquired on August 5, 1997, December 30, 1997 and February 2, 1998, respectively.
================================================================================

================================================================================

2.  Accounts Receivable

      A summary of accounts receivable follows (dollars in thousands):

--------------------------------------------------------------------------------

                                                November 1, 1998  May 3, 1998
--------------------------------------------------------------------------------

Customers                                       $   75,061        $   75,695
Allowance for doubtful accounts                     (1,338)           (1,244)
Reserve for returns and allowances                    (725)             (678)
--------------------------------------------------------------------------------

                                                $   72,998        $   73,773
================================================================================

3.  Inventories

     Inventories are carried at the lower of cost or market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

   A summary of inventories follows (dollars in thousands):

--------------------------------------------------------------------------------

                                                November 1, 1998  May 3, 1998
--------------------------------------------------------------------------------

Raw materials                               $       43,079         $   45,319
Work-in-process                                      6,129              6,608
Finished goods                                      28,461             31,017
------------------------------------------------------------------------------

Total inventories valued at FIFO cost               77,669             82,944
Adjustments of certain inventories to the
     LIFO cost method                               (2,364)            (2,364)
Adjustments of certain inventories to market        (2,913)            (1,986)
--------------------------------------------------------------------------------
                                            $       72,392         $   78,594
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

5.     Accounts Payable

   A summary of accounts payable follows (dollars in thousands):
--------------------------------------------------------------------------------

                                                November 1, 1998  May 3, 1998
--------------------------------------------------------------------------------

Accounts payable-trade                         $     31,945       $    34,340
Accounts payable-capital expenditures                   695             2,874
--------------------------------------------------------------------------------
                                               $     32,640       $    37,214
================================================================================

6.  Accrued Expenses

   A summary of accrued expenses follows (dollars in thousands):
--------------------------------------------------------------------------------

                                                November 1, 1998  May 3, 1998
--------------------------------------------------------------------------------

Compensation and benefits                      $     11,417        $   12,212
Other                                                 5,726             5,724
--------------------------------------------------------------------------------

                                               $     17,143        $   17,936
================================================================================

7.  Long-Term Debt

   A summary of long-term debt follows (dollars in thousands):
--------------------------------------------------------------------------------

                                                November 1, 1998  May 3, 1998
--------------------------------------------------------------------------------

Senior unsecured notes                          $  75,000         $    75,000
Industrial revenue bonds and other obligations     35,176              34,787
Revolving credit facility                          35,000              30,000
Revolving line of credit                                0               6,000
Obligations to sellers                              6,712               9,850
--------------------------------------------------------------------------------
                                                  151,888             155,637
Less current maturities                            (1,678)             (3,325)
--------------------------------------------------------------------------------
                                               $  150,210         $   152,312

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

     The company's revolving credit agreement (the "Credit Agreement") provides an unsecured multi-currency revolving credit facility, which expires in April 2002, with a syndicate of banks in the United States. The Credit Agreement provides for a revolving loan commitment of $88,000,000. The agreement requires payment of a quarterly facility fee in advance. In October 1998, the company amended the Credit Agreement and certain covenants therein. Additionally, the amendment increased the interest rate 0.375% to 6.5313% (LIBOR plus 1.125%) on borrowings outstanding at November 1, 1998.

     The company's $6,000,000 revolving line of credit expires on November 30, 1999. However, the line of credit will automatically be extended for an additional three-month period on each February 28, May 31, August 31 and November 30 unless the bank notifies the company that the line of credit will not be extended.

     The industrial revenue bonds (IRBs) are generally due in balloon maturities which occur at various dates from 2006 to 2013. The IRBs are collateralized by restricted investments of $3,409,000 and letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder.

     The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At November 1, 1998, the company was in compliance with the amended financial covenants.

     At November 1, 1998, the company had three interest rate swap agreements with a bank in order to reduce its exposure to floating interest rates on a portion of its variable rate borrowings. The following table summarizes certain data regarding the interest rate swaps:

            notational amount       interest rate                expiration date
            $ 15,000,000                  7.3%                     April 2000
            $  5,000,000                  6.9%                      June 2002
            $  5,000,000                  6.6%                      July 2002

     The estimated amount at which the company could terminate these agreements as of November 1, 1998 is approximately $998,000. Net amounts paid under these agreements increased interest expense by approximately $119,000 and $120,000 for the six months of fiscal 1999 and 1998, respectively. Management believes the risk of incurring losses resulting from the inability of the bank to fulfill its obligation under the interest rate swap agreements to be remote and that any losses incurred would be immaterial.




8. Cash Flow Information

     Payments for interest and income taxes during the period were (dollars in thousands)

--------------------------------------------------------------------------------

                                                            1999        1998
--------------------------------------------------------------------------------
 .
Interest                                                $   4,974     $ 3,115
Income taxes                                                2,067       4,488
================================================================================


9. Foreign Exchange Forward Contracts

     The company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firm commitments to purchase certain machinery and equipment and raw materials and certain anticipated Canadian dollar expenses of the company's Canadian subsidiary. The company had no outstanding foreign exchange forward and option contracts as of November 1, 1998.

10. Net Income (Loss) Per Share

     The following tables reconcile the numerators and denominators of net income (loss) per share and net income (loss) per share, assuming dilution for the three and six months ended November 1, 1998 and November 2, 1997:



                                                   THREE MONTHS ENDED
                                November 1, 1998                        November 2, 1997
                   --------------------------------------     ---------------------------------------

(Amounts in thousands,   Income      Shares      Per Share    Income         Shares      Per Share
 except per share data) (Numerator) (Denominator)  Amount    (Numerator)  (Denominator)    Amount
 ---------------------- ----------- -------------  --------  -----------  ------------   --------
Net income per
    share                 $1,307       12,995       $0.10          $4,505     12,668       $0.36
                                                  =========                              ========

Effect of dilutive
    securities:
       Options                 -          125                          -         312

Net income per share,
      assuming dilution   $1,307       13,120       $0.10          $4,505     12,980       $0.35
                        =========== =============  ========    ==========   ===========  =========




                                                      SIX MONTHS ENDED
                                   November 1, 1998                        November 2, 1997
                      --------------------------------------     ---------------------------------------

(Amounts in thousands,       (Loss)        Shares     Per Share    Income       Shares      Per Share
 except per share data)    (Numerator)  (Denominator)   Amount    (Numerator) (Denominator)    Amount
 ----------------------    ----------- -------------   --------  -----------  ------------   --------
Net income (loss)
      per share               ($1,333)      12,998      ($0.10)       $7,355     12,649       $0.58
                                                       ========                              ========

Effect of dilutive
    securities:
       Options                      -          177                        -         304

Net income (loss) per share,
      assuming dilution       ($1,333)      13,175      ($0.10)       $7,355     12,953       $0.57
                           =========== =============   ========    ==========  ===========  =========


                                   CULP, INC.
                     SALES BY PRODUCT CATEGORY/BUSINESS UNIT
 FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 1, 1998 AND NOVEMBER 2, 1997
                             (Amounts in thousands)

                                                            THREE MONTHS ENDED (UNAUDITED)
                                       --------------------------------------------------------------------------

                                                Amounts                                Percent of Total Sales
                                       --------------------------                    ----------------------------
                                       November 1,   November 2,        % Over
Product Category/Business Unit            1998          1997           (Under)        1999            1998
------------------------------------   ------------  ------------   ---------------  -------------   ------------

Upholstery Fabrics
    Culp Decorative Fabrics         $       59,573        56,781         4.9  %          46.5 %          46.2 %
    Culp Velvets/Prints                     38,728        43,928       (11.8) %          30.2 %          35.7 %
                                       ------------  ------------   ---------------  -------------   ------------
                                            98,301       100,709        (2.4) %          76.7 %          81.9 %

Mattress Ticking
    Culp Home Fashions                      23,491        22,217         5.7  %          18.3 %          18.1 %

Yarn
   Culp Yarn                                 6,367             0       100.0  %           5.0 %           0.0 %
                                       ------------  ------------   ---------------  -------------   ------------

                                  * $      128,159       122,926         4.3  %         100.0 %         100.0 %
                                       ============  ============   ===============  =============   ============


                                                             SIX MONTHS ENDED (UNAUDITED)
                                       --------------------------------------------------------------------------

                                                Amounts                                Percent of Total Sales
                                       --------------------------                    ----------------------------
                                       November 1,   November 2,        % Over
Product Category/Business Unit            1998          1997           (Under)        1999            1998
------------------------------------   ------------  ------------   ---------------  -------------   ------------

Upholstery Fabrics
    Culp Decorative Fabrics         $      111,018        96,595        14.9  %          46.5 %          43.4 %
    Culp Velvets/Prints                     68,722        82,325       (16.5) %          28.8 %          37.0 %
                                       ------------  ------------   ---------------  -------------   ------------
                                           179,740       178,920         0.5  %          75.3 %          80.4 %

Mattress Ticking
    Culp Home Fashions                      46,123        43,504         6.0  %          19.3 %          19.6 %

Yarn
   Culp Yarn                                12,963             0       100.0  %           5.4 %           0.0 %
                                       ------------  ------------   ---------------  -------------   ------------

                                  * $      238,826       222,424         7.4  %         100.0 %         100.0 %
                                       ============  ============   ===============  =============   ============


* U.S. sales were $94,472 and $87,622 for the second quarter of fiscal 1999 and fiscal 1998, respectively; and $178,782 and $162,029 for the six months of fiscal 1999 and fiscal 1998, respectively. The percentage increase in U.S. sales was 7.8% for the second quarter and an increase of 10.3% for the six months.

                                   CULP, INC.
                     INTERNATIONAL SALES BY GEOGRAPHIC AREA
 FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 1, 1998 AND NOVEMBER 2, 1997
                             (Amounts in thousands)


                                                               THREE MONTHS ENDED (UNAUDITED)
                                       --------------------------------------------------------------------------------

                                                  Amounts                                   Percent of Total Sales
                                       -------------------------------                   ------------------------------
                                        November 1,      November 2,       % Over
         Geographic Area                    1998            1997           (Under)         1999             1998
----------------------------------     ---------------  --------------  --------------   -------------     ------------
North America (Excluding USA)     $             8,502           8,162        4.2  %           25.2 %           23.1 %
Europe                                          7,223           6,624        9.0  %           21.4 %           18.8 %
Middle East                                    10,060           7,439       35.2  %           29.9 %           21.1 %
Far East & Asia                                 5,435           9,720      (44.1) %           16.1 %           27.5 %
South America                                   1,238           1,216        1.8  %            3.7 %            3.4 %
All other areas                                 1,229           2,143      (42.7) %            3.6 %            6.1 %
                                       ---------------  --------------  --------------   -------------     ------------

                                  $            33,687          35,304       (4.6) %          100.0 %          100.0 %
                                       ===============  ==============  ==============   =============     ============


                                                                SIX MONTHS ENDED (UNAUDITED)
                                       --------------------------------------------------------------------------------

                                                  Amounts                                   Percent of Total Sales
                                       -------------------------------                   ------------------------------
                                        November 1,      November 2,       % Over
         Geographic Area                    1998            1997           (Under)         1999             1998
----------------------------------     ---------------  --------------  --------------   -------------     ------------
North America (Excluding USA)     $            15,755          15,206        3.6  %           26.2 %           25.2 %
Europe                                         10,906          11,125       (2.0) %           18.2 %           18.4 %
Middle East                                    18,360          14,003       31.1  %           30.6 %           23.2 %
Far East & Asia                                10,303          15,662      (34.2) %           17.2 %           25.9 %
South America                                   2,238           1,462       53.1  %            3.7 %            2.4 %
All other areas                                 2,482           2,937      (15.5) %            4.1 %            4.9 %
                                       ---------------  --------------  --------------   -------------     ------------

                                  $            60,044          60,395       (0.6) %          100.0 %          100.0 %
                                       ===============  ==============  ==============   =============     ============


International sales, and the percentage of total sales, for each of the last seven fiscal years follows: fiscal 1992-$ 37,913 (20%); fiscal 1993-$ 41,471 (21%); fiscal 1994-$ 44,038 (18%); fiscal 1995-$ 57,971 (19%); fiscal 1996-$
77,397 (22%);  fiscal 1997-$  101,571  (25%);  and fiscal 1998-$ 137,223 (29%) .
International sales for the second quarter represented 26.3% and 28.7% for 1999 and 1998, respectively. Year-to-date international sales represented 25.1% and 27.2% of total sales for 1999 and 1998, respectively.

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

Overview

For the three months ended November 1, 1998, net sales rose 4.3% to $128.2 million compared with $122.9 million in the year-earlier period. Net income for the quarter totaled $1.3 million, or $0.10 per share diluted, compared with net income of $4.5 million, or $0.35 per share diluted, for the second quarter of fiscal 1998. Net sales for the quarter, excluding Artee
Industries, decreased .9% versus the same quarter of last year. Artee Industries was acquired at the beginning of the fourth quarter of fiscal 1998. During the quarter, demand for Culp Velvets/Prints products being shipped directly or indirectly into the emerging markets of Russia and other former Soviet countries, India and Eastern Europe continued to experience a slowdown, which began after the close of fiscal 1998. All of these areas are generally experiencing very weak economic conditions which, in turn, have affected demand for furniture and other home furnishings. This decline in international sales was offset by increased sales of other products into other regions, principally the Middle East, and from increased international sales related to Phillips Mills. Sales of upholstery fabrics to US-based manufacturers were down 1.4% for the quarter from a year ago. This portion of the company's business has been generally soft throughout fiscal 1998 and into the first half of fiscal 1999. Demand for the company's products is
dependent  on  the  various  factors  which  affect   consumer   purchases  of
upholstered furniture and bedding including housing starts and sales of existing homes, the level of consumer confidence, prevailing interest rates for home mortgages and the availability of consumer credit.

Three and Six Months ended November 1, 1998 compared with Three and Six Months ended November 2, 1997

Net Sales. For the three months ended November 1, 1998, net sales rose 4.3% to $128.2 million compared with $122.9 million in the year-earlier period. For the first six months, net sales increased by $16.4 million or 7.4%, compared with the year earlier period. The increase in sales for the second quarter was due to inclusion of sales of $6.4 million from Artee Industries, which was acquired in February 1998. The increase in sales for the first six months was due to inclusion of sales of $22.1 million from Artee Industries and Phillips Mills. Phillips Mills was acquired in August 1997. These incremental sales were offset by a decline in sales of certain products of the Culp Velvets/Prints division that are primarily marketed internationally. Sales for the second quarter and first six months from Culp Velvets/Prints decreased $5.2 million and $13.6 million, respectively, from the prior year periods. These were declines of 11.8% and 16.5%, respectively. A large percentage of the company's international sales have been generated in recent years by shipments directly or indirectly to customers in the emerging markets of Russia and other former Soviet countries, India and Eastern Europe. All of these areas are experiencing very weak economic conditions which, in turn, have affected demand for furniture and other home furnishings. The company has significantly curtailed production schedules for these fabrics and has shifted its marketing focus for this product category to geographic areas where demand is more favorable. International sales have increased from a year ago in other regions, notably the Middle East.

Sales for the second quarter and first six months from the Culp Decorative Fabrics business unit increased $2.8 million and $14.4 million, respectively, increases of 4.9% and 14.9%, respectively, from a year ago. The second quarter increase is attributable to strong international sales into the Middle East countries. The first six months increase is primarily attributable to the incremental sales in the first quarter from Phillips Mills. Sales for the second quarter and first six months from the Culp Home Fashions unit, which principally consists of mattress ticking and bedding products, rose 5.7% and 6.0%, respectively, increases of $1.3 million and $2.6 million, respectively.

Gross Profit and Cost of Sales. Gross profit for the second quarter of 1999 decreased by $2.3 million and amounted to 16.0% of net sales compared with 18.5% in 1998. For the first six months, gross profit decreased by $5.4 million and amounted to 14.3% of net sales compared with 17.7% a year ago. The company was affected by an under-absorption of fixed costs as a result of lower-than-expected sales in certain business units, especially in certain product categories where international sales represent a significant portion of shipments. Competitive pressures also contributed to the decline in margins from a year ago. The cost of raw materials is flat to slightly lower. The continuing slowdown in international sales of certain fabrics, combined with other competitive issues, will likely lead to lower gross profit compared with the prior year through the second half of fiscal 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of net sales for the second quarter of 1999 to 12.1% compared with 11.1% a year ago. For the first six months, these expenses increased as a percentage of sales to 12.5% versus 11.0% for the prior year. The company was affected by lower-than-expected sales in certain product categories. Compared with a year ago, the company is incurring higher expenses related to expanded resources for designing and sampling fabrics with new patterns and textures.

Interest Expense. Net interest expense for the second quarter of 1999 was $2.4 million, up from $1.7 million in 1998 and for the first six months was $4.8 million versus $2.9 million last year. The increase is due principally to borrowings related to the acquisition of Artee Industries in February 1998 and Phillips Mills completed in August 1997. The company also has higher borrowings due to financing of prior year capital expenditures.

Other  Expense.  Other expense  increased to $604,000 and  $1,374,000  for the second quarter and first six months of 1999, respectively, compared with $425,000 and $667,000, respectively, for the year-earlier periods, principally due to the amortization of goodwill associated with the acquisitions of Artee Industries and Phillips Mills and to the write-off of certain fixed assets in the first quarter.

Income Taxes. The effective tax rate for the second quarter and first six months of 1999 was 33.0% compared with 35.0% in the year-earlier periods.

Net Income (Loss) Per Share. Net income per share for the second quarter of 1999 totaled $0.10 per share diluted compared with $0.35 per share diluted a year ago. For the first half, the company reported a net loss of $0.10 per share versus net income of $0.57 per share diluted in the prior year.

Liquidity and Capital Resources

Liquidity. Cash and cash investments were $1.2 million as of November 1, 1998 and November 2, 1997, compared with $2.3 million at the end of fiscal 1998. Funded debt (long-term debt, including current maturities, less restricted investments) was $148.5 million at the close of the second quarter, up from $131.8 million as of November 2, 1997 and down from $151.6 million at the end of fiscal 1998. As a percentage of total capital (funded debt plus total shareholders' equity), the company's borrowings amounted to 53.5% as of November 1, 1998, compared with 52.8% as of November 2, 1997 and 53.5% at the end of fiscal 1998. The company's working capital as of November 1, 1998 was $102.3 million, compared with $98.8 million as of November 2, 1997 and $102.7 million at the close of fiscal 1998.

Because of seasonal factors, the company typically generates the majority of its cash from operating activities during the second fiscal half. Operating activities, principally a decrease in inventories and depreciation, provided $11.7 million during the first half. Capital expenditures during the first half totaled $6.4 million. Financing activities, principally payments on long-term borrowings, utilized $7.0 million in cash during the first half.

Financing Arrangements. As of November 1, 1998, the company had outstanding balances of $35 million under a $88 million syndicated five-year, unsecured, multi-currency revolving credit facility. The company also has $75 million of senior unsecured notes ("Notes") with insurance companies. The Notes have a fixed coupon rate of 6.76% and an average term of 10 years. In addition, the company has a total of $35.2 million in outstanding industrial revenue bonds ("IRBs") which have been used to finance capital expenditures. The IRBs are collateralized by restricted investments of $3.4 million as of November 1, 1998 and letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder.

In October 1998, the company amended the syndicated revolving credit facility to amend certain covenants. Additionally, the amendment increased the interest rate 0.375% to 6.5313% (LIBOR plus 1.125%) on borrowings outstanding at November 1, 1998.

The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. As of November 1, 1998, the company was in compliance with the amended financial covenants.

As of November 1, 1998, the company had three interest rate swap agreements to reduce its exposure to floating interest rates on a $25 million notional amount. The effect of these contracts is to "fix" the interest rate payable on $25 million of the company's bank borrowings at a weighted average rate of 7.1%. The company also enters into foreign exchange forward and option contracts to hedge against currency fluctuations with respect to firm commitments to purchase certain machinery, equipment, raw materials and certain anticipated Canadian dollar expenses of the company's Canadian subsidiary.

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

Year 2000 Considerations

Management has developed a plan to modify the company's information technology to recognize the year 2000. The plan has three distinct areas of focus; namely, traditional information systems, technology used in support areas, and preparedness of suppliers and customers.

The initiative for traditional information systems, which started in 1992, has led to substantial completion of the assessment, required changes and testing of the company's operational systems (order entry, billing, sales, finished goods) and financial systems (payroll, human resources, accounts payable, accounts receivable, general ledger, fixed assets). The company is currently focused on modifying the remaining systems that support the company's manufacturing processes and plans to be substantially complete with this phase by May 1, 1999.

The second area of focus has been an assessment of non-traditional information technology which includes the electronics in equipment such as telephone switches and manufacturing equipment. A plan, targeted to be substantially complete by December 31, 1998, has been formed to evaluate all these components at every location. This step will be followed during calendar 1999 with installation and testing of required changes.

The third area of focus is communications with suppliers and vendors to understand their level of compliance and assure a constant flow of materials to support business plans. Communication to date has shown a high level of awareness and planning by these parties.

Formal contingency plans will not be formulated unless the company has identified specific areas where there is a substantial risk of year 2000 problems occurring. No such areas have been identified.

The plan is being administered by a team of internal staff and management; and the cost of this initiative, principally represented by internal resources, is not expected to be material to the company's results of operations or financial position. This project is not expected to have a significant effect on the company's operations, though no assurance can be given in this regard.

Forward-Looking Information

The company's quarterly report on Form 10-Q contains statements that could be deemed "forward-looking statements," within the meaning of the federal securities laws. Such statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by qualifying words such as "expect," "believe," "estimate," "plan" and "project" and their derivatives. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income and general economic conditions. Decreases in these economic indicators could have a negative effect on the company's business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely. Because of the increasing percentage of the company's sales derived from international shipments, strengthening of the U.S. dollar against other currencies could make the company's products less competitive on the basis of price in markets outside the United States. Additionally, economic and political instability in international areas could affect the demand for the company's products.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," effective for periods beginning after December 15, 1997. The purpose of this standard is to disclose disaggregated information which provides information about the operating segments an enterprise engages in, consistent with the way management reviews financial information to make decisions about the enterprise's operating matters. The company will comply with the requirements of this standard for the fiscal year ending May 2, 1999.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 are effective for periods beginning after June 15, 1999, although early adoption is allowed. The company has not determined the financial impact of adopting this SFAS and has not determined if it will adopt its provisions prior to its effective date.

 Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the company was held in High Point, North Carolina on September 15, 1998. Of the 12,995,021 shares of common stock outstanding on the record date, 11,690,111 shares were present in person or by proxy.

At the Annual Meeting, shareholders voted on:

   ratifying the appointment of KPMG Peat Marwick LLP as the independent auditors of the company for the current fiscal year, and;

    the election of three directors: Howard L. Dunn, Jr., Bland W.
   Worley,  and Earl N. Phillips, Jr.,   to serve until the 2001 Annual
   Meeting, and the election of one director: Robert T. Davis to serve until the 1999 Annual Meeting.

A. Proposal to ratify the election of KPMG Peat Marwick LLP as independent auditors of the company for fiscal year 1999:

        For                            11,675,261
        Against                             9,500
        Abstain                             5,350
        Broker Non-Votes                     -0-

B.       Proposal for Election of Directors:

        Howard L. Dunn, Jr.                  Earl N. Phillips, Jr.
        For                11,434,973        For                    11,434,964
        Against                    -0-       Against                        -0-
        Abstain               255,138        Abstain                   255,147
        Broker Non-Votes           -0-       Broker Non-Votes               -0-

        Bland W. Worley                      Robert T. Davis
        For                11,434,704        For                    11,434,464
        Against                    -0-       Against                        -0-
        Abstain               255,407        Abstain                   255,647
        Broker Non-Votes           -0-       Broker Non-Votes               -0-





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

     10(mm) First Amendment to Credit Agreement dated July 22, 1998 among Culp, Inc., Wachovia Bank, N.A., as agent, First Union National Bank, as documentation agent, and Wachovia Bank, N.A.,
                First  Union   National   Bank,   SunTrust   Bank,
                Atlanta,      and      Cooperatieve       Centrale
                Raiffeisen-Boerenleeenbank      B.A.,     Rabobank
                Nederland, New York Branch. This amendment was filed as Exhibit 10(mm) to the Company's Form 10-Q for the quarter ended August 2, 1998, and is incorporated herein by reference.

     10(nn) Second Amendment to Credit Agreement dated October 26, 1998, among Culp, Inc., Wachovia Bank, N.A., as agent, First Union National Bank, as documentation agent, and Wachovia Bank, N.A., First Union National Bank, and SunTrust Bank, Atlanta.

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


                                    CULP, INC.
                                    (Registrant)


Date: December 16, 1998         By:  s/s  Phillip W. Wilson
                                          Phillip W. Wilson
                                          Vice President and Chief Financial
                                          and Accounting Officer

                                          (Authorized to sign on behalf
                                          of the registrant and also signing
                                          as principal financial officer)