Form 10-Q
period 1999-01-31
CULP INC
filed 1999-03-17
CIK 723603

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1999

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

                                YES X    NO


          Common shares outstanding at January 31, 1999:  12,995,021
                                Par Value: $.05

                           INDEX TO FORM 10-Q
                 For the period ended January 31, 1999

Part I -  Financial Information.
                                                                           Page
-------------------------------------------------

Item 1.    Unaudited Interim Consolidated Financial Statements:

Consolidated Statements of Income -- Three and Nine Months Ended
     January 31, 1999 and February 1, 1998                                  I-1

Consolidated Balance Sheets-January 31, 1999, February 1, 1998
     and May 3, 1998                                                        I-2

Consolidated Statements of Cash Flows---Nine Months Ended January 31, 1999
     and February 1, 1998                                                   I-3

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

Sales by Product Category/Business Unit                                     I-10

International Sales by Geographic Area                                      I-11

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations                                         I-12

------------------------------------------------------------------------------

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K                                  II-1

Signature                                                                   II-8

                                   CULP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 1999 AND FEBRUARY 1, 1998

                (Amounts in Thousands, Except for Per Share Data)

                                                  THREE MONTHS ENDED (UNAUDITED)
                                    -----------------------------------------------------------
                                           Amounts                             Percent of Sales
                                    ----------------------                    --------------------
                                    January 31, February 1,  % Over
                                     1999        1998         (Under)           1999      1998
                                    ----------  ----------  --------------    ---------  ---------

Net sales                     $       112,093     118,457     (5.4)%           100.0 %   100.0 %
Cost of sales                          92,911      97,554     (4.8)%            82.9 %    82.4 %
                                    ----------  ----------  --------------    ---------  ---------
      Gross profit                     19,182      20,903     (8.2)%            17.1 %    17.6 %

Selling, general and
  administrative expenses              14,100      13,162      7.1 %            12.6 %    11.1 %
                                    ----------  ----------  --------------    ---------  ---------
      Income from operations            5,082       7,741    (34.3)%             4.5 %     6.5 %

Interest expense                        2,308       2,180      5.9 %             2.1 %     1.8 %
Interest income                           (10)        (73)   (86.3)%            (0.0)%    (0.1)%
Other expense (income), net               492         492      0.0 %             0.4 %     0.4 %
                                    ----------  ----------  --------------    ---------  ---------
      Income before income taxes        2,292       5,142    (55.4)%             2.0 %     4.3 %

Income taxes  *                           753       1,140    (33.9)%            32.9 %    22.2 %
                                    ----------  ----------  --------------    ---------  ---------
      Net income              $         1,539       4,002    (61.5)%             1.4 %     3.4 %
                                    ==========  ==========  ==============    =========  =========

Net income per share                    $0.12       $0.32    (62.5)%
Net income per share, assuming dilution $0.12       $0.31    (61.3)%
Dividends per share                    $0.035      $0.035      0.0 %
Average shares outstanding             12,995      12,692      2.4 %
Average shares outstanding,
 assuming dilution                     13,124      12,986      1.1 %


                                                  NINE MONTHS ENDED (UNAUDITED)
                                    -----------------------------------------------------------

                                           Amounts                             Percent of Sales
                                    ----------------------                    --------------------
                                    January 31,  February 1,   % Over
                                       1999        1998         (Under)         1999      1998
                                    ----------  ----------  --------------    ---------  ---------

Net sales                     $       350,919     340,881      2.9 %           100.0 %   100.0 %
Cost of sales                         297,652     280,510      6.1 %            84.8 %    82.3 %
                                    ----------  ----------  --------------    ---------  ---------
      Gross profit                     53,267      60,371    (11.8)%            15.2 %    17.7 %

Selling, general and
  administrative expenses              44,047      37,710     16.8 %            12.6 %    11.1 %
                                    ----------  ----------  --------------    ---------  ---------
      Income from operations            9,220      22,661    (59.3)%             2.6 %     6.6 %

Interest expense                        7,133       5,280     35.1 %             2.0 %     1.5 %
Interest income                           (82)       (235)   (65.1)%            (0.0)%    (0.1)%
Other expense (income), net             1,866       1,159     61.0 %             0.5 %     0.3 %
                                    ----------  ----------  --------------    ---------  ---------
      Income before income  taxes         303      16,457    (98.2)%             0.1 %     4.8 %

Income taxes  *                            97       5,100    (98.1)%            32.0 %    31.0 %
                                    ----------  ----------  --------------    ---------  ---------
       Net income              $          206      11,357    (98.2)%             0.1 %     3.3 %
                                    ==========  ==========  ==============    =========  =========

Net income per share                    $0.02       $0.90    (97.8)%
Net income per share,assuming dilution  $0.02       $0.88    (97.7)%
Dividends per share                    $0.105      $0.105      0.0 %
Average shares outstanding             12,997      12,663      2.6 %
Average shares outstanding,
 assuming dilution                     13,171      12,964      1.6 %


 * Percent of sales column is calculated as a % of income before income taxes.

                                   CULP, INC.
                           CONSOLIDATED BALANCE SHEETS
               JANUARY 31, 1999, FEBRUARY 1, 1998 AND MAY 3, 1998
                                    Unaudited

                                  (Amounts in Thousands)

                                           Amounts
                                  ---------------------------        Increase
                                  January 31,    February 1,        (Decrease)         *
                                                            ----------------------   May 3,
                                      1999         1998       Dollars     Percent     1998
                                  -------------  ----------  ----------   ---------  -------
Current assets
     Cash and cash  investments $          655         348         307      88.2 %     2,312
     Accounts receivable                63,090      73,109     (10,019)    (13.7)%    73,773
     Inventories                        69,210      75,032      (5,822)     (7.8)%    78,594
     Other current assets                7,560       7,202         358       5.0 %     7,808
                                  -------------  ----------  ----------   ---------   -------
             Total current  assets     140,515     155,691     (15,176)     (9.7)%   162,487

Restricted investments                   3,416       3,976        (560)    (14.1)%     4,021
Property, plant & equipment, net       125,885     113,658      12,227      10.8 %   128,805
Goodwill                                51,615      48,558       3,057       6.3 %    55,162
Other assets                             5,017       5,439        (422)     (7.8)%     4,340
                                  -------------  ----------  ----------   ---------   -------

             Total assets       $      326,448     327,322       (874)     (0.3) %   354,815
                                  =============  ==========  ==========   =========   =======



Current liabilities
     Current maturities of
      long-term debt            $        1,678       1,120         558      49.8 %     3,325
     Accounts payable                   25,808      35,921     (10,113)    (28.2)%    37,214
     Accrued expenses                   17,317      12,683       4,634      36.5 %    17,936
     Income taxes payable                    0       1,941      (1,941)   (100.0)%     1,282
                                  -------------  ----------  ----------   ---------   -------
          Total current liabilities     44,803      51,665      (6,862)    (13.3)%    59,757

Long-term debt                         140,210     144,079      (3,869)     (2.7)%   152,312

Deferred income taxes                   11,227       9,965       1,262      12.7 %    11,227
                                  -------------  ----------  ----------   ---------  -------
          Total liabilities            196,240     205,709      (9,469)     (4.6)%   223,296

Shareholders'equity                    130,208     121,613       8,595       7.1 %   131,519
                                  -------------  ----------  ----------   ---------  -------

          Total liabilities and
          shareholders' equity  $      326,448     327,322       (874)      (0.3)%   354,815
                                  =============  ==========  ==========   =========  =======

Shares outstanding                      12,995      12,700         295       2.3 %    13,007
                                  =============  ==========  ==========   =========  =======


*  Derived from audited financial statements.

                                   CULP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED JANUARY 31, 1999 AND FEBRUARY 1, 1998
                                    Unaudited
                             (Amounts in Thousands)

                                                             NINE MONTHS ENDED
                                                          ------------------------
                                                                   Amounts
                                                          ----------------------
                                                        January 31,  February 1,
                                                            1999       1998
                                                         ----------- ----------
Cash flows from operating activities:
    Net income                                          $        206     11,357
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation                                         13,785     10,660
         Amortization of intangible assets                     1,174        883
         Changes in assets and liabilities:
           Accounts receivable                                10,546    (16,418)
           Inventories                                         9,984    (16,330)
           Other current assets                                  303     (1,752)
           Other assets                                          (95)    (1,942)
           Accounts payable                                   (8,609)     8,783
           Accrued expenses                                     (973)    (2,175)
           Income taxes payable                               (1,282)       361
                                                           ----------- ---------
              Net cash provided by (used in) operating
               activities                                     25,039     (6,573)
                                                           ----------- ---------
Cash flows from investing activities:
    Capital expenditures                                      (8,500)   (28,183)
    Purchases of restricted investments                          (73)    (8,724)
    Purchase of investments to fund deferred
     compensation liability                                     (735)      (581)
    Sale of restricted investments                               678     15,766
    Businesses acquired                                            0    (37,156)
                                                           ----------- ---------
              Net cash used in investing activities           (8,630)   (58,878)
                                                           ----------- ---------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt                   2,535     77,600
    Principal payments on long-term debt                     (16,284)    (9,042)
    Change in accounts payable-capital expenditures           (2,800)    (2,765)
    Dividends paid                                            (1,365)    (1,333)
    Common stock issued (purchased)                             (152)       509
                                                           ----------- --------
              Net cash provided by (used in) financing
               activities                                    (18,066)    64,969
                                                           ----------- ---------
Decrease in cash and cash investments                         (1,657)      (482)

Cash and cash investments at beginning of period               2,312        830
                                                           ----------- ---------

Cash and cash investments at end of period               $       655        348
                                                           =========== =========

                                   CULP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

  (Dollars in thousands, except per share data)

                                                                    Capital
                                               Common Stock       Contributed                  Total
                                         -----------------------   in Excess     Retained   Shareholders'
                                             Shares      Amount   of Par Value   Earnings      Equity
      --------------------------------------------------------------------------------------------------
      Balance, April 27, 1997                 12,608,759   $ 9 630   $ 33,899    $   76,260 $   110,789
        Cash dividends ($0.14 per share)                                            (1,786)     (1,786)
        Net income                                                                  15,513      15,513
        Common stock issued in connection
          with stock option plans                114,051        6        997                     1,003
        Common stock issued in connection
         with acquisition of Artee
         Industries, Incorporated's assets       284,211       14      5,386                     5,400
        Stock options issued in connection
         with acquisition of  Phillips' assets                           600                       600
       ------------------------------------------------------------------------------------------------
      Balance, May 3, 1998                    13,007,021      650     40,882        89,987     131,519
        Cash dividends ($0.105 per share)                                           (1,365)     (1,365)
        Net income                                                                     206         206
        Common stock issued in connection
         with stock option  plans                  1,000                   8                         8
        Common stock purchased                   (13,000)                (41)         (119)       (160)

      -------------------------------------------------------------------------------------------------
      Balance, January 31,  1999              12,995,021   $  650   $ 40,849    $   88,709   $ 130,208
      =================================================================================================


                                    Culp, Inc.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)





1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiary, include all adjustments, consisting only of normal, recurring adjustments and accruals, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are incorporated by reference in the company's annual report on Form 10-K filed with the Securities and Exchange Commission on July 31, 1998 for the fiscal year ended May 3, 1998. The three and nine month periods ended January 31, 1999 includes the results of Phillips, Wetumpka and Artee which were acquired on August 5, 1997, December 30, 1997 and February 2, 1998, respectively.
================================================================================

================================================================================

2.  Accounts Receivable

      A summary of accounts receivable follows (dollars in thousands):

--------------------------------------------------------------------------------

                                                January 31, 1999  May 3, 1998
--------------------------------------------------------------------------------

Customers                                       $   65,155        $   75,695
Allowance for doubtful accounts                     (1,460)           (1,244)
Reserve for returns and allowances                    (605)             (678)
--------------------------------------------------------------------------------

                                                $   63,090        $   73,773
================================================================================

3.  Inventories

     Inventories are carried at the lower of cost or market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

   A summary of inventories follows (dollars in thousands):

--------------------------------------------------------------------------------

                                                January 31, 1999   May 3, 1998
--------------------------------------------------------------------------------

Raw materials                                   $  42,007            $  45,319
Work-in-process                                     6,256                6,608
Finished goods                                     26,830               31,017
--------------------------------------------------------------------------------

Total inventories valued at FIFO cost              75,093               82,944
Adjustments of certain inventories to the
  LIFO cost method                                 (2,364)              (2,364)
Adjustments of certain inventories to market       (3,519)              (1,986)
--------------------------------------------------------------------------------
                                                $  69,210            $  78,594

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

5.     Accounts Payable

   A summary of accounts payable follows (dollars in thousands):
--------------------------------------------------------------------------------

                                                January 31, 1999   May 3, 1998
--------------------------------------------------------------------------------

Accounts payable-trade                          $  25,734           $   34,340
Accounts payable-capital expenditures                  74                2,874
--------------------------------------------------------------------------------
                                                $  25,808           $   37,214
================================================================================

6.  Accrued Expenses

   A summary of accrued expenses follows (dollars in thousands):
--------------------------------------------------------------------------------

                                                January 31, 1999   May 3, 1998
--------------------------------------------------------------------------------

Compensation and benefits                        $ 10,459           $   12,212
Other                                               6,858                5,724
--------------------------------------------------------------------------------

                                                 $ 17,317           $   17,936

================================================================================

7.  Long-Term Debt

   A summary of long-term debt follows (dollars in thousands):
--------------------------------------------------------------------------------

                                                January 31, 1999   May 3, 1998
--------------------------------------------------------------------------------

Senior unsecured notes                            $ 75,000          $   75,000
Industrial revenue bonds and other obligations      35,176              34,787
Revolving credit facility                           25,000              30,000
Revolving line of credit                                 0               6,000
Obligations to sellers                               6,712               9,850
 -------------------------------------------------------------------------------
                                                   141,888             155,637
Less current maturities                             (1,678)             (3,325)
--------------------------------------------------------------------------------
                                                 $ 140,210         $  152,312

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

     The company's revolving credit agreement (the "Credit Agreement") provides an unsecured multi-currency revolving credit facility, which expires in April 2002, with a syndicate of banks in the United States. The Credit Agreement provides for a revolving loan commitment of $88,000,000. The agreement requires payment of a quarterly facility fee in advance. In October 1998, the company amended the Credit Agreement and certain covenants therein. Additionally, the amendment increased the interest rate 0.375% to LIBOR plus 1.125%. On borrowings outstanding at January 31, 1999, the interest rate was 6.28%.

     The company's $6,000,000 revolving line of credit expires on February 28, 2000. However, the line of credit will automatically be extended for an additional three-month period on each May 31, August 31, November 30 and February 28 unless the bank notifies the company that the line of credit will not be extended.

     The industrial revenue bonds (IRBs) are generally due in balloon maturities which occur at various dates from 2006 to 2013. The IRBs are collateralized by restricted investments of $3,416,000 and letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder.

     The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At January 31, 1999, the company was in compliance with the amended financial covenants.

     At January 31, 1999, the company had three interest rate swap agreements with a bank in order to reduce its exposure to floating interest rates on a portion of its variable rate borrowings. The following table summarizes certain data regarding the interest rate swaps:

            notational amount       interest rate                expiration date
            $15,000,000                  7.3%                       April 2000
            $ 5,000,000                  6.9%                        June 2002
            $ 5,000,000                  6.6%                        July 2002

     The estimated amount at which the company could terminate these agreements as of January 31, 1999 is approximately $731,000. Net amounts paid under these agreements increased interest expense by approximately $194,000 and $156,000 for the nine months of fiscal 1999 and 1998, respectively. Management believes the risk of incurring losses resulting from the inability of the bank to fulfill its obligation under the interest rate swap agreements to be remote and that any losses incurred would be immaterial.


8. Cash Flow Information

     Payments for interest and income taxes during the period were (dollars in thousands)

--------------------------------------------------------------------------------

                                                            1999        1998
--------------------------------------------------------------------------------
Interest                                             $     5,908     $ 5,254
Income taxes                                               2,657       4,720
================================================================================


9. Foreign Exchange Forward Contracts

     The company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firm commitments to purchase certain machinery and equipment and raw materials and certain anticipated Canadian dollar expenses of the company's Canadian subsidiary. The company had no outstanding foreign exchange forward and option contracts as of January 31, 1999.


10. Net Income Per Share

     The following tables reconcile the numerators and denominators of net income per share and net income per share, assuming dilution for the three and nine months ended January 31, 1999 and February 1, 1998:

                                       THREE MONTHS ENDED
                         -------------------------------------------------------------------------------
                                      January 31, 1999                        February 1, 1998
                         --------------------------------------   --------------------------------------
 (Amounts in thousands,      Income      Shares       Per Share       Income        Shares     Per Share
 except per share data)   (Numerator) (Denominator)    Amount      (Numerator)  (Denominator)   Amount
                         -----------   -----------   ---------     -----------    ----------   --------
 Net income per
    share                    $1,539      12,995        $0.12         $4,002         12,692      $0.32
                                                     =========                                 ========

Effect of dilutive
    securities:
       Options                    -        129                            -            294
                          -----------  ----------                  -----------    ----------

Net income per share,
assuming dilution            $1,539      13,124        $0.12         $4,002         12,986      $0.31
                          ===========  ==========    =========     ===========    ==========   ========

                                      NINE MONTHS ENDED
                         ------------------------------------------------------------------------------
                                   January 31, 1999                            February 1, 1998
                         -------------------------------------     ------------------------------------
(Amounts in thousands,      Income      Shares       Per Share       Income        Shares     Per Share
 except per share data)   (Numerator) (Denominator)    Amount      (Numerator)  (Denominator)   Amount
                         -----------   -----------   ---------     -----------    ----------   --------

Net income per hare         $206           12,997      $0.02          $11,357        12,663      $0.90
                                                     =========                                 ========
Effect of dilutive
    securities:
       Options                -               174                           -           301
                         -----------   ----------                  -----------    ----------

Net income per
 share,assuming
     dilution               $206           13,171      $0.02          $11,357        12,964      $0.88
                         ===========   ==========    =========     ===========    ==========   ========

                                   CULP, INC.
                     SALES BY PRODUCT CATEGORY/BUSINESS UNIT
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 1999 AND FEBRUARY 1, 1998
                             (Amounts in thousands)

                                     THREE MONTHS ENDED (UNAUDITED)
                           ---------------------------------------------------
                                Amounts                      Percent of Total
                                                                  Sales
                           ------------------               -------------------
                           January 31, February 1, % Over
Product                        1999      1998      (Under)      1999      1998
Category/Business Unit
-------------------------   ---------  ---------  ----------  --------  --------
Upholstery Fabrics
    Culp Decorative Fabrics $  50,520    53,415    (5.4)%     45.1 %     45.1 %
    Culp Velvets/Prints        34,949    44,020   (20.6)%     31.2 %     37.2 %
                             --------  --------  ----------  --------  ---------
                               85,469    97,435   (12.3)%     76.2 %     82.3 %

Mattress Ticking
    Culp Home Fashions         22,536    20,261    11.2 %     20.1 %     17.1 %

Yarn
   Culp Yarn                    4,088       761   437.2 %      3.6 %      0.6 %
                             --------  --------  ----------  --------  ---------

                          * $ 112,093   118,457    (5.4)%     100.0%    100.0 %
                             ========  ========  ==========  ========  =========


                                     NINE MONTHS ENDED (UNAUDITED)
                           ---------------------------------------------------

                                Amounts                      Percent of Total
                                                                  Sales
                           ------------------               -------------------
                          January 31, February 1,   % Over
Product                       1999      1998      (Under)      1999      1998
Category/Business Unit
-------------------------  ---------  ---------  ----------  --------  ---------
Upholstery Fabrics
    Culp Decorative Fabrics $ 161,538   150,010       7.7 %     46.0 %     44.0 %
    Culp Velvets/Prints       103,671   126,345     (17.9)%     29.5 %     37.1 %
                             --------  --------   ----------  --------  ---------
                              265,209   276,355      (4.0)%     75.6 %     81.1 %

Mattress Ticking
    Culp Home Fashions         68,659    63,765       7.7 %     19.6 %     18.7 %

Yarn
   Culp Yarn                   17,051       761   2,140.6 %      4.9 %      0.2 %
                             --------  --------   ----------  --------  ---------

                          * $ 350,919   340,881       2.9 %     100.0%    100.0 %
                             ========  ========   ==========  ========  =========


* U.S. sales were $88,152 and $79,873 for the third quarter of fiscal 1999 and fiscal 1998, respectively; and $266,934 and $242,123 for the nine months of fiscal 1999 and fiscal 1998, respectively. The percentage increase in U.S. sales was 10.4% for the third quarter and an increase of 10.2% for the nine months.

                                   CULP, INC.
                     INTERNATIONAL SALES BY GEOGRAPHIC AREA
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 1999 AND FEBRUARY 1, 1998

                             (Amounts in thousands)

                                       THREE MONTHS ENDED (UNAUDITED)
                           -------------------------------------------------------

                                         Amounts                        Percent of Total
                                                                              Sales
                                    ---------------------               ---------------------
                                    January 31,  February 1,  % Over
   Geographic Area                    1999        1998       (Under)      1999       1998
-----------------------            -----------  ----------  ---------   ---------   ---------
North America (Excluding USA) $       7,280      7,562         (3.7)%       30.4 %     19.6 %
Europe                                3,881     11,581        (66.5)%       16.2 %     30.0 %
Middle East                           6,711      9,326        (28.0)%       28.0 %     24.2 %
Far East & Asia                       4,993      7,957        (37.3)%       20.9 %     20.6 %
South America                           555      1,230        (54.9)%        2.3 %      3.2 %
All other areas                         521        928        (43.9)%        2.2 %      2.4 %
                                 ----------  ---------      ---------    ---------   ---------

                              $      23,941     38,584        (38.0)%      100.0 %    100.0 %
                                 ==========  =========        =========  =========   =========


                                       NINE MONTHS ENDED (UNAUDITED)
                           -------------------------------------------------------
                                    Amounts                       Percent of Total
                                                                       Sales
                              ---------------------             ---------------------
                                January 31,  February 1, % Over
   Geographic Area                 1999        1998     (Under)     1999       1998
-----------------------         ----------  ---------  ---------  ---------   ---------
North America (Excluding USA)$      23,035     22,574     2.0 %       27.4 %     22.9 %
Europe                              14,787     22,811   (35.2)%       17.6 %     23.1 %
Middle East                         25,071     23,452     6.9 %       29.9 %     23.7 %
Far East & Asia                     15,296     23,951   (36.1)%       18.2 %     24.3 %
South America                        2,793      3,487   (19.9)%        3.3 %      3.5 %
All other areas                      3,003      2,483    20.9 %        3.6 %      2.5 %
                                ----------  ---------  ---------  ---------   ---------

                             $      83,985     98,758   (15.0)%      100.0 %    100.0 %
                                ==========  =========  =========  =========   =========


International sales, and the percentage of total sales, for each of the last seven fiscal years follows: fiscal 1992-$37,913 (20%); fiscal 1993-$41,471 (21%); fiscal 1994-$44,038 (18%); fiscal 1995-$57,971 (19%); fiscal 1996-$77,397
(22%);   fiscal   1997-$101,571   (25%);  and  fiscal   1998-$137,223   (29%)  .
International sales for the third quarter represented 21.4% and 32.6% for 1999 and 1998, respectively. Year-to-date international sales represented 23.9% and 29.0% of total sales for 1999 and 1998, respectively.

Item 2.

              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

Overview

For the three months ended January 31, 1999, net sales decreased 5.4% to $112.1 million compared with $118.5 million in the year-earlier period. Net income for the quarter totaled $1.5 million, or $0.12 per share diluted, compared with net income of $4.0 million, or $0.31 per share diluted, for the third quarter of fiscal 1998. Net sales for the quarter, excluding Artee Industries, decreased 8.5% versus the same quarter of last year. Artee Industries was acquired at the beginning of the fourth quarter of fiscal 1998. During the quarter, demand for Culp Velvets/Prints products being shipped directly or indirectly into the emerging markets of Russia and other former Soviet countries, and Eastern Europe continued to experience a slowdown, which began after the close of fiscal 1998. All of these areas are generally experiencing very weak economic conditions which, in turn, have affected demand for furniture and other home furnishings. Sales of upholstery fabrics to US-based manufacturers were generally flat as compared with the same quarter a year ago. This portion of the company's business has been generally soft throughout fiscal 1998 and fiscal 1999. Demand for the company's products is dependent on the various factors which affect consumer purchases of upholstered furniture and bedding, including housing starts and sales of existing homes, the level of consumer confidence, prevailing interest rates for home mortgages and the availability of consumer credit.

Three and Nine Months ended January 31, 1999 compared with Three and Nine Months ended February 1, 1998

Net Sales. For the three months ended January 31, 1999, net sales decreased 5.4% to $112.1 million compared with $118.5 million in the year-earlier period. For the first nine months of fiscal 1999, net sales increased by $10.0 million or 2.9%, compared with the year earlier period. The decrease in sales for the third quarter was primarily due to a decline in international sales of $14.6 million, partially offset by the incremental sales of $3.3 million from Artee Industries (which was acquired in February
1998) and the increase in sales of $2.3 million of Culp Home Fashions. The increase in sales for the first nine months was due to inclusion of sales of $26.1 million from Artee Industries and Phillips Mills. Phillips Mills was acquired in August 1997. These incremental sales were offset in part by a decline in sales of certain products of the Culp Velvets/Prints division that are primarily marketed internationally. Sales for the third quarter and first nine months from Culp Velvets/Prints decreased $9.1 million and $22.7 million, respectively, from the prior year periods. These were declines of 20.6% and 17.9%, respectively. A large percentage of the company's international sales have been generated in recent years by shipments directly or indirectly to customers in the emerging markets of Russia and other former Soviet countries, and Eastern Europe. All of these areas are experiencing very weak economic conditions which, in turn, have affected demand for furniture and other home furnishings. The company has significantly curtailed production schedules for these fabrics and has shifted its marketing focus for this product category to geographic areas where demand is more favorable.

Sales for the third quarter and first nine months from the Culp Decorative Fabrics business unit decreased $2.9 million and increased $11.5 million, respectively, from the prior year periods. These numbers represent a decline of 5.4% and an increase of 7.7%, respectively. The first nine months' increase is primarily attributable to the incremental sales in the first quarter from Phillips Mills. Sales for the third quarter and first nine months from the Culp Home Fashions unit, which principally consists of mattress ticking and bedding products, rose 11.2% and 7.7%, respectively, increases of $2.3 million and $4.9 million, respectively.

Gross Profit and Cost of Sales. Gross profit for the third quarter of 1999 decreased by $1.7 million and amounted to 17.1% of net sales compared with 17.6% in the third quarter of 1998. For the first nine months, gross profit decreased by $7.1 million and amounted to 15.2% of net sales compared with 17.7% a year ago. The company was affected by an under-absorption of fixed costs as a result of lower-than-expected sales in certain business units, especially in certain product categories where international sales represent a significant portion of shipments, as discussed above. Competitive pressures also contributed to the decline in margins from a year ago. The cost of raw materials has been flat to slightly lower thus far during fiscal 1999. Management expects that the continuing slowdown in international sales of certain fabrics, combined with other competitive issues, will likely lead to lower gross profit compared with the prior year through fiscal 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of net sales for the third quarter of 1999 to 12.6% compared with 11.1% a year ago. For the first nine months, these expenses increased as a percentage of sales to 12.6% versus 11.1% for the prior year. The company was affected by lower-than-expected sales in certain product categories. The increase in absolute dollars from a year ago resulted from the Artee acquisition, increased costs in sampling new product and higher costs for credit expenses.

Interest Expense. Net interest expense for the third quarter of 1999 was $2.3 million, up from $2.1 million the same quarter of 1998, and for the first nine months was $7.1 million versus $5.0 million last year. The increase is due principally to borrowings related to the acquisition of Artee Industries in February 1998 and Phillips Mills in August 1997. The company also has higher borrowings due to financing of prior year capital expenditures.

Other Expense. Other expense of $492,000 during the third quarter was comparable with the year-earlier period. For the first nine months of 1999, other expense increased to $1.9 million vs. $1.2 million last year, principally due to the amortization of goodwill associated with the acquisitions of Artee Industries and Phillips Mills and to the write-off of certain fixed assets in the first quarter.

Income Taxes. The effective tax rate for the quarter was 32.9% compared with 22.2% for the same quarter during the prior year. The lower tax rate in the prior year resulted from higher than expected tax benefits related to the company's foreign sales corporation (FSC).

Net Income Per Share. Net income per share for the third quarter of 1999 totaled $0.12 per share diluted compared with $0.31 per share diluted a year ago. For the first nine months, the company reported net income of $0.02 per share diluted versus net income of $0.88 per share diluted in the prior year.


Liquidity and Capital Resources

Liquidity. Cash and cash investments were $655,000 as of January 31, 1999, compared with $348,000 at February 1, 1998, and $2.3 million at the end of fiscal 1998. Funded debt (long-term debt, including current maturities, less restricted investments) was $138.5 million at the close of the third quarter, down from $141.2 million as of February 1, 1998, and down from $151.6 million at the end of fiscal 1998. As a percentage of total capital (funded debt plus total shareholders' equity), the company's borrowings amounted to 51.5% as of January 31, 1999, compared with 53.7% as of February 1, 1998, and 53.5% at the end of fiscal 1998. The company's working capital as of January 31, 1999 was $95.7 million, compared with $104.0 million as of February 1, 1998, and $102.7 million at the close of fiscal 1998.



Cash from operating activities, principally resulting from a decrease in inventories and accounts receivable and depreciation, provided $25.0 million during the first nine months. Capital expenditures during the first nine months totaled $8.5 million. Financing activities, principally payments on long-term borrowings, utilized $18.1 million in cash during the first nine months.

Financing Arrangements. As of January 31, 1999, the company had outstanding balances of $25 million under a $88 million syndicated five-year, unsecured, multi-currency revolving credit facility. The company also has $75 million of senior unsecured notes ("Notes") with insurance companies, which were placed in March 1998. The Notes have a fixed coupon rate of 6.76% and an average term of 10 years. In addition, the company has a total of $35.2 million in outstanding industrial revenue bonds ("IRBs") which have been used to finance capital expenditures. The IRBs are collateralized by restricted investments of $3.4 million as of January 31, 1999, and letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder.

In October 1998, the company amended the syndicated revolving credit facility to amend certain covenants. Additionally, the amendment increased the interest rate 0.375% to LIBOR plus 1.125%. On borrowings outstanding at January 31, 1999, the interest rate was 6.28%.

The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. As of January 31, 1999, the company was in compliance with the amended financial covenants.

As of January 31, 1999, the company had three interest rate swap agreements to reduce its exposure to floating interest rates on a $25 million notional amount. The effect of these contracts is to "fix" the interest rate payable on $25 million of the company's bank borrowings at a weighted average rate of 7.1%. The company also enters into foreign exchange forward and option contracts to hedge against currency fluctuations with respect to firm commitments to purchase certain machinery, equipment, raw materials and certain anticipated Canadian dollar expenses of the company's Canadian subsidiary.

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

The initiative for traditional information systems, which started in 1992, has led to substantial completion of the assessment, required changes and testing of the company's operational systems (order entry, billing, sales, finished goods) and financial systems (payroll, human resources, accounts payable, accounts receivable, general ledger, fixed assets). The company is currently focused on modifying the remaining systems that support the company's manufacturing processes. The programming and testing of these systems is expected to be completed by April 1, 1999. Implementation of these systems is expected to be completed by June 30, 1999.

The second area of focus has been an assessment of non-traditional information technology, which includes the electronics in equipment such as telephone switches and manufacturing equipment. Inventories of this equipment have been completed and correspondence has been initiated with vendors and suppliers of this equipment. The company is currently evaluating the vendor responses and testing the equipment. After the testing phase is complete, the company will conduct a review of the inventories and the testing procedures, with this phase expected to be completed by July 31, 1999.

The third area of focus is communications with suppliers and vendors to understand their level of readiness and assure a constant flow of materials to support business plans. Communication to date has shown a high level of awareness and planning by these parties. We have a response rate in the 60%
- 70% range, and at the present time no material problems or concerns are indicated by these responses.

Formal contingency plans will not be formulated unless the company has identified specific areas where there is a substantial risk of year 2000 problems occurring. No such areas have been identified.

The plan is being administered by a team of internal staff and management. Costs incurred in the company's readiness effort are being expensed as incurred. Anticipated costs are expected to approximate $800,000 and to date $265,000 has been spent. This project, and the year 2000 issue in general, are not expected to have a significant effect on the company's operations, though no assurance can be given in this regard.



Forward-Looking Information

The company's quarterly report on Form 10-Q contains statements that could be deemed "forward-looking statements," within the meaning of the federal securities laws. Such statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by qualifying words such as "expect," "believe," "estimate," "plan" and "project" and their derivatives. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income and general economic conditions. Decreases in these economic indicators could have a negative effect on the company's business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely. Because of the significant percentage of the company's sales derived from international shipments, strengthening of the U.S. dollar against other currencies could make the company's products less competitive on the basis of price in markets outside the United States. Additionally, economic and political instability in international areas could affect the demand for the company's products.



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

     10(nn) Second Amendment to Credit Agreement dated October 26, 1998, among Culp, Inc., Wachovia Bank, N.A., as agent, First Union National Bank, as documentation agent, and Wachovia Bank, N.A., First Union National Bank, and SunTrust Bank, Atlanta. This amendment was filed as Exhibit 10(nn) to the Company's Form 10-Q for the quarter ended November 1, 1998, and is incorporated herein by reference.

     27         Financial Data Schedule







(b)  Reports on Form 8-K:

The following report on Form 8-K was filed during the period covered by this report:

     (1) Form 8-K dated November 18, 1998, included under Item 5, Other Events, disclosure of the Company's press release for quarterly earnings and the Company's Financial Information Release relating to the financial information for the second quarter ended November 1, 1998.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CULP, INC.
                                    (Registrant)


Date: March 17, 1999            By:  s/s  Phillip W. Wilson
                                          Phillip W. Wilson
                                          Vice President and Chief Financial
                                          and Accounting Officer

                                          (Authorized to sign on behalf
                                          of the registrant and also signing
                                          as principal financial officer)