Form 10-K
period 1999-05-02
CULP INC
filed 1999-07-30
CIK 723603

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 2, 1999

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

                       Common Stock, Par Value $.05/Share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. YES X NO ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of July 19, 1999, 12,040,484 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $94,787,273 based on the closing sales price of such stock as quoted on the New York Stock Exchange (NYSE), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
Part II
     Portions of the Company's Annual Report to Shareholders for the fiscal year ended May 2, 1999 are incorporated by reference into Items 5,6,7 and 8.

Part III
     Portions of the Company's Proxy Statement dated August 13, 1999 in connection with its Annual Meeting of Shareholders to be held on September 21, 1999 are incorporated by reference into Items 10, 11, 12 and 13.

                                  CULP, INC.
                               FORM 10-K REPORT
                               TABLE OF CONTENTS

Item No.                                                                  Page
--------                                                                  ----
                                    PART I

1.    Business
         Overview............................................................3
         Segments............................................................4
         Business Strategy...................................................5
         Capital Expenditures................................................6
         Overview of Industry................................................6
         Overview of Residential Furniture Industry..........................7
         Overview of Commercial Furniture Industry...........................8
         Overview of Bedding Industry........................................8
         Products............................................................8
         Manufacturing......................................................10
         Product Design and Styling.........................................11
         Distribution.......................................................11
         Sources and Availability of Raw Materials..........................11
         Competition........................................................12
         Technology.........................................................12
         Environmental and Other Regulations................................13
         Employees..........................................................13
         Customers and Sales................................................14
         Net Sales by Geographic Area.......................................14
         Backlog............................................................14
         Year 2000 Considerations...........................................14

2.    Properties............................................................16

3.    Legal Proceedings.....................................................17

4.    Submission of Matters to a Vote of  Security Holders..................17


                                    PART II

5.    Market for the Registrant's Common Stock
        and Related Stockholder Matters.....................................17

6.    Selected Financial Data...............................................17

7.    Management's Discussion and Analysis of
        Financial Condition and Results of Operations.......................17

7A.   Quantitative and Qualitative Disclosures
        About Market Risk...................................................17

8.    Consolidated Financial Statements and Supplementary Data..............18

9.    Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure..............................18




                                    PART III

10.   Directors and Executive Officers of the
        Registrant..........................................................19

11.   Executive Compensation................................................19

12.   Security Ownership of Certain
        Beneficial Owners and Management....................................19

13.   Certain Relationships and Related
        Transactions........................................................19


                                    PART IV

14.   Exhibits, Financial Statement Schedules
        and Reports on Form 8-K.............................................20

      Documents filed as part of this report................................20

      Exhibits..............................................................21

      Reports on Form 8-K...................................................27

      Financial Statement Schedules.........................................27

      Signatures ...........................................................28

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

      Culp is one of the largest manufacturers and marketers of furniture upholstery fabrics in the world and is a leading global producer of mattress fabrics (known as mattress ticking). The Company's fabrics are used principally in the production of residential and commercial furniture and bedding products, including sofas, recliners, chairs, loveseats, sectionals, sofa-beds, office seating, panel systems and mattress sets. Culp markets one of the broadest product lines in its industry, with a wide range of fabric constructions, patterns, colors, textures and finishes. This breadth is made possible by Culp's extensive manufacturing capabilities that include a variety of weaving, printing and finishing operations and the ability to produce various yarns and unfinished base fabrics (known as greige goods) used in its products. Although most of the Company's competitors emphasize one particular type of fabric, Culp competes in every major category except leather, which accounts for a relatively small portion of the residential furniture market. Culp's staff of over 75 designers and support personnel utilize Computer Aided Design (CAD) systems to develop the Company's own patterns and styles. Culp's product line currently includes more than 3,000 upholstery fabric patterns and 1,000 mattress-ticking styles. Although Culp markets fabrics at most price levels, the Company has emphasized fabrics that have a broad appeal in the "good" and "better" price categories of furniture and bedding.

      Culp markets its products worldwide, with sales to customers in over 50 countries. While total sales have grown from $308.0 million in fiscal 1995 to $483.1 million in fiscal 1999, the Company's international sales have increased from $58.0 million to $113.4 million during the same period. Although shipments to U.S.-based customers continue to account for most of the Company's sales, Culp's success in building a global presence has led to a significant proportion of sales to international accounts (23% of net sales for fiscal 1999). The Company's network of approximately 30 international sales agents represents Culp's products in major furniture and bedding markets outside the United States.

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

      Culp's position as a leading global marketer of upholstery fabrics and mattress ticking has been achieved through internal expansion and strategic acquisitions. The most recent acquisitions include Rayonese in fiscal 1995 and Phillips Mills, Wetumpka Yarn and Artee Industries in fiscal 1998.

Segments

      The Company's operating segments are upholstery fabrics and mattress ticking, with related divisions organized within those segments. The divisions within upholstery fabrics are Culp Decorative Fabrics, Culp Velvets/Prints and Culp Yarn. The division within mattress ticking is Culp Home Fashions. Each division is accorded considerable autonomy and is responsible for designing, manufacturing and marketing its respective product lines. Considerable synergies exist among the divisions, including the sharing of common raw materials made internally, such as polypropylene yarns, certain dyed and spun yarns, greige goods and printed heat-transfer paper. Products manufactured at one division's facility are commonly transferred to another division's facility for additional value-added processing steps. The following table sets forth certain information for each of the Company's segments/divisions.


                            Culp's Segments/Divisions
                            -------------------------
                                             FISCAL 1999     PRODUCT LINES
                                              NET SALES      (BASE CLOTH, IF
      SEGMENT             DIVISION          (in millions)    APPLICABLE)
      -------             --------          -------------    -----------

  Upholstery Fabrics      Culp Decorative      $222.1        Woven jacquards
                            Fabrics                          Woven dobbies

                          Culp
                             Velvets/Prints    $144.1        Wet prints (flocks)
                                                             Heat-transfer
                                                             prints
                                                             (jacquard, flock)
                                                             Cotton prints
                                                             Woven velvets
                                                             Tufted velvets
                                                             (woven polyester)

                             Culp Yarn          $21.5        Pre-dyed spun yarns
                                                             Chenille yarns

  Mattress Ticking           Culp Home          $95.4        Woven jacquards
                                Fashions                     Heat-transfer
                                                             prints  (jacquard,
                                                             knit,  sheeting)
                                                             Pigment prints
                                                             (jacquard,  knit,
                                                             sheeting, non-
                                                             woven)

      CULP DECORATIVE FABRICS. Culp Decorative Fabrics manufactures and markets jacquard and dobby woven fabrics used primarily for residential and commercial furniture. Culp Decorative Fabrics' manufacturing facilities are located in Burlington, Graham and Monroe, North Carolina, Pageland, South Carolina, Chattanooga, Tennessee and West Hazleton, Pennsylvania. Culp Decorative Fabrics has become increasingly vertically integrated, complementing its extensive weaving capabilities with the ability to extrude, dye and texturize yarn. The designs marketed by Culp Decorative Fabrics range from intricate, complicated patterns such as floral and abstract designs to patterns associated with casual living styles that are popular with motion furniture. Culp Decorative Fabrics accounts for the majority of the Company's sales to the commercial furniture market. The Company maintains an inventory at a third-party warehouse in Grand Rapids, Michigan to supply fabrics marketed by Culp Decorative Fabrics to large commercial furniture manufacturers on a "just in time" basis.

      CULP VELVETS/PRINTS. Culp Velvets/Prints manufactures and markets a broad range of printed and velvet fabrics. These include wet-printed designs on flock base fabrics, heat-transfer prints on jacquard and flock base fabrics, cotton prints, woven velvets and tufted velvets. These fabrics typically offer manufacturers richly colored patterns and textured surfaces. Recent product development improvements in manufacturing processes have significantly enhanced the quality of printed flock fabrics which are principally used for residential furniture. These fabrics are also used for other upholstered products such as baby car seats. These fabrics are manufactured at Burlington, North Carolina, Anderson, South Carolina, and Lumberton, North Carolina.

      CULP YARN. Culp Yarn manufactures and markets a variety of pre-dyed spun yarns, including WrapSpun(TM), open-end spun, ring spun and chenille yarns. Culp Yarn operates manufacturing facilities in Shelby, Cherryville, and Lincolnton, North Carolina and Wetumpka, Alabama. The Wetumpka facility was acquired in December 1997 and the other Culp Yarn plants were purchased in February 1998. Over half of the production of Culp Yarn is used internally by other Culp divisions. The external sales are directed to the upholstery fabric, carpet and apparel markets, and a portion of these shipments are to competitors of Culp. Culp Yarn has provided Culp more control over its supply of spun and chenille yarns and complemented the Company's increased emphasis on developing new designs.

        CULP HOME FASHIONS. Culp Home Fashions principally markets mattress ticking to bedding manufacturers. These fabrics encompass woven jacquard ticking as well as heat-transfer and pigment-printed ticking on a variety of base fabrics, including jacquard, knit, poly/cotton sheeting and non-woven materials. Culp Home Fashions has successfully blended its diverse printing and finishing capabilities with its access to a variety of base fabrics to offer innovative designs to bedding manufacturers for mattress products. Printed jacquard fabrics offer customers better values with designs and textures of more expensive fabrics. Jacquard greige goods printed by Culp Home Fashions are primarily provided by the division's Rayonese facility. Culp Home Fashions' manufacturing facilities are located in Stokesdale, North Carolina and St. Jerome, Quebec.

BUSINESS STRATEGY

      The Company's plan to maintain leadership in the global upholstery fabric and mattress ticking segments is based on a business strategy that includes five main initiatives:

      CUSTOMER SERVICE AND VERTICAL INTEGRATION - continuing to enhance the competitive value of its upholstery fabrics and mattress ticking through a company-wide initiative to raise efficiency and improve customer service. Important aspects of this program have included attaining more consistent product quality, improving delivery standards and offering more innovative designs. The Company's ability to realize progress in these areas in the past has been aided significantly by becoming more vertically integrated through capital expansion projects and strategic acquisitions. Representative steps have included adding capacity for producing unfinished jacquard greige goods, extruding polypropylene yarn and most recently, manufacturing spun and specialty yarn.

      BROAD PRODUCT OFFERING - continuing to market one of the broadest product lines in upholstery fabrics and mattress ticking. Through its extensive manufacturing capabilities, the Company competes in every major category except leather.

      DIVERSE GLOBAL CUSTOMER BASE - increasing its penetration into other end-use markets in addition to U.S. residential furniture, such as bedding, international, commercial furniture and juvenile furniture.

      DESIGN INNOVATION - continuing to invest in the design of upholstery fabrics and ticking with appealing patterns and textures. An integral component of the value Culp provides to customers is supplying fabrics that are fashionable and meet current consumer preferences. The Company's principal design resources are now consolidated in a single facility that provides advanced CAD systems and promotes a sharing of innovative designs among the divisions.

      ADDITIONAL ACQUISITIONS - investing in selective acquisitions complementary to existing segments/divisions.

CAPITAL EXPENDITURES

      Since fiscal 1994, the Company has invested $106 million in capital expenditures to expand its manufacturing capacity, install more efficient production equipment and vertically integrate its operations. These expenditures have included, among other things, the installation of narrow and wide-width weaving machines and additional printing equipment to support the growth in woven and printed upholstery fabrics and mattress ticking. The Company spent approximately $10.7 million in capital expenditures during fiscal 1999 for expansion, vertical integration and modernization. This level of capital spending was well below the $35.9 million in capital expenditures during fiscal 1998. During 1999, the principal expansion project involved expansion of facilities (Stokesdale, North Carolina and St. Jerome, Quebec, Canada) at Culp Home Fashions. The key project relating to vertical integration included expanding polypropylene extrusion capacity. Projects to modernize existing facilities encompassed a number of smaller investments throughout the Company's operations.

      During 1999, much of the Company's managerial focus shifted to realizing higher efficiencies from the investments made during fiscal 1998. As a result, capital expenditures for fiscal 1999 were less than a third spent in fiscal 1998. The Company is currently planning on capital expenditures for fiscal 2000 of approximately $20 million.

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

OVERVIEW OF RESIDENTIAL FURNITURE INDUSTRY

      The upholstery fabric industry is highly competitive, particularly among manufacturers in similar market niches. American Furniture Manufacturers Association, a trade association, reports that manufacturers of residential furniture in the United States shipped products valued at approximately $23.5 billion (wholesale) during 1998. Approximately 40% of this furniture is believed to consist of upholstered products. The upholstered furniture market has grown from $5.4 billion in 1991 to $9.4 billion in 1998.

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

      There is an established trend toward consolidation at all levels within the home furnishings industry. Furniture/Today has reported that the ten largest residential furniture manufacturers accounted for over 37% of the industry's total shipments in 1998, up from a 23% share in 1985. This trend is expected to continue, particularly because of the need to invest increasing capital to maintain modern manufacturing and distribution facilities as well as to provide the sophisticated computer-based systems and processes necessary to interface in the supply chain between retailers and suppliers. This trend toward consolidation is resulting in fewer, but larger, customers for upholstery fabric manufacturers. The Company believes that this environment favors larger upholstery fabric manufacturers capable of supplying a broad range of product choices at the volumes required by major furniture manufacturers on a timely basis.

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

      After a decade of consistent yearly growth, Culp's international sales declined 17% in 1999 to $113.4 million. The Company believes that this experience mirrors that of other suppliers of fabrics to markets in Europe and Asia that were adversely affected by serious economic turbulence during the year. The Company does not believe that this decline suggests any structural shift in the competitive position of Culp or in the long-term opportunities that are presented by rising demand for furniture in developing countries. Consumers in these areas are often attracted to those designs and fashions that mirror American tastes, and U.S.-based manufacturers such as Culp have been able to capitalize on this preference. Production costs of fabrics involve a relatively low labor component, which provides an advantage for a company with modern, efficient manufacturing equipment and systems. The large size of the furniture market within the United States has helped establish an upholstery fabrics industry that features ready access to a variety of raw materials, larger manufacturers with lower costs resulting from economies of scale and the availability of new designs and patterns. The Company believes that these characteristics assist Culp in competing effectively in international markets.

OVERVIEW OF COMMERCIAL FURNITURE INDUSTRY

      The commercial furniture market in the United States represents annual shipments by manufacturers valued at approximately $12 billion. Seating and office systems, which represent the primary uses of upholstery in this industry, represented annual sales of approximately $7 billion annually. At the manufacturing level, the industry is highly concentrated. The top five manufacturers of commercial furniture account for an estimated 65% of total industry shipments. Although demand for commercial furniture can be affected by general economic trends, the historical pattern has been one of generally steady growth.

      Dealers aligned with specific furniture brands account for over half of industry shipments of commercial furniture. Some shift in the distribution of commercial furniture has occurred in recent years in conjunction with the growth in national and regional chains featuring office supplies.

OVERVIEW OF BEDDING INDUSTRY

      According to data compiled by the International Sleep Products Association ("ISPA"), the domestic conventional bedding market, which generated estimated wholesale revenues of $3.8 billion during calendar year 1998, includes approximately 800 manufacturers of mattress sets. The conventional bedding market accounts for approximately 90% of the domestic bedding market. Approximately 71% of the conventional bedding manufactured in the U.S. is sold to furniture stores and specialty sleep shops. Most of the remaining 29% is sold to department stores, national mass merchandisers, membership clubs and factory direct stores. Approximately two-thirds of conventional bedding is sold for replacement purposes and the average time lapse between mattress purchases is approximately 10 to 12 years.

PRODUCTS

      As described above, the Company's products include upholstery fabrics and mattress ticking.

      UPHOLSTERY FABRICS. The Company derives the majority of its revenues from the sale of upholstery fabrics primarily to the residential and commercial (contract) furniture markets. Sales of upholstery fabrics totaled 80% of sales for fiscal 1999. The Company has emphasized fabrics and patterns that have broad appeal at promotional to medium prices, generally ranging from $2.20 per yard to $9.50 per yard.

      MATTRESS TICKING. The Company also manufactures mattress ticking (fabric used for covering mattresses and box springs) for sale to bedding manufacturers. Sales of mattress ticking constituted 20% of sales in fiscal 1999. The Company has emphasized fabrics and patterns which have broad appeal at prices generally ranging from $1.20 to $8.00 per yard.

      The Company's upholstery fabrics and mattress ticking can each be broadly grouped under the three main categories of wovens, prints and velvets. The following table indicates the product lines within each of these categories, a brief description of their characteristics and identification of their principal end-use markets.

                             Culp Fabric Categories
                             ----------------------
                                                                Principal
Upholstery Fabrics               Characteristics                Markets
------------------               ---------------                ---------
Wovens:
Jacquards          Elaborate, complex designs such as florals   Residential
                   and tapestries in traditional, transitional  furniture
                   and contemporary styles.  Woven on           Commercial
                   intricate looms using a wide variety of      furniture
                   synthetic and natural yarns.

Dobbies            Geometric designs such as plaids, stripes    Residential
                   and solids in traditional and country        furniture
                   styles.  Woven on less complicated looms     Commercial
                   using a variety of weaving constructions     furniture
                   and primarily synthetic yarns.

Prints:
Wet prints         Contemporary patterns with deep, rich        Residential
                   colors on a nylon flock base fabric for      furniture
                   a very soft texture and excellent            Juvenile
                   wearability. Produced by screen printing     furniture
                   directly onto the base fabric.

Heat-transfer      Sharp, intricate designs on flock or         Residential
prints             jacquard base fabrics.  Plush feel           furniture
                   (flocks), deep colors (jacquards) and        Juvenile
                   excellent wearability.  Produced by using    furniture
                   heat and pressure to transfer color from printed paper onto base fabric.

Cotton prints      A broad variety of designs featuring deep,   Residential
                   rich colors printed on woven cotton base     furniture
                   fabrics with excellent wearability.
                   Produced by screen printing directly onto the base fabric.

Velvets:
Woven velvets      Basic designs such as plaids and             Residential
                   semi-plains in traditional and               furniture
                   contemporary styles with a plush feel.
                   Woven with a short-cut pile using
                   various weaving methods and synthetic
                   yarns.

Tufted velvets     Lower cost production process of velvets in  Residential
                   which synthetic yarns are punched into a     furniture
                   base polyester fabric for texture. Similar designs as woven velvets.

                                                                Principal
Mattress Ticking               Characteristics                   Markets
----------------               ---------------                   -------
Wovens:
Jacquards          Florals and other intricate designs.         Bedding
                   Woven on complex looms using a wide
                   variety of synthetic and natural yarns.

Prints:
Heat-transfer      Sharp, detailed designs. Produced by         Bedding
prints             using heat and pressure to transfer
                   color from printed paper onto base
                   fabrics, including woven jacquards,
                   knits and poly/cotton sheetings.

Pigment prints     Variety of designs produced economically     Bedding
                   by screen printing pigments onto a
                   variety of base fabrics, including
                   jacquards, knits, poly/cotton sheeting
                   and non-wovens.
================================================================================
      Although fabrics marketed for upholstery applications and those used for mattress ticking may have similar appearances, mattress ticking must be manufactured on weaving and printing equipment in wider widths to accommodate the physical size of box springs and mattresses. The Company's products include all major types of coverings, except for leather, that manufacturers use today for furniture and bedding. The Company also markets fabrics for certain specialty markets, but these do not currently represent a material portion of the Company's business.

MANUFACTURING

      Substantially all of the upholstery fabric and mattress ticking currently marketed by Culp is produced at the Company's seventeen (17) manufacturing facilities. These plants encompass a total of 2.7 million square feet and include yarn extrusion, spinning, dyeing and texturizing equipment, narrow and wide-width jacquard looms, dobby and woven velvet looms, tufting machines, printing equipment for pigment, heat-transfer and wet printing, fabric finishing equipment and various types of surface finishing equipment (such as washing, softening and embossing). Culp is actively pursuing ISO certification for its manufacturing facilities. ISO certification is an international recognition of a company's ability to deliver high quality products and services. Culp's facilities at Stokesdale, North Carolina, which produces mattress ticking, and at Anderson, South Carolina, which produces woven velvet upholstery fabric, were awarded ISO-9002 certification during fiscal 1997. Additionally, the Company's facility at Pageland, South Carolina, which produces jacquard and dobby upholstery fabric, and the finishing facility in Burlington, North Carolina were awarded ISO-9002 certification in fiscal 1998. During fiscal 1999, the Company's weaving facility in Graham, North Carolina and the Culp Velvets/Prints plant in Burlington, North Carolina successfully completed ISO-9002 registration. The Company is planning to complete the ISO certification process at its other facilities over the next several years.

      The Company's woven fabrics are made from various types of synthetic and natural yarn, such as polypropylene, polyester, acrylic, rayon, nylon or cotton. Yarn is woven into various fabrics on jacquard, dobby or velvet weaving equipment. Once the weaving is completed, the fabric can be printed or finished using a variety of processes. The Company currently extrudes and spins a portion of its own needs for yarn and purchases the remainder from outside suppliers. As a result of the acquisition of the Culp Yarn plants during fiscal 1998, Culp produces internally a substantial amount of its needs for spun and chenille yarns. The Company also supplies other fabric manufacturers with spun yarns manufactured by Culp Yarn. Culp purchases a significant amount of greige goods (unfinished, uncolored base fabrics) from other suppliers to be printed at the Company's plants, but has increased its internal production capability for jacquard greige goods. The acquisition of Rayonese in fiscal 1995 increased the Company's capacity to produce its own jacquard greige goods. Culp has installed additional airjet weaving machines at Rayonese to significantly increase its capacity for jacquard greige goods.

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

PRODUCT DESIGN AND STYLING

      Consumer tastes and preferences related to upholstered furniture and bedding change, albeit gradually, over time. The use of new fabrics and designs remains an important consideration for manufacturers to distinguish their products at retail and to capitalize on even small changes in preferred colors, patterns and textures. Culp's success is largely dependent on the Company's ability to market fabrics with appealing designs and patterns. Culp has a staff of over 75 designers and support personnel involved in the design and development of new patterns and styles, including designers with experience in designing products for specific international markets. Culp uses computer aided design (CAD) systems in the development of new fabrics which assists the Company in providing a very flexible design program. These systems have enabled the Company's designers to experiment with new ideas and involve customers more actively in the process. The use of CAD systems also has supported the Company's emphasis on integrating manufacturing considerations into the early phase of a new design. The completion of the Howard L. Dunn, Jr. design center in January 1998 has enabled most of the Company's designers to be located in the same facility to support the sharing of design ideas and CAD and other technologies. The design center has enhanced the Company's merchandising and marketing efforts by providing an environment in which customers can be shown new products as well as participate in product development initiatives.

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

DISTRIBUTION

      The majority of the Company's products are shipped directly from its distribution centers at or near manufacturing facilities. This "direct ship" program is primarily utilized by large manufacturers. Generally, small and medium-size residential furniture manufacturers use one of the Company's three regional distribution facilities which have been strategically positioned in areas which have a high concentration of residential furniture manufacturers High Point, North Carolina, Los Angeles, California and Tupelo, Mississippi. In addition, the Company maintains an inventory of upholstery fabric at a warehouse in Grand Rapids, Michigan to supply large commercial furniture manufacturers in that area on a "just in time" basis. The Company closely monitors demand in each distribution territory to decide which patterns and styles to hold in inventory. These products are available on demand by customers and are usually shipped within 48 hours of receipt of an order. Substantially all of the Company's shipments of mattress ticking are made from its manufacturing facilities in Stokesdale, North Carolina and St. Jerome, Quebec, Canada.

      In international markets, Culp sells primarily to distributors that maintain inventories of upholstery fabrics for resale to furniture manufacturers. The Company plans to explore the establishment of distribution facilities in certain areas outside the United States to support international sales.

SOURCES AND AVAILABILITY OF RAW MATERIALS

      Raw materials account for more than half of the Company's total production costs. The Company purchases various types of synthetic and natural yarns (polypropylene, polyester, acrylic, nylon, rayon and cotton), synthetic staple fibers (acrylic, rayon, polypropylene, polyester), various types of greige goods (poly/cotton wovens and flocks, polyester wovens, poly/rayon and poly/cotton jacquard wovens, polyester knits, poly/cotton sheeting and non-wovens), polypropylene resins, nylon flock fibers, rayon staple, latex adhesives, dyes and chemicals from a variety of suppliers. The Company has made a significant investment in becoming more vertically integrated and producing more of its jacquard greige goods, polypropylene yarns, package dyed yarns and printed heat-transfer paper internally. As a result, a larger portion of its raw materials are comprised of more basic commodities such as rayon staple, undyed yarns, polypropylene resin chips, certain polyester warp yarns, unprinted heat-transfer paper and unflocked poly/cotton base fabric. Although the Company is dependent upon one supplier for all of its nylon flock fibers and upon one supplier of acrylic staple, most of the Company's raw materials are available from more than one primary source. The prices of such materials fluctuate depending upon current supply and demand conditions and the general rate of inflation. Many of the Company's basic raw materials are petrochemical products or are produced from such products, and therefore the Company's raw material costs are particularly sensitive to changes in petrochemical prices. Generally, the Company has not had significant difficulty in obtaining raw materials.

COMPETITION

      In spite of the trend toward consolidation in the upholstery fabric market, the Company competes against a large number of producers, ranging from large manufacturers comparable in size to the Company to small producers and marketers of specialty fabrics. The Company believes its principal upholstery fabric competitors are the Burlington House Fabrics division of Burlington Industries, Inc., Joan Fabrics Corporation (including its Mastercraft division), Microfibres, Inc., and Quaker Fabric Corporation. Conversely, the mattress ticking market is concentrated in a few relatively large suppliers.

The Company believes its principal mattress ticking competitors are Bekaert Textiles B.V., Blumenthal Print Works, Inc., Burlington House Fabrics division of Burlington Industries, Inc. and Tietex, Inc. Although the Company is one of the largest suppliers of furniture upholstery fabrics and a leading supplier of mattress ticking to the bedding industry, some of the Company's competitors are larger overall and have greater financial resources than the Company. Competition for the Company's products is based primarily on price, design, quality, timing of delivery and service.

TECHNOLOGY

      Culp views the use of technology as a very important element in the Company's efforts to achieve higher levels of service to its customers and to produce and deliver its products in an efficient and cost-effective manner. Some of Culp's key initiatives in this area include:

o The Company has created a home page on the Internet (WWW.CULPINC.COM). Through the Internet and the Culp home page, customers can use a system known as CulpLink to view their current order status, shipping and invoice information, and twelve months of sales history. The CulpLink system was developed internally by the Company's MIS department and provides superior communication with customers throughout the world.

o Culp has implemented significant upgrades to its design technology and has opened the state-of-the-art Howard L. Dunn, Jr. Design Center. The Company has used computer aided design (CAD) technology for many years, and recent upgrades in hardware and software in the CAD department have made the process of moving from design to a finished project both faster and simpler. The Company also has implemented an image archiving system that will allow electronic storage of all artwork and easy access to artwork for designers.

o Local Area Networks (LANs) have been installed at individual plants, and all of these are combined into one Wide Area Network (WAN), allowing easy information exchange among various Culp locations and communication with customers and suppliers through the Internet. Culp has installed fiber optic cable networks as the communication backbone throughout the Company, placing the Company in position to easily expand the user base and to take advantage of this faster data transfer medium for potential future uses such as video conferencing and transferring large files like those required for digital images.

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

EMPLOYEES

      As of May 2, 1999, the Company had approximately 4,000 employees. All of the hourly employees at the Company's facility in West Hazleton, Pennsylvania and all of the hourly employees at the Rayonese facility in Canada (approximately 13% of the Company's workforce) are represented by a union. The collective bargaining agreement with respect to the hourly employees at the Pennsylvania plant expires in 1999, while the collective bargaining agreement with respect to the Rayonese hourly employees expires in 2002. The Company is not aware of any efforts to organize any more of its employees and believes its relations with its employees are good.

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


                          Net Sales by Geographic Area
                             (dollars in thousands)

                      Fiscal  1999         Fiscal 1998         Fiscal  1997
                      ------------         -----------         ------------


United States      $369,730    76.5%   $339,492    71.2%   $297,308       74.5%
North America
(excluding U.S.)     31,102     6.5      31,160     6.5      27,479        6.9
Europe               19,578     4.1      30,775     6.5      25,245        6.3
Middle East          33,996     7.0      34,412     7.2      23,505        5.9
Asia and Pacific
  Rim                21,371     4.4      32,344     6.8      19,646        4.9
South America         3,484     0.7       5,158     1.1       2,604        0.7
All other areas       3,823     0.8       3,374     0.7       3,092        0.8
                      -----     ---       -----     ---       -----     ------
Subtotal            113,354    23.5     137,223    28.8     101,571       25.5
                    -------  ------     -------  ------     -------       ----

Total              $483,084   100.0%   $476,715   100.0%   $398,879      100.0%
                  ========= =======   ========= =======   =========   ========

BACKLOG

      Because a large portion of the Company's customers have an opportunity to cancel orders, it is difficult to predict the amount of the backlog that is "firm." Many customers may cancel orders before goods are placed into production, and some may cancel at a later time. In addition, the Company markets a significant portion of its sales through its Regional Warehouse System from in-stock order positions. On May 2, 1999, the portion of the backlog with confirmed shipping dates prior to June 6, 1999 was $38.6 million, and on May 3, 1998, the portion of the backlog with confirmed shipping dates prior to June 7, 1998 was $40.2 million.

YEAR 2000 CONSIDERATIONS

      Management has developed a plan to modify the Company's information technology to recognize the year 2000. The plan has three distinct areas of focus; namely, traditional information systems, technology used in support areas, and preparedness of suppliers and customers.

      The initiative for traditional information systems, which started in 1992, has led to substantial completion of the assessment, required changes and testing of the Company's operational systems (order entry, billing, sales, finished goods) and financial systems (payroll, human resources, accounts payable, accounts receivable, general ledger, fixed assets). The Company is currently focused on modifying the remaining systems that support the Company's manufacturing processes. The programming and testing of these systems was substantially completed by April 1, 1999, and implementation of these systems was substantially completed by June 30, 1999. The remaining system implementations are scheduled for completion during the second quarter of fiscal 2000.

      The second area of focus has been an assessment of non-traditional information technology, which includes the electronics in equipment such as telephone switches and manufacturing equipment. Inventories of this equipment have been completed and correspondence has been initiated with vendors and suppliers of this equipment. The Company is currently evaluating the vendor responses and testing the equipment. After the testing phase is complete, the Company will conduct a review of the inventories and the testing procedures, with this phase expected to also be completed during the second quarter of fiscal 2000.

      The third area of focus is communications with suppliers and customers to understand their level of readiness and assure a constant flow of materials to support business plans. Communication to date has shown a high level of awareness and planning by these parties. The Company has a response rate in the 60% - 70% range, and at the present time no material problems or concerns are indicated by these responses. However, if a significant vendor or customer is non-compliant, the Company can give no assurance that such occurrence will not have an adverse affect on the Company's results. The Company believes its action plans will minimize these risks and prevent any major interruptions in the flow of materials and products.

      Formal contingency plans will not be formulated unless the Company has identified specific areas where there is a substantial risk of year 2000 problems occurring. No such areas have been identified.

      The plan is being administered by a team of internal staff and management. Costs incurred in the Company's readiness effort are being expensed as incurred. Anticipated costs are expected to approximate $800,000 and to date an estimated $500,000 has been spent. This project, and the year 2000 issue in general, are not expected to have a significant effect on the Company's operations, though no assurance can be given in this regard.

                               ITEM 2. PROPERTIES


      The Company's headquarters are located in High Point, North Carolina, and the Company currently operates seventeen (17) manufacturing facilities and three
(3) regional distribution facilities. The following is a summary of the Company's principal administrative, manufacturing and distribution facilities. The manufacturing facilities are organized by segment.

                                                                             Approx.
                                                                             Total Area   Expiration
Location                                Principal Use                        (Sq. Ft.)    of Lease (2)
--------                                --------------                       ----------   ------------
o     Headquarters and Distribution
      Centers:  (1)
       High Point, North Carolina       Corporate headquarters               40,000        2015
       Burlington, North Carolina       Design Center                        30,000       Owned
       Los Angeles, California          Regional distribution                33,000        2007

o     Upholstery Fabrics:
       Graham, North Carolina           Manufacturing                       341,000       Owned
       Burlington, North Carolina       Manufacturing and distribution      302,000       Owned
       Pageland, South Carolina         Manufacturing                        96,000       Owned
       Burlington, North Carolina       Distribution and Yarn Warehouse     112,500       Owned
       Chattanooga, Tennessee           Manufacturing and distribution      290,000        2018
       West Hazleton, Pennsylvania      Manufacturing                       110,000        2013
       West Hazleton, Pennsylvania      Manufacturing and distribution      100,000        2008
       Monroe, North Carolina           Manufacturing                        70,000        2007
       Monroe, North Carolina           Manufacturing                        70,000        2004
       High Point, North Carolina       Sales and Design                     12,000        2007
       Burlington, North Carolina       Manufacturing and distribution      275,000        2021
       Lumberton, North Carolina        Manufacturing                       107,000       Owned
       Anderson, South Carolina         Manufacturing                        99,000       Owned
       High Point, North Carolina       Regional distribution                65,000        2008
       Tupelo, Mississippi              Regional distribution                57,000        2018
       Shelby, North Carolina           Manufacturing                       101,000       Owned
       Lincolnton, North Carolina       Manufacturing                        78,000       Owned
       Cherryville, North Carolina      Manufacturing                       135,000       Owned
       Wetumpka, Alabama                Manufacturing                       145,000       Owned

o     Mattress Ticking:
       Stokesdale, North Carolina       Manufacturing and distribution      220,000       Owned
       St. Jerome, Quebec, Canada       Manufacturing and distribution      202,000       Owned

                   -------------------------------------------

(1) Properties are used jointly by Upholstery Fabrics and Mattress Ticking
(2) Includes all options to renew

                            ITEM 3. LEGAL PROCEEDINGS

            There are no legal proceedings to which the Company, or its subsidiaries, is a party or of which any of their property is the subject that are required to be disclosed under this item.

                       ITEM 4. SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

            There were no matters submitted to a vote of shareholders during the fourth quarter ended May 2, 1999.

                                     PART II

                   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON
                      STOCK AND RELATED STOCKHOLDER MATTERS

            Information with respect to the market for the Company's common stock and related shareholder matters is included in the Company's Annual Report to Shareholders for the year ended May 2, 1999, in the Consolidated Statements of Shareholders' Equity (dividend information), in the Selected Quarterly Data under the caption "Stock Data," in the Selected Annual Data under the caption "Stock Data," in the Shareholder Information under the caption "Stock Listing" on the back cover page, which information is herein incorporated by reference.

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

                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

            The Company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. See additional disclosures about interest rate swap agreements in the Management's Discussion and Analysis of Financial Condition and Results of Operations in item 7 above. The Company's market risk sensitive instruments are not entered into for trading purposes. The Company has not experienced any significant changes in market risk since May 2, 1999.

            The Company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin under the Company's revolving credit agreement and variable rate debt in connection with the industrial revenue bonds. To lower or limit overall borrowing costs, the Company enters into interest rate swap agreements to modify the interest characteristics of portions of its outstanding debt. The agreements entitle the Company to receive or pay to the counterparty (a major bank), on a quarterly basis, the amounts, if any, by which the Company's interest payments covered by swap agreements differ from those of the counterparty. These amounts are recorded as adjustments to interest expense. The fair value of the swap agreements and changes in fair value resulting from changes in market interest rates are not recognized in the consolidated financial statements. The annual impact on the Company's results of operations of a 100 basis point interest rate change on the May 2, 1999 outstanding balance of the variable rate debt would be approximately $580,000 irrespective of any swaps associated with this debt.

            The Company's exposure to fluctuations in foreign currency exchange rates is due primarily to a foreign subsidiary domiciled in Canada and purchases of certain machinery, equipment and raw materials in foreign currencies. The Company's Canadian subsidiary uses the United States dollar as its functional currency. The Company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with the Canadian subsidiary. However, the Company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firm commitments to purchase certain machinery, equipment and raw materials. The Canadian subsidiary is not material to the Company's consolidated results of operations; therefore, the impact of a 10% change in the exchange rate at May 2, 1999 would not have a significant impact on the Company's results of operations or financial position. In addition, the Company had $0 of outstanding foreign exchange forward and option contracts as of May 2, 1999 and, as a result, any change in exchange rates would not have a significant impact on the Company's results of operations or financial position.


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

      EXCEPT FOR SUCH PORTIONS OF THE COMPANY'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED MAY 2, 1999 THAT ARE EXPRESSLY INCORPORATED BY REFERENCE INTO THIS REPORT, SUCH REPORT IS NOT TO BE DEEMED FILED AS PART OF THIS FILING.


            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            During the two years ended May 2, 1999 and any subsequent interim periods, there were no changes of accountants and/or disagreements on any matters of accounting principles or practices or financial statement disclosures.

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

                                     PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

a)    DOCUMENTS FILED AS PART OF THIS REPORT:

      1.    Consolidated Financial Statements

            The following consolidated financial statements of Culp, Inc. and subsidiary from the Company's Annual Report to Shareholders for the year ended May 2, 1999, are incorporated by reference into this report.

                                                           Page of Annual
                                                              Report to
                                                            Shareholders
Item                                                       [Exhibit 13(a)]
----                                                       ---------------
Consolidated Balance Sheets - May 2, 1999 and.................... 11
  May 3, 1998

Consolidated Statements of Income -
  for the years ended May 2, 1999,
  May 3, 1998, and April 27, 1997 ............................... 12

Consolidated Statements of Shareholders' Equity -
  for the years ended May 2, 1999,
  May 3, 1998 and April 27, 1997 ................................ 13

Consolidated Statements of Cash Flows -
  for the years ended May 2, 1999,
  May 3, 1998, and April 27, 1997 ............................... 14

Consolidated Notes to Financial Statements....................... 15

Report of Independent Auditors .................................. 24


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


     3(i) Articles of Incorporation of the Company, as amended, were filed as Exhibit 3(i) to the Company's Form 10-Q for the quarter ended January 29, 1995, filed March 5, 1995, and are incorporated herein by reference.

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

     10(q) Amendment to Lease Agreement dated as of December 14, 1994, by and between the Company and Rossville Investments, Inc. (formerly known as A & E Leasing, Inc.), was filed as Exhibit 10(y) to the Company's Form 10-Q, for the quarter ended January 29, 1995, filed on March 15, 1995, and is incorporated herein by reference.

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

     10(mm) First Amendment to Credit Agreement dated July 22, 1998 among Culp, Inc., Wachovia Bank, N.A., as agent, First Union National Bank, as documentation agent, and Wachovia Bank, N.A., First Union National Bank, SunTrust Bank, Atlanta, and Cooperatieve Centrale Raiffeisen-Boerenleeenbank B.A., Rabobank Nederland, New York Branch, as lenders. This amendment was filed as Exhibit 10(mm) to the Company's Form 10-Q for the quarter ended August 2, 1998, and is incorporated herein by reference.

     10(nn) Second Amendment to Credit Agreement dated October 26, 1998, among Culp, Inc., Wachovia Bank, N.A., as agent, First Union National Bank, as documentation agent, and Wachovia Bank, N.A., First Union National Bank, and SunTrust Bank, Atlanta, as lenders. This amendment was filed as Exhibit 10(nn) to the Company's Form 10-Q for the quarter ended November 1, 1998, and is incorporated herein by reference.

     13(a) Copy of the Company's 1999 Annual Report to Shareholders, for the year ended May 2, 1999, furnished for information only except with respect to those portions incorporated by reference into this report.

     22        List of subsidiaries of the Company.

     24(a) Consent of Independent Public Auditors in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 33-13310, 33-37027, 33-80206, 33-62843, and 333-27519), dated
               March 20, 1987, September 18, 1990, June 13, 1994, September 22, 1995, and May 21, 1997.

     25(a)     Power of Attorney of Harry R. Culp, dated June 28, 1999

     25(b)     Power of Attorney of Howard L. Dunn, Jr., dated June 28, 1999

     25(c)     Power of Attorney of Robert T. Davis, dated June 28, 1999

     25(d)     Power of Attorney of Earl M. Honeycutt, dated June 22, 1999

     25(e)     Power of Attorney of Patrick H. Norton, dated July 3, 1999

     25(f)     Power of Attorney of Earl N. Phillips, Jr., dated June 28, 1999

     25(g)     Power of Attorney of Franklin N. Saxon, dated July 16, 1999

     27        Financial Data Schedule

b)    Reports on Form 8-K:

      The Company filed the following report on Form 8-K during the quarter ended May 2, 1999:

      (1)Form 8-K dated February 17, 1999, included under Item 5, Other Events, included the Company's press release for quarterly earnings and the Financial Information Release relating to certain financial information for the quarter ended January 31, 1999.

c)    Exhibits:

      The exhibits to this Form 10-K are filed at the end of this Form 10-K immediately preceded by an index. A list of the exhibits begins on page 29 under the subheading "Exhibits Index".

d)    Financial Statement Schedules:

      See Item 14(a) (2)

                                SIGNATURES

                 Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of July 1999.

                        CULP, INC.
                        By /s/    Robert G. Culp, III
                                  --------------------------------------
                                  Robert G. Culp, III
                                  (Chairman and Chief Executive Officer)

                        By: /s/    Phillip W. Wilson
                                   --------------------------------------
                                   Phillip W. Wilson
                                   (Vice President and Chief Financial and
                                     Accounting Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of July 1999.

/s/   Robert G. Culp, III           /s/   Franklin N. Saxon*
      ---------------------               ----------------------
      Robert G. Culp, III                 Franklin N. Saxon
      (Chairman of the                    (Director)
       Board of Directors)

/s/   Earl N. Phillips, Jr.*        /s/   Harry R. Culp *
      ---------------------               ----------------------
      Earl N. Phillips, Jr.               Harry R. Culp
         (Director)                         (Director)

/s/   Howard L. Dunn, Jr.*          /s/   Robert T. Davis *
      ---------------------               ----------------------
      Howard L. Dunn, Jr.                 Robert T. Davis
         (Director)                         (Director)

/s/   Earl M. Honeycutt*
      ---------------------
      Earl M. Honeycutt
        (Director)

/s/   Patrick H. Norton*
      ---------------------
      Patrick H. Norton
         (Director)

* By Phillip W. Wilson, Attorney-in-Fact, pursuant to Powers of Attorney filed with the Securities and Exchange Commission.

                               EXHIBITS INDEX
                               --------------
Exhibit Number  Exhibit
--------------  -------

     13(a) Copy of the Company's 1999 Annual Report to Shareholders, for the year ended May 2, 1999, furnished for information only except with respect to those portions incorporated by reference into this report.

     22        List of subsidiaries of the Company.

     24(a) Consent of Independent Public Auditors in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 33-13310, 33-37027, 33-80206, 33-62843, and 333-27519), dated
               March 20, 1987, September 18, 1990, June 13, 1994, September 22, 1995, and May 21, 1997.

     25(a)     Power of Attorney of Harry R. Culp, dated June 28, 1999

     25(b)     Power of Attorney of Howard L. Dunn, Jr., dated June 28, 1999

     25(c)     Power of Attorney of Robert T. Davis, dated June 28, 1999

     25(d)     Power of Attorney of Earl M. Honeycutt, dated June 22, 1999

     25(e)     Power of Attorney of Patrick H. Norton, dated July 3, 1999

     25(f)     Power of Attorney of Earl N. Phillips, Jr., dated June 28, 1999

     25(g)     Power of Attorney of Franklin N. Saxon, dated July 16, 1999