Form 10-Q
period 1999-08-01
CULP INC
filed 1999-09-15
CIK 723603

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 1, 1999

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

                                    YES X NO


             Common shares outstanding at August 1, 1999: 12,040,484
                                 Par Value: $.05

                               INDEX TO FORM 10-Q
                       For the period ended August 1, 1999

Part I -  Financial Information.                                           Page
--------------------------------------------------------------------------------

Item 1.    Unaudited Interim Consolidated Financial Statements:

Consolidated Statements of Income (Loss)--Three Months Ended
     August 1, 1999 and August 2, 1998                                      I-1

Consolidated Balance Sheets-August 1, 1999, August 2, 1998 and May 2, 1999  I-2

Consolidated Statements of Cash Flows---Three Months Ended August 1, 1999
      and August 2, 1998                                                    I-3

Consolidated Statements of Shareholders' Equity                             I-4

Notes to Consolidated Financial Statements                                  I-5

Sales by Segment/Division                                                   I-10

International Sales by Geographic Area                                      I-11

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations                                         I-12

Item 3. Quantitative and Qualitative Disclosures About Market Risk          I-18
--------------------------------------------------------------------------------
Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K                                  II-1

Signature                                                                   II-8

Item 1. Financial Statements

                                   CULP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
            FOR THREE MONTHS ENDED AUGUST 1, 1999 AND AUGUST 2, 1998

               (Amounts in Thousands, Except for Per Share Data)

                                                                       THREE MONTHS ENDED (UNAUDITED)
                                              ----------------------------------------------------------------------------------

                                                         Amounts                                          Percent of Sales
                                              ------------------------------                        ------------------------------
                                                August 1,       August 2,         % Over
                                                  1999            1998           (Under)               2000            1999
                                              --------------  --------------   -------------        --------------  --------------
Net sales                                 $         115,937         110,667           4.8 %               100.0 %         100.0 %
Cost of sales                                        95,525          97,056          (1.6)%                82.4 %          87.7 %
                                              --------------  --------------   -------------        --------------  --------------
         Gross profit                                20,412          13,611          50.0 %                17.6 %          12.3 %

Selling, general and
  administrative expenses                            15,038          14,473           3.9 %                13.0 %          13.1 %
                                              --------------  --------------   -------------        --------------  --------------
         Income (loss) from operations                5,374            (862)        723.4 %                 4.6 %          (0.8)%

Interest expense                                      2,416           2,361           2.3 %                 2.1 %           2.1 %
Interest income                                         (17)            (53)        (67.9)%                (0.0)%          (0.0)%
Other expense (income), net                             555             770         (27.9)%                 0.5 %           0.7 %
                                              --------------  --------------   -------------        --------------  --------------
         Income (loss) before income taxes            2,420          (3,940)        161.4 %                 2.1 %          (3.6)%

Income taxes  *                                         823          (1,300)        163.3 %                34.0 %          33.0 %
                                              --------------  --------------   -------------        --------------  --------------

         Net income (loss)                $           1,597          (2,640)        160.5 %                 1.4 %          (2.4)%
                                              ==============  ==============   =============        ==============  ==============

Net income (loss) per share                           $0.13          ($0.20)        165.0 %
Net income (loss) per share, assuming dilution        $0.13          ($0.20)        165.0 %
Dividends per share                                  $0.035          $0.035           0.0 %
Average shares outstanding                           12,063          13,000          (7.2)%
Average shares outstanding, assuming dilution        12,219          13,203          (7.5)%




* Percent of sales column is calculated as a % of income (loss) before income taxes.

                                   CULP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 AUGUST 1, 1999, AUGUST 2, 1998 AND MAY 2, 1999
                                    Unaudited
                             (Amounts in Thousands)

                                                                Amounts                        Increase
                                                 -----------------------------------           (Decrease)
                                                   August 1,          August 2,      --------------------------------    * May 2,
                                                     1999                1998            Dollars         Percent           1999
                                                 -----------------  ---------------  ----------------    -------------  ------------
Current assets
       Cash and cash investments               $            1,097            1,520              (423)       (27.8)%             509
       Accounts receivable                                 61,984           63,833            (1,849)        (2.9)%          70,503
       Inventories                                         75,337           79,358            (4,021)        (5.1)%          67,070
       Other current assets                                10,860            7,511             3,349         44.6 %           9,633
                                                 -----------------  ---------------  ----------------    -------------  ------------
                  Total current assets                    149,278          152,222            (2,944)        (1.9)%         147,715

Restricted investments                                      1,684            4,074            (2,390)       (58.7)%           3,340
Property, plant & equipment, net                          120,971          127,287            (6,316)        (5.0)%         123,310
Goodwill                                                   50,920           54,798            (3,878)        (7.1)%          51,269
Other assets                                                4,969            4,317               652         15.1 %           4,978
                                                 -----------------  ---------------  ----------------    -------------  ------------

                  Total assets                 $          327,822          342,698           (14,876)        (4.3)%         330,612
                                                 =================  ===============  ================    =============  ============



Current liabilities
       Current maturities of long-term debt    $            1,678            3,250            (1,572)       (48.4)%           1,678
       Accounts payable                                    26,099           31,710            (5,611)       (17.7)%          25,687
       Accrued expenses                                    20,309           13,856             6,453         46.6 %          21,026
       Income taxes payable                                   798                0               798        100.0 %               0
                                                 -----------------  ---------------  ----------------    -------------  ------------
                  Total current liabilities                48,884           48,816                68          0.1 %          48,391


Long-term debt                                            136,228          154,383           (18,155)       (11.8)%         140,312

Deferred income taxes                                      14,583           11,227             3,356         29.9 %          14,583
                                                 -----------------  ---------------  ----------------    -------------  ------------
                  Total liabilities                       199,695          214,426           (14,731)        (6.9)%         203,286

Shareholders' equity                                      128,127          128,272              (145)        (0.1)%         127,326
                                                 -----------------  ---------------  ----------------    -------------  ------------
                  Total liabilities and
                  shareholders' equity         $          327,822          342,698           (14,876)        (4.3)%         330,612
                                                 =================  ===============  ================    =============  ============

Shares outstanding                                         12,040           12,995              (955)        (7.3)%          12,079
                                                 =================  ===============  ================    =============  ============


*  Derived from audited financial statements.

                                   CULP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED AUGUST 1, 1999 AND AUGUST 2, 1998
                                    Unaudited
                             (Amounts in Thousands)

                                                                                             THREE MONTHS ENDED
                                                                                        --------------------------------
                                                                                                    Amounts
                                                                                        --------------------------------
                                                                                          August 1,        August 2,
                                                                                             1999             1998
                                                                                        ---------------  ---------------
Cash flows from operating activities:
     Net income (loss)                                                             $             1,597           (2,640)
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
            Depreciation                                                                         4,759            4,376
            Amortization of intangible assets                                                      399              398
            Changes in assets and liabilities:
                Accounts receivable                                                              8,519            9,940
                Inventories                                                                     (8,267)            (764)
                Other current assets                                                            (1,227)             297
                Other assets                                                                       (41)             (11)
                Accounts payable                                                                   270           (3,017)
                Accrued expenses                                                                  (717)          (4,080)
                Income taxes payable                                                               798           (1,282)
                                                                                        ---------------  ---------------
                    Net cash provided by operating activities                                    6,090            3,217
                                                                                        ---------------  ---------------
Cash flows from investing activities:
     Capital expenditures                                                                       (2,420)          (2,858)
     Purchases of restricted investments                                                           (15)             (53)
     Sale of restricted investments                                                              1,671                0
                                                                                        ---------------  ---------------
                    Net cash used in investing activities                                         (764)          (2,911)
                                                                                        ---------------  ---------------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                                    3,333            2,071
     Principal payments on long-term debt                                                       (7,417)             (75)
     Change in accounts payable-capital expenditures                                               142           (2,487)
     Dividends paid                                                                               (423)            (455)
     Payments to acquire common stock                                                             (393)            (160)
     Proceeds from common stock issued                                                              20                8
                                                                                        ---------------  ---------------
                    Net cash used in financing activities                                       (4,738)          (1,098)
                                                                                        ---------------  ---------------

Increase (decrease) in cash and cash investments                                                   588             (792)

Cash and cash investments at beginning of period                                                   509            2,312
                                                                                        ---------------  ---------------

Cash and cash investments at end of period                                         $             1,097            1,520
                                                                                        ===============  ===============

                                   CULP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

(Dollars in thousands, except per share data)

                                                                           Capital
                                             Common Stock                Contributed                             Total
                                   ---------------------------------      in Excess          Retained        Shareholders'
                                         Shares           Amount         of Par Value        Earnings            Equity
--------------------------------------------------------------------------------------------------------------------------
Balance, May 3, 1998                  13,007,021      $     650         $     40,882      $    89,987      $    131,519
    Cash dividends ($0.14 per share)                                                           (1,788)           (1,788)
    Net income                                                                                  3,102             3,102
    Common stock issued in connection
       with stock option plans            10,750              1                   34                                 35
    Common stock purchased              (938,600)           (47)              (2,950)          (2,545)           (5,542)
--------------------------------------------------------------------------------------------------------------------------
Balance, May 2, 1999                  12,079,171            604               37,966           88,756           127,326
    Cash dividends ($0.035 per share)                                                            (423)             (423)
    Net income                                                                                  1,597             1,597
    Common stock issued in connection
       with stock option plans             7,313                                  20                                 20
    Common stock purchased               (46,000)            (2)                (145)            (246)             (393)
--------------------------------------------------------------------------------------------------------------------------
Balance,  August 1, 1999              12,040,484      $     602         $     37,841      $    89,684      $    128,127
==========================================================================================================================

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. Basis of Presentation

          The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiary, include all adjustments, consisting only of normal, recurring adjustments and accruals, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are incorporated by reference in the company's annual report on Form 10-K filed with the Securities and Exchange
     Commission  on July  30,  1999  for the  fiscal  year  ended  May 2,  1999.
================================================================================
================================================================================

2.  Accounts Receivable

      A summary of accounts receivable follows (dollars in thousands):

--------------------------------------------------------------------------------

                                           August 1, 1999            May 2, 1999
--------------------------------------------------------------------------------

Customers                                 $    64,690               $    73,089
Allowance for doubtful accounts                (1,564)                   (1,452)
Reserve for returns and allowances             (1,142)                   (1,134)
--------------------------------------------------------------------------------

                                          $    61,984               $    70,503
================================================================================

3.  Inventories

     Inventories are carried at the lower of cost or market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

     A summary of inventories follows (dollars in thousands):

--------------------------------------------------------------------------------

                                           August 1, 1999            May 2, 1999
--------------------------------------------------------------------------------

Raw materials                             $    45,540               $    40,728
Work-in-process                                 6,206                     6,790
Finished goods                                 29,313                    24,885
--------------------------------------------------------------------------------

Total inventories valued at FIFO cost          81,059                    72,403
Adjustments of certain inventories to the
   LIFO cost method                            (1,478)                   (1,478)
Adjustments of certain inventories to market   (4,244)                   (3,855)
--------------------------------------------------------------------------------

                                          $    75,337               $    67,070
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

5.    Accounts Payable

     A summary of accounts payable follows (dollars in thousands):
--------------------------------------------------------------------------------

                                           August 1, 1999            May 2, 1999
--------------------------------------------------------------------------------

Accounts payable-trade                    $    25,720               $    25,450
Accounts payable-capital expenditures             379                       237
--------------------------------------------------------------------------------

                                          $    26,099                $   25,687
================================================================================

6.  Accrued Expenses

     A summary of accrued expenses follows (dollars in thousands):
--------------------------------------------------------------------------------

                                           August 1, 1999            May 2, 1999
--------------------------------------------------------------------------------

Compensation and benefits                 $    11,425               $    13,136
Other                                           8,884                     7,890
--------------------------------------------------------------------------------

                                          $    20,309               $    21,026
================================================================================

7.  Long-Term Debt

     A summary of long-term debt follows (dollars in thousands):
--------------------------------------------------------------------------------

                                           August 1, 1999            May 2, 1999
--------------------------------------------------------------------------------

Senior unsecured notes                    $    75,000               $    75,000
Industrial revenue bonds and other
   obligations                                 33,519                    35,278
Revolving credit facility                      20,000                    25,000
Revolving line of credit                        3,333                         0
Obligations to sellers                          6,054                     6,712
--------------------------------------------------------------------------------
                                              137,906                   141,990
Less current maturities                        (1,678)                   (1,678)
--------------------------------------------------------------------------------

                                         $    136,228              $    140,312
================================================================================




     The senior unsecured notes have a fixed coupon rate of 6.76% and an average remaining term of 9 years. The principal payments become due from March 2006 to March 2010 with interest payable semi-annually.

     The company's revolving credit agreement (the "Credit Agreement") provides an unsecured multi-currency revolving credit facility, which expires in April 2002, with a syndicate of banks in the United States. The Credit Agreement provides for a revolving loan commitment of $88,000,000. The agreement requires payment of a quarterly facility fee in advance. On borrowings outstanding at August 1, 1999, the interest rate was 6.31%.

     The company's $6,000,000 revolving line of credit expires on August 31, 2000. However, the line of credit will automatically be extended for an additional three-month period on each November 30, February 28, May 31 and August 31 unless the bank notifies the company that the line of credit will not be extended. On borrowings outstanding at August 1, 1999, the interest rate was 6.35%.

     The industrial revenue bonds (IRBs) are generally due in balloon maturities which occur at various dates from 2006 to 2013. The IRBs are collateralized by restricted investments of $1,684,000 and letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder.

     The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At August 1, 1999, the company was in compliance with these required financial covenants.

     At August 1, 1999, the company had three interest rate swap agreements with a bank in order to reduce its exposure to floating interest rates on a portion of its variable rate borrowings. The following table summarizes certain data regarding the interest rate swaps:

        notational amount         interest rate                expiration date
        -----------------         -------------                ---------------
            $15,000,000                   7.3%                  April 2000
            $ 5,000,000                   6.9%                   June 2002
            $ 5,000,000                   6.6%                   July 2002

     The estimated amount at which the company could terminate these agreements as of August 1, 1999 is approximately $149,000. Net amounts paid under these agreements increased interest expense by approximately $92,000 and $59,000 for the three months of fiscal 2000 and 1999, respectively. Management believes the risk of incurring losses resulting from the inability of the bank to fulfill its obligation under the interest rate swap agreements to be remote and that any losses incurred would be immaterial.

8. Cash Flow Information

     Payments for interest and income taxes during the period were (dollars in thousands)

--------------------------------------------------------------------------------
                                                          2000             1999
--------------------------------------------------------------------------------
Interest                                                $1,340        $   1,231
Income taxes                                             1,186            1,637
================================================================================


9. Foreign Exchange Forward Contracts

     The company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firm commitments to purchase certain machinery and equipment and raw materials. The company had approximately $3,700,000 of outstanding foreign exchange forward contracts as of August 1, 1999.


10. Net Income (Loss) Per Share

     The following table reconciles the numerators and denominators of net income (loss) per share and net income (loss) per share, assuming dilution for the three-month periods ended August 1, 1999 and August 2, 1998:



                                                             THREE MONTHS ENDED
                      -----------------------------------------------------------------------------------------------------
                                          August 1, 1999                                       August 2, 1998
                      ------------------------------------------------     ------------------------------------------------

(Amounts in thousands,     Income            Shares         Per Share           (Loss)             Shares        Per Share
except per share data)  (Numerator)       (Denominator)     Amount           (Numerator)        (Denominator)    Amount
                      ----------------    -------------     -----------     ---------------     -------------    ----------
Net income (loss)
    per share             $1,597             12,063           $0.13            ($2,640)            13,000         ($0.20)
                                                            ===========                                          ==========

Effect of dilutive
    securities:
       Options               -                  156                                -                  203

                      ----------------    -------------                     ---------------     -------------

Net income (loss)
     per share,
     assuming dilution    $1,597             12,219           $0.13            ($2,640)             13,203        ($0.20)
                      ================    =============     ===========     ===============     =============    ==========

P

11. Segment Information

     The company's operations are classified into two business segments: upholstery fabrics and mattress ticking. The upholstery fabrics segment principally manufactures and sells woven jacquards and dobbies, wet and heat-transfer prints, and woven and tufted velvets primarily to residential and commercial (contract) furniture manufacturers. The mattress ticking segment principally manufactures and sells woven jacquards, heat-transfer prints and pigment prints to bedding manufacturers.

     The company internally manages and reports selling, general and administrative expenses, interest expense, interest income, other expense and income taxes on a total company basis. Thus, profit by business segment represents gross profit. In addition, the company internally manages and reports cash and cash investments, accounts receivable, other current assets, restricted investments, property, plant and equipment, goodwill and other assets on a total company basis. Thus, identifiable assets by business segment represent inventories.

     Sales, gross profit and inventories for the company's operating segments are as follows:

(dollars in thousands):
--------------------------------------------------------------------------------
                                                2000                      1999
--------------------------------------------------------------------------------
Net sales
     Upholstery Fabrics                   $    90,854              $     88,035
     Mattress Ticking                          25,083                    22,632
--------------------------------------------------------------------------------
                                          $   115,937              $    110,667
================================================================================

Gross Profit
     Upholstery Fabrics                   $    14,442              $      8,536
     Mattress Ticking                           5,970                     5,075
--------------------------------------------------------------------------------
                                          $    20,412              $     13,611
================================================================================

Inventories
     Upholstery Fabrics                   $    63,304               $    68,018
     Mattress Ticking                          12,033                    11,340
--------------------------------------------------------------------------------
                                          $    75,337               $    79,358
================================================================================

                                   CULP, INC.
                            SALES BY SEGMENT/DIVISION
            FOR THREE MONTHS ENDED AUGUST 1, 1999 AND AUGUST 2, 1998


                             (Amounts in thousands)

                                                            THREE MONTHS ENDED (UNAUDITED)
                                       --------------------------------------------------------------------------

                                                Amounts                                Percent of Total Sales
                                       --------------------------                    ----------------------------
                                        August 1,     August 2,         % Over
Segment/Division                          1999          1998           (Under)        2000            1999
------------------------------------   ------------  ------------   ---------------  -------------   ------------
Upholstery Fabrics
    Culp Decorative Fabrics         $       50,516        51,445        (1.8)%          43.6 %          46.5 %
    Culp Velvets/Prints                     36,209        29,994        20.7 %          31.2 %          27.1 %
    Culp Yarn                                4,129         6,596       (37.4)%           3.6 %           6.0 %
                                       ------------  ------------   ---------------  -------------   ------------
                                            90,854        88,035         3.2 %          78.4 %          79.5 %

Mattress Ticking
    Culp Home Fashions                      25,083        22,632        10.8 %          21.6 %          20.5 %
                                       ------------  ------------   ---------------  -------------   ------------

                                  * $      115,937       110,667         4.8 %         100.0 %         100.0 %
                                       ============  ============   ===============  =============   ============



* U.S. sales were $92,124 and $84,310 for the three months of fiscal 2000 and fiscal 1999, respectively.The percentage increase in U.S. sales was 9.3% for the three months.

                                   CULP, INC.
                     INTERNATIONAL SALES BY GEOGRAPHIC AREA
            FOR THREE MONTHS ENDED AUGUST 1, 1999 AND AUGUST 2, 1998


                             (Amounts in thousands)

                                                               THREE MONTHS ENDED (UNAUDITED)
                                       --------------------------------------------------------------------------------

                                                  Amounts                                   Percent of Total Sales
                                       -------------------------------                   ------------------------------
                                         August 1,        August 2,        % Over
         Geographic Area                    1999            1998           (Under)         2000             1999
----------------------------------     ---------------  --------------  --------------   -------------     ------------
North America (Excluding USA)     $             7,676           7,253        5.8 %           32.2 %           27.5 %
Europe                                          2,929           3,683      (20.5)%           12.3 %           14.0 %
Middle East                                     6,992           8,300      (15.8)%           29.4 %           31.5 %
Far East & Asia                                 4,309           4,868      (11.5)%           18.1 %           18.5 %
South America                                     620           1,000      (38.0)%            2.6 %            3.8 %
All other areas                                 1,287           1,253        2.7 %            5.4 %            4.8 %
                                       ---------------  --------------  --------------   -------------     ------------

                                  $            23,813          26,357       (9.7)%          100.0 %          100.0 %
                                       ===============  ==============  ==============   =============     ============



International sales, and the percentage of total sales, for each of the last five fiscal years follows: fiscal 1995-$57,971 (19%); fiscal 1996-$77,397 (22%);
fiscal 1997-$101,571 (25%); fiscal 1998-$137,223 (29%); and fiscal 1999-$113,354
(23%). International sales for the first quarter represented 20.5% and 23.8% for 2000 and 1999, respectively.

Item 2.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

Overview

     Culp is one of the largest manufacturers and marketers in the world for upholstery fabrics for furniture and is one of the leading global producers of mattress fabrics (or ticking). The company's fabrics are used primarily in the production of residential and commercial upholstered furniture and bedding products, including sofas, recliners, chairs, love seats, sectionals, sofa-beds, office seating and mattress sets. Although Culp markets fabrics at most price levels, the company emphasizes fabrics that have broad appeal in the promotional and popular-priced categories of furniture and bedding.

     Culp's worldwide leadership as a manufacturer and marketer of upholstery fabrics and mattress ticking has been achieved through internal expansion and the integration of strategic acquisitions.

     The company's operating segments are upholstery fabrics and mattress ticking, with related divisions organized within those segments. In upholstery fabrics, Culp Decorative Fabrics manufactures jacquard and dobby woven fabrics for residential and commercial furniture. Culp Velvets/Prints manufactures a broad range of printed and velvet fabrics used primarily for residential and juvenile furniture. Culp Yarn manufactures specialty filling yarn that is used by Culp and also marketed to outside customers. In mattress ticking, Culp Home Fashions manufactures and markets a broad array of fabrics used by bedding manufacturers.

Three  Months ended  August 1, 1999  compared  with Three Months ended
 August 2, 1998

     Net Sales. Net sales for the first quarter of fiscal 2000 increased by $5.3 million, or 4.8%, compared with fiscal 1999. The company's sales of upholstery fabrics and mattress ticking increased $2.8 million and $2.5 million, respectively, or 3.2% and 10.8%, respectively, for the quarter compared with the prior year. During the first quarter of fiscal 1999, the company implemented a major reorganization from six business units to four divisions. This new corporate alignment grouped related operations together and was accompanied by several changes in managerial positions. The company believes that this move is aiding its growth through improved customer service, more effective use of design resources and increased manufacturing efficiency.

     The increase in sales of upholstery fabrics reflects higher sales of upholstery fabrics to U.S.-based customers that offset a 9.7% decrease in international sales. Weakness in international sales, which the company believes has also affected other manufacturers of upholstery fabrics, has persisted since the close of fiscal 1998. The company has taken steps to mitigate the impact of this industry-wide trend by significantly curtailing production schedules for certain international-targeted fabrics, introducing a new line of printed cotton upholstery fabrics and shifting its marketing focus to geographic areas where demand appears more favorable. The company has a diversified global base of customers and is seeking to broaden that further to minimize exposure to economic uncertainties in any geographic area.

     The increased sales by Culp Home Fashions (primarily mattress ticking) during the first quarter of fiscal 2000 marked a continuation of the longer-term expansion that this division has experienced. The introduction of new designs and fabric constructions and the advantages of the company's vertical integration are driving Culp's growth in mattress ticking. In particular, the ability to manufacture the jacquard greige (or unfinished) goods that are then printed to produce mattress ticking has aided Culp in meeting faster delivery schedules and providing improved overall customer service.

     Gross Profit and Cost of Sales. Gross profit for the first quarter increased 50.0% to $20.4 million and increased as a percentage of net sales from 12.3% to 17.6%. The increase was due principally to the actions that the company took during fiscal 1999 to improve profitability, including a significant reduction in the capacity for manufacturing printed flock fabrics and an intense effort to reduce operating expenses and raise productivity. The cost of raw materials is remaining relatively stable in fiscal 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of sales for the first quarter of fiscal 2000 were 13.0%, down slightly from 13.1% for the year-earlier period. The company has ongoing programs to contain operating expenses and believes that if the company meets its goal of increased net sales there will be improved economies of scale, leading to a decline in this percentage.

     Interest Expense. Interest expense of $2.4 million for the first quarter was unchanged from a year ago. A lower average amount of borrowings outstanding was offset by lower capitalized interest related to capital expenditures and higher average interest rates.

     Other Expense. Other expense decreased to $555,000 for the first quarter versus $770,000 a year ago due principally to the incidence of a non-recurring charge in the year-earlier period to write-off certain fixed assets.

     Income Taxes. The effective tax rate for the first quarter of fiscal 2000 was 34.0%, up slightly from 33.0% for the year-earlier period.

     Net Income (Loss) Per Share. Net income per share for the first quarter of 2000 totaled $0.13 per share diluted compared with a net loss per share diluted of ($0.20) a year ago.

     Liquidity and Capital Resources Liquidity. Cash and cash investments were $1.1 million as of August 1, 1999, compared with $1.5 million at August 2, 1998, and $509,000 at the end of fiscal 1999. Funded debt (long-term debt, including current maturities, less restricted investments) was $136.2 million at August 1, 1999, down from $153.6 million at August 2, 1998 and $138.7 million at May 2, 1999. As a percentage of total capital (funded debt plus total stockholders' equity), the company's borrowings amounted to 51.5% at August 1, 1999, compared with 54.5% at August 2, 1998, and 52.1% at May 2, 1999. The company's working capital as of August 1, 1999 was $100.4 million, compared with $103.4 million as of August 2, 1998, and $99.3 million at the close of fiscal 1999.

     The company's cash flow from operations was $6.1 million for the first quarter of fiscal 2000, consisting of $6.8 million from earnings (net income plus depreciation and amortization) offset by a $665,000 increase in working capital.

     In separate authorizations in June 1998 and March 1999, the board of directors of the company authorized the use of a total of $10.0 million to repurchase the company's common stock. During fiscal 1999, the company repurchased 938,600 shares at an average price of $5.90 per share under these authorizations. During the first quarter of fiscal 2000, the company repurchased 46,000 shares at an average price of $8.55 per share.

     Financing Arrangements. In April 1998, Culp completed the sale of $75 million of senior unsecured notes ("Notes") in a private placement to institutional investors. The Notes have a fixed coupon rate of 6.76% and an average remaining term of nine years.

     Culp has an $88 million syndicated, unsecured, multi-currency revolving credit facility. The facility, which expires in April 2002, requires quarterly payments of interest on all outstanding borrowings and a quarterly facility fee paid in advance. As of August 1, 1999, the company had outstanding balances of $20 million under the credit facility.

     The company also has a total of $33.5 million in currently outstanding industrial revenue bonds ("IRBs") which have been used to finance capital expenditures. The IRBs are collateralized by restricted investments of $1.7 million as of August 1, 1999 and letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder.

     The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. As of August 1, 1999, the company was in compliance with these financial covenants.

     As of August 1, 1999, the company had three interest rate swap agreements to reduce its exposure to floating interest rates on a $25 million notional amount. The effect of these contracts is to "fix" the interest rate payable on $25 million of the company's variable rate borrowings at a weighted average rate of 7.1%. The company also enters into foreign exchange forward and option contracts to hedge against currency fluctuations with respect to firm commitments to purchase certain machinery, equipment and raw materials. The company had approximately $3.7 million of outstanding foreign exchange forward contracts as of August 1, 1999.

     Capital Expenditures. The company maintains an ongoing program of capital expenditures designed to increase capacity as needed, enhance manufacturing efficiencies through modernization and increase the company's vertical integration. Capital expenditures for the first quarter of fiscal 2000 totaled $2.4 million compared with $2.9 million in the year-earlier period. The company currently projects capital spending of approximately $20 million in fiscal 2000.

     The company believes that cash flows from operations and funds available under existing credit facilities and committed IRB financings will be sufficient to fund capital expenditures and working capital requirements for the foreseeable future.

Inflation

     The cost of the company's raw materials has been generally stable during the past four quarters. Factors that reasonably can be expected to influence margins in the future include changes in raw material prices, trends in other operating costs and overall competitive conditions.

Seasonality

     The company's business is slightly seasonal, with increased sales during the second and fourth fiscal quarters. This seasonality results from one-week closings of the company's manufacturing facilities, and the facilities of most of its customers in the United States, during the first and third quarters for the holiday weeks including July 4th and Christmas.

Year 2000 Considerations

     Management has developed a plan to modify the company's information technology to recognize the year 2000. The plan has three distinct areas of focus; namely, traditional information systems, technology used in support areas, and preparedness of suppliers and customers.

     The initiative for traditional information systems, which started in 1992, has led to substantial completion of the assessment, required changes and testing of the company's operational systems (order entry, billing, sales, finished goods) and financial systems (payroll, human resources, accounts payable, accounts receivable, general ledger, fixed assets). The company is currently focused on modifying the remaining systems that support the company's manufacturing processes. The programming and testing of these systems was substantially completed by April 1, 1999, and implementation of these systems was substantially completed by June 30, 1999. The remaining system implementations are scheduled for completion during the second quarter of fiscal 2000 (ending October 31, 1999).

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

     The plan is being administered by a team of internal staff and management. Costs incurred in the company's readiness effort are being expensed as incurred. Anticipated costs are expected to approximate $800,000 and to date an estimated $700,000 has been spent. This project, and the year 2000 issue in general, are not expected to have a significant effect on the company's operations, though no assurance can be given in this regard.

     The discussion in this section contains year 2000 readiness disclosures within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

 Forward-Looking Information

     The company's quarterly report on Form 10-Q contains statements that could be deemed "forward-looking statements," within the meaning of the federal securities laws. Such statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by qualifying words such as "expect," "believe," "estimate," "plan," and "project" and their derivatives. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income and general economic conditions. Decreases in these economic indicators could have a negative effect on the company's business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely. Because of the significant percentage of the company's sales derived from international shipments, strengthening of the U.S. dollar against other currencies could make the company's products less competitive on the basis of price in markets outside the United States. Additionally, economic and political instability in the international area could affect the demand for the company's products.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for periods beginning after June 15, 2000, although early adoption is allowed. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The company has not determined the financial impact of adopting this SFAS and has not determined if it will adopt its provisions prior to its effective date.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company has not experienced any significant changes in market risk since August 1, 1999.

     The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin under the company's revolving credit agreement and variable rate debt in connection with the industrial revenue bonds. To lower or limit overall borrowing costs, the company enters into interest rate swap agreements to modify the interest characteristics of portions of its outstanding debt. The agreements entitle the company to receive or pay to the counterparty (a major bank), on a quarterly basis, the amounts, if any, by which the company's interest payments covered by swap agreements differ from those of the counterparty. These amounts are recorded as adjustments to interest expense. The fair value of the swap agreements and changes in fair value resulting from changes in market interest rates are not recognized in the consolidated financial statements. The annual impact on the company's results of operations of a 100 basis point interest rate change on the August 1, 1999 outstanding balance of the variable rate debt would be approximately $550,000 irrespective of any swaps associated with this debt.

     The company's exposure to fluctuations in foreign currency exchange rates is due primarily to a foreign subsidiary domiciled in Canada and purchases of certain machinery, equipment and raw materials in foreign currencies. The company's Canadian subsidiary uses the United States dollar as its functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with the Canadian subsidiary. However, the company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firm commitments to purchase certain machinery, equipment and raw materials. The Canadian subsidiary is not material to the company's consolidated results of operations; therefore, the impact of a 10% change in the exchange rate at August 1, 1999 would not have a significant impact on the company's results of operations or financial position. In addition, the company had approximately $3.7 million of outstanding foreign exchange forward contracts as of August 1, 1999. As a result, any change in exchange rates would not have a significant impact on the company's results of operations or financial position as the foreign exchange forward contracts have "fixed" the exchange rate.

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

     27      Financial Data Schedule

(b)  Reports on Form 8-K:

The following report on Form 8-K was filed during the period covered by this report:

   (1) Form 8-K dated June 2, 1999, included under Item 5, Other Events, included the Company's press release for quarterly earnings and the Financial Information Release relating to certain financial information for the quarter ended May 2, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CULP, INC.
                               (Registrant)


Date:   September 15, 1999 By:  s/s Phillip W. Wilson
                                    Phillip W. Wilson
                                    Vice President and Chief Financial
                                    and Accounting Officer

                                    (Authorized to sign on behalf
                                    of the registrant and also sign-
                                    ing as principal financial officer)