Form 10-Q
period 1999-10-31
CULP INC
filed 1999-12-15
CIK 723603

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1999

                           Commission File No. 0-12781


                                   CULP, INC.

             (Exact name of registrant as specified in its charter)


           NORTH CAROLINA                                56-1001967
   State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or other organization)


101 S. Main St., High Point, North Carolina               27261-2686
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

                                    YES X NO


            Common shares outstanding at October 31, 1999: 11,320,184
                                 Par Value: $.05

                               INDEX TO FORM 10-Q
                      For the period ended October 31, 1999

Part I -  Financial Information.                                          Page
------------------------------------------                               -------

Item 1.    Unaudited Interim Consolidated Financial Statements:

Consolidated Statements of Income (Loss)-Three and Six Months Ended         I-1
     October 31, 1999 and November 1, 1998

Consolidated Balance Sheets-October 31, 1999, November 1, 1998 and
     May 2, 1999                                                            I-2

Consolidated Statements of Cash Flows---Six Months Ended October 31, 1999   I-3
     and November 1, 1998

Consolidated Statements of Shareholders' Equity                             I-4

Notes to Consolidated Financial Statements                                  I-5

Sales by Segment/Division                                                   I-11

International Sales by Geographic Area                                      I-12

Item 2.   Management's Discussion and Analysis of Financial                 I-13
Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About                    I-19
Market Risk


Part II - Other Information
-------------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders              II-1

Item 6.   Exhibits and Reports on Form 8-K                                 II-1

Signature                                                                  II-9

                                   CULP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
 FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 1999 AND NOVEMBER 1, 1998

                (Amounts in Thousands, Except for Per Share Data)

                                                                      THREE MONTHS ENDED (UNAUDITED)
                                             ---------------------------------------------------------------------------------

                                                        Amounts                                          Percent of Sales
                                             -------------------------------                       -----------------------------
                                              October 31,     November 1,        % Over
                                                 1999             1998          (Under)               2000            1999
                                             --------------  ---------------  -------------        --------------  -------------
Net sales                                 $        129,542          128,159          1.1 %              100.0 %         100.0 %
Cost of sales                                      105,835          107,685         (1.7)%               81.7 %          84.0 %
                                             --------------  ---------------  -------------        --------------  -------------
         Gross profit                               23,707           20,474         15.8 %               18.3 %          16.0 %

Selling, general and
  administrative expenses                           16,035           15,474          3.6 %               12.4 %          12.1 %
                                             --------------  ---------------  -------------        --------------  -------------
         Income from operations                      7,672            5,000         53.4 %                5.9 %           3.9 %

Interest expense                                     2,484            2,464          0.8 %                1.9 %           1.9 %
Interest income                                        (16)             (19)       (15.8)%               (0.0)%          (0.0)%
Other expense (income), net                            416              604        (31.1)%                0.3 %           0.5 %
                                             --------------  ---------------  -------------        --------------  -------------
         Income before income taxes                  4,788            1,951        145.4 %                3.7 %           1.5 %

Income taxes  *                                      1,628              644        152.8 %               34.0 %          33.0 %
                                             --------------  ---------------  -------------        --------------  -------------
         Net income                       $          3,160            1,307        141.8 %                2.4 %           1.0 %
                                             ==============  ===============  =============        ==============  =============

Net income per share                                 $0.27            $0.10        170.0 %
Net income per share, assuming dilution              $0.27            $0.10        170.0 %
Dividends per share                                 $0.035           $0.035          0.0 %
Average shares outstanding                          11,749           12,995         (9.6)%
Average shares outstanding, assuming dilution       11,868           13,120         (9.5)%


                                                                       SIX MONTHS ENDED (UNAUDITED)
                                             ---------------------------------------------------------------------------------

                                                        Amounts                                          Percent of Sales
                                             -------------------------------                       -----------------------------
                                              October 31,     November 1,        % Over
                                                 1999             1998          (Under)               2000            1999
                                             --------------  ---------------  -------------        --------------  -------------

Net sales                                 $        245,479          238,826          2.8 %              100.0 %         100.0 %
Cost of sales                                      201,360          204,741         (1.7)%               82.0 %          85.7 %
                                             --------------  ---------------  -------------        --------------  -------------
         Gross profit                               44,119           34,085         29.4 %               18.0 %          14.3 %

Selling, general and
  administrative expenses                           31,073           29,947          3.8 %               12.7 %          12.5 %
                                             --------------  ---------------  -------------        --------------  -------------
         Income from operations                     13,046            4,138        215.3 %                5.3 %           1.7 %

Interest expense                                     4,900            4,825          1.6 %                2.0 %           2.0 %
Interest income                                        (33)             (72)       (54.2)%               (0.0)%          (0.0)%
Other expense (income), net                            971            1,374        (29.3)%                0.4 %           0.6 %
                                             --------------  ---------------  -------------        --------------  -------------
         Income (loss) before income taxes           7,208           (1,989)       462.4 %                2.9 %          (0.8)%

Income taxes  *                                      2,451             (656)       473.6 %               34.0 %          33.0 %
                                             --------------  ---------------  -------------        --------------  -------------
         Net income (loss)                $          4,757           (1,333)       456.9 %                1.9 %          (0.6)%
                                             ==============  ===============  =============        ==============  =============

Net income (loss) per share                          $0.40           ($0.10)       500.0 %
Net income (loss) per share, assuming dilution       $0.39           ($0.10)       490.0 %
Dividends per share                                  $0.07            $0.07          0.0 %
Average shares outstanding                          11,906           12,998         (8.4)%
Average shares outstanding, assuming dilution       12,044           13,175         (8.6)%

 * Percent of sales column is calculated as a % of income (loss) before income taxes.

                                   CULP, INC.
                           CONSOLIDATED BALANCE SHEETS
               OCTOBER 31, 1999, NOVEMBER 1, 1998 AND MAY 2, 1999
                                    Unaudited
                             (Amounts in Thousands)

                                                              Amounts                             Increase
                                               ---------------------------------------
                                                  October 31,        November 1,                (Decrease)               * May 2,
                                                                                     ---------------------------------
                                                     1999                1998            Dollars         Percent           1999
                                             --------------------  ---------------  ----------------    -------------  ------------
Current assets
       Cash and cash investments            $                 790            1,177              (387)       (32.9)%             509
       Accounts receivable                                 69,749           72,998            (3,249)        (4.5)%          70,503
       Inventories                                         78,234           72,392             5,842          8.1 %          67,070
       Other current assets                                 8,865            7,230             1,635         22.6 %           9,633
                                              --------------------  ---------------  ----------------    -------------  ------------
                  Total current assets                    157,638          153,797             3,841          2.5 %         147,715

Restricted investments                                      1,085            3,409            (2,324)       (68.2)%           3,340
Property, plant & equipment, net                          124,318          126,050            (1,732)        (1.4)%         123,310
Goodwill                                                   50,571           54,433            (3,862)        (7.1)%          51,269
Other assets                                                5,064            4,333               731         16.9 %           4,978
                                              --------------------  ---------------  ----------------    -------------  ------------

                  Total assets              $             338,676          342,022           (3,346)        (1.0) %         330,612
                                              ====================  ===============  ================    =============  ============



Current liabilities
       Current maturities of long-term debt $               1,678            1,678                 0          0.0 %           1,678
       Accounts payable                                    38,427           32,640             5,787         17.7 %          25,687
       Accrued expenses                                    22,947           17,143             5,804         33.9 %          21,026
       Income taxes payable                                 1,786                0             1,786        100.0 %               0
                                              --------------------  ---------------  ----------------    -------------  ------------
                  Total current liabilities                64,838           51,461            13,377         26.0 %          48,391

Long-term debt                                            133,875          150,210           (16,335)       (10.9)%         140,312

Deferred income taxes                                      14,583           11,227             3,356         29.9 %          14,583
                                              --------------------  ---------------  ----------------    -------------  ------------
                  Total liabilities                       213,296          212,898               398          0.2 %         203,286

Shareholders' equity                                      125,380          129,124            (3,744)        (2.9)%         127,326
                                              --------------------  ---------------  ----------------    -------------  ------------
                  Total liabilities and
                  shareholders' equity      $             338,676          342,022            (3,346)        (1.0)%         330,612
                                              ====================  ===============  ================    =============  ============

Shares outstanding                                         11,320           12,995            (1,675)       (12.9)%          12,079
                                              ====================  ===============  ================    =============  ============


* Derived from audited financial statements.

                                   CULP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED OCTOBER 31, 1999 AND NOVEMBER 1, 1998
                                    Unaudited
                             (Amounts in Thousands)

                                                                               SIX MONTHS ENDED
                                                                        --------------------------------

                                                                                    Amounts
                                                                        --------------------------------
                                                                         October 31,      November 1,
                                                                             1999             1998
                                                                        ---------------  ---------------
Cash flows from operating activities:
     Net income (loss)                                             $             4,757           (1,333)
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
            Depreciation                                                         9,516            9,198
            Amortization of intangible assets                                      798              829
            Changes in assets and liabilities:
                Accounts receivable                                                754              775
                Inventories                                                    (11,164)           6,202
                Other current assets                                               768              578
                Other assets                                                      (186)             (93)
                Accounts payable                                                 7,937           (2,395)
                Accrued expenses                                                 1,921             (793)
                Income taxes payable                                             1,786           (1,282)
                                                                        ---------------  ---------------
                    Net cash provided by operating activities                   16,887           11,686
                                                                        ---------------  ---------------
Cash flows from investing activities:
     Capital expenditures                                                      (10,524)          (6,443)
     Purchases of restricted investments                                           (27)             (66)
     Sale of restricted investments                                              2,282              678
                                                                        ---------------  ---------------
                    Net cash used in investing activities                       (8,269)          (5,831)
                                                                        ---------------  ---------------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                    5,333            2,535
     Principal payments on long-term debt                                      (11,770)          (6,284)
     Change in accounts payable-capital expenditures                             4,803           (2,179)
     Dividends paid                                                               (822)            (910)
     Payments to acquire common stock                                           (5,901)            (160)
     Proceeds from common stock issued                                              20                8
                                                                        ---------------  ---------------
                    Net cash used in financing activities                       (8,337)          (6,990)
                                                                        ---------------  ---------------

Increase (decrease) in cash and cash investments                                   281           (1,135)

Cash and cash investments at beginning of period                                   509            2,312
                                                                        ---------------  ---------------

Cash and cash investments at end of period                         $               790            1,177
                                                                        ===============  ===============


                                   CULP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                  (Dollars in thousands, except per share data)

                                                                                   Capital
                                                      Common Stock               Contributed                             Total
                                              ---------------------------------   in Excess          Retained        Shareholders'
                                                Shares           Amount          of Par Value        Earnings            Equity
       ---------------------------------------------------------------------------------------------------------------------------
       Balance, May 3, 1998                       13,007,021    $      650    $       40,882    $       89,987    $      131,519
           Cash dividends ($0.14 per share)                                                             (1,788)           (1,788)
           Net income                                                                                    3,102             3,102
           Common stock issued in connection
              with stock option plans                 10,750             1                34                                  35
           Common stock purchased                   (938,600)          (47)           (2,950)           (2,545)           (5,542)
       ---------------------------------------------------------------------------------------------------------------------------
       Balance, May 2, 1999                       12,079,171           604            37,966            88,756          127,326
           Cash dividends ($0.07 per share)                                                               (822)            (822)
           Net income                                                                                    4,757            4,757
           Common stock issued in connection
              with stock option plans                  7,313                              20                                 20
           Common stock purchased                   (766,300)          (38)           (2,408)           (3,455)          (5,901)
       ---------------------------------------------------------------------------------------------------------------------------
       Balance,  October 31, 1999                 11,320,184    $      566    $        35,578    $       89,236    $     125,380
       ===========================================================================================================================

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiary include all adjustments, consisting only of normal, recurring adjustments and accruals, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are incorporated by reference in the company's annual report on Form 10-K filed with the Securities and Exchange Commission on July 30, 1999 for the fiscal year ended May 2, 1999.
================================================================================

================================================================================

2.  Accounts Receivable

      A summary of accounts receivable follows (dollars in thousands):

--------------------------------------------------------------------------------

                                       October 31, 1999          May 2, 1999
--------------------------------------------------------------------------------

Customers                              $    72,033               $    73,089
Allowance for doubtful accounts             (1,587)                   (1,452)
Reserve for returns and allowances            (697)                   (1,134)
--------------------------------------------------------------------------------

                                       $    69,749               $    70,503

================================================================================

3.  Inventories

     Inventories are carried at the lower of cost or market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

     A summary of inventories follows (dollars in thousands):

--------------------------------------------------------------------------------

                                         October 31, 1999          May 2, 1999
--------------------------------------------------------------------------------

Raw materials                            $    47,698               $    40,728
Work-in-process                                6,627                     6,790
Finished goods                                30,487                    24,885
--------------------------------------------------------------------------------

Total inventories valued at FIFO cost         84,812                    72,403
Adjustments of certain inventories to
     the LIFO cost method                     (1,478)                   (1,478)
Adjustments of certain inventories
     to market                                (5,100)                   (3,855)
--------------------------------------------------------------------------------

                                         $    78,234               $    67,070

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

5.    Accounts Payable

     A summary of accounts payable follows (dollars in thousands):
--------------------------------------------------------------------------------

                                        October 31, 1999          May 2, 1999
--------------------------------------------------------------------------------

Accounts payable-trade                  $    33,387               $    25,450
Accounts payable-capital expenditures         5,040                       237
--------------------------------------------------------------------------------
                                        $    38,427               $    25,687

================================================================================

6.  Accrued Expenses

     A summary of accrued expenses follows (dollars in thousands):
--------------------------------------------------------------------------------

                                         October 31, 1999          May 2, 1999
--------------------------------------------------------------------------------

Compensation and benefits               $   14,490               $    13,136
Other                                        8,457                     7,890
--------------------------------------------------------------------------------

                                        $   22,947               $    21,026

================================================================================

7.  Long-Term Debt

     A summary of long-term debt follows (dollars in thousands):
--------------------------------------------------------------------------------

                                       October 31, 1999          May 2, 1999
--------------------------------------------------------------------------------

Senior unsecured notes                 $    75,000               $      75,000
Industrial revenue bonds and
     other obligations                      33,519                      35,278
Revolving credit facility                   22,000                      25,000
Revolving line of credit                         0                           0
Obligations to sellers                       5,034                       6,712
--------------------------------------------------------------------------------
                                           135,553                     141,990
Less current maturities                     (1,678)                     (1,678)
--------------------------------------------------------------------------------
                                       $   133,875               $     140,312

================================================================================





     The senior unsecured notes have a fixed coupon rate of 6.76% and an average remaining term of 9 years. The principal payments become due from March 2006 to March 2010 with interest payable semi-annually.

     The company's revolving credit agreement (the "Credit Agreement") provides an unsecured multi-currency revolving credit facility, which expires in April 2002, with a syndicate of banks in the United States. The Credit Agreement provides for a revolving loan commitment of $88,000,000. The agreement requires payment of a quarterly facility fee in advance. On borrowings outstanding at October 31, 1999, the interest rate was 6.53%.

     The company's $6,000,000 revolving line of credit expires on November 30, 2000. However, the line of credit will automatically be extended for an additional three-month period on each February 28, May 31, August 31 and November 30 unless the bank notifies the company that the line of credit will not be extended. At October 31, 1999, no borrowings were outstanding under the revolving line of credit.

     The industrial revenue bonds (IRBs) are generally due in balloon maturities which occur at various dates from 2006 to 2013. The IRBs are collateralized by restricted investments of $1,085,000 and letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder.

     The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At October 31, 1999, the company was in compliance with these required financial covenants.

     At October 31, 1999, the company had three interest rate swap agreements with a bank in order to reduce its exposure to floating interest rates on a portion of its variable rate borrowings. The following table summarizes certain data regarding the interest rate swaps:

      notational amount         interest rate                expiration date
      $15,000,000                      7.3%                   April 2000
      $ 5,000,000                      6.9%                   June 2002
      $ 5,000,000                      6.6%                   July 2002

     The company believes it could terminate these agreements as of October 31, 1999 for little or no cost based on current market conditions. Net amounts paid under these agreements increased interest expense by approximately $171,000 and $119,000 for the six months of fiscal 2000 and 1999, respectively. Management believes the risk of incurring losses resulting from the inability of the bank to fulfill its obligation under the interest rate swap agreements to be remote and that any losses incurred would be immaterial.

8. Cash Flow Information

     Payments for interest and income taxes during the period were (dollars in thousands):

--------------------------------------------------------------------------------

                                                        2000             1999
--------------------------------------------------------------------------------
 .
Interest                                               $5,197        $   4,974
Income taxes, net of $1,781 in refunds in 2000             59            2,067

================================================================================


9. Foreign Exchange Forward Contracts

     The company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firm commitments to purchase certain machinery and equipment and raw materials. The company had approximately $3,700,000 of outstanding foreign exchange forward contracts as of October 31, 1999.


10. Net Income (Loss) Per Share

     The following tables reconcile the numerators and denominators of net income (loss) per share and net income (loss) per share, assuming dilution for the three and six months ended October 31, 1999 and November 1, 1998:


                                                              THREE MONTHS ENDED
                           -----------------------------------------------------------------------------------------------------
                                              October 31, 1999                                      November 1, 1998
                           ------------------------------------------------     ------------------------------------------------

(Amounts in thousands,          Income            Shares         Per Share           Income             Shares        Per Share
except per share data)       (Numerator)       (Denominator)      Amount           (Numerator)        (Denominator)    Amount
                           ----------------    -------------     -----------     ---------------     -------------    ----------
Net income per share             $3,160             11,749           $0.27             $1,307             12,995          $0.10
                                                                 ===========                                          ==========
Effect of dilutive
    securities:
       Options                    -                    119                               -                   125
                           ----------------    -------------                     ---------------     -------------

Net income per
     share, assuming
     dilution                    $3,160             11,868           $0.27             $1,307             13,120         $0.10
                           ================    =============     ===========     ===============     =============    ==========




                                                                    SIX MONTHS ENDED
                            -----------------------------------------------------------------------------------------------------
                                         October 31, 1999                                      November 1, 1998
                            ------------------------------------------------     ------------------------------------------------

(Amounts in thousands,           Income            Shares         Per Share           (Loss)             Shares        Per Share
except per share data)        (Numerator)       (Denominator)       Amount         (Numerator)        (Denominator)      Amount
                            ----------------    -------------     -----------     ---------------     -------------    ----------

Net income (loss) per share      $4,757             11,906           $0.40            ($1,333)            12,998         ($0.10)
                                                                  ===========                                          ==========
Effect of dilutive
    securities:
       Options                      -                  138                               -                   177

                            ----------------    -------------                     ---------------     -------------

Net income (loss)
     per share,
     assuming dilution           $4,757             12,044           $0.39            ($1,333)            13,175         ($0.10)
                            ================    =============     ===========     ===============     =============    ==========


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

     Sales and gross profit for the company's operating segments for the three months ended October 31, 1999 and November 1, 1998 are as follows:

(dollars in thousands):
--------------------------------------------------------------------------------

                                 October 31, 1999          November 1, 1998
--------------------------------------------------------------------------------

Net sales
     Upholstery Fabrics          $    103,038              $    104,668
     Mattress Ticking                  26,504                    23,491
--------------------------------------------------------------------------------
                                 $    129,542              $    128,159

================================================================================

Gross Profit
     Upholstery Fabrics          $     17,165              $      14,739
     Mattress Ticking                   6,542                      5,735
--------------------------------------------------------------------------------
                                 $     23,707              $      20,474

================================================================================

     Sales and gross profit for the company's operating segments for the six months ended October 31, 1999 and November 1, 1998 are as follows:

(dollars in thousands):
--------------------------------------------------------------------------------

                                 October 31, 1999         November 1, 1998
--------------------------------------------------------------------------------

Net sales
     Upholstery Fabrics          $    193,892              $    192,703
     Mattress Ticking                  51,587                    46,123
--------------------------------------------------------------------------------
                                 $    245,479              $    238,826

================================================================================

Gross Profit
     Upholstery Fabrics          $     31,607              $      23,275
     Mattress Ticking                  12,512                     10,810
--------------------------------------------------------------------------------
                                 $     44,119              $      34,085

================================================================================


     Inventories for the company's operating segments as of October 31, 1999 and November 1, 1998 are as follows:

(dollars in thousands):
--------------------------------------------------------------------------------

                                  October 31, 1999         November 1, 1998
--------------------------------------------------------------------------------

Inventories
     Upholstery Fabrics           $    63,555               $      60,873
     Mattress Ticking                  14,679                      11,519
--------------------------------------------------------------------------------
                                  $    78,234               $      72,392

================================================================================

                                   CULP, INC.
                           SALES BY SEGMENT/DIVISION
FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 1999 AND NOVEMBER 1, 1998


                             (Amounts in thousands)

                                                            THREE MONTHS ENDED (UNAUDITED)
                                       --------------------------------------------------------------------------

                                                Amounts                                Percent of Total Sales
                                       --------------------------                    ----------------------------
                                       October 31,   November 1,        % Over
Segment/Division                          1999          1998            (Under)          2000            1999
------------------------------------   ------------  ------------   ---------------  -------------   ------------
Upholstery Fabrics
    Culp Decorative Fabrics         $       56,897        59,573        (4.5)%          43.9 %          46.5 %
    Culp Velvets/Prints                     41,783        38,728         7.9 %          32.3 %          30.2 %
    Culp Yarn                                4,358         6,367       (31.6)%           3.4 %           5.0 %
                                       ------------  ------------   ---------------  -------------   ------------
                                           103,038       104,668        (1.6)%          79.5 %          81.7 %

Mattress Ticking
    Culp Home Fashions                      26,504        23,491        12.8 %          20.5 %          18.3 %
                                       ------------  ------------   ---------------  -------------   ------------

                                  * $      129,542       128,159         1.1 %         100.0 %         100.0 %
                                       ============  ============   ===============  =============   ============


                                                             SIX MONTHS ENDED (UNAUDITED)
                                       --------------------------------------------------------------------------

                                                Amounts                                Percent of Total Sales
                                       --------------------------                    ----------------------------
                                       October 31,   November 1,        % Over
Segment/Division                          1999          1998            (Under)          2000            1999
------------------------------------   ------------  ------------   ---------------  -------------   ------------
Upholstery Fabrics
    Culp Decorative Fabrics         $      107,413       111,018        (3.2)%          43.8 %          46.5 %
    Culp Velvets/Prints                     77,992        68,722        13.5 %          31.8 %          28.8 %
    Culp Yarn                                8,487        12,963       (34.5)%           3.5 %           5.4 %
                                       ------------  ------------   ---------------  -------------   ------------
                                           193,892       192,703         0.6 %          79.0 %          80.7 %

Mattress Ticking
    Culp Home Fashions                      51,587        46,123        11.8 %          21.0 %          19.3 %
                                       ------------  ------------   ---------------  -------------   ------------

                                  * $      245,479       238,826         2.8 %         100.0 %         100.0 %
                                       ============  ============   ===============  =============   ============


* U.S. sales were $97,216 and $94,472 for the second quarter of fiscal 2000 and fiscal 1999, respectively; and $189,340 and $178,782 for the six months of fiscal 2000 and fiscal 1999, respectively. The percentage increase in U.S. sales was 2.9% for the second quarter and an increase of 5.9% for the six months.

                                   CULP, INC.
                     INTERNATIONAL SALES BY GEOGRAPHIC AREA
 FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 1999 AND NOVEMBER 1, 1998


                             (Amounts in thousands)

                                                               THREE MONTHS ENDED (UNAUDITED)
                                       --------------------------------------------------------------------------------
                                                  Amounts                                   Percent of Total Sales
                                       -------------------------------                   ------------------------------
                                        October 31,      November 1,       % Over
         Geographic Area                    1999            1998           (Under)         2000             1999
----------------------------------     ---------------  --------------  --------------   -------------     ------------
North America (Excluding USA)     $             9,912           8,502       16.6 %           30.7 %           25.2 %
Europe                                          6,069           7,223      (16.0)%           18.8 %           21.4 %
Middle East                                     8,960          10,060      (10.9 %           27.7 %           29.9 %
Far East & Asia                                 5,357           5,435       (1.4)%           16.6 %           16.1 %
South America                                     630           1,238      (49.1)%            1.9 %            3.7 %
All other areas                                 1,398           1,229       13.8 %            4.3 %            3.6 %
                                       ---------------  --------------  --------------   -------------     ------------

                                  $            32,326          33,687       (4.0)%          100.0 %          100.0 %
                                       ===============  ==============  ==============   =============     ============


                                                                SIX MONTHS ENDED (UNAUDITED)
                                       --------------------------------------------------------------------------------

                                                  Amounts                                   Percent of Total Sales
                                       -------------------------------                   ------------------------------
                                        October 31,      November 1,       % Over
         Geographic Area                    1999            1998           (Under)         2000             1999
----------------------------------     ---------------  --------------  --------------   -------------     ------------
North America (Excluding USA)     $            17,588          15,755       11.6 %           31.3 %           26.2 %
Europe                                          8,998          10,906      (17.5)%           16.0 %           18.2 %
Middle East                                    15,952          18,360      (13.1 %           28.4 %           30.6 %
Far East & Asia                                 9,666          10,303       (6.2)%           17.2 %           17.2 %
South America                                   1,250           2,238      (44.1)%            2.2 %            3.7 %
All other areas                                 2,685           2,482        8.2 %            4.8 %            4.1 %
                                       ---------------  --------------  --------------   -------------     ------------

                                  $            56,139          60,044       (6.5)%          100.0 %          100.0 %
                                       ===============  ==============  ==============   =============     ============


International sales, and the percentage of total sales, for each of the last five fiscal years follows: fiscal 1995-$57,971 (19%); fiscal 1996-$77,397 (22%);
fiscal 1997-$101,571 (25%); fiscal 1998-$137,223 (29%); and fiscal 1999-$113,354
(23%). International sales for the second quarter represented 25.0% and 26.3% for 2000 and 1999, respectively. Year-to-date international sales represented 22.9% and 25.1% of total sales for 2000 and 1999, respectively.

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

The company's operating segments are upholstery fabrics and mattress ticking, with related divisions organized within those segments. In upholstery fabrics, Culp Decorative Fabrics manufactures jacquard and dobby woven fabrics for residential and commercial furniture. Culp Velvets/Prints manufactures a broad range of printed and velvet fabrics used primarily for residential and juvenile furniture. Culp Yarn manufactures specialty filling yarn that is used by Culp and also marketed to outside customers. In mattress ticking, Culp Home Fashions manufactures and markets a broad array of fabrics used primarily by bedding manufacturers.

Three and Six Months ended October 31, 1999 compared with Three and Six Months ended November 1, 1998

Net Sales. Net sales for the second quarter of fiscal 2000 increased by $1.4 million, or 1.1%, compared with the same quarter of fiscal 1999. The company's sales of upholstery fabrics decreased $1.6 million, or 1.6%, for the quarter compared with the prior year. Alternatively, the company's sales of mattress ticking increased $3.0 million, or 12.8%, for the quarter compared with the prior year. Net sales for the first six months of fiscal 2000 increased by $6.7 million, or 2.8%, compared with the year-earlier period. The company's sales of upholstery fabrics and mattress ticking increased $1.2 million and $5.5 million, respectively, or 0.6% and 11.8%, respectively, for the first six months compared with the prior year. During the first quarter of fiscal 1999, the company implemented a major reorganization from six business units to four divisions. This new corporate alignment grouped related operations together and was accompanied by several changes in managerial positions. The company believes that benefits of this move have included improved customer service, more effective use of design resources and increased manufacturing efficiency.

The 0.6% increase in sales of upholstery fabrics in the first half of fiscal 2000 reflects higher sales of upholstery fabrics to U.S.-based customers that offset a 34.5% decrease in external Culp Yarn sales and a 6.5% decrease in international sales. The decrease in external Culp Yarn sales is due primarily to an increasing percentage of sales to divisions within the company. As a result, external Culp Yarn sales for the first half of fiscal 2000 represent 31.4% of total sales for the division compared with 45.9% in the prior year. Weakness in international sales, which the company believes has also affected other manufacturers of upholstery fabrics, has persisted since the close of fiscal 1998. The company has taken steps to mitigate the impact of this industry-wide trend by significantly curtailing production schedules for certain international-targeted fabrics, introducing a new line of printed cotton upholstery fabrics and shifting its marketing focus to geographic areas where demand appears more favorable. The company has a diversified global base of customers and is seeking to broaden that further to minimize exposure to economic uncertainties in any geographic area.

The increased sales by Culp Home Fashions (primarily mattress ticking) during the second quarter and first half of fiscal 2000 marked a continuation of the longer-term expansion that this division has experienced. The introduction of new designs and fabric constructions as well as the advantages of the company's vertical integration are driving Culp's growth in mattress ticking. In particular, the ability to manufacture the jacquard greige (or unfinished) goods that are then printed to produce mattress ticking has aided Culp in meeting faster delivery schedules and providing improved overall customer service.

Gross Profit and Cost of Sales. Gross profit for the second quarter increased 15.8% to $23.7 million when compared to the year-earlier period, and increased as a percentage of net sales from 16.0% to 18.3%. For the first six months, gross profit increased 29.4% to $44.1 million and increased as a percentage of net sales from 14.3% to 18.0%. The increase was due principally to the actions that the company took during fiscal 1999 to improve profitability, including a significant reduction in the capacity for manufacturing printed flock fabrics and an intense effort to reduce operating expenses and raise productivity. The cost of raw materials has remained relatively stable during the first half of fiscal 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of sales for the second quarter of fiscal 2000 were 12.4%, up slightly from 12.1% for the year-earlier period. For the first six months, these expenses increased slightly as a percentage of sales to 12.7% versus 12.5% for the prior year. Although the company has ongoing programs to contain operating expenses, the company is incurring higher costs related to resources for the design of new fabrics and information systems, as well as other increased operating expenses intended to support a higher level of sales.


Interest Expense. Interest expense of $2.5 million and $4.9 million for the second quarter and first six months, respectively, was unchanged and up $0.1 million, respectively, from a year ago. A lower average amount of borrowings outstanding was offset by lower capitalized interest related to capital expenditures and higher average interest rates.

Other Expense. Other expense decreased to $416,000 and $971,000 for the second quarter and first six months of 2000, respectively, versus $604,000 and $1,374,000, respectively, for the year-earlier periods. These decreases were due principally to the incidence of a non-recurring charge in the first quarter of fiscal 1999 to write-off certain fixed assets and to higher investment income on the assets related to the nonqualified deferred compensation plan in the second quarter of fiscal 2000.

Income Taxes. The effective tax rate for the second quarter and first six months of fiscal 2000 was 34.0%, up slightly from 33.0% for the year-earlier periods.

Net Income (Loss) Per Share. Net income per share for the second quarter of 2000 totaled $0.27 per share diluted compared with $0.10 per share diluted a year ago. For the first half, the company reported net income of $0.39 per share diluted versus a net loss of $0.10 per share diluted in the prior year.

Liquidity and Capital Resources

Liquidity. Cash and cash investments were $0.8 million as of October 31, 1999, compared with $1.2 million at November 1, 1998, and $0.5 million at the end of fiscal 1999. Funded debt (long-term debt, including current maturities, less restricted investments) was $134.5 million at October 31, 1999, down from $148.5 million at November 1, 1998 and $138.7 million at May 2, 1999. As a percentage of total capital (funded debt plus total stockholders' equity), the company's borrowings amounted to 51.7% at October 31, 1999, compared with 53.5% at November 1, 1998, and 52.1% at May 2, 1999. The company's working capital as of October 31, 1999 was $92.8 million, compared with $102.3 million as of November 1, 1998, and $99.3 million at the close of fiscal 1999. The decrease in working capital since May 2, 1999 is primarily due to an increase of $4.8 million in accounts payable-capital expenditures.

The company's cash flow from operations was $16.9 million for the first six months of fiscal 2000, consisting of $15.1 million from earnings (net income plus depreciation and amortization) and a $1.8 million decrease in working capital.

In separate authorizations in June 1998, March 1999 and September 1999, the board of directors of the company authorized the use of a total of $15.0 million to repurchase the company's common stock. During fiscal 1999, the company repurchased 938,600 shares at an average price of $5.90 per share under these authorizations. During the first half of fiscal 2000, the company repurchased 766,300 shares at an average price of $7.70 per share.

Financing Arrangements. In April 1998, Culp completed the sale of $75 million of senior unsecured notes ("Notes") in a private placement to institutional investors. The Notes have a fixed coupon rate of 6.76% and an average remaining term of nine years.

Culp has an $88 million syndicated, unsecured, multi-currency revolving credit facility. The facility, which expires in April 2002, requires quarterly payments of interest on all outstanding borrowings and a quarterly facility fee paid in advance. As of October 31, 1999, the company had outstanding borrowings of $22 million under the credit facility.

The company also has a total of $33.5 million in currently outstanding industrial revenue bonds ("IRBs") which have been used to finance capital expenditures. The IRBs are collateralized by restricted investments of $1.1 million as of October 31, 1999 and letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder.

The company's loan agreements require, among other things, that the company maintain certain financial ratios. As of October 31, 1999, the company was in compliance with these financial covenants.

As of October 31, 1999, the company had three interest rate swap agreements to reduce its exposure to floating interest rates on a $25 million notional amount. The effect of these contracts is to "fix" the interest rate payable on $25 million of the company's variable rate borrowings at a weighted average rate of 7.1%. The company also enters into foreign exchange forward and option contracts to hedge against currency fluctuations with respect to firm commitments to purchase certain machinery, equipment and raw materials. The company had approximately $3.7 million of outstanding foreign exchange forward contracts as of October 31, 1999.

Capital Expenditures. The company maintains an ongoing program of capital expenditures designed to increase capacity as needed, enhance manufacturing efficiencies through modernization and increase the company's vertical integration. Capital expenditures for the first half of fiscal 2000 totaled $10.5 million compared with $6.4 million in the year-earlier period. The company currently projects capital spending of approximately $23 million in fiscal 2000.

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

Year 2000 Considerations

Management has developed and implemented a plan to modify the company's information technology to recognize the year 2000. Problems with recognition of dates in the year 2000 are generally referred to as "year 2000 issues." The plan to address year 2000 issues has three distinct areas of focus; namely, traditional information systems, technology used in support areas, and preparedness of suppliers and customers.

The initiative for traditional information systems, which started in 1992, has led to completion of the assessment, required changes and testing of the company's operational systems (order entry, billing, sales, finished goods) and financial systems (payroll, human resources, accounts payable, accounts receivable, general ledger, fixed assets). The final phase of the traditional information systems involved the systems that support the company's manufacturing processes. The programming and testing of these systems was substantially completed by April 1, 1999, and implementation of these systems was completed by October 31, 1999. The company does not believe any material problems will be caused by year 2000 issues with respect to its internal information systems.

The second area of focus has been an assessment of non-traditional information technology, which includes the electronics in equipment such as telephone switches and manufacturing equipment. Inventories of this equipment have been completed and correspondence has been completed with vendors and suppliers of this equipment. Based on the results of the inventories and the correspondence with the vendors, the company believes that any remediation of year 2000 issues that would be necessary would be immaterial to the company.

The third area of focus is communications with suppliers and customers to understand their level of readiness and assure a constant flow of materials to support business plans. Communication to date has shown a high level of awareness and planning by these parties. The company has contacted its major trading partners and is unaware of any significant exposures. However, the nature of the inquiries, which are based on unverifiable responses from its partners, does not guarantee that all responses were accurate. Additionally, the company does a significant amount of business internationally, and according to published reports some areas of the world are not as prepared as the U. S. Some of the company's customers are distributors and are not the end user of our product. While most customers have said they expect no problems related to year 2000 issues, we are unable to offer assurances due to the nature of this business and the inability to assess all areas of the world. If a significant vendor or customer experiences significant year 2000 problems, the company can give no assurance that such an occurrence will not have an adverse affect on the company's results. However, the company believes its action and contingency plans will minimize these risks and prevent any major interruptions in the flow of materials and products.

The company believes the most reasonable worst case scenarios related to year 2000 issues involve the disruption of goods and services from the company's vendors. The overall worst case scenario would result from the interruption of utility services to the company's manufacturing facilities. Due to seasonal shutdowns, the majority of the company's manufacturing facilities are normally closed on January 1. While not all operating schedules have been set, a majority of the facilities will not be operating on January 1st and 2nd. During this period there will be teams in the company's locations to test the equipment and utility service. This schedule will afford a location the benefit of additional time in which a utility vendor could remediate the problem before normal production schedules were to be resumed. If an interruption persists, some production could be shifted to other locations that manufacture similar products. However, if a problem continues for several days, a loss of revenue might result. The amount of loss would depend on the amount of time necessary to remediate the problem and the amount of inventory available ready for shipment.

The company's year 2000 plan is being administered by a team of internal staff and management. Costs incurred in the company's readiness effort are being expensed as incurred. Anticipated costs are expected to approximate $800,000 and to date an estimated $775,000 has been spent. This project, and year 2000 issues in general, are not expected to have a significant effect on the company's operations, though no assurance can be given in this regard.

The discussion in this section contains year 2000 readiness disclosures within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

Forward-Looking Information

The company's quarterly report on Form 10-Q contains statements that could be deemed "forward-looking statements," within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Such statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by qualifying words such as "expect," "believe," "estimate," "plan," and "project" and their derivatives. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income and general economic conditions. Decreases in these economic indicators could have a negative effect on the company's business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely. Because of the significant percentage of the company's sales derived from international shipments, strengthening of the U.S. dollar against other currencies could make the company's products less competitive on the basis of price in markets outside the United States. Additionally, economic and political instability in international areas could affect the demand for the company's products.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company has not experienced any significant changes in market risk since October 31, 1999.

The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin under the company's revolving credit agreement and variable rate debt in connection with the industrial revenue bonds. To lower or limit overall borrowing costs, the company enters into interest rate swap agreements to modify the interest characteristics of portions of its outstanding debt. The agreements entitle the company to receive or pay to the counterparty (a major bank), on a quarterly basis, the amounts, if any, by which the company's interest payments covered by swap agreements differ from those of the counterparty. These amounts are recorded as adjustments to interest expense. The fair value of the swap agreements and changes in fair value resulting from changes in market interest rates are not recognized in the consolidated financial statements. The annual impact on the company's results of operations of a 100 basis point interest rate change on the October 31, 1999 outstanding balance of the variable rate debt would be approximately $537,000 irrespective of any swaps associated with this debt.

The company's exposure to fluctuations in foreign currency exchange rates is due primarily to a foreign subsidiary domiciled in Canada and purchases of certain machinery, equipment and raw materials in foreign currencies. The company's Canadian subsidiary uses the United States dollar as its functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with the Canadian subsidiary. However, the company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firm commitments to purchase certain machinery, equipment and raw materials. The Canadian subsidiary is not material to the company's consolidated results of operations; therefore, the impact of a 10% change in the exchange rate at October 31, 1999 would not have a significant impact on the company's results of operations or financial position. In addition, the company had approximately $3.7 million of outstanding foreign exchange forward contracts as of October 31, 1999. As a result, any change in exchange rates would not have a significant impact on the company's results of operations or financial position as the foreign exchange forward contracts have "fixed" the exchange rate.

Part II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the company was held in High Point, North Carolina on September 21, 1999. Of the 12,040,484 shares of common stock outstanding on the record date, 11,205,127 shares were present in person or by proxy.

At the Annual Meeting, shareholders voted on:

    - ratifying the appointment of KPMG LLP as the independent auditors of the company for the current fiscal year, and;

    - the election of three directors: Robert T. Davis, Franklin N. Saxon, and Judith C. Walker, to serve until the 2002 Annual Meeting, and the election of one director: Dan E. Jacobs to serve until the 2001 Annual Meeting.

A. Proposal to ratify the election of KPMG LLP as independent auditors of the company for fiscal year 2000:

                     For                                      11,190,082
                     Against                                       9,167
                     Abstain                                       5,878
                     Broker Non-Votes                                -0-

B.   Proposal for Election of Directors:

     Robert T. Davis                               Franklin N. Saxon
     For                       11,186,681          For                11,181,349
     Against                          -0-          Against                   -0-
     Abstain                       18,446          Abstain                23,778
     Broker Non-Votes                 -0-          Broker Non-Votes          -0-

     Judith C. Walker                              Dan E. Jacobs
     For                       11,169,950          For                11,158,600
     Against                          -0-          Against                   -0-
     Abstain                       35,177          Abstain                46,527
     Broker Non-Votes                 -0-          Broker Non-Votes          -0-

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

     3(iii) Articles of Amendment of Culp, Inc. dated October 5, 1999 for the purpose of amending its Restated Charter to fix the designation, preferences, limitations and relative rights of a series of its Preferred Stock.

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

    10(oo) Rights Agreement, dated as of October 8, 1999, between Culp, Inc. and EquiServe Trust Company, N.A., as Rights Agent, including the form of Articles of Amendment with respect to the Series A Participating Preferred Stock included as Exhibit A to the Rights Agreement, the forms of Rights Certificate included as Exhibit B to the Rights Agreement, and the form of Summary of Rights included as Exhibit C to the Rights Agreement. The Rights Agreement was filed as Exhibit 99.1 to the Company's Form 8-K dated October 12, 1999, and is incorporated herein by reference.

     27      Financial Data Schedule

(b)  Reports on Form 8-K:

The following reports on Form 8-K were filed during the period covered by this report:

   (1) Form 8-K dated August 18, 1999, included under Item 5, Other Events, included the Company's press release for quarterly earnings and the Financial Information Release relating to certain financial information for the quarter ended August 1, 1999.

   (2) Form 8-K dated October 12, 1999, included under Item 5, Other Events, included the September 21, 1999 declaration by the Board of Directors of the Company of a dividend distribution of one preferred share purchase right for each outstanding share of common stock, par value $0.05 per share, of the Corporation and a summary description of the Rights Agreement. The Rights Agreement and the Company's press release announcing adoption of the Rights Plan by the Board of Directors of Culp, Inc. are included as Exhibits 99.1 and 99.2, respectively, under Item 7.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CULP, INC.
                               (Registrant)


Date:   December 15, 1999  By:  s/s Phillip W. Wilson
                                    Phillip W. Wilson
                                    Vice President and Chief Financial
                                    and Accounting Officer

                                    (Authorized to sign on behalf
                                    of the registrant and also sign-
                                    ing as principal financial officer)

                              ARTICLES OF AMENDMENT
                                       OF
                                   CULP, INC.

The undersigned corporation hereby submits these Articles of Amendment for the purpose of amending its Restated Charter to fix the designation, preferences, limitations and relative rights of a series of its Preferred Stock.

1.         The name of the corporation is Culp, Inc.

2. The Restated Charter of the corporation is hereby amended by adding the following provisions, as follows:

     Pursuant to the authority vested in the Board of Directors in accordance with the provisions of its Restated Charter, a series of Preferred Stock designated as Series A Participating Preferred Stock, $0.05 par value per share, be, and it hereby is, created, and that the designation and amount thereof and the powers, preferences and relative, participating, optional and other special rights of the shares of such series, and the qualifications, limitations or restrictions thereof (in addition to the provisions in the Restated Charter that are applicable to the Preferred Stock of all classes and series) are as follows:

                     Series A Participating Preferred Stock

     1. Designation and Amount. The shares of such series of Preferred Stock shall be designated as "Series A Participating Preferred Stock," par value $0.05 per share, and the number of shares constituting such series shall be 2,000,000. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, however, that no decrease shall reduce the number of shares of Series-A Participating Preferred Stock to less than the number of shares then issued and outstanding plus the number of shares issuable upon exercise of outstanding rights, options or warrants or upon conversion of outstanding securities issued by the Corporation convertible into Series A Participating Preferred Stock.

     2.  Dividends and Distribution.

     (a) Subject to the prior and superior rights of the holders of any shares of any series of capital stock ranking prior and superior to the shares of Series A Participating Preferred Stock with respect to dividends, the holders of shares of Series A Participating Preferred Stock, in preference to the holders of shares of the Corporation's Common Stock, par value $0.05 per share ("Common Stock"), and of any other shares of any class or series of stock of the Corporation ranking junior to the Series A Participating Preferred Stock, shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the first day of January, April, July and October in each year (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Series A Participating Preferred Stock, in an amount per share (rounded to the nearest cent) equal to the greater of
(a)-$1.00 or (b)-the sum of (x)-the Adjustment Number (as defined below) times the aggregate per share amount of all cash dividends, and (y)-the Adjustment Number times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions, other than a dividend payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise), declared on the Common Stock since the immediately preceding Quarterly Dividend Payment Date, or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of Series A Participating Preferred Stock. The "Adjustment Number" shall initially be one hundred (100). In the event the Corporation shall at any time after October-12, 1999, declare or pay any dividend on Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the Adjustment Number in effect immediately prior to such event shall be adjusted by multiplying such Adjustment Number by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

     (b) The Board of Directors shall declare a dividend or distribution on the Series-A Participating Preferred Stock as provided in paragraph-(a) above immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock); provided that, in the event no dividend or distribution shall have been declared on the Common Stock during the period between any Quarterly Dividend Payment Date and the next subsequent Quarterly Dividend Payment Date, a dividend of $1.00 per share on the Series-A Participating Preferred Stock shall nevertheless be payable on such subsequent Quarterly Dividend Payment Date.

     (c) Dividends on shares of Series A Participating Preferred Stock shall be cumulative: (i)-on the first such shares issued, from the date of issuance; and
(ii)-on any such shares issued thereafter, from the Quarterly Dividend Payment Date next preceding the date of issuance. Accrued but unpaid dividends shall not bear interest. Dividends paid on the shares of Series A Participating Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding. The Board of Directors may fix a record date for the determination of holders of shares of Series-A Participating Preferred Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be no more than sixty
(60) days prior to the date fixed for the payment thereof.

     3. Voting Rights. The holders of shares of Series-A Participating Preferred Stock shall have the following voting rights:

     (a) Each share of Series A Participating Preferred Stock shall entitle the holder thereof at any time to a number of votes equal to the Adjustment Number
(as in effect at such time) on all matters submitted to a vote of the shareholders of the Corporation.

     (b) Except as otherwise provided herein, in the Restated Charter as from time to time amended, or by law, the holders of Series A Participating Preferred Stock and the holders of Common Stock and any other capital stock of the Corporation having general voting rights shall vote together as one class on all matters submitted to a vote of shareholders of the Corporation.

     (c) Except as otherwise provided herein, in the Restated Charter as from time to time amended, or by law, holders of Series A Participating Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for taking any corporate action.

     4. Certain Restrictions.

     (a) Whenever quarterly dividends or other dividends or distributions payable on the Series A Participating Preferred Stock as provided in Section-2 are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of Series A Participating Preferred Stock outstanding shall have been paid in full, the Corporation shall not:

          (i) declare or pay dividends, or make any other distributions, on any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Participating Preferred Stock;

          (ii) declare or pay dividends on or make any other distributions on any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Participating Preferred Stock, except dividends paid ratably on the Series A Participating Preferred Stock and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such shares are then entitled;

          (iii) redeem or purchase or otherwise acquire for consideration shares of any stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Participating Preferred Stock, provided that the Corporation may at any time redeem, purchase or otherwise acquire shares of any such junior stock in exchange for shares of any stock of the Corporation ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Participating Preferred Stock; or

          (iv) redeem or purchase or otherwise acquire for consideration any shares of Series A Participating Preferred Stock, or any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Participating Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of Series A Participating Preferred Stock, or to such holders and holders of any such shares ranking on a parity therewith, upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

          (b) The Corporation shall not permit any subsidiary of the Corporation to purchase or otherwise acquire for consideration any shares of stock of the Corporation unless the Corporation could, under paragraph-(a) of this Section-4, purchase or otherwise acquire such shares at such time and in such manner.

     5. Reacquired Shares. Any shares of Series A Participating Preferred Stock purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and cancelled promptly after the acquisition thereof. All such shares shall upon their retirement and cancellation become authorized but unissued shares of Preferred Stock and may be reissued as part of a new series of Preferred Stock to be created by resolution or resolutions of the Board of Directors, subject to any conditions and restrictions on issuance set forth herein, or in any other Articles of Amendment creating a series of Preferred Stock or any similar stock or as otherwise required by law.

     6. Liquidation, Dissolution or Winding Up.

     (a) Upon any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, no distribution shall be made to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Participating Preferred Stock unless, prior thereto, the holders of shares of Series A Participating Preferred Stock shall have received $100.00 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment (the "Series A Liquidation Preference"). Following the payment of the full amount of the Series A Liquidation Preference, no additional distributions shall be made to the holders of shares of Series A Participating Preferred Stock unless, prior thereto, the holders of shares of Common Stock shall have received an amount per share (the "Common Adjustment") equal to the quotient obtained by dividing (i)-the Series A Liquidation Preference by (ii)-the Adjustment Number. Following the payment of the full amount of the Series A Liquidation Preference and the Common Adjustment in respect of all outstanding shares of (1)-Series A Participating Preferred Stock and (2)-Common Stock, respectively, (a)-holders of Series A Participating Preferred Stock and (b)-holders of shares of Common Stock shall, subject to the prior rights of all other series of Preferred Stock, if any, ranking prior thereto, receive their ratable and proportionate share of the remaining assets to be distributed in the ratio of the Adjustment Number to 1 with respect to (x)-the Series A Participating Preferred Stock and (y)-the Common Stock, on a per share basis, respectively.

     (b) In the event, however, that there are not sufficient assets available to permit payment in full of the Series A Liquidation Preference and the liquidation preferences of all other series of Preferred Stock, if any, that rank on a parity with the Series A Participating Preferred Stock, then such remaining assets shall be distributed ratably to the holders of such parity shares in proportion to their respective liquidation preferences. In the event, however, that there are not sufficient assets available to permit payment in full of the Common Adjustment, then such remaining assets shall be distributed ratably to the holders of Common Stock.

     7. Consolidation, Merger, etc. In case the Corporation shall enter into any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case each share of Series A Participating Preferred Stock shall at the same time be similarly exchanged or changed in an amount per share equal to the Adjustment Number times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged.

     8. No Redemption. Shares of Series A Participating Preferred Stock shall not be subject to redemption by the Corporation.

     9. Ranking. The Series A Participating Preferred Stock shall rank junior to all other series of the Corporation's Preferred Stock as to the payment of dividends and the distribution of assets, unless the terms of any such series shall provide otherwise, and shall rank senior to the Common Stock as to such matters.

     10. Amendment. At any time that any shares of Series A Participating Preferred Stock are outstanding, the Restated Charter of the Corporation shall not be amended in any manner which would materially alter or change the powers, preferences or special rights of the Series A Participating Preferred Stock so as to affect them adversely without the affirmative vote of the holders of at least two-thirds of the outstanding shares of Series A Participating Preferred Stock, voting separately as a single class.

     11. Fractional Shares. Series A Participating Preferred Stock may be issued in fractions of a share that shall entitle the holder, in proportion to such holder's fractional shares, to exercise voting rights, receive dividends, participate in distributions and to have the benefit of all other rights of holders of Series A Participating Preferred Stock.

     3. The foregoing amendment was adopted on the 21st day of September, 1999, by the directors without shareholder action, which was not required under
Section 55-6-02 of the General Statutes of North Carolina or the Restated Charter of the Corporation which provides that the Board of Directors may determine the preferences, limitations and relative rights of the blank-check preferred stock authorized in the Restated Charter.

           This the 5th day of October, 1999.


                                      CULP, INC.


                            By:       Phil W. Wilson
                                      Phil W. Wilson
                                      Vice President and Chief Financial Officer