Form 10-Q
period 2000-01-30
CULP INC
filed 2000-03-15
CIK 723603

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 30, 2000

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

                                    YES X NO


            Common shares outstanding at January 30, 2000: 11,215,945
                                 Par Value: $.05

                               INDEX TO FORM 10-Q
                      For the period ended January 30, 2000

Part I -  Financial Statements                                             Page
------------------------------------------                               -------

Item 1.    Unaudited Interim Consolidated Financial Statements:

Consolidated Statements of Income-Three and Nine Months Ended
     January 30, 2000 and January 31, 1999                                  I-1

Consolidated Balance Sheets-January 30, 2000, January 31, 1999
     and May 2, 1999                                                        I-2

Consolidated Statements of Cash Flows---Nine Months Ended
     January 30, 2000 and January 31, 1999                                  I-3


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

Item 3.   Quantitative and Qualitative Disclosures About                    I-18
Market Risk


Part II - Other Information
-------------------------------------

Item 6.   Exhibits and Reports on Form 8-K                                  II-1

Signature                                                                   II-8

                                   CULP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 30, 2000 AND JANUARY 31, 1999

                (Amounts in Thousands, Except for Per Share Data)

                                                                      THREE MONTHS ENDED (UNAUDITED)
                                             ---------------------------------------------------------------------------------

                                                        Amounts                                          Percent of Sales
                                             -------------------------------                       -----------------------------
                                              January 30,     January 31,        % Over
                                                 2000             1999          (Under)               2000            1999
                                             --------------  ---------------  -------------        --------------  -------------
Net sales                                 $        113,181          112,093          1.0 %              100.0 %         100.0 %
Cost of sales                                       94,712           92,911          1.9 %               83.7 %          82.9 %
                                             --------------  ---------------  -------------        --------------  -------------
         Gross profit                               18,469           19,182         (3.7)%               16.3 %          17.1 %

Selling, general and
  administrative expenses                           13,949           14,100         (1.1)%               12.3 %          12.6 %
                                             --------------  ---------------  -------------        --------------  -------------
         Income from operations                      4,520            5,082        (11.1)%                4.0 %           4.5 %

Interest expense                                     2,366            2,308          2.5 %                2.1 %           2.1 %
Interest income                                         (8)             (10)       (20.0)%               (0.0)%          (0.0)%
Other expense (income), net                            229              492        (53.5)%                0.2 %           0.4 %
                                             --------------  ---------------  -------------        --------------  -------------
         Income before income taxes                  1,933            2,292        (15.7)%                1.7 %           2.0 %

Income taxes  *                                        501              753        (33.5)%               25.9 %          32.9 %
                                             --------------  ---------------  -------------        --------------  -------------

         Net income                       $          1,432            1,539         (7.0)%                1.3 %           1.4 %
                                             ==============  ===============  =============        ==============  =============

Net income per share                                 $0.13            $0.12          8.3 %
Net income per share, assuming dilution              $0.13            $0.12          8.3 %
Dividends per share                                 $0.035           $0.035          0.0 %
Average shares outstanding                          11,296           12,995        (13.1)%
Average shares outstanding, assuming dilution       11,389           13,124        (13.2)%



                                                                      NINE MONTHS ENDED (UNAUDITED)
                                             ---------------------------------------------------------------------------------

                                                        Amounts                                          Percent of Sales
                                             -------------------------------                       -----------------------------
                                              January 30,     January 31,        % Over
                                                 2000             1999          (Under)               2000            1999
                                             --------------  ---------------  -------------        --------------  -------------

Net sales                                 $        358,660          350,919          2.2 %              100.0 %         100.0 %
Cost of sales                                      296,072          297,652         (0.5)%               82.5 %          84.8 %
                                             --------------  ---------------  -------------        --------------  -------------
         Gross profit                               62,588           53,267         17.5 %               17.5 %          15.2 %

Selling, general and
  administrative expenses                           45,022           44,047          2.2 %               12.6 %          12.6 %
                                             --------------  ---------------  -------------        --------------  -------------
         Income from operations                     17,566            9,220         90.5 %                4.9 %           2.6 %

Interest expense                                     7,266            7,133          1.9 %                2.0 %           2.0 %
Interest income                                        (41)             (82)       (50.0)%               (0.0)%          (0.0)%
Other expense (income), net                          1,200            1,866        (35.7)%                0.3 %           0.5 %
                                             --------------  ---------------  -------------        --------------  -------------
         Income before income taxes                  9,141              303      2,916.8 %                2.5 %           0.1 %

Income taxes  *                                      2,952               97      2,943.3 %               32.3 %          32.0 %
                                             --------------  ---------------  -------------        --------------  -------------

         Net income                       $          6,189              206      2,904.4 %                1.7 %           0.1 %
                                             ==============  ===============  =============        ==============  =============

Net income per share                                 $0.53            $0.02      2,550.0 %
Net income per share, assuming dilution              $0.52            $0.02      2,500.0 %
Dividends per share                                 $0.105           $0.105          0.0 %
Average shares outstanding                          11,703           12,997        (10.0)%
Average shares outstanding, assuming dilution       11,816           13,171        (10.3)%


 * Percent of sales column is calculated as a % of income before income taxes.

                                   CULP, INC.
                           CONSOLIDATED BALANCE SHEETS
               JANUARY 30, 2000, JANUARY 31, 1999 AND MAY 2, 1999
                                    Unaudited
                             (Amounts in Thousands)

                                                             Amounts                             Increase
                                              ---------------------------------------           (Decrease)                * May 2,
                                                  January 30,        January 31,     ---------------------------------
                                                     2000                1999            Dollars         Percent           1999
                                              --------------------  ---------------  ----------------    -------------  ------------
Current assets
       Cash and cash investments            $                 568              655               (87)       (13.3)%             509
       Accounts receivable                                 65,788           63,090             2,698          4.3 %          70,503
       Inventories                                         80,874           69,210            11,664         16.9 %          67,070
       Other current assets                                 9,016            7,560             1,456         19.3 %           9,633
                                              --------------------  ---------------  ----------------    -------------  ------------
                  Total current assets                    156,246          140,515            15,731         11.2 %         147,715

Restricted investments                                      1,047            3,416            (2,369)       (69.4)%           3,340
Property, plant & equipment, net                          123,303          125,885            (2,582)        (2.1)%         123,310
Goodwill                                                   50,222           51,615            (1,393)        (2.7)%          51,269
Other assets                                                5,388            5,017               371          7.4 %           4,978
                                              --------------------  ---------------  ----------------    -------------  ------------

                  Total assets              $             336,206          326,448             9,758          3.0 %         330,612
                                              ====================  ===============  ================    =============  ============



Current liabilities
       Current maturities of long-term debt $               1,678            1,678                 0          0.0 %           1,678
       Accounts payable                                    35,347           25,808             9,539         37.0 %          25,687
       Accrued expenses                                    20,878           17,317             3,561         20.6 %          21,026
       Income taxes payable                                   903                0               903        100.0 %               0
                                              --------------------  ---------------  ----------------    -------------  ------------
                  Total current liabilities                58,806           44,803            14,003         31.3 %          48,391

Long-term debt                                            137,052          140,210            (3,158)        (2.3)%         140,312

Deferred income taxes                                      14,583           11,227             3,356         29.9 %          14,583
                                              --------------------  ---------------  ----------------    -------------  ------------
                  Total liabilities                       210,441          196,240            14,201          7.2 %         203,286

Shareholders' equity                                      125,765          130,208            (4,443)        (3.4)%         127,326
                                              --------------------  ---------------  ----------------    -------------  ------------

                  Total liabilities and
                  shareholders' equity      $             336,206          326,448             9,758          3.0 %         330,612
                                              ====================  ===============  ================    =============  ============

Shares outstanding                                         11,216           12,995            (1,779)       (13.7)%          12,079
                                              ====================  ===============  ================    =============  ============


*  Derived from audited financial statements.

                                   CULP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED JANUARY 30, 2000 AND JANUARY 31, 1999
                                    Unaudited
                             (Amounts in Thousands)


                                                                                               NINE MONTHS ENDED
                                                                                        --------------------------------

                                                                                                    Amounts
                                                                                        --------------------------------
                                                                                         January 30,      January 31,
                                                                                             2000             1999
                                                                                        ---------------  ---------------
Cash flows from operating activities:
     Net income                                                                    $             6,189              206
     Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation                                                                        14,481           13,785
            Amortization of intangible assets                                                    1,197            1,174
            Changes in assets and liabilities:
                Accounts receivable                                                              4,715           10,546
                Inventories                                                                    (13,804)           9,984
                Other current assets                                                               617              303
                Other assets                                                                      (560)             (95)
                Accounts payable                                                                 4,619           (8,609)
                Accrued expenses                                                                  (148)            (973)
                Income taxes payable                                                               903           (1,282)
                                                                                        ---------------  ---------------
                    Net cash provided by operating activities                                   18,209           25,039
                                                                                        ---------------  ---------------
Cash flows from investing activities:
     Capital expenditures                                                                      (14,474)          (8,500)
     Purchases of restricted investments                                                           (35)             (73)
     Purchase of investments to fund deferred compensation liability                                 0             (735)
     Sale of restricted investments                                                              2,328              678
                                                                                        ---------------  ---------------
                    Net cash used in investing activities                                      (12,181)          (8,630)
                                                                                        ---------------  ---------------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                                    8,510            2,535
     Principal payments on long-term debt                                                      (11,770)         (16,284)
     Change in accounts payable-capital expenditures                                             5,041           (2,800)
     Dividends paid                                                                             (1,218)          (1,365)
     Payments to acquire common stock                                                           (6,552)            (160)
     Proceeds from common stock issued                                                              20                8
                                                                                        ---------------  ---------------
                    Net cash used in financing activities                                       (5,969)         (18,066)
                                                                                        ---------------  ---------------

Increase (decrease) in cash and cash investments                                                    59           (1,657)

Cash and cash investments at beginning of period                                                   509            2,312
                                                                                        ---------------  ---------------

Cash and cash investments at end of period                                         $               568              655
                                                                                        ===============  ===============

                                   CULP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

(Dollars in thousands, except per share data)



                                                                           Capital
                                               Common Stock              Contributed                             Total
                                         ------------------------------   in Excess         Retained          Shareholders'
                                           Shares        Amount          of Par Value       Earnings              Equity
-------------------------------------------------------------------------------------------------------------------------
Balance, May 3, 1998                     13,007,021   $   650        $      40,882     $     89,987     $        131,519
    Cash dividends ($0.14 per share)                                                         (1,788)              (1,788)
    Net income                                                                                3,102                3,102
    Common stock issued in connection
       with stock option plans               10,750         1                   34                                    35
    Common stock purchased                 (938,600)      (47)              (2,950)          (2,545)              (5,542)
-------------------------------------------------------------------------------------------------------------------------
Balance, May 2, 1999                     12,079,171       604               37,966           88,756              127,326
    Cash dividends ($0.105 per share)                                                        (1,218)              (1,218)
    Net income                                                                                6,189                6,189
    Common stock issued in connection
       with stock option plans                7,313                             20                                    20
    Common stock purchased                 (870,539)      (43)              (2,735)          (3,774)              (6,552)
-------------------------------------------------------------------------------------------------------------------------
Balance,  January 30, 2000               11,215,945   $   561        $      35,251     $     89,953     $        125,765
=========================================================================================================================


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

================================================================================

2.  Accounts Receivable

      A summary of accounts receivable follows (dollars in thousands):

--------------------------------------------------------------------------------

                                              January 30, 2000      May 2, 1999
--------------------------------------------------------------------------------

Customers                                       $   68,082        $   73,089
Allowance for doubtful accounts                     (1,485)           (1,452)
Reserve for returns and allowances                    (809)           (1,134)
--------------------------------------------------------------------------------

                                                $   65,788        $   70,503
================================================================================

3.  Inventories

     Inventories are carried at the lower of cost or market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

   A summary of inventories follows (dollars in thousands):

--------------------------------------------------------------------------------

                                              January 30, 2000      May 2, 1999
--------------------------------------------------------------------------------

Raw materials                                   $ 51,582          $ 40,728
Work-in-process                                    6,467             6,790
Finished goods                                    29,795            24,885
--------------------------------------------------------------------------------

Total inventories valued at FIFO cost             87,844            72,403
Adjustments of certain inventories
    to the LIFO cost method                       (1,478)           (1,478)
Adjustments of certain inventories to market      (5,492)           (3,855)
--------------------------------------------------------------------------------
                                                $ 80,874          $ 67,070
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

5.     Accounts Payable

   A summary of accounts payable follows (dollars in thousands):
--------------------------------------------------------------------------------

                                               January 30, 2000     May 2, 1999
--------------------------------------------------------------------------------

Accounts payable-trade                          $ 30,069          $    25,450
Accounts payable-capital expenditures              5,278                  237
--------------------------------------------------------------------------------
                                                $ 35,347          $    25,687
================================================================================

6.  Accrued Expenses

   A summary of accrued expenses follows (dollars in thousands):
--------------------------------------------------------------------------------

                                              January 30, 2000      May 2, 1999
--------------------------------------------------------------------------------

Compensation and benefits                       $ 12,514          $    13,136
Other                                              8,364                7,890
--------------------------------------------------------------------------------
                                                $ 20,878          $    21,026
================================================================================

7.  Long-Term Debt

   A summary of long-term debt follows (dollars in thousands):
--------------------------------------------------------------------------------

                                              January 30, 2000      May 2, 1999
--------------------------------------------------------------------------------

Senior unsecured notes                         $ 75,000        $      75,000
Industrial revenue bonds and other obligations   33,519               35,278
Revolving credit facility                        24,000               25,000
Revolving line of credit                          1,177                    0
Obligations to sellers                            5,034                6,712
--------------------------------------------------------------------------------
                                                138,730              141,990
Less current maturities                          (1,678)              (1,678)
--------------------------------------------------------------------------------
                                               $137,052        $     140,312
================================================================================

     The senior unsecured notes have a fixed coupon rate of 6.76% and an average remaining term of 9 years. The principal payments become due from March 2006 to March 2010 with interest payable semi-annually.

     The company's revolving credit agreement (the "Credit Agreement") provides an unsecured multi-currency revolving credit facility, which expires in April 2002, with a syndicate of banks in the United States. The Credit Agreement provides for a revolving loan commitment of $88,000,000. The agreement requires payment of a quarterly facility fee in advance. On borrowings outstanding at January 30, 2000, the interest rate was 7.23%.

     The company's $6,000,000 revolving line of credit expires on February 28, 2001. However, the line of credit will automatically be extended for an additional three-month period on each May 31, August 31, November 30 and February 28 unless the bank notifies the company that the line of credit will not be extended. On borrowings outstanding at January 30, 2000, the interest rate was 6.95%.

     The industrial revenue bonds (IRBs) are generally due in balloon maturities which occur at various dates from 2006 to 2013. The IRBs are collateralized by restricted investments of $1,047,000 and letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder.

     The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At January 30, 2000, the company was in compliance with these required financial covenants.

     At January 30, 2000, the company had three interest rate swap agreements with a bank in order to reduce its exposure to floating interest rates on a portion of its variable rate borrowings. The following table summarizes certain data regarding the interest rate swaps:

            notational amount       interest rate                expiration date
            $ 15,000,000                  7.3%                    April 2000
            $  5,000,000                  6.9%                    June 2002
            $  5,000,000                  6.6%                    July 2002

     The estimated amount at which the company could terminate these agreements as of January 30, 2000 is approximately $134,000. Net amounts paid under these agreements increased interest expense by approximately $216,000 and $194,000 for the nine months of fiscal 2000 and 1999, respectively. Management believes the risk of incurring losses resulting from the inability of the bank to fulfill its obligation under the interest rate swap agreements to be remote and that any losses incurred would be immaterial.

8. Cash Flow Information

     Payments for interest and income taxes during the period were (dollars in thousands):

--------------------------------------------------------------------------------
                                                      2000          1999
--------------------------------------------------------------------------------
Interest                                        $    6,202      $   5,908
Income taxes, net of $1,826 in refunds in 2000       1,398          2,657
================================================================================


9. Foreign Exchange Forward Contracts

     The company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firm commitments to purchase certain machinery and equipment and raw materials. The company had approximately $4,844,000 of outstanding foreign exchange forward contracts as of January 30, 2000.


10. Net Income Per Share

     The following tables reconcile the numerators and denominators of net income per share and net income per share, assuming dilution for the three and nine months ended January 30, 2000 and January 31, 1999:


                                                     THREE MONTHS ENDED
                       --------------------------------------------------------------------------------
                                 January 30, 2000                      January 31, 1999
                       -------------------------------------    ---------------------------------------
 (Amounts in  thousands,   Income        Shares    Per Share      Income       Shares        Per Share
except per share data)  (Numerator)  (Denominator)  Amount      (Numerator)  (Denominator)     Amount
                        -----------  ------------- ---------    -----------  -------------   ----------
Net income per
    share                 $1,432        11,296      $0.13          $1,539        12,995         $0.12
                                                   =========                                  =========

Effect of dilutive
    securities:
       Options              -            93                           -             129
                        -----------  -------------              -----------  -------------
Net income per
     share, assuming
       dilution           $1,432        11,389      $0.13          $1,539        13,124         $0.12
                        ===========  ============= =========    ===========  =============    =========



                                                       NINE MONTHS ENDED
                             --------------------------------------------------------------------------
                                     January 30, 2000                              January 31, 1999
                           ---------------------------------   ----------------------------------------
 (Amounts in thousands,     Income       Shares    Per Share     Income        Shares        Per Share
except per share data)  (Numerator)  (Denominator)  Amount     (Numerator)  (Denominator)      Amount
                        -----------   -----------  ---------   -----------  -------------    ----------
Net income per
    share                 $6,189        11,703      $0.53         $206         12,997          $0.02
                                                   =========                                 ==========

Effect of dilutive
    securities:
       Options                             113                      -             174
                        -----------   -----------              -----------   -----------

Net income per
     share, assuming
     dilution             $6,189        11,816       $0.52         $206         13,171          $0.02
                        ===========   ===========  =========   ===========   ===========    ===========


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

     Sales and gross profit for the company's operating segments for the three months ended January 30, 2000 and January 31, 1999 are as follows:

(dollars in thousands):
--------------------------------------------------------------------------------

                                            January 30, 2000    January 31, 1999
--------------------------------------------------------------------------------
Net sales
     Upholstery Fabrics                       $      87,978      $      89,557
     Mattress Ticking                                25,203             22,536
--------------------------------------------------------------------------------
                                              $     113,181      $     112,093
================================================================================
Gross Profit
     Upholstery Fabrics                       $     11,951       $      12,645
     Mattress Ticking                                6,518               6,537
--------------------------------------------------------------------------------
                                              $     18,469       $      19,182
================================================================================

     Sales and gross profit for the company's operating segments for the nine months ended January 30, 2000 and January 31, 1999 are as follows:

(dollars in thousands):
--------------------------------------------------------------------------------

                                           January 30, 2000     January 31, 1999
--------------------------------------------------------------------------------
Net sales
     Upholstery Fabrics                        $    281,870      $     282,260
     Mattress Ticking                                76,790             68,659
--------------------------------------------------------------------------------
                                               $    358,660      $     350,919
================================================================================
Gross Profit
     Upholstery Fabrics                        $     43,558      $      35,920
     Mattress Ticking                                19,030             17,347
--------------------------------------------------------------------------------
                                               $     62,588      $      53,267
================================================================================

     Inventories for the company's operating segments as of January 30, 2000 and January 31, 1999 are as follows:

(dollars in thousands):
--------------------------------------------------------------------------------
                                           January 30, 2000     January 31, 1999
--------------------------------------------------------------------------------

Inventories
     Upholstery Fabrics                        $    65,788       $      56,842
     Mattress Ticking                               15,086              12,368
--------------------------------------------------------------------------------
                                               $    80,874       $      69,210

================================================================================

                                   CULP, INC.
                            SALES BY SEGMENT/DIVISION
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 30, 2000 AND JANUARY 31, 1999

                             (Amounts in thousands)

                                                            THREE MONTHS ENDED (UNAUDITED)
                                       --------------------------------------------------------------------------

                                                Amounts                                Percent of Total Sales
                                       --------------------------                    ----------------------------
                                       January 30,   January 31,        % Over
Segment/Division                          2000          1999           (Under)           2000            1999
------------------------------------   ------------  ------------   ---------------  -------------   ------------
Upholstery Fabrics
    Culp Decorative Fabrics         $       49,654        50,520        (1.7)%          43.9 %          45.1 %
    Culp Velvets/Prints                     34,050        34,949        (2.6)%          30.1 %          31.2 %
    Culp Yarn                                4,274         4,088         4.5 %           3.8 %           3.6 %
                                       ------------  ------------   ---------------  -------------   ------------
                                            87,978        89,557        (1.8)%          77.7 %          79.9 %

Mattress Ticking
    Culp Home Fashions                      25,203        22,536        11.8 %          22.3 %          20.1 %
                                       ------------  ------------   ---------------  -------------   ------------

                                  * $      113,181       112,093         1.0 %         100.0 %         100.0 %
                                       ============  ============   ===============  =============   ============


                                                             NINE MONTHS ENDED (UNAUDITED)
                                       --------------------------------------------------------------------------

                                                Amounts                                Percent of Total Sales
                                       --------------------------                    ----------------------------
                                       January 30,   January 31,        % Over
Segment/Division                          2000          1999           (Under)          2000            1999
------------------------------------   ------------  ------------   ---------------  -------------   ------------
Upholstery Fabrics
    Culp Decorative Fabrics         $      157,067       161,538        (2.8)%          43.8 %          46.0 %
    Culp Velvets/Prints                    112,042       103,671         8.1 %          31.2 %          29.5 %
    Culp Yarn                               12,761        17,051       (25.2)%           3.6 %           4.9 %
                                       ------------  ------------   ---------------  -------------   ------------
                                           281,870       282,260        (0.1)%          78.6 %          80.4 %

Mattress Ticking
    Culp Home Fashions                      76,790        68,659        11.8 %          21.4 %          19.6 %
                                       ------------  ------------   ---------------  -------------   ------------

                                  * $      358,660       350,919         2.2 %         100.0 %         100.0 %
                                       ============  ============   ===============  =============   ============


* U.S. sales were $86,359 and $88,152 for the third quarter of fiscal 2000 and fiscal 1999, respectively; and $275,699 and $266,934 for the nine months of fiscal 2000 and fiscal 1999, respectively. The percentage decrease in U.S. sales was 2.0% for the third quarter and an increase of 3.3% for the nine months.

                                   CULP, INC.
                     INTERNATIONAL SALES BY GEOGRAPHIC AREA
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 30, 2000 AND JANUARY 31, 1999


                             (Amounts in thousands)

                                                               THREE MONTHS ENDED (UNAUDITED)
                                       --------------------------------------------------------------------------------

                                                  Amounts                                   Percent of Total Sales
                                       -------------------------------                   ------------------------------
                                        January 30,      January 31,       % Over
         Geographic Area                    2000            1999           (Under)            2000             1999
----------------------------------     ---------------  --------------  --------------   -------------     ------------
North America (Excluding USA)     $             8,476           7,280       16.4 %           31.6 %           30.4 %
Europe                                          4,698           3,881       21.1 %           17.5 %           16.2 %
Middle East                                     8,140           6,711       21.3 %           30.3 %           28.0 %
Far East & Asia                                 4,422           4,993      (11.4)%           16.5 %           20.9 %
South America                                     523             555       (5.8)%            1.9 %            2.3 %
All other areas                                   563             521        8.1 %            2.1 %            2.2 %
                                       ---------------  --------------  --------------   -------------     ------------

                                  $            26,822          23,941       12.0 %          100.0 %          100.0 %
                                       ===============  ==============  ==============   =============     ============


                                                                NINE MONTHS ENDED (UNAUDITED)
                                       --------------------------------------------------------------------------------

                                                  Amounts                                   Percent of Total Sales
                                       -------------------------------                   ------------------------------
                                        January 30,      January 31,       % Over
         Geographic Area                    2000            1999           (Under)           2000             1999
----------------------------------     ---------------  --------------  --------------   -------------     ------------
North America (Excluding USA)     $            26,064          23,035       13.1 %           31.4 %           27.4 %
Europe                                         13,696          14,787       (7.4)%           16.5 %           17.6 %
Middle East                                    24,092          25,071       (3.9)%           29.0 %           29.9 %
Far East & Asia                                14,088          15,296       (7.9)%           17.0 %           18.2 %
South America                                   1,773           2,793      (36.5)%            2.1 %            3.3 %
All other areas                                 3,248           3,003        8.2 %            3.9 %            3.6 %
                                       ---------------  --------------  --------------   -------------     ------------

                                  $            82,961          83,985       (1.2)%          100.0 %          100.0 %
                                       ===============  ==============  ==============   =============     ============

International sales, and the percentage of total sales, for each of the last five fiscal years follows: fiscal 1995-$57,971 (19%); fiscal 1996-$77,397 (22%);
fiscal 1997-$101,571 (25%); fiscal 1998-$137,223 (29%); and fiscal 1999-$113,354
(23%). International sales for the third quarter represented 23.7% and 21.4% for 2000 and 1999, respectively. Year-to-date international sales represented 23.1% and 23.9% of total sales for 2000 and 1999, respectively.

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

Three and Nine Months ended January 30, 2000 compared with Three and Nine Months ended January 31, 1999

     Net Sales. Net sales for the third quarter of fiscal 2000 increased by $1.1 million, or 1.0%, compared with the same quarter of fiscal 1999. The company's sales of upholstery fabrics decreased $1.6 million, or 1.8%, for the quarter compared with the prior year. Alternatively, the company's sales of mattress ticking increased $2.7 million, or 11.8%, for the quarter compared with the prior year. Net sales for the first nine months of fiscal 2000 increased by $7.7 million, or 2.2%, compared with the year-earlier period. The company's sales of upholstery fabrics and mattress ticking decreased $0.4 million and increased $8.1 million, respectively, or (0.1)% and 11.8%, respectively, for the first nine months compared with the same period in the prior year. During the first quarter of fiscal 1999, the company implemented a major reorganization from six business units to four divisions. This new corporate alignment grouped related operations together and was accompanied by several changes in managerial positions. The company believes that benefits of this move have included improved customer service, more effective use of design resources and increased manufacturing efficiency.

The 0.1% decrease in sales of upholstery fabrics in the first nine months of fiscal 2000 reflects higher sales of upholstery fabrics to U.S.-based customers that offset a 25.2% decrease in external Culp Yarn sales and a 1.2% decrease in international sales. The decrease in external Culp Yarn sales is due primarily to an increasing percentage of sales to divisions within the company. As a result, external Culp Yarn sales for the first nine months of fiscal 2000 represent 31.4% of total sales for the division compared with 43.1% in the prior year. Weakness in international sales affected results in the first two quarters of fiscal 2000, but sales to customers outside the United States were up 12.0% for the third quarter. The company believes that this increase indicates that it has established a base of international sales from which to build. This follows an industry-wide trend of declining international sales of upholstery fabrics that began in fiscal 1999 after several years of strong growth. During fiscal 1999, the company took steps to mitigate the impact of this industry-wide trend by significantly curtailing production schedules for certain international-targeted fabrics, introducing a new line of printed cotton upholstery fabrics and shifting its marketing focus to geographic areas where demand appeared more favorable. The company has a diversified global base of customers and is seeking to broaden that further to minimize exposure to economic uncertainties in any geographic area.

The increased sales by Culp Home Fashions (primarily mattress ticking) during the third quarter and first nine months of fiscal 2000 marked a continuation of the longer-term expansion that this division has experienced. The introduction of new designs and fabric constructions as well as the advantages of the company's vertical integration are driving Culp's growth in mattress ticking. In particular, the ability to manufacture the jacquard greige (or unfinished) goods that are then printed to produce mattress ticking has aided Culp in meeting faster delivery schedules and providing improved overall customer service.

Gross Profit and Cost of Sales. Gross profit for the third quarter declined 3.7% to $18.5 million when compared to the year-earlier period, and decreased as a percentage of net sales from 17.1% (14.1% for upholstery fabrics and 29.0% for mattress ticking) to 16.3% (13.6% for upholstery fabrics and 25.9% for mattress ticking). The decrease in gross profit % for upholstery fabrics and mattress ticking is primarily due to the decrease in upholstery fabric sales of 1.8% and a product mix change for mattress ticking. For the first nine months, gross profit increased 17.5% to $62.6 million and increased as a percentage of net sales from 15.2% (12.7% for upholstery fabrics and 25.3% for mattress ticking) to 17.5% (15.5% for upholstery fabrics and 24.8% for mattress ticking). The company has taken a number of actions to increase gross profit, including a significant reduction in the capacity for manufacturing printed flock fabrics and an intense effort to reduce operating expenses and raise productivity. The cost of raw materials has remained relatively stable during the first nine months of fiscal 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of sales for the third quarter of fiscal 2000 were 12.3%, down slightly from 12.6% for the year-earlier period. For the first nine months, these expenses were unchanged as a percentage of sales at 12.6%. The increase in absolute dollars for the nine months principally reflects higher costs related to resources for the design of new fabrics and information systems, as well as other increased operating expenses intended to support a higher level of sales.

Interest Expense. Interest expense of $2.4 million and $7.3 million for the third quarter and first nine months, respectively, increased $58,000 and $133,000, respectively, from a year ago. A lower average amount of borrowings outstanding was offset by lower capitalized interest related to capital expenditures and higher average interest rates.

Other Expense. Other expense decreased to $229,000 and $1.2 million for the third quarter and first nine months of fiscal 2000, respectively, versus $492,000 and $1.9 million, respectively, for the year-earlier periods. These decreases were due principally to the incidence of a non-recurring charge in the first quarter of fiscal 1999 to write-off certain fixed assets and to higher investment income on the assets related to the nonqualified deferred compensation plan in the first nine months of fiscal 2000.

Income Taxes. The effective tax rate for the first nine months of fiscal 2000 was 32.3%, up slightly from 32.0% for the year-earlier period.

Net Income Per Share. Net income per share for the third quarter of fiscal 2000 totaled $0.13 per share diluted (based on 11,389,000 average shares outstanding during the period) compared with $0.12 per share diluted (based on 13,124,000 average shares outstanding during the period) a year ago. For the first nine months, the company reported net income of $0.52 per share diluted (based on 11,816,000 average shares outstanding during the period) versus net income of $0.02 per share diluted (based on 13,171,000 average shares outstanding during the period) in the prior year.

Liquidity and Capital Resources

Liquidity. Cash and cash investments were $0.6 million as of January 30, 2000, compared with $0.7 million at January 31, 1999, and $0.5 million at the end of fiscal 1999. Funded debt (long-term debt, including current maturities, less restricted investments) was $137.7 million at January 30, 2000, down from $138.5 million at January 31, 1999 and $138.7 million at May 2, 1999. As a percentage of total capital (funded debt plus total stockholders' equity), the company's borrowings amounted to 52.3% at January 30, 2000, compared with 51.5% at January 31, 1999, and 52.1% at May 2, 1999. The company's working capital as of January 30, 2000 was $97.4 million, compared with $95.7 million as of January 31, 1999, and $99.3 million at the close of fiscal 1999.

The company's cash flow from operations was $18.2 million for the first nine months of fiscal 2000, consisting of $21.9 million from earnings (net income plus depreciation and amortization) offset by a $3.7 million increase in working capital. The increase in working capital was primarily due to a $13.8 million increase in inventories offset by a $4.7 million decrease in accounts receivable, a $4.6 million increase in accounts payable and a $0.9 million increase in income taxes payable.

In separate authorizations in June 1998, March 1999, September 1999 and December 1999, the board of directors of the company authorized the use of a total of $20.0 million to repurchase the company's common stock. During fiscal 1999, the company repurchased 938,600 shares at an average price of $5.90 per share under these authorizations. During the first nine months of fiscal 2000, the company repurchased 870,539 shares at an average price of $7.53 per share.

Financing Arrangements. In April 1998, Culp completed the sale of $75 million of senior unsecured notes ("Notes") in a private placement to institutional investors. The Notes have a fixed coupon rate of 6.76% and an average remaining term of nine years.

Culp has an $88 million syndicated, unsecured, multi-currency revolving credit facility. The facility, which expires in April 2002, requires quarterly payments of interest on all outstanding borrowings and a quarterly facility fee paid in advance. As of January 30, 2000, the company had outstanding borrowings of $24 million under the credit facility.

The company also has a total of $33.5 million in currently outstanding industrial revenue bonds ("IRBs") which have been used to finance capital expenditures. The IRBs are collateralized by restricted investments of $1.0 million as of January 30, 2000 and letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder.

The company's loan agreements require, among other things, that the company maintain certain financial ratios. As of January 30, 2000, the company was in compliance with these financial covenants.

As of January 30, 2000, the company had three interest rate swap agreements to reduce its exposure to floating interest rates on a $25 million notional amount. The effect of these contracts is to "fix" the interest rate payable on $25 million of the company's variable rate borrowings at a weighted average rate of 7.1%. The company also enters into foreign exchange forward and option contracts to hedge against currency fluctuations with respect to firm commitments to purchase certain machinery, equipment and raw materials. The company had approximately $4.8 million of outstanding foreign exchange forward contracts as of January 30, 2000.

Capital Expenditures. The company maintains an ongoing program of capital expenditures designed to increase capacity as needed, enhance manufacturing efficiencies through modernization and increase the company's vertical integration. Capital expenditures for the first nine months of fiscal 2000 totaled $14.5 million compared with $8.5 million in the year-earlier period. The company currently projects capital spending of approximately $23 million in fiscal 2000.

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

Year 2000 Considerations Update

The company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the company does not expect any significant impact on its ongoing business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. The company believes that any unforeseen problems are likely to be minor and correctable. In addition, the company could still be negatively affected if its customers or suppliers are adversely affected by the Year 2000 or similar issues. The company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company has not experienced any significant changes in market risk since January 30, 2000.

The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin under the company's revolving credit agreement and variable rate debt in connection with the industrial revenue bonds. To lower or limit overall borrowing costs, the company enters into interest rate swap agreements to modify the interest characteristics of portions of its outstanding debt. The agreements entitle the company to receive or pay to the counterparty (a major bank), on a quarterly basis, the amounts, if any, by which the company's interest payments covered by swap agreements differ from those of the counterparty. These amounts are recorded as adjustments to interest expense. The fair value of the swap agreements and changes in fair value resulting from changes in market interest rates are not recognized in the consolidated financial statements. The annual impact on the company's results of operations of a 100 basis point interest rate change on the January 30, 2000 outstanding balance of the variable rate debt would be approximately $569,000 irrespective of any swaps associated with this debt.

The company's exposure to fluctuations in foreign currency exchange rates is due primarily to a foreign subsidiary domiciled in Canada and purchases of certain machinery, equipment and raw materials in foreign currencies. The company's Canadian subsidiary uses the United States dollar as its functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with the Canadian subsidiary. However, the company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firm commitments to purchase certain machinery, equipment and raw materials. The Canadian subsidiary is not material to the company's consolidated results of operations; therefore, the impact of a 10% change in the exchange rate at January 30, 2000 would not have a significant impact on the company's results of operations or financial position. In addition, the company had approximately $4.8 million of outstanding foreign exchange forward contracts as of January 30, 2000. As a result, any change in exchange rates would not have a significant impact on the company's results of operations or financial position as the foreign exchange forward contracts have "fixed" the exchange rate.

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

     3(iii) Articles of Amendment of Culp, Inc. dated October 5, 1999 for the purpose of amending its Restated Charter to fix the designation, preferences, limitations and relative rights of a series of its Preferred Stock. The Articles of Amendment of Culp, Inc. were filed as Exhibit 3(iii) to the Company's Form 10-Q for the quarter ended October 31, 1999, filed December 15, 1999, and are incorporated herein by reference.

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

      27       Financial Data Schedule

(b)  Reports on Form 8-K:

The following reports on Form 8-K were filed during the period covered by this report:

   (1)Form 8-K dated November 18, 1999, included under Item 5, Other Events, included the Company's press release for quarterly earnings and the Financial Information Release relating to certain financial information for the quarter ended October 31, 1999.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CULP, INC.
                                    (Registrant)


Date:   March 15, 2000          By:  s/s  Phillip W. Wilson
                                          Phillip W. Wilson
                                          Vice President and Chief Financial
                                          and Accounting Officer

                                          (Authorized to sign on behalf
                                          of the registrant and also sign-
                                          ing as principal financial officer)