Form 10-K
period 2000-04-30
CULP INC
filed 2000-07-28
CIK 723603

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended April 30, 2000

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

     As of July 24, 2000, 11,208,720 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $43,400,750 based on the closing sales price of such stock as quoted on the New York Stock Exchange
(NYSE), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III
     Portions of the Company's Proxy Statement dated August 18, 2000 in connection with its Annual Meeting of Shareholders to be held on September 26, 2000 are incorporated by reference into Items 10, 11, 12 and 13.

                                  CULP, INC.
                               FORM 10-K REPORT
                               TABLE OF CONTENTS

Item No.                                                                  Page
                                    PART I

1.    Business
         Overview............................................................3
         Segments............................................................4
         Business Strategy...................................................5
         Capital Expenditures................................................6
         Overview of Industry................................................6
         Overview of Residential Furniture Industry..........................6
         Overview of Commercial Furniture Industry...........................8
         Overview of Bedding Industry........................................8
         Products............................................................8
         Manufacturing......................................................10
         Product Design and Styling.........................................11
         Distribution.......................................................11
         Sources and Availability of Raw Materials..........................12
         Competition........................................................12
         Technology.........................................................12
         Environmental and Other Regulations................................13
         Employees..........................................................14
         Customers and Sales................................................14
         Net Sales by Geographic Area.......................................14
         Backlog............................................................14

2.    Properties............................................................15

3.    Legal Proceedings.....................................................16

4.    Submission of Matters to a Vote of Security Holders...................16


                                    PART II

5.    Market for the Registrant's Common Stock
        and Related Stockholder Matters.....................................16

6.    Selected Financial Data...............................................17

7.    Management's Discussion and Analysis of
        Financial Condition and Results of Operations.......................18

7A.   Quantitative and Qualitative Disclosures
        About Market Risk...................................................24




8.    Consolidated Financial Statements and Supplementary Data..............25

9.    Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure..............................44




                                   PART III

10.   Directors and Executive Officers of the
        Registrant..........................................................44

11.   Executive Compensation................................................44

12.   Security Ownership of Certain
        Beneficial Owners and Management....................................44

13.   Certain Relationships and Related
        Transactions........................................................44


                                    PART IV

14.   Exhibits, Financial Statement Schedules
        and Reports on Form 8-K.............................................45

      Documents filed as part of this report................................45

      Exhibits..............................................................46

      Reports on Form 8-K...................................................52

      Financial Statement Schedules.........................................52

      Signatures ...........................................................53

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

      Culp is one of the largest integrated marketers of furniture upholstery fabrics in the world and is a leading global producer of mattress fabrics (known as mattress ticking). The Company's fabrics are used principally in the production of residential and commercial furniture and bedding products, including sofas, recliners, chairs, loveseats, sectionals, sofa-beds, office seating, panel systems and mattress sets. Culp markets one of the broadest product lines in its industry, with a wide range of fabric constructions, patterns, colors, textures and finishes. This breadth is made possible by Culp's extensive manufacturing capabilities that include a variety of weaving, printing and finishing operations and the ability to produce various yarns and unfinished base fabrics (known as greige goods) used in its products. Although most of the Company's competitors emphasize one particular type of fabric, Culp competes in every major category except leather, which accounts for a relatively small portion of the residential furniture market. Culp's staff of over 75 designers and support personnel utilize Computer Aided Design (CAD) systems to develop the Company's own patterns and styles. Culp's product line currently includes more than 3,000 upholstery fabric patterns and 1,000 mattress-ticking styles. Although Culp markets fabrics at most price levels, the Company has emphasized fabrics that have a broad appeal in the "good" and "better" price categories of furniture and bedding.

     Culp markets its products worldwide, with sales to customers in over 50 countries. Total sales have grown from $351.7 million in fiscal 1996 to $488.1 million in fiscal 2000, and the Company's international sales have increased from $77.4 million to $111.1 million during the same period. Shipments to U.S.-based customers continue to account for most of the Company's sales, but Culp's success in building a global presence has led to a significant proportion of sales to international accounts (23% of net sales for fiscal
2000). The Company's network of approximately 30 international sales agents represents Culp's products in major furniture and bedding markets outside the United States.

      Culp has sixteen (16) manufacturing facilities, with a combined total of 2.7 million square feet, that are located in North Carolina (9), South Carolina (2), Pennsylvania (2), Tennessee (1), Alabama (1) and Quebec, Canada
(1). The Company's distribution system is designed to offer customers fast, responsive delivery. Products are shipped directly to customers from the
Company's manufacturing facilities, as well as from three regional distribution facilities strategically located in High Point, North Carolina, Los Angeles, California, and Tupelo, Mississippi, which are areas of high concentration of furniture manufacturing. Additionally, the Company maintains an inventory of upholstery fabrics at a warehouse facility in Grand Rapids, Michigan to supply large commercial furniture manufacturers in that area.

      Culp's position as a leading global marketer of upholstery fabrics and mattress ticking has been achieved through internal expansion and strategic acquisitions. The most recent acquisitions include Phillips Mills, Wetumpka Yarn and Artee Industries in fiscal 1998.

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

                          Culp's Segments/Divisions

                                              FISCAL 2000     PRODUCT LINES
                                               NET SALES      (BASE CLOTH, IF
      SEGMENT             DIVISION            (in millions)    APPLICABLE)

Upholstery Fabrics   Culp Decorative Fabrics   $213.2       Woven jacquards
                                                            Woven dobbies

                     Culp Velvets/Prints       $151.5       Wet prints (flocks)
                                                            Heat-transfer prints
                                                            (jacquard, flock)
                                                            Cotton prints
                                                            Woven velvets
                                                            Tufted velvets
                                                            (woven polyester)

                     Culp Yarn                 $ 17.6       Pre-dyed spun yarns
                                                            Chenille yarns

Mattress Ticking     Culp Home Fashions        $105.8       Woven jacquards
                                                            Heat-transfer prints
                                                            (jacquard, knit,
                                                            sheeting)
                                                            Pigment prints
                                                            (jacquard, knit,
                                                            sheeting, non-woven)


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

      Culp Yarn. Culp Yarn manufactures and markets a variety of pre-dyed spun yarns, including WrapSpun TM, open-end spun, ring spun and chenille yarns. Culp Yarn operates manufacturing facilities in Shelby, Cherryville, and Lincolnton, North Carolina and Wetumpka, Alabama. The Wetumpka facility was acquired in December 1997 and the other Culp Yarn plants were purchased in February 1998. Over half of the production of Culp Yarn is used internally by other Culp divisions. The external sales are directed to the upholstery fabric, carpet and apparel markets, and a portion of these shipments are to competitors of Culp. Culp Yarn has provided Culp more control over its supply of spun and chenille yarns and complemented the Company's increased emphasis on developing new designs.

      Culp Home Fashions. Culp Home Fashions principally markets mattress ticking to bedding manufacturers. These fabrics encompass woven jacquard ticking as well as heat-transfer and pigment-printed ticking on a variety of base fabrics, including jacquard, knit, poly/cotton sheeting and non-woven materials. Culp Home Fashions has successfully blended its diverse printing and finishing capabilities with its access to a variety of base fabrics to offer innovative designs to bedding manufacturers for mattress products.
Printed jacquard fabrics offer customers better values with designs and textures of more expensive fabrics. Jacquard greige goods printed by Culp Home Fashions are primarily provided by the division"s Rayonese facility. Culp Home Fashions" manufacturing facilities are located in Stokesdale, North Carolina and St. Jerome, Quebec.

Business Strategy

      The Company"s plan to maintain leadership in the global upholstery fabric and mattress ticking segments is based on a business strategy that includes five main initiatives:

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

      Design Innovation - continuing to invest in personnel and other resources for the design of upholstery fabrics and ticking with appealing patterns and textures. An integral component of the value Culp provides to customers is supplying fabrics that are fashionable and meet current consumer preferences. The Company's principal design resources are now consolidated in a single facility that provides advanced CAD systems and promotes a sharing of innovative designs among the divisions.

      Additional   Acquisitions   -  investing   in   selective   acquisitions
complementary to existing segments.

Capital Expenditures

      Since fiscal 1995, the Company has invested $110.5 million in capital expenditures to expand its manufacturing capacity, install more efficient production equipment and vertically integrate its operations. These expenditures have included, among other things, the installation of narrow and wide-width weaving machines and additional printing equipment to support the growth in woven and printed upholstery fabrics and mattress ticking. The Company spent approximately $22.6 million in capital expenditures during fiscal 2000 for vertical integration and modernization. This level of capital spending was above the $10.7 million in capital expenditures during fiscal 1999. During 2000, the key projects relating to vertical integration included expanding wide loom capacity at St. Jerome, Quebec, Canada and carding capacity at Wetumpka, Alabama. Projects to modernize existing facilities encompassed several investments in looms throughout the Company's operations. The Company is currently planning on capital expenditures for fiscal 2001 of approximately $16 million.

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

Overview of Residential Furniture Industry

      The upholstery fabric industry is highly competitive, particularly among manufacturers in similar market niches. American Furniture Manufacturers Association, a trade association, reports that manufacturers of residential furniture in the United States shipped products valued at approximately $25 billion (wholesale) during 1999. Approximately 40% of this furniture is believed to consist of upholstered products. The upholstered furniture market has grown from $5.4 billion in 1991 to $10 billion in 1999.

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

      There is an established trend toward consolidation at all levels within the home furnishings industry. Furniture/Today has reported that the ten largest residential furniture manufacturers accounted for over 40% of the industry's total shipments in 1999, up from a 23% share in 1985. This trend is expected to continue, particularly because of the need to invest increasing capital to maintain modern manufacturing and distribution facilities as well as to provide the sophisticated computer-based systems and processes necessary to interface in the supply chain between retailers and suppliers. This trend toward consolidation is resulting in fewer, but larger, customers for upholstery fabric manufacturers. The Company believes that this environment favors larger upholstery fabric manufacturers capable of supplying a broad range of product choices at the volumes required by major furniture manufacturers on a timely basis.

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

      Culp's international sales declined 2% in 2000 to $111.1 million. The Company does not believe that this decline suggests any structural shift in the competitive position of Culp or in the long-term opportunities that are presented by rising demand for furniture in developing countries. Consumers in these areas are often attracted to those designs and fashions that mirror American tastes, and U.S.-based manufacturers such as Culp have been able to capitalize on this preference. Production costs of fabrics involve a relatively low labor component, which provides an advantage for a company with modern, efficient manufacturing equipment and systems. The large size of the furniture market within the United States has helped establish an upholstery fabrics industry that features ready access to a variety of raw materials, larger manufacturers with lower costs resulting from economies of scale and the availability of new designs and patterns. The Company believes that these characteristics assist Culp in competing effectively in international markets.


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

Overview of Bedding Industry

      According to data compiled by the International Sleep Products Association ("ISPA"), the domestic conventional bedding market, which generated estimated wholesale revenues of $4.1 billion during calendar year 1999, includes approximately 800 manufacturers of mattress sets. The conventional bedding market accounts for approximately 90% of the domestic bedding market. Approximately 71% of the conventional bedding manufactured in the U.S. is sold to furniture stores and specialty sleep shops. Most of the remaining 29% is sold to department stores, national mass merchandisers, membership clubs and factory direct stores. Approximately 70% of conventional bedding is sold for replacement purposes and the average time lapse between mattress purchases is approximately 11 years.

Products

      As described above, the Company's products include upholstery fabrics and mattress ticking.

      UPHOLSTERY FABRICS. The Company derives the majority of its revenues from the sale of upholstery fabrics primarily to the residential and commercial (contract) furniture markets. Sales of upholstery fabrics totaled 78% of sales for fiscal 2000. The Company has emphasized fabrics and patterns that have broad appeal at promotional to medium prices, generally ranging from $2.20 per yard to $9.50 per yard.

      MATTRESS TICKING. The Company also manufactures mattress ticking (fabric used for covering mattresses and box springs) for sale to bedding manufacturers. Sales of mattress ticking constituted 22% of sales in fiscal 2000. The Company has emphasized fabrics and patterns which have broad appeal at prices generally ranging from $1.20 to $8.00 per yard.

      The  Company's  upholstery  fabrics  and  mattress  ticking  can each be broadly grouped under the three main categories of wovens, prints and velvets. The following table indicates the product lines within each of these categories, a brief description of their characteristics and identification of their principal end-use markets.



                            Culp Fabric Categories

Upholstery Fabrics             Characteristics                Principal  Markets
------------------             ---------------                ------------------
Wovens:
Jacquards         Elaborate, complex designs such as florals   Residential
                  and tapestries in traditional, transitional  furniture
                  and contemporary styles.  Woven on           Commercial
                  intricate looms using a wide variety of      furniture
                  synthetic and natural yarns.

Dobbies           Geometric designs such as plaids, stripes    Residential
                  and solids in traditional and country        furniture
                  styles.  Woven on less complicated looms     Commercial
                  using a variety of weaving constructions     furniture
                  and primarily synthetic yarns.
Prints:
Wet prints        Contemporary patterns with deep, rich        Residential
                  colors on a nylon flock base fabric for a    furniture
                  very soft texture and excellent              Juvenile
                  wearability.  Produced by screen printing    furniture
                  directly onto the base fabric.

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

Mattress Ticking               Characteristics                Principal Markets
------------------             ---------------                ------------------
Wovens:
Jacquards         Florals and other intricate  designs.  Woven Bedding
                  on  complex  looms  using a wide  variety of
                  synthetic and natural yarns.
Prints:
Heat-transfer     Sharp,  detailed designs.  Produced by using Bedding
prints            heat and  pressure  to  transfer  color from
                  printed paper onto base  fabrics,  including
                  woven   jacquards,   knits  and  poly/cotton
                  sheetings.

Pigment prints    Variety of designs produced  economically by Bedding
                  screen  printing  pigments onto a variety of
                  base fabrics,  including  jacquards,  knits,
                  poly/cotton sheeting and non-wovens.
================================================================================

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

Manufacturing

      Substantially all of the upholstery fabric and mattress ticking currently marketed by Culp is produced at the Company's sixteen (16)
manufacturing facilities. These plants encompass a total of 2.7-million square feet and include yarn extrusion, spinning, dyeing and texturizing equipment, narrow and wide-width jacquard looms, dobby and woven velvet looms, tufting machines, printing equipment for pigment, heat-transfer and wet printing, fabric finishing equipment and various types of surface finishing equipment (such as washing, softening and embossing). Culp is actively pursuing ISO certification for its manufacturing facilities. ISO certification is an international recognition of a company's ability to deliver high quality products and services. Culp's facilities at Stokesdale, North Carolina, which produces mattress ticking, and at Anderson, South Carolina, which produces woven velvet upholstery fabric, were awarded ISO-9002 certification during fiscal 1997. Additionally, the Company's facility at Pageland, South Carolina, which produces jacquard and dobby upholstery fabric, and the finishing facility in Burlington, North Carolina were awarded ISO-9002 certification in fiscal 1998. During fiscal 1999, the Company's weaving facility in Graham, North Carolina and the Culp Velvets/Prints plant in Burlington, North Carolina successfully completed ISO-9002 registration. The Company is planning to complete the ISO certification process at its other facilities over the next several years.

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

Product Design and Styling

      Consumer tastes and preferences related to upholstered furniture and bedding change, albeit gradually, over time. The use of new fabrics and designs remains an important consideration for manufacturers to distinguish their products at retail and to capitalize on even small changes in preferred colors, patterns and textures. Culp's success is largely dependent on the Company's ability to market fabrics with appealing designs and patterns. Culp has a staff of over 75 designers and support personnel involved in the design and development of new patterns and styles, including designers with experience in designing products for specific international markets. Culp uses computer aided design (CAD) systems in the development of new fabrics which assists the Company in providing a very flexible design program. These systems have enabled the Company's designers to experiment with new ideas and involve customers more actively in the process. The use of CAD systems also has supported the Company's emphasis on integrating manufacturing considerations into the early phase of a new design. The completion of the Howard-L. Dunn, Jr. design center in January 1998 has enabled most of the Company's designers to be located in the same facility to support the sharing of design ideas and CAD and other technologies. The design center has enhanced the Company's merchandising and marketing efforts by providing an environment in which customers can be shown new products as well as participate in product development initiatives.

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


Technology

      Culp views the use of technology as a very important element in the Company's efforts to achieve higher levels of service to its customers and to produce and deliver its products in an efficient and cost-effective manner. Some of Culp's key initiatives in this area include:

- The Company has created a home page on the Internet (www.Culpinc.com). Through the Internet and the Culp home page, customers can use a system known as CulpLink to view their current order status, shipping and invoice information, and twelve months of sales history. The CulpLink system was developed internally by the Company's MIS department and provides superior communication with customers throughout the world.

- Culp has implemented significant upgrades to its design technology and has opened the state-of-the-art Howard L. Dunn, Jr. Design Center. The Company has used computer aided design (CAD) technology for many years, and recent upgrades in hardware and software in the CAD department have made the process of moving from design to a finished project both faster and simpler. The Company also has implemented an image archiving system that will allow electronic storage of all artwork and easy access to artwork for designers.

- Local Area Networks (LANs) have been installed at individual plants, and all of these are combined into one Wide Area Network (WAN), allowing easy information exchange among various Culp locations and communication with customers and suppliers through the Internet. Culp has installed fiber optic cable networks as the communication backbone throughout the Company, placing the Company in position to easily expand the user base and to take advantage of this faster data transfer medium for potential future uses such as video conferencing and transferring large files like those required for digital images.

- The Company has recently completed the installation of new shop floor data collection systems to track inventory movement. This initiative includes the use of fixed laser scanners, hand-held radio frequency devices, and industrialized keyboards and display stations at key points throughout the manufacturing process to record the movement of goods through production and shipping. The Company makes extensive use of bar-coding to track products throughout its manufacturing and distribution systems, and the Company has recently installed new thermal transfer printers for high quality printing of bar-coded labels and work orders.

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

Employees

      As of April 30, 2000, the Company had approximately 3,800 employees. All of the hourly employees at the Company's facility in West Hazleton, Pennsylvania and all of the hourly employees at the Rayonese facility in Canada (approximately 14% of the Company's workforce) are represented by a union. The collective bargaining agreement with respect to the hourly employees at the Pennsylvania plant expires in December 2002, while the collective bargaining agreement with respect to the Rayonese hourly employees expires in February 2002. The Company is not aware of any efforts to organize any more of its employees and believes its relations with its employees are good.

Customers and Sales

      Culp's size, broad product line, diverse manufacturing base and effective distribution system enable it to market products to over 2,000 customers. Major customers are leading manufacturers of upholstered furniture, including Bassett, Furniture Brands International (Broyhill,
Thomasville and Lane), Lifestyles International (Berkline, Universal, Benchcraft, Drexel, Henredon and others), Flexsteel and La-Z-Boy (Bauhaus, England/Corsair, LADD Furniture and others). Representative customers for the Company's fabrics for commercial furniture include Herman Miller, HON Industries and Steelcase. In the mattress ticking area, Culp's customer base includes leading bedding manufacturers such as Sealy, Serta, Simmons and Spring Air. Culp's customers also include many small and medium-size furniture and bedding manufacturers. In international markets, Culp sells upholstery fabrics primarily to distributors that maintain inventories for resale to furniture manufacturers.

      The following table sets forth the Company's net sales by geographic area by amount and percentage of total net sales for the three most recent fiscal years.

                          Net Sales by Geographic Area
                             (dollars in thousands)
                        Fiscal 2000         Fiscal 1999          Fiscal 1998
                    -----------------    ----------------     ------------------
United States       $376,975    77.2%    $369,730    76.5%    $339,492     71.2%
North America
(excluding U.S.)      36,032     7.4       31,102     6.5       31,160      6.5
Europe                16,351     3.4       19,578     4.1       30,775      6.5
Middle East           32,929     6.7       33,996     7.0       34,412      7.2
Asia and Pacific Rim  19,102     3.9       21,371     4.4       32,344      6.8
South America          2,343     0.5        3,484     0.7        5,158      1.1
All other areas        4,347     0.9        3,823     0.8        3,374      0.7


Subtotal             111,104    22.8      113,354    23.5      137,223     28.8
                     -------    ----      -------    ----      -------     ----

Total               $488,079   100.0%    $483,084   100.0%    $476,715    100.0%
                    ========   ======    ========   ======    ========    ======


Backlog

      Because a large portion of the Company's customers have an opportunity to cancel orders, it is difficult to predict the amount of the backlog that is "firm." Many customers may cancel orders before goods are placed into production, and some may cancel at a later time. In addition, the Company markets a significant portion of its sales through its Regional Warehouse System from in-stock order positions. On April 30, 2000, the portion of the backlog with confirmed shipping dates prior to June 4, 2000 was $39.1 million, and on May 2, 1999, the portion of the backlog with confirmed shipping dates prior to June 6, 1999 was $38.6 million.

                               ITEM 2. PROPERTIES


     The Company's headquarters are located in High Point, North Carolina, and the Company currently operates sixteen (16) manufacturing facilities and three
(3) regional distribution facilities. The following is a summary of the Company's principal administrative, manufacturing and distribution facilities. The manufacturing facilities are organized by segment.

                                                                                     Approx.
                                                                                    Total Area       Expiration
Location                                     Principal Use                          (Sq. Ft.)        of  Lease (2)
--------                                     -------------                          ---------        -------------
      Headquarters and Distribution
        Centers:  (1)
        High Point, North Carolina           Corporate headquarters                    40,000             2015
        Burlington, North Carolina           Design Center                             30,000            Owned
        Los Angeles, California              Regional distribution                     33,000             2007

      Upholstery Fabrics:
        Graham, North Carolina               Manufacturing                            341,000            Owned
        Burlington, North Carolina           Manufacturing and distribution           302,000            Owned
        Pageland, South Carolina             Manufacturing                             96,000            Owned
        Burlington, North Carolina           Distribution and Yarn Warehouse          112,500            Owned
        Chattanooga, Tennessee               Manufacturing and distribution           290,000             2018
        West Hazleton, Pennsylvania          Manufacturing                            110,000             2013
        West Hazleton, Pennsylvania          Manufacturing and distribution           100,000             2008
        Monroe, North Carolina               Manufacturing                             70,000             2004
        Burlington, North Carolina           Manufacturing and distribution           275,000             2021
        Lumberton, North Carolina            Manufacturing                            107,000            Owned
        Anderson, South Carolina             Manufacturing                             99,000            Owned
        High Point, North Carolina           Regional distribution                     65,000             2008
        Tupelo, Mississippi                  Regional distribution                     57,000             2018
        Shelby, North Carolina               Manufacturing                            101,000            Owned
        Lincolnton, North Carolina           Manufacturing                             78,000            Owned
        Cherryville, North Carolina          Manufacturing                            135,000            Owned
        Wetumpka, Alabama                    Manufacturing                            145,000            Owned
      Mattress Ticking:
        Stokesdale, North Carolina           Manufacturing and distribution           220,000            Owned
        St. Jerome, Quebec, Canada           Manufacturing and distribution           202,000            Owned


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


                      ITEM 4.  SUBMISSION OF MATTERS TO A
                           VOTE OF SECURITY HOLDERS

            There were no matters submitted to a vote of shareholders during the fourth quarter ended April 30, 2000.

                                    PART II

                 ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON
                     STOCK AND RELATED STOCKHOLDER MATTERS

      Registrar and Transfer Agent
      EquiServe
      150 Royall Street
      Canton, MA 02021
      (781) 575-3951

      Written shareholder correspondence and transfers should be sent to:
      EquiServe
      P.O. Box 8217
      Boston, MA 02266-8217

      Stock Listing

      Culp, Inc. common stock is traded on the New York Stock Exchange under the symbol CFI. As of April 30, 2000, Culp, Inc. had approximately 2,500 shareholders based on the number of holders of record and an estimate of individual participants represented by security position listings.

      Analyst Coverage
      These analysts cover Culp, Inc.:

      First Union Capital Markets - John Baugh, CFA
      C.L. King & Associates - Tom Lewis
      Raymond, James & Associates - Budd Bugatch, CFA
      Wachovia Securities, Inc. - Kay Norwood, CFA
      Value Line - Noah Goldner

      See  Item  6,  Selected   Financial   Data,   for  market  and  dividend
information regarding the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA (SELECTED ANNUAL DATA)

                                                                                                           percentfive-year
                                               fiscal       fiscal      fiscal      fiscal       fiscal     change   growth
(amounts in thousands, except per share amounts) 2000         1999        1998        1997         1996  2000/1999     rate
---------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA (5)
   net sales                               $  488,079      483,084     476,715     398,879      351,667       1.0%     9.6%
   cost of sales                              403,414      406,976     393,154     326,394      289,129      (0.9)     9.8
---------------------------------------------------------------------------------------------------------------------------
     gross profit                              84,665       76,108      83,561      72,485       62,538      11.2      9.1
   S G & A expenses                            59,935       59,968      52,987      45,058       39,068      (0.1)    12.4
---------------------------------------------------------------------------------------------------------------------------
     income from operations                    24,730       16,140      30,574      27,427       23,470      53.2      3.1
   interest expense                             9,521        9,615       7,117       4,671        5,316      (1.0)    15.1
   interest income                                (51)        (195)       (304)       (280)         (92)    (73.8)    (4.4)
   other expense                                1,566        2,412       1,912       1,521          956     (35.1)     7.7
---------------------------------------------------------------------------------------------------------------------------
     income before income taxes                13,694        4,308      21,849      21,515       17,290     217.9     (2.5)
   income taxes                                 4,314        1,206       6,336       7,745        6,310     257.7     (5.6)
---------------------------------------------------------------------------------------------------------------------------
     net income                                 9,380        3,102      15,513      13,770       10,980     202.4     (0.8)
---------------------------------------------------------------------------------------------------------------------------
   EBITDA (3)                              $   44,222       33,847      44,841      39,404       35,610      30.7      6.6
   depreciation                                19,462       18,549      14,808      12,688       12,348       4.9     11.6
   cash dividends                               1,611        1,788       1,786       1,513        1,236      (9.9)     7.5
---------------------------------------------------------------------------------------------------------------------------
   weighted average shares outstanding         11,580       12,909      12,744      11,624       11,234     (10.3)     0.7
   weighted average shares outstanding,
     assuming dilution                         11,681       13,064      13,042      11,929       11,886     (10.6)     0.4
---------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA (5)
   net income                              $     0.81         0.24        1.22        1.18         0.98     237.5%    (1.4)%
   net income, assuming dilution                 0.80         0.24        1.19        1.15         0.94     233.3     (1.4)
   cash dividends                                0.14         0.14        0.14        0.13         0.11       0.0      7.0
   book value                                   11.47        10.54       10.11        8.79         7.21       8.8     12.5
---------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA (5)
   working capital                         $   99,977       99,324     102,730      69,777       56,953       0.7%    21.0%
   property, plant and equipment, net         126,407      123,310     128,805      91,231       76,961       2.5     10.8
   total assets                               342,878      330,612     354,815     243,952      211,644       3.7     11.9
   capital expenditures                        22,559       10,689      35,879      26,958       14,385     111.0      4.6
   businesses acquired                              0            0      58,816           0            0       0.0   (100.0)
   long-term debt                             135,808      140,312     152,312      76,541       74,941      (3.2)    16.9
   funded debt (1)                            137,486      138,650     151,616      65,623       76,791      (0.8)    13.5
   shareholders' equity                       128,538      127,326     131,519     110,789       81,446       1.0     12.5
   capital employed (4)                       266,024      265,976     283,135     176,412      158,237       0.0     13.0
---------------------------------------------------------------------------------------------------------------------------
RATIOS & OTHER DATA (5)
   gross profit margin                            17.3%        15.8%       17.5%       18.2%       17.8%
   operating income margin                        5.1          3.3         6.4         6.9          6.7
   net income margin                              1.9          0.6         3.3         3.5          3.1
   EBITDA margin                                  9.1          7.0         9.4         9.9         10.1
   effective income tax rate                     31.5         28.0        29.0        36.0         36.5
   funded debt-to-total capital ratio (1)        51.7         52.1        53.5        37.2         48.5
   return on average total capital                6.0          3.4         8.4        10.1          9.5
   return on average equity                       7.4          2.4        13.0        15.2         14.4
   working capital turnover                       4.4          4.3         4.7         5.3          5.3
   days sales in receivables                       49           49          49          49           46
   inventory turnover                             5.4          5.6         5.8         6.4          6.0
---------------------------------------------------------------------------------------------------------
STOCK DATA
   stock price
     high                                  $    11.06        19.13       22.19       19.63        13.25
     low                                         5.00         5.13       16.50       11.50         7.75
     close                                       5.81         8.25       18.88       16.63        13.00
   P/E ratio (2)
     high                                        13.7         79.6        18.2        16.6         13.5
     low                                          6.2         21.3        13.5         9.7          7.9
   daily average trading volume (shares)         15.8         30.4        16.0        19.7         19.3
---------------------------------------------------------------------------------------------------------

(1) Funded debt includes long- and short-term debt, less restricted investments.
(2) P/E ratios based on trailing 12-month net income per share.
(3) EBITDA represents earnings before interest, income taxes, depreciation and amortization.
(4) Capital employed includes funded debt and shareholders' equity.
(5) Phillips, Wetumpka and Artee included in consolidated results from their August 5, 1997, December 30, 1997 and February 2, 1998 acquisitions by Culp, respectively.

               ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto.

Overview

      Culp is one of the largest integrated marketers in the world for upholstery fabrics for furniture and is one of the leading global producers of mattress fabrics (ticking). The company's fabrics are used primarily in the production of residential and commercial upholstered furniture and bedding products, including sofas, recliners, chairs, love seats, sectionals, sofa-beds, office seating and mattress sets. Although Culp markets fabrics at most price levels, the company emphasizes fabrics that have broad appeal in the promotional and popular-priced categories of furniture and bedding.
      Culp's worldwide leadership as a marketer of upholstery fabrics and mattress ticking has been achieved through internal expansion and the integration of strategic acquisitions.
      The company's operating segments are upholstery fabrics and mattress ticking, with related divisions organized within those segments. In upholstery fabrics, Culp Decorative Fabrics markets jacquard and dobby woven fabrics for residential and commercial furniture. Culp Velvets/Prints markets a broad range of printed and velvet fabrics used primarily for residential and juvenile furniture. Culp Yarn manufactures specialty filling yarn that is used by Culp and also marketed to outside customers. In mattress ticking, Culp Home Fashions markets a broad array of fabrics used by bedding manufacturers.

Results of Operations

      The   following   table  sets  forth  certain  items  in  the  company's
consolidated statements of income as a percentage of net sales.


                                       2000     1999     1998
                                       ----     ----     ----
Net sales                             100.0%   100.0%   100.0%
Cost of sales                          82.7     84.2     82.5
                                       ----     ----     ----
     Gross profit                      17.3     15.8     17.5

Selling, general and administrative
  expenses                             12.3     12.4     11.1
                                       ----     ----     ----
     Income from operations             5.1      3.3      6.4
Interest expense                        2.0      2.0      1.5
Interest income                        (0.0)    (0.0)    (0.1)
Other expense                           0.3      0.5      0.4
                                        ---      ---      ---
     Income before income taxes         2.8      0.9      4.6
     Income taxes (*)                  31.5     28.0     29.0
     Net income                         1.9%     0.6%     3.3%
                                        ===      ===      ===
*  Calculated as a percent of income before income taxes.

      The following table sets forth the company's sales by segment and division for each of the company's three most recent years. The table sets forth the change in net sales for the segments and divisions as a percentage for comparative periods included in the table.

(dollars in thousands)          Amounts                         Percent change
--------------------------------------------------------------------------------
                                                                 1999-   1998-
segment/division             2000      1999     1998             2000    1999
--------------------------------------------------------------------------------
Upholstery Fabrics:
  Culp Decorative Fabrics  $213,197  $222,058  $210,165          (4.0)%    5.7%
  Culp Velvets/Prints       151,543   144,073   171,389           5.2    (15.9)
  Culp Yarn                  17,570    21,513     7,876         (18.3)   173.1
                             ------    ------     -----         -----    -----
                            382,310   387,644   389,430          (1.4)    (0.5)
Mattress Ticking:
  Culp Home Fashions        105,769    95,440    87,285          10.8      9.3
                            -------    ------    ------          ----      ---

                           $488,079  $483,084  $476,715           1.0%     1.3%
                           ========  ========  ========           ===      ===


2000 Compared with 1999

      Net Sales. Net sales for 2000 increased by $5.0 million, or 1.0%, compared with 1999. The company's sales of upholstery fabrics decreased 1.4% to $382.3 million and mattress ticking sales increased 10.8% to $105.8 million. This was the first full year in which the company operated with its current structure of four divisions. This corporate organization, which evolved from one in which there were six business units, groups related operations together; and its adoption in 1999 was accompanied by several changes in managerial positions. The company believes that this new structure is yielding a number of benefits including improved customer service, more effective use of design resources and increased manufacturing efficiency. Culp believes that these factors aided its total net sales to U.S.-based accounts for 2000, which rose 2.0% for the year.

      This growth was offset by a decline of 2.0% in international sales. After several years of above-average growth, Culp's international sales declined 17.4% in 1999, following an industry-wide trend. The company took steps to mitigate the impact of this trend by significantly curtailing production schedules for certain international-targeted fabrics, introducing a new line of printed cotton upholstery fabrics, and shifting its marketing focus to geographic areas where demand appeared more favorable. The company believes that the significantly smaller decline in international sales for 2000 reflects the results of these actions. The company has a diversified global base of customers and is seeking to broaden that further to minimize exposure to economic uncertainties in any geographic area.

      The increased sales by Culp Home Fashions (primarily mattress ticking) during 2000 marked a continuation of the longer-term expansion that this division has experienced. The introduction of new designs and fabric constructions, and the advantages of the company's vertical integration, are driving Culp's growth in mattress ticking. In particular, the ability to manufacture the jacquard greige (unfinished) goods that are then printed to produce mattress ticking has aided Culp in meeting faster delivery schedules reliably and providing improved overall customer service.

      Since the close of fiscal 2000, the company has experienced weakening demand for its products. The company believes the trends toward higher interest rates and the strength of the U.S. dollar against other currencies are factors contributing to this slowdown and will present a continuing challenge for fiscal 2001.

      Gross Profit and Cost of Sales. Gross profit for 2000 increased 11.2% to $84.7 million and increased as a percentage of net sales from 15.8% to 17.3%. The company has taken a number of actions to increase gross profit, including a shift of its production capacity toward more profitable fabric categories and substantial steps to reduce operating expenses and raise productivity.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2000 decreased 0.1% and accounted for 12.3% of sales versus 12.4% in the prior year. The company has increased its resources for the design of new fabrics and for enhanced information systems.

      Interest Expense. Net interest expense of $9.5 million for 2000 compared with $9.4 million in the prior year. Although the company generally had lower average borrowings during 2000, the reduced debt was offset by lower capitalized interest related to capital expenditures and higher average interest rates.

      Other Expense. Other expense for 2000 totaled $1.6 million compared with $2.4 million in the prior year. The decrease is principally due to higher investment income on assets related to the company's nonqualified deferred compensation plan.

        Income Taxes. The effective tax rate for 2000 was 31.5% compared with 28.0% in the prior year. The lower rates for 2000 and 1999 as compared with the federal statutory rate of 35% are due principally to tax benefits related to the company's international sales and to a higher proportion of earnings from the company's Canadian subsidiary that is taxed at a lower effective rate. The company expects the effective tax rate for 2000 to be approximately 34%.

      Net Income Per Share. Diluted net income per share for 2000 totaled $0.80 compared with $0.24 a year ago.



1999 Compared with 1998

      Net Sales. Net sales for 1999 increased by $6.4 million, or 1.3%, compared with 1998. The company's sales of upholstery fabrics decreased $1.8 million, or 0.5% for 1999 compared with 1998. However, fiscal 1999 includes an incremental contribution of $13.6 million from Culp Yarn (formerly Artee Industries), which was acquired on February 2, 1998. Excluding the incremental sales from Culp Yarn, sales of upholstery fabrics decreased $15.4 million, or 4.0% for 1999 compared with 1998. The principal factor contributing to the lower sales was a pronounced slowdown in international sales of wet print and heat-transfer printed flock fabrics. This trend, which the company believes also affected other manufacturers of upholstery fabrics, became apparent after the close of 1998 and persisted throughout 1999. A large percentage of the company's sales of this product line were being shipped directly or indirectly to customers in the emerging consumer markets of Russia, other former Soviet countries and Eastern Europe. All of these areas encountered very weak economic conditions that, in turn, adversely affected demand for furniture and other home furnishings. During 1999, the company significantly curtailed production schedules for these fabrics and shifted its marketing focus for this product category to geographic areas where demand appears more favorable. The company also introduced a line of printed cotton upholstery fabrics utilizing some of the same manufacturing assets used to produce wet print and heat-transfer printed flock fabrics.

     International sales, consisting primarily of upholstery fabrics, decreased to $113.4 million, down 17.4% from 1998. International shipments accounted for 23.5% of the company's sales for 1999, down from 28.8% in 1998. The company continued to experience sluggish demand in some international markets during 1999, but broadened its marketing program in other geographic areas.

      The increased sales by Culp Home Fashions (primarily mattress ticking) during 1999 were a continuation of the longer-term expansion that this division has experienced, which management believes is attributable to the same factors discussed above in the comparison of 2000 to 1999.

      Gross Profit and Cost of Sales. Gross profit for 1999 decreased 8.9% to $76.1 million. The decline was due principally to a sharp decline in international sales. Although the company took substantial steps to reduce operating expenses, it continued to be affected throughout 1999 by excess manufacturing capacity and lower absorption of fixed costs.

      To help offset the pressure on gross margins, the company instituted a number of actions during 1999. A major change involved reorganization from six to four divisions during the first quarter. This new corporate alignment brought related operations together under common management and was accompanied by several changes in managerial positions. Subsequent steps to improve profitability that are related to this realignment included a significant reduction in the capacity for manufacturing printed flock fabrics, comprehensive programs to reduce inventories and an intense effort to reduce operating expenses and raise productivity. The cost of raw materials remained relatively stable in 1999.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of net sales for 1999 to 12.4% compared with 11.1% in 1998. The increase principally related to lower than expected sales for the year, higher marketing costs for new fabric designs, incremental costs from the Artee acquisition and increased costs for credit expenses, partially offset by lower accruals for incentive-based compensation plans.


      Interest Expense. Net interest expense for 1999 of $9.4 million rose 38.3% from $6.8 million in 1998 due to higher average borrowings outstanding. The increased borrowings related principally to borrowings used to fund acquisitions during 1998 and the relatively high level of capital expenditures in 1998.

      Other Expense. Other expense increased 26.2% to $2.4 million for 1999 compared with $1.9 million for 1998, due primarily to the incremental goodwill amortization related to acquired operations in fiscal 1998 and losses on disposal of fixed assets.

      Income Taxes. The effective tax rate for 1999 was 28.0% compared with 29.0% in 1998. The lower rates for 1999 and 1998 as compared with the federal statutory rate of 35% are due principally to tax benefits related to the company's international sales and to a higher proportion of earnings from the company's Canadian subsidiary that is taxed at a lower effective rate.

           Net Income Per Share. Diluted net income per share for 1999 totaled $0.24 compared with $1.19 a year ago.


Liquidity and Capital Resources

      Liquidity. Cash and cash investments were $1.0 million as of April 30, 2000 compared with $509,000 at the end of 1999. Funded debt (long-term debt, including current maturities, less restricted investments) amounted to $137.5 million at the close of 2000 versus $138.7 million at the end of 1999. As a percentage of total capital (funded debt plus total shareholders' equity), the company's borrowings amounted to 51.7% as of April 30, 2000 compared with 52.1% at the end of 1999. The company's working capital as of April 30, 2000 was $100.0 million compared with $99.3 million at the close of 1999.

      The company's cash flow from operations was $21.8 million for 2000, consisting of $32.6 million from earnings (net income plus depreciation, amortization and deferred income taxes) offset by $10.8 million from changes in working capital.

      In separate authorizations in June 1998, March 1999, September 1999 and December 1999, the board of directors of the company authorized the use of a total of $20.0 million to repurchase the company's common stock. Over the past two fiscal years, the company has invested $12.2 million to repurchase a total of 1.8 million shares. This includes the repurchase during fiscal 2000 of 884,264 shares at an average price of $7.50 per share under these authorizations.

      Financing Arrangements. Culp has $75 million of senior unsecured notes with a fixed coupon rate of 6.76% and an average remaining term of eight years.

      Culp has an $88 million syndicated, unsecured, multi-currency revolving credit facility. The facility, which expires in April 2002, requires quarterly payments of interest on all outstanding borrowings and a quarterly facility fee paid in advance. In April 2000, the company amended the credit facility to amend certain covenants. Additionally, the amendment increased the interest rate from LIBOR plus 0.55% to LIBOR plus 0.80% to 0.90%. The specified pricing matrix will be in effect for fiscal 2001 and is based on the company's debt to EBITDA and interest and leases coverage ratios, as defined by the facility. As of April 30, 2000, the company had outstanding balances of $25 million under the credit facility.

      The company also has a total of $32.5 million in currently outstanding industrial revenue bonds ("IRBs") which have been used to finance capital expenditures. The IRBs bear interest at variable rates of approximately 71%
of the prime rate (prime at April 30, 2000 was 9.0%). The IRBs are collateralized by letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder.

      The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. As of April 30, 2000, the company was in compliance with these financial covenants.

      As of April 30, 2000, the company had two interest rate swap agreements to reduce its exposure to floating interest rates on a $10 million notional amount. The effect of these contracts is to "fix" the interest rate payable on $10 million of the company's variable rate borrowings at a weighted average rate of 6.8%. The company also enters into foreign exchange forward and option contracts to hedge against currency fluctuations with respect to firm commitments to purchase certain machinery, equipment and raw materials.

      Capital Expenditures. The company maintains an ongoing program of capital expenditures designed to increase capacity as needed, enhance manufacturing efficiencies through modernization and increase the company's vertical integration. Capital expenditures totaled $22.6 million for 2000 compared with $10.7 million for 1999. The company anticipates capital spending of approximately $16 million in 2001.

      The  company   believes  that  cash  flows  from  operations  and  funds
available under existing credit facilities will be sufficient to fund capital expenditures and working capital requirements for the foreseeable future.

Inflation

      The cost of the company's raw materials remained generally stable during 2000 and 1999. Factors that reasonably can be expected to influence margins in the future include changes in raw material prices, trends in other operating costs and overall competitive conditions.

Seasonality

      The company's business is slightly seasonal, with increased sales during the second and fourth fiscal quarters. This seasonality results from one-week closings of the company's manufacturing facilities, and the facilities of most of its customers in the United States, during the first and third quarters for the holiday weeks including July 4th and Christmas.

New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended, this new standard is effective for fiscal years beginning after June 15, 2000, which will be effective for the company's fiscal year 2002. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The company has not determined the financial impact of adopting this SFAS and has not determined if it will adopt its provisions prior to its effective date.


Forward-Looking Information

      The company's annual report on Form 10-K contains statements that may be deemed "forward-looking statements" within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Such statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by qualifying words such as "expect," "believe," "estimate," "plan," and "project" and their derivatives. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income and general economic conditions. Decreases in these economic indicators could have a negative effect on the company's business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely. Because of the significant percentage of the company's sales derived from international shipments, strengthening of the U.S. dollar against other currencies could make the company's products less competitive on the basis of price in markets outside the United States. Additionally, economic and political instability in international areas could affect the demand for the company's products.

              ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

            The Company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. See additional disclosures about interest rate swap agreements in the Management's Discussion and Analysis of Financial Condition and Results of Operations in
item 7 above. The Company's market risk sensitive instruments are not entered into for trading purposes. The Company has not experienced any significant changes in market risk since April 30, 2000.

            The Company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin under the Company's revolving credit agreement and variable rate debt in connection with the industrial revenue bonds. To lower or limit overall borrowing costs, the Company enters into interest rate swap agreements to modify the interest characteristics of portions of its outstanding debt. The agreements entitle the Company to receive or pay to the counterparty (a major bank), on a quarterly basis, the amounts, if any, by which the Company's interest payments covered by swap agreements differ from those of the counterparty. These amounts are recorded as adjustments to interest expense. The fair value of the swap agreements and changes in fair value resulting from changes in market interest rates are not recognized in the consolidated financial statements. The annual impact on the Company's results of operations of a 100 basis point interest rate change on the April 30, 2000 outstanding balance of the variable rate debt would be approximately $560,000 irrespective of any swaps associated with this debt.

            The Company's exposure to fluctuations in foreign currency exchange rates is due primarily to a foreign subsidiary domiciled in Canada and purchases of certain machinery, equipment and raw materials in foreign currencies. The Company's Canadian subsidiary uses the United States dollar as its functional currency. The Company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with the Canadian subsidiary. However, the Company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firm commitments to purchase certain machinery, equipment and raw materials. The Canadian subsidiary is not material to the Company's consolidated results of operations; therefore, the impact of a 10% change in the exchange rate at April 30, 2000 would not have a significant impact on the Company's results of operations or financial position. In addition, the Company had approximately $4.8 million of outstanding foreign exchange forward contracts as of April 30, 2000. As a result, any change in exchange rates would not have a significant impact on the Company's results of operations or financial position as the foreign exchange forward contracts have "fixed" the exchange rate.


                  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
                            AND SUPPLEMENTARY DATA

Management's Statement of Responsibility

The management of Culp, Inc. is responsible for the accuracy and consistency of all the information contained in this annual report on Form 10-K, including the financial statements. These statements have been prepared to conform with accounting principles generally accepted in the United States of America. The preparation of financial statements and related data involves estimates and the use of judgment.

Culp, Inc. maintains internal accounting controls designed to provide reasonable assurance that the financial records are accurate, that the assets of the company are safeguarded, and that the financial statements present fairly the financial position and results of operations of the Company.

KPMG LLP, the Company's independent auditors, conducts an audit in accordance with auditing standards generally accepted in the United States of America and provides an opinion on the financial statements prepared by management. Their report for 2000 is presented below.

The Audit Committee of the Board of Directors reviews the scope of the audit and the findings of the independent auditors. The internal auditor and the independent auditors meet with the Audit Committee to discuss audit and financial reporting issues. The Committee also reviews the company's principal accounting policies, significant internal accounting controls, the Annual Report and annual SEC filings (Form 10-K and Proxy Statement).



            Robert G. Culp, III                       Phillip W. Wilson
            Chairman and Chief Executive Officer      Vice President and Chief
            May 31, 2000                              Financial Officer
                                                      May 31, 2000

REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Culp, Inc.:

We have audited the accompanying consolidated balance sheets of Culp, Inc. and subsidiary as of April 30, 2000 and May 2, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended April 30, 2000. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Culp, Inc. and subsidiary as of April 30, 2000 and May 2, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States of America.



KPMG LLP
Charlotte, North Carolina
May 31, 2000

CONSOLIDATED BALANCE SHEETS


April 30, 2000 and May 2, 1999 (dollars in thousands, except share data)                     2000            1999
-------------------------------------------------------------------------------------------------------------------
ASSETS
     current assets:
         cash and cash investments                                                      $     1,007             509
         accounts receivable                                                                 75,223          70,503
         inventories                                                                         74,471          67,070
         other current assets                                                                10,349           9,633
-------------------------------------------------------------------------------------------------------------------
              total current assets                                                          161,050         147,715

     restricted investments                                                                       0           3,340
     property, plant and equipment, net                                                     126,407         123,310
     goodwill                                                                                49,873          51,269
     other assets                                                                             5,548           4,978
-------------------------------------------------------------------------------------------------------------------
              total assets                                                              $   342,878         330,612
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
     current liabilities:
         current maturities of long-term debt                                           $     1,678           1,678
         accounts payable                                                                    37,287          25,687
         accrued expenses                                                                    22,108          21,026
-------------------------------------------------------------------------------------------------------------------
              total current liabilities                                                      61,073          48,391

     long-term debt                                                                         135,808         140,312
     deferred income taxes                                                                   17,459          14,583
-------------------------------------------------------------------------------------------------------------------
              total liabilities                                                             214,340         203,286
-------------------------------------------------------------------------------------------------------------------

     commitments and contingencies (notes 10 and 11)
     shareholders' equity:
         preferred stock, $.05 par value, authorized 10,000,000
              shares                                                                              0               0
         common stock, $.05 par value, authorized 40,000,000
              shares, issued and outstanding 11,208,720 at
              April 30, 2000 and 12,079,171 at May 2, 1999                                      560             604
         capital contributed in excess of par value                                          35,266          37,966
         retained earnings                                                                   92,712          88,756
-------------------------------------------------------------------------------------------------------------------
              total shareholders' equity                                                    128,538         127,326
-------------------------------------------------------------------------------------------------------------------
              total liabilities and shareholders' equity                                $   342,878         330,612
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

For the years ended April 30, 2000, May 2, 1999,
and May 3, 1998 (dollars in thousands, except per share data)               2000             1999              1998
-------------------------------------------------------------------------------------------------------------------
net sales                                                         $      488,079          483,084           476,715
cost of sales                                                            403,414          406,976           393,154
-------------------------------------------------------------------------------------------------------------------
     gross profit                                                         84,665           76,108            83,561
selling, general and administrative expenses                              59,935           59,968            52,987
-------------------------------------------------------------------------------------------------------------------
     income from operations                                               24,730           16,140            30,574
interest expense                                                           9,521            9,615             7,117
interest income                                                              (51)            (195)             (304)
other expense                                                              1,566            2,412             1,912
-------------------------------------------------------------------------------------------------------------------
     income before income taxes                                           13,694            4,308            21,849
income taxes                                                               4,314            1,206             6,336
-------------------------------------------------------------------------------------------------------------------
     net income                                                   $        9,380            3,102            15,513
-------------------------------------------------------------------------------------------------------------------
net income per share                                              $         0.81             0.24              1.22
-------------------------------------------------------------------------------------------------------------------
net income per share, assuming dilution                           $         0.80             0.24              1.19
-------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                  capital
For the years ended April 30, 2000,                   common        common    contributed                        total
May 2, 1999 and May 3, 1998                            stock         stock   in excess of    retained    shareholders'
(dollars in thousands, except share data)             shares        amount      par value    earnings           equity
----------------------------------------------------------------------------------------------------------------------
balance, April 27, 1997                           12,608,759     $     630         33,899      76,260          110,789
     cash dividends ($0.14 per share)                                                          (1,786)          (1,786)
     net income                                                                                15,513           15,513
     common stock issued in connection
         with stock option plans                     114,051             6            997                        1,003
     common stock issued in connection
         with acquisition of Artee
         Industries, Incorporated's assets           284,211            14          5,386                        5,400
     stock options issued in connection
         with acquisition of Phillips' assets                                         600                          600
----------------------------------------------------------------------------------------------------------------------
balance, May 3, 1998                              13,007,021           650         40,882      89,987          131,519
     cash dividends ($0.14 per share)                                                          (1,788)          (1,788)
     net income                                                                                 3,102            3,102
     common stock issued in connection
         with stock option plans                      10,750             1             34                           35
     common stock purchased                         (938,600)          (47)        (2,950)     (2,545)          (5,542)
----------------------------------------------------------------------------------------------------------------------
balance, May 2, 1999                              12,079,171           604         37,966      88,756          127,326
     cash dividends ($0.14 per share)                                                          (1,611)          (1,611)
     net income                                                                                 9,380            9,380
     common stock issued in connection
         with stock option plans                      13,813             1             78                           79
     common stock purchased                         (884,264)          (45)        (2,778)     (3,813)          (6,636)
----------------------------------------------------------------------------------------------------------------------
balance, April 30, 2000                           11,208,720     $     560         35,266      92,712          128,538
----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


For the years ended April 30, 2000, May 2, 1999, and May 3, 1998
(dollars in thousands)                                                             2000              1999            1998
--------------------------------------------------------------------------------------------------------------------------
cash flows from operating activities:
    net income                                                               $     9,380             3,102          15,513
    adjustments to reconcile net income to net cash provided by operating activities:
          depreciation                                                            19,462            18,549          14,808
          amortization of intangible assets                                        1,596             1,570           1,371
          provision for deferred income taxes                                      2,176             1,064           1,416
          changes in assets and liabilities, net of effects of
              businesses acquired:
              accounts receivable                                                 (4,720)            3,133         (13,207)
              inventories                                                         (7,401)           12,124         (17,684)
              other current assets                                                   (16)              522            (660)
              other assets                                                          (770)             (106)           (380)
              accounts payable                                                     1,029            (8,893)          6,477
              accrued expenses                                                     1,082             2,736           1,506
              income taxes payable                                                     -            (1,282)           (298)
--------------------------------------------------------------------------------------------------------------------------
                 net cash provided by operating activities                        21,818            32,519           8,862
--------------------------------------------------------------------------------------------------------------------------

cash flows from investing activities:
    capital expenditures                                                         (22,559)          (10,689)        (35,879)
    purchase of restricted investments                                               (40)             (119)         (8,770)
    purchase of investments to fund deferred compensation liability                    -              (735)           (581)
    sale of restricted investments                                                 3,380               800          15,767
    payments for businesses acquired                                                   -                 -         (42,966)
--------------------------------------------------------------------------------------------------------------------------
                 net cash used in investing activities                           (19,219)          (10,743)        (72,429)
--------------------------------------------------------------------------------------------------------------------------

cash flows from financing activities:
    proceeds from issuance of long-term debt                                       9,543             2,637          86,246
    principal payments on long-term debt                                         (14,047)          (16,284)        (17,100)
    cash dividends paid                                                           (1,611)           (1,788)         (1,786)
    proceeds from common stock issued                                                 79                35             562
    payments to acquire common stock                                              (6,636)           (5,542)              -
    change in accounts payable - capital expenditures                             10,571            (2,637)         (2,873)
--------------------------------------------------------------------------------------------------------------------------
                 net cash provided by (used in) financing activities              (2,101)          (23,579)         65,049
--------------------------------------------------------------------------------------------------------------------------

increase (decrease) in cash and cash investments                                     498            (1,803)          1,482
cash and cash investments, beginning of year                                         509             2,312             830
--------------------------------------------------------------------------------------------------------------------------
cash and cash investments, end of year                                       $     1,007               509           2,312
--------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The consolidated financial statements include the accounts of the company and its subsidiary, which is wholly-owned. All significant intercompany balances and transactions are eliminated in consolidation.

     Description of Business - The company primarily manufactures and markets furniture upholstery fabrics and mattress ticking for the furniture, bedding, and related industries, with the majority of its business conducted in the United States.

     Fiscal Year - The company's fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. Fiscal years 2000 and 1999 included 52 weeks and fiscal year 1998 included 53 weeks.

     Statements of Cash Flows - For purposes of reporting cash flows, the company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash investments.

     Accounts Receivable - Substantially all of the company's accounts receivable are due from manufacturers and distributors in the markets noted above. The company grants credit to customers, a substantial number of which are located in the United States. Management performs credit evaluations of the company's customers and generally does not require collateral.

     Inventories - Principally all inventories are valued at the lower of last-in, first-out (LIFO) cost or market.

     Restricted Investments - Restricted investments were purchased with proceeds from industrial revenue bond issues and are invested pending application of such proceeds to project costs or repayment of the bonds. The investments are stated at cost which approximates market value.

     Property, Plant and Equipment - Property, plant and equipment is recorded at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the respective assets. Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Amounts received on disposal less the book value of assets sold are charged or credited to income.

     Interest costs of $146,000, $365,000 and $678,000 incurred during the years ended April 30, 2000, May 2, 1999 and May 3, 1998, respectively, for the purchase and construction of qualifying fixed assets were capitalized and are being amortized over the related assets' estimated useful lives.

     Foreign Currency Translation - The United States dollar is the functional currency for the company's Canadian subsidiary. Translation gains or losses for this subsidiary are reflected in net income.

     Goodwill and Other Intangible Assets - Goodwill, which represents the unamortized excess of the purchase price over the fair values of the net assets acquired, is being amortized using the straight-line method over 40 years. The company assesses the recoverability of goodwill by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired businesses. The assessment of the recoverability of goodwill will be impacted if estimated cash flows are not achieved.

     Other   intangible   assets  are  included  in  other  assets  and  consist
     principally of debt issue costs. Amortization is computed using the straight-line method over the respective terms of the debt agreements.

     Income Taxes - Deferred taxes are recognized for the temporary differences between the financial statement carrying amounts and the tax bases of the company's assets and liabilities and operating loss and tax credit carryforwards at income tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     No provision is made for income taxes which may be payable if undistributed income of the company's Canadian subsidiary were to be paid as dividends to the company, since the company intends that such earnings will continue to be invested. At April 30, 2000, the amount of such undistributed income was $18.5 million. Foreign tax credits may be available as a reduction of United States income taxes in the event of such distributions.

     Revenue Recognition - Revenue is recognized when products are shipped to customers. Provision is made currently for estimated product returns, claims and allowances.

     Stock Option Plans - On April 29, 1996, the company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which requires disclosure of the fair value and other characteristics of stock options (see note 12). The company has chosen under the provisions of SFAS No. 123 to continue using the intrinsic-value method of accounting for employee stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees.

     Fair Value of Financial Instruments - The carrying amount of cash and cash investments, accounts receivable, other current assets, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments.

     The fair value of the company's long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities. The fair value of the company's long-term debt approximates the carrying value of the debt at April 30, 2000.

     Interest Rate Swap Agreements - Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. These agreements are used to effectively fix the interest rates on certain variable rate borrowings. Net amounts paid or received are reflected as adjustments to interest expense.

     Forward Contracts - Gains and losses related to qualifying hedges of firm commitments are deferred and included in the measurement of the related foreign currency transaction when the hedged transaction occurs.

     Per Share Data - During fiscal 1998, the company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both net income per share and net income per share, assuming dilution. The following table reconciles the numerators and denominators of net income per share and net income per share, assuming dilution:

                                        2000                               1999                              1998
------------------------------------------------------------------------------------------------------------------------------------
  (Amounts in thousands,     Income      Shares      Per Share    Income     Shares     Per Share   Income     Shares      Per Share
   except per share data) (Numerator) (Denominator)    Amount  (Numerator) (Denominator)  Amount  (Numerator) (Denominator)  Amount
------------------------------------------------------------------------------------------------------------------------------------
 Net income per share     $  9,380       11,580       $0.81        $3,102     12,909      $0.24     $15,513       12,744     $1.22
                                                      ======                              =====                              =====
 Effect of dilutive securities:
       Options                   0          101                         0        155                      0          298
                           -------       ------                    ------     ------                -------       ------
 Net income per share,
       assuming dilution  $  9,380       11,681       $ 0.80       $3,102     13,064      $0.24     $15,513       13,042     $1.19
                          ========       ======       ======       ======     ======      =====     =======       ======     =====

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassification - Certain items in the 1999 consolidated financial statements have been reclassified to conform with the presentation adopted in the current year. The reclassifications did not impact net income as previously reported.

2.    ACQUISITIONS

     On August 5, 1997, the company purchased the operations and certain assets relating to an upholstery fabric business operating as Phillips Weaving
     Mills, Phillips Velvet Mills, Phillips Printing and Phillips Mills (Phillips). The transaction was valued at approximately $39.5 million and involved the purchase of assets for cash, the assumption of certain notes, liabilities and contracts, the payments under the terms of certain obligations to Phillips and the issuance of an option for 100,000 shares of common stock. Goodwill on the transaction was approximately $30.8 million, which is being amortized on the straight-line method over 40 years.

     On December 30, 1997, the company purchased the operations and certain assets relating to the Wetumpka spun yarn operation of Dan River Inc. The transaction was valued at approximately $1.4 million and involved the purchase of assets for cash.

     On February 2, 1998, the company purchased the operations and certain assets relating to a yarn manufacturing business operating as Artee Industries, Incorporated (Artee). The transaction was valued at approximately $17.9 million and involved the purchase of assets for cash, the assumption of certain liabilities and the issuance of a note payable and common stock of the company. Goodwill on the transaction was approximately $800,000, which is being amortized on the straight-line method over 40 years.

     The three acquisitions mentioned above were accounted for as purchases, and accordingly, the net assets and operations have been included in the company's consolidated financial statements since the dates of the acquisitions.




3.   ACCOUNTS RECEIVABLE
     A summary of accounts receivable follows:

    (dollars in thousands)                               2000             1999
--------------------------------------------------------------------------------
     customers                                  $       77,981           73,089
     allowance for doubtful accounts                    (1,477)          (1,452)
     reserve for returns and allowances                 (1,281)          (1,134)
--------------------------------------------------------------------------------
                                                $       75,223           70,503
--------------------------------------------------------------------------------

4.   INVENTORIES
     A summary of inventories follows:

     (dollars in thousands)                              2000             1999
--------------------------------------------------------------------------------
    inventories on the FIFO cost method
         raw materials                          $       46,946           40,728
         work-in-process                                 6,379            6,790
         finished goods                                 26,998           24,885
--------------------------------------------------------------------------------
              total inventories on the FIFO
                 cost method                            80,323           72,403
     adjustments of certain inventories to the
         LIFO cost method                                 (893)          (1,478)
     adjustments of certain inventories to market       (4,959)          (3,855)
--------------------------------------------------------------------------------
                                                $       74,471           67,070
--------------------------------------------------------------------------------

5.    PROPERTY, PLANT AND EQUIPMENT
      A summary of property, plant and equipment follows:

                                 depreciable lives
      (dollars in thousands)        (in years)            2000             1999
--------------------------------------------------------------------------------
      land and improvements              10     $        2,325            2,227
      buildings and improvements       7-40             31,065           30,098
      leasehold improvements           7-10              2,659            2,511
      machinery and equipment          3-12            195,387          182,189
      office furniture and equipment   3-10             11,583           15,548
      capital projects in progress                       7,930            2,788
--------------------------------------------------------------------------------
                                                       250,949          235,361
      accumulated depreciation                        (124,542)        (112,051)
--------------------------------------------------------------------------------
                                                $      126,407          123,310
--------------------------------------------------------------------------------

6.    GOODWILL
      A summary of goodwill follows:

      (dollars in thousands)                             2000             1999
--------------------------------------------------------------------------------
      goodwill                                  $       55,547           55,547
      accumulated amortization                          (5,674)          (4,278)
--------------------------------------------------------------------------------
                                                $       49,873           51,269
--------------------------------------------------------------------------------


7.    ACCOUNTS PAYABLE
      A summary of accounts payable follows:

      (dollars in thousands)                            2000             1999
--------------------------------------------------------------------------------
      accounts payable - trade                  $       26,479           25,450
      accounts payable - capital expenditures           10,808              237
--------------------------------------------------------------------------------
                                                $       37,287           25,687
--------------------------------------------------------------------------------

8.    ACCRUED EXPENSES
      A summary of accrued expenses follows:

      (dollars in thousands)                            2000             1999
--------------------------------------------------------------------------------
      compensation and benefits                 $       14,748           13,136
      other                                              7,360            7,890
--------------------------------------------------------------------------------
                                                $       22,108           21,026
--------------------------------------------------------------------------------

9.    INCOME TAXES
      A summary of income taxes follows:

      (dollars in thousands)            2000              1999             1998
--------------------------------------------------------------------------------
      current
         federal                   $     657            (1,508)           2,698
         state                            45              (442)             493
         Canadian                      1,436             2,092            1,729
--------------------------------------------------------------------------------
                                       2,138               142            4,920
--------------------------------------------------------------------------------
      deferred
         federal                       1,514               612              563
         state                           378               279              102
         Canadian                        284               173              751
--------------------------------------------------------------------------------
                                       2,176             1,064            1,416
--------------------------------------------------------------------------------
                                   $   4,314             1,206            6,336
--------------------------------------------------------------------------------

Income before income taxes related to the company's Canadian operation for the years ended April 30, 2000, May 2, 1999, and May 3, 1998 was $4,900,000,
$6,900,000 and $8,000,000, respectively.

The following schedule summarizes the principal differences between income taxes at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

                                           2000           1999             1998
--------------------------------------------------------------------------------
federal  income tax rate                   35.0%          35.0%            35.0%
state  income  taxes,  net of federal
   income tax  benefit                      2.0           (2.5)             1.8
exempt income of foreign sales corporation (3.6)          (3.1)            (6.4)
other                                      (1.9)          (1.4)            (1.4)
--------------------------------------------------------------------------------
                                           31.5%          28.0%            29.0%
--------------------------------------------------------------------------------
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:

      (dollars in thousands)                               2000             1999
--------------------------------------------------------------------------------
      deferred tax liabilities:
          property, plant and equipment, net     $     (14,987)         (13,038)
          goodwill                                      (3,175)          (2,431)
          other                                         (1,324)            (108)
--------------------------------------------------------------------------------
               total deferred tax liabilities          (19,486)         (15,577)
      deferred tax assets:
          accounts receivable                              843              840
          inventories                                    2,396            1,733
          compensation                                   2,358            1,995
          liabilities and reserves                       1,381            1,841
          alternative minimum tax                        1,485              849
          net operating loss carryforwards                 528                0
--------------------------------------------------------------------------------
               gross deferred tax assets                 8,991            7,258
               valuation allowance                           0                0
--------------------------------------------------------------------------------
               total deferred tax assets                 8,991            7,258
--------------------------------------------------------------------------------
                                                $      (10,495)          (8,319)
--------------------------------------------------------------------------------
Deferred taxes are classified in the accompanying consolidated balance sheet captions as follows:

      (dollars in thousands)                             2000             1999
--------------------------------------------------------------------------------
      other current assets                      $        6,964            6,264
      deferred income taxes                            (17,459)         (14,583)
--------------------------------------------------------------------------------
                                                $      (10,495)          (8,319)
--------------------------------------------------------------------------------

At April 30, 2000, the company had an alternative minimum tax credit carryforward of approximately $1,485,000 for federal income tax purposes. Federal and state net operating loss carryforwards with related tax benefits of $528,000 at April 30, 2000 expire in varying amounts through fiscal 2020. The company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the existing deferred tax assets.

Income taxes paid, net of income tax refunds, were $2,027,000 in 2000; $2,217,000 in 1999; and $5,218,000 in 1998.

10.   LONG-TERM DEBT
      A summary of long-term debt follows:

      (dollars in thousands)                             2000             1999
--------------------------------------------------------------------------------
      senior unsecured notes                    $       75,000           75,000
      industrial revenue bonds and other
         obligations                                    32,452           35,278
      revolving credit facility                         25,000           25,000
      obligations to sellers                             5,034            6,712
--------------------------------------------------------------------------------
                                                       137,486          141,990
      current maturities                                (1,678)          (1,678)
--------------------------------------------------------------------------------
                                                $      135,808          140,312
--------------------------------------------------------------------------------

     The senior unsecured notes have a fixed coupon rate of 6.76% and an average remaining term of 8 years. The principal payments become due from March 2006 to March 2010 with interest payable semi-annually.

     The company's revolving credit agreement (the "Credit Agreement") provides an unsecured multi-currency revolving credit facility, which expires in April 2002, with a syndicate of banks in the United States. The Credit Agreement provides for a revolving loan commitment of $88,000,000. The agreement requires payment of a quarterly facility fee in advance. In April 2000, the company amended the Credit Agreement to amend certain covenants. Additionally, the amendment increased the interest rate from LIBOR plus 0.55% to LIBOR plus 0.80% to 0.90%. The specified pricing matrix will be in effect for fiscal 2001 and is based on the company's debt to EBITDA and interest and leases coverage ratios, as defined by the agreement. On borrowings outstanding at April 30, 2000, the interest rate was 6.69% (LIBOR plus 0.55%).

     The company's $6,000,000 revolving line of credit expires on May 31, 2001. However, the line of credit will automatically be extended for an additional three-month period on each August 31, November 30, February 28 and May 31 unless the bank notifies the company that the line of credit will not be extended. At April 30, 2000, no borrowings were outstanding under the revolving line of credit.

     The industrial revenue bonds (IRB) are generally due in balloon maturities which occur at various dates from 2006 to 2013. All of the bonds bear interest at variable rates of approximately 71% of the prime rate (prime at April 30, 2000 was 9.0%). The IRBs are collateralized by letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder.

     The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At April 30, 2000, the company was in compliance with these financial covenants.

     At April 30, 2000, the company had two interest rate swap agreements with a bank in order to reduce its exposure to floating interest rates on a portion of its variable rate borrowings.

     The following table summarizes certain data regarding the interest rate swaps:

       notional amount            interest rate             expiration date
--------------------------------------------------------------------------
         $   5,000,000                     6.9%                   June 2002
         $   5,000,000                     6.6%                   July 2002

     The company could terminate these agreements as of April 30, 2000 and receive approximately $166,000. Net amounts paid under interest rate swap agreements increased interest expense by approximately $262,000 in 2000; $308,000 in 1999; and $232,000 in 1998. Management believes the risk of incurring losses resulting from the inability of the bank to fulfill its obligation under the interest rate swap agreements to be remote and that any losses incurred would be immaterial.

     The principal payment requirements of long-term debt during the next five years are: 2001 - $1,678,000; 2002 - $27,046,000; 2003 - $2,046,000; 2004 -
     $368,000; and 2005 - $368,000.

     Interest paid during 2000,  1999 and 1998 totaled  $9,920,000,  $9,579,000, and $7,067,000, respectively.


11.   COMMITMENTS AND CONTINGENCIES

     The company leases certain office, manufacturing and warehouse facilities and equipment, primarily computer, and vehicles, under noncancellable operating leases. Lease terms related to real estate range from five to ten years with renewal options for additional periods ranging from five to fifteen years. The leases generally require the company to pay real estate taxes, maintenance, insurance and other expenses. Rental expense for operating leases, net of sublease income, was $8,162,000 in 2000; $7,440,000 in 1999; and $6,065,000 in 1998. Future minimum rental commitments for noncancellable operating leases are $6,560,000 in 2001; $4,718,000 in 2002; $3,495,000 in 2003; $2,637,000 in 2004; $2,357,000 in
     2005; and $3,800,000 in later years.

     The company is involved in several legal proceedings and claims which have arisen in the ordinary course of its business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or liquidity of the company.

     The  company   has   outstanding   capital   expenditure   commitments   of
     approximately $1,345,000 as of April 30, 2000.

12.  STOCK  OPTION  PLANS

     The company has a fixed stock option plan under which options to purchase common stock may be granted to officers, directors and key employees. At April 30, 2000, 782,614 shares of common stock were authorized for issuance under the plan. Options are generally exercisable one year after the date of grant and generally expire beginning ten years after the date of grant.

     No compensation cost has been recognized for this stock option plan as options are granted under the plan at an option price not less than fair market value at the date of grant.

     A summary of the status of the plan as of April 30, 2000, May 2, 1999 and May 3, 1998 and changes during the years ended on those dates is presented below:

                                                          2000                      1999                      1998
---------------------------------------------------------------------------------------------------------------------
                                                        Weighted-                 Weighted-                 Weighted-
                                                         Average                   Average                   Average
                                                         Exercise                  Exercise                  Exercise
                                             Shares        Price       Shares        Price       Shares        Price
---------------------------------------------------------------------------------------------------------------------
      Outstanding at beginning
          of year                            622,052   $    10.04      429,427   $   11.06       407,228    $   8.69
      Granted                                 49,375         8.80      209,375        7.62        87,250       20.34
      Exercised                               (7,313)        2.82      (10,750)       3.28       (65,051)       8.63
      Canceled/expired                        (3,000)       20.25       (6,000)      10.56         -              -
---------------------------------------------------------------------------------------------------------------------
      Outstanding at end of year             661,114         9.98      622,052       10.04       429,427       11.06
---------------------------------------------------------------------------------------------------------------------
      Options exercisable at
          year-end                           461,114        10.88      422,052       11.18       353,427        9.08
      Weighted-average fair value
         of options granted during the year    $3.54                     $2.88                     $7.53
---------------------------------------------------------------------------------------------------------------------

                                           Options Outstanding                            Options Exercisable
-------------------------------------------------------------------------------------------------------------------
                                   Number      Weighted-Avg.                               Number
              Range of        Outstanding          Remaining    Weighted-Avg.         Exercisable     Weighted-Avg.
       Exercise Prices         at 4/30/00   Contractual Life   Exercise Price          at 4/30/00    Exercise Price
-------------------------------------------------------------------------------------------------------------------
      $  2.82 - $  7.50          110,114    3.3 years                 $4.96              110,114         $4.96
      $  7.63 - $  7.63          200,000    8.4                        7.63               40,000          7.63
      $  7.75 - $ 12.13          192,375    5.6                        9.52              152,375          9.63
      $ 12.75 - $ 20.94          158,625    5.9                       17.00              158,625         17.00
                                 -------    ---                       -----              -------         -----
                                 661,114    6.1                        9.98              461,114         10.88
                                 =======    ===                        ====              =======         =====

     During fiscal 1995, the company adopted a stock option plan which provided for the one-time grant to officers and certain senior managers of options to purchase 121,000 shares of the company's common stock at $.05 (par value) per share. Coincident with the adoption of this plan, the company's 1993 stock option plan was amended to reduce the number of shares issuable under that plan by 128,000 shares. The accelerated vesting provisions of this plan were achieved and all options vested 45 days after the end of fiscal 1997 and, as a result, the compensation expense recorded under APB Opinion No. 25 was approximately $1,026,000 for the three-year period ended April 27, 1997. Since these options were granted in fiscal 1995, the provisions of SFAS No. 123 are not applicable. As of April 30, 2000, the 58,500 options outstanding under the plan have exercise prices of $0.05 and a weighted-average remaining contractual life of 3.7 years. Options exercised during fiscal 2000, 1999 and 1998 were 6,500, 0 and 49,000, respectively.

     During September 1997, the company's shareholders approved the 1997 performance-based option plan which provides for the one-time grant to certain officers and certain senior managers of options to purchase 106,000 shares of the company's common stock at $1.00 per share. Options under the plan are exercisable on January 1, 2006 due to the company not achieving net income per share of $1.50 for fiscal 1999. During fiscal 2000, 1999 and 1998, the compensation expense recorded under APB Opinion No. 25 was $250,000 in each year.

     As of April 30, 2000, the 106,000 options outstanding under the plan have exercise prices of $1.00 and a weighted-average remaining contractual life of 6.7 years. The weighted-average fair value of the 106,000 options granted during 1998 was $19.10. Had compensation cost for this stock-based compensation plan and the fixed stock option plan with 661,114 options outstanding at April 30, 2000 been determined consistent with SFAS No. 123, the company's net income, net income per share and net income per share, assuming dilution would have been reduced to the pro forma amounts indicated below:

      (in thousands, except per share data)         2000         1999     1998
--------------------------------------------------------------------------------
      Net income               As reported      $   9,380        3,102    15,513
                               Pro forma            9,145        2,827    15,377
--------------------------------------------------------------------------------
      Net income per share     As reported      $    0.81        0.24       1.22
                               Pro forma             0.79        0.22       1.21
--------------------------------------------------------------------------------
      Net income per share,    As reported      $    0.80        0.24       1.19
        assuming dilution      Pro forma             0.78        0.22       1.18
--------------------------------------------------------------------------------
     The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of 1.5%, 1.5% and 1%; risk-free interest rates of 5.7%, 5.4% and 5.5%; expected volatility of 49%, 47% and 42%; and expected lives of 4 years, 4 years and 5.3 years.

13.   BENEFIT PLANS

     The company has a defined contribution plan which covers substantially all employees and provides for participant contributions on a pre-tax basis and discretionary matching contributions by the company, which are determined annually. Company contributions to the plan were $2,423,000 in 2000; $1,612,000 in 1999; and $1,103,000 in 1998.

     In addition to the defined contribution plan, the company has a nonqualified deferred compensation plan covering officers and certain other associates. The company's nonqualified plan liability of $4,788,000 and $4,044,000 at April 30, 2000 and May 2, 1999, respectively, is included in accrued expenses in the accompanying consolidated balance sheets. The company also had assets related to the nonqualified plan of $3,762,000 and $3,091,000 at April 30, 2000 and May 2, 1999, respectively, which are included in other assets in the accompanying consolidated balance sheets.

14.   SEGMENT INFORMATION

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

     International sales, of which 94% were denominated in U.S. dollars in 2000, 1999, and 1998, accounted for 23% of net sales in 2000 and 1999 and 29% in 1998, and are summarized by geographic area as follows:

      (dollars in thousands)              2000           1999             1998
--------------------------------------------------------------------------------
      North America (excluding USA) $       36,032        31,102          31,160
      Europe                                16,351        19,578          30,775
      Middle East                           32,929        33,996          34,412
      Asia and Pacific Rim                  19,102        21,371          32,344
      South America                          2,343         3,484           5,158
      All other areas                        4,347         3,823           3,374
--------------------------------------------------------------------------------
                                    $      111,104       113,354         137,223
--------------------------------------------------------------------------------

     In 2000, 1999 and 1998, no customer represented over 10% of consolidated net sales. In addition, company assets located outside the United States are not material for any of the three years presented.

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

     Sales, gross profit and inventories for the company's operating segments are as follows:

      (dollars in thousands)            2000             1999            1998
--------------------------------------------------------------------------------
      Net sales
          Upholstery Fabrics    $      382,310         387,644          389,430
          Mattress Ticking             105,769          95,440           87,285
--------------------------------------------------------------------------------
                                $      488,079         483,084          476,715
--------------------------------------------------------------------------------

      Gross profit
          Upholstery Fabrics    $       58,547          52,286           61,922
          Mattress Ticking              26,118          23,822           21,639
--------------------------------------------------------------------------------
                                $       84,665          76,108           83,561
--------------------------------------------------------------------------------

      Inventories
          Upholstery Fabrics    $       60,305          55,565           66,336
          Mattress Ticking              14,166          11,505           12,258
--------------------------------------------------------------------------------
                                $       74,471          67,070           78,594
--------------------------------------------------------------------------------




15.   RELATED PARTY TRANSACTIONS

     A director of the company is also an officer and director of a major customer of the company. The amount of sales to this customer was approximately $39,479,000 in 2000; $34,313,000 in 1999; and $30,545,000 in
     1998. The amount due from this customer at April 30, 2000 was approximately $3,797,000 and at May 2, 1999 was approximately $4,517,000.

     A director of the company is also an officer and director of the lessor of the company's office facilities in High Point. Rent expense for the company's office facilities was approximately $522,000 in 2000; $555,000 in 1999; and $482,000 in 1998.

     Rents paid to entities owned by certain shareholders and officers of the company and their immediate families were $695,000 in 2000; $752,000 in 1999; and $724,000 in 1998.

16.   FOREIGN EXCHANGE FORWARD CONTRACTS

     The company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firm commitments to purchase certain machinery and equipment and raw materials. The company had $4,761,000 and $0 of outstanding foreign exchange forward contracts as of April 30, 2000 and May-2, 1999, respectively (denominated in Euros, German deutsche marks and Swiss francs at April 30, 2000). Due to the short maturity of these financial instruments, the fair values of these contracts approximate the contract amounts at April 30, 2000 and May 2, 1999, respectively.

SELECTED QUARTERLY DATA

                                        fiscal     fiscal      fiscal      fiscal     fiscal      fiscal       fiscal       fiscal
 (amounts in thousands,                  2000       2000        2000        2000       1999        1999         1999         1999
 except per share amounts)           4th quarter 3rd quarter 2nd quarter 1st quarter 4th quarter 3rd quarter 2nd quarter 1st quarter
------------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
   net sales                          $ 129,419    113,181     129,542     115,937    132,165    112,093      128,159     110,667
   cost of sales                        107,342     94,712     105,835      95,525    109,324     92,911      107,685      97,056
------------------------------------------------------------------------------------------------------------------------------------
     gross profit                        22,077     18,469      23,707      20,412     22,841     19,182       20,474      13,611
   SG & A expenses                       14,913     13,949      16,035      15,038     15,921     14,100       15,474      14,473
------------------------------------------------------------------------------------------------------------------------------------
     income (loss) from operations        7,164      4,520       7,672       5,374      6,920      5,082        5,000        (862)
   interest expense                       2,255      2,366       2,484       2,416      2,482      2,308        2,464       2,361
   interest income                          (10)        (8)        (16)        (17)      (113)       (10)         (19)        (53)
   other expense                            366        229         416         555        546        492          604         770
------------------------------------------------------------------------------------------------------------------------------------
     income (loss) before income taxes    4,553      1,933       4,788       2,420      4,005      2,292        1,951      (3,940)
   income taxes                           1,362        501       1,628         823      1,109        753          644      (1,300)
------------------------------------------------------------------------------------------------------------------------------------
     net income (loss)                    3,191      1,432       3,160       1,597      2,896      1,539        1,307      (2,640)
------------------------------------------------------------------------------------------------------------------------------------
   EBITDA (3)                         $  12,178      9,655      12,412       9,977     11,534      9,522        9,649       3,142
   depreciation                           4,981      4,965       4,757       4,759      4,764      4,587        4,822       4,376
   cash dividends                           393        396         399         423        423        455          455         455
------------------------------------------------------------------------------------------------------------------------------------
   weighted average shares outstanding   11,213     11,296      11,749      12,063     12,645     12,995       12,995      13,000
   weighted average shares outstanding,
     assuming dilution                   11,298     11,389      11,868      12,219     12,742     13,124       13,120      13,203
------------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
   net income (loss)                  $    0.28       0.13        0.27        0.13       0.23       0.12         0.10       (0.20)
   net income (loss), assuming dilution    0.28       0.13        0.27        0.13       0.23       0.12         0.10       (0.20)
   cash dividends                         0.035      0.035       0.035       0.035      0.035      0.035        0.035       0.035
   book value                             11.47      11.21       11.08       10.64      10.54      10.02         9.94        9.87
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
   working capital                    $  99,977     97,440      92,800     100,394     99,324     95,712      102,336     103,406
   property, plant and equipment, net   126,407    123,303     124,318     120,971    123,310    125,885      126,050     127,287
   total assets                         342,878    336,206     338,676     327,822    330,612    326,448      342,022     342,698
   capital expenditures                   8,085      3,950       8,104       2,420      2,189      2,057        3,585       2,858
   long-term debt                       135,808    137,052     133,875     136,228    140,312    140,210      150,210     154,383
   funded debt (1)                      137,486    137,683     134,468     136,222    138,650    138,472      148,479     153,559
   shareholders' equity                 128,538    125,765     125,380     128,127    127,326    130,208      129,124     128,272
   capital employed (4)                 266,024    263,448     259,848     264,349    265,976    268,680      277,603     281,831
------------------------------------------------------------------------------------------------------------------------------------
RATIOS & OTHER DATA
   gross profit margin                     17.1%      16.3%       18.3%       17.6%      17.3%      17.1%        16.0%       12.3%
   operating income (loss) margin           5.5        4.0         5.9         4.6        5.2        4.5          3.9        (0.8)
   net income (loss) margin                 2.5        1.3         2.4         1.4        2.2        1.4          1.0        (2.4)
   EBITDA margin                            9.4        8.5         9.6         8.6        8.7        8.5          7.5         2.8
   effective income tax rate               29.9       25.9        34.0        34.0       27.7       32.9         33.0        33.0
   funded debt-to-total capital ratio (1)  51.7       52.3        51.7        51.5       52.1       51.5         53.5        54.5
   working capital turnover                 4.4        4.5         4.4         4.4        4.3        4.4          4.4         4.5
   days sales in receivables                 53         49          49          45         49         47           52          48
   inventory turnover                       5.5        4.8         5.5         5.4        6.4        5.2          5.7         4.9
------------------------------------------------------------------------------------------------------------------------------------
STOCK DATA
   stock price
     high                             $    9.88       7.50       10.31       11.06       8.50       8.94        10.44       19.13
     low                                   5.00       5.88        6.69        7.25       5.13       6.50         5.94        9.19
     close                                 5.81       6.00        6.94       10.13       8.25       6.56         7.25        9.19
   P/E ratio (2)
     high                                  12.2        9.9        13.9        19.1       35.4       26.6         19.8        24.5
     low                                    6.2        7.7         9.0        12.5       21.3       19.4         11.2        11.8
   daily average trading volume (shares)   12.0       10.0        18.8        21.9       34.9       20.3         27.5        38.5
------------------------------------------------------------------------------------------------------------------------------------

(1) Funded debt includes long- and short-term debt, less restricted investments.
(2) P/E ratios based on trailing 12-month net income per share.
(3) EBITDA represents earnings before interest, income taxes, depreciation and amortization.
(4) Capital employed includes funded debt and shareholders' equity.
(5) Phillips, Wetumpka and Artee included in consolidated results from their August 5, 1997, December 30, 1997 and February 2, 1998 acquisitions by Culp, respectively.

            ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                       ON ACCOUNTING AND FINANCIAL DISCLOSURE

            During the two years ended April 30, 2000 and any subsequent interim periods, there were no changes of accountants and/or disagreements on any matters of accounting principles or practices or financial statement disclosures.

                                    PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Information with respect to executive officers and directors of the Company is included in the Company's definitive Proxy Statement to be filed within 120 days after the end of the Company's fiscal year pursuant to Regulation 14A of the Securities and Exchange Commission, under the caption "Nominees, Directors and Executive Officers," which information is herein incorporated by reference.


                       ITEM 11.  EXECUTIVE COMPENSATION

            Information with respect to executive compensation is included in the Company's definitive Proxy Statement to be filed within 120 days after the  end of the  Company's  fiscal  year  pursuant  to  Regulation  14A of the
Securities and Exchange Commission, under the caption "Executive Compensation," which information is herein incorporated by reference.


             ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

            Information with respect to the security ownership of certain beneficial owners and management is included in the Company's definitive Proxy Statement to be filed within 120 days after the end of the Company's fiscal year pursuant to Regulation 14A of the Securities and Exchange Commission, under the caption "Voting Securities," which information is herein incorporated by reference.

           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Information  with  respect to certain  relationships  and  related transactions is included in the Company's definitive Proxy Statement to be filed within 120 days after the end of the Company's fiscal year pursuant to Regulation 14A of the Securities and Exchange Commission, under the subcaption "Certain Relationships and Related Transactions," which information is herein incorporated by reference.

                                    PART IV

               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

a)    DOCUMENTS FILED AS PART OF THIS REPORT:

      1.    Consolidated Financial Statements

            The following consolidated financial statements of Culp, Inc. and subsidiary are filed as part of this report.

                                                           Page of Annual
                                                              Report on
Item                                                          Form 10-K
----                                                          ---------

Consolidated Balance Sheets - April 30, 2000 and................. 27
   May 2, 1999

Consolidated Statements of Income -
  for the years ended April 30, 2000,
  May 2, 1999, and May 3, 1998 .................................. 28

Consolidated Statements of Shareholders' Equity -
  for the years ended April 30, 2000,
  May 2, 1999 and May 3, 1998 ................................... 29

Consolidated Statements of Cash Flows -
  for the years ended April 30, 2000,
  May 2, 1999, and May 3, 1998 .................................. 30

Consolidated Notes to Financial Statements....................... 31

Report of Independent Auditors .................................. 26


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

     10(c) Loan Agreement dated January 5, 1990 with the Guilford County Industrial Facilities and Pollution Control Financing Authority, North Carolina, relating to Series 1989 Industrial Revenue Bonds in the principal amount of $4,500,000, was filed as Exhibit 10(d) to the Company's Form 10-K for the year ended April 29, 1990, filed on July 25, 1990, and is incorporated herein by reference.

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

     10(pp) Third Amendment to Credit Agreement dated April 28, 2000, among Culp, Inc., Wachovia Bank, N.A., as agent, First Union National Bank, as documentation agent, and Wachovia Bank, N.A., First Union National Bank, and Suntrust Bank, as lenders.

     22        List of subsidiaries of the Company.

     24(a) Consent of Independent Public Auditors in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 33-13310, 33-37027, 33-80206, 33-62843, and
               333-27519),  dated March 20, 1987,  September 18, 1990,  June
               13, 1994, September 22, 1995, and May 21, 1997.

     25(a)     Power of Attorney of Robert T. Davis, dated June 22, 2000

     25(b)     Power of Attorney of Howard L. Dunn, Jr., dated June 21, 2000

     25(c)     Power of Attorney of Patrick B. Flavin, dated June 27, 2000

     25(d)     Power of Attorney of Patrick H. Norton, dated June 29, 2000

     25(e)     Power of Attorney of Earl N. Phillips, Jr., dated June 22, 2000

     25(f)    Power of Attorney of Franklin N. Saxon, dated July 7, 2000

     25(g)     Power of Attorney of Judith C. Walker,  dated June 23, 2000

     27        Financial Data Schedule

b)    Reports on Form 8-K:

      The Company filed the following report on Form 8-K during the quarter ended April 30, 2000:

      (1) Form 8-K dated  February 14, 2000,  included under  Item 5,  Other
          Events, included The Company's press release for quarterly earnings and the Financial Information Release relating to certain financial information for the quarter ended January 30, 2000.

c)   Exhibits:

     The exhibits to this Form 10-K are filed at the end of this Form 10-K immediately preceded by an index. A list of the exhibits begins on page 54 under the subheading "Exhibits Index".

d)    Financial Statement Schedules:

      See Item 14(a) (2)

                                SIGNATURES

                 Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of July 2000.

                        CULP, INC.
                        By /s/    Robert G. Culp, III
                                  Robert G. Culp, III
                                  (Chairman and Chief Executive Officer)

                        By: /s/   Phillip W. Wilson
                                  Phillip W. Wilson
                                  (Vice  President  and  Chief  Financial  and
                                  Accounting Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of July 2000.

/s/   Robert G. Culp, III           /s/   Franklin N. Saxon *
      Robert G. Culp, III                 Franklin N. Saxon
      (Chairman of the                    (Director)
       Board of Directors)

/s/   Earl N. Phillips, Jr.*        /s/   Judith C. Walker *
      Earl N. Phillips, Jr.               Judith C. Walker
         (Director)                         (Director)

/s/   Howard L. Dunn, Jr.*          /s/   Robert T. Davis *
      Howard L. Dunn, Jr.                 Robert T. Davis
         (Director)                         (Director)

/s/   Patrick B. Flavin*
      Patrick B. Flavin
         (Director)

/s/   Patrick H. Norton*
      Patrick H. Norton
         (Director)

*     By  Phillip  W.  Wilson,  Attorney-in-Fact,   pursuant  to  Powers  of
Attorney filed with the Securities and Exchange Commission.

                             EXHIBITS INDEX


Exhibit Number  Exhibit

     10(pp) Third Amendment to Credit Agreement dated April 28, 2000, among Culp, Inc., Wachovia Bank, N.A., as agent, First Union National Bank, as documentation agent, and Wachovia Bank, N.A., First Union National Bank, and Suntrust Bank, as lenders.

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
               333-27519),  dated March 20, 1987,  September 18, 1990,  June
               13, 1994, September 22, 1995, and May 21, 1997.

     25(a)     Power of Attorney of Robert T.  Davis,  dated June 22, 2000

     25(b)     Power of Attorney of Howard L. Dunn, Jr., dated June 21, 2000

     25(c)     Power of Attorney of Patrick B. Flavin, dated June 27, 2000

     25(d)     Power of Attorney of Patrick H. Norton, dated June 29, 2000

     25(e)     Power of Attorney of Earl N. Phillips, Jr., dated June 22, 2000

     25(f)     Power of Attorney of Franklin N. Saxon, dated July 7, 2000

     25(g)     Power of Attorney of Judith C. Walker, dated June 23, 2000

                                 EXHIBIT 10(pp)

                       THIRD AMENDMENT TO CREDIT AGREEMENT


     THIS THIRD AMENDMENT TO CREDIT AGREEMENT (this "Third Amendment") is dated as of the 28th day of April, 2000 among CULP, INC. (the "Borrower"), WACHOVIA BANK, N.A. (successor by merger to Wachovia Bank of Georgia, N.A.), as Agent (the "Agent"), FIRST UNION NATIONAL BANK (successor by merger to First Union National Bank of North Carolina), as Documentation Agent (the "Documentation Agent"), and WACHOVIA BANK, N.A. (successor by merger to Wachovia Bank of North Carolina, N.A.), FIRST UNION NATIONAL BANK, and SUNTRUST BANK (formerly known as SunTrust Bank, Atlanta)(collectively, the "Banks");



                              W I T N E S S E T H :

     WHEREAS, the Borrower, the Agent, the Documentation Agent and the Banks executed and delivered that certain Credit Agreement, dated as of April 23, 1997, as amended by First Amendment to Credit Agreement dated as of July 22, 1998, and Second Amendment to Credit Agreement dated as of October 26, 1998 (as so amended, the "Credit Agreement"); and

     WHEREAS, the Borrower has requested, and the Agent, the Documentation Agent and the Banks have agreed to certain amendments to the Credit Agreement, subject to the terms and conditions hereof;

     NOW, THEREFORE, for and in consideration of the above premises and other good and valuable consideration, the receipt and sufficiency of which hereby is acknowledged by the parties hereto, the Borrower, the Agent, the Documentation Agent and the Banks hereby covenant and agree as follows:

1. Definitions. Unless otherwise specifically defined herein, each term used herein which is defined in the Credit Agreement shall have the meaning assigned to such term in the Credit Agreement. Each reference to "hereof", "hereunder", "herein" and "hereby" and each other similar reference and each reference to "this Agreement" and each other similar reference contained in the Credit Agreement shall from and after the date hereof refer to the Credit Agreement as amended hereby.

2. Amendment to Section 1.01. Section 1.01 of the Credit Agreement hereby is amended by adding the following definitions in the proper alphabetical order:

     "Interest and Leases Coverage Ratio" means the ratio of EBILTDA to the sum of (x) Consolidated Net Interest Expense plus (y) Consolidated Lease Expense.

                  "Third Amendment Effective Date" means April 28, 2000.

     3. Amendment to Section-2.06(a). Section-2.06(a) of the Credit Agreement hereby is amended by deleting it in its entirety and substituting the following therefor:

                  (a) "Applicable Margin" means:

               (i) for the period commencing on the Third Amendment Effective Date to the first Performance Pricing Determination Date after the Third Amendment Effective Date, (x) for any Base Rate Loan, 0.00%, and
          (y) for any Euro-Dollar Loan or Foreign Currency Loan, 0.55%; and

               (ii) from and after the first Performance Pricing Determination Date after the Third Amendment Effective Date, (x) for any Base Rate Loan, 0.00% and (y) for each Euro-Dollar Loan or Foreign Currency Loan, the percentage determined on each Performance Pricing Determination Date by reference to the table set forth below as to such type of Loan and the Debt/EBITDA Ratio and the Interest and Leases Coverage Ratio for the quarterly or annual period ending immediately prior to such Performance Pricing Determination Date.

                                             Interest and Leases Coverage Ratio

Debt/EBITDA Ratio                              < 3.0 and > 2.75      => 3.0
                                               -------------------- ------------
         => 3.0       Applicable Margin              0.90%             0.875%
                                               -------------------- ------------
                                               -------------------- ------------
          < 3.0       Applicable Margin              0.85%             0.80%
                                               -------------------- ------------


               In  determining  interest  for  purposes of this Section 2.06 and fees for purposes of Section 2.07, the Borrower and the Banks shall refer to the Borrower's most recent consolidated quarterly and annual (as the case may be) financial statements delivered pursuant to
          Section 5.01(a) or (b), as the case may be. If such financial statements require a change in interest pursuant to this Section 2.06 or fees pursuant to Section 2.07, the Borrower shall deliver to the Agent, along with such financial statements, a notice to that effect, which notice shall set forth in reasonable detail the calculations supporting the required change. The "Performance Pricing Determination Date" is the date which is the last date on which such financial statements are permitted to be delivered pursuant to Section 5.01(a) or (b), as applicable. Any such required change in interest and fees shall become effective on such Performance Pricing Determination Date, and shall be in effect until the next Performance Pricing Determination Date, provided that: (x) for Fixed Rate Loans, changes in interest shall only be effective for Interest Periods commencing on or after the Performance Pricing Determination Date; and (y) no fees or interest shall be decreased pursuant to this Section 2.06 or
          Section 2.07 if a Default is in existence on the Performance Pricing Determination Date.

4. Amendment to Section 2.07(a). Section 2.07(a) of the Credit Agreement hereby is amended by deleting it in its entirety and substituting the following therefor:

               (a) The Borrower shall pay to the Agent, for the ratable account of each Bank, a facility fee, on the aggregate amount of such Bank's Commitment (without taking into account the amount of the outstanding Loans made by such Bank), at a rate per annum equal to 0.25%. Such facility fees shall accrue from and including the Closing Date to (but excluding the Termination Date) and shall be payable on each March 31, June 30, September 30 and December 31 and on the Termination Date.

5. Amendment to Section 5.19. Section 5.19 of the Credit Agreement hereby is amended by deleting it in its entirety and substituting the following therefor:

               SECTION 5.19. Interest and Leases Coverage. At the end of each Fiscal Quarter, the Interest and Leases Coverage Ratio shall not have been less than: (i) for the period from and including the fourth
          Fiscal Quarter of Fiscal Year 2000 through and including the fourth Fiscal Quarter of Fiscal Year 2001, 2.75 to 1.0; and (ii) at all times thereafter, 3.0 to 1.0.

6. Amendment to Exhibit F. Exhibit F hereby is amended by deleting paragraph 5 thereof and substituting therefor paragraph 5 set forth in Exhibit F attached hereto.

7. Restatement of Representations and Warranties. The Borrower hereby restates and renews each and every representation and warranty heretofore made by it in the Credit Agreement and the other Loan Documents as fully as if made on the date hereof and with specific reference to this Third Amendment and all other loan documents executed and/or delivered in connection herewith.

8. Effect of Amendment. Except as set forth expressly hereinabove, all terms of the Credit Agreement and the other Loan Documents shall be and remain in full force and effect, and shall constitute the legal, valid, binding and enforceable obligations of the Borrower. The amendments contained herein shall be deemed to have prospective application only, unless otherwise specifically stated herein.

9. Ratification. The Borrower hereby restates, ratifies and reaffirms each and every term, covenant and condition set forth in the Credit Agreement and the other Loan Documents effective as of the date hereof.

10. Counterparts. This Third Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which counterparts, taken together, shall constitute but one and the same instrument.

11. Section References. Section titles and references used in this Third Amendment shall be without substantive meaning or content of any kind whatsoever and are not a part of the agreements among the parties hereto evidenced hereby.

12. No Default. To induce the Agent, the Documentation Agent and the Banks to enter into this Third Amendment and to continue to make advances pursuant to the Credit Agreement, the Borrower hereby acknowledges and agrees that, as of the date hereof, and after giving effect to the terms hereof, there exists (i)-no Default or Event of Default and (ii)-no right of offset, defense, counterclaim, claim or objection in favor of the Borrower arising out of or with respect to any of the Loans or other obligations of the Borrower owed to the Banks under the Credit Agreement.

13. Further Assurances. The Borrower agrees to take such further actions as the Agent shall reasonably request in connection herewith to evidence the amendments herein contained to the Borrower.

14. Governing Law. This Third Amendment shall be governed by and construed and interpreted in accordance with, the laws of the State of Georgia.

15. Conditions Precedent.  This Third Amendment shall become effective only upon
(i) execution and delivery of this Third Amendment by each of the parties hereto, (ii) payment to the Agent, for the ratable account of each Bank, of a fully-earned and non-refundable fee in an amount equal to 0.045% of each Bank's Commitment, and (iii) payment to the Agent, for the account and sole benefit of the Agent, of such fees and other amounts as set forth in that certain letter from the Agent to the Borrower dated as of April 28, 2000 relating to this Third Amendment. [Signatures Contained on the Next Page]

     IN WITNESS WHEREOF, the Borrower, the Agent, the Documentation Agent and each of the Banks has caused this Third Amendment to be duly executed, under seal, by its duly authorized officer as of the day and year first above written.


                    CULP, INC.,
                                                                    (SEAL)
                    as Borrower

                    By:  _____________________________________________________
                             Title:

                    WACHOVIA BANK, N.A. (successor by merger to Wachovia Bank of Georgia, N.A. and Wachovia Bank of North Carolina, N.A.),
                    as Agent and as a Bank                          (SEAL)


                    By:  _____________________________________________________
                             Title:


                    FIRST UNION NATIONAL BANK (successor by merger to First Union National Bank of North Carolina),
                    as Documentation Agent and as a Bank            (SEAL)


                    By:  _____________________________________________________
                             Title:


                    SUNTRUST BANK (formerly known as SunTrust Bank, Atlanta),
                    as a Bank                                       (SEAL)


                    By:  _____________________________________________________
                             Title:

                                    EXHIBIT F

5.        Interest and Leases Coverage (Section 5.19)

At the end of each Fiscal Quarter, the Interest and Leases Coverage Ratio shall not have been less than: (i) for the period from and including the fourth Fiscal Quarter of Fiscal Year 2000 through and including the fourth Fiscal Quarter of Fiscal Year 2001, 2.75 to 1.0; and (ii) at all times thereafter, 3.0 to 1.0.

(a)  EBILTDA - Schedule 1                                     $______________

(b)   Consolidated Net Interest Expense
     - Schedule 1                                             $______________

(c)   Consolidated Lease Expense
     - Schedule 1                                             $______________

(d)  Sum of (b) and (c)                                       $______________

(e)  Actual ratio of (a) to (d)                                 _____ to 1.0

       Minimum Ratio                                           [2.75 to 1.0]
         _________                                             [3.0 to 1.0]

                                   EXHIBIT 22



LIST OF SUBSIDIARIES OF CULP, INC.


Culp International, Inc.
Incorporated in Virgin Islands

3096726 Canada, Inc.
Incorporated under laws of Canada

Rayonese Textile Inc.
Incorporated under laws of Canada

                                 EXHIBIT 24(a)




                         CONSENT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders of Culp, Inc.:

We consent to incorporation by reference in the registration statement numbers 333-27519, 33-13310, 33-37027, 33-80206, and 33-62843 on Form S-8 of Culp, Inc.
of our report dated May 31, 2000, relating to the consolidated balance sheets of Culp, Inc. and subsidiary as of April 30, 2000 and May 2, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended April 30, 2000, which report appears in the April 30, 2000 annual report on Form 10-K of Culp, Inc.


                                    KPMG LLP

Charlotte, North Carolina
July 27, 2000

                                                                  Exhibit 25(a)




                                POWER OF ATTORNEY


          KNOW ALL MEN BY THESE PRESENTS that the undersigned director of CULP, INC., a North Carolina corporation, hereby constitutes and appoints PHILLIP
     W. WILSON the true and lawful agent and attorney-in-fact to sign for the undersigned as a director of the Corporation the Corporation's Annual Report on Form 10-K for the year ended April 30, 2000 to be filed with the Securities and Exchange Commission, Washington, D. C., under the Securities Exchange Act of 1934, as amended, and to sign any amendment or amendments to such Annual Report, hereby ratifying and confirming all acts taken by such agent and attorney-in-fact, as herein authorized.


                                                       /s/      Robert T. Davis
                                                                Robert T. Davis




Date: June 22, 2000

                                                                  Exhibit 25(b)


                                POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS that the undersigned director of CULP, INC., a North Carolina corporation, hereby constitutes and appoints PHILLIP W. WILSON the true and lawful agent and attorney-in-fact to sign for the undersigned as a director of the Corporation the Corporation's Annual Report on Form 10-K for the year ended April 30, 2000 to be filed with the Securities and Exchange
Commission, Washington, D. C., under the Securities Exchange Act of 1934, as amended, and to sign any amendment or amendments to such Annual Report, hereby ratifying and confirming all acts taken by such agent and attorney-in-fact, as herein authorized.


                                                     /s/    Howard L. Dunn, Jr.
                                                            Howard L. Dunn, Jr.




Date: June 21, 2000

                                                                 Exhibit 25(c)



                                POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS that the undersigned director of CULP, INC., a North Carolina corporation, hereby constitutes and appoints PHILLIP W. WILSON the true and lawful agent and attorney-in-fact to sign for the undersigned as a director of the Corporation the Corporation's Annual Report on Form 10-K for the year ended April 30, 2000 to be filed with the Securities and Exchange
Commission, Washington, D. C., under the Securities Exchange Act of 1934, as amended, and to sign any amendment or amendments to such Annual Report, hereby ratifying and confirming all acts taken by such agent and attorney-in-fact, as herein authorized.


                                                     /s/      Patrick B. Flavin
                                                              Patrick B. Flavin




Date: June 27, 2000

                                                                  Exhibit 25(d)



                                POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS that the undersigned director of CULP, INC., a North Carolina corporation, hereby constitutes and appoints PHILLIP W. WILSON the true and lawful agent and attorney-in-fact to sign for the undersigned as a director of the Corporation the Corporation's Annual Report on Form 10-K for the year ended April 30, 2000 to be filed with the Securities and Exchange
Commission, Washington, D. C., under the Securities Exchange Act of 1934, as amended, and to sign any amendment or amendments to such Annual Report, hereby ratifying and confirming all acts taken by such agent and attorney-in-fact, as herein authorized.


                                                     /s/      Patrick H. Norton
                                                              Patrick H. Norton




Date: June 29, 2000

                                                                 Exhibit 25(e)



                                POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS that the undersigned director of CULP, INC., a North Carolina corporation, hereby constitutes and appoints PHILLIP W. WILSON the true and lawful agent and attorney-in-fact to sign for the undersigned as a director of the Corporation the Corporation's Annual Report on Form 10-K for the year ended April 30, 2000 to be filed with the Securities and Exchange
Commission, Washington, D. C., under the Securities Exchange Act of 1934, as amended, and to sign any amendment or amendments to such Annual Report, hereby ratifying and confirming all acts taken by such agent and attorney-in-fact, as herein authorized.


                                                 /s/      Earl N. Phillips, Jr.
                                                          Earl N. Phillips, Jr.




Date: June 22, 2000

                                                                 Exhibit 25(f)


                                POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS that the undersigned director of CULP, INC., a North Carolina corporation, hereby constitutes and appoints PHILLIP W. WILSON the true and lawful agent and attorney-in-fact to sign for the undersigned as a director of the Corporation the Corporation's Annual Report on Form 10-K for the year ended April 30, 2000 to be filed with the Securities and Exchange
Commission, Washington, D. C., under the Securities Exchange Act of 1934, as amended, and to sign any amendment or amendments to such Annual Report, hereby ratifying and confirming all acts taken by such agent and attorney-in-fact, as herein authorized.


                                                     /s/      Franklin N. Saxon
                                                              Franklin N. Saxon




Date: July 7, 2000

                                                                  Exhibit 25(g)

                                POWER OF ATTORNEY



     KNOW ALL MEN BY THESE PRESENTS that the undersigned director of CULP, INC., a North Carolina corporation, hereby constitutes and appoints PHILLIP W. WILSON the true and lawful agent and attorney-in-fact to sign for the undersigned as a director of the Corporation the Corporation's Annual Report on Form 10-K for the year ended April 30, 2000 to be filed with the Securities and Exchange
Commission, Washington, D. C., under the Securities Exchange Act of 1934, as amended, and to sign any amendment or amendments to such Annual Report, hereby ratifying and confirming all acts taken by such agent and attorney-in-fact, as herein authorized.


                                                      /s/      Judith C. Walker
                                                               Judith C. Walker


Date:  June 23, 2000