Form 10-Q
period 2000-07-30
CULP INC
filed 2000-09-13
CIK 723603

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 30, 2000

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

                                    YES X NO


             Common shares outstanding at July 30, 2000: 11,208,720
                                 Par Value: $.05

                               INDEX TO FORM 10-Q
                       For the period ended July 30, 2000

Part I -  Financial Statements.                                          Page
------------------------------------------                             -------

Item 1.    Unaudited Interim Consolidated Financial Statements:

Consolidated Statements of Income (Loss)-Three Months Ended
   July 30, 2000 and August 1, 1999                                      I-1

Consolidated Balance Sheets-July 30, 2000, August 1, 1999
   and April 30, 2000                                                    I-2

Consolidated Statements of Cash Flows---Three Months Ended
   July 30, 2000 and August 1, 1999                                      I-3

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

Item 3.   Quantitative and Qualitative Disclosures About                 I-16
Market Risk


Part II - Other Information
-------------------------------------

Item 6.   Exhibits and Reports on Form 8-K                                II-1

Signature                                                                 II-8

                                   CULP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
           FOR THE THREE MONTHS ENDED JULY 30, 2000 AND AUGUST 1, 1999

                (Amounts in Thousands, Except for Per Share Data)

                                                                       THREE MONTHS ENDED (UNAUDITED)
                                              ----------------------------------------------------------------------------------
                                                         Amounts                                          Percent of Sales
                                              ------------------------------                        ------------------------------
                                                July 30,        August 1,         % Over
                                                  2000            1999           (Under)               2001            2000
                                              --------------  --------------   -------------        --------------  --------------
Net sales                                 $         101,878         115,937        (12.1) %               100.0  %         100.0 %
Cost of sales                                        87,704          95,525         (8.2) %                86.1  %          82.4 %
                                              --------------  --------------   -------------        --------------  --------------
         Gross profit                                14,174          20,412        (30.6) %                13.9  %          17.6 %

Selling, general and
  administrative expenses                            13,778          15,038         (8.4) %                13.5  %          13.0 %
                                              --------------  --------------   -------------        --------------  --------------
         Income from operations                         396           5,374        (92.6) %                 0.4  %           4.6 %

Interest expense                                      2,323           2,416         (3.8) %                 2.3  %           2.1 %
Interest income                                          (7)            (17)       (58.8) %                (0.0) %          (0.0)%
Other expense (income), net                             741             555         33.5  %                 0.7  %           0.5 %
                                              --------------  --------------   -------------        --------------  --------------
         Income (loss) before income taxes           (2,661)          2,420       (210.0) %                (2.6) %           2.1 %

Income taxes  *                                        (905)            823       (210.0) %                34.0  %          34.0 %
                                              --------------  --------------   -------------        --------------  --------------

         Net income (loss)                $          (1,756)          1,597       (210.0) %                (1.7) %           1.4 %
                                              ==============  ==============   =============        ==============  ==============

Net income (loss) per share                          ($0.16)          $0.13       (223.1) %
Net income (loss) per share, assuming dilution       ($0.16)          $0.13       (223.1) %
Dividends per share                                  $0.035          $0.035          0.0  %
Average shares outstanding                           11,209          12,063         (7.1) %
Average shares outstanding, assuming dilution        11,292          12,219         (7.6) %

 * Percent of sales column is calculated as a % of income (loss) before income taxes.

                                   CULP, INC.
                           CONSOLIDATED BALANCE SHEETS
                JULY 30, 2000, AUGUST 1, 1999 AND APRIL 30, 2000
                                    Unaudited
                             (Amounts in Thousands)

                                                            Amounts                  Increase
                                             ------------------------------         (Decrease)
                                               July 30,        August 1,   --------------------------     * April 30,
                                                 2000            1999        Dollars         Percent         2000
                                              ------------  ------------  ------------    -----------     ------------
Current assets
       Cash and cash investments            $       1,654         1,097          557         50.8  %            1,007
       Accounts receivable                         58,851        61,984       (3,133)        (5.1) %           75,223
       Inventories                                 74,600        75,337         (737)        (1.0) %           74,471
       Other current assets                        11,565        10,860          705          6.5  %           10,349
                                              ------------  ------------  ------------    -----------     ------------
                  Total current assets            146,670       149,278       (2,608)        (1.7) %          161,050

Restricted investments                                  0         1,684       (1,684)      (100.0) %                0
Property, plant & equipment, net                  123,636       120,971        2,665          2.2  %          126,407
Goodwill                                           49,525        50,920       (1,395)        (2.7) %           49,873
Other assets                                        5,550         4,969          581         11.7  %            5,548
                                              ------------  ------------  ------------    -----------     ------------

                  Total assets              $     325,381       327,822       (2,441)        (0.7) %          342,878
                                              ============  ============  ============    ===========     ============


Current liabilities
       Current maturities of long-term debt $       1,678         1,678            0          0.0  %            1,678
       Accounts payable                            24,942        26,099       (1,157)        (4.4) %           37,287
       Accrued expenses                            19,762        20,309         (547)        (2.7) %           22,108
       Income taxes payable                             0           798         (798)      (100.0) %                0
                                              ------------  ------------  ------------    -----------     ------------
                  Total current liabilities        46,382        48,884       (2,502)        (5.1) %           61,073


Long-term debt                                    135,150       136,228       (1,078)        (0.8) %          135,808
Deferred income taxes                              17,459        14,583        2,876         19.7  %           17,459
                                              ------------  ------------  ------------    -----------     ------------
                  Total liabilities               198,991       199,695         (704)        (0.4) %          214,340

Shareholders' equity                              126,390       128,127       (1,737)        (1.4) %          128,538
                                              ------------  ------------  ------------    -----------     ------------

                  Total liabilities and
                  shareholders' equity      $     325,381       327,822       (2,441)        (0.7) %          342,878
                                              ============  ============  ============    ===========     ============

Shares outstanding                                 11,209        12,040         (831)        (6.9) %           11,209
                                              ============  ============  ============    ===========     ============


*  Derived from audited financial statements.

                                   CULP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED JULY 30, 2000 AND AUGUST 1, 1999
                                    Unaudited
                             (Amounts in Thousands)

                                                                                THREE MONTHS ENDED
                                                                         ----------------------------------
                                                                                     Amounts
                                                                         --------------------------------
                                                                            July 30,        August 1,
                                                                              2000             1999
                                                                         ---------------  ---------------
Cash flows from operating activities:
     Net income (loss)                                                 $         (1,756)           1,597
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
            Depreciation                                                          5,060            4,759
            Amortization of intangible assets                                       399              399
            Changes in assets and liabilities:
                Accounts receivable                                              16,372            8,519
                Inventories                                                        (129)          (8,267)
                Other current assets                                             (1,216)          (1,227)
                Other assets                                                        147              (41)
                Accounts payable                                                 (6,886)             270
                Accrued expenses                                                 (2,346)            (717)
                Income taxes payable                                                  0              798
                                                                         ---------------  ---------------
                    Net cash provided by operating activities                     9,645            6,090
                                                                         ---------------  ---------------
Cash flows from investing activities:
     Capital expenditures                                                        (2,289)          (2,420)
     Purchases of restricted investments                                              0              (15)
     Purchase of investments to fund deferred compensation liability               (200)               0
     Sale of restricted investments                                                   0            1,671
                                                                         ---------------  ---------------
                    Net cash used in investing activities                        (2,489)            (764)
                                                                         ---------------  ---------------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                         0            3,333
     Principal payments on long-term debt                                          (658)          (7,417)
     Change in accounts payable-capital expenditures                             (5,459)             142
     Dividends paid                                                                (392)            (423)
     Payments to acquire common stock                                                 0             (393)
     Proceeds from common stock issued                                                0               20
                                                                         ---------------  ---------------
                    Net cash used in financing activities                        (6,509)          (4,738)
                                                                         ---------------  ---------------

Increase in cash and cash investments                                               647              588

Cash and cash investments at beginning of period                                  1,007              509
                                                                         ---------------  ---------------

Cash and cash investments at end of period                             $          1,654            1,097
                                                                         ===============  ===============


                                   CULP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                 (Dollars in thousands, except per share data)

                                                                  Capital
                                           Common Stock         Contributed                     Total
                                     -------------------------   in Excess       Retained    Shareholders'
                                        Shares        Amount    of Par Value     Earnings       Equity
----------------------------------------------------------------------------------------------------------
Balance, May 2, 1999                  12,079,171    $   604    $   37,966      $  88,756     $  127,326
    Cash dividends ($0.14 per share)                                              (1,611)        (1,611)
    Net income                                                                     9,380          9,380
    Common stock issued in connection
       with stock option plans            13,813          1            78                            79
    Common stock purchased              (884,264)       (45)       (2,778)        (3,813)        (6,636)
----------------------------------------------------------------------------------------------------------
Balance, April 30, 2000               11,208,720        560        35,266         92,712        128,538
    Cash dividends ($0.035 per share)                                               (392)          (392)
    Net loss                                                                      (1,756)        (1,756)
----------------------------------------------------------------------------------------------------------
Balance,  July 30, 2000               11,208,720     $  560    $   35,266      $  90,564     $  126,390
==========================================================================================================

                                    Culp, Inc.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiary include all adjustments, consisting only of normal, recurring adjustments and accruals, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company's annual report on Form 10-K filed with the Securities and Exchange Commission on July 28, 2000 for the fiscal year ended April 30, 2000.
================================================================================

================================================================================

2.  Accounts Receivable

      A summary of accounts receivable follows (dollars in thousands):

--------------------------------------------------------------------------------

                                                July 30, 2000     April 30  2000
--------------------------------------------------------------------------------

Customers                                       $   61,219        $   77,981
Allowance for doubtful accounts                     (1,428)           (1,477)
Reserve for returns and allowances                    (940)           (1,281)
--------------------------------------------------------------------------------
                                                $   58,851        $   75,223
================================================================================

3.  Inventories

     Inventories are carried at the lower of cost or market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

   A summary of inventories follows (dollars in thousands):

--------------------------------------------------------------------------------

                                               July 30, 2000      April 30, 2000
--------------------------------------------------------------------------------

Raw materials                                   $   46,190        $   46,946
Work-in-process                                      6,090             6,379
Finished goods                                      28,709            26,998
--------------------------------------------------------------------------------

Total inventories valued at FIFO cost               80,989            80,323
Adjustments of certain inventories
   to the LIFO cost method                            (893)             (893)
Adjustments of certain inventories to market        (5,496)           (4,959)
--------------------------------------------------------------------------------
                                                $   74,600        $   74,471
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

5.     Accounts Payable

   A summary of accounts payable follows (dollars in thousands):
--------------------------------------------------------------------------------

                                               July 30, 2000      April 30, 2000
--------------------------------------------------------------------------------

Accounts payable-trade                         $    19,593        $   26,479
Accounts payable-capital expenditures                5,349            10,808
--------------------------------------------------------------------------------
                                               $    24,942        $   37,287
================================================================================

6.  Accrued Expenses

   A summary of accrued expenses follows (dollars in thousands):
--------------------------------------------------------------------------------

                                               July 30, 2000      April 30, 2000
--------------------------------------------------------------------------------
Compensation and benefits                      $    11,587        $   14,748
Other                                                8,175             7,360
--------------------------------------------------------------------------------
                                                $   19,762        $   22,108
================================================================================

7.  Long-Term Debt

   A summary of long-term debt follows (dollars in thousands):
--------------------------------------------------------------------------------

                                                July 30, 2000     April 30, 2000
--------------------------------------------------------------------------------

Senior unsecured notes                          $   75,000        $  75,000
Industrial revenue bonds and other obligations      32,452           32,452
Revolving credit facility                           25,000           25,000
Obligations to sellers                               4,376            5,034
--------------------------------------------------------------------------------
                                                   136,828          137,486
Less current maturities                             (1,678)          (1,678)
--------------------------------------------------------------------------------
                                               $   135,150        $ 135,808
================================================================================




7.  Long-Term Debt (continued)


     The senior unsecured notes have a fixed coupon rate of 6.76% and an average remaining term of 8 years. The principal payments become due from March 2006 to March 2010 with interest payable semi-annually.

     The company's revolving credit agreement (the "Credit Agreement") provides an unsecured multi-currency revolving credit facility, which expires in April 2002, with a syndicate of banks in the United States. The Credit Agreement provides for a revolving loan commitment of $88,000,000. The agreement requires payment of a quarterly facility fee in advance. In July 2000, the company amended the Credit Agreement to amend certain covenants. Additionally, the amendment increased the interest rate from LIBOR plus 0.80% to 0.90% to LIBOR plus 1.10% to 1.60%. The specified pricing matrix will be in effect for the remainder of fiscal 2001 and is based on the company's debt to EBITDA ratio, as defined by the agreement. On borrowings outstanding at July 30, 2000, the interest rate was 7.52% (LIBOR plus 0.90%).

     The company's $6,000,000 revolving line of credit expires on August 31, 2001. However, the line of credit will automatically be extended for an additional three-month period on each November 30, February 28, May 31 and August 31 unless the bank notifies the company that the line of credit will not be extended. At July 30, 2000, no borrowings were outstanding under the revolving line of credit.

     The industrial revenue bonds (IRBs) are generally due in balloon maturities which occur at various dates from 2006 to 2013. The IRBs are collateralized by letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder.

     The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At July 30, 2000, the company was in compliance with these financial covenants.

     At July 30, 2000, the company had two interest rate swap agreements with a bank in order to reduce its exposure to floating interest rates on a portion of its variable rate borrowings. The following table summarizes certain data regarding the interest rate swaps:

            notional amount        interest rate         expiration date
            $  5,000,000                6.9%                June 2002
            $  5,000,000                6.6%                July 2002

     The company could terminate these agreements as of July 30, 2000 and receive approximately $113,000. Net amounts received/paid under interest rate swap agreements decreased interest expense by approximately $3,000 for the three months of fiscal 2001 and increased interest expense by approximately $92,000 for the three months of fiscal 2000. Management believes the risk of incurring losses resulting from the inability of the bank to fulfill its obligation under the interest rate swap agreements to be remote and that any losses incurred would be immaterial.

8. Cash Flow Information

     Payments for interest and income taxes during the period were (dollars in thousands):

--------------------------------------------------------------------------------

                                                            2001        2000
--------------------------------------------------------------------------------
 .
Interest                                                $  1,053      $ 1,340
Income taxes                                                   0        1,186
================================================================================


9. Foreign Exchange Forward Contracts

     The company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firm commitments to purchase certain machinery and equipment and raw materials. The company had approximately $1,978,000 of outstanding foreign exchange forward contracts as of July 30, 2000.


10. Net Income (Loss) Per Share

     The following table reconciles the numerators and denominators of net income (loss) per share and net income (loss) per share, assuming dilution for the three months ended July 30, 2000 and August 1, 1999:

                                                      THREE MONTHS ENDED
                           ----------------------------------------------------------------------
                                     July 30, 2000                         August 1, 1999
                           ---------------------------------   ----------------------------------
(Amounts in thousands,   (Loss)        Shares     Per  Share      Income        Shares     Per Share
except per share data) (Numerator)  (Denominator)   Amount      (Numerator)  (Denominator)   Amount
                       -----------   -----------  ----------    -----------   ------------  --------
Net income (loss) per
    share               ($1,756)       11,209      ($0.16)        $1,597        12,063        $0.13
                                                  ==========                                ========
Effect of dilutive
    securities:
       Options              -              83                         -            156
                       -----------  -----------                 -----------   -----------
Net income(loss) per
     share,assuming
     dilution           ($1,756)       11,292      ($0.16)        $1,597        12,219        $0.13
                       ===========  ===========   ==========    ===========   ===========   ========


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

     Sales, gross profit and inventories for the company's operating segments are as follows:

(dollars in thousands):
--------------------------------------------------------------------------------

                                                        2001            2000
--------------------------------------------------------------------------------
Net sales
     Upholstery Fabrics                            $   74,926      $   90,854
     Mattress Ticking                                  26,952          25,083
--------------------------------------------------------------------------------
                                                   $  101,878      $  115,937
================================================================================

Gross Profit
     Upholstery Fabrics                            $    7,913      $   14,442
     Mattress Ticking                                   6,261           5,970
--------------------------------------------------------------------------------
                                                   $   14,174      $   20,412
================================================================================

Inventories
     Upholstery Fabrics                            $   61,213      $   63,304
     Mattress Ticking                                  13,387          12,033
--------------------------------------------------------------------------------
                                                   $   74,600      $   75,337
================================================================================

                                   CULP, INC.
                            SALES BY SEGMENT/DIVISION
           FOR THE THREE MONTHS ENDED JULY 30, 2000 AND AUGUST 1, 1999

                             (Amounts in thousands)

                                                            THREE MONTHS ENDED (UNAUDITED)
                                       --------------------------------------------------------------------------
                                                Amounts                                Percent of Total Sales
                                       --------------------------                    ----------------------------
                                        July 30,      August 1,         % Over
Segment/Division                          2000          1999           (Under)           2001            2000
------------------------------------   ------------  ------------   ---------------  -------------   ------------
Upholstery Fabrics
    Culp Decorative Fabrics         $       41,533        50,516       (17.8) %          40.8 %          43.6 %
    Culp Velvets/Prints                     30,074        36,209       (16.9) %          29.5 %          31.2 %
    Culp Yarn                                3,319         4,129       (19.6) %           3.3 %           3.6 %
                                       ------------  ------------   ---------------  -------------   ------------
                                            74,926        90,854       (17.5) %          73.5 %          78.4 %

Mattress Ticking
    Culp Home Fashions                      26,952        25,083         7.5  %          26.5 %          21.6 %
                                       ------------  ------------   ---------------  -------------   ------------

                                  * $      101,878       115,937       (12.1) %         100.0 %         100.0 %
                                       ============  ============   ===============  =============   ============

* U.S. sales were $82,290 and $92,124 for the first quarter of fiscal 2001 and fiscal 2000, respectively. The percentage decrease in U.S. sales was 10.7% for the first quarter.

                                   CULP, INC.
                     INTERNATIONAL SALES BY GEOGRAPHIC AREA
           FOR THE THREE MONTHS ENDED JULY 30, 2000 AND AUGUST 1, 1999

                             (Amounts in thousands)

                                                               THREE MONTHS ENDED (UNAUDITED)
                                       --------------------------------------------------------------------------------
                                                  Amounts                                   Percent of Total Sales
                                       -------------------------------                   ------------------------------
                                          July 30,        August 1,        % Over
         Geographic Area                    2000            1999           (Under)           2001             2000
----------------------------------     ---------------  --------------  --------------   -------------     ------------
North America (Excluding USA)     $             8,395           7,676        9.4  %          42.9 %           32.2 %
Europe                                          1,452           2,929      (50.4) %           7.4 %           12.3 %
Middle East                                     5,043           6,992      (27.9) %          25.7 %           29.4 %
Far East & Asia                                 3,236           4,309      (24.9) %          16.5 %           18.1 %
South America                                     306             620      (50.6) %           1.6 %            2.6 %
All other areas                                 1,156           1,287      (10.2) %           5.9 %            5.4 %
                                       ---------------  --------------  --------------   -------------     ------------

                                  $            19,588          23,813      (17.7) %         100.0 %          100.0 %
                                       ===============  ==============  ==============   =============     ============

International sales, and the percentage of total sales, for each of the last five fiscal years follows: fiscal 1996-$77,397 (22%); fiscal 1997-$101,571 (25%); fiscal 1998-$137,223 (29%); fiscal 1999-$113,354 (23%); and fiscal
2000-$111,104 (23%). International sales for the first quarter represented 19.2% and 20.5% for 2001 and 2000, respectively.

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

Three Months ended July 30, 2000 compared with Three Months ended August 1, 1999

     Net Sales. Net sales for the first quarter of fiscal 2001 decreased by 12.1% to $101.9 million. Sales of upholstery fabrics decreased 17.5% to $74.9 million, and sales of mattress ticking increased 7.5% to $27.0 million. International sales were down 17.7% for the quarter. The first fiscal quarter is historically not the strongest period of the year for Culp due to planned vacations and seasonal industry-wide plant closings. The company had anticipated that the first quarter would be a difficult year-to-year comparison, but sales proved to be considerably less than expected. Key factors which influenced the company's shipments were a slowdown in consumer spending on home furnishings, especially in the promotional price category, and the relative strength of the dollar which is affecting Culp's sales to customers outside the United States. The decline in sales of upholstery fabrics was offset in part by increased sales by Culp Home Fashions (primarily mattress ticking). Culp's growth in mattress ticking continues to be driven by the introduction of new designs and fabric constructions as well as the advantages of the company's vertical integration. In particular, the ability to manufacture the jacquard greige (or unfinished) goods that are then printed to produce mattress ticking has aided Culp in meeting faster delivery schedules and providing improved overall customer service.

Based on current trends, the company expects to report a profit for the second fiscal quarter, but believes that earnings will be down from the year-earlier level. The trend in results over the remainder of this year will be determined by a number of factors including the overall trend in consumer spending on home furnishings and the fluctuation of the dollar relative to other currencies.

Gross Profit and Cost of Sales. Gross profit declined 30.6% for the first quarter versus a year ago and decreased as a percentage of net sales from 17.6% to 13.9%. The decline was due principally to lower sales volume for the period which led to underabsorption of fixed costs in the company's upholstery fabrics operation. The company also experienced some higher costs related to the consolidation of the Phillips weaving plant in Monroe, NC into the Pageland, SC facility. This move has been completed, and the company expects to benefit in subsequent periods from reduced operating expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter increased as a percentage of sales from 13.0% to 13.5%. The dollar amount of these expenses declined 8.4% from a year ago, aided by the fact that a portion of these expenses is variable based on the level of sales.

Interest Expense. Interest expense of $2.3 million for the first quarter was down slightly from $2.4 million in the prior year due to slightly lower average borrowings.

Other Expense. Other expense for the first quarter totaled $741,000 compared with $555,000 in the prior year. The increase is principally due to lower investment income on assets related to the nonqualified deferred compensation plan.

Income Taxes. The effective tax rate for the first quarter was 34.0%, unchanged from the prior year.

Net Income (Loss) Per Share. Net loss per share for the first quarter of fiscal 2001 totaled ($0.16) per share diluted (based on 11,292,000 average shares outstanding during the period) compared with net income of $0.13 per share diluted (based on 12,219,000 average shares outstanding during the period) a year ago.

Liquidity and Capital Resources

Liquidity. Cash and cash investments were $1.7 million as of July 30, 2000, compared with $1.1 million at August 1, 1999, and $1.0 million at the end of fiscal 2000. Funded debt (long-term debt, including current maturities, less restricted investments) was $136.8 million at July 30, 2000, compared with $136.2 million at August 1, 1999 and $137.5 million at April 30, 2000. As a percentage of total capital (funded debt plus total stockholders' equity), the company's borrowings amounted to 52.0% at July 30, 2000, compared with 51.5% at August 1, 1999, and 51.7% at April 30, 2000. The company's working capital as of July 30, 2000 was $100.3 million, compared with $100.4 million as of August 1, 1999, and $100.0 million at the close of fiscal 2000.

The company's cash flow from operations was $9.6 million for the first three months of fiscal 2001, consisting of $3.7 million from earnings (net loss plus depreciation and amortization) plus $5.9 million from the decrease in working capital. The decrease in working capital was primarily due to a $16.4 million decrease in accounts receivable offset by a $6.9 million decrease in accounts payable, a $2.3 million decrease in accrued expenses and a $1.2 million increase in other current assets.

In separate authorizations in June 1998, March 1999, September 1999 and December 1999, the board of directors of the company authorized the use of a total of $20.0 million to repurchase the company's common stock. Over the past two fiscal years, the company has invested $12.2 million to repurchase a total of 1.8 million shares. No purchases were made during the first quarter of fiscal 2001 under these authorizations.

Financing Arrangements. Culp has outstanding $75 million of senior unsecured notes with a fixed coupon rate of 6.76% and an average remaining term of eight years.

Culp has an $88 million syndicated, unsecured, multi-currency revolving credit facility. The facility, which expires in April 2002, requires quarterly payments of interest on all outstanding borrowings and a quarterly facility fee paid in advance. In July 2000, the company amended the credit facility to amend certain covenants. The amendment also increased the interest rate from LIBOR plus 0.80% to 0.90% to LIBOR plus 1.10% to 1.60%. The specified pricing matrix will be in effect for the remainder of fiscal 2001 and is based on the company's debt to EBITDA ratio, as defined by the facility. As of July 30, 2000, the company had outstanding balances of $25 million under the credit facility.

The company also has a total of $32.5 million in currently outstanding industrial revenue bonds ("IRBs") which have been used to finance capital expenditures. The IRBs are collateralized by letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder.

The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. As of July 30, 2000, the company was in compliance with these financial covenants.

As of July 30, 2000, the company had two interest rate swap agreements to reduce its exposure to floating interest rates on a $10 million notional amount. The effect of these contracts is to "fix" the interest rate payable on $10 million of the company's variable rate borrowings at a weighted average rate of 6.8%. The company also enters into foreign exchange forward and option contracts to hedge against currency fluctuations with respect to firm commitments to purchase certain machinery, equipment and raw materials. The company had approximately $2.0 million of outstanding foreign exchange forward contracts as of July 30, 2000.

Capital Expenditures. The company maintains an ongoing program of capital expenditures designed to increase capacity as needed, enhance manufacturing efficiencies through modernization and increase the company's vertical integration. Capital expenditures for the first quarter of fiscal 2001 totaled $2.3 million compared with $2.4 million in the year-earlier period. The company plans for total capital spending for fiscal 2001 to be approximately $16 million.

The company believes that cash flows from operations and funds available under existing credit facilities will be sufficient to fund capital expenditures and working capital requirements for the foreseeable future.

Inflation

The cost of the company's raw materials is remaining generally stable although, the company is experiencing some price increases in petroleum related raw materials. Factors that reasonably can be expected to influence margins in the future include changes in raw material prices, trends in other operating costs and overall competitive conditions.

Seasonality

The company's business is slightly seasonal, with relatively stronger sales during the second and fourth fiscal quarters. This seasonality results from one-week closings of the company's manufacturing facilities, and the facilities of most of its customers in the United States, during the first and third quarters for the holiday weeks including July 4th and Christmas.

Forward-Looking Information

The company's quarterly report on Form 10-Q contains statements that may be deemed "forward-looking statements" within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Such statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by qualifying words such as "expect," "believe," "estimate," "plan," and "project" and their derivatives. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income and general economic conditions. Decreases in these economic indicators could have a negative effect on the company's business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely. Because of the significant percentage of the company's sales derived from international shipments, strengthening of the U.S. dollar against other currencies could make the company's products less competitive on the basis of price in markets outside the United States. Additionally, economic and political instability in international areas could affect the demand for the company's products.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company has not experienced any significant changes in market risk since July 30, 2000.

The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin under the company's revolving credit agreement and variable rate debt in connection with the industrial revenue bonds. To lower or limit overall borrowing costs, the company enters into interest rate swap agreements to modify the interest characteristics of portions of its outstanding debt. The agreements entitle the company to receive or pay to the counterparty (a major bank), on a quarterly basis, the amounts, if any, by which the company's interest payments covered by swap agreements differ from those of the counterparty. These amounts are recorded as adjustments to interest expense. The fair value of the swap agreements and changes in fair value resulting from changes in market interest rates are not recognized in the consolidated financial statements. The annual impact on the company's results of operations of a 100 basis point interest rate change on the July 30, 2000 outstanding balance of the variable rate debt would be approximately $560,000 irrespective of any swaps associated with this debt.

The company's exposure to fluctuations in foreign currency exchange rates is due primarily to a foreign subsidiary domiciled in Canada and purchases of certain machinery, equipment and raw materials in foreign currencies. The company's Canadian subsidiary uses the United States dollar as its functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with the Canadian subsidiary. However, the company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firm commitments to purchase certain machinery, equipment and raw materials. The Canadian subsidiary is not material to the company's consolidated results of operations; therefore, the impact of a 10% change in the exchange rate at July 30, 2000 would not have a significant impact on the company's results of operations or financial position. In addition, the company had approximately $2.0 million of outstanding foreign exchange forward contracts as of July 30, 2000. As a result, any change in exchange rates would not have a significant impact on the company's results of operations or financial position as the foreign exchange forward contracts have "fixed" the exchange rate with respect to these purchase commitments.

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

    10(pp) Third Amendment to Credit Agreement dated April 28, 2000, among Culp, Inc., Wachovia Bank, N.A., as agent, First Union National Bank, as documentation agent, and Wachovia Bank, N.A., First Union National Bank, and Suntrust Bank, as lenders. This amendment was filed as Exhibit 10(pp) to the Company's Form 10-K for the year ended April 30, 2000, and is incorporated herein by reference.

    10(qq) Fourth Amendment to Credit Agreement dated July 30, 2000, among Culp, Inc., Wachovia Bank, N.A., as agent, First Union National Bank, as documentation agent, and Wachovia Bank, N.A., First Union National Bank, and Suntrust Bank, as lenders.

     27      Financial Data Schedule

(b)  Reports on Form 8-K:

The following reports on Form 8-K were filed during the period covered by this report:

   (1) Form 8-K dated May 31, 2000, included under Item 5, Other Events, the Company's press release for quarterly earnings and the Financial Information Release relating to certain financial information for the quarter and year ended April 30, 2000.





                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CULP, INC.
                               (Registrant)


Date:   September 13, 2000 By:  s/s Phillip W. Wilson
                                    Phillip W. Wilson
                                    Vice President and Chief Financial
                                    and Accounting Officer

                                    (Authorized to sign on behalf
                                    of the registrant and also sign-
                                    ing as principal financial officer)