Form 10-Q
period 2000-10-29
CULP INC
filed 2000-12-13
CIK 723603

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 29, 2000

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

                                YES X    NO


          Common shares outstanding at October 29, 2000:  11,208,720
                                Par Value: $.05

                               INDEX TO FORM 10-Q
                      For the period ended October 29, 2000

Part I -  Financial Statements.                                           Page
------------------------------------------                               -------

Item 1.    Unaudited Interim Consolidated Financial Statements:

Consolidated Statements of Income (Loss)-Three and Six Months Ended
     October 29, 2000 and October 31, 1999                                 I-1

Consolidated  Balance  Sheets-October  29,  2000,  October  31, 1999 and
     April 30, 2000                                                        I-2

Consolidated  Statements  of Cash  Flows---Six  Months Ended October 29,
     2000 and October 31, 1999                                             I-3

Consolidated Statements of Shareholders' Equity                            I-4

Notes to Consolidated Financial Statements                                 I-5

Sales by Segment/Division                                                  I-11

International Sales by Geographic Area                                     I-12

Item 2.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                   I-13

Item 3.   Quantitative and Qualitative Disclosures About
     Market Risk                                                           I-18


Part II - Other Information
-------------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders              II-1

Item 6.   Exhibits and Reports on Form 8-K                                 II-2

Signature                                                                  II-9

                                   CULP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
 FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 29, 2000 AND OCTOBER 31, 1999

                (Amounts in Thousands, Except for Per Share Data)

                                                               THREE MONTHS ENDED (UNAUDITED)
                                          --------------------------------------------------------------------------
                                                    Amounts                                     Percent of Sales
                                          ----------------------------                     ---------------------------
                                          October 29,    October 31,      % Over
                                              2000           1999         (Under)             2001          2000
                                          -------------  -------------  ------------       -------------  ------------
Net sales                              $       110,981        129,542       (14.3) %             100.0 %       100.0 %
Cost of sales                                   94,094        105,835       (11.1) %              84.8 %        81.7 %
                                          -------------  -------------  ------------       -------------  ------------
        Gross profit                            16,887         23,707       (28.8) %              15.2 %        18.3 %

Selling, general and
  administrative expenses                       13,491         16,035       (15.9) %              12.2 %        12.4 %
                                          -------------  -------------  ------------       -------------  ------------
        Income from operations                   3,396          7,672       (55.7) %               3.1 %         5.9 %

Interest expense                                 2,285          2,484        (8.0) %               2.1 %         1.9 %
Interest income                                    (15)           (16)       (6.3) %              (0.0)%        (0.0)%
Other expense (income), net                        575            416        38.2  %               0.5 %         0.3 %
                                          -------------  -------------  ------------       -------------  ------------
        Income before income taxes                 551          4,788       (88.5) %               0.5 %         3.7 %

Income taxes  *                                    209          1,628       (87.2) %              37.9 %        34.0 %
                                          -------------  -------------  ------------       -------------  ------------
        Net income                     $           342          3,160       (89.2) %               0.3 %         2.4 %
                                          =============  =============  ============       =============  ============

Net income per share                             $0.03          $0.27       (88.9) %
Net income per share, assuming dilution          $0.03          $0.27       (88.9) %
Dividends per share                             $0.035         $0.035         0.0  %
Average shares outstanding                      11,209         11,749        (4.6) %
Average shares outstanding, assuming dilution   11,270         11,868        (5.0) %



                                                                SIX MONTHS ENDED (UNAUDITED)
                                          --------------------------------------------------------------------------
                                                    Amounts                                     Percent of Sales
                                          ----------------------------                     ---------------------------
                                          October 29,    October 31,      % Over
                                              2000           1999         (Under)             2001          2000
                                          -------------  -------------  ------------       -------------  ------------
Net sales                              $       212,859        245,479       (13.3) %             100.0 %       100.0 %
Cost of sales                                  181,798        201,360        (9.7) %              85.4 %        82.0 %
                                          -------------  -------------  ------------       -------------  ------------
        Gross profit                            31,061         44,119       (29.6) %              14.6 %        18.0 %

Selling, general and
  administrative expenses                       27,269         31,073       (12.2) %              12.8 %        12.7 %
                                          -------------  -------------  ------------       -------------  ------------
        Income from operations                   3,792         13,046       (70.9) %               1.8 %         5.3 %

Interest expense                                 4,608          4,900        (6.0) %               2.2 %         2.0 %
Interest income                                    (22)           (33)      (33.3) %              (0.0)%        (0.0)%
Other expense (income), net                      1,316            971        35.5  %               0.6 %         0.4 %
                                          -------------  -------------  ------------       -------------  ------------
        Income (loss) before income taxes       (2,110)         7,208      (129.3) %              (1.0)%         2.9 %

Income taxes  *                                   (696)         2,451      (128.4) %              33.0 %        34.0 %
                                          -------------  -------------  ------------       -------------  ------------
        Net income (loss)              $        (1,414)         4,757      (129.7) %              (0.7)%         1.9 %
                                          =============  =============  ============       =============  ============

Net income (loss) per share                     ($0.13)         $0.40      (132.5) %
Net income (loss) per share, assuming dilution  ($0.13)         $0.39      (133.3) %
Dividends per share                              $0.07          $0.07         0.0  %
Average shares outstanding                      11,209         11,906        (5.9) %
Average shares outstanding, assuming dilution   11,209         12,044        (6.3) %


 * Percent of sales column is calculated as a % of income (loss) before income taxes.

                                   CULP, INC.
                           CONSOLIDATED BALANCE SHEETS
              OCTOBER 29, 2000, OCTOBER 31, 1999 AND APRIL 30, 2000
                                    Unaudited

                             (Amounts in Thousands)

                                                              Amounts                         Increase
                                            -------------------------------------            (Decrease)
                                                 October 29,        October 31,   -----------------------------  * April 30,
                                                    2000              1999           Dollars        Percent         2000
                                            -------------------  --------------  --------------    -----------   ----------
Current assets
       Cash and cash investments            $               744             790            (46)       (5.8)%          1,007
       Accounts receivable                               63,991          69,749         (5,758)       (8.3)%         75,223
       Inventories                                       72,967          78,234         (5,267)       (6.7)%         74,471
       Other current assets                              11,003           8,865          2,138        24.1 %         10,349
                                             -------------------  --------------  --------------    -----------   ----------
                 Total current assets                   148,705         157,638         (8,933)       (5.7)%        161,050

Restricted investments                                        0           1,085         (1,085)     (100.0)%              0
Property, plant & equipment, net                        120,023         124,318         (4,295)       (3.5)%        126,407
Goodwill                                                 49,176          50,571         (1,395)       (2.8)%         49,873
Other assets                                              5,406           5,064            342         6.8 %          5,548
                                             -------------------  --------------  --------------    -----------   ----------

                 Total assets               $           323,310         338,676        (15,366)       (4.5)%        342,878
                                             ===================  ==============  ==============    ===========   ==========



Current liabilities
       Current maturities of long-term debt $             1,678           1,678              0         0.0 %          1,678
       Accounts payable                                  30,351          38,427         (8,076)      (21.0)%         37,287
       Accrued expenses                                  22,404          22,947           (543)       (2.4)%         22,108
       Income taxes payable                                   0           1,786         (1,786)     (100.0)%              0
                                             -------------------  --------------  --------------    -----------   ----------
                 Total current liabilities               54,433          64,838        (10,405)      (16.0)%         61,073


Long-term debt                                          125,079         133,875         (8,796)       (6.6)%        135,808

Deferred income taxes                                    17,459          14,583          2,876        19.7 %         17,459
                                             -------------------  --------------  --------------    -----------   ----------
                 Total liabilities                      196,971         213,296        (16,325)       (7.7)%        214,340

Shareholders' equity                                    126,339         125,380            959         0.8 %        128,538
                                             -------------------  --------------  --------------    -----------   ----------
                 Total liabilities and
                 shareholders' equity      $            323,310         338,676        (15,366)       (4.5)%        342,878
                                             ===================  ==============  ==============    ===========   ==========

Shares outstanding                                       11,209          11,320           (111)       (1.0)%         11,209
                                             ===================  ==============  ==============    ===========   ==========


*  Derived from audited financial statements.

                                   CULP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED OCTOBER 29, 2000 AND OCTOBER 31, 1999
                                    Unaudited
                             (Amounts in Thousands)

                                                                                 SIX MONTHS ENDED
                                                                         --------------------------------
                                                                                    Amounts
                                                                          -----------------------------
                                                                           October 29,    October 31,
                                                                              2000            1999
                                                                          --------------  -------------
Cash flows from operating activities:
     Net income (loss)                                                $         (1,414)         4,757
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
           Depreciation                                                         10,043          9,516
           Amortization of intangible assets                                       798            798
           Changes in assets and liabilities:
               Accounts receivable                                              11,232            754
               Inventories                                                       1,504        (11,164)
               Other current assets                                               (654)           768
               Other assets                                                        241           (186)
               Accounts payable                                                   (859)         7,937
               Accrued expenses                                                    296          1,921
               Income taxes payable                                                  0          1,786
                                                                          --------------  -------------
                  Net cash provided by operating activities                     21,187         16,887
                                                                          --------------  -------------
Cash flows from investing activities:
     Capital expenditures                                                       (3,659)       (10,524)
     Purchases of restricted investments                                             0            (27)
     Purchase of investments to fund deferred compensation liability              (200)             0
     Sale of restricted investments                                                  0          2,282
                                                                          --------------  -------------
                  Net cash used in investing activities                         (3,859)        (8,269)
                                                                          --------------  -------------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                        0          5,333
     Principal payments on long-term debt                                      (10,729)       (11,770)
     Change in accounts payable-capital expenditures                            (6,077)         4,803
     Dividends paid                                                               (785)          (822)
     Payments to acquire common stock                                                0         (5,901)
     Proceeds from common stock issued                                               0             20
                                                                          --------------  -------------
                  Net cash used in financing activities                        (17,591)        (8,337)
                                                                          --------------  -------------

Increase (decrease) in cash and cash investments                                  (263)           281

Cash and cash investments at beginning of period                                 1,007            509
                                                                          --------------  -------------
Cash and cash investments at end of period                           $             744            790
                                                                          ==============  =============

                                            CULP, INC.
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                            (Unaudited)

(Dollars in thousands, except per share data)


                                                                Capital
                                          Common Stock        Contributed                     Total
                                   --------------------------  in Excess      Retained    Shareholders'
                                       Shares       Amount    of Par Value    Earnings        Equity
-------------------------------------------------------------------------------------------------------
Balance, May 2, 1999                   12,079,171    $   604        37,966        88,756       127,326
    Cash dividends ($0.14 per share)                                              (1,611)       (1,611)
    Net income                                                                     9,380         9,380
    Common stock issued in connection
       with stock option plans             13,813          1            78                          79
    Common stock purchased               (884,264)       (45)       (2,778)       (3,813)       (6,636)
-------------------------------------------------------------------------------------------------------
Balance, April 30, 2000                11,208,720        560        35,266        92,712       128,538
    Cash dividends ($0.07 per share)                                                (785)         (785)
    Net loss                                                                      (1,414)       (1,414)
-------------------------------------------------------------------------------------------------------
Balance, October 29, 2000              11,208,720    $   560        35,266        90,513       126,339
=======================================================================================================

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

================================================================================

2.  Accounts Receivable

      A summary of accounts receivable follows (dollars in thousands):

--------------------------------------------------------------------------------

                                              October 29, 2000    April 30, 2000
--------------------------------------------------------------------------------

Customers                                     $        66,884     $      77,981
Allowance for doubtful accounts                        (1,500)           (1,477)
Reserve for returns and allowances                     (1,393)           (1,281)
--------------------------------------------------------------------------------
                                              $        63,991     $      75,223
================================================================================

3.  Inventories

     Inventories are carried at the lower of cost or market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

      A summary of inventories follows (dollars in thousands):

--------------------------------------------------------------------------------

                                             October 29, 2000     April 30, 2000
--------------------------------------------------------------------------------

Raw materials                                 $       43,866      $      46,946
Work-in-process                                        6,865              6,379
Finished goods                                        29,415             26,998
--------------------------------------------------------------------------------

Total inventories valued at FIFO cost                 80,146             80,323
Adjustments of certain inventories to the
    LIFO cost method                                    (893)              (893)
Adjustments of certain inventories to market          (6,286)            (4,959)
--------------------------------------------------------------------------------
                                              $       72,967      $      74,471
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

5.  Accounts Payable

      A summary of accounts payable follows (dollars in thousands):
--------------------------------------------------------------------------------

                                              October 29, 2000    April 30, 2000
--------------------------------------------------------------------------------

Accounts payable-trade                        $        25,620     $      26,479
Accounts payable-capital expenditures                   4,731            10,808
--------------------------------------------------------------------------------
                                              $        30,351     $      37,287
================================================================================

6.  Accrued Expenses

      A summary of accrued expenses follows (dollars in thousands):
--------------------------------------------------------------------------------

                                              October 29, 2000    April 30, 2000
--------------------------------------------------------------------------------

Compensation and benefits                     $        14,128     $      14,748
Other                                                   8,276             7,360
--------------------------------------------------------------------------------
                                              $        22,404     $      22,108
================================================================================

7.  Long-Term Debt

      A summary of long-term debt follows (dollars in thousands):
--------------------------------------------------------------------------------

                                              October 29, 2000    April 30, 2000
--------------------------------------------------------------------------------

Senior unsecured notes                        $         75,000    $      75,000
Industrial revenue bonds and other obligations          32,401           32,452
Revolving credit facility                               16,000           25,000
Obligations to sellers                                   3,356            5,034
--------------------------------------------------------------------------------
                                                       126,757          137,486
Less current maturities                                 (1,678)          (1,678)
--------------------------------------------------------------------------------
                                              $        125,079    $     135,808
================================================================================


     The senior unsecured notes have a fixed coupon rate of 6.76% and an average remaining term of 8 years. The principal payments become due from March 2006 to March 2010 with interest payable semi-annually.

     The company's revolving credit agreement (the "Credit Agreement") provides an unsecured multi-currency revolving credit facility, which expires in April 2002, with a syndicate of banks in the United States. The Credit Agreement provides for a revolving loan commitment of $88,000,000. The agreement requires payment of a quarterly facility fee in advance. In July 2000, the company amended the Credit Agreement to amend certain covenants. Additionally, the amendment increased the interest rate from LIBOR plus 0.80% to 0.90% to LIBOR plus 1.10% to 1.60%. The specified pricing matrix will be in effect for the remainder of fiscal 2001 and is based on the company's debt to EBITDA ratio, as defined by the agreement. On borrowings outstanding at October 29, 2000, the interest rate was 8.12% (LIBOR plus 1.50%).

     The company's $6,000,000 revolving line of credit expires on November 30, 2001. However, the line of credit will automatically be extended for an additional three-month period on each February 28, May 31, August 31 and November 30 unless the bank notifies the company that the line of credit will not be extended. At October 29, 2000, no borrowings were outstanding under the revolving line of credit.

     The industrial revenue bonds (IRBs) are generally due in balloon maturities which occur at various dates from 2006 to 2013. The IRBs are collateralized by letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder.

     The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At October 29, 2000, the company was in compliance with these financial covenants.

     At October 29, 2000, the company had two interest rate swap agreements with a bank in order to reduce its exposure to floating interest rates on a portion of its variable rate borrowings. The following table summarizes certain data regarding the interest rate swaps:

       notional amount        interest rate       expiration date
       $  5,000,000                   6.9%            June 2002
       $  5,000,000                   6.6%            July 2002

     The company could terminate these agreements as of October 29, 2000 and receive approximately $30,000. Net amounts received/paid under interest rate swap agreements decreased interest expense by approximately $14,000 for the six months of fiscal 2001 and increased interest expense by approximately $171,000 for the six months of fiscal 2000. Management believes the risk of incurring losses resulting from the inability of the bank to fulfill its obligation under the interest rate swap agreements to be remote and that any losses incurred would be immaterial.

8. Cash Flow Information

     Payments for interest and income taxes during the period were (dollars in thousands):

--------------------------------------------------------------------------------
                                                      2001                2000
--------------------------------------------------------------------------------

Interest                                            $ 4,625          $    5,197
Income taxes, net of $29 and $1,781 in refunds
     in 2001 and 2000, respectively                      69                  59

================================================================================


9. Foreign Exchange Forward Contracts

     The company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firm commitments to purchase certain machinery and equipment and raw materials. The company had approximately $1,647,000 of outstanding foreign exchange forward contracts as of October 29, 2000.


10. Net Income (Loss) Per Share

     The following tables reconcile the numerators and denominators of net income (loss) per share and net income (loss) per share, assuming dilution for the three and six months ended October 29, 2000 and October 31, 1999:


                                                              THREE MONTHS ENDED
                          -------------------------------------------------------------------------------------------------
                                               October 29, 2000                               October 31, 1999
                          --------------------------------------------------      -----------------------------------------
 (Amounts in thousands,           Income            Shares            Per Share     Income        Shares        Per Share
except per share data)         (Numerator)      (Denominator)          Amount    (Numerator)   (Denominator)     Amount
                             ---------------     --------------  -------------  ------------   -------------  ------------
Net income per share                $342             11,209           $0.03         $3,160         11,749         $0.27
                                                                 =============                               ============

Effect of dilutive
    securities:
       Options                         -                 61                              -            119
                             ---------------     --------------                 ------------   -------------

Net income per
     share, assuming dilution       $342             11,270           $0.03         $3,160         11,868         $0.27
                             ===============     ==============  ============= ============   =============  ============





                                                               SIX MONTHS ENDED
                              ----------------------------------------------------------------------------------------------
                                              October 29, 2000                                 October 31, 1999
                              ----------------------------------------------     -------------------------------------------

(Amounts in thousands,           (Loss)           Shares         Per Share          Income          Shares       Per Share
except per share data)         (Numerator)     (Denominator)      Amount          (Numerator)    (Denominator)    Amount
                              --------------   -------------   -------------   -------------   --------------  -----------

Net income (loss) per share     ($1,414)            11,209          ($0.13)         $4,757           11,906        $0.40
                                                               =============                                   ===========

Effect of dilutive
    securities:
       Options                       -                  -                                -              138
                             ---------------   -------------                   -------------   --------------

Net income (loss) per
     share, assuming
     dilution                    ($1,414)           11,209          ($0.13)         $4,757           12,044       $0.39
                             ===============   =============   =============   =============   ==============  ===========


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

     Sales and gross profit for the company's operating segments for the three months ended October 29, 2000 and October 31, 1999 are as follows:

(dollars in thousands):
--------------------------------------------------------------------------------

                                  October 29, 2000    October 31, 1999
--------------------------------------------------------------------------------

Net sales
     Upholstery Fabrics           $      82,999       $    103,038
     Mattress Ticking                    27,982             26,504
--------------------------------------------------------------------------------
                                  $     110,981       $    129,542

================================================================================

Gross Profit
     Upholstery Fabrics           $      9,355        $      17,165
     Mattress Ticking                    7,532                6,542
--------------------------------------------------------------------------------
                                  $     16,887        $      23,707

================================================================================

     Sales and gross profit for the company's operating segments for the six months ended October 29, 2000 and October 31, 1999 are as follows:

(dollars in thousands):
--------------------------------------------------------------------------------

                                 October 29, 2000             October 31, 1999
--------------------------------------------------------------------------------

Net sales
     Upholstery Fabrics          $    157,925                   $    193,892
     Mattress Ticking                  54,934                         51,587
--------------------------------------------------------------------------------
                                 $    212,859                   $    245,479

================================================================================

Gross Profit
     Upholstery Fabrics          $     17,268                   $      31,607
     Mattress Ticking                  13,793                          12,512
--------------------------------------------------------------------------------
                                 $     31,061                   $      44,119

================================================================================


     Inventories for the company's operating segments as of October 29, 2000 and October 31, 1999 are as follows:

(dollars in thousands):
--------------------------------------------------------------------------------

                                 October 29, 2000             October 31, 1999
--------------------------------------------------------------------------------

Inventories
     Upholstery Fabrics         $     57,042                    $      63,555
     Mattress Ticking                 15,925                           14,679
--------------------------------------------------------------------------------
                                $     72,967                    $      78,234

================================================================================

                                  CULP, INC.
                            SALES BY SEGMENT/DIVISION
 FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 29, 2000 AND OCTOBER 31, 1999

                           (Amounts in thousands)

                                                       THREE MONTHS ENDED (UNAUDITED)
                                    ---------------------------------------------------------------------
                                            Amounts
                                    ------------------------                    Percent of Total Sales
                                     October 29,  October 31,     % Over       --------------------------
Segment/Division                       2000         1999          (Under)         2001          2000
---------------------------------   -----------  -----------   --------------  -----------   ------------
Upholstery Fabrics
    Culp Decorative Fabrics      $      46,792       56,897      (17.8) %        42.2 %        43.9 %
    Culp Velvets/Prints                 32,073       41,783      (23.2) %        28.9 %        32.3 %
    Culp Yarn                            4,134        4,358       (5.1) %         3.7 %         3.4 %
                                    -----------  -----------   --------------  -----------   ------------
                                        82,999      103,038      (19.4) %        74.8 %        79.5 %

Mattress Ticking
    Culp Home Fashions                  27,982       26,504        5.6  %        25.2 %        20.5 %
                                    -----------  -----------   --------------  -----------   ------------
                               * $     110,981      129,542      (14.3) %       100.0 %       100.0 %
                                    ===========  ===========   ==============  ===========   ============


                                                        SIX MONTHS ENDED (UNAUDITED)
                                    ---------------------------------------------------------------------
                                            Amounts
                                    ------------------------                    Percent of Total Sales
                                     October 29,  October 31,      % Over      --------------------------
 Segment/Division                       2000         1999          (Under)        2001          2000
---------------------------------   -----------  -----------   --------------  -----------   ------------
Upholstery Fabrics
    Culp Decorative Fabrics      $      88,325      107,413      (17.8) %        41.5 %        43.8 %
    Culp Velvets/Prints                 62,147       77,992      (20.3) %        29.2 %        31.8 %
    Culp Yarn                            7,453        8,487      (12.2) %         3.5 %         3.5 %
                                    -----------  -----------   --------------  -----------   ------------
                                       157,925      193,892      (18.6) %        74.2 %        79.0 %

Mattress Ticking
    Culp Home Fashions                  54,934       51,587        6.5  %        25.8 %        21.0 %
                                    -----------  -----------   --------------  -----------   ------------
                               * $     212,859      245,479      (13.3) %       100.0 %       100.0 %
                                    ===========  ===========   ==============  ===========   ============


* U.S. sales were $87,022 and $97,216 for the second quarter of fiscal 2001 and fiscal 2000, respectively; and $169,312 and $189,340 for the six months of fiscal 2001 and fiscal 2000, respectively. The percentage decrease in U.S. sales was 10.5% for the second quarter and a decrease of 10.6% for the six months.


                                   CULP, INC.
                     INTERNATIONAL SALES BY GEOGRAPHIC AREA
 FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 29, 2000 AND OCTOBER 31, 1999

                             (Amounts in thousands)

                                                         THREE MONTHS ENDED (UNAUDITED)
                                    --------------------------------------------------------------------------
                                              Amounts
                                    -----------------------------                   Percent of Total Sales
                                     October 29,    October 31,      % Over       ----------------------------
       Geographic Area                  2000            1999         (Under)          2001            2000
-------------------------------     --------------  -------------  ------------   -------------    -----------
North America (Excluding USA)  $            9,556          9,912      (3.6) %           39.9 %         30.7 %
Europe                                      1,807          6,069     (70.2) %            7.5 %         18.8 %
Middle East                                 5,489          8,960     (38.7) %           22.9 %         27.7 %
Far East & Asia                             5,590          5,357       4.3  %           23.3 %         16.6 %
South America                                 279            630     (55.7) %            1.2 %          1.9 %
All other areas                             1,238          1,398     (11.4) %            5.2 %          4.3 %
                                    --------------  -------------  ------------   -------------    -----------
                               $           23,959         32,326     (25.9) %          100.0 %        100.0 %
                                    ==============  =============  ============   =============    ===========


                                                          SIX MONTHS ENDED (UNAUDITED)
                                    --------------------------------------------------------------------------
                                              Amounts
                                    -----------------------------                   Percent of Total Sales
                                     October 29,    October 31,      % Over       ----------------------------
       Geographic Area                  2000            1999         (Under)        2001            2000
-------------------------------     --------------  -------------  ------------   -------------    -----------
North America (Excluding USA)  $           17,951         17,588       2.1  %           41.2 %         31.3 %
Europe                                      3,259          8,998     (63.8) %            7.5 %         16.0 %
Middle East                                10,532         15,952     (34.0) %           24.2 %         28.4 %
Far East & Asia                             8,826          9,666      (8.7) %           20.3 %         17.2 %
South America                                 585          1,250     (53.2) %            1.3 %          2.2 %
All other areas                             2,394          2,685     (10.8) %            5.5 %          4.8 %
                                    --------------  -------------  ------------   -------------    -----------
                               $           43,547         56,139     (22.4) %          100.0 %        100.0 %
                                    ==============  =============  ============   =============    ===========


International  sales,  and the  percentage of total sales,  for each of the last five fiscal years  follows:  fiscal  1996-$77,397  (22%);  fiscal  1997-$101,571
(25%);  fiscal  1998-$137,223  (29%);  fiscal  1999-$113,354  (23%);  and fiscal
2000-$111,104  (23%).  International  sales for the second  quarter  represented
21.6%  and 25.0% for 2001 and  2000,  respectively.  Year-to-date  international
sales   represented   20.5%  and  22.9%  of  total  sales  for  2001  and  2000, respectively.

Item 2.


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

Three and Six Months ended October 29, 2000 compared with Three and Six Months ended October 31, 1999

     Net Sales. Net sales for the second quarter of fiscal 2001 decreased by 14.3% to $111.0 million. Sales of upholstery fabrics decreased 19.4% to $83.0 million, and sales of mattress ticking increased 5.6% to $28.0 million. Net sales for the first six months of fiscal 2001 decreased by $32.6 million, or 13.3%, compared with the year-earlier period. The company's sales of upholstery fabrics decreased $36.0 million, or 18.6%, for the first six months compared with the prior year. Conversely, the company's sales of mattress ticking increased $3.4 million, or 6.5%, for the first six months compared with the prior year. International sales were down 25.9% and 22.4% for the quarter and six months, respectively. The company had expected that results for the second quarter would be down from the year-earlier period but would represent an improvement compared with the first quarter which included sales of $101.9 million and a loss of $1.8 million. Key factors influencing the year-to-year comparisons for the second quarter were continued weakness in consumer spending on home furnishings, especially in the promotional price category, and further increases in the relative strength of the dollar, which has significantly affected Culp's sales to customers outside the United States. The decline in sales of upholstery fabrics was offset in part from increased sales by Culp Home Fashions (primarily mattress ticking). Culp's growth in mattress ticking continues to be driven by the introduction of new designs and fabric constructions as well as the advantages of the company's vertical integration.

Sales in the company's third fiscal quarter are typically lower than in the second period due to holidays and scheduled, seasonal plant shutdowns. Based on that historical pattern and current trends, the company believes that it may report a modest loss in the third quarter. At this time, the company expects to close the year on a profitable note in the final quarter, but is uncertain whether the expected improvement in the fourth period will result in a profit for the year as a whole. The trend in results over the remainder of this fiscal year will be determined by a number of factors including the overall trend in consumer spending on home furnishings and the fluctuation of the dollar relative to other currencies.

Gross Profit and Cost of Sales. Gross profit declined 28.8% for the second quarter versus a year ago and decreased as a percentage of net sales from 18.3% to 15.2%. For the first six months, gross profit decreased 29.6% to $31.1 million and decreased as a percentage of net sales from 18.0% to 14.6%. The decline was due principally to lower sales volume for the period which led to unfavorable cost variances in the company's upholstery fabrics operation. The company has taken steps to lower expenses by consolidating certain operations and reducing personnel, but these actions were not sufficient to offset the impact of the significantly lower sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the second quarter decreased as a percentage of sales from 12.4% to 12.2%. For the first six months, these expenses increased slightly as a percentage of sales to 12.8% versus 12.7% for the prior year. The dollar amount of these expenses declined 15.9% and 12.2% for the quarter and six months, respectively, reflecting the company's actions to reduce expenses and the fact that a portion of these expenses is variable based on the level of sales. The company did incur severance costs during the second quarter in connection with the actions taken to reduce selling and administrative expenses.

Interest Expense. Interest expense of $2.3 million and $4.6 million for the second quarter and first six months, respectively, was down $0.2 million and $0.3 million, respectively, from a year ago due to slightly lower average borrowings.

Other Expense. Other expense increased to $0.6 million and $1.3 million for the second quarter and first six months of 2001, respectively, versus $0.4 million and $1.0 million, respectively, for the year-earlier periods. These increases were principally due to lower investment income on assets related to the nonqualified deferred compensation plan.

Income Taxes. The effective tax rate for the first six months of fiscal 2001 was 33.0%, down slightly from 34.0% for the year-earlier period.

Net Income (Loss) Per Share. Net income per share for the second quarter of fiscal 2001 totaled $0.03 per share diluted (based on 11,270,000 average shares outstanding during the period) compared with $0.27 per share diluted (based on 11,868,000 average shares outstanding during the period) a year ago. For the first half, the company reported a net loss of ($0.13) per share diluted (based on 11,209,000 average shares outstanding during the period) compared with net income of $0.39 per share diluted (based on 12,044,000 average shares outstanding during the period) in the prior year.

Liquidity and Capital Resources

Liquidity. Cash and cash investments were $0.7 million as of October 29, 2000, compared with $0.8 million at October 31, 1999, and $1.0 million at the end of fiscal 2000. Funded debt (long-term debt, including current maturities, less restricted investments) was $126.8 million at October 29, 2000, compared with $134.5 million at October 31, 1999 and $137.5 million at April 30, 2000. As a percentage of total capital (funded debt plus total stockholders' equity), the company's borrowings amounted to 50.1% at October 29, 2000, compared with 51.7% at October 31, 1999 and April 30, 2000. The company's working capital as of October 29, 2000 was $94.3 million, compared with $92.8 million as of October 31, 1999, and $100.0 million at the close of fiscal 2000.

The company's cash flow from operations was $21.2 million for the first six months of fiscal 2001, consisting of $9.4 million from earnings (net loss plus depreciation and amortization) plus $11.8 million from the decrease in working capital. The decrease in working capital was primarily due to a $11.2 million decrease in accounts receivable and a $1.5 million decrease in inventories offset by a $0.9 million decrease in accounts payable and a $0.7 million increase in other current assets.

In separate authorizations in June 1998, March 1999, September 1999 and December 1999, the board of directors of the company authorized the use of a total of $20.0 million to repurchase the company's common stock. Over the past two fiscal years, the company has invested $12.2 million to repurchase a total of 1.8 million shares. No purchases were made during the first six months of fiscal 2001 under these authorizations.

Financing Arrangements. Culp has outstanding $75 million of senior unsecured notes with a fixed coupon rate of 6.76% and an average remaining term of eight years.

Culp has an $88 million syndicated, unsecured, multi-currency revolving credit facility. The facility, which expires in April 2002, requires quarterly payments of interest on all outstanding borrowings and a quarterly facility fee paid in advance. In July 2000, the company amended the credit facility to amend certain covenants. The amendment also increased the interest rate from LIBOR plus 0.80% to 0.90% to LIBOR plus 1.10% to 1.60%. The specified pricing matrix will be in effect for the remainder of fiscal 2001 and is based on the company's debt to EBITDA ratio, as defined by the facility. As of October 29, 2000, the company had outstanding balances of $16 million under the credit facility.

The company also has a total of $32.4 million in currently outstanding industrial revenue bonds ("IRBs") which have been used to finance capital expenditures. The IRBs are collateralized by letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder.

The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. As of October 29, 2000, the company was in compliance with these financial covenants.

As of October 29, 2000, the company had two interest rate swap agreements to reduce its exposure to floating interest rates on a $10 million notional amount. The effect of these contracts is to "fix" the interest rate payable on $10 million of the company's variable rate borrowings at a weighted average rate of 6.8%. The company also enters into foreign exchange forward and option contracts to hedge against currency fluctuations with respect to firm commitments to purchase
certain   machinery,   equipment  and  raw  materials.   The  company  had
approximately $1.6 million of outstanding foreign exchange forward contracts as of October 29, 2000.

Capital Expenditures. The company maintains an ongoing program of capital expenditures designed to increase capacity as needed, enhance manufacturing efficiencies through modernization and increase the company's vertical integration. Capital expenditures for the first six months of fiscal 2001 totaled $3.7 million compared with $10.5 million in the year-earlier period. The company plans for total capital spending for fiscal 2001 to be approximately $16 million.

The company believes that cash flows from operations and funds available under existing credit facilities will be sufficient to fund capital expenditures and working capital requirements for the foreseeable future.

Inflation

The cost of certain of the company's raw materials, principally fibers from petroleum derivates, has increased somewhat; but overall operating expenses are remaining generally stable. Factors that reasonably can be expected to influence margins in the future include changes in raw material prices, trends in other operating costs and overall competitive conditions.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company has not experienced any significant changes in market risk since October 29, 2000.

The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin under the company's revolving credit agreement and variable rate debt in connection with the industrial revenue bonds. To lower or limit overall borrowing costs, the company enters into interest rate swap agreements to modify the interest characteristics of portions of its outstanding debt. The agreements entitle the company to receive or pay to the counterparty (a major bank), on a quarterly basis, the amounts, if any, by which the company's interest payments covered by swap agreements differ from those of the counterparty. These amounts are recorded as adjustments to interest expense. The fair value of the swap agreements and changes in fair value resulting from changes in market interest rates are not recognized in the consolidated financial statements. The annual impact on the company's results of operations of a 100 basis point interest rate increase on the October 29, 2000 outstanding balance of the variable rate debt would be approximately $470,000 irrespective of any swaps associated with this debt.

The company's exposure to fluctuations in foreign currency exchange rates is due primarily to a foreign subsidiary domiciled in Canada and purchases of certain machinery, equipment and raw materials in foreign currencies. The company's Canadian subsidiary uses the United States dollar as its functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with the Canadian subsidiary. However, the company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firm commitments to purchase certain machinery, equipment and raw materials. The Canadian subsidiary is not material to the company's consolidated results of operations; therefore, a 10% change in the exchange rate at October 29, 2000 would not have a significant impact on the company's results of operations or financial position. In addition, the company had approximately $1.6 million of outstanding foreign exchange forward contracts as of October 29, 2000. As a result, any change in exchange rates would not have a significant impact on the company's results of operations or financial position as the foreign exchange forward contracts have "fixed" the exchange rate with respect to these purchase commitments.

 Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the company was held in High Point, North Carolina on September 26, 2000. Of the 11,208,720 shares of common stock outstanding on the record date of July 24, 2000, 10,370,634 shares were present in person or by proxy.

At the Annual Meeting, shareholders voted on:

   ratifying the appointment of KPMG LLP as the independent auditors of the company for the current fiscal year, and;

   the election of three directors: Robert G. Culp, III, Patrick H. Norton, and Patrick B. Flavin to serve until the 2003 Annual Meeting, and the election of one director: H. Bruce English to serve until the 2001 Annual Meeting.

   an amendment to the company's 1993 Stock Option Plan to (i) increase the number of shares available for issuance thereunder from 809,500 to 1,159,500 and (ii) add Section 14 thereof so that options granted under the Plan shall not be subject to repricing.

A. Proposal to ratify the election of KPMG LLP as independent auditors of the company for fiscal year 2001:

        For                   10,331,461
        Against                   17,969
        Abstain                   21,204

B.       Proposal for Election of Directors:

        Robert G. Culp, III                  Patrick H. Norton
        For            9,094,663             For          9,308,591
        Withheld       1,275,971             Withheld     1,062,043

        Patrick B. Flavin                    H. Bruce English
        For            9,319,965             For          9,309,252
        Withheld       1,050,669             Withheld     1,061,382

C.     Proposal to Amend 1993 Stock Option Plan
         For           9,062,752
         Against       1,273,144
         Abstain          34,738

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

     10(qq) Fourth Amendment to Credit Agreement dated July 30, 2000, among Culp, Inc., Wachovia Bank, N.A., as agent, First Union National Bank, as documentation agent, and Wachovia Bank, N.A., First Union National Bank, and Suntrust Bank, as lenders. This amendment was filed as Exhibit 10(qq) to the Company's Form 10-Q for the quarter ended July 30, 2000, and is incorporated herein by reference.

     10(rr)     Amendments to  1993 Stock  Option  Agreement dated
                September 26, 2000.(*)

     27       Financial Data Schedule

(b)  Reports on Form 8-K:

The following reports on Form 8-K were filed during the period covered by this report:

   (1) Form 8-K dated August 22, 2000, included under Item 5, Other Events, the Company's press release for quarterly earnings and the Financial Information Release relating to certain financial information for the quarter ended July 30, 2000.


                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CULP, INC.
                                    (Registrant)


Date:   December 13, 2000       By:  s/s  Phillip W. Wilson
                                          Phillip W. Wilson
                                          Vice President and Chief Financial
                                          and Accounting Officer

                                          (Authorized to sign on behalf
                                          of the registrant and also sign-
                                          ing as principal financial officer)