Form 10-Q
period 2001-01-28
CULP INC
filed 2001-03-14
CIK 723603

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 28, 2001

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

                                YES X    NO


          Common shares outstanding at January 28, 2001:  11,211,158
                                Par Value: $.05

                          INDEX TO FORM 10-Q
                 For the period ended January 28, 2001

Part I -  Financial Statements.                                            Page
-------------------------------------------------

Item 1.    Unaudited Interim Consolidated Financial Statements:

Consolidated Statements of Income (Loss)-Three and Nine Months Ended
     January 28, 2001 and January 30, 2000                                  I-1

Consolidated  Balance  Sheets-January 28, 2001, January 30, 2000 and
     April 30, 2000                                                         I-2

Consolidated Statements of Cash Flows---Nine Months Ended January 28,2001
     and January 30, 2000                                                   I-3

Consolidated Statements of Shareholders' Equity                             I-4

Notes to Consolidated Financial Statements                                  I-5

Sales by Segment/Division                                                   I-12

International Sales by Geographic Area                                      I-13

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations                                         I-14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        I-19


Part II - Other Information
-------------------------------------

Item 6.   Exhibits and Reports on Form 8-K                                  II-1

Signature                                                                   II-8

Item 1:  Financial Statements

                                   CULP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 28, 2001 AND JANUARY 30, 2000

                (Amounts in Thousands, Except for Per Share Data)

                                                                   THREE MONTHS ENDED (UNAUDITED)
                                          -------------------------------------------------------------------------
                                                  Amounts                                    Percent of Sales
                                         ---------------------------                     --------------------------
                                         January 28,   January 30,      % Over
                                             2001          2000         (Under)            2001           2000
                                         ------------- -------------  ------------       ------------  ------------
Net sales                             $        95,880       113,181      (15.3) %            100.0 %        100.0 %
Cost of sales                                  86,047        94,712       (9.1) %             89.7 %         83.7 %
                                         ------------- -------------  ------------       ------------  ------------
        Gross profit                            9,833        18,469      (46.8) %             10.3 %         16.3 %

Selling, general and
  administrative expenses                      12,480        13,949      (10.5) %             13.0 %         12.3 %
Restructuring expense                           2,504             0      100.0  %              2.6 %          0.0 %
                                         ------------- -------------  ------------       ------------  ------------
        Income (loss) from operations          (5,151)        4,520     (214.0) %             (5.4)%          4.0 %

Interest expense                                2,222         2,366       (6.1) %              2.3 %          2.1 %
Interest income                                   (18)           (8)     125.0  %             (0.0)%         (0.0)%
Other expense (income), net                       811           229      254.1  %              0.8 %          0.2 %
                                         ------------- -------------  ------------       ------------  ------------
        Income (loss) before income taxes      (8,166)        1,933     (522.5) %             (8.5)%          1.7 %

Income taxes  *                                (2,696)          501     (638.1) %             33.0 %         25.9 %
                                         ------------- -------------  ------------       ------------  ------------

        Net income (loss)             $        (5,470)        1,432     (482.0) %             (5.7)%          1.3 %
                                         ============= =============  ============       ============  ============

Net income (loss) per share                    ($0.49)        $0.13     (476.9) %
Net income (loss) per share, assuming dilution ($0.49)        $0.13     (476.9) %
Dividends per share                            $0.035        $0.035        0.0  %
Average shares outstanding                     11,211        11,296       (0.8) %
Average shares outstanding, assuming dilution  11,211        11,389       (1.6) %



                                                                     NINE MONTHS ENDED (UNAUDITED)
                                         -------------------------------------------------------------------------
                                                  Amounts                                    Percent of Sales
                                         ---------------------------                     --------------------------
                                         January 28,   January 30,      % Over
                                             2001          2000         (Under)            2001           2000
                                         ------------- -------------  ------------       ------------  ------------

Net sales                             $       308,739       358,660      (13.9) %            100.0 %        100.0 %
Cost of sales                                 267,845       296,072       (9.5) %             86.8 %         82.5 %
                                         ------------- -------------  ------------       ------------  ------------
        Gross profit                           4O,894        62,588      (34.7) %             13.2 %         17.5 %

Selling, general and
  administrative expenses                      39,749        45,022      (11.7) %             12.9 %         12.6 %
Restructuring expense                           2,504             0      100.0  %              0.8 %          0.0 %
                                         ------------- -------------  ------------       ------------  ------------
        Income (loss) from operations          (1,359)       17,566     (107.7) %             (0.4)%          4.9 %

Interest expense                                6,830         7,266       (6.0) %              2.2 %          2.0 %
Interest income                                   (40)          (41)      (2.4) %             (0.0)%         (0.0)%
Other expense (income), net                     2,127         1,200       77.3  %              0.7 %          0.3 %
                                         ------------- -------------  ------------       ------------  ------------
        Income (loss) before income taxes     (10,276)        9,141     (212.4) %             (3.3)%          2.5 %

Income taxes  *                                (3,392)        2,952     (214.9) %             33.0 %         32.3 %
                                         ------------- -------------  ------------       ------------  ------------

        Net income (loss)             $        (6,884)        6,189     (211.2) %             (2.2)%          1.7 %
                                         ============= =============  ============       ============  ============

Net income (loss) per share                    ($0.61)        $0.53     (215.1) %
Net income (loss) per share, assuming dilution ($0.61)        $0.52     (217.3) %
Dividends per share                            $0.105        $0.105        0.0  %
Average shares outstanding                     11,209        11,703       (4.2) %
Average shares outstanding, assuming dilution  11,209        11,816       (5.1) %

 * Percent of sales column is calculated as a % of income (loss) before income taxes.

                                   CULP, INC.
                           CONSOLIDATED BALANCE SHEETS
              JANUARY 28, 2001, JANUARY 30, 2000 AND APRIL 30, 2000
                                    Unaudited
                             (Amounts in Thousands)

                                                           Amounts                          Increase
                                             -----------------------------------           (Decrease)               (1)(2)
                                                January 28,      (2)January 30,    -----------------------------    April 30,
                                                    2001              2000           Dollars        Percent          2000
                                             -------------------  --------------  --------------    -----------   ----------
Current assets
       Cash and cash investments            $               292             568           (276)      (48.6) %         1,007
       Accounts receivable                               54,474          65,788        (11,314)      (17.2) %        75,223
       Inventories                                       67,156          80,874        (13,718)      (17.0) %        74,471
       Other current assets                              13,706           9,016          4,690        52.0  %        10,349
                                             -------------------  --------------  --------------    -----------   ----------
                 Total current assets                   135,628         156,246        (20,618)      (13.2) %       161,050

Restricted investments                                        0           1,047         (1,047)     (100.0) %             0
Property, plant & equipment, net                        116,207         123,303         (7,096)       (5.8) %       126,407
Goodwill                                                 48,827          50,222         (1,395)       (2.8) %        49,873
Other assets                                              2,256           6,490         (4,234)      (65.2) %         6,650
                                             -------------------  --------------  --------------    -----------   ----------

                 Total assets               $           302,918         337,308        (34,390)      (10.2) %       343,980
                                             ===================  ==============  ==============    ===========   ==========



Current liabilities
       Current maturities of long-term debt $             2,159           1,678            481        28.7  %         1,678
       Accounts payable                                  27,084          35,347         (8,263)      (23.4) %        37,287
       Accrued expenses                                  15,417          20,878         (5,461)      (26.2) %        22,108
       Income taxes payable                                   0             903           (903)     (100.0) %             0
                                             -------------------  --------------  --------------    -----------   ----------
                 Total current liabilities               44,660          58,806        (14,146)      (24.1) %        61,073

Long-term debt                                          119,213         137,052        (17,839)      (13.0) %       135,808

Deferred income taxes                                    17,459          14,583          2,876        19.7  %        17,459
                                             -------------------  --------------  --------------    -----------   ----------
                 Total liabilities                      181,332         210,441        (29,109)      (13.8) %       214,340

Shareholders' equity                                    121,586         126,867         (5,281)       (4.2) %       129,640
                                             -------------------  --------------  --------------    -----------   ----------

                 Total liabilities and
                 shareholders' equity      $            302,918         337,308        (34,390)      (10.2) %       343,980
                                             ===================  ==============  ==============    ===========   ==========

Shares outstanding                                       11,211          11,216             (5)       (0.0) %        11,209
                                             ===================  ==============  ==============    ===========   ==========


(1) Derived from audited financial statements.
(2) As restated (see note 13 to the consolidated financial statements)

                                   CULP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED JANUARY 28, 2001 AND JANUARY 30, 2000
                                    Unaudited
                             (Amounts in Thousands)

                                                                       NINE MONTHS ENDED
                                                                  -----------------------------
                                                                            Amounts
                                                                  -----------------------------
                                                                   January 28,    January 30,
                                                                      2001            2000
                                                                  --------------  -------------
Cash flows from operating activities:
    Net income (loss)                                            $      (6,884)         6,189
       Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
           Depreciation                                                  14,781         14,481
           Amortization of intangible assets                              1,196          1,197
           Amortization of deferred compensation                            303            180
           Restructuring expense                                          2,504              0
           Changes in assets and liabilities:
               Accounts receivable                                       20,749          4,715
               Inventories                                                7,315        (13,804)
               Other current assets                                      (3,357)           617
               Other assets                                                 226           (560)
               Accounts payable                                          (4,536)         4,619
               Accrued expenses                                          (8,076)          (328)
               Income taxes payable                                           0            903
                                                                  --------------  -------------
                  Net cash provided by operating activities              24,221         18,209
                                                                  --------------  -------------
Cash flows from investing activities:
     Capital expenditures                                                (6,532)       (14,474)
     Purchases of restricted investments                                      0            (35)
     Sale of investments related to deferred compensation plan            4,547              0
     Sale of restricted investments                                           0          2,328
                                                                  --------------  -------------
                  Net cash used in investing activities                  (1,985)       (12,181)
                                                                  --------------  -------------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                               564          8,510
     Principal payments on long-term debt                               (16,678)       (11,770)
     Change in accounts payable-capital expenditures                     (5,667)         5,041
     Dividends paid                                                      (1,177)        (1,218)
     Payments to acquire common stock                                         0         (6,552)
     Proceeds from common stock issued                                        7             20
                                                                  --------------  -------------
                  Net cash used in financing activities                 (22,951)        (5,969)
                                                                  --------------  -------------

Increase (decrease) in cash and cash investments                           (715)            59

Cash and cash investments at beginning of period                          1,007            509
                                                                  --------------  -------------

Cash and cash investments at end of period                       $          292            568
                                                                  ==============  =============

                                   CULP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

        (Dollars in thousands, except share and per share data)

                                                                                     Capital
                                                        Common Stock               Contributed                     Total
                                                   --------------------------       in Excess      Retained     Shareholders'
                                                     Shares          Amount        of Par Value    Earnings        Equity
        -------------------------------------------------------------------------------------------------------------------
        Balance, May 2, 1999 (1)                   12,079,171     $    604    $     37,966     $   89,858     $    128,428
            Cash dividends ($0.14 per share)                                                       (1,611)          (1,611)
            Net income                                                                              9,380            9,380
            Common stock issued in connection
               with stock option plans                 13,813            1              78                              79
            Common stock purchased                   (884,264)         (45)         (2,778)        (3,813)          (6,636)
        -------------------------------------------------------------------------------------------------------------------
        Balance, April 30, 2000 (1)                11,208,720          560          35,266         93,814          129,640
            Cash dividends ($0.105 per share)                                                      (1,177)          (1,177)
            Net loss                                                                               (6,884)          (6,884)
            Common stock issued in connection
               with stock option plans                  2,438            1               6                               7
        -------------------------------------------------------------------------------------------------------------------
        Balance, January 28, 2001                  11,211,158     $    561    $     35,272     $   85,753     $    121,586
        ===================================================================================================================


(1) As restated (see note 13 to the consolidated financial statements)

                                             Culp, Inc.
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            (unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiary include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. During the quarter, a $3.2 million non-cash restructuring charge was recorded (see note 12 to the financial statements). All other adjustments are of a normal recurring nature except as disclosed in note 13 to the financial statements. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company's annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended April 30, 2000.
================================================================================

================================================================================

2.  Accounts Receivable

      A summary of accounts receivable follows (dollars in thousands):

--------------------------------------------------------------------------------

                                             January 28, 2001    April 30, 2000
--------------------------------------------------------------------------------

Customers                                    $   57,109            $   77,981
Allowance for doubtful accounts                  (1,501)               (1,477)
Reserve for returns and allowances               (1,134)               (1,281)
--------------------------------------------------------------------------------

                                             $   54,474            $   75,223
================================================================================

3.  Inventories

     Inventories are carried at the lower of cost or market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

    A summary of inventories follows (dollars in thousands):

--------------------------------------------------------------------------------

                                             January 28, 2001    April 30, 2000
--------------------------------------------------------------------------------

Raw materials                                $   35,953          $   43,661
Work-in-process                                   5,056               5,970
Finished goods                                   27,040              25,733
--------------------------------------------------------------------------------

Total inventories valued at FIFO cost            68,049              75,364
Adjustments of certain inventories to the
    LIFO cost method                               (893)               (893)
--------------------------------------------------------------------------------

                                             $   67,156          $   74,471
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

5.   Accounts Payable

    A summary of accounts payable follows (dollars in thousands):
--------------------------------------------------------------------------------

                                           January 28, 2001      April 30, 2000
--------------------------------------------------------------------------------

Accounts payable-trade                     $      21,943        $    26,479
Accounts payable-capital expenditures              5,141             10,808
--------------------------------------------------------------------------------

                                           $      27,084        $    37,287
================================================================================

6.  Accrued Expenses

    A summary of accrued expenses follows (dollars in thousands):
--------------------------------------------------------------------------------

                                           January 28, 2001      April 30, 2000
--------------------------------------------------------------------------------

Compensation and benefits                  $     6,513           $   14,748
Other                                            8,904                7,360
--------------------------------------------------------------------------------

                                           $    15,417           $   22,108
================================================================================

7.  Long-Term Debt

    A summary of long-term debt follows (dollars in thousands):
--------------------------------------------------------------------------------

                                           January 28, 2001      April 30, 2000
--------------------------------------------------------------------------------

Senior unsecured notes                     $    75,000           $   75,000
Industrial revenue bonds and other
    obligations                                 33,016               32,452
Revolving credit facility                       10,000               25,000
Obligations to sellers                           3,356                5,034
--------------------------------------------------------------------------------
                                               121,372              137,486
Less current maturities                         (2,159)              (1,678)
--------------------------------------------------------------------------------

                                           $   119,213           $  135,808
================================================================================


     The senior unsecured notes have a fixed coupon rate of 6.76% and an average remaining term of 8 years. The principal payments become due from March 2006 to March 2010 with interest payable semi-annually.

     The company's revolving credit agreement (the "Credit Agreement") provides a multi-currency revolving credit facility, which expires in April 2002, with a syndicate of banks in the United States. The Credit Agreement provides for a revolving loan commitment of $25,000,000. The agreement requires payment of a quarterly facility fee. In January 2001, the company amended the Credit Agreement to amend certain covenants. Additionally, the amendment increased the interest rate from LIBOR plus 1.10% to 1.60% to LIBOR plus 2.50% to 4.25%. The specified pricing matrix is based on the company's debt to EBITDA ratio, as defined by the agreement. The amended agreement also limits capital expenditures and restricts dividends and common stock repurchases. On borrowings outstanding at January 28, 2001, the interest rate was 9.74% (LIBOR plus 4.00%).

     The company's $6,000,000 revolving line of credit expires on February 28, 2002. However, the line of credit will automatically be extended for an additional three-month period on each May 31, August 31, November 30 and February 28 unless the bank notifies the company that the line of credit will not be extended. At January 28, 2001, no borrowings were outstanding under the revolving line of credit.

     The industrial revenue bonds (IRBs) are generally due in balloon maturities which occur at various dates from 2006 to 2013. The IRBs are collateralized by letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder. The January 2001 amendment to the Credit Agreement also increased the letter of credit fees to a range from 2.50% to 4.25%, based on the company's debt to EBITDA ratio. The letter of credit fee percentage as of January 28, 2001 was 4.00%.

     The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At January 28, 2001, the company was in compliance with these amended financial covenants.

     At January 28, 2001, the company had two interest rate swap agreements with a bank in order to reduce its exposure to floating interest rates on a portion of its variable rate borrowings. The following table summarizes certain data regarding the interest rate swaps:

               notional amount      interest rate      expiration date
               -------------------------------------------------------
               $  5,000,000             6.9%              June 2002
               $  5,000,000             6.6%              July 2002

     The estimated amount at which the company could terminate these agreements as of January 28, 2001 is approximately $140,000. Net amounts received/paid under interest rate swap agreements decreased interest expense by approximately $26,000 for the nine months of fiscal 2001 and increased interest expense by approximately $216,000 for the nine months of fiscal 2000. Management believes the risk of incurring losses resulting from the inability of the bank to fulfill its obligation under the interest rate swap agreements to be remote and that any losses incurred would be immaterial.


8. Cash Flow Information

     Payments for interest and income taxes during the period were (dollars in thousands):

--------------------------------------------------------------------------------

                                                          2001           2000
--------------------------------------------------------------------------------
 .
Interest                                               $  5,650      $   6,202
Income taxes, net of $29 and $1,826 in refunds in 2001
    and 2000, respectively                                  319          1,398

================================================================================


9. Foreign Exchange Forward Contracts

     The company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firm commitments and anticipated transactions to purchase certain machinery and equipment and raw materials. The company had approximately $16,161,000 of outstanding foreign exchange forward contracts as of January 28, 2001.


10. Net Income (Loss) Per Share

     The following tables reconcile the numerators and denominators of net income (loss) per share and net income (loss) per share, assuming dilution for the three and nine months ended January 28, 2001 and January 30, 2000:

                                                         THREE MONTHS ENDED
                            ----------------------------------------------------------------------------------
                                         January 28, 2001                         January 30, 2000
                            --------------------------------------     ---------------------------------------

(Amounts in thousands,        (Loss)        Shares        Per Share     Income        Shares      Per Share
 except per share data)     (Numerator)  (Denominator)     Amount     (Numerator) (Denominator)    Amount
                             ---------    -----------     ---------    ----------   ----------    --------
Net income (loss) per
     share                   ($5,470)       11,211         ($0.49)       $1,432       11,296        $0.13
                                                         =========                                ========
Effect of dilutive
    securities:
       Options                     -             -                            -           93
                             ---------    -----------                  ----------   ----------

Net income (loss) per
     share, assuming
     dilution                ($5,470)       11,211         ($0.49)       $1,432       11,389        $0.13
                             =========    ===========    =========     ==========   ==========    ========





                                                    NINE MONTHS ENDED
                         -----------------------------------------------------------------------------------
                                January 28, 2001                                  January 30, 2000
                         --------------------------------------   ------------------------------------------
 (Amounts in thousands,     (Loss)       Shares      Per Share       Income        Shares       Per Share
except per share data)   (Numerator)  (Denominator)   Amount      (Numerator)  (Denominator)     Amount
                         ----------   -----------     ---------   -----------    ----------     ---------
Net income (loss) per
    share                ($6,884)       11,209        ($0.61)       $6,189        11,703         $0.53
                                                      =========                                 =========
Effect of dilutive
    securities:
       Options               -               -                           -           113
                         ----------   -----------                 -----------    ----------

Net income (loss) per
     share, assuming
     dilution            ($6,884)       11,209        ($0.61)       $6,189        11,816         $0.52

                        ==========   ===========     =========   ===========    ==========     =========




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

     Sales and gross profit for the company's operating segments for the three months ended January 28, 2001 and January 30, 2000 are as follows:

(dollars in thousands):
--------------------------------------------------------------------------------

                                       January 28, 2001        January 30, 2000
--------------------------------------------------------------------------------

Net sales
     Upholstery Fabrics                    $      72,297         $      87,978
     Mattress Ticking                             23,583                25,203
--------------------------------------------------------------------------------

                                           $      95,880         $     113,181
================================================================================

Gross Profit
     Upholstery Fabrics                    $       4,158         $      11,951
     Mattress Ticking                              5,675                 6,518
--------------------------------------------------------------------------------

                                           $       9,833         $      18,469
================================================================================


     Sales and gross profit for the company's operating segments for the nine months ended January 28, 2001 and January 30, 2000 are as follows:

(dollars in thousands):
--------------------------------------------------------------------------------

                                       January 28, 2001        January 30, 2000
--------------------------------------------------------------------------------

Net sales
     Upholstery Fabrics                    $    230,222          $     281,870
     Mattress Ticking                            78,517                 76,790
--------------------------------------------------------------------------------

                                           $    308,739          $     358,660
================================================================================

Gross Profit
     Upholstery Fabrics                    $     21,426          $      43,558
     Mattress Ticking                            19,468                 19,030
--------------------------------------------------------------------------------

                                           $     40,894          $      62,588
================================================================================


     Inventories for the company's operating segments as of January 28, 2001 and January 30, 2000 are as follows:

(dollars in thousands):
--------------------------------------------------------------------------------

                                       January 28, 2001      January 30, 2000
--------------------------------------------------------------------------------

Inventories
     Upholstery Fabrics                    $     49,954          $      65,788
     Mattress Ticking                            17,202                 15,086
--------------------------------------------------------------------------------

                                           $     67,156          $      80,874
================================================================================

12.  Restructuring

     To reduce costs and improve efficiency, the company is streamlining corporate structure, consolidating manufacturing operations and closing certain facilities. In fiscal 2001, the company recorded a restructuring charge of $3.2 million in the third quarter. A portion of this restructuring charge ($0.7 million) has been classified as a component of cost of sales.

     The restructuring charge consisted of $1.4 million for the write-down of fixed assets to net realizable value, $0.7 million for employee termination benefits, $0.7 million for losses on inventory write-downs which has been classified as a component of cost of sales, and $0.4 million for lease termination costs and other contractual obligations.

     Subsequent to January 28, 2001, the company announced additional plans for consolidating manufacturing operations and a facility closure. As a result, the company currently expects additional restructuring charges and special costs of approximately $3 million to be reflected primarily in the results for the fourth quarter of fiscal 2001.

13.  Restatement

     During January 2001, the company terminated the nonqualified deferred compensation plan covering officers and certain other associates. As a result, the company surrendered the life insurance contracts related to the nonqualified plan in order to pay the participants. The proceeds from those life insurance contracts resulted in an amount greater than had previously been recorded by the company which was attributable to gains that occurred in 1999 and 1998. In order to properly reflect these gains, the company restated its financial statements and certain disclosures previously reported in its financial statements as of April 30, 2000 and January 30, 2000. The effect of the correction for these gains increased other assets and retained earnings by $1,102,000 in the consolidated balance sheets as of April 30, 2000 and January 30, 2000, respectively.

                                   CULP, INC.
                            SALES BY SEGMENT/DIVISION
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 28, 2001 AND JANUARY 30, 2000

                             (Amounts in thousands)

                                     THREE MONTHS ENDED (UNAUDITED)
                           -----------------------------------------------------
                                      Amounts                       Percent of Total Sales
                                 -------------------                ---------------------
                               January 28,   January 30,   % Over
 Segment/Division                 2001          2000       (Under)       2001        2000
----------------------------   ---------      ---------   -----------  ---------   ---------
Upholstery Fabrics
    Culp Decorative Fabrics $    40,955        49,654       (17.5) %      42.7 %      43.9 %
    Culp Velvets/Prints          28,631        34,050       (15.9) %      29.9 %      30.1 %
    Culp Yarn                     2,711         4,274       (36.6) %       2.8 %       3.8 %
                               ---------     ---------    -----------  ---------   ---------
                                 72,297        87,978       (17.8) %      75.4 %      77.7 %

Mattress Ticking
    Culp Home Fashions           23,583        25,203        (6.4) %      24.6 %      22.3 %
                               ---------     ---------    -----------  ---------   ---------

                          * $    95,880       113,181       (15.3) %     100.0 %     100.0 %
                               =========     =========    ===========  =========   =========


                                            NINE MONTHS ENDED (UNAUDITED)
                               --------------------------------------------------------

                                        Amounts                       Percent of Total Sales
                                    -------------------                ---------------------
                               January 28,   January 30,   % Over
 Segment/Division                 2001          2000       (Under)       2001        2000
----------------------------   ---------     ---------    -----------  ---------   ---------
Upholstery Fabrics
    Culp Decorative Fabrics $   129,280       157,067       (17.7) %      41.9 %      43.8 %
    Culp Velvets/Prints          90,778       112,042       (19.0) %      29.4 %      31.2 %
    Culp Yarn                    10,164        12,761       (20.4) %       3.3 %       3.6 %
                               ---------     ---------    -----------  ---------   ---------
                                230,222       281,870       (18.3) %      74.6 %      78.6 %

Mattress Ticking
    Culp Home Fashions           78,517        76,790         2.2  %      25.4 %      21.4 %
                               ---------     ---------     -----------  ---------   ---------

                          * $   308,739       358,660       (13.9) %     100.0 %     100.0 %
                               =========     =========     ===========  =========   =========


* U.S. sales were $77,360 and $86,359 for the third quarter of fiscal 2001 and fiscal 2000, respectively; and $246,672 and $275,699 for the nine months of fiscal 2001 and fiscal 2000, respectively. The percentage decrease in U.S. sales was 10.4% for the third quarter and a decrease of 10.5% for the nine months.

                                   CULP, INC.
                     INTERNATIONAL SALES BY GEOGRAPHIC AREA
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 28, 2001 AND JANUARY 30, 2000

                             (Amounts in thousands)

                                             THREE MONTHS ENDED (UNAUDITED)
                              --------------------------------------------------------------
                                      Amounts                        Percent of Total Sales
                              ------------------------               -----------------------
                              January 28,   January 30,   % Over
     Geographic Area             2001         2000       (Under)       2001        2000
--------------------------    ------------  ----------  ----------   ----------   ----------
North America (Excluding USA) $     8,226       8,476    (2.9)%        44.4 %      31.6 %
Europe                              1,669       4,698   (64.5)%         9.0 %      17.5 %
Middle East                         3,924       8,140   (51.8)%        21.2 %      30.3 %
Far East & Asia                     4,277       4,422    (3.3)%        23.1 %      16.5 %
South America                         147         523   (71.9)%         0.8 %       1.9 %
All other areas                       277         563   (50.8)%         1.5 %       2.1 %
                              ------------  ----------  ----------   ----------   ----------

                          $        18,520      26,822   (31.0)%       100.0 %     100.0 %
                              ============  ==========  ==========   ==========   ==========


                                              NINE MONTHS ENDED (UNAUDITED)
                              --------------------------------------------------------------

                                      Amounts                        Percent of Total Sales
                              ------------------------               -----------------------
                              January 28,   January 30,  % Over
       Geographic Area             2001         2000     (Under)        2001        2000
--------------------------    ------------  ----------  ----------   ----------   ----------
North America (Excluding USA) $    26,177      26,064     0.4 %        42.2 %      31.4 %
Europe                              4,928      13,696   (64.0)%         7.9 %      16.5 %
Middle East                        14,456      24,092   (40.0)%        23.3 %      29.0 %
Far East & Asia                    13,103      14,088    (7.0)%        21.1 %      17.0 %
South America                         732       1,773   (58.7)%         1.2 %       2.1 %
All other areas                     2,671       3,248   (17.8)%         4.3 %       3.9 %
                              ------------  ----------  ----------   ----------   ----------

                          $        62,067      82,961   (25.2)%       100.0 %     100.0 %
                              ============  ==========  ==========   ==========   ==========


International sales, and the percentage of total sales, for each of the last five fiscal years follows: fiscal 1996-$77,397 (22%); fiscal 1997-$101,571 (25%); fiscal 1998-$137,223 (29%); fiscal 1999-$113,354 (23%); and fiscal
2000-$111,104 (23%). International sales for the third quarter represented 19.3% and 23.7% for 2001 and 2000, respectively. Year-to-date international sales represented 20.1% and 23.1% of total sales for 2001 and 2000, respectively.

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

Three and Nine Months ended January 28, 2001 compared with Three and Nine Months ended January 30, 2000

     Net Sales. Net sales for the third quarter of fiscal 2001 decreased by 15.3% to $95.9 million. Sales of upholstery fabrics decreased 17.8% to $72.3 million, and sales of mattress ticking decreased 6.4% to $23.6 million. Net sales for the first nine months of fiscal 2001 decreased by $49.9 million, or 13.9%, compared with the year-earlier period. The company's sales of upholstery fabrics decreased $51.6 million, or 18.3%, for the first nine months compared with the prior year. Conversely, the company's sales of mattress ticking increased $1.7 million, or 2.2%, for the first nine months compared with the prior year. International sales were down 31.0% and 25.2% for the quarter and nine months, respectively. Key factors influencing the year-to-year comparisons for the third quarter and the first nine months were continued weakness in consumer spending on home furnishings, especially in the promotional price category, and an adverse impact on exports from the strength in the U.S. dollar compared with a year ago. The slowdown in industry-wide demand also led to a decline in sales at Culp Home Fashions (primarily mattress ticking) for the third quarter. Culp's sales of mattress ticking were up 2.2% for the first nine months.

The fourth fiscal quarter of the year is historically a strong period for the company's sales. Based on current trends, however, the company does not expect to report a profit for the fourth quarter, including restructuring and special costs, and for fiscal 2001 as a whole.

Gross Profit and Cost of Sales. Gross profit declined 46.8% for the third quarter versus a year ago and decreased as a percentage of net sales from 16.3% to 10.3%. For the first nine months, gross profit decreased 34.7% to $40.9 million and decreased as a percentage of net sales from 17.5% to 13.2%. The decline was due principally to lower sales volume for the period which led to unfavorable cost variances in the company's upholstery fabrics operation. The company has taken steps to lower expenses by consolidating certain operations and reducing personnel, but these actions were not sufficient to offset the impact of the significantly lower sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter increased as a percentage of sales from 12.3% to 13.0%. For the first nine months, these expenses increased as a percentage of sales to 12.9% versus 12.6% for the prior year. The dollar amount of these expenses declined 10.5% and 11.7% for the quarter and nine months, respectively, reflecting the company's actions to reduce expenses, but the lower-than-expected sales caused the increase in these costs as a percentage of sales.

Restructuring Expense. During the third quarter, the company initiated a restructuring plan intended to lower costs, increase efficiency and position the company to operate profitably within the current environment of reduced demand. The plan involves the consolidation of certain manufacturing capacity, the closure of some facilities and an extensive reduction in selling, general and administrative expenses. The company also recognized certain inventory write-downs as part of this initiative. The total charge from the restructuring, cost reduction and inventory write-down initiatives is expected to exceed $6.0 million, about half of which should represent non-cash items. The company recognized $3.2 million of restructuring charges and special costs in the third quarter, and most of the balance is expected to be reflected in results for the fourth fiscal period. The company expects to realize annualized cost reductions of at least $12 million when these steps are fully implemented.

Interest Expense. Interest expense of $2.2 million and $6.8 million for the third quarter and first nine months, respectively, was down $0.1 million and $0.4 million, respectively, from a year ago due to lower average borrowings. Based on the terms of the amended credit facility, the company expects interest expense to be higher in the next few quarters even with lower average borrowings.

Other Expense. Other expense increased to $0.8 million and $2.1 million for the third quarter and first nine months of 2001, respectively, versus $0.2 million and $1.2 million, respectively, for the year-earlier periods. These increases were principally due to lower investment income on assets related to the nonqualified deferred compensation plan. This plan was terminated during the third quarter, as discussed below.

Income Taxes. The effective tax rate for the first nine months of fiscal 2001 was 33.0%, up slightly from 32.3% for the year-earlier period.

Net Income (Loss) Per Share. Net loss per share for the third quarter of fiscal 2001 totaled ($0.49) per share diluted (based on 11,211,000 average shares outstanding during the period) compared with net income of $0.13 per share diluted (based on 11,389,000 average shares outstanding during the period) a year ago. For the first nine months, the company reported a net loss of ($0.61) per share diluted (based on 11,209,000 average shares outstanding during the period) compared with net income of $0.52 per share diluted (based on 11,816,000 average shares outstanding during the period) in the prior year.

Liquidity and Capital Resources

Liquidity. Cash and cash investments were $0.3 million as of January 28, 2001, compared with $0.6 million at January 30, 2000, and $1.0 million at the end of fiscal 2000. Funded debt (long-term debt, including current maturities, less restricted investments) was $121.4 million at January 28, 2001, compared with $137.7 million at January 30, 2000 and $137.5 million at April 30, 2000. As a percentage of total capital (funded debt plus total stockholders' equity), the company's borrowings amounted to 50.0% at January 28, 2001, compared with 52.0% at January 30, 2000 and 51.5% at April 30, 2000. The company's working capital as of January 28, 2001 was $91.0 million, compared with $97.4 million as of January 30, 2000, and $100.0 million at the close of fiscal 2000.

The company's cash flow from operations was $24.2 million for the first nine months of fiscal 2001, consisting of $11.9 million from operations (net loss plus depreciation, amortization and restructuring expense) plus $12.3 million from the decrease in working capital. The decrease in working capital was primarily due to a $20.7 million decrease in accounts receivable and a $7.3 million decrease in inventories offset by a $8.1 million decrease in accrued expenses, a $4.5 million decrease in accounts payable and a $3.4 million increase in other current assets.

In separate authorizations in June 1998, March 1999, September 1999 and December 1999, the board of directors of the company authorized the use of a total of $20.0 million to repurchase the company's common stock. Over the past two fiscal years, the company has invested $12.2 million to repurchase a total of 1.8 million shares. No purchases were made during the first nine months of fiscal 2001, and under the terms of its amended credit facility, the company is currently restricted from any stock repurchases.

Financing Arrangements. Culp has outstanding $75 million of senior unsecured notes with a fixed coupon rate of 6.76% and an average remaining term of eight years.

Culp has a $25 million syndicated, multi-currency revolving credit facility. The facility, which expires in April 2002, requires quarterly payments of interest on all outstanding borrowings and a quarterly facility fee. In January 2001, the company amended the credit facility to amend certain covenants. The amendment also increased the interest rate from LIBOR plus 1.10% to 1.60% to LIBOR plus 2.50% to 4.25%. The specified pricing matrix is based on the company's debt to EBITDA ratio, as defined by the facility. The amended facility also limits capital expenditures and prohibits dividends and common stock repurchases at this time. As of January 28, 2001, the company had outstanding balances of $10 million under the credit facility.

The company also has a total of $33.0 million in currently outstanding industrial revenue bonds ("IRBs") which have been used to finance capital expenditures. The IRBs are collateralized by letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder. The January 2001 amendment to the credit facility also increased the letter of credit fees to a range from 2.50% to 4.25%, based on the company's debt to EBITDA ratio. The letter of credit fee percentage as of January 28, 2001 was 4.00%.

The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. As of January 28, 2001, the company was in compliance with these amended financial covenants.

As of January 28, 2001, the company had two interest rate swap agreements to reduce its exposure to floating interest rates on a $10 million notional amount. The effect of these contracts is to "fix" the interest rate payable on $10 million of the company's variable rate borrowings at a weighted average rate of 6.8%. The company also enters into foreign exchange forward and option contracts to hedge against currency fluctuations with respect to firm commitments and anticipated transactions to purchase certain machinery, equipment and raw materials. The company had approximately $16.2 million of outstanding foreign exchange forward contracts as of January 28, 2001.

Capital Expenditures. The company maintains an ongoing program of capital expenditures designed to increase capacity as needed, enhance manufacturing efficiencies through modernization and increase the company's vertical integration. Capital expenditures for the first nine months of fiscal 2001 totaled $6.5 million compared with $14.5 million in the year-earlier period. The company plans for total capital spending for fiscal 2001 and 2002 to be approximately $8 million and $4 million, respectively.

The company believes that cash flows from operations and funds available under existing credit facilities will be sufficient to fund capital expenditures and working capital requirements for the foreseeable future.

Restatement

During January 2001, the company terminated the nonqualified deferred compensation plan covering officers and certain other associates. As a result, the company surrendered the life insurance contracts related to the nonqualified plan in order to pay the participants. The proceeds from those life insurance contracts resulted in an amount greater than had previously been recorded by the company which was attributable to gains that occurred in 1999 and 1998. In order to properly reflect these gains, the company restated its financial statements and certain disclosures previously reported in its financial statements as of April 30, 2000 and January 30, 2000. The effect of the correction for these gains increased other assets and retained earnings by $1,102,000 in the consolidated balance sheets as of April 30, 2000 and January 30, 2000, respectively.

Inflation

The cost of certain of the company's raw materials, principally fibers from petroleum derivatives, and utility/energy costs have increased somewhat; but overall operating expenses are remaining generally stable. Factors that reasonably can be expected to influence margins in the future include changes in raw material prices, trends in other operating costs and overall competitive conditions.

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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended, this new standard is effective for fiscal years beginning after June 15, 2000, which will be effective for the company's fiscal year 2002. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The company has not determined the financial impact of adopting this SFAS.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company has not experienced any significant changes in market risk since January 28, 2001.

The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin under the company's revolving credit agreement and variable rate debt in connection with the industrial revenue bonds. To lower or limit overall borrowing costs, the company enters into interest rate swap agreements to modify the interest characteristics of portions of its outstanding debt. The agreements entitle the company to receive or pay to the counterparty (a major bank), on a quarterly basis, the amounts, if any, by which the company's interest payments covered by swap agreements differ from those of the counterparty. These amounts are recorded as adjustments to interest expense. The fair value of the swap agreements and changes in fair value resulting from changes in market interest rates are not recognized in the consolidated financial statements. The annual impact on the company's results of operations of a 100 basis point interest rate increase on the January 28, 2001 outstanding balance of the variable rate debt would be approximately $410,000 irrespective of any swaps associated with this debt.

The company's exposure to fluctuations in foreign currency exchange rates is due primarily to a foreign subsidiary domiciled in Canada and purchases of certain machinery, equipment and raw materials in foreign currencies. The company's Canadian subsidiary uses the United States dollar as its functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with the Canadian subsidiary. However, the company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firm commitments and anticipated transactions to purchase certain machinery, equipment and raw materials. The Canadian subsidiary is not material to the company's consolidated results of operations; therefore, a 10% change in the exchange rate at January 28, 2001 would not have a significant impact on the company's results of operations or financial position. In addition, the company had approximately $16.2 million of outstanding foreign exchange forward contracts as of January 28, 2001. As a result, any change in exchange rates would not have a significant impact on the company's results of operations or financial position as the foreign exchange forward contracts have "fixed" the exchange rate with respect to these purchase commitments and anticipated transactions.

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

     10(rr) Amendments to 1993 Stock Option Agreement dated September 26, 2000. This amendment was filed as
                Exhibit 10(rr) to the Company's Form 10-Q for the quarter ended October 29, 2000, and is incorporated herein by reference. (*)

     10(ss) Fifth Amendment to Credit Agreement dated January 26, 2001, among Culp, Inc., Wachovia Bank, N.A., as agent, First Union National Bank, as documentation agent, and Wachovia Bank, N.A., First Union National Bank, and Suntrust Bank, as lenders.

     10(tt) Second Amendment to Reimbursement and Security Agreements dated January 26, 2001, made by and between Culp, Inc. and Wachovia Bank, N.A.

    (b)  Reports on Form 8-K:

The following reports on Form 8-K were filed during the period covered by this report:

   (1)Form 8-K  dated   November 15,  2000, included  under  Item  5,
      Other Events, the Company's press release for quarterly earnings and the Financial Information Release relating to certain financial information for the quarter ended October 29, 2000.




                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CULP, INC.
                                    (Registrant)


Date:   March 14, 2001          By:  s/s  Phillip W. Wilson
                                          Phillip W. Wilson
                                          Vice President and Chief Financial
                                          and Accounting Officer

                                          (Authorized to sign on behalf
                                          of the registrant and also sign-
                                          ing as principal financial officer)