Form 10-K/A
period 2000-04-30
CULP INC
filed 2001-04-25
CIK 723603

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K/A

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

Items 6, 7 and 8 to Registrant's Form 10-K for the fiscal year ended April 30, 2000 are hereby amended as follows:

This amendment reflects the restatement of the financial statements for the fiscal years ended April 30, 2000, May 2, 1999 and May 3, 1998 due to not properly recognizing certain gains that affect other expense, related balance sheet accounts and certain disclosures previously reported. See note 17 to the consolidated financial statements in Item 8 for a description of the restatement.

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


                          Culp's Segments/Divisions
                          -------------------------
                                             FISCAL 2000    PRODUCT LINES
                                              NET SALES     (BASE CLOTH, IF
      SEGMENT             DIVISION          (in millions)   APPLICABLE)
      -------             --------          -------------   -----------
Upholstery Fabrics  Culp Decorative Fabrics    $213.2       Woven jacquards
                                                            Woven dobbies

                    Culp Velvets/Prints        $151.5       Wet prints (flocks)
                                                            Heat-transfer prints
                                                           (jacquard, flock)
                                                            Cotton prints
                                                            Woven velvets
                                                            Tufted velvets
                                                            (woven polyester)

                    Culp Yarn                  $ 17.6       Pre-dyed spun yarns
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

Heat-transfer      Sharp, intricate designs on flock or         Residential
prints             jacquard base fabrics.  Plush feel           furniture
                   (flocks), deep colors (jacquards) and        Juvenile
                   excellent wearability.  Produced by using    furniture
                   heat and pressure to transfer color from
                   printed paper onto base fabric.
                                                                Residential
Cotton prints      A broad variety of designs featuring deep,   furniture
                   rich colors printed on woven cotton base
                   fabrics with excellent wearability.
                   Produced by screen printing directly onto
                   the base fabric.
Velvets:
Woven velvets      Basic designs such as plaids and             Residential
                   semi-plains in traditional and               furniture
                   contemporary styles with a plush feel.
                   Woven with a short-cut pile using various weaving methods and synthetic yarns.

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

                            Net Sales by Geographic Area
                               (dollars in thousands)
                         Fiscal 2000         Fiscal 1999           Fiscal 1998
                      ----------------     ----------------     ----------------

United States       $376,975    77.2%    $369,730    76.5%    $339,492     71.2%
North America
(excluding U.S.)      36,032     7.4       31,102     6.5       31,160      6.5
Europe                16,351     3.4       19,578     4.1       30,775      6.5
Middle East           32,929     6.7       33,996     7.0       34,412      7.2
Asia and Pacific Rim  19,102     3.9       21,371     4.4       32,344      6.8
South America          2,343     0.5        3,484     0.7        5,158      1.1
All other areas        4,347     0.9        3,823     0.8        3,374      0.7
                      ------    ----       ------     ----      ------      ----
Subtotal             111,104    22.8      113,354    23.5      137,223     28.8

Total               $488,079   100.0%    $483,084   100.0%    $476,715    100.0%
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

                                                                 Approx.
                                                                Total Area    Expiration
Location                       Principal Use                    (Sq. Ft.)    of Lease (2)
-----------------------------  ------------------------------  -----------   ------------
Headquarters and Distribution
Centers:  (1)
 High Point, North Carolina    Corporate headquarters             40,000         2015
 Burlington, North Carolina    Design Center                      30,000        Owned
 Los Angeles, California       Regional distribution              33,000         2007

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

                 ___________________________________________

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

                                        -17-
ITEM 6.  SELECTED FINANCIAL DATA (SELECTED ANNUAL DATA)

                                                                                         percent   five-year
                                       fiscal   fiscal     fiscal                         change     growth
                                       2000     1999        1998     fiscal    fiscal    2000/1999    rate
(amounts in thousands,               (restated)(restated) (restated)  1997      1996     (restated)(restated)
except per share amounts)            --------- ---------- ---------- -------  --------   --------- ---------
INCOME STATEMENT DATA (5)
  net sales                          $488,079    483,084   476,715   398,879   351,667       1.0%     9.6%
  cost of sales                       403,414    406,976   393,154   326,394   289,129      (0.9)     9.8
---------------------------------------------------------------------------------------------------------
   gross profit                        84,665     76,108    83,561    72,485    62,538      11.2      9.1
  S G & A expenses                     59,935     59,968    52,987    45,058    39,068      (0.1)    12.4
---------------------------------------------------------------------------------------------------------
   income from operations              24,730     16,140    30,574    27,427    23,470      53.2      3.1
  interest expense                      9,521      9,615     7,117     4,671     5,316      (1.0)    15.1
  interest income                         (51)      (195)     (304)     (280)      (92)    (73.8)    (4.4)
  other expense (6)                     1,566      1,864     1,358     1,521       956     (16.0)     7.7
---------------------------------------------------------------------------------------------------------
   income before income taxes (6)      13,694      4,856    22,403    21,515    17,290     182.0     (2.5)
  income taxes                          4,314      1,206     6,336     7,745     6,310     257.7     (5.6)
---------------------------------------------------------------------------------------------------------
   net income (6)                       9,380      3,650    16,067    13,770    10,980     157.0     (0.8)
---------------------------------------------------------------------------------------------------------
  EBITDA (3) (6)                      $44,222     34,395    45,395    39,404    35,610      28.6      6.6
  depreciation                         19,462     18,549    14,808    12,688    12,348       4.9     11.6
  cash dividends                        1,611      1,788     1,786     1,513     1,236      (9.9)     7.5
---------------------------------------------------------------------------------------------------------
  weighted average shares outstanding  11,580     12,909    12,744    11,624    11,234     (10.3)     0.7
  weighted average shares outstanding,
   assuming dilution                   11,681     13,064    13,042    11,929    11,886     (10.6)     0.4
---------------------------------------------------------------------------------------------------------
PER SHARE DATA (5)
  net income (6)                       $ 0.81       0.28      1.26      1.18      0.98     189.3%    (1.4)%
  net income, assuming dilution (6)      0.80       0.28      1.23      1.15      0.94     185.7     (1.4)
  cash dividends                         0.14       0.14      0.14      0.13      0.11       0.0      7.0
  book value (6)                        11.57      10.63     10.15      8.79      7.21       8.8     12.7
---------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA (5)
  working capital                     $99,977     99,324   102,730    69,777    56,953       0.7%    21.0%
  property, plant and equipment, net  126,407    123,310   128,805    91,231    76,961       2.5     10.8
  total assets (6)                    343,980    331,714   355,369   243,952   211,644       3.7     12.0
  capital expenditures                 22,559     10,689    35,879    26,958    14,385     111.0      4.6
  businesses acquired                       0          0    58,816         0         0       0.0   (100.0)
  long-term debt                      135,808    140,312   152,312    76,541    74,941      (3.2)    16.9
  funded debt (1)                     137,486    138,650   151,616    65,623    76,791      (0.8)    13.5
  shareholders' equity (6)            129,640    128,428   132,073   110,789    81,446       0.9     12.7
  capital employed (4) (6)            267,126    267,078   283,689   176,412   158,237       0.0     13.1
---------------------------------------------------------------------------------------------------------
RATIOS & OTHER DATA (5)
  gross profit margin                   17.3%       15.8%     17.5%     18.2%     17.8%
  operating income margin                5.1         3.3       6.4       6.9       6.7
  net income margin (6)                  1.9         0.8       3.4       3.5       3.1
  EBITDA margin (6)                      9.1         7.1       9.5       9.9      10.1
  effective income tax rate (6)         31.5        24.8      28.3      36.0      36.5
  funded debt-to-total capital
    ratio (1) (6)                       51.5        51.9      53.4      37.2      48.5
  return on average total capital (6)    6.0         3.6       8.6      10.1       9.5
  return on average equity (6)           7.3         2.8      13.5      15.2      14.4
  working capital turnover               4.4         4.3       4.7       5.3       5.3
  days sales in receivables               49          49        49        49        46
  inventory turnover                     5.4         5.6       5.8       6.4       6.0
---------------------------------------------------------------------------------------------------------
STOCK DATA
  stock price
   high                               $11.06       19.13     22.19     19.63     13.25
   low                                  5.00        5.13     16.50     11.50      7.75
   close                                5.81        8.25     18.88     16.63     13.00
  P/E ratio (2)
   high (6)                             13.7        67.6      17.6      16.6      13.5
   low (6)                               6.2        18.1      13.1       9.7       7.9
  daily average trading volume (shares) 15.8        30.4      16.0      19.7      19.3
--------------------------------------------------------------------------------------------------------
(1) Funded debt includes long- and short-term debt, less restricted investments.
(2) P/E ratios based on trailing 12-month net income per share.
(3) EBITDA represents earnings before interest, income taxes, depreciation and amortization.
(4) Capital employed includes funded debt and shareholders' equity.
(5) Phillips, Wetumpka and Artee included in consolidated results from their August 5, 1997,
    December 30, 1997 and February 2, 1998 acquisitions by Culp, respectively.
(6) As restated (see note 17 to the consolidated financial statements)


               ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto. As discussed in Note 17 to the Consolidated Financial Statements, the company has restated its previously issued 2000, 1999 and 1998 Consolidated Financial Statements. As a result, certain disclosures in item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) have been restated as well.

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

                                                2000     (2) 1999   (2) 1998
                                               -------    -------    -------
Net sales                                       100.0%     100.0%     100.0%
Cost of sales                                    82.7       84.2       82.5
                                               -------    -------    -------
     Gross profit                                17.3       15.8       17.5
Selling, general and administrative
  expenses                                       12.3       12.4       11.1
                                               -------    -------    -------
     Income from operations                       5.1        3.3        6.4
Interest expense                                  2.0        2.0        1.5
Interest income                                  (0.0)      (0.0)      (0.1)
Other expense                                     0.3        0.4        0.3
                                               -------    -------    -------
     Income before income taxes                   2.8        1.0        4.7
     Income taxes (1)                            31.5       24.8       28.3
     Net income                                   1.9%       0.8%       3.4%
                                               =======    =======    =======
(1)  Calculated as a percent of income before income taxes.
(2)  As restated (see note 17 to the consolidated financial statements)

      The following table sets forth the company's sales by segment and division for each of the company's three most recent years. The table sets forth the change in net sales for the segments and divisions as a percentage for comparative periods included in the table.

(dollars in thousands)                Amounts                   Percent change
                                                                1999-    1998-
segment/division              2000      1999      1998          2000     1999
--------------------------------------------------------------------------------
Upholstery Fabrics:
  Culp Decorative Fabrics  $213,197   $222,058   $210,165       (4.0)%      5.7%
  Culp Velvets/Prints       151,543    144,073    171,389        5.2      (15.9)
  Culp Yarn                  17,570     21,513      7,876      (18.3)     173.1
                           --------   --------   --------      -------   -------
                            382,310    387,644    389,430       (1.4)      (0.5)
Mattress Ticking:
  Culp Home Fashions        105,769     95,440     87,285       10.8        9.3
                           --------   --------   --------      -------   -------
                           $488,079   $483,084   $476,715        1.0%       1.3%
                           --------   --------   --------      -------   -------
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

      Other Expense (restated). Other expense for 2000 totaled $1.6 million compared with $1.9 million in the prior year. The decrease is principally due to lower losses on disposal of fixed assets.

        Income Taxes. The effective tax rate for 2000 was 31.5% compared with 24.8% in the prior year. The lower rates for 2000 and 1999 as compared with the federal statutory rate of 35% are due principally to tax benefits related to the company's international sales, on non-taxable gains related to life insurance contracts and to a higher proportion of earnings from the company's Canadian subsidiary that is taxed at a lower effective rate. The company expects the effective tax rate for 2001 to be approximately 34%.

      Net Income Per Share (restated). Diluted net income per share for 2000 totaled $0.80 compared with $0.28 a year ago.

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

      Other Expense (restated). Other expense increased 37.3% to $1.9 million for 1999 compared with $1.4 million for 1998, due primarily to the incremental goodwill amortization related to acquired operations in fiscal 1998 and losses on disposal of fixed assets.

      Income Taxes. The effective tax rate for 1999 was 24.8% compared with 28.3% in 1998. The lower rates for 1999 and 1998 as compared with the federal statutory rate of 35% are due principally to tax benefits related to the company's international sales, on non-taxable gains related to life insurance contracts and to a higher proportion of earnings from the company's Canadian subsidiary that is taxed at a lower effective rate.

           Net Income Per Share (restated). Diluted net income per share for 1999 totaled $0.28 compared with $1.23 a year ago.


Liquidity and Capital Resources
      Liquidity. Cash and cash investments were $1.0 million as of April 30, 2000 compared with $509,000 at the end of 1999. Funded debt (long-term debt, including current maturities, less restricted investments) amounted to $137.5 million at the close of 2000 versus $138.7 million at the end of 1999. As a percentage of total capital (funded debt plus total shareholders' equity), the company's borrowings amounted to 51.5% as of April 30, 2000 compared with 51.9% at the end of 1999. The company's working capital as of April 30, 2000 was $100.0 million compared with $99.3 million at the close of 1999.

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



  Robert G. Culp, III                     Phillip W. Wilson
  Chairman and Chief Executive Officer    Vice President and
  May 31, 2000 except for note 17, as to  Chief Financial Officer
  which the date is February 19, 2001     May 31, 2000 except for note 17, as to
                                          which the date is February 19, 2001

REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Culp, Inc.:

We have audited the accompanying consolidated balance sheets of Culp, Inc. and subsidiary as of April 30, 2000 and May 2, 1999 (as restated), and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended April 30, 2000 (as restated for the years ended May 2, 1999 and May 3, 1998). These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in note 17 to the consolidated financial statements, the company has restated its previously issued 2000, 1999 and 1998 consolidated financial statements.



KPMG LLP
Charlotte, North Carolina
May 31, 2000 except for note 17, as
to which the date is February 19, 2001

  CONSOLIDATED BALANCE SHEETS



April 30, 2000 and May 2, 1999 (dollars in thousands,          2000      1999
except share data)                                          (restated)(restated)
-------------------------------------------------------------------------------
ASSETS
   current assets:
      cash and cash investments                             $  1,007       509
      accounts receivable                                     75,223    70,503
      inventories                                             74,471    67,070
      other current assets                                    10,349     9,633
------------------------------------------------------------------------------
         total current assets                                161,050   147,715

   restricted investments                                          0     3,340
   property, plant and equipment, net                        126,407   123,310
   goodwill                                                   49,873    51,269
   other assets                                                6,650     6,080
------------------------------------------------------------------------------
         total assets                                       $343,980   331,714
------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
   current liabilities:
      current maturities of long-term debt                  $  1,678     1,678
      accounts payable                                        37,287    25,687
      accrued expenses                                        22,108    21,026
------------------------------------------------------------------------------
         total current liabilities                            61,073    48,391

   long-term debt                                            135,808   140,312
   deferred income taxes                                      17,459    14,583
------------------------------------------------------------------------------
         total liabilities                                   214,340   203,286
------------------------------------------------------------------------------

   commitments and contingencies (notes 10 and 11)
   shareholders' equity:
      preferred stock, $.05 par value, authorized 10,000,000
         shares                                                    0         0
      common stock, $.05 par value, authorized 40,000,000
         shares, issued and outstanding 11,208,720 at
         April 30, 2000 and 12,079,171 at May 2, 1999            560       604
      capital contributed in excess of par value              35,266    37,966
      retained earnings                                       93,814    89,858
------------------------------------------------------------------------------
         total shareholders' equity                          129,640   128,428
------------------------------------------------------------------------------
         total liabilities and shareholders' equity         $343,980   331,714
------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

For the years ended April 30, 2000, May 2, 1999,
and May 3, 1998 (dollars in thousands,                      1999        1998
except per share data)                            2000   (restated)  (restated)
------------------------------------------------------------------------------
net sales                                 $     488,079    483,084     476,715
cost of sales                                   403,414    406,976     393,154
------------------------------------------------------------------------------
   gross profit                                  84,665     76,108      83,561
selling, general and administrative expenses     59,935     59,968      52,987
------------------------------------------------------------------------------
   income from operations                        24,730     16,140      30,574
interest expense                                  9,521      9,615       7,117
interest income                                     (51)      (195)       (304)
other expense                                     1,566      1,864       1,358
------------------------------------------------------------------------------
   income before income taxes                    13,694      4,856      22,403
income taxes                                      4,314      1,206       6,336
------------------------------------------------------------------------------
   net income                             $       9,380      3,650      16,067
------------------------------------------------------------------------------
net income per share                      $        0.81       0.28        1.26
------------------------------------------------------------------------------
net income per share, assuming dilution   $        0.80       0.28        1.23
------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                 capital
For the years ended April 30, 2000,          common    common   contributed                   total
May 2, 1999 and May 3, 1998                   stock     stock   in excess of   retained   shareholders'
(dollars in thousands, except share data)    shares    amount   par value      earnings      equity
----------------------------------------------------------------------------------------------------
balance, April 27, 1997                   12,608,759  $  630       33,899         76,260     110,789
   cash dividends ($0.14 per share)                                               (1,786)     (1,786)
   net income (restated)                                                          16,067      16,067
   common stock issued in connection
      with stock option plans                114,051       6          997                      1,003
   common stock issued in connection
      with acquisition of Artee
      Industries, Incorporated's assets      284,211      14        5,386                      5,400
   stock options issued in connection
      with acquisition of Phillips' assets                            600                        600
----------------------------------------------------------------------------------------------------
balance, May 3, 1998 (restated)           13,007,021     650       40,882         90,541     132,073
   cash dividends ($0.14 per share)                                               (1,788)     (1,788)
   net income (restated)                                                           3,650       3,650
   common stock issued in connection
      with stock option plans                 10,750       1           34                         35
   common stock purchased                   (938,600)    (47)      (2,950)        (2,545)     (5,542)
----------------------------------------------------------------------------------------------------
balance, May 2, 1999 (restated)           12,079,171     604       37,966         89,858     128,428
   cash dividends ($0.14 per share)                                               (1,611)     (1,611)
   net income                                                                      9,380       9,380
   common stock issued in connection
      with stock option plans                 13,813       1           78                         79
   common stock purchased                   (884,264)    (45)      (2,778)        (3,813)     (6,636)
----------------------------------------------------------------------------------------------------
balance, April 30, 2000 (restated)        11,208,720  $  560       35,266         93,814     129,640
----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS


For the years ended April 30, 2000, May 2, 1999, and May 3, 1998

                                                                                     1999         1998
(dollars in thousands)                                                      2000  (restated)  (restated)
--------------------------------------------------------------------------------------------------------
cash flows from operating activities:
   net income                                                      $       9,380       3,650      16,067
   adjustments to reconcile net income to net cash provided by operating activities:
       depreciation                                                       19,462      18,549      14,808
       amortization of intangible assets                                   1,596       1,570       1,371
       provision for deferred income taxes                                 2,176       1,064       1,416
       changes in assets and liabilities, net of effects of
         businesses acquired:
         accounts receivable                                              (4,720)      3,133     (13,207)
         inventories                                                      (7,401)     12,124     (17,684)
         other current assets                                                (16)        522        (660)
         other assets                                                       (770)       (654)       (934)
         accounts payable                                                  1,029      (8,893)      6,477
         accrued expenses                                                  1,082       2,736       1,506
         income taxes payable                                                  -      (1,282)       (298)
--------------------------------------------------------------------------------------------------------
            net cash provided by operating activities                     21,818      32,519       8,862
--------------------------------------------------------------------------------------------------------

cash flows from investing activities:
   capital expenditures                                                  (22,559)    (10,689)    (35,879)
   purchase of restricted investments                                        (40)       (119)     (8,770)
   purchase of investments to fund deferred compensation liability             -        (735)       (581)
   sale of restricted investments                                          3,380         800      15,767
   payments for businesses acquired                                            -           -     (42,966)
--------------------------------------------------------------------------------------------------------
            net cash used in investing activities                        (19,219)    (10,743)    (72,429)
--------------------------------------------------------------------------------------------------------

cash flows from financing activities:
   proceeds from issuance of long-term debt                                9,543       2,637      86,246
   principal payments on long-term debt                                  (14,047)    (16,284)    (17,100)
   cash dividends paid                                                    (1,611)     (1,788)     (1,786)
   proceeds from common stock issued                                          79          35         562
   payments to acquire common stock                                       (6,636)     (5,542)          -
   change in accounts payable - capital expenditures                      10,571      (2,637)     (2,873)
--------------------------------------------------------------------------------------------------------
            net cash provided by (used in) financing activities           (2,101)    (23,579)     65,049
--------------------------------------------------------------------------------------------------------

increase (decrease) in cash and cash investments                             498      (1,803)      1,482
cash and cash investments, beginning of year                                 509       2,312         830
--------------------------------------------------------------------------------------------------------
cash and cash investments, end of year                                   $ 1,007         509       2,312
--------------------------------------------------------------------------------------------------------

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

    Per Share Data - During fiscal 1998, the company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both net income per share and net income per share, assuming dilution. The following table reconciles the numerators and denominators of net income per share and net income per share, assuming dilution:

                                           2000                   1999 (restated)               1998 (restated)
 -----------------------------------------------------------------------------------------------------------------------------------
    (Amounts in thousands,        Income     Shares    Per Share  Income       Shares     Per Share  Income      Shares    Per Share
      except per share data)   (Numerator)(Denominator) Amount   (Numerator) (Denominator) Amount  (Numerator)(Denominator) Amount
 -----------------------------------------------------------------------------------------------------------------------------------
    Net income per share         $  9,380    11,580    $ 0.81      $3,650       12,909     $  0.28   $ 16,067     12,744    $1.26
                                                       ======                              =======                          =====
    Effect of dilutive securities:
      Options                           0       101                     0          155                      0        298
                                    -----    ------                 -----       ------                 ------     ------
    Net income per share,
      assuming dilution          $  9,380    11,681    $ 0.80      $3,650       13,064     $  0.28   $ 16,067     13,042    $1.23
                                    =====    ======    ======      ======       ======     =======   ========     ======    =====

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




3.  ACCOUNTS RECEIVABLE
    A summary of accounts receivable follows:

    (dollars in thousands)                             2000        1999
-----------------------------------------------------------------------
    customers                                     $  77,981      73,089
    allowance for doubtful accounts                  (1,477)     (1,452)
    reserve for returns and allowances               (1,281)     (1,134)
-----------------------------------------------------------------------
                                                  $  75,223      70,503
-----------------------------------------------------------------------

4.  INVENTORIES
    A summary of inventories follows:

    (dollars in thousands)                             2000        1999
-----------------------------------------------------------------------
    inventories on the FIFO cost method
       raw materials                              $  43,661      38,248
       work-in-process                                5,970       6,418
       finished goods                                25,733      23,882
-----------------------------------------------------------------------
          total inventories on the FIFO cost method  75,364      68,548
    adjustments of certain inventories to the LIFO
       cost method                                     (893)     (1,478)
-----------------------------------------------------------------------
                                                  $  74,471      67,070
-----------------------------------------------------------------------

5.  PROPERTY, PLANT AND EQUIPMENT
    A summary of property, plant and equipment follows:

                             depreciable lives
    (dollars in thousands)       (in years)           2000        1999
-----------------------------------------------------------------------
    land and improvements            10           $   2,325       2,227
    buildings and improvements     7-40              31,065      30,098
    leasehold improvements         7-10               2,659       2,511
    machinery and equipment        3-12             195,387     182,189
    office furniture and equipment 3-10              11,583      15,548
    capital projects in progress                      7,930       2,788
-----------------------------------------------------------------------
                                                    250,949     235,361
    accumulated depreciation                       (124,542)   (112,051)
-----------------------------------------------------------------------
                                                  $ 126,407     123,310
-----------------------------------------------------------------------

6.  GOODWILL
    A summary of goodwill follows:

    (dollars in thousands)                            2000        1999
-----------------------------------------------------------------------
    goodwill                                      $  55,547      55,547
    accumulated amortization                         (5,674)     (4,278)
-----------------------------------------------------------------------
                                                  $  49,873      51,269
-----------------------------------------------------------------------


7.  ACCOUNTS PAYABLE
    A summary of accounts payable follows:

    (dollars in thousands)                             2000        1999
-----------------------------------------------------------------------
    accounts payable - trade                      $  26,479      25,450
    accounts payable - capital expenditures          10,808         237
-----------------------------------------------------------------------
                                                  $  37,287      25,687
-----------------------------------------------------------------------

8.  ACCRUED EXPENSES
    A summary of accrued expenses follows:

    (dollars in thousands)                             2000        1999
-----------------------------------------------------------------------
    compensation and benefits                     $  14,748      13,136
    other                                             7,360       7,890
-----------------------------------------------------------------------
                                                  $  22,108      21,026
-----------------------------------------------------------------------

9.  INCOME TAXES
    A summary of income taxes follows:

    (dollars in thousands)                 2000        1999        1998
-----------------------------------------------------------------------
    current
      federal                           $   657      (1,508)      2,698
      state                                  45        (442)        493
      Canadian                            1,436       2,092       1,729
-----------------------------------------------------------------------
                                          2,138         142       4,920
-----------------------------------------------------------------------
    deferred
      federal                             1,514         612         563
      state                                 378         279         102
      Canadian                              284         173         751
-----------------------------------------------------------------------
                                          2,176       1,064       1,416
-----------------------------------------------------------------------
                                         $4,314       1,206       6,336
-----------------------------------------------------------------------

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

    The following schedule summarizes the principal differences between income taxes at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:
                                                         1999        1998
                                                2000  (restated)  (restated)
----------------------------------------------------------------------------
    federal income tax rate                     35.0%       35.0%       35.0%
    state income taxes, net of federal
      income tax benefit                         2.0        (2.2)        1.7
    exempt income of foreign sales corporation  (3.6)       (2.8)       (6.2)
    gains on life insurance contracts           (1.5)       (3.9)       (0.9)
    other                                       (0.4)       (1.3)       (1.3)
----------------------------------------------------------------------------
                                                31.5%       24.8%       28.3%
----------------------------------------------------------------------------

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:

    (dollars in thousands)                              2000        1999
-------------------------------------------------------------------------
    deferred tax liabilities:
       property, plant and equipment, net           $ (14,987)    (13,038)
       goodwill                                        (3,175)     (2,431)
       other                                           (1,324)       (108)
-------------------------------------------------------------------------
          total deferred tax liabilities              (19,486)    (15,577)
    deferred tax assets:
       accounts receivable                                843         840
       inventories                                      2,396       1,733
       compensation                                     2,358       1,995
       liabilities and reserves                         1,381       1,841
       alternative minimum tax                          1,485         849
       net operating loss carryforwards                   528           0
-------------------------------------------------------------------------
          gross deferred tax assets                     8,991       7,258
          valuation allowance                               0           0
-------------------------------------------------------------------------
          total deferred tax assets                     8,991       7,258
-------------------------------------------------------------------------
                                                    $ (10,495)     (8,319)
-------------------------------------------------------------------------

    Deferred taxes are classified in the accompanying consolidated balance sheet captions as follows:

    (dollars in thousands)                              2000        1999
------------------------------------------------------------------------
    other current assets                           $   6,964       6,264
    deferred income taxes                            (17,459)    (14,583)
------------------------------------------------------------------------
                                                   $ (10,495)     (8,319)
------------------------------------------------------------------------

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

    Income taxes paid, net of income tax refunds, were $2,027,000 in 2000; $2,217,000 in 1999; and $5,218,000 in 1998.

10. LONG-TERM DEBT
    A summary of long-term debt follows:

    (dollars in thousands)                               2000        1999
-------------------------------------------------------------------------
    senior unsecured notes                          $  75,000      75,000
    industrial revenue bonds and other obligations     32,452      35,278
    revolving credit facility                          25,000      25,000
    obligations to sellers                              5,034       6,712
-------------------------------------------------------------------------
                                                      137,486     141,990
    current maturities                                 (1,678)     (1,678)
-------------------------------------------------------------------------
                                                    $ 135,808     140,312
-------------------------------------------------------------------------

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

    The following table summarizes certain data regarding the interest rate swaps:

    notional amount    interest rate    expiration date
    ---------------------------------------------------
      $5,000,000            6.9%          June 2002
      $5,000,000            6.6%          July 2002

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

    A summary of the status of the plan as of April 30, 2000, May 2, 1999 and May 3, 1998 and changes during the years ended on those dates is presented below:

                                              2000              1999              1998
------------------------------------------------------------------------------------------
                                              Weighted-         Weighted-         Weighted-
                                              Average           Average           Average
                                              Exercise          Exercise          Exercise
                                  Shares        Price   Shares    Price   Shares    Price
------------------------------------------------------------------------------------------
 Outstanding at beginning
    of year                         622,052  $ 10.04   429,427  $11.06    407,228  $ 8.69
 Granted                             49,375     8.80   209,375    7.62     87,250   20.34
 Exercised                           (7,313)    2.82   (10,750)   3.28    (65,051)   8.63
 Canceled/expired                    (3,000)   20.25    (6,000)  10.56        -       -
-----------------------------------------------------------------------------------------
 Outstanding at end of year         661,114     9.98   622,052   10.04    429,427   11.06
-----------------------------------------------------------------------------------------
 Options exercisable at
    year-end                        461,114    10.88   422,052   11.18    353,427    9.08
 Weighted-average fair value
    of options granted during the
    year                              $3.54              $2.88              $7.53
-----------------------------------------------------------------------------------------

                           Options Outstanding                              Options Exercisable
---------------------------------------------------------------------------------------------------
                         Number       Weighted-Avg.                       Number
       Range of        Outstanding   Remaining         Weighted-Avg.     Exercisable  Weighted-Avg.
Exercise Prices       at 4/30/00     Contractual Life  Exercise Price    at 4/30/00  Exercise Price
---------------------------------------------------------------------------------------------------
   $  2.82 - $ 7.50     110,114       3.3 years            $4.96           110,114         $4.96
   $  7.63 - $ 7.63     200,000       8.4                   7.63            40,000          7.63
   $  7.75 - $12.13     192,375       5.6                   9.52           152,375          9.63
   $ 12.75 - $20.94     158,625       5.9                  17.00           158,625         17.00
                        -------       ---                  -----           -------         -----
                        661,114       6.1                   9.98           461,114         10.88
                        -------       ---                  -----           -------         -----

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

                                                              1999       1998
    (in thousands, except per share data)       2000       (restated) (restated
--------------------------------------------------------------------------------
    Net income              As reported            $9,380      3,650     16,067
                            Pro forma               9,145      3,375     15,931
--------------------------------------------------------------------------------
    Net income per share    As reported            $ 0.81       0.28       1.26
                            Pro forma                0.79       0.26       1.25
--------------------------------------------------------------------------------
    Net income per share,   As reported            $ 0.80       0.28       1.23
      assuming dilution     Pro forma                0.78       0.26       1.22
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

    In addition to the defined contribution plan, the company has a nonqualified deferred compensation plan covering officers and certain other associates. The company's nonqualified plan liability of $4,788,000 and $4,044,000 at April 30, 2000 and May 2, 1999,
    respectively, is included in accrued expenses in the accompanying consolidated balance sheets. As restated (see note 17 to the consolidated financial statements), the company also had assets related to the nonqualified plan of $4,864,000 and $4,193,000 at April 30, 2000 and May 2, 1999, respectively, which are included in other assets in the accompanying consolidated balance sheets.

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

    International sales, of which 94% were denominated in U.S. dollars in 2000, 1999, and 1998, accounted for 23% of net sales in 2000 and 1999 and 29% in 1998, and are summarized by geographic area as follows:

    (dollars in thousands)                     2000        1999        1998
------------------------------------------------------------------------------
    North America (excluding USA)            $  36,032      31,102      31,160
    Europe                                      16,351      19,578      30,775
    Middle East                                 32,929      33,996      34,412
    Asia and Pacific Rim                        19,102      21,371      32,344
    South America                                2,343       3,484       5,158
    All other areas                              4,347       3,823       3,374
------------------------------------------------------------------------------
                                             $ 111,104     113,354     137,223
------------------------------------------------------------------------------

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

    Sales, gross profit and inventories for the company's operating segments are as follows:

    (dollars in thousands)                     2000        1999        1998
------------------------------------------------------------------------------
    Net sales
        Upholstery Fabrics                   $ 382,310     387,644     389,430
        Mattress Ticking                       105,769      95,440      87,285
------------------------------------------------------------------------------
                                             $ 488,079     483,084     476,715
------------------------------------------------------------------------------

    Gross profit
        Upholstery Fabrics                   $  58,547      52,286      61,922
        Mattress Ticking                        26,118      23,822      21,639
------------------------------------------------------------------------------
                                             $  84,665      76,108      83,561
------------------------------------------------------------------------------

    Inventories

        Upholstery Fabrics                   $  60,305      55,565      66,336
        Mattress Ticking                        14,166      11,505      12,258
------------------------------------------------------------------------------
                                             $  74,471      67,070      78,594
------------------------------------------------------------------------------

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

16. FOREIGN EXCHANGE FORWARD CONTRACTS
    The company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firm commitments to purchase certain machinery and equipment and raw materials. The company had $4,761,000 and $0 of outstanding foreign exchange forward contracts as of April 30, 2000 and May 2, 1999, respectively (denominated in Euros, German deutsche marks and Swiss francs at April 30, 2000). Due to the short maturity of these financial instruments, the fair values of these contracts approximate the contract amounts at April 30, 2000 and May 2, 1999, respectively.

17. RESTATEMENT
    During January 2001, the company terminated the nonqualified deferred compensation plan covering officers and certain other associates. As a result, the company surrendered the life insurance contracts related to the nonqualified plan in order to pay the participants. The proceeds from those life insurance contracts resulted in an amount greater than had previously been recorded by the company attributable to gains that occurred in 1999 and 1998. In order to properly reflect these gains, the company is restating its financial statements and certain disclosures previously reported in its financial statements for the years ended April 30, 2000, May 2, 1999 and May 3, 1998. The effect of the correction for these gains was a reduction of other expense and, as a result, an increase in income before income taxes and net income by $548,000 in 1999 and $554,000 in 1998. The effect of the correction increased other assets and retained earnings in the consolidated balance sheets as of April 30, 2000, May 2, 1999 and May 3, 1998 by $1,102,000,
    $1,102,000 and $554,000, respectively.

 SELECTED QUARTERLY DATA

                                       fiscal       fiscal      fiscal       fiscal      fiscal       fiscal       fiscal   fiscal
                                         2000         2000        2000         2000        1999         1999         1999     1999
(amounts in thousands,              4th quarter 3rd quarter 2nd quarter  1st quarter 4th quarter 3rd quarter 2nd quarter 1st quarter
except per share amounts)             (restated)  (restated)  (restated)   (restated)  (restated)  (restated)  (restated) (restated)
------------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
   net sales                             $129,419   113,181    129,542      115,937      132,165      112,093    128,159   110,667
   cost of sales                          107,342    94,712    105,835       95,525      109,324       92,911    107,685    97,056
------------------------------------------------------------------------------------------------------------------------------------
      gross profit                         22,077    18,469     23,707       20,412       22,841       19,182     20,474    13,611
   SG & A expenses                         14,913    13,949     16,035       15,038       15,921       14,100     15,474    14,473
------------------------------------------------------------------------------------------------------------------------------------
      income (loss) from operations         7,164     4,520      7,672        5,374        6,920        5,082      5,000      (862)
   interest expense                         2,255     2,366      2,484        2,416        2,482        2,308      2,464     2,361
   interest income                            (10)       (8)       (16)         (17)        (113)         (10)       (19)      (53)
   other expense (income) (6)                 366       229        416          555          397          (96)       755       808
------------------------------------------------------------------------------------------------------------------------------------
      income (loss) before income taxes (6) 4,553     1,933      4,788        2,420        4,154        2,880      1,800    (3,978)
   income taxes                             1,362       501      1,628          823        1,109          753        644    (1,300)
------------------------------------------------------------------------------------------------------------------------------------
      net income (loss) (6)                 3,191     1,432      3,160        1,597        3,045        2,127      1,156    (2,678)
------------------------------------------------------------------------------------------------------------------------------------
   EBITDA (3) (6)                        $ 12,178     9,655     12,412        9,977       11,683       10,110      9,498     3,104
   depreciation                             4,981     4,965      4,757        4,759        4,764        4,587      4,822     4,376
   cash dividends                             393       396        399          423          423          455        455       455
------------------------------------------------------------------------------------------------------------------------------------
   weighted average shares outstanding     11,213    11,296     11,749       12,063       12,645       12,995     12,995    13,000
   weighted average shares outstanding,
      assuming dilution                    11,298    11,389     11,868       12,219       12,742       13,124     13,120    13,000
------------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
   net income (loss) (6)                 $   0.28      0.13       0.27         0.13         0.24         0.16       0.09     (0.21)
   net income (loss), assuming dilution (6)  0.28      0.13       0.27         0.13         0.24         0.16       0.09     (0.21)
   cash dividends                           0.035     0.035      0.035        0.035        0.035        0.035      0.035     0.035
   book value (6)                           11.57     11.31      11.17        10.73        10.63        10.09       9.96      9.91
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
   working capital                       $  99,977    97,440     92,800      100,394       99,324       95,712    102,336  103,406
   property, plant and equipment, net      126,407   123,303    124,318      120,971      123,310      125,885    126,050  127,287
   total assets (6)                        343,980   337,308    339,778      328,924      331,714      327,401    342,387  343,214
   capital expenditures                      8,085     3,950      8,104        2,420        2,189        2,057      3,585    2,858
   long-term debt                          135,808   137,052    133,875      136,228      140,312      140,210    150,210  154,383
   funded debt (1)                         137,486   137,683    134,468      136,222      138,650      138,472    148,479  153,559
   shareholders' equity (6)                129,640   126,867    126,482      129,229      128,428      131,161    129,489  128,788
   capital employed (4) (6)                267,126   264,550    260,950      265,451      267,078      269,633    277,968  282,347
------------------------------------------------------------------------------------------------------------------------------------
RATIOS & OTHER DATA
   gross profit margin                       17.1%     16.3%      18.3%        17.6%        17.3%        17.1%      16.0%     12.3%
   operating income (loss) margin             5.5       4.0        5.9          4.6          5.2          4.5        3.9      (0.8)
   net income (loss) margin (6)               2.5       1.3        2.4          1.4          2.3          1.9        0.9      (2.4)
   EBITDA margin (6)                          9.4       8.5        9.6          8.6          8.8          9.0        7.4       2.8
   effective income tax rate (6)             29.9      25.9       34.0         34.0         26.7         26.1       35.8      32.7
   funded debt-to-total capital ratio (1)(6) 51.5      52.0       51.5         51.3         51.9         51.4       53.4      54.4
   working capital turnover                   4.4       4.5        4.4          4.4          4.3          4.4        4.4       4.5
   days sales in receivables                   53        49         49           45           49           47         52        48
   inventory turnover                         5.5       4.8        5.5          5.4          6.4          5.2        5.7       4.9
------------------------------------------------------------------------------------------------------------------------------------
STOCK DATA
   stock price
      high                                $  9.88      7.50      10.31        11.06         8.50         8.94      10.44     19.13
      low                                    5.00      5.88       6.69         7.25         5.13         6.50       5.94      9.19
      close                                  5.81      6.00       6.94        10.13         8.25         6.56       7.25      9.19
   P/E ratio (2)
      high (6)                               12.2       9.7       12.8         17.7         30.1         23.1       19.3      23.9
      low (6)                                 6.2       7.6        8.3         11.6         18.1         16.8       11.0      11.5
   daily average trading volume (shares)     12.0      10.0       18.8         21.9         34.9         20.3       27.5      38.5
------------------------------------------------------------------------------------------------------------------------------------
(1)   Funded debt includes long- and short-term debt, less restricted investments.
(2)   P/E ratios based on trailing 12-month net income per share.
(3)   EBITDA represents earnings before interest, income taxes, depreciation and amortization.
(4)   Capital employed includes funded debt and shareholders' equity.
(5)   Phillips, Wetumpka and Artee included in consolidated results from their August 5, 1997, December 30, 1997 and February 2, 1998 acquisitions by Culp, respectively.
(6)   As restated (see note 17 to the consolidated financial statements)


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

                                    PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Information with respect to executive officers and directors of the Company is included in the Company's definitive Proxy Statement filed within 120 days after the end of the Company's fiscal year pursuant to Regulation 14A of the Securities and Exchange Commission, under the caption "Nominees, Directors and Executive Officers," which information is herein incorporated by reference.


                       ITEM 11.  EXECUTIVE COMPENSATION

            Information with respect to executive compensation is included in the Company's definitive Proxy Statement filed within 120 days after the end of the Company's fiscal year pursuant to Regulation 14A of the Securities and Exchange Commission, under the caption "Executive Compensation," which information is herein incorporated by reference.


             ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

            Information  with  respect to the  security  ownership  of certain beneficial owners and management is included in the Company's definitive Proxy Statement filed within 120 days after the end of the Company's fiscal year pursuant to Regulation 14A of the Securities and Exchange Commission, under the caption "Voting Securities," which information is herein incorporated by reference.

           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Information  with  respect to certain  relationships  and  related transactions is included in the Company's definitive Proxy Statement filed within 120 days after the end of the Company's fiscal year pursuant to Regulation 14A of the Securities and Exchange Commission, under the subcaption "Certain Relationships and Related Transactions," which information is herein incorporated by reference.

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

     27        Financial Data Schedule

b)    Reports on Form 8-K:

      The Company filed the following report on Form 8-K during the quarter ended April 30, 2000:

      (1)Form 8-K dated  February 14, 2000,  included under Item 5,
         Other Events, included The Company's press release for quarterly earnings and the Financial Information Release relating to certain financial information for the quarter ended January 30, 2000.

c)    Exhibits:

      The exhibits to this Form 10-K are filed at the end of this Form 10-K immediately preceded by an index. A list of the exhibits begins on page 54 under the subheading "Exhibits Index".

d)    Financial Statement Schedules:

      See Item 14(a) (2)

                               SIGNATURES

                 Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of April 2001.

                        CULP, INC.
                        By /s/    Robert G. Culp, III
                                  Robert G. Culp, III
                                 (Chairman and Chief Executive Officer)

                        By: /s/   Phillip W. Wilson
                                  Phillip W. Wilson
                                 (Vice  President  and  Chief  Financial  and
                                  Accounting Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of April 2001.

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