Form 10-Q/A
period 2000-07-30
CULP INC
filed 2001-04-25
CIK 723603

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-Q/A

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
                                Par Value: $.05

This amendment reflects the restatement of the financial statements as of July 30, 2000, April 30, 2000 and August 1, 1999 due to not properly recognizing certain gains that occurred in 1999 and 1998. See note 12 to the consolidated financial statements in Item 1 for a description of the restatement.

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

Item 3.   Quantitative and Qualitative Disclosures About                    I-17
Market Risk


Part II - Other Information
-------------------------------------

Item 6.   Exhibits and Reports on Form 8-K                                  II-1

Signature                                                                   II-8

                                           CULP, INC.
                            CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                   FOR THE THREE MONTHS ENDED JULY 30, 2000 AND AUGUST 1, 1999

                        (Amounts in Thousands, Except for Per Share Data)

                                                   THREE MONTHS ENDED (UNAUDITED)
                                               --------------------------------------------------------------
                                                      Amounts                              Percent of Sales
                                              -----------------------                  -----------------------
                                               July 30,    August 1,     % Over
                                                2000         1999       (Under)          2001        2000
                                              ----------  -----------  ----------      ----------- -----------
Net sales                                $    101,878      115,937      (12.1) %         100.0 %     100.0 %
Cost of sales                                  87,704       95,525       (8.2) %          86.1 %      82.4 %
                                              ----------  -----------  ----------      ----------- -----------
       Gross profit                            14,174       20,412      (30.6) %          13.9 %      17.6 %

Selling, general and
  administrative expenses                      13,778       15,038       (8.4) %          13.5 %      13.0 %
                                              ----------  -----------  ----------      ----------- -----------
       Income from operations                     396        5,374      (92.6) %           0.4 %       4.6 %

Interest expense                                2,323        2,416       (3.8) %           2.3 %       2.1 %
Interest income                                    (7)         (17)     (58.8) %          (0.0)%      (0.0)%
Other expense (income), net                       741          555       33.5  %           0.7 %       0.5 %
                                              ----------  -----------  ----------      ----------- -----------
       Income (loss) before income taxes       (2,661)       2,420     (210.0) %          (2.6)%       2.1 %

Income taxes  *                                  (905)         823     (210.0) %          34.0 %      34.0 %
                                              ----------  -----------  ----------      ----------- -----------
       Net income (loss)                  $    (1,756)       1,597     (210.0) %          (1.7)%       1.4 %
                                              ==========  ===========  ==========      =========== ===========

Net income (loss) per share                    ($0.16)        $0.13    (223.1) %
Net income (loss) per share,assuming dilution  ($0.16)        $0.13    (223.1) %
Dividends per share                            $0.035        $0.035       0.0  %
Average shares outstanding                     11,209        12,063      (7.1) %
Average shares outstanding, assuming dilution  11,209        12,219      (8.3) %



 * Percent of sales column is calculated as a % of income
(loss) before income taxes.

                                               CULP, INC.
                                      CONSOLIDATED BALANCE SHEETS
                            JULY 30, 2000, AUGUST 1, 1999 AND APRIL 30, 2000
                                               Unaudited
                                         (Amounts in Thousands)

                                                 Amounts                    Increase
                                       -----------------------------       (Decrease)           (1)(2)
                                        (2) July 30,   (2)August 1, ------------------------     April
                                             2000          1999        Dollars       Percent    30, 2000
                                       --------------  -----------  -----------    ---------  ----------
Current assets
      Cash and cash investments      $         1,654        1,097          557       50.8 %       1,007
      Accounts receivable                     58,851       61,984       (3,133)      (5.1)%      75,223
      Inventories                             74,600       75,337         (737)      (1.0)%      74,471
      Other current assets                    11,565       10,860          705        6.5 %      10,349
                                       --------------  -----------  -----------    ---------  ----------
               Total current assets          146,670      149,278       (2,608)      (1.7)%     161,050

Restricted investments                             0        1,684       (1,684)    (100.0)%           0
Property, plant & equipment, net             123,636      120,971        2,665        2.2 %     126,407
Goodwill                                      49,525       50,920       (1,395)      (2.7)%      49,873
Other assets                                   6,652        6,071          581        9.6 %       6,650
                                       --------------  -----------  -----------    ---------  ----------

               Total assets          $       326,483      328,924       (2,441)      (0.7)%     343,980
                                       ==============  ===========  ===========    =========  ==========

Current liabilities
      Current maturities of
        long-term debt               $         1,678        1,678            0        0.0 %       1,678
      Accounts payable                        24,942       26,099       (1,157)      (4.4)%      37,287
      Accrued expenses                        19,762       20,309         (547)      (2.7)%      22,108
      Income taxes payable                         0          798         (798)    (100.0)%           0
                                       --------------  -----------  -----------    ---------  ----------
               Total current liabilities      46,382       48,884       (2,502)      (5.1)%      61,073


Long-term debt                               135,150      136,228       (1,078)      (0.8)%     135,808

Deferred income taxes                         17,459       14,583        2,876       19.7 %      17,459
                                       --------------  -----------  -----------    ---------  ----------
               Total liabilities             198,991      199,695         (704)      (0.4)%     214,340

Shareholders' equity                         127,492      129,229       (1,737)      (1.3)%     129,640
                                       --------------  -----------  -----------    ---------  ----------

               Total liabilities and
               shareholders' equity $        326,483      328,924       (2,441)      (0.7)%     343,980
                                        ==============  ===========  ===========    =========  ==========

Shares outstanding                            11,209       12,040         (831)      (6.9)%      11,209
                                        ==============  ===========  ===========    =========  ==========


(1)  Derived from audited financial statements.
(2)  As restated (see note 12 to the consolidated financial statements)

                                   CULP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED JULY 30, 2000 AND AUGUST 1, 1999
                                    Unaudited
                             (Amounts in Thousands)

                                                                      THREE MONTHS ENDED
                                                                    --------------------------
                                                                            Amounts
                                                                    ------------------------
                                                                     July 30,    August 1,
                                                                       2000         1999
                                                                    -----------  -----------
Cash flows from operating activities:
    Net income  (loss)                                           $      (1,756)       1,597
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
          Depreciation                                                   5,060        4,759
          Amortization of intangible assets                                399          399
          Changes in assets and liabilities:
             Accounts receivable                                        16,372        8,519
             Inventories                                                  (129)      (8,267)
             Other current assets                                       (1,216)      (1,227)
             Other assets                                                  147          (41)
             Accounts payable                                           (6,886)         270
             Accrued expenses                                           (2,346)        (717)
             Income taxes payable                                            0          798
                                                                    -----------  -----------
               Net cash provided by operating activities                 9,645        6,090
                                                                    -----------  -----------
Cash flows from investing activities:
    Capital expenditures                                                (2,289)      (2,420)
    Purchases of restricted investments                                      0          (15)
    Purchase of investments to fund deferred compensation liability       (200)           0
    Sale of restricted investments                                           0        1,671
                                                                    -----------  -----------
               Net cash used in investing activities                    (2,489)        (764)
                                                                    -----------  -----------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                 0        3,333
    Principal payments on long-term debt                                  (658)      (7,417)
    Change in accounts payable-capital expenditures                     (5,459)         142
    Dividends paid                                                        (392)        (423)
    Payments to acquire common stock                                         0         (393)
    Proceeds from common stock issued                                        0           20
                                                                    -----------  -----------
               Net cash used in financing activities                    (6,509)      (4,738)
                                                                    -----------  -----------

Increase in cash and cash investments                                      647          588

Cash and cash investments at beginning of period                         1,007          509
                                                                    -----------  -----------

Cash and cash investments at end of period                      $        1,654        1,097
                                                                    ===========  ===========

                                          CULP, INC.
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                         (Unaudited)

(Dollars in thousands, except share and per share data)

                                                                Capital
                                           Common Stock       Contributed                      Total
                                    ------------------------   in Excess      Retained     Shareholders'
                                       Shares       Amount    of Par Value    Earnings        Equity
------------------------------------------------------------------------------------------------------
Balance, May 2, 1999 (1)              12,079,171   $    604   $    37,966   $    89,858   $   128,428
    Cash dividends ($0.14 per share)                                             (1,611)       (1,611)
    Net income                                                                    9,380         9,380
    Common stock issued in connection
       with stock option plans            13,813          1            78                          79
    Common stock purchased              (884,264)       (45)       (2,778)       (3,813)       (6,636)
------------------------------------------------------------------------------------------------------
Balance, April 30, 2000 (1)           11,208,720        560        35,266        93,814       129,640
    Cash dividends ($0.035 per share)                                              (392)         (392)
    Net loss                                                                     (1,756)       (1,756)
------------------------------------------------------------------------------------------------------
Balance,  July 30, 2000(1)            11,208,720   $    560   $    35,266   $    91,666   $   127,492
======================================================================================================

(1)  As restated (see note 12 to the consolidated financial statements)


                                    Culp, Inc.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiary include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. All of these adjustments are of a normal recurring nature except as disclosed in note 12 to the financial statements. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company's annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended April 30, 2000.
================================================================================

2.  Accounts Receivable

      A summary of accounts receivable follows (dollars in thousands):
--------------------------------------------------------------------------------

                                                July 30, 2000     April 30, 2000
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

   A summary of inventories follows (dollars in thousands):
--------------------------------------------------------------------------------

                                               July 30, 2000      April 30, 2000
--------------------------------------------------------------------------------

Raw materials                                   $   42,567        $   43,661
Work-in-process                                      5,625             5,970
Finished goods                                      27,301            25,733
--------------------------------------------------------------------------------

Total inventories valued at FIFO cost               75,493            75,364
Adjustments of certain inventories to the
   LIFO cost method                                   (893)             (893)
--------------------------------------------------------------------------------

                                                $   74,600        $   74,471
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

     At July 30, 2000, the company had two interest rate swap agreements with a bank in order to reduce its exposure to floating interest rates on a portion of its variable rate borrowings. The following table summarizes certain data regarding the interest rate swaps:

            notional amount          interest rate       expiration date
            ---------------          -------------       ---------------
            $  5,000,000                  6.9%              June 2002
            $  5,000,000                  6.6%              July 2002

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


10. Net Income (Loss) Per Share

     The following table reconciles the numerators and denominators of net income (loss) per share and net income (loss) per share, assuming dilution for the three months ended July 30, 2000 and August 1, 1999:

                                                   THREE MONTHS ENDED
                      ------------------------------------------------------------------------
                                  July 30, 2000                          August 1, 1999
                      ---------------------------------     ----------------------------------
 (Amounts in thousands,    (Loss)      Shares      Per Share      Income       Shares     Per Share
except per share data) (Numerator) (Denominator)   Amount      (Numerator)  (Denominator)  Amount
                       -----------   ----------    ---------   -----------   ----------   --------
Net income(loss) per
    share                ($1,756)     11,209        ($0.16)       $1,597        12,063      $0.13
                                                    =========                             ========
Effect of dilutive
    securities:
       Options            -                -                           -           156
                       -----------   ----------                -----------   ----------

Net income(loss) per
     share, assuming
     dilution            ($1,756)     11,209        ($0.16)       $1,597        12,219      $0.13
                       ===========   ==========     =========  ===========   ==========   ========



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

================================================================================

12.  Restatement

     During January 2001, the company terminated the nonqualified deferred compensation plan covering officers and certain other associates. As a result, the company surrendered the life insurance contracts related to the nonqualified plan in order to pay the participants. The proceeds from those life insurance contracts resulted in an amount greater than had previously been recorded by the company attributable to gains that occurred in 1999 and 1998. In order to properly reflect these gains, the company restated its financial statements and certain disclosures previously reported in its financial statements as of July 30, 2000, April 30, 2000 and August 1, 1999. The effect of the correction for these gains increased other assets and retained earnings by $1,102,000 in the consolidated balance sheets as of July 30, 2000, April 30, 2000 and August 1, 1999, respectively.

                                      CULP, INC.
                              SALES BY SEGMENT/DIVISION
             FOR THE THREE MONTHS ENDED JULY 30, 2000 AND AUGUST 1, 1999

                                (Amounts in thousands)

                                           THREE MONTHS ENDED (UNAUDITED)
                               --------------------------------------------------------
                                    Amounts                         Percent of Total
                                                                         Sales
                               -------------------                ---------------------
                               July 30,  August 1,    % Over
Segment/Division                 2000      1999       (Under)     2001        2000
----------------------------   --------- ---------   -----------  ---------   ---------
Upholstery Fabrics
    Culp Decorative Fabrics $    41,533    50,516    (17.8) %      40.8 %      43.6 %
    Culp Velvets/Prints          30,074    36,209    (16.9) %      29.5 %      31.2 %
    Culp Yarn                     3,319     4,129    (19.6) %       3.3 %       3.6 %
                               --------- ---------   -----------  ---------   ---------
                                 74,926    90,854    (17.5) %      73.5 %      78.4 %

Mattress Ticking
    Culp Home Fashions           26,952    25,083      7.5  %      26.5 %      21.6 %
                               --------- ---------   -----------  ---------   ---------

                          * $   101,878   115,937    (12.1) %     100.0 %     100.0 %
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

                                        CULP, INC.
                          INTERNATIONAL SALES BY GEOGRAPHIC AREA
                FOR THE THREE MONTHS ENDED JULY 30, 2000 AND AUGUST 1, 1999

                                  (Amounts in thousands)

                                             THREE MONTHS ENDED (UNAUDITED)
                              --------------------------------------------------------------
                                      Amounts                        Percent of Total Sales
                              ------------------------               -----------------------
                               July 30,     August 1,    % Over
     Geographic Area             2000         1999       (Under)      2001        2000
--------------------------    ------------  ----------  ----------   ----------   ----------
North America (Excluding USA) $     8,395       7,676     9.4 %        42.9 %      32.2 %
Europe                              1,452       2,929   (50.4)%         7.4 %      12.3 %
Middle East                         5,043       6,992   (27.9)%        25.7 %      29.4 %
Far East & Asia                     3,236       4,309   (24.9)%        16.5 %      18.1 %
South America                         306         620   (50.6)%         1.6 %       2.6 %
All other areas                     1,156       1,287   (10.2)%         5.9 %       5.4 %
                              ------------  ----------  ----------   ----------   ----------

                          $        19,588      23,813   (17.7)%       100.0 %     100.0 %
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

Item 2.

                        Management's Discussion and Analysis of Financial
                               Condition and Results of Operations

The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report. As discussed in Note 12 to the Consolidated Financial Statements, the company has restated its previously issued Consolidated Financial Statements as of July 30, 2000, April 30, 2000 and August 1, 1999. As a result, certain disclosures in item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) have been restated as well.

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


Liquidity and Capital Resources

Liquidity. Cash and cash investments were $1.7 million as of July 30, 2000, compared with $1.1 million at August 1, 1999, and $1.0 million at the end of fiscal 2000. Funded debt (long-term debt, including current maturities, less restricted investments) was $136.8 million at July 30, 2000, compared with $136.2 million at August 1, 1999 and $137.5 million at April 30, 2000. As a percentage of total capital (funded debt plus total stockholders' equity), the company's borrowings amounted to 51.8% at July 30, 2000, compared with 51.3% at August 1, 1999, and 51.5% at April 30, 2000. The company's working capital as of July 30, 2000 was $100.3 million, compared with $100.4 million as of August 1, 1999, and $100.0 million at the close of fiscal 2000.

The company's cash flow from operations was $9.6 million for the first three months of fiscal 2001, consisting of $3.7 million from operations (net loss plus depreciation and amortization) plus $5.9 million from the decrease in working capital. The decrease in working capital was primarily due to a $16.4 million decrease in accounts receivable offset by a $6.9 million decrease in accounts payable, a $2.3 million decrease in accrued expenses and a $1.2 million increase in other current assets.

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

Restatement

During January 2001, the company terminated the nonqualified deferred compensation plan covering officers and certain other associates. As a result, the company surrendered the life insurance contracts related to the nonqualified plan in order to pay the participants. The proceeds from those life insurance contracts resulted in an amount greater than had previously been recorded by the company attributable to gains that occurred in 1999 and 1998. In order to properly reflect these gains, the company restated its financial statements and certain disclosures previously reported in its financial statements as of July 30, 2000, April 30, 2000 and August 1, 1999. The effect of the correction for these gains increased other assets and retained earnings by $1,102,000 in the consolidated balance sheets as of July 30, 2000, April 30, 2000 and August 1, 1999, respectively.

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


                                    CULP, INC.
                                    (Registrant)


Date:   April 25, 2001          By:  s/s  Phillip W. Wilson
                                          Phillip W. Wilson
                                          Vice President and Chief Financial
                                          and Accounting Officer

                                          (Authorized to sign on behalf
                                          of the registrant and also sign-
                                          ing as principal financial officer)