Form 10-Q/A
period 2000-10-29
CULP INC
filed 2001-04-25
CIK 723603

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
                                Par Value: $.05

This amendment reflects the restatement of the financial statements as of October 29, 2000, April 30, 2000 and October 31, 1999 due to not properly recognizing certain gains that occurred in 1999 and 1998. See note 12 to the consolidated financial statements in Item 1 for a description of the restatement.

                           INDEX TO FORM 10-Q
                    For the period ended October 29, 2000

Part I -  Financial Statements.                                           Page
------------------------------------------                               -------

Item 1.    Unaudited Interim Consolidated Financial Statements:

Consolidated Statements of Income (Loss)-Three and Six Months Ended         I-1
     October 29, 2000 and October 31, 1999

Consolidated  Balance  Sheets-October  29,  2000,  October  31, 1999 and    I-2
     April 30, 2000

Consolidated  Statements  of Cash  Flows---Six  Months Ended October 29,    I-3
     2000 and October 31, 1999

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

Item 6.   Exhibits and Reports on Form 8-K                                  II-2

Signature                                                                   II-9

                                           CULP, INC.
                            CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                     FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 29, 2000
                                      AND OCTOBER 31, 1999

                       (Amounts in Thousands, Except for Per Share Data)

                                                              THREE MONTHS ENDED (UNAUDITED)
                                            --------------------------------------------------------------
                                                    Amounts                              Percent of Sales
                                            -----------------------                  -----------------------
                                            October 29,  October 31,  % Over
                                                2000        1999       (Under)          2001        2000
                                            -----------  ----------  -----------     ----------- -----------
Net sales                                 $    110,981     129,542     (14.3) %         100.0 %     100.0 %
Cost of sales                                   94,094     105,835     (11.1) %          84.8 %      81.7 %
                                            -----------  ----------  -----------     ----------- -----------
       Gross profit                             16,887      23,707     (28.8) %          15.2 %      18.3 %

Selling, general and
  administrative expenses                       13,491      16,035     (15.9) %          12.2 %      12.4 %
                                            -----------  ----------  -----------     ----------- -----------
       Income from operations                    3,396       7,672     (55.7) %           3.1 %       5.9 %

Interest expense                                 2,285       2,484      (8.0) %           2.1 %       1.9 %
Interest income                                    (15)        (16)     (6.3) %          (0.0)%      (0.0)%
Other expense (income), net                        575         416      38.2  %           0.5 %       0.3 %
                                            -----------  ----------  -----------     ----------- -----------
       Income before income taxes                  551       4,788     (88.5) %           0.5 %       3.7 %

Income taxes  *                                    209       1,628     (87.2) %          37.9 %      34.0 %
                                            -----------  ----------  -----------     ----------- -----------
       Net income                         $        342       3,160     (89.2) %           0.3 %       2.4 %
                                            ===========  ==========  ===========     =========== ===========

Net income per share                             $0.03       $0.27     (88.9) %
Net income per share, assuming dilution          $0.03       $0.27     (88.9) %
Dividends per share                             $0.035      $0.035       0.0  %
Average shares outstanding                      11,209      11,749      (4.6) %
Average shares outstanding, assuming dilution   11,270      11,868      (5.0) %



                                                           SIX MONTHS ENDED (UNAUDITED)
                                             --------------------------------------------------------------
                                                     Amounts                              Percent of Sales
                                             -----------------------                  -----------------------
                                             October 29,  October 31,  % Over
                                                2000        1999       (Under)           2001        2000
                                             -----------  ----------  -----------     ----------- -----------

Net sales                                 $    212,859     245,479     (13.3) %         100.0 %     100.0 %
Cost of sales                                  181,798     201,360      (9.7) %          85.4 %      82.0 %
                                             -----------  ----------  -----------     ----------- -----------
       Gross profit                             31,061      44,119     (29.6) %          14.6 %      18.0 %

Selling, general and
  administrative expenses                       27,269      31,073     (12.2) %          12.8 %      12.7 %
                                             -----------  ----------  -----------     ----------- -----------
       Income from operations                    3,792      13,046     (70.9) %           1.8 %       5.3 %

Interest expense                                 4,608       4,900      (6.0) %           2.2 %       2.0 %
Interest income                                    (22)        (33)    (33.3) %          (0.0)%      (0.0)%
Other expense (income), net                      1,316         971      35.5  %           0.6 %       0.4 %
                                             -----------  ----------  -----------     ----------- -----------
       Income (loss) before income taxes        (2,110)      7,208    (129.3) %          (1.0)%       2.9 %

Income taxes  *                                   (696)      2,451    (128.4) %          33.0 %      34.0 %
                                             -----------  ----------  -----------     ----------- -----------
       Net income (loss)                   $    (1,414)      4,757    (129.7) %          (0.7)%       1.9 %
                                             ===========  ==========  ===========     =========== ===========

Net income (loss) per share                     ($0.13)      $0.40    (132.5) %
Net income (loss) per share, assuming dilution  ($0.13)      $0.39    (133.3) %
Dividends per share                              $0.07       $0.07       0.0  %
Average shares outstanding                      11,209      11,906      (5.9) %
Average shares outstanding, assuming dilution   11,209      12,044      (6.9) %


* Percent of sales column is  calculated  as a % of income  (loss) before income taxes.

                                             CULP, INC.
                                    CONSOLIDATED BALANCE SHEETS
                       OCTOBER 29, 2000, OCTOBER 31, 1999 AND APRIL 30, 2000
                                             Unaudited
                                       (Amounts in Thousands)

                                                   Amounts                     Increase
                                         --------------------------           (Decrease)            (1)(2)
                                        (2) October 29,  (2)October 31, -------------------------   April 30,
                                              2000          1999           Dollars      Percent        2000
                                         --------------  ----------     ------------   ----------  ---------
Current assets
      Cash and cash investments        $           744         790            (46)      (5.8) %       1,007
      Accounts receivable                       63,991      69,749         (5,758)      (8.3) %      75,223
      Inventories                               72,967      78,234         (5,267)      (6.7) %      74,471
      Other current assets                      11,003       8,865          2,138       24.1  %      10,349
                                         --------------  ----------    ------------   ----------  ---------
               Total current assets            148,705     157,638         (8,933)      (5.7) %     161,050


Restricted investments                               0       1,085         (1,085)    (100.0) %           0
Property, plant & equipment, net               120,023     124,318         (4,295)      (3.5) %     126,407
Goodwill                                        49,176      50,571         (1,395)      (2.8) %      49,873
Other assets                                     6,508       6,166            342        5.5  %       6,650
                                         --------------  ----------    ------------   ----------  ---------

               Total assets            $       324,412     339,778        (15,366)      (4.5) %     343,980
                                         ==============  ==========    ============   ==========  =========

Current liabilities
      Current maturities of
         long-term debt                $         1,678       1,678              0        0.0  %       1,678
      Accounts payable                          30,351      38,427         (8,076)     (21.0) %      37,287
      Accrued expenses                          22,404      22,947           (543)      (2.4) %      22,108
      Income taxes payable                           0       1,786         (1,786)    (100.0) %           0
                                         --------------  ----------    ------------   ----------  ---------
               Total current liabilities        54,433      64,838        (10,405)     (16.0) %      61,073

Long-term debt                                 125,079     133,875         (8,796)      (6.6) %     135,808

Deferred income taxes                           17,459      14,583          2,876       19.7  %      17,459
                                         --------------  ----------    ------------   ----------  ---------
               Total liabilities               196,971     213,296        (16,325)      (7.7) %     214,340

Shareholders' equity                           127,441     126,482            959        0.8  %     129,640
                                         --------------  ----------    ------------   ----------  ---------

               Total liabilities and
               shareholders' equity    $       324,412     339,778        (15,366)      (4.5) %     343,980
                                         ==============  ==========    ============   ==========  =========

Shares outstanding                              11,209      11,320           (111)      (1.0) %      11,209
                                         ==============  ==========    ============   ==========  =========


(1) Derived from audited financial  statements.
(2) As restated (see note 12 to the consolidated financial statements)

                                   CULP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED OCTOBER 29, 2000 AND OCTOBER 31, 1999
                                    Unaudited
                             (Amounts in Thousands)

                                                                       SIX MONTHS ENDED
                                                                    ------------------------
                                                                            Amounts
                                                                    ------------------------
                                                                    October 29,   October 31,
                                                                       2000         1999
                                                                    -----------  -----------
Cash flows from operating activities:
    Net income (loss)                                            $      (1,414)       4,757
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
          Depreciation                                                  10,043        9,516
          Amortization of intangible assets                                798          798
          Changes in assets and liabilities:
             Accounts receivable                                        11,232          754
             Inventories                                                 1,504      (11,164)
             Other current assets                                         (654)         768
             Other assets                                                  241         (186)
             Accounts payable                                             (859)       7,937
             Accrued expenses                                              296        1,921
             Income taxes payable                                            0        1,786
                                                                    -----------  -----------
               Net cash provided by operating activities                21,187       16,887
                                                                    -----------  -----------
Cash flows from investing activities:
    Capital expenditures                                                (3,659)     (10,524)
    Purchases of restricted investments                                      0          (27)
    Purchase of investments to fund deferred compensation liability       (200)           0
    Sale of restricted investments                                           0        2,282
                                                                    -----------  -----------
               Net cash used in investing activities                    (3,859)      (8,269)
                                                                    -----------  -----------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                 0        5,333
    Principal payments on long-term debt                               (10,729)     (11,770)
    Change in accounts payable-capital expenditures                     (6,077)       4,803
    Dividends paid                                                        (785)        (822)
    Payments to acquire common stock                                         0       (5,901)
    Proceeds from common stock issued                                        0           20
                                                                    -----------  -----------
               Net cash used in financing activities                   (17,591)      (8,337)
                                                                    -----------  -----------

Increase (decrease) in cash and cash investments                          (263)         281

Cash and cash investments at beginning of period                         1,007          509
                                                                    -----------  -----------

Cash and cash investments at end of period                      $          744          790
                                                                    ===========  ===========


                                          CULP, INC.
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                         (Unaudited)

(Dollars in thousands, except share and per share data)

                                                             Capital
                                         Common Stock      Contributed                     Total
                                      -------------------   in Excess     Retained     Shareholders'
                                        Shares    Amount   of Par Value   Earnings        Equity
---------------------------------------------------------------------------------------------------
Balance, May 2, 1999 (1)              12,079,171  $  604   $    37,966   $    89,858   $   128,428
    Cash dividends ($0.14 per share)                                          (1,611)       (1,611)
    Net  income                                                                9,380         9,380
    Common stock issued in connection
       with stock option plans            13,813       1            78                          79
    Common stock purchased              (884,264)    (45)       (2,778)       (3,813)       (6,636)
---------------------------------------------------------------------------------------------------
Balance, April 30, 2000 (1)           11,208,720     560        35,266        93,814       129,640
    Cash dividends ($0.07 per share)                                            (785)         (785)
    Net loss                                                                  (1,414)       (1,414)
---------------------------------------------------------------------------------------------------
Balance, October 29, 2000 (1)         11,208,720  $  560   $    35,266   $    91,615   $   127,441
===================================================================================================

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

   A summary of inventories follows (dollars in thousands):

--------------------------------------------------------------------------------

                                                October 29, 2000  April 30, 2000
--------------------------------------------------------------------------------

Raw materials                                   $   39,947        $   43,661
Work-in-process                                      6,278             5,970
Finished goods                                      27,635            25,733
--------------------------------------------------------------------------------

Total inventories valued at FIFO cost               73,860            75,364
Adjustments of certain inventories to the
   LIFO cost method                                   (893)             (893)
--------------------------------------------------------------------------------

                                                $   72,967        $   74,471

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


10. Net Income (Loss) Per Share

     The following tables reconcile the numerators and denominators of net income (loss) per share and net income (loss) per share, assuming dilution for the three and six months ended October 29, 2000 and October 31, 1999:

                                                  THREE MONTHS ENDED
                        ----------------------------------------------------------------------
                                October 29, 2000                              October 31, 1999
                        ---------------------------------   ----------------------------------
(Amounts in thousands,      Income        Shares     Per Share    Income      Shares      Per Share
except per share data)    (Numerator)  (Denominator)   Amount   (Numerator) (Denominator)  Amount
                          -----------   -----------  ---------  -----------  -----------  ---------

Net income per share         $342         11,209      $0.03        $3,160      11,749      $0.27
                                                      =====                                =====
Effect of dilutive
    securities:
       Options                 -              61                      -           119
                           -----------  ----------              -----------   ----------

Net income per share,
assuming dilution            $342         11,270      $0.03        $3,160      11,868     $0.27
                           ===========  ==========  =========   ===========   ==========  ========



                                                        SIX MONTHS ENDED
                            ----------------------------------------------------------------------
                                 October 29, 2000                              October 31, 1999
                            ---------------------------------   ----------------------------------
(Amounts in thousands,     (Loss)      Shares      Per Share     Income       Shares       Per Share
 except per share data)  (Numerator) (Denominator)  Amount     (Numerator)  (Denominator)   Amount

                         -----------  -----------  ---------   -----------   -----------   --------
Net income (loss) per
    share                  ($1,414)     11,209      ($0.13)       $4,757       11,906        $0.40
                                                     =====                                   =====
Effect of dilutive
    securities:
       Options                 -           -                         -            138
                          -----------  ----------               -----------  ----------

Net income (loss) per
     share,assuming
        dilution           ($1,414)     11,209      ($0.13)       $4,757       12,044        $0.39
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

================================================================================

12.  Restatement

     During January 2001, the company terminated the nonqualified deferred compensation plan covering officers and certain other associates. As a result, the company surrendered the life insurance contracts related to the nonqualified plan in order to pay the participants. The proceeds from those life insurance contracts resulted in an amount greater than had previously been recorded by the company attributable to gains that occurred in 1999 and 1998. In order to properly reflect these gains, the company restated its financial statements and certain disclosures previously reported in its financial statements as of October 29, 2000, April 30, 2000 and October 31, 1999. The effect of the correction for these gains increased other assets and retained earnings by $1,102,000 in the consolidated balance sheets as of October 29, 2000, April 30, 2000 and October 31, 1999, respectively.

                                      CULP, INC.
                              SALES BY SEGMENT/DIVISION
 FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 29, 2000 AND OCTOBER 31, 1999

                                (Amounts in thousands)

                                           THREE MONTHS ENDED (UNAUDITED)
                               --------------------------------------------------------
                                    Amounts                         Percent of Total Sales
                               -------------------                   ---------------------
                              October 29,  October 31,   % Over
Segment/Division                 2000         1999       (Under)       2001        2000
----------------------------   ---------    ---------   -----------  ---------   ---------
Upholstery Fabrics
    Culp Decorative Fabrics $    46,792       56,897     (17.8) %      42.2 %      43.9 %
    Culp Velvets/Prints          32,073       41,783     (23.2) %      28.9 %      32.3 %
    Culp Yarn                     4,134        4,358      (5.1) %       3.7 %       3.4 %
                               ---------    ---------   -----------  ---------   ---------
                                 82,999      103,038     (19.4) %      74.8 %      79.5 %

Mattress Ticking
    Culp Home Fashions           27,982       26,504       5.6  %      25.2 %      20.5 %
                               ---------    ---------   -----------  ---------   ---------

                          * $   110,981      129,542     (14.3) %     100.0 %     100.0 %
                               =========    =========   ===========  =========   =========


                                            SIX MONTHS ENDED (UNAUDITED)
                               --------------------------------------------------------
                                    Amounts                         Percent of Total Sales
                               -------------------                  ---------------------
                               October 29,  October 31,   % Over
Segment/Division                  2000        1999       (Under)       2001        2000
----------------------------   ---------    ---------   -----------  ---------   ---------
Upholstery Fabrics
    Culp Decorative Fabrics  $    88,325    107,413      (17.8) %      41.5 %      43.8 %
    Culp Velvets/Prints           62,147     77,992      (20.3) %      29.2 %      31.8 %
    Culp Yarn                      7,453      8,487      (12.2) %       3.5 %       3.5 %
                                ---------  ---------    -----------  ---------   ---------
                                 157,925    193,892      (18.6) %      74.2 %      79.0 %

Mattress Ticking
    Culp Home Fashions            54,934     51,587        6.5 %       25.8 %      21.0 %
                                --------- ---------     -----------  ---------   ---------

                          *  $   212,859    245,479      (13.3) %     100.0 %     100.0 %
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

                                        CULP, INC.
                          INTERNATIONAL SALES BY GEOGRAPHIC AREA
                FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 29, 2000
                                   AND OCTOBER 31, 1999

                                  (Amounts in thousands)

                                             THREE MONTHS ENDED (UNAUDITED)
                              --------------------------------------------------------------
                                      Amounts                        Percent of Total Sales
                              ------------------------               -----------------------
                              October 29,   October 31,  % Over
     Geographic Area             2000         1999       (Under)      2001        2000
--------------------------    ------------  ----------  ----------   ----------   ----------
North America (Excluding USA)  $    9,556       9,912    (3.6)%        39.9 %      30.7 %
Europe                              1,807       6,069   (70.2)%         7.5 %      18.8 %
Middle East                         5,489       8,960   (38.7)%        22.9 %      27.7 %
Far East & Asia                     5,590       5,357     4.3 %        23.3 %      16.6 %
South America                         279         630   (55.7)%         1.2 %       1.9 %
All other areas                     1,238       1,398   (11.4)%         5.2 %       4.3 %
                              ------------  ----------  ----------   ----------   ----------

                              $    23,959      32,326   (25.9)%       100.0 %     100.0 %
                              ============  ==========  ==========   ==========   ==========


                                              SIX MONTHS ENDED (UNAUDITED)
                              --------------------------------------------------------------
                                      Amounts                        Percent of Total Sales
                              ------------------------               -----------------------
                              October 29,   October 31,  % Over
     Geographic Area             2000         1999       (Under)      2001        2000
--------------------------    ------------  ----------  ----------   ----------   ----------
North America (Excluding USA)  $   17,951      17,588     2.1 %        41.2 %      31.3 %
Europe                              3,259       8,998   (63.8)%         7.5 %      16.0 %
Middle East                        10,532      15,952   (34.0)%        24.2 %      28.4 %
Far East & Asia                     8,826       9,666    (8.7) %       20.3 %      17.2 %
South America                         585       1,250   (53.2)%         1.3 %       2.2 %
All other areas                     2,394       2,685   (10.8)%         5.5 %       4.8 %
                              ------------  ----------  ----------   ----------   ----------

                          $        43,547      56,139   (22.4)%       100.0 %     100.0 %
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

                        Management's Discussion and Analysis of Financial
                               Condition and Results of Operations

The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report. As discussed in Note 12 to the Consolidated Financial Statements, the company has restated its previously issued Consolidated Financial Statements as of October 29, 2000, April 30, 2000 and October 31, 1999. As a result, certain disclosures in item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) have been restated as well.

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

Liquidity and Capital Resources

Liquidity. Cash and cash investments were $0.7 million as of October 29, 2000, compared with $0.8 million at October 31, 1999, and $1.0 million at the end of fiscal 2000. Funded debt (long-term debt, including current maturities, less restricted investments) was $126.8 million at October 29, 2000, compared with $134.5 million at October 31, 1999 and $137.5 million at April 30, 2000. As a percentage of total capital (funded debt plus total stockholders' equity), the company's borrowings amounted to 49.9% at October 29, 2000, compared with 51.5% at October 31, 1999 and April 30, 2000. The company's working capital as of October 29, 2000 was $94.3 million, compared with $92.8 million as of October 31, 1999, and $100.0 million at the close of fiscal 2000.

The company's cash flow from operations was $21.2 million for the first six months of fiscal 2001, consisting of $9.4 million from operations (net loss plus depreciation and amortization) plus $11.8 million from the decrease in working capital. The decrease in working capital was primarily due to a $11.2 million decrease in accounts receivable and a $1.5 million decrease in inventories offset by a $0.9 million decrease in accounts payable and a $0.7 million increase in other current assets.

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

Restatement

During January 2001, the company terminated the nonqualified deferred compensation plan covering officers and certain other associates. As a result, the company surrendered the life insurance contracts related to the nonqualified plan in order to pay the participants. The proceeds from those life insurance contracts resulted in an amount greater than had previously been recorded by the company attributable to gains that occurred in 1999 and 1998. In order to properly reflect these gains, the company restated its financial statements and certain disclosures previously reported in its financial statements as of October 29, 2000, April 30, 2000 and October 31, 1999. The effect of the correction for these gains increased other assets and retained earnings by $1,102,000 in the consolidated balance sheets as of October 29, 2000, April 30, 2000 and October 31, 1999, respectively.

Inflation

The cost of certain of the company's raw materials, principally fibers from petroleum derivatives, has increased somewhat; but overall operating expenses are remaining generally stable. Factors that reasonably can be expected to influence margins in the future include changes in raw material prices, trends in other operating costs and overall competitive conditions.

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

- an amendment to the company's 1993 Stock Option Plan to (i) increase the number of shares available for issuance thereunder from 809,500 to 1,159,500 and (ii) add Section 14 thereof so that options granted under the Plan shall not be subject to repricing.

A. Proposal to ratify the election of KPMG LLP as independent auditors of the company for fiscal year 2001:

        For               10,331,461
        Against               17,969
        Abstain               21,204

B. Proposal for Election of Directors:

        Robert G. Culp, III                  Patrick H. Norton
        ----------------------------         ---------------------------
        For                9,094,663         For               9,308,591
        Withheld           1,275,971         Withheld          1,062,043

        Patrick B. Flavin                    H. Bruce English
        ----------------------------         ---------------------------
        For                9,319,965         For               9,309,252
        Withheld           1,050,669         Withheld          1,061,382

C. Proposal to Amend 1993 Stock Option Plan
        For                9,062,752
        Against            1,273,144
        Abstain               34,738

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