Form 10-K
period 2001-04-29
CULP INC
filed 2001-07-26
CIK 723603

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended April 29, 2001

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

     As of July 23, 2001, 11,221,158 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $30,563,511 based on the closing sales price of such stock as quoted on the New York Stock Exchange
(NYSE), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III
     Portions of the Company's Proxy Statement dated August 20, 2001 in connection with its Annual Meeting of Shareholders to be held on September 26, 2000 are incorporated by reference into Items 10, 11, 12 and 13.

                                    CULP, INC.
                               FORM 10-K REPORT
                               TABLE OF CONTENTS

Item No.                                                                  Page
                                    PART I

1.    Business
         Overview............................................................3
         Segments............................................................4
         Business Strategy...................................................5
         Capital Expenditures................................................6
         Overview of Industry................................................6
         Overview of Residential Furniture Industry..........................6
         Overview of Commercial Furniture Industry...........................7
         Overview of Bedding Industry........................................7
         Products............................................................8
         Manufacturing......................................................10
         Product Design and Styling.........................................10
         Distribution.......................................................11
         Sources and Availability of Raw Materials..........................11
         Competition........................................................12
         Technology.........................................................12
         Environmental and Other Regulations................................13
         Employees..........................................................13
         Customers and Sales................................................13
         Net Sales by Geographic Area.......................................14
         Backlog............................................................14

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

6.    Selected Financial Data...............................................17

7.    Management's Discussion and Analysis of
        Financial Condition and Results of Operations.......................18

7A.   Quantitative and Qualitative Disclosures
        About Market Risk...................................................24

8.    Consolidated Financial Statements and Supplementary Data..............25

9.    Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure..............................43




                                   PART III

10.   Directors and Executive Officers of the
        Registrant..........................................................43

11.   Executive Compensation................................................43

12.   Security Ownership of Certain
        Beneficial Owners and Management....................................43

13.   Certain Relationships and Related
        Transactions........................................................43


                                    PART IV

14.   Exhibits, Financial Statement Schedules
        and Reports on Form 8-K.............................................44

      Documents filed as part of this report................................44

      Exhibits..............................................................45

      Reports on Form 8-K...................................................50

      Financial Statement Schedules.........................................50

      Signatures ...........................................................51

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

      Culp is one of the largest integrated marketers of furniture upholstery fabrics in the world and is a leading global producer of mattress fabrics (known as mattress ticking). The Company's fabrics are used principally in the production of residential and commercial furniture and bedding products, including sofas, recliners, chairs, loveseats, sectionals, sofa-beds, office seating, panel systems and mattress sets. Culp markets one of the broadest product lines in its industry, with a wide range of fabric constructions, patterns, colors, textures and finishes. This breadth is made possible by Culp's extensive manufacturing capabilities that include a variety of weaving, printing and finishing operations and the ability to produce various yarns and unfinished base fabrics (known as greige goods) used in its products. Although most of the Company's competitors emphasize one particular type of fabric, Culp competes in every major category except leather, which accounts for a relatively small portion of the residential furniture market. Culp's staff of over 60 designers and support personnel utilize Computer Aided Design (CAD) systems to develop the Company's own patterns and styles. Culp's product line currently includes more than 3,000 upholstery fabric patterns and 1,000 mattress-ticking styles. Although Culp markets fabrics at most price levels, the Company has emphasized fabrics that have a broad appeal in the "good" and "better" price categories of furniture and bedding.

      Culp markets its products worldwide, with sales to customers in over 50 countries. Total sales were $409.8 million in fiscal 2001, and the Company's international sales totaled $77.8 million during fiscal 2001. Shipments to U.S.-based customers continue to account for most of the Company's sales, but Culp's global presence has led to a significant proportion of sales to international accounts (19% of net sales for fiscal 2001). The Company's network of 22 international sales agents represents Culp's products in major furniture and bedding markets outside the United States.

      Culp has twelve (12) manufacturing facilities,  with a combined total of
2.2 million square feet, that are located in North Carolina (8), South Carolina (2), Tennessee (1) and Quebec, Canada (1). The Company's distribution system is designed to offer customers fast, responsive delivery. Products are shipped directly to customers from the Company's manufacturing facilities, as well as from three regional distribution facilities strategically located in High Point, North Carolina, Los Angeles, California, and Tupelo, Mississippi, which are areas with a high concentration of furniture manufacturing. Additionally, the Company maintains an inventory of upholstery fabrics at a warehouse facility in Grand Rapids, Michigan to supply large commercial furniture manufacturers in that area.

Segments

      The Company's operating segments are upholstery fabrics and mattress ticking, with related divisions organized within those segments. The
divisions  within  upholstery  fabrics  are  Culp  Decorative  Fabrics,   Culp
Velvets/Prints and Culp Yarn. The division within mattress ticking is Culp Home Fashions. Each division is accorded considerable autonomy and is responsible for designing, manufacturing and marketing its respective product lines. Significant synergies exist among the divisions, including the sharing of common raw materials made internally, such as polypropylene yarns, certain dyed and spun yarns, greige goods and printed heat-transfer paper. Products manufactured at one division's facility are commonly transferred to another division's facility for additional value-added processing steps. The following table sets forth certain information for each of the Company's segments/divisions.


                          Culp's Segments/Divisions

                                            FISCAL 2001     PRODUCT LINES
                                             NET SALES      (BASE CLOTH, IF
      SEGMENT              DIVISION        (in millions)    APPLICABLE)
------------------  ----------------------- -----------     --------------------
Upholstery Fabrics  Culp Decorative Fabrics   $170.3        Woven jacquards
                                                            Woven dobbies

                    Culp Velvets/Prints       $122.1        Wet prints (flocks)
                                                            Heat-transfer prints
                                                            (jacquard, flock)
                                                            Cotton prints
                                                            Woven velvets
                                                            Tufted velvets
                                                            (woven polyester)

                    Culp Yarn                 $ 12.6        Pre-dyed spun yarns
                                                            Chenille yarns

Mattress Ticking    Culp Home Fashions        $104.8        Woven jacquards
                                                            Heat-transfer prints
                                                            (jacquard, knit,
                                                            sheeting)
                                                            Pigment prints
                                                            (jacquard, knit,
                                                            sheeting, non-woven)



      Culp Decorative Fabrics. Culp Decorative Fabrics manufactures and markets jacquard and dobby woven fabrics used primarily for residential and commercial furniture. During 2001, the Company implemented a restructuring plan designed to increase efficiencies and eliminate cost. The Company consolidated the operations from the Monroe, North Carolina and West Hazleton, Pennsylvania facilities into the remaining facilities, which resulted in the closure of these operations. Culp Decorative Fabrics'
manufacturing facilities are located in Burlington and Graham, North Carolina, Pageland, South Carolina, and Chattanooga, Tennessee. Culp Decorative Fabrics has become increasingly vertically integrated, complementing its extensive weaving capabilities with the ability to extrude, dye and texturize yarn. The designs marketed by Culp Decorative Fabrics range from intricate, complicated patterns such as floral and abstract designs to patterns associated with casual living styles that are popular with motion furniture. Culp Decorative Fabrics accounts for the majority of the Company's sales to the commercial furniture market. The Company maintains an inventory at a third-party warehouse in Grand Rapids, Michigan to supply fabrics marketed by Culp Decorative Fabrics to large commercial furniture manufacturers on a "just in time" basis.

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

      Culp Yarn. Culp Yarn manufactures and markets a variety of pre-dyed spun yarns, including WrapSpun(TM), open-end spun and chenille yarns. In 2001, as part of the Company's restructuring plans, the Company exited the carpet and ring-spun apparel markets. This action resulted in the closure of the facility in Wetumpka, Alabama. Culp Yarn operates manufacturing facilities in Shelby, Cherryville, and Lincolnton, North Carolina. Most of the
production of Culp Yarn is used internally by other Culp divisions. The external sales are directed to the upholstery fabric market, and a portion of these shipments are to competitors of Culp. Culp Yarn has provided Culp more control over its supply of spun and chenille yarns and complemented the Company's increased emphasis on developing new designs.

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

Business Strategy

      The Company's plan to maintain leadership in the global upholstery fabric and mattress ticking segments is based on a business strategy that includes four main initiatives:

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

      Broad Product Offering - continuing to market one of the broadest product lines in upholstery fabrics and mattress ticking, consistent with customer demand. Through its extensive manufacturing capabilities, the Company competes in every major category except leather.

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

Capital Expenditures

      Since fiscal 1996, the Company has invested $104.1 million in capital expenditures to expand its manufacturing capacity, install more efficient production equipment and vertically integrate its operations. These expenditures have included, among other things, the installation of narrow and wide-width weaving machines and additional printing equipment to support the growth in woven and printed upholstery fabrics and mattress ticking. The Company spent approximately $8.1 million in capital expenditures during fiscal 2001, primarily for modernization. This level of capital spending was below the $22.6 million in capital expenditures during fiscal 2000. Projects to modernize existing facilities encompassed several investments in looms and finishing equipment throughout the Company's operations. The Company is currently planning on capital expenditures for fiscal 2002 of approximately $4 million.

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

Overview of Residential Furniture Industry

      The upholstery fabric industry is highly competitive, particularly among manufacturers in similar market niches. American Furniture Manufacturers Association, a trade association, reports that manufacturers of residential furniture in the United States shipped products valued at approximately $26 billion (wholesale) during 2000. Approximately 42% of this furniture is believed to consist of upholstered products. The upholstered furniture market has grown from $5.4 billion in 1991 to $10.9 billion in 2000.

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

      There is an established trend toward consolidation at all levels within the home furnishings industry. Furniture/Today has reported that the ten largest residential furniture manufacturers accounted for 41% of the industry's total shipments in 2000, up from a 23% share in 1985. This trend is expected to continue, particularly because of the need to invest increasing capital to maintain modern manufacturing and distribution facilities as well as to provide the sophisticated computer-based systems and processes necessary to interface in the supply chain between retailers and suppliers. This trend toward consolidation is resulting in fewer, but larger, customers for upholstery fabric manufacturers. The Company believes that this environment favors larger upholstery fabric manufacturers capable of supplying a broad range of product choices at the volumes required by major furniture manufacturers on a timely basis.

      Culp's international sales declined 30% in 2001 to $77.8 million, following an industry-wide trend. Although Culp's international sales will continue to be influenced significantly by the value of the U.S. dollar relative to other currencies, the company has a diversified global base of customers and is seeking to broaden that further to minimize exposure to economic uncertainties in any geographic area. Production costs of fabrics involve a relatively low labor component, which provides an advantage for a company with modern, efficient manufacturing equipment and systems. The large size of the furniture market within the United States has helped establish an upholstery fabrics industry that features ready access to a variety of raw materials, larger manufacturers with lower costs resulting from economies of scale and the availability of new designs and patterns. The Company believes that these characteristics assist Culp in competing in international markets.

Overview of Commercial Furniture Industry

      The commercial furniture market in the United States represents annual shipments by manufacturers valued at approximately $13.3 billion. Seating and office systems, which represent the primary uses of upholstery in this industry, represented annual sales of approximately $8.1 billion annually. At the manufacturing level, the industry is highly concentrated. The top five manufacturers of commercial furniture account for over 70% of total industry shipments. Although demand for commercial furniture can be affected by general economic trends, the historical pattern has been one of generally steady growth.

      Dealers aligned with specific furniture brands account for over half of industry shipments of commercial furniture. Some shift in the distribution of commercial furniture has occurred in recent years in conjunction with the growth in national and regional chains featuring office supplies.

Overview of Bedding Industry

      According to data compiled by the International Sleep Products Association ("ISPA"), the domestic conventional bedding market, which generated estimated wholesale revenues of $4.5 billion during calendar year 2000, includes approximately 800 manufacturers of mattress sets. The conventional bedding market accounts for approximately 90% of the domestic bedding market. Approximately 71% of the conventional bedding manufactured in the U.S. is sold to furniture stores and specialty sleep shops. Most of the remaining 29% is sold to department stores, national mass merchandisers, membership clubs and factory direct stores. Approximately 70% of conventional bedding is sold for replacement purposes and the average time lapse between mattress purchases is approximately 11 years.

Products

      As described above, the Company's products include upholstery fabrics and mattress ticking.

      UPHOLSTERY FABRICS. The Company derives the majority of its revenues from the sale of upholstery fabrics primarily to the residential and commercial (contract) furniture markets. Sales of upholstery fabrics totaled 74% of sales for fiscal 2001. The Company has emphasized fabrics and patterns that have broad appeal at promotional to medium prices, generally ranging from $2.20 per yard to $9.50 per yard.

      MATTRESS TICKING. The Company also manufactures mattress ticking (fabric used for covering mattresses and box springs) for sale to bedding manufacturers. Sales of mattress ticking constituted 26% of sales in fiscal 2000. The Company has emphasized fabrics and patterns which have broad appeal at prices generally ranging from $1.20 to $8.00 per yard.

      The  Company's  upholstery  fabrics  and  mattress  ticking  can each be broadly grouped under the three main categories of wovens, prints and velvets. The following table indicates the product lines within each of these categories, a brief description of their characteristics and identification of their principal end-use markets.

                            Culp Fabric Categories
                            ----------------------
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

Manufacturing

      Substantially   all  of  the  upholstery  fabric  and  mattress  ticking
currently marketed by Culp is produced at the Company's twelve (12) manufacturing facilities. These plants encompass a total of 2.2-million square feet and include yarn extrusion, spinning, dyeing and texturizing equipment, narrow and wide-width jacquard looms, dobby and woven velvet looms, tufting machines, printing equipment for pigment, heat-transfer and wet printing, fabric finishing equipment and various types of surface finishing equipment (such as washing, softening and embossing). The Company maintains ISO-9002 registration at the facilities that service the commercial market, which include its weaving plants in Graham, North Carolina, Pageland, South Carolina and Chattanooga, Tennessee, as well as its finishing plant in Burlington, North Carolina.

      The Company's woven fabrics are made from various types of synthetic and natural yarn, such as polypropylene, polyester, acrylic, rayon, nylon or cotton. Yarn is woven into various fabrics on jacquard, dobby or velvet weaving equipment. Once the weaving is completed, the fabric can be printed or finished using a variety of processes. The Company currently extrudes and spins a portion of its own needs for yarn and purchases the remainder from outside suppliers. Culp produces internally a substantial amount of its needs for spun and chenille yarns. The Company also supplies other fabric manufacturers with spun yarns manufactured by Culp Yarn. Culp purchases a significant amount of greige goods (unfinished, uncolored base fabrics) from other suppliers to be printed at the Company's plants, but has increased its internal production capability for jacquard greige goods at Rayonese in Quebec, Canada.

      The Company's flock coating line produces flock greige goods to be used primarily as the base cloth for wet and heat-transfer-printed flock products. Flock fabrics are produced by the application of very short nylon fibers onto a poly/cotton woven base fabric to create a velvet effect. During the flock coating process, the fibers are bonded onto the base fabric with an adhesive substance by utilizing an electrostatic charging procedure which causes the fibers to vertically align with the base fabric.

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

Product Design and Styling

      Consumer tastes and preferences related to upholstered furniture and bedding change, albeit gradually, over time. The use of new fabrics and designs remains an important consideration for manufacturers to distinguish their products at retail and to capitalize on even small changes in preferred colors, patterns and textures. Culp's success is largely dependent on the Company's ability to market fabrics with appealing designs and patterns. Culp has a staff of over 60 designers and support personnel involved in the design and development of new patterns and styles, including designers with experience in designing products for specific international markets. Culp uses computer aided design (CAD) systems in the development of new fabrics, which assists the Company in providing a very flexible design program. These systems have enabled the Company's designers to experiment with new ideas and involve customers more actively in the process. The use of CAD systems also has supported the Company's emphasis on integrating manufacturing considerations into the early phase of a new design. The Company's designers are located in the Howard L. Dunn, Jr. design center to support the sharing of design ideas and CAD and other technologies. The design center has enhanced the Company's merchandising and marketing efforts by providing an environment in which customers can be shown new products as well as participate in product development initiatives.

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

      Conversely, the mattress ticking market is concentrated in a few relatively large suppliers. The Company believes its principal mattress ticking competitors are Bekaert Textiles B.V., Blumenthal Print Works, Inc., the Burlington House Fabrics division of Burlington Industries, Inc. and Tietex, Inc. Although the Company is one of the largest suppliers of furniture upholstery fabrics and a leading supplier of mattress ticking to the bedding industry, some of the Company's competitors are larger overall and have greater financial resources than the Company. Competition for the Company's products is based primarily on price, design, quality, timing of delivery and service.

Technology

      Culp views the proper use of technology as an integral part of an effective and responsive business. The Company continues to evaluate and employ technology that will help to achieve higher levels of service to customers and bring operating efficiencies to the manufacturing process. Some key initiatives include:

- Use of the Internet has continued to be an important component of our work. CulpLink provides real-time information for the Company's customers including order status, shipping and invoice documentation, sales history, and inventory availability. Additionally, CulpLink has been expanded to satisfy some key business to business strategies with the Company's customers.

- Our Intranet initiative, named CulpNet, was deployed to improve efficiency within the company and reduce paper. Forms, charts, and other internal reporting have been converted to CulpNet to achieve cost savings and improve communications.

- Culp has continued to invest in technology to aid the design process. CAD, digital imaging, and electronic interfaces to the production equipment have allowed significant savings in terms of speed and ease of development.

- Culp continues to expand shop floor systems in the use of scanners, radio frequency devices, bar-coding, and process documentation throughout the Company's manufacturing and distribution systems. Inventories and manufacturing processes are tracked by these systems to provide customer service and operational management with real time information for better customer service and a more efficient operation. All of these systems operate on redundant computer hardware and fiber optic backbones to effectively minimize downtime to the Company's production processes.

Environmental and Other Regulations

      The Company is subject to various federal and state laws and regulations, including the Occupational Safety and Health Act and federal and state environmental laws, as well as similar laws governing its Rayonese facility in Canada. The Company periodically reviews its compliance with such laws and regulations in an attempt to minimize the risk of violations.

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

Employees

      As of April 29, 2001, the Company had approximately 3,100 employees, compared to approximately 3,800 at the end of fiscal 2000. All of the hourly employees at the Rayonese facility in Canada (approximately 7% of the Company's workforce) are represented by a union. The collective bargaining agreement with respect to the Rayonese hourly employees expires in February 2002. The Company is not aware of any efforts to organize any more of its employees and believes its relations with its employees are good.

Customers and Sales

      Culp's size, broad product line, diverse manufacturing base and effective distribution system enable it to market products to over 2,000 customers. Major customers are leading manufacturers of upholstered furniture, including Bassett, Furniture Brands International (Broyhill, Thomasville and Action), Lifestyles International (Berkline, Benchcraft,
Drexel, Henredon and others), Flexsteel and La-Z-Boy (Bauhaus, England/Corsair, LADD Furniture and others). Representative customers for the Company's fabrics for commercial furniture include Herman Miller, HON Industries and Steelcase. In the mattress ticking area, Culp's customer base includes leading bedding manufacturers such as Sealy, Serta, Simmons and Spring Air. Culp's customers also include many small and medium-size furniture and bedding manufacturers. In international markets, Culp sells upholstery fabrics primarily to distributors that maintain inventories for resale to furniture manufacturers.


      The following table sets forth the Company's net sales by geographic area by amount and percentage of total net sales for the three most recent fiscal years.

                         Net Sales by Geographic Area
                         ----------------------------
                            (dollars in thousands)
                      Fiscal 2001          Fiscal 2000          Fiscal 1999
                      -----------          -----------          -----------

United States       $331,986   81.0%     $376,975   77.2%      $369,730   76.5%
North America
(excluding U.S.)      34,049    8.3        36,032    7.4         31,102    6.5
Europe                 6,262    1.5        16,351    3.4         19,578    4.1
Middle East           17,831    4.4        32,929    6.7         33,996    7.0
Asia and Pacific Rim  15,497    3.8        19,102    3.9         21,371    4.4
South America          1,028    0.2         2,343    0.5          3,484    0.7
All other areas        3,157    0.8         4,347    0.9          3,823    0.8
                    ---------  ----      --------  -----       --------  -----
Subtotal
(International)       77,824   19.0       111,104   22.8        113,354   23.5
                    ---------  ----      --------  -----       --------  -----

Total               $409,810  100.0%     $488,079  100.0%      $483,084  100.0%
                    ========= ======     ========  ======      ========  ======


Backlog

      Because a large portion of the Company's customers have an opportunity to cancel orders, it is difficult to predict the amount of the backlog that is "firm." Many customers may cancel orders before goods are placed into production, and some may cancel at a later time. In addition, the Company markets a significant portion of its sales through its regional warehouse system from in-stock order positions. On April 29, 2001, the portion of the backlog with confirmed shipping dates prior to June 3, 2001 was $32.3 million, and on April 30, 2000, the portion of the backlog with confirmed shipping dates prior to June 4, 2000 was $39.1 million.

                              ITEM 2. PROPERTIES


      The Company's headquarters are located in High Point, North Carolina, and the Company currently operates twelve (12) manufacturing facilities and three (3) regional distribution facilities. The following is a summary of the Company's principal administrative, manufacturing and distribution facilities. The manufacturing facilities are organized by segment.

                                                         Approx.
                                                        Total Area  Expiration
Location                        Principal Use           (Sq. Ft.)   of Lease (2)
--------                        -------------           ----------  ------------

- Headquarters and Distribution
  Centers:  (1)
   High Point, North Carolina   Corporate headquarters    40,000        2015
   Burlington, North Carolina   Design Center             30,000       Owned
   Los Angeles, California      Regional distribution     33,000        2007

- Upholstery Fabrics:
   Graham, North Carolina       Manufacturing            341,000       Owned
   Burlington, North Carolina   Manufacturing and
                                distribution             302,000       Owned
   Pageland, South Carolina     Manufacturing             96,000       Owned
   Burlington, North Carolina   Distribution and Yarn
                                Warehouse                112,500       Owned
   Chattanooga, Tennessee       Manufacturing and
                                distribution             290,000        2018
   Burlington, North Carolina   Manufacturing and
                                distribution             275,000        2021
   Lumberton, North Carolina    Manufacturing            107,000       Owned
   Anderson, South Carolina     Manufacturing             99,000       Owned
   High Point, North Carolina   Regional distribution     65,000        2008
   Tupelo, Mississippi          Regional distribution     57,000        2018
   Shelby, North Carolina       Manufacturing            101,000       Owned
   Lincolnton, North Carolina   Manufacturing             78,000       Owned
   Cherryville, North Carolina  Manufacturing            135,000       Owned

- Mattress Ticking:
   Stokesdale, North Carolina   Manufacturing and
                                distribution             220,000       Owned
   St. Jerome, Quebec, Canada   Manufacturing and
                                distribution             202,000       Owned


                 ------------------------------------------------

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


                      ITEM 4.  SUBMISSION OF MATTERS TO A
                           VOTE OF SECURITY HOLDERS

            There were no matters submitted to a vote of shareholders during the fourth quarter ended April 29, 2001.

                                    PART II

                 ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON
                     STOCK AND RELATED STOCKHOLDER MATTERS

      Registrar and Transfer Agent
      EquiServe Trust Company, N.A.
      c/o EquiServe
      Post Office Box 43012
      Providence, Rhode Island  02940-3012
      (800) 633-4236
      www.equiserve.com

      Stock Listing
      Culp, Inc. common stock is traded on the New York Stock Exchange under the symbol CFI. As of April 29, 2001, Culp, Inc. had approximately 2,400 shareholders based on the number of holders of record and an estimate of individual participants represented by security position listings.

      Analyst Coverage
      These analysts cover Culp, Inc.:

      BB&T Capital Markets - Joel Havard
      First Union Capital Markets - John Baugh, CFA
      C.L. King & Associates - Tom Lewis
      Raymond, James & Associates - Budd Bugatch, CFA
      Wachovia Securities, Inc. - Kay Norwood, CFA

      See  Item  6,  Selected   Financial   Data,   for  market  and  dividend
information regarding the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA (SELECTED ANNUAL DATA)

                                                                                                           percent  five-year
                                                                                                           change     growth
                                                fiscal       fiscal      fiscal      fiscal       fiscal  2001/2000     rate
(amounts in thousands, except per share amounts) 2001         2000        1999        1998         1997        (6)      (6)
---------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA (5)
   net sales                               $  409,810      488,079     483,084     476,715      398,879     (16.0)%    3.1%
   cost of sales                              353,823      403,414     406,976     393,154      326,394     (12.3)     4.1
---------------------------------------------------------------------------------------------------------------------------
     gross profit                              55,987       84,665      76,108      83,561       72,485     (33.9)    (2.2)
   S G & A expenses                            50,366       59,935      59,968      52,987       45,058     (16.0)     5.2
   restructuring expense                        5,625            0           0           0            0     100.0    100.0
---------------------------------------------------------------------------------------------------------------------------
     income (loss) from operations                 (4)      24,730      16,140      30,574       27,427       N.M      N.M
   interest expense                             9,114        9,521       9,615       7,117        4,671      (4.3)    11.4
   interest income                                (46)         (51)       (195)       (304)        (280)     (9.8)   (12.9)
   other expense                                3,336        1,566       1,864       1,358        1,521     113.0     28.4
---------------------------------------------------------------------------------------------------------------------------
     income (loss) before income taxes        (12,408)      13,694       4,856      22,403       21,515       N.M      N.M
   income taxes                                (4,097)       4,314       1,206       6,336        7,745       N.M      N.M
---------------------------------------------------------------------------------------------------------------------------
     net income (loss)                         (8,311)       9,380       3,650      16,067       13,770       N.M      N.M
---------------------------------------------------------------------------------------------------------------------------
   EBITDA (3)                              $   18,002       44,472      34,645      45,645       39,404     (59.5)   (12.8)
   depreciation                                19,391       19,462      18,549      14,808       12,688      (0.4)     9.4
   cash dividends                               1,177        1,611       1,788       1,786        1,513     (26.9)    (1.0)
---------------------------------------------------------------------------------------------------------------------------
   weighted average shares outstanding         11,210       11,580      12,909      12,744       11,624      (3.2)     0.0
   weighted average shares outstanding,
     assuming dilution                         11,210       11,681      13,064      13,042       11,929      (4.0)    (1.2)
---------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA (5)
   net income (loss)                       $    (0.74)        0.81        0.28        1.26         1.18       N.M%     N.M%
   net income (loss), assuming dilution         (0.74)        0.80        0.28        1.23         1.15       N.M      N.M
   cash dividends                               0.105         0.14        0.14        0.14         0.13     (25.0)    (0.9)
   book value                                   10.85        11.57       10.63       10.15         8.79      (6.2)     8.5
---------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA (5)
   working capital                         $   78,629       99,977      99,324     102,730       69,777     (21.4)%    6.7%
   property, plant and equipment, net         112,322      126,407     123,310     128,805       91,231     (11.1)     7.9
   total assets                               289,580      343,980     331,714     355,369      243,952     (15.8)     6.5
   capital expenditures                         8,050       22,559      10,689      35,879       26,958     (64.3)   (11.0)
   long-term debt                             109,168      135,808     140,312     152,312       76,541     (19.6)     7.8
   funded debt (1)                            111,656      137,486     138,650     151,616       65,623     (18.8)     7.8
   shareholders' equity                       121,802      129,640     128,428     132,073      110,789      (6.0)     8.4
   capital employed (4)                       233,458      267,126     267,078     283,689      176,412     (12.6)     8.1
---------------------------------------------------------------------------------------------------------------------------
RATIOS & OTHER DATA (5)
   gross profit margin                           13.7%        17.3%       15.8%       17.5%        18.2%
   operating income (loss) margin                (0.0)         5.1         3.3         6.4          6.9
   net income (loss) margin                      (2.0)         1.9         0.8         3.4          3.5
   EBITDA margin                                  4.4          9.1         7.2         9.6          9.9
   effective income tax rate                     33.0         31.5        24.8        28.3         36.0
   funded debt-to-total capital ratio (1)        47.8         51.5        51.9        53.4         37.2
   return on average total capital               (0.9)         6.0         3.6         8.6         10.1
   return on average equity                      (6.6)         7.3         2.8        13.5         15.2
   working capital turnover                       4.0          4.4         4.3         4.7          5.3
   days sales in receivables                       50           49          49          49           49
   inventory turnover                             5.1          5.4         5.6         5.8          6.4
---------------------------------------------------------------------------------------------------------
STOCK DATA
   stock price
     high                                  $     7.25        11.06       19.13       22.19        19.63
     low                                         1.63         5.00        5.13       16.50        11.50
     close                                       4.95         5.81        8.25       18.88        16.63
   P/E ratio (2)
     high (6)                                     N.M         13.7        67.6        17.6         16.6
     low (6)                                      N.M          6.2        18.1        13.1          9.7
   daily average trading volume (shares)         16.2         15.8        30.4        16.0         19.7
---------------------------------------------------------------------------------------------------------
(1)   Funded debt includes long- and short-term debt, less restricted investments.
(2)   P/E ratios based on trailing 12-month net income (loss) per share.
(3)   EBITDA represents earnings before interest, income taxes, depreciation and amortization.
(4)   Capital employed includes funded debt and shareholders' equity.
(5)   Phillips, Wetumpka and Artee included in consolidated results from their fiscal 1998 acquisitions by Culp.
(6)   N.M - Not meaningful




               ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto.

Overview
      Culp is one of the largest integrated marketers in the world for upholstery fabrics for furniture and is one of the leading global producers of mattress fabrics (ticking). The company's fabrics are used primarily in the production of residential and commercial upholstered furniture and bedding products, including sofas, recliners, chairs, love seats, sectionals, sofa-beds, office seating and mattress sets. Although Culp markets fabrics at most price levels, the company emphasizes fabrics that have broad appeal in the promotional and popular-priced categories of furniture and bedding.
      The company's operating segments are upholstery fabrics and mattress ticking, with related divisions organized within those segments. In upholstery fabrics, Culp Decorative Fabrics markets jacquard and dobby woven fabrics for residential and commercial furniture. Culp Velvets/Prints markets a broad range of printed and velvet fabrics used primarily for residential and juvenile furniture. Culp Yarn manufactures specialty filling yarn that is primarily used by Culp. In mattress ticking, Culp Home Fashions markets a broad array of fabrics used by bedding manufacturers.

Results of Operations
      The   following   table  sets  forth  certain  items  in  the  company's
consolidated statements of income (loss) as a percentage of net sales.

                                              2001     2000     1999
                                             ------   ------   ------
Net sales                                    100.0%   100.0%   100.0%
Cost of sales                                 86.3     82.7     84.2
                                             ------   ------   ------
     Gross profit                             13.7     17.3     15.8
Selling, general and administrative
  expenses                                    12.3     12.3     12.4
Restructuring expense                          1.4      0.0      0.0
                                             ------   ------   ------
     Income (loss) from operations            (0.0)     5.1      3.3
Interest expense                               2.2      2.0      2.0
Interest income                               (0.0)    (0.0)    (0.0)
Other expense                                  0.8      0.3      0.4
                                             ------   ------   ------
     Income (loss) before income taxes        (3.0)     2.8      1.0
     Income taxes *                           33.0     31.5     24.8
     Net income (loss)                        (2.0)%    1.9%     0.8%
                                              ======  ======   ======

*  Calculated as a percent of income (loss) before income taxes.


      The following table sets forth the company's sales by segment and division for each of the company's three most recent years. The table sets forth the change in net sales for the segments and divisions as a percentage for comparative periods included in the table.

(dollars in thousands)              Amounts                      Percent change
--------------------------------------------------------------------------------
                                                                 2000-   1999-
segment/division             2001      2000      1999            2001    2000
--------------------------------------------------------------------------------
Upholstery Fabrics:
  Culp Decorative Fabrics  $170,326  $213,197  $222,058         (20.1)%  (4.0)%
  Culp Velvets/Prints       122,105   151,543   144,073         (19.4)    5.2
  Culp Yarn                  12,581    17,570    21,513         (28.4)  (18.3)
                           --------  --------  --------         ------- -------
                            305,012   382,310   387,644         (20.2)   (1.4)
Mattress Ticking:
  Culp Home Fashions        104,798   105,769    95,440          (0.9)   10.8
                           --------  --------  --------         ------- -------
                           $409,810  $488,079  $483,084         (16.0)%   1.0%
                           --------  --------  --------         ------- -------
Restructuring Actions

      During 2001 the company initiated a restructuring plan intended to lower costs, increase efficiency and position the company to operate profitably within the current environment of reduced demand. The plan involves the consolidation of certain manufacturing capacity, the closure of some facilities and an extensive reduction in selling, general and administrative expenses. The company also recognized certain inventory write-downs as part of this initiative. The total charge from the restructuring, cost reduction and inventory write-down initiatives is expected to total $8.5 million, about $3.4 million of which represents non-cash items. The company recognized $7.4 million of restructuring and related charges during 2001 and expects to record the remaining charges related to restructuring during the first half of 2002. The company expects to realize annualized cost reductions of at least $12 million when these steps are fully implemented. See Note 2 to the consolidated financial statements.

2001 Compared with 2000

      Net Sales. Net sales for 2001 decreased by $78.3 million, or 16.0%, compared with 2000. The company's sales of upholstery fabrics decreased 20.2% to $305.0 million and mattress ticking sales decreased 0.9% to $104.8 million. Key factors influencing the year-to-year comparison were the sharp, persistent weakness in consumer spending on home furnishings, especially in promotional price categories, and the strength in the U.S. dollar that had an adverse impact on exports. Culp's international sales declined 30.0% in 2001, following an industry-wide trend. Although Culp's international sales will continue to be influenced significantly by the value of the U.S. dollar relative to other currencies, the company has a diversified global base of customers and is seeking to broaden that further to minimize exposure to economic uncertainties in any geographic area.

      After a number of years of increasing sales, Culp Home Fashions (primarily mattress ticking) during 2001 recorded a decline in sales of 0.9%. The company believes that this decline was less than that experienced for the industry as a whole, which was affected by the slowdown in consumer spending.

      Since the close of fiscal 2001, the company has continued to experience weakness in U.S. and international demand. Looking forward to fiscal 2002, the company recognizes that persistent weak demand will continue to present challenges, but management is hopeful that reduced costs from its restructuring plan will enable it to report a profit for 2002 as a whole.

      Gross Profit and Cost of Sales. Gross profit declined 33.9% for fiscal 2001 and decreased as a percentage of net sales from 17.3% to 13.7%. The decline was due principally to lower sales volume that led to unfavorable cost variances in the company's upholstery fabrics operation. The company is taking steps to lower expenses by consolidating certain operations and reducing personnel, but does not expect to realize the full benefit of these actions until the second half of 2002.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2001 decreased 16.0% from the prior year and accounted for 12.3% of sales for 2001 and 2000. Reflecting the momentum of the company's actions to reduce expenses, selling, general and administrative expenses for the fourth quarter declined 28.8% from the year-earlier period and, as a percentage of sales, declined from 11.5% to 10.5%.

      Interest Expense. Net interest expense for 2001 declined from $9.5 million to $9.1 million due to lower average borrowings, partially offset by higher interest rates.

      Other Expense. Other expense for 2001 totaled $3.3 million compared with $1.6 million in the prior year. The increase was principally due to lower investment income on assets related to the company's nonqualified deferred compensation plan, mark-to-market losses on foreign currency forward contracts for anticipated purchases in the Euro and mark-to-market losses on interest rate swaps that no longer serve as a hedge due to the repayment of debt.

        Income Taxes. The effective tax rate for 2001 was 33.0% compared with 31.5% in the prior year. The lower rates for 2001 and 2000 as compared with the federal statutory rate of 35% are due principally to tax benefits related to the company's international sales and to a higher proportion of earnings from the company's Canadian subsidiary that is taxed at a lower effective rate. The company expects the effective tax rate for 2001 to be approximately 34%.

      Net Income (Loss) Per Share. Diluted net loss per share for 2001 totaled $0.74 compared with net income for 2000 of $0.80.

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

      The increased sales by Culp Home Fashions (primarily mattress ticking) during 2000 marked a continuation of the longer-term expansion that this division had experienced. The introduction of new designs and fabric constructions, and the advantages of the company's vertical integration, have been significant factors in Culp's growth in mattress ticking. In particular, the ability to manufacture the jacquard greige (unfinished) goods that are then printed to produce mattress ticking has aided Culp in meeting faster delivery schedules reliably and providing improved overall customer service.

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

        Income Taxes. The effective tax rate for 2000 was 31.5% compared with 24.8% in the prior year. The lower rates for 2000 and 1999 as compared with the federal statutory rate of 35% are due principally to tax benefits related to the company's international sales, non-taxable gains related to life insurance contracts and to a higher proportion of earnings from the company's Canadian subsidiary that is taxed at a lower effective rate.

      Net Income Per Share. Diluted net income per share for 2000 totaled $0.80 compared with $0.28 in fiscal 1999.

Liquidity and Capital Resources

      Liquidity. Cash and cash investments were $1.2 million as of April 29, 2001 compared with $1.0 million at the end of 2000. Funded debt (long-term debt, including current maturities) amounted to $111.7 million at the close of 2001 versus $137.5 million at the end of 2000. As a percentage of total capital (funded debt plus total shareholders' equity), the company's borrowings amounted to 47.8% as of April 29, 2001 compared with 51.5% at the end of 2000. The company's working capital as of April 29, 2001 was $78.6 million compared with $100.0 million at the close of 2000.

      The company's cash flow from operations was $36.1 million for 2001, consisting of $13.3 million from operations (net loss plus depreciation, amortization, deferred income taxes and restructuring expense) plus $22.8 million from changes in working capital.

      In separate authorizations in June 1998, March 1999, September 1999 and December 1999, the board of directors of the company authorized the use of a total of $20.0 million to repurchase the company's common stock. During 2000 and 1999, the company invested $12.2 million to repurchase a total of 1.8 million shares. There were no purchases during 2001 under these authorizations, and the company is currently restricted from any additional stock repurchases under the terms of its bank credit facility.

      Financing Arrangements. Culp has $75 million of senior unsecured notes with a fixed coupon rate of 6.76% and an average remaining term of seven years. In addition, the company has a $25 million syndicated, mulit-currency revolving credit facility. The facility, which expires in April 2002, requires quarterly payments of interest on all outstanding borrowings and a quarterly facility fee. In January 2001, the company amended the credit facility to amend certain covenants. Additionally, the amendment increased the interest rate from LIBOR plus 1.10% to 1.60% to LIBOR plus 2.50% to 4.25%. The interest rate matrix is based on the company's debt to EBITDA ratio, as defined by the facility, such that a lower ratio allows for a lower interest rate. The amended facility also limits capital expenditures and restricts dividends and common stock repurchases. As of April 29, 2001, the company had outstanding balances of approximately $1 million under the credit facility. See Note 10 to the company's consolidated financial statements.

      The company also has a total of $33.0 million in currently outstanding industrial revenue bonds ("IRBs") which have been used to finance capital expenditures. The IRBs bear interest at variable rates with a weighted average of 8.93%, including the letter of credit fee percentage. The IRBs are collateralized by letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder. The January 2001 amendment to the credit facility also increased the letter of credit fees to a range from 2.50% to 4.25%, based on the company's debt to EBITDA ratio.

      The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. As of April 29, 2001, the company was in compliance with these amended financial covenants.

      As of April 29, 2001, the company had two interest rate swap agreements with a $10 million notional amount. During 2001, the company recorded a mark-to-market loss of $219,000 because the interest rate swap agreements no longer serve as a hedge due to the repayment of debt. The company also enters into foreign exchange forward and option contracts to hedge against currency fluctuations with respect to firm commitments and anticipated transactions to purchase certain machinery, equipment and raw materials.

      Capital Expenditures. The company maintains an ongoing program of capital expenditures designed to increase capacity as needed, enhance manufacturing efficiencies through modernization and increase the company's vertical integration. Capital expenditures, primarily for modernization, totaled $8.1 million for 2001 compared with $22.6 million for 2000. The company anticipates capital spending of approximately $4 million in 2002.

      The company believes that cash flows from operations and funds available under its credit facilities will be sufficient for the foreseeable future to meet its needs for normal working capital and capital spending as permitted under the terms of the company's loan agreements.

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

New Accounting Pronouncements

      Effective April 30, 2001, the company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. The adoption of this statement will not have a material effect on the Company's financial condition or results of operations. However, its application may increase the volatility of other expense in the consolidated statements of income (loss) and other comprehensive income (loss) in the consolidated statements of shareholders' equity.

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

              ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

            The Company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. See additional disclosures about interest rate swap agreements in the Management's Discussion and Analysis of Financial Condition and Results of Operations in
item 7 above. The Company's market risk sensitive instruments are not entered into for trading purposes. The Company has not experienced any significant changes in market risk since April 29, 2001.

            The Company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin under the Company's revolving credit agreement and variable rate debt in connection with industrial revenue bonds. To lower or limit overall borrowing costs, the Company entered into interest rate swap agreements to modify the interest characteristics of portions of its outstanding debt. The agreements entitle the Company to receive or pay to the counterparty (a major bank), on a monthly basis, the amounts, if any, by which the Company's interest payments covered by swap agreements differ from those of the counterparty. These amounts were recorded as adjustments to interest expense. As of April 29, 2001, the fair value of the swap agreements and changes in fair value resulting from changes in market interest rates are recognized in the consolidated financial statements because the interest rate swaps no longer serve as a hedge due to the repayment of debt. The annual impact on the Company's results of operations of a 100 basis point interest rate change on the April 29, 2001 outstanding balance of the variable rate debt would be approximately $320,000 irrespective of any interest rate swaps.

            The Company's exposure to fluctuations in foreign currency exchange rates is due primarily to a foreign subsidiary domiciled in Canada and firmly committed and anticipated purchases of certain machinery, equipment and raw materials in foreign currencies. The Company's Canadian subsidiary uses the United States dollar as its functional currency. The Company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with the Canadian subsidiary. However, the Company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firmly committed and anticipated purchases of certain machinery, equipment and raw materials. The Canadian subsidiary is not material to the Company's consolidated results of operations; therefore, the impact of a 10% change in the exchange rate at April 29, 2001 would not have a significant impact on the Company's results of operations or financial position. Additionally, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure. During 2001, mark-to-market losses on foreign currency forward contracts for anticipated purchases in the Euro totaled $643,000, which was included in other expense. Other foreign currency fluctuations did not have a material impact on the Company's results of operations and financial position during fiscal years 2001, 2000 and 1999.

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

KPMG LLP, the Company's independent auditors, conducts an audit in accordance with auditing standards generally accepted in the United States of America and provides an opinion on the financial statements prepared by management. Their report for 2001 is presented below.

The Audit Committee of the Board of Directors reviews the scope of the audit and the findings of the independent auditors. The internal auditor and the independent auditors meet with the Audit Committee to discuss audit and financial reporting issues. The Audit Committee also reviews the company's principal accounting policies, significant internal accounting controls, the Annual Report and annual SEC filings (Form 10-K and Proxy Statement).



          Robert G. Culp, III                       Franklin N. Saxon
          Chairman and Chief Executive Officer      Executive Vice President and
          May 31, 2001                              Chief Financial Officer
                                                    May 31, 2001

REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Culp, Inc.:

We have audited the accompanying consolidated balance sheets of Culp, Inc. and subsidiary as of April 29, 2001 and April 30, 2000, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended April 29, 2001. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Culp, Inc. and subsidiary as of April 29, 2001 and April 30, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended April 29, 2001, in conformity with accounting principles generally accepted in the United States of America.



KPMG LLP
Greensboro, North Carolina
May 31, 2001

CONSOLIDATED BALANCE SHEETS



April 29, 2001 and April 30, 2000 (dollars in thousands, except share data)
                                                               2001      2000
------------------------------------------------------------------------------
ASSETS
   current assets:
      cash and cash investments                             $  1,207     1,007
      accounts receivable                                     57,849    75,223
      inventories                                             59,997    74,471
      other current assets                                     7,856    10,349
------------------------------------------------------------------------------
         total current assets                                126,909   161,050

   property, plant and equipment, net                        112,322   126,407
   goodwill                                                   48,478    49,873
   other assets                                                1,871     6,650
------------------------------------------------------------------------------
         total assets                                       $289,580   343,980
------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
   current liabilities:
      current maturities of long-term debt                  $  2,488     1,678
      accounts payable                                        27,371    37,287
      accrued expenses                                        17,153    22,108
      income taxes payable                                     1,268         0
------------------------------------------------------------------------------
         total current liabilities                            48,280    61,073

   long-term debt                                            109,168   135,808
   deferred income taxes                                      10,330    17,459
------------------------------------------------------------------------------
         total liabilities                                   167,778   214,340
------------------------------------------------------------------------------

   commitments and contingencies (notes 10 and 11)
   shareholders' equity:
      preferred stock, $.05 par value, authorized 10,000,000
         shares                                                    0         0
      common stock, $.05 par value, authorized 40,000,000
         shares, issued and outstanding 11,221,158 at
         April 29, 2001 and 11,208,720 at April 30, 2000         561       560
      capital contributed in excess of par value              36,915    35,266
      retained earnings                                       84,326    93,814
------------------------------------------------------------------------------
         total shareholders' equity                          121,802   129,640
------------------------------------------------------------------------------
         total liabilities and shareholders' equity         $289,580   343,980
------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)


For the years ended April 29, 2001, April 30, 2000,
and May 2, 1999 (dollars in thousands, except per share data)     2001      2000      1999
-------------------------------------------------------------------------------------------
net sales                                                    $  409,810    488,079  483,084
cost of sales                                                   353,823    403,414  406,976
-------------------------------------------------------------------------------------------
   gross profit                                                  55,987     84,665   76,108
selling, general and administrative expenses                     50,366     59,935   59,968
restructuring expense                                             5,625          0        0
-------------------------------------------------------------------------------------------
   income (loss) from operations                                     (4)    24,730   16,140
interest expense                                                  9,114      9,521    9,615
interest income                                                     (46)       (51)    (195)
other expense                                                     3,336      1,566    1,864
-------------------------------------------------------------------------------------------
   income (loss) before income taxes                            (12,408)    13,694    4,856
income taxes                                                     (4,097)     4,314    1,206
-------------------------------------------------------------------------------------------
   net income (loss)                                         $   (8,311)     9,380    3,650
===========================================================================================
net income (loss) per share                                  $    (0.74)      0.81     0.28
-------------------------------------------------------------------------------------------
net income (loss) per share, assuming dilution               $    (0.74)      0.80     0.28
===========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                               capital
For the years ended April 29, 2001         common    common  contributed                 total
April 30, 2000 and May 2, 1999             stock     stock   in excess of   retained  shareholders'
(dollars in thousands, except share data)  shares    amount   par value     earnings     equity
--------------------------------------------------------------------------------------------------
balance, May 3, 1998                   13,007,021   $  650     40,882        90,541     132,073
   cash dividends ($0.14 per share)                                          (1,788)     (1,788)
   net income                                                                 3,650       3,650
   common stock issued in connection
      with stock option plans              10,750        1         34                        35
   common stock purchased                (938,600)     (47)    (2,950)       (2,545)     (5,542)
--------------------------------------------------------------------------------------------------
balance, May 2, 1999                   12,079,171      604     37,966        89,858     128,428
   cash dividends ($0.14 per share)                                          (1,611)     (1,611)
   net income                                                                 9,380       9,380
   common stock issued in connection
      with stock option plans              13,813        1         78                        79
   common stock purchased                (884,264)     (45)    (2,778)       (3,813)     (6,636)
--------------------------------------------------------------------------------------------------
balance, April 30, 2000                11,208,720      560     35,266        93,814     129,640
   cash dividends ($0.105 per share)                                         (1,177)     (1,177)
   net loss                                                                  (8,311)     (8,311)
   common stock issued in connection
      with stock option plans              12,438        1      1,649                     1,650
--------------------------------------------------------------------------------------------------
balance, April 29, 2001                11,221,158   $  561     36,915        84,326     121,802
--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended April 29, 2001, April 30, 2000, and May 2, 1999
(dollars in thousands)                                               2001        2000        1999
--------------------------------------------------------------------------------------------------
cash flows from operating activities:
   net income (loss)                                              $ (8,311)      9,380       3,650
   adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       depreciation                                                 19,391      19,462      18,549
       amortization of intangible assets                             1,591       1,596       1,570
       amortization of deferred compensation                           360         250         250
       provision for deferred income taxes                          (5,394)      2,176       1,064
       restructuring expense                                         5,625           -           -
       changes in assets and liabilities:
         accounts receivable                                        17,374      (4,720)      3,133
         inventories                                                14,474      (7,401)     12,124
         other current assets                                          827         (16)        522
         other assets                                                  171        (770)       (654)
         accounts payable                                           (4,530)      1,029      (8,893)
         accrued expenses                                           (6,767)        890       2,486
         income taxes payable                                        1,268           -      (1,282)
--------------------------------------------------------------------------------------------------
            net cash provided by operating activities               36,079      21,876      32,519
--------------------------------------------------------------------------------------------------

cash flows from investing activities:
   capital expenditures                                             (8,050)    (22,559)    (10,689)
   purchase of restricted investments                                    -         (40)       (119)
   sale (purchase) of investments related to deferred
     compensation plan                                               4,547           -        (735)
   sale of restricted investments                                        -       3,380         800
--------------------------------------------------------------------------------------------------
            net cash used in investing activities                   (3,503)    (19,219)    (10,743)
--------------------------------------------------------------------------------------------------

cash flows from financing activities:
   proceeds from issuance of long-term debt                            564       9,543       2,637
   principal payments on long-term debt                            (26,394)    (14,047)    (16,284)
   cash dividends paid                                              (1,177)     (1,611)     (1,788)
   proceeds from common stock issued                                    17          21          35
   payments to acquire common stock                                      -      (6,636)     (5,542)
   change in accounts payable - capital expenditures                (5,386)     10,571      (2,637)
--------------------------------------------------------------------------------------------------
            net cash used in financing activities                  (32,376)     (2,159)    (23,579)
--------------------------------------------------------------------------------------------------

increase (decrease) in cash and cash investments                       200         498      (1,803)
cash and cash investments, beginning of year                         1,007         509       2,312
--------------------------------------------------------------------------------------------------
cash and cash investments, end of year                             $ 1,207       1,007         509
--------------------------------------------------------------------------------------------------

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

    Fiscal Year - The company's fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. Fiscal years 2001, 2000 and 1999 included 52 weeks.

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

    Property, Plant and Equipment - Property, plant and equipment is recorded at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the respective assets. Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Amounts received on disposal less the book value of assets sold are charged or credited to income (loss).

    Interest costs of $99,000, $146,000 and $365,000 incurred during the years ended April 29, 2001, April 30, 2000 and May 2, 1999, respectively, for the construction of qualifying fixed assets were capitalized and are being amortized over the related assets' estimated useful lives.

    Foreign Currency Translation - The United States dollar is the functional currency for the company's Canadian subsidiary. Translation gains or losses for this subsidiary are reflected in net income (loss).

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

    Income Taxes - Deferred taxes are recognized for the temporary differences between the financial statement carrying amounts and the tax bases of the company's assets and liabilities and operating loss and tax credit carryforwards at income tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred taxes of a change in tax rates is recognized in income (loss) in the period that includes the enactment date.

    No provision is made for income taxes which may be payable if undistributed income of the company's Canadian subsidiary were to be paid as dividends to the company, since the company intends that such earnings will continue to be invested. At April 29, 2001, the amount of such undistributed income was $21.2 million. Foreign tax credits may be available as a reduction of United States income taxes in the event of such distributions.

    Revenue Recognition - Revenue is recognized when products are shipped to customers. Provision is made currently for estimated product returns, claims and allowances.

    Stock Option Plans - SFAS No. 123, Accounting for Stock-Based
    Compensation, requires disclosure of the fair value and other characteristics of stock options (see note 12). The company has chosen under the provisions of SFAS No. 123 to continue using the intrinsic-value method of accounting for employee stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees.

    Fair Value of Financial Instruments - The carrying amount of cash and cash investments, accounts receivable, other current assets, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments.

    The fair value of the company's long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities. The fair value of the company's long-term debt is approximately $104 million at April 29, 2001. See notes 10 and 16 for fair value disclosures related to interest rate swaps and foreign currency forward contracts, respectively.

    Interest Rate Swap Agreements - Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. These agreements are used to effectively fix the interest rates on certain variable rate borrowings. Net amounts paid or received are reflected as adjustments to interest expense. During 2001, the interest rate swaps no longer serve as a hedge due to the repayment of debt, consequently the interest rate swaps were recorded at fair value (see note 10).

    Forward Contracts - Gains and losses related to qualifying hedges of firm commitments to purchase fixed assets are deferred and included in the measurement of the related foreign currency transaction when the hedged transaction occurs. During 2001, the company adopted a policy to manage the exposure related to purchases of inventories denominated in the Euro through the use of forward foreign currency exchange contracts. At April 29, 2001, the duration of these contracts is 12 months and attempts to match the anticipated payable payments.

    Per Share Data - Statement of Financial Accounting Standards No. 128 requires the reporting of both net income (loss) per share and net income (loss) per share, assuming dilution. The following table reconciles the numerators and denominators of net income (loss) per share and net income (loss) per share, assuming dilution:

                                         2001                                 2000                               1999
------------------------------------------------------------------------------------------------------------------------------------
(Amounts in thousands,      (Loss)       Shares     Per Share    Income       Shares     Per Share   Income      Shares    Per Share
 except per share data)  (Numerator) (Denominator)   Amount    (Numerator) (Denominator)  Amount  (Numerator) (Denominator)  Amount
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)
 per share                 $ (8,311)     11,210    $  (0.74)     $ 9,380      11,580     $  0.81   $  3,650      12,909      $  0.28
Effect of dilutive
 securities:
    Options                       0           0                        0         101                      0         155
                           ---------    -------    ---------     -------      ------     -------   --------      ------      -------
Net income (loss) per
 share, assuming dilution  $ (8,311)     11,210    $  (0.74)     $ 9,380      11,681     $  0.80   $  3,650      13,064      $  0.28
                           =========    =======    =========     =======      ======     =======   ========      ======      =======

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

    Reclassification - Certain items in the 2000 and 1999 consolidated financial statements have been reclassified to conform with the presentation adopted in the current year. The reclassifications did not impact net income as previously reported.

2.  RESTRUCTURING
    To reduce costs and improve efficiency, the company is streamlining corporate structure, consolidating manufacturing operations and closing certain facilities. In fiscal 2001, the company recorded restructuring charges of $6.5 million. A portion of this restructuring charge, related to the write-down of inventories ($0.9 million), has been classified as a component of cost of sales. In addition, the company recognized restructuring related charges, primarily costs related to moving equipment, of $0.9 million in 2001. The company expects to recognize additional restructuring related charges, primarily costs related to moving equipment, of approximately $1.1 million in 2002.


    The following summarizes the fiscal 2001 restructuring (amounts in thousands):

                                          Non-cash     Paid in    April 29, 2001
                                Charges  Write-downs    2001     Reserve Balance
                                -------  -----------   -------    ------------
    Non-cash write-downs
       of fixed assets to net
       realizable value          $2,540     2,540          -             -
    Non-cash write-downs
      of inventories                874       874          -             -
    Employee termination
       benefits (110 salaried
       associates)                  969         -         491           478
    Lease termination costs
      and other contractual
      obligations                 1,260         -         176         1,084
    Other costs                     856         -          35           821
                                -------  -----------   -------    ------------
           Total                 $6,499     3,414         702         2,383
                                -------  -----------   -------    ------------

3.  ACCOUNTS RECEIVABLE
    A summary of accounts receivable follows:

    (dollars in thousands)                             2001        2000
-----------------------------------------------------------------------
    customers                                     $  60,218      77,981
    allowance for doubtful accounts                  (1,282)     (1,477)
    reserve for returns and allowances               (1,087)     (1,281)
-----------------------------------------------------------------------
                                                  $  57,849      75,223
-----------------------------------------------------------------------

4.  INVENTORIES
    A summary of inventories follows:

    (dollars in thousands)                             2001        2000
-----------------------------------------------------------------------
    inventories on the FIFO cost method
       raw materials                              $  31,489      43,661
       work-in-process                                4,748       5,970
       finished goods                                24,148      25,733
-----------------------------------------------------------------------
         total inventories on the FIFO cost method   60,385      75,364
    adjustments of certain inventories to the LIFO
       cost method                                     (388)       (893)
-----------------------------------------------------------------------
                                                  $  59,997      74,471
-----------------------------------------------------------------------

5.  PROPERTY, PLANT AND EQUIPMENT
    A summary of property, plant and equipment follows:

                                depreciable lives
    (dollars in thousands)         (in years)         2001        2000
-----------------------------------------------------------------------
    land and improvements                 10      $   2,243       2,325
    buildings and improvements          7-40         30,620      31,065
    leasehold improvements              7-10          2,534       2,659
    machinery and equipment             3-12        200,976     195,387
    office furniture and equipment      3-10         11,517      11,583
    capital projects in progress                      1,125       7,930
-----------------------------------------------------------------------
                                                    249,015     250,949
    accumulated depreciation                       (136,693)   (124,542)
-----------------------------------------------------------------------
                                                  $ 112,322     126,407
-----------------------------------------------------------------------

6.  GOODWILL
    A summary of goodwill follows:

    (dollars in thousands)                             2001        2000
-----------------------------------------------------------------------
    goodwill                                      $  55,547      55,547
    accumulated amortization                         (7,069)     (5,674)
-----------------------------------------------------------------------
                                                  $  48,478      49,873
-----------------------------------------------------------------------


7.  ACCOUNTS PAYABLE
    A summary of accounts payable follows:

    (dollars in thousands)                            2001        2000
----------------------------------------------------------------------
    accounts payable - trade                     $  21,949      26,479
    accounts payable - capital expenditures          5,422      10,808
----------------------------------------------------------------------
                                                 $  27,371      37,287
----------------------------------------------------------------------

8.  ACCRUED EXPENSES
    A summary of accrued expenses follows:

    (dollars in thousands)                            2001        2000
----------------------------------------------------------------------
    compensation and benefits                    $   6,503      14,748
    restructuring                                    2,383           0
    other                                            8,267       7,360
----------------------------------------------------------------------
                                                 $  17,153      22,108
----------------------------------------------------------------------

9.  INCOME TAXES
    A summary of income taxes follows:

    (dollars in thousands)                2001        2000        1999
----------------------------------------------------------------------
    current
      federal                           $ (315)        657      (1,508)
      state                                 11          45        (442)
      Canadian                           1,601       1,436       2,092
----------------------------------------------------------------------
                                         1,297       2,138         142
----------------------------------------------------------------------
    deferred
      federal                           (4,565)      1,514         612
      state                               (905)        378         279
      Canadian                              76         284         173
----------------------------------------------------------------------
                                        (5,394)      2,176       1,064
----------------------------------------------------------------------
                                        $(4,097)     4,314       1,206
----------------------------------------------------------------------

Income before income taxes related to the company's Canadian operation for the years ended April 29, 2001, April 30, 2000, and May 2, 1999 was $4,400,000, $4,900,000 and $6,900,000, respectively.

The following schedule summarizes the principal differences between income taxes at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

                                          2001        2000        1999
----------------------------------------------------------------------
    federal income tax rate              (35.0)%      35.0%       35.0%
    state income taxes, net of federal
      income tax benefit                  (4.7)        2.0        (2.2)
    exempt income of foreign sales
      corporation                         (0.4)       (3.6)       (2.8)
    gains on life insurance contracts      5.0        (1.5)       (3.9)
    other                                  2.1        (0.4)       (1.3)
----------------------------------------------------------------------
                                         (33.0)%      31.5%       24.8%
----------------------------------------------------------------------
    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:

    (dollars in thousands)                            2001        2000
----------------------------------------------------------------------
    deferred tax liabilities:
       property, plant and equipment, net        $ (15,753)    (14,987)
       goodwill                                     (3,938)     (3,175)
       other                                        (1,095)     (1,324)
----------------------------------------------------------------------
          total deferred tax liabilities           (20,786)    (19,486)
    deferred tax assets:
       accounts receivable                             724         843
       inventories                                   3,295       2,396
       compensation                                    556       2,358
       liabilities and reserves                      2,021       1,381
       alternative minimum tax                       1,061       1,485
       net operating loss carryforwards              8,028         528
----------------------------------------------------------------------
          gross deferred tax assets                 15,685       8,991
          valuation allowance                            0           0
----------------------------------------------------------------------
          total deferred tax assets                 15,685       8,991
----------------------------------------------------------------------
                                                 $  (5,101)    (10,495)
======================================================================

    Deferred taxes are classified in the accompanying consolidated balance sheet captions as follows:

    (dollars in thousands)                            2001        2000
----------------------------------------------------------------------
    other current assets                         $   5,229       6,964
    deferred income taxes                          (10,330)    (17,459)
----------------------------------------------------------------------
                                                 $  (5,101)    (10,495)
======================================================================

    At April 29, 2001, the company had an alternative minimum tax credit carryforward of approximately $1,061,000 for federal income tax purposes. Federal and state net operating loss carryforwards with related tax benefits of $8,028,000 at April 29, 2001 expire in varying amounts through fiscal 2021. The company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the existing deferred tax assets.

    Income tax refunds, net of income tax payments, were $369,000 in 2001. Income taxes paid, net of income tax refunds, were $2,027,000 in 2000 and $2,217,000 in 1999.

10. LONG-TERM DEBT
    A summary of long-term debt follows:

    (dollars in thousands)                            2001        2000
----------------------------------------------------------------------
    senior unsecured notes                        $ 75,000      75,000
    industrial revenue bonds and other obligations  32,959      32,452
    revolving credit facility                          999      25,000
    obligations to sellers                           2,698       5,034
----------------------------------------------------------------------
                                                   111,656     137,486
    current maturities                              (2,488)     (1,678)
----------------------------------------------------------------------
                                                  $109,168     135,808
----------------------------------------------------------------------
    The senior unsecured notes have a fixed coupon rate of 6.76% and an average remaining term of 7 years. The principal payments become due from March 2006 to March 2010 with interest payable semi-annually.

    The company's revolving credit agreement (the "Credit Agreement") provides a multi-currency revolving credit facility, which expires in April 2002, with a syndicate of banks in the United States. The Credit Agreement provides for a revolving loan commitment of $25,000,000. The agreement requires payment of a quarterly facility fee. In January 2001, the company amended the Credit Agreement to amend certain covenants. Additionally, the amendment increased the interest rate from LIBOR plus 1.10% to 1.60% to LIBOR plus 2.50% to 4.25%. The interest rate matrix is based on the company's debt to EBITDA ratio, as defined by the agreement. The amended agreement also limits capital expenditures and restricts dividends and common stock repurchases. On borrowings outstanding at April 29, 2001, the interest rate was 9.06% (LIBOR plus 4.00%).

    The company's $2,000,000 revolving line of credit expires in April 2002. At April 29, 2001, no borrowings were outstanding under the revolving line of credit.

    The industrial revenue bonds (IRB) are generally due in balloon maturities which occur at various dates from 2009 to 2013. At April 29, 2001, the bonds bear interest at variable rates with a weighted average of 8.93%, including the letter of credit fee percentage. The IRBs are collateralized by letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder. The January 2001 amendment to the Credit Agreement also increased the letter of credit fees to a range from 2.50% to 4.25%, based on the company's debt to EBITDA ratio. The letter of credit fee percentage as of April 29, 2001 was 4.00%.

    The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At April 29, 2001, the company was in compliance with these amended financial covenants.

    At April 29, 2001, the company had two interest rate swap agreements with a bank. The following table summarizes certain data regarding the interest rate swaps:

    notional amount    interest rate    expiration date
    ---------------------------------------------------
      $5,000,000            6.9%          June 2002
      $5,000,000            6.6%          July 2002

    During 2001, the company recorded a mark-to-market loss of $219,000 because the interest rate swaps no longer serve as a hedge due to the repayment of debt. Net amounts received/paid under the interest rate swaps decreased interest expense by approximately $6,000 in 2001 and increased interest expense by approximately $262,000 in 2000 and $308,000 in 1999. Management believes the risk of incurring losses resulting from the inability of the bank to fulfill its obligation under the interest rate swap agreements to be remote and that any losses incurred would be immaterial.

    The principal payment requirements of long-term debt during the next five years are: 2002 - $2,488,000; 2003 - $2,147,000; 2004 - $470,000;
    2005 - $470,000; and 2006 - $11,469,000.

    Interest paid during 2001, 2000 and 1999 totaled $8,950,000, $9,920,000, and $9,579,000, respectively.

11. COMMITMENTS AND CONTINGENCIES
    The company leases certain office, manufacturing and warehouse facilities and equipment, primarily computer, and vehicles, under noncancellable operating leases. Lease terms related to real estate range from five to ten years with renewal options for additional periods ranging from five to fifteen years. The leases generally require the company to pay real estate taxes, maintenance, insurance and other expenses. Rental expense for operating leases, net of sublease income, was $7,907,000 in 2001; $8,162,000 in 2000; and $7,440,000 in 1999.
    Future minimum rental commitments for noncancellable operating leases are $5,375,000 in 2002; $3,796,000 in 2003; $2,841,000 in 2004;
    $2,414,000 in 2005; $1,636,000 in 2006; and $2,186,000 in later years.

    The company is involved in several legal proceedings and claims which have arisen in the ordinary course of its business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or liquidity of the company.

    The company has outstanding capital expenditure commitments of approximately $312,000 as of April 29, 2001.

12. STOCK OPTION PLANS
    The company has a fixed stock option plan under which options to purchase common stock may be granted to officers, directors and key employees. At April 29, 2001, 1,130,176 shares of common stock were authorized for issuance under the plan. Options are generally exercisable from one to five years after the date of grant and generally expire beginning five to ten years after the date of grant.

    No compensation cost has been recognized for this stock option plan as options are granted under the plan at an option price not less than fair market value at the date of grant.

    A summary of the status of the plan as of April 29, 2001, April 30, 2000 and May 2, 1999 and changes during the years ended on those dates is presented below:

                                           2001                    2000                  1999
------------------------------------------------------------------------------------------------
                                           Weighted-              Weighted-            Weighted-
                                             Average                Average              Average
                                            Exercise               Exercise             Exercise
                                 Shares        Price      Shares     Price     Shares     Price
------------------------------------------------------------------------------------------------
    Outstanding at
      beginning of year         661,114      $ 9.98       622,052    $10.04     429,427   $11.06
    Granted                     130,250        3.11        49,375      8.80     209,375     7.62
    Exercised                    (2,438)       2.82        (7,313)     2.82     (10,750)    3.28
    Canceled/expired                  -           -        (3,000)    20.25      (6,000)   10.56
------------------------------------------------------------------------------------------------
    Outstanding at
      end of year               788,926        8.87       661,114      9.98     622,052    10.04
------------------------------------------------------------------------------------------------
    Options exercisable at
      year-end                  549,926       10.41       461,114     10.88     422,052    11.18
    Weighted-average fair value
      of options granted during
      the year                    $1.60                      3.54                 $2.88
================================================================================================


                            Options Outstanding                   Options Exercisable
--------------------------------------------------------------------------------------------
                     Number    Weighted-Avg.                      Number
    Range of      Outstanding   Remaining        Weighted-Avg.  Exercisable    Weighted-Avg.
Exercise Prices    at 4/29/01  Contractual Life  Exercise Price  at 4/29/01   Exercise Price
--------------------------------------------------------------------------------------------
$  3.03 - $  3.03   119,000      4.9 years           $3.03           -           $      -
$  4.00 - $  7.50   118,926      3.0                  4.91        118,926            4.91
$  7.63 - $  7.63   200,000      7.4                  7.63         80,000            7.63
$  7.75 - $ 12.75   235,375      4.6                 10.11        235,375           10.11
$ 13.34 - $ 20.94   115,625      5.7                 18.58        115,625           18.58
                    -------      ---                 -----        -------           -----
                    788,926      5.3                  8.87        549,926           10.41
                    =======      ===                 =====        =======           =====

    During fiscal 1995, the company adopted a stock option plan which provided for the one-time grant to officers and certain senior managers of options to purchase 121,000 shares of the company's common stock at $.05 (par value) per share. As of April 29, 2001, the 58,500 options outstanding under the plan have exercise prices of $0.05 and a weighted-average remaining contractual life of 2.7 years. Options exercised during fiscal 2001, 2000 and 1999 were 0, 6,500 and 0, respectively.

    During September 1997, the company's shareholders approved the 1997 performance-based option plan which provides for the one-time grant to certain officers and certain senior managers of options to purchase 106,000 shares of the company's common stock at $1.00 per share. Options under the plan are generally exercisable on January 1, 2006. During fiscal 2001, 2000 and 1999, the compensation expense recorded under APB Opinion No. 25 was $360,000, $250,000 and $250,000,
    respectively.

    As of April 29, 2001, the 96,000 options outstanding under the plan have exercise prices of $1.00 and a weighted-average remaining contractual life of 5.7 years. Options exercised during fiscal 2001, 2000 and 1999 were 10,000, 0 and 0, respectively. Had compensation cost for this stock-based compensation plan and the fixed stock option plan with 788,926 options outstanding at April 29, 2001 been determined consistent with SFAS No. 123, the company's net income (loss), net income (loss) per share and net income (loss) per share, assuming dilution would have been changed to the pro forma amounts indicated below:

    (in thousands, except per share data)          2001       2000       1999
    ---------------------------------------------------------------------------
    Net income (loss)      As reported         $(8,311)      9,380       3,650
                           Pro forma            (8,548)      9,145       3,375
    ---------------------------------------------------------------------------
    Net income (loss) per  As reported         $ (0.74)      0.81         0.28
      share                Pro forma             (0.76)      0.79         0.26
    ---------------------------------------------------------------------------
    Net income (loss) per  As reported         $ (0.74)      0.80         0.28
      share, assuming      Pro forma             (0.76)      0.78         0.26
      dilution
    ---------------------------------------------------------------------------

    The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 0%, 1.5% and 1.5%; risk-free interest rates of 4.6%, 5.7% and 5.4%; expected volatility of 54%, 49% and 47%; and expected lives of 5 years, 4 years and 4 years.

13. BENEFIT PLANS
    The company has a defined contribution plan which covers substantially all employees and provides for participant contributions on a pre-tax basis and discretionary matching contributions by the company, which are determined annually. Company contributions to the plan were $2,301,000 in 2001; $2,423,000 in 2000; and $1,612,000 in 1999.

    In addition to the defined contribution plan, the company had a nonqualified deferred compensation plan covering officers and certain other associates. During 2001, the company terminated the nonqualified deferred compensation plan. As a result, the company surrendered the life insurance contracts related to the nonqualified plan in order to pay the participants. The proceeds from those life insurance contracts totaled $4,747,000. The company's nonqualified plan liability of $0 and $4,788,000 at April 29, 2001 and April 30, 2000, respectively, was included in accrued expenses in the accompanying consolidated balance sheets. The company also had assets related to the nonqualified plan of $0 and $4,864,000 at April 29, 2001 and April 30, 2000, respectively, which were included in other assets in the accompanying consolidated balance sheets.

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

    International sales, of which 91%, 94% and 94% were denominated in U.S. dollars in 2001, 2000, and 1999, respectively, accounted for 19% of net sales in 2001 and 23% in 2000 and 1999, and are summarized by geographic area as follows:

    (dollars in thousands)                       2001        2000        1999
------------------------------------------------------------------------------
    North America (excluding USA)            $  34,049      36,032      31,102
    Europe                                       6,262      16,351      19,578
    Middle East                                 17,831      32,929      33,996
    Asia and Pacific Rim                        15,497      19,102      21,371
    South America                                1,028       2,343       3,484
    All other areas                              3,157       4,347       3,823
------------------------------------------------------------------------------
                                             $  77,824     111,104     113,354
------------------------------------------------------------------------------

    In 2001, one customer represented approximately 11% of consolidated net sales. In 2000 and 1999, no customer represented over 10% of consolidated net sales. In addition, company assets located outside the United States are not material for any of the three years presented.

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

    Sales, gross profit and inventories for the company's operating segments are as follows:

    (dollars in thousands)                      2001        2000        1999
------------------------------------------------------------------------------
    Net sales
        Upholstery Fabrics                   $ 305,012     382,310     387,644
        Mattress Ticking                       104,798     105,769      95,440
------------------------------------------------------------------------------
                                             $ 409,810     488,079     483,084
==============================================================================

    Gross profit
        Upholstery Fabrics                   $  29,511      58,547      52,286
        Mattress Ticking                        26,476      26,118      23,822
------------------------------------------------------------------------------
                                             $  55,987      84,665      76,108
==============================================================================

    Inventories
        Upholstery Fabrics                   $  47,129      60,305      55,565
        Mattress Ticking                        12,868      14,166      11,505
------------------------------------------------------------------------------
                                             $  59,997      74,471      67,070
==============================================================================

15. RELATED PARTY TRANSACTIONS
    A director of the company is also an officer and director of a major customer of the company. The amount of sales to this customer was approximately $45,230,000 in 2001; $39,479,000 in 2000; and $34,313,000
    in 1999. The amount due from this customer at April 29, 2001 was approximately $5,399,000 and at April 30, 2000 was approximately $3,797,000.

    A director of the company is also an officer and director of the lessor of the company's office facilities in High Point. Rent expense for the company's office facilities was approximately $562,000 in 2001; $522,000 in 2000; and $555,000 in 1999.

    Rents paid to entities owned by certain shareholders and officers of the company and their immediate families were $695,000 in 2001 and 2000; and $752,000 in 1999.

16. FOREIGN EXCHANGE FORWARD CONTRACTS
    The company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firm commitments to purchase certain machinery and equipment and raw materials. The company had $1,547,000 and $4,761,000 of outstanding foreign exchange forward contracts as of April 29, 2001 and April 30, 2000, respectively (denominated in Euros at April 29, 2001). Due to the short maturity of these financial instruments, the fair values of these contracts approximate the contract amounts at April 29, 2001 and April 30, 2000, respectively.

    During 2001, the company adopted a policy to manage the exposure related to purchases of inventories denominated in the Euro through the use of forward exchange contracts. At April 29, 2001, the duration of these contracts is 12 months and attempts to match the anticipated payable payments. At April 29, 2001, the amount of the remaining contracts was $11,715,000 and unrealized mark-to-market losses, recorded in accrued expenses in the balance sheet, were $643,000. These transactions do not qualify as hedges for financial reporting purposes and, as a result, changes in the fair value of the contracts are recorded as other expense in the statement of income (loss).

SELECTED QUARTERLY DATA

                                        fiscal     fiscal     fiscal      fiscal       fiscal       fiscal      fiscal      fiscal
(amounts in thousands,                   2001       2001       2001        2001         2000         2000        2000        2000
 except per share amounts)           4th quarter 3rd quarter 2nd quarter 1st quarter 4th quarter 3rd quarter 2nd quarter 1st quarter
-----------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
   net sales                          $ 101,071     95,880    110,981    101,878       129,419    113,181     129,542      115,937
   cost of sales                         85,978     86,047     94,094     87,704       107,342     94,712     105,835       95,525
-----------------------------------------------------------------------------------------------------------------------------------
     gross profit                        15,093      9,833     16,887     14,174        22,077     18,469      23,707       20,412
   SG & A expenses                       10,617     12,480     13,491     13,778        14,913     13,949      16,035       15,038
   restructuring expense                  3,121      2,504          0          0             0          0           0            0
-----------------------------------------------------------------------------------------------------------------------------------
     income (loss) from operations        1,355     (5,151)     3,396        396         7,164      4,520       7,672        5,374
   interest expense                       2,284      2,222      2,285      2,323         2,255      2,366       2,484        2,416
   interest income                           (6)       (18)       (15)        (7)          (10)        (8)        (16)         (17)
   other expense                          1,209        811        575        741           366        229         416          555
-----------------------------------------------------------------------------------------------------------------------------------
     income (loss) before income taxes   (2,132)    (8,166)       551     (2,661)        4,553      1,933       4,788        2,420
   income taxes                            (705)    (2,696)       209       (905)        1,362        501       1,628          823
-----------------------------------------------------------------------------------------------------------------------------------
     net income (loss)                   (1,427)    (5,470)       342     (1,756)        3,191      1,432       3,160        1,597
--------------------------------------- -------------------------------------------------------------------------------------------
   EBITDA (3)                         $   5,208       (648)     8,265      5,177        12,248      9,715      12,472       10,037
   depreciation                           4,610      4,738      4,983      5,060         4,981      4,965       4,757        4,759
   cash dividends                             0        392        393        392           393        396         399          423
--------------------------------------- -------------------------------------------------------------------------------------------
   weighted average shares outstanding   11,212     11,211     11,209     11,209        11,213     11,296      11,749       12,063
   weighted average shares outstanding,
     assuming dilution                   11,212     11,211     11,270     11,209        11,298     11,389      11,868       12,219
-----------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
   net income (loss)                  $   (0.13)     (0.49)      0.03      (0.16)         0.28       0.13        0.27         0.13
   net income (loss), assuming dilution   (0.13)     (0.49)      0.03      (0.16)         0.28       0.13        0.27         0.13
   cash dividends                             0      0.035      0.035      0.035         0.035      0.035       0.035        0.035
   book value                             10.85      10.85      11.37      11.37         11.57      11.31       11.17        10.73
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
   working capital                    $  78,629     90,968     94,272    100,288        99,977     97,440      92,800      100,394
   property, plant and equipment, net   112,322    116,207    120,023    123,636       126,407    123,303     124,318      120,971
   total assets                         289,580    302,918    324,412    326,483       343,980    337,308     339,778      328,924
   capital expenditures                   1,518      2,873      1,370      2,289         8,085      3,950       8,104        2,420
   long-term debt                       109,168    119,213    125,079    135,150       135,808    137,052     133,875      136,228
   funded debt (1)                      111,656    121,372    126,757    136,828       137,486    137,683     134,468      136,222
   shareholders' equity                 121,802    121,586    127,441    127,492       129,640    126,867     126,482      129,229
   capital employed (4)                 233,458    242,958    254,198    264,320       267,126    264,550     260,950      265,451
-----------------------------------------------------------------------------------------------------------------------------------
RATIOS & OTHER DATA
   gross profit margin                     14.9%      10.3%      15.2%      13.9%         17.1%      16.3%       18.3%        17.6%
   operating income (loss) margin           1.3       (5.4)       3.1        0.4           5.5        4.0         5.9          4.6
   net income (loss) margin                (1.4)      (5.7)       0.3       (1.7)          2.5        1.3         2.4          1.4
   EBITDA margin                            5.2       (0.7)       7.4        5.1           9.5        8.6         9.6          8.7
   effective income tax rate               33.1       33.0       37.9       34.0          29.9       25.9        34.0         34.0
   funded debt-to-total capital ratio (1)  47.8       50.0       49.9       51.8          51.5       52.0        51.5         51.3
   working capital turnover                 4.0        4.1        4.2        4.3           4.4        4.5         4.4          4.4
   days sales in receivables                 52         48         52         49            53         49          49           45
   inventory turnover                       5.4        4.9        5.1        4.7           5.5        4.8         5.5          5.4
----------------------------------------------------------------------------------------------------------------------------------
STOCK DATA
   stock price
     high                             $    5.25       4.13       5.69       7.25          9.88       7.50       10.31        11.06
     low                                   2.37       1.63       3.63       4.94          5.00       5.88        6.69         7.25
     close                                 4.95       3.63       3.88       5.81          5.81       6.00        6.94        10.13
   P/E ratio (2)
     high  (5)                              N.M        N.M       19.9       13.7          12.2        9.7        12.8         17.7
     low (5)                                N.M        N.M       12.7        9.3           6.2        7.6         8.3         11.6
   daily average trading volume (shares)   13.0       39.1        6.6        6.7          12.0       10.0        18.8         21.9
----------------------------------------------------------------------------------------------------------------------------------
(1)  Funded debt includes long- and short-term debt, less restricted investments.
(2)  P/E ratios based on trailing 12-month net income (loss) per share.
(3)  EBITDA represents earnings before interest, income taxes, depreciation and amortization.
(4)  Capital employed includes funded debt and shareholders' equity.
(5)  N.M - Not meaningful

            ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                       ON ACCOUNTING AND FINANCIAL DISCLOSURE

            During the two years ended April 29, 2001 and any subsequent interim periods, there were no changes of accountants and/or disagreements on any matters of accounting principles or practices or financial statement disclosures.

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

                                                               Page of Annual
                                                                  Report on
Item                                                              Form 10-K
----                                                              ---------
Consolidated Balance Sheets - April 29, 2001 and.................    27
   April 30, 2000

Consolidated Statements of Income (Loss) -
  for the years ended April 29, 2001,
  April 30, 2000, and May 2, 1999 ...............................    28

Consolidated Statements of Shareholders' Equity -
  for the years ended April 29, 2001,
  April 30, 2000 and May 2, 1999 ................................    29

Consolidated Statements of Cash Flows -
  for the years ended April 29, 2001,
  April 30, 2000, and May 2, 1999 ...............................    30

Consolidated Notes to Financial Statements.......................    31

Report of Independent Auditors ..................................    26


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

     10(j) Second Amendment of Lease Agreement dated April 16, 1993, with Partnership 52 Associates was filed as
                Exhibit 10(l) to the Company's Form 10-K for the year ended May 2, 1993, filed on July 29, 1993, and is incorporated herein by reference.

     10(k) 1993 Stock Option Plan was filed as Exhibit 10(o) to the Company's Form 10-K for the year ended May 2, 1993, filed on July 29, 1993, and is incorporated herein by reference. (*)

     10(l) First Amendment to Loan Agreement dated as of December 1, 1993 by and between The Guilford County Industrial Facilities and Pollution Control Financing Authority and the Company was filed as Exhibit 10(p) to the Company's Form 10-Q, filed on March 15, 1994, and is incorporated herein by reference.

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

     10(o) Performance-Based Stock Option Plan, dated June 21, 1994, was filed as Exhibit 10(bb) to the Company's Form 10-K for the year ended April 30, 1995, filed on July 26, 1995, and is incorporated herein by reference. (*)

     10(p) Interest Rate Swap Agreement between Company and First Union National Bank of North Carolina, dated May 31, 1995 was filed as exhibit 10(w) to the Company's Form 10-Q for the quarter ended July 30, 1995, filed on September 12, 1995, and is incorporated herein by reference.

     10(q) Interest Rate Swap Agreement between Company and First Union National Bank of North Carolina, dated July 7, 1995 was filed as exhibit 10(x) to the Company's Form 10-Q for the quarter ended July 30, 1995, filed on September 12, 1995, and is incorporated herein by reference.

     10(r) Second Amendment of Lease Agreement dated June 15, 1994 with Partnership 74 Associates was filed as Exhibit 10(v) to the Company's Form 10-Q for the quarter ended October 29, 1995, filed on December 12, 1995, and is incorporated herein by reference.

     10(s) Lease Agreement dated November 1, 1993 by and between the Company and Chromatex, Inc. was filed as Exhibit 10(w) to the Company's Form 10-Q for the quarter ended October 29, 1995, filed on December 12, 1995, and is incorporated herein by reference.

     10(t) Lease Agreement dated November 1, 1993 by and between the Company and Chromatex Properties, Inc. was filed as
                Exhibit 10(x) to the Company's Form 10-Q for the quarter ended October 29, 1995, filed on December 12, 1995, and is incorporated herein by reference.

     10(u) Amendment to Lease Agreement dated May 1, 1994 by and between the Company and Chromatex Properties, Inc. was filed as Exhibit 10(y) to the Company's Form 10-Q for the quarter ended October 29, 1995, filed on December 12, 1995, and is incorporated herein by reference.

     10(v) Loan Agreement between Chesterfield County, South Carolina and the Company dated as of April 1, 1996 relating to Tax Exempt Adjustable Mode Industrial Development Bonds (Culp, Inc. Project) Series 1996 in the aggregate principal amount of $6,000,000 was filed as Exhibit 10(aa) to the Company's Form 10-K for the year ended April 28, 1996, and is incorporated herein by reference.

     10(w) Loan Agreement between Luzerne County, Pennsylvania and the Company, dated as of December 1, 1996, relating to Tax-Exempt Adjustable Mode Industrial Development Revenue Bonds (Culp, Inc. Project) Series 1996 in the aggregate principal amount of $3,500,000 was filed as
                Exhibit  10(dd)  to the  Company's  Form  10-Q  for  the
                quarter ended January 26, 1997, and is incorporated herein by reference.

     10(x) Second Amendment to Lease Agreement between Chromatex Properties, Inc. and the Company, dated April 17, 1997 was filed as Exhibit 10(dd) to the Company's Form 10-K for the year ended April 27, 1997, and is incorporated herein by reference.

     10(y) Lease Agreement between Joseph E. Proctor (doing business as JEPCO) and the Company, dated April 21, 1997 was filed as Exhibit 10(ee) to the Company's Form 10-K for the year ended April 27, 1997, and is incorporated herein by reference.

     10(z) $125,000,000 Revolving Loan Facility dated April 23, 1997 by and among the Company and Wachovia Bank of Georgia, N.A., as agent, and First Union National Bank of North Carolina, as documentation agent was filed as
                Exhibit 10(ff) to the Company's Form 10-K for the year ended April 27, 1997, and is incorporated herein by reference.

     10(aa) Reimbursement and Security Agreement between Culp, Inc. and Wachovia Bank of North Carolina, N.A., dated as of April 1, 1997, relating to $3,337,000 Principal Amount, Chesterfield County, South Carolina Industrial Revenue Bonds (Culp, Inc. Project) Series 1988 was filed as
               Exhibit 10(hh) to the Company's Form 10-K for the year ended April 27, 1997, and is incorporated herein by reference.

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

     10(bb) Loan Agreement and Reimbursement and Security Agreement dated July 1, 1997 with the Robeson County Industrial Facilities and Pollution Control Financing Authority relating to the issuance of Tax-Exempt Adjustable Mode Industrial Development Revenue Bonds (Culp, Inc. Project), Series 1997 in the aggregate principal amount of $8,500,000 was filed as Exhibit 10(ii) to the Company's Form 10-Q for the quarter ended August 3, 1997, and is incorporated herein by reference.

     10(cc) Form of Note Purchase Agreement (providing for the issuance by Culp, Inc. of its $20 million 6.76% Series A Senior Notes due 3/15/08 and its $55 million 6.76% Series B Senior Notes due 3/15/10), each dated March 4, 1998, between Culp, Inc. and each of the following:
                1.  Connecticut General Life Insurance Company;
                2.  The Mutual Life Insurance Company of New York;
                3.  United of Omaha Life Insurance Company;
                4.  Mutual of Omaha Insurance Company;
                5.  The Prudential Insurance Company of  America;
                6.  Allstate Life Insurance Company;
                7.  Life Insurance Company of North America;  and
                8.  CIGNA Property and Casualty Insurance Company
                This agreement was filed as Exhibit 10(ll) to the Company's Form 10-K for the year ended May 3, 1998, and is incorporated herein by reference.

     10(dd) First Amendment to Credit Agreement dated July 22, 1998 among Culp, Inc., Wachovia Bank, N.A., as agent, First Union National Bank, as documentation agent, and Wachovia Bank, N.A., First Union National Bank, SunTrust Bank, Atlanta, and Cooperatieve Centrale Raiffeisen-Boerenleeenbank B.A., Rabobank Nederland, New York Branch, as lenders. This amendment was filed as Exhibit 10(mm) to the Company's Form 10-Q for the quarter ended August 2, 1998, and is incorporated herein by reference.

     10(ee) Second Amendment to Credit Agreement dated October 26, 1998, among Culp, Inc., Wachovia Bank, N.A., as agent, First Union National Bank, as documentation agent, and Wachovia Bank, N.A., First Union National Bank, and SunTrust Bank, Atlanta, as lenders. This amendment was filed as Exhibit 10(nn) to the Company's Form 10-Q for the quarter ended November 1, 1998, and is incorporated herein by reference.

     10(ff) Rights Agreement, dated as of October 8, 1999, between Culp, Inc. and EquiServe Trust Company, N.A., as Rights Agent, including the form of Articles of Amendment with respect to the Series A Participating Preferred Stock included as Exhibit A to the Rights Agreement, the forms of Rights Certificate included as Exhibit B to the Rights Agreement, and the form of Summary of Rights included as Exhibit C to the Rights Agreement. The Rights Agreement was filed as Exhibit 99.1 to the Company's Form 8-K dated October 12, 1999, and is incorporated herein by reference.

     10(gg) Third Amendment to Credit Agreement dated April 28, 2000, among Culp, Inc., Wachovia Bank, N.A., as agent, First Union National Bank, as documentation agent, and Wachovia Bank, N.A., First Union National Bank, and Suntrust Bank, as lenders. This amendment was filed as
                Exhibit 10(pp) to the Company's Form 10-K for the year ended April 30, 2000, and is incorporated herein by reference.

     10(hh) Fourth Amendment to Credit Agreement dated July 30, 2000, among Culp, Inc., Wachovia Bank, N.A., as agent, First Union National Bank, as documentation agent, and Wachovia Bank, N.A., First Union National Bank, and Suntrust Bank, as lenders. This amendment was filed as
                Exhibit 10(qq) to the Company's Form 10-Q for the quarter ended July 30, 2000, and is incorporated herein by reference.

     10(ii) Amendments to 1993 Stock Option Agreement dated September 26, 2000. This amendment was filed as
                Exhibit  10(rr)  to the  Company's  Form  10-Q  for  the
                quarter ended October 29, 2000, and is incorporated herein by reference. (*)

     10(jj) Fifth Amendment to Credit Agreement dated January 26, 2001, among Culp, Inc., Wachovia Bank, N.A., as agent, First Union National Bank, as documentation agent, and Wachovia Bank, N.A., First Union National Bank, and Suntrust Bank, as lenders. This amendment was filed as
                Exhibit  10(ss)  to the  Company's  Form  10-Q  for  the
                quarter ended January 28, 2001, and is incorporated herein by reference.

     10(kk) Second Amendment to Reimbursement and Security Agreements dated January 26, 2001, made by and between Culp, Inc. and Wachovia Bank, N.A. This amendment was filed as Exhibit 10(tt) to the Company's Form 10-Q for the quarter ended January 28, 2001, and is incorporated herein by reference.

     21        List of subsidiaries of the Company

     23(a) Consent of Independent Public Auditors in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 33-13310, 33-37027, 33-80206, 33-62843, 333-27519,
               333-59512 and 333-59514), dated March 20, 1987, September 18,
               1990,  June 13, 1994, September 22, 1995, May 21, 1997, April
               25, 2001, and April 25, 2001.

     24(a)     Power of Attorney of Howard L. Dunn, Jr., dated June 29, 2001

     24(b)     Power of Attorney of H. Bruce English, dated June 25, 2001

     24(c)     Power of Attorney of Patrick B. Flavin, dated July 18, 2001

     24(d)     Power of Attorney of Patrick H. Norton, dated July 5,  2001

     24(e)     Power of Attorney of Earl N. Phillips, Jr., dated June 29, 2001

     24(f)     Power of Attorney of Judith C. Walker, dated June 27, 2001

b)    Reports on Form 8-K:

      The Company filed the following report on Form 8-K during the quarter ended April 29, 2001:

      (1) Form 8-K dated February 20, 2001, included under Item 5, Other Events, included the Company's press release for quarterly earnings and the Financial Information Release relating to certain financial information for the quarter ended January 28, 2001.

c)    Exhibits:

          The exhibits to this Form 10-K are filed at the end of this Form 10-K immediately preceded by an index. A list of the exhibits begins on page 52 under the subheading "Exhibits Index".

d)    Financial Statement Schedules:

      See Item 14(a) (2)

                                SIGNATURES

                 Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of July 2001.

                        CULP, INC.
                        By /s/    Robert G. Culp, III
                                  Robert G. Culp, III
                                 (Chairman and Chief Executive Officer)

                        By: /s/   Franklin N. Saxon
                                  Franklin N. Saxon
                                  (Executive Vice President and Chief Financial and Accounting Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of July 2001.

/s/   Robert G. Culp, III           /s/   Patrick H. Norton *
      Robert G. Culp, III                 Patrick H. Norton
      (Chairman of the                    (Director)
       Board of Directors)

/s/   Franklin N. Saxon             /s/   Judith C. Walker *
      Franklin N. Saxon                   Judith C. Walker
         (Director)                         (Director)

/s/   Howard L. Dunn, Jr.*          /s/   H. Bruce English*
      Howard L. Dunn, Jr.                 H. Bruce English
         (Director)                         (Director)

/s/   Patrick B. Flavin*            /s/   Earl N. Phillips, Jr.*
      Patrick B. Flavin                   Earl N. Phillips, Jr.
         (Director)                         (Director)

*     By  Franklin  N.  Saxon,  Attorney-in-Fact,   pursuant  to  Powers  of
Attorney filed with the Securities and Exchange Commission.

                             EXHIBITS INDEX


Exhibit Number  Exhibit

     21        List of subsidiaries of the Company

     23(a) Consent of Independent Public Auditors in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 33-13310, 33-37027, 33-80206, 33-62843, 333-27519,
               333-59512  and  333-59514),  dated March 20, 1987,  September
               18, 1990,  June 13, 1994,  September 22, 1995,  May 21, 1997,
               April 25, 2001, and April 25, 2001.

     24(a)     Power of Attorney of Howard L. Dunn, Jr., dated June 29, 2001

     24(b)     Power of Attorney of H. Bruce English, dated June 25, 2001

     24(c)     Power of Attorney of Patrick B. Flavin, dated July 18, 2001

     24(d)     Power of Attorney of Patrick H. Norton, dated July 5,  2001

     24(e)     Power of Attorney of Earl N. Phillips, Jr., dated June 29, 2001

     24(f)     Power of Attorney of Judith C. Walker, dated June 27, 2001