Form 10-Q
period 2001-07-29
CULP INC
filed 2001-09-12
CIK 723603

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 29, 2001

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

                                YES X    NO


            Common shares outstanding at July 29, 2001:  11,221,158
                                Par Value: $.05

                               INDEX TO FORM 10-Q
                       For the period ended July 29, 2001

Part I -  Financial Statements.                                           Page
------------------------------------------                               -------

Item 1.    Unaudited Interim Consolidated Financial Statements:
---------------------------------------------------------------

Consolidated Statements of Loss-Three Months Ended July 29, 2001           I-1
     and July 30, 2000

Consolidated  Balance  Sheets-July 29, 2001, July 30, 2000 and
April 29, 2001                                                             I-2

Consolidated Statements of Cash Flows---Three Months Ended
July 29, 2001  and July 30, 2000                                           I-3


Consolidated Statements of Shareholders' Equity                            I-4

Notes to Consolidated Financial Statements                                 I-5

Sales by Segment/Division                                                  I-11

International Sales by Geographic Area                                     I-12

Item 2.   Management's Discussion and Analysis of Financial                I-13
-----------------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

Item 3.   Quantitative and Qualitative Disclosures About                   I-18
--------------------------------------------------------
          Market Risk
          -----------

Part II - Other Information
-------------------------------------

Item 6.   Exhibits and Reports on Form 8-K                                 II-1

Signature                                                                  II-2

Item 1:  Financial Statements

                                   CULP, INC.
                         CONSOLIDATED STATEMENTS OF LOSS
           FOR THE THREE MONTHS ENDED JULY 29, 2001 AND JULY 30, 2000

                (Amounts in Thousands, Except for Per Share Data)

                                                             THREE MONTHS ENDED (UNAUDITED)
                                            --------------------------------------------------------------------
                                                     Amounts                                  Percent of Sales
                                            -------------------------                    -------------------------
                                              July 29,     July 30,       % Over
                                                2001         2000        (Under)            2002         2001
                                            -----------  ------------  -----------       -----------  ------------
Net sales                                $      86,463       101,878       (15.1)%          100.0 %       100.0 %
Cost of sales                                   75,674        87,704       (13.7)%           87.5 %        86.1 %
                                            -----------  ------------  -----------       -----------  ------------
        Gross profit                            10,789        14,174       (23.9)%           12.5 %        13.9 %

Selling, general and
  administrative expenses                       11,235        13,778       (18.5)%           13.0 %        13.5 %
Restructuring expense                            1,303             0       100.0 %            1.5 %         0.0 %
                                            -----------  ------------  -----------       -----------  ------------
        Income (loss) from operations           (1,749)          396      (541.7)%           (2.0)%         0.4 %

Interest expense                                 2,068         2,323       (11.0)%            2.4 %         2.3 %
Interest income                                    (23)           (7)      228.6 %           (0.0)%        (0.0)%
Other expense (income), net                        572           741       (22.8)%            0.7 %         0.7 %
                                            -----------  ------------  -----------       -----------  ------------
        Loss before income taxes                (4,366)       (2,661)      (64.1)%           (5.0)%        (2.6)%

Income taxes  *                                 (1,484)         (905)      (64.0)%           34.0 %        34.0 %
                                            -----------  ------------  -----------       -----------  ------------
        Net loss                          $     (2,882)       (1,756)      (64.1)%           (3.3)%        (1.7)%
                                            ===========  ============  ===========       ===========  ============

Net loss per share                              ($0.26)       ($0.16)      (62.5)%
Net loss per share, assuming dilution           ($0.26)       ($0.16)      (62.5)%
Dividends per share                              $0.00        $0.035      (100.0)%
Average shares outstanding                      11,221        11,209         0.1 %
Average shares outstanding, assuming dilution   11,221        11,209         0.1 %



*  Percent of sales column is calculated as a % of loss before income taxes.

                                                  CULP, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                JULY 29, 2001, JULY 30, 2000, AND APRIL 29, 2001
                                                   Unaudited
                                             (Amounts in Thousands)

                                                     Amounts                         Increase
                                         ---------------------------------          (Decrease)             (1)
                                             July 29,         July 30,      ---------------------------- April 29,
                                               2001             2000         Dollars        Percent        2001
                                          ----------------  -------------  -------------    -----------  ---------
Current assets
      Cash and cash investments             $         549          1,654       (1,105)      (66.8) %       1,207
      Accounts receivable                          52,353         58,851       (6,498)      (11.0) %      57,849
      Inventories                                  59,006         74,600      (15,594)      (20.9) %      59,997
      Other current assets                          9,893         11,565       (1,672)      (14.5) %       7,856
                                          ----------------  ------------- -------------    -----------  ---------
                Total current assets              121,801        146,670      (24,869)      (17.0) %     126,909

Property, plant & equipment, net                  109,417        123,636      (14,219)      (11.5) %     112,322
Goodwill                                           48,129         49,525       (1,396)       (2.8) %      48,478
Other assets                                        1,711          6,652       (4,941)      (74.3) %       1,871
                                          ----------------  ------------- -------------    -----------  ---------

                Total assets                $     281,058        326,483      (45,425)      (13.9) %     289,580
                                          ================  ============= =============    ===========  =========


Current liabilities
      Current maturities of long-term debt  $       2,130          1,678          452        26.9  %       2,488
      Accounts payable                             24,773         24,942         (169)       (0.7) %      27,371
      Accrued expenses                             16,494         19,762       (3,268)      (16.5) %      17,153
      Income taxes payable                              0              0            0         0.0  %       1,268
                                          ----------------  ------------- -------------    -----------  ---------
                Total current liabilities          43,397         46,382       (2,985)       (6.4) %      48,280

Long-term debt                                    108,522        135,150      (26,628)      (19.7) %     109,168

Deferred income taxes                              10,330         17,459       (7,129)      (40.8) %      10,330
                                          ----------------  ------------- -------------    -----------  ---------
                Total liabilities                 162,249        198,991      (36,742)      (18.5) %     167,778

Shareholders' equity                              118,809        127,492       (8,683)       (6.8) %     121,802
                                          ----------------  ------------- -------------    -----------  ---------

                Total liabilities and
                shareholders' equity        $     281,058        326,483      (45,425)      (13.9) %     289,580
                                          ================  ============= =============    ===========  =========

Shares outstanding                                 11,221         11,209           12         0.1  %      11,221
                                          ================  ============= =============    ===========  =========


(1)  Derived from audited financial statements.

                                   CULP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED JULY 29, 2001 AND JULY 30, 2000
                                    Unaudited

                             (Amounts in Thousands)

                                                                         THREE MONTHS ENDED
                                                                      -------------------------
                                                                              Amounts
                                                                      -------------------------
                                                                       July 29,     July 30,
                                                                         2001         2000
                                                                      ------------ ------------
Cash flows from operating activities:
    Net  loss                                                     $       (2,882)      (1,756)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Depreciation                                                     4,473        5,060
          Amortization of intangible assets                                  393          399
          Amortization of deferred compensation                              (13)          63
          Restructuring expense                                            1,303            0
          Changes in assets and liabilities:
             Accounts receivable                                           5,496       16,372
             Inventories                                                     991         (129)
             Other current assets                                         (1,987)      (1,216)
             Other assets                                                     (3)         147
             Accounts payable                                               (123)      (6,886)
             Accrued expenses                                             (1,957)      (2,409)
             Income taxes payable                                         (1,268)           0
                                                                      ------------ ------------
                Net cash provided by operating activities                  4,423        9,645
                                                                      ------------ ------------
Cash flows from investing activities:
    Capital expenditures                                                  (1,602)      (2,289)
    Purchase of investments to fund deferred compensation liability            0         (200)
                                                                      ------------ ------------
                Net cash used in investing activities                     (1,602)      (2,489)
                                                                      ------------ ------------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                  16            0
    Principal payments on long-term debt                                  (1,020)        (658)
    Change in accounts payable-capital expenditures                       (2,475)      (5,459)
    Dividends paid                                                             0         (392)
                                                                      ------------ ------------
                Net cash used in financing activities                     (3,479)      (6,509)
                                                                      ------------ ------------

Increase (decrease) in cash and cash investments                            (658)         647

Cash and cash investments at beginning of period                           1,207        1,007
                                                                      ------------ ------------

Cash and cash investments at end of period                        $          549        1,654
                                                                      ============ ============

                            CULP, INC.
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (Unaudited)

(Dollars in thousands, except share and per share data)

                                                                                Capital                   Accumulated
                                                     Common Stock             Contributed                   Other          Total
                                                -------------------------     in Excess      Retained   Comprehensive  Shareholders'
                                                Shares            Amount     of Par Value     Earnings       Loss         Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 2000                          11,208,720    $    560    $   35,266       $ 93,814     $             $  129,640
    Cash dividends ($0.105 per share)                                                         (1,177)                      (1,177)
    Net loss                                                                                  (8,311)                      (8,311)
    Common stock issued in connection
       with stock option plans                       12,438           1         1,649                                       1,650
------------------------------------------------------------------------------------------------------------------------------------
Balance, April 29, 2001                          11,221,158         561        36,915         84,326                      121,802
    Net loss                                                                                  (2,882)                      (2,882)
    Other comprehensive loss:
        Loss on cash flow hedges, net of taxes                                                                 (98)           (98)
    Common stock issued (forfeited) in connection
       with stock option plans                                                    (13)                                        (13)
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 29, 2001                           11,221,158    $    561    $   36,902       $ 81,444     $     (98)    $  118,809
====================================================================================================================================

                                     Culp, Inc.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiary include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. All of these adjustments are of a normal recurring nature except as disclosed in note 8 to the consolidated financial statements. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company's annual report on Form 10-K filed with the Securities and Exchange Commission on July 27, 2001 for the fiscal year ended April 29, 2001.
================================================================================

2.  Accounts Receivable

       A summary of accounts receivable follows (dollars in thousands):

--------------------------------------------------------------------------------

                                                July 29, 2001    April 29, 2001
--------------------------------------------------------------------------------

Customers                                       $   54,663        $   60,218
Allowance for doubtful accounts                     (1,263)           (1,282)
Reserve for returns and allowances                  (1,047)           (1,087)
--------------------------------------------------------------------------------

                                                $   52,353        $   57,849
================================================================================

3.  Inventories

     Inventories are carried at the lower of cost or market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

   A summary of inventories follows (dollars in thousands):

--------------------------------------------------------------------------------

                                                July 29, 2001     April 29, 2001
--------------------------------------------------------------------------------

Raw materials                                    $  33,050        $   31,489
Work-in-process                                      3,731             4,748
Finished goods                                      22,613            24,148
--------------------------------------------------------------------------------

Total inventories valued at FIFO cost               59,394            60,385
Adjustments of certain inventories to the
  LIFO cost method                                    (388)             (388)
--------------------------------------------------------------------------------

                                                 $  59,006        $   59,997
================================================================================

4.  Accounts Payable

   A summary of accounts payable follows (dollars in thousands):
--------------------------------------------------------------------------------

                                                July 29, 2001     April 29, 2001
--------------------------------------------------------------------------------

Accounts payable-trade                           $  21,826        $   21,949
Accounts payable-capital expenditures                2,947             5,422
--------------------------------------------------------------------------------

                                                $   24,773        $   27,371
================================================================================

5.  Accrued Expenses

   A summary of accrued expenses follows (dollars in thousands):
--------------------------------------------------------------------------------

                                                July 29, 2001     April 29, 2001
--------------------------------------------------------------------------------

Compensation and benefits                       $   4,780         $   6,503
Restructuring                                       2,540             2,383
Other                                               9,174             8,267
--------------------------------------------------------------------------------

                                                $   16,494        $  17,153
================================================================================

6.  Long-Term Debt

   A summary of long-term debt follows (dollars in thousands):
--------------------------------------------------------------------------------

                                                July 29, 2001     April 29, 2001
--------------------------------------------------------------------------------

Senior unsecured notes                           $ 75,000         $  75,000
Industrial revenue bonds and other obligations     32,975            32,959
Revolving credit facility                             999               999
Obligations to sellers                              1,678             2,698
--------------------------------------------------------------------------------
                                                  110,652           111,656
Less current maturities                            (2,130)           (2,488)
--------------------------------------------------------------------------------

                                                $ 108,522         $ 109,168
================================================================================

    The senior unsecured notes have a fixed coupon rate of 6.76% and an average remaining term of 7 years. The principal payments become due from March 2006 to March 2010 with interest payable semi-annually.

     The company's revolving credit agreement (the "Credit Agreement") provides a multi-currency revolving credit facility, which expires in April 2002, with a syndicate of banks in the United States. In August 2001, the company reduced the revolving loan commitment from $25,000,000 to $20,000,000, and the Credit Agreement was amended to amend the company's debt to EBITDA ratio, as defined by the agreement. The agreement requires payment of a quarterly facility fee. On borrowings outstanding at July 29, 2001, the interest rate was 7.75% (LIBOR plus 4.00%).

     The company's $2,000,000 revolving line of credit expires on April 2002. At July 29, 2001, no borrowings were outstanding under the revolving line of credit.

     The industrial revenue bonds (IRBs) are generally due in balloon maturities which occur at various dates from 2009 to 2013. The IRBs are collateralized by letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder.

     The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At July 29, 2001, the company was in compliance with these financial covenants.

     At July 29, 2001, the company had two interest rate swap agreements with a bank. The following table summarizes certain data regarding the interest rate swaps:

            notional amount         interest rate          expiration date
            --------------------------------------------------------------
            $  5,000,000                 6.9%                 June 2002
            $  5,000,000                 6.6%                 July 2002

     During the first quarter of fiscal 2002, the company recorded a mark-to-market loss of $58,000 because the interest rate swaps no longer serve as a hedge due to the repayment of debt in fiscal 2001. Management believes the risk of incurring losses resulting from the inability of the bank to fulfill its obligation under the interest rate swap agreements to be remote and that any losses incurred would be immaterial.


================================================================================

7. Cash Flow Information

     Payments for interest and income taxes during the period were (dollars in thousands):

--------------------------------------------------------------------------------

                                                            2002        2001
--------------------------------------------------------------------------------

Interest                                                 $  785       $ 1,053
Income taxes                                                612             0

================================================================================

8. Restructuring

     To reduce costs and improve efficiency, the company initiated a restructuring plan in January 2001 to streamline the corporate structure, consolidate manufacturing operations and close certain facilities. The company recorded restructuring charges of $6.5 million in fiscal 2001 and an additional amount of $1.3 million, primarily related to health care costs for terminated personnel, in the first quarter of fiscal 2002. A portion of this total restructuring charge, related to the write-down of inventories ($0.9 million), was classified as a component of cost of sales in fiscal 2001. In addition, the company recognized restructuring related charges, primarily costs related to moving equipment, of $1.0 million in the first quarter of fiscal 2002 and $0.9 million in fiscal 2001. The company expects to recognize additional restructuring related charges, primarily costs related to moving equipment, of approximately $0.2 million in the second quarter of fiscal 2002.

     The following summarizes the fiscal 2001 and 2002 restructuring activity (dollars in thousands):

                                   2001             April 29,            2002              July 29,
                                  Non-Cash            2001              Non-Cash             2001
                                   Write-  Paid in  Reserve     2002     Write-   Paid in   Reserve
                        Charges    Downs     2001   Balance  Adjustment  Downs      2002    Balance
---------------------------------------------------------------------------------------------------
Non-cash write-downs
  of fixed assets to
  Net realizable value  $ 2,540    2,540      -        -        160       160          -         -
Non-cash write-downs
  Of inventories            874      874      -        -          -         -          -         -
Employee termination
  Benefits                  969        -    491      478        925         -        410       993
Lease termination and
  Other exit costs        2,116        -    211    1,905        218         -        576     1,547
---------------------------------------------------------------------------------------------------

                        $ 6,499  $ 3,414  $ 702  $ 2,383    $ 1,303    $  160     $  986   $ 2,540
---------------------------------------------------------------------------------------------------

===================================================================================================

9. Comprehensive Loss

     Comprehensive loss is the total of net loss and other changes in equity, except those resulting from investments by shareholders and distributions to shareholders not reflected in net loss.

     A summary of total comprehensive loss for the period follows (dollars in thousands):
--------------------------------------------------------------------------------

                                                       2002           2001
--------------------------------------------------------------------------------

Net loss                                         $    (2,882)   $    (1,756)
Other comprehensive loss:
  Loss on cash flow hedges, net
  of taxes of $50                                        (98)             0
--------------------------------------------------------------------------------

                                                 $    (2,980)   $    (1,756)
================================================================================

Losses on cash flow hedges reflected in other comprehensive loss above are expected to be recognized in results of operations over the next twelve months.

10. Derivatives

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, requires the company to recognize all derivative instruments on the balance sheet at fair value. These statements also establish new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in Other Comprehensive Income ("OCI"), a component of Stockholders' Equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a derivative instrument's change in fair value is immediately recognized in earnings.

Fair Value Hedging Strategy

     The company uses forward exchange contracts and options to hedge against its exposure to currency fluctuations on firm commitments to purchase certain machinery and equipment and raw materials. The company had approximately $484,000 and $1,547,000 of outstanding foreign exchange forward contracts (denominated in Euros) as of July 29, 2001 and April 29, 2001, respectively. As of July 29, 2001 the duration of these contracts is three months. Due to the short maturity of these financial instruments, the fair values of these contracts approximate the contract amount.

Cash Flow Hedging Strategy

     During 2001, the company adopted a policy to manage the exposure related to forecasted purchases of inventories denominated in the EURO through use of forward exchange contracts and options. At July 29, 2001, the duration of these contracts is fifteen months.

     The company adopted SFAS No. 133 as amended, effective April 30, 2001. The effect of this adoption is not material for the three months ended July 29, 2001.

================================================================================

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

     Sales, gross profit and inventories for the company's operating segments are as follows:

--------------------------------------------------------------------------------
(dollars in thousands):
                                                           2002         2001
--------------------------------------------------------------------------------

Net sales
     Upholstery Fabrics                             $    61,647    $    74,926
     Mattress Ticking                                    24,816         26,952
--------------------------------------------------------------------------------

                                                    $    86,463    $   101,878
================================================================================

Gross Profit
     Upholstery Fabrics                             $     4,540    $     7,913
     Mattress Ticking                                     6,249          6,261
--------------------------------------------------------------------------------

                                                    $    10,789    $    14,174
================================================================================

Inventories
     Upholstery Fabrics                             $    47,256    $   61,213
     Mattress Ticking                                    11,750        13,387
--------------------------------------------------------------------------------

                                                    $    59,006    $   74,600
================================================================================


12. Recent Accounting Pronouncement

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement supersedes Accounting Principles Board ("APB") Opinion No. 17 "Intangible Assets". SFAS No. 142 establishes new standards for measuring the carrying value of goodwill related to acquired companies. Management is currently analyzing the impact of adopting SFAS No. 142, which will become effective for the company on April 29, 2002.

                                   CULP, INC.
                            SALES BY SEGMENT/DIVISION
           FOR THE THREE MONTHS ENDED JULY 29, 2001 AND JULY 30, 2000


                             (Amounts in thousands)

                                               THREE MONTHS ENDED (UNAUDITED)
                                -------------------------------------------------------------
                                      Amounts                         Percent of Total Sales
                                ---------------------                 -----------------------
                                July 29,   July 30,       % Over
Segment/Division                  2001       2000         (Under)     2002         2001
------------------------------  ---------- ----------   ------------  ----------  -----------
Upholstery Fabrics
    Culp Decorative Fabrics   $    35,160     41,533     (15.3) %       40.7 %       40.8 %
    Culp Velvets/Prints            25,520     30,074     (15.1) %       29.5 %       29.5 %
    Culp Yarn                         967      3,319     (70.9) %        1.1 %        3.3 %
                                ---------- ----------   ------------  ----------  -----------
                                   61,647     74,926     (17.7) %       71.3 %       73.5 %

Mattress Ticking
    Culp Home Fashions             24,816     26,952      (7.9) %       28.7 %       26.5 %
                                ---------- ----------   ------------  ----------  -----------

                            * $    86,463    101,878     (15.1) %      100.0 %      100.0 %
                                ========== ==========   ============  ==========  ===========


* U.S. sales were $71,800 and $82,290 for the first quarter of fiscal 2002 and fiscal 2001, respectively. The percentage decrease in U.S. sales was 12.7% for the first quarter.

                                   CULP, INC.
                     INTERNATIONAL SALES BY GEOGRAPHIC AREA
           FOR THE THREE MONTHS ENDED JULY 29, 2001 AND JULY 30, 2000

                             (Amounts in thousands)

                                                   THREE MONTHS ENDED (UNAUDITED)
                                 -------------------------------------------------------------------
                                          Amounts                           Percent of Total Sales
                                 --------------------------                -------------------------
                                  July 29,      July 30,       % Over
      Geographic Area               2001          2000        (Under)         2002          2001
----------------------------     ------------  ------------  -----------   -----------    ----------
North America (Excluding USA)   $      8,052         8,395    (4.1) %         54.9 %       42.9 %
Europe                                   705         1,452   (51.4) %          4.8 %        7.4 %
Middle East                            2,903         5,043   (42.4) %         19.8 %       25.7 %
Far East & Asia                        2,570         3,236   (20.6) %         17.5 %       16.5 %
South America                            159           306   (48.0) %          1.1 %        1.6 %
All other areas                          274         1,156   (76.3) %          1.9 %        5.9 %
                                 ------------  ------------  -----------   -----------    ----------

                                $     14,663        19,588   (25.1) %        100.0 %      100.0 %
                                 ============  ============  ===========   ===========    ==========


International sales, and the percentage of total sales, for each of the last five fiscal years follows: fiscal 1997-$101,571 (25%); fiscal 1998-$137,223 (29%); fiscal 1999-$113,354 (23%); fiscal 2000-$111,104 (23%); and fiscal
2001-$77,824 (19%). International sales for the first quarter represented 17.0% and 19.2% for 2002 and 2001, respectively.

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

Restructuring Actions

During fiscal 2001, the company initiated a restructuring plan intended to lower operating expenses, increase manufacturing utilization, raise productivity and position the company to operate profitably within the current environment of reduced demand. The plan involved the consolidation of certain fabric manufacturing capacity within the Culp Decorative Fabrics division, closing one of the company's four yarn manufacturing plants within Culp Yarn, and an extensive reduction in selling, general and administrative expenses. The company also recognized certain inventory write-downs related to the closed facilities as part of this initiative. The charge from the restructuring, cost reduction and inventory write-down initiatives is expected to total $10.0 million, about $3.6 million of which represents non-cash items. This includes an additional amount of $1.3 million resulting from re-evaluating restructuring costs in the first quarter of fiscal 2002, principally related to health care costs for terminated personnel. The company recognized $7.4 million of restructuring and related charges during fiscal 2001 and $2.3 million in the first quarter of fiscal 2002. Management expects to record the remaining charges, estimated at $150,000, during the second quarter of fiscal 2002. The company plans to realize annualized cost reductions of at least $14 million when the full benefit of this program is realized. For the first quarter of fiscal 2002, the restructuring and related charges were recorded with $1.3 million in the line item called "Restructuring expense" and $1.0 million in "Cost of sales." The costs reflected in "Cost of sales" are principally related to the relocation of manufacturing equipment.

Management believes the company now has a sound footprint of efficient, world-class facilities utilizing state-of-the-art equipment that positions the company well to meet the demands by manufacturers for even shorter lead times, consistently reliable delivery schedules and appealing designs.


Three Months ended July 29, 2001 compared with Three Months ended July 30, 2000

Net Sales. Compared with fiscal 2001, upholstery fabric sales for the first quarter of fiscal 2002 decreased 17.7% to $61.6 million, and mattress ticking sales decreased 7.9% to $24.8 million (See Sales by Segment/Division schedule on page I-11). The upholstery fabric sales decrease reflected: (1) a sharp reduction (24.9%, or $3.8 million) in international sales, principally due to the high value of the U.S. dollar relative to international currencies; (2) a decrease in external yarn sales (70.9% or $2.4 million) due to the company's internal consumption of more of the yarn division's output and exit from certain yarn businesses as part of the restructuring plan; (3) a decrease in sales to contract furniture customers ($1.2 million), and (4) a more moderate decrease (11.6% or $5.9 million) in sales to U.S. residential furniture manufacturers. The company believes that it is improving its market share in the U.S. residential market because of well-received fabric placements from the Culp Decorative Fabrics and Culp Velvets/Prints divisions. The decline in sales in this category is attributed to general market conditions, and the sales decrease in mattress ticking also reflects an overall slowdown in industry-wide demand for bedding in the U.S.

The company had previously announced that it did not expect to report a profit for the first quarter, excluding restructuring and related charges. Key factors influencing the year-to-year comparison were the sharp, persistent weakness in consumer spending on home furnishings, especially in the promotional price category, and the strength in the U.S. dollar that had an adverse impact on exports. Although industry conditions remain challenging, incoming orders early in the second quarter for mattress ticking and from U.S. residential furniture customers are showing some improvement. Based on this trend, Culp expects to operate its manufacturing capacity at a higher level of output than in the first quarter. Any increase in demand from U.S. manufacturers of residential furniture is expected to be offset in part by a continued decline in international and contract orders.

Gross Profit and Cost of Sales. Gross profit included restructuring related charges of $1.0 million. Excluding these charges, gross profit declined 17.0% for the first quarter of fiscal 2002 compared with the year-earlier period and decreased as a percentage of net sales from 13.9% to 13.6%. The decline of $2.4 million in gross profit, excluding restructuring related charges, was attributable to the Culp Decorative Fabrics ("CDF") division. The principal factors contributing to the decrease were: (1) the decline in sales volume, and
(2) lower manufacturing productivity due to the consolidation activities within the division during the quarter. The company has taken significant steps to improve productivity and increase output in the CDF division over the last six months. Although the company expects to see improving results from these restructuring steps in the second quarter for CDF, it does not expect to realize the full benefit of these actions until the second half of fiscal 2002. The company experienced gross margin improvement in each of its other divisions, even while reporting lower sales in those divisions.

Selling, General and Administrative Expenses. SG&A expenses for the first quarter declined 18.5% from the prior year. Reflecting the impact of the company's actions to reduce expenses, SG&A expenses declined from 13.5% to 13.0% as a percentage of sales. SG&A expenses in the first quarter include bad debt expense of $800,000 compared with $45,000 in the year-earlier period. The increase in bad debt expense from a year ago primarily reflects write-offs related to two residential furniture customers. Without the additional bad debt expense, SG&A expenses were reduced by $3.3 million, or 23.9%, and were 12.1% of net sales.

Interest Expense. Interest expense for the first quarter declined from $2.3 million to $2.1 million due to significantly lower borrowings outstanding, offset somewhat by a substantial increase in interest rates.

Other Expense (Income). Other expense (income) for the first quarter of fiscal 2002 totaled $572,000 compared with $741,000 in the prior year. The decrease was principally due to the company's deferred compensation plan, which was terminated in January 2001 as a part of the company's cost reduction initiative.

Income Taxes. The effective tax rate for the first quarter of fiscal 2002 was 34.0%, unchanged from the prior year.

Net Loss Per Share. Net loss per share for the first quarter of fiscal 2002, excluding restructuring and related charges, totaled ($0.12) per share diluted (based on 11,221,000 average shares outstanding during the period) compared with a net loss of ($0.16) per share diluted (based on 11,209,000 average shares outstanding during the period) a year ago.

Liquidity and Capital Resources

Liquidity.   Operating  working  capital  (comprised  of  accounts   receivable,
inventory and accounts payable) was $86.6 million at July 29, 2001, down from $108.5 million a year ago.

The company has reduced funded debt by $26.2 million or 19.1% from the first quarter of last year, and by $1.0 million from last fiscal year end. Funded debt equals long-term debt plus current maturities. Funded debt was $110.7 million at July 29, 2001, compared with $136.8 million a year ago and $111.7 million at fiscal year end. Compared with 51.8% a year ago, the company's funded debt-to-capital ratio was 48.2% at July 29, 2001, its lowest level since July 1997. Through the first three months of fiscal 2002, the company had an operating cash flow of $4.4 million compared with $9.6 million in the year-earlier period.

EBITDA for the first quarter of fiscal 2002 was $4.8 million compared with $5.2 million in the prior year. EBITDA excludes interest, income taxes, depreciation, amortization, and all restructuring and related charges, non-cash or cash.

Financing Arrangements. Culp has $75 million of senior unsecured notes with a fixed coupon rate of 6.76% and an average remaining term of seven years.

In addition, the company has a $20 million syndicated, multi-currency revolving credit facility. The facility, which expires in April 2002, requires quarterly payments of interest on all outstanding borrowings and a quarterly facility fee. In January and August 2001, the company amended the credit facility to amend certain covenants. Additionally, the January amendment increased the interest rate from LIBOR plus 1.10% to 1.60% to LIBOR plus 2.50% to 4.25%. The interest rate matrix is based on the company's debt to EBITDA ratio, as defined by the facility, such that a lower ratio allows for a lower interest rate. The amended facility also limits capital expenditures and restricts dividends and common stock repurchases. As of July 29, 2001, the company had outstanding balances of approximately $1 million under the credit facility.

The company also has a total of $33.0 million in currently outstanding industrial revenue bonds ("IRBs") which have been used to finance capital expenditures. The IRBs bear interest at variable rates with a weighted average of 8.26%, including the letter of credit fee percentage. The IRBs are collateralized by letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder. The January 2001 amendment to the credit facility also increased the letter of credit fees to a range from 2.50% to 4.25%, based on the company's debt to EBITDA ratio.

The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. As of July 29, 2001, the company was in compliance with these financial covenants.

As of July 29, 2001, the company had two interest rate swap agreements with a $10 million notional amount. During the first quarter of fiscal 2002, the company recorded a mark-to-market loss of $58,000 because the interest rate swaps no longer serve as a hedge due to the repayment of debt. The company also enters into foreign exchange forward and option contracts to hedge against currency fluctuations with respect to firm commitments and anticipated transactions to purchase certain machinery, equipment and raw materials.

Capital Expenditures. The company maintains an ongoing program of capital expenditures designed to increase capacity as needed, enhance manufacturing efficiencies through modernization and increase the company's vertical integration. The company's budget for capital spending for fiscal 2002 is $4.0 million, compared with $8.1 million in fiscal 2001. Depreciation for the first quarter of fiscal 2002 totaled $4.5 million.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement supersedes Accounting Principles Board ("APB") Opinion No. 17 "Intangible Assets." SFAS No. 142 establishes new standards for measuring the carrying value of goodwill related to acquired companies. Management is currently analyzing the impact of adopting SFAS No. 142, which will become effective for the Company on April 29, 2002.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company has not experienced any significant changes in market risk since July 29, 2001.

The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin under the company's revolving credit agreement and variable rate debt in connection with industrial revenue bonds. To lower or limit overall borrowing costs, the company entered into interest rate swap agreements to modify the interest characteristics of portions of its outstanding debt. The agreements entitle the company to receive or pay to the counterparty (a major bank), on a quarterly basis, the amounts, if any, by which the company's interest payments covered by swap agreements differ from those of the counterparty. As of July 29, 2001 the fair value of the swap agreements and changes in fair value resulting from changes in market interest rates are recognized in the consolidated financial statements because the interest rate swaps no longer serve as a hedge due to the repayment of debt in fiscal 2001. The annual impact on the company's results of operations of a 100 basis point interest rate change on the July 29, 2001 outstanding balance of the variable rate debt would be approximately $320,000 irrespective of any swaps.

The company's exposure to fluctuations in foreign currency exchange rates is due primarily to a foreign subsidiary domiciled in Canada and firmly committed and anticipated purchases purchases of certain machinery, equipment and raw materials in foreign currencies. The company's Canadian subsidiary uses the United States dollar as its functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with the Canadian subsidiary. However, the company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firmly committed and anticipated purchases of certain machinery, equipment and raw materials. The Canadian subsidiary is not material to the company's consolidated results of operations; therefore, the impact of a 10% change in the exchange rate at July 29, 2001 would not have a significant impact on the company's results of operations or financial position. Additionally, as the company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Part II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

      The following exhibits are filed as part of this report.


3(i) Articles of Incorporation of the Company, as amended, were filed as Exhibit 3(i) to the Company's Form 10-Q for the quarter ended January 29, 1995, filed March 15, 1995, and are incorporated herein by reference.

3(ii)           Restated  and Amended  Bylaws   of the Company, as
                amended June 12, 2001.

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

10(a) Sixth Amendment to Credit Agreement dated March 28, 2001, among Wachovia Bank, N.A., as agent, First Union National Bank, as documentation agent, and Wachovia Bank, N.A., First Union National Bank, and Suntrust Bank as lenders.

 10(b) Seventh Amendment to Credit Agreement, dated August 29, 2001, among Wachovia Bank, N.A., as agent, First Union National Bank, as documentation agent, and Wachovia Bank, N.A., First Union National Bank, and Suntrust Bank as lenders.


(b)  Reports on Form 8-K:

The following reports on Form 8-K were filed during the period covered by this report:

   (1)Form 8-K dated August 22, 2001, included under Item 5, Other Events, the Company's press release for quarterly earnings and the Financial Information Release relating to certain financial information for the quarter and year ended July 29, 2001.



                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CULP, INC.
                                    (Registrant)


Date:   September 12, 2001      By:  s/s  Franklin N. Saxon
                                          Franklin N. Saxon
                                          Executive  Vice  President and
                                          Chief Financial Officer

                                          (Authorized to sign on behalf
                                          of the registrant and also sign-
                                          ing as principal financial officer)