Form 10-Q
period 2001-10-28
CULP INC
filed 2001-12-12
CIK 723603

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 28, 2001

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

                                YES X    NO


          Common shares outstanding at October 28, 2001:  11,221,158
                                Par Value: $.05

                               INDEX TO FORM 10-Q
                      For the period ended October 28, 2001

Part I -  Financial Statements.                                            Page
------------------------------                                            ------

Item 1.    Unaudited Interim Consolidated Financial Statements:
---------------------------------------------------------------
Consolidated Statements of Income (Loss) Three and Six Months Ended          I-1
October 28, 2001 and October 29, 2000


Consolidated Balance Sheets-October 28, 2001, October 29, 2000 and           I-2
April 29, 2001

Consolidated Statements of Cash Flows---Six Months Ended October 28,         I-3
2001 and October 29, 2000


Consolidated Statements of Shareholders' Equity                              I-4

Notes to Consolidated Financial Statements                                   I-5

Sales by Segment/Division                                                   I-13

International Sales by Geographic Area                                      I-14

Item 2.   Management's Discussion and Analysis of Financial                 I-15
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About                    I-19
          Market Risk


Part II - Other Information
---------------------------
Item 4.   Submission of Matters to a Vote of Security Holders               II-1

Item 6.   Exhibits and Reports on Form 8-K                                  II-2

Signature                                                                   II-2

Item 1:  Financial Statements
                               CULP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
 FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 28, 2001 AND OCTOBER 29, 2000
                (Amounts in Thousands, Except for Per Share Data)

                                                              THREE MONTHS ENDED (UNAUDITED)
                                         -------------------------------------------------------------------------
                                                  Amounts                                   Percent of Sales
                                         ---------------------------                   ---------------------------
                                          October 28,   October 29,     % Over
                                             2001          2000         (Under)           2002          2001
                                         ------------- -------------  ------------     ------------  -------------
Net sales                             $        96,400       110,981       (13.1) %           100.0 %       100.0 %
Cost of sales                                  80,858        94,094       (14.1) %            83.9 %        84.8 %
                                         ------------- -------------  ------------     ------------  -------------
        Gross profit                           15,542        16,887        (8.0) %            16.1 %        15.2 %

Selling, general and
  administrative expenses                      11,550        13,491       (14.4) %            12.0 %        12.2 %
Restructuring expense                               0             0         0.0  %             0.0 %         0.0 %
                                         ------------- -------------  ------------     ------------  -------------
        Income from operations                  3,992         3,396        17.6  %             4.1 %         3.1 %

Interest expense                                1,963         2,285       (14.1) %             2.0 %         2.1 %
Interest income                                   (34)          (15)      126.7  %            (0.0)%        (0.0)%
Other expense (income), net                       765           575        33.0  %             0.8 %         0.5 %
                                         ------------- -------------  ------------     ------------  -------------
        Income before income taxes              1,298           551       135.6  %             1.3 %         0.5 %

Income taxes  *                                   441           209       111.0  %            34.0 %        37.9 %
                                         ------------- -------------  ------------     ------------  -------------
        Net income                    $           857           342       150.6  %             0.9 %         0.3 %
                                         ============= =============  ============     ============  =============

Net income per share                            $0.08         $0.03       166.7  %
Net income per share, assuming dilution         $0.08         $0.03       166.7  %
Average shares outstanding                     11,221        11,209         0.1  %
Average shares outstanding, assuming dilution  11,281        11,270         0.1  %



                                                               SIX MONTHS ENDED (UNAUDITED)
                                         -------------------------------------------------------------------------
                                                  Amounts                                   Percent of Sales
                                         ---------------------------                   ---------------------------
                                         October 28,   October 29,      % Over
                                             2001          2000         (Under)           2002          2001
                                         ------------- -------------  ------------     ------------  -------------
Net sales                             $       182,863       212,859      (14.1) %           100.0 %       100.0 %
Cost of sales                                 156,532       181,798      (13.9) %            85.6 %        85.4 %
                                         ------------- -------------  ------------     ------------  -------------
        Gross profit                           26,331        31,061      (15.2) %            14.4 %        14.6 %

Selling, general and
  administrative expenses                      22,785        27,269      (16.4) %            12.5 %        12.8 %
Restructuring expense                           1,303             0      100.0  %             0.7 %         0.0 %
                                         ------------- -------------  ------------     ------------  -------------
        Income from operations                  2,243         3,792      (40.8) %             1.2 %         1.8 %

Interest expense                                4,031         4,608      (12.5) %             2.2 %         2.2 %
Interest income                                   (57)          (22)     159.1  %            (0.0)%        (0.0)%
Other expense (income), net                     1,337         1,316        1.6  %             0.7 %         0.6 %
                                         ------------- -------------  ------------     ------------  -------------
        Loss before income taxes               (3,068)       (2,110)     (45.4) %            (1.7)%        (1.0)%

Income taxes  *                                (1,043)         (696)     (49.9) %            34.0 %        33.0 %
                                         ------------- -------------  ------------     ------------  -------------

        Net loss                      $        (2,025)       (1,414)     (43.2) %            (1.1)%        (0.7)%
                                         ============= =============  ============     ============  =============

Net loss per share                             ($0.18)       ($0.13)     (38.5) %
Net loss per share, assuming dilution          ($0.18)       ($0.13)     (38.5) %
Average shares outstanding                     11,221        11,209        0.1  %
Average shares outstanding, assuming dilution  11,221        11,209        0.1  %


* Percent of sales column is calculated as a % of income (loss) before income taxes.

                                   CULP, INC.
                           CONSOLIDATED BALANCE SHEETS
               OCTOBER 28, 2001, OCTOBER 29, 2000, APRIL 29, 2001
                                    Unaudited
                             (Amounts in Thousands)


                                                          Amounts                                Increase
                                               --------------------------------------           (Decrease)
                                                    October 28,        October 29,     -------------------------------   * April 29,
                                                       2001                2000            Amount          Percent           2001
                                                --------------------  ---------------  ---------------     -----------   -----------
Current assets
       Cash and cash investments              $               8,590              744           7,846       1,054.6  %          1,207
       Accounts receivable                                   49,402           63,991         (14,589)        (22.8) %         57,849
       Inventories                                           60,814           72,967         (12,153)        (16.7) %         59,997
       Other current assets                                   9,851           11,003          (1,152)        (10.5) %          7,856
                                                --------------------  ---------------  ---------------     -----------   -----------
                  Total current assets                      128,657          148,705         (20,048)        (13.5) %        126,909

Property, plant & equipment, net                            105,697          120,023         (14,326)        (11.9) %        112,322
Goodwill                                                     47,781           49,176          (1,395)         (2.8) %         48,478
Other assets                                                  1,682            6,508          (4,826)        (74.2) %          1,871
                                                --------------------  ---------------  ---------------     -----------   -----------

                  Total assets                $             283,817          324,412         (40,595)        (12.5) %        289,580
                                                ====================  ===============  ===============     ===========   ===========


Current liabilities
       Current maturities of long-term debt   $               3,136            1,678           1,458          86.9  %          2,488
       Accounts payable                                      25,870           30,351          (4,481)        (14.8) %         27,371
       Accrued expenses                                      17,196           22,404          (5,208)        (23.2) %         17,153
       Income taxes payable                                       0                0               0           0.0  %          1,268
                                                --------------------  ---------------  ---------------     -----------   -----------
                  Total current liabilities                  46,202           54,433          (8,231)        (15.1) %         48,280

Long-term debt                                              107,447          125,079         (17,632)        (14.1) %        109,168

Deferred income taxes                                        10,330           17,459          (7,129)        (40.8) %         10,330
                                                --------------------  ---------------  ---------------     -----------   -----------
                  Total liabilities                         163,979          196,971         (32,992)        (16.7) %        167,778

Shareholders' equity                                        119,838          127,441          (7,603)         (6.0) %        121,802
                                                --------------------  ---------------  ---------------     -----------   -----------

                  Total liabilities and
                  shareholders' equity        $             283,817          324,412         (40,595)        (12.5) %        289,580
                                                ====================  ===============  ===============     ===========   ===========

Shares outstanding                                           11,221           11,209              12           0.1  %         11,221
                                                ====================  ===============  ===============     ===========   ===========


*  Derived from audited financial statements.

                                   CULP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED OCTOBER 28, 2001 AND OCTOBER 29, 2000
                                    Unaudited
                             (Amounts in Thousands)

                                                                                SIX MONTHS ENDED
                                                                        ----------------------------------
                                                                                    Amounts
                                                                        --------------------------------
                                                                          October 28,      October 29,
                                                                             2001             2000
                                                                        ---------------  ---------------
Cash flows from operating activities:
     Net loss                                                          $        (2,025)          (1,414)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
            Depreciation                                                         8,871           10,043
            Amortization of intangible assets                                      785              798
            Amortization of deferred compensation                                   39              125
            Restructuring expense                                                1,303                0
            Changes in assets and liabilities:
                Accounts receivable                                              8,447           11,232
                Inventories                                                       (817)           1,504
                Other current assets                                            (2,006)            (654)
                Other assets                                                       (17)             241
                Accounts payable                                                 2,522             (859)
                Accrued expenses                                                (1,067)             171
                Income taxes payable                                            (1,268)               0
                                                                        ---------------  ---------------
                    Net cash provided by operating activities                   14,767           21,187
                                                                        ---------------  ---------------
Cash flows from investing activities:
     Capital expenditures                                                       (2,288)          (3,659)
     Purchase of investments to fund deferred compensation liability                 0             (200)
                                                                        ---------------  ---------------
                    Net cash used in investing activities                       (2,288)          (3,859)
                                                                        ---------------  ---------------
Cash flows from financing activities:
     Principal payments on long-term debt                                       (1,073)         (10,729)
     Change in accounts payable-capital expenditures                            (4,023)          (6,077)
     Dividends paid                                                                  0             (785)
                                                                        ---------------  ---------------
                    Net cash used in financing activities                       (5,096)         (17,591)
                                                                        ---------------  ---------------

Increase (decrease) in cash and cash investments                                 7,383             (263)

Cash and cash investments at beginning of period                                 1,207            1,007
                                                                        ---------------  ---------------

Cash and cash investments at end of period                            $          8,590              744
                                                                        ===============  ===============

                                   CULP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

(Dollars in thousands, except share and per share data)

                                                                             Capital                     Accumulated
                                                    Common Stock          Contributed                      Other          Total
                                                ---------------------      in Excess       Retained    Comprehensive   Shareholders'
                                                Shares         Amount    of Par Value      Earnings         Gain          Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 2000                         11,208,720   $    560      $   35,266     $    93,814     $              $  129,640
    Cash dividends ($0.105 per share)                                                          (1,177)                       (1,177)
    Net loss                                                                                   (8,311)                       (8,311)
    Common stock issued in connection
       with stock option plans                      12,438          1           1,649                                         1,650
------------------------------------------------------------------------------------------------------------------------------------
Balance, April 29, 2001                         11,221,158        561          36,915          84,326                       121,802
    Net loss                                                                                   (2,025)                       (2,025)
    Other comprehensive gain:
        Gain on cash flow hedges, net of taxes                                                                    21             21
    Common stock issued in connection
       with stock option plans                                                     40                                            40
------------------------------------------------------------------------------------------------------------------------------------
Balance,  October 28, 2001                      11,221,158   $    561      $   36,955     $    82,301      $      21     $  119,838
====================================================================================================================================

                                    Culp, Inc.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiary include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. All of these adjustments are of a normal recurring nature except as disclosed in note 8 to the consolidated financial statements. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company's annual report on Form 10-K filed with the Securities and Exchange Commission on July 26, 2001 for the fiscal year ended April 29, 2001.
================================================================================

2.  Accounts Receivable

       A summary of accounts receivable follows (dollars in thousands):

--------------------------------------------------------------------------------

                                               October 28, 2001   April 29, 2001
--------------------------------------------------------------------------------

Customers                                       $   52,960        $   60,218
Allowance for doubtful accounts                     (2,586)           (1,282)
Reserve for returns and allowances                    (972)           (1,087)
--------------------------------------------------------------------------------

                                                $   49,402        $   57,849

================================================================================

3.  Inventories

     Inventories are carried at the lower of cost or market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

   A summary of inventories follows (dollars in thousands):

--------------------------------------------------------------------------------

                                               October 28, 2001  April 29, 2001
--------------------------------------------------------------------------------

Raw materials                                 $       32,657     $      31,489
Work-in-process                                        4,162             4,748
Finished goods                                        24,383            24,148
--------------------------------------------------------------------------------

Total inventories valued at FIFO cost                 61,202            60,385
Adjustments of certain inventories to the
   LIFO cost method                                     (388)             (388)
--------------------------------------------------------------------------------

                                              $       60,814     $      59,997

================================================================================

4.  Accounts Payable

   A summary of accounts payable follows (dollars in thousands):
--------------------------------------------------------------------------------


                                               October 28, 2001   April 29, 2001
--------------------------------------------------------------------------------

Accounts payable-trade                        $       24,473     $      21,949
Accounts payable-capital expenditures                  1,397             5,422
--------------------------------------------------------------------------------

                                              $       25,870     $      27,371

================================================================================

5.  Accrued Expenses

   A summary of accrued expenses follows (dollars in thousands):
--------------------------------------------------------------------------------

                                              October 28, 2001    April 29, 2001
--------------------------------------------------------------------------------

Compensation and benefits                     $        6,429     $       6,503
Restructuring                                          1,748             2,383
Other                                                  9,019             8,267
--------------------------------------------------------------------------------

                                              $       17,196     $      17,153

================================================================================

6.  Long-Term Debt

   A summary of long-term debt follows (dollars in thousands):
--------------------------------------------------------------------------------


                                               October 28, 2001   April 29, 2001
--------------------------------------------------------------------------------

Senior unsecured notes                        $      75,000      $      75,000
Industrial revenue bonds                             30,612             30,612
Canadian government loan                              2,294              2,347
Revolving credit facility                               999                999
Obligations to sellers                                1,678              2,698
--------------------------------------------------------------------------------
                                                    110,583            111,656
Less current maturities                              (3,136)            (2,488)
--------------------------------------------------------------------------------

                                              $     107,447      $     109,168

--------------------------------------------------------------------------------


6.  Long-Term Debt

     The senior unsecured notes have a fixed coupon rate of 6.76% and an average remaining term of 7 years. The principal payments become due from March 2008 to March 2010 with interest payable semi-annually.

     The company's revolving credit agreement (the "Credit Agreement") provides a multi-currency revolving credit facility, which expires in April 2002, with a syndicate of banks in the United States. The Credit Agreement provides for a revolving loan commitment of $20,000,000. The agreement requires payment of a quarterly facility fee. On borrowings outstanding at October 28, 2001, the interest rate was 7.54% (LIBOR plus 4.00%).

     The company's $2,000,000 revolving line of credit expires on April 2002. At October 28, 2001, no borrowings were outstanding under the revolving line of credit.

     The industrial revenue bonds (IRBs) are generally due in balloon maturities which occur at various dates from 2009 to 2013. The IRBs are collateralized by letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder. At October 28, 2001, the bonds bear interest at variable rates with a weighted average of 7.04%, including the letter of credit fee percentage.

     The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At October 28, 2001, the company was in compliance with these financial covenants.

     At October 28, 2001, the company had two interest rate swap agreements with a bank. The following table summarizes certain data regarding the interest rate swaps:

            notional amount       interest rate              expiration date
            ---------------       -------------              ---------------
            $  5,000,000              6.9%                      June 2002
            $  5,000,000              6.6%                      July 2002

     During the first six months of fiscal 2002, the company recorded a mark-to-market loss of $164,000 because the interest rate swaps no longer serve as a hedge due to the repayment of debt in fiscal 2001. Management believes the risk of incurring losses resulting from the inability of the bank to fulfill its obligation under the interest rate swap agreements to be remote and that any losses incurred would be immaterial.

     The principal payment requirements of long-term debt during the next five years are: 2003 - $2,137,000; 2004 - $459,000; 2005 - $459,000; 2006 - $459,000;
and 2007 - $0.

================================================================================

7. Cash Flow Information

     Payments for interest and income taxes during the period were (dollars in thousands):

--------------------------------------------------------------------------------

                                                            2002        2001
--------------------------------------------------------------------------------

Interest                                              $    4,226     $   4,265
Income taxes                                               1,006            69

================================================================================

8. Restructuring

     To reduce costs and improve efficiency, the company initiated a restructuring plan in January 2001 to streamline the corporate structure, consolidate manufacturing operations and close certain facilities. The company recorded restructuring charges of $6.5 million in fiscal 2001 and an additional amount of $1.3 million, primarily related to health care costs for terminated personnel, in the first quarter of fiscal 2002. A portion of this total restructuring charge, related to the write-down of inventories ($0.9 million), was classified as a component of cost of sales in fiscal 2001. In addition, the company recognized restructuring related charges, primarily costs related to moving equipment, of $.2 million in the second quarter fiscal 2002, $1.0 million in the first quarter of fiscal 2002 and $0.9 million in fiscal 2001.

     The following summarizes the fiscal 2001 and 2002 restructuring activity (dollars in thousands):

                                   2001             April 29,              2002            July 29,          Oct 28,
                                  Non-Cash             2001               Non-Cash            2001             2001
                                   Write-   Paid in  Reserve    Q1 2002    Write-  Paid in  Reserve  Paid in  Reserve
                        Charges    Downs      2001   Balance   Adjustment   Downs  Q1 2002  Balance  Q2 2002  Balance
----------------------------------------------------------------------------------------------------------------------
Non-cash write-downs
  of fixed assets to
  net realizable value  $ 2,540     2,540      -          -          160       160        -        -        -        -
Non-cash write-downs
  of inventories            874       874      -          -            -         -        -        -        -        -
Employee termination
  Benefits                  969         -    491        478          925         -      410      993      241      752
Lease termination and
  Other exit costs        2,116         -    211      1,905          218         -      576    1,547      551      996
 ---------------------------------------------------------------------------------------------------------------------
                        $ 6,499   $ 3,414  $ 702    $ 2,383      $ 1,303     $ 160    $ 986  $ 2,540    $ 792  $ 1,748
----------------------------------------------------------------------------------------------------------------------

================================================================================

9. Comprehensive Income (Loss)

     Comprehensive income (loss) is the total of net income (loss) and other changes in equity, except those resulting from investments by shareholders and distributions to shareholders not reflected in net income (loss).

     A summary of total comprehensive income for the three months ended October 28, 2001 and October 29, 2000 follows (dollars in thousands):
--------------------------------------------------------------------------------

                                                          2002           2001
--------------------------------------------------------------------------------

Net lncome                                           $     857       $    342
Gain on derivative instruments, net of taxes:
   Net changes in fair value of derivatives                 96              0
   Net gains reclassified into earnings                     22              0
--------------------------------------------------------------------------------

                                                     $     975       $    342

--------------------------------------------------------------------------------

9.  Comprehensive Income (Loss)

A summary of total comprehensive loss for the six months ended October 28, 2001 and October 29, 2000 follows (dollars in thousands):

--------------------------------------------------------------------------------

                                                          2002           2001
--------------------------------------------------------------------------------

Net loss                                            $   (2,025)      $  (1,414)
Gain on derivative instruments, net of taxes:
   Net changes in fair value of derivatives                  4               0
   Net gains reclassified into earnings                     17               0
--------------------------------------------------------------------------------

                                                    $   (2,004)      $  (1,414)

--------------------------------------------------------------------------------
Gains on cash flow hedges reflected in other comprehensive loss above are expected to be recognized in results of operations over the next six months.
================================================================================

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

Fair Value Hedging Strategy

     The company uses forward exchange contracts and options to hedge against its exposure to currency fluctuations on firm commitments to purchase certain machinery and equipment and raw materials. The company had approximately $0 and $1,547,000 of outstanding foreign exchange forward contracts (denominated in Euros) as of October 28, 2001 and April 29, 2001, respectively.

Cash Flow Hedging Strategy

     During 2001, the company adopted a policy to manage the exposure related to forecasted purchases of inventories denominated in the EURO through use of forward exchange contracts and options. At October 28, 2001, the duration of these contracts is twelve months.

     The company adopted SFAS No. 133 as amended, effective April 30, 2001. The effect of this adoption is not material for the six months ended October 28, 2001.

================================================================================

11.  Earnings per Share

     Basic earnings per share is computed using the weighted-average number of shares outstanding during the period. Diluted earnings per share uses the weighted-average number of shares outstanding during the period plus the additional common shares that would be outstanding during the period if the dilutive potential common shares issuable under employee and director stock options were issued. Weighted average shares used in the computation of basic and diluted earnings per share are as follows:

(in thousands)                                      Three Months Ended
--------------------------------------------------------------------------------

                                             October 28, 2001  October  29, 2000
--------------------------------------------------------------------------------

Weighted average common
      shares outstanding (basic)                  11,221             11,209
Effect of  stock options                              60                 61
--------------------------------------------------------------------------------

Weighted average common
        shares outstanding (diluted)              11,281             11,270

================================================================================

12. Segment Information

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

     The company internally manages and reports selling, general and administrative expenses, interest expense, interest income, other expense and income taxes on a total company basis. Thus, profit by business segment represents gross profit. In addition, the company internally manages and reports cash and cash investments, accounts receivable, other current assets, property, plant and equipment, goodwill and other assets on a total company basis. Thus, identifiable assets by business segment represent inventories.

12. Segment Information

     Sales and gross profit for the company's operating segments for the three months ended October 28, 2001 and October 29, 2000 are as follows (dollars in thousands):

--------------------------------------------------------------------------------
                                                          2002           2001
--------------------------------------------------------------------------------

Net sales
     Upholstery Fabrics                          $      70,378   $      82,999
     Mattress Ticking                                   26,022          27,982
--------------------------------------------------------------------------------
                                                 $      96,400   $     110,981

--------------------------------------------------------------------------------

Gross Profit
     Upholstery Fabrics                          $      8,192    $       9,355
     Mattress Ticking                                   7,350            7,532
--------------------------------------------------------------------------------
                                                 $     15,542    $      16,887

--------------------------------------------------------------------------------

     Sales and gross profit for the company's operating segments for the six months ended October 28, 2001 and October 29, 2000 are as follows (dollars in thousands):

--------------------------------------------------------------------------------
                                                         2002           2001
--------------------------------------------------------------------------------

Net sales
     Upholstery Fabrics                           $    132,025   $     157,925
     Mattress Ticking                                   50,838          54,934
--------------------------------------------------------------------------------
                                                  $    182,863   $     212,859

--------------------------------------------------------------------------------

Gross Profit
     Upholstery Fabrics                           $     12,732   $      17,268
     Mattress Ticking                                   13,599          13,793
--------------------------------------------------------------------------------
                                                  $     26,331   $      31,061

--------------------------------------------------------------------------------

12. Segment Information

     Inventories for the company's operating segments as of October 28, 2001 and October 29, 2000 are as follows (dollars in thousands):

--------------------------------------------------------------------------------
                                                          2002          2001
--------------------------------------------------------------------------------

     Upholstery Fabrics                           $      48,462  $      57,042
     Mattress Ticking                                    12,352         15,925
--------------------------------------------------------------------------------
                                                  $      60,814  $      72,967

================================================================================

13. Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement supersedes Accounting Principles Board ("APB") Opinion No. 17 "Intangible Assets." SFAS No. 142 establishes new standards for measuring the carrying value of goodwill related to acquired companies. Management is currently analyzing the impact of adopting SFAS No. 142, which will become effective for the company on April 29, 2002.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement, which is effective for fiscal years beginning after December 15, 2001, supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The company has not yet determined the financial impact, if any, of adopting this statement.

                                   CULP, INC.
                             SALES BY PRODUCT GROUP
 FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 28, 2001 AND OCTOBER 29, 2000
                             (Amounts in thousands)

                                                            THREE MONTHS ENDED (UNAUDITED)
                                       ------------------------------------------------------------------
                                                Amounts                           Percent of Total Sales
                                       --------------------------               -------------------------
                                       October 28,   October 29,     % Over
Product Group                             2001          2000        (Under)         2002         2001
------------------------------------   ------------  ------------  -----------  -----------  ------------
Upholstery Fabrics
    Culp Decorative Fabrics         $       38,492        46,792    (17.7) %        39.9 %       42.2 %
    Culp Velvets/Prints                     30,354        32,073     (5.4) %        31.5 %       28.9 %
    Culp Yarn                                1,532         4,134    (62.9) %         1.6 %        3.7 %
                                       ------------  ------------  -----------  -----------  ------------
                                            70,378        82,999    (15.2) %        73.0 %       74.8 %

Mattress Ticking
    Culp Home Fashions                      26,022        27,982     (7.0) %        27.0 %       25.2 %
                                       ------------  ------------  -----------  -----------  ------------

                                  * $       96,400       110,981    (13.1) %       100.0 %      100.0 %
                                       ============  ============  ===========  ===========  ============



                                                             SIX MONTHS ENDED (UNAUDITED)
                                       ------------------------------------------------------------------
                                                Amounts                           Percent of Total Sales
                                       --------------------------               -------------------------
                                       October 28,   October 29,     % Over
Product Group                             2001          2000        (Under)        2002         2001
------------------------------------   ------------  ------------  -----------  -----------  ------------
Upholstery Fabrics
    Culp Decorative Fabrics         $       73,652        88,325    (16.6) %        40.3 %       41.5 %
    Culp Velvets/Prints                     55,875        62,147    (10.1) %        30.5 %       29.2 %
    Culp Yarn                                2,498         7,453    (66.5) %         1.4 %        3.5 %
                                       ------------  ------------  -----------  -----------  ------------
                                           132,025       157,925    (16.4) %        72.2 %       74.2 %

Mattress Ticking
    Culp Home Fashions                      50,838        54,934     (7.5) %        27.8 %       25.8 %
                                       ------------  ------------  -----------  -----------  ------------

                                  * $      182,863       212,859    (14.1) %       100.0 %      100.0 %
                                       ============  ============  ===========  ===========  ============


* U.S. sales were $82,280 and $87,022 for the second quarter of fiscal 2002 and fiscal 2001, respectively; and $154,079 and $169,312 for the six months of fiscal 2002 and 2001, respectively. The percentage decrease in U.S. sales was 5.4% for the second quarter and a decrease of 9.0% for the six months.

                                   CULP, INC.
                     INTERNATIONAL SALES BY GEOGRAPHIC AREA
 FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 28, 2001 AND OCTOBER 29, 2000
                             (Amounts in thousands)


                                                          THREE MONTHS ENDED (UNAUDITED)
                                    --------------------------------------------------------------------
                                              Amounts                           Percent of Total Sales
                                    -----------------------------             --------------------------
                                     October 28,    October 29,    % Over
      Geographic Area                   2001            2000       Under)         2002            2001
-----------------------------       -------------- -----------  ----------    ------------    ----------
North America (Excluding USA)      $        8,379       9,556    (12.3) %        59.3 %         39.9 %
Europe                                        938       1,807    (48.1) %         6.6 %          7.5 %
Middle East                                 1,311       5,489    (76.1) %         9.3 %         22.9 %
Far East & Asia                             2,891       5,590    (48.3) %        20.5 %         23.3 %
South America                                 177         279    (36.6) %         1.3 %          1.2 %
All other areas                               424       1,238    (65.8) %         3.0 %          5.2 %
                                    -------------- -----------  ----------    ------------    ----------

                                   $       14,120      23,959    (41.1) %       100.0 %        100.0 %
                                    ============== ===========  ==========    ============    ==========



                                                           SIX MONTHS ENDED (UNAUDITED)
                                    --------------------------------------------------------------------
                                              Amounts                           Percent of Total Sales
                                    -----------------------------             --------------------------
                                     October 28,    October 29,   % Over
      Geographic Area                   2001            2000      (Under)         2002            2001
-----------------------------       -------------- -----------  ----------    ------------    ----------
North America (Excluding USA)  $           16,410      17,951     (8.6) %        57.1 %         41.2 %
Europe                                      1,643       3,259    (49.6) %         5.7 %          7.5 %
Middle East                                 4,214      10,532    (60.0) %        14.6 %         24.2 %
Far East & Asia                             5,483       8,826    (37.9) %        19.0 %         20.3 %
South America                                 336         585    (42.6) %         1.2 %          1.3 %
All other areas                               698       2,394    (70.8) %         2.4 %          5.5 %
                                    -------------- -----------  ----------    ------------    ----------

                               $           28,784      43,547    (33.9) %       100.0 %        100.0 %
                                    ============== ===========  ==========    ============    ==========


International sales, and the percentage of total sales, for each of the last five fiscal years follows: fiscal 1997-$101,571 (25%); fiscal 1998-$137,223 (29%); fiscal 1999-$113,354 (23%); fiscal 2000-$111,104 (23%); and fiscal
2001-$77,824 (19%). International sales for the second quarter represented 14.6% and 21.6% for 2002 and 2001, respectively. Year-to-date international sales represented 15.7% and 20.5% of total sales for 2002 and 2001, respectively.

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

Restructuring Actions

During fiscal 2001, the company initiated a restructuring plan intended to lower operating expenses, increase manufacturing utilization, raise productivity and position the company to operate profitably within the current environment of reduced demand. The plan involved the consolidation of certain fabric manufacturing capacity within the Culp Decorative Fabrics division, closing one of the company's four yarn manufacturing plants within Culp Yarn, and an extensive reduction in selling, general and administrative expenses. The company also recognized certain inventory write-downs related to the closed facilities as part of this initiative. The total charge from the restructuring, cost reduction and inventory write-down initiatives was $9.9 million, of which $3.6 million represented non-cash items. The company recognized $7.4 million of restructuring and related charges during fiscal 2001, and $2.5 million in the first half of fiscal 2002. For the second quarter, restructuring-related charges totaled $0.2 million and were recorded in "Cost of sales." For the first six months of fiscal 2002, restructuring and related charges were recorded as $1.3 million in the line item "Restructuring expense" and $1.2 million in "Cost of sales." The costs reflected in "Cost of sales" are principally related to the relocation of manufacturing equipment. The company plans to realize annualized cost reductions of at least $14 million when the full benefit of this program is realized. Management believes the company now has a sound footprint of efficient, world-class facilities utilizing state-of-the-art equipment that positions the company well to meet the demands by manufacturers for even shorter lead times, consistently reliable delivery schedules and appealing designs.

Three Months and Six Months ended October 28, 2001 compared with Three Months and Six Months ended October 29, 2000

Net Sales. Compared with fiscal 2001, upholstery fabric sales for the second quarter of fiscal 2002 decreased 15.2% to $70.4 million, and decreased 16.4% to $132 million for the first six months of fiscal 2002 (See Sales by Product Group schedule on page I-13). Reflecting a continuation of the trends identified in the first quarter, the upholstery fabric sales decrease in the second quarter represents: (1) a sharp reduction (44.2%, or $8.4 million) in international sales, principally reflecting the high value of the U.S. dollar relative to international currencies; (2) a decrease in external yarn sales (62.9% or $2.6 million) due to the company's internal consumption of more of the yarn division's output and exit from certain yarn businesses as part of the restructuring plan; and (3) a decrease in sales to contract furniture customers ($1.4 million). Sales to U.S. residential furniture manufacturers in the second quarter of fiscal 2002 decreased only $0.2 million compared with the second quarter of fiscal 2001. The company believes that it is improving its market share in the U.S. residential market because of well-received fabric placements in the Culp Decorative Fabrics and Culp Velvets/Prints product groups.

Compared with fiscal 2001, mattress ticking sales for the second quarter of fiscal 2002 decreased 7.0% to $26 million, and decreased 7.5% to $50.8 million for the first six months of fiscal 2002. The sales decrease in mattress ticking reflects an overall slowdown in industry-wide demand for bedding in the U.S.

Gross Profit and Cost of Sales. Gross profit included restructuring-related charges of $0.2 million. Excluding these charges, gross profit declined 7.0% for the second quarter of fiscal 2002 compared with the year-earlier period but increased as a percentage of net sales from 15.2% to 16.3%. The increase in gross profit percentage reflects the benefit of the restructuring steps and other actions that have been taken to reduce expenses. The company achieved higher gross margins in each of its product groups except for Culp Decorative Fabrics ("CDF"). The principal factors affecting CDF have been higher cost variances due to lower sales volume and lower manufacturing productivity due to the consolidation activities that have been concentrated within CDF. The productivity of CDF during the second quarter improved from the first quarter, and Culp expects that positive trend to continue during the second fiscal half.

Selling, General and Administrative Expenses. Reflecting the impact of the company's actions to reduce expenses, SG&A expenses for the second quarter declined 14.4% from the prior year. SG&A expenses in the second quarter included bad debt expense of $1.4 million compared with $112,000 in the year-earlier period. Without the additional bad debt expense, SG &A expenses were reduced by $3.3 million, or 24.8%, and were 10.5% of net sales. For the first six months of fiscal 2002, bad debt expense totaled $2.2 million. Without the additional bad debt expense, SG&A expenses for the first six months were reduced by $6.7 million, or 24.5%, and were 11.3% of net sales. The increase in bad debt expense from a year ago reflects primarily write-offs of receivables from one bedding and two residential furniture customers.

Interest Expense. Interest expense for the second quarter declined 14.1% from $2.3 million to $2.0 million due to significantly lower borrowings outstanding, offset somewhat by a substantial increase in interest rates.

Other Expense. Other expense (income) for the second quarter of fiscal 2002 totaled $765,000 compared with $575,000 in the prior year. The increase reflects the accrual for certain litigation expenses, offset by the elimination of the nonqualified deferred compensation plan terminated in January 2001 as a part of the company's cost reduction initiatives.

Income Taxes. The effective tax rate for the first half of fiscal 2002 was 34.0% compared with 33.0% for the year-earlier period.

Liquidity and Capital Resources Liquidity. Cash and cash investments as of October 28, 2001 increased to $8.6 million from $1.2 million at fiscal year-end, reflecting cash flow from operations of $14.8 million for the first half of fiscal 2002, which exceeded capital expenditures of $2.3 million and debt repayment of $5.1 million.

Operating working capital (comprised of accounts receivable, inventory and accounts payable) was $84.3 million at October 28, 2001, down from $106.6 million a year earlier.

The company has reduced funded debt by $16.2 million or 12.8% from the second quarter of last year. Funded debt equals long-term debt plus current maturities. Funded debt was $110.6 million at October 28, 2001, compared with $126.8 million a year earlier and $111.7 million at fiscal year end. Compared with 50.1% a year earlier, the company's funded debt-to-capital ratio was 48.0% at October 28, 2001, its lowest level since July 1997.

EBITDA for the second quarter of fiscal 2002 was $8.3 million compared with $8.2 million for the second quarter of last year, and was $13.0 million for the first half of fiscal 2002 compared with $13.3 million in the year-earlier period. EBITDA includes earnings before interest, income taxes, depreciation, amortization, all restructuring and related charges and certain non-cash charges, as defined by the company's credit agreement.

Financing Arrangements. Culp has $75 million of senior unsecured notes with a fixed coupon rate of 6.76% and an average remaining term of seven years.

In addition, the company has a $20 million syndicated, multi-currency revolving credit facility. The facility, which expires in April 2002, requires quarterly payments of interest on all outstanding borrowings and a quarterly facility fee. In January 2001, the company amended the credit facility to amend certain covenants. Additionally, the amendment increased the interest rate from LIBOR plus 1.10% to 1.60% to LIBOR plus 2.50% to 4.25%. The interest rate matrix is based on the company's debt to EBITDA ratio, as defined by the facility, such that a lower ratio allows for a lower interest rate. The amended facility also limits capital expenditures and restricts dividends and common stock repurchases. As of October 28, 2001, the company had outstanding balances of approximately $1 million under the credit facility.

The company also has a total of $30.6 million in currently outstanding industrial revenue bonds ("IRBs") and a $2.3 million non interest bearing Canadian government loan, which have been used to finance capital expenditures. The IRBs are collateralized by letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder. The January 2001 amendment to the credit facility also increased the letter of credit fees to a range from 2.50% to 4.25%, based on the company's debt to EBITDA ratio. The IRBs bear interest at variable rates with a weighted average of 7.04%, including the letter of credit fee percentage.

The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. As of October 28, 2001, the company was in compliance with these financial covenants.

As of October 28, 2001, the company had two interest rate swap agreements with a $10 million notional amount. During the first six months of fiscal 2002, the company recorded a mark-to-market loss of $.2 million because the interest rate swaps no longer serve as a hedge due to the repayment of debt. The company also enters into foreign exchange forward and option contracts to hedge against currency fluctuations with respect to firm commitments and anticipated transactions to purchase certain machinery, equipment and raw materials in foreign currencies.

Capital Expenditures. The company maintains an ongoing program of capital expenditures designed to increase capacity as needed, enhance manufacturing efficiencies through modernization and increase the company's vertical integration. The company's budget for capital spending for fiscal 2002 is $4.0 million, compared with $8.1 million in fiscal 2001. Depreciation for the first half of fiscal 2002 totaled $8.9 million.

The company believes that cash flows from operations and funds available under existing credit facilities and committed IRB financings will be sufficient to fund capital expenditures and working capital requirements for the foreseeable future.

Inflation

The cost of the company's raw materials is remaining generally stable. Factors that reasonably can be expected to influence margins in the future include changes in raw material prices, trends in other operating costs and overall competitive conditions.

Seasonality

The company's business is slightly seasonal, with increased sales during the second and fourth fiscal quarters. This seasonality results from one-week closings of the company's manufacturing facilities, and the facilities of most of its customers in the United States, during the first and third quarters for the holiday weeks including July 4th and Christmas.

Forward-Looking Information

This quarterly report on Form 10-Q contains statements that may be deemed "forward-looking statements" within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Such statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by qualifying words such as "expect," "believe," "estimate," "plan," and "project" and their derivatives. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income and general economic conditions. Decreases in these economic indicators could have a negative effect on the company's business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely. Because of the significant percentage of the company's sales derived from international shipments, strengthening of the U.S. dollar against other currencies could make the company's products less competitive on the basis of price in markets outside the United States. Additionally, economic and political instability in international areas could affect the demand for the company's products.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company has not experienced any significant changes in market risk since October 28, 2001.

The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin under the company's revolving credit agreement and variable rate debt in connection with industrial revenue bonds. To lower or limit overall borrowing costs, the company entered into interest rate swap agreements to modify the interest characteristics of portions of its outstanding debt. The agreements entitle the company to receive or pay to the counterparty (a major bank), on a quarterly basis, the amounts, if any, by which the company's interest payments covered by swap agreements differ from those of the counterparty. As of October 28, 2001, the fair value of the swap agreements and changes in fair value resulting from changes in market interest rates are recognized in the consolidated financial statements because the interest rate swaps no longer serve as a hedge due to the repayment of debt. The annual impact on the company's results of operations of a 100 basis point interest rate change on the October 28, 2001 outstanding balance of the variable rate debt would be approximately $320,000 irrespective of any swaps.

The company's exposure to fluctuations in foreign currency exchange rates is due primarily to a foreign subsidiary domiciled in Canada and firmly committed and anticipated purchases of certain machinery, equipment and raw materials in foreign currencies. The company's Canadian subsidiary uses the United States dollar as its functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with the Canadian subsidiary. However, the company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firmly committed and anticipated purchases of certain machinery, equipment and raw materials. The Canadian subsidiary is not material to the company's consolidated results of operations; therefore, the impact of a 10% change in the exchange rate at October 28, 2001 would not have a significant impact on the company's results of operations or financial position. Additionally, as the company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Annual Meeting of Shareholders of the company was held in High Point, North Carolina on September 25, 2001. Of the 11,221,158 shares of common stock outstanding on the record date of July 23, 2001, 10,636,451 shares were present in person or by proxy.

At the Annual Meeting, shareholders voted on:

     - Adoption of a resolution to fix the number of directors constituting the entire board at nine (9), and;

     - the election of three directors: Howard L. Dunn, Jr., H. Bruce English, and Earl N. Phillips, Jr. to serve until the 2004 Annual Meeting, and;

     - ratification of the appointment of KPMG LLP as the independent auditors of the company for the current fiscal year.


A. Proposal to fix the number of directors constituting the entire board at nine (9):

       For                10,569,531
       Against                62,840
       Abstain                 4,080

B.     Proposal to elect Directors:

       Howard L. Dunn, Jr.                  H. Bruce English
       -----------------------------        ----------------------
       For                10,496,261        For         10,496,261
       Abstain               140,190        Abstain        140,190

       Earl N. Phillips, Jr.
       --------------------
       For                10,496,061
       Abstain               140,390

C. Proposal to ratify the appiontment of KPMG LLP as independent auditors of the company for fiscal year 2002:

       For                 10,604,985
       Against                 11,373
       Abstain                 20,093

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

(b)  Reports on Form 8-K:

The following reports on Form 8-K were filed during the period covered by this report:

   (1)Form 8-K dated November 19, 2001, included under Item 5, Other Events, the Company's press release for quarterly earnings and the Financial Information Release relating to certain financial information for the quarter and six months ended
      October 28, 2001.




                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CULP, INC.
                                    (Registrant)

Date:   December 12, 2001       By:  s/s  Franklin N. Saxon
        -----------------                 -----------------
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