Form 10-Q
period 2002-01-27
CULP INC
filed 2002-03-13
CIK 723603

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 27, 2002

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

                                YES X    NO


          Common shares outstanding at January 27, 2002:  11,221,158
                                Par Value: $.05

                               INDEX TO FORM 10-Q
                      For the period ended January 27, 2002

Part I -  Financial Statements.                                         Page
------------------------------------------                              -------

Item 1.    Unaudited Interim Consolidated Financial Statements:

Consolidated Statements of Income (Loss)---Three and Nine Months
Ended January 27, 2002 and January 28, 2001                                I-1

Consolidated Balance Sheets---January 27, 2002, January 28, 2001
and April 29, 2001                                                         I-2

Consolidated Statements of Cash Flows---Nine Months Ended January 27,
2002 and January 28, 2001                                                  I-3


Consolidated Statements of Shareholders' Equity                            I-4

Notes to Consolidated Financial Statements                                 I-5

Sales by Product Group                                                     I-13

International Sales by Geographic Area                                     I-14

Item 2.   Management's Discussion and Analysis of Financial                I-15
           Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About                   I-23
           Market Risk


Part II - Other Information
-------------------------------------
Item 6.   Exhibits and Reports on Form 8-K                                 II-1

Signature                                                                  II-2

 Item 1:  Financial Sattements

                                  CULP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 27, 2002 AND JANUARY 28, 2001
                (Amounts in Thousands, Except for Per Share Data)

                                                                      THREE MONTHS ENDED (UNAUDITED)
                                             --------------------------------------------------------------------------------
                                                        Amounts                                       Percent of Sales
                                             ------------------------------                     -----------------------------
                                              January 27,     January 28,       % Over
                                                 2002            2001           (Under)            2002            2001
                                             --------------  --------------  --------------     --------------  -------------
Net sales                                 $         90,618          95,880         (5.5)%            100.0 %        100.0 %
Cost of sales                                       77,110          86,047        (10.4)%             85.1 %         89.7 %
                                             --------------  --------------  --------------     --------------  -------------
         Gross profit                               13,508           9,833         37.4 %             14.9 %         10.3 %

Selling, general and
  administrative expenses                           11,038          12,480        (11.6)%             12.2 %         13.0 %
Restructuring expense                                    0           2,504          0.0 %              0.0 %          2.6 %
                                             --------------  --------------  --------------     --------------  -------------
         Income (loss) from operations               2,470          (5,151)       148.0 %              2.7 %         (5.4)%

Interest expense                                     1,820           2,222        (18.1)%              2.0 %          2.3 %
Interest income                                        (42)            (18)       133.3 %             (0.0)%         (0.0)%
Other expense (income), net                            435             811        (46.4)%              0.5 %          0.8 %
                                             --------------  --------------  --------------     --------------  -------------
         Income (loss) before income taxes             257          (8,166)       103.1 %              0.3 %         (8.5)%


Income taxes                                            87          (2,696)       103.2 %             34.0 %         33.0 %
                                             --------------  --------------  --------------     --------------  -------------
         Net income (loss)                $            170          (5,470)       103.1 %              0.2 %         (5.7)%
                                             ==============  ==============  ==============     ==============  =============

Net income per share                                 $0.02          ($0.49)       104.1 %
Net income per share, assuming dilution              $0.02          ($0.49)       104.1 %
Average shares outstanding                          11,221          11,211          0.1 %
Average shares outstanding, assuming dilution       11,304          11,211          0.8 %


                                                                      NINE MONTHS ENDED (UNAUDITED)
                                             --------------------------------------------------------------------------------
                                                        Amounts                                       Percent of Sales
                                             ------------------------------                     -----------------------------
                                              January 27,     January 28,       % Over
                                                 2002            2001           (Under)            2002            2001
                                             --------------  --------------  --------------     --------------  -------------
Net sales                                 $        273,481         308,739        (11.4)%            100.0 %        100.0 %
Cost of sales                                      233,642         267,845        (12.8)%             85.4 %         86.8 %
                                             --------------  --------------  --------------     --------------  -------------
         Gross profit                               39,839          40,894         (2.6)%             14.6 %         13.2 %

Selling, general and
  administrative expenses                           33,823          39,749        (14.9)%             12.4 %         12.9 %
Restructuring expense                                1,303           2,504        (48.0)%              0.5 %          0.8 %
                                             --------------  --------------  --------------     --------------  -------------
         Income (loss) from operations               4,713          (1,359)      (446.8)%              1.7 %         (0.4)%

Interest expense                                     5,851           6,830        (14.3)%              2.1 %          2.2 %
Interest income                                        (99)            (40)       147.5 %             (0.0)%         (0.0)%
Other expense (income), net                          1,772           2,127        (16.7)%              0.6 %          0.7 %
                                             --------------  --------------  --------------     --------------  -------------
         Loss before income taxes                   (2,811)        (10,276)        72.6 %             (1.0)%         (3.3)%

Income taxes                                          (956)         (3,392)        71.8 %             34.0 %         33.0 %
                                             --------------  --------------  --------------     --------------  -------------
         Net loss                         $         (1,855)         (6,884)        73.1 %             (0.7)%         (2.2)%
                                             ==============  ==============  ==============     ==============  =============

Net loss per share                                  ($0.17)         ($0.61)        72.1 %
Net loss per share, assuming dilution               ($0.17)         ($0.61)        72.1 %
Average shares outstanding                          11,221          11,209          0.1 %
Average shares outstanding, assuming dilution       11,221          11,209          0.1 %


Percent of sales column is calculated as a % of income (loss) before income taxes.

                                   CULP, INC.
                           CONSOLIDATED BALANCE SHEETS
               JANUARY 27, 2002, JANUARY 28, 2001, APRIL 29, 2001
                                    Unaudited
                             (Amounts in Thousands)

                                                                  Amounts                          Increase
                                                  ---------------------------------               (Decrease)
                                                   January 27,         January 28,   ---------------------------------   * April 29,
                                                      2002                 2001            Amount          Percent           2001
                                                  ---------------   ---------------  ---------------     -------------  ------------
Current assets
       Cash and cash investments                $         10,359               292          10,067       3,447.6 %           1,207
       Accounts receivable                                46,171            54,474          (8,303)        (15.2)%          57,849
       Inventories                                        59,398            67,156          (7,758)        (11.6)%          59,997
       Other current assets                                9,323            13,706          (4,383)        (32.0)%           7,856
                                                  ---------------   ---------------  ---------------     -------------  ------------
                   Total current assets                  125,251           135,628         (10,377)         (7.7)%         126,909

Property, plant & equipment, net                         102,457           116,207         (13,750)        (11.8)%         112,322
Goodwill                                                  47,432            48,827          (1,395)         (2.9)%          48,478
Other assets                                               1,641             2,256            (615)        (27.3)%           1,871
                                                  ---------------   ---------------  ---------------     -------------  ------------

                   Total assets                 $        276,781           302,918         (26,137)         (8.6)%         289,580
                                                  ===============   ===============  ===============     =============  ============


Current liabilities
       Current maturities of long-term debt    $           3,127             2,159             968          44.8 %           2,488
       Accounts payable                                   21,336            27,084          (5,748)        (21.2)%          27,371
       Accrued expenses                                   15,015            15,417            (402)         (2.6)%          17,153
       Income taxes payable                                    0                 0               0           0.0 %           1,268
                                                  ---------------   ---------------  ---------------     -------------  ------------
                   Total current liabilities              39,478            44,660          (5,182)        (11.6)%          48,280


Long-term debt                                           106,960           119,213         (12,253)        (10.3)%         109,168

Deferred income taxes                                     10,330            17,459          (7,129)        (40.8)%          10,330
                                                  ---------------   ---------------  ---------------     -------------  ------------
                   Total liabilities                     156,768           181,332         (24,564)        (13.5)%         167,778

Shareholders' equity                                     120,013           121,586          (1,573)         (1.3)%         121,802
                                                 ---------------   ---------------  ---------------     -------------  ------------

                   Total liabilities and
                   shareholders' equity         $        276,781           302,918         (26,137)         (8.6)%         289,580
                                                  ===============   ===============  ===============     =============  ============

Shares outstanding                                        11,221            11,211              10           0.1 %          11,221
                                                  ===============   ===============  ===============     =============  ============


* Derived from audited financial statements.

                                   CULP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED JANUARY 27, 2002 AND JANUARY 28, 2001
                                    Unaudited
                             (Amounts in Thousands)

                                                                                          NINE MONTHS ENDED
                                                                                    ------------------------------
                                                                                               Amounts
                                                                                    ------------------------------
                                                                                     January 27,     January 28,
                                                                                        2002            2001
                                                                                    --------------  --------------
Cash flows from operating activities:
     Net loss                                                                   $         (1,855)         (6,884)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
            Depreciation                                                                  13,214          14,781
            Amortization of intangible and other assets                                    1,177           1,196
            Amortization of deferred compensation                                             92             303
            Restructuring expense                                                          1,303           2,504
            Changes in assets and liabilities:
                  Accounts receivable                                                     11,678          20,749
                  Inventories                                                                599           7,315
                  Other current assets                                                    (1,453)         (3,357)
                  Other assets                                                               (19)            226
                  Accounts payable                                                        (1,768)         (4,536)
                  Accrued expenses                                                        (3,319)         (8,076)
                  Income taxes payable                                                    (1,268)              0
                                                                                    --------------  --------------
                   Net cash provided by operating activities                              18,381          24,221
                                                                                    --------------  --------------
Cash flows from investing activities:
     Capital expenditures                                                                 (3,393)         (6,532)
     Sales of investments related to deferred compensation plan                                0           4,547
                                                                                    --------------  --------------
                   Net cash used in investing activities                                  (3,393)         (1,985)
                                                                                    --------------  --------------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                                  0             564
     Principal payments on long-term debt                                                 (1,569)        (16,678)
     Change in accounts payable-capital expenditures                                      (4,267)         (5,667)
     Dividends paid                                                                            0          (1,177)
     Proceeds from common stock issued                                                         0               7
                                                                                    --------------  --------------
                   Net cash used in financing activities                                  (5,836)        (22,951)
                                                                                    --------------  --------------

Increase (decrease) in cash and cash investments                                           9,152            (715)

Cash and cash investments at beginning of period                                           1,207           1,007
                                                                                    --------------  --------------

Cash and cash investments at end of period                                      $         10,359             292
                                                                                    ==============  ==============

                                                  CULP, INC.
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                 (Unaudited)

(Dollars in thousands, except share and
per share data)

                                                                           Capital                   Accumulated
                                              Common Stock               Contributed                    Other          Total
                                        -------------------------         in Excess      Retained   Comprehensive   Shareholders'
                                           Shares       Amount           of Par Value    Earnings        Loss          Equity
--------------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 2000                    11,208,720   $   560           $   35,266     $ 93,814     $              $  129,640
  Cash dividends ($0.105 per share)                                                        (1,177)                       (1,177)
  Net loss                                                                                 (8,311)                       (8,311)
  Common stock issued in connection
       with stock option plans                 12,438         1                1,649                                      1,650
--------------------------------------------------------------------------------------------------------------------------------
Balance, April 29, 2001                    11,221,158       561               36,915       84,326                       121,802
  Net loss                                                                                 (1,855)                       (1,855)
  Other comprehensive loss:
    Loss on cash flow hedges, net of taxes                                                                    (26)          (26)
  Common stock issued in connection
       with stock option plans                                                    92                                         92
--------------------------------------------------------------------------------------------------------------------------------
Balance,  January 27, 2002                 11,221,158   $   561           $   37,007     $ 82,471     $       (26)   $  120,013
================================================================================================================================

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

2.  Accounts Receivable

       A summary of accounts receivable follows (dollars in thousands):

--------------------------------------------------------------------------------

                                            January 27, 2002      April 29, 2001
--------------------------------------------------------------------------------

Customers                                       $   49,096        $   60,218
Allowance for doubtful accounts                     (2,000)           (1,282)
Reserve for returns and allowances                    (925)           (1,087)
--------------------------------------------------------------------------------

                                                $   46,171        $   57,849
================================================================================

3.  Inventories

     Inventories are carried at the lower of cost or market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

   A summary of inventories follows (dollars in thousands):

--------------------------------------------------------------------------------

                                             January 27, 2002     April 29, 2001
--------------------------------------------------------------------------------

Raw materials                                    $   30,393       $   31,489
Work-in-process                                       3,989            4,748
Finished goods                                       25,404           24,148
--------------------------------------------------------------------------------

Total inventories valued at FIFO                     59,786           60,385
Adjustments of certain inventories to LIFO             (388)            (388)
--------------------------------------------------------------------------------

                                                 $   59,398       $   59,997
================================================================================

4.  Accounts Payable

   A summary of accounts payable follows (dollars in thousands):
--------------------------------------------------------------------------------

                                             January 27, 2002     April 29, 2001
--------------------------------------------------------------------------------

Accounts payable-trade                           $   20,181       $   21,949
Accounts payable-capital expenditures                 1,155            5,422
--------------------------------------------------------------------------------

                                                 $   21,336       $   27,371
================================================================================

5.  Accrued Expenses

   A summary of accrued expenses follows (dollars in thousands):
--------------------------------------------------------------------------------

                                           January  27, 2002      April 29, 2001
--------------------------------------------------------------------------------

Compensation, commissions and related benefits  $    6,639        $    7,806
Interest                                             2,267             1,367
Restructuring                                        1,363             2,383
Other                                                4,746             5,597
--------------------------------------------------------------------------------

                                                $   15,015        $   17,153
================================================================================

6.  Long-Term Debt

   A summary of long-term debt follows (dollars in thousands):
--------------------------------------------------------------------------------

                                             January 27, 2002     April 29, 2001
--------------------------------------------------------------------------------

Senior unsecured notes                           $   75,000       $   75,000
Industrial revenue bonds                             30,612           30,612
Canadian government loan                              1,798            2,347
Revolving credit facility                               999              999
Obligations to sellers                                1,678            2,698
--------------------------------------------------------------------------------
                                                    110,087          111,656
Less current maturities                              (3,127)          (2,488)
--------------------------------------------------------------------------------

                                                 $  106,960       $  109,168
--------------------------------------------------------------------------------


     The senior unsecured notes have an average remaining term of 7 years. The principal payments become due from March 2006 to March 2010 with interest payable semi-annually. The note purchase agreements were amended as of January 31, 2002 to amend certain covenants, including the replacement of the minimum consolidated net worth test with a minimum tangible net worth test. Additionally, the amendment increased the fixed coupon rate from 6.76% to 7.76%.

     The company's revolving credit agreement (the "Credit Agreement") provides a revolving credit facility with two banks in the United States. Effective March 2002, the Credit Agreement provides for a revolving loan commitment of $10,000,000. The agreement requires payment of a quarterly facility fee. On borrowings outstanding at January 27, 2002, the interest rate was 5.909%. The Credit Agreement was amended in March 2002 to extend the termination date from April 2002 to June 2002.

     The company's $2,000,000 revolving line of credit expires in April 2002. At January 27, 2002, no borrowings were outstanding under the revolving line of credit.

     The industrial revenue bonds (IRBs) are generally due in balloon maturities which occur at various dates from 2009 to 2013. The IRBs are collateralized by letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder. As of January 27, 2002, the interest rate on outstanding IRBs was 5.40%, including the letter of credit fee percentage.

     The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At January 27, 2002, the company was in compliance with these financial covenants.

     At January 27, 2002, the company had two interest rate swap agreements with a bank. The following table summarizes certain data regarding the interest rate swaps:

            notional amount          interest rate          expiration date
            ---------------------------------------------------------------
            $  5,000,000                6.9%                   June 2002
            $  5,000,000                6.6%                   July 2002

     During the first nine months of fiscal 2002, the company recorded a mark-to-market loss of $176,000 because the interest rate swaps no longer serve as a hedge due to the repayment of debt in fiscal 2001. Management believes the risk of incurring losses resulting from the inability of the bank to fulfill its obligation under the interest rate swap agreements to be remote and that any losses incurred would be immaterial.

     The principal payment requirements of long-term debt during the next five fiscal years are: 2002 - $0; 2003 - $3,126,000; 2004 - $449,000; 2005 -
$450,000; and 2006 - $11,450,000.

================================================================================


7. Cash Flow Information

     Payments for interest and income taxes during the period were (dollars in thousands):

--------------------------------------------------------------------------------

                                                            2002        2001
--------------------------------------------------------------------------------

Interest                                            $    4,977     $     5,650
Income taxes                                             1,553             319

================================================================================

8. Restructuring

     To reduce costs and improve efficiency, the company initiated a restructuring plan in January 2001 to streamline the corporate structure, consolidate manufacturing operations and close certain facilities. The company recorded restructuring charges of $6.5 million in fiscal 2001 and an additional amount of $1.3 million, primarily related to health care costs for terminated personnel, in the first quarter of fiscal 2002. A portion of this total restructuring charge, related to the write-down of inventories ($0.9 million), was classified as a component of cost of sales in fiscal 2001. In addition, the company recognized restructuring-related charges, primarily costs related to moving equipment, of $.2 million in the second quarter fiscal 2002, $1.0 million in the first quarter of fiscal 2002 and $0.9 million in fiscal 2001.

     The following summarizes the fiscal 2001 and 2002 restructuring activity (dollars in thousands):

                                   2001             April 29,           2002             Jan 27,
                                 Non-Cash             2001            Non-Cash            2002
                         2001     Write-   Paid in   Reserve   2002    Write-  Paid in   Reserve
                        Charges   Downs     2001     Balance  Charges  Downs     2002    Balance
------------------------------------------------------------------------------------------------
Non-cash write-downs
  of fixed assets to
  net realizable value  $ 2,540     2,540      -         -       160      160        -        -
Non-cash write-downs
  of inventories            874       874      -         -         -        -        -        -
Employee termination
  Benefits                  969        -     491       478       925        -      795      608
Lease termination and
  other exit costs        2,116        -     211     1,905       218        -    1,368      755
------------------------------------------------------------------------------------------------

                        $ 6,499   $ 3,414  $ 702   $ 2,383   $ 1,303   $  160  $ 2,163  $ 1,363
------------------------------------------------------------------------------------------------


================================================================================


9. Comprehensive Income (Loss)

     Comprehensive income (loss) is the total of net income (loss) and other changes in equity, except those resulting from investments by shareholders and distributions to shareholders not reflected in net income (loss).

     A summary of total comprehensive income (loss) for the three months ended January 27, 2002 and January 28, 2001 follows (dollars in thousands):
--------------------------------------------------------------------------------

                                                        2002            2001
--------------------------------------------------------------------------------

Net lncome (Loss)                                   $      170    $    (5,470)
Gain (Loss) on foreign exchange forward contracts,
   net of taxes:
   Net changes in fair value                               (60)             0
   Net gains reclassified into earnings                     13              0
--------------------------------------------------------------------------------

                                                    $      123    $    (5,470)
--------------------------------------------------------------------------------


A summary of total comprehensive loss for the nine months ended January 27, 2002 and January 28, 2001 follows (dollars in thousands):
--------------------------------------------------------------------------------

                                                         2002           2001
--------------------------------------------------------------------------------

Net loss                                            $   (1,855)   $    (6,884)
Gain (Loss) on foreign exchange forward contracts,
   net of taxes:
   Net changes in fair value of derivatives                (56)             0
   Net gains reclassified into earnings                     30              0
--------------------------------------------------------------------------------

                                                    $   (1,881)   $    (6,884)
--------------------------------------------------------------------------------

Losses on cash flow hedges reflected in other comprehensive income (loss) above are expected to be recognized in results of operations over the next three months.
================================================================================

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


Cash Flow Hedging Strategy

     During 2001, the company adopted a policy to manage the exposure related to forecasted purchases of inventories denominated in the EURO through use of forward exchange contracts and options. At January 27, 2002, the duration of these contracts is nine months.

     The company adopted SFAS No. 133 as amended, effective April 30, 2001. The effect of this adoption was not material for the nine months ended January 27, 2002.

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

(in thousands)                                        Three Months Ended
--------------------------------------------------------------------------------

                                           January 27, 2002    January  28, 2001
--------------------------------------------------------------------------------

Weighted average common
      shares outstanding (basic)                 11,221                11,211
Effect of  stock options                             83                     0
--------------------------------------------------------------------------------

Weighted average common
        shares outstanding (diluted)             11,304                11,211
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

     The company internally manages and reports selling, general and administrative expenses, interest expense, interest income, other expense and income taxes on a total company basis. Thus, profit by business segment represents gross profit. In addition, the company internally manages and reports cash and cash investments, other current assets, property, plant and equipment, and other assets on a total company basis. Thus, identifiable assets by business segment represent accounts receivable, inventories and goodwill.

     Sales and gross profit for the company's operating segments for the three months ended January 27, 2002 and January 28, 2001 are as follows (dollars in thousands):

--------------------------------------------------------------------------------

                                                      2002              2001
--------------------------------------------------------------------------------

Net sales
     Upholstery Fabrics                         $      65,844    $    72,297
     Mattress Ticking                                  24,774         23,583
--------------------------------------------------------------------------------

                                                $      90,618    $    95,880
--------------------------------------------------------------------------------

Gross Profit
     Upholstery Fabrics                         $       6,828    $     4,158 [1]
     Mattress Ticking                                   6,680          5,675
--------------------------------------------------------------------------------

                                                $      13,508    $     9,833
--------------------------------------------------------------------------------


     Sales and gross profit for the company's operating segments for the nine months ended January 27, 2002 and January 28, 2001 are as follows (dollars in thousands):

--------------------------------------------------------------------------------

                                                      2002            2001
--------------------------------------------------------------------------------

Net sales
     Upholstery Fabrics                          $   197,869     $   230,222
     Mattress Ticking                                 75,612          78,517
--------------------------------------------------------------------------------

                                                 $   273,481     $   308,739
--------------------------------------------------------------------------------

Gross Profit
     Upholstery Fabrics                          $    19,561 [1] $    21,426 [1]
     Mattress Ticking                                 20,278          19,468
--------------------------------------------------------------------------------

                                                $     39,839     $    40,894
--------------------------------------------------------------------------------

[1] Includes restructuring-related charges of $0.7 million for the three months ended January 28, 2001; and $1.2 million and $0.7 million for the nine months ended January 27, 2002 and January 28, 2001, respectively.

     Identifiable  assets,   including  accounts  receivable,   inventories  and
goodwill, for the company's operating segments as of January 27, 2002 and January 28, 2001 are as follows (dollars in thousands):

--------------------------------------------------------------------------------

                                                       2002           2001
--------------------------------------------------------------------------------

     Upholstery Fabrics                          $   129,920     $    49,954 [1]
     Mattress Ticking                                 31,978          17,202 [1]
--------------------------------------------------------------------------------

                                                 $   155,898     $    67,156

[1]  Includes inventories only for fiscal 2001.
================================================================================

                                   CULP, INC.
                             SALES BY PRODUCT GROUP
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 27, 2002 AND JANUARY 28, 2001
                             (Amounts in thousands)

                                               THREE MONTHS ENDED (UNAUDITED)
                                 ------------------------------------------------------------
                                       Amounts                           Percent of Total Sales
                                   --------------------                  ----------------------
                                 January 27,  January 28,    % Over
Product Group                       2002        2001         (Under)       2002        2001
------------------------------    ---------   ---------    ------------  ----------  ----------
Upholstery Fabrics
    Culp Decorative Fabrics    $    35,878      40,955      (12.4) %       39.6 %      42.7 %
    Culp Velvets/Prints             28,648      28,631        0.1  %       31.6 %      29.9 %
    Culp Yarn **                     1,318       2,711      (51.4) %        1.5 %       2.8 %
                                  ---------   ---------   ------------  ----------   ----------
                                    65,844      72,297       (8.9) %       72.7 %      75.4 %

Mattress Ticking
    Culp Home Fashions              24,774      23,583        5.1  %       27.3 %      24.6 %
                                  ---------   ---------   ------------  ----------   ----------

                             * $    90,618      95,880       (5.5) %      100.0 %     100.0 %
                                  =========   =========   ============  ==========   ==========



                                                NINE MONTHS ENDED (UNAUDITED)
                                 ---------------------------------------------------------------

                                       Amounts                           Percent of Total Sales
                                 --------------------                    -----------------------
                                 January 27,  January 28,   % Over
Product Group                      2002          2001       (Under)          2002        2001
------------------------------   ---------    ---------    ------------  ----------   ----------
Upholstery Fabrics
    Culp Decorative Fabrics   $   109,531      129,280       (15.3) %       40.1 %      41.9 %
    Culp Velvets/Prints            84,522       90,778        (6.9) %       30.8 %      29.4 %
    Culp Yarn **                    3,816       10,164       (62.5) %        1.4 %       3.3 %
                                 ---------    ---------    ------------  ----------   ----------
                                  197,869      230,222       (14.1) %       72.4 %      74.6 %

Mattress Ticking
    Culp Home Fashions             75,612       78,517        (3.7) %       27.6 %      25.4 %
                                 ---------    ---------    ------------  ----------   ----------

                            * $   273,481      308,739       (11.4) %      100.0 %     100.0 %
                                 =========    =========    ============  ==========   ==========


* U.S. sales were $79,539 and $77,360 for the third quarter of fiscal 2002 and fiscal 2001, respectively; and $233,617 and $246,672 for the nine months of fiscal 2002 and 2001, respectively. The percentage increase in U.S. sales was 2.8% for the third quarter and a decrease of 5.3% for the nine months.
** The fiscal 2001 sales for Culp Yarn include sales from exited businesses due to restructuring of $1.7 million in the third quarter and $6.3 million in the first nine months.

                                   CULP, INC.
                     INTERNATIONAL SALES BY GEOGRAPHIC AREA
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 27, 2002 AND JANUARY 28, 2001
                             (Amounts in thousands)

                                             THREE MONTHS ENDED (UNAUDITED)
                           -------------------------------------------------------------
                                                                       Percent of Total
                                       Amounts                              Sales
                                ---------------------                --------------------
                               January 27,   January 28,  % Over
   Geographic Area               2002           2001      (Under)      2002       2001
-----------------------       ----------     ---------    ---------  ---------  ---------
North America (Excluding USA) $   6,613        8,226       (19.6)%     59.7 %     44.4 %
Europe                              472        1,669       (71.7)%      4.3 %      9.0 %
Middle East                         598        3,924       (84.8)%      5.4 %     21.2 %
Far East & Asia                   2,924        4,277       (31.6)%     26.4 %     23.1 %
South America                       155          147         5.6 %      1.4 %      0.8 %
All other areas                     318          277        14.7 %      2.9 %      1.5 %
                              ----------    ---------     ---------  ---------  ---------

                              $  11,079       18,520       (40.2)%    100.0 %    100.0 %
                              ==========    =========     =========  =========  =========




                                                 NINE MONTHS ENDED (UNAUDITED)
                              ------------------------------------------------------
                                                                       Percent of Total
                                     Amounts                                Sales
                              ---------------------                  --------------------
                              January 27,  January 28,    % Over
    Geographic Area               2002          2001       (Under)       2002       2001
-----------------------       ----------    ---------    ---------   ---------  ---------
North America (Excluding USA) $  23,023      26,177       (12.0)%      57.9 %     42.2 %
Europe                            2,115       4,928       (57.1)%       5.3 %      7.9 %
Middle East                       4,804      14,456       (66.8)%      12.1 %     23.3 %
Far East & Asia                   8,414      13,103       (35.8)%      21.1 %     21.1 %
South America                       490         732       (33.1)%       1.2 %      1.2 %
All other areas                   1,018       2,671       (61.9)%       2.6 %      4.3 %
                              ----------   ---------     ---------   ---------  ---------

                              $  39,864      62,067       (35.8)%     100.0 %    100.0 %
                              ==========   =========     =========   =========  =========


International sales, and the percentage of total sales, for each of the last five fiscal years follows: fiscal 1997-$101,571 (25%); fiscal 1998-$137,223 (29%); fiscal 1999-$113,354 (23%); fiscal 2000-$111,104 (23%); and fiscal
2001-$77,824 (19%). International sales for the third quarter represented 12.2% and 19.3% for 2002 and 2001, respectively. Year-to-date international sales represented 14.6% and 20.1% of total sales for 2002 and 2001, respectively.

 Item 2.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Results of Operations

The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

Overview

Culp is one of the largest integrated marketers in the world for upholstery fabrics for furniture and is one of the leading global producers of mattress fabrics (ticking). The company's fabrics are used primarily in the production of residential and contract upholstered furniture and bedding products, including sofas, recliners, chairs, love seats, sectionals, sofa-beds, office seating and mattress sets. Although Culp markets fabrics at most price levels, the company emphasizes fabrics that have broad appeal in the promotional and popular-priced categories of furniture and bedding.

Culp's worldwide leadership as a marketer of upholstery fabrics and mattress ticking has been achieved through internal expansion and the integration of strategic acquisitions.

The company's operating segments are upholstery fabrics and mattress ticking, with related divisions organized within those segments. In upholstery fabrics, Culp Decorative Fabrics markets jacquard and dobby woven fabrics for residential and contract furniture. Culp Velvets/Prints markets a broad range of printed and velvet fabrics used primarily for residential and juvenile furniture. Culp Yarn manufactures specialty filling yarn that is primarily used by Culp. In mattress ticking, Culp Home Fashions markets a broad array of fabrics used by bedding manufacturers.

Restructuring Actions

During fiscal 2001, the company initiated a restructuring plan intended to lower operating expenses, increase manufacturing utilization, raise productivity and position the company to operate profitably within an environment of reduced demand. The plan involved the consolidation of certain fabric manufacturing capacity within the Culp Decorative Fabrics division, closing one of the company's four yarn manufacturing plants within Culp Yarn, and an extensive reduction in selling, general and administrative expenses. The company also recognized certain inventory write-downs related to the closed facilities as part of this initiative. While the physical relocation and movement of machinery and equipment involved in the restructuring has been essentially completed and the related fixed manufacturing cost savings achieved, the company still has much improvement to make to reach targeted productivity and variance levels as well as stock keeping unit (sku) reduction goals in the Culp Decorative Fabrics division. The total charge from the restructuring, cost reduction and inventory write-down initiatives was $9.9 million, about $3.6 million of which represented non-cash items. The company recognized $7.4 million of restructuring and related charges during fiscal 2001, and $2.5 million in the first nine months of fiscal 2002. No restructuring and related charges were recorded in the third quarter of fiscal 2002. Restructuring and related charges for fiscal 2002 were recorded as $1.3 million in the line item "Restructuring expense" and $1.2 million in "Cost of sales." The costs reflected in "Cost of sales" are principally related to the relocation of manufacturing equipment. The company's restructuring plan targeted annualized cost reductions of at least $14 million when the full benefit of this program is realized. Management believes the company now has a sound footprint of efficient, world-class facilities utilizing state-of-the-art equipment that position Culp well to meet the demands by manufacturers for shorter lead times, reliable delivery schedules and appealing designs.

Three Months and Nine Months ended January 27, 2002 compared with Three Months and Nine Months ended January 28, 2001

Net Sales. Compared with the year-earlier period, the company's net sales declined only 5.5% for the third quarter of fiscal 2002, versus 13.1% for the second quarter of fiscal 2002, 15.1% for the first quarter of fiscal 2002, and 21.9% for the fourth quarter of fiscal 2001. This quarterly trend indicates that the sales decline bottomed in the fourth quarter of fiscal 2001. Based upon current business conditions, the company is optimistic that this improving sales trend can continue.

Compared with fiscal 2001, upholstery fabric sales for the third quarter of fiscal 2002 decreased 8.9% to $65.8 million, and decreased 14.1% to $197.9 million for the first nine months of fiscal 2002 (See Sales by Product Group schedule on Page I-13). Reflecting a continuation of the trends identified in the first half of fiscal 2002, the upholstery fabric sales decrease in the third quarter represents: (1) a sharp reduction (42.1%, or $5.9 million) in international sales, principally reflecting the high value of the U.S. dollar relative to international currencies; (2) a decrease in external yarn sales (51.4% or $1.4 million) due to the company's internal consumption of more of the yarn division's output and its exit from certain yarn businesses as part of the restructuring plan; and (3) a decrease in sales to contract furniture customers ($1.1 million). A significant factor contributing to the decline in international sales is the persistent weakness in demand for the company's wet print flock fabrics, which has negatively impacted the profitability of the Culp Velvets/Prints product group. Management continues to assess its plan for addressing this under-performing product line. Sales to U.S. residential furniture manufacturers in the third quarter of fiscal 2002 increased 3.9% or $2.0 million compared with the third quarter of fiscal 2001. The company believes that it is improving its market share in the U.S. residential market because of well-received fabric placements in the Culp Decorative Fabrics and Culp Velvets/Prints product groups.

Compared with fiscal 2001, sales of mattress ticking for the third quarter of fiscal 2002 increased 5.1% to $24.8 million, and decreased 3.7% to $75.6 million for the first nine months of fiscal 2002. The year-to-date decline in mattress ticking also reflects a strong decrease in international sales. Sales to U.S. bedding manufacturers increased 14.1% to $21.8 million in the third quarter of fiscal 2002, reversing a trend of sales decreases in the first two quarters, and increased 1.8% to $66.0 million for the first nine months of fiscal 2002. The company believes that it is gaining market share in the U.S. bedding market because of well received ticking placements in the Culp Home Fashions product group.

Gross Profit and Cost of Sales. Gross profit increased 37.4% for the third quarter of fiscal 2002 compared with the year-earlier period and increased as a percentage of net sales to 14.9% from 10.3%. The increase in gross profit percentage reflects the benefit of the restructuring steps and other actions that have been taken to reduce expenses. The company realized significant gross profit increases over the third quarter of last year in Culp Home Fashions (mattress ticking), Culp Velvets/Prints and Culp Yarn. During the quarter the company began to realize lower variances and improved manufacturing productivity in the Culp Decorative Fabrics product group, a positive trend that management expects to continue in the fourth quarter. Even on a sales decline of 12.4%, Culp Decorative Fabrics achieved higher gross margins over the third quarter of last year.

Selling, General and Administrative Expenses. Reflecting the impact of the company's actions to reduce expenses, SG&A expenses for the third quarter declined 11.6% from the prior year. SG&A expenses in the third quarter included bad debt expense of $703,000 compared with $31,600 in the year-earlier period. Without the additional bad debt expense, SG&A expenses were reduced by $2.1 million, or 17.2%, and were 11.4% of net sales. For the first nine months of fiscal 2002, bad debt expense totaled $2.9 million. Without the additional bad debt expense, SG&A expenses for the first nine months were reduced by $8.9 million, or 22.3%, and were 11.3% of net sales. The increase in bad debt expense from a year ago reflects primarily write-offs of one bedding and two residential furniture customers as well as an increase in the allowance for doubtful accounts.

Interest Expense. Interest expense for the third quarter declined 18.1% from $2.2 million to $1.8 million due to significantly lower borrowings outstanding, offset somewhat by a substantial increase in interest rates.

Other Expense. Other expense (income) for the third quarter of fiscal 2002 totaled $435,000 compared with $811,000 in the prior year. The decrease reflects primarily the elimination of the nonqualified deferred compensation plan
terminated  in  January  2001  as  a  part  of  the  company's   cost  reduction
initiatives.

Income Taxes. The effective tax rate for the first nine months of fiscal 2002 was 34.0% compared with 33.0% for the year-earlier period.

Liquidity and Capital Resources

Liquidity. Cash and cash investments as of January 27, 2002 increased to $10.4 million from $1.2 million at fiscal year-end, reflecting cash flow from operations of $18.4 million for the first nine months of fiscal 2002, which exceeded capital expenditures of $3.4 million and debt repayment of $5.8 million.

Operating working capital (comprised of accounts receivable, inventory and accounts payable) was $84.2 million at January 27, 2002, down from $94.5 million a year earlier.

The company has reduced funded debt by $11.3 million or 9.3% from the third quarter of last year. Funded debt equals long-term debt plus current maturities. Funded debt was $110.1 million at January 27, 2002, compared with $121.4 million a year ago and $111.7 million at fiscal year end. Compared with 50.0% a year ago, the company's funded debt-to-capital ratio was 47.8% at January 27, 2002.

EBITDA for the third quarter of fiscal 2002 increased to $6.9 million compared with $2.5 million for the third quarter of last year, and increased to $19.9 million for the first nine months of fiscal 2002 compared with $16.0 million in the year-earlier period. EBITDA includes earnings before interest, income taxes, depreciation, amortization, all restructuring and related charges and certain non-cash charges, as defined by the company's credit agreement.

Free cash flow (defined as cash available for debt repayment, dividends and/or stock issuance) totaled $10.7 million and $16.6 million for the first nine months of 2002 and 2001, respectively.

Financing Arrangements. Culp has $75 million of senior unsecured notes with an average remaining term of seven years. In January 2002, the company amended the note purchase agreements to amend certain covenants, including the replacement of the minimum net worth covenant with a minimum tangible net worth covenant. The amendment increased the fixed coupon rate from 6.76% to 7.76%.

In addition, the company has a revolving credit facility, which was reduced from $20 million to $10 million in March 2002. The facility, which expires in June 2002, requires quarterly payments of interest on all outstanding borrowings and a quarterly facility fee. In January 2001, the company amended the credit facility to include terms that restrict the payment of cash dividends and share repurchases at this time, limit capital expenditures, and increase the interest rate on the facility. The interest rate matrix is based on the company's funded debt to EBITDA ratio, as defined by the facility, such that a lower ratio allows for a lower interest rate. As of January 27, 2002, the company had outstanding balances of approximately $1 million under the credit facility with an interest rate of 5.909% (LIBOR plus 4.00%). The interest rate is projected to be reduced to LIBOR plus 3.50% in the fourth quarter based on a lower funded debt to EBITDA ratio.

The company also has a total of $30.6 million in currently outstanding industrial revenue bonds ("IRBs") and a $1.8 million non-interest bearing Canadian government loan, which have been used to finance capital expenditures. The IRBs are collateralized by letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder. The January 2001 amendment to the credit facility increased the letter of credit fees, which are also based on the company's funded debt to EBITDA ratio. Interest on the outstanding IRBs as of January 27, 2002 was 5.40% (tax-exempt adjustable rate plus the letter of credit spread of 4.00%). The interest rate is projected to be reduced to the tax-exempt adjustable rate plus 3.50% in the fourth quarter based on a lower funded debt to EBITDA ratio.

The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. The company's principal financial covenants are (1) funded debt to EBITDA; (2) EBILTDA to interest expense plus leases; (3) funded debt to total capital; (4) funded debt to tangible capital; and (5) minimum tangible shareholders' equity. As of January 27, 2002, the company was in compliance with these financial covenants.

As of January 27, 2002, the company had two interest rate swap agreements with a $10 million notional amount. During the first nine months of fiscal 2002, the company recorded a mark-to-market loss of $.2 million because the interest rate swaps no longer serve as a hedge due to the repayment of debt. The company also enters into foreign exchange forward and option contracts to hedge against currency fluctuations with respect to firm commitments and anticipated transactions to purchase certain machinery, equipment and raw materials in foreign currencies.

Capital Expenditures. The company maintains an ongoing program of capital expenditures designed to increase capacity as needed, enhance manufacturing efficiencies through modernization and increase the company's vertical integration. The company's budget for capital spending for fiscal 2002 is $4.5 million, compared with $8.1 million in fiscal 2001. Depreciation for the first nine months of fiscal 2002 totaled $13.2 million.

The company believes that its cash investments, cash flows from operations and funds available under existing credit facilities will be sufficient to fund capital expenditures and working capital requirements for the foreseeable future.

Inflation

The cost of the company's raw materials is remaining generally stable. Factors that reasonably can be expected to influence margins in the future include changes in raw material prices, trends in other operating costs and overall competitive conditions.

Seasonality

The company's business is moderately seasonal, with increased sales during the second and fourth fiscal quarters. This seasonality results from one-week closings of the company's manufacturing facilities, and the facilities of most of its customers in the United States, during the first and third quarters for the holiday weeks including July 4th and Christmas.

Critical Accounting Policies and Recent Accounting Developments

Accounting principles generally accepted in the United States of America require the company to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain, and as a result, actual results could differ from those estimates. Due to the estimation processes involved, management considers the following summarized accounting policies and their application to be critical to understanding the company's business operations, financial condition and results of operations:


Accounts Receivable - Allowance for Doubtful Accounts

Substantially all the company's accounts receivable are due primarily from residential furniture manufacturers and bedding manufacturers. Ownership of these manufacturers is increasingly concentrated and in certain cases leveraged. As of January 27, 2002, accounts receivable from residential and contract furniture manufacturers totaled approximately $34.5 million and from bedding manufacturers approximately $14.6 million. Approximately $11.7 million of the total accounts receivable was due from international customers. Additionally, as of January 27, 2002, the aggregate accounts receivable balance of the company's ten largest customers was $23.1 million, or 47% of trade accounts receivable.

During fiscal 2001 and 2002, there has been significant change in the home furnishings industry, including the bankruptcy of several of the largest home furnishings retail chains. This in turn has affected the furniture and bedding manufacturers who are the company's primary customers. As a result, Culp has experienced significantly higher credit losses in fiscal 2002 and has made substantial additional provisions to the allowance for doubtful accounts. Bad debt expense for the first nine months of fiscal 2002 totaled $2.9 million compared to $189,000 in the year-earlier period.

The company continuously performs credit evaluations of its customers, considering numerous inputs including customers' financial position, past payment history, cash flows and management capability; historical loss experience; and economic conditions and prospects. While management believes that adequate allowances for doubtful accounts have been provided in the consolidated financial statements, it is possible that the company could experience additional unexpected credit losses.

Inventory  Valuation

The company operates generally as a make-to-order business; however, the company also stocks products for certain customers in order to meet delivery schedules. In addition, the company stocks its most popular fabrics in its regional distribution facilities. Although management closely monitors demand in each product area to decide which patterns and styles to hold in inventory, the gradual, yet constant shifts in consumer preferences expose the company to write-downs of inventory.

Substantially  all  inventories  are valued at the lower of  last-in,  first-out
(LIFO) cost or market. Management continually examines inventory to determine if there are indicators that the carrying value exceeds its net realizable value. Experience has shown that the most significant indicator of the need for inventory write-downs is the age of the inventory. As a result, the company provides inventory valuation write-downs based upon set percentages for inventory aging categories, generally using 6, 9 and 12 month categories. While management believes that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, consumer tastes and preferences will continue to change and the company could experience additional inventory write-downs in the future.

Revenue Recognition

Revenue is recognized from product sales upon shipment to customers from the company's various distribution centers. Provision is made currently for estimated product returns, claims and allowances. Management considers historical claims and return experience, among other things, when establishing the allowance for returns and allowances. While management believes that adequate allowance has been established for returns and allowances, it is possible that the company could experience levels higher than provided for in the consolidated financial statements.

Long-lived Assets

Management reviews long-lived assets, which consists of property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying value or fair value less cost to sell when the company has committed to a disposal plan.

Events or changes in circumstances that indicate an asset's carrying amount may not be recoverable include: a) significant changes in its market price, b) a significant change in the extent or manner in which the asset is being used, c) adverse change in business climate that could affect the asset value permanently, d) current and/or historical operating or cash flow losses and a projection that demonstrates continuing losses associated with the asset's use, and e) an expectation that it is more likely than not that the asset will be sold.

The high value of the U.S. dollar relative to international currencies has negatively impacted international demand for certain of the company's products, including the wet print flock fabrics. Management continues to monitor the performance and assess its plan for addressing the significantly under-performing assets associated with the wet print flock product line. It is reasonably possible that continued weak operating performance or a change in management's plan for future utilization of this asset could result in a future material impairment charge.

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

Goodwill

The company assesses the recoverability of goodwill under SFAS No. 121 by determining whether the amortization of the company's goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired businesses. If the company determines that goodwill is impaired, the loss is measured using estimated fair value. The assessment of the recoverability of goodwill will be impacted if estimated cash flows are not achieved. Factors that may impact estimated cash flows include, among other things, consumer demand, the acceptability of the company's products, ability to offer competitive pricing at acceptable margins and a number of macro-economic factors including the strength of the U.S. dollar relative to other foreign currencies.

The company's goodwill, at January 27, 2002, related to the following divisions:
Culp Decorative Fabrics- $42.6 million, Culp Yarn - $0.7 million and Culp Home Fashions - $4.1 million. The company's assessment at April 29, 2001 indicated that future operating cash flows of these businesses were sufficient to recover the carrying amounts of goodwill.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective as of the company's 2003 fiscal year that starts April 29, 2002. SFAS No. 142 represents a substantial change in how goodwill is accounted for. SFAS No. 142 requires that goodwill no longer be amortized and that no later than October 27, 2002, goodwill be tested for impairment at the reporting unit level by comparing the reporting unit's carrying value to its fair value as of April 29, 2002. If any impairment is indicated, it must be measured and recorded before the end of fiscal 2003. SFAS No. 142 requires that any goodwill impairment loss recognized as a result of initial application be reported as of the first quarter of fiscal 2003 as an effect of a change in accounting principle, and that the income per share effects of the accounting change be separately disclosed.

Goodwill amortization for the current fiscal year ending April 28,2002 is projected to be $1.4 million. As of April 29, 2002, goodwill will no longer be amortized.

Management has engaged a business valuation specialist to assist the company in the determination of the fair value of Culp Decorative Fabrics because of the significance of the goodwill associated with the division and due to its recent operating performance for fiscal 2001 and 2002, which has been significantly below its historical level of profitability. The company will determine if any goodwill impairment is indicated no later than October 27, 2002 by comparing Culp Decorative Fabrics' fair value with its carrying value as of April 29, 2002.

The application of SFAS No. 142 is complex and will require extensive effort. As a result, it is not practical to reasonably estimate the impact of adoption as of the date of this report. However, it is reasonably possible that the adoption of SFAS No. 142 could result in a material charge in fiscal 2003.

Forward-Looking Information

This quarterly report on Form 10-Q contains statements that may be deemed "forward-looking statements" within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Such statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by qualifying words such as "expect," "believe," "estimate," "plan," and "project" and their derivatives. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income and general economic conditions. Decreases in these economic indicators could have a negative effect on the company's business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely. Because of the percentage of the company's sales derived from international shipments, strengthening of the U.S. dollar against other currencies could make the company's products less competitive on the basis of price in markets outside the United States. Additionally, economic and political instability in international areas could affect the demand for the company's products.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company has not experienced any significant changes in market risk since January 27, 2002.

The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin under the company's revolving credit agreement and variable rate debt in connection with industrial revenue bonds. To lower or limit overall borrowing costs, the company entered into interest rate swap agreements. The agreements entitle the company to receive or pay to the counterparty (a major bank), on a quarterly basis, the amounts, if any, by which the company's interest payments covered by swap agreements differ from those of the counterparty. As of January 27, 2002, the fair value of the swap agreements and changes in fair value resulting from changes in market interest rates are recognized in the consolidated financial statements because the interest rate swaps no longer serve as a hedge due to the repayment of debt. The annual impact on the company's results of operations of a 100 basis point interest rate change on the January 27, 2002 outstanding balance of the variable rate debt would be approximately $300,000 irrespective of any swaps.

The company's exposure to fluctuations in foreign currency exchange rates is due primarily to a foreign subsidiary domiciled in Canada and firmly committed and anticipated purchases of certain machinery, equipment and raw materials in foreign currencies. The company's Canadian subsidiary uses the United States dollar as its functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with the Canadian subsidiary. However, the company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firmly committed and anticipated purchases of certain machinery, equipment and raw materials. The amount of Canadian-denominated sales and manufacturing costs are not material to the company's consolidated results of operations; therefore, a 10% change in the exchange rate at January 27, 2002 would not have a significant impact on the company's results of operations or financial position. Additionally, as the company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

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

10(a) First Amendment, dated January 31, 2002 to Note Purchase Agreement (providing for the issuance by Culp, Inc. of its $20 million 6.76% Series A Senior Notes due 3/15/08 and its $55 million 6.76% Series B Senior Notes due 3/15/10), each dated March 4, 1998, between Culp, Inc. and each of the following:

               1.    Connecticut General Life Insurance Company;
               2.    Life Insurance Company of North America;
               3.    ACE Property and Casualty;
               4.    J. Romeo & Co;
               5.    United of Omaha Life Insurance Company;
               6.    Mutual of Omaha Insurance Company;
               7.    The Prudential Insurance Company of America; and
               8.    Allstate Life Insurance Company

10(b) Eighth Amendment to Credit Agreement, dated March 5, 2002, among Wachovia Bank (successor by merger to Wachovia Bank of Georgia, N.A.), as agent, First Union National Bank (successor by merger to First Union National Bank of North Carolina), as documentation agent, and Wachovia Bank, N.A., First Union National Bank, and Suntrust Bank (formerly known as SunTrust Bank, Atlanta), as lenders.

(b)  Reports on Form 8-K:

The following reports on Form 8-K were filed during the period covered by this report:

   (1) Form 8-K dated February 19, 2002, included under Item 5, Other Events, the Company's press release for quarterly earnings and the Financial Information Release relating to certain financial information for the quarter and nine months ended January 27, 2002.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CULP, INC.
                               (Registrant)


Date:   March 13, 2002     By:  s/s Franklin N. Saxon
        --------------              -----------------
                                    Franklin N. Saxon
                                    Executive Vice President and Chief
                                    Financial Officer

                                    (Authorized to sign on behalf
                                    of the registrant and also sign-
                                    ing as principal financial officer)