Form 10-K
period 2002-04-28
CULP INC
filed 2002-07-26
CIK 723603

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended April 28, 2002

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


            Title of Each Class                       Name of Each Exchange
            -------------------                        On Which Registered
                                                       -------------------
    Common Stock, par value $.05/ Share              New York Stock Exchange
Rights for Purchase of Series A Participating        New York Stock Exchange
             Preferred Shares

       Securities registered pursuant to Section 12(g) of the Act: None

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

     As of July 24, 2002, 11,482,959 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $87,104,550 based on the closing sales price of such stock as quoted on the New York Stock Exchange
(NYSE), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III
     Portions of the Company's Proxy Statement to be dated August 22, 2002 and filed pursuant to Regulation 14A of the Securities and Exchange Commission in connection with its Annual Meeting of Shareholders to be held on September 24, 2002 are incorporated by reference into Items 10, 11, 12 and 13.

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


                                    PART II

5.    Market for the Registrant's Common Stock
        and Related Stockholder Matters.....................................16

6.    Selected Financial Data...............................................17

7.    Management's Discussion and Analysis of
        Financial Condition and Results of Operations.......................18

7A.   Quantitative and Qualitative Disclosures
        About Market Risk...................................................28

8.    Consolidated Financial Statements and Supplementary Data..............29

9.    Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure..............................50


                                PART III

10.   Directors and Executive Officers of the
        Registrant..........................................................50

11.   Executive Compensation................................................50

12.   Security Ownership of Certain
        Beneficial Owners and Management....................................50

13.   Certain Relationships and Related
        Transactions........................................................50


                                    PART IV

14.   Exhibits, Financial Statement Schedules
        and Reports on Form 8-K.............................................51

      Documents filed as part of this report................................51

      Exhibits..............................................................52

      Reports on Form 8-K...................................................58

      Financial Statement Schedules.........................................58

      Signatures ...........................................................59

                                 PART I

                            ITEM 1. BUSINESS

Overview

      Culp, Inc. (the Company) manufactures and markets upholstery fabrics and mattress tickings primarily for use in the furniture
(residential and commercial) and bedding industries. The Company's executive offices are located in High Point, North Carolina. The Company was organized as a North Carolina corporation in 1972 and made its initial public offering in 1983. Since 1997, the Company has been listed on the New York Stock Exchange and traded under the symbol "CFI."

      Culp is one of the largest integrated marketers of furniture upholstery fabrics and is a leading producer of mattress fabrics (known as mattress ticking). The Company's fabrics are used principally in the production of residential and commercial furniture and bedding products, including sofas, recliners, chairs, loveseats, sectionals, sofa-beds, office seating, panel systems and mattress sets. Culp markets one of the broadest product lines in its industry, with a wide range of fabric constructions, patterns, colors, textures and finishes. This breadth is made possible by Culp's extensive manufacturing capabilities that include a variety of weaving, printing and finishing operations and the ability to produce various yarns and unfinished base fabrics (known as greige goods) used in its products. Although most of the Company's competitors emphasize one particular type of fabric, Culp competes in every major category except leather. Culp's staff of over 55 designers and support personnel utilize computer aided design (CAD) systems to develop the Company's own patterns and styles. Culp's product line currently includes more than 3,000 upholstery fabric patterns and 1,000 mattress-ticking styles. Although Culp markets fabrics at most price levels, the Company has emphasized fabrics that have a broad appeal in the "good" and "better" price categories of furniture and bedding.

      Culp markets its products worldwide, with sales to customers in over 50 countries. Total net sales were $381.9 million in fiscal 2002, and the Company's international sales totaled $53.5 million during fiscal 2002. Shipments to U.S.-based customers continue to account for most of the Company's sales. International sales accounted for 14% of net sales for fiscal 2002 compared to 19% of net sales in fiscal 2001.

      Culp has eleven (11) manufacturing facilities, with a combined total of 2.1 million square feet, that are located in North Carolina
(7), South Carolina (2), Tennessee (1) and Quebec, Canada (1). The Company's distribution system is designed to offer customers fast, responsive delivery. Products are shipped directly to customers from the Company's manufacturing facilities, as well as from three regional distribution facilities strategically located in High Point, North Carolina, Los Angeles, California, and Tupelo, Mississippi, which are areas with a high concentration of furniture manufacturing.

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


                            Culp's Segments/Divisions
                            -------------------------

                                                 FISCAL 2002    PRODUCT LINES
                                                  NET SALES     (BASE CLOTH, IF
          SEGMENT             DIVISION          (in millions)   APPLICABLE)
          -------             --------          -------------   -----------
  Upholstery Fabrics   Culp Decorative Fabrics      $152.5      Woven jacquards
                                                                Woven dobbies

                       Culp Velvets/Prints          $119.1      Wet prints (flocks)(1)
                                                                Heat-transfer prints
                                                                (jacquard, flock)
                                                                Woven velvets
                                                                Tufted velvets (woven
                                                                polyester)

                       Culp Yarn                    $  5.3      Pre-dyed spun yarns
                                                                Chenille yarns

  Mattress Ticking     Culp Home Fashions           $105.0      Woven jacquards
                                                                Heat-transfer prints
                                                                (jacquard, knit, sheeting)
                                                                Pigment prints (jacquard,
                                                                knit, sheeting, non-woven)
(1) Discontinued April, 2002


      Culp Decorative Fabrics. Culp Decorative Fabrics manufactures and markets jacquard and dobby woven fabrics used primarily for residential and commercial furniture. During 2002, the Company continued a 2001 restructuring plan designed to increase efficiencies and eliminate cost. The Company consolidated the operations from the Monroe, North Carolina and West Hazleton, Pennsylvania facilities into the remaining facilities, which had resulted in the closure of these operations during fiscal 2001. Culp Decorative Fabrics' manufacturing facilities are located in Burlington and Graham, North Carolina, Pageland, South Carolina, and Chattanooga, Tennessee. Culp Decorative Fabrics has become increasingly vertically integrated, complementing its extensive weaving capabilities with the ability to extrude, dye and texturize yarn. The designs marketed by Culp Decorative Fabrics range from intricate, complicated patterns such as floral and abstract designs to patterns associated with casual living styles that are popular with motion furniture. Culp Decorative Fabrics accounts for the majority of the Company's sales to the commercial furniture market.

      Culp Velvets/Prints. Culp Velvets/Prints manufactures and markets a broad range of printed and velvet fabrics. These include heat-transfer prints on jacquard and flock base fabrics, woven velvets and tufted velvets. These fabrics typically offer manufacturers richly colored patterns and textured surfaces. Recent product development improvements in manufacturing processes have significantly enhanced the quality of printed flock fabrics for use on residential furniture and other upholstered products such as baby car seats. These fabrics are manufactured at Burlington, North Carolina and Anderson, South Carolina.

      Culp Yarn. Culp Yarn manufactures and markets a variety of pre-dyed spun yarns, including WrapSpun[TM], open-end spun and chenille yarns. Culp Yarn operates manufacturing facilities in Shelby, Cherryville, and Lincolnton, North Carolina. Most of the production of Culp Yarn is used internally by other Culp divisions. The external sales are directed to the upholstery fabric market. Culp Yarn has provided Culp more control over its supply of spun and chenille yarns and complemented the Company's increased emphasis on developing new designs.

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

Business Strategy

      The   Company's   plan  to  maintain   leadership  in  the  global
upholstery fabric and mattress ticking segments is based on a business strategy that includes three main initiatives:

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

      Design Innovation - continuing to invest in personnel and other resources for the design of upholstery fabrics and ticking with appealing patterns and textures. An integral component of the value Culp provides to customers is supplying fabrics that are fashionable and meet current consumer preferences. The Company's principal design resources are consolidated in a single facility that provides advanced CAD systems and promotes a sharing of innovative designs among the divisions.

Capital Expenditures

      Since fiscal 1996, the Company has invested $108.8 million in capital expenditures to expand its manufacturing capacity, install more efficient production equipment and vertically integrate its operations. These expenditures have included, among other things, the installation of narrow and wide-width weaving machines and additional printing equipment to support the growth in woven and printed upholstery fabrics and mattress ticking. The Company spent approximately $4.7 million in capital expenditures during fiscal 2002, primarily for modernization. This level of capital spending was below the $8.1 million in capital expenditures during fiscal 2001. Projects to modernize existing facilities encompassed several investments in looms and finishing equipment throughout the Company's operations. The Company is currently planning on capital expenditures for fiscal 2003 of approximately $8.5 million, with about one-half allocated to capacity expansion in its Culp Home Fashions division.

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

Overview of Residential Furniture Industry

      The upholstery fabric industry is highly competitive, particularly among manufacturers in similar market niches. American Furniture Manufacturers Association, a trade association, reports that manufacturers of residential furniture in the United States shipped products valued at approximately $23 billion (wholesale) during 2001. Approximately 43% of this furniture is believed to consist of upholstered products, an increase from the prior year. The upholstered furniture market has grown from $5.4 billion in 1991 to $9.8 billion in 2001 (although down from $10.9 billion in 2000).

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

      There is an established trend toward consolidation at all levels within the home furnishings industry. Furniture/Today has reported that the ten largest residential furniture manufacturers, accounted for 41% of the industry's total shipments in 2001, up from a 23% share in 1985. This trend is expected to continue, particularly because of the need to invest increasing capital to maintain modern manufacturing and distribution facilities as well as to provide the sophisticated computer-based systems and processes necessary to interface in the supply chain between retailers and suppliers. This trend toward consolidation is resulting in fewer, but larger, customers for upholstery fabric manufacturers. The Company believes that this environment favors larger upholstery fabric manufacturers capable of supplying a broad range of product choices at the volumes required by major furniture manufacturers on a timely basis.


Overview of Commercial Furniture Industry

      The commercial furniture market in the United States represents annual shipments by manufacturers valued at approximately $11.0 billion in 2001, compared to $13.3 billion in 2000. Seating and office systems, which represent the primary uses of upholstery in this industry, represented annual sales of approximately $6.5 billion. At the manufacturing level, the industry is highly concentrated. The top five manufacturers of commercial furniture account for over 80% of total industry shipments. Although demand for commercial furniture can be affected by general economic trends and has slowed in the past year, the historical pattern has been one of overall growth.

      Dealers aligned with specific furniture brands account for over half of industry shipments of commercial furniture. Some shift in the distribution of commercial furniture has occurred in recent years in conjunction with the growth in national and regional chains featuring office supplies.

Overview of Bedding Industry

      According to data compiled by the International Sleep Products Association ("ISPA"), the domestic conventional bedding market, which generated estimated wholesale revenues of $4.3 billion during calendar year 2001, includes approximately 800 manufacturers of mattress sets. The conventional bedding market accounts for approximately 90% of the domestic bedding market. Approximately 74% of the conventional bedding manufactured in the U.S. is sold to furniture stores and specialty sleep shops. Most of the remaining 26% is sold to department stores, national mass merchandisers, membership clubs and factory direct stores. Approximately 70% of conventional bedding is sold for replacement purposes and the average time lapse between mattress purchases is approximately 10 years.

Products

      As described above, the Company's products include upholstery fabrics and mattress ticking.

      UPHOLSTERY FABRICS. The Company derives the majority of its revenues from the sale of upholstery fabrics primarily to the residential and commercial (contract) furniture markets. Sales of upholstery fabrics totaled 72.5% of sales for fiscal 2002. The Company has emphasized fabrics and patterns that have broad appeal at promotional to medium prices, generally ranging from $2.25 per yard to $10.00 per yard.

      MATTRESS TICKING. The Company also manufactures mattress ticking (fabric used for covering mattresses and box springs) for sale to bedding manufacturers. Sales of mattress ticking constituted 27.5% of sales in fiscal 2002. The Company has emphasized fabrics and patterns which have broad appeal at prices generally ranging from $1.20 to $8.50 per yard.

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


                                             Culp Fabric Categories
                                              ----------------------

Upholstery Fabrics                                 Characteristics                          Principal Markets
------------------                                 ---------------                          -----------------
Wovens:
Jacquards                  Elaborate, complex designs such as florals and tapestries in     Residential furniture
                           traditional, transitional and contemporary styles.  Woven on     Commercial furniture
                           intricate looms using a wide variety of synthetic and natural yarns.

Dobbies                    Geometric designs such as plaids, stripes and solids in          Residential furniture
                           traditional and country styles.  Woven on less complicated       Commercial furniture
                           looms using a variety of weaving constructions and primarily synthetic yarns.
Prints:
Wet prints (1)             Contemporary patterns with deep, rich colors on a nylon flock    Residential furniture
                           base fabric for a very soft texture and excellent                Juvenile furniture
                           wearability.  Produced by screen printing directly onto the base fabric.

Heat-transfer prints       Sharp, intricate designs on flock or jacquard base fabrics.      Residential furniture
                           Plush feel (flocks), deep colors (jacquards) and excellent       Juvenile furniture
                           wearability.  Produced by using heat and pressure to transfer color from printed paper onto base fabric.
Velvets:
Woven velvets              Basic designs such as plaids and semi-plains in traditional      Residential furniture
                           and Contemporary styles with a plush feel.  Woven with a
                           short-cut pile using various weaving methods and synthetic yarns.

Tufted velvets             Lower cost production process of velvets in which synthetic      Residential furniture
                           yarns are punched into a base polyester fabric for texture.
                           Similar designs as woven velvets.

                           (1) Discontinued in April 2002

Mattress Ticking                                   Characteristics                          Principal Markets
----------------                                   ---------------                          -----------------
Wovens:
Jacquards                  Florals and other  intricate  designs.  Woven on complex  looms  Bedding using a wide variety of synthetic and natural yarns.
Prints:
Heat-transfer prints       Sharp,  detailed  designs.  Produced by using heat and pressure  Bedding to  transfer  color  from  printed  paper  onto  base  fabrics, including woven jacquards, knits and poly/cotton sheetings.

Pigment prints             Variety of designs  produced  economically  by screen  printing  Bedding pigments onto a variety of base fabrics,  including  jacquards, knits, poly/cotton sheeting and non-wovens.
=====================================================================================================================

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

Manufacturing

      Substantially all of the upholstery fabric and mattress ticking currently marketed by Culp is produced at the Company's eleven (11) manufacturing facilities. These plants encompass a total of
2.1 million square feet and include yarn extrusion, spinning, dyeing and texturizing equipment, narrow and wide-width jacquard looms, dobby and woven velvet looms, tufting machines, printing equipment for pigment, heat-transfer and wet printing, fabric finishing equipment and various types of surface finishing equipment (such as washing, softening and embossing).

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

      The   Company's   printing    operations   include   pigment   and
heat-transfer methods. The Company also produces its own printed heat-transfer paper, another component of vertical integration.

Product Design and Styling

      Consumer tastes and preferences related to upholstered furniture and bedding change, albeit gradually, over time. The use of new fabrics and designs remains an important consideration for manufacturers to distinguish their products at retail and to capitalize on even small changes in preferred colors, patterns and textures. Culp's success is largely dependent on the Company's ability to market fabrics with appealing designs and patterns. Culp has an extensive staff of designers and support personnel involved in the design and development of new patterns and styles. Culp uses computer aided design
(CAD) systems in the development of new fabrics, which assists the Company in providing a very flexible design program. These systems have enabled the Company's designers to experiment with new ideas and involve customers more actively in the process. The use of CAD systems also has supported the Company's emphasis on integrating manufacturing considerations into the early phase of a new design. The Company's designers are located in the Howard L. Dunn, Jr. Design Center to support the sharing of design ideas and CAD and other technologies. The design center has enhanced the Company's merchandising and marketing efforts by providing an environment in which customers can be shown new products as well as participate in product development initiatives.

      The process of developing new designs involves maintaining an awareness of broad fashion and color trends both in the United States and internationally. These concepts are blended with input from the Company's customers to develop new fabric designs and styles. These designs are introduced by Culp at major trade conferences that occur twice a year in the United States (January and July).

Distribution

      The majority of the Company's products are shipped directly from its distribution centers at or near manufacturing facilities. This "direct ship" program is primarily utilized by large manufacturers. Generally, small and medium-size residential furniture manufacturers use one of the Company's three regional distribution facilities which have been strategically positioned in areas which have a high concentration of residential furniture manufacturers - High Point, North Carolina, Los Angeles, California and Tupelo, Mississippi. The Company closely monitors demand in each distribution territory to decide which patterns and styles to hold in inventory. These products are generally available on demand by customers and are usually shipped within 48 hours of receipt of an order. Substantially all of the Company's shipments of mattress ticking are made from its manufacturing facilities in Stokesdale, North Carolina and St. Jerome, Quebec, Canada.

      In international markets, Culp sells primarily to distributors that maintain inventories of upholstery fabrics for resale to furniture manufacturers.

Sources and Availability of Raw Materials

      Raw materials account for more than half of the Company's total production costs. The Company purchases various types of synthetic and natural yarns (polypropylene, polyester, acrylic, rayon and cotton), synthetic staple fibers (acrylic, rayon, polypropylene, polyester), various types of greige goods (poly/cotton wovens and flocks, polyester wovens, poly/rayon and poly/cotton jacquard wovens, polyester knits, poly/cotton sheeting and non-wovens), polypropylene resins, rayon staple, latex adhesives, dyes and chemicals from a variety of suppliers. The Company has historically made a significant investment in becoming more vertically integrated and producing internally more of its goods such as chenille, pile and other filling yarns, polypropylene yarns, package dyed yarns and printed heat-transfer paper. As a result, a large portion of its raw materials are comprised of more basic commodities such as rayon staple, undyed yarns, polypropylene resin chips, polyester warp yarns, unprinted heat-transfer paper and polyester woven substrates. Although the Company is dependent upon one supplier for all of its acrylic staple, most of the Company's raw materials are available from more than one primary source. The prices of such materials fluctuate depending upon current supply and demand conditions and the general rate of inflation. Many of the Company's basic raw materials are petrochemical products or are produced from such products, and therefore the Company's raw material costs are likely to be sensitive to changes in petrochemical prices. Generally, the Company has not had significant difficulty in obtaining raw materials.

Competition

      Competition for the Company's products is based primarily on price, design, quality, timing of delivery and service.

      In spite of the trend toward consolidation in the upholstery fabric market, the Company competes against a large number of producers, ranging from a few large manufacturers comparable in size to the Company to small producers and converters of fabrics. The Company believes its principal domestic upholstery fabric competitors are Joan Fabrics Corporation (including its Mastercraft division), Microfibres, Inc., and Quaker Fabric Corporation.

      Overseas producers have not historically been a source of significant competition for the Company, but recent trends have shown increased competition in U.S. markets by foreign producers of upholstery fabric, furniture components and finished upholstery furniture, as well as increased sales in the U.S. of leather furniture produced overseas (which competes with upholstered furniture for market share). Foreign manufacturers often are able to produce upholstery fabric and other components of furniture with significantly lower raw material and production costs than those of the Company and other U.S.-based manufacturers. The Company competes with lower cost foreign goods on a basis of design, quality, and reliability and speed of delivery.

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

Technology

      Culp views the proper use of technology as an integral part of an effective and responsive business. The Company continues to evaluate and employ technology that will help to achieve higher levels of service to customers and bring operating efficiencies to the manufacturing process. Some key initiatives include:

- Use of the Internet has continued to be an important component of the Company's work. CulpLink provides real-time information for the Company's customers including order status, shipping and invoice documentation, sales history, and inventory availability. Additionally, CulpLink has been expanded to satisfy some key business to business strategies with the Company's customers.

- Culp has continued to invest in technology to aid the design process. CAD, digital printing, digital imaging, and electronic interfaces to the production equipment have allowed significant savings in terms of speed and ease of development.

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

- The Company's Intranet initiative, named CulpNet, was deployed to improve efficiency within the company and reduce paper. Forms, charts, and other internal reporting have been converted to CulpNet to achieve cost savings and improve communications.

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

      The Company provides for environmental matters based on information presently available. Based on this information and the Company's established reserves, the Company does not believe that environmental matters will have a material adverse effect on either the Company's financial condition or results of operations. However, there can be no assurance that the costs associated with environmental matters will not increase in the future.

Employees

      As of April 28, 2002, the Company had approximately 3,000 employees, compared to approximately 3,100 at the end of fiscal 2001. All of the hourly employees at the Rayonese facility in Canada (approximately 7% of the Company's workforce) are represented by a local, unaffiliated union. The collective bargaining agreement with respect to the Rayonese hourly employees was renewed in 2002. The Company is not aware of any efforts to organize any more of its employees and believes its relations with its employees are good.

Customers and Sales

      Culp's size, broad product line, diverse manufacturing base and effective distribution system enable it to market products to over 2,000 customers. Major customers are leading manufacturers of upholstered furniture, including Bassett, Furniture Brands International (Broyhill, Thomasville, and Lane /Action), Berkline, Benchcraft, Flexsteel and La-Z-Boy (La-Z-Boy Residential, Bauhaus, England, Clayton Marcus, and Barclay). Representative customers for the Company's fabrics for commercial furniture include Herman Miller, HON Industries and Steelcase. In the mattress ticking area, Culp's customer base includes the leading bedding manufacturers: Sealy, Serta (National Bedding and Sleepmaster), Simmons and Spring Air (various licensees). Culp's customers also include many small and medium-size furniture and bedding manufacturers. In international markets, Culp sells upholstery fabrics primarily to distributors that maintain inventories for resale to furniture manufacturers.

      The following table sets forth the Company's net sales by geographic area by amount and percentage of total net sales for the three most recent fiscal years.


                         Net Sales by Geographic Area
                          ----------------------------
                             (dollars in thousands)

                            Fiscal 2002         Fiscal 2001            Fiscal 2000
                            -----------         -----------            -----------
United States           $328,377     86.0%    $331,986    81.0%    $376,975     77.2%
Canada / Mexico           32,033      8.4       34,049     8.3       36,032      7.4

Europe                     2,291      0.6        6,262     1.5       16,351      3.4
Middle East                6,226      1.6       17,831     4.4       32,929      6.7
Australia / New           10,703      2.8       15,497     3.8       19,102      3.9
Zealand and Asia

All other areas            2,248      0.6        4,185     1.0        6,690      1.4
                           -----      ---        -----     ---        -----      ---

Subtotal (International)  53,501     14.0       77,824    19.0      111,104     22.8
                          ------     ----       ------    ----      -------     ----

Total                   $381,878    100.0%    $409,810   100.0%    $488,079    100.0%
                        =========  =======   ========== =======   ==========  =======


Backlog

      Because a large portion of the Company's upholstery fabric customers have an opportunity to cancel orders, it is difficult to predict the amount of the backlog that is "firm." Many customers may cancel orders before goods are placed into production, and some may cancel at a later time. In addition, the Company markets a significant portion of its sales through its regional warehouse system from in-stock order positions. Moreover, the company has initiated certain just-in-time delivery programs for certain key customers. On April 28, 2002, the portion of the upholstery fabric backlog with confirmed shipping dates prior to June 2, 2002 was $24.1 million.

The backlog for mattress ticking is not a reliable predictor of future shipments because the majority of sales are on a just-in-time basis.

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

                                                                         Approx.
                                                                        Total Area    Expiration
Location                                Principal Use                   (Sq. Ft.)     of  Lease(2)
--------                                -------------                   ---------     -----------
- Headquarters and Distribution
   Centers:
   High Point, North Carolina (1)    Corporate headquarters              40,000          2015
   Burlington, North Carolina (1)    Design Center                       30,000         Owned
   Los Angeles, California (1)       Regional distribution               33,000          2007

- Upholstery Fabrics:
    Graham, North Carolina (1)       Manufacturing                      341,000         Owned
    Burlington, North Carolina       Manufacturing and distribution     302,000         Owned
    Pageland, South Carolina         Manufacturing                       96,000         Owned
    Burlington, North Carolina       Distribution and Yarn Warehouse    112,500         Owned
    Chattanooga, Tennessee           Manufacturing and distribution     290,000          2018
    Burlington, North Carolina       Manufacturing and distribution     275,000          2021
    Anderson, South Carolina         Manufacturing                       99,000         Owned
    High Point, North Carolina       Regional distribution               65,000          2008
    Tupelo, Mississippi              Regional distribution               57,000          2018
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


                      ITEM 4.  SUBMISSION OF MATTERS TO A
                           VOTE OF SECURITY HOLDERS

            There were no matters submitted to a vote of shareholders during the fourth quarter ended April 28, 2002.

                                    PART II

                 ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON
                     STOCK AND RELATED STOCKHOLDER MATTERS

      Registrar and Transfer Agent
      EquiServe Trust Company, N.A.
      c/o EquiServe
      Post Office Box 43012
      Providence, Rhode Island 02940-3012
      (800) 633-4236
      www.equiserve.com

      Stock Listing
      Culp, Inc. common stock is traded on the New York Stock Exchange under the symbol CFI. As of April 28, 2002, Culp, Inc. had approximately 3,100 shareholders based on the number of holders of record and an estimate of individual participants represented by security position listings.

      Analyst Coverage
      These analysts cover Culp, Inc.:

      BB&T Capital Markets - Joel Havard
      C.L. King & Associates - Tom Lewis
      Morgan Keegan - Laura Champine, CFA
      Raymond, James & Associates - Budd Bugatch, CFA
      Wachovia Securities, Inc. - John Baugh, CFA

      See Item 6, Selected Financial Data, for market and dividend information regarding the Company's common stock.

ITEM 6 - SELECTED ANNUAL FINANCIAL DATA

                                                                                                              percentfive-year
                                                                                                               change   growth
                                                  fiscal       fiscal      fiscal      fiscal       fiscal   2002/2001     rate
(amounts in thousands, except per share amounts)    2002         2001        2000       1999         1998          (5)      (5)
--------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
   net sales                                  $  381,878       409,810     488,079     483,084      476,715      (6.8)%   (0.9)%
   cost of sales                                 319,021       353,823     403,414     406,976      393,154      (9.8)    (0.5)
--------------------------------------------------------------------------------------------------------------------------------
     gross profit                                 62,857        55,987      84,665      76,108       83,561      12.3     (2.8)
   S G & A expenses                               48,059        50,366      59,935      59,968       52,987      (4.6)     1.3
   restructuring expense                          10,368         5,625           0           0            0      84.3      N.M.
--------------------------------------------------------------------------------------------------------------------------------
     income (loss) from operations                 4,430            (4)     24,730      16,140       30,574       N.M    (30.6)
   interest expense                                7,907         9,114       9,521       9,615        7,117     (13.2)    11.1
   interest income                                  (176)          (46)        (51)       (195)        (304)    282.6     (8.9)
   other expense                                   2,839         3,336       1,566       1,864        1,358     (14.9)    13.3
--------------------------------------------------------------------------------------------------------------------------------
     income (loss) before income taxes            (6,140)      (12,408)     13,694       4,856       22,403      50.5      N.M
   income taxes                                   (2,700)       (4,097)      4,314       1,206        6,336      34.1      N.M
--------------------------------------------------------------------------------------------------------------------------------
     net income (loss)                            (3,440)       (8,311)      9,380       3,650       16,067      58.6      N.M
--------------------------------------------------------------------------------------------------------------------------------
   EBITDA (3)                                 $   32,976        26,440      44,472      34,645       45,645      24.7     (3.5)
   depreciation                                   17,274        19,391      19,462      18,549       14,808     (10.9)     6.4
   cash dividends                                      0         1,177       1,611       1,788        1,786    (100.0)  (100.0)
--------------------------------------------------------------------------------------------------------------------------------
   weighted average shares outstanding            11,230        11,210      11,580      12,909       12,744       0.2     (0.7)
   weighted average shares outstanding,
     assuming dilution                            11,230        11,210      11,681      13,064       13,042       0.2     (1.2)
--------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
   net income (loss)- basic                   $    (0.31)        (0.74)       0.81        0.28         1.26      58.1      N.M
   net income (loss)- diluted                      (0.31)        (0.74)       0.80        0.28         1.23      58.1      N.M
   cash dividends                                    0.0         0.105        0.14        0.14         0.14     100.0   (100.0)
   book value                                      10.52         10.85       11.57       10.63        10.15      (3.0)     3.7
--------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
   operating working capital (6)              $   76,938        90,475     112,407     111,886      115,153     (15.0)%    2.0%
   property, plant and equipment, net             89,772       112,322     126,407     123,310      128,805     (20.1)    (0.3)
   total assets                                  287,713       289,580     343,980     331,714      355,369      (0.6)     3.4
   capital expenditures                            4,729         8,050      22,559      10,689       35,879     (41.3)   (29.4)
   long-term debt                                107,001       109,168     135,808     140,312      152,312      (2.0)     6.9
   funded debt (1)                               108,484       111,656     137,486     138,650      151,616      (2.8)    10.6
   shareholders' equity                          119,065       121,802     129,640     128,428      132,073      (2.2)     1.5
   capital employed (4)                          227,549       233,458     267,126     267,078      283,689      (2.5)     5.2
--------------------------------------------------------------------------------------------------------------------------------
RATIOS & OTHER DATA
   gross profit margin                             16.5%         13.7%       17.3%       15.8%        17.5%
   operating income (loss) margin                   1.2          (0.0)        5.1         3.3           6.4
   net income (loss) margin                        (0.9)         (2.0)        1.9         0.8           3.4
   EBITDA margin (3)                                8.6           6.5         9.1         7.2           9.6
   effective income tax rate                       44.0          33.0        31.5        24.8          28.3
   funded debt-to-total capital ratio (1)          47.7          47.8        51.5        51.9          53.4
   return on average total capital                  3.8          (0.9)        6.0         3.6           8.6
   return on average equity                         3.3          (6.6)        7.3         2.8          13.5
   operating working capital turnover (6)           4.5           4.0         4.4         4.3           4.7
   days sales in receivables                         41            50          49          49            49
   inventory turnover                               5.4           5.1         5.4         5.6           5.8
-----------------------------------------------------------------------------------------------------------
STOCK DATA
   stock price
     high                                    $    10.74          7.25       11.06       19.13         22.19
     low                                           2.12          1.63        5.00        5.13         16.50
     close                                         9.30          4.95        5.81        8.25         18.88
   P/E ratio (2)
     high (5)                                       N.M          N.M.        13.7        67.6          17.6
     low (5)                                        N.M          N.M.         6.2        18.1          13.1
   daily average trading volume (shares)           24.9          16.2        15.8        30.4          16.0
-----------------------------------------------------------------------------------------------------------
(1)   Funded debt includes long- and short-term debt, less restricted investments.
(2)   P/E ratios based on trailing 12-month net income (loss) per share.
(3)   EBITDA represents earnings before interest, income taxes, depreciation, amortization, all restructuring and related charges and certain non-cash charges, as defined by the company's credit agreement.
(4)   Capital employed includes funded debt and shareholders' equity.
(5)   N.M - Not meaningful
(6)   Operating working capital for this calculation is accounts receivable, inventories and accounts payable.

ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto.

Overview
      Culp is one of the largest integrated marketers of upholstery fabrics for furniture and is one of the leading global producers of mattress fabrics (ticking). The company's fabrics are used primarily in the production of residential and commercial upholstered furniture and bedding products, including sofas, recliners, chairs, love seats, sectionals, sofa-beds, office seating and mattress sets. Although Culp markets fabrics at most price levels, the company emphasizes fabrics that have broad appeal in the promotional and popular-priced categories of furniture and bedding.

      The company's operating segments are upholstery fabrics and mattress ticking, with related divisions organized within those segments. In upholstery fabrics, Culp Decorative Fabrics markets jacquard and dobby woven fabrics for residential and commercial furniture. Culp Velvets/Prints markets printed and velvet fabrics used primarily for residential and juvenile furniture. Culp Yarn manufactures specialty filling yarns that are primarily used by Culp divisions. In mattress ticking, Culp Home Fashions markets a broad array of fabrics used by bedding manufacturers.

Results of Operations
      The   following   table  sets  forth  certain  items  in  the  company's
consolidated statements of income (loss) as a percentage of net sales.

                                        2002     2001     2000
                                       ------   ------   ------
Net sales                               100.0%   100.0%   100.0%
Cost of sales                            83.5     86.3     82.7
                                       ------   ------   ------
     Gross profit                        16.5     13.7     17.3
Selling, general and administrative
  expenses                               12.6     12.3     12.3
Restructuring expense                     2.7      1.4        -
                                       ------   ------   ------
     Income (loss) from operations        1.2        -      5.1
Interest expense, net                     2.1      2.2      2.0
Other expense                             0.7      0.8      0.3
                                       ------   ------   ------
     Income (loss) before income taxes   (1.6)    (3.0)     2.8
     Income taxes *                      44.0     33.0     31.5
     Net income (loss)                   (0.9)%   (2.0)%    1.9%
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


(dollars in thousands)                    Amounts                Percent change
-------------------------------------------------------------------------------
                                                                2001-     2000-
segment/division             2002       2001        2000        2002      2001
-------------------------------------------------------------------------------
Upholstery Fabrics:
  Culp Decorative Fabrics   $152,505   $170,326   $213,197    (10.5)%   (20.1)%
  Culp Velvets/Prints        119,119    122,105    151,543     (2.4)    (19.4)
  Culp Yarn                    5,306     12,581     17,570    (57.8)    (28.4)
                            ------------------------------    ----------------
                             276,930    305,012    382,310     (9.2)    (20.2)
Mattress Ticking:
  Culp Home Fashions         104,948    104,798    105,769      0.1      (0.9)
                            ------------------------------    ----------------
                            $381,878   $409,810   $488,079     (6.8)%   (16.0)%
                            ------------------------------    ----------------
Restructuring Actions


      Exit of Wet Printed Flock Product Line. During March 2002, the company announced that it was evaluating strategic alternatives for the capital invested in its wet printed flock upholstery fabrics product line. Management took this action because of the significant decline in sales and profitability of wet printed flocks in recent years, a decline related principally to the strength of the U.S. dollar relative to foreign currencies as well as a shift in consumer preferences to other styles of upholstery fabrics. In April 2002 management approved a plan to exit the wet printed flock upholstery fabric business and has been actively seeking to sell the assets related to this product line. The exit plan involved closing a printing facility and flocking operation within the Culp Velvets/Prints division, a reduction in related selling and administrative expenses, and termination of 25 employees. The company also recognized certain inventory write-downs related to this product line. The total charge from the exit plan and inventory write-down was $9.7 million, of which approximately $8.2 million represented non-cash items consisting of a $7.6 million write-down of property, plant and equipment to its estimated net realizable value of $2.3 million and a $619,000 write-down of inventory. The company recorded the total charge in the fourth quarter of fiscal 2002. Of this total, $9.1 million was recorded in the line item "restructuring expense" and $619,000, related to the inventory write-downs, was recorded in "cost of sales." The company estimates the annual after-tax carrying costs to maintain the facilities until the assets are sold will be approximately $200,000, or $0.02 per share. During the fiscal year ended April 28, 2002, sales of wet printed flocks contributed $17.1 million, or 4.5%, of the company's total sales and resulted in an operating loss of $2.1 million. The company estimates that the net loss from these operations on an after-tax basis was approximately $0.12 per share.

              Other  Restructuring  Actions.  During fiscal 2001and continuing into fiscal 2002, the company undertook a restructuring plan in its upholstery fabric segment intended to lower operating expenses, increase manufacturing utilization, raise productivity and position the company to operate profitably on a 20% lower level of sales. The plan involved (1) the consolidation of certain fabric manufacturing capacity within the Culp Decorative Fabrics (CDF) division, (2) closing one of the company's four yarn manufacturing plants within Culp Yarn, (3) an extensive reduction in selling, general and administrative expenses including the termination of 110 employees and (4) a comprehensive stock keeping unit (SKU) reduction initiative related to finished goods and raw materials in CDF. Additionally, the plan included consolidation of the CDF design operation into the company's Design Center and the implementation of a common set of raw material components for CDF. The company also recognized certain inventory write-downs related to the closed facilities as part of this initiative. While the physical relocation and movement of machinery and equipment involved in the restructuring was completed by the end of the second quarter of 2002 and the related fixed manufacturing cost savings achieved, the company still has much improvement to make to reach targeted productivity and variance levels in the CDF division. The total charge from the restructuring, cost reduction and inventory write-down initiatives was $9.9 million, about $3.6 million of which represented non-cash items. The company recognized $7.4 million of restructuring and related charges during fiscal 2001, and $2.5 million in fiscal 2002. Restructuring and related charges for fiscal 2002 were recorded as $1.3 million in the line item "restructuring expense" and $1.2 million in "cost of sales." The costs reflected in "cost of sales" are principally related to the relocation of manufacturing equipment. Due to the restructuring plan, the company has now realized annualized reductions of at least $14 million in fixed manufacturing costs and SG&A expenses. Management believes the company now has a sound footprint of efficient, world-class facilities utilizing state-of-the-art equipment that position Culp to meet the demands by manufacturers for shorter lead times, reliable delivery schedules and appealing designs.

2002 Compared with 2001

      Net Sales. The company's net sales for 2002 decreased by $27.9 million, or 6.8%, compared with 2001. The company's sales of upholstery fabrics decreased 9.2% to $276.9 million. For fiscal year 2002, domestic upholstery fabric sales decreased by 3.3%, or $8.1 million, to $236.6 million. The decrease related primarily to a decline in sales to the external yarn market ($7.3 million), where the company exited certain businesses, and to a decline in sales to the commercial furniture market ($4.5 million). The company believes that it is improving its market share in the U.S. residential furniture market because of well-received fabric placements in the Culp Decorative Fabrics and Culp Velvets/Prints divisions. International sales of upholstery fabric for fiscal 2002 were $40.3 million, down 33.2% from $60.4 million in fiscal 2001.

     Compared with fiscal 2001, mattress ticking sales increased .1% to $104.9 million for fiscal 2002. Sales to U.S. bedding manufacturing increased 5.0% to $91.7 million for fiscal 2002. The company believes that it is gaining market share in the U.S. bedding market as well. International ticking sales for fiscal 2002 were $13.2 million, down 24.5% from $17.5 million in fiscal 2001.

      Gross  Profit  and  Cost  of  Sales.  For  fiscal  2002,  gross  profit, excluding restructuring and related charges, increased 11.9% compared with fiscal 2001, and increased as a percentage of net sales to 16.9% from 14.1%. This improvement reflected strong gross profit dollar and margin growth in the Culp Home Fashions, Culp Velvets/Prints and Culp Yarn divisions. Offsetting these gains somewhat was a decrease in gross profit dollars and margin in Culp Decorative Fabrics, which occurred in the first half of fiscal 2002. The company is optimistic, however, that gross profit margins in CDF can be improved significantly over the next one to two years. In order to achieve this margin improvement, management expects the key drivers will be
(1) increasing the profitability of the current sales mix; (2) improving manufacturing performance, in terms of productivity and inventory obsolescence; and (3) a modest sales growth.

      Selling, General and Administrative Expenses (SG&A). SG&A expenses were $48.1 million for fiscal 2002 and decreased $2.3 million, or 4.6%, from fiscal 2001. The significant factors affecting the year to year comparisons were bad debt expense of $4.2 million in fiscal 2002 versus $309,000 in fiscal 2001 and incentive compensation expense of $1.8 million in fiscal 2002 versus $0.0 in fiscal 2001. Without considering these factors in both years, SG&A expenses were $42.1 million, or 11.1% of net sales, for fiscal 2002, compared with $50.0 million, or 12.2% of net sales, for fiscal 2001. This reflects a 15.8% decrease and primarily resulted from the company's decision to reduce SG&A expenses significantly as part of the 2001 restructuring plan.

      Interest Expense. Interest expense for fiscal 2002 declined from $9.1 million to $7.9 million due to lower average borrowings outstanding and lower average interest rates over the course of the fiscal year. Interest income increased due to the significant build up in cash and cash investments during the year, particularly in the fourth quarter.

      Other Expense. Other expense for fiscal 2002 totaled $2.8 million compared with $3.3 million in the prior year. Goodwill amortization of $1.4 million, or $0.07 per share, is included in Other Expense in fiscal 2002 and fiscal 2001. With the adoption of SFAS No. 142 in the first quarter of fiscal 2003, the company will no longer record goodwill amortization.

      Income Taxes. The effective tax rate for fiscal 2002 was 44.0% compared with 33.0% for the year-earlier period. The higher rate resulted from increased tax benefits in 2002 related to he company's loss in the U.S., including restructuring and related charges, and to a lower proportion of earnings from the company's Canadian subsidiary, as well as the recognition in 2001 of gain from terminated life insurance contracts. The income tax rate for fiscal 2002 on income before restructuring and related charges was 34.0%.

      Net Income (Loss) Per Share. Diluted net loss per share for 2002 totaled $0.31 compared with net loss for 2001 of $0.74. Excluding restructuring and related charges, diluted net income per share for 2002 totaled $0.35 compared with a net loss for 2001 of $0.30.

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

      Gross Profit and Cost of Sales. Gross profit declined 33.9% for fiscal 2001 and decreased as a percentage of net sales from 17.3% to 13.7%. The decline was due principally to lower sales volume that led to unfavorable cost variances in the company's upholstery fabrics operation. As discussed above, the company has taken steps to lower expenses by consolidating certain operations and reducing personnel.

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

      Income Taxes. The effective tax rate for 2001 was 33.0% compared with 31.5% in the prior year. The lower rates for 2001 and 2000 as compared with the federal statutory rate of 35% were due principally to tax benefits related to the company's international sales and to a higher proportion of earnings from the company's Canadian subsidiary that is taxed at a lower effective rate.

      Net Income (Loss) Per Share. Diluted net loss per share for 2001 totaled $0.74 compared with net income for 2000 of $0.80.

Liquidity and Capital Resources

      Liquidity. Cash and cash investments as of April 28, 2002 increased to $32.0 million from $1.2 million at the end of fiscal 2001. This significant increase in cash reflects cash flow from operations of $42.2 million for fiscal 2002, which exceeded capital expenditures of $4.7 million, debt repayment of $3.2 million, and reduction of accounts payable for capital expenditures of $4.0 million.

      Financing Arrangements.

      During February 2002, the company amended its $75 million term loan with its lenders to revise certain financial covenants so that a goodwill impairment charge, under the new Statement of Financial Accounting Standards No. 142, if any, would not inadvertently cause a loan covenant violation due only to changes in financial accounting standards. In exchange for these covenant changes, the company agreed to increase the interest rate paid on the term loan by 100 basis points. Therefore, the significant goodwill impairment charge of $23 to $27 million (on an after tax basis) expected to be recorded in the first quarter of fiscal 2003 will not cause any violation of its loan covenants.

      The company has reduced funded debt by $3.2 million or 2.9% from the end of the last fiscal year. Funded debt equals long-term debt plus current maturities. Funded debt was $108.5 million at April 28, 2002, compared with $111.7 million at the end of fiscal 2001. The company's funded debt-to-capital ratio was 47.7% at April 28, 2002, its lowest level since July 1997.

        During fiscal 2001, the company amended its credit facility to include terms that restricted the payment of cash dividends and share repurchases, limited capital expenditures, increased the interest rate on its revolving credit facility and increased the letter of credit fees on its industrial revenue bonds (IRBs). This amended credit facility provided for a revolving loan commitment of $10 million, and expires on August 22, 2002. The company had no outstanding borrowings under the facility at the end of fiscal 2002. The company was in compliance with all covenants contained in its loan agreements as of April 28, 2002.

      The company has received a loan commitment from its principal bank lender that provides, among other things, for (1) a two year credit facility starting at $36.1 million and reducing to $27 million as certain IRB repayments are made, (2) release of the collateral securing the facility, (3) lower interest rates based upon a pricing matrix, and (4) improved financial covenants. In exchange for these provisions, the company would agree, among other things, to repay approximately $20 million of its IRB debt by October 2002, and pay a credit facility fee. The company expects to close this new credit facility during the second quarter of fiscal 2003.

      The company paid off $10.9 million of IRB debt in July 2002 and expects to pay another $8.0 million in September 2002.

      The company enters into foreign exchange forward and option contracts to hedge against currency fluctuations with respect to firm commitments and anticipated transactions to purchase certain machinery, equipment and raw materials.

      Commitments

The following table summarizes the company's contractual payment obligations and commitments (in thousands):

                       2003    2004    2005     2006    2007  Thereafter  Total
                       ----    ----    ----     ----    ----  ----------  -----
  Capital expenditure
  commitments         $1,710   $  -    $  -     $  -    $  -    $    -  $ 1,710
  Accounts  payable -
  capital expenditures   951    429                                       1,380
  Operating leases     5,023  3,898   2,856    1,885   1,264     1,167   16,093
  Funded debt          1,483    463     463   11,463  11,000    83,612  108,484
  ------------------------------------------------------------------------------
  Total               $9,167 $4,790  $3,319  $13,348 $12,264   $84,779 $127,667
  ------------------------------------------------------------------------------
   Note: Payment Obligations by Fiscal Year Ending April

      Capital Expenditures. The company maintains an ongoing program of capital expenditures designed to increase capacity as needed, enhance manufacturing efficiencies through modernization and increase the company's vertical integration. Capital expenditures, primarily for modernization, totaled $4.7 million for 2002 compared with $8.1 million for 2001. The company anticipates capital spending of approximately $8.5 million in 2003.

      The company's principal sources of liquidity are (1) cash and cash investments, (2) cash flows from operations and (3) funds available under its credit facilities. The company believes these sources will be sufficient for the foreseeable future to meet its needs for normal working capital and capital spending as permitted under the terms of the company's loan agreements.

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


Critical Accounting Policies and Recent Accounting Developments

      Accounting principles generally accepted in the United States of America require the company to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain, and as a result actual results could differ from those estimates. Due to the estimation processes involved, management considers the following summarized accounting policies and their application to be critical to understanding the company's business operations, financial condition and results of operations.

Accounts Receivable - Allowance for Doubtful Accounts

      Substantially all the company's accounts receivable are due primarily from residential furniture manufacturers and bedding manufacturers. Ownership of these manufacturers is increasingly concentrated and in certain cases they have a high degree of leverage and substantial debt load. As of April 28, 2002, accounts receivable from residential and contract furniture manufacturers totaled approximately $33.3 million and from bedding manufacturers approximately $13.6 million. Approximately $10.3 million of the company's total accounts receivable was due from international customers. Additionally, as of April 28, 2002, the aggregate accounts receivable balance of the company's ten largest customers was $17.6 million, or 39% of trade accounts receivable.

      During fiscal 2001 and 2002, there has been significant change in the home furnishings industry, including the bankruptcy of several of the largest home furnishings retail chains. This in turn has affected the furniture and bedding manufacturers who are the company's primary customers. As a result, Culp has experienced substantially higher credit losses in fiscal 2002. Bad debt expense for fiscal 2002 totaled $4.2 million compared to $309,000 in the year-earlier period.

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

Inventory  Valuation

      The company operates as a make-to-order and make-to-stock business. In addition, the company stocks its most popular fabrics in its regional distribution facilities. Although management closely monitors demand in each product area to decide which patterns and styles to hold in inventory, the gradual, yet constant shifts in consumer preferences expose the company to write-downs of inventory.

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

      The company's assessment at April 28, 2002 and April 29, 2001 indicated that net undiscounted future operating cash flows of the company's businesses were sufficient to recover the carrying amount of the long-lived assets under SFAS No. 121.

      In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, and also resolves implementation issues related to SFAS No. 121. The company is required to adopt the provisions of this statement for fiscal 2003. Adoption of SFAS No. 144 is not expected to have significant impact on the company's financial position, results of operations or cash flows.

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

      The company's goodwill at April 28, 2002 totaled $47.1 million and related to the following divisions: Culp Decorative Fabrics- $42.3 million, Culp Yarn - $0.7 million and Culp Home Fashions - $4.1 million. The company's assessment at April 28, 2002 and April 29, 2001 indicated that undiscounted future operating cash flows of these businesses were sufficient to recover the carrying amounts of goodwill.

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective as of the company's 2003 fiscal year that started April 29, 2002. SFAS No. 142 represents a substantial change in how goodwill is accounted for. SFAS No. 142 requires that goodwill no longer be amortized and that goodwill be tested for impairment by comparing the reporting unit's carrying value to fair value as of April 29, 2002. If any impairment is indicated, it must be measured and recorded before the end of fiscal 2003. SFAS No. 142 requires that any goodwill impairment loss recognized as a result of initial application be reported as of the first quarter of fiscal 2003 as a change in accounting principle, and that the income per share effects of the accounting change be separately disclosed.

       In  response  to  this  requirement,   management  engaged  a  business
valuation specialist to assist the company in the determination of the fair market value of Culp Decorative Fabrics because of the significance of the goodwill associated with the division and due to its recent operating performance for fiscal 2001 and 2002, which had been significantly below its historical level of profitability. As a result of the adoption of SFAS No. 142, the Company expects to record a special (non-cash) goodwill impairment charge in the range of $23 million to $27 million (on an after tax basis) related to the goodwill associated with its Culp Decorative Fabrics division.

      Goodwill amortization of $1.4 million was reflected for the fiscal years ending April 28, 2002, April 29, 2001 and April 30, 2000. As of April 29, 2002, goodwill will no longer be amortized.


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

              ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

            The Company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The Company's market risk sensitive instruments are not entered into for trading purposes. The Company has not experienced any significant changes in market risk since April 28, 2002.

            The Company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin under the Company's revolving credit agreement and variable rate debt in connection with industrial revenue bonds. The annual impact on the Company's results of operations of a 100 basis point interest rate change on the April 28, 2002 outstanding balance of the variable rate debt would be approximately $306,000.

            The  Company's   exposure  to  fluctuations  in  foreign  currency
exchange  rates is due primarily to a foreign  subsidiary  domiciled in Canada
and  firmly  committed  and  anticipated   purchases  of  certain   machinery,
equipment and raw materials in foreign currencies. The Company's Canadian subsidiary uses the United States dollar as its functional currency. The Company generally does not use financial derivative instruments to hedge
foreign   currency   exchange   rate  risks   associated   with  the  Canadian
subsidiary. However, the Company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency
fluctuations  on  firmly  committed  and  anticipated   purchases  of  certain
machinery, equipment and raw materials. The amount of Canadian-denominated sales and manufacturing costs are not material to the Company's consolidated results of operations; therefore, a 10% change in the exchange rate at April 28, 2002 would not have a significant impact on the Company's results of operations or financial position. Additionally, as the Company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

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

      KPMG LLP, the Company's independent auditors, conducts an audit in accordance with auditing standards generally accepted in the United States of America and provides an opinion on the financial statements prepared by management. Their report for 2002 is presented on the following page.

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



         Robert G. Culp, III                       Franklin N. Saxon
         Chairman and Chief Executive Officer      Executive Vice President and
         May 31, 2002                              Chief Financial Officer
                                                   May 31, 2002

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders of Culp, Inc.:

We have audited the accompanying consolidated balance sheets of Culp, Inc. and subsidiary as of April 28, 2002 and April 29, 2001, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended April 28, 2002. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Culp, Inc. and subsidiary as of April 28, 2002 and April 29, 2001, and the results of their operations and their cash flows for each of the years in the three-year ended April 28, 2002, in conformity with accounting principles generally accepted in the United States of America.



KPMG LLP
Greensboro, NC
May 31, 2002

CONSOLIDATED BALANCE SHEETS

April 28, 2002 and April 29, 2001 (dollars in thousands, except share data)    2002         2001
-------------------------------------------------------------------------------------------------
ASSETS
    current assets:
        cash and cash investments                                          $  31,993        1,207
        accounts receivable                                                   43,366       57,849
        inventories                                                           57,899       59,997
        other current assets                                                  13,413        7,856
-------------------------------------------------------------------------------------------------
           total current assets                                              146,671      126,909

    property, plant and equipment, net                                        89,772      112,322
    goodwill                                                                  47,083       48,478
    other assets                                                               4,187        1,871
-------------------------------------------------------------------------------------------------
           total assets                                                    $ 287,713      289,580
=================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
    current liabilities:
        current maturities of long-term debt                               $   1,483        2,488
        accounts payable                                                      24,327       27,371
        accrued expenses                                                      18,905       17,153
        income taxes payable                                                       0        1,268
-------------------------------------------------------------------------------------------------
           total current liabilities                                          44,715       48,280

    long-term debt                                                           107,001      109,168
    deferred income taxes                                                     16,932       10,330
-------------------------------------------------------------------------------------------------
           total liabilities                                                 168,648      167,778
=================================================================================================

    commitments and contingencies (note 11)
    shareholders' equity:
        preferred stock, $.05 par value, authorized 10,000,000
           shares                                                                  0            0
        common stock, $.05 par value, authorized 40,000,000
           shares, issued and outstanding 11,319,584 at
           April 28, 2002 and 11,221,158 at April 29, 2001                       566          561
        capital contributed in excess of par value                            37,606       36,915
        retained earnings                                                     80,886       84,326
        accumulated other comprehensive income                                     7            0
-------------------------------------------------------------------------------------------------
           total shareholders' equity                                        119,065      121,802
-------------------------------------------------------------------------------------------------
           total liabilities and shareholders' equity                      $ 287,713      289,580
-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the years ended April 28, 2002, April 29, 2001,
and April 30, 2000 (dollars in thousands, except per share data)   2002           2001          2000
-----------------------------------------------------------------------------------------------------
net sales                                                    $   381,878        409,810       488,079
cost of sales                                                    319,021        353,823       403,414
-----------------------------------------------------------------------------------------------------
    gross profit                                                  62,857         55,987        84,665
selling, general and administrative expenses                      48,059         50,366        59,935
restructuring expense                                             10,368          5,625             0
-----------------------------------------------------------------------------------------------------
    income (loss) from operations                                  4,430             (4)       24,730
interest expense                                                   7,907          9,114         9,521
interest income                                                     (176)           (46)          (51)
other expense                                                      2,839          3,336         1,566
-----------------------------------------------------------------------------------------------------
    income (loss) before income taxes                             (6,140)       (12,408)       13,694
income taxes                                                      (2,700)        (4,097)        4,314
-----------------------------------------------------------------------------------------------------
    net income (loss)                                        $    (3,440)        (8,311)        9,380
=====================================================================================================
net income (loss) per share:
       basic                                                  $    (0.31)         (0.74)         0.81
-----------------------------------------------------------------------------------------------------
       diluted                                                $    (0.31)         (0.74)         0.80
=====================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                      capital              accumulated
For the years ended April 28, 2002            common    common    contributed                    other           total
April 29, 2001 and April 30, 2000              stock     stock   in excess of  retained  comprehensive   shareholders'
(dollars in thousands, except share data)     shares    amount      par value  earnings         income          equity
----------------------------------------------------------------------------------------------------------------------
balance, May 2, 1999                       12,079,171   $  604        37,966     89,858                       128,428
    cash dividends ($0.14 per share)                                             (1,611)                       (1,611)
    net income                                                                    9,380                         9,380
    common stock issued in connection
        with stock option plans                13,813        1            78                                       79
    common stock purchased                   (884,264)     (45)       (2,778)    (3,813)                       (6,636)
----------------------------------------------------------------------------------------------------------------------
balance, April 30, 2000                    11,208,720      560        35,266     93,814                       129,640
    cash dividends ($0.105 per share)                                            (1,177)                       (1,177)
    net loss                                                                     (8,311)                       (8,311)
    common stock issued in connection
        with stock option plans                12,438        1         1,649                                    1,650
----------------------------------------------------------------------------------------------------------------------
balance, April 29, 2001                    11,221,158      561        36,915     84,326                       121,802
    net loss                                                                     (3,440)                       (3,440)
    net gain on cash flow hedges                                                                     7              7
    common stock issued in connection
        with stock option plans                98,426        5           691                                      696
----------------------------------------------------------------------------------------------------------------------
balance, April 28, 2002                    11,319,584   $  566        37,606     80,886              7        119,065
======================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


For the years ended April 28 2002, April 29, 2001, and April 30, 2000
(dollars in thousands)                                                  2002           2001         2000
---------------------------------------------------------------------------------------------------------
cash flows from operating activities:
   net income (loss)                                                $  (3,440)        (8,311)       9,380
   adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         depreciation                                                  17,274         19,391       19,462
         amortization of intangible assets                              1,575          1,591        1,596
         amortization of stock based compensation                         144            360          250
         provision for deferred income taxes                           (1,452)        (5,394)       2,176
         restructuring expense                                         10,368          5,625            0
         changes in assets and liabilities:
           accounts receivable                                         14,483         17,374       (4,720)
           inventories                                                  2,098         14,474       (7,401)
           other current assets                                         2,504            827          (16)
           other assets                                                  (311)           171         (770)
           accounts payable                                               998         (4,530)       1,029
           accrued expenses                                              (796)        (6,767)         890
           income taxes payable                                        (1,268)         1,268            0
---------------------------------------------------------------------------------------------------------
              net cash provided by operating activities                42,177         36,079       21,876
---------------------------------------------------------------------------------------------------------

cash flows from investing activities:
   capital expenditures                                                (4,729)        (8,050)     (22,559)
   purchase of restricted investments                                       0              0          (40)
   sale of investments related to deferred compensation plan                0          4,547            0
   sale of restricted investments                                           0              0        3,380
---------------------------------------------------------------------------------------------------------
              net cash used in investing activities                    (4,729)        (3,503)     (19,219)
---------------------------------------------------------------------------------------------------------

cash flows from financing activities:
   proceeds from issuance of long-term debt                                 0            564        9,543
   principal payments of long-term debt                                (3,172)       (26,394)     (14,047)
   cash dividends paid                                                      0         (1,177)      (1,611)
   proceeds from common stock issued                                      552             17           21
   payments to acquire common stock                                         0              0       (6,636)
   change in accounts payable - capital expenditures                   (4,042)        (5,386)      10,571
---------------------------------------------------------------------------------------------------------
              net cash used in financing activities                    (6,662)       (32,376)      (2,159)
---------------------------------------------------------------------------------------------------------

increase (decrease) in cash and cash investments                       30,786            200          498
cash and cash investments, beginning of year                            1,207          1,007          509
---------------------------------------------------------------------------------------------------------
cash and cash investments, end of year                              $  31,993          1,207        1,007
---------------------------------------------------------------------------------------------------------

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

    Description of Business - The company primarily manufactures and markets upholstery fabrics and mattress fabrics ("ticking") primarily for the furniture and bedding industries, with the majority of its business conducted in North America.

    Fiscal Year - The company's fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. Fiscal years 2002, 2001 and 2000 included 52 weeks.

    Cash and Cash Investments - Cash and cash investments include demand deposit and money market accounts. For purposes of the consolidated statements of cash flows, the company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

    Accounts Receivable - Substantially all of the company's accounts receivable are due principally from manufacturers in the markets noted above. The company grants credit to customers, a substantial number of which are located in North America and generally does not require collateral. Management continuously performs credit evaluations of its customers, considering numerous inputs including financial position, past payment history, cashflows and management ability, historical loss experience and economic conditions and prospects. While management believes that adequate allowances for doubtful accounts have been provided in the consolidated financial statements, it is possible that the company could experience additional unexpected credit losses.

    Inventories - Principally all inventories are valued at the lower of last-in, first-out (LIFO) cost or market. Management continually examines inventory to determine if there are indicators that the carrying value exceeds its net realizable value. Experience has shown that the most significant indicator of the need for inventory write-downs is the age of the inventory. As a result, the company provides inventory valuation write-downs based upon inventory aging. While management believes that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, consumer tastes and preferences will continue to change and the company could experience additional inventory write-downs in the future.

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

    In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, management reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying value or fair value less cost to sell when the company has committed to a disposal plan. Management's review for impairment of long-lived assets will be impacted in fiscal 2003 by the provisions of a new accounting pronouncement issued during fiscal 2002 (see note 19).

    Interest costs of $36,000, $99,000 and $146,000 incurred during the years ended April 28, 2002, April 29, 2001 and April 30, 2000, respectively, for the construction of qualifying fixed assets were capitalized and are being amortized over the related assets' estimated useful lives.

    Foreign Currency Translation - The United States dollar is the functional currency for the company's Canadian subsidiary. Translation gains (losses) for this subsidiary of ($33,000), $37,000 and $57,000 are included in the other expense line item in the consolidated statements of income (loss) for the fiscal years ended April 28, 2002, April 29, 2001 and April 30, 2000, respectively.

     Goodwill and Other Intangible Assets - Goodwill, which represents the unamortized excess of the purchase price over the fair values of the net assets acquired, is being amortized using the straight-line method over 40 years. The company assesses the recoverability of goodwill by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired businesses. The accounting for goodwill will be impacted during fiscal 2003 by the provisions of a new accounting pronouncement issued during fiscal 2002 (see note 19).

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

    No provision is made for income taxes which may be payable if undistributed income of the company's Canadian subsidiary were to be paid as dividends to the company, since the company intends that such earnings will continue to be invested. At April 28, 2002, the amount of such undistributed income was $25.2 million. Foreign tax credits may be available as a reduction of United States income taxes in the event of such distributions.

    Revenue Recognition - Revenue is recognized upon shipment, when title and risk of loss passes to the customer. Provision is made currently for estimated product returns, claims and allowances. Management considers historical claims and return experience, among other things, when establishing the allowance for returns and allowances. While management believes that adequate allowance has been established for returns and allowances, it is possible that the company could experience levels higher than provided for in the consolidated financial statements.

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

    The fair value of the company's long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities. The fair value of the company's long-term debt is approximately $104 million at April 28, 2002.

    Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  RESTRUCTURING
    In April 2002, management approved a plan to exit the wet printed flock upholstery fabric business and has been actively seeking to sell the assets related to this product line. The exit plan involved closing a printing facility and flocking operation within the Culp Velvets/Prints division, reduction in related selling and administrative expenses and termination of 25 employees. The total charge for the exit plan was $9.7 million, of which approximately $8.2 million represented non-cash items. Of the total charge, $9.1 million was recorded in the restructuring expense line item and $619,000, related to inventory write-downs, was recorded in the cost of sales line item. During the fiscal year ended April 28, 2002, sales of the wet printed flock product contributed $17.1 million, or 4.5%, of the company's total sales and resulted in an operating loss of approximately $2.1 million.

    The following summarizes the restructuring charge and inventory write-downs (amounts in thousands):


                                            Non-cash    Paid in  April 28, 2002
                                Charges   Write-downs    2002    Reserve Balance
                                -------   -----------    ------- ---------------
    Non-cash write-downs
       of fixed assets to net
       realizable value         $7,613       7,613           -             -
    Non-cash write-downs
      of inventories               619         619           -             -
    Employee termination
       benefits                    842           -           5           837
    Lease termination
      and other exit costs         610           -           5           605
                                -------   -----------    ------- ---------------
            Total               $9,684       8,232          10         1,442
                                =======   ===========    ======= ===============

    During fiscal 2001 and continuing into fiscal 2002, the company undertook a restructuring plan in its upholstery fabric segment which involved (1) the consolidation of certain fabric manufacturing capacity within the Culp Decorative Fabrics (CDF) division, (2) closing one of the company's four yarn manufacturing plants within the Culp Yarn division, (3) an extensive reduction in selling, general and administrative expenses including the termination of 110 employees and
    (4) a comprehensive SKU reduction initiative related to finished goods and raw materials in CDF. The 2001 charge from the restructuring and related costs was $7.4 million, approximately $3.4 million of which represented non-cash items. Of the total charge, $5.6 million was recorded in the restructuring expense line item and $874,000, related to inventory write-downs, and $931,000, related to equipment relocation costs, were recorded in the cost of sales line item. The 2002 charge from restructuring and related expenses was $2.5 million, approximately $160,000 of which represented the non-cash impairment of property, plant and equipment. Of the total charge, $1.3 million was included in the restructuring expense line item and $1.2 million, related to equipment relocation costs, was recorded in the cost of sales line item.

    The following summarizes the fiscal 2001 restructuring and related charges (amounts in thousands):


                                        Non-cash      Paid in    April 29, 2001
                              Charges   Write-downs     2001    Reserve Balance
                              -------   -----------    ------   ---------------
    Non-cash write-downs
       of fixed assets to net
       realizable value        $2,540       2,540          -               -
    Non-cash write-downs
      of inventories              874         874          -               -
    Employee termination
       benefits                   969           -        491             478
    Lease termination
      and other exit costs      2,116           -        211           1,905
    Machinery and equipment
       relocation costs           931           -        931               -
                              -------   -----------   ------    ---------------
           Total               $7,430       3,414      1,633           2,383
                              =======   ===========   ======    ===============

    The following summarizes the fiscal 2002 restructuring and related charges (amounts in thousands):

                             April 29, 2001      2002     Non-cash     Paid in  April 28, 2002
                             Reserve Balance   Charges   Write-downs     2002   Reserve Balance
                             ---------------   -------   -----------    ------  ---------------
    Non-cash write-downs
       of fixed assets to net
       realizable value                 -         160         160           -                -
    Employee termination
       benefits                       478         925           -         891              512
    Lease termination
      and other exit costs          1,905         218           -       1,632              491
    Machinery and equipment
       relocation costs                 -       1,206           -       1,206                -
                            ----------------   -------    ----------    ------   --------------
          Total                    $2,383       2,509         160       3,729            1,003
                            ================   =======    ==========    ======   ==============

3.  ACCOUNTS RECEIVABLE
    A summary of accounts receivable follows:

    (dollars in thousands)                       2002        2001
------------------------------------------------------------------
    customers                                 $46,886      60,218
    allowance for doubtful accounts            (2,465)     (1,282)
    reserve for returns and allowances         (1,055)     (1,087)
------------------------------------------------------------------
                                              $43,366      57,849
------------------------------------------------------------------

4.  INVENTORIES
    A summary of inventories follows:

    (dollars in thousands)                        2002        2001
------------------------------------------------------------------
    inventories on the FIFO cost method
       raw materials                         $  27,081      31,489
       work-in-process                           3,830       4,748
       finished goods                           27,233      24,148
------------------------------------------------------------------
          total inventories on the FIFO
            cost method                         58,144      60,385
    adjustments of certain inventories to
       the LIFO cost method                       (245)       (388)
------------------------------------------------------------------
                                             $  57,899      59,997
------------------------------------------------------------------

5.  PROPERTY, PLANT AND EQUIPMENT
    A summary of property, plant and equipment follows:

                           depreciable lives
    (dollars in thousands)     (in years)         2002        2001
------------------------------------------------------------------
    land and improvements            10      $   2,213       2,243
    buildings and improvements     7-40         30,325      30,620
    leasehold improvements         7-10          2,537       2,534
    machinery and equipment        3-12        175,972     200,976
    office furniture and equipment 3-10         11,370      11,517
    capital projects in progress                   987       1,125
------------------------------------------------------------------
                                               223,404     249,015
    accumulated depreciation                  (133,632)   (136,693)
------------------------------------------------------------------
                                             $  89,772     112,322
------------------------------------------------------------------

   In connection with the restructurings in fiscal 2002 and 2001 (see note
   2), property, plant and equipment with a carrying value of $9.9 million and $2.8 million, respectively, was written down to its net realizable value of approximately $2.3 million and $135,000 and reclassified to assets held for sale, which is included in the other assets line item in the consolidated balance sheets.

6.  GOODWILL
    A summary of goodwill follows:

    (dollars in thousands)                        2002        2001
------------------------------------------------------------------
    goodwill                                 $  55,547      55,547
    accumulated amortization                    (8,464)     (7,069)
------------------------------------------------------------------
                                             $  47,083      48,478
------------------------------------------------------------------

7.  ACCOUNTS PAYABLE
    A summary of accounts payable follows:

    (dollars in thousands)                        2002        2001
------------------------------------------------------------------
    accounts payable - trade                 $  22,947      21,949
    accounts payable - capital expenditures      1,380       5,422
------------------------------------------------------------------
                                             $  24,327      27,371
------------------------------------------------------------------

8.  ACCRUED EXPENSES
    A summary of accrued expenses follows:

    (dollars in thousands)                        2002        2001
------------------------------------------------------------------
    compensation, commissions and related
       benefits                          $      10,122       7,806
    interest                                     1,111       1,367
    restructuring                                2,445       2,383
    other                                        5,227       5,597
------------------------------------------------------------------
                                             $  18,905      17,153
------------------------------------------------------------------

9.  INCOME TAXES
    A summary of income taxes (benefits) follows:

    (dollars in thousands)            2002        2001        2000
------------------------------------------------------------------
    current
      federal                       $(2,655)      (315)        657
      state                               0         11          45
      Canadian                        1,407      1,601       1,436
------------------------------------------------------------------
                                     (1,248)     1,297       2,138
------------------------------------------------------------------
    deferred
      federal                          (635)    (4,565)      1,514
      state                            (600)      (905)        378
      Canadian                         (217)        76         284
------------------------------------------------------------------
                                     (1,452)    (5,394)      2,176
                                    $(2,700)    (4,097)      4,314
------------------------------------------------------------------
    Income before income taxes related to the company's Canadian operation for the years ended April 28, 2002, April 29, 2001, and April 30, 2000 was $4,000,000, $4,400,000 and $4,900,000, respectively.

    The following schedule summarizes the principal differences between income taxes (benefits) at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

                                      2002        2001        2000
------------------------------------------------------------------
    federal income tax rate          (35.0)%     (35.0)%      35.0%
    state income taxes, net of
      federal income tax benefit      (6.3)       (4.7)        2.0
    exempt income of foreign sales
      corporation                     (0.8)       (0.4)       (3.6)
    gains on life insurance contracts   .0         5.0        (1.5)
    other                             (1.9)        2.1        (0.4)
------------------------------------------------------------------
                                     (44.0)%     (33.0)%      31.5%
------------------------------------------------------------------
    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:

    (dollars in thousands)                        2002        2001
------------------------------------------------------------------
    deferred tax liabilities:
       property, plant and equipment, net    $ (13,783)    (15,753)
       goodwill                                 (4,701)     (3,938)
       other                                      (875)     (1,095)
------------------------------------------------------------------
          total deferred tax liabilities       (19,359)    (20,786)
    deferred tax assets:
       accounts receivable                       1,188         724
       inventories                               2,904       3,295
       compensation                                783         556
       liabilities and reserves                  1,705       2,021
       alternative minimum tax                   1,416       1,061
       net operating loss carryforwards          3,878       8,028
------------------------------------------------------------------
          gross deferred tax assets             11,874      15,685
          valuation allowance                        0           0
------------------------------------------------------------------
          total deferred tax assets             11,874      15,685
------------------------------------------------------------------
                                             $  (7,485)     (5,101)
------------------------------------------------------------------

    Deferred taxes are classified in the accompanying consolidated balance sheet captions as follows:

    (dollars in thousands)                        2002        2001
------------------------------------------------------------------
    other current assets                     $   9,447       5,229
    deferred income taxes                      (16,932)    (10,330)
------------------------------------------------------------------
                                             $  (7,485)     (5,101)
------------------------------------------------------------------

    At April 28, 2002, the company had an alternative minimum tax credit carryforward of approximately $1,416,000 for federal income tax purposes. Federal and state net operating loss carryforwards with related tax benefits of $3,878,000 at April 28, 2002 expire in varying amounts through fiscal 2022. The company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the existing deferred tax assets.

    Income tax refunds, net of income tax payments, were $2,280,000 in 2002 and $369,000 in 2001. Income taxes paid, net of income tax refunds, were $2,027,000 in 2000.

10. LONG-TERM DEBT
    A summary of long-term debt follows:

    (dollars in thousands)                        2002        2001
------------------------------------------------------------------
    unsecured notes                          $  75,000      75,000
    industrial revenue bonds                    30,612      30,612
    canadian government loan                     1,852       2,347
    revolving credit agreement                       0         999
    obligation to sellers                        1,020       2,698
------------------------------------------------------------------
                                               108,484     111,656
    current maturities                          (1,483)     (2,488)
------------------------------------------------------------------
                                             $ 107,001     109,168
------------------------------------------------------------------

    The unsecured notes have an average remaining term of 6 years. The principal payments are due from March 2006 to March 2010 with interest payable semi-annually. The note purchase agreements were amended in February 2002 to amend certain covenants, including the replacement of the minimum consolidated net worth test with a minimum tangible net worth test. Additionally, the amendment increased the fixed coupon rate from 6.76% to 7.76%.

    The company's revolving credit agreement (the "Credit Agreement") provides for a revolving loan commitment of $10,000,000. Borrowings under the Credit Agreement generally carry interest at the London Interbank Offered Rate plus an adjustable margin based on the company's debt/EBITDA ratio as defined by the agreement. The Credit Agreement requires payment of a quarterly facility fee. The Credit Agreement was amended in May 2002 to extend the termination date from June 2002 to August 2002.

    The company's $2,000,000 revolving line of credit expires in August 2002. Borrowings under the revolving line of credit carry interest at the same rate as described above for the revolving credit agreement. At April 28, 2002, no borrowings were outstanding under the revolving line of credit.

    The industrial revenue bonds (IRB) are generally due in balloon maturities which occur at various dates from 2009 to 2013. The IRBs are collateralized by letters of credit for the outstanding balance of the IRBs and certain interest payments due thereunder. At April 28, 2002, the bonds bear interest at a rate of 5.35%, including the letter of credit fee percentage.

    The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At April 28, 2002, the company was in compliance with these financial covenants.

    The principal payment requirements of long-term debt during the next five years are: 2003 - $1,483,000; 2004 - $463,000; 2005 - $463,000;
    2006 - $11,463,000; and 2007 - $11,000,000.

    Interest paid during 2002, 2001 and 2000 totaled $8,199,000, $8,950,000, and $9,920,000, respectively.

11. COMMITMENTS AND CONTINGENCIES
    The company leases certain office, manufacturing and warehouse facilities and equipment, primarily computers and vehicles, under noncancellable operating leases. Lease terms related to real estate range from one to ten years with renewal options for additional periods ranging from two to ten years. The leases generally require the company to pay real estate taxes, maintenance, insurance and other expenses. Rental expense for operating leases was $6,605,000 in 2002; $7,907,000 in 2001; and $8,162,000 in 2000. Future minimum rental commitments for noncancellable operating leases are $5,023,000 in 2003; $3,898,000 in 2004; $2,856,000 in 2005; $1,885,000 in 2006; $1,264,000 in 2007; and
    $1,167,000 in later years.

    The company is involved in several legal proceedings and claims which have arisen in the ordinary course of its business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

    The company has outstanding capital expenditure commitments of approximately $1,710,000 as of April 28, 2002.

12. STOCK OPTION PLANS
    The company has a fixed stock option plan under which options to purchase common stock may be granted to officers, directors and key employees. At April 28, 2002, 1,038,750 shares of common stock were authorized for issuance under the plan. Of this total, 115,875 remain available for grant. Options are generally exercisable from one to five years after the date of grant and generally expire five to ten years after the date of grant.

    No compensation cost has been recognized for this stock option plan as options are granted under the plan at an option price not less than fair market value at the date of grant.

    A summary of the status of the plan as of April 28, 2002, April 29, 2001 and April 30, 2000 and changes during the years ended on those dates is presented below:

                                               2002                 2001                2000
----------------------------------------------------------------------------------------------
                                           Weighted-            Weighted-            Weighted-
                                             Average              Average              Average
                                            Exercise             Exercise             Exercise
                                  Shares       Price   Shares       Price   Shares       Price
----------------------------------------------------------------------------------------------
    Outstanding at beginning
       of year                    788,926  $   8.87    661,114  $   9.98    622,052   $  10.04
    Granted                       290,375      4.07    130,250      3.11     49,375       8.80
    Exercised                     (91,426)     4.45     (2,438)     2.82     (7,313)      2.82
    Canceled/expired              (65,000)     9.86          -         -     (3,000)     20.25
----------------------------------------------------------------------------------------------
    Outstanding at end of year    922,875      7.73    788,926      8.87    661,114       9.98
----------------------------------------------------------------------------------------------
    Options exercisable at
       year-end                   491,625     10.64    549,926     10.41    461,114      10.88
    Weighted-average fair value
       of options granted during
       the year                     $2.14                $1.60                $3.54
----------------------------------------------------------------------------------------------

                           Options Outstanding             Options Exercisable
----------------------------------------------------------------------------------------------
                           Number      Weighted-Avg.                        Number
       Range of         Outstanding      Remaining        Weighted-Avg.   Exercisable    Weighted-Avg.
Exercise Prices          at 4/28/02   Contractual Life   Exercise Price   at 4/28/02    Exercise Price
------------------------------------------------------------------------------------------------------
    $  3.03 - $  3.05      121,875          4.3 years       $   3.03         35,625        $   3.04
    $  4.00 - $  7.50      311,000          5.3                 4.30         30,000            6.17
    $  7.63 - $  7.63      160,000          6.4                 7.63         96,000            7.63
    $  7.75 - $ 12.75      224,375          3.5                10.07        224,375           10.07
    $ 13.34 - $ 20.94      105,625          5.0                18.43        105,625           18.43
                           -------          ---             --------        -------        --------
                           922,875          4.9             $   7.73        491,625        $  10.64
                           =======          ===             ========        =======        ========

    During fiscal 1995, the company adopted a stock option plan which provided for the one-time grant to officers and certain senior managers of options to purchase 121,000 shares of the company's common stock at $.05 (par value) per share. As of April 28, 2002, the 51,500 options outstanding under the plan have exercise prices of $0.05 and a weighted-average remaining contractual life of 1.7 years. Options exercised during fiscal 2002, 2001 and 2000 were 7,000, 0 and 6,500, respectively. As all outstanding options under this plan have been fully vested, no compensation expense was recorded in fiscal 2002, 2001 and 2000.

    During September 1997, the company's shareholders approved the 1997 option plan which provides for the one-time grant to certain officers and senior managers of options to purchase 106,000 shares of the company's common stock at $1.00 per share. Options under the plan are generally exercisable on January 1, 2006. As of April 28, 2002, the 89,000 options outstanding under the plan have exercise prices of $1.00 and a weighted-average remaining contractual life of 4.7 years. Options exercised during fiscal 2002, 2001 and 2000 were 0, 10,000 and 0, respectively. During fiscal 2002, 2001 and 2000, the compensation expense recorded under APB Opinion No. 25 was $144,000, $360,000 and $250,000, respectively.

    Had compensation cost for the fixed stock option plan with 922,875 options outstanding at April 28, 2002 and the 1997 stock-based compensation plan been determined consistent with SFAS No. 123, the company's net income (loss), basic net income (loss) per share and diluted net income (loss) per share would have been changed to the pro forma amounts indicated below:

    (in thousands, except per share data)       2002        2001         2000
--------------------------------------------------------------------------------
    Net income (loss)       As reported       $(3,440)    (8,311)      9,380
                            Pro forma          (3,722)    (8,548)      9,145
--------------------------------------------------------------------------------
    Net income (loss) per   As reported       $ (0.31)     (0.74)       0.81
      share, basic          Pro forma           (0.33)     (0.76)       0.79
--------------------------------------------------------------------------------
    Net income (loss) per   As reported       $ (0.31)     (0.74)       0.80
      share, diluted        Pro forma           (0.33)     (0.76)       0.78
--------------------------------------------------------------------------------

    The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of 0%, 0% and 1.5%; risk-free interest rates of 4.8%, 4.6% and 5.7%; expected volatility of 62%, 54% and 49%; and expected lives of 5 years, 5 years and 4 years.

13. DERIVATIVES
    On April 30, 2001, the company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, requires the company to recognize all derivative instruments on the balance sheet at fair value. These statements also establish new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in Other Comprehensive Income ("OCI"), a component of Shareholders' Equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects
    earnings.   The ineffective portion of a derivative instrument's change in fair value is immediately recognized in earnings. Adoption of SFAS 133 did not have a significant impact on the company's financial position, results of operations or cash flows.

    The company uses foreign exchange option and forward contracts to manage the exposure related to forecasted purchases of inventories denominated in the EURO. The company utilizes cash flow hedge accounting for these contracts. At April 28, 2002, the duration of these contracts is twelve months.

    The company also uses foreign exchange option and forward contracts to manage the exposure related to firm commitments to purchase fixed assets denominated in the EURO. The company has chosen not to utilize hedge accounting for these contracts, and accordingly changes in the fair value of these contracts are recorded currently in earnings.

    From time to time, the company used interest rate swap agreements to effectively fix the interest rates on certain variable rate debt. For fiscal 2000 and prior periods, net amounts paid or received were reflected as adjustments to interest expense. During 2001, the interest rate swaps no longer served as a hedge due to the repayment of debt; consequently the interest rate swaps were recorded at fair value.
    During 2002, the company paid $105,000 to terminate the interest rate swap agreements.

14. NET INCOME (LOSS) PER SHARE
    Basic net income (loss) per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock options calculated using the treasury stock method. Weighted average shares used in the computation of basic and diluted net income (loss) per share are as follows:

        (in thousands)                          2002       2001       2000
--------------------------------------------------------------------------------
    Weighted average common
          shares outstanding, basic          11,230      11,210      11,580
    Effect of dilutive stock options              0           0         101
--------------------------------------------------------------------------------
    Weighted average common
          shares outstanding, diluted        11,230      11,210      11,681
--------------------------------------------------------------------------------

    Options to purchase 608,750 shares, 769,926 shares, and 718,614 shares of common stock were not included in the computation of diluted net income (loss) per share for fiscal 2002, 2001 and 2000, respectively, because the exercise price of the options was greater than the average market price of the common shares.

15. BENEFIT PLANS
    The company has a defined contribution plan which covers substantially all employees and provides for participant contributions on a pre-tax basis and discretionary matching contributions by the company, which are determined annually. Company contributions to the plan were $1,979,000 in 2002; $2,301,000 in 2001; and $2,423,000 in 2000.

    In addition to the defined contribution plan, the company had a nonqualified deferred compensation plan covering officers and certain other associates. During January 2001, the company terminated the nonqualified deferred compensation plan. As a result, the company surrendered the life insurance contracts related to the nonqualified plan in order to pay the participants. The net proceeds from those life insurance contracts totaled $4,547,000.

16. SEGMENT INFORMATION
    The company's operations are classified into two business segments: upholstery fabrics and mattress ticking. The upholstery fabrics segment principally manufactures and sells woven jacquards and dobbies, heat-transfer prints, and woven and tufted velvets primarily to residential and commercial (contract) furniture manufacturers. The mattress ticking segment principally manufactures and sells woven jacquards, heat-transfer prints and pigment prints to bedding manufacturers.

    International sales, of which 91%, 91% and 94% were denominated in U.S. dollars in 2002, 2001 and 2000, respectively, accounted for 14%, 19% and 23% of net sales in 2002, 2001 and 2000, respectively and are summarized by geographic area as follows:

    (dollars in thousands)                     2002        2001        2000
------------------------------------------------------------------------------
    North America (excluding USA)            $  32,033      34,049      36,032
    Europe                                       2,291       6,262      16,351
    Middle East                                  6,226      17,831      32,929
    Australia, New Zealand and Asia             10,703      15,497      19,102
    All other areas                              2,248       4,185       6,690
------------------------------------------------------------------------------
                                             $  53,501      77,824     111,104
------------------------------------------------------------------------------

    One customer represented approximately 13% and 11% of consolidated net sales for 2002 and 2001, respectively. In 2000, no customer represented over 10% of consolidated net sales. In addition, company assets located outside North America are not material for any of the three years presented.

    The company internally manages and reports selling, general and administrative expenses, interest expense, interest income, other expense and income taxes on a total company basis. Thus, profit by business segment represents gross profit. In addition, the company internally manages and reports cash and cash investments, other current assets, property, plant and equipment and other assets on a total company basis. Thus, identifiable assets by business segment represent accounts receivable, inventories and goodwill.

    Sales and gross profit for the company's operating segments are as follows:

    (dollars in thousands)                     2002        2001        2000
------------------------------------------------------------------------------
    Net sales
        Upholstery Fabrics                   $ 276,930     305,012     382,310
        Mattress Ticking                       104,948     104,798     105,769
------------------------------------------------------------------------------
                                             $ 381,878     409,810     488,079
------------------------------------------------------------------------------

    Gross profit
        Upholstery Fabrics                   $  33,648      29,511      58,547
        Mattress Ticking                        29,209      26,476      26,118
------------------------------------------------------------------------------
                                             $  62,857      55,987      84,665
------------------------------------------------------------------------------

    Identifiable assets, including accounts receivable, inventories and goodwill, for the company's operating segments are as follows:

    (dollars in thousands)                     2002        2001        2000
------------------------------------------------------------------------------
    Identifiable Assets
        Upholstery Fabrics                   $ 117,379      47,129(1)  60,305(1)
        Mattress Ticking                        30,969      12,868(1)  14,166(1)
------------------------------------------------------------------------------
                                             $ 148,348      59,997     74,471
------------------------------------------------------------------------------
    (1) Includes inventory only for 2001 and 2000. Inventory by operating segment for fiscal 2002: $44,453 for Upholstery Fabrics and $13,446 for Mattress Ticking.

17. RELATED PARTY TRANSACTIONS
    A director of the company is also an officer and director of a major customer of the company. The amount of sales to this customer was approximately $48,418,000 in 2002; $45,230,000 in 2001; and $39,479,000
    in 2000. The amount due from this customer at April 28, 2002 was approximately $2,177,000 and at April 29, 2001 was approximately $5,399,000.

    Rents paid to entities owned by certain shareholders and officers of the company and their immediate families were approximately $726,000 in 2002 and $695,000 in 2001 and 2000.

18. COMPREHENSIVE INCOME (LOSS)
    Comprehensive income (loss) is the total of net income (loss) and other changes in equity, except those resulting from investments by shareholders and distributions to shareholders not reflected in net income (loss).

    A summary of comprehensive income (loss) follows:

    dollars in thousands)                      2002        2001        2000
------------------------------------------------------------------------------
    Net income (loss)                        $ (3,440)   (8,311)      9,380
    Gain on foreign exchange options, net
       of taxes of $4                               7         -           -
------------------------------------------------------------------------------
                                             $ (3,433)   (8,311)      9,380
------------------------------------------------------------------------------

19. RECENTLY ISSUED ACCOUNTING STANDARDS
    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The company is required to adopt the provisions of this statement for fiscal 2003. As a result of this adoption, the company expects to record a goodwill impairment charge in the range of $23 million to $27 million, net of taxes.

    In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, and also resolves
    implementation issues related to SFAS No. 121.   The company is required
    to adopt the provisions of this statement for fiscal 2003. Adoption of SFAS No. 144 is not expected to have a significant impact on the company's financial position, results of operations or cash flows.

SELECTED QUARTERLY DATA

                                   fiscal       fiscal     fiscal       fiscal       fiscal      fiscal      fiscal       fiscal
 (amounts in thousands,            2002         2002       2002         2002         2001        2001        2001         2001
    except per share amounts)  4th quarter  3rd quarter  2nd quarter  1st quarter  4th quarter  3rd quarter 2nd quarter  1st quarter
------------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
   net sales                    $ 108,397      90,618       96,400       86,463      101,071      95,880      110,981      101,878
   cost of sales                   85,379      77,110       80,858       75,674       85,978      86,047       94,094       87,704
------------------------------------------------------------------------------------------------------------------------------------
     gross profit                  23,018      13,508       15,542       10,789       15,093       9,833       16,887       14,174
   SG & A expenses                 14,236      11,038       11,550       11,235       10,617      12,480       13,491       13,778
   restructuring expense            9,065           0            0        1,303        3,121       2,504            0            0
------------------------------------------------------------------------------------------------------------------------------------
     income (loss) from operations   (283)      2,470        3,992       (1,749)       1,355      (5,151)       3,396          396
   interest expense                 2,056       1,820        1,963        2,068        2,284       2,222        2,285        2,323
   interest income                    (77)        (42)         (34)         (23)          (6)        (18)         (15)          (7)
   other expense                    1,067         435          765          572        1,209         811          575          741
------------------------------------------------------------------------------------------------------------------------------------
     income (loss) before
         income taxes              (3,329)        257        1,298       (4,366)      (2,132)     (8,166)         551       (2,661)
   income taxes                    (1,744)         87          441       (1,484)        (705)     (2,696)         209         (905)
------------------------------------------------------------------------------------------------------------------------------------
     net income (loss)             (1,585)        170          857       (2,882)      (1,427)     (5,470)         342       (1,756)
------------------------------------------------------------------------------------------------------------------------------------
   EBITDA (3)                   $  13,068       6,862        8,315        4,731       10,363       2,536        8,330        5,211
   depreciation                     4,060       4,344        4,397        4,473        4,610       4,738        4,983        5,060
   cash dividends                       0           0            0            0            0         392          393          392
------------------------------------------------------------------------------------------------------------------------------------
   weighted average shares
      outstanding                  11,255      11,221       11,221       11,221       11,212      11,211       11,209       11,209
   weighted average shares outstanding,
      assuming dilution            11,255      11,304       11,281       11,221       11,212      11,211       11,270       11,209
------------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
   net income (loss)- basic      $  (0.14)       0.02         0.08        (0.26)       (0.13)      (0.49)        0.03        (0.16)
   net income (loss)- diluted       (0.14)       0.02         0.08        (0.26)       (0.13)      (0.49)        0.03        (0.16)
   cash dividends                       0           0            0            0            0       0.035        0.035        0.035
   book value                       10.52       10.62        10.68        10.59        10.85       10.85        11.37        11.37
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
   operating working capital (6) $ 76,938      84,233       84,346       86,586       90,475      94,546      106,607      108,509
   property, plant and
     equipment, net                89,772     102,547      105,697      109,417      112,322     116,207      120,023      123,636
   total assets                   287,713     276,781      283,817      281,058      289,580     302,918      324,412      326,483
   capital expenditures             1,336       1,105          686        1,602        1,518       2,873        1,370        2,289
   long-term debt                 107,001     106,960      107,447      108,522      109,168     119,213      125,079      135,150
   funded debt (1)                108,484     110,087      110,583      110,652      111,656     121,372      126,757      136,828
   shareholders' equity           119,065     120,013      119,838      118,809      121,802     121,586      127,441      127,492
   capital employed (4)           227,549     230,999      230,421      229,461      233,458     242,958      254,198      264,320
------------------------------------------------------------------------------------------------------------------------------------
RATIOS & OTHER DATA
   gross profit margin              21.2%       14.9%        16.1%        12.5%        14.9%       10.3%        15.2%        13.9%
   operating income (loss) margin   (0.3)        2.7          4.1         (2.0)         1.3        (5.4)         3.1          0.4
   net income (loss) margin         (1.5)        0.2          0.9         (3.3)        (1.4)       (5.7)         0.3         (1.7)
   EBITDA margin (3)                12.1         7.6          8.6          5.5         10.3         2.6          7.5          5.1
   effective income tax rate        52.4        34.0         34.0         34.0         33.1        33.0         37.9         34.0
   funded debt-to-total capital
      ratio (1)                     47.7        47.8         48.0         48.2         47.8        50.0         49.9         51.8
   operating working capital
      turnover (6)                   4.5         4.2          4.1          4.1          4.0         4.1          4.2          4.3
   days sales in receivables          36          43           47           51           52          48           52           49
   inventory turnover                5.8         5.1          5.4          5.1          5.4         4.9          5.1          4.7
------------------------------------------------------------------------------------------------------------------------------------
STOCK DATA
   stock price
     high                      $   10.74        5.10         4.15         4.75         5.25        4.13         5.69         7.25
     low                            5.60        2.12         2.38         3.20         2.37        1.63         3.63         4.94
     close                          9.30        5.01         2.60         3.95         4.95        3.63         3.88         5.81
   P/E ratio (2)
     high  (5)                       N.M         N.M          N.M          N.M          N.M         N.M         19.9         13.7
     low (5)                         N.M         N.M          N.M          N.M          N.M         N.M         12.7          9.3
   daily average trading volume
     (shares)                       59.7        17.0         15.6          9.1         13.0        39.1          6.6          6.7
------------------------------------------------------------------------------------------------------------------------------------
(1)  Funded debt includes long- and short-term debt, less restricted investments.
(2)  P/E ratios based on trailing 12-month net income (loss) per share.
(3)  EBITDA represents earnings before interest, income taxes, depreciation, amortization, all restructuring and related charges and certain non-cash charges, as defined by the company's credit agreement..
(4)  Capital employed includes funded debt and shareholders' equity.
(5)  N.M - Not meaningful
(6)  Operating working capital for this calculation is accounts receivable, inventories and accounts payable.

            ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                       ON ACCOUNTING AND FINANCIAL DISCLOSURE

            During the three years ended April 28, 2002 and any subsequent interim periods, there were no changes of accountants and/or disagreements on any matters of accounting principles or practices or financial statement disclosures.

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

                                                           Page of Annual
                                                              Report on
Item                                                          Form 10-K
----                                                          ---------
Consolidated Balance Sheets - April 28, 2002 and................. 31
  April 29, 2001

Consolidated Statements of Income (Loss) -
  for the years ended April 28, 2002,
  April 29, 2001, and April 30, 2000 ............................ 32

Consolidated Statements of Shareholders' Equity -
  for the years ended April 28, 2002,
  April 29, 2001, and April 30, 2000  ........................... 33

Consolidated Statements of Cash Flows -
  for the years ended April 28, 2002,
  April 29, 2001, and April 30, 2000  ........................... 34

Consolidated Notes to Financial Statements....................... 35

Report of Independent Auditors .................................. 30


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

     3(ii) Restated and Amended Bylaws of the Company, as amended June 12, 2001, were filed as Exhibit 3(ii) to the Company's Form 10-Q for the quarter ended July 29, 2001, filed September 12, 2001, and are incorporated herein by reference.

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

     10(f) Management Incentive Plan of the Company, dated August 1986 and amended July 1989, filed as Exhibit 10(o) to the Company's Form 10-K for the year ended May 3, 1992, filed on August 4, 1992, and is incorporated herein by reference. (*)

     10(g) Lease Agreement, dated September 6, 1988, with Partnership 74 was filed as Exhibit 10(h) to the Company's Form 10-K for the year ended April 28, 1991, filed on July 25, 1990, and is incorporated herein by reference.

     10(h) First Amendment of Lease Agreement dated July 27, 1992 with Partnership 74 Associates was filed as Exhibit 10(n) to the Company's Form 10-K for the year ended May 2, 1993, filed on July 29, 1993, and is incorporated herein by reference.

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

     10(n) Performance-Based Stock Option Plan, dated June 21, 1994, was filed as Exhibit 10(bb) to the Company's Form 10-K for the year ended April 30, 1995, filed on July 26, 1995, and is incorporated herein by reference. (*)

     10(o) Second Amendment of Lease Agreement dated June 15, 1994 with Partnership 74 Associates was filed as Exhibit 10(v) to the Company's Form 10-Q for the quarter ended October 29, 1995, filed on December 12, 1995, and is incorporated herein by reference.

     10(p) Loan Agreement between Chesterfield County, South Carolina and the Company dated as of April 1, 1996 relating to Tax Exempt Adjustable Mode Industrial Development Bonds (Culp, Inc. Project) Series 1996 in the aggregate principal amount of $6,000,000 was filed as Exhibit 10(aa) to the Company's Form 10-K for the year ended April 28, 1996, and is incorporated herein by reference.

     10(q) Loan Agreement between Luzerne County, Pennsylvania and the Company, dated as of December 1, 1996, relating to Tax-Exempt Adjustable Mode Industrial Development Revenue Bonds (Culp, Inc. Project) Series 1996 in the aggregate principal amount of $3,500,000 was filed as
                Exhibit  10(dd)  to the  Company's  Form  10-Q  for  the
                quarter ended January 26, 1997, and is incorporated herein by reference.

     10(r) $125,000,000 Revolving Loan Facility dated April 23, 1997 by and among the Company and Wachovia Bank of Georgia, N.A., as agent, and First Union National Bank of North Carolina, as documentation agent was filed as
               Exhibit 10(ff) to the Company's Form 10-K for the year ended April 27, 1997, and is incorporated herein by reference.

     10(s) Reimbursement and Security Agreement between Culp, Inc. and Wachovia Bank of North Carolina, N.A., dated as of April 1, 1997, relating to $3,337,000 Principal Amount, Chesterfield County, South Carolina Industrial Revenue Bonds (Culp, Inc. Project) Series 1988 was filed as
               Exhibit 10(hh) to the Company's Form 10-K for the year ended April 27, 1997, and is incorporated herein by reference.

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

     10(t) Loan Agreement and Reimbursement and Security Agreement dated July 1, 1997 with the Robeson County Industrial Facilities and Pollution Control Financing Authority relating to the issuance of Tax-Exempt Adjustable Mode Industrial Development Revenue Bonds (Culp, Inc. Project), Series 1997 in the aggregate principal amount of $8,500,000 was filed as Exhibit 10(ii) to the Company's Form 10-Q for the quarter ended August 3, 1997, and is incorporated herein by reference.

     10(u) Form of Note Purchase Agreement (providing for the issuance by Culp, Inc. of its $20 million 6.76% Series A Senior Notes due 3/15/08 and its $55 million 6.76% Series B Senior Notes due 3/15/10), each dated March 4, 1998, between Culp, Inc. and each of the following:
                1.  Connecticut General Life Insurance Company;
                2.  The Mutual Life Insurance Company of New York;
                3.  United of Omaha Life Insurance Company;
                4.  Mutual of Omaha Insurance Company;
                5.  The Prudential Insurance Company of  America;
                6.  Allstate Life Insurance Company;
                7.  Life Insurance Company of North America;  and
                8.  CIGNA Property and Casualty Insurance Company
                This agreement was filed as Exhibit 10(ll) to the Company's Form 10-K for the year ended May 3, 1998, and is incorporated herein by reference.

     10(v) First Amendment to Credit Agreement dated July 22, 1998 among Culp, Inc., Wachovia Bank, N.A., as agent, First Union National Bank, as documentation agent, and Wachovia Bank, N.A., First Union National Bank, SunTrust Bank, Atlanta, and Cooperatieve Centrale Raiffeisen-Boerenleeenbank B.A., Rabobank Nederland, New York Branch, as lenders. This amendment was filed as Exhibit 10(mm) to the Company's Form 10-Q for the quarter ended August 2, 1998, and is incorporated herein by reference.

     10(w) Second Amendment to Credit Agreement dated October 26, 1998, among Culp, Inc., Wachovia Bank, N.A., as agent, First Union National Bank, as documentation agent, and Wachovia Bank, N.A., First Union National Bank, and SunTrust Bank, Atlanta, as lenders. This amendment was filed as Exhibit 10(nn) to the Company's Form 10-Q for the quarter ended November 1, 1998, and is incorporated herein by reference.

     10(x) Rights Agreement, dated as of October 8, 1999, between Culp, Inc. and EquiServe Trust Company, N.A., as Rights Agent, including the form of Articles of Amendment with respect to the Series A Participating Preferred Stock included as Exhibit A to the Rights Agreement, the forms of Rights Certificate included as Exhibit B to the Rights Agreement, and the form of Summary of Rights included as Exhibit C to the Rights Agreement. The Rights Agreement was filed as Exhibit 99.1 to the Company's Form 8-K dated October 12, 1999, and is incorporated herein by reference.

     10(y) Third Amendment to Credit Agreement dated April 28, 2000, among Culp, Inc., Wachovia Bank, N.A., as agent, First Union National Bank, as documentation agent, and Wachovia Bank, N.A., First Union National Bank, and Suntrust Bank, as lenders. This amendment was filed as
                Exhibit 10(pp) to the Company's Form 10-K for the year ended April 30, 2000, and is incorporated herein by reference.

     10(z) Fourth Amendment to Credit Agreement dated July 30, 2000, among Culp, Inc., Wachovia Bank, N.A., as agent, First Union National Bank, as documentation agent, and Wachovia Bank, N.A., First Union National Bank, and Suntrust Bank, as lenders. This amendment was filed as
                Exhibit 10(qq) to the Company's Form 10-Q for the quarter ended July 30, 2000, and is incorporated herein by reference.

     10(aa) Amendments to 1993 Stock Option Agreement dated September 26, 2000. This amendment was filed as
                Exhibit  10(rr)  to the  Company's  Form  10-Q  for  the
                quarter ended October 29, 2000, and is incorporated herein by reference. (*)

     10(bb) Fifth Amendment to Credit Agreement dated January 26, 2001, among Culp, Inc., Wachovia Bank, N.A., as agent, First Union National Bank, as documentation agent, and Wachovia Bank, N.A., First Union National Bank, and Suntrust Bank, as lenders. This amendment was filed as
                Exhibit  10(ss)  to the  Company's  Form  10-Q  for  the
                quarter ended January 28, 2001, and is incorporated herein by reference.

     10(cc) Second Amendment to Reimbursement and Security Agreements dated January 26, 2001, made by and between Culp, Inc. and Wachovia Bank, N.A. This amendment was filed as Exhibit 10(tt) to the Company's Form 10-Q for the quarter ended January 28, 2001, and is incorporated herein by reference.

     10(dd) Sixth Amendment to Credit Agreement dated March 28, 2001, among Culp, Inc., Wachovia Bank, N.A., as agent, First Union National Bank, as documentation agent, and Wachovia Bank, N.A., First Union National Bank, and Suntrust Bank, as lenders. This amendment was filed as
                Exhibit 10(a) to the Company's Form 10-Q for the quarter ended July 29, 2001, and is incorporated herein by reference.

     10(ee) Seventh Amendment to Credit Agreement dated August 29, 2001, among Culp, Inc., Wachovia Bank, N.A., as agent, First Union National Bank, as documentation agent, and Wachovia Bank, N.A., First Union National Bank, and Suntrust Bank, as lenders. This amendment was filed as
                Exhibit 10(b) to the Company's Form 10-Q for the quarter ended July 29, 2001, and is incorporated herein by reference.

     10(ff) First Amendment, dated January 31, 2002 to Note Purchase Agreement (providing for the issuance by Culp, Inc. of its $20 million 6.76% Series A Senior Notes due 3/15/08 and its $55 million 6.76% Series B Senior Notes due 3/15/10), each dated March 4, 1998, between Culp, Inc. and each of the following:

               1.  Connecticut General Life Insurance Company;
               2.  Life Insurance Company of North America;
               3.  ACE Property and Casualty;
               4.  J. Romeo & Co.;
               5.  United of Omaha Life Insurance Company;
               6.  Mutual of Omaha Insurance Company;
               7.  The Prudential Insurance of America; and
               8.  Allstate Life Insurance Company
               This   amendment  was  filed  as  Exhibit  10(a)  to  the
               Company's Form 10-Q for the quarter ended January 27, 2002, and is incorporated herein by reference.

       10(gg) Eighth Amendment to Credit Agreement dated March 5, 2002, among Culp, Inc., Wachovia Bank (successor by merger to Wachovia Bank of Georgia, N.A.), as agent, First Union National Bank (successor by merger to First Union National Bank of North Carolina), as documentation agent, and Wachovia Bank, N.A., First Union National Bank, and Suntrust Bank (formerly known as SunTrust Bank, Atlanta), as lenders. This amendment was filed as Exhibit 10(b) to the Company's Form 10-Q for the quarter ended January 27, 2002, and is incorporated herein by reference.

       10(hh) Form of Change of Control and Noncompetition Agreement, each dated December 11, 2001, by and between the Company and each of Robert G. Culp, III, Howard L. Dunn, Jr., Franklin N. Saxon, Kenneth M. Ludwig, and Rodney A. Smith. (*)

       10(ii) Ninth Amendment to Credit Agreement dated May 30, 2002, among Culp, Inc., Wachovia Bank, N.A. (successor by merger to First Union National Bank), as agent and as the sole bank.

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

       24(a)   Power of  Attorney of Howard L. Dunn,  Jr.,  dated June
               26, 2002

       24(b)   Power of Attorney of H. Bruce  English,  dated July 12,
               2002

       24(c)   Power of Attorney of Patrick B.  Flavin,  dated July 8,
               2002

       24(d)   Power of  Attorney  of  Patrick H.  Norton,  dated June
               26, 2002

       24(e)   Power of Attorney of Judith C.  Walker,  dated June 28,
               2002

b)    Reports on Form 8-K:

      The Company filed the following report on Form 8-K during the quarter ended April 28, 2002:

      (1)Form 8-K dated,  February  19, 2002,  included  under Item  5,
         Other  Events,   the  Company's  press  release  for  quarterly
         earnings  and  the  Financial   Information   Release  relating  to
         certain financial information for the quarter ended January 27, 2002.


c)    Exhibits:

      The exhibits to this Form 10-K are filed at the end of this Form 10-K immediately preceded by an index. A list of the exhibits begins on page 60 under the subheading "Exhibits Index".

d)    Financial Statement Schedules:

      See Item 14(a) (2)

                                SIGNATURES

            Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of July 2002.

                        CULP, INC.
                        By /s/    Robert G. Culp, III
                                  Robert G. Culp, III
                                  (Chairman and Chief Executive Officer)

                        By: /s/   Franklin N. Saxon
                                  Franklin N. Saxon
                                  (Executive Vice President and Chief Financial and Accounting Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of July 2002.

/s/   Robert G. Culp, III           /s/   Patrick H. Norton *
      -------------------                 -------------------
      Robert G. Culp, III                 Patrick H. Norton
      (Chairman of the                    (Director)
       Board of Directors)

/s/   Franklin N. Saxon             /s/   Judith C. Walker *
      -----------------                   ------------------
      Franklin N. Saxon                   Judith C. Walker
         (Director)                         (Director)

/s/   Howard L. Dunn, Jr.*          /s/   H. Bruce English*
      --------------------                -----------------
      Howard L. Dunn, Jr.                 H. Bruce English
         (Director)                       (Director)

/s/   Patrick B. Flavin*
      ------------------
      Patrick B. Flavin
         (Director)

*     By  Franklin  N.  Saxon,  Attorney-in-Fact,   pursuant  to  Powers  of
Attorney filed with the Securities and Exchange Commission.

                             EXHIBITS INDEX


Exhibit Number  Exhibit

      10(hh) Form of Change of Control and Noncompetition Agreement, each dated December 11, 2001, by and between the Company and each of Robert G. Culp, III, Howard L. Dunn, Jr., Franklin N. Saxon, Kenneth M. Ludwig, and Rodney A. Smith. (*)

      10(ii) Ninth Amendment to Credit Agreement dated May 30, 2002, among Culp, Inc., Wachovia Bank, N.A. (successor by merger to First Union National Bank), as agent and as the sole bank.

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

      24(a)    Power of  Attorney of Howard L. Dunn,  Jr.,  dated June 26, 2002

      24(b)    Power of Attorney of H. Bruce  English,  dated July 12, 2002

      24(c)    Power of Attorney of Patrick B.  Flavin,  dated July 8, 2002

      24(d)    Power of  Attorney  of  Patrick H.  Norton,  dated June 26, 2002

      24(e)    Power of Attorney of Judith C.  Walker,  dated June 28, 2002