Form 10-Q
period 2002-07-28
CULP INC
filed 2002-09-11
CIK 723603

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 28, 2002

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

                                YES X    NO


            Common shares outstanding at July 28, 2002:  11,482,959
                                Par Value: $.05

                               INDEX TO FORM 10-Q
                       For the period ended July 28, 2002

Part I -  Financial Statements.                                           Page
------------------------------------------                               -------

Item 1.    Unaudited Interim Consolidated Financial Statements:

Consolidated Statements of Loss --Three Months Ended
July 28, 2002 and July 29, 2001                                            I-1

Consolidated  Balance  Sheets-July 28, 2002, July 29, 2001 and
April 28, 2002                                                             I-2

Consolidated Statements of Cash Flows--Three Months Ended July 28,
2002 and July 29, 2001                                                     I-3

Consolidated Statements of Shareholders' Equity                            I-4

Notes to Consolidated Financial Statements                                 I-5

Sales by Segment/Division                                                  I-12

International Sales by Geographic Area                                     I-13

Item 2.   Management's Discussion and Analysis of Financial                I-14
Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About
Market Risk                                                                I-21

Item 4.   Controls and Procedures                                          I-22

Part II - Other Information
-------------------------------------

Item 6.   Exhibits and Reports on Form 8-K                                 II-1

Signature                                                                  II-2

Certifications                                                             II-3

                                   CULP, INC.
                         CONSOLIDATED STATEMENTS OF LOSS
           FOR THE THREE MONTHS ENDED JULY 28, 2002 AND JULY 29, 2001

                (Amounts in Thousands, Except for Per Share Data)

                                                          THREE MONTHS ENDED (UNAUDITED)
                                              --------------------------------------------------------
                                                    Amounts                         Percent of Sales
                                              ---------------------               ---------------------
                                              July 28,   July 29,     % Over
                                                2002       2001      (Under)         2003        2002
                                              ---------- ----------  ---------     ---------- ---------
Net sales                                  $     85,888     86,463      (0.7)%      100.0 %     100.0 %
Cost of sales                                    72,034     75,674      (4.8)%       83.9 %      87.5 %
                                              ---------- ----------  ------------  ---------- ---------
      Gross profit                               13,854     10,789      28.4 %       16.1 %      12.5 %

Selling, general and
  administrative expenses                        10,437     11,235      (7.1)%       12.2 %      13.0 %
Restructuring expense                                 0      1,303    (100.0)%        0.0 %       1.5 %
                                              ---------- ----------  ------------  ---------- ---------
      Income (loss) from operations               3,417     (1,749)    295.4 %        4.0 %      (2.0)%

Interest expense                                  1,903      2,068      (8.0)%        2.2 %       2.4 %
Interest income                                    (150)       (23)    552.2 %       (0.2)%      (0.0)%
Other expense (income), net                         211        572     (63.1)%        0.2 %       0.7 %
                                              ---------- ----------  ------------  ---------- ---------
      Income (loss) before income taxes           1,453     (4,366)    133.3 %        1.7 %      (5.0)%
Income taxes *                                      538     (1,484)    136.3 %       37.0 %      34.0 %
                                              ---------- ----------  ------------  ---------- ---------
Income (loss) before cumulative effect of
   accounting change                                915     (2,882)    131.7 %        1.1 %      (3.3)%
Cumulative effect of accounting change,
   net of income taxes                          (24,151)         0
                                              ---------- ----------
      Net loss                              $   (23,236)    (2,882)
                                              ========== ==========

Basic income (loss) per share:
      Income (loss) before cumulative
         effect of accounting change        $      0.08      (0.26)    131.3 %
      Cumulative effect of accounting change      (2.12)      0.00     100.0 %
                                              ---------- ----------  --------
      Net loss                              $     (2.04)     (0.26)   (694.8)%
                                              ========== ==========  ========

Diluted income (loss) per share:
      Income (loss) before cumulative
         effect of accounting change        $      0.08      (0.26)    129.9 %
      Cumulative effect of accounting change      (2.12)      0.00     100.0 %
                                              ---------- ----------  --------
      Net loss                              $     (2.04)     (0.26)   (686.1)%
                                              ========== ==========  ========

Average shares outstanding                       11,383     11,221       1.4 %
Average shares outstanding, assuming dilution    11,765     11,221       4.8 %


* Percent of sales column for income taxes is calculated as a % of income (loss) before income taxes.

                                   CULP, INC.
                           CONSOLIDATED BALANCE SHEETS
                JULY 28, 2002, JULY 29, 2001, AND APRIL 28, 2002
                                    Unaudited
                             (Amounts in Thousands)

                                                 Amounts                    Increase
                                      ------------------------------       (Decrease)
                                         July 28,       July 29,    -------------------------  *April 28,
                                           2002           2001        Dollars       Percent      2002
                                      ---------------  ------------ ------------    ---------  ---------
Current assets
      Cash and cash investments     $         25,071           549       24,522    4,466.7 %     31,993
      Accounts receivable                     34,719        52,353      (17,634)     (33.7)%     43,366
      Inventories                             59,721        59,006          715        1.2 %     57,899
      Other current assets                    13,698         9,893        3,805       38.5 %     13,413
                                      ---------------  ------------ ------------    ---------  ---------
            Total current assets             133,209       121,801       11,408        9.4 %    146,671

Property, plant & equipment, net              89,201       109,417      (20,216)     (18.5)%     89,772
Goodwill                                       9,503        48,129      (38,626)     (80.3)%     47,083
Other assets                                   4,046         1,711        2,335      136.5 %      4,187
                                      ---------------  ------------ ------------    ---------  ---------

            Total assets            $        235,959       281,058      (45,099)     (16.0)%    287,713
                                      ===============  ============ ============    =========  =========

Current liabilities
      Current maturities of
         long-term debt             $            455         2,130       (1,675)     (78.6)%      1,483
      Accounts payable                        23,678        24,773       (1,095)      (4.4)%     24,327
      Accrued expenses                        15,239        16,494       (1,255)      (7.6)%     18,905
                                      ---------------  ------------ ------------    -------    ---------
            Total current liabilities         39,372        43,397       (4,025)      (9.3)%     44,715


Long-term debt                                96,078       108,522      (12,444)     (11.5)%    107,001

Deferred income taxes                          3,502        10,330       (6,828)     (66.1)%     16,932
                                      ---------------  ------------ ------------    ---------  ---------
           Total liabilities                 138,952       162,249      (23,297)     (14.4)%    168,648

Shareholders' equity                          97,007       118,809      (21,802)     (18.4)%    119,065
                                      ---------------  ------------ ------------    ---------  ---------

           Total liabilities and
           shareholders' equity     $        235,959       281,058      (45,099)     (16.0)%    287,713
                                      ===============  ============ ============    =========  =========

Shares outstanding                            11,483        11,221          262        2.3 %     11,320
                                      ===============  ============ ============    =========  =========


*  Derived from audited financial statements.

                                   CULP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED JULY 28, 2002 AND JULY 29, 2001
                                    Unaudited
                             (Amounts in Thousands)

                                                                           THREE MONTHS ENDED
                                                                        --------------------------
                                                                         July 28,      July 29,
                                                                           2002          2001
                                                                        ------------  ------------
Cash flows from operating activities:
    Net loss                                                         $      (23,236)       (2,882)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Cumulative effect of accounting change, net of income taxes        24,151             0
          Depreciation                                                        3,641         4,473
          Amortization of intangible assets                                     159           393
          Amortization of stock based compensation                               52           (13)
          Restructuring expense                                                   0         1,303
          Changes in assets and liabilities:
             Accounts receivable                                              8,647         5,496
             Inventories                                                     (1,822)          991
             Other current assets                                              (114)       (1,987)
             Other assets                                                       (18)           (3)
             Accounts payable                                                (2,366)         (123)
             Accrued expenses                                                (3,666)       (1,957)
             Income taxes payable                                                 0        (1,268)
                                                                        ------------  ------------
                Net cash provided by operating activities                     5,428         4,423
                                                                        ------------  ------------
Cash flows from investing activities:
    Capital expenditures                                                     (3,070)       (1,602)
                                                                        ------------  ------------
                Net cash used in investing activities                        (3,070)       (1,602)
                                                                        ------------  ------------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                      0            16
    Principal payments of long-term debt                                    (11,951)       (1,020)
    Change in accounts payable-capital expenditures                           1,717        (2,475)
    Proceeds from common stock issued                                           954             0
                                                                        ------------  ------------
                Net cash used in financing activities                        (9,280)       (3,479)
                                                                        ------------  ------------

Decrease in cash and cash investments                                        (6,922)         (658)

Cash and cash investments at beginning of period                             31,993         1,207
                                                                        ------------  ------------

Cash and cash investments at end of period                          $        25,071           549
                                                                        ============  ============

                                   CULP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

(Dollars in thousands, except share and per share data)

                                                                      Capital                   Accumulated
                                               Common Stock         Contributed                    Other              Total
                                       ---------------------------   in Excess     Retained    Comprehensive     Shareholders'
                                         Shares          Amount     of Par Value   Earnings       Income              Equity
------------------------------------------------------------------------------------------------------------------------------
Balance, April 29, 2001                  11,221,158     $   561           36,915      84,326                     $ 121,802
    Net loss                                                                          (3,440)                       (3,440)
    Net gain on cash flow hedges                                                                            7            7
    Common stock issued in connection
       with stock option plans               98,426           5              691                                       696
------------------------------------------------------------------------------------------------------------------------------
Balance,  April 28, 2002                 11,319,584     $   566           37,606      80,886                7    $ 119,065
    Net loss                                                                         (23,236)                      (23,236)
    Net gain on cash flow hedges                                                                          172          172
    Common stock issued in connection
       with stock option plans              163,375           8              998                                     1,006
------------------------------------------------------------------------------------------------------------------------------
Balance,  July 28, 2002                  11,482,959     $   574           38,604      57,650              179    $  97,007
==============================================================================================================================

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiary include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. All of these adjustments are of a normal recurring nature except as disclosed in notes 8 and 12 to the consolidated financial statements. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company's annual report on Form 10-K filed with the Securities and Exchange Commission on July 26, 2002 for the fiscal year ended April 28, 2002.
================================================================================


2. Accounts Receivable

     A summary of accounts receivable follows (dollars in thousands):

--------------------------------------------------------------------------------

                                             July 28, 2002        April 28, 2002
--------------------------------------------------------------------------------

Customers                                   $   38,525            $   46,886
Allowance for doubtful accounts                 (2,678)               (2,465)
Reserve for returns and allowances              (1,128)               (1,055)
--------------------------------------------------------------------------------

                                            $   34,719            $   43,366
================================================================================


3.  Inventories

     Inventories are carried at the lower of cost or market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

     A summary of inventories follows (dollars in thousands):

--------------------------------------------------------------------------------

                                               July 28, 2002      April 28, 2002
--------------------------------------------------------------------------------
Raw materials                                  $   28,717          $   27,081
Work-in-process                                     3,115               3,830
Finished goods                                     28,134              27,233
--------------------------------------------------------------------------------

Total inventories valued at FIFO                   59,966              58,144
Adjustments of certain inventories to LIFO           (245)               (245)
--------------------------------------------------------------------------------

                                               $   59,721          $   57,899
================================================================================


4.  Accounts Payable

     A summary of accounts payable follows (dollars in thousands):
--------------------------------------------------------------------------------

                                           July 28, 2002         April 28, 2002
--------------------------------------------------------------------------------
Accounts payable-trade                     $   20,581         $    22,947
Accounts payable-capital expenditures           3,097               1,380
--------------------------------------------------------------------------------

                                           $   23,678         $    24,327
================================================================================

5.  Accrued Expenses

        A summary of accrued expenses follows (dollars in thousands):
--------------------------------------------------------------------------------


                                                July  28, 2002    April 28, 2002
--------------------------------------------------------------------------------

Compensation, commissions and related benefits   $       5,660    $     10,122
Interest                                                 2,448           1,111
Restructuring                                            1,864           2,445
Other                                                    5,267           5,227
--------------------------------------------------------------------------------

                                                 $      15,239    $     18,905
================================================================================


6.  Long-Term Debt

        A summary of long-term debt follows (dollars in thousands):
--------------------------------------------------------------------------------


                                             July 28, 2002        April 28, 2002
--------------------------------------------------------------------------------
Unsecured notes                              $   75,000           $     75,000
Industrial revenue bonds                         19,712                 30,612
Canadian government loan                          1,821                  1,852
Obligations to sellers                                0                  1,020
--------------------------------------------------------------------------------
                                                 96,533                108,484
Less current maturities                            (455)                (1,483)
--------------------------------------------------------------------------------

                                             $   96,078           $    107,001
--------------------------------------------------------------------------------


     In August 2002, the company entered into an agreement with its principal bank lender that provides for a revolving loan commitment of $15,000,000. The agreement provides an additional $21,000,000 in letters of credit supporting the industrial revenue bonds described below. Borrowings under the facility generally carry interest at the London Interbank Offered Rate plus an adjustable margin based upon the company's debt/EBITDA ratio, as defined by the agreement. Letter of credit and commitment fees are also determined by the company's debt/EBITDA ratio, as defined by the agreement. The credit facility expires in August 2004.

     The unsecured notes have an average remaining term of 6 years. The principal payments become due from March 2006 to March 2010 with interest payable semi-annually at a fixed coupon rate of 7.76%.

     The industrial revenue bonds (IRBs) are generally due in balloon maturities which occur at various dates from 2009 to 2013. The IRBs are collateralized by letters of credit for the outstanding balance of the IRBs and certain interest payments accrued thereunder. As of July 28, 2002, the interest rate on outstanding IRBs was 4.6%, including the letter of credit fee percentage.

     The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At July 28, 2002, the company was in compliance with these financial covenants.

     The principal payment requirements of long-term debt during the next five fiscal years are: 2003 - $455,000; 2004 - $455,000; 2005 - $455,000; 2006 -
$11,456,000; and 2007 - $11,000,000.
================================================================================


7. Cash Flow Information

     Payments for interest and income taxes for the three months ended July 28, 2002 and July 29, 2001 follow (dollars in thousands):

--------------------------------------------------------------------------------

                                                           2003        2002
--------------------------------------------------------------------------------

Interest                                              $     573    $    785
Income taxes                                                430         612
================================================================================


8. Restructuring

     In April 2002, management approved a plan to exit the wet printed flock upholstery fabric business. The exit plan involved closing a printing facility and flocking operation within the Culp Velvets/Prints (CVP) division, reduction in related selling and administrative expenses and termination of 25 employees. The total charge for the exit plan was $9.7 million, of which approximately $8.2 million represented non-cash items relating to fixed asset and inventory write-downs.


     The following summarizes the activity in the CVP restructuring accrual (dollars in thousands):

--------------------------------------------------------------------------------

                                      Employee           Lease
                                     Termination    Termination and
                                      Benefits     Other Exit Costs      Total
--------------------------------------------------------------------------------
  Accrual established in fiscal 2002  $  842           $  610          $ 1,452

  Paid in fiscal 2002                     (5)              (5)             (10)
--------------------------------------------------------------------------------

  Balance, April 28, 2002                837              605            1,442

  Paid in fiscal 2003                   (336)             (22)            (358)
--------------------------------------------------------------------------------

  Balance, July 28, 2002              $  501           $  583          $ 1,084
--------------------------------------------------------------------------------


     During fiscal 2001 and continuing into fiscal 2002, the company undertook a restructuring plan in its upholstery fabric segment which involved (1) the consolidation of certain fabric manufacturing capacity within the Culp Decorative Fabrics (CDF) division, (2) closing one of the company's four yarn manufacturing plants within the Culp Yarn division, (3) an extensive reduction in selling, general and administrative expenses including the termination of 110 employees and (4) a comprehensive SKU reduction initiative related to finished goods and raw materials in CDF. For fiscal 2001, the total restructuring and related charges incurred were $7.4 million, of which approximately $3.4 million represented non-cash items relating to fixed asset and inventory write-downs, and $931,000 represented machinery and equipment relocation costs included in cost of sales. For fiscal 2002, the total restructuring and related charges incurred were $2.5 million, of which $160,000 represented non-cash items relating to fixed asset write-downs, and $1.2 million represented machinery and equipment relocation costs included in cost of sales.

     The following summarizes the activity in the CDF restructuring accrual (dollars in thousands):

--------------------------------------------------------------------------------

                                      Employee           Lease
                                     Termination    Termination and
                                      Benefits     Other Exit Costs       Total
--------------------------------------------------------------------------------
  Accrual established in fiscal 2001  $  969          $ 2,116           $ 3,085

  Paid in fiscal 2001                   (491)            (211)             (702)
--------------------------------------------------------------------------------
  Balance, April 29, 2001                478            1,905             2,383

  Additions in fiscal 2002               925              218             1,143

  Paid in fiscal 2002                   (891)          (1,632)           (2,523)
--------------------------------------------------------------------------------
  Balance, April 28, 2002                512              491             1,003

  Paid in fiscal 2003                    (76)            (147)             (223)
--------------------------------------------------------------------------------

  Balance, July 28, 2002              $  436          $   344           $   780
================================================================================


9. Comprehensive Loss

     Comprehensive loss is the total of net loss and other changes in equity, except those resulting from investments by shareholders and distributions to shareholders not reflected in net loss.

     A summary of total comprehensive loss for the three months ended July 28, 2002 and July 29, 2001 follows (dollars in thousands):
--------------------------------------------------------------------------------
                                                              2003         2002
--------------------------------------------------------------------------------

Net loss                                                  $ (23,236)   $ (2,882)
Gain (loss) on foreign currency contracts, net of taxes:
   Net changes in fair value                                    173         (98)
   Net gains reclassified into earnings                          (1)          0
--------------------------------------------------------------------------------
                                                          $ (23,064)   $ (2,980)
--------------------------------------------------------------------------------

     Gains on cash flow hedges reflected in other comprehensive loss above are expected to be recognized in results of operations over the next nine months.
================================================================================


10.  Income (Loss) per Share

     Basic income (loss) per share is computed using the weighted-average number of shares outstanding during the period. Diluted income per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock options calculated using the treasury stock method. Weighted average shares used in the computation of basic and diluted income
(loss) per share follows:

(in thousands)                                         Three Months Ended
--------------------------------------------------------------------------------

                                             July 28, 2002         July 29, 2001
--------------------------------------------------------------------------------

Weighted average common
        shares outstanding, basic                11,383                11,221
Effect of dilutive stock options                    382                     0
--------------------------------------------------------------------------------
Weighted average common
        shares outstanding, diluted              11,765                11,221
--------------------------------------------------------------------------------

     Options to purchase 205,625 shares and 1,022,676 shares of common stock were not included in the computation of diluted income (loss) per share for the three months ended July 28, 2002 and July 29, 2001 respectively, because the exercise price of the options was greater than the average market price of the common shares.
================================================================================


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

     Sales and gross profit for the company's operating segments for the three months ended July 28, 2002 and July 29, 2001 follow (dollars in thousands):

-------------------------------------------------------------------------------

                                                 2003                   2002
-------------------------------------------------------------------------------
Net sales
     Upholstery Fabrics                   $      59,950         $      61,647
     Mattress Ticking                            25,938                24,816
-------------------------------------------------------------------------------

                                          $      85,888         $      86,463
-------------------------------------------------------------------------------

Gross Profit
     Upholstery Fabrics                   $       8,001         $       4,540
     Mattress Ticking                             5,853                 6,249
-------------------------------------------------------------------------------

                                          $      13,854         $      10,789
-------------------------------------------------------------------------------

     Identifiable assets, consisting of accounts receivable, inventories and goodwill, for the company's operating segments as of July 28, 2002 and July 29, 2001 follow (dollars in thousands):

--------------------------------------------------------------------------------

                                                  2003                 2002
--------------------------------------------------------------------------------

     Upholstery Fabrics                      $    72,649         $    47,256[1]
     Mattress Ticking                             31,294              11,750[1]
--------------------------------------------------------------------------------

                                             $   103,943         $    59,006
--------------------------------------------------------------------------------

[1] Includes inventories only for fiscal 2002. Inventories by operating segment for fiscal 2003: $44,946 for Upholstery Fabrics and $14,775 for Mattress Ticking.
================================================================================


12. Recently Adopted Accounting Standard

     The company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective April 29, 2002. SFAS No. 142 represents a substantial change in how goodwill is accounted for. SFAS No. 142 requires that goodwill no longer be amortized and that goodwill be tested for impairment by comparing each reporting unit's carrying value to its fair value. SFAS No. 142 requires that any goodwill impairment loss recognized as a result of initial application be reported as a change in accounting principle, and that the income per share effects of the accounting change be separately disclosed.

     As required by the standard, the company ceased recording goodwill amortization for fiscal 2003. The following table reconciles net loss to its amount adjusted to exclude goodwill for the first quarter of fiscal 2002:

(in thousands, except per share data)                    Three Months Ended
--------------------------------------------------------------------------------

                                                           July 29, 2001
--------------------------------------------------------------------------------

Reported net loss                                         $     (2,882)
Goodwill amortization, net of tax                                  230
--------------------------------------------------------------------------------
Adjusted net loss                                               (2,652)
--------------------------------------------------------------------------------
Reported net loss per share, basic and diluted                   (0.26)
Adjusted net loss per share, basic and diluted                   (0.24)
--------------------------------------------------------------------------------

     For the initial application of SFAS No. 142, an independent business valuation specialist was engaged to assist the company in the determination of the fair market value of the Culp Decorative Fabrics (CDF) division because of the significance of the goodwill associated with the division and due to its operating performance for fiscal 2002 and 2001. The carrying value of the CDF division was determined to be less than its fair value as determined using several different valuation methods, including comparable company, comparable transaction and discounted cash flow analysis. Accordingly, the company recorded a goodwill impairment charge of $37.6 million ($24.2 million net of taxes of $13.4 million), or $2.12 per share diluted, related to the goodwill associated with the CDF division. After the goodwill impairment charge, the company's goodwill by division is: Culp Decorative Fabrics - $4.7 million, Culp Yarn - $700,000 and Culp Home Fashions - $4.1 million.
================================================================================


13. Subsequent Event

     On August 27, 2002, the company announced a restructuring plan within the Culp Decorative Fabrics division aimed at lowering manufacturing costs, simplifying the dobby fabric upholstery line, increasing asset utilization and enhancing the division's manufacturing competitiveness. The restructuring plan principally involves consolidation of the division's weaving, finishing, yarn-making and distribution operations by closing the facility in Chattanooga, Tennessee and integrating these functions into other plants. Additionally, the company plans to significantly reduce the number of stock keeping units (SKUs) offered in the dobby product line. The company estimates that this plan will result in a net reduction in workforce of approximately 300 positions. Restructuring and related charges of approximately $15 million, or $9.1 million net of taxes, are estimated to be recorded over the next nine months. Approximately $4.3 million of the restructuring charges are expected to be non-cash items.
================================================================================

                                   CULP, INC.
                            SALES BY SEGMENT/DIVISION
           FOR THE THREE MONTHS ENDED JULY 28, 2002 AND JULY 29, 2001

                                   (Amounts in thousands)

                                               THREE MONTHS ENDED (UNAUDITED)
                                ------------------------------------------------------------
                                       Amounts                        Percent of Total Sales
                                 ---------------------                -----------------------
                                 July 28,   July 29,      % Over
Segment/Division                   2002       2001        (Under)        2003        2002
------------------------------   ---------  ----------  ------------  ----------   ----------
Upholstery Fabrics
    Culp Decorative Fabrics   $    34,731      35,160      (1.2)%       40.4 %       40.7 %
    Culp Velvets/Prints            23,119      25,520      (9.4)%       26.9 %       29.5 %
    Culp Yarn                       2,100         967     117.2 %        2.4 %        1.1 %
                                 ---------  ----------  ------------  ----------   ----------
                                   59,950      61,647      (2.8)%       69.8 %       71.3 %

Mattress Ticking
    Culp Home Fashions             25,938      24,816       4.5 %       30.2 %       28.7 %
                                 ---------  ----------  ------------  ----------   ----------

                            * $    85,888      86,463      (0.7)%      100.0 %      100.0 %
                                 =========  ==========  ============  ==========   ==========


* U.S. sales were $75,465 and $71,800 for the first quarter of fiscal 2003 and fiscal 2002, respectively.
The percentage increase in U.S. sales was 5.1% for the first quarter of fiscal 2003.

                                   CULP, INC.
                     INTERNATIONAL SALES BY GEOGRAPHIC AREA
           FOR THE THREE MONTHS ENDED JULY 28, 2002 AND JULY 29, 2001

                             (Amounts in thousands)

                                                 THREE MONTHS ENDED (UNAUDITED)
                                ------------------------------------------------------------------
                                        Amounts                           Percent of Total Sales
                                -------------------------                -------------------------
                                 July 28,      July 29,      % Over
      Geographic Area              2002          2001        (Under)        2003          2002
----------------------------    ------------  -----------  ------------  -----------    ----------
North America (Excluding USA)  $      7,550        8,052     (6.2)%         72.4 %        54.9 %
Europe                                  123          705    (82.6)%          1.2 %         4.8 %
Middle East                             887        2,903    (69.4)%          8.5 %        19.8 %
Far East & Asia                       1,331        2,570    (48.2)%         12.8 %        17.5 %
South America                           243          159     52.8 %          2.3 %         1.1 %
All other areas                         289          274      5.5 %          2.8 %         1.9 %
                                ------------  -----------  ------------  -----------    ----------

                               $     10,423       14,663    (28.9)%        100.0 %       100.0 %
                                ============  ===========  ============  ===========    ==========


International sales, and the percentage of total sales, for each of the last three fiscal years follows: fiscal 2000 - $111,104 (23%); fiscal 2001 - $77,824 (19%) and fiscal 2002 - $53,501 (14%). International sales for the first quarter represented 12.1% and 17.0% for 2003 and 2002, respectively.

Item 2.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Results of Operations

The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

Overview

Culp is one of the largest integrated marketers in the world for upholstery fabrics for furniture and mattress fabrics (ticking) for bedding. The company's fabrics are used primarily in the production of residential and contract upholstered furniture and bedding products, including sofas, recliners, chairs, love seats, sectionals, sofa-beds, office seating and mattress sets. Although Culp markets fabrics at most price levels, the company emphasizes fabrics that have broad appeal in the promotional and popular-priced categories of furniture and bedding.

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

Restructuring Actions

On August 27, 2002 the company announced the following restructuring plan.

As a result of successful restructuring and productivity enhancement initiatives during the past year, the company has identified a significant opportunity for further restructuring within its Culp Decorative Fabrics ("CDF") division that is expected to:

-     substantially lower manufacturing costs;
-     dramatically simplify its dobby upholstery fabric product line;
-     significantly increase asset utilization; and
-     enhance the division's manufacturing competitiveness

While the company's recent profit improvement actions have resulted in substantial gains in productivity and margins at certain CDF locations, the division's gross profit margins still have significant room for improvement, and are below management's targeted levels. The progress made at certain CDF plants over the past year, however, has allowed for higher production outputs at these locations while using the same asset base. In addition, management has focused attention within this division to materially reduce manufacturing complexity by:
(1) simplifying raw material components; (2) eliminating low volume finished goods SKUs; and (3) configuring manufacturing for greater flexibility. The progress to date has resulted in the identification of additional opportunities to eliminate the least efficient and higher cost elements of the division's manufacturing base and to make higher use of the division's most productive assets. Based upon these considerations, subsequent to the quarter ending July 28, 2002, management approved a plan to significantly simplify dobby upholstery fabric offerings and consolidate the operations of the division's Chattanooga, Tennessee facility into other CDF plants, mainly the weaving plant in Pageland, South Carolina and the finishing plant in Burlington, North Carolina. The restructuring is expected to reduce annual expenses by $12 million to $15 million when fully implemented, while still maintaining capacity within the division's manufacturing assets to meet anticipated levels of demand for the foreseeable future. The benefit of the cost savings is expected to be partially realized beginning in the third quarter of fiscal 2003, with most or all of the benefit being experienced by the fourth quarter.

The restructuring action will involve the closing of the Chattanooga facility, which contains weaving, finishing, yarn-making and distribution operations. This facility incurred about $20 million in manufacturing labor and overhead costs during fiscal 2002. Some of the newest equipment located there will be moved to Pageland and other CDF facilities, while other equipment will be sold or retired. As an initial step, the forty most modern weaving looms located in Chattanooga will be moved to Pageland during the company's second quarter, beginning in September. Also during the second quarter, the finishing, yarn-making and distribution operations will be consolidated into other CDF facilities.

As a further part of the restructuring plan, the company will construct a small addition to the Pageland plant to allow for the increased output at the facility. The company also plans to purchase twenty (20) high speed weaving machines to be located at the Pageland facility. Finally, certain jacquard looms located at CDF's other weaving locations will be modified in ways that will allow them to produce some of the dobby products now produced at Chattanooga. This will also aid production during the transition period while equipment is being moved and installed. Weaving operations at the Chattanooga plant will be scaled back over time, beginning in the second quarter, and are expected to be completely terminated by the end of the third quarter.

A key part of the restructuring is a substantial reduction in the complexity of the company's dobby upholstery fabric product line, which is expected to increase the efficiency of operations and greatly simplify the raw material components for this category of fabrics. As part of the changes being announced, the company plans to discontinue approximately 70% of its stock keeping units
(SKUs) of dobby fabrics by the end of the second quarter. These discontinued SKUs represented only 10%, or $4 million, of the dobby product line sales for the twelve months ended July 28, 2002. To minimize the impact on its customers, the company plans to offer one final production run of the discontinued products.

The construction at the Pageland facility and new loom purchases are expected to cost approximately $4 million, and it is anticipated that these assets will be placed into production by the end of fiscal 2003. The Chattanooga plant currently has approximately 350 employees, and all of those positions will be eliminated in the restructuring initiative. It is anticipated that the current actions will lead to the addition of approximately 50 positions in other CDF plants. Therefore, CDF expects to reduce its overall headcount by 25% with this plan.

Once fully implemented, the restructuring plan is expected to significantly improve gross margins within CDF, while allowing the division the ability to meet foreseeable levels of demand, all on a substantially lower cost base. Management expects that the restructuring actions will reduce CDF's annual fixed manufacturing costs by approximately $8 million, or 29%, from the $29 million spent in fiscal 2002. The remaining cost savings of $4 - 7 million are expected to come from reduced variable production costs, as a result of greater utilization of an asset base that has significantly better efficiency and employs substantially fewer people. By consolidating the best assets from the Chattanooga plant into other CDF locations, in combination with transferring some production to the additional high speed looms that will be added to CDF's asset base, management anticipates that the average speed and the average utilization of the weaving and finishing equipment within the division will be substantially increased.

The actions described above are expected to result in restructuring and related charges of approximately $15.0 million, which amounts to $9.1 million on an after-tax basis, or $0.78 per share, diluted. The charges will be incurred mostly in the second quarter ending October 27, 2002, with approximately $750,000 expected to be incurred in the second half of fiscal 2003. These restructuring charges, of which $4.3 million are expected to be non-cash items, will principally involve building lease termination costs, severance costs, equipment write-downs, inventory markdowns and equipment relocation costs.

Management will take steps to minimize disruptions in production as the CDF assets are being moved and re-configured, but it is anticipated that the restructuring actions will impact operating earnings (before restructuring charges) during the second quarter by $500,000 to $900,000, or $0.03 to $0.05 per share, diluted. The company expects, however, that these short-term transition costs will be recovered during the third and fourth quarters of this fiscal year. Management believes that the long-term gains resulting from this restructuring will outweigh any short-term costs and the restructuring and related charges.


Three Months ended July 28, 2002 compared with Three Months ended July 29, 2001

NET SALES - Upholstery fabric sales for the first quarter of fiscal 2003 decreased 2.8% to $59.9 million (see sales by Segment/Division on page I-12). Domestic upholstery fabric sales increased $2.8 million, or 5.5%, to $53.0 million, while international sales of this category declined $4.5 million, or 39.2%, due primarily to the exiting of the wet printed flock fabric product line as of April 28, 2002.

Mattress fabric sales for the first quarter of fiscal 2003 increased 4.5% to $25.9 million. Sales to U.S. bedding manufacturers increased 4.1% while international sales gained 7.3%.

In line with apparent overall furniture and bedding industry trends, domestic sales declined by 3.2% for the month of July after being ahead of the prior year through the first two months of the quarter by 8.8%. It appears that the sales softness, which began in mid July, has continued into August, and the company now believes domestic sales for the second quarter ending October 27, 2002 will be flat to slightly down in comparison with the second quarter of last year.

The company believes that domestic sales for fiscal 2003, as a whole, will increase over the fiscal 2002 total of $328.4 million.

Gross Profit and Cost of Sales. Gross profit increased $2.1 million, or 17.7%, compared with the year-earlier period, excluding restructuring and related charges, and increased as a percentage of net sales to 16.1% from 13.6%. This significant improvement reflects gross profit dollar and margin gains in each of the upholstery fabrics divisions, particularly Culp Decorative Fabrics (CDF). The key factors behind these gains were: (1) a more profitable sales mix across the divisions; (2) the elimination of the losses related to the wet printed flock business; and (3) the increasing productivity benefits from the 2001 restructuring actions taken in CDF. The first quarter represented the second consecutive quarter of higher year-over-year gross profit dollars and margins for CDF. The company is optimistic that gross margin in CDF can be improved significantly over the next one to two years. In order to continue the positive margin trend and reach targeted margin levels, the company is focusing its efforts to: (1) improve the profitability of the current sales mix by several gross margin points; (2) substantially improve asset utilization (i.e. the same or more yards produced on a lower asset base); (3) improve manufacturing performance, in terms of productivity and inventory obsolescence, and (4) successfully implement the restructuring plan discussed above.

Partially offsetting these gains in CDF, Culp Home Fashions reported slightly lower gross profit dollars and margins, due solely to a supply agreement under which products are sourced in Europe, both because of the higher intrinsic cost of these European goods, and because of the weakening of the U.S. dollar against the euro (since the products purchased under the agreement are priced in euros). The division entered into an agreement with a European supplier last fall as part of the termination of a long-term supply relationship. The agreement provided, among other things, that the company maintain a certain level of weekly purchases through October 31, 2002. Therefore, for the first and second quarters of this year, the company has been required to source products from this supplier that are significantly more expensive than products manufactured at the company's U.S. or Canadian plants in order to meet the agreement's minimum purchase levels. The margin impact of this European sourcing will be substantially completed in the second quarter, which ends October 27, 2002. The company estimates the impact for the second quarter will approximate $800,000 or $0.04 per share, after taxes. The company had planned during the last fiscal year for the termination of this supply agreement by initiating a plan to increase capacity in the U.S. and Canadian plants beginning in the first quarter and ending by December 2002. This capacity expansion project accounts for approximately $4.5 million of the company's fiscal 2003 capital spending plan.

Selling, General and Administrative Expenses. SG&A expenses for the first quarter declined $798,000, or 7.1%, from the prior year, and as a percent of net sales, SG&A expenses declined to 12.2% from 13.0%. SG&A expenses in the first quarter include bad debt expense of $347,000 compared with $800,000 in the year-earlier period.

Interest Expense (Income). Interest expense for the first quarter declined to $1.9 million from $2.1 million due to significantly lower borrowings outstanding, offset somewhat by an increase in the interest rate on the private placement debt. Interest income increased to $150,000 from $23,000 due to significantly higher invested cash as compared with the prior year.

Other Expense. Other expense for the first quarter of fiscal 2003 totaled $211,000 compared with $572,000 in the prior year. The decrease was principally due to the adoption of SFAS No. 142, which discontinued the amortization of goodwill. Goodwill amortization during first quarter fiscal 2002 was $350,000. Also, during first quarter of fiscal 2003 debt issue cost totaling $113,700 was expensed due to the repayment of $10.9 million in industrial revenue bonds
(IRBs).

Income  Taxes.   Excluding  the  cumulative  effect  of  accounting  change  and restructuring and related charges, the effective tax rate for the first quarter of fiscal 2003 was 37.0% compared to 34.0% the prior year.

Liquidity and Capital Resources

Liquidity. Cash and cash investments as of July 28, 2002 decreased to $25.1 million from $32.0 million at fiscal year end, reflecting cash flow from operations of $5.4 million, capital expenditures of $3.1 million, debt repayment of $12.0 million, stock issuance of $1.0 million and an increase in accounts payable for capital expenditures of $1.7 million.

Accounts receivable as of July 28, 2002 decreased 33.7% from the year-earlier level, due principally to the decline in international sales with their related longer credit terms, and an increase in the number of customers taking the cash discount for shorter payment terms. Days sales outstanding totaled 34 days at July 28, 2002 compared with 51 a year ago and 36 at last fiscal year end. The aging of accounts receivable was 98.7% current and less than 30 days past due versus 91.9% a year ago. Inventories at the close of the first quarter increased 1.2% from a year ago. Inventory turns for the first quarter were 4.9 versus 5.1 for the year-earlier period. Operating working capital (comprised of accounts receivable, inventory and accounts payable) was $70.8 million at July 28, 2002, down from $86.6 million a year ago.

EBITDA for the first quarter of fiscal 2003 was $7.4 million compared with $4.7 million in the prior year. EBITDA includes earnings before interest, income taxes, depreciation, amortization, all restructuring and related charges, certain non-cash charges and cumulative effect of accounting change, as defined by the company's credit agreement.

Financing Arrangements. The company reduced funded debt by $12.0 million from last fiscal year end. Funded debt equals long-term debt plus current maturities. Funded debt was $96.5 million at July 28, 2002, compared with $108.5 million at fiscal 2002 year end. The company's funded debt-to-capital ratio was 49.9% at July 28, 2002.

Culp has $75 million of senior unsecured notes with an average remaining term of six years and a fixed coupon rate of 7.76%. The company also has a $1.8 million non-interest bearing Canadian government loan.

In addition, the company entered into a new loan agreement during August 2002 with its principal bank lender that provides, among other things, for: (1) a two year $34.7 million credit facility, which includes a $15.0 million revolving credit line and $19.7 million for letters of credit for the company's industrial revenue bonds (IRB's) excluding interest, (2) lower interest rates based upon a pricing matrix, and (3) improved financial covenants. The IRB's are collateralized by letters of credit for the outstanding balance of the IRBs and certain interest payments accrued thereunder. Interest on the outstanding IRBs as of July 28, 2002 was 4.60%. Also, the agreement specifically allows for the fiscal 2003 Culp Decorative Fabrics restructuring and related charges (see discussion above).

The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. The company's principal financial covenants are (1) funded debt to EBITDA; (2) EBILTDA to interest expense plus leases; (3) funded debt to total capital; (4) funded debt to tangible capital; and (5) minimum tangible shareholders' equity. EBILTDA includes earnings before interest, income taxes, lease expense, depreciation, amortization, all restructuring and related charges, certain non-cash charges and cumulative effect of accounting change, as defined by the company's credit agreement. As of July 28, 2002, the company was in compliance with these financial covenants.

Capital Expenditures. Capital spending for the first quarter of fiscal 2003 was $3.1 million. The company's original budget for capital spending for all of fiscal 2003 was $8.5 million, compared with $4.7 million in fiscal 2002. As part of the fiscal 2003 restructuring plan in the Culp Decorative Fabrics division (see discussion above), the company increased the budget by $4.5 million to $13.0 million. Depreciation for the first quarter of fiscal 2003 totaled $3.6 million, and is estimated at $15.0 million for the full fiscal year.

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


Critical Accounting Policies and Recent Accounting Developments

The company considered the disclosure requirements of Financial Reporting Release No. 60 regarding critical accounting policies and Financial Reporting Release No. 61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that there were no material changes during the first three months of fiscal 2003 that would warrant further disclosure beyond those matters previously disclosed in the company's Annual Report on Form 10-K for the year ended April 28, 2002 except for the areas noted below:

Long-lived Assets

The company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective April 29, 2002. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, and also resolves implementation issues related to SFAS 121. Adoption of SFAS No. 144 did not have a significant impact on the company's financial position, results of operations or cash flows.

Goodwill

As of April 29, 2002, Culp adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 represents a substantial change in how goodwill is accounted for. SFAS No. 142 requires that goodwill no longer be amortized and that goodwill be tested for impairment by comparing the reporting unit's carrying value to its fair value as of April 29, 2002. SFAS No. 142 requires that any goodwill impairment loss recognized as a result of initial application be reported as of the first quarter of fiscal 2003 as a change in accounting principle, and that the income per share effects of the accounting change be separately disclosed.

For initial application of SFAS No. 142, an independent business valuation specialist was engaged to assist the company in the determination of the fair market value of Culp Decorative Fabrics because of the significance of the goodwill associated with the division and due to its operating performance for fiscal 2001 and 2002. As a result of the adoption of SFAS No. 142, the company recorded a non-operating, non-cash goodwill impairment charge of $37.6 million ($24.2 million net of taxes of $13.4 million), or $2.12 per share diluted, related to the goodwill associated with the Culp Decorative Fabrics division. After the goodwill impairment charge, the company's remaining goodwill relates to the following divisions: Culp Decorative Fabrics - $4.7 million, Culp Yarn - $0.7 million and Culp Home Fashions - $4.1 million.


Forward-Looking Information

This quarterly report on Form 10-Q contains statements that may be deemed "forward-looking statements" within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Such statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by qualifying words such as "expect," "believe," "estimate," "plan," and "project" and their derivatives. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income and general economic conditions. Decreases in these economic indicators could have a negative effect on the company's business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely. Because of the percentage of the company's sales derived from international shipments, strengthening of the U.S. dollar against other currencies could make the company's products less competitive on the basis of price in markets outside the United States. Additionally, economic and political instability in international areas could affect the demand for the company's products. Finally, unanticipated delays or costs in executing restructuring actions could cause the cumulative effect of restructuring actions to fail to meet the objectives set forth by management.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company has not experienced any significant changes in market risk since July 28, 2002.

The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin under the company's revolving credit agreement and variable rate debt in connection with industrial revenue bonds. The annual impact on the company's results of operations of a 100 basis point interest rate change on the July 28, 2002 outstanding balance of the variable rate debt would be approximately $197,000.

The company's exposure to fluctuations in foreign currency exchange rates is due primarily to a foreign subsidiary domiciled in Canada and firmly committed and anticipated purchases of certain machinery, equipment and raw materials in foreign currencies. The company's Canadian subsidiary uses the United States dollar as its functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with the Canadian subsidiary. However, the company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firmly committed and anticipated purchases of certain machinery, equipment and raw materials. The amount of Canadian-denominated sales and manufacturing costs are not material to the company's consolidated results of operations; therefore, a 10% change in the exchange rate at July 28, 2002 would not have a significant impact on the company's results of operations or financial position. Additionally, as the company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Item 4.  Controls and Procedures

In the quarter ended July 28, 2002, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


Item 6.   Exhibits and Reports on Form 8-K

      The following exhibits are filed as part of this report.

3(i)                Articles of Incorporation  of the Company,  as
                amended.

3(ii)               Restated and Amended  Bylaws of  the  Company,
                as amended June 12, 2001, were filed as Exhibit 3(ii) to the Company's Form 10-Q for the quarter ended July 29, 2001 filed September 12, 2001, and are incorporated herein by reference.

10(a)               Amended and Restated  Credit  Agreement  dated
                as of August 23, 2002 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank.

10(b)               Fourth   Amendment   to   Reimbursement    and
                Security Agreements dated August 23, 2002, made by and between Culp, Inc. and Wachovia Bank, National Association.

99(a)               Certification   of  Chief  Executive   Officer
                Pursuant to Section 906 of  Sarbanes-Oxley  Act of
                2002.

99(b)               Certification   of  Chief  Financial   Officer
                Pursuant to Section 906 of  Sarbanes-Oxley  Act of
                2002.




(b)  Reports on Form 8-K:

The following reports on Form 8-K were filed during the period covered by this report:

   (1) Form 8-K dated June 3, 2002, included under Item 5, Other Events, the Company's press release for quarterly earnings and the Financial Information Release relating to certain financial information for the quarter and year ended April 28, 2002.



                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CULP, INC.
                                    (Registrant)


Date:   September 11, 2002     By:  /s/  Franklin N. Saxon
                                         Franklin N. Saxon
                                         Executive  Vice  President and
                                         Chief Financial Officer

                                         (Authorized to sign on behalf
                                         of  the  registrant  and  also
                                         signing as principal financial officer)

                             CERTIFICATIONS

I, Robert G. Culp, III, Chairman of the Board and Chief Executive
Officer of Culp, Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Culp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 11, 2002

                                           /s/  Robert G. Culp, III
                                          Robert G. Culp, III
                                          Chairman of the Board and
                                            Chief Executive Officer


I, Franklin N. Saxon, Executive Vice President and Chief Financial Officer of Culp, Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Culp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 11, 2002

                                           /s/ Franklin N. Saxon
                                          Franklin N. Saxon
                                          Executive Vice President and
                                            Chief Financial Officer