Form 10-Q
period 2002-10-27
CULP INC
filed 2002-12-11
CIK 723603

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 27, 2002

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

                                YES X    NO


          Common shares outstanding at October  27, 2002:  11,482,959
                                Par Value: $.05

                               INDEX TO FORM 10-Q
                      For the period ended October 27, 2002

Part I -  Financial Statements.                                        Page
------------------------------------------                            -------

Item 1.    Unaudited Interim Consolidated Financial Statements:

Consolidated Statements of Income (Loss) Three and Six Months Ended
  October  27, 2002 and October 28, 2001                                I-1

Consolidated Balance Sheets October 27, 2002, October 28, 2001
  and April 28, 2002                                                    I-2

Consolidated Statements of Cash Flows Six Months Ended October
  27, 2002 and October 28, 2001                                         I-3

Consolidated Statements of Shareholders' Equity                         I-4

Notes to Consolidated Financial Statements                              I-5

Item 2.   Management's Discussion and Analysis of Financial             I-15
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About                I-25
          Market Risk

Item 4.   Controls and Procedures                                       I-26

Part II - Other Information
Item 4.   Submission of Matters to a Vote of Security Holders           II-1

Item 6.   Exhibits and Reports on Form 8-K                              II-2

Signature                                                               II-3

Certifications                                                          II-3

Item 1: Financial Statements

                                   CULP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
 FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 27, 2002 AND OCTOBER 28, 2001

                (Amounts in Thousands, Except for Per Share Data)

                                                                          THREE MONTHS ENDED (UNAUDITED)
                                                  -----------------------------------------------------------------------------

                                                              Amounts                                   Percent of Sales
                                                  --------------------------------------------    -----------------------------
                                                      October 27,    October 28,  % Over
                                                         2002           2001      (Under)              2003           2002
                                                  ---------------  -----------  -------------     -------------  --------------
Net sales                                      $          83,573       96,400      (13.3) %           100.0 %         100.0 %
Cost of sales                                             69,830       80,858      (13.6) %            83.6 %          83.9 %
                                                  ---------------  -----------  -------------     -------------  --------------
   Gross profit                                           13,743       15,542      (11.6) %            16.4 %          16.1 %

Selling, general and
  administrative expenses                                  9,481       11,550      (17.9) %            11.3 %          12.0 %
Restructuring expense                                     13,360            0      100.0  %            16.0 %           0.0 %
                                                  ---------------  -----------  -------------     -------------  --------------
   Income (loss)  from operations                         (9,098)       3,992     (327.9) %           (10.9)%           4.1 %

Interest expense                                           1,676        1,963      (14.6) %             2.0 %           2.0 %
Interest income                                             (121)         (34)     255.9  %            (0.1)%          (0.0)%
Other expense (income), net                                  242          765      (68.4) %             0.3 %           0.8 %
                                                  ---------------  -----------  -------------     -------------  --------------
   Income (loss) before income taxes                     (10,895)       1,298     (939.4) %           (13.0)%           1.3 %

Income taxes  *                                           (4,305)         441   (1,076.2) %            39.5 %          34.0 %
                                                  ---------------  -----------  -------------     -------------  --------------

   Net income (loss)                           $          (6,590)         857     (869.0) %            (7.9)%           0.9 %
                                                  ===============  ===========  =============     =============  ==============

Net income (loss) per share, basic                        ($0.57)       $0.08     (812.5) %
Net income (loss)  per share, diluted                     ($0.57)       $0.08     (812.5) %
Average shares outstanding, basic                         11,483       11,221        2.3  %
Average shares outstanding, diluted                       11,483       11,281        1.8  %


                                                           SIX MONTHS ENDED (UNAUDITED)
                                                  ------------------------------------------------------------------------------

                                                              Amounts                                       Percent of Sales
                                                  --------------------------------------------     -----------------------------
                                                      October 27,   October 28,     % Over
                                                         2002           2001        (Under)            2003             2002
                                                  ----------------  -----------  -------------     -------------  --------------

Net sales                                      $         169,461      182,863       (7.3) %           100.0 %         100.0 %
Cost of sales                                            141,864      156,532       (9.4) %            83.7 %          85.6 %
                                                  ----------------  -----------  -------------     -------------  --------------
   Gross profit                                           27,597       26,331        4.8  %            16.3 %          14.4 %

Selling, general and
  administrative expenses                                 19,918       22,785      (12.6) %            11.8 %          12.5 %
Restructuring expense                                     13,360        1,303      100.0  %             7.9 %           0.7 %
                                                  ----------------  -----------  -------------     -------------  --------------
   Income (loss) from operations                          (5,681)       2,243     (353.3) %            (3.4)%           1.2 %

Interest expense                                           3,579        4,031      (11.2) %             2.1 %           2.2 %
Interest income                                             (271)         (57)     375.4  %            (0.2)%          (0.0)%
Other expense (income), net                                  453        1,337      (66.1) %             0.3 %           0.7 %
                                                  ----------------  -----------  -------------     -------------  --------------
   Loss before income taxes                               (9,442)      (3,068)    (207.8) %            (5.6)%          (1.7)%

Income taxes  *                                           (3,767)      (1,043)    (261.2) %            39.9 %          34.0 %
                                                  ----------------  -----------  ----------        -------------  --------------
Loss before cumulative effect of
   accounting change                                      (5,675)      (2,025)    (180.2) %            (3.3)%          (1.1)%
                                                                                                   =============  ==============

Cumulative effect of accounting change,
    net of income taxes                                  (24,151)           0
                                                  ----------------  -----------

   Net loss                                    $         (29,826)      (2,025)
                                                  ================  ===========

Basic loss per share:
   Loss before cumulative effect of
      accounting change                        $           (0.50)       (0.18)    (175.1) %
   Cumulative effect of accounting change                  (2.11)        0.00     (100.0) %
                                                  ----------------  -----------  ----------
   Net loss                                                (2.61)       (0.18)  (1,345.6) %
                                                  ================  ===========  ==========

Diluted loss per share:
   Loss before cumulative effect of
      accounting change                        $           (0.50)       (0.18)    (175.1) %
   Cumulative effect of accounting change                  (2.11)        0.00     (100.0) %
                                                  ----------------  -----------  ----------
   Net loss                                                (2.61)       (0.18)  (1,345.6) %
                                                  ================  ===========  ==========

Average shares outstanding, basic                         11,433       11,221        1.9  %
Average shares outstanding, diluted                       11,433       11,221        1.9  %


 *   Percent of sales column is calculated as a % of income (loss) before income taxes.

                                   CULP, INC.
                           CONSOLIDATED BALANCE SHEETS
             OCTOBER 27, 2002, OCTOBER 28, 2001, AND APRIL 28, 2002
                                    Unaudited
                             (Amounts in Thousands)

                                                        Amounts                      Increase
                                             -------------------------------        (Decrease)
                                              October 27,      October 28,     ------------------------- * April 28,
                                                  2002            2001        Dollars     Percent           2002
                                             ---------------  -------------- ----------  -------------  ------------
Current assets
   Cash and cash investments               $         35,037           8,590     26,447       307.9 %         31,993
   Accounts receivable                               32,869          49,402    (16,533)      (33.5)%         43,366
   Inventories                                       54,571          60,814     (6,243)      (10.3)%         57,899
   Other current assets                              15,944           9,851      6,093        61.9 %         13,413
                                             ---------------  -------------- ----------  -------------  ------------
                 Total current assets               138,421         128,657      9,764         7.6 %        146,671

Property, plant & equipment, net                     85,049         105,697    (20,648)      (19.5)%         89,772
Goodwill                                              9,240          47,781    (38,541)      (80.7)%         47,083
Other assets                                          2,888           1,682      1,206        71.7 %          4,187
                                             ---------------  -------------- ----------  -------------  ------------

                 Total assets              $        235,598         283,817    (48,219)      (17.0)%        287,713
                                             ===============  ============== ==========  =============  ============



Current liabilities
   Current maturities of long-term debt    $            462           3,136     (2,674)      (85.3)%          1,483
   Accounts payable                                  18,948          25,870     (6,922)      (26.8)%         24,327
   Accrued expenses                                  16,199          15,448        751         4.9 %         16,460
   Accrued restructuring                             10,065           1,748      8,317       475.8 %          2,445
                                             ---------------  -------------- ----------  -------------  ------------
                 Total current liabilities           45,674          46,202       (528)       (1.1)%         44,715

Long-term debt                                       96,096         107,447    (11,351)      (10.6)%        107,001

Deferred income taxes                                 3,502          10,330     (6,828)      (66.1)%         16,932
                                             ---------------  -------------- ----------  -------------  ------------
                 Total liabilities                  145,272         163,979    (18,707)      (11.4)%        168,648

Shareholders' equity                                 90,326         119,838    (29,512)      (24.6)%        119,065
                                             ---------------  -------------- ----------  -------------  ------------

                 Total liabilities and
                 shareholders' equity      $        235,598         283,817    (48,219)      (17.0)%        287,713
                                             ===============  ============== ==========  =============  ============

Shares outstanding                                   11,483          11,221        262         2.3 %         11,320
                                             ===============  ============== ==========  =============  ============

*  Derived from audited financial statements.

                                   CULP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED OCTOBER 27, 2002 AND OCTOBER 28, 2001
                                    Unaudited
                             (Amounts in Thousands)


                                                                           SIX MONTHS ENDED
                                                                       --------------------------
                                                                       October 27,   October 28,
                                                                          2002          2001
                                                                       ------------  ------------
Cash flows from operating activities:
    Net loss                                                        $      (29,826)       (2,025)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Cumulative effect of accounting change, net of income taxes       24,151             0
          Depreciation                                                       7,139         8,871
          Amortization of intangible assets                                    219           785
          Amortization of stock based compensation                             105            39
          Restructuring expense                                             13,360         1,303
          Changes in assets and liabilities:
             Accounts receivable                                            10,497         8,447
             Inventories                                                     3,328          (817)
             Other current assets                                           (2,504)       (2,006)
             Other assets                                                     (202)          (17)
             Accounts payable                                               (6,894)        2,522
             Accrued expenses                                                    2           711
             Accrued restructuring                                          (1,546)       (1,778)
             Income taxes payable                                                0        (1,268)
                                                                       ------------  ------------
                Net cash provided by operating activities                   17,829        14,767
                                                                       ------------  ------------
Cash flows from investing activities:
    Capital expenditures                                                    (5,328)       (2,288)
                                                                       ------------  ------------
                Net cash used in investing activities                       (5,328)       (2,288)
                                                                       ------------  ------------
Cash flows from financing activities:
    Principal payments of long-term debt                                   (11,926)       (1,073)
    Change in accounts payable-capital expenditures                          1,515        (4,023)
    Proceeds from common stock issued                                          954             0
                                                                       ------------  ------------
                Net cash used in financing activities                       (9,457)       (5,096)
                                                                       ------------  ------------

Increase in cash and cash investments                                        3,044         7,383

Cash and cash investments at beginning of period                            31,993         1,207
                                                                       ------------  ------------

Cash and cash investments at end of period                          $       35,037         8,590
                                                                       ============  ============

                                   CULP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

(Dollars in thousands, except share and per share data)

                                                                   Capital                      Accumulated
                                            Common  Stock        Contributed                       Other            Total
                                    ----------------------------  in Excess      Retained      Comprehensive   Shareholders'
                                        Shares        Amount     of Par Value    Earnings          Income          Equity
----------------------------------------------------------------------------------------------------------------------------
Balance, April 29, 2001               11,221,158   $      561         36,915          84,326                    $  121,802
    Net loss                                                                          (3,440)                       (3,440)
    Net gain on cash flow hedges                                                                         7               7
    Common stock issued in connection
       with stock option plans            98,426            5            691                                           696
----------------------------------------------------------------------------------------------------------------------------
Balance,  April 28, 2002              11,319,584    $     566         37,606          80,886             7      $  119,065
    Net loss                                                                         (29,826)                      (29,826)
    Net gain on cash flow hedges                                                                        28              28
    Common stock issued in connection
       with stock option plans           163,375            8          1,051                                         1,059
----------------------------------------------------------------------------------------------------------------------------

Balance,  October 27, 2002            11,482,959   $      574         38,657          51,060            35      $   90,326
============================================================================================================================

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

================================================================================


2.  Accounts Receivable

     A summary of accounts receivable follows (dollars in thousands):

--------------------------------------------------------------------------------

                                               October 27, 2002   April 28, 2002
--------------------------------------------------------------------------------

Customers                                       $   35,869        $   46,886
Allowance for doubtful accounts                     (2,161)           (2,465)
Reserve for returns and allowances                    (839)           (1,055)
--------------------------------------------------------------------------------
                                                $   32,869        $   43,366

================================================================================


3.  Inventories

     Inventories are carried at the lower of cost or market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

     A summary of inventories follows (dollars in thousands):

--------------------------------------------------------------------------------

                                               October 27, 2002   April 28, 2002
--------------------------------------------------------------------------------

Raw materials                                   $       25,571    $      27,081
Work-in-process                                          3,865            3,830
Finished goods                                          25,380           27,233
--------------------------------------------------------------------------------

Total inventories valued at FIFO                        54,816           58,144
Adjustments of certain inventories to LIFO                (245)            (245)
--------------------------------------------------------------------------------
                                                $       54,571    $      57,899

================================================================================



4.  Accounts Payable

        A summary of accounts payable follows (dollars in thousands):
--------------------------------------------------------------------------------

                                               October 27, 2002  April 28, 2002
--------------------------------------------------------------------------------

Accounts payable-trade                          $       16,053   $       22,947
Accounts payable-capital expenditures                    2,895            1,380
--------------------------------------------------------------------------------
                                                $       18,948   $       24,327

================================================================================

5.  Accrued Expenses

        A summary of accrued expenses follows (dollars in thousands):
--------------------------------------------------------------------------------

                                              October 27, 2002   April 28, 2002
--------------------------------------------------------------------------------

Compensation, commissions and related benefits $      9,381      $       10,122
Interest                                                966               1,111
Other                                                 5,852               5,227
--------------------------------------------------------------------------------
                                               $     16,199      $       16,460

================================================================================


6.  Long-Term Debt

        A summary of long-term debt follows (dollars in thousands):
--------------------------------------------------------------------------------

                                               October 27, 2002  April 28, 2002
--------------------------------------------------------------------------------

Unsecured term notes                            $       75,000    $      75,000
Industrial revenue bonds                                19,712           30,612
Canadian government loan                                 1,846            1,852
Obligations to sellers                                       0            1,020
--------------------------------------------------------------------------------
                                                        96,558          108,484
Less current maturities                                   (462)          (1,483)
--------------------------------------------------------------------------------
                                                $       96,096    $     107,001

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

     The industrial revenue bonds (IRBs) are generally due in balloon maturities which occur at various dates from 2009 to 2013. The IRBs are collateralized by letters of credit for the outstanding balance of the IRBs and certain interest payments accrued thereunder. As of October 27, 2002, the interest rate on outstanding IRBs was 4.5%, including the letter of credit fee percentage.

     The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At October 27, 2002, the company was in compliance with these financial covenants.

     The principal payment requirements of long-term debt during the next five fiscal years are: 2003 - $462,000; 2004 - $462,000; 2005 - $462,000; 2006 -
$11,460,000; and 2007 - $11,000,000.

================================================================================


7. Cash Flow Information

     Payments (refunds) for interest and income taxes for the six months ended October 27, 2002 and October 28, 2001 follow (dollars in thousands):

--------------------------------------------------------------------------------

                                                            2003        2002
--------------------------------------------------------------------------------

Interest                                           $      3,750     $     4,226
Income taxes (refunds)                                   (2,173)          1,006

================================================================================

8. Restructuring

     A summary of accrued restructuring reserve activity follows:

     Chattanooga Restructuring

     In August 2002, management approved a restructuring plan within the Culp Decorative Fabrics division aimed at lowering manufacturing costs, simplifying the dobby fabric upholstery line, increasing asset utilization and enhancing the division's manufacturing competitiveness. The restructuring plan principally involves (1) consolidation of the division's weaving, finishing, yarn-making and distribution operations by closing the facility in Chattanooga, Tennessee and integrating these functions into other plants, (2) a significant reduction in the number of stock keeping units (SKUs) offered in the dobby product line and
(3) a net reduction in workforce of approximately 300 positions. During the second quarter of fiscal 2003, the total restructuring and related charges incurred were $13.2 million, of which approximately $2.9 million represented non-cash items relating to fixed asset write-downs included in restructuring expense and $1.2 million represented machinery and equipment relocation costs included in cost of sales. Additional related charges of approximately $1.3 million are estimated to be recorded over the next six months.

     The following summarizes the activity in the restructuring accrual (dollars in thousands):

--------------------------------------------------------------------------------

                                      Employee             Lease
                                    Termination      Termination and
                                      Benefits       Other Exit Costs    Total
--------------------------------------------------------------------------------
  Accrual established in fiscal 2003  $  1,972           $  7,194       $ 9,166

  Paid in fiscal 2003                     (474)              (170)         (644)
--------------------------------------------------------------------------------

  Balance, October 27, 2002           $  1,498           $  7,024       $ 8,522
--------------------------------------------------------------------------------


     Wet Printed Flock Restructuring

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

     During the second quarter of fiscal 2003, an additional restructuring expense of $1.3 million was recorded for the non-cash write-down of assets to reflect the deterioration in market value experienced since April 2002. As of October 27, 2002, assets held for sale of $1.0 million are included in other assets. There were no assets held for sale at October 28, 2001.

     The following summarizes the activity in the CVP restructuring accrual (dollars in thousands):

--------------------------------------------------------------------------------

                                       Employee             Lease
                                      Termination      Termination and
                                       Benefits       Other Exit Costs   Total
--------------------------------------------------------------------------------
  Accrual established in fiscal 2002    $  842             $  610       $ 1,452

  Paid in fiscal 2002                       (5)                (5)          (10)
--------------------------------------------------------------------------------

  Balance, April 28, 2002                  837                605         1,442

  Paid in fiscal 2003                     (396)               (63)         (459)
--------------------------------------------------------------------------------

  Balance, October 27, 2002             $  441             $  542        $  983
--------------------------------------------------------------------------------

     CDF Restructuring

     During fiscal 2001 and continuing into fiscal 2002, the company undertook a restructuring plan in its upholstery fabric segment which involved (1) the consolidation of certain fabric manufacturing capacity within the Culp Decorative Fabrics (CDF) division, (2) closing one of the company's four yarn manufacturing plants within the Culp Yarn division, (3) an extensive reduction in selling, general and administrative expenses including the termination of 110 employees and (4) a comprehensive SKU reduction initiative related to finished goods and raw materials in CDF. For fiscal 2001, the total restructuring and related charges incurred were $7.4 million, of which approximately $3.4 million represented non-cash items relating to fixed asset and inventory write-downs, and $931,000 represented machinery and equipment relocation costs included in cost of sales. During the first quarter of fiscal 2002, the total restructuring and related charges incurred were $2.3 million, of which $160,000 represented non-cash items relating to fixed asset write-downs included in restructuring expense and $1 million represented machinery and equipment relocation costs included in cost of sales. During the second quarter of fiscal 2002, restructuring related charges of $158,000 were incurred and represented machinery and equipment relocation costs included in cost of sales.

     The following summarizes the activity in the CDF restructuring accrual (dollars in thousands):

--------------------------------------------------------------------------------

                                      Employee             Lease
                                    Termination      Termination and
                                      Benefits       Other Exit Costs     Total
--------------------------------------------------------------------------------
  Accrual established in fiscal 2001  $  969             $ 2,116        $ 3,085

  Paid in fiscal 2001                   (491)               (211)          (702)
--------------------------------------------------------------------------------
  Balance, April 29, 2001                478               1,905          2,383

  Additions in fiscal 2002               925                 218          1,143

  Paid in fiscal 2002                   (891)             (1,632)        (2,523)
--------------------------------------------------------------------------------
  Balance, April 28, 2002                512                 491          1,003

  Paid in fiscal 2003                    (89)               (354)          (443)
--------------------------------------------------------------------------------

  Balance, October 27, 2002           $  423             $   137        $   560
--------------------------------------------------------------------------------

================================================================================


9. Comprehensive Income (Loss)

     Comprehensive income (loss) is the total of net income (loss) and other changes in equity, except those resulting from investments by shareholders and distributions to shareholders not reflected in net income (loss).

     A summary of total  comprehensive  income (loss) for the three months ended
October  27,  2002  and  October  28,  2001  follows   (dollars  in  thousands):

--------------------------------------------------------------------------------

                                                          2003          2002
--------------------------------------------------------------------------------

Net income (loss)                                $       (6,590)   $        857
Gain (loss) on foreign currency contracts, net of taxes:
   Net changes in fair value                                (33)             96
   Net gains (losses) reclassified into earnings           (110)             22
--------------------------------------------------------------------------------
                                                 $       (6,733)   $        975

--------------------------------------------------------------------------------


     A summary of total comprehensive loss for the six months ended October 27, 2002 and October 28, 2001 follows (dollars in thousands):
--------------------------------------------------------------------------------

                                                          2003            2002
--------------------------------------------------------------------------------

Net income (loss)                                $     (29,826)    $    (2,025)
Gain (loss) on foreign currency contracts, net of taxes:
   Net changes in fair value                                35               4
   Net gains (losses) reclassified into earnings            (7)             17
--------------------------------------------------------------------------------
                                                 $     (29,798)    $    (2,004)

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

(in thousands)                                              Three Months Ended
--------------------------------------------------------------------------------

                                           October 27, 2002     October 28, 2001
--------------------------------------------------------------------------------

Weighted average common
        shares outstanding, basic                 11,483                11,221
Effect of dilutive stock options                       0                    60
--------------------------------------------------------------------------------
Weighted average common
        shares outstanding, diluted               11,483                11,281

--------------------------------------------------------------------------------


Options to purchase 388,375 shares and 996,926 shares of common stock were not included in the computation of diluted income (loss) per share for the three months ended October 27, 2002 and October 28, 2001, respectively, because the exercise price of the options was greater than the average market price of the common shares.

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

     Sales and gross profit for the company's operating segments for the three months ended October 27, 2002 and October 28, 2001 follow (dollars in thousands):

--------------------------------------------------------------------------------

                                                           2003          2002
--------------------------------------------------------------------------------

Net sales
     Upholstery Fabrics                           $      58,410   $      70,378
     Mattress Ticking                                    25,163          26,022
--------------------------------------------------------------------------------
                                                  $      83,573   $      96,400

--------------------------------------------------------------------------------

Gross Profit
     Upholstery Fabrics                           $       7,650   $       8,192
     Mattress Ticking                                     6,093           7,350
--------------------------------------------------------------------------------
                                                  $      13,743   $      15,542

--------------------------------------------------------------------------------


Sales and gross profit for the company's operating segments for the six months ended October 27, 2002 and October 28, 2001 follow (dollars in thousands):

--------------------------------------------------------------------------------

                                                           2003          2002
--------------------------------------------------------------------------------

Net sales
     Upholstery Fabrics                          $     118,360     $    132,025
     Mattress Ticking                                   51,101           50,838
--------------------------------------------------------------------------------
                                                 $     169,461     $    182,863

--------------------------------------------------------------------------------

Gross Profit
     Upholstery Fabrics                          $      15,651     $     12,732
     Mattress Ticking                                   11,946           13,599
--------------------------------------------------------------------------------
                                                 $      27,597     $     26,331

--------------------------------------------------------------------------------

     Identifiable assets, consisting of accounts receivable, inventories and goodwill for the company's operating segments as of October 27, 2002 and October 28, 2001 follow (dollars in thousands):

--------------------------------------------------------------------------------

                                                        2003           2002
--------------------------------------------------------------------------------

     Upholstery Fabrics                           $    66,888       $ 48,462 [1]
     Mattress Ticking                                  29,792         12,352 [1]
--------------------------------------------------------------------------------
                                                  $    96,680       $ 60,814

--------------------------------------------------------------------------------


[1] Includes inventories only for fiscal 2002. Inventories by operating segment for fiscal 2003: $39,884 for Upholstery Fabrics and $14,687 for Mattress Ticking.
================================================================================

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

     As required by the standard, the company ceased recording goodwill amortization for fiscal 2003. The following table reconciles fiscal 2002 net income (loss) to its amount adjusted to exclude goodwill:

(in thousands, except per share data)     Three Months Ended   Six Months Ended
--------------------------------------------------------------------------------

                                           October 28, 2001    October 28, 2001
--------------------------------------------------------------------------------

Reported net income (loss)                 $         857       $         (2,025)
Goodwill amortization, net of tax                    230                    460
--------------------------------------------------------------------------------
Adjusted net income (loss)                         1,087                 (1,565)

--------------------------------------------------------------------------------
Basic
Reported net income (loss) per share                0.08                  (0.18)
Adjusted net income (loss) per share                0.10                  (0.14)

Diluted
Reported net income (loss) per share                0.08                  (0.18)
Adjusted net income (loss) per share                0.10                  (0.14)
--------------------------------------------------------------------------------


12. Recently Adopted Accounting Standard (continued)

     For the initial application of SFAS No. 142, an independent business valuation specialist was engaged to assist the company in the determination of the fair market value of the Culp Decorative Fabrics (CDF) division because of the significance of the goodwill associated with the division and due to its operating performance for fiscal 2002 and 2001. The fair value of the CDF division as determined using several different valuation methods, including comparable company, comparable transaction and discounted cash flow analysis, was determined to be less than its carrying value. Accordingly, the company recorded a goodwill impairment charge of $37.6 million ($24.2 million net of taxes of $13.4 million), or $2.11 per share diluted, related to the goodwill associated with the CDF division. After the goodwill impairment charge, the company's goodwill by division is: Culp Decorative Fabrics - $4.4 million, Culp Yarn - $700,000 and Culp Home Fashions - $4.1 million.

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

The following tables set forth the company's sales and gross profit by segment/division, excluding restructuring related charges, and international sales by geographic area for the three and six months ended October 27, 2002 and October 28, 2001.

(Amounts in thousands)


                                                              THREE MONTHS ENDED (UNAUDITED)
                                        ----------------------------------------------------------------------------

                                                     Amounts                                Percent of Total Sales
                                        -----------------------------------                -------------------------
                                          October 27,        October 28,       % Over
Segment/Division Sales                        2002              2001           (Under)        2003         2002
-------------------------------------   -----------------  ----------------  ------------  -----------  ------------
Upholstery Fabrics
    Culp Decorative Fabrics          $            33,859            38,492    (12.0) %        40.5 %        39.9 %
    Culp Velvets/Prints                           23,305            30,354    (23.2) %        27.9 %        31.5 %
    Culp Yarn                                      1,246             1,532    (18.7) %         1.5 %         1.6 %
                                        -----------------  ----------------  ------------  -----------  ------------
                                                  58,410            70,378    (17.0) %        69.9 %        73.0 %
Mattress Ticking
     Culp Home Fashions                           25,163            26,022     (3.3) %        30.1 %        27.0 %
                                        -----------------  ----------------  ------------  -----------  ------------

                                   * $            83,573            96,400    (13.3) %       100.0 %       100.0 %
                                        =================  ================  ============  ===========  ============


Segment Gross Profit (1)                                                                      Gross Profit Margin
-------------------------------------                                                      -------------------------

Upholstery Fabrics                   $             8,810             8,348       5.5 %        15.1 %        11.9 %
Mattress Ticking                                   6,093             7,350     (17.1)%        24.2 %        28.2 %
                                        -----------------  ----------------  ------------  -----------  ------------

                                     $            14,903            15,698      (5.1)%        17.8 %        16.3 %
                                        =================  ================  ============  ===========  ============



                                                               SIX MONTHS ENDED (UNAUDITED)
                                        ----------------------------------------------------------------------------

                                                     Amounts                                Percent of Total Sales
                                        -----------------------------------                -------------------------
                                          October 27,        October 28,       % Over
Segment/Division Sales                        2002              2001           (Under)        2003         2002
-------------------------------------   -----------------  ----------------  ------------  -----------  ------------
Upholstery Fabrics
    Culp Decorative Fabrics          $            68,590            73,652      (6.9)%        40.5 %        40.3 %
    Culp Velvets/Prints                           46,424            55,875     (16.9)%        27.4 %        30.6 %
    Culp Yarn                                      3,346             2,498      33.9 %         2.0 %         1.4 %
                                        -----------------  ----------------  ------------  -----------  ------------
                                                 118,360           132,025     (10.4)%        69.8 %        72.2 %
Mattress Ticking
     Culp Home Fashions                           51,101            50,838       0.5 %        30.2 %        27.8 %
                                        -----------------  ----------------  ------------  -----------  ------------

                                   * $           169,461           182,863      (7.3)%       100.0 %       100.0 %
                                        =================  ================  ============  ===========  ============


Segment Gross Profit (1)                                                                      Gross Profit Margin
-------------------------------------                                                      -------------------------

Upholstery Fabrics                   $            16,811            13,866      21.2 %        14.2 %        10.5 %
Mattress Ticking                                  11,946            13,599     (12.2)%        23.4 %        26.7 %
                                        -----------------  ----------------  ------------  -----------  ------------

                                     $            28,757            27,465       4.7 %        17.0 %        15.0 %
                                        =================  ================  ============  ===========  ============


* U.S. sales were $72,362 and $82,280 for the second quarter of fiscal 2003 and fiscal 2002, respectively; and $147,827 and $154,079 for the six months of fiscal 2003 and 2002, respectively. The percentage decrease in U.S. sales was 12.1% for the second quarter and a decrease of 4.1% for the six months.


(1) Excludes restructuring related charges of $1.2 million and $0.2 million for the second quarter of fiscal 2003 and 2002, respectively; and excludes $1.2 million for the first six months of fiscal 2003 and 2002.

(Amounts in thousands)

                                               THREE MONTHS ENDED (UNAUDITED)
                                         ------------------------------------------
                                                    Amounts
                                         ------------------------------
                                          October 27,     October 28,     % Over
           Geographic Area                   2002            2001         (Under)
--------------------------------------   --------------  --------------  ----------
North America (Excluding USA)         $          8,424           8,379     0.5  %
Europe                                             138             938   (85.3) %
Middle East                                        760           1,311   (42.0) %
Far East & Asia                                  1,652           2,891   (42.8) %
South America                                      171             177    (3.7) %
All other areas                                     66             424   (84.4) %
                                         --------------  --------------  ----------

                                      $         11,211          14,120   (20.6) %
                                         ==============  ==============  ==========

               Percent of total sales            13.4%           14.6%


                                                SIX MONTHS ENDED (UNAUDITED)
                                         ------------------------------------------
                                                    Amounts
                                         ------------------------------
                                          October 27,     October 28,     % Over
           Geographic Area                   2002            2001         (Under)
--------------------------------------   --------------  --------------  ----------
North America (Excluding USA)         $         15,974          16,410    (2.7) %
Europe                                             261           1,643   (84.1) %
Middle East                                      1,647           4,214   (60.9) %
Far East & Asia                                  2,983           5,483   (45.6) %
South America                                      414             336    23.1  %
All other areas                                    355             698   (49.1) %
                                         --------------  --------------  ----------

                                      $         21,634          28,784   (24.8) %
                                         ==============  ==============  ==========

               Percent of total sales            12.8%           15.7%


International sales, and the percentage of total sales, for each of the last three fiscal years follows: fiscal 2000-$111,104 (23%); fiscal 2001 - $77,824 (19%) and fiscal 2002 - $53,501 (14%).

Restructuring Actions

The financial results for the second quarter include a total of $14.5 million in restructuring and related charges, all of which reflect previously announced restructuring initiatives. The charges are made up of the following: (1) $12.0 million of restructuring expenses related to the Culp Decorative Fabrics ("CDF") division, the largest items of which are lease termination expenses and personnel costs; (2) $1.2 million of "restructuring related" costs for CDF, which include inventory mark-downs and equipment moving expense; and (3) $1.3 million of restructuring expenses related to further write-downs of equipment in connection with the exit from the wet printed flock business by the Culp Velvets/Prints ("CVP") division. The additional write down, which is a non cash item, was recorded to more closely estimate the current market value of this equipment, which has continued to deteriorate since April 2002. Of the charges related to CDF, approximately $3.9 million are non-cash items, while the remaining $9.4 million relates to cash expenditures. As reflected in the financial statements, restructuring and related charges were recorded as $13.4 million in the line item "restructuring expense" and $1.2 million in "cost of sales" and have reduced net income per share by $0.77 for the second quarter of fiscal 2003.

The restructuring and related charges for CDF reflect the restructuring initiative announced in August 2002. This initiative was substantially completed by the end of the second quarter. In fact, the company is well ahead of schedule in completing the most important elements of the plan as announced. The company continues to expect that the CDF restructuring actions will significantly improve gross margins within the division, while allowing the ability to meet foreseeable levels of demand, all on a substantially lower cost base. The initiative is projected to result in annual cost savings of approximately $12 to $15 million. Approximately $8 million of these savings relate to fixed manufacturing costs and the remaining $4 to $7 million relate to variable manufacturing costs.

Specifically, the company completed the shut down of its operations at CDF's Chattanooga, Tennessee facility at the end of the second quarter, while it was originally contemplated that this process could take until the end of the third quarter. All of the operations have been successfully transferred to CDF's Pageland, South Carolina and Graham, North Carolina plants. In addition, the consolidation of the finishing, yarn-making and distribution operations from the Chattanooga facility to other CDF plants has been completed, with each of those transitions taking place ahead of the targeted completion dates. There are no manufacturing operations remaining at the Chattanooga plant as of the end of the second quarter.

The remaining elements from the CDF restructuring initiative to be completed are as follows: (1) achieve targeted levels of operating efficiency for the looms transferred into Pageland, which is projected to take until the end of the fourth quarter; (2) transfer certain equipment to other CDF plants by the end of this fiscal year; and (3) complete the capital expenditure projects related to the restructuring.

The announced addition to the Pageland plant is currently under construction and is expected to be ready for occupancy in early 2003. The company plans to install ten new high speed weaving machines in the building during the third quarter. These new machines will replace lower speed equipment that is now in place at the Pageland plant, thereby further increasing the efficiency and output of that facility's operations.

Another important element of the CDF restructuring initiative is a major reduction in the complexity of the dobby upholstery product line, which has led to the elimination of approximately 1,500 low volume stock keeping units (SKUs) representing about 70% of the finished goods SKUs (but only 10% of sales) in that product category. This initiative is substantially complete and has been accomplished without significant disruptions of customer relationships.

In line with previous estimates, the CDF restructuring is expected to result in total restructuring and related charges of approximately $15 million. The company currently estimates that this restructuring will result in additional charges of approximately $1.3 million during the second half of the fiscal year, most of which will relate to equipment moving costs.

Three and Six Months ended October 27, 2002 compared with Three and Six Months ended October 28, 2001

UPHOLSTERY FABRIC SEGMENT

NET SALES - Upholstery fabric sales for the second quarter of fiscal 2003 decreased 17.0% to $58.4 million (see sales by Segment/Division on page I-16). Domestic upholstery fabric sales decreased 13.9% to $51.4 million, due primarily to overall weakness in consumer demand for upholstered furniture. International sales decreased 34.3% to $7.0 million, due primarily to the exiting of the wet printed flock fabric business in April 2002.

In addition to significant overall softness in demand during the quarter, the sales decrease in upholstery fabrics is partially attributable to the company's strategy to focus on improving the profitability of its sales mix by reducing or eliminating products generating little or no profit. In the Culp Velvets/Prints division, the company discontinued its unprofitable wet printed flock business at the end of last fiscal year. This product line reported annual sales last year of approximately $17 million with approximately $2 million in operating losses. In the CDF division, the company discontinued about half of its finished goods SKUs (or approximately 10,000) over the last year, most of which were small volume items and were very costly to produce. These discontinued SKUs include the dobby product line SKUs that were recently eliminated as part of the Chattanooga restructuring. The company expects this process of identifying and dropping its low profit items to continue through the balance of this fiscal year.

The company believes additional factors that are likely impacting upholstery fabric sales are (1) the increasing market share of leather furniture being sold in the U.S.; and (2) the increase in imported fabrics, both in "piece goods" and "cut and sewn kits".

GROSS PROFIT - In spite of weak furniture demand and the significant operational disruption in connection with the Chattanooga restructuring, the upholstery fabric segment improved its gross profit dollars and margins. Excluding restructuring related charges of $1.2 million and $0.2 million for the second quarter of fiscal 2003 and 2002, respectively, gross profit dollars and margin increased in the second quarter of fiscal 2003 to $8.8 million and 15.1%, respectively, from $8.3 million and 11.9% in the second quarter of last year. The key factors behind these gains were: (1) a more profitable sales mix; (2) the elimination of losses related to the wet printed flock business; (3) the increasing productivity benefits from the CDF 2001 restructuring; and (4) some cost reduction benefits from the Chattanooga closure.

With the earlier-than-expected cost reduction benefits as a result of the Chattanooga closure being completed by the end of the second quarter, the company is optimistic that gross profit dollars and margins in CDF will continue to improve over the next few quarters. Additionally within CDF, the company is focused on (1) creating and selling products with better margins; (2) continuing to reduce low profit SKUs; and (3) improving manufacturing performance in CDF, in terms of productivity and inventory obsolescence.

 MATTRESS TICKING SEGMENT

NET SALES - Mattress fabric sales for the second quarter of fiscal 2003 decreased 3.3% to $25.2 million. Sales to U.S. bedding manufacturers fell 7.1% to $21.0 million, while sales to international customers increased by 21.4% to $4.2 million. The sales decrease is due to the overall weakness in consumer demand for mattresses.

GROSS PROFIT--Culp Home Fashions (CHF) reported for the second quarter of fiscal 2003 lower gross profit dollars and margins of $6.1 million and 24.2%, respectively, both down from $7.3 million and 28.2% during the corresponding quarter of the prior year. The key factors impacting gross profit were a high cost European sourcing agreement and lower sales. CHF entered into an agreement with a European supplier last fall as part of the termination of a long-term supply relationship. The agreement provided, among other things, that the company maintain a certain level of weekly purchases through October 31, 2002. Therefore, for the first and second quarters of this year, the company has been required to source products from this supplier that are significantly more expensive than products manufactured at the company's U.S. and Canadian plants in order to meet the agreement's minimum purchase levels. The company had planned during the last fiscal year for the termination of this supply agreement by initiating a plan to increase capacity in the U.S. and Canadian plants beginning in the first quarter and ending by December 2002. This capacity expansion project accounts for approximately $4.5 million of the company's fiscal 2003 capital spending plan. This supply agreement was concluded on October 31, 2002 and only a few additional containers of product will arrive during the third quarter. There is potential for some residual effect on profits during the third quarter from the supply agreement as the division works down its inventory position of these products.

Selling, General and Administrative Expenses. SG&A expenses for the second quarter declined $2.1 million, or 17.9%, from the prior year, and as a percent of net sales, SG&A expenses declined to 11.3% from 12.0%. SG&A expenses in the second quarter included a net reduction of $424,000 in the allowance for doubtful accounts, due to a reduction in past due balances. This compares with bad debt expense of $1.4 million in the year-earlier period.

Interest Expense (Income). Interest expense for the second quarter declined to $1.7 million from $2.0 million due to significantly lower borrowings outstanding, offset somewhat by an increase in the interest rate on the private placement debt. Interest income increased to $121,000 from $34,000 due to significantly higher invested cash as compared with the prior year.

Other Expense. Other expense (income) for the second quarter of fiscal 2003 totaled $242,000 compared with $765,000 in the prior year. The decrease was principally due to the adoption of SFAS No. 142, which discontinued the amortization of goodwill. Goodwill amortization during second quarter fiscal 2002 was $350,000.

Income  Taxes.   Excluding  the  cumulative  effect  of  accounting  change  and restructuring and related charges, the effective tax rate for the first half of fiscal 2003 was 37.0% compared to 34.0% the prior year.

Liquidity and Capital Resources

Liquidity. - Cash and cash investments as of October 27, 2002 increased to $35.0 million from $32.0 million at the end of fiscal 2002, reflecting cash flow from operations of $17.8 million for the first half of fiscal 2003, capital expenditures of $5.3 million, debt repayment of $12.0 million, stock issuance of $1.0 million and an increase in accounts payable for capital expenditures of $1.5 million.

Accounts receivable as of October 27, 2002 decreased 33.5% from the year-earlier level, due principally to the decline in international sales with their related longer credit terms, and an increase in the number of customers taking the cash discount for shorter payment terms. Days sales outstanding totaled 36 days at October 27, 2002 compared with 47 a year ago and 36 at last fiscal year end. Inventories at the close of the second quarter decreased 10.3% from a year ago. Inventory turns for the second quarter were 4.9 versus 5.4 for the year-earlier period. Operating working capital (comprised of accounts receivable, inventory and accounts payable) was $68.5 million at October 27, 2002, down from $84.3 million a year ago.

EBITDA for the second quarter of fiscal 2003 was $8.8 million compared with $8.3 million in the prior year. EBITDA includes earnings before interest, income taxes, depreciation, amortization, all restructuring and related charges, certain non-cash charges and cumulative effect of accounting change, as defined by the company's credit agreement.

Financing Arrangements. As of the end of the second quarter, the company had reduced funded debt by $12.0 million from last fiscal year end. Funded debt equals long-term debt plus current maturities. Funded debt was $96.6 million at October 27, 2002, compared with $108.5 million at fiscal 2002 year end. The company's funded debt-to-capital ratio was 51.7% at October 27, 2002. The company also reports it leverage statistics in terms of funded debt, net of cash and cash investments, under the assumption it could use the cash to repay debt at any time. Therefore, funded debt, net of cash and cash investments, is $61.5 million at October 27, 2002 compared with $76.5 million at fiscal 2002 year end. In addition, the company's funded debt (net of cash and cash investments) to capital employed ratio was 40.5% and funded debt (net of cash and cash investments) to EBITDA was 1.70. Since the end of fiscal 2000 (two and one half years), the company has substantially reduced its funded debt (net of cash and cash investments) to $61.5 million from $136.5 million, a total of $75 million or 55%.

Culp has $75 million of senior unsecured notes with an average remaining term of six years and a fixed coupon rate of 7.76%. The company also has a $1.8 million non-interest bearing Canadian government loan.

In addition, the company entered into a new loan agreement during August 2002 with its principal bank lender that provides, among other things, for: (1) a two year $34.7 million credit facility, which includes a $15.0 million revolving credit line and $19.7 million for letters of credit for the company's industrial revenue bonds (IRBs) excluding interest, (2) lower interest rates based upon a pricing matrix, and (3) improved financial covenants. The IRBs are collateralized by letters of credit for the outstanding balance of the IRBs and certain interest payments accrued thereunder. Interest on the outstanding IRBs as of October 27, 2002 was 4.50%, including the letter of credit fee percentage. Also, the agreement specifically allows for the fiscal 2003 Culp Decorative Fabrics restructuring and related charges (see discussion above).

The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. The company's principal financial covenants are (1) funded debt to EBITDA; (2) EBILTDA to interest expense plus leases; (3) funded debt to total capital; (4) funded debt to tangible capital; and (5) minimum tangible shareholders' equity. EBILTDA includes earnings before interest, income taxes, lease expense, depreciation, amortization, all restructuring and related charges, certain non-cash charges and cumulative effect of accounting change, as defined by the company's credit agreement. As of October 27, 2002, the company was in compliance with these financial covenants.

Capital Expenditures. Capital spending for the first half of fiscal 2003 was $5.3 million. The company's original budget for capital spending for all of fiscal 2003 was $8.5 million, compared with $4.7 million in fiscal 2002. As part of the fiscal 2003 restructuring plan in CDF, the company increased the budget by $4.5 million to $13.0 million. Depreciation for the second quarter of fiscal 2003 totaled $3.5 million, and is estimated at $14.0 million for the full fiscal year.

Free Cash Flow. Free cash flow, defined as cash from operations, less capital expenditures, plus or minus the change in accounts payable for capital expenditure, was $14.0 million for the first six months of fiscal 2003 compared with $8.5 million for the same period of the prior year. The key reasons for this improvement were continued improvement in accounts receivable collections, lower inventory levels, higher profits and the benefit from deferred payment terms for capital expenditures.

BUSINESS OUTLOOK

For the third quarter of fiscal 2003, the company believes consolidated sales will decline somewhat less than the second quarter decrease of 13.3% while gross profit margins are expected to improve significantly over last year's third quarter gross margin of 14.9%, due primarily to the substantial progress being made in the Culp Decorative Fabrics division. Additionally, total SG&A, interest and other expenses are expected to decline over $1.2 million, absent any large unusual items, in the third quarter from a total of $13.3 million in the last year's third quarter. Therefore, with gross profit margin improvement and lower costs, the company is comfortable with the range of published analysts earnings estimates of $0.11 to $0.15 per share for the third quarter of fiscal 2003, excluding any restructuring and related charges. The net earnings for the third quarter of last year were $400,000, or $0.04 per share, excluding goodwill amortization.

The company's financial results over the last few quarters and its business outlook clearly demonstrate the company's strategic focus on: (1) improving the profitability of its sales mix; (2) increasing margins and return on capital employed; and (3) generating free cash flow.


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


Critical Accounting Policies and Recent Accounting Developments

The company considered the disclosure requirements of Financial Reporting Release No. 60 regarding critical accounting policies and Financial Reporting Release No. 61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that there were no material changes during the first six months of fiscal 2003 that would warrant further disclosure beyond those matters previously disclosed in the company's Annual Report on Form 10-K for the year ended April 28, 2002 except for the areas noted below:


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

Goodwill

As of April 29, 2002, Culp adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 represents a substantial change in how goodwill is accounted for. SFAS No. 142 requires that goodwill no longer be amortized and that goodwill be tested for impairment by comparing the reporting unit's carrying value to its fair value as of April 29, 2002. SFAS No. 142 requires that any goodwill impairment loss recognized as a result of initial application is reported as of the first quarter of fiscal 2003 as a change in accounting principle, and that the income per share effects of the accounting change be separately disclosed.

For initial application of SFAS No. 142, an independent business valuation specialist was engaged to assist the company in the determination of the fair market value of Culp Decorative Fabrics because of the significance of the goodwill associated with the division and due to its operating performance for fiscal 2001 and 2002. As a result of the adoption of SFAS No. 142, during the first quarter of fiscal 2003 the company recorded a non-operating, non-cash goodwill impairment charge of $37.6 million ($24.2 million net of taxes of $13.4 million), or $2.12 per share diluted, related to the goodwill associated with the Culp Decorative Fabrics division. After the goodwill impairment charge, the company's remaining goodwill relates to the following divisions: Culp Decorative Fabrics - $4.4 million, Culp Yarn - $0.7 million and Culp Home Fashions - $4.1 million.

Forward-Looking Information

This Report contains statements that may be deemed "forward-looking statements" within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934). Such statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, expectations or beliefs about future events of results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as "expect," "believe," "estimate," "plan" and "project" and their derivatives, and include but are not limited to statements about expectations for the company's future sales, gross profit margins, SG&A or other expenses, and earnings, as well as any statements regarding the company's view of estimates of the company's future results by analysts. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on the company's business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely. Because of the significant percentage of the company's sales derived from international shipments, strengthening of the U. S. dollar against other currencies could make the company's products less competitive on the basis of price in markets outside the United States. Additionally, economic and political instability in international areas could affect the demand for the company's products. Finally, unanticipated delays or costs in executing restructuring actions could cause the cumulative effect of restructuring actions to fail to meet the objectives set forth by management. Other factors that could affect the matters discussed in forward looking statements are included in the company's periodic reports filed with the Securities and Exchange Commission.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company has not experienced any significant changes in market risk since October 27, 2002.

The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin under the company's revolving credit agreement and variable rate debt in connection with industrial revenue bonds. The annual impact on the company's results of operations of a 100 basis point interest rate change on the October 27, 2002 outstanding balance of the variable rate debt would be approximately $197,000.

The company's exposure to fluctuations in foreign currency exchange rates is due primarily to a foreign subsidiary domiciled in Canada and firmly committed and anticipated purchases of certain machinery, equipment and raw materials in foreign currencies. The company's Canadian subsidiary uses the United States dollar as its functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with the Canadian subsidiary. However, the company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firmly committed and anticipated purchases of certain machinery, equipment and raw materials. The amount of Canadian-denominated sales and manufacturing costs are not material to the company's consolidated results of operations; therefore, a 10% change in the exchange rate at October 28, 2002 would not have a significant impact on the company's results of operations or financial position. Additionally, as the company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.


Item 4.  Controls and Procedures

Within 90 days of the filing of this report, the company conducted a review and evaluation of its disclosure controls and procedures, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer. Based upon this review, the Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed is recorded, processed, summarized, and reported in a timely manner.

There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, nor were there any significant deficiencies or material weaknesses in the controls which required corrective action.

Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Annual Meeting of Shareholders of the company was held in High Point, North Carolina on September 24, 2002. Of the 11,482,959 shares of common stock outstanding on the record date of July 24, 2002, 10,319,475 shares were present in person or by proxy.

At the Annual Meeting, shareholders voted on:

o  the election of four directors:  Harry R. Culp, Kenneth W.
   McAllister, Albert L. Prillaman, and  Franklin N. Saxon.

o  ratification   of  the   appointment   of  KPMG  LLP  as  the
   independent auditors of the company for the current fiscal year,

o  approval of the company's 2002 Stock Option Plan


A. Proposal for Election of Directors:

       Harry R. Culp                         Kenneth W. McAllister
       ----------------------------          ------------------------
       For                9,038,939          For            9,103,496
       Abstain            1,280,536          Abstain        1,215,979

       Albert L. Prillaman                   Franklin N. Saxon
       ---------------------------           ------------------------
       For                9,100,543          For            9,046,343
       Abstain            1,218,932          Abstain        1,273,132

B.    Proposal to ratify the election of KPMG LLP as independent auditors
      -------------------------------------------------------------------
      of the company for fiscal year 2003:
      ------------------------------------

         For                 10,243,238
         Against                 71,055
         Abstain                  5,182
         Del - N - Vote               0

C.    Proposal to approve the company's 2002 Stock Option Plan

        For                   7,009,678
        Against               1,522,827
        Abstain                  18,590
        Del - N - Vote        1,768,020

Item 6.   Exhibits and Reports on Form 8-K

      The following exhibits are filed as part of this report.

3(i) Articles of Incorporation of the Company, as amended, were filed as Exhibit 3(i) to the Company's form 10-Q for the quarter included July 28, 2002, filed September 11, 2002, and are incorporated herein by reference.

3(ii) Restated and Amended Bylaws of the Company, as amended June 12, 2001, were filed as Exhibit 3(ii) to the Company's Form 10-Q for the quarter ended July 29, 2001 filed September 12, 2001, and are incorporated herein by reference.

10(a) Amended and Restated Credit Agreement dated as of August 23, 2002 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as
              Bank, was filed as Exhibit 10(a) to the Company's form 10-Q for the quarter ended July 28, 2002, filed September 11, 2002, and is incorporated herein by reference.

10(b) Fourth Amendment to Reimbursement and Security Agreements dated August 23, 2002, made by and between Culp, Inc. and Wachovia Bank, National Association, was filed as Exhibit 10(b) to the Company's form 10-Q for the quarter ended July 28, 2002, filed September 11, 2002, and is incorporated herein by reference.

99(a)         Certification   of   Chief   Executive   Officer
              Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99(b)         Certification  of   Chief    Financial    Officer
              Pursuant  to Section  906 of   Sarbanes-Oxley Act
              of 2002.




(b)   Reports on Form 8-K:

The following reports on Form 8-K were filed during the period covered by this report:

(1) Form 8-K dated August 27, 2002, included under Item 5, Other Events, the Company's press release for quarterly earnings and the Financial Information Release relating to certain financial information for the quarter and year ended July 28, 2002.

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CULP, INC.
                               (Registrant)


Date:   December 11, 2002      By:  /s/ Franklin N. Saxon
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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effective of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 11, 2002

                                      /s/ Robert G. Culp, III
                                          -------------------
                                          Robert G. Culp, III
                                          Chairman of the Board and
                                            Chief Executive Officer


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effective of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 11, 2002

                                      /s/ Franklin N. Saxon
                                          -----------------
                                          Franklin N. Saxon
                                          Executive Vice President and
                                            Chief Financial Officer