Form 10-Q
period 2003-01-26
CULP INC
filed 2003-03-12
CIK 723603

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 26, 2003

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

                                YES X    NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                YES      NO X

          Common shares outstanding at January 26, 2003:  11,486,709
                                Par Value: $.05

                               INDEX TO FORM 10-Q
                      For the period ended January 26,2003

Part I -  Financial Statements.                                           Page
------------------------------------------                               ------

Item 1.    Unaudited Interim Consolidated Financial Statements:

Consolidated Statements of Income (Loss) Three and Nine Months Ended      I-1
January 26, 2003 and January 27, 2002

Consolidated  Balance  Sheets January 26, 2003, January 27, 2002 and      I-2
April 28,2002

Consolidated Statements of Cash Flows  Nine Months Ended January 26,      I-3
2003 and January 27, 2002

Consolidated Statements of Shareholders' Equity                           I-4

Notes to Consolidated Financial Statements                                I-5

Item 2.   Management's Discussion and Analysis of Financial               I-16
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About                  I-27
          Market Risk

Item 4.   Controls and Procedures                                         I-28

Part II - Other Information
-------------------------------------
Item 6.   Exhibits and Reports on Form 8-K                                II-1

Signature                                                                 II-2

Certifications                                                            II-2

Item 1: Financial Statements

                                   CULP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 26, 2003 AND JANUARY 27, 2002

                (Amounts in Thousands, Except for Per Share Data)

                                                                           THREE MONTHS ENDED (UNAUDITED)
                                                       --------------------------------------------------------------------------

                                                                 Amounts                                  Percent of Sales
                                                       -----------------------------                 ----------------------------
                                                        January 26,    January 27,       % Over
                                                           2003            2002         (Under)             2003         2002
                                                       --------------  -------------  -------------  ----------------  ----------
Net sales                                           $         79,292         90,618      (12.5)%           100.0 %       100.0 %
Cost of sales                                                 65,504         77,110      (15.1)%            82.6 %        85.1 %
                                                       --------------  -------------  -------------  ----------------  ----------
   Gross profit                                               13,788         13,508        2.1 %            17.4 %        14.9 %

Selling, general and
  administrative expenses                                      9,798         11,038      (11.2)%            12.4 %        12.2 %
Restructuring expense and asset impairment charges              (354)             0     (100.0)%            (0.4)%         0.0 %
                                                       --------------  -------------  -------------  ----------------  ----------
   Income from operations                                      4,344          2,470       75.9 %             5.5 %         2.7 %

Interest expense                                               1,665          1,820       (8.5)%             2.1 %         2.0 %
Interest income                                                 (143)           (42)     240.5 %            (0.2)%        (0.0)%
Other expense (income), net                                      192            435      (55.9)%             0.2 %         0.5 %
                                                       --------------  -------------  -------------  ----------------  ----------
   Income before income taxes                                  2,630            257      923.3 %             3.3 %         0.3 %

Income taxes  *                                                  963             87    1,006.9 %            36.6 %        34.0 %
                                                       --------------  -------------  -------------  ----------------  ----------
   Net Income                                       $          1,667            170      880.6 %             2.1 %         0.2 %
                                                       ==============  =============  =============  ================  ==========

Net Income per share-basic                                     $0.15          $0.02      650.0 %
Net Income per share-diluted                                   $0.14          $0.02      600.0 %
Average shares outstanding-basic                              11,485         11,221        2.4 %
Average shares outstanding-diluted                            11,714         11,304        3.6 %



                                                                            NINE MONTHS ENDED (UNAUDITED)
                                                        -----------------------------------------------------------------------

                                                                  Amounts                                  Percent of Sales
                                                        -----------------------------                 ----------------------------
                                                         January 26,    January 27,       % Over
                                                            2003            2002         (Under)            2003          2002
                                                        --------------  -------------  -------------  ----------------  ----------

Net sales                                            $       248,753        273,481       (9.0)%           100.0 %       100.0 %
Cost of sales                                                207,368        233,642      (11.2)%            83.4 %        85.4 %
                                                        --------------  -------------  -------------  ----------------  ----------
   Gross profit                                               41,385         39,839        3.9 %            16.6 %        14.6 %

Selling, general and
  administrative expenses                                     29,716         33,823      (12.1)%            11.9 %        12.4 %
Restructuring expense and asset impairment charges            13,006          1,303      898.2 %             5.2 %         0.5 %
                                                        --------------  -------------  -------------  ----------------  ----------
   Income (loss) from operations                              (1,337)         4,713     (128.4)%            (0.5)%         1.7 %

Interest expense                                               5,244          5,851      (10.4)%             2.1 %         2.1 %
Interest income                                                 (414)           (99)     318.2 %            (0.2)%        (0.0)%
Other expense (income), net                                      645          1,772      (63.6)%             0.3 %         0.6 %
                                                        --------------  -------------  -------------  ----------------  ----------
   Loss before income taxes                                   (6,812)        (2,811)    (142.3)%            (2.7)%        (1.0)%

Income taxes *                                                (2,804)          (956)     193.3 %            41.2 %        34.0 %
                                                        --------------  -------------  -------------  ----------------  ----------
Loss before cumulative effect of accounting change            (4,008)        (1,855)    (116.1)%            (1.6)%        (0.7)%
                                                                                                      ================  ==========

Cumulative effect of accounting change, net of income
taxes                                                        (24,151)             0
                                                        --------------  -------------

   Net loss                                          $       (28,159)        (1,855)
                                                        ==============  =============

Basic loss per share:
   Loss before cumulative effect of accounting
      change                                         $         (0.35)         (0.17)    (111.7)%
   Cumulative effect of accounting change                      (2.11)          0.00     (100.0)%
                                                        --------------  -------------  ----------
   Net loss                                                    (2.46)         (0.17)  (1,387.6)%
                                                        ==============  =============  ==========

Diluted loss per share:
   Loss before cumulative effect of accounting
      change                                         $         (0.35)         (0.17)    (111.7)%
   Cumulative effect of accounting change                      (2.11)          0.00     (100.0)%
                                                        --------------  -------------  ----------
   Net loss                                                    (2.46)         (0.17)  (1,387.6)%
                                                        ==============  =============  ==========

Average shares outstanding-basic                              11,450         11,221        2.0 %
Average shares outstanding-diluted                            11,450         11,221        2.0 %

* Percent of sales column for income taxes is calculated as a % of income (loss) before income taxes.

                                   CULP, INC.
                           CONSOLIDATED BALANCE SHEETS
             JANUARY 26, 2003, JANUARY 27, 2002, AND APRIL 28, 2002
                                    Unaudited
                             (Amounts in Thousands)

                                                        Amounts                      Increase
                                             ------------------------------         (Decrease)
                                              January 26,     January 27,    -------------------------  * April 28,
                                                  2003            2002        Dollars    Percent            2002
                                             ---------------  -------------  ----------  -------------  ------------
Current assets
   Cash and cash investments               $         38,480         10,359      28,121      271.5 %          31,993
   Accounts receivable                               32,427         46,171     (13,744)     (29.8)%          43,366
   Inventories                                       53,560         59,398      (5,838)      (9.8)%          57,899
   Other current assets                              15,339          9,323       6,016       64.5 %          13,413
                                             ---------------  -------------  ----------  -------------  ------------
                 Total current assets               139,806        125,251      14,555       11.6 %         146,671

Property, plant & equipment, net                     85,396        102,457     (17,061)     (16.7)%          89,772
Goodwill                                              9,240         47,432     (38,192)     (80.5)%          47,083
Other assets                                          2,311          1,641         670       40.8 %           4,187
                                             ---------------  -------------  ----------  -------------  ------------

                 Total assets              $        236,753        276,781     (40,028)     (14.5)%         287,713
                                             ===============  =============  ==========  =============  ============


Current liabilities
   Current maturities of long-term debt    $         13,133          3,127      10,006      320.0 %           1,483
   Accounts payable                                  21,924         21,336         588        2.8 %          24,327
   Accrued expenses                                  14,646         13,652         994        7.3 %          16,460
   Accrued restructuring                              8,465          1,363       7,102      521.1 %           2,445
                                             ---------------  -------------  ----------  -------------   ------------
                 Total current liabilities           58,168         39,478      18,690       47.3 %          44,715

Long-term debt                                       83,008        106,960     (23,952)     (22.4)%         107,001

Deferred income taxes                                 3,502         10,330      (6,828)     (66.1)%          16,932
                                             ---------------  -------------  ----------  -------------  ------------
                 Total liabilities                  144,678        156,768     (12,090)      (7.7)%         168,648

Shareholders' equity                                 92,075        120,013     (27,938)     (23.3)%         119,065
                                             ---------------  -------------  ----------  -------------  ------------

                 Total liabilities and
                 shareholders' equity      $        236,753        276,781     (40,028)     (14.5)%         287,713
                                             ===============  =============  ==========  =============  ============

Shares outstanding                                   11,487         11,221         266        2.4 %          11,320
                                             ===============  =============  ==========  =============  ============



*  Derived from audited financial statements.

                                   CULP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED JANUARY 26, 2003 AND JANUARY 27, 2002
                                    Unaudited
                             (Amounts in Thousands)


                                                                                 NINE MONTHS ENDED
                                                                            ----------------------------
                                                                                      Amounts
                                                                            ----------------------------
                                                                            January 26,    January 27,
                                                                                2003           2002
                                                                            -------------  -------------
Cash flows from operating activities:
     Net loss                                                           $        (28,159)        (1,855)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
           Cumulative effect of accounting change, net of income taxes            24,151              0
           Depreciation                                                           10,554         13,214
           Amortization of intangible and other assets                               286          1,177
           Amortization of stock based compensation                                  158             92
           Restructuring expense                                                  13,006          1,303
           Changes in assets and liabilities:
              Accounts receivable                                                 10,939         11,678
              Inventories                                                          4,339            599
              Other current assets                                                (1,885)        (1,453)
              Other assets                                                           295            (19)
              Accounts payable                                                    (5,477)        (1,768)
              Accrued expenses                                                    (1,551)        (1,156)
              Accrued restructuring                                               (2,792)        (2,163)
              Income taxes payable                                                     0         (1,268)
                                                                            -------------  -------------
                 Net cash provided by operating activities                        23,864         18,381
                                                                            -------------  -------------
Cash flows from investing activities:
     Capital expenditures                                                         (9,076)        (3,393)
                                                                            -------------  -------------
                 Net cash used in investing activities                            (9,076)        (3,393)
                                                                            -------------  -------------
Cash flows from financing activities:
     Principal payments of long-term debt                                        (12,343)        (1,569)
     Change in accounts payable-capital expenditures                               3,074         (4,267)
     Proceeds from common stock issued                                               968              0
                                                                            -------------  -------------
                 Net cash used in financing activities                            (8,301)        (5,836)
                                                                            -------------  -------------

Increase in cash and cash investments                                              6,487          9,152

Cash and cash investments at beginning of period                                  31,993          1,207
                                                                            -------------  -------------

Cash and cash investments at end of period                              $         38,480         10,359
                                                                            =============  =============


                                   CULP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

(Dollars in thousands, except share and per share data)

                                                                      Capital                      Accumulated
                                            Common Stock            Contributed                       Other           Total
                                     ----------------------------    in Excess      Retained      Comprehensive   Shareholders'
                                       Shares        Amount         of Par Value    Earnings         Income          Equity
------------------------------------------------------------------------------------------------------------------------------
Balance, April 29, 2001               11,221,158    $    561            36,915         84,326                    $    121,802
    Net loss                                                                           (3,440)                         (3,440)
    Net gain on cash flow hedges                                                                            7               7
    Common stock issued in connection
       with stock option plans            98,426           5               691                                            696
------------------------------------------------------------------------------------------------------------------------------
Balance, April 28, 2002               11,319,584    $    566            37,606         80,886               7    $    119,065
    Net loss                                                                          (28,159)                        (28,159)
    Net gain on cash flow hedges                                                                           43              43
    Common stock issued in connection
       with stock option plans           167,125           8             1,118                                          1,126
------------------------------------------------------------------------------------------------------------------------------
Balance, Janaury 26, 2003             11,486,709    $    574            38,724         52,727              50    $     92,075
==============================================================================================================================

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiary include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. All of these adjustments are of a normal recurring nature except as disclosed in notes 2, 8 and 12 to the consolidated financial statements. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company's annual report on Form 10-K filed with the Securities and Exchange Commission on July 26, 2002 for the fiscal year ended April 28, 2002.

================================================================================

2.  Accounts Receivable

       A summary of accounts receivable follows (dollars in thousands):

-------------------------------------------------------------------------------

                                      January 26, 2003          April 28, 2002
-------------------------------------------------------------------------------

Customers                              $   34,933                 $   46,886
Allowance for doubtful accounts            (1,625)                    (2,465)
Reserve for returns and allowances           (881)                    (1,055)
-------------------------------------------------------------------------------
                                       $   32,427                 $   43,366


During fiscal 2003, the company placed significant focus on reducing outstanding accounts receivable, including a concerted effort to collect past due accounts, shorten payment terms by offering a cash discount and resolve old items within receivable accounts. In the third quarter, due to the decrease in past due receivable balances, there was a net reduction of $435,000 in the allowance for doubtful accounts. This compares with bad debt expense of $703,000 in the year earlier period. Additionally, as a result of this effort, the company has resolved $370,000 in old, open credits with customers which were credited to net sales during the quarter.
================================================================================

3.  Inventories

     Inventories are carried at the lower of cost or market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

   A summary of inventories follows (dollars in thousands):

-------------------------------------------------------------------------------

                                            January 26, 2003    April 28, 2002
-------------------------------------------------------------------------------

Raw materials                               $       24,824      $     27,081
Work-in-process                                      4,029             3,830
Finished goods                                      24,952            27,233
-------------------------------------------------------------------------------

Total inventories valued at FIFO                    53,805            58,144
Adjustments of certain inventories to LIFO            (245)             (245)
-------------------------------------------------------------------------------
                                            $       53,560      $     57,899

===============================================================================


4.  Accounts Payable

        A summary of accounts payable follows (dollars in thousands):
-------------------------------------------------------------------------------

                                        January 26, 2003       April 28, 2002
-------------------------------------------------------------------------------

Accounts payable-trade                  $        17,470        $      22,947
Accounts payable-capital expenditures             4,454                1,380
-------------------------------------------------------------------------------
                                        $        21,924        $      24,327

===============================================================================

5.  Accrued Expenses

        A summary of accrued expenses follows (dollars in thousands):
--------------------------------------------------------------------------------

                                               January 26, 2003  April 28, 2002
--------------------------------------------------------------------------------

Compensation, commissions and related benefits  $     8,326         $    10,122
Interest                                              2,465               1,111
Other                                                 3,855               5,227
--------------------------------------------------------------------------------
                                                $    14,646         $    16,460

================================================================================


6.  Long-Term Debt

        A summary of long-term debt follows (dollars in thousands):
-------------------------------------------------------------------------------

                                        January 26, 2003       April 28, 2002
-------------------------------------------------------------------------------

Unsecured term notes                    $       75,000         $      75,000
Industrial revenue bonds                        19,712                30,612
Canadian government loan                         1,429                 1,852
Obligations to sellers                               0                 1,020
-------------------------------------------------------------------------------
                                                96,141               108,484
Less current maturities                        (13,133)               (1,483)
-------------------------------------------------------------------------------
                                        $       83,008         $     107,001

-------------------------------------------------------------------------------


     In August 2002, the company entered into an agreement with its principal bank lender that provides for a revolving loan commitment of $15.0 million, including letters of credit up to $2.5 million. The agreement provides an additional $21.0 million in letters of credit supporting the industrial revenue bonds described below. Borrowings under the facility generally carry interest at the London Interbank Offered Rate plus an adjustable margin based upon the company's debt/EBITDA ratio, as defined by the agreement. As of January 26, 2003, there were $855,000 in outstanding letters of credit in support of inventory purchases and no borrowings outstanding under the agreement. Letter of credit and commitment fees are also determined by the company's debt/EBITDA ratio, as defined by the agreement. The credit facility expires in August 2004.

     The unsecured term notes have an average remaining term of 6 years. The principal payments become due from March 2006 to March 2010. Interest is payable semi-annually at a fixed coupon rate of 7.76%.

     The industrial revenue bonds (IRBs) are generally due in balloon maturities which occur at various dates from 2009 to 2013. The IRBs are collateralized by letters of credit for the outstanding balance of the IRBs and certain interest payments accrued thereunder. As of January 26, 2003, the interest rate on outstanding IRBs was 3.75%, including the letter of credit fee percentage.

     On March 3, 2003, the company elected to prepay $12.7 million of IRB debt. Accordingly, this amount has been reclassified as current maturities of long-term debt. The remaining $7.0 million in IRB debt is due to be repaid in 2009.

     The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At January 26, 2003, the company was in compliance with these financial covenants.

     The principal payment requirements of long-term debt during the next five fiscal years are: 2003 - $0; 2004 - $476,000; 2005 - $476,000; 2006 -
$11,477,000; and 2007 - $11,000,000.

================================================================================

7. Cash Flow Information

     Payments (refunds) for interest and income taxes for the nine months ended January 26, 2003 and January 27, 2002 follow (dollars in thousands):

-------------------------------------------------------------------------------

                                                        2003           2002
-------------------------------------------------------------------------------

Interest                                          $     3,954      $   4,977
Income taxes (refunds)                                 (1,746)         1,553

===============================================================================


8. Restructuring and Asset Impairment Charges

     A summary of accrued restructuring reserve activity follows:

     Chattanooga Restructuring

     In August 2002, management approved a restructuring plan within the Culp Decorative Fabrics division aimed at lowering manufacturing costs, simplifying the dobby fabric upholstery line, increasing asset utilization and enhancing the division's manufacturing competitiveness. The restructuring plan principally involves (1) consolidation of the division's weaving, finishing, yarn-making and distribution operations by closing the facility in Chattanooga, Tennessee and integrating these functions into other plants, (2) a significant reduction in the number of stock keeping units (SKUs) offered in the dobby product line and
(3) a net reduction in workforce of approximately 300 positions. During the second quarter of fiscal 2003, the total restructuring and related charges incurred were $13.2 million, of which approximately $2.9 million represented non-cash items relating to fixed asset write-downs included in restructuring expense and $1.2 million represented machinery and equipment relocation costs included in cost of sales. During the third quarter of fiscal 2003, related charges of $751,000 representing machinery and equipment relocation costs and inventory mark-downs were included in cost of sales. Additional related charges of approximately $750,000 are estimated to be recorded over the next three months.

     As of January 26, 2003, there were no assets classified as held for sale in relation to the Chattanooga restructuring.

     The following summarizes the activity in the restructuring accrual (dollars in thousands):

--------------------------------------------------------------------------------

                                      Employee            Lease
                                     Termination     Termination and
                                       Benefits      Other Exit Costs    Total
--------------------------------------------------------------------------------
  Accrual established in fiscal 2003   $  1,972        $  7,194         $ 9,166

  Paid in fiscal 2003                    (1,103)           (536)         (1,639)
--------------------------------------------------------------------------------

  Balance, January 26, 2003            $    869        $  6,658         $ 7,527
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

     During the third quarter of fiscal 2003, as a result of management's continual evaluation of the restructuring accrual, the reserve was reduced $313,000 for employee termination benefits to reflect current estimates of future health care claims. Additionally, the reserve was reduced $42,000 for lease termination and other exit costs to reflect current estimates of future security expenses and other costs.

     As of January 26, 2003, assets classified as held for sale, including a building, machinery and equipment, of $485,000 are included in other assets. Management is actively marketing these assets and anticipates the successful disposal of these assets. There were no assets classified as held for sale at January 27, 2002.

     The following summarizes the activity in the CVP restructuring accrual (dollars in thousands):

--------------------------------------------------------------------------------

                                        Employee            Lease
                                      Termination     Termination and
                                        Benefits      Other Exit Costs    Total
--------------------------------------------------------------------------------
  Accrual established in fiscal 2002    $  842           $  610         $ 1,452

  Paid in fiscal 2002                       (5)              (5)            (10)
--------------------------------------------------------------------------------

  Balance, April 28, 2002                  837              605           1,442

  Adjustments in fiscal 2003              (313)             (42)           (355)

  Paid in fiscal 2003                     (424)            (111)           (535)
--------------------------------------------------------------------------------

  Balance, January 26, 2003             $  100           $  452         $   552
--------------------------------------------------------------------------------


     CDF Restructuring

     During fiscal 2001 and continuing into fiscal 2002, the company undertook a restructuring plan in its upholstery fabric segment which involved (1) the consolidation of certain fabric manufacturing capacity within the Culp Decorative Fabrics (CDF) division, (2) closing one of the company's four yarn manufacturing plants within the Culp Yarn division, (3) an extensive reduction in selling, general and administrative expenses including the termination of 110 employees and (4) a comprehensive SKU reduction initiative related to finished goods and raw materials in CDF. For fiscal 2001, the total restructuring and related charges incurred were $7.4 million, of which approximately $3.4 million represented non-cash items relating to fixed asset and inventory write-downs, and $931,000 represented machinery and equipment relocation costs included in cost of sales. During the first quarter of fiscal 2002, the total restructuring and related charges incurred were $2.3 million, of which $160,000 represented non-cash items relating to fixed asset write-downs included in restructuring expense and $1.0 million represented machinery and equipment relocation costs included in cost of sales. During the second quarter of fiscal 2002, restructuring related charges of $158,000 were incurred and represented machinery and equipment relocation costs included in cost of sales.

     During the third quarter of fiscal 2003, as result of management's continual evaluation of the restructuring accrual, the reserve was reduced $275,000 for employee termination benefits to reflect current estimates of future health care claims. Additionally, the reserve was increased $276,000 for lease termination and other exit costs to reflect current estimates of remaining lease expenses, property taxes, insurance and other exit costs.

     As of January 26, 2003 and January 27, 2002, there were no assets classified as held for sale in relation to the CDF restructuring.


     The following summarizes the activity in the CDF restructuring accrual (dollars in thousands):

--------------------------------------------------------------------------------

                                     Employee            Lease
                                    Termination     Termination and
                                      Benefits      Other Exit Costs      Total
--------------------------------------------------------------------------------
  Accrual established in fiscal 2001   $  969         $ 2,116          $ 3,085

  Paid in fiscal 2001                    (491)           (211)            (702)
--------------------------------------------------------------------------------
  Balance, April 29, 2001                 478           1,905            2,383

  Additions in fiscal 2002                925             218            1,143

  Paid in fiscal 2002                    (891)         (1,632)          (2,523)
--------------------------------------------------------------------------------
  Balance, April 28, 2002                 512             491            1,003

  Adjustments in fiscal 2003             (275)            276                1

  Paid in fiscal 2003                    (137)           (481)            (618)
--------------------------------------------------------------------------------
  Balance, January 26, 2003            $  100         $   286          $   386
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

     A summary of total comprehensive income for the three months ended January 26, 2003 and January 27, 2002 follows (dollars in thousands):
--------------------------------------------------------------------------------

                                                              2003        2002
--------------------------------------------------------------------------------

Net income                                                $  1,667       $  170
Gain (loss) on foreign currency contracts, net of taxes:
   Net changes in fair value                                    99          (60)
   Net gains (losses) reclassified into earnings               (85)          13
--------------------------------------------------------------------------------
                                                          $  1,681       $  123

--------------------------------------------------------------------------------


A summary of total comprehensive loss for the nine months ended January 26, 2003 and January 27, 2002 follows (dollars in thousands):

--------------------------------------------------------------------------------

                                                          2003            2002
--------------------------------------------------------------------------------

Net loss                                                $ (28,159)      $(1,855)
Gain (loss) on foreign currency contracts, net of taxes:
   Net changes in fair value                                   49           (56)
   Net gains (losses) reclassified into earnings               (6)           30
--------------------------------------------------------------------------------
                                                        $ (28,116)      $(1,881)

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

(in thousands)                                       Three Months Ended
-------------------------------------------------------------------------------

                                          January 26, 2003    January  27, 2002
--------------------------------------------------------------------------------

Weighted average common
        shares outstanding, basic               11,485                  11,221
Effect of dilutive stock options                   229                      83
--------------------------------------------------------------------------------
Weighted average common
        shares outstanding, diluted             11,714                  11,304

--------------------------------------------------------------------------------

     Options to purchase 1,718,125 shares and 987,926 shares of common stock were not included in the computation of diluted income per share for the three months ended January 26, 2003 and January 27, 2002, respectively, because the exercise price of the options was greater than the average market price of the common shares.

     Weighted average shares used in the computation of basic and diluted loss per share for the nine months ended January 26, 2003 and January 27, 2002 do not include stock options because the effect would be antidilutive.

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

     Sales and gross profit for the company's operating segments for the three months ended January 26, 2003 and January 27, 2002 follow (dollars in thousands):

--------------------------------------------------------------------------------

                                                    2003            2002
--------------------------------------------------------------------------------

Net sales
     Upholstery Fabrics                      $      55,909        $      65,844
     Mattress Ticking                               23,383               24,774
--------------------------------------------------------------------------------
                                             $      79,292        $      90,618

--------------------------------------------------------------------------------

Gross Profit
     Upholstery Fabrics                      $       8,088        $       6,828
     Mattress Ticking                                5,700                6,680
--------------------------------------------------------------------------------
                                             $      13,788        $      13,508

--------------------------------------------------------------------------------


     Sales and gross profit for the company's operating segments for the nine months ended January 26, 2003 and January 27, 2002 follow (dollars in thousands):

--------------------------------------------------------------------------------

                                                   2003              2002
--------------------------------------------------------------------------------

Net sales
     Upholstery Fabrics                     $     174,269          $    197,869
     Mattress Ticking                              74,484                75,612
--------------------------------------------------------------------------------
                                            $     248,753          $    273,481

--------------------------------------------------------------------------------

Gross Profit
     Upholstery Fabrics                     $      23,739          $     19,561
     Mattress Ticking                              17,646                20,278
--------------------------------------------------------------------------------
                                            $      41,385          $     39,839

--------------------------------------------------------------------------------

     Identifiable assets, consisting of accounts receivable, inventories and goodwill for the company's operating segments as of January 26, 2003 and January 27, 2002 follow (dollars in thousands):

--------------------------------------------------------------------------------

                                                  2003                  2002
--------------------------------------------------------------------------------

     Upholstery Fabrics                     $      66,839           $   123,374
     Mattress Ticking                              28,388                28,737
--------------------------------------------------------------------------------
                                            $      95,227           $   153,001

--------------------------------------------------------------------------------

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

(in thousands, except per share data)     Three Months Ended   Nine Months Ended
--------------------------------------------------------------------------------

                                           January 27, 2002     January 27, 2002

--------------------------------------------------------------------------------

Reported net income (loss)                 $          170       $       (1,855)
Goodwill amortization, net of tax                     230                  690
--------------------------------------------------------------------------------
Adjusted net income (loss)                            400               (1,165)

--------------------------------------------------------------------------------
Basic
Reported  net income (loss) per share                0.02                (0.17)
Adjusted  net income (loss) per share                0.04                (0.11)

Diluted
Reported  net income (loss) per share                0.02                (0.17)
Adjusted  net income (loss) per share                0.04                (0.11)
--------------------------------------------------------------------------------

     For the initial application of SFAS No. 142, an independent business valuation specialist was engaged to assist the company in the determination of the fair market value of the Culp Decorative Fabrics (CDF) division because of the significance of the goodwill associated with the division and due to its operating performance for fiscal 2002 and 2001. The fair value of the CDF division as determined using several different valuation methods, including comparable companies, comparable transactions and discounted cash flow analysis, was determined to be less than its carrying value. Accordingly, the company recorded a goodwill impairment charge of $37.6 million ($24.2 million net of taxes of $13.4 million), or $2.11 per share diluted, related to the goodwill associated with the CDF division. After the goodwill impairment charge, the company's goodwill by division is: Culp Decorative Fabrics - $4.4 million, Culp Yarn - $700,000 and Culp Home Fashions - $4.1 million.

================================================================================

13. Recent Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No.148 requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The adoption of SFAS 148 will require enhanced disclosures for the Company's stock-based employee compensation plans.


     In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 15, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

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

The following tables set forth the company's sales and gross profit by segment/division, excluding restructuring related charges, and international sales by geographic area for the three and nine months ended January 26, 2003 and January 27, 2002.


(Amounts in thousands)                              THREE MONTHS ENDED (UNAUDITED)
                                   --------------------------------------------------------------------
                                              Amounts                           Percent of Total Sales
                                   -------------------------------              -----------------------
                                    January 26,      January 27,     % Over
Segment/Division Sales                  2003            2002         (Under)       2003        2002
--------------------------------   ---------------  --------------  ----------  -----------  ----------
Upholstery Fabrics
    Culp Decorative Fabrics     $          31,734          35,878    (11.6)%      40.0 %       39.6 %
    Culp Velvets/Prints                    22,819          28,648    (20.3)%      28.8 %       31.6 %
    Culp Yarn                               1,356           1,318      2.9 %       1.7 %        1.5 %
                                   ---------------  --------------  ----------  -----------  ----------
                                           55,909          65,844    (15.1)%      70.5 %       72.7 %
Mattress Ticking
     Culp Home Fashions                    23,383          24,774     (5.6)%      29.5 %       27.3 %
                                   ---------------  --------------  ----------  -----------  ----------

                              * $          79,292          90,618    (12.5)%     100.0 %      100.0 %
                                   ===============  ==============  ==========  ===========  ==========


Segment Gross Profit                                                            Gross Profit Margin
--------------------------------                                                -----------------------

Upholstery Fabrics  (1)         $           8,839           6,829     29.4 %      15.8 %       10.4 %
Mattress Ticking                            5,700           6,679    (14.7)%      24.4 %       27.0 %
                                   ---------------  --------------  ----------  -----------  ----------

                                $          14,539          13,508      7.6 %      18.3 %       14.9 %
                                   ===============  ==============  ==========  ===========  ==========




                                                      NINE MONTHS ENDED (UNAUDITED)
                                   --------------------------------------------------------------------

                                              Amounts                           Percent of Total Sales
                                   -------------------------------              -----------------------
                                    January 26,      January 27,     % Over
Segment/Division Sales                  2003            2002         (Under)       2003        2002
--------------------------------   ---------------  --------------  ----------  -----------  ----------

Upholstery Fabrics
    Culp Decorative Fabrics     $         100,324         109,531     (8.4)%      40.3 %       40.1 %
    Culp Velvets/Prints                    69,243          84,522    (18.1)%      27.8 %       30.9 %
    Culp Yarn                               4,702           3,816     23.2 %       1.9 %        1.4 %
                                   ---------------  --------------  ----------  -----------  ----------
                                          174,269         197,869    (11.9)%      70.1 %       72.4 %
Mattress Ticking
     Culp Home Fashions                    74,484          75,612     (1.5)%      29.9 %       27.6 %
                                   ---------------  --------------  ----------  -----------  ----------

                              * $         248,753         273,481     (9.0)%     100.0 %      100.0 %
                                   ===============  ==============  ==========  ===========  ==========


Segment Gross Profit                                                            Gross Profit Margin
--------------------------------                                                -----------------------

Upholstery Fabrics (1)          $          25,649          20,696     23.9 %      14.7 %       10.5 %
Mattress Ticking                           17,647          20,278    (13.0)%      23.7 %       26.8 %
                                   ---------------  --------------  ----------  -----------  ----------

                                $          43,296          40,974      5.7 %      17.4 %       15.0 %
                                   ===============  ==============  ==========  ===========  ==========


* U.S. sales were $71,130 and $79,539 for the third quarter of fiscal 2003 and fiscal 2002, respectively; and $218,957 and $233,617 for the nine months of fiscal 2003 and 2002, respectively. The percentage decrease in U.S. sales was 10.6% for the third quarter and a decrease of 6.3% for the nine months.


(1) Excludes restructuring related charges of $751,000 for the third quarter of fiscal 2003; and excludes $1.9 million and $1.2 million for the first nine months of fiscal 2003 and 2002, respectively.


 (Amounts in thousands)                            THREE MONTHS ENDED (UNAUDITED)
                                            ------------------------------------------------

                                                        Amounts
                                            ---------------------------------
                                              January 26,      January 27,       % Over
             Geographic Area                     2003              2002         (Under)
 ----------------------------------------   ----------------  ---------------  -----------
 North America (Excluding USA)           $            6,648            6,613       0.5 %
 Europe                                                 274              472     (41.9)%
 Middle East                                            260              598     (56.5)%
 Far East & Asia                                        765            2,924     (73.8)%
 South America                                           94              155     (39.4)%
 All other areas                                        121              318     (61.9)%
                                            ----------------  ---------------  -----------

                                         $            8,162           11,079     (26.3)%
                                            ================  ===============  ===========

                  Percent of total sales              10.3%            12.2%


                                                     NINE MONTHS ENDED (UNAUDITED)
                                            ------------------------------------------------

                                                        Amounts
                                            ---------------------------------
                                              January 26,      January 27,       % Over
             Geographic Area                     2003              2002         (Under)
 ----------------------------------------   ----------------  ---------------  -----------
 North America (Excluding USA)           $           22,622           23,023      (1.7)%
 Europe                                                 535            2,115     (74.7)%
 Middle East                                          1,907            4,804     (60.3)%
 Far East & Asia                                      3,748            8,414     (55.5)%
 South America                                          508              490       3.7 %
 All other areas                                        476            1,018     (53.2)%
                                            ----------------  ---------------  -----------

                                         $           29,796           39,864    (25.3) %
                                            ================  ===============  ===========

                  Percent of total sales              12.0%            14.6%


International sales, and the percentage of total sales, for each of the last three fiscal years follows: fiscal 2000-$111,104 (23%); fiscal 2001 - $77,824 (19%) and fiscal 2002 - $53,501 (14%).

Three and Nine Months ended January 26, 2003 compared with Three and Nine Months ended January 27, 2002

For the third quarter, net sales decreased 12.5% to $79.3 million; and the company reported net income of $1.7 million, or $0.14 per share diluted versus net income of $170,000, or $0.02 per share diluted in the third quarter of fiscal 2002. Excluding restructuring and related charges and credits, earnings for the third quarter of fiscal 2003 were $1.9 million, or $0.16 per share diluted versus net income of $400,000, or $0.04 per share diluted in the third quarter of fiscal 2002, excluding goodwill amortization. For the first nine months of fiscal 2003, net sales decreased 9.0% to $248.8 million, and the company reported a net loss before cumulative effect of accounting change of $4.0 million, or $0.35 per share diluted versus a net loss of $1.9 million, or $0.17 per share diluted a year ago. Excluding restructuring and related charges and credits, net income for the first nine months of fiscal 2003 was $5.1 million, or $0.43 per share diluted versus $447,000, or $0.04 per share diluted for 2002, excluding goodwill amortization. The company reported further improvement in its balance sheet by reducing funded debt by $12.3 million during the first nine months of fiscal 2003 and ending the quarter with $38.5 million in cash and cash investments.

During fiscal 2003, the company has placed significant focus on reducing outstanding accounts receivable, including a concerted effort to collect past due accounts, shorten payment terms by offering a cash discount and resolve old items within receivable accounts. As of January 26, 2003, accounts receivable decreased 29.8% from the year earlier levels. In the third quarter, due to the decrease in past due receivable balances, there was a net reduction of $435,000 in the allowance for doubtful accounts. This compares with bad debt expense of $703,000 in the year earlier period. Additionally, as a result of this effort, the company has resolved $370,000 in old, open credits with customers, which were credited to net sales during the quarter.


Restructuring Actions

The financial results for the third quarter include a total of $751,000 in restructuring related charges, which were classified in cost of sales, and a $354,000 credit classified under the restructuring expense line item. The restructuring related charges of $751,000 represent inventory markdowns and equipment relocation costs associated with the closing of the Chattanooga, Tennessee facility within the Culp Decorative Fabrics division in October 2002. The restructuring credit represents the reversal of previously accrued personnel costs, principally extended health care benefit expense, relating to the exit of the wet printed flock business during April 2002.

The Culp Decorative Fabrics (CDF) restructuring actions are expected to significantly improve gross margins within the division, while allowing the ability to meet foreseeable levels of demand on a substantially lower cost base. The initiative is projected to result in annual cost savings of approximately $12 to $15 million, beginning in the third quarter of fiscal 2003. Approximately $8.0 million of these savings relate to fixed manufacturing costs, and the remaining $4.0 to $7.0 million relate to variable manufacturing costs. Savings from lower fixed manufacturing costs, which were achieved due to the closing of the Chattanooga, Tennessee operation at the end of the second quarter, began being realized and contributed to the third quarter results. However, while there has been some progress on savings with variable manufacturing costs, the company expects these benefits to begin being realized over the next two quarters as operations within CDF achieve higher levels of efficiency.

The remaining elements from the CDF Chattanooga restructuring initiative to be completed are as follows: (1) achieve targeted levels of operating efficiency for the looms transferred into the Pageland operation, which is projected to take until the end of the first quarter of fiscal 2004; (2) transfer certain finishing and warping equipment to other CDF plants by the end of this fiscal year; and (3) complete the capital expenditure projects related to the restructuring.

Another important element of the CDF restructuring initiative was a major reduction in the complexity of the dobby upholstery product line, which has led to the elimination of approximately 1,500 low volume stock keeping units (SKUs) representing about 70% of the finished goods SKUs (but only 10% of sales) in that product category. This initiative is now substantially complete and has been accomplished without significant disruptions of customer relationships.

The CDF restructuring is expected to result in total restructuring and related charges of approximately $15 million, with approximately $14 million having been incurred in the second and third quarters of this fiscal year. The company currently estimates that this restructuring will result in additional charges of approximately $750,000 during the fourth quarter of the fiscal year, most of which relate to equipment relocation costs.


UPHOLSTERY FABRIC SEGMENT

NET SALES -- Upholstery fabric sales for the third quarter of fiscal 2003 decreased 15.1% to $55.9 million. Domestic upholstery fabric sales decreased 11.9% to $50.9 million, due primarily to overall weakness in consumer demand for upholstered furniture, and other factors discussed below. International sales decreased 37.9% to $5.0 million, due primarily to the exiting of the wet printed flock fabric business in April 2002. For the first nine months of fiscal 2003, upholstery fabric sales decreased 11.9% to $174.3 million due to lower consumer demand and issues addressed below.

In addition to overall softness in demand during the quarter, the sales decrease in upholstery fabrics is attributable to the company's strategy to focus on improving the profitability of its sales mix by reducing or eliminating products generating little or no profit. In the Culp Velvets/Prints division, the company discontinued its unprofitable wet printed flock business at the end of last fiscal year. This product line produced annual sales last year of approximately $17 million with approximately $2 million in operating losses. In the CDF division, the company discontinued about half of its finished goods SKUs (or approximately 10,000) over the last year, most of which were small volume items and were costly to produce. These discontinued SKUs include the dobby product line SKUs that were recently eliminated as part of the Chattanooga restructuring. The company expects this process of identifying and dropping its low profit items to continue through the balance of this fiscal year.

The company believes additional factors that are likely impacting upholstery fabric sales are (1) the increasing market share of leather furniture being sold in the U.S.; and (2) the increase in imported fabrics, both in "piece goods" and "cut and sewn kits."

GROSS PROFIT -- In spite of weak furniture demand, the upholstery fabric segment improved its gross profit dollars and margins significantly. Excluding restructuring related charges of $751,000 for the third quarter of fiscal 2003, gross profit dollars and margin increased to $8.8 million and 15.8% from $6.8 million and 10.4% in the third quarter of last year. For the first nine months of fiscal 2003, excluding restructuring related charges, gross profit dollars and margin improved to $25.6 million and 14.7% compared to $20.7 million and 10.5% the previous year. The key factors behind this gain was a sharp improvement in CDF due to: (1) a more profitable sales mix; (2) the increasing productivity benefits from the CDF 2001 restructuring; and (3) the fixed cost reduction benefits from the Chattanooga closure.

The company is optimistic that gross profit dollars and margins in the upholstery fabric segment will continue to improve over the next few quarters, driven principally by the progress within the CDF division. More specifically, within CDF the company is focused on (1) creating and selling products with better margins; (2) continuing to reduce low profit SKUs; and (3) improving manufacturing performance in terms of productivity and inventory obsolescence


MATTRESS TICKING SEGMENT

NET SALES -- Mattress fabric (ticking) sales for the third quarter of fiscal 2003 decreased 5.6% to $23.4 million. Sales to U.S. bedding manufacturers fell 7.2% to $20.3 million, while sales to international customers increased by 5.9% to $3.1 million. For the first nine months of fiscal 2003, mattress fabric sales were slightly lower than last year, down 1.5% to 74.5 million. The sales decrease is due to overall weakness in consumer demand for mattresses.

GROSS PROFIT -- The mattress fabric segment (Culp Home Fashions or CHF) reported for the third quarter of fiscal 2003 gross profit dollars and margins of $5.7 million and 24.4%, respectively, both down from $6.7 million and 27.0% during the corresponding quarter of the prior year. For the first nine months of fiscal 2003, gross profit dollars and margin decreased to $17.6 million and 23.7% from $20.3 and 26.8% the previous year. The key factors impacting gross profit were lower sales and the residual impact from a high cost European sourcing agreement that ended October 31, 2002. During the quarter the division worked down its inventory position of these products by reducing production. CHF entered into this agreement with the supplier in October 2001 as part of the termination of a long-term supply relationship. The agreement provided, among other things, that the company maintain a certain level of weekly purchases through October 31, 2002. Therefore, for the first half of this fiscal year, the company was required to source products from this supplier that were significantly more expensive than products manufactured at the company's U.S. and Canadian plants in order to meet the agreement's minimum purchase levels. The company had planned during the last fiscal year for the termination of this supply agreement by initiating a plan to increase capacity in the U.S. and Canadian plants beginning in the first quarter and ending by January 2003. This capacity expansion project accounts for approximately $4.5 million of the company's fiscal 2003 capital spending. This supply agreement was concluded on October 31, 2002.

The company is currently evaluating the potential impact on profits based on a decision by a major mattress ticking customer to begin production of one-sided mattresses. This decision could potentially lower demand for the company's mattress ticking products. However, management believes that any significant impact on demand would not occur until early fiscal 2004. Additionally, the company is currently examining alternatives to increase customer diversification to offset this potential decrease in demand.

OTHER CORPORATE EXPENSES

Selling, General and Administrative Expenses. SG&A expenses for the third quarter declined $1.2 million, or 11.2%, from the prior year, and as a percent of net sales, SG&A expenses increased to 12.4% from 12.2%. SG&A expenses in the third quarter included a net reduction of $435,000 in the allowance for doubtful accounts, due to a decrease in past due receivable balances. This compares with bad debt expense of $703,000 in the year-earlier period. Year to date SG&A expenses were lower than the previous year by $4.1 million due primarily to lower bad debt expense.

Interest Expense (Income). Interest expense for the third quarter declined to $1.7 million from $1.8 million due to significantly lower borrowings outstanding, offset somewhat by an increase in the interest rate on the company's $75.0 million term loan. Interest income increased to $143,000 from $42,000 due to significantly higher invested cash as compared with the prior year. For the first nine months of fiscal 2003, interest expense declined to $5.2 million from $5.9 the previous year, while interest income increased to $414,000 from $99,000 versus the prior year.

Other Expense. Other expense for the third quarter of fiscal 2003 totaled $192,000 compared with $435,000 in the prior year. For the first nine months of fiscal 2003, other expense totaled $645,000 compared to $1.8 million last year. The decrease was principally due to the adoption of SFAS No. 142, which discontinued the amortization of goodwill. Goodwill amortization during the third quarter and first nine months of fiscal 2002 was $350,000 and $1,050,000, respectively.

Income  Taxes.   Excluding  the  cumulative  effect  of  accounting  change  and restructuring and related charges, the effective tax rate for the first nine months of fiscal 2003 was 37.0% compared to 34.0% the prior year.

Liquidity and Capital Resources

Liquidity. Cash and cash investments as of January 26, 2003 increased to $38.5 million from $32.0 million at the end of fiscal 2002, reflecting cash flow from operations of $23.9 million for the first nine months of fiscal 2003, capital expenditures of $9.1 million, debt repayment of $12.3 million, stock issuance from the sale of exercised stock options of $1.0 million and an increase in accounts payable for capital expenditures of $3.1 million.

Accounts receivable as of January 26, 2003 decreased 29.8% from the year-earlier level, due principally to the decline in international sales with their related longer credit terms, repayment of past due balances and an increase in the number of customers taking the cash discount for shorter payment terms. Days sales outstanding totaled 34 days at January 26, 2003 compared with 43 a year ago and 36 at last fiscal year end. Inventories at the close of the third quarter decreased 9.8% from a year ago. Inventory turns for the third quarter were 4.8 versus 5.1 for the year-earlier period. Operating working capital (comprised of accounts receivable, inventory and accounts payable) was $64.1 million at January 26, 2003, down from $84.2 million a year ago.

EBITDA for the third quarter of fiscal 2003 was $8.1 million compared with $6.9 million in the prior year. EBITDA includes earnings before interest, income taxes, depreciation, amortization, all restructuring and related charges, certain non-cash charges and cumulative effect of accounting change, as defined by the company's credit agreement.

Financing Arrangements. As of the end of the third quarter, the company had reduced funded debt by $12.3 million from last fiscal year end. Funded debt equals long-term debt plus current maturities. Funded debt was $96.1 million at January 26, 2003, compared with $108.5 million at fiscal 2002 year end. The company's funded debt-to-capital ratio was 51.1% at January 26, 2003. Since the end of fiscal 2000 (two and three fourths years), the company has substantially reduced its funded debt by a total of $41.3 million or 30.1%.

The company also reports its leverage statistics in terms of funded debt, net of cash and cash investments, under the assumption it could use the cash to repay debt at any time. Funded debt, net of cash and cash investments, was $57.7 million at January 26, 2003 compared with $76.5 million at fiscal 2002 year end. In addition, funded debt, net of cash and cash investments, to capital employed ratio was 38.5% and funded debt, net of cash and cash investments, to EBITDA was 1.54, which is substantially lower than the highest point level of 4.28 at January 2001.

The company entered into a new loan agreement during August 2002 with its principal bank lender that provides, among other things, for: (1) a two year $34.7 million credit facility, which includes a $15.0 million revolving credit line and $19.7 million for letters of credit for the company's industrial revenue bonds (IRBs) excluding interest, (2) lower interest rates based upon a pricing matrix, and (3) improved financial covenants. The IRBs are collateralized by letters of credit for the outstanding balance of the IRBs and certain interest payments accrued thereunder. Interest on the outstanding IRBs as of January 26, 2003 was 3.75%, including the letter of credit fee percentage. Also, the loan agreement specifically allows for the fiscal 2003 Culp Decorative Fabrics restructuring and related charges (see discussion above).

The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. The company's principal financial covenants are (1) funded debt to EBITDA; (2) EBILTDA to interest expense plus leases; (3) funded debt to total capital; (4) funded debt to tangible capital; and (5) minimum tangible shareholders' equity. EBILTDA includes earnings before interest, income taxes, lease expense, depreciation, amortization, all restructuring and related charges, certain non-cash charges and cumulative effect of accounting change, as defined by the company's credit agreement. As of January 26, 2003, the company was in compliance with these financial covenants.

The company initiated the early repayment of $12.7 million of its IRBs on March 3, 2003. Effective with this repayment of IRBs, under the terms of the company's bank loan agreement, the liens on the company's assets pledged as collateral for the company's outstanding loans are required to be removed. In addition, with these debt retirements, the company will have reduced its funded debt by $25.0 million during fiscal 2003.

The remaining funded debt after repayment of these IRBs will be comprised of a $75.0 million term loan, with a fixed interest rate of 7.76%, $7.0 million in remaining IRBs and a $1.4 million, non-interest bearing term loan with the Canadian government. The first scheduled principal payment on the $75.0 million term loan is due March 2006, three years away, and it amounts to $11.0 million. The Canadian government loan is repaid in annual installments of approximately $450,000 per year.

The company plans to maintain a cash reserve of at least $25.0 million for the foreseeable future. Cash accumulated above this level will likely be used to repay the remaining $7.0 million in IRBs over the next several quarters. The company has chosen to repay the outstanding IRBs first due to high prepayment fees and costs associated with the $75 million term loan.

Capital Expenditures. Capital spending for the first nine months of fiscal 2003 was $9.1 million. The company's original budget for capital spending for all of fiscal 2003 was $8.5 million, compared with $4.7 million in fiscal 2002. As part of the fiscal 2003 restructuring plan in the Culp Decorative Fabrics division, the company increased the budget by $4.5 million to $13.0 million. Depreciation for the third quarter of fiscal 2003 totaled $3.4 million, and is projected at $14.0 million for the full fiscal year.

Free Cash Flow. Free cash flow was $17.9 million for the first nine months of fiscal 2003 compared with $10.7 million for the same period of the prior year. The company defines free cash flow as cash from operations, less capital expenditures, plus or minus the change in accounts payable for capital expenditures. The key reasons for this improvement were continued improvement in accounts receivable collections, lower inventory levels, higher profits and the benefit from deferred payment terms for capital expenditures.

BUSINESS OUTLOOK

For the fourth quarter of fiscal 2003, the company believes consolidated sales will decline in the same range as the third quarter decrease of 12.5% while gross profit margins are expected to approximate last year's fourth quarter gross margin of 21.8%, excluding restructuring and related charges, resulting in lower gross profit dollars. More than offsetting this gross profit dollar decrease, total SG&A, interest and other expenses are expected to decline approximately $4.0 million in the fourth quarter, absent any large unusual items, from a total of $17.3 million in last year's fourth quarter. The cost reduction is due to several factors: (1) lower incentive compensation; (2) an unusually high bad debt expense of $1.2 million in last year's fourth quarter;
(3) various reductions in other SG&A expenses; and (4) lower net interest expense. The lower incentive compensation expense reflects the fact that the entire fiscal 2002 amount was recorded in the fourth quarter since the company was operating at a net loss through the third quarter and therefore did not meet incentive targets. However, this year's expense was accrued more ratably over the four quarterly periods as incentive targets were realized. Therefore, with gross profit margin about the same on lower sales, and substantially lower costs, the company is comfortable with the range of published analyst's earnings estimates of $0.40 to $0.43 per share for the fourth quarter of fiscal 2003, excluding any restructuring and related charges or large unusual items. Net earnings for the fourth quarter of last year were $4.4 million, or $0.38 per share, excluding restructuring and related charges and goodwill amortization.

     The company's financial results over the last few quarters and its business outlook clearly demonstrate the company's strategic focus on: (1) improving the profitability of its sales mix; (2) increasing margins and return on capital employed; and (3) generating free cash flow and strengthening its balance sheet.


Inflation

The cost of the company's raw materials has been generally stable during the past several quarters. However, recently the company has experienced price increases from certain raw material vendors and freight carriers due to rising oil prices. Any prolonged and substantial increase in oil prices has the potential to negatively impact profits in future quarters. The company is currently evaluating these price increases and may decide to raise its prices to customers in order to lesson the impact of increased costs on profitability. Other factors that reasonably can be expected to influence margins in the future include trends in other operating costs and overall competitive conditions.


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


Critical Accounting Policies and Recent Accounting Developments

The company considered the disclosure requirements of Financial Reporting Release No. 60 regarding critical accounting policies and Financial Reporting Release No. 61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that there were no material changes during the first nine months of fiscal 2003 that would warrant further disclosure beyond those matters previously disclosed in the company's Annual Report on Form 10-K for the year ended April 28, 2002, except for the areas noted below:

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

For initial application of SFAS No. 142, an independent business valuation specialist was engaged to assist the company in the determination of the fair market value of Culp Decorative Fabrics because of the significance of the goodwill associated with the division and due to its operating performance for fiscal 2001 and 2002. As a result of the adoption of SFAS No. 142, during the first quarter of fiscal 2003 the company recorded a non-operating, non-cash goodwill impairment charge of $37.6 million ($24.2 million net of taxes of $13.4 million), or $2.11 per share diluted, related to the goodwill associated with the Culp Decorative Fabrics division. After the goodwill impairment charge, the company's remaining goodwill relates to the following divisions: Culp Decorative Fabrics - $4.4 million, Culp Yarn - $0.7 million and Culp Home Fashions - $4.1 million.


    Forward-Looking Information

This Report contains statements that may be deemed "forward-looking statements" within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934). Such statements are inherently subject to risks and uncertainties. Further, forward-looking statements are intended to speak only as of the date on which they are made. Forward-looking statements are statements that include projections, expectations or beliefs about future events of results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as "expect," "believe," "estimate," "plan" and "project" and their derivatives, and include but are not limited to statements about expectations for the company's future sales, gross profit margins, SG&A or other expenses, and earnings, as well as any statements regarding the company's view of estimates of the company's future results by analysts. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on the company's business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely. Because of the significant percentage of the company's sales derived from international shipments, strengthening of the U. S. dollar against other currencies could make the company's products less competitive on the basis of price in markets outside the United States. Additionally, economic and political instability in international areas could affect the demand for the company's products. Finally, unanticipated delays or costs in executing restructuring actions could cause the cumulative effect of restructuring actions to fail to meet the objectives set forth by management.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company has not experienced any significant changes in market risk since January 26, 2003.

The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin under the company's revolving credit agreement and variable rate debt in connection with industrial revenue bonds. The annual impact on the company's results of operations of a 100 basis point interest rate change on the January 26, 2003 outstanding balance of the variable rate debt would be approximately $197,000.

The company's exposure to fluctuations in foreign currency exchange rates is due primarily to a foreign subsidiary domiciled in Canada and firmly committed and anticipated purchases of certain machinery, equipment and raw materials in foreign currencies. The company's Canadian subsidiary uses the United States dollar as its functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with the Canadian subsidiary. However, the company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firmly committed and anticipated purchases of certain machinery, equipment and raw materials. The amount of Canadian-denominated sales and manufacturing costs are not material to the company's consolidated results of operations; therefore, a 10% change in the exchange rate at January 26, 2003 would not have a significant impact on the company's results of operations or financial position. Additionally, as the company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.


Item 4.  Controls and Procedures

Within 90 days of the filing of this report, the company conducted a review and evaluation of its disclosure controls and procedures, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer. Based upon this review, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed is recorded, processed, summarized, and reported in a timely manner.

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

10(a)           2002 Stock Option Plan

99(a) Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99(b) Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.




(b)   Reports on Form 8-K:

The following reports on Form 8-K were filed during the period covered by this report:

(1) Form 8-K dated November 25, 2002, included under Item 5, Other Events, the Company's press release for quarterly earnings and the Financial
      Information Release relating to certain financial information for the quarter and six months ended October 27, 2002.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CULP, INC.
                                    (Registrant)


Date:   March 12, 2003          By:  /s/  Franklin N. Saxon
                                          -----------------
                                          Franklin N. Saxon
                                          Executive Vice President and Chief
                                          Financial Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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


Date: March 12, 2003

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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


Date: March 12, 2003

                                           /s/ Franklin N. Saxon
                                               -----------------
                                               Franklin N. Saxon
                                               Executive Vice President and
                                                 Chief Financial Officer