Form 10-K
period 2003-04-27
CULP INC
filed 2003-07-28
CIK 723603

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                    FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended April 27, 2003

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

          Securities registered pursuant to Section 12(b) of the Act:


          Title of Each Class                   Name of Each Exchange
                                                 On Which Registered
          -------------------                   ---------------------

  Common Stock, par value $.05/ Share          New York Stock Exchange
   Rights for Purchase of Series A             New York Stock Exchange
    Participating Preferred Shares


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


     As of April 27, 2003, 11,515,459 shares of common stock were outstanding. As of October 25, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $56,410,634 based on the closing sales price of such stock as quoted on the New York Stock Exchange
(NYSE), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III
     Portions of the company's Proxy Statement to be filed pursuant to Regulation 14A of the Securities and Exchange Commission in connection with its Annual Meeting of Shareholders to be held on September 23, 2003 are incorporated by reference into Items 10, 11, 12 and 13.

                                  CULP, INC.
                               FORM 10-K REPORT
                               TABLE OF CONTENTS

Item No.                                                                  Page
-------                                                                   ----
                                    PART I

1.    Business
         Overview............................................................3
         Segments............................................................4
         Capital Expenditures................................................5
         Overview of Industry................................................5
         Overview of Residential Furniture Industry..........................6
         Overview of Commercial Furniture Industry...........................7
         Overview of Bedding Industry........................................7
         Products............................................................8
         Manufacturing......................................................10
         Product Design and Styling.........................................10
         Distribution.......................................................11
         Sources and Availability of Raw Materials..........................11
         Competition........................................................11
         Technology.........................................................12
         Environmental and Other Regulations................................12
         Employees..........................................................13
         Customers and Sales................................................13
         Net Sales by Geographic Area.......................................14
         Backlog............................................................14

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

5.    Market for the Registrant's Common Stock
        and Related Stockholder Matters.....................................16

6.    Selected Financial Data...............................................17

7.    Management's Discussion and Analysis of
        Financial Condition and Results of Operations.......................18

7A.   Quantitative and Qualitative Disclosures
        About Market Risk...................................................28



8.    Consolidated Financial Statements and Supplementary Data..............32

9.    Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure..............................56

                                    PART III

10.   Directors and Executive Officers of the
        Registrant..........................................................56

11.   Executive Compensation................................................56

12.   Security Ownership of Certain
        Beneficial Owners and Management....................................56

13.   Certain Relationships and Related
        Transactions........................................................56

14.   Controls and Procedures...............................................56

                                    PART IV

15.   Exhibits, Financial Statement Schedules
        and Reports on Form 8-K.............................................57

      Documents filed as part of this report................................57

      Exhibits..............................................................58

      Reports on Form 8-K...................................................61

      Financial Statement Schedules.........................................61

      Signatures ...........................................................62

      Exhibit Index........................................................ 63

                                     PART I

                                ITEM 1. BUSINESS

Overview

     Culp, Inc., which we sometimes refer to as the company, manufactures and markets upholstery fabrics and mattress tickings primarily for use in the furniture (residential and commercial) and bedding industries. The company's executive offices are located in High Point, North Carolina. The company was organized as a North Carolina corporation in 1972 and made its initial public offering in 1983. Since 1997, the company has been listed on the New York Stock Exchange and traded under the symbol "CFI."

      Culp is one of the three largest marketers of furniture upholstery fabrics as measured by total sales and one of the four largest producers of mattress fabrics (known as mattress ticking), again measured by total sales. The company's fabrics are used principally in the production of residential and commercial furniture and bedding products, including sofas, recliners, chairs, loveseats, sectionals, sofa-beds, office seating, panel systems and mattress sets. Culp markets one of the broadest product lines in its industry, with a wide range of fabric constructions, patterns, colors, textures and finishes. This breadth is made possible by Culp's extensive manufacturing capabilities, which include a variety of weaving, printing and finishing operations and the ability to produce various yarns and unfinished base fabrics (known as greige goods) used in its products. Although most of the company's competitors emphasize one particular type of fabric, Culp competes in every major category except leather. Culp's staff of over 55 designers and support personnel utilize computer aided design (CAD) systems to develop the company's own patterns and styles. Culp's product line currently includes more than 3,000 upholstery fabric patterns and 1,000 mattress-ticking styles. Although Culp markets fabrics at most price levels, the company has emphasized fabrics that have a broad appeal in the "good" and "better" price categories of furniture and bedding.

      Culp markets its products worldwide, with sales to customers in over 50 countries. Total net sales were $339.6 million in fiscal 2003, and the company's international sales totaled $39.9 million during fiscal 2003. Shipments to U.S.-based customers continue to account for most of the company's sales. International sales accounted for 12% of net sales for fiscal 2003 compared to 14% of net sales in fiscal 2002.

      Culp has ten (10) active manufacturing facilities, with a combined total of approximately 2.0 million square feet that are located in North Carolina
(7), South Carolina (2), and Quebec, Canada (1). The company's distribution system is designed to offer customers fast, responsive delivery. Products are shipped directly to customers from the company's manufacturing facilities, as well as from three regional distribution facilities strategically located in High Point, North Carolina, Los Angeles, California, and Tupelo, Mississippi, which are areas with a high concentration of furniture manufacturing.

     Culp maintains an Internet website at www.culpinc.com. The company will make this annual report, in addition to its other annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, available free of charge on its Internet site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Information included on the company's website is not incorporated by reference into this annual report.

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

                           Culp's Segments/Divisions

                                             FISCAL 2003    PRODUCT LINES
                                              NET SALES     (BASE CLOTH, IF
      SEGMENT             DIVISION          (in millions)   APPLICABLE)
      -------             --------          -------------   -----------
 Upholstery Fabrics  Culp Decorative Fabrics  $137.2        Woven jacquards
                                                            Woven dobbies


                     Culp Velvets/Prints      $ 96.0        Heat-transfer prints
                                                            (jacquard, flock)
                                                            Woven velvets
                                                            Tufted velvets
                                                            (woven polyester)
                                                            Suede fabrics

                      Culp Yarn               $  6.8        Pre-dyed spun yarns
                                                            Chenille yarns

  Mattress Ticking    Culp Home Fashions      $ 99.6        Woven jacquards
                                                            Heat-transfer prints
                                                            (jacquard, knit,
                                                            sheeting)
                                                            Pigment prints
                                                            (jacquard, knit,
                                                            sheeting, non-woven)
                                                            Knitted ticking


      Culp  Decorative  Fabrics.   Culp  Decorative  Fabrics   manufactures  and
markets jacquard and dobby woven fabrics used primarily for residential and commercial furniture. For a description of the characteristics of these fabrics, see "Products" below. During 2003, the company carried out a restructuring plan designed to increase efficiencies and eliminate cost. The company consolidated the operations from the Chattanooga, Tennessee facility into the other Culp Decorative Fabrics manufacturing facilities, which resulted in the closure of the Chattanooga operation during fiscal 2003 (note additional discussion of restructuring activity in the "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Culp Decorative Fabrics' manufacturing facilities are located in Burlington and Graham, North Carolina, and Pageland, South Carolina. Culp Decorative Fabrics is vertically integrated, complementing its extensive weaving capabilities with the ability to extrude, dye and texturize yarn. The designs marketed by Culp Decorative Fabrics range from intricate, complicated patterns such as floral and abstract designs to patterns associated with casual living styles that are popular with motion furniture.


      Culp Velvets/Prints. Culp Velvets/Prints manufactures and markets a broad range of printed and velvet fabrics. These include heat-transfer prints on jacquard and flock base fabrics, woven velvets and tufted velvets. For a description of the characteristics of these fabrics, see "Products" below. These fabrics, which are manufactured at Burlington, North Carolina and Anderson, South Carolina, typically offer manufacturers richly colored patterns and textured surfaces.

      Culp Yarn. Culp Yarn manufactures and markets a variety of pre-dyed spun yarns, including WrapSpun TM, open-end spun and chenille yarns. Culp Yarn operates manufacturing facilities in Shelby, Cherryville, and Lincolnton, North Carolina. Most of the production of Culp Yarn is used internally by other Culp divisions. The external sales, which totaled approximately $7.0 million, representing only 2.0% of the company's consolidated sales for fiscal 2003, are directed primarily to the upholstery fabric market. Culp Yarn provides Culp more control over its supply of spun and chenille yarns and complements the company's emphasis on developing new designs.

      Culp Home Fashions. Culp Home Fashions markets mattress ticking to bedding manufacturers. These fabrics encompass woven jacquard ticking as well as heat-transfer and pigment-printed ticking on a variety of base fabrics, including jacquard, knit, poly/cotton sheeting and non-woven materials. Additionally, the division has begun to source knitted ticking from an outside supplier. Culp Home Fashions blends its diverse printing and finishing capabilities with its access to a variety of base fabrics to offer innovative designs to bedding manufacturers for mattress products. Culp Home Fashions' manufacturing facilities are located in Stokesdale, North Carolina and St. Jerome, Quebec, Canada.


Capital Expenditures

      Since fiscal 1999, the company has invested $58.3 million in capital expenditures to expand its manufacturing capacity, install more efficient production equipment and vertically integrate its operations. For this time period, $41.1 million has been spent in the upholstery fabrics segment and $17.2 million in the mattress ticking segment. The company spent approximately $12.2 million in capital expenditures during fiscal 2003, primarily for weaving modernization at the Pageland, S.C. facility, which related to the fiscal 2003 Culp Decorative Fabrics restructuring (described in "Management's Discussion and Analysis of Financial Condition and Results of Operations"), and the weaving expansion in the Culp Home Fashions divisions. This level of capital spending was significantly above the $4.7 and $8.1 million in capital expenditures during fiscal 2002 and fiscal 2001, respectively. The company is currently planning to make capital expenditures for fiscal 2004 of approximately $8.0 million, with $3.0 million targeted for the company's new operation in Shanghai, China and $2.0 million planned for weaving modernization in the Culp Decorative Fabrics division.


Overview of Industry

      Culp markets products worldwide to an array of manufacturers that operate in three principal markets and several specialty markets:

Upholstery Fabrics Segment

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

      Specialty markets. These markets include juvenile furniture (baby car seats and other baby items), hospitality (furniture used in hotels and other lodging establishments), outdoor furniture, recreational vehicle seating, automotive aftermarket (slip-on seat covers), retail fabric stores and specialty yarn.


Mattress Ticking Segment

     Bedding. This market includes mattress sets as well as "top of the bed" (comforters and bedspreads).


Overview of  Residential Furniture Industry

      According to the American Furniture Manufacturers Association (AFMA), a trade association, the U.S. residential furniture industry has grown at a compound annual growth rate of 4.4% over the last 20 years from $10.0 billion in residential furniture wholesale shipments in 1982 to $23.8 billion in 2002, with shipments declining in only three of those years. The residential furniture industry experienced a 10.2% decline in 2001 principally due to changes in economic conditions. While the residential furniture industry recovered in 2002, the total level of residential furniture wholesale shipments has not yet returned to the 2000 level.

      The upholstered furniture segment has been outperforming the wood sector in recent years. According to the AFMA, upholstered furniture has grown from 40.0% of total residential furniture wholesale shipments in 1997 to 45.1% in 2002. It has appeared in recent years that the upholstered furniture segment is less vulnerable to economic downturns and more responsive to economic recoveries than the wood sector. The company believes that consumers are more willing to postpone wooden casegoods purchases in deference to upholstered products, which receive a higher priority. Furthermore, upholstered products have a shorter average life as they are more prone to everyday wear as well as changes in design trends and home fashion. This phenomenon has been apparent during the residential furniture industry's most recent downturn and proceeding recovery. During 2001, a year in which residential furniture wholesale shipments declined, the upholstery segment declined 9.3%, to $9.8 billion while the wood segment decreased 11.0%, to $10.9 billion. Amidst a recovery in the residential furniture industry in 2002, the upholstery segment grew 9.3% compared to a flat year for the wood sector, which reported a 0.1% increase.

      The company believes that demographic trends support the outlook for continued long-term growth in the U.S. residential furniture and bedding industries. In particular, as "baby boomers" (people born between 1946 to 1964) mature to the 46-to-64 year age range over the next decade, they will be reaching their highest earning power. Consumers in these age groups tend to spend more on home furnishings, and the increasing number of these individuals favors higher demand for furniture and related home furnishings. Many of these individuals are purchasing vacation and second homes, as evidenced by the increasing number of such homes in the U.S. Additionally, the children of the "baby boomers" are entering their college years and are expected to drive the next wave of household formation in the U.S. According to the U.S. Census Bureau, the home ownership rate is currently at an all-time high of 68%, and the average size of homes in the U.S. continues to increase, further driving purchases of furniture.

      There are several key issues facing the residential furniture industry. The first issue is the trend towards globalization and how businesses are adapting to it. The sourcing of components and fully assembled furniture from overseas continues to play a major role in the residential furniture industry. According to Furniture/Today, imports of residential furniture into the U.S. grew 13.0%, to $14.2 billion, in 2002. The main source for these imports continues to be China, which accounted for 40.0% of total U.S. imports in 2002. In 2002, wood casegoods comprised 49.2% of the residential furniture imports coming into the U.S, while upholstered furniture only accounted for 14.8% of these imports, most of which is leather furniture. However, many upholstered furniture manufacturers are now sourcing fabric and leather from global sources, as well as outsourcing the "cut-and-sew kits" to factories overseas, particularly in China. Additionally, leather upholstered furniture has been gaining market share over the last ten years, at least. This trend has increased over the last two to three years in large part because selling prices of leather furniture have been declining significantly over this time period.

      Another key issue facing the residential furniture industry is consolidation. Furniture/Today reports that the ten largest residential furniture manufacturers (ranked by dollar value of shipments in 2002) accounted for 40.0% of the industry's total wholesale shipments in 2002, which is a significantly higher concentration than the comparable proportion ten or twenty years ago. This trend is expected to continue, particularly because of the need to invest increasing capital to maintain modern manufacturing and distribution facilities as well as to provide the sophisticated computer-based systems and processes necessary to interface in the supply chain between retailers and suppliers. Also, many recent transactions have occurred in an effort to broaden the acquirers' product offerings into new price points and/or product types. The result of this consolidation trend is fewer, but larger, customers for upholstery fabric manufacturers. The company believes that this environment favors larger upholstery fabric manufacturers capable of supplying a broad range of product choices at the volumes required by major furniture manufacturers on a timely basis.

Overview of Commercial Furniture Industry

      According to the Business and Institutional Furniture Manufacturer's Association (BIFMA), a trade association, the commercial furniture market in the U.S. totaled approximately $8.9 billion in 2002 in wholesale shipments by manufacturers. This represents a significant decrease from the industry's peak of $13.3 billion in 2000. From 1990 to 2000, the commercial furniture industry grew at a compound annual growth rate of 6.3%. However, the commercial furniture industry is largely affected by economic trends. The commercial furniture industry has declined significantly over the past two years in light of economic trends affecting corporations, who are the ultimate customers in this industry.

      Seating and office systems, which represent the primary uses of upholstery in this industry, accounted for approximately $5.3 billion in sales in 2002, or 59.1% of total commercial furniture sales. The commercial furniture industry is highly concentrated, with over 80% of total industry shipments coming from the top five manufacturers (ranked by sales). Generally, the commercial furniture industry is not as affected by imports as the residential furniture industry due to stringent timing demands often placed on shipments in this segment. In 2002, imports of office furniture totaled $1.8 billion, or 19.9%, of total commercial industry shipments.

      Dealers aligned with specific furniture brands account for over half of industry shipments of commercial furniture. Some shift in the distribution of commercial furniture has occurred in recent years in conjunction with the growth in national and regional chains featuring office supplies.

Overview of Bedding Industry

       According to the International  Sleep Products  Association  (ISPA),  the
U. S. wholesale bedding industry accounted for an estimated $4.8 billion in sales in 2002, a 3.8% increase over 2001. The industry is comprised of over 800 manufacturers, and in 2002 the largest four manufacturers (ranked by sales) accounted for $2.9 million in wholesale shipments, or 60.6% of the total shipments. A majority of bedding sales is traditional innerspring bedding. Approximately 73% of the conventional bedding manufactured in the U.S. is sold to furniture stores and specialty sleep shops. Most of the remaining 27% is sold to department stores, national mass merchandisers, membership clubs and factory direct stores. In recent years, warehouse clubs have been gaining market share, growing from 3.0% of the market in 1998 to 5.0% in 2002.

      A key trend in the bedding industry is the transition to selling "one-sided" mattresses versus "two-sided" mattresses, which have been the industry norm for many years. One of the four largest bedding manufacturers initiated this product change over two years ago. Currently, most of the other bedding manufacturers are at various stages in the process of transitioning to the sale of "one-sided" mattresses. While no industry data is available, the company believes that a majority of the mattresses that are currently being sold are "one-sided," and that the industry is trending towards a very high percentage of mattresses sold being "one-sided." Since a "one-sided" mattress uses 25% to 30% less mattress ticking, the company believes that the overall industry demand for mattress ticking has been affected by this trend and will continue to be affected until the transition to "one-sided" mattresses is substantially complete, which is an estimated one to two years away, based upon the company's knowledge of its customers.

     A product trend within mattress ticking is the increasing popularity of knitted mattress tickings (not currently manufactured by the company), as opposed to woven and printed tickings. Knitted ticking is currently being used on premium mattresses. The company believes knitted ticking market share will continue to grow for the foreseeable future. Since the company does not manufacture knitted ticking, it began sourcing and marketing a line of these products in fiscal 2003.

Products

      As described above, the company's products include upholstery fabrics and mattress ticking, which are the company's identified operating segments.

      Upholstery Fabrics Segment. The company derives the majority of its revenues from the sale of upholstery fabrics, primarily to the residential and commercial (contract) furniture markets. Upholstery fabrics segment sales totaled 70.7% of consolidated sales for fiscal 2003. The company has emphasized fabrics and patterns that have broad appeal at promotional to medium prices, generally ranging from $3.00 per yard to $9.00 per yard.

       Mattress Ticking Segment. The company also manufactures mattress ticking (fabric used for covering mattresses and box springs) for sale to bedding manufacturers. Mattress ticking segment sales constituted 29.3% of consolidated sales in fiscal 2003. The company has emphasized fabrics and patterns that have broad appeal at prices generally ranging from $1.25 to $6.00 per yard.

       The following table indicates the product lines within each segment and division, and a brief description of their characteristics and identification of their principal end-use market.

                 Culp Fabric Categories By Segment and Division

Upholstery Fabrics               Characteristics               Principal Markets
------------------               ---------------               -----------------
Culp
Decorative Fabrics:

Woven jacquards    Elaborate, complex designs such as florals   Residential
                   and tapestries in traditional, transitional  furniture
                   and contemporary styles.  Woven on           Commercial
                   intricate looms using a wide variety of      furniture
                   synthetic and natural yarns.

Woven dobbies      Fabrics that use straight lines to produce   Residential
                   geometric designs such as plaids, stripes    furniture
                   and solids in traditional and country        Commercial
                   styles.  Woven on less complicated looms     furniture
                   using a variety of weaving constructions and primarily synthetic yarns.

Culp Velvet/Prints:

Heat-transfer      Sharp, intricate designs on flock or         Residential
prints             jacquard base fabrics.  Plush feel           furniture
                   (flocks), deep colors (jacquards) and        Juvenile
                   excellent wearability.  Produced by using    furniture
                   heat and pressure to transfer color from printed paper onto base fabric.

Woven velvets      Basic designs such as plaids in traditional  Residential
                   and contemporary styles with a plush feel.   furniture
                   Woven with a short-cut pile using various weaving methods and synthetic yarns.

Tufted velvets     Lower cost production process of velvets in  Residential
                   which synthetic yarns are punched into a     furniture
                   base polyester fabric for texture. Similar designs as woven velvets.

Suede fabrics      Fabrics woven or knitted using microdenier   Residential
                   yarns, which are piece dyed and finished,    furniture
                   usually by sanding, to resemble suede
                   leather. The fabrics are typically plain or with small jacquard designs.


Mattress Ticking                 Characteristics               Principal Markets
----------------                 ---------------               -----------------
Culp Home Fashions:

Woven jacquards    Florals and other intricate designs. Woven   Bedding
                   on complex looms using a variety of
                   synthetic and natural yarns.

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

================================================================================

The company's products include all major types of coverings, except for leather, that manufacturers use today for furniture and bedding. The company also markets fabrics for certain specialty markets, but these do not currently represent a material portion of the company's business. See "Overview of Industry."

Manufacturing

      Substantially all of the upholstery fabric and mattress ticking currently marketed by Culp is produced at the company's ten (10) active manufacturing facilities. These plants encompass a total of approximately
2.0 million square feet and include yarn extrusion, spinning, dyeing and texturizing equipment, narrow and wide-width jacquard looms, dobby and woven velvet looms, tufting machines, printing equipment for pigment, heat-transfer printing, fabric finishing equipment and various types of surface finishing equipment (such as washing, softening and embossing).

      The company's woven fabrics, which include jacquards, dobby, and velvet, are made from various types of synthetic and natural yarn, such as polypropylene, polyester, acrylic, rayon, nylon or cotton. Yarn is woven into various fabrics on jacquard, dobby or velvet weaving equipment. Once the weaving is completed, the fabric can be printed or finished using a variety of processes. The company currently extrudes and spins a portion of its own needs for yarn and purchases the remainder from outside suppliers. Culp produces internally a substantial amount of its needs for spun and chenille yarns.

      Tufted velvet fabrics are produced by tufting machines, which insert an acrylic or polypropylene yarn through a polyester woven base fabric, creating loop pile surface material that is then sheared to create a velvet surface. Tufted velvet fabrics are typically lower-cost fabrics utilized in the company's lower-priced product mix.

      The company's printing operations include pigment and heat-transfer methods. The company also produces its own printed heat-transfer paper, another component of vertical integration.

Product Design and Styling

      Consumer tastes and preferences related to upholstered furniture and bedding change, although gradually, over time. The use of new fabrics and designs remains an important consideration for manufacturers to distinguish their products at retail and to capitalize on changes in preferred colors, patterns and textures. Culp's success is largely dependent on the company's ability to market fabrics with appealing designs and patterns. Culp has an extensive staff of designers and support personnel involved in the design and development of new patterns and styles. Culp uses computer aided design (CAD) systems in the development of new fabrics, which assists the company in providing a flexible design program. These systems have enabled the company's designers to experiment with new ideas and involve customers more actively in the process. The use of CAD systems also has supported the company's emphasis on integrating manufacturing considerations into the early phase of a new design. The company's designers are located in the Howard L. Dunn, Jr. Design Center to support the sharing of design ideas and CAD and other technologies. The Design Center has enhanced the company's merchandising and marketing efforts by providing an environment in which customers can be shown new products as well as participate in product development initiatives.

      The process of developing new designs involves maintaining an awareness of broad fashion and color trends both in the United States and internationally. These concepts are blended with input from the company's customers to develop new fabric designs and styles. These upholstery fabric designs are introduced by Culp at major fabric trade conferences that occur twice a year in the United States (January and July).

       The mattress ticking designs are introduced, once annually, during the summer to fall timeframe. Every other year, the designs are introduced twice during the year in conjunction with events associated with the International Sleep Products Association (ISPA). Additionally, the company works closely with its customers, throughout the year, on new line introductions.

Distribution

Upholstery Fabrics Segment

      The majority of the company's products are shipped directly from its two distribution centers at or near manufacturing facilities. This "direct ship" program is primarily utilized by large manufacturers. Generally, small and medium-size residential furniture manufacturers use one of the company's three regional distribution facilities, which have been strategically positioned in areas that have a high concentration of residential furniture manufacturers - High Point, North Carolina, Los Angeles, California and Tupelo, Mississippi. The company closely monitors demand in each distribution territory to decide which patterns and styles to hold in inventory. These products are generally available on demand by customers and are usually shipped within 48 hours of receipt of an order.

Mattress Ticking Segment

       Substantially all of the company's shipments of mattress ticking are made from its manufacturing facilities in Stokesdale, North Carolina and St. Jerome, Quebec, Canada.

Sources and Availability of Raw Materials

      Raw materials account for more than half of the company's total production costs. The company purchases various types of synthetic and natural yarns (polypropylene, polyester, acrylic, rayon and cotton), synthetic staple fibers (acrylic, rayon, polyester), various types of greige goods (poly/cotton wovens and flocks, polyester wovens, poly/rayon and poly/cotton jacquard wovens, polyester knits, poly/cotton sheeting and non-wovens), polypropylene resins, latex adhesives, dyes and chemicals from a variety of suppliers. The company is generally vertically integrated and produces internally a significant portion of raw materials, such as chenille, pile and other filling yarns, polypropylene yarns and printed heat-transfer paper. As a result, a large portion of its raw materials are comprised of more basic commodities such as rayon staple, undyed yarns, polypropylene resin chips, polyester warp yarns, unprinted heat-transfer paper and polyester woven substrates. Although the company is currently dependent upon one supplier for its acrylic staple, most of the company's raw materials are available from more than one primary source. The prices of such materials fluctuate depending upon current supply and demand conditions and the general rate of inflation. Many of the company's basic raw materials are petrochemical products or are produced from such products, and therefore the company's raw material costs are likely to be sensitive to changes in petrochemical prices. Generally, the company has not had significant difficulty in obtaining raw materials.

Competition

      Competition for the company's products is based primarily on price, design, quality, timing of delivery and service.

Upholstery Fabrics Segment

      In spite of the trend toward consolidation in the upholstery fabric market, the company competes against a large number of producers, ranging from a few large manufacturers comparable in size to the company to small producers and converters of fabrics. The company believes its principal domestic upholstery fabric competitors are Joan Fabrics Corporation (including its Mastercraft division), Richloom Fabrics, Microfibres and Quaker Fabric Corporation.

      Overseas producers have not historically been a source of significant competition for the company, but recent trends have shown increased competition in U.S. markets by foreign producers of upholstery fabric, furniture components and finished upholstery furniture, as well as increased sales in the U.S. of leather furniture produced overseas (which competes with upholstered furniture for market share). Foreign manufacturers often are able to produce upholstery fabric and other components of furniture with significantly lower raw material and production costs than those of the company and other U.S.-based manufacturers. The company competes with lower cost foreign goods on the basis of design, quality, reliability and speed of delivery.

Mattress Ticking Segment

      The mattress ticking market is concentrated in a few relatively large suppliers. The company believes its principal mattress ticking competitors are Bekaert Textiles B.V., Blumenthal Print Works, Inc., Microfibres and Tietex, Inc.

Technology

      Culp views the proper use of technology as an integral part of an effective and responsive business. The company employs technology that will help to achieve higher levels of service to customers and bring operating efficiencies to the manufacturing process. Some key areas include:

- Use of the Internet has continued to be an important component of the company's work. CulpLink provides real-time information for the company's customers, including order status, shipping and invoice documentation, sales history, and inventory availability.

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

Environmental and Other Regulations

      The company is subject to various federal and state laws and regulations, including the Occupational Safety and Health Act and federal and state environmental laws, as well as similar laws governing its manufacturing facility in Canada, which is sometimes referred to as the Rayonese facility. The company periodically reviews its compliance with such laws and regulations in an attempt to minimize the risk of violations.

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

      The company provides for environmental matters based on information presently available. Based on this information, the company does not believe that environmental matters will have a material adverse effect on either the company's financial condition or results of operations. However, there can be no assurance that the costs associated with environmental matters will not increase in the future.

Employees

      As of April 27, 2003, the company had approximately 2,500 employees, compared to approximately 3,000 at the end of fiscal 2002. All of the hourly employees at the Rayonese facility in Canada (approximately 8% of the company's workforce) are represented by a local, unaffiliated union. The collective bargaining agreement for the Rayonese hourly employees was renewed in 2002 and expires on February 1, 2005. The company is not aware of any efforts to organize any more of its employees and believes its relations with its employees are good.

Customers and Sales

Upholstery Fabrics Segment

      In the upholstery fabrics segment, Culp's customer base is approximately 2,000 customers. For fiscal 2003, over 90% of upholstery fabrics sales were concentrated among approximately 400 customers. Major customers are leading manufacturers of upholstered furniture, including Bassett, Furniture Brands International (Broyhill, Thomasville, and Lane /Action), Berkline, Benchcraft, Flexsteel and La-Z-Boy (La-Z-Boy Residential, Bauhaus, England, and Clayton Marcus). Representative customers for the company's fabrics for commercial furniture include Herman Miller, HON Industries, Global Upholstery and Steelcase. The company's two largest customers in this segment are La-Z-Boy Incorporated and Furniture Brands International, Inc., the loss of either of which would have a material adverse effect on the company.

       In international markets, Culp sells upholstery fabrics to distributors that maintain inventories for resale to furniture manufacturers.


Mattress Ticking Segment

      In the mattress ticking segment, Culp's customer base totals approximately 500 customers. During fiscal 2003, over 90% of mattress ticking sales were concentrated among approximately 100 customers. Major customers include the leading bedding manufacturers: Sealy, Serta (National Bedding), Simmons and Spring Air (various licensees). The loss of one or more of these customers would have a material adverse effect on the company. Culp's mattress ticking customers also include many small and medium-size bedding manufacturers. In international markets, Culp sells mattress ticking primarily to distributors that maintain inventories for resale to bedding manufacturers.

      The following table sets forth the company's net sales by geographic area by amount and percentage of total net sales for the three most recent fiscal years.

                          Net Sales by Geographic Area
                          ----------------------------
                             (dollars in thousands)

                          Fiscal 2003         Fiscal 2002       Fiscal 2001
                        ---------------    ----------------   ----------------

United States           $299,768  88.3%    $329,073   86.0%   $332,785   81.0%

North America
(Excluding USA)           30,375   8.9       32,033    8.4      34,049    8.3

Far East and Asia          4,926   1.5       10,703    2.8      15,497    3.8

All other areas            4,577   1.3       10,765    2.8      28,278    6.9
                        -------- -----     --------  -----    --------  -----
Subtotal (International)  39,878  11.7       53,501   14.0      77,824   19.0
                        -------- -----     --------  -----    --------  -----

Total                   $339,646 100.0%    $382,574  100.0%   $410,609  100.0%
                        ======== =====     ========  =====    ========  =====



Backlog

Upholstery Fabrics Segment

      Because a large portion of the company's upholstery fabric customers have an opportunity to cancel orders, it is difficult to predict the amount of the backlog that is "firm." Many customers may cancel orders before goods are placed into production, and some may cancel at a later time. In addition, the company markets a significant portion of its sales through its regional warehouse system from in-stock order positions. On April 27, 2003, the portion of the upholstery fabric backlog with confirmed shipping dates prior to June 1, 2003 was $20.1 million, as compared to $24.1 million as of the end of fiscal 2002 (for confirmed shipping dates prior to June 2, 2002).

Mattress Ticking Segment

      The backlog for mattress ticking is not a reliable predictor of future shipments because the majority of sales are on a just-in-time basis.

                               ITEM 2. PROPERTIES


     The company's headquarters are located in High Point, North Carolina, and the company currently owns or leases ten (10) active manufacturing facilities and four (4) inactive facilities, a central design facility and three (3)
regional distribution facilities. The following is a list of the company's principal administrative, manufacturing and distribution facilities. The manufacturing facilities and distribution centers are organized by segment.

                                                                   Approx.
                                                                 Total Area  Expiration
Location                                 Principal Use           (Sq. Ft.)   of  Lease (2)
--------                                 -------------           ---------   -------------
o  Administrative and Design Facilities:
     High Point, North Carolina (1)      Corporate headquarters     40,000      2015
     Burlington, North Carolina (1)      Design center              30,000     Owned

o  Upholstery Fabrics:
     Graham, North Carolina (1)          Manufacturing             341,000     Owned
     Burlington, North Carolina          Manufacturing             302,000     Owned
     Pageland, South Carolina            Manufacturing             204,000     Owned
     Cherryville, North Carolina         Manufacturing             135,000     Owned
     Shelby, North Carolina              Manufacturing             101,000     Owned
     Anderson, South Carolina            Manufacturing              99,000     Owned
     Lincolnton, North Carolina          Manufacturing              78,000     Owned
     Burlington, North Carolina          Manufacturing and
                                          distribution             275,000      2006
     Burlington, North Carolina          Distribution and
                                          yarn warehouse           112,500     Owned
     High Point, North Carolina          Regional distribution      65,000   Monthly
     Tupelo, Mississippi                 Regional distribution      57,000      2018
     Los Angeles, California             Regional distribution      33,000      2007
     Chattanooga, Tennessee (3)          Inactive                  290,000      2008
     West Hazelton, Pennsylvania         Inactive                  110,000      2003
     Lumberton, North Carolina (4)       Inactive                  107,000     Owned
     Shanghai, China (5)                 Inactive                   65,000      2006

o  Mattress Ticking:
     Stokesdale, North Carolina          Manufacturing and
                                          distribution             220,000     Owned
     St. Jerome, Quebec, Canada          Manufacturing and
                                          distribution             202,500     Owned

                  ___________________________________________

(1)   Properties are used jointly by Upholstery Fabrics and Mattress Ticking
(2)   Includes all options to renew, except for inactive properties
(3)   The company is seeking to sublease this property
(4)   The company is seeking to sell this property
(5)   Currently upfitting facility




     The company believes that its facilities are in good condition, well maintained and suitable and adequate for present utilization. In the upholstery fabric segment, the company has manufacturing capacity to produce approximately 15% more products (measured in yards) than it sold during fiscal 2003. In the mattress ticking segment, the company has manufacturing capacity to produce 18% more products (measured in yards) than it manufactured in fiscal 2003. In addition, the company has the ability to source additional upholstery fabrics and mattress ticking from outside suppliers, further increasing its ultimate output of finished goods.

                           ITEM 3. LEGAL PROCEEDINGS

            There are no legal proceedings to which the company, or its subsidiaries, is a party or of which any of their property is the subject that are required to be disclosed under this item.


                      ITEM 4.  SUBMISSION OF MATTERS TO A
                           VOTE OF SECURITY HOLDERS

            There were no matters submitted to a vote of shareholders during the fourth quarter ended April 27, 2003.

                                    PART II

                 ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON
                     STOCK AND RELATED STOCKHOLDER MATTERS

      Registrar and Transfer Agent
      EquiServe Trust Company, N.A.
      c/o EquiServe
      Post Office Box 43023
      Providence, Rhode Island 02940-3023
      (800) 633-4236
      www.equiserve.com

      Stock Listing
      Culp, Inc. common stock is traded on the New York Stock Exchange under the symbol CFI. As of April 27, 2003, Culp, Inc. had approximately 2,500 shareholders based on the number of holders of record and an estimate of individual participants represented by security position listings.

      Analyst Coverage
      These analysts cover Culp, Inc.:

      BB&T Capital Markets - Joel Havard
      C.L. King & Associates - Tom Lewis
      Morgan Keegan - Laura Champine, CFA
      Raymond, James & Associates - Budd Bugatch, CFA
      Value Line - Craig Sirois
      Wachovia Securities, Inc. - John Baugh, CFA

      See Item 6, Selected Financial Data, for market and dividend information regarding the company's common stock.

ITEM 6 - SELECTED ANNUAL FINANCIAL DATA

                                                                                                                  percent  five-year
                                                        fiscal      fiscal     fiscal      fiscal      fiscal     change     growth
(amounts in thousands, except per share amounts)         2003        2002       2001        2000        1999     2003/2002  rate (4)
-----------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
   net sales                                       $   339,646     382,574    410,609     488,079     483,084     (11.2)%     (6.6)%
   cost of sales                                       282,073     319,717    354,622     403,414     406,976     (11.8)      (6.4)
-----------------------------------------------------------------------------------------------------------------------------------
      gross profit                                      57,573      62,857     55,987      84,665      76,108      (8.4)      (7.2)
   S G & A expenses                                     40,040      48,059     50,366      59,935      59,968     (16.7)      (5.4)
   goodwill amortization                                     0       1,395      1,395       1,395       1,370    (100.0)    (100.0)
   restructuring expense and asset impairments          12,981      10,368      5,625           0           0      25.2        N.M.
-----------------------------------------------------------------------------------------------------------------------------------
      income (loss) from operations                      4,552       3,035     (1,399)     23,335      14,770      50.0      (31.1)
   interest expense                                      6,636       7,907      9,114       9,521       9,615     (16.1)      (1.4)
   interest income                                        (596)       (176)       (46)        (51)       (195)    238.6       14.4
   other expense                                           805       1,444      1,941         171         494     (44.3)      44.9
-----------------------------------------------------------------------------------------------------------------------------------
      income (loss) before income taxes                 (2,293)     (6,140)   (12,408)     13,694       4,856      62.7        N.M
   income taxes                                         (1,557)     (2,700)    (4,097)      4,314       1,206     (42.3)       N.M
-----------------------------------------------------------------------------------------------------------------------------------
income (loss) before cumulative effect of
   accounting change                                      (736)     (3,440)    (8,311)      9,380       3,650      78.6        N.M
cumulative effect of accounting change, net
   of income tax                                       (24,151)          0          0           0           0    (100.0)       N.M
-----------------------------------------------------------------------------------------------------------------------------------
        net income (loss)                              (24,887)     (3,440)    (8,311)      9,380       3,650    (623.5)       N.M
-----------------------------------------------------------------------------------------------------------------------------------
   depreciation                                         13,990      17,274     19,391      19,462      18,549     (19.0)      (1.1)
   cash dividends                                            0           0      1,177       1,611       1,788       0.0     (100.0)
-----------------------------------------------------------------------------------------------------------------------------------
   weighted average shares outstanding                  11,462      11,230     11,210      11,580      12,909       2.1       (2.1)
   weighted average shares outstanding,
      assuming dilution                                 11,462      11,230     11,210      11,681      13,064       2.1       (2.5)
-----------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
  basic income (loss) per share:
    income (loss) before cumulative effect of
    accounting change                              $     (0.06)      (0.31)     (0.74)       0.81        0.28      79.0        N.M
    cumulative effect of accounting change               (2.11)          0          0           0           0    (100.0)       N.M
-----------------------------------------------------------------------------------------------------------------------------------
     net income (loss)                                   (2.17)      (0.31)     (0.74)       0.81        0.28    (608.8)       N.M
-----------------------------------------------------------------------------------------------------------------------------------
diluted income (loss) per share:
    income (loss) before cumulative effect of
    accounting change                              $     (0.06)      (0.31)     (0.74)       0.80        0.28      79.0        N.M
    cumulative effect of accounting change               (2.11)          0          0           0           0    (100.0)       N.M
-----------------------------------------------------------------------------------------------------------------------------------
     net income (loss)                                   (2.17)      (0.31)     (0.74)       0.80        0.28    (608.8)       N.M
-----------------------------------------------------------------------------------------------------------------------------------
   cash dividends                                          0.0         0.0      0.105        0.14        0.14       0.0     (100.0)
   book value                                             8.33       10.52      10.85       11.57       10.63     (20.8)      (3.9)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
   operating working capital (5)                   $    61,937      76,938     90,475     112,407     111,886     (19.5)%    (11.7)%
   property, plant and equipment, net                   84,962      89,772    112,322     126,407     123,310      (5.4)      (8.0)
   total assets                                        218,153     287,713    289,580     343,980     331,714     (24.2)      (9.3)
   capital expenditures                                 12,229       4,729      8,050      22,559      10,689     158.6      (19.4)
   long-term debt (1)                                   76,500     108,484    111,656     137,486     138,650     (29.5)     (12.8)
   shareholders' equity                                 95,765     119,065    121,802     129,640     128,428     (19.6)      (6.2)
   capital employed (3)                                172,265     227,549    233,458     267,126     267,078     (24.3)      (9.5)
-----------------------------------------------------------------------------------------------------------------------------------
RATIOS & OTHER DATA
   gross profit margin                                   17.0%       16.4%      13.6%       17.3%       15.8%
   operating income (loss) margin                         1.3         0.8       (0.3)        4.8         3.1
   net income (loss) margin before cumulative
   effect of accounting change                           (0.2)       (0.9)      (2.0)        1.9         0.8
   effective income tax rate                             67.9        44.0       33.0        31.5        24.8
   long-term debt-to-total capital ratio (1)             44.4        47.7       47.8        51.5        51.9
   operating working capital turnover (5)                 5.5         5.0        4.5         4.4         4.3
   days sales in receivables                               35          41         51          49          49
   inventory turnover                                     5.3         5.4        5.3         5.4         5.6
---------------------------------------------------------------------------------------------------------------
STOCK DATA
   stock price
      high                                         $    17.89       10.74       7.25       11.06       19.13
      low                                                3.75        2.12       1.63        5.00        5.13
      close                                              5.00        9.30       4.95        5.81        8.25
   P/E ratio (2)
      high (4)                                            N.M        N.M.       N.M.        13.7        67.6
      low (4)                                             N.M        N.M.       N.M.         6.2        18.1
   daily average trading volume (shares)                 92.3       24.9       16.2         15.8        30.4
---------------------------------------------------------------------------------------------------------------
(1)    Long-term debt includes long- and short-term debt
(2)    P/E ratios based on trailing 12-month net income (loss) per share
(3)    Capital employed includes long-term debt and shareholders' equity
(4)    N.M - Not meaningful
(5)    Operating working capital for this calculation is accounts receivable, inventories and accounts payable

             ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes attached thereto.

Overview

Culp is one of the three largest marketers of upholstery fabrics for furniture (as measured by total sales) and one of the four largest producers of mattress fabrics (known as mattress ticking), again measured by sales. The company's fabrics are used primarily in the production of residential and commercial upholstered furniture and bedding products, including sofas, recliners, chairs, love seats, sectionals, sofa-beds, office seating and mattress sets. Although Culp markets fabrics at most price levels, the company emphasizes fabrics that have broad appeal in the promotional and popular-priced categories of furniture and bedding.

The company's operating segments are upholstery fabrics and mattress ticking, with related divisions organized within those segments. In upholstery fabrics, Culp Decorative Fabrics markets jacquard and dobby woven fabrics for residential and commercial furniture. Culp Velvets/Prints markets velvet and printed fabrics used primarily for residential furniture. Culp Yarn manufactures specialty filling yarns that are primarily used by Culp divisions. In mattress ticking, Culp Home Fashions markets a broad array of fabrics used by bedding manufacturers.


Results of Operations

The following table sets forth certain items in the company's consolidated statements of income (loss) as a percentage of net sales.
                                                        2003     2002     2001
                                                        ----     ----     ----
Net sales                                              100.0%   100.0%   100.0%
Cost of sales                                           83.0     83.5     86.3
                                                       ------   ------   ------
     Gross profit                                       17.0     16.5     13.7
Selling, general and administrative
  expenses                                              11.8     12.6     12.3
Goodwill amortization                                    0.0      0.4      0.3
Restructuring expense and asset impairments              3.8      2.7      1.4
                                                       ------   ------   ------
     Income (loss) from operations                       1.4      0.8     (0.3)
Interest expense, net                                    1.8      2.1      2.2
Other expense                                            0.2      0.4      0.5
                                                       ------   ------   ------
     Loss before income taxes                           (0.6)    (1.7)    (3.0)
     Income taxes *                                     67.9     44.0     33.0
     Loss before cumulative effect
     of accounting change                               (0.2)%   (0.9)%   (2.0)%
                                                       ======   ======   ======
*  Calculated as a percent of income (loss) before income tax




Restructuring Actions

The financial results for fiscal 2003 include a total of $15.9 million in restructuring and related charges, all of which reflect previously announced restructuring initiatives in the upholstery fabrics segment. As reflected in the financial statements for fiscal 2003, restructuring and related charges were recorded as $13.0 million in the line item "restructuring expense" and $2.9 million in "cost of sales," reducing net income by $9.7 million, net of taxes (or $0.85 per share). The $15.9 million is made up of the following: (1) $12.1 million of restructuring expenses related to the Culp Decorative Fabrics ("CDF") division, the largest items of which are lease termination expenses and personnel costs; (2) $2.9 million of "restructuring related" costs for CDF, which include inventory mark-downs and equipment moving expense (charged to "cost of sales"); and (3) $1.3 million of restructuring expenses related to further write-downs of equipment in connection with the exit from the wet printed flock business by the Culp Velvets/Prints ("CVP") division, offset by a restructuring credit of $354,000 for over accrued employee benefit and plant security costs. The additional write-down of equipment, which is a non cash item, was recorded to more closely estimate the current market value of this equipment, which has continued to deteriorate since April 2002. Of the charges related to CDF, approximately $4.1 million are non-cash items, which relate to write-downs of equipment and inventory mark-downs, while the remaining $10.9 million relates to cash expenditures.

Fiscal 2003 CDF Restructuring. The restructuring and related charges for CDF reflect the restructuring initiative announced in August 2002. The objectives of this initiative were to lower manufacturing costs, simplify the dobby fabric upholstery line, increase asset utilization and enhance the division's manufacturing competitive position. This restructuring plan principally involved
(1) consolidation of the division's weaving, finishing, yarn making and distribution operations by closing the facility located in Chattanooga, Tennessee and integrating these functions into CDF's Pageland, South Carolina, Graham, North Carolina and Burlington, North Carolina plants; (2) a significant reduction in the number of stock keeping units (SKUs) offered in the dobby product line, representing about 70% of the finished goods SKUs (but only 10% of sales); and (3) a net reduction in workforce of approximately 300 positions.

The fiscal 2003 CDF restructuring is projected to result in annual cost savings of approximately $12 million, which began in the third quarter of fiscal 2003. Approximately $8 million of these savings relate to fixed manufacturing costs and the remaining $4 million relate to variable manufacturing costs. Realization of the savings from lower fixed manufacturing costs was achieved upon the closing of the Chattanooga, Tennessee operation at the end of the second quarter. However, while there has been progress on savings of variable manufacturing costs, the company expects the potential benefits to be realized over the next two to three fiscal quarters as operations within CDF achieve higher levels of efficiency. The company currently estimates that the fiscal 2003 CDF restructuring will result in minimal additional charges during fiscal 2004, most of which relate to equipment relocation costs.

Exit  of Wet  Printed  Flock  Product  Line.  During  March  2002,  the  company announced that it was evaluating strategic alternatives for the capital invested in its wet printed flock upholstery fabrics product line. Management took this action because of the significant decline in sales and profitability of wet printed flocks in recent years, a decline related principally to the strength of the U.S. dollar relative to foreign currencies as well as a shift in consumer preferences to other styles of upholstery fabrics. In April 2002, management approved a plan to exit the wet printed flock upholstery fabric business and has been actively seeking to sell the assets related to this product line. The exit plan involved closing a printing facility and flocking operation within the Culp Velvets/Prints division, a reduction in related selling and administrative expenses, and termination of 86 employees. The company also recognized certain inventory write-downs related to this product line. The total charge from the exit plan and inventory write-down was $9.7 million, of which approximately $8.2 million represented non-cash items, consisting of a $7.6 million write-down of property, plant and equipment to its estimated net realizable value of $2.3 million and a $619,000 write-down of inventory. The company recorded the total charge in the fourth quarter of fiscal 2002. Of this total, $9.1 million was recorded in the line item "restructuring expense" and $619,000, related to the inventory write-downs, was recorded in "cost of sales," reducing net income by $5.8 million, net of taxes (or $0.51 per share). For fiscal 2003, additional restructuring charges related  to wet  printed  flocks  were  recorded  as  explained  earlier in this report. During the fiscal year ended April 28, 2002, sales of wet printed flocks contributed $17.1 million, or 4.5%, of the company's total sales and resulted in an operating loss of $2.1 million. The company estimates that the net loss attributable to these operations on an after-tax basis was approximately $0.12 per share during fiscal 2002.

Other Restructuring Actions. During fiscal 2001and continuing into fiscal 2002, the company undertook a restructuring plan in its upholstery fabric segment intended to lower operating expenses, increase manufacturing utilization, raise productivity and position the company to operate profitably on a lower level of sales. The plan involved (1) the consolidation of certain fabric manufacturing capacity within the Culp Decorative Fabrics (CDF)
division, (2) closing one of the company's four yarn manufacturing plants within Culp Yarn, (3) an extensive reduction in selling, general and administrative expenses including the termination of 110 employees and (4) a comprehensive stock keeping unit (SKU) reduction initiative related to finished goods and raw materials in CDF. Additionally, the plan included consolidation of the CDF design operation into the company's Design Center and the implementation of a common set of raw material components for CDF. The company also recognized certain inventory write-downs related to the closed facilities as part of this initiative. The total charge from the restructuring, cost reduction and inventory write-down initiatives was $9.9 million, about $3.6 million of which represented non-cash items. The company recognized $7.4 million of restructuring and related charges during fiscal 2001, which were recorded as $5.6 million in the line item "restructuring expense" and $1.8 million in "cost of sales," reducing net income by $5.0 million, net of taxes (or $0.44 per share). In fiscal 2002 the company recognized $2.5 million of restructuring and related charges recorded as $1.3 million in the line item "restructuring expense" and $1.2 million in "cost of sales." These restructuring and related charges reduced net income by $1.5 million, net of taxes (or $0.14 per share). The costs reflected in "cost of sales" are principally related to the relocation of manufacturing equipment. Due to this restructuring plan, the company has realized annualized reductions of at least $14 million in fixed manufacturing costs and SG&A expenses.


China Initiative

On March 31, 2003, the company announced a strategic marketing initiative to establish manufacturing and distribution operations in China. The company's strategy is to link its customer relationships, design expertise and production technology with low-cost fabric manufacturers in China in order to deliver enhanced value to its customers throughout the world.

The company is currently in the process of establishing its operations in China. A general manager for the China operations relocated to Shanghai, China in May, and is in the process of hiring a small number of additional personnel. The company received the required business licenses in mid July 2003. The company has signed a lease on a 65,000 square-foot facility and the building was ready for equipment installation and office occupancy in July 2003. Along with the installation of finishing equipment, the company plans to begin doing business at the China facility during the second fiscal quarter of fiscal 2004, which is expected to include fabric inspection, testing and distribution. Limited finishing operations are anticipated to begin in the third fiscal quarter of fiscal 2004.


2003 Compared with 2002

The company's net sales for fiscal 2003 decreased 11.2% to $339.6 million as compared with fiscal 2002; and the company reported a net loss before cumulative effect of accounting change of $736,000, or $0.06 per share diluted, versus a net loss $3.4 million, or $0.31 share diluted, a year ago. Including the cumulative effect of accounting change, the company reported a loss of $2.17 per share for fiscal 2003. Restructuring and related charges and credits of $9.7 million, net of tax (or $0.85 per share) and $7.5 million, net of tax (or $0.66 per share) were included in net income for fiscal 2003 and fiscal 2002, respectively.

The company reported further substantial improvement in its balance sheet by reducing long-term debt by $32 million during fiscal 2003 and ended the year with $24.4 million in cash and cash equivalents and short-term investments.

As of April 29, 2002, Culp adopted SFAS No. 142, "Goodwill and Other Intangible Assets." As a result the company recorded during the first quarter of fiscal 2003 a non-operating non-cash goodwill impairment charge of $37.6 million ($24.2 million net of taxes of $13.4 million), or $2.11 per share diluted, related to the goodwill associated with the Culp Decorative Fabrics division.

Upholstery Fabric Segment

Net Sales. Upholstery fabric sales for fiscal 2003 decreased 13.4% to $240.1 million. Domestic upholstery fabric sales decreased $22.7 million, or 9.6%, to $214.3 million, due primarily to overall weakness in consumer demand for upholstered furniture, and other factors discussed below. International sales decreased 36.0% to $25.8 million, due primarily to the exiting of the wet printed flock fabric business in April 2002.

In addition to the overall softness in demand during fiscal 2003, the sales decrease in upholstery fabrics is attributable to the company's strategy to focus on improving the profitability of its sales mix by reducing or eliminating products generating little or no profit. In the Culp Velvets/Prints division, the company discontinued its unprofitable wet printed flock business at the end of last fiscal year. This product line produced annual sales in fiscal 2002 of approximately $17.0 million with approximately $2.0 million in operating losses. In the CDF division, the company discontinued about half of its finished goods SKUs (or approximately 10,000) over the last eighteen months, most of which were small volume items and were very costly to produce. These discontinued SKUs include the dobby product line SKUs that were recently eliminated as part of the fiscal 2003 CDF restructuring. The company expects this process of identifying and dropping its low profit items to continue into fiscal 2004.

The company believes additional factors that are likely impacting upholstery fabric sales are (1) the increasing market share of leather furniture being sold in the U.S.; and (2) the increase in imported fabrics, both in "piece goods" and "cut and sewn kits."

Gross Profit. In spite of weak furniture demand and the operational disruption in connection with the fiscal 2003 CDF restructuring, the upholstery fabric segment improved its gross profit dollars and margins in fiscal 2003. Gross profit for fiscal 2003 was $34.7 million, or 14.5%, versus $33.6 million, or 12.1%, for fiscal 2002. Restructuring related charges of $2.9 million and $1.8 million were included in gross profit for fiscal 2003 and fiscal 2002, respectively. The key factors behind this improvement were (1) a more profitable sales mix; (2) the elimination of losses related to the wet printed flock business; (3) the increasing productivity benefits from the CDF 2001 restructuring; and (4) the fixed cost reduction benefits from the closing of the Chattanooga plant as part of the fiscal 2003 CDF restructuring.

Mattress Ticking Segment

Net Sales. Mattress ticking sales for fiscal 2003 decreased 5.5% to $99.6 million. Sales to U.S. bedding manufacturers fell 7.2% to $85.5 million, while sales to international customers increased by 6.8% to $14.1 million. The overall sales decrease is principally due to the weakness in consumer demand for mattresses. Additional factors that could be affecting ticking demand for the company's products from bedding manufacturers are: (1) the gradual shift by many customers to "one-sided" mattresses, which generally require one-third less mattress ticking and (2) a growing consumer preference at the higher end of the bedding market for knitted tickings (which the company does not manufacture) rather than woven or printed tickings (although the company has begun to source knitted tickings from an outside supplier).

Gross Profit. For fiscal 2003, the mattress ticking segment reported gross profit dollars and margins of $22.8 million and 22.9%, respectively, compared with $29.2 million and 27.7 % for fiscal 2002. The principal reasons for the decline were (1) lower sales volume and reduced production schedules, which resulted in less absorption of fixed costs; (2) pricing pressures related to the overall competitive situation in the bedding industry; and (3) the high cost of a European sourcing agreement. Culp Home Fashions entered into an agreement with a European supplier in October 2001 as part of the termination of a long-term supply relationship. The agreement required, among other things, that the company maintain a certain level of weekly purchases through the end of the second quarter of fiscal 2003. Consequently, during the first and second quarters of fiscal 2003, the company was required to source products from this supplier that were significantly more expensive than products manufactured at the company's U.S. and Canadian plants in order to meet the agreement's minimum purchase levels. This supply agreement was concluded on October 31, 2002.

Selling, General and Administrative Expenses. SG&A expenses were $40.0 million for fiscal 2003 and decreased $8.0 million, or 16.7%, from fiscal 2002. As a percent of net sales, SG&A expenses decreased to 11.8% from 12.6% the previous year. SG&A expenses in fiscal 2003 included a credit to bad debt expense in the amount of $571,000 due to a significant decrease in past due receivable balances. This amount compares with bad debt expense of $4.2 million in the year-earlier period. Additionally, SG&A expenses for fiscal 2003 were lower due to reduced sampling charges and reduced sales expenses due to lower sales volume.

Goodwill Amortization. At the beginning of fiscal 2003, the company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized.

Interest Expense. Interest expense for fiscal 2003 declined to $6.6 million from $7.9 million due to significantly lower borrowings outstanding, offset somewhat by a $750,000 increase in interest expense associated with the company's $75 million term loan, as a result of an amendment in February 2002.

Interest Income. Interest income increased to $596,000 from $176,000 due to significantly higher average invested cash for the year as compared with the average for the prior year.

Other Expense. Other expense for the fiscal 2003 totaled $805,000, compared with $1.4 million in the prior year. The decrease was principally due to lower legal and debt issue expenses.

Income Taxes. The effective tax rate for fiscal 2003 was 67.9% compared with 44.0% for fiscal 2002. The higher rate on the pretax loss in each period reflects the benefit from a reduction in estimated accruals as well as a lower proportion of earnings in fiscal 2003 from the company's Canadian subsidiary that is taxed at a lower effective rate.


2002 Compared with 2001

The company's net sales for fiscal 2002 decreased by $28.0 million, or 6.8%, compared with fiscal 2001; and the company reported a net loss of $3.4 million, or $0.31 per share, compared with a net loss of $8.3 million, or $0.74 per share, in fiscal 2001. Restructuring and related charges of $7.4 million, net of tax (or $0.66 per share) and $5.0 million, net of tax (or $0.44 per share) were included in net income for fiscal 2002 and fiscal 2001, respectively. Below is additional discussion regarding segment financial performance.

Upholstery Fabric Segment

Net Sales. For fiscal 2002, upholstery fabrics sales decreased 9.2% to $277.3 million. This decline was due to a 3.3%, or $8.1 million, decline in domestic upholstery fabric sales, and a 33.2%, or $40.3 million, decline in international upholstery fabric sales. The decline in domestic upholstery fabric sales related primarily to a decline in sales to the external yarn market ($7.3 million), where the company discontinued producing yarns for the apparel and carpet markets, and to a decline in sales to the commercial furniture market ($4.5 million). The decline in international upholstery fabric sales was caused by the company's products becoming less competitive with goods produced internationally due to the strong U.S. dollar and additionally to a fashion trend away from wet printed flock fabrics, which have constituted a significant portion of the company's international sales.

Gross Profit. For fiscal 2002, gross profit was $33.6 million, or 12.1%, versus 29.5 million, or 9.7%, for fiscal 2001. Restructuring related charges of $1.8 million were included in gross profit for each of fiscal 2002 and fiscal 2001. This improvement reflected strong gross profit dollar and margin growth in Culp Velvets/Prints and Culp Yarn divisions. Offsetting these gains somewhat was a decrease in gross profit dollars and margin in Culp Decorative Fabrics, which occurred in the first half of fiscal 2002.


Mattress Ticking Segment

Net Sales. Compared with fiscal 2001, mattress ticking sales increased 0.2% to $105.3 million for fiscal 2002. Sales to U.S. bedding manufacturing increased 5.0% to $91.7 million for fiscal 2002. International mattress ticking sales for fiscal 2002 were $13.2 million, down 24.5% from $17.5 million in fiscal 2001.

Gross Profit. For fiscal 2002, the mattress ticking segment reported gross profit dollars and margins of $29.2 and 27.7%, respectively, compared with $26.5 and 25.2%, respectively, for fiscal 2001. This improvement was due primarily to continued strong manufacturing operating efficiencies.

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

Interest  Income.  Interest income increased from $46,000 to $176,000 due to the
significant   build-up  in  cash  and  cash  investments   during  fiscal  2002,
particularly in the fourth quarter.

Other Expense. Other expense for fiscal 2002 totaled $1.4 million compared with $1.9 million in the prior year.

Income Taxes. The effective tax rate for fiscal 2002 was 44.0% compared with 33.0% for the year-earlier period. The higher rate resulted from increased tax benefits in 2002 related to the company's loss in the U.S., including restructuring and related charges, and to a lower proportion of earnings from the company's Canadian subsidiary, as well as the recognition in 2001 of gain from terminated life insurance contracts.

Handling Costs

The company records warehousing costs in Selling, General & Administrative Expenses. These costs were $4.9 million, $5.0 million and $5.2 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Warehousing costs include the operating expenses of the company's various finished goods distribution centers, such as personnel costs, utilities, building rent and material handling equipment lease expense. Had these costs been included in cost of sales, gross profit would have been $52.7 million, or 15.5% in fiscal 2003, $57.9 million, or 15.1% in fiscal 2003 and $50.8 million, or 12.4% in fiscal 2001.


Liquidity and Capital Resources

The company's sources of liquidity include cash, cash equivalents, short-term investments, cash flow from operations and amounts available under its revolving credit line. These sources have been adequate for day-to-day operating and capital expenditures. The company expects these sources of liquidity to continue to be adequate for the foreseeable future. Cash, cash equivalents and short-term investments as of April 27, 2003 decreased to $24.4 million from $32.0 million at the end of fiscal 2002, reflecting cash flow from operations of $31.1 million for fiscal 2003, capital expenditures of $6.8 million, payments on vendor-financed capital expenditures of $1.3 million, debt repayment of $32.0 million and stock issuance from the exercise of stock options of $1.4 million. Cash flow from operations totaled $31.1 million for fiscal 2003, $42.2 million for fiscal 2002 and $36.1 million for fiscal 2001, for a three year total of $109.4 million. Significantly contributing to cash flow from operations for this three year period were reductions in accounts receivable and inventories totaling $67.9 million, due primarily to lower sales volume and improvements in working capital management.

For fiscal 2004, the company believes cash flow from operations will be substantially less than fiscal 2003 primarily because the company does not expect continued significant reduction in working capital reflected in each of the previous three years.

Financing Arrangements

During fiscal 2003, the company reduced its long-term debt (current maturities plus long-term debt) by $32.0 million by repaying all of its Industrial Revenue Bonds. Long-term debt was $76.5 million at April 27, 2003, down $32.0 million from $108.5 million at April 28, 2002. The ratio of the company's long-term debt to tangible capitalization (defined as long-term debt plus shareholders' equity minus goodwill) was 47.0% at fiscal 2003 year end versus 60.1% at the end of last year. The company was in compliance with all financial covenants in its loan agreements as of April 27, 2003.

The company's long-term debt at April 27, 2003 is totally unsecured and is comprised of a $75 million term loan, which includes term notes from several insurance companies, with a fixed interest rate of 7.76%, and a $1.5 million, non-interest bearing term loan with the Canadian government. Additionally, the company has a $15.0 million revolving credit line with a bank, including letters  of credit up to $2.5  million.  Borrowings  under the  credit  facility generally bear interest at the London Interbank Offered Rate plus an adjustable margin based upon the company's debt/EBITDA ratio, as defined by the agreement. As of April 27, 2003, there were $354,000 in outstanding letters of credit in support of inventory purchases and no borrowings outstanding under the agreement. The credit facility expires in August 2004. The first scheduled principal payment on the $75 million term loan is due March 2006 in the amount of $11.0 million. The Canadian government loan is repaid in annual installments of approximately $500,000 per year.

Commitments

The following table summarizes the company's contractual payment obligations and commitments (in thousands):

                       2004    2005    2006     2007    2008  Thereafter  Total
 -------------------------------------------------------------------------------
 Capital expenditure
  commitments        $   573  $  -   $   -    $    -  $   -   $      -   $   573
 Accounts payable-
  capital expenditures 4,389   1,096                                       5,485
 Operating leases      4,900   3,791   2,260    1,293   1,065       112   13,421
 Long-term debt          500     500  11,500   11,000  31,000    22,000   76,500
 -------------------------------------------------------------------------------
 Total               $10,362  $5,387 $13,760  $12,293 $32,065  $ 22,112  $95,979
 -------------------------------------------------------------------------------
   Note: Payment Obligations by Fiscal Year Ending April

Capital Expenditures

Capital spending for fiscal 2003 was $12.2 million. This compares with $4.7 million in fiscal 2002. The larger projects for fiscal 2003 were weaving modernization and a building addition at the Pageland, S.C. facility related to the fiscal 2003 CDF restructuring and weaving expansion in the Culp Home Fashions division. Depreciation expense for fiscal 2003 was $14.0 million. For fiscal 2004, the company's capital expenditure budget is $8.0 million, of which $3.0 million is related to the company's China initiative. Depreciation
expense   for  fiscal  2004  is   estimated   to  be   comparable   with  fiscal
2003.

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


Seasonality

The company's business is seasonal, with increased sales during the second and fourth fiscal quarters. This seasonality results from one-week closings of the company's manufacturing facilities, and the facilities of most of its customers in the United States, during the first and third quarters for the holiday weeks of July 4th and Christmas.

Critical  Accounting Policies

Accounting principles generally accepted in the United States of America require the company to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain, and as a result actual results could differ significantly from those estimates. Due to the estimation processes involved, management considers the following summarized accounting policies and their application to be critical to understanding the company's business operations, financial condition and results of operations.

Accounts Receivable - Allowance for Doubtful Accounts. Substantially all of the company's accounts receivable are due from residential and commercial furniture and bedding manufacturers. Ownership of these manufacturers is increasingly concentrated and certain bedding manufacturers have a high degree of leverage. As of April 27, 2003, accounts receivable from furniture manufacturers totaled approximately $25.4 million and from bedding manufacturers approximately $9.1 million. Approximately $6.7 million of the company's total accounts receivable was due from international customers. Additionally, as of April 27, 2003, the aggregate accounts receivable balance of the company's ten largest customers was $10.9 million, or 31.7% of trade accounts receivable.

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

Inventory Valuation. The company operates as a "make-to-order" and "make-to-stock" business. Although management closely monitors demand in each product area to decide which patterns and styles to hold in inventory, the gradual shifts in consumer preferences expose the company to write-downs of inventory.

Management continually examines inventory to determine if there are indicators that the carrying value exceeds its net realizable value. Experience has shown that the most significant indicator of the need for inventory write-downs is the age of the inventory. As a result, the company provides inventory valuation write-downs based upon set percentages for inventory aging categories, generally using 6, 9 and 12 month categories. While management believes that adequate write-downs for excess and obsolete inventory have been made in the consolidated financial statements, significant unanticipated changes in demand or changes in consumer tastes and preferences could result in additional excess and obsolete inventory in the future.

Long-lived Assets. The company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective April 29, 2002. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, and also resolves implementation issues related to SFAS 121. Adoption of SFAS No. 144 did not have a significant impact on the company's financial position, results of operations or cash flows.

Management reviews long-lived assets, which consists of property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. Unforeseen events and changes in circumstances and market conditions could negatively affect the value of assets and result in an impairment charge.

The company's assessment at April 27, 2003 indicated that the net undiscounted future operating cash flows of the company's businesses were sufficient to recover the carrying amount of the long-lived assets under SFAS No. 144. The determination of future operating cash flows involve considerable estimation and judgment about future market conditions and future sales and profitability. Although the company believes it has based the impairment testing on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results.

Goodwill. As of April 29, 2002, Culp adopted SFAS No. 142, "Goodwill and Other Intangible Assets." For the initial application of SFAS No. 142, an independent business valuation specialist was engaged to assist the company in the determination of the fair market value of Culp Decorative Fabrics, one of the company's three divisions within the upholstery fabric segment, because of the significance of the goodwill associated with the division and due to its operating performance. As a result of the adoption of SFAS No. 142, during the first quarter of fiscal 2003 the company recorded a non-operating, non-cash goodwill impairment charge of $37.6 million ($24.2 million net of taxes of $13.4 million), or $2.11 per share diluted, related to the goodwill associated with the Culp Decorative Fabrics division. After the goodwill impairment charge, the company's remaining goodwill relates to the following divisions: Culp Decorative Fabrics - $4.4 million, Culp Yarn - $0.7 million and Culp Home Fashions - $4.1 million.

The company updated its goodwill impairment test as of April 27, 2003. This impairment test, which was prepared by an independent business valuation specialist, did not indicate any further impairment of goodwill. The determination of fair value involves considerable estimation and judgment. In particular, determining the fair value of a business unit involves, among other things, developing forecasts of future cash flows and appropriate discount rates. Although the company believes it has based the impairment testing on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results. As a result of a continuing difficult business environment, there is a potential for further impairment of the goodwill of Culp Decorative Fabrics.

Restructuring Charges. The upholstery fabric industry continues to be under significant pressure from a variety of external forces, such as an increase in the market share of leather furniture, an increase in customers buying fabric and "cut and sew" fabric kits from China, increasing pricing demands, global competition and the overall weakness of the economy. In an effort to reduce operating expenses and increase manufacturing utilization, the company has undertaken four restructuring initiatives, two within Culp Decorative Fabrics, one related to the exit of the wet printed flock product line, which was part of the Culp Velvets Prints division within the upholstery fabric segment, and one related to a yarn manufacturing plant within its Culp Yarn division, which have resulted in restructuring charges related to the remaining lease costs of the closed facilities, the write-down of property, plant and equipment, workforce reduction and elimination of facilities as the company continues to scale its U.S productive capacity in lines with demand. Severance and related charges are accrued based on an estimate of amounts that will be paid to affected employees. Asset impairment charges related to the consolidation or closure of manufacturing facilities are based on an estimate of expected sales prices for the real estate and equipment. The exit of facilities has also resulted in charges for lease termination and losses may also result from termination of existing contracts.

The company reassesses the individual accrual requirements at the end of each reporting period. If circumstances change, causing current estimates to differ from original estimates, adjustments are recorded in the period of change. Restructuring charges, and adjustments of those charges, are summarized in note 2 to the consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for certain qualifying employee termination benefits. This Statement became effective for exit or disposal activities initiated after December 31, 2002.

Income Taxes. The company is required to estimate its actual current tax exposure and to assess temporary differences resulting from differing treatment of items for tax and accounting purposes. No valuation allowance has been recorded to reduce the company's deferred tax assets. Management has concluded that it is more likely than not that the company will be able to realize the benefit of the deferred tax assets. Considerable judgment is involved in this process as ultimate realization of benefits is dependent on the generation of future taxable income.

Forward-Looking Information

This Report contains statements that may be deemed "forward-looking statements" within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934). Such statements are inherently subject to risks and uncertainties. Further, forward looking statements are intended to speak only as of the date on which they are made. Forward-looking statements are statements that include projections, expectations or beliefs about future events of results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as "expect," "believe," "estimate," "plan' and "project" and their derivatives, and include but are not limited to statements about expectations for the company's future sales, gross profit margins, SG&A or other expenses, and earnings. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on the company's business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely. In addition, strengthening of the U. S. dollar against other currencies could make the company's products less competitive on the basis of price in markets outside the United States. Also, economic and political instability in international areas could affect the company's operations or sources of goods in those areas, as well as demand for the company's products in international markets. Finally, unanticipated delays or costs in executing restructuring actions could cause the cumulative effect of restructuring actions to fail to meet the objectives set forth by management.



              ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin under the company's revolving credit agreement. The company's floating debt interest rate risk was eliminated in the fourth quarter of fiscal 2003 after the remaining industrial revenue bonds were paid.

The company's exposure to fluctuations in foreign currency exchange rates is due primarily to a foreign subsidiary domiciled in Canada and firmly committed and anticipated purchases of certain machinery, equipment and raw materials in foreign currencies. The company's Canadian subsidiary uses the United States dollar as its functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with the Canadian subsidiary. However, the company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firmly committed and anticipated purchases of certain machinery, equipment and raw materials. The amount of Canadian-denominated sales and manufacturing costs are not material to the company's consolidated results of operations; therefore, a 10% change in the exchange rate at April 27, 2003 would not have a significant impact on the company's results of operations or financial position. Additionally, as the company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

                                   CULP, INC.
                    SALES / GROSS PROFIT BY SEGMENT/DIVISION
  FOR THE TWELVE MONTHS ENDED APRIL 27, 2003, APRIL 28, 2002 AND APRIL 29, 2001


                             (Amounts in thousands)

                                                       TWELVE MONTHS ENDED
                                 ----------------------------------------------------------------
                                         Amounts                         Percent of Total Sales
                                 -------------------------               ------------------------
                                  April 27,    April 28,      % Over
Segment/Division Sales              2003          2002       (Under)        2003         2002
------------------------------   ------------  -----------  -----------  -----------  -----------
Upholstery Fabrics
    Culp Decorative Fabrics   $      137,215      152,783    (10.2) %       40.4 %       39.9 %
    Culp Velvets/Prints               96,051      119,180    (19.4) %       28.3 %       31.2 %
    Culp Yarn                          6,830        5,309     28.6  %        2.0 %        1.4 %
                                 ------------  -----------  -----------  -----------  -----------
                                     240,096      277,272    (13.4) %       70.7 %       72.5 %
Mattress Ticking
     Culp Home Fashions               99,550      105,302     (5.5) %       29.3 %       27.5 %
                                 ------------  -----------  -----------  -----------  -----------

                              $      339,646      382,574    (11.2) %      100.0 %      100.0 %
                                 ============  ===========  ===========  ===========  ===========



Segment Gross Profit                                                        Gross Profit Margin
------------------------------                                           ------------------------

Upholstery Fabrics  (1)       $       34,738       33,648      3.2  %       14.5 %       12.1 %
Mattress Ticking                      22,835       29,209    (21.8) %       22.9 %       27.7 %

                                 ------------  -----------  -----------  -----------  -----------
Gross Profit                          57,573       62,857     (8.4) %       17.0 %       16.4 %
                                 ============  ===========  ===========  ===========  ===========


                                                       TWELVE MONTHS ENDED
                                 ----------------------------------------------------------------

                                         Amounts                         Percent of Total Sales
                                 -------------------------               ------------------------
                                  April 28,    April 29,      % Over
Segment/Division Sales              2002          2001       (Under)        2002         2001
------------------------------   ------------  -----------  -----------  -----------  -----------

Upholstery Fabrics
    Culp Decorative Fabrics   $      152,783      170,675    (10.5) %       39.9 %       41.6 %
    Culp Velvets/Prints              119,180      122,256     (2.5) %       31.2 %       29.8 %
    Culp Yarn                          5,309       12,581     57.8) %        1.4 %        3.1 %
                                 ------------  -----------  -----------  -----------  -----------
                                     277,272      305,512     (9.2) %       72.5 %       74.4 %
Mattress Ticking
     Culp Home Fashions              105,302      105,097      0.2  %       27.5 %       25.6 %
                                 ------------  -----------  -----------  -----------  -----------

                              $      382,574      410,609     (6.8) %      100.0 %      100.0 %
                                 ============  ===========  ===========  ===========  ===========



Segment Gross Profit                                                        Gross Profit Margin
------------------------------                                           ------------------------

Upholstery Fabrics (2)        $       33,648       29,511      14.3 %       12.1 %        9.7 %
Mattress Ticking                      29,209       26,476      10.3 %       27.7 %       25.2 %

                                 ------------  -----------  -----------  -----------  -----------
Gross Profit                          62,857       55,987      12.3 %       16.4 %       13.6 %
                                 ============  ===========  ===========  ===========  ===========


(1) Gross profit includes $2.9 and $1.8 million of restructuring related charges for fiscal 2003 and 2002, respectively
(2) Gross profit includes $1.8 million of restructuring related charges for both fiscal 2002 and 2001

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

      KPMG LLP, the company's independent auditors, conducts an audit in accordance with auditing standards generally accepted in the United States of America and provides an opinion on the financial statements prepared by management. Their report for 2003 is presented on the following page.

      The Audit Committee of the Board of Directors reviews the scope of the audit and the findings of the independent auditors. The internal auditor and the independent auditors meet with the Audit Committee to discuss audit and financial reporting issues. The Audit Committee also reviews the company's principal accounting policies, significant internal accounting controls, quarterly financial information releases, Annual Report and annual SEC filings (Form 10-K and Proxy Statement).



       Robert G. Culp, III                       Franklin N. Saxon
       Chairman and Chief Executive Officer      Executive Vice President and
       May 30, 2003                              Chief Financial Officer
                                                 May 30, 2003

                         REPORT OF INDEPENDENT AUDITORS





To the Board of Directors and Shareholders of Culp, Inc.:

We have audited the accompanying consolidated balance sheets of Culp, Inc. and subsidiary as of April 27, 2003 and April 28, 2002, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended April 27, 2003. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Culp, Inc. and subsidiary as of April 27, 2003 and April 28, 2002, and the results of their operations and their cash flows for each of the years in the three-year ended April 27, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 19 to the consolidated financial statements, effective April 29, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.


KPMG LLP

Greensboro, North Carolina
May 30, 2003

CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------
April 27, 2003 and April 28, 2002 (dollars in thousands, except share data)  2003         2002
ASSETS
    current assets:
        cash and cash equivalents                                       $  14,355       31,993
        short-term investments                                             10,043            0
        accounts receivable                                                32,259       43,366
        inventories                                                        49,552       57,899
        deferred income taxes                                              12,303        9,447
----------------------------------------------------------------------------------------------
        other current assets                                                3,204        3,966
           total current assets                                           121,716      146,671

    property, plant and equipment, net                                     84,962       89,772
    goodwill                                                                9,240       47,083
    other assets                                                            2,235        4,187
----------------------------------------------------------------------------------------------
           total assets                                                 $ 218,153      287,713
----------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
    current liabilities:
        current maturities of long-term debt                            $     500        1,483
        accounts payable                                                   19,874       24,327
        accrued expenses                                                   14,071       16,460
        accrued restructuring expenses                                      7,743        2,445
        income taxes payable                                                  349            0
----------------------------------------------------------------------------------------------
           total current liabilities                                       42,537       44,715

    long-term debt                                                         76,000      107,001
    deferred income taxes                                                   3,851       16,932
----------------------------------------------------------------------------------------------
           total liabilities                                              122,388      168,648
----------------------------------------------------------------------------------------------

    commitments and contingencies (note 11)
    shareholders' equity:
        preferred stock, $.05 par value, authorized 10,000,000
           shares                                                               0            0
        common stock, $.05 par value, authorized 40,000,000
           shares, issued and outstanding 11,515,459 at
           April 27, 2003 and 11,319,584 at April 28, 2002                    576          566
        capital contributed in excess of par value                         39,749       38,375
        unearned compensation                                                (559)        (769)
        retained earnings                                                  55,999       80,886
        accumulated other comprehensive income                                  0            7
----------------------------------------------------------------------------------------------
           total shareholders' equity                                      95,765      119,065
----------------------------------------------------------------------------------------------
           total liabilities and shareholders' equity                   $ 218,153      287,713
----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)


For the years ended April 27, 2003, April 28, 2002
and April 29, 2001 (dollars in thousands, except per share data)           2003             2002            2001
-------------------------------------------------------------------------------------------------------------------
net sales                                                          $     339,646          382,574          410,609
cost of sales                                                            282,073          319,717          354,622
-------------------------------------------------------------------------------------------------------------------
     gross profit                                                         57,573           62,857           55,987
selling, general and administrative expenses                              40,040           48,059           50,366
goodwill amortization                                                          0            1,395            1,395
restructuring expense and asset impairments                               12,981           10,368            5,625
-------------------------------------------------------------------------------------------------------------------
     income (loss) from operations                                         4,552            3,035           (1,399)
interest expense                                                           6,636            7,907            9,114
interest income                                                             (596)            (176)             (46)
other expense                                                                805            1,444            1,941
-------------------------------------------------------------------------------------------------------------------
loss before income taxes                                                  (2,293)          (6,140)         (12,408)
income taxes                                                              (1,557)          (2,700)          (4,097)
-------------------------------------------------------------------------------------------------------------------
loss before cumulative effect of accounting change                          (736)          (3,440)          (8,311)
cumulative effect of accounting change, net of income taxes              (24,151)               0                0
-------------------------------------------------------------------------------------------------------------------
     net loss                                                     $      (24,887)          (3,440)          (8,311)
-------------------------------------------------------------------------------------------------------------------

basic loss per share:
-------------------------------------------------------------------------------------------------------------------
       loss before cumulative effect of accounting change         $        (0.06)           (0.31)           (0.74)
       cumulative effect of accounting change                              (2.11)               0                0
-------------------------------------------------------------------------------------------------------------------
       net loss                                                   $        (2.17)           (0.31)            0.74)
-------------------------------------------------------------------------------------------------------------------

diluted loss per share:
-------------------------------------------------------------------------------------------------------------------
       loss before cumulative effect of accounting change         $        (0.06)           (0.31)           (0.74)
       cumulative effect of accounting change                              (2.11)               0                0
-------------------------------------------------------------------------------------------------------------------
       net loss                                                   $        (2.17)           (0.31)           (0.74)
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the years ended April 27, 2003,                          capital                             accumulated
April 28, 2002 and April 29, 2001    common      common    contributed                              other          total
(dollars in thousands, except        stock       stock     in excess of    unearned    retained  comprehensive  shareholders'
share data)                          shares      amount     par value    compensation  earnings     income         equity
-----------------------------------------------------------------------------------------------------------------------------
balance, April 30, 2000            11,208,720    $  560      36,682        (1,416)      93,814           0         129,640
cash dividends ($0.105 per share)                                                       (1,177)                     (1,177)
net loss                                                                                (8,311)                     (8,311)
stock-based compensation                                                      360                                      360
common stock issued in connection
    with stock option plans            12,438         1       1,289                                                  1,290
-----------------------------------------------------------------------------------------------------------------------------
balance, April 29, 2001            11,221,158       561      37,971        (1,056)      84,326           0         121,802
net loss                                                                                (3,440)                     (3,440)
net gain on cash flow hedges                                                                             7               7
stock-based compensation                                                      144                                      144
forfeiture of stock options                                   (143)           143                                        0
common stock issued in connection
    with stock option plans            98,426         5         547                                                    552
-----------------------------------------------------------------------------------------------------------------------------
balance, April 28, 2002            11,319,584       566      38,375          (769)      80,886           7         119,065
net loss                                                                               (24,887)                    (24,887)
net loss on cash flow hedges                                                                            (7)             (7)
stock-based compensation                                                      210                                      210
common stock issued in connection
    with stock option plans           195,875        10       1,374                                                  1,384
-----------------------------------------------------------------------------------------------------------------------------
balance, April 27, 2003            11,515,459    $  576      39,749          (559)      55,999           0          95,765
-----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS


For the years ended April 27 2003, April 28, 2002 and April 29, 2001
----------------------------------------------------------------------------------------------------
(dollars in thousands)                                              2003           2002         2001
cash flows from operating activities:
   net loss                                                    $ (24,887)        (3,440)      (8,311)
   adjustments to reconcile net loss to net cash
      provided by operating activities:
         cumulative effect of accounting change,
            net of income taxes                                   24,151              0            0
         depreciation                                             13,990         17,274       19,391
         amortization of intangible and other assets                 457          1,575        1,591
         stock-based compensation                                    210            144          360
         provision for deferred income taxes                      (2,507)        (1,452)      (5,394)
         restructuring expense                                    12,981         10,368        5,625
         changes in assets and liabilities:
           accounts receivable                                    11,107         14,483       17,374
           inventories                                             8,347          2,098       14,474
           other current assets                                      763          2,504          827
           other assets                                              366           (311)         171
           accounts payable                                       (8,558)           998       (4,530)
           accrued expenses                                       (2,126)         1,727       (6,065)
           accrued restructuring expenses                         (3,514)        (2,523)        (702)
           income taxes payable                                      349         (1,268)       1,268
----------------------------------------------------------------------------------------------------
              net cash provided by operating activities           31,129         42,177       36,079
----------------------------------------------------------------------------------------------------

cash flows from (used in)  investing activities:
   capital expenditures                                           (6,830)        (3,779)      (6,571)
   purchases of short-term investments                           (10,043)             0            0
----------------------------------------------------------------------------------------------------
   sale of investments related to deferred compensation plan           0              0        4,547
              net cash used in investing activities              (16,873)        (3,779)      (2,024)
----------------------------------------------------------------------------------------------------

cash flows from financing activities:
   payments on vendor-financed capital expenditures               (1,294)        (4,992)      (6,865)
   proceeds from issuance of long-term debt                            0              0          564
   principal payments of long-term debt                          (31,984)        (3,172)     (26,394)
   cash dividends paid                                                 0              0       (1,177)
   proceeds from common stock issued                               1,384            552           17
----------------------------------------------------------------------------------------------------
              net cash used in financing activities              (31,894)        (7,612)     (33,855)
----------------------------------------------------------------------------------------------------

increase (decrease) in cash and cash equivalents                 (17,638)        30,786          200
cash and cash equivalents, beginning of year                      31,993          1,207        1,007
----------------------------------------------------------------------------------------------------
cash and cash equivalents, end of year                         $  14,355         31,993        1,207
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

    Fiscal Year - The company's fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. Fiscal years 2003, 2002 and 2001 included 52 weeks.

    Cash and Cash Equivalents - Cash and cash equivalents include demand deposit and money market accounts. For purposes of the consolidated statements of cash flows, the company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

    Short-Term Investments - Short-term investments consist of two mutual bond funds. The investments were originally purchased in February 2003 at a cost of $10.0 million. The contractual maturities of these investments are less than one year. Realized and unrealized gains and losses for the year ended April 27, 2003 were not significant, and accordingly, the cost of these investments approximated fair value.

    Short-term investments are classified as available-for-sale and reported at fair value based on current market quotes with unrealized gains and losses, net of any tax effect, recorded as a separate component of comprehensive income in shareholders' equity until realized. Interest income is included in interest income. Gains and losses on investments sold are determined based on the specific identification method and are included in other expense, net. Unrealized losses that are other than temporary are recognized in net income. No investments are held for speculative or trading purposes.

    Accounts Receivable - Substantially all of the company's accounts receivable are due from manufacturers in the furniture and bedding industries. The company grants credit to customers, a substantial number of which are located in North America and generally does not require collateral. Management continuously performs credit evaluations of its customers, considering numerous inputs including financial position, past payment history, cash flows and management ability, historical loss experience and economic conditions and prospects. While management believes that adequate allowances for doubtful accounts have been provided in the consolidated financial statements, it is possible that the company could experience additional unexpected credit losses.

    Inventories - Principally all inventories are valued at the lower of last-in, first-out (LIFO) cost or market. Management continually examines inventory to determine if there are indicators that the carrying value exceeds its net realizable value. Experience has shown that the most significant indicator of the need for inventory write-downs is the age of the inventory. As a result, the company provides inventory valuation write-downs based upon set percentages for inventory aging categories, generally using six, nine and twelve month categories. While management believes that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, consumer tastes and preferences will continue to change and the company could experience additional inventory write-downs in the future.

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

    The company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective April 29, 2002. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, and also resolves implementation issues related to SFAS No. 121. In accordance with SFAS No. 144, management reviews long-lived assets, which consist principally of property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying value or fair value less cost to sell when the company has committed to a disposal plan.

    The company's assessment at April 27, 2003 indicated that net undiscounted future operating cash flows of the company's businesses were sufficient to recover the carrying amount of long-lived assets under SFAS No. 144. The determination of future operating cash flows involves considerable estimation and judgment about future market conditions and future sales and profitability. Although the company believes it has based the impairment assessment on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results.

    Interest costs of $74,000, $36,000 and $99,000 incurred during the years ended April 27, 2003, April 28, 2002 and April 29, 2001, respectively, for the construction of qualifying fixed assets were capitalized and are being amortized over the related assets' estimated useful lives.

    Foreign Currency Translation - The United States dollar is the functional currency for the company's Canadian subsidiary. Translation gains (losses) for this subsidiary of ($60,000), ($33,000) and $37,000 are included in the other expense line item in the consolidated statements of income (loss) for the fiscal years ended April 27, 2003, April 28, 2002 and April 29, 2001, respectively.

    Goodwill - The company adopted the provisions of SFAS 142, Goodwill and Other Intangible Assets, effective April 29, 2002. In accordance with SFAS No. 142, the company ceased amortizing goodwill beginning fiscal 2003. Instead, the company tests goodwill for impairment on an annual basis by comparing the fair value of each reporting unit to its carrying value. As a result of the initial application of SFAS No. 142, the company recorded an impairment charge of $37.6 million ($24.2 million net of taxes of $13.4 million) (see note 19). For periods presented through April 28, 2002, goodwill was amortized using the straight-line method over 40 years, and tested for impairment by comparison of the carrying value of the goodwill to estimated future undiscounted cash flows expected to be generated by the related assets, when events and circumstances indicated that the assets might be impaired.

    Income Taxes - Deferred taxes are recognized for temporary differences between the financial statement carrying amounts and the tax bases of the company's assets and liabilities and operating loss and tax credit carryforwards at income tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred taxes of a change in tax rates is recognized in income (loss) in the period that includes the enactment date.

    No provision is made for income taxes which may be payable if undistributed income of the company's Canadian subsidiary were to be paid as dividends to the company, since the company intends that such earnings will continue to be invested. At April 27, 2003, the amount of such undistributed income was $27.5 million. Foreign tax credits may be available as a reduction of United States income taxes in the event of such distributions.

    Revenue Recognition - Revenue is recognized upon shipment, when title and risk of loss pass to the customer. Provision is made currently for estimated product returns, claims and allowances. Management considers historical claims and return experience, among other things, when establishing the allowance for returns and allowances. While management believes that adequate allowance has been established for returns and allowances, it is possible that the company could experience levels higher than provided for in the consolidated financial statements.

    Shipping and Handling Costs - Revenue received for shipping and handling costs, which is immaterial for all periods presented, is included in net sales. Shipping costs, principally freight, that comprise payments to third-party shippers are classified as cost of sales. Handling costs, which consist principally of finished goods warehousing costs in the company's various distribution facilities, were $4.9 million, $5.0 million and $5.2 million in 2003, 2002 and 2001, respectively, and are included in selling, general and administrative expenses.

    Stock-Based Compensation - Compensation costs related to employee stock option plans are recognized utilizing the intrinsic value-based method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The company has adopted the disclosure requirements of SFAS No. 123, Accounting for Stock- Based Compensation, as amended by SFAS No. 148. Accordingly, compensation cost is recorded over the vesting period of the options based upon the difference in option price and fair market price at the date of grant, if any.

    At April 27, 2003, the company had stock-based compensation plans, which are described more fully in note 12 to the consolidated financial statements.

    The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of SFAS No. 123 for the past three fiscal years:

    (dollars in thousands, except per share data)     2003      2002      2001
--------------------------------------------------------------------------------

    Net loss, as reported                      $    (24,887)   (3,440)  (8,311)

    Add:  Total stock-based employee
    compensation expense included in
    net loss, net of tax                                 67        81      241

    Deduct:  Total stock-based employee
    compensation expense determined under
    fair value-based method for all awards,
    net of tax                                          225       363      478

--------------------------------------------------------------------------------
    Pro forma net loss                         $    (25,045)   (3,722)  (8,548)
--------------------------------------------------------------------------------

    Loss per share:

    Basic - as reported                        $      (2.17)    (0.31)   (0.74)
    Basic - pro forma                                 (2.19)    (0.33)   (0.76)

    Diluted - as reported                      $      (2.17)    (0.31)   (0.74)
    Diluted - pro forma                               (2.19)    (0.33)   (0.76)
--------------------------------------------------------------------------------

    Fair Value of Financial Instruments - The carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments.

    The fair value of the company's long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities. The fair value of the company's long-term debt is approximately $73 million at April 27, 2003.

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


    Reclassification - Certain items in the fiscal 2002 and 2001 consolidated financial statements have been reclassified to conform with the presentation adopted in the current year, one of which is to reflect vendor-financed capital expenditures as supplemental non-cash investing activities, and payments on vendor-financed capital expenditures as financing activities. The effect of this change on the fiscal 2002 and 2001 consolidated statements of cash flows is presented below. These reclassifications did not impact net loss as previously reported.

                                               2002                                           2001
                              -------------------------------------------   -------------------------------------------
                              As Previously                                 As Previously
                                Reported    Adjustment   As Reclassified      Reported     Adjustment  As  Reclassified
                              ------------- ----------   ---------------    -------------  ----------  ----------------
Net cash provided by
operating activities         $   42,177            0           42,177          36,079             0           36,079
Net cash used in
investing activities             (4,729)         950           (3,779)         (3,503)        1,479           (2,024)
Net cash used in financing
activities                       (6,662)        (950)          (7,612)        (32,376)       (1,479)         (33,855)





2.  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

    Fiscal 2003 CDF Restructuring

    In August 2002, management approved a restructuring plan within the Culp Decorative Fabrics division aimed at lowering manufacturing costs, simplifying the dobby fabric upholstery line, increasing asset utilization and enhancing the division's manufacturing competitiveness. The restructuring plan principally involved (1) consolidation of the division's weaving, finishing, yarn making and distribution operations by closing the facility in Chattanooga, Tennessee and integrating these functions into other plants, (2) a significant reduction in the number of stock keeping units (SKUs) offered in the dobby product line and (3) a net reduction in workforce of approximately 300 positions. During fiscal 2003, the total restructuring and related charges incurred were $15.0 million, of which approximately $4.1 million represented non-cash items, including $2.8 million in impairment of property, plant and equipment and $1.3 million in inventory write-downs. Of the total charge, $12.0 million was recorded in restructuring expense in the 2003 Consolidated Statement of Income (Loss); and $1.3 million, related to inventory write-downs, and $1.7 million, related to equipment moving and relocation expense, were recorded in cost of sales in the 2003 Consolidated Statement of Income (Loss).

    The following summarizes the activity in the restructuring accrual (dollars in thousands):

    ------------------------------------------------------------------------
                               Employee           Lease
                              Termination     Termination and
                               Benefits       Other Exit Costs       Total
    ------------------------------------------------------------------------

    Accrual established in
    fiscal 2003                $  1,972         $  7,194          $  9,166
    Paid in fiscal 2003          (1,228)            (949)           (2,177)
    ------------------------------------------------------------------------
    Balance April 27, 2003     $    744         $  6,245          $  6,989
    ------------------------------------------------------------------------

     As of April 27, 2003, assets classified as held for sale consisted of machinery and equipment with a value of $166,000 and are included in other assets. Management anticipates the successful disposal of these assets.

    Wet Printed Flock Restucturing

    In April 2002, management approved a plan to exit the wet printed flock upholstery fabric business and has been actively seeking to sell the assets related to this product line. The exit plan involved closing a printing facility and flocking operation within the Culp Velvets/Prints division, reduction in related selling and administrative expenses and termination of 86 employees. The total charge for the exit plan was $9.7 million, of which approximately $8.2 million represented non-cash items, including $7.6 million in impairment of property, plant and equipment and $619,000 in inventory write-downs. Of the total charge, $9.1 million was recorded in restructuring expense in the 2002 Consolidated Statement of Income (Loss), and $619,000, related to inventory write-downs, was recorded in cost of sales in the 2002 Consolidated Statement of Income
    (Loss). During the fiscal year ended April 28, 2002, sales of the wet printed flock product contributed $17.1 million, or 4.5%, of the company's total sales and resulted in an operating loss of approximately $2.1 million.

    During fiscal 2003, an additional restructuring expense of $1.3 million was recorded for the non-cash write-down of assets to reflect the deterioration in market value experienced since April 2002.
    Due to management's continual evaluation of the restructuring accrual, the reserve was reduced $313,000 to reflect current estimates of future health care claims. Additionally, the reserve was reduced $42,000 to reflect current estimates of future security expenses and other costs.

    The following summarizes the activity in the restructuring accrual (dollars in thousands):
-------------------------------------------------------------------------
                            Employee           Lease
                           Termination    Termination and
                            Benefits      Other Exit Costs        Total
-------------------------------------------------------------------------

Accrual established in
fiscal 2002                 $   842          $   610          $   1,452

Paid in fiscal 2002              (5)              (5)               (10)
------------------------------------------------------------------------
Balance April 28, 2002      $   837          $   605          $   1,442
-------------------------------------------------------------------------
Adjustments in fiscal 2003     (313)             (42)              (355)

Paid in fiscal 2003            (428)            (116)              (544)
-------------------------------------------------------------------------
Balance April 27, 2003      $    96          $   447          $     543
-------------------------------------------------------------------------

    As of April 27, 2003, assets classified as held for sale consisted of a building, machinery and equipment with an aggregate value of $484,000 and are included in other assets. Management is actively marketing these assets and anticipates the successful disposal of these assets.

    Fiscal 2001 CDF Restructuring

    During fiscal 2001 and continuing into fiscal 2002, the company undertook a restructuring plan in its upholstery fabric segment which involved (1) the consolidation of certain fabric manufacturing capacity within the Culp Decorative Fabrics (CDF) division, (2) closing one of the company's four yarn manufacturing plants within the Culp Yarn division, (3) an extensive reduction in selling, general and administrative expenses including the termination of 110 employees and (4) a comprehensive SKU reduction initiative related to finished goods and raw materials in CDF. The 2001 charge from the restructuring and related costs was $7.4 million, approximately $3.4 million of which represented non-cash items, including $2.5 million in impairment of property, plant and equipment and $874,000 in inventory write-downs. Of the total charge, $5.6 million was recorded in restructuring expense in the 2001 Consolidated Statement of Income (Loss); and $874,000, related to inventory write-downs, and $931,000, related to equipment relocation costs, were recorded in cost of sales in the 2001 Consolidated Statement of Income (Loss). The 2002 charge from restructuring and related expenses was $2.5 million, approximately $160,000 of which represented the non-cash impairment of property, plant and equipment. Of the total charge, $1.3 million was included in restructuring expense in the 2002 Consolidated Statement of Income (Loss), and $1.2 million, related to equipment relocation costs, was recorded in cost of sales in the 2002 Consolidated Statement of Income
    (Loss).

    During fiscal 2003, as a result of management's continual evaluation of the restructuring accrual, the reserve was reduced $275,000 to reflect current estimates of future health care claims and increased $276,000 to reflect current estimates of remaining lease expenses, property taxes, insurance and other exit costs.

    The following summarizes the activity in the restructuring accrual (dollars in thousands):

-------------------------------------------------------------------------
                             Employee          Lease
                            Termination   Termination and
                             Benefits     Other Exit Costs        Total
-------------------------------------------------------------------------

Accrual established in
fiscal 2001                  $  969           $  2,116          $  3,085

Paid in fiscal 2001            (491)              (211)             (702)
-------------------------------------------------------------------------

Balance April 29, 2001       $  478           $  1,905          $  2,383
-------------------------------------------------------------------------
Additions in fiscal 2002        925                218             1,143

Paid in fiscal 2002            (891)            (1,632)           (2,523)
-------------------------------------------------------------------------

Balance April 28, 2002       $  512           $    491          $  1,003
-------------------------------------------------------------------------
Adjustments in fiscal 2003     (275)               276                 1

Paid in fiscal 2003            (202)              (591)             (793)
-------------------------------------------------------------------------
Balance April 27, 2003       $   35           $    176          $    211
-------------------------------------------------------------------------

    As of April 27, 2003, there were no assets classified as held for sale related to the fiscal 2001 CDF restructuring.

3.  ACCOUNTS RECEIVABLE
    A summary of accounts receivable follows:


                                                     April 27,  April 28,
    (dollars in thousands)                             2003        2002
------------------------------------------------------------------------
    customers                                     $  34,580      46,886
    allowance for doubtful accounts                  (1,558)     (2,465)
    reserve for returns and allowances                 (763)     (1,055)
------------------------------------------------------------------------
                                                  $  32,259      43,366
------------------------------------------------------------------------

    A summary of the activity in the allowance for doubtful accounts follows:

    (dollars in thousands)                             2003        2002
------------------------------------------------------------------------
    beginning balance                             $  (2,465)     (1,282)
    provision for bad debt                              570      (4,172)
    net write-offs                                      337       2,989
------------------------------------------------------------------------
    ending balance                                $  (1,558)     (2,465)
------------------------------------------------------------------------


4.  INVENTORIES
    A summary of inventories follows:


                                                   April 27,   April 28,
    (dollars in thousands)                            2003        2002
------------------------------------------------------------------------
    inventories on the FIFO cost method
       raw materials                              $  23,269      27,081
       work-in-process                                2,917       3,830
       finished goods                                23,366      27,233
------------------------------------------------------------------------
          total inventories on the FIFO
             cost method                             49,522      58,144
    adjustments of certain inventories
       to the LIFO cost method                            0        (245)
------------------------------------------------------------------------
                                                  $  49,522      57,899
------------------------------------------------------------------------

5.  PROPERTY, PLANT AND EQUIPMENT
    A summary of property, plant and equipment follows:

                             depreciable lives      April 27,   April 28,
    (dollars in thousands)          (in years)         2003        2002
------------------------------------------------------------------------
    land and improvements                  10      $   2,244       2,213
    buildings and improvements           7-40         32,791      30,325
    leasehold improvements               7-10          1,435       2,537
    machinery and equipment              3-12        171,087     175,972
    office furniture and equipment       3-10          9,868      11,370
    capital projects in progress                       1,893         987
------------------------------------------------------------------------
                                                     219,318     223,404
    accumulated depreciation                        (134,356)   (133,632)
------------------------------------------------------------------------
                                                   $  84,962      89,772
------------------------------------------------------------------------

   The company incurred total capital expenditures of $12,229,000, $4,729,000 and $8,050,000 in the fiscal years 2003, 2002 and 2001, respectively. The non-cash portion of these capital expenditures representing vendor financing totaled $5,366,000, $1,363,000 and $1,951,000 in the fiscal years 2003, 2002 and 2001, respectively.

   In connection with the fiscal 2003 CDF restructuring (see note 2), machinery and equipment with a carrying value of $3.0 million was written down to its net realizable value of $166,000 and reclassified to assets held for sale. In connection with the wet printed flock restructuring in fiscal 2002 (see note 2), property, plant and equipment with a carrying value of $9.9 million was written down to its net realizable value of approximately $2.3 million and reclassified to assets held for sale. Assets held for sale are included in the other assets line item in the consolidated balance sheets. As of April 27, 2003, the total carrying value of these assets is $650,000.


6.  GOODWILL
    A summary of the change in the carrying amount of goodwill follows:

    (dollars in thousands)                              2003        2002
---------------------------------------------------------------------------
    beginning balance                              $  47,083       $48,478
    amortization                                           0        (1,395)
    impairment charge                                (37,580)            0
    adjustment to cost of acquired business             (263)            0
---------------------------------------------------------------------------
    ending balance                                 $   9,240       $47,083
---------------------------------------------------------------------------

As further discussed in notes 1 and 19, the company ceased recording goodwill amortization and recorded a goodwill impairment charge as a result of the initial adoption of SFAS 142, Goodwill and Other Intangible Assets, effective April 29, 2002.

7.  ACCOUNTS PAYABLE
    A summary of accounts payable follows:

                                                     April 27,   April 28,
    (dollars in thousands)                              2003        2002
--------------------------------------------------------------------------
    accounts payable - trade                       $  14,389      22,947
    accounts payable - capital expenditures            5,485       1,380
--------------------------------------------------------------------------
                                                   $  19,874      24,327
--------------------------------------------------------------------------

8.  ACCRUED EXPENSES
    A summary of accrued expenses follows:

                                                      April 27,   April 28,
    (dollars in thousands)                              2003        2002
--------------------------------------------------------------------------
    compensation, commissions and related benefits $   9,683       10,122
    interest                                             763        1,111
    other                                              3,625        5,227
--------------------------------------------------------------------------
                                                   $  14,071       16,460
--------------------------------------------------------------------------

9.  INCOME TAXES
    Total income taxes (benefits) were allocated as follows:

    (dollars in thousands)                         2003        2002        2001
--------------------------------------------------------------------------------
    income from continuing operations          $ (1,557)     (2,700)     (4,097)
    cumulative effect of accounting change       13,429           0           0
    shareholders' equity, related to
      the tax benefit arising from the
      exercise of stock options                    (402)       (145)          0
--------------------------------------------------------------------------------
                                               $ 11,470      (2,845)     (4,097)
--------------------------------------------------------------------------------

    Income tax expense (benefit) attributable to income from continuing operations consists of:

    (dollars in thousands)                    2003        2002        2001
---------------------------------------------------------------------------
    current
      federal                               $  350      (2,655)       (315)
      state                                     25           0          11
      Canadian                                 575       1,407       1,601
---------------------------------------------------------------------------
                                               950      (1,248)      1,297
---------------------------------------------------------------------------
    deferred
      federal                               (2,298)       (635)     (4,565)
      state                                   (300)       (600)       (905)
      Canadian                                  91        (217)         76
---------------------------------------------------------------------------
                                            (2,507)     (1,452)     (5,394)
---------------------------------------------------------------------------
                                           $(1,557)     (2,700)     (4,097)
---------------------------------------------------------------------------

    Income before income taxes related to the company's Canadian operation for the years ended April 27, 2003, April 28, 2002, and April 29, 2001 was $2,300,000, $4,000,000 and $4,400,000, respectively.

    The following schedule summarizes the principal differences between income taxes (benefits) at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

                                                 2003        2002       2001
------------------------------------------------------------------------------
    federal income tax rate                     (35.0)%     (35.0)%    (35.0)%
    state income taxes, net of federal
      income tax benefit                         (7.8)       (6.3)      (4.7)
    extraterritorial income or
      foreign sales corporation benefit          (2.3)       (0.8)      (0.4)
    adjustment to estimated income tax accruals (19.6)        0.0        0.0
    gains on life insurance contracts             0.0         0.0        5.0
    other                                        (3.2)       (1.9)       2.1
------------------------------------------------------------------------------
                                                (67.9)%     (44.0)%    (33.0)%
------------------------------------------------------------------------------

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:

    (dollars in thousands)                        2003        2002
-------------------------------------------------------------------
    deferred tax assets:
       accounts receivable                   $     799       1,188
       inventories                               2,427       2,904
       goodwill                                  7,611      (4,701)
       compensation                                740         783
       liabilities and reserves                  3,717       1,705
       alternative minimum tax                   1,320       1,416
       net operating loss carryforwards          5,520       3,878
-------------------------------------------------------------------
          gross deferred tax assets             22,134       7,173
          valuation allowance                        0           0
-------------------------------------------------------------------
          total deferred tax assets             22,134       7,173
-------------------------------------------------------------------
    deferred tax liabilities:
       property, plant and equipment, net      (12,853)    (13,783)
       other                                      (829)       (875)
-------------------------------------------------------------------
          total deferred tax liabilities       (13,682)    (14,658)
-------------------------------------------------------------------
                                             $   8,452      (7,485)
-------------------------------------------------------------------

    At April 27, 2003, the company had an alternative minimum tax credit carryforward of approximately $1,320,000 for federal income tax purposes. Federal and state net operating loss carryforwards with related tax benefits of $5,520,000 at April 27, 2003 expire in varying amounts through fiscal 2023. The company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the existing deferred tax assets.

    Income tax refunds, net of income tax payments, were $1,470,000 in 2003, $2,280,000 in 2002 and $369,000 in 2001.

10. LONG-TERM DEBT
    A summary of long-term debt follows:


                                              April 27,    April 28,
    (dollars in thousands)                        2003        2002
--------------------------------------------------------------------
    unsecured term notes                     $  75,000      75,000
    industrial revenue bonds                         0      30,612
    canadian government loan                     1,500       1,852
    obligation to sellers                            0       1,020
--------------------------------------------------------------------
                                                76,500     108,484
    current maturities                            (500)     (1,483)
--------------------------------------------------------------------
                                             $  76,000     107,001
--------------------------------------------------------------------

    In August 2002, the company entered into an agreement with its principal bank lender that provides for a revolving loan commitment of $15.0 million, including letters of credit up to $2.5 million. Borrowings under the credit facility generally bear interest at the London Interbank Offered Rate plus an adjustable margin based upon the company's debt/EBITDA ratio, as defined by the agreement. As of April 27, 2003, there were $354,000 in outstanding letters of credit in support of inventory purchases and no borrowings outstanding under the agreement. Letter of credit and commitment fees are also determined by the company's debt/EBITDA ratio, as defined by the agreement. The credit facility expires in August 2004.

    The unsecured term notes have an average remaining term of 5 years. The principal payments become due from March 2006 to March 2010. Interest is payable semi-annually at a fixed coupon rate of 7.76%.

    The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At April 27, 2003, the company was in compliance with these financial covenants.

    The principal payment requirements of long-term debt during the next five years are: 2004 - $500,000; 2005 - $500,000; 2006 - $11,500,000; 2007 -
    $11,000,000; and 2008 - $31,000,000.

    Interest paid during 2003, 2002 and 2001 totaled $7,058,000, $8,199,000, and $8,950,000, respectively.

11. COMMITMENTS AND CONTINGENCIES

    The company leases certain office, manufacturing and warehouse facilities and equipment, primarily computers and vehicles, under noncancellable operating leases. Lease terms related to real estate range from one to ten years with renewal options for additional periods ranging from two to ten years. The leases generally require the company to pay real estate taxes, maintenance, insurance and other expenses. Rental expense for operating leases was $5,673,000 in 2003; $6,605,000 in 2002; and
    $7,907,000 in 2001. Future minimum rental commitments for noncancellable operating leases are $4,900,000 in 2004; $3,791,000 in 2005; $2,260,000
    in 2006; $1,293,000 in 2007; $1,065,000 in 2008; and $112,000 in later years. Management expects that in the normal course of business, these leases will be renewed or replaced by other operating leases.

    The company is involved in legal proceedings and claims which have arisen in the ordinary course of its business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

    The company has outstanding capital expenditure commitments of approximately $6.1 million as of April 27, 2003.

12.   STOCK OPTION PLANS

    The company has a fixed stock option plan under which options to purchase common stock may be granted to officers, directors and key employees. At April 27, 2003, 893,375 shares of common stock were authorized for issuance under the plan. Of this total, 117,875 remain available for grant. Options are generally exercisable from one to five years after the date of grant and generally expire five to ten years after the date of grant.

    No compensation cost has been recognized for this stock option plan as options are granted at an option price not less than fair market value at the date of grant.


    A summary of the status of the plan as of April 27, 2003, April 28, 2002 and April 29, 2001 and changes during the years ended on those dates is presented below:

                                               2003               2002              2001
-------------------------------------------------------------------------------------------
                                             Weighted-          Weighted-         Weighted-
                                              Average            Average           Average
                                             Exercise           Exercise          Exercise
                                     Shares    Price    Shares    Price    Shares   Price
-------------------------------------------------------------------------------------------
Outstanding at beginning
   of year                          922,875  $ 7.73    788,926  $ 8.87    661,114   $ 9.98
Granted                                   0       0    290,375    4.07    130,250     3.11
Exercised                          (145,375)   6.74    (91,426)   4.45     (2,438)    2.82
Canceled/expired                     (2,000)   9.00    (65,000)   9.86          0        O
-------------------------------------------------------------------------------------------
Outstanding at end of year          775,500    7.91    922,875    7.73    788,926     8.87
-------------------------------------------------------------------------------------------
Options exercisable at
   year-end                         475,250   10.21    491,625   10.64    549,926    10.41
Weighted-average fair
   value of options granted
   during the year                    $0.00              $2.14              $1.60
-------------------------------------------------------------------------------------------

                              Options Outstanding                     Options Exercisable
-------------------------------------------------------------------------------------------
                     Number      Weighted-Avg.                      Number
Range of           Outstanding     Remaining       Weighted-Avg.  Exercisable   Weighted-Avg.
Exercise Prices    at 4/27/03   Contractual Life  Exercise Price  at 4/27/03   Exercise Price
-------------------------------------------------------------------------------------------
$  3.03 - $  3.05     106,250       3.3 years       $   3.03         48,750       $  3.03
$  4.00 - $  7.50     271,125       3.4                 4.26         60,375          4.82
$  7.63 - $  7.63     112,000       5.4                 7.63         80,000          7.63
$  7.75 - $ 12.75     180,500       2.5                10.29        180,500         10.29
$ 13.34 - $ 20.94     105,625       4.0                18.43        105,625         18.43
-------------------------------------------------------------------------------------------
                      775,500       3.5             $   7.91        475,250       $ 10.21
-------------------------------------------------------------------------------------------

    During fiscal 1995, the company adopted a stock option plan which provided for the one-time grant to officers and certain senior managers of options to purchase 121,000 shares of the company's common stock at $.05 (par value) per share. As of April 27, 2003, the 1,000 options outstanding under the plan have exercise prices of $0.05 and a weighted-average remaining contractual life of 0.7 years. Options exercised during fiscal 2003, 2002 and 2001 were 50,500, 7,000 and 0, respectively. As all outstanding options under this plan have been fully vested, no compensation expense was recorded in fiscal 2003, 2002 and 2001.

    During September 1997, the company's shareholders approved the 1997 option plan which provides for the one-time grant to certain officers and senior managers of options to purchase 106,000 shares of the company's common stock at $1.00 per share. Options under the plan are generally exercisable on January 1, 2006. As of April 27, 2003, the 89,000 options outstanding under the plan have exercise prices of $1.00 and a weighted-average remaining contractual life of 3.7 years. Options exercised during fiscal 2003, 2002 and 2001 were 0, 0, and 10,000, respectively. During fiscal 2003, 2002 and 2001, the compensation expense recorded under the plan was $210,000, $144,000 and $360,000, respectively.

    During September 2002, the company's shareholders approved the 2002 option plan under which options to purchase up to 1,000,000 shares of common stock may be granted to officers, directors and key employees. At April 27, 2003, 1,000,000 shares of common stock were authorized for issuance under the plan. Of this total, 906,750 remain available for grant. Options of 93,250 granted during fiscal 2003 have a weighted-average exercise price of $13.43, a weighted-average fair value of $7.29 and a weighted-average remaining contractual life of 4.8 years. Options are generally exercisable from one to four years after the date of grant and generally expire five to ten years after the date of grant. No compensation cost has been recognized for this stock option plan as options are granted under the plan at an option price not less than the fair market value at the date of grant.

    Had compensation cost for the fixed stock option plan with 775,500 options outstanding at April 27, 2003 and the 1997 and 2002 stock-based compensation plans been determined consistent with SFAS No. 123, the company's net loss, basic loss per share and diluted loss per share would have been changed to the pro forma amounts indicated below:

    (in thousands, except per share data)     2003        2002         2001
--------------------------------------------------------------------------------
    Net loss                As reported    $(24,887)      (3,440)     (8,311)
                            Pro forma       (25,045)      (3,722)     (8,548)
--------------------------------------------------------------------------------
    Net loss per            As reported    $  (2.17)       (0.31)      (0.74)
      share, basic          Pro forma         (2.19)       (0.33)      (0.76)
--------------------------------------------------------------------------------
    Net loss per            As reported    $  (2.17)       (0.31)      (0.74)
      share, diluted        Pro forma         (2.19)       (0.33)      (0.76)
--------------------------------------------------------------------------------

    The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of 0%, 0% and 0%; risk-free interest rates of 4.2%, 4.8% and 4.6%; expected volatility of 78%, 62% and 54%; and expected lives of 4 years, 5 years and 4 years.

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

    The company uses foreign exchange option and forward contracts to manage the exposure related to forecasted purchases of inventories denominated in the EURO. The company utilizes cash flow hedge accounting for these contracts. At April 27, 2003, there were no contacts outstanding.

    The company also uses foreign exchange option and forward contracts to manage the exposure related to firm commitments to purchase fixed assets denominated in the EURO. The company has chosen not to utilize hedge accounting for these contracts, and accordingly changes in the fair value of these contracts are recorded currently in earnings. At April 27, 2003, the company had outstanding foreign exchange option and forward contracts to purchase a total of 2.9 million EURO.

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

        (in thousands)                          2003         2002        2001
--------------------------------------------------------------------------------
    Weighted-average common
          shares outstanding, basic            11,462       11,230      11,210
    Effect of dilutive stock options                0            0           0
--------------------------------------------------------------------------------
    Weighted-average common
          shares outstanding, diluted          11,462       11,230      11,210
--------------------------------------------------------------------------------

    Options to purchase 413,844 shares, 608,750 shares, and 769,926 shares of common stock were not included in the computation of diluted net income
    (loss) per share for fiscal 2003, 2002 and 2001, respectively, because the exercise price of the options was greater than the average market price of the common shares. Options to purchase 556,031 shares, 465,625 shares, and 177,500 shares were not included in the computation of diluted net income (loss) per share for fiscal 2003, 2002 and 2001, respectively, because the company incurred a net loss for each of these fiscal years.

15. BENEFIT PLANS

    The company has a defined contribution plan which covers substantially all employees and provides for participant contributions on a pre-tax basis and discretionary matching contributions by the company, which are determined annually. Company contributions to the plan were $1,799,000 in 2003; $1,979,000 in 2002; and $2,301,000 in 2001.

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

    International sales, of which 87%, 91% and 91% were denominated in U.S. dollars in 2003, 2002 and 2001, respectively, accounted for 12%, 14% and 19% of net sales in 2003, 2002 and 2001, respectively and are summarized by geographic area as follows:

    (dollars in thousands)                     2003        2002        2001
------------------------------------------------------------------------------
    North America (excluding USA)            $  30,375      32,033      34,049
    Far East and Asia                            4,926      10,703      15,497
    All other areas                              4,577      10,765      28,278
------------------------------------------------------------------------------
                                             $  39,878      53,501      77,824
------------------------------------------------------------------------------

    One customer represented approximately 14%, 13% and 11% of consolidated net sales for 2003, 2002 and 2001, respectively. Company assets located outside North America are not material for any of the three years presented.

    The company internally manages and reports selling, general and administrative expenses, interest expense, interest income, other expense and income taxes on a total company basis. Thus, profit by business segment represents gross profit. In addition, the company internally manages and reports cash and cash equivalents, short-term investments, other current assets and other assets on a total company basis. Thus, identifiable assets by business segment represent accounts receivable, inventories, property, plant and equipment and goodwill.

    Sales and gross profit for the company's operating segments are as follows:

    (dollars in thousands)                     2003        2002        2001
------------------------------------------------------------------------------
    Net sales
        Upholstery Fabrics                   $ 240,096     277,272     305,512
        Mattress Ticking                        99,550     105,302     105,097
------------------------------------------------------------------------------
                                             $ 339,646     382,574     410,609
------------------------------------------------------------------------------

    Gross profit
        Upholstery Fabrics                   $  34,738      33,648      29,511
        Mattress Ticking                        22,835      29,209      26,476
------------------------------------------------------------------------------
                                             $  57,573      62,857      55,987
------------------------------------------------------------------------------

    Identifiable assets, including accounts receivable, inventories, property, plant and equipment and goodwill, for the company's operating segments are as follows:

    (dollars in thousands)                     2003        2002        2001
------------------------------------------------------------------------------
    Identifiable Assets
        Upholstery Fabrics                   $ 124,889     182,316     47,129(1)
        Mattress Ticking                        51,124      55,804     12,868(1)
------------------------------------------------------------------------------
                                             $ 176,013     238,120     59,997
------------------------------------------------------------------------------
    (1) Includes inventory only for 2001. Inventory by operating segment for fiscal 2003: $37,538 for Upholstery Fabrics and $12,014 for Mattress Ticking. Inventory by operating segment for fiscal 2002: $44,453 for Upholstery Fabrics and $13,446 for Mattress Ticking.

17. RELATED PARTY TRANSACTIONS

    A director of the company is also an officer and director of a major customer of the company. The amount of sales to this customer was approximately $47,593,000 in 2003; $48,418,000 in 2002; and $45,230,000
    in 2001. The amount due from this customer at April 27, 2003 was approximately $2,690,000 and at April 28, 2002 was approximately $2,177,000.

    Rents paid to entities owned by certain shareholders and officers of the company and their immediate families were approximately $708,000 in 2003, $726,000 in 2002 and $695,000 in 2001.

18.   COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) is the total of net income (loss) and other changes in equity, except those resulting from investments by shareholders and distributions to shareholders not reflected in net income (loss).

    A summary of comprehensive loss follows:

    (dollars in thousands)                     2003        2002        2001
------------------------------------------------------------------------------
    Net loss                               $ (24,887)    (3,440)       (8,311)
    Gain (loss) on foreign exchange
      options, net of taxes:
      Net changes in fair value                    0          7             0
      Net gains reclassified into earnings        (7)         0             0
------------------------------------------------------------------------------
                                           $ (24,894)    (3,433)       (8,311)
------------------------------------------------------------------------------

19.     RECENTLY ADOPTED ACCOUNTING STANDARDS

    The company adopted SFAS 142, Goodwill and Other Intangible Assets, effective April 29, 2002. SFAS No. 142 requires that goodwill no longer be amortized and that goodwill be tested for impairment by comparing each reporting unit's carrying value to its fair value. SFAS No. 142 requires that any goodwill impairment loss recognized as a result of initial application be reported as a change in accounting principle, and that the income per share effects of the accounting change be separately disclosed.

    As required by the standard, the company ceased recording goodwill amortization for fiscal 2003. The following table reconciles fiscal 2002 and fiscal 2001 net (loss) to its amount adjusted to exclude goodwill:

    (dollars in thousands, except per share data)       2002           2001
------------------------------------------------------------------------------
    Reported  net loss                            $    (3,440)       (8,311)
    Goodwill amortization, net of tax                     921           935
    Adjusted net loss                                  (2,519)       (7,376)
------------------------------------------------------------------------------
    Basic
    Reported net loss per share                          (.31)         (.74)
    Adjusted net loss per share                          (.22)         (.66)
------------------------------------------------------------------------------
    Diluted
    Reported net loss per share                          (.31)         (.74)
    Adjusted net loss per share                          (.22)         (.66)
------------------------------------------------------------------------------
    For the initial application of SFAS No. 142, an independent business valuation specialist was engaged to assist the company in the determination of the fair market value of Culp Decorative Fabrics (CDF), one of the company's three divisions within the upholstery segment, because of the significance of the goodwill associated with the division and due to its operating performance for fiscal 2002 and 2001. The fair value of the CDF division determined using several different methods, including comparable companies, comparable transactions and discounted cash flow analysis, was less than the carrying value. Accordingly, the company recorded a goodwill impairment charge of $37.6 million ($24.2 million net of taxes of $13.4 million), or $2.11 per share diluted, related to the goodwill associated with the CDF division. After the goodwill impairment charge, the company's remaining goodwill relates to the following divisions: Culp Decorative Fabrics - $4.4 million, Culp Yarn - $700,000 and Culp Home Fashions - $4.1 million.

    The company updated its goodwill impairment test as of April 27, 2003. This updated impairment test, which was prepared by an independent business valuation specialist, did not indicate any further impairment of goodwill. The determination of fair value involves considerable estimation and judgment. In particular, determining the fair value of a business unit involves, among other things, developing forecasts of future cash flows and appropriate discount rates. Although the company believes it has based the impairment testing on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results. As a result of a continuing difficult business environment, there is a potential for further impairment of the goodwill related to Culp Decorative Fabrics.

20. RECENTLY ISSUED ACCOUNTING STANDARDS

    In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN No. 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the interpretation. FIN 46 expands existing accounting guidance regarding when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created before February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003. The application of this interpretation is not expected to have a material effect on the company's financial position, results of operations or cash flows.

    In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies the discussion around initial net investment and when a derivative contains a financing component, and amends the definition of the term underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. In addition, SFAS No. 149 also incorporates certain Derivative Implementation Group Implementation Issues. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance is applied to hedging relationships on a prospective basis.

SELECTED QUARTERLY DATA

                                          fiscal     fiscal     fiscal      fiscal      fiscal      fiscal     fiscal     fiscal
(amounts in thousands, except per          2003       2003       2003        2003        2002        2002       2002       2002
   share amounts)                    4th quarter 3rd quarter 2nd quarter 1st quarter 4th quarter 3rd quarter 2nd quarter 1st quarter
----------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
   net sales                             $ 90,406    79,492     83,740     86,008     108,586      90,749      96,591     86,648
   cost of sales                           74,218    65,704     69,997     72,154      85,568      77,241      81,049     75,859
----------------------------------------------------------------------------------------------------------------------------------
      gross profit                         16,188    13,788     13,743     13,854      23,018      13,508      15,542    10,789
   SG & A expenses                         10,324     9,798      9,481     10,437      14,236      11,038      11,550    11,235
   goodwill amortization                        0         0          0          0         349         349         349       348
   restructuring expense and asset
    impairments                               (25)     (354)    13,360          0       9,065           0           0     1,303
----------------------------------------------------------------------------------------------------------------------------------
      income (loss) from operations         5,889     4,344     (9,098)     3,417        (632)      2,121       3,643    (2,097)
   interest expense                         1,392     1,665      1,676      1,903       2,056       1,820       1,963     2,068
   interest income                           (182)     (143)      (121)      (150)        (77)        (42)        (34)      (23)
   other expense                              160       192        242        211         718          86         416       224
----------------------------------------------------------------------------------------------------------------------------------
      income (loss) before income taxes     4,519     2,630    (10,895)     1,453      (3,329)        257       1,298    (4,366)
   income taxes                             1,247       963     (4,305)       538      (1,744)         87         441    (1,484)
----------------------------------------------------------------------------------------------------------------------------------
   income (loss) before cumulative
     effect of  accounting change           3,272     1,667     (6,590)       915      (1,585)        170         857    (2,882)
   cumulative effect of accounting
     change, net of income taxes                0         0          0    (24,151)          0           0           0         0
----------------------------------------------------------------------------------------------------------------------------------
        net income (loss)                   3,272     1,667     (6,590)   (23,236)     (1,585)        170         857    (2,882)
----------------------------------------------------------------------------------------------------------------------------------
   depreciation                             3,436     3,415      3,498      3,641       4,060       4,344       4,397     4,473
----------------------------------------------------------------------------------------------------------------------------------
   weighted average shares outstanding     11,496    11,485     11,483     11,383      11,255      11,221      11,221    11,221
   weighted average shares outstanding,
      assuming dilution                    11,616    11,714     11,483     11,765      11,255      11,304      11,281    11,221
----------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
  basic income (loss) per share:
   income (loss) before cumulative effect
     of accounting change                $   0.28      0.15      (0.57)      0.08       (0.14)       0.02        0.08    (0.26)
   cumulative effect of accounting change       0         0          0      (2.12)          0           0           0        0
----------------------------------------------------------------------------------------------------------------------------------
   net income (loss)                         0.28      0.15      (0.57)     (2.04)      (0.14)       0.02        0.08    (0.26)
----------------------------------------------------------------------------------------------------------------------------------
   diluted income (loss) per share:
   income (loss) before cumulative
     effect of accounting change         $   0.28      0.14      (0.57)      0.08       (0.14)       0.02        0.08    (0.26)
   cumulative effect of accounting change       0         0          0      (2.12)          0           0           0        0
   net income (loss)                         0.28      0.14      (0.57)     (2.04)      (0.14)       0.02        0.08    (0.26)
----------------------------------------------------------------------------------------------------------------------------------
   book value                                8.33      8.02       7.87       8.45       10.52       10.62       10.68    10.59
----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
   operating working capital (5)         $ 61,937    64,063     68,492     70,762      76,938      84,233      84,346   86,586
   property, plant and equipment, net      84,962    85,396     85,049     89,201      89,772     102,547     105,697  109,417
   total assets                           218,153   236,753    235,598    235,959     287,713     276,781     283,817  281,058
   capital expenditures                     3,153     3,748      2,258      3,070       1,336       1,105         686    1,602
   long-term debt (1)                      76,500    96,141     96,558     96,533     108,484     110,087     110,583  110,652
   shareholders' equity                    95,765    92,075     90,326     97,007     119,065     120,013     119,838  118,809
   capital employed (3)                   172,265   188,216    186,884    193,540     227,549     230,999     230,421  229,461
----------------------------------------------------------------------------------------------------------------------------------
RATIOS & OTHER DATA
   gross profit margin                      17.9%     17.3%      16.4%      16.1%       21.2%       14.9%       16.1%     12.5%
   operating income (loss) margin             6.5       5.5     (10.9)        4.0       (0.6)        2.3         3.8      (2.4)
   net income (loss) margin before
     cumulative effect of accounting change   3.6       2.1      (7.9)        1.1       (1.5)        0.2         0.9      (3.3)
   effective income tax rate                 27.6      36.6      39.5        37.0        2.4        34.0        34.0      34.0
   long-term debt-to-total capital ratio (1) 44.4      51.1      51.7        49.9       47.7        47.8        48.0      48.2
   operating working capital turnover (5)     5.0       4.9       4.8         4.7        4.5         4.2         4.1       4.1
   days sales in receivables                   32        34        36          34         36          43          47        51
   inventory turnover                         5.8       4.9       4.9         4.9        5.8         5.1         5.4       5.1
------------------------------------------------------------------------------------------------------------------------------------
STOCK DATA
   stock price
      high                                $  8.10      9.97     14.95       17.89      10.74        5.10        4.15      4.75
      low                                    3.75      6.21      3.81        8.00       5.60        2.12        2.38      3.20
      close                                  5.00      7.19      6.50       11.40       9.30        5.01        2.60      3.95
   P/E ratio (2)
      high  (4)                               N.M       N.M       N.M         N.M        N.M         N.M         N.M       N.M
      low (4)                                 N.M       N.M       N.M         N.M        N.M         N.M         N.M       N.M
   daily average trading volume (shares)     65.5      59.9      97.4       145.5       59.7        17.0        15.6       9.1
------------------------------------------------------------------------------------------------------------------------------------
(1)   Long-term debt includes long- and short-term debt
(2)   P/E ratios based on trailing 12-month net income (loss) per share
(3)   Capital employed includes long-term debt and shareholders' equity
(4)   N.M - Not meaningful
(5)   Operating working capital for this calculation is accounts receivable, inventories and accounts payable

            ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                       ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the three years ended April 27, 2003 and any subsequent interim periods, there were no changes of accountants and/or disagreements on any matters of accounting principles or practices or financial statement disclosures.

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

                       ITEM 14: CONTROLS AND PROCEDURES

Within 90 days of the filing of this report, the company conducted a review and evaluation of its disclosure controls and procedures, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer. Based upon this review, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed is recorded, processed, summarized, and reported in a timely manner .

There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, nor were there any significant deficiencies or material weaknesses in the controls which required corrective action.

                                    PART IV

               ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

a)    DOCUMENTS FILED AS PART OF THIS REPORT:

      1.    Consolidated Financial Statements

            The following consolidated financial statements of Culp, Inc. and its subsidiaries are filed as part of this report.

                                                           Page of Annual
                                                              Report on
Item                                                          Form 10-K
----                                                          ---------
Consolidated Balance Sheets - April 27, 2003 and................. 32
   April 28, 2002

Consolidated Statements of Income (Loss) -
  for the years ended April 27, 2003,
  April 28, 2002, and April 29, 2001 ............................ 33

Consolidated Statements of Shareholders' Equity -
 for the years ended April 27, 2003,
  April 28, 2002, and April 29, 2001............................. 34

Consolidated Statements of Cash Flows -
 for the years ended April 27, 2003,
  April 28, 2002, and April 29, 2001............................. 35

Consolidated Notes to Financial Statements....................... 36

Report of Independent Auditors .................................. 31


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


     3(i) Articles of Incorporation of the company, as amended, were filed as Exhibit 3(i) to the company's Form 10-Q for the quarter ended July 28, 2002, filed September 11, 2002, and are incorporated herein by reference.

     3(ii) Restated and Amended Bylaws of the company, as amended June 12, 2001, were filed as Exhibit 3(ii) to the company's Form 10-Q for the quarter ended July 29, 2001, filed September 12, 2001, and are incorporated herein by reference.

     10(a) Lease Agreement, dated January 19, 1990, with Phillips Interests, Inc. was filed as Exhibit 10(g) to the company's Form 10-K for the year ended April 29, 1990, filed on July 25, 1990, and is incorporated herein by reference.

     10(b) Management Incentive Plan of the company, dated August 1986 and amended July 1989, filed as Exhibit 10(o) to the company's Form 10-K for the year ended May 3, 1992, filed on August 4, 1992, and is incorporated herein by reference. (*)

     10(c) Lease Agreement, dated September 6, 1988, with Partnership 74 was filed as Exhibit 10(h) to the company's Form 10-K for the year ended April 28, 1991, filed on July 25, 1991, and is incorporated herein by reference.

     10(d) First Amendment of Lease Agreement dated July 27, 1992 with Partnership 74 Associates was filed as Exhibit 10(n) to the company's Form 10-K for the year ended May 2, 1993, filed on July 29, 1993, and is incorporated herein by reference.

     10(e) Second Amendment of Lease Agreement dated June 15, 1994 with Partnership 74 Associates was filed as Exhibit 10(v) to the company's Form 10-Q for the quarter ended October 29, 1995, filed on December 12, 1995, and is incorporated herein by reference.

     10(f) Second Amendment of Lease Agreement dated April 16, 1993, with Partnership 52 Associates was filed as
                Exhibit 10(l) to the company's Form 10-K for the year ended May 2, 1993, filed on July 29, 1993, and is incorporated herein by reference.

     10(g) 1993 Stock Option Plan was filed as Exhibit 10(o) to the company's Form 10-K for the year ended May 2, 1993, filed on July 29, 1993, and is incorporated herein by reference. (*)

     10(h) Amendments to 1993 Stock Option Agreement dated September 26, 2000. This amendment was filed as Exhibit 10(rr) to the company's Form 10-Q for the quarter ended October 29, 2000, and is incorporated herein by reference. (*)

     10(i) Performance-Based Stock Option Plan, dated June 21, 1994, was filed as Exhibit 10(bb) to the company's Form 10-K for the year ended April 30, 1995, filed on July 26, 1995, and is incorporated herein by reference. (*)

     10(j) Form of Note Purchase Agreement (providing for the issuance by Culp, Inc. of its $20 million 6.76% Series A Senior Notes due 3/15/08 and its $55 million 6.76% Series B Senior Notes due 3/15/10), each dated March 4, 1998, between Culp, Inc. and each of the following:

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

                This agreement was filed as Exhibit 10(ll) to the company's Form 10-K for the year ended May 3, 1998, filed on July 31, 1998, and is incorporated herein by reference.

     10(k) First Amendment, dated January 31, 2002 to Note Purchase Agreement (providing for the issuance by Culp, Inc. of its $20 million 6.76% Series A Senior Notes due 3/15/08 and its $55 million 6.76% Series B Senior Notes due 3/15/10), each dated March 4, 1998, between Culp, Inc. and each of the following:

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

     10(l) Rights Agreement, dated as of October 8, 1999, between Culp, Inc. and EquiServe Trust Company, N.A., as Rights Agent, including the form of Articles of Amendment with respect to the Series A Participating Preferred Stock included as Exhibit A to the Rights Agreement, the forms of Rights Certificate included as Exhibit B to the
                Rights Agreement, and the form of Summary of Rights included as Exhibit C to the Rights Agreement. The Rights Agreement was filed as Exhibit 99.1 to the company's Form 8-K dated October 12, 1999, and is incorporated herein by reference.

      10(m) Form of Change of Control and Noncompetition Agreement, each dated December 11, 2001, by and between the company and each of Robert G. Culp, III, Howard L. Dunn, Jr., Franklin N. Saxon, Kenneth M. Ludwig, and Rodney A. Smith. (*)

      10(n) 2002 Stock Option Plan was filed as Exhibit 10(a) to the company's Form 10-Q for the quarter ended January 26, 2003,
                filed  on March  12, 2003,   and  is  incorporated  herein
                by reference.(*)

      10(o) Amended and Restated Credit Agreement dated as of August 23, 2002 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 10(a) to the company's Form 10-Q for the quarter ended July 28, 2002, filed September 11, 2002, and is incorporated herein by reference.

      10(p) First Amendment to Amended and Restated Credit Agreement dated as of March 17, 2003 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank.

      10(q)     Second   Amendment   to  Amended   and   Restated   Credit
                Agreement dated as of June 3, 2003 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank.

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

      24(a)     Power of Attorney of Harry R. Culp, DDS, dated June 30, 2003

      24(b)     Power of Attorney of Howard L. Dunn, Jr., dated July 11, 2003

      24(c)     Power of Attorney of H. Bruce English, dated June 23, 2003

      24(d)     Power of Attorney of Patrick B. Flavin, dated June 30, 2003

      24(e)     Power of Attorney of Kenneth W. McAllister, dated June 23, 2003

      24(f)     Power of Attorney of Patrick H. Norton, dated June 30, 2003

      24(g)     Power of Attorney of Albert L. Prillaman, dated June 30, 2003

      99(a) Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

      99(b) Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

      99(c) Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

      99(d) Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.



b)    Reports on Form 8-K:

      The company filed the following report on Form 8-K during the quarter ended April 27, 2003:

      (1) Form 8-K, dated February 24, 2003, included under Item 5, Other Events, the company's press release for quarterly earnings and the financial information release relating to certain financial information for the quarter ended January 26, 2003.

c)    Exhibits:

      The exhibits to this Form 10-K are filed at the end of this Form 10-K immediately preceded by an index. A list of the exhibits begins on page 63 under the subheading "Exhibits Index."

d)    Financial Statement Schedules:

      See Item 15(a) (2)

                                SIGNATURES

            Pursuant  to  the  requirements  of  Section  13 of  the  Securities
Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of July 2003.

                        CULP, INC.
                        By /s/    Robert G. Culp, III
                                  -------------------
                                  Robert G. Culp, III
                                  (Chairman and Chief Executive Officer)

                        By: /s/   Franklin N. Saxon
                                  ------------------
                                  Franklin N. Saxon
                                  (Executive Vice President and Chief Financial and Accounting Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of July 2003.

/s/   Robert G. Culp, III           /s/   Patrick H. Norton *
      ----------------------              ------------------
      Robert G. Culp, III                 Patrick H. Norton
      (Chairman of the                    (Director)
      Board of Directors)

/s/   Franklin N. Saxon             /s/   Harry R. Culp *
      -----------------                   -------------
      Franklin N. Saxon                   Harry R. Culp
      (Director)                          (Director)

/s/   Howard L. Dunn, Jr.*          /s/   H. Bruce English*
      -------------------                 ----------------
      Howard L. Dunn, Jr.                 H. Bruce English
      (Director)                          (Director)

/s/   Patrick B. Flavin*            /s/   Albert L. Prilliman*
      -----------------                   -------------------
      Patrick B. Flavin                   Albert L. Prillaman
      (Director)                          (Director)

/s/   Kenneth W. McAllister*
      ---------------------
      Kenneth W. McAllister
      (Director)

* By Franklin N. Saxon, Attorney-in-Fact, pursuant to Powers of Attorney filed with the Securities and Exchange Commission.

                              EXHIBITS INDEX


Exhibit Number  Exhibit

      10(p) First Amendment to Amended and Restated Credit Agreement dated as of March 17, 2003 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank.

      10(q) Second Amendment to Amended and Restated Credit Agreement dated as of June 3, 2003 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank.

      21        List of subsidiaries of the company

      23(a) Consent of Independent Public Auditors in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 33-13310, 33-37027, 33-80206, 33-62843, 333-27519, 333-59512,
                333-59514 and 333-101850), dated March 20, 1987, September  18,
                1990, June 13, 1994, September 22, 1995, May 21, 1997, April 25,
                2001,  April 25, 2001 and December 12, 2002.

      24(a)     Power of Attorney of Harry R. Culp, DDS, dated June 30, 2003

      24(b)     Power of Attorney of Howard L. Dunn, Jr., dated July  11, 2003

      24(c)     Power of Attorney of H. Bruce English, dated June 23, 2003

      24(d)     Power of Attorney of Patrick B. Flavin, dated June 30, 2003

      24(e)     Power of Attorney of Kenneth W. McAllister, dated June 23, 2003

      24(f)     Power of Attorney of Patrick H. Norton, dated June 30, 2003

      24(g)     Power of Attorney of Albert L. Prillaman, dated June 30, 2003

      99(a) Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

      99(b) Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

      99(c) Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

      99(d) Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.