Form 10-Q
period 2003-08-03
CULP INC
filed 2003-09-17
CIK 723603

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 3, 2003

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

                                YES X    NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                YES      NO X

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practical date:

           Common shares outstanding at August 3, 2003:  11,515,459
                                Par Value: $.05

                               INDEX TO FORM 10-Q
                       For the period ended August 3, 2003

Part I -  Financial Statements.                                          Page
------------------------------------------                             -------

Item 1.    Unaudited Interim Consolidated Financial Statements:

Consolidated Statements of Income (Loss) - Three Months Ended
August 3, 2003 and July 28, 2002                                          I-1

Consolidated Balance Sheets - August 3, 2003, July 28, 2002 and
April 27, 2003                                                            I-2

Consolidated Statements of Cash Flows - Three Months Ended
August 3, 2003 and July 28, 2002                                          I-3

Consolidated Statements of Shareholders' Equity - Year Ended
April 27, 2003 and Three Months Ended August 3, 2003                      I-4

Notes to Consolidated Financial Statements                                I-5

Item 2.   Management's Discussion and Analysis of Financial               I-14
           Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About                  I-22
           Market Risk

Item 4.   Controls and Procedures                                         I-22

Part II - Other Information
------------------------------------
Item 6.   Exhibits and Reports on Form 8-K                                II-1

Signature                                                                 II-2

Item 1: Financial Statements

                                   CULP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
           FOR THE THREE MONTHS ENDED AUGUST 3, 2003 AND JULY 28, 2002

                (Amounts in Thousands, Except for Per Share Data)

                                                                             THREE MONTHS ENDED (UNAUDITED)
                                                             ---------------------------------------------------------------

                                                                     Amounts                           Percent of Sales
                                                             ------------------------------------  -------------------------
                                                              August 3,    July 28,    % Over        August 3,    July 28,
                                                                 2003        2002     (Under)          2003         2002
                                                             ----------  ---------- -----------    ------------ ------------
Net sales                                                $      73,676      86,008    (14.3) %        100.0 %       100.0 %
Cost of sales                                                   62,103      72,154    (13.9) %         84.3 %        83.9 %
                                                             ----------  ---------- -----------    ------------ ------------
   Gross profit                                                 11,573      13,854    (16.5) %         15.7 %        16.1 %

Selling, general and
  administrative expenses                                       10,605      10,437      1.6  %         14.4 %        12.1 %
                                                             ----------  ---------- ----------      ----------- ------------
   Income from operations                                          968       3,417    (71.7) %          1.3 %         4.0 %

Interest expense                                                 1,497       1,903    (21.3) %          2.0 %         2.2 %
Interest income                                                   (122)       (150)   (18.7) %         (0.2)%        (0.2)%
Other expense                                                      245         211     16.1  %          0.3 %         0.2 %
                                                             ----------  ---------- -----------    ------------ ------------
   Income (loss) before income taxes                              (652)      1,453   (144.9) %         (0.9)%         1.7 %
Income taxes *                                                    (241)        538   (144.8) %         37.0 %        37.0 %
                                                             ----------  ---------- -----------    ------------ ------------
Income (loss) before cumulative effect of accounting change       (411)        915   (144.9) %         (0.6)     %    1.1 %

Cumulative effect of accounting change, net of income taxes          0     (24,151)
                                                             ----------  ----------

   Net loss                                              $        (411)    (23,236)
                                                             ==========  ==========


Basic income (loss) per share:
   Income (loss) before cumulative effect of accounting
     change                                              $       (0.04)       0.08   (144.4) %
   Cumulative effect of accounting change                         0.00       (2.12)   100.0  %
                                                             ----------  ---------- ---------
   Net loss                                              $       (0.04)      (2.04)    98.3  %
                                                             ==========  ========== =========

Diluted income (loss) per share:
   Income (loss) before cumulative effect of accounting
     change                                              $       (0.04)       0.08   (145.9) %
   Cumulative effect of accounting change                         0.00       (2.12)   100.0  %
                                                             ----------  ---------- ---------
   Net loss                                              $       (0.04)      (2.04)    98.3  %
                                                             ==========  ========== =========

Average shares outstanding                                      11,515      11,383      1.2  %
Average shares outstanding, assuming dilution                   11,515      11,765     (2.1) %




 *   Percent of sales column is calculated as a % of income (loss) before income taxes.
See accompanying notes to consolidated financial statements.

                                   CULP, INC.
                           CONSOLIDATED BALANCE SHEETS
                AUGUST 3, 2003, JULY 28, 2002, AND APRIL 27, 2003
                                    Unaudited
                             (Amounts in Thousands)

                                                  Amounts               Increase
                                           ----------------------      (Decrease)
                                           August 3,    July 28,  ----------------------  * April 27,
                                              2003        2002     Dollars   Percent          2003
                                           -----------  --------- ---------- -----------  -----------
Current assets
   Cash and cash equivalents             $     15,094     25,071    (9,977)    (39.8) %       14,355
   Short-term investments                      15,014          0    15,014     100.0  %       10,043
   Accounts receivable, net                    24,227     34,719   (10,492)    (30.2) %       32,259
   Inventories                                 49,275     59,721   (10,446)    (17.5) %       49,552
   Deferred income taxes                       12,303      9,447     2,856      30.2  %       12,303
   Other current assets                         4,001      4,251      (250)     (5.9) %        3,204
                                           -----------  --------- ---------- -----------  -----------
               Total current assets           119,914    133,209   (13,295)    (10.0) %      121,716

Property, plant & equipment, net               83,299     89,201    (5,902)     (6.6) %       84,962
Goodwill                                        9,240      9,503      (263)     (2.8) %        9,240
Other assets                                    1,934      4,046    (2,112)    (52.2) %        2,235
                                           -----------  --------- ---------- -----------  -----------

               Total assets              $    214,387    235,959   (21,572)     (9.1) %      218,153
                                           ===========  ========= ========== ===========  ===========



Current liabilities
   Current maturities of long-term debt  $        517        455        62      13.6  %          500
   Accounts payable                            18,648     23,678    (5,030)    (21.2) %       19,874
   Accrued expenses                            12,856     13,375      (519)     (3.9) %       14,071
   Accrued restructuring                        7,141      1,864     5,277     283.1  %        7,743
   Income taxes payable                             0          0         0     100.0  %          349
                                           -----------  --------- ---------- ---------    -----------
               Total current liabilities       39,162     39,372      (210)     (0.5) %       42,537


Long-term debt, less current maturities        76,034     96,078   (20,044)    (20.9) %       76,000

Deferred income taxes                           3,851      3,502       349      10.0  %        3,851
                                           -----------  --------- ---------- -----------  -----------
               Total liabilities              119,047    138,952   (19,905)    (14.3) %      122,388

Shareholders' equity                           95,340     97,007    (1,667)     (1.7) %       95,765
                                           -----------  --------- ---------- -----------  -----------

               Total liabilities and
               shareholders' equity      $    214,387    235,959   (21,572)     (9.1) %      218,153
                                           ===========  ========= ========== ===========  ===========

Shares outstanding                             11,515     11,483        32       0.3  %       11,515
                                           ===========  ========= ========== ===========  ===========


*  Derived from audited financial statements.
See accompanying notes to consolidated financial statements.

                                   CULP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED AUGUST 3, 2003 AND JULY 28, 2002
                                    Unaudited
                             (Amounts in Thousands)


                                                                      THREE MONTHS ENDED
                                                                     ----------------------
                                                                            Amounts
                                                                     ----------------------
                                                                      August 3,   July 28,
                                                                        2003        2002
                                                                     ----------  ----------
Cash flows from operating activities:
   Net loss                                                        $   (411)      (23,236)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Cumulative effect of accounting change, net of income taxes       0        24,151
        Depreciation                                                  3,444         3,641
        Amortization of other assets                                     45           159
        Stock-based compensation                                         53            52
        Changes in assets and liabilities:
           Accounts receivable                                        8,032         8,647
           Inventories                                                  277        (1,822)
           Other current assets                                        (797)         (114)
           Other assets                                                 256           (18)
           Accounts payable                                            (845)       (2,366)
           Accrued expenses                                          (1,215)       (3,085)
           Accrued restructuring expenses                              (602)         (581)
           Income taxes payable                                        (349)            0
                                                                   ----------   ----------
             Net cash provided by operating activities                 7,888        5,428
                                                                   ----------   ----------

Cash flows used in investing activities:
   Capital expenditures                                              (1,875)       (1,109)
   Purchases of short-term investments                               (5,038)            0
                                                                   ----------   ----------
             Net cash used in investing activities                   (6,913)       (1,109)
                                                                   ----------   ----------

Cash flows used in financing activities:
   Payments on vendor-financed capital expenditures                    (287)         (244)
   Proceeds from issuance of long-term debt                              51             0
   Principal payments of long-term debt                                   0       (11,951)
   Proceeds from common stock issued                                      0           954
                                                                    ----------  ----------
             Net cash used in financing activities                     (236)      (11,241)
                                                                    ----------  ----------

Increase (decrease) in cash and cash equivalents                         739       (6,922)

Cash and cash equivalents at beginning of period                      14,355       31,993
                                                                    ----------  ----------

Cash and cash equivalents at end of period                       $     15,094      25,071
                                                                    ==========  ==========

See accompanying notes to consolidated financial statements.

                                   CULP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

(Dollars in thousands, except share and per share data)

                                                                Capital                               Accumulated
                                           Common Stock      Contributed                                Other           Total
                                    -----------------------   in Excess      Unearned     Retained   Comprehensive  Shareholders'
                                       Shares       Amount   of Par Value  Compensation   Earnings      Income         Equity
----------------------------------- ------------  ---------  -----------    ----------   -----------  ---------    ---------------
Balance,  April 28, 2002             11,319,584   $    566       38,375        (769)       80,886            7     $     119,065
  Net loss                                                                                (24,887)                       (24,887)
  Net loss on cash flow hedges                                                                              (7)               (7)
  Stock-based compensation                                                      210                                          210
  Common stock issued in connection
     with stock option plans            195,875         10        1,374                                                    1,384
----------------------------------- ------------  ---------  -----------    ----------   -----------  ---------    ---------------
Balance,  April 27, 2003             11,515,459   $    576       39,749        (559)       55,999            0     $      95,765
----------------------------------- ------------  ---------  -----------    ----------   -----------  ---------    ---------------
  Net loss                                                                                   (411)                          (411)
  Net loss on short-term investments                                                                       (67)              (67)
  Stock-based compensation                                                       53                                           53
----------------------------------- ------------  ---------  -----------    ----------   -----------  ---------    ---------------
Balance,  August 3, 2003             11,515,459   $    576       39,749        (506)       55,588          (67)    $      95,340
=================================== ============  =========  ===========    ==========   ===========  =========    ===============

See accompanying notes to consolidated financial statements.

                                    Culp, Inc.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiary (the "company") include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. All of these adjustments are of a normal recurring nature except as disclosed in note 9 to the consolidated financial statements. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company's annual report on Form 10-K filed with the Securities and Exchange Commission on July 28, 2003 for the fiscal year ended April 27, 2003.

The company's three months ended August 3, 2003 and July 28, 2002 represent 14 and 13 week periods, respectively.
================================================================================


 2. Stock-Based Compensation

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

     The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, for the three months ended August 3, 2003 and July 28, 2003.

--------------------------------------------------------------------------------
(dollars in thousands, except per share data)  August 3, 2003     July 28, 2002
--------------------------------------------------------------------------------

Net loss, as reported                         $    (411)         $     (23,236)

Add:  Total stock-based employee
compensation expense included in
net loss, net of tax                                 33                     17

Deduct:  Total stock-based employee
compensation expense determined under
fair value-based method for all awards,
net of tax                                          (95)                   (56)

--------------------------------------------------------------------------------
Pro forma net loss                            $   ( 473)         $     (23,275)
--------------------------------------------------------------------------------

Loss per share:

Basic - as reported                           $   (0.04)         $       (2.04)
Basic - pro forma                                 (0.04)                 (2.04)

Diluted - as reported                         $   (0.04)         $       (2.04)
Diluted - pro forma                               (0.04)                 (2.04)

================================================================================

3.  Accounts Receivable

       A summary of accounts receivable follows:

--------------------------------------------------------------------------------

(dollars in thousands)                     August 3, 2003        April 27, 2003
--------------------------------------------------------------------------------

Customers                                     $   26,491           $   34,580
Allowance for doubtful accounts                   (1,558)              (1,558)
Reserve for returns and allowances                  (707)                (763)
--------------------------------------------------------------------------------
                                              $   24,227           $   32,259

--------------------------------------------------------------------------------

      A summary of the activity in the allowance for doubtful accounts follows:
--------------------------------------------------------------------------------

                                                     Three months ended
--------------------------------------------------------------------------------

(dollars in thousands)                     August 3, 2003         July 28, 2002
--------------------------------------------------------------------------------

Beginning balance                             $   (1,558)         $    (2,465)
Provision for bad debt                               (40)                (347)
Net write-offs                                        40                  134
--------------------------------------------------------------------------------

Ending balance                                $   (1,558)         $    (2,678)
================================================================================


4.  Inventories

     Inventories are carried at the lower of cost or market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

   A summary of inventories follows:

--------------------------------------------------------------------------------

(dollars in thousands)                     August 3, 2003        April 27, 2003
--------------------------------------------------------------------------------

Raw materials                                 $   22,621          $    23,269
Work-in-process                                    3,478                2,917
Finished goods                                    23,176               23,366
--------------------------------------------------------------------------------

Total inventories valued at FIFO                  49,275               49,552
Adjustments of certain inventories to LIFO             0                    0
--------------------------------------------------------------------------------
                                              $   49,275          $    49,552

================================================================================


5.  Accounts Payable


        A summary of accounts payable follows:
--------------------------------------------------------------------------------

(dollars in thousands)                    August 3, 2003         April 27, 2003
--------------------------------------------------------------------------------

Accounts payable-trade                       $   13,544           $    14,389
Accounts payable-capital expenditures             5,104                 5,485
--------------------------------------------------------------------------------
                                             $   18,648           $    19,874

================================================================================


6.  Accrued Expenses

        A summary of accrued expenses follows:
--------------------------------------------------------------------------------

(dollars in thousands)                    August 3, 2003         April 27, 2003
--------------------------------------------------------------------------------

Compensation, commissions and related        $   6,110            $     9,683
  benefits
Interest                                         2,234                    763
Other                                            4,512                  3,625
--------------------------------------------------------------------------------
                                             $  12,856            $    14,071

================================================================================

7.  Long-Term Debt

        A summary of long-term debt follows:
--------------------------------------------------------------------------------


(dollars in thousands)                    August 3, 2003         April 27, 2003
--------------------------------------------------------------------------------

Unsecured term notes                         $  75,000            $    75,000
Canadian government loan                         1,551                  1,500
--------------------------------------------------------------------------------
                                                76,551                 76,500
Less current maturities                           (517)                  (500)
--------------------------------------------------------------------------------
                                             $  76,034            $    76,000

--------------------------------------------------------------------------------


     In August 2002, the company entered into an agreement with its principal bank lender that provides for a revolving loan commitment of $15.0 million, including letters of credit up to $2.5 million. Borrowings under the facility generally carry interest at the London Interbank Offered Rate plus an adjustable margin based upon the company's debt/EBITDA ratio, as defined by the agreement. As of August 3, 2003, there were $587,897 in outstanding letters of credit in support of inventory purchases and no borrowings outstanding under the agreement. The credit facility expires in August 2004.

     The unsecured term notes have an average remaining term of 5 years. The principal payments become due from March 2006 to March 2010. Interest is payable semi-annually at a fixed coupon rate of 7.76%.

     The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At August 3, 2003, the company was in compliance with these financial covenants.

     The principal payment requirements of long-term debt during the next five fiscal years are: 2004 - $500,000; 2005 - $500,000; 2006 - $11,500,000; 2007 -
$11,000,000; and 2008 - $31,000,000.

================================================================================


8. Cash Flow Information

        Payments for interest and income taxes as follows:


                                                   Three months ended
--------------------------------------------------------------------------------
(dollars in thousands)                  August 3, 2003            July 28, 2002
--------------------------------------------------------------------------------

Interest                                   $     38                  $    573
Income taxes                                    200                       430
================================================================================


9. Restructuring and Asset Impairment Charges

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

     As of August 3, 2003, assets classified as held for sale consisted of machinery and equipment with a value of $166,000 and are included in other assets. Management anticipates the successful disposal of these assets.

     The following summarizes the activity in the restructuring accrual:

-------------------------------------------------------------------------------------------
                                           Employee             Lease
                                         Termination      Termination and
  (dollars in thousands)                   Benefits       Other Exit Costs           Total
-------------------------------------------------------------------------------------------
  Accrual established in fiscal 2003      $  1,972          $  7,194               $ 9,166
  Paid in fiscal 2003                       (1,228)             (949)               (2,177)
-------------------------------------------------------------------------------------------
  Balance, April 27, 2003                      744             6,245                 6,989

  Paid in fiscal 2004                        ( 227)             (268)                 (495)
-------------------------------------------------------------------------------------------
  Balance, August 3, 2003                 $    517          $  5,977               $ 6,494
-------------------------------------------------------------------------------------------


     Wet Printed Flock Restructuring

     In April 2002, management approved a plan to exit the wet printed flock upholstery fabric business and has been actively seeking to sell the assets related to this product line. The exit plan involved closing a printing facility and flocking operation within the Culp Velvets/Prints division (CVP), reduction in related selling and administrative expenses and termination of 86 employees. The total charge for the exit plan was $9.7 million, of which approximately $8.2 million represented non-cash items, including $7.6 million in impairment of property, plant and equipment and $619,000 in inventory write-downs. Of the total charge, $9.1 million was recorded in restructuring expense in the 2002 Consolidated Statement of Income (Loss), and $619,000, related to inventory write-downs, was recorded in cost of sales in the 2002 Consolidated Statement of Income (Loss). During the fiscal year ended April 28, 2002, sales of the wet printed flock product contributed $17.1 million, or 4.5%, of the company's total sales and resulted in an operating loss of approximately $2.1 million.

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

     As of August 3, 2003, assets classified as held for sale, including a building, machinery and equipment, of $300,000 are included in other assets. Management is actively marketing these assets and anticipates the successful disposal of these assets.

      The following summarizes the activity in the CVP restructuring accrual:

------------------------------------------------------------------------------------------------
                                                   Employee             Lease
                                                  Termination      Termination and
  (dollars in thousands)                           Benefits       Other Exit Costs       Total
------------------------------------------------------------------------------------------------
  Accrual established in fiscal 2002                $  842            $  610            $ 1,452
  Paid in fiscal 2002                                   (5)               (5)               (10)
------------------------------------------------------------------------------------------------
  Balance, April 28, 2002                              837               605              1,442

  Adjustments in fiscal 2003                          (313)              (42)              (355)
  Paid in fiscal 2003                                 (428)             (116)              (544)
------------------------------------------------------------------------------------------------
  Balance, April 27, 2003                               96               447                543

  Paid in fiscal 2004                                    1               (24)               (23)
------------------------------------------------------------------------------------------------
  Balance, August 3, 2003                           $   97            $  423              $ 520
 -----------------------------------------------------------------------------------------------

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

     As of August 3, 2003, there were no assets classified as held for sale in relation to the CDF restructuring.


     The following summarizes the activity in the CDF restructuring accrual:

----------------------------------------------------------------------------------------------
                                                  Employee             Lease
                                                Termination      Termination and
   (dollars in thousands)                         Benefits       Other Exit Costs      Total
----------------------------------------------------------------------------------------------
  Accrual established in fiscal 2001              $  969              $ 2,116         $ 3,085
  Paid in fiscal 2001                               (491)                (211)           (702)
----------------------------------------------------------------------------------------------
  Balance, April 29, 2001                            478                1,905           2,383

  Additions in fiscal 2002                           925                  218           1,143
  Paid in fiscal 2002                              (891)              (1,632)         (2,523)
----------------------------------------------------------------------------------------------
  Balance, April 28, 2002                            512                  491           1,003

  Adjustments in fiscal 2003                        (275)                 276               1
  Paid in fiscal 2003                               (202)                (591)           (793)
----------------------------------------------------------------------------------------------
  Balance, April 27, 2003                             35                  176             211

  Paid in fiscal 2004                                 (3)                 (80)            (83)
----------------------------------------------------------------------------------------------
  Balance, August 3, 2003                          $  32              $    96         $   128
==============================================================================================


10. Comprehensive Income (Loss)

     Comprehensive loss is the total of net loss and other changes in equity, except those resulting from investments by shareholders and distributions to shareholders not reflected in net loss.

          A summary of total comprehensive loss follows:


                                                       Three Months Ended
--------------------------------------------------------------------------------
(dollars in thousands)                       August  3, 2003      July 28, 2002
--------------------------------------------------------------------------------

Net loss                                      $     (411)          $   (23,236)
Gain (loss) on foreign currency contracts,
  net of taxes:
    Net changes in fair value                          0                   173
    Net loss reclassified into earnings                0                    (1)
Loss in fair value of short-term investments         (67)                    0
--------------------------------------------------------------------------------
Net comprehensive loss                        $     (478)          $   (23,064)

================================================================================

11.  Income (Loss) per Share

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

                                                    Three Months Ended
--------------------------------------------------------------------------------
(dollars in thousands)                        August 3, 2003      July 28, 2002
--------------------------------------------------------------------------------
Weighted average common
        shares outstanding, basic                  11,515              11,383
Effect of dilutive stock options                        0                 382
--------------------------------------------------------------------------------
Weighted average common
        shares outstanding, diluted                11,515              11,765
--------------------------------------------------------------------------------

     Options to purchase 588,500 shares and 205,625 shares of common stock were not included in the computation of diluted income per share for the three months ended August 3, 2003 and July 28, 2002, respectively, because the exercise price of the options was greater than the average market price of the common shares.

     For the three months ended August 3, 2003, options to purchase 365,250 shares were not included in the computation of diluted net loss per share because the company incurred a net loss for the quarter.

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

     The company internally manages and reports selling, general and administrative expenses, interest expense, interest income, other expense and income taxes on a total company basis. Thus, profit by business segment represents gross profit. In addition, the company internally manages and reports cash and cash equivalents, short-term investments, deferred income taxes, other current assets and other assets on a total company basis. Thus, identifiable assets by business segment represent accounts receivable, inventories, property, plant and equipment and goodwill.


     Net sales and gross profit for the company's operating segments follow:


                                                   Three Months Ended
--------------------------------------------------------------------------------
(dollars in thousands)                     August 3, 2003         July 28, 2002
--------------------------------------------------------------------------------
Net sales:
     Upholstery Fabrics                     $    46,456            $    59,977
     Mattress Ticking                            27,220                 26,031
--------------------------------------------------------------------------------
                                            $    73,676            $    86,008
--------------------------------------------------------------------------------
Gross Profit:
     Upholstery Fabrics                     $     5,501            $     8,000
     Mattress Ticking                             6,072                  5,854
--------------------------------------------------------------------------------
                                            $    11,573            $    13,854
--------------------------------------------------------------------------------


     Identifiable  assets,  consisting  of  accounts  receivable,   inventories,
property, plant and equipment and goodwill, for the company's operating segments follow:

--------------------------------------------------------------------------------
(dollars in thousands)                     August 3, 2003        April 27, 2003
--------------------------------------------------------------------------------
     Upholstery Fabrics                     $   114,235            $   124,889
     Mattress Ticking                            51,806                 51,124
--------------------------------------------------------------------------------
                                            $   166,041            $   176,013
     Non-identifiable assets                     48,346                 42,140
--------------------------------------------------------------------------------
      Total assets                          $   214,387            $   218,153
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

     The following tables set forth the company's sales and gross profit by segment/division and international sales by geographic area for the three months ended August 3, 2003 and July 28, 2002.

                                  CULP, INC.
                    SALES / GROSS PROFIT BY SEGMENT/DIVISION
           FOR THE THREE MONTHS ENDED AUGUST 3, 2003 AND JULY 28, 2002


                             (Amounts in thousands)

                                                      THREE MONTHS ENDED (UNAUDITED)
                                     -----------------------------------------------------------------
                                              Amounts                          Percent of Total Sales
                                     ---------------------------               -----------------------
                                       August 03,     July 28,      % Over
Segment/Division Sales                    2003          2002       (Under)       2004         2003
-----------------------------------  ---------------  ----------  -----------  ----------  -----------
Upholstery Fabrics
    Culp Decorative Fabrics        $         28,008      34,771    (19.5) %       38.0 %       40.4 %
    Culp Velvets/Prints                      16,839      23,107    (27.1) %       22.9 %       26.9 %
    Culp Yarn                                 1,609       2,099    (23.3) %        2.2 %        2.4 %
                                     ---------------  ----------  -----------  ----------  -----------
                                             46,456      59,977    (22.5) %       63.1 %       69.7 %
Mattress Ticking
     Culp Home Fashions                      27,220      26,031      4.6  %       36.9 %       30.3 %
                                     ---------------  ----------  -----------  ----------  -----------

                                 * $         73,676      86,008    (14.3) %      100.0 %      100.0 %
                                     ===============  ==========  ===========  ==========  ===========


Segment Gross Profit                                                             Gross Profit Margin
-----------------------------------                                            -----------------------

Upholstery Fabrics                 $          5,501       8,000    (31.2) %       11.8 %       13.3 %

Mattress Ticking                              6,072       5,854      3.7  %       22.3 %       22.5 %
                                     ---------------  ----------  -----------  ----------  -----------

Gross Profit                       $         11,573      13,854    (16.5) %       15.7 %       16.1 %
                                     ===============  ==========  ===========  ==========  ===========


* U.S. sales were $65,482 and $75,585 for the first quarter of fiscal 2004 and fiscal 2003, respectively; The percentage decrease in U.S. sales was 13.4% for the first quarter

                                  CULP, INC.
                     INTERNATIONAL SALES BY GEOGRAPHIC AREA
           FOR THE THREE MONTHS ENDED AUGUST 3, 2003 AND JULY 28, 2002


                             (Amounts in thousands)

                                          THREE MONTHS ENDED (UNAUDITED)
                                    -----------------------------------------
                                             Amounts
                                    ---------------------------
                                      August 3,      July 28,      % Over
              Geographic Area           2003           2002        (Under)
---------------------------------   --------------  -----------  ------------
North America (Excluding USA)    $          6,372        7,550     (15.6) %
Far East & Asia                             1,395        1,435      (2.8) %
All other areas                               427        1,438     (70.3) %
                                    --------------  -----------  ------------

                                 $          8,194       10,423     (21.4) %
                                    ==============  ===========  ============

          Percent of total sales            11.1%        12.1%

Three Months ended August 3, 2003 compared with Three Months ended July 28, 2002

     For the first quarter of fiscal 2004, net sales decreased 14.3% to $73.7 million; and the company reported a net loss of $411,000, or $0.04 per share diluted, compared with income before the cumulative effect of accounting change of $915,000, or $0.08 per share diluted, in the first quarter of fiscal 2003. Including the cumulative effect of accounting change, the company reported a net loss for the first quarter of fiscal 2003 of $23.2 million, or $2.04 per share. In the first quarter of 2003, the company recorded a non-cash goodwill impairment charge, net of income taxes, of $24.2 million, or $2.12 per share diluted. The first quarter of fiscal 2004 included 14 weeks versus 13 weeks for the same quarter of fiscal 2003.

     China Initiative -- The company's previously announced initiative in China is moving forward on schedule. The company has received all the necessary business license approvals, and the general manager, who relocated to Shanghai, China in May, has set up the China facility for all the related administrative functions. As planned, the company will install finishing equipment and begin fabric inspection, testing and distribution functions at the China facility during the second fiscal quarter of 2004. Limited fabric finishing operations are anticipated to begin during the third fiscal quarter of 2004. Upon completion, the company believes the China platform will allow Culp to deliver value to customers by linking design expertise, finishing technology and U.S. quality standards with low-cost fabric manufacturers in China.


UPHOLSTERY FABRIC SEGMENT

     NET SALES -- Upholstery fabric sales for the first quarter of fiscal 2004 decreased 22.5%, when compared to the first quarter of fiscal 2003, to $46.5 million. The decline of $13.5 million is attributable to substantially reduced demand from customers due primarily to the overall general weakness in consumer demand for furniture, which continued throughout the first quarter of fiscal 2004. Additional factors that are likely affecting demand for upholstery fabrics are (1) an increase in consumer preference for leather furniture, and (2) an increase in imported fabrics, both in "piece goods" and "cut and sewn kits."

     Upholstery fabric yards sold during the first quarter were 10.8 million versus 14.4 million in the first quarter of fiscal 2003, a decline of 25.0%. Average selling price was $4.13 for the first quarter compared to $4.02 in the same quarter of last year, an increase of 2.7%. This increase was due principally to the Culp Decorative Fabrics (CDF) division. Yarn sales were $1.6 million, down from $2.1 million in first quarter of fiscal 2003.

     GROSS PROFIT -- Gross profit for the first quarter of fiscal 2004 was $5.5 million, or 11.8%, versus $8.0 million, or 13.3% for the same quarter of last year. While gross profit in the CDF division was lower than the previous year, the majority of the decline was attributable to the Culp Velvets/Prints (CVP) division, which experienced a significant decline in the sale of velvet fabrics.

 MATTRESS TICKING SEGMENT

     NET SALES -- Mattress ticking sales for the first quarter of fiscal 2004 increased 4.6%, compared to the first quarter of fiscal 2003, to $27.2 million. This is the best quarter in terms of sales increases in over a year and reflects an improving bedding industry environment.

     Mattress  ticking  yards sold during the first  quarter of fiscal 2004 were
10.5 million, down less than 2% from 10.7 million in the same quarter of last year. The average selling price was $2.57 for the first quarter, compared to $2.44 the same quarter last year, an increase of 5.3%. This increase in average selling price reflects (a) a greater mix of woven ticking versus printed ticking, and (b) a growing, but small, portion of the overall business that is knitted ticking.

     GROSS PROFIT -- For the first quarter of fiscal 2004, the mattress ticking segment reported gross profit dollars and margins of $6.1 million and 22.3%, respectively, compared with $5.9 million and 22.5% for the same period of last year.


OTHER CORPORATE EXPENSES

     Selling, General and Administrative Expenses. SG&A expenses of $10.6 million for the first quarter increased $168,000, or 1.6%, from the prior year amount. As a percent of net sales, SG&A expenses increased to 14.4% from 12.1% the previous year. SG&A expenses in the first quarter included higher professional fees offset by a decrease in sales costs due to lower sales volume and lower bad debt expense.

     Interest Expense (Income). Interest expense for the first quarter declined to $1.5 million from $1.9 million the previous year due to significantly lower borrowings outstanding. Interest income decreased to $122,000 from $150,000 due principally to lower interest rates earned on cash balances during the first quarter of fiscal 2004 as compared to the same period a year ago.

     Other Expense. Other expense for the first quarter of fiscal 2004 totaled $245,000 compared with $211,000 in the prior year. The increase was principally due to the impact of a higher Canadian exchange rate, mostly offset by lower debt issue costs.

     Income Taxes. The effective tax rate for the first quarter of fiscal 2004 and fiscal 2003 was 37%.


Liquidity and Capital Resources

     Liquidity - The company's sources of liquidity include cash, cash equivalents, short-term investments, cash flow from operations and amounts available under its revolving credit line. These sources have been adequate for day-to-day operating and capital expenditures. The company expects these sources of liquidity to continue to be adequate for the foreseeable future. Cash, cash equivalents and short-term investments as of August 3, 2003 increased to $30.1 million from $24.4 million at the end of fiscal 2003, reflecting free cash flow of $5.7 million for the first quarter of fiscal 2004 (see discussion of free cash flow below).

     Accounts receivable as of August 3, 2003 decreased 30.2% from the year-earlier level, due to lower sales volumes, the decline in international sales, which have longer credit terms, repayment of past due balances, and an increase in the number of customers taking the cash discount for shorter payment terms. Days sales outstanding totaled 32 days at August 3, 2003 compared with 34 a year ago. Inventories at the close of the first quarter decreased 17.5% from a year ago. Inventory turns for the first quarter were 5.0 versus 4.9 for the year-earlier period. Operating working capital (comprised of accounts receivable, inventory and accounts payable-trade) was $54.9 million at August 3, 2003, down from $70.8 million a year ago.

     Financing Arrangements -- All of the company's remaining $76.6 million in debt is totally unsecured and is comprised of a $75.0 million term loan, with a fixed interest rate of 7.76%, and a $1.6 million non-interest bearing term loan with the Canadian government. Additionally, the company has a $15.0 million revolving credit line with a bank, of which no balance is outstanding at August 3, 2003. The first scheduled principal payment on the $75.0 million term loan is due March 2006 in the amount of $11.0 million. The Canadian government loan is repaid in annual installments of approximately $500,000 per year.

     The company's long-term debt to tangible capitalization (defined as long-term debt plus shareholders' equity minus goodwill) ratio was 47.1% at August 3, 2003. The company was in compliance with all financial covenants in its loan agreements as of August 3, 2003.

     Capital Expenditures. -- Capital spending for first quarter of fiscal 2004 was $1.9 million. Depreciation for the first quarter was $3.4 million, and is estimated at $14.0 million for the full fiscal year. For fiscal 2004, the company's capital expenditures budget is $8.0 million, of which $3.0 million is related to the company's China initiative.

     Free Cash Flow. - Free cash flow is a non-GAAP performance measure that management believes provides useful information to investors because it measures the company's available cash flow for potential debt repayment, stock repurchases and additions to cash, cash equivalents and short-term investments. Free cash flow was $5.7 million for the first quarter of fiscal 2004 compared with $4.1 million for the same period last year. Significantly contributing to free cash flow was a reduction in accounts receivable, due primarily to lower sales volume during the first quarter of fiscal 2004. A reconciliation of net cash provided by operating activities to free cash flow is set forth below:

--------------------------------------------------------------------------------
     (dollars in thousands)                          Three Months Ended
--------------------------------------------------------------------------------
                                           August 3, 2003         July 28, 2002
--------------------------------------------------------------------------------
Net cash provided by operating activities     $  7,888               $  5,428
       Minus: Capital expenditures              (1,875)                (1,109)
       Minus: Payments on vendor-financed
              capital expenditures                (287)                  (244)
--------------------------------------------------------------------------------
       Free Cash Flow                           $5,726                 $4,075

--------------------------------------------------------------------------------


BUSINESS OUTLOOK

     While the furniture retail environment has not demonstrated any signs of a sustainable recovery, the company believes that there will be a modest pick up in sales this fall, as is typical in the furniture industry. Overall, the company expects the drop in consolidated sales for the second quarter to be considerably less than the first quarter decline of 14.3%. While mattress ticking segment sales are expected to be consistent with second quarter sales of last year, upholstery fabric segment sales are expected to decrease substantially less than the first quarter decline of 22.5%. As a result of the lower sales in the upholstery fabric segment, the company is expecting somewhat lower overall gross profit compared with the second quarter of last year. With the softness in the furniture industry and the lack of visibility into the quarter to date, it is difficult to predict the company's profitability level for the next quarter. However, at this time the company expects to report net income in the range of $0.12 to $0.19 per diluted share, with the actual results depending primarily upon the level of demand throughout the quarter. The company remains confident that the necessary actions have been taken to right-size Culp to benefit from market share opportunities that the company believes will exist after this challenging business cycle ends.


Inflation

     The cost of the company's raw materials has been generally stable during the past several quarters. However, during the fourth quarter of fiscal 2003 the company experienced price increases from certain raw material vendors and freight carriers due to rising oil prices. These price increases have moderated somewhat during the first quarter of fiscal 2004. Any prolonged and substantial increase in oil prices has the potential to negatively impact profits in future quarters. Other factors that reasonably can be expected to influence margins in the future include trends in other operating costs and overall competitive conditions.


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


Critical Accounting Policies and Recent Accounting Developments

     The company considered the disclosure requirements of Financial Reporting Release No. 60 regarding critical accounting policies and Financial Reporting Release No. 61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that there were no material changes during the first three months of fiscal 2004 that would warrant further disclosure beyond those matters previously disclosed in the company's Annual Report on Form 10-K for the year ended April 27, 2003.

    Forward-Looking Information

     This Report and the exhibits attached hereto contain statements that may be deemed "forward-looking statements" within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934). Such statements are inherently subject to risks and uncertainties. Further, forward looking statements are intended to speak only as of the date on which they are made. Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as "expect," "believe," "estimate," "plan" and "project" and their derivatives, and include but are not limited to statements about expectations for the company's future sales, gross profit margins, SG&A or other expenses, and earnings, as well as any statements regarding the company's view of estimates of the company's future results by analysts. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on the company's business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely. In addition, strengthening of the U. S. dollar against other currencies could make the company's products less competitive on the basis of price in markets outside the United States. Also, economic and political instability in international areas could affect the company's operations or sources of goods in those areas, as well as demand for the company's products in international markets. Finally, unanticipated delays or costs in executing restructuring actions could cause the cumulative effect of restructuring actions to fail to meet the objectives set forth by management. Other factors that could affect the matters discussed in forward looking statements are included in the company's periodic reports filed with the Securities and Exchange Commission.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk


     The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin under the company's revolving credit agreement. As of August 3, 2003 there were no borrowings outstanding under the company's revolving credit agreement. Additionally, approximately 98% of the company's long-term debt is at a fixed rate. Thus, a change in interest rates has no material effect on the company's interest expense.

     The company's exposure to fluctuations in foreign currency exchange rates is due primarily to a foreign subsidiary domiciled in Canada and firmly committed and anticipated purchases of certain machinery, equipment and raw materials in foreign currencies. The company's Canadian subsidiary uses the United States dollar as its functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with the Canadian subsidiary. However, the company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firmly committed and anticipated purchases of certain machinery, equipment and raw materials. The amount of Canadian-denominated sales and manufacturing costs are not material to the company's consolidated results of operations; therefore, a 10% change in the exchange rate at August 3, 2003 would not have a significant impact on the company's results of operations or financial position. Additionally, as the company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by an increase in the value of the underlying exposure.

Item 4.  Controls and Procedures

     The company conducted a review and evaluation of its disclosure controls and procedures, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer as of August 3, 2003, and the Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures are adequate and effective.

Part II - Other Information
-----------------------------------

Item 6.   Exhibits and Reports on Form 8-K

(a)   The following exhibits are filed as part of this report.

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

10(a) Second Amendment to Amended and Restated Credit Agreement dated as of June 3, 2003 among Culp, Inc and Wachovia Bank, National Association, as agent and bank, was filed as Exhibit 10(q) to the company's Form 10-K for the year ended April 27, 2003, filed on July 28, 2003, and is incorporated herein by reference.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.


(b)   Reports on Form 8-K:

The following report on Form 8-K was furnished during the period covered by this report:

     Form 8-K dated June 9, 2003, included under Item 9, Regulation FD Disclosure (disclosing information pursuant to Item 12, Results of Operations and Financial Condition) the Company's press release for quarterly earnings and the Financial Information Release relating to certain financial information for the fourth quarter and full fiscal year ended April 27, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CULP, INC.
                                          (Registrant)


Date:  September 17, 2003       By:  /s/  Franklin N. Saxon
                                          -----------------
                                          Franklin N. Saxon
                                          Executive Vice President and Chief
                                          Financial Officer

                                          (Authorized to sign on behalf
                                          of the registrant and also sign-
                                          ing as principal financial officer)