Form 10-Q
period 2003-11-02
CULP INC
filed 2003-12-17
CIK 723603

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 2, 2003

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

            Common shares outstanding at November 2, 2003: 11,528,584
                                 Par Value: $.05

                               INDEX TO FORM 10-Q
                      For the period ended November 2, 2003

Part I -  Financial Statements.                                           Page
------------------------------------------                               -------

Item 1.   Unaudited Interim Consolidated Financial Statements:

Consolidated Statements of Income (Loss)--Three and Six Months Ended
November 2, 2003 and October 27, 2002                                       I-1

Consolidated Balance Sheets-November 2, 2003, October 27, 2002 and
April 27, 2003                                                              I-2

Consolidated Statements of Cash Flows--Six Months Ended November 2, 2003    I-3
and October 27, 2002

Consolidated Statements of Shareholders' Equity                             I-4

Notes to Consolidated Financial Statements                                  I-5

Item 2.   Management's Discussion and Analysis of Financial                 I-17
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About                    I-25
          Market Risk

Item 4.   Controls and Procedures                                           I-25

Part II - Other Information
------------------------------------
Item 4.   Submission of Matters to a Vote of Security Holders               II-1

Item 6.   Exhibits and Reports on Form 8-K                                  II-2

Signature                                                                   II-3

Item 1:  Financial Statements
                                   CULP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
 FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 2, 2003 AND OCTOBER 27, 2002
                                    Unaudited
                (Amounts in Thousands, Except for Per Share Data)

                                                                                 THREE MONTHS ENDED
                                               ------------------------------------------------------------------------------------
                                                         Amounts                                            Percent of Sales
                                               -----------------------------                    -----------------------------------
                                                November 2,      October 27,        % Over         November 2,        October 27,
                                                   2003             2002            (Under)           2003               2002
                                               ------------    -------------    -------------   ----------------   ----------------
Net sales                                   $       82,731           83,740          (1.2)%            100.0 %           100.0 %
Cost of sales                                       65,993           69,997          (5.7)%             79.8 %            83.6 %
                                               ------------    -------------    -------------   ----------------   ----------------
     Gross profit                                   16,738           13,743          21.8 %             20.2 %            16.4 %

Selling, general and
  administrative expenses                           10,296            9,481           8.6 %             12.4 %            11.3 %
Restructuring expense                                    0           13,360        (100.0)%              0.0 %            16.0 %
                                               ------------    -------------    -------------   ----------------   ----------------
     Income  (loss) from operations                  6,442           (9,098)        170.8 %              7.8 %           (10.9)%

Interest expense                                     1,509            1,676         (10.0)%              1.8 %             2.0 %
Interest income                                       (121)            (121)          0.0 %             (0.1)%            (0.1)%
Other expense (income), net                             62              242         (74.4)%              0.1 %             0.3 %
                                               ------------    -------------    -------------   ----------------   ----------------
     Income (loss) before income taxes               4,992          (10,895)        145.8 %              6.0 %           (13.0)%

Income taxes  *                                      1,846           (4,305)        142.9 %             37.0 %            39.5 %
                                               ------------    -------------    -------------   ----------------   ----------------

     Net income (loss)                      $        3,146           (6,590)        147.7 %              3.8 %            (7.9)%
                                               ============    =============    =============   ================   ================

Net income (loss) per share-basic                    $0.27           ($0.57)        147.4 %
Net income (loss) per share-diluted                  $0.27           ($0.57)        147.4 %
Average shares outstanding-basic                    11,524           11,483           0.4 %
Average shares outstanding-diluted                  11,774           11,483           2.5 %



                                                                                   SIX MONTHS ENDED
                                               ------------------------------------------------------------------------------------

                                                         Amounts                                           Percent of Sales
                                               -----------------------------                     ----------------------------------
                                                November 2,      October 27,        % Over          November 2,       October 27,
                                                   2003             2002            (Under)            2003              2002
                                               ------------    -------------    -------------    ----------------   ---------------
Net sales                                 $        156,407          169,748         (7.9)%             100.0 %           100.0%
Cost of sales                                      128,190          142,151         (9.8)%              82.0 %            83.7%
                                               ------------    -------------    -------------    ----------------   ---------------
     Gross profit                                   28,217           27,597          2.2 %              18.0 %            16.3%

Selling, general and
  administrative expenses                           20,807           19,918          4.5 %              13.3 %            11.7%
Restructuring expense                                    0           13,360       (100.0)%               0.0 %             7.9%
                                               ------------    -------------    -------------    ----------------   ---------------
     Income (loss) from operations                   7,410           (5,681)       230.4 %               4.7 %           (3.3)%

Interest expense                                     3,006            3,579        (16.0)%               1.9 %             2.1%
Interest income                                       (243)            (271)       (10.3)%             (0.2) %           (0.2)%
Other expense (income), net                            307              453        (32.2)%               0.2 %             0.3%
                                               ------------    -------------    -------------    ----------------   ---------------
     Income (loss) before income taxes               4,340           (9,442)       146.0 %               2.8 %           (5.6)%

Income taxes *                                       1,605           (3,767)       142.6 %              37.0 %            39.9%
                                               ------------    -------------    -------------    ----------------   ---------------
Income (loss) before cumulative effect of
  accounting change                                  2,735           (5,675)       148.2 %               1.7 %           (3.3)%
                                                                                                 ================   ===============

Cumulative effect of accounting change,
  net of income taxes                                    0          (24,151)
                                               ------------    -------------

     Net income (loss)                      $        2,735          (29,826)
                                               ============    =============

Basic income (loss) per share:
     Income (loss) before cumulative effect
      of accounting change                  $         0.24            (0.50)       147.8 %
     Cumulative effect of accounting change           0.00            (2.11)      (100.0)%
                                               ------------    -------------    ----------
     Net income (loss)                      $         0.24            (2.61)       109.1 %
                                               ============    =============    ==========

Diluted income (loss) per share:
     Income (loss) before cumulative effect
      of accounting change                  $         0.23            (0.50)       147.0 %
     Cumulative effect of accounting change           0.00            (2.11)      (100.0)%
                                               ------------    -------------    ----------
     Net income (loss)                      $         0.23            (2.61)       108.9 %
                                               ============    =============    ==========

Average shares outstanding-basic                    11,519           11,433         0.8 %
Average shares outstanding-diluted                  11,718           11,433         2.5 %

 *   Percent of sales column for income taxes is calculated as a % of income (loss) before income taxes.

 See accompanying notes to consolidated financial statements

                                   CULP, INC.
                           CONSOLIDATED BALANCE SHEETS
              NOVEMBER 2, 2003, OCTOBER 27, 2002 AND APRIL 27, 2003
                                    Unaudited
                             (Amounts in Thousands)

                                                             Amounts                       Increase
                                               ----------------------------------         (Decrease)
                                                  November 2,        October 27,    ---------------------------    * April 27,
                                                     2003                2002          Dollars       Percent            2003
                                               ---------------    ---------------   -----------   -------------   --------------
Current assets
     Cash and cash equivalents              $          16,623             35,037      (18,414)       (52.6)%            14,355
     Short-term investments                            15,134                  0       15,134        100.0 %            10,043
     Accounts receivable                               31,342             32,869       (1,527)        (4.6)%            32,259
     Inventories                                       53,848             54,571         (723)        (1.3)%            49,552
     Deferred income taxes                             12,303              9,447        2,856         30.2 %            12,303
     Other current assets                               3,211              6,497       (3,286)       (50.6)%             3,204
                                               ---------------    ---------------   -----------   -------------   --------------
                 Total current assets                 132,461            138,421       (5,960)        (4.3)%           121,716

Property, plant & equipment, net                       81,219             85,049       (3,830)        (4.5)%            84,962
Goodwill                                                9,240              9,240            0          0.0 %             9,240
Other assets                                            1,892              2,888         (996)       (34.5)%             2,235
                                               ---------------    ---------------   -----------   -------------   --------------

                 Total assets               $         224,812            235,598      (10,786)        (4.6)%           218,153
                                               ===============    ===============   ===========   =============   ==============



Current liabilities
     Current maturities of long-term debt   $             539                462           77         16.7 %               500
     Accounts payable                                  23,928             18,948        4,980         26.3 %            19,874
     Accrued expenses                                  13,522             16,199       (2,677)       (16.5)%            14,071
     Accrued restructuring                              6,712             10,065       (3,353)       (33.3)%             7,743
     Income taxes payable                               1,578                  0        1,578        100.0 %               349
                                               ---------------    ---------------   -----------   ----------      --------------
                 Total current liabilities             46,279             45,674          605          1.3 %            42,537

Long-term debt                                         76,077             96,096      (20,019)       (20.8)%            76,000

Deferred income taxes                                   3,851              3,502          349         10.0 %             3,851
                                               ---------------    ---------------   -----------   -------------   --------------
                 Total liabilities                    126,207            145,272      (19,065)       (13.1)%           122,388

Shareholders' equity                                   98,605             90,326        8,279          9.2 %            95,765
                                               ---------------    ---------------   -----------   -------------   --------------

                 Total liabilities and
                 shareholders' equity       $         224,812            235,598      (10,786)        (4.6)%           218,153
                                               ===============    ===============   ===========   =============   ==============

Shares outstanding                                     11,529             11,483           46          0.4 %            11,515
                                               ===============    ===============   ===========   =============   ==============


   * Derived from audited financial statements

 See accompanying notes to consolidated financial statements

                                   CULP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED NOVEMBER 2, 2003 AND OCTOBER 27, 2002
                                    Unaudited
                             (Amounts in Thousands)

                                                                             SIX MONTHS ENDED
                                                                        --------------------------
                                                                                  Amounts
                                                                        --------------------------
                                                                         November 2,   October 27,
                                                                             2003          2002
                                                                         -----------   -----------
Cash flows from operating activities:
      Net income (loss)                                                $      2,735       (29,826)
      Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
             Cumulative effect of accounting change, net of income
             taxes                                                                0        24,151
             Depreciation                                                     6,883         7,139
             Amortization of other assets                                        91           219
             Stock-based compensation                                           105           105
             Restructuring expense                                                0        13,360
             Changes in assets and liabilities:
                 Accounts receivable                                            917        10,497
                 Inventories                                                 (4,296)        3,328
                 Other current assets                                            (7)       (2,504)
                 Other assets                                                   252          (202)
                 Accounts payable                                             5,121        (6,894)
                 Accrued expenses                                              (549)            2
                 Accrued restructuring expenses                              (1,031)       (1,546)
                 Income taxes payable                                         1,229             0
                                                                        ------------  ------------
                    Net cash provided by operating activities                11,450        17,829
                                                                        ------------  ------------

Cash flows used in investing activities:
      Capital expenditures                                                   (2,954)       (3,566)
      Purchases of short-term investments                                    (5,147)            0
                                                                        ------------  ------------
                    Net cash used in investing activities                    (8,101)       (3,566)
                                                                        ------------  ------------

Cash flows used in financing activities:
      Payments on vendor-financed capital expenditures                       (1,254)         (247)
      Proceeds from issuance of long-term debt                                  116             0
      Principal payments of long-term debt                                        0       (11,926)
      Proceeds from common stock issued                                          57           954
                                                                        ------------  ------------
                    Net cash used in financing activities                    (1,081)      (11,219)
                                                                        ------------  ------------

Increase in cash and cash equivalents                                         2,268         3,044

Cash and cash equivalents at beginning of period                             14,355        31,993
                                                                        ------------  ------------

Cash and cash equivalents at end of period                             $     16,623        35,037
                                                                        ============  ============

See accompanying notes to consolidated financial statements

                                   CULP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

(Dollars in thousands, except share and per share data)


                                                                Capital                                 Accumulated
                                          Common Stock        Contributed                                 Other           Total
                                    -----------------------   in Excess       Unearned      Retained   Comprehensive   Shareholders'
                                     Shares         Amount   of Par Value   Compensation    Earnings      Income          Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, April 28, 2002              11,319,584   $    566        38,375          (769)      80,886            7        $  119,065
   Net loss                                                                                 (24,887)                       (24,887)
   Net loss on cash flow hedges                                                                               (7)               (7)
   Stock-based compensation                                                        210                                         210
   Common stock issued in connection
      with stock option plans           195,875         10         1,374                                                     1,384
-----------------------------------------------------------------------------------------------------------------------------------

Balance, April 27, 2003              11,515,459   $    576        39,749          (559)      55,999            0        $   95,765
-----------------------------------------------------------------------------------------------------------------------------------
   Net income                                                                                 2,735                          2,735
   Net loss on short-term
      investments                                                                                            (57)              (57)
   Stock-based compensation                                                        105                                         105
   Common stock issued in connection
      with stock option plans            13,125          1            56                                                        57
-----------------------------------------------------------------------------------------------------------------------------------

Balance, November 2, 2003            11,528,584   $    577        39,805          (454)      58,734          (57)       $   98,605
===================================================================================================================================

See accompanying notes to consolidated financial statements

                                  Culp, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiary (the "company") include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. All of these adjustments are of a normal recurring nature except as disclosed in notes 9 and 13 to the consolidated financial statements, which relate to fiscal 2003. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company's annual report on Form 10-K filed with the Securities and Exchange Commission on July 28, 2003 for the fiscal year ended April 27, 2003.

The company's six months ended November 2, 2003 and October 27, 2002 represent 27 and 26 week periods, respectively.
==============================================================================

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

    The following table illustrates the effect on net income (loss) and income (loss) per share if the company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, for the three months ended November 2, 2003 and October 27, 2002.

(dollars in thousands, except per share data) November 2, 2003  October 27, 2002
--------------------------------------------------------------------------------

Net income (loss), as reported                  $      3,146        (6,590)

Add:  Total stock-based employee
compensation expense included in
net income (loss), net of tax                             33            17

Deduct:  Total stock-based employee
compensation expense determined under
fair value-based method for all awards,
net of tax                                              (145)          (56)

--------------------------------------------------------------------------------
Pro forma net income (loss)                     $       3,034       (6,629)
--------------------------------------------------------------------------------
Income (loss) per share:
Basic - as reported                             $        .27          (.57)
Basic - pro forma                                        .26          (.58)
Diluted - as reported                                    .27          (.57)
Diluted - pro forma                                      .26          (.58)
--------------------------------------------------------------------------------

    The following table illustrates the effect on net income (loss) and income (loss) per share if the company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, for the six months ended November 2, 2003 and October 27, 2002.

(dollars in thousands, except per share data) November 2, 2003  October 27, 2002
--------------------------------------------------------------------------------

Net income (loss), as reported                 $      2,735        (29,826)

Add:  Total stock-based employee
compensation expense included in
net income (loss), net of tax                            66             34

Deduct:  Total stock-based employee
compensation expense determined under
fair value-based method for all awards,
net of tax                                             (240)          (113)

--------------------------------------------------------------------------------
Pro forma net income (loss)                    $      2,561        (29,905)
--------------------------------------------------------------------------------

Income (loss) per share:
Basic - as reported                            $        .24          (2.61)
Basic - pro forma                                       .22          (2.62)
Diluted - as reported                                   .23          (2.61)
Diluted - pro forma                                     .22          (2.62)
--------------------------------------------------------------------------------

================================================================================


3.  Accounts Receivable

   A summary of accounts receivable follows:

--------------------------------------------------------------------------------

(dollars in thousands)                 November 2, 2003         April 27, 2003
--------------------------------------------------------------------------------

Customers                          $     33,767                 $   34,580
Allowance for doubtful accounts          (1,586)                    (1,558)
Reserve for returns and allowances         (839)                      (763)
--------------------------------------------------------------------------------
                                   $     31,342                 $   32,259


      A summary of the activity in the allowance for doubtful accounts follows:

                                                           Six months ended
--------------------------------------------------------------------------------

(dollars in thousands)                  November 2, 2003       October 27, 2002
--------------------------------------------------------------------------------

Beginning balance                 $     (1,558)                 $   (2,465)
Provision for bad debt expense            (162)                         78
Net write-offs                             134                         226
--------------------------------------------------------------------------------
Ending balance                    $     (1,586)                 $   (2,161)
================================================================================

4.  Inventories

        Inventories  are  carried  at the  lower  of cost or  market.  Cost is
determined  for   substantially  all  inventories  using  the  LIFO  (last-in, first-out) method.

     A summary of inventories follows:

--------------------------------------------------------------------------------

(dollars in thousands)                November 2, 2003          April 27, 2003
--------------------------------------------------------------------------------
Raw materials                      $     22,383                     23,269
Work-in-process                           4,148                      2,917
Finished goods                           27,317                     23,366
--------------------------------------------------------------------------------

Total inventories valued at FIFO         53,848                     49,552
Adjustments of certain
  inventories to LIFO                         0                          0
--------------------------------------------------------------------------------
                                   $     53,848                 $   49,552

================================================================================

5.  Accounts Payable


        A summary of accounts payable follows:
--------------------------------------------------------------------------------

(dollars in thousands)             November 2, 2003           April 27, 2003
--------------------------------------------------------------------------------

Accounts payable-trade            $     19,510                  $   14,389
Accounts payable-capital
  expenditures                           4,418                       5,485
--------------------------------------------------------------------------------
                                  $     23,928                  $   19,874

================================================================================

6.  Accrued Expenses

        A summary of accrued expenses follows:
--------------------------------------------------------------------------------

(dollars in thousands)                November 2, 2003          April 27, 2003
--------------------------------------------------------------------------------
Compensation, commissions and
   related benefits               $      7,248               $       9,683
Interest                                   768                         763
Other                                    5,506                       3,625
--------------------------------------------------------------------------------
                                  $     13,522               $      14,071

================================================================================


7.  Long-Term Debt

        A summary of long-term debt follows:
--------------------------------------------------------------------------------

(dollars in thousands)                November 2, 2003          April 27, 2003
--------------------------------------------------------------------------------
Unsecured term notes              $     75,000               $      75,000
Canadian government loan                 1,616                       1,500
--------------------------------------------------------------------------------
                                        76,616                      76,500
Less current maturities                   (539)                       (500)
--------------------------------------------------------------------------------

                                  $     76,077               $      76,000
--------------------------------------------------------------------------------
    In August 2002, the company entered into an agreement with its principal bank lender that provides for a revolving loan commitment of $15.0 million, including letters of credit up to $2.5 million. Borrowings under the facility generally carry interest at the London Interbank Offered Rate plus an adjustable margin based upon the company's debt/EBITDA ratio, as defined by the agreement. As of November 2, 2003, there were $2.3 million in outstanding letters of credit in support of inventory purchases and no borrowings outstanding under the agreement. The credit facility expires in August 2004.

    The unsecured term notes have an average remaining term of 5 years. The principal payments become due from March 2006 to March 2010. Interest is payable semi-annually at a fixed coupon rate of 7.76%.

    The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At November 2, 2003, the company was in compliance with these financial covenants.

         The principal payment  requirements of long-term debt during the next
five  fiscal   years  are:   2004  -  $539,000;   2005  -  $539,000;   2006  -
$11,538,000;  2007 - $11,000,000; and 2008 - $31,000,000.

================================================================================


8. Cash Flow Information

   Payments for interest and income taxes as follows:


                                                     Six months ended
--------------------------------------------------------------------------------
(dollars in thousands)                    November 2, 2003     October 27, 2002
--------------------------------------------------------------------------------
Interest                              $      3,021          $        3,750
Income taxes (refunds)                         343                  (2,173)
--------------------------------------------------------------------------------

The non-cash portion of capital expenditures respresenting vendor financing totaled $243,000 and $1.7 million for the six months ended November 2, 2003 and October 27, 2002, respectively.
================================================================================


9. Restructuring and Asset Impairment Charges

--------------------------------------------------------------------------------
   A summary of accrued restructuring follows:

(dollars in thousands)                    November 2, 2003      April 27, 2003
--------------------------------------------------------------------------------
Fiscal 2003 CDF                       $      6,139          $        6,989
Wet Print Flock                                513                     543
Fiscal 2001 CDF                                 60                     211
--------------------------------------------------------------------------------
                                      $      6,712          $        7,743
--------------------------------------------------------------------------------

       Fiscal 2003 CDF Restructuring

     In August 2002, management approved a restructuring plan within the Culp Decorative Fabrics division aimed at lowering manufacturing costs, simplifying the dobby fabric upholstery line, increasing asset utilization and enhancing the division-s manufacturing competitiveness. The restructuring plan principally involved (1) consolidation of the division's weaving, finishing, yarn making and distribution operations by closing the facility in Chattanooga, Tennessee and integrating these functions into other plants, (2) a significant reduction in the number of stock keeping units (SKUs) offered in the dobby product line and
(3) a net reduction in workforce of approximately 300 positions. During fiscal 2003, the total restructuring and related charges incurred were $15.0 million, of which approximately $4.1 million represented non-cash items, including $2.8 million in impairment of property, plant and equipment and $1.3 million in inventory write-downs. Of the total charge, $12.0 million was recorded in restructuring expense in the 2003 Consolidated Statement of Income (Loss); and $1.3 million, related to inventory write-downs, and $1.7 million, related to equipment moving and relocation expense, were recorded in cost of sales in the 2003 Consolidated Statement of Income (Loss).

     As of November 2, 2003, assets classified as held for sale consisted of machinery and equipment with a value of $166,000 and are included in other assets. Management anticipates the successful disposal of these assets.


       The following summarizes the activity in the restructuring accrual:

--------------------------------------------------------------------------------

                                            Employee      Lease
                                         Termination   Termination and
  (dollars in thousands)                    Benefits   Other Exit Costs   Total
--------------------------------------------------------------------------------

  Accrual established in fiscal 2003      $   1,972       $  7,194      $ 9,166

  Paid in fiscal 2003                        (1,228)          (949)      (2,177)
--------------------------------------------------------------------------------

  Balance, April 27, 2003                       744          6,245        6,989
  Paid in fiscal 2004                          (315)          (535)        (850)
--------------------------------------------------------------------------------
  Balance, November 2, 2003               $     429       $  5,710      $ 6,139
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

        As of November 2, 2003, assets classified as held for sale, including a building, machinery and equipment of $300,000 are included in other assets. Management is actively marketing these assets and anticipates the successful disposal of these assets.

        The following summarizes the activity in the CVP restructuring accrual:

--------------------------------------------------------------------------------

                                            Employee      Lease
                                         Termination   Termination and
  (dollars in thousands)                    Benefits   Other Exit Costs   Total
--------------------------------------------------------------------------------

  Accrual established in fiscal 2002      $     842       $    610      $ 1,452

  Paid in fiscal 2002                            (5)            (5)         (10)
--------------------------------------------------------------------------------

  Balance, April 28, 2002                       837            605        1,442

  Adjustments in fiscal 2003                   (313)           (42)        (355)

   Paid in fiscal 2003                         (428)          (116)        (544)
--------------------------------------------------------------------------------
  Balance, April 27, 2003                        96            447          543

  Paid in fiscal 2004                             1            (31)         (30)
--------------------------------------------------------------------------------

  Balance, November 2, 2003               $      97       $    416      $   513
--------------------------------------------------------------------------------


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

     As of November 2, 2003, there were no assets classified as held for sale in relation to the CDF restructuring.

    The following summarizes the activity in the CDF restructuring accrual:

--------------------------------------------------------------------------------
                                            Employee      Lease
                                         Termination   Termination and
  (dollars in thousands)                    Benefits   Other Exit Costs   Total
--------------------------------------------------------------------------------
  Accrual established in fiscal 2001      $     969       $  2,116      $ 3,085

  Paid in fiscal 2001                          (491)          (211)        (702)
--------------------------------------------------------------------------------
  Balance, April 29, 2001                       478          1,905        2,383

  Additions in fiscal 2002                      925            218        1,143

  Paid in fiscal 2002                          (891)        (1,632)      (2,523)
--------------------------------------------------------------------------------
  Balance, April 28, 2002                       512            491        1,003

  Adjustments in fiscal 2003                   (275)           276            1

  Paid in fiscal 2003                          (202)          (591)        (793)
--------------------------------------------------------------------------------

  Balance, April 27, 2003                        35            176          211

  Paid in fiscal 2004                            (7)          (144)        (151)
--------------------------------------------------------------------------------

   Balance, November 2, 2003              $      28       $     32        $  60
--------------------------------------------------------------------------------

================================================================================

10. Comprehensive Income (Loss)

        Comprehensive income (loss) is the total of net income (loss) and other changes in equity, except those resulting from investments by shareholders and distributions to shareholders not reflected in net income
(loss).


          A summary of total comprehensive income (loss) follows:

                                                     Three months ended
--------------------------------------------------------------------------------
(dollars in thousands)                     November 2, 2003    October 27, 2002
--------------------------------------------------------------------------------
Net income (loss)                         $         3,146        $       (6,590)
Gain (loss) on foreign currency contracts,
  net of taxes:
    Net changes in fair value                           0                   (33)
    Net loss reclassified into earnings                 0                  (110)
Gain (loss) in fair value of short-term investments     9                     0
--------------------------------------------------------------------------------
Net comprehensive income (loss)           $         3,155                (6,733)

--------------------------------------------------------------------------------

                                                     Six months ended
--------------------------------------------------------------------------------
(dollars in thousands)                     November 2, 2003    October 27, 2002
--------------------------------------------------------------------------------
Net income (loss)                         $         2,735        $      (29,826)
Gain (loss) on foreign currency contracts,
   net of taxes:
    Net changes in fair value                           0                    35
    Net loss reclassified into earnings                 0                    (7)
Gain (loss) in fair value of short-term investments   (57)                    0
--------------------------------------------------------------------------------
Net comprehensive income (loss)           $         2,678               (29,798)

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

                                                     Three months ended
--------------------------------------------------------------------------------

(dollars in thousands)                     November 2, 2003    October 27, 2002
--------------------------------------------------------------------------------

Weighted average common
        shares outstanding, basic                  11,524                11,483
Effect of dilutive stock options                      250                     0
--------------------------------------------------------------------------------
Weighted average common
        shares outstanding, diluted                11,774                11,483
--------------------------------------------------------------------------------

        Options to purchase 326,625 shares and 388,375 shares of common stock were not included in the computation of diluted income per share for the three months ended November 2, 2003 and October 27, 2002, respectively, because the exercise price of the options was greater than the average market price of the common shares.

         For the three months ended October 27, 2002 options to purchase 271,476 shares were not included in the computation of diluted net loss per share because the company incurred a net loss for the quarter.


                                                    Six months ended
--------------------------------------------------------------------------------
(dollars in thousands)                  November 2, 2003       October 27, 2002
--------------------------------------------------------------------------------

Weighted average common
        shares outstanding, basic             11,519                  11,433
Effect of dilutive stock options                 199                       0
--------------------------------------------------------------------------------
Weighted average common
        shares outstanding, diluted           11,718                  11,433
--------------------------------------------------------------------------------

     Options to purchase 462,412 shares and 357,625 shares of common stock were not included in the computation of diluted income per share for the six months ended November 2, 2003 and October 27, 2002, respectively, because the exercise price of the options was greater than the average market price of the common shares.

     For the six months ended October 27, 2002 options to purchase 345,536 shares were not included in the computation of diluted net loss per share because the company incurred a net loss for the quarter.

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

     Net sales and gross profit for the company's operating segments follow:

                                                    Three  months ended
--------------------------------------------------------------------------------
(dollars in thousands)                      November 2, 2003   October 27, 2002
--------------------------------------------------------------------------------
Net sales:
     Upholstery Fabrics                   $        55,943         $      58,480
     Mattress Ticking                              26,788                25,260
--------------------------------------------------------------------------------
                                          $        82,731         $      83,740
--------------------------------------------------------------------------------
Gross Profit:
     Upholstery Fabrics                   $        10,409         $       7,650
     Mattress Ticking                               6,329                 6,093
--------------------------------------------------------------------------------
                                          $        16,738         $      13,743
--------------------------------------------------------------------------------


     Net sales and gross profit for the company's operating segments follow:

                                                      Six  months ended
--------------------------------------------------------------------------------

(dollars in thousands)                      November 2, 2003   October 27, 2002
--------------------------------------------------------------------------------

Net sales:
     Upholstery Fabrics                   $       102,399         $     118,458
     Mattress Ticking                              54,008                51,290
--------------------------------------------------------------------------------
                                          $       156,407         $     169,748
--------------------------------------------------------------------------------
Gross Profit:
     Upholstery Fabrics                   $       15,816          $      15,651
     Mattress Ticking                             12,401                 11,946
--------------------------------------------------------------------------------
                                          $       28,217          $      27,597
--------------------------------------------------------------------------------

       Identifiable assets, consisting of accounts receivable, inventories, property, plant and equipment and goodwill, for the company's operating segments follow:

--------------------------------------------------------------------------------

(dollars in thousands)                      November 2, 2003    April 27, 2003
--------------------------------------------------------------------------------

     Upholstery Fabrics                   $       120,495        $      124,889
     Mattress Ticking                              55,154                51,124
--------------------------------------------------------------------------------
                                          $       175,649        $      176,013
    Non-identifiable assets
      Cash and cash equivalents                    16,623                14,355
      Short-term investments                       15,134                10,043
      Deferred income taxes                        12,303                12,303
      Other current assets                          3,211                 3,204
      Other assets                                  1,892                 2,235
--------------------------------------------------------------------------------
      Total assets                        $       224,812        $      218,153
================================================================================

13. Cumulative Effect of Accounting Change

     The company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective April 29, 2002. SFAS No. 142 requires that goodwill no longer be amortized and that goodwill be tested for impairment by comparing each reporting unit's carrying value to its fair value. SFAS No. 142 requires that any goodwill impairment loss recognized as a result of initial application be reported as a change in accounting principle, and that the income per share effects of the accounting change be separately disclosed. For the initial application of SFAS No. 142, an independent business valuation specialist was engaged to assist the company in the determination of the fair market value of the Culp Decorative Fabrics (CDF) division because of the significance of the goodwill associated with the division and due to its operating performance for fiscal 2002 and 2001. The fair value of the CDF division as determined using several different valuation methods, including comparable companies, comparable transactions and discounted cash flow analysis, was determined to be less than its carrying value. Accordingly, the company recorded a goodwill impairment charge of $37.6 million ($24.2 million net of taxes of $13.4 million), or $2.11 per share diluted, related to the goodwill associated with the CDF division during the first quarter of fiscal 2003. After the goodwill impairment charge, the company's goodwill by division is: Culp Decorative Fabrics - $4.4 million, Culp Yarn - $700,000 and Culp Home Fashions - $4.1 million.

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

     The following tables set forth the company's sales and gross profit by segment/division and international sales by geographic area for the three and six months ended November 2, 2003 and October 27, 2002.

                                   CULP, INC.
                    SALES / GROSS PROFIT BY SEGMENT/DIVISION
    FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 2, 2003 AND OCTOBER 27, 2002

                             (Amounts in thousands)

                                                                  THREE MONTHS ENDED (UNAUDITED)
                                           -----------------------------------------------------------------------------
                                                   Amounts                                  Percent of Total Sales
                                           -------------------------                  ---------------------------------
                                           November 2,    October 27,      % Over         November 2,       October 27,
Segment/Division Sales                        2003           2002          (Under)           2003               2002
--------------------------------------     -----------    ----------     ---------    ----------------   --------------
Upholstery Fabrics
    Culp Decorative Fabrics            $       30,821        33,904        (9.1)%             37.3 %           40.5 %
    Culp Velvets/Prints                        23,484        23,330         0.7 %             28.4 %           27.9 %
    Culp Yarn                                   1,638         1,246        31.5 %              2.0 %            1.5 %
                                           -----------    ----------     ---------    ----------------   --------------
                                               55,943        58,480        (4.3)%             67.6 %           69.8 %
Mattress Ticking
     Culp Home Fashions                        26,788        25,260         6.0 %             32.4 %           30.2 %
                                           -----------    ----------     ---------    ----------------   --------------

                                       $       82,731        83,740        (1.2)%            100.0 %          100.0 %
                                           ===========    ==========     =========    ================   ==============



Segment Gross Profit                                                                         Gross Profit Margin
--------------------------------------                                                ---------------------------------

Upholstery Fabrics                     $       10,409         7,650  (1)   36.1 %             18.6 %           13.1 %

Mattress Ticking                                6,329         6,093         3.9 %             23.6 %           24.1 %
                                           -----------    ----------     ---------    ----------------   --------------

Gross profit                           $       16,738        13,743        21.8 %             20.2 %           16.4 %
                                           ===========    ==========     =========    ================   ==============


                                                                    SIX MONTHS ENDED (UNAUDITED)
                                           -----------------------------------------------------------------------------
                                                   Amounts                                   Percent of Total Sales
                                           -------------------------                  ---------------------------------
                                           November 2,    October 27,     % Over         November 2,        October 27,
Segment/Division Sales                        2003          2002          (Under)           2003               2002
--------------------------------------     -----------    ----------     ---------    ----------------   --------------
Upholstery Fabrics
    Culp Decorative Fabrics            $       58,829        68,675       (14.3)%             37.6 %           40.5 %
    Culp Velvets/Prints                        40,324        46,437       (13.2)%             25.8 %           27.4 %
    Culp Yarn                                   3,246         3,346        (3.0)%              2.1 %            2.0 %
                                           -----------    ----------     ---------    ----------------   --------------
                                              102,399       118,458       (13.6)%             65.5 %           69.8 %
Mattress Ticking
     Culp Home Fashions                        54,008        51,290         5.3 %             34.5 %           30.2 %
                                           -----------    ----------     ---------    ----------------   --------------

                                       $      156,407       169,748        (7.9)%            100.0 %          100.0 %
                                           ===========    ==========     =========    ================   ==============



Segment Gross Profit                                                                            Gross Profit Margin
--------------------------------------                                                ---------------------------------

Upholstery Fabrics                     $       15,816        15,651  (1)    1.1 %             15.4 %           13.2 %

Mattress Ticking                               12,401        11,946         3.8 %             23.0 %           23.3 %
                                           -----------    ----------     ---------    ----------------   --------------

Gross profit                           $       28,217        27,597         2.2 %             18.0 %           16.3 %
                                           ===========    ==========     =========    ================   ==============


(1)  Gross profit includes $1.2 million of restructuring related charges

                                 CULP, INC.
                     INTERNATIONAL SALES BY GEOGRAPHIC AREA
 FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 2, 2003 AND OCTOBER 27, 2002

                             (Amounts in thousands)

                                                            THREE MONTHS ENDED (UNAUDITED)
                                                   --------------------------------------------------

                                                              Amounts
                                                   --------------------------------
                                                     November 2,       October 27,       % Over
               Geographic Area                          2003              2002           (Under)
----------------------------------------------     ---------------   --------------    -----------
North America (Excluding USA)                  $            7,048           8,424        (16.3)%
Far East & Asia                                             1,907           1,549         23.1 %
All other areas                                               445           1,239        (64.1)%
                                                   ---------------   --------------    -----------

                                               $            9,400          11,211        (16.2)%
                                                   ===============   ==============    ===========

                       Percent of total sales               11.4%           13.4%


                                                              SIX MONTHS ENDED (UNAUDITED)
                                                   --------------------------------------------------

                                                              Amounts
                                                   --------------------------------
                                                     November 2,       October 27,       % Over
               Geographic Area                          2003              2002           (Under)
----------------------------------------------     ---------------   --------------    -----------
North America (Excluding USA)                  $           13,420          15,974        (16.0)%
Far East & Asia                                             3,301           2,983         10.6 %
All other areas                                               872           2,676        (67.4)%
                                                   ---------------   --------------    -----------

                                               $           17,593          21,634        (18.7)%
                                                   ===============   ==============    ===========

                       Percent of total sales               11.2%           12.7%


Three and Six Months ended November 2, 2003 compared with Three and Six Months ended October 27, 2002

     For the second quarter of fiscal 2004, net sales decreased 1.2% to $82.7 million; and the company reported net income of $3.1 million or $0.27 per share diluted, compared with a net loss of $6.6 million or $0.57 per share diluted in the second quarter of fiscal 2003. For the first six months of fiscal 2004, net sales decreased 7.9% to $156.4 million; and the company reported net income of $2.7 million or $0.23 per share diluted, compared to a loss before the cumulative effect of accounting change of $5.7 million or $.50 per share diluted, for the same period last year. Including the cumulative effect of accounting change, the company reported a net loss for the first six months of fiscal 2003 of $29.8 million, or $2.61 per share. In the first quarter of 2003, the company recorded a non-cash goodwill impairment charge, net of income taxes, of $24.2 million, or $2.11 per share diluted. Additionally, the financial results for the second quarter and first six months of fiscal 2003 included $14.5 million in restructuring and related charges. As reflected in the financial statements for fiscal 2003, restructuring and related charges were recorded as $13.3 million in the line item "restructuring expense" and $1.2 million in "cost of sales," reducing net income by $8.9 million, net of taxes (or $0.77 per share). Year- to-date for fiscal 2004 included 27 weeks versus 26 weeks for the same period of fiscal 2003.


UPHOLSTERY FABRIC SEGMENT

     Net Sales -- Upholstery fabric sales for the second quarter of fiscal 2004 decreased 4.3% to $55.9 million when compared to the second quarter of fiscal 2003. The 4.3% decline is a substantial improvement over the 22.5% decrease in the first quarter of fiscal 2004 and the 17.2% decrease in the fourth quarter of fiscal 2003. Year-to-date upholstery fabric sales decreased 13.6% to $102.4 million when compared to the same period last year. Most of this year-over-year decrease occurred in the first quarter and was due primarily to the overall general weakness in consumer demand for furniture. Additional factors that are likely affecting demand for upholstery fabrics thus far in fiscal 2004 are (1) an increase in consumer preference for leather furniture (which has been decreasing in price at retail due to increasing imports), and (2) an increase in imported upholstery fabrics, both in "piece goods" and "cut and sewn kits."

Upholstery  fabric yards sold during the second quarter were 13.1 million versus
14.1 million in the second quarter of fiscal 2003, a decline of 7.1%. Average selling price was $4.13 for the second quarter compared with $4.05 in the same quarter of last year, an increase of 2.0%, due to higher selling prices in the Culp Decorative Fabrics (CDF) division.


     Gross Profit -- Gross profit for the second quarter of fiscal 2004 was $10.4 million, or 18.6%, versus $7.7 million, or 13.1%, for the same quarter of last year. For the first six months of fiscal 2004, upholstery gross profit was $15.8 million, or 15.4% compared with $15.7 million, or 13.2% in the same period last year. Restructuring related charges of $1.2 million were included in gross profit for the second quarter and first six months of fiscal 2003. The increase in gross profit and margins for the second quarter reflects higher capacity utilization and gains in manufacturing operating efficiencies within the CDF division. Year-to-date fiscal 2004 gross profit performance as compared with the year earlier period was negatively affected by the significant decline in sales of velvet fabrics during the first quarter.


     China Operations -- The start up of the company's China operation is generally proceeding in accordance with previously announced plans, although delays of one to two months were experienced in receiving some manufacturing equipment. The equipment has been received, and installation is expected to be completed within two months. During the third quarter, the company expects to begin incoming fabric inspection and testing, and to start shipping fabric to customers. Limited finishing operations are anticipated to begin in the fourth quarter of this fiscal year. As expected, the company is experiencing modest operating losses in its China operation during the start up phase, which is expected to be completed by the end of this fiscal year, although some level of operating losses from the China operation is expected to continue until some time in fiscal 2005.


MATTRESS TICKING SEGMENT

     Net Sales -- Mattress ticking sales for the second quarter of fiscal 2004 increased 6.0% to $26.8 million, and sales for the first six months of fiscal 2004 increased 5.3% to $54.0 million. This sales improvement is due to better industry demand and continued market share gains with key customers. The sales gain in this segment for the fiscal year to date (5.3%) is especially noteworthy because it is occurring during the bedding industry's transition to selling predominately one-sided mattresses, which utilizes about one-third less mattress ticking. This transition at retail began in mid to late calendar year 2002 and is expected to continue through early calendar year 2005.

     Mattress  ticking yards sold during the second  quarter of fiscal 2004 were
10.9 million compared with 10.1 million yards in the second quarter of last year. The average selling price was $2.43 for the second quarter, compared to $2.48 in the same quarter last year. The slight decrease from last year's same quarter and the first quarter of this year is due to product mix and a higher concentration of closeout sales this quarter.

     Gross Profit -- For the second quarter of fiscal 2004, the mattress ticking segment reported gross profit dollars and margins of $6.3 million and 23.6%, respectively, compared with $6.1 million and 24.1% for the same period of last year. For the first six months of fiscal 2004, gross profit dollars increased 3.8% to $12.4 million when compared to the same period last year, while the gross profit margin declined slightly to 23.0% from 23.3% the previous year.


OTHER CORPORATE EXPENSES

     Selling, General and Administrative Expenses. SG&A expenses of $10.3 million for the second quarter increased approximately $800,000, or 8.6%, from the prior year amount. As a percent of net sales, SG&A expenses increased to 12.4% from 11.3% the previous year. SG&A expenses in the second quarter included higher professional fees and higher bad debt expense. In the second quarter of fiscal 2003, SG&A expenses included a credit to bad debt expense resulting from a net reduction of $424,000 in the allowance for doubtful accounts, due to a reduction in past due balances. Bad debt expense in the second quarter of fiscal 2004 was $122,000. Year-to-date SG&A expenses increased 4.5% to $20.8 million due primarily to the reasons addressed above.

     Interest Expense (Income). Interest expense for the second quarter declined to $1.5 million from $1.7 million the previous year due to lower borrowings outstanding. Interest income of $121,000 was unchanged from the previous year. The effect on interest income earned of a higher average invested cash balance for fiscal 2004 was offset by lower interest rates earned in fiscal 2004 as compared to the same period last year. Lower borrowings outstanding also impacted interest expense for the first six months of fiscal 2004, which was down 16% to $3.0 million compared to the year earlier period. Interest income for the first six months of fiscal 2004 decreased 10.3% to $243,000 due principally to lower interest rates earned on cash balances.

     Other Expense. Other expense for the second quarter of fiscal 2004 totaled $62,000 compared with $242,000 in the prior year. The decrease was principally due to 1) lower amortization expense related to reduced amounts of debt issue costs and 2) lower fees associated with foreign currency contracts for inventory purchases, offset somewhat by 3) the unfavorable impact of a higher Canadian exchange rate. Year-to-date other expense decreased 32.2% to $307,000 due primarily to the reasons addressed above.

     Income Taxes. The effective tax rate (taxes as a percentage of pretax income (loss)) for the first six months of fiscal 2004 was 37%, compared with 39.9% for the first six months of fiscal 2003. The higher rate for the prior year period reflects the increased tax benefits related to the company's loss in the U.S. resulting from the restructuring charges recorded in the second quarter.


Liquidity and Capital Resources

     Liquidity - The company's sources of liquidity include cash, cash equivalents, short-term investments, cash flow from operations and amounts available under its revolving credit line. These sources have been adequate for day-to-day operating and capital expenditures. The company expects these sources of liquidity to continue to be adequate for the foreseeable future. Cash, cash equivalents and short-term investments as of November 2, 2003 increased to $31.8 million from $24.4 million at the end of fiscal 2003, reflecting free cash flow of $7.2 million for the first six months of fiscal 2004 (see discussion of free cash flow below).

     Accounts receivable as of November 2, 2003 decreased 4.6% from the year-earlier level, principally due to an increase in the number of customers taking the cash discount for shorter payment terms. Days sales outstanding totaled 34 days at November 2, 2003 compared with 36 a year ago. Inventories at the close of the second quarter decreased 1.3% from a year ago. Inventory turns for the second quarter were 5.1 versus 4.9 for the year-earlier period. Operating working capital (comprised of accounts receivable, inventory and accounts payable-trade) was $61.3 million at November 2, 2003, down from $68.5 million a year ago.

     Financing Arrangements -- The company's $76.6 million in long-term debt is unsecured and is comprised of a $75.0 million term loan, with a fixed interest rate of 7.76%, and a $1.6 million non-interest bearing term loan with the Canadian government. Additionally, the company has a $15.0 million revolving credit line with a bank, of which no balance is outstanding at November 2, 2003. The bank agreement expires in August, 2004. The first scheduled principal payment on the $75.0 million term loan is due March 2006 in the amount of $11.0 million. The Canadian government loan is repaid in annual installments of approximately $500,000 per year.

     The company's long-term debt to capital ratio was 43.7% compared with 51.7% for the same period last year. The company was in compliance with all financial covenants in its loan agreements as of November 2, 2003.

     Capital Expenditures. -- Capital spending for the first six months of fiscal 2004 was $3.0 million. Depreciation for the first six months of fiscal 2004 was $6.9 million, and is estimated at $14.0 million for the full fiscal year. For fiscal 2004, the company's capital expenditures budget is $8.0 million, of which $3.0 million is related to the company's China operations. The China investment includes manufacturing equipment and leasehold improvements.

     Free Cash Flow. - Free cash flow is a non-GAAP performance measure that management believes provides useful information to investors because it measures the company's available cash flow for potential debt repayment, stock repurchases and additions to cash, cash equivalents and short-term investments. Free cash flow was $7.2 million for the first six months of fiscal 2004 compared with $14.0 million for the same period last year. For fiscal 2004, the company believes free cash flow will be substantially less than fiscal 2003 primarily because the company does not expect the continued significant reduction in working capital experienced in each of the previous three years. In addition, the company will have higher payments on vendor-financed capital expenditures.

     A reconciliation of net cash provided by operating activities to free cash flow is set forth below:


     (dollars in thousands)                            Six months ended
--------------------------------------------------------------------------------
                                            November 2, 2003   October 27, 2002

--------------------------------------------------------------------------------
    Net cash provided by operating activities       $11,450        $17,829
       Minus: Capital expenditures                   (2,954)        (3,566)
       Minus: Payments on vendor-financed capital
               expenditures                          (1,254)          (247)

--------------------------------------------------------------------------------
        Free Cash Flow                              $7, 242        $14,016

--------------------------------------------------------------------------------


BUSINESS OUTLOOK

     While the overall residential furniture and bedding industry demand improved during the second quarter, as expected, there still does not appear to be a sustainable trend in incoming business, particularly in upholstery fabrics. Therefore, the company expects that third quarter sales will decrease moderately from the same quarter of last year. Mattress ticking segment sales are expected to increase in the third quarter, although at a lower rate than the 6.0% growth in the second quarter. Upholstery fabric segment sales are expected to decline from the same quarter of last year at a higher rate than the 4.3% in the second quarter, due primarily to softness in incoming orders of the segment's Culp Decorative Fabrics (CDF) division. With these sales expectations and industry outlook, the company expects to report net income for the third quarter in the range of $0.13 to $0.17 per diluted share, with actual results depending upon the level of demand throughout the quarter.

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

Critical Accounting Policies and Recent Accounting Developments

     The company considered the disclosure requirements of Financial Reporting Release No. 60 regarding critical accounting policies and Financial Reporting Release No. 61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that there were no material changes during the first six months of fiscal 2004 that would warrant further disclosure beyond those matters previously disclosed in the company's Annual Report on Form 10-K for the year ended April 27, 2003.

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



Item 3.  Quantitative and Qualitative Disclosures About Market Risk


     The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin under the company's revolving credit agreement. As of November 2, 2003 there were no borrowings outstanding under the company's revolving credit agreement. Additionally, approximately 98% of the company's long-term debt is at a fixed rate. Thus, any reasonable forseeable change in interest rates would have no material effect on the company's interest expense.

     The company's exposure to fluctuations in foreign currency exchange rates is due primarily to a foreign subsidiary domiciled in Canada and firmly committed and anticipated purchases of certain machinery, equipment and raw materials in foreign currencies. The company's Canadian subsidiary uses the United States dollar as its functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with the Canadian subsidiary. However, the company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firmly committed and anticipated purchases of certain machinery, equipment and raw materials. The amount of Canadian-denominated sales and manufacturing costs are not material to the company's total sales and total manufacturing costs. Therefore, a 10% change in the exchange rate at November 2, 2003 would not have a material impact on the company's results of operations or financial position. Additionally, as the company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by an increase in the value of the underlying exposure.


Item 4.  Controls and Procedures

     The company conducted a review and evaluation of its disclosure controls and procedures, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer as of November 2, 2003, and the Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures are adequate and effective.

Part II - Other Information
-----------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the company was held in High Point, North Carolina on September 23, 2003. Of the 11,515,459 shares of common stock outstanding on the record date of July 25, 2003, 10,800,194 shares were present in person or by proxy.

At the Annual Meeting, shareholders voted on:

o the election of three directors: Robert G. Culp, III, Patrick B. Flavin and Patrick H. Norton

o ratification of the appointment of KPMG LLP as the independent auditors of the company for the current fiscal year,

A. Proposal for Election of Directors:

          Robert G. Culp, III                     Patrick B. Flavin
          For                10,510,008           For                10,519,333
          Abstain               290,186           Abstain               280,861

          Patrick H. Norton
          For                10,520,208
          Abstain               279,986

B. Proposal to ratify the election of KPMG LLP as independent auditors of the company for fiscal year 2004:

          For                10,760,224
          Against                37,157
          Abstain                 2,813

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.


(b)   Reports on Form 8-K:

The following reports on Form 8-K were furnished during the period covered by this report:

     Form 8-K dated August 26, 2003, included under Item 12, Results of Operations and Financial Condition, the Company's press release for quarterly earnings and the Financial Information Release relating to certain financial information for the quarter ended August 3, 2003.

     Form 8-K dated October 15, 2003 containing a press release updating projected earnings for the second quarter ended November 2, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CULP, INC.
                                    (Registrant)


Date:   December 17, 2003            By: /s/ Franklin N. Saxon
                                             -----------------
                                             Franklin N. Saxon
                                             Executive Vice President and Chief
                                             Financial Officer

                                             (Authorized to sign on behalf
                                             of the registrant and also sign-
                                             ing as principal financial officer)