Form 10-Q
period 2004-02-01
CULP INC
filed 2004-03-17
CIK 723603

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended February 1, 2004

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

            Common shares outstanding at February 1, 2004: 11,528,834
                                 Par Value: $.05

                               INDEX TO FORM 10-Q
                      For the period ended February 1, 2004

Part I -  Financial Statements.                                          Page
------------------------------------------                              -------

Item 1.    Unaudited Interim Consolidated Financial Statements:

Consolidated Statements of Income (Loss)--Three and Nine Months Ended
February 1, 2004 and January 26, 2003                                     I-1

Consolidated Balance Sheets February 1, 2004, January 26, 2003 and
   April 27, 2003                                                         I-2

Consolidated Statements of Cash Flows--Nine Months Ended
   February 1, 2004 and January 26, 2003                                  I-3

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

Item 2.   Management's Discussion and Analysis of Financial               I-17
Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About                  I-25
Market Risk

Item 4.   Controls and Procedures                                         I-25

Part II - Other Information
------------------------------------
Item 6.   Exhibits and Reports on Form 8-K                                II-1

Signature                                                                 II-2

                                   CULP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 1, 2004 AND JANUARY 26, 2003
                                    Unaudited
                (Amounts in Thousands, Except for Per Share Data)

                                                                                       THREE MONTHS ENDED
                                                     -------------------------------------------------------------------------------

                                                                Amounts                                       Percent of Sales
                                                     -----------------------------                    ------------------------------
                                                     February 1,     January 26,         % Over         February 1,      January 26,
                                                         2004            2003           (Under)            2004             2003
                                                     -------------   -------------   -------------    -------------    -------------
Net sales                                        $         76,561          79,492        (3.7) %          100.0 %          100.0 %
Cost of sales                                              62,093          65,704        (5.5) %           81.1 %           82.7 %
                                                     -------------   -------------   -------------    -------------    -------------
          Gross profit                                     14,468          13,788         4.9  %           18.9 %           17.3 %

Selling, general and
  administrative expenses                                  10,282           9,798         4.9  %           13.4 %           12.3 %
Restructuring expense                                           0            (354)     (100.0) %            0.0 %           (0.4)%
                                                     -------------   -------------   -------------    -------------    -------------
          Income  from operations                           4,186           4,344         3.6  %            5.5 %            5.5 %

Interest expense                                            1,534           1,665        (7.9) %            2.0 %            2.1 %
Interest income                                              (113)           (143)      (21.0) %           (0.1)%           (0.2)%
Early extinguishment of debt                                1,672               0       100.0  %            2.2 %            0.0 %
Other expense (income), net                                   229             192        19.3  %            0.3 %            0.2 %
                                                     -------------   -------------   -------------    -------------    -------------
          Income before income taxes                          864           2,630       (67.1) %            1.1 %            3.3 %

Income taxes*                                                 112             963       (88.4) %           13.0 %           36.6 %
                                                     -------------   -------------   -------------    -------------    -------------

          Net income                             $            752           1,667       (54.9) %            1.0 %            2.1 %
                                                     =============   =============   =============    =============    =============

Net income per share-basic                                  $0.07           $0.15       (53.3) %
Net income per share-diluted                                $0.06           $0.14       (57.1) %
Average shares outstanding-basic                           11,529          11,485         0.4  %
Average shares outstanding-diluted                         11,859          11,714         1.2  %



                                                                                      NINE MONTHS ENDED
                                                     ------------------------------------------------------------------------------

                                                                Amounts                                        Percent of Sales
                                                     -----------------------------                    ------------------------------
                                                     February 1,     January 26,         % Over         February 1,      January 26,
                                                         2004            2003           (Under)            2004             2003
                                                     -------------   -------------   -------------    -------------    -------------

Net sales                                        $        232,968         249,240        (6.5) %          100.0 %          100.0 %
Cost of sales                                             190,283         207,855        (8.5) %           81.7 %           83.4 %
                                                     -------------   -------------   -------------    -------------    -------------
          Gross profit                                     42,685          41,385         3.1  %           18.3 %           16.6 %

Selling, general and
  administrative expenses                                  31,089          29,716         4.6  %           13.3 %           11.9 %
Restructuring expense                                           0          13,006      (100.0) %            0.0 %            5.2 %
                                                     -------------   -------------   -------------    -------------    -------------
          Income (loss) from operations                    11,596          (1,337)      967.3  %            5.0 %           (0.5)%

Interest expense                                            4,540           5,244       (13.4) %            1.9 %            2.1 %
Interest income                                              (356)           (414)      (14.0) %           (0.2)%           (0.2)%
Early extinguishment of debt                                1,672               0       100.0  %            0.7 %            0.0 %
Other expense (income), net                                   536             645       (16.9) %            0.2 %            0.3 %
                                                     -------------   -------------   -------------    -------------    -------------
          Income (loss) before income taxes                 5,204          (6,812)      176.4  %            2.2 %           (2.7)%

Income taxes*                                               1,717          (2,804)      161.2  %           33.0 %           41.2 %
                                                     -------------   -------------   -------------    -------------    -------------
Income (loss) before cumulative effect of
   accounting change                                        3,487          (4,008)      187.0  %            1.5 %           (1.6)%
                                                                                                      =============    =============

Cumulative effect of accounting change,
   net of income taxes                                          0         (24,151)
                                                     -------------   -------------

          Net income (loss)                      $          3,487         (28,159)
                                                     =============   =============

Basic income (loss) per share:
          Income (loss) before cumulative
          effect of accounting change            $           0.30           (0.35)       186.5  %
          Cumulative effect of accounting change             0.00           (2.11)       100.0  %
                                                     -------------   -------------   -----------
          Net income (loss)                      $           0.30           (2.46)       112.3  %
                                                     =============   =============   ===========

Diluted income (loss) per share:
          Income (loss) before cumulative
          effect of accounting change            $           0.30           (0.35)       184.7  %
          Cumulative effect of accounting change             0.00           (2.11)       100.0  %
                                                     -------------   -------------   -----------
          Net income (loss)                      $           0.30           (2.46)       112.1  %
                                                     =============   =============   ===========

Average shares outstanding-basic                           11,522          11,450          0.6  %
Average shares outstanding-diluted                         11,764          11,450          2.7  %


 *Percent of sales column for income taxes is calculated as a % of income (loss) before income taxes.

 See accompanying notes to consolidated financial statements

                                   CULP, INC.
                           CONSOLIDATED BALANCE SHEETS
              FEBRUARY 1, 2004, JANUARY 26, 2003 AND APRIL 27, 2003
                                    Unaudited
                             (Amounts in Thousands)

                                                             Amounts                          Increase
                                                ---------------------------------            (Decrease)
                                                   February 1,      January 26,    ---------------------------------   * April 27,
                                                       2004             2003               Dollars          Percent         2003
                                                --------------    -------------    --------------    ---------------    ------------
Current assets
     Cash and cash equivalents               $          8,932           38,480          (29,548)          (76.8)%           14,355
     Short-term investments                                 0                0                0             0.0 %           10,043
     Accounts receivable                               28,282           32,427           (4,145)          (12.8)%           32,259
     Inventories                                       52,000           53,560           (1,560)           (2.9)%           49,552
     Deferred income taxes                             12,303            9,447            2,856            30.2 %           12,303
     Other current assets                               2,610            5,892           (3,282)          (55.7)%            3,204
                                                --------------    -------------    --------------    ---------------    ------------
                Total current assets                  104,127          139,806          (35,679)          (25.5)%          121,716

Property, plant & equipment, net                       78,909           85,396           (6,487)           (7.6)%           84,962
Goodwill                                                9,240            9,240                0             0.0 %            9,240
Other assets                                            1,577            2,311             (734)          (31.8)%            2,235
                                                --------------    -------------    --------------    ---------------    ------------

                Total assets                 $        193,853          236,753          (42,900)          (18.1)%          218,153
                                                ==============    =============    ==============    ===============    ============



Current liabilities
     Current maturities of long-term debt    $            544           13,133          (12,589)          (95.9)%              500
     Accounts payable                                  17,790           21,924           (4,134)          (18.9)%           19,874
     Accrued expenses                                  12,901           14,646           (1,745)          (11.9)%           14,071
     Accrued restructuring                              6,353            8,465           (2,112)          (24.9)%            7,743
     Income taxes payable                               2,428                0            2,428           100.0 %              349
                                                --------------    -------------    --------------    ------------       ------------
                Total current liabilities              40,016           58,168          (18,152)          (31.2)%           42,537

Long-term debt                                         50,519           83,008          (32,489)          (39.1)%           76,000

Deferred income taxes                                   3,851            3,502              349            10.0 %            3,851
                                                --------------    -------------    --------------    ---------------    ------------
                Total liabilities                      94,386          144,678          (50,292)          (34.8)%          122,388

Shareholders' equity                                   99,467           92,075            7,392             8.0 %           95,765
                                                --------------    -------------    --------------    ---------------    ------------

                Total liabilities and
                shareholders' equity         $        193,853          236,753          (42,900)          (18.1)%          218,153
                                                ==============    =============    ==============    ===============    ============

Shares outstanding                                     11,529           11,487               42             0.4 %           11,515
                                                ==============    =============    ==============    ===============    ============


 * Derived from audited financial statements

 See accompanying notes to consolidated financial statements

                                   CULP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED FEBRUARY 1, 2004 AND JANUARY 26, 2003
                                    Unaudited
                             (Amounts in Thousands)

                                                                             NINE MONTHS ENDED
                                                                       ------------------------------
                                                                                  Amounts
                                                                       ------------------------------
                                                                        February 1,     January 26,
                                                                           2004             2003
                                                                       --------------   -------------
Cash flows from operating activities:
    Net income (loss)                                                  $     3,487         (28,159)
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
           Cumulative effect of accounting change, net of income taxes           0          24,151
           Depreciation                                                     10,294          10,554
           Amortization of other assets                                        136             286
           Stock-based compensation                                            157             158
           Restructuring expense                                                 0          13,006
           Changes in assets and liabilities:
               Accounts receivable                                           3,977          10,939
               Inventories                                                  (2,448)          4,339
               Other current assets                                            594          (1,885)
               Other assets                                                    522             295
               Accounts payable                                                544          (5,477)
               Accrued expenses                                             (1,170)         (1,551)
               Accrued restructuring expenses                               (1,390)         (2,792)
               Income taxes payable                                          2,079               0
                                                                       --------------   -------------
                  Net cash provided by operating activities                 16,782          23,864
                                                                       --------------   -------------

Cash flows used in investing activities:
    Capital expenditures                                                    (4,097)         (5,224)
    Proceeds from the sale of short-term investments                        10,043               0
                                                                       --------------   -------------
                  Net cash provided by (used in) investing activities        5,946          (5,224)
                                                                       --------------   -------------

Cash flows used in financing activities:
    Payments on vendor-financed capital expenditures                        (2,772)           (778)
    Principal payments of long-term debt                                   (25,437)        (12,343)
    Proceeds from common stock issued                                           58             968
                                                                       --------------   -------------
                  Net cash used in financing activities                    (28,151)        (12,153)
                                                                       --------------   -------------

Increase (decreases) in cash and cash equivalents                           (5,423)          6,487

Cash and cash equivalents at beginning of period                            14,355          31,993
                                                                       --------------   -------------

Cash and cash equivalents at end of period                             $     8,932          38,480
                                                                       ==============   =============

See accompanying notes to consolidated financial statements

                                   CULP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

(Dollars in thousands, except share and per share data)

                                                                   Capital                            Accumulated
                                            Common Stock         Contributed                             Other           Total
                                    ---------------------------   in Excess    Unearned    Retained   Comprehensive  Shareholders'
                                       Shares          Amount   of Par Value Compensation  Earnings      Income          Equity
----------------------------------- --------------- ----------- ------------ ------------  ----------- --------------  -------------
Balance,  April 28, 2002               11,319,584    $   566        38,375       (769)      80,886              7     $    119,065
    Net loss                                                                               (24,887)                        (24,887)
    Net loss on cash flow hedges                                                                               (7)              (7)
    Stock-based compensation                                                      210                                          210
    Common stock issued in connection
       with stock option plans            195,875         10         1,374                                                   1,384
----------------------------------- ---------------- ---------- ------------ ------------  ----------- --------------  -------------
Balance,  April 27, 2003               11,515,459    $   576        39,749       (559)      55,999              0     $     95,765
----------------------------------- ---------------- ---------- ------------ ------------  ----------- --------------  -------------
    Net income                                                                               3,487                           3,487
    Stock-based compensation                                                      157                                          157
    Common stock issued in connection
       with stock option plans             13,375          1            57                                                      58
----------------------------------- ---------------- ---------- ------------ ------------  ----------- --------------  -------------
Balance,  February 1, 2004             11,528,834    $   577        39,806       (402)      59,486              0      $    99,467
=================================== ================ ========== ============ ============  =========== ==============  =============

See accompanying notes to consolidated financial statements

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiaries (the "company") include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. All of these adjustments are of a normal recurring nature except as disclosed in notes 9 and 13 to the consolidated financial statements, which relate to fiscal 2003. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company's annual report on Form 10-K filed with the Securities and Exchange Commission on July 28, 2003 for the fiscal year ended April 27, 2003.

The company's nine months ended February 1, 2004 and January 26, 2003 represent 40 and 39 week periods, respectively.
================================================================================

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

     The following table illustrates the effect on net income and income per share if the company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, for the three months ended February 1, 2004 and January 26, 2003.

(dollars in thousands, except per share data)

                                       February 1, 2004         January 26, 2003
--------------------------------------------------------------------------------

Net income, as reported                 $        752             $       1,667

Add:  Total stock-based employee
compensation expense included in
net income, net of tax                            39                        17

Deduct:  Total stock-based employee
compensation expense determined under
fair value-based method for all awards,
net of tax                                      (116)                      (56)

--------------------------------------------------------------------------------
Pro forma net income                    $        675             $       1,627
--------------------------------------------------------------------------------
Income per share:
Basic - as reported                     $       0.07             $        0.15
Basic - pro forma                               0.06                      0.14
Diluted - as reported                           0.06                      0.14
Diluted - pro forma                             0.06                      0.14
--------------------------------------------------------------------------------



     The following table  illustrates the effect on net income (loss) and income
(loss) per share if the company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, for the nine months ended February 1, 2004 and January 26, 2003.

(dollars in thousands, except per share data)
                                      February  1, 2004         January 26, 2003
--------------------------------------------------------------------------------

Net income (loss), as reported         $        3,487             $    (28,159)

Add:  Total stock-based employee
compensation expense included in
net income (loss), net of tax                     105                       50

Deduct:  Total stock-based employee
compensation expense determined under
fair value-based method for all awards,
net of tax                                       (356)                    (169)

--------------------------------------------------------------------------------
Pro forma net income (loss)            $        3,236             $    (28,278)
--------------------------------------------------------------------------------
Income (loss) per share:
Basic - as reported                    $         0.30             $      (2.46)
Basic - pro forma                                0.28                    (2.47)
Diluted - as reported                            0.30                    (2.46)
Diluted - pro forma                              0.28                    (2.47)
--------------------------------------------------------------------------------

================================================================================


3.  Accounts Receivable

    A summary of accounts receivable follows:

--------------------------------------------------------------------------------

(dollars in thousands)                 February 1, 2004          April 27, 2003
--------------------------------------------------------------------------------

Customers                              $       30,864             $     34,580
Allowance for doubtful accounts                (1,673)                  (1,558)
Reserve for returns and allowances               (909)                    (763)
--------------------------------------------------------------------------------
                                       $       28,282             $     32,259



     A summary of the activity in the allowance for doubtful accounts follows:

                                                Nine months ended
--------------------------------------------------------------------------------

(dollars in thousands)                 February 1, 2004        January 26, 2003
--------------------------------------------------------------------------------

Beginning balance                       $      (1,558)            $     (2,465)
--------------------------------------------------------------------------------
(Provision for) reversal of bad debt
     expense                                     (162)                     512
Net write-offs                                     47                      328
--------------------------------------------------------------------------------

Ending balance                          $      (1,673)            $     (1,625)
================================================================================

4.  Inventories

     Inventories are carried at the lower of cost or market. Cost is determined for substantially all inventories using the LIFO (last-in, first-out) method.

      A summary of inventories follows:

--------------------------------------------------------------------------------

(dollars in thousands)                 February 1, 2004          April 27, 2003
--------------------------------------------------------------------------------

Raw materials                           $      22,174             $     23,269
Work-in-process                                 4,345                    2,917
Finished goods                                 25,481                   23,366
--------------------------------------------------------------------------------


Total inventories valued at FIFO               52,000                   49,552
Adjustments of certain inventories to LIFO          0                        0
--------------------------------------------------------------------------------
                                        $      52,000             $     49,552

================================================================================

5.  Accounts Payable

--------------------------------------------------------------------------------
        A summary of accounts payable follows:


(dollars in thousands)                 February 1, 2004          April 27, 2003
--------------------------------------------------------------------------------

Accounts payable-trade                  $      14,933             $     14,389
Accounts payable-capital expenditures           2,857                    5,485
--------------------------------------------------------------------------------
                                        $      17,790             $     19,874

================================================================================


6.  Accrued Expenses

        A summary of accrued expenses follows:
--------------------------------------------------------------------------------


(dollars in thousands)                 February 1, 2004          April 27, 2003
--------------------------------------------------------------------------------

Compensation, commissions and related
   benefits                             $       7,430             $      9,683
Interest                                        1,506                      763
Other                                           3,965                    3,625
--------------------------------------------------------------------------------
                                        $      12,901             $     14,071

================================================================================

7.  Long-Term Debt

        A summary of long-term debt follows:
--------------------------------------------------------------------------------


(dollars in thousands)                 February 1, 2004          April 27, 2003
--------------------------------------------------------------------------------

Unsecured term notes                     $     49,975             $     75,000
Canadian government loan                        1,088                    1,500

--------------------------------------------------------------------------------
                                               51,063                   76,500
Less current maturities                          (544)                    (500)
--------------------------------------------------------------------------------
                                         $     50,519             $     76,000
--------------------------------------------------------------------------------

     In August 2002, the company entered into an agreement with its principal bank lender that provides for a revolving loan commitment of $15.0 million, including letters of credit up to $2.5 million. Borrowings under the facility generally carry interest at the London Interbank Offered Rate plus an adjustable margin based upon the company's debt/EBITDA ratio, as defined by the agreement. As of February 1, 2004, there were $168,000 in outstanding letters of credit in support of inventory purchases and no borrowings outstanding under the agreement. The credit facility expires in August 2004.

     During the third quarter of fiscal 2004, the company elected to make a $25.0 million prepayment on the unsecured term notes. As a result of this prepayment, the company incurred a consent fee and prepayment premium of $1.3 million, additional debt issue cost amortization of $144,000 and approximately $202,000 in other professional fees. The remaining principal balance is payable over an average remaining term of five years beginning March 2006 through March 2010. Interest is payable semi-annually at a fixed coupon rate of 7.76%.

     The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At February 1, 2004, the company was in compliance with these financial covenants.

     The principal payment requirements of long-term debt during the next five fiscal years are: 2004 - $0; 2005 - $544,000; 2006 - $8,079,000; 2007 -
$7,535,000; and 2008 - $19,835,000.


8. Cash Flow Information

        Payments for interest and income taxes follow:
                                                  Nine months ended
--------------------------------------------------------------------------------

(dollars in thousands)                 February 1, 2004        January 26, 2003
--------------------------------------------------------------------------------

Interest                                $       3,835            $       3,954
Income tax refunds                               (362)                  (1,746)
--------------------------------------------------------------------------------

The non-cash portion of capital expenditures representing vendor financing totaled $331,000 and $3.7 million for the nine months ended February 1, 2004 and January 26, 2003, respectively.
================================================================================

9. Restructuring and Asset Impairment Charges

--------------------------------------------------------------------------------
    A summary of accrued restructuring follows:


(dollars in thousands)                 February 1, 2004          April 27, 2003
--------------------------------------------------------------------------------

Fiscal 2003 CDF                         $       5,833            $       6,989
Wet Printed Flock                                 486                      543
Fiscal 2001 CDF                                    34                      211
--------------------------------------------------------------------------------

                                        $       6,353             $      7,743
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

     As of February 1, 2004, assets classified as held for sale consisted of machinery and equipment with a value of $166,000 and are included in other assets. Management is actively marketing these assets and anticipates their successful disposal.

       The following summarizes the activity in the restructuring accrual:

--------------------------------------------------------------------------------
                                        Employee           Lease
                                       Termination    Termination and
(dollars in thousands)                  Benefits     Other Exit Costs     Total
--------------------------------------------------------------------------------
Accrual established in fiscal 2003   $  1,972         $  7,194          $ 9,166

Paid in fiscal 2003                    (1,228)            (949)          (2,177)
--------------------------------------------------------------------------------

Balance, April 27, 2003                   744            6,245            6,989
Paid in fiscal 2004                      (354)            (802)          (1,156)
--------------------------------------------------------------------------------
Balance, February 1, 2004            $    390         $  5,443          $ 5,833

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

     As of February 1, 2004, assets classified as held for sale, including a building, machinery and equipment of $170,000 are included in other assets. Management is actively marketing these assets and anticipates their successful disposal.

        The following summarizes the activity in the CVP restructuring accrual:

--------------------------------------------------------------------------------

                                      Employee            Lease
                                     Termination     Termination and
  (dollars in thousands)              Benefits      Other Exit Costs      Total
--------------------------------------------------------------------------------
  Accrual established in fiscal 2002  $  842            $  610          $ 1,452

  Paid in fiscal 2002                     (5)               (5)             (10)
--------------------------------------------------------------------------------

  Balance, April 28, 2002                837               605            1,442

  Adjustments in fiscal 2003            (313)              (42)            (355)

  Paid in fiscal 2003                   (428)             (116)            (544)
--------------------------------------------------------------------------------
  Balance, April 27, 2003                 96               447              543

  Paid in fiscal 2004                      1               (58)             (57)
--------------------------------------------------------------------------------

  Balance, February 1, 2004           $   97            $  389           $  486
--------------------------------------------------------------------------------


     Fiscal 2001 CDF Restructuring

     During fiscal 2001 and continuing into fiscal 2002, the company undertook a restructuring plan in its upholstery fabrics segment which involved (1) the consolidation of certain fabric manufacturing capacity within the Culp Decorative Fabrics (CDF) division, (2) closing one of the company's four yarn manufacturing plants within the Culp Yarn division, (3) an extensive reduction in selling, general and administrative expenses including the termination of 110 employees and (4) a comprehensive SKU reduction initiative related to finished goods and raw materials in CDF. The 2001 charge from the restructuring and related costs was $7.4 million, approximately $3.4 million of which represented non-cash items, including $2.5 million in impairment of property, plant and equipment and $874,000 in inventory write-downs. Of the total charge, $5.6 million was recorded in restructuring expense in the 2001 Consolidated Statement of Income (Loss); and $874,000, related to inventory write-downs, and $931,000, related to equipment relocation costs, were recorded in cost of sales in the 2001 Consolidated Statement of Income (Loss). The 2002 charge from restructuring and related expenses was $2.5 million, approximately $160,000 of which represented the non-cash impairment of property, plant and equipment. Of the total charge, $1.3 million was included in restructuring expense in the 2002 Consolidated Statement of Income (Loss), and $1.2 million, related to equipment relocation costs, was recorded in cost of sales in the 2002 Consolidated Statement of Income (Loss).

     During fiscal 2003, as a result of management's continual evaluation of the restructuring accrual, the reserve was reduced $275,000 to reflect current estimates of future health care claims and increased $276,000 to reflect current estimates of remaining lease expenses, property taxes, insurance and other exit costs.


     As of February 1, 2004, there were no assets classified as held for sale in relation to the CDF restructuring.

     The following summarizes the activity in the CDF restructuring accrual:

--------------------------------------------------------------------------------

                                      Employee            Lease
                                     Termination     Termination and
   (dollars in thousands)             Benefits      Other Exit Costs       Total
--------------------------------------------------------------------------------

  Accrual established in fiscal 2001  $  969           $ 2,116         $ 3,085

  Paid in fiscal 2001                   (491)             (211)           (702)
--------------------------------------------------------------------------------
  Balance, April 29, 2001                478             1,905           2,383

  Additions in fiscal 2002               925               218           1,143

  Paid in fiscal 2002                   (891)           (1,632)         (2,523)
--------------------------------------------------------------------------------
  Balance, April 28, 2002                512               491           1,003

  Adjustments in fiscal 2003            (275)              276               1

  Paid in fiscal 2003                   (202)             (591)           (793)
--------------------------------------------------------------------------------
  Balance, April 27, 2003                 35               176             211

  Paid in fiscal 2004                    (33)             (144)           (177)
--------------------------------------------------------------------------------

   Balance, February 1, 2004          $    2           $    32          $   34
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


          A summary of total comprehensive income (loss) follows:
                                                  Three months ended
--------------------------------------------------------------------------------
(dollars in thousands)                 February 1, 2004        January 26, 2003
--------------------------------------------------------------------------------
Net income                              $         752            $       1,667
Unrealized gain (loss) on foreign
 currency contracts, net of taxes:
    Unrealized  holding gains arising
     during the period                              0                       99
    Less:  reclassification adjustment
      for gains included in net income              0                      (85)
Unrealized gain (loss) on short-term investments:
    Add:  reclassification adjustment for losses
      included in net income                       57                        0
--------------------------------------------------------------------------------
Net comprehensive income                $         809            $       1,681
--------------------------------------------------------------------------------

                                                  Nine months ended
--------------------------------------------------------------------------------
(dollars in thousands)                 February 1, 2004        January 26, 2003
--------------------------------------------------------------------------------
Net income (loss)                       $       3,487            $     (28,159)
Unrealized gain (loss) on foreign
  currency contracts, net of taxes:
    Unrealized holding gains arising
       during the period                            0                       49
    Less:  reclassification adjustment
   for gains included in net income                 0                      (6)
--------------------------------------------------------------------------------
Net comprehensive income (loss)         $       3,487            $     (28,116)
--------------------------------------------------------------------------------

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

                                                 Three months ended
--------------------------------------------------------------------------------

(dollars in thousands)                 February 1, 2004        January 26, 2003
--------------------------------------------------------------------------------

Weighted average common
        shares outstanding, basic              11,529                   11,485
Effect of dilutive stock options                  330                      229
--------------------------------------------------------------------------------
Weighted average common
        shares outstanding, diluted            11,859                   11,714
--------------------------------------------------------------------------------

     Options to purchase 247,625 shares and 456,875 shares of common stock were not included in the computation of diluted income per share for the three months ended February 1, 2004 and January 26, 2003, respectively, because the exercise price of the options was greater than the average market price of the common shares.

                                                           Nine months ended
--------------------------------------------------------------------------------

(dollars in thousands)                 February 1, 2004        January 26, 2003
--------------------------------------------------------------------------------

Weighted average common
        shares outstanding, basic              11,522                   11,450
Effect of dilutive stock options                  242                        0
--------------------------------------------------------------------------------
Weighted average common
        shares outstanding, diluted            11,764                   11,450
--------------------------------------------------------------------------------


     Options to purchase 392,606 shares and 357,625 shares of common stock were not included in the computation of diluted income per share for the nine months ended February 1, 2004 and January 26, 2003, respectively, because the exercise price of the options was greater than the average market price of the common shares.

     For the nine months ended January 26, 2003 options to purchase 640,875 shares were not included in the computation of diluted net loss per share because the company incurred a net loss for the period.
================================================================================

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

     Net sales and gross profit for the company's operating segments follow:

                                                      Three months ended
--------------------------------------------------------------------------------

(dollars in thousands)                 February 1, 2004        January 26, 2003
--------------------------------------------------------------------------------

Net sales:
     Upholstery Fabrics                 $      51,447           $       55,995
     Mattress Ticking                          25,114                   23,497
--------------------------------------------------------------------------------
                                        $      76,561           $       79,492
--------------------------------------------------------------------------------

Gross profit:
     Upholstery Fabrics                 $       9,375           $        8,088
     Mattress Ticking                           5,093                    5,700
--------------------------------------------------------------------------------
                                        $      14,468           $       13,788
--------------------------------------------------------------------------------

     Net sales and gross profit for the company's operating segments follow:

                                                      Nine months ended
--------------------------------------------------------------------------------

(dollars in thousands)                 February 1, 2004        January 26, 2003
--------------------------------------------------------------------------------

Net sales:
     Upholstery Fabrics                 $     153,846           $      174,452
     Mattress Ticking                          79,122                   74,788
--------------------------------------------------------------------------------
                                        $     232,968           $      249,240
--------------------------------------------------------------------------------

Gross profit:
     Upholstery Fabrics                 $      25,191           $       23,738
     Mattress Ticking                          17,494                   17,647
--------------------------------------------------------------------------------
                                        $      42,685           $       41,385
--------------------------------------------------------------------------------

     Identifiable  assets,  consisting  of  accounts  receivable,   inventories,
property, plant and equipment and goodwill, for the company's operating segments follow:

--------------------------------------------------------------------------------

(dollars in thousands)                 February 1, 2004          pril 27, 2003
--------------------------------------------------------------------------------

     Upholstery Fabrics                 $     114,497           $      124,889
     Mattress Ticking                          53,934                   51,124
--------------------------------------------------------------------------------
                                              168,431                  176,013

    Non-identifiable assets:
      Cash  and cash equivalents                8,932                   14,355
      Short-term investments                        0                   10,043
      Deferred income taxes                    12,303                   12,303
      Other current assets                      2,610                    3,204
      Other assets                              1,577                    2,235
--------------------------------------------------------------------------------
      Total assets                      $     193,853           $      218,153
--------------------------------------------------------------------------------

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

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Results of Operations

     The following analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

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

The following table sets forth the company's sales and gross profit by segment/division for the three and nine months ended February 1, 2004 and January 26, 2003.

                                   CULP, INC.
                    SALES / GROSS PROFIT BY SEGMENT/DIVISION
    FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 1, 2004 AND JANUARY 26, 2003

                             (Amounts in thousands)

                                                                      THREE MONTHS ENDED (UNAUDITED)
                                                     ------------------------------------------------------------------

                                                            Amounts                         Percent of Total Sales
                                                     ----------------------             -------------------------------
                                                     February 1,  January 26,  % Over     February 1,    January 26,
Segment/Division Sales (1)                             2004          2003      (Under)       2004           2003
---------------------------------------------------  ----------  ----------  ---------  --------------- ---------------
Upholstery Fabrics
    Culp Decorative Fabrics                        $    29,173      31,798    (8.3)%          38.1 %          40.0 %
    Culp Velvets/Prints                                 21,769      22,841    (4.7)%          28.4 %          28.7 %
    Culp Yarn                                              505       1,356   (62.8)%           0.7 %           1.7 %
                                                     ----------  ----------  ---------  --------------- ---------------
                                                        51,447      55,995    (8.1)%          67.2 %          70.4 %
Mattress Ticking
     Culp Home Fashions                                 25,114      23,497     6.9 %          32.8 %          29.6 %
                                                     ----------  ----------  ---------  --------------- ---------------

                                                   $    76,561      79,492    (3.7)%         100.0 %         100.0 %
                                                     ==========  ==========  =========  =============== ===============



Segment Gross Profit                                                                           Gross Profit Margin
---------------------------------------------------                                     -------------------------------

Upholstery Fabrics (2)                             $     9,375       8,088    15.9 %          18.2 %          14.4 %
Mattress Ticking                                         5,093       5,700   (10.6)%          20.3 %          24.3 %
                                                     ----------  ----------  ---------  --------------- ---------------

Gross profit                                       $    14,468      13,788     4.9 %          18.9 %          17.3 %
                                                     ==========  ==========  =========  =============== ===============


                                                                       NINE MONTHS ENDED (UNAUDITED)
                                                     ------------------------------------------------------------------

                                                            Amounts                         Percent of Total Sales
                                                     ----------------------             -------------------------------
                                                     February 1,  January 26,  % Over     February 1,    January 26,
Segment/Division Sales (1)                             2004          2003      (Under)       2004           2003
---------------------------------------------------  ----------  ----------  ---------  --------------- ---------------
Upholstery Fabrics
    Culp Decorative Fabrics                        $    88,002     100,473   (12.4)%          37.8 %          40.3 %
    Culp Velvets/Prints                                 62,093      69,277   (10.4)%          26.7 %          27.8 %
    Culp Yarn                                            3,751       4,702   (20.2)%           1.6 %           1.9 %
                                                     ----------  ----------  ---------  --------------- ---------------
                                                       153,846     174,452   (11.8)%          66.0 %          70.0 %
Mattress Ticking
     Culp Home Fashions                                 79,122      74,788     5.8 %          34.0 %          30.0 %
                                                     ----------  ----------  ---------  --------------- ---------------

                                                   $   232,968     249,240    (6.5)%         100.0 %         100.0 %
                                                     ==========  ==========  =========  =============== ===============



Segment Gross Profit                                                                         Gross Profit Margin
---------------------------------------------------                                     -------------------------------

Upholstery Fabrics (2)                             $    25,191      23,738     6.1 %          16.4 %          13.6 %
Mattress Ticking                                        17,494      17,647    (0.9)%          22.1 %          23.6 %
                                                     ----------  ----------  ---------  --------------- ---------------

Gross profit                                       $    42,685      41,385     3.1 %          18.3 %          16.6 %
                                                     ==========  ==========  =========  =============== ===============

(1) International Sales and portion of total sales is: Q3 - $8.5 million FY04 (11.1%) & $8.2 million
    FY03 (10.3%);  YTD - $26.1 million FY04 (11.2%) & $29.8 million FY03 (12.0%)
(2) Gross profit includes $751,000 and $1.9 million of restructuring related charges from the shut down of the
    Chattanooga operation  for the three and nine month period of fiscal  2003, respectively.

Three and Nine Months ended February 1, 2004 compared with Three and Nine Months ended January 26, 2003

     For the third quarter of fiscal 2004, net sales decreased 3.7% to $76.6 million; and the company reported net income of $752,000, or $0.06 per share diluted, compared with net income of $1.7 million, or $0.14 per share diluted, in the third quarter of fiscal 2003. The current quarter results include a $1.7 million charge, or $0.10 per share diluted, associated with a $25.0 million prepayment of the company's $75 million of outstanding senior notes. The financial results for the third quarter of fiscal 2003 included $397,000, or $.02 per share diluted, in restructuring and related charges.

For the first nine months of fiscal 2004, net sales decreased 6.5% to $233 million; and the company reported net income of $3.5 million, or $0.30 per share diluted, compared with a loss before the cumulative effect of accounting change of $4.0 million, or $0.35 per share diluted, for the same period last year. The financial results for the first nine months of fiscal 2004 include the $1.7 million prepayment charge ($0.10 per share diluted) described above. Including the cumulative effect of accounting change, the company reported a net loss for the first nine months of fiscal 2003 of $28.2 million, or $2.46 share. In the first quarter of 2003, the company recorded a non-cash goodwill impairment charge, net of income taxes, of $24.2 million, or $2.11 per share. Additionally, the financial results for the first nine months of fiscal 2003 included $14.9 million in restructuring and related charges. As reflected in the financial statements for fiscal 2003, restructuring and related charges were recorded as $13.0 million in the line item "restructuring expense" and $1.9 million in "cost of sales," reducing net income by $9.1 million, net of taxes (or $0.80 per share). Year-to-date results for fiscal 2004 include 40 weeks versus 39 weeks for the same period of fiscal 2003.


Upholstery Fabrics Segment

     Net Sales -- Upholstery fabric sales for the third quarter of fiscal 2004 decreased 8.1% to $51.4 million compared with the third quarter of fiscal 2003, primarily reflecting a decline in orders in the Culp Decorative Fabrics (CDF) division, which management believes is related to an increasing consumer preference for leather and competition from imported fabrics, including cut and sewn kits. Although the 8.1% decline is higher than the 4.3% decline experienced during the previous quarter, this quarterly sales decline is a substantial improvement over the 22.5% decrease in the first quarter of fiscal 2004 and the 17.2% decrease in the fourth quarter of fiscal 2003.

Upholstery  fabric yards sold during the third quarter were 11.8 million  versus
13.2 million in the third quarter of fiscal 2003, a decline of 10.6%. Average selling price was $4.28 for the third quarter compared with $4.11 in the same quarter of last year, an increase of 4.1%, due primarily to higher average selling prices in the CDF division.

With the company's offshore sourcing efforts, including the China platform, the company is increasing significantly sales of upholstery fabric products produced outside of the company's U.S. manufacturing plants. These sales, which include microdenier suedes, accounted for approximately 8.5% of upholstery fabric sales for the third quarter of fiscal 2004, almost double the percentage from the year earlier quarter.

Year-to-date upholstery fabric sales decreased 11.8% to $153.8, reflecting weak consumer demand for furniture earlier in the fiscal year, an increase in consumer demand for leather furniture and an increase in imported upholstery fabrics, both in piece goods and cut and sewn kits. Year-to-date yards sold for the upholstery fabrics segment were 35.7 million versus 41.7 million in the same period last year. The year-to-date average selling price was $4.18 compared with $4.06 in the same period last year.

     Gross Profit -- Gross profit for the third quarter of fiscal 2004 was $9.4 million, or 18.2%, versus $8.1 million, or 14.4%, for the same quarter of last year. For the first nine months of fiscal 2004, upholstery fabrics gross profit was $25.2 million, or 16.4% compared with $23.7 million, or 13.6% in the same period last year. Restructuring related charges of $751,000 and $1.9 million were included in gross profit for the third quarter and first nine months of fiscal 2003, respectively. The increase in gross profit and margins for both the quarter and year-to-date results primarily reflects significant gains in manufacturing operating efficiencies within the CDF division.

     China Operations -- The start up of the company's China operation is generally proceeding in accordance with previously announced plans. During the third quarter, the company completed the installation of manufacturing equipment and began running some production trials. During the fourth quarter, the company expects to begin incoming fabric inspection and testing, and to start shipping fabric to customers. Limited finishing operations are also anticipated to begin in the fourth quarter of this fiscal year. As expected, the company is experiencing modest operating losses in its China operation during the start up phase, which is expected to be completed by the end of this fiscal year, although some level of operating losses from the China operation is expected to continue until some time in fiscal 2005.


Mattress Ticking Segment

     Net Sales -- Mattress ticking sales for the third quarter of fiscal 2004 increased 6.9% to $25.1 million, due to better industry demand and continued gains with key customers. The 5.8% fiscal year to date sales gain in this segment is especially noteworthy because it has occurred during the bedding industry's ongoing transition to selling predominantly one-sided mattresses, which utilize about one-third less mattress ticking. This transition at retail began in late calendar year 2002 and is expected to continue through early calendar year 2005.

Mattress ticking yards sold during the third quarter of fiscal 2004 were 10.0 million compared with 9.0 million yards in the third quarter of last year, an increase of 11.1%. The average selling price was $2.50 for the third quarter, compared with $2.59 in the same quarter last year. Year-to-date yards sold were
31.5 million versus 29.8 million for the same period last year, a 5.7% increase. The $2.50 average selling price for the first nine months of fiscal 2004 was unchanged from the same period last year.

The company previously announced that it has entered into an agreement with another company to distribute flame-resistant fabrics to its customers in the bedding industry. This product is designed to help bedding customers comply with new safety standards, especially the State of California's new open flame mattress flammability standard, currently scheduled to go into effect January 1, 2005.

     Gross Profit -- For the third quarter of fiscal 2004, the mattress ticking segment reported gross profit dollars and margins of $5.1 million and 20.3%, respectively, compared with $5.7 million and 24.3% for the same period of last year. Year-to-date gross profit for mattress ticking was $17.5 million, or 22.1% compared with 17.6 million, or 23.6% for the same period last year. This reduction in gross profit for both the third quarter and year-to-date was due principally to a modest change in product mix toward lower margin fabrics.


Other Corporate Expenses

     Selling, General and Administrative Expenses -- SG&A expenses of $10.3 million for the third quarter increased approximately $500,000, or 4.9%, from the prior year amount. As a percent of net sales, SG&A expenses increased to 13.4% from 12.3% the previous year. This increase over the prior year was due primarily to a $435,000 credit to bad debt expense in the third quarter of fiscal 2003 resulting from a net reduction in the allowance for doubtful accounts, due to a decrease in past due receivable balances. The company did not have any bad debt expense or credit to bad debt expense in the third quarter of fiscal 2004.

SG&A expenses for the first nine months of fiscal 2004 increased 4.6% to $31.1 million, due primarily to higher professional fees and higher bad debt expense.

     Interest Expense(Income) - Interest expense totaled $1.5 million and $4.5 million for the third quarter and first nine months of fiscal 2004, respectively, compared with $1.7 million and $5.2 million for the prior year comparable periods. The decrease in interest expense during the periods resulted from lower borrowings outstanding. Interest income decreased to $113,000 from $143,000 the previous year due to lower interest rates earned in fiscal 2004 compared with the previous year.


     Early Extinguishment of Debt - See "Financing Arrangements" discussion below.


     Income Taxes -- The effective tax rate (taxes as a percentage of pretax income (loss)) for the first nine months of fiscal 2004 was 33.0% compared with 41.2% for the first nine months of fiscal 2003. The higher rate for the prior period reflects the increased tax benefits related to the company's loss in the U.S. resulting from the restructuring charges recorded in the fiscal 2003 second quarter. The lower rate for fiscal 2004 also reflects the benefit from the company's decrease in estimated tax accruals during the third quarter, which reduced the annual effective rate from 37.0% to 33.0%, and increased earnings for the quarter and year-to-date by $208,000, or $0.02 per diluted share.


Liquidity and Capital Resources

     Liquidity - The company's sources of liquidity include cash and cash equivalents, cash flow from operations and amounts available under its revolving credit line. These sources have been adequate for day-to-day operations and capital expenditures. The company expects these sources of liquidity to continue to be adequate for the foreseeable future. Cash and cash equivalents as of February 1, 2004 decreased to $8.9 million from $24.4 million at the end of fiscal 2003, reflecting free cash flow of $9.9 million for the first nine months of fiscal 2004, a $.4 million repayment of the term loan with the Canadian government and the $25.0 million prepayment of the company's $75.0 million outstanding senior notes (see additional discussion of free cash flow and debt below).

Accounts receivable as of February 1, 2004 decreased 12.8% from the year-earlier level, principally due to lower sales and an increase in the number of customers taking the cash discount for shorter payment terms. Days sales outstanding totaled 31 days at February 1, 2004, compared with 34 days at the same time last fiscal year. Inventories at the close of the third quarter decreased 2.9% from a year ago. Inventory turns for the third quarter were 4.7 versus 4.8 for the year-earlier period. Operating working capital (comprised of accounts receivable, inventories and trade accounts payable) was $62.5 million at February 1, 2004, down from $64.1 million a year ago.

     Financing Arrangements -- During the third quarter of fiscal 2004, the company made a $25.0 million prepayment on its $75.0 million of outstanding senior notes. As part of the transaction, the company negotiated a five percent, or $1.25 million, premium to be paid to the current note holders for the prepayment of this principal amount. This premium amount, along with other related transaction costs, resulted in a charge of $1.7 million, or $0.10 per share, in the third quarter of fiscal 2004. As a result of this prepayment, the company will realize annualized savings of approximately $1.7 million, or $0.09 per share, in net interest expense in each of the next two years, and a declining amount over the reminder of the notes' term until 2010. In addition, the company's long-term debt to capital ratio improved to 33.9% compared with 51.1% for the same period last year. During the past three and one half years the company has generated sufficient cash flow from operations to reduce long-term debt by $86.0 million, or 62.0%.

The company's remaining $51.1 million in long-term debt is unsecured and is comprised of $50 million in outstanding senior notes, with a fixed interest rate of 7.76%, and a $1.1 million, non-interest bearing term loan with the Canadian government. Additionally, the company has a $15.0 million revolving credit line with a bank, of which no balance was outstanding at February 1, 2004. The bank agreement expires in August 2004. The first scheduled principal payment on the $50 million senior notes is due March 2006 in the amount of $7.5 million. The Canadian government loan is repaid in annual installments of approximately $500,000 per year. The company was in compliance with all financial covenants in its loan agreements as of February 1, 2004.

     Capital Expenditures -- Capital spending for the first nine months of fiscal 2004 was $4.2 million. Depreciation is estimated at $14.0 million for the full fiscal year, which is unchanged from the previous year. For fiscal 2004, the company expects capital expenditures to be approximately $7.0 million, of which approximately $3.5 million is related to the company's China operations. The China investment includes manufacturing equipment and leasehold improvements. For fiscal 2005, the company anticipates capital expenditures to be approximately $8.0 million, of which approximately $4.4 million will be used for the purchase and up fit of an office building to be used for the company's corporate offices and showrooms (see discussion below).

The company's board of directors recently approved the purchase and up fit of an approximately 55,000 square foot building in High Point, North Carolina that will serve as the company's new corporate offices and as new space for the company's showrooms. This purchase will involve about one-half of the company's capital expenditure budget for fiscal 2005 and will result in the company's headquarters and showroom space being in the same facility for the first time. The move to the new space is expected to occur during the late summer and early fall of 2004, at which time the company will vacate leased space that it currently occupies in downtown High Point. In connection with vacating these leased premises, the company expects to take a charge related primarily to the remaining lease obligations of approximately $600,000, or $0.03 per share, during the second quarter of fiscal 2005. On an ongoing basis, however, the company will avoid lease expenses of approximately $750,000 per year that are currently being paid for rent and related expenses on its present office and showroom space. The company expects the annual operating costs of the new building to be significantly lower than the lease and related costs associated with the leased facilities.

     Free Cash Flow -- Free cash flow is a non-GAAP performance measure that management believes provides useful information to investors because it measures the company's available cash flow for potential debt repayment, stock repurchases and additions to cash and cash equivalents. Free cash flow was $9.9 million for the first nine months of fiscal 2004, compared with $17.9 million for the same period last year. This decrease is primarily due to less cash flow generated from working capital. For fiscal 2004, the company believes free cash flow will be substantially less than fiscal 2003 primarily because the company does not expect the continued significant reduction in working capital reflected in each of the previous three years. In addition, the company will have higher payments on vendor-financed capital expenditures ($3.7 million in fiscal 2004 compared with $1.3 million in fiscal 2003).

A reconciliation of net cash provided by operating activities to free cash flow is set forth below:

--------------------------------------------------------------------------------
     (dollars in thousands)                   Nine months ended
--------------------------------------------------------------------------------
                                           February 1, 2004    January 26, 2003
--------------------------------------------------------------------------------
    Net cash provided by operating activities    $16,782             $23,864
       Minus: Capital expenditures                (4,097)             (5,224)
       Minus: Payments on vendor-financed
              capital expenditures                (2,772)               (778)

--------------------------------------------------------------------------------
        Free Cash flow                            $9,913             $17,862

--------------------------------------------------------------------------------


Business Outlook

     While the home furnishings retail environment appears to be improving, the company expects that fourth quarter consolidated sales will decrease slightly from the same quarter of last year. Mattress ticking segment sales are expected to continue to increase in the fourth quarter at a significantly higher rate than the 6.9% growth in the third quarter. Upholstery fabric segment sales are expected to decline from the same quarter of last year at about the same rate of 8.1% experienced in the third quarter, due primarily to softness in incoming orders for CDF. With these sales expectations and the current industry outlook, the company expects to report net income in the range of $0.31 to $0.35 per diluted share, with actual results primarily depending upon the level of demand throughout the quarter.

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


Critical Accounting Policies and Recent Accounting Developments

     The company considered the disclosure requirements of Financial Reporting Release No. 60 regarding critical accounting policies and Financial Reporting Release No. 61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that there were no material changes during the first nine months of fiscal 2004 that would warrant further disclosure beyond those matters previously disclosed in the company's Annual Report on Form 10-K for the year ended April 27, 2003.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin under the company's revolving credit agreement. As of February 1, 2004 there were no borrowings outstanding under the company's revolving credit agreement. Additionally, approximately 98% of the company's long-term debt is at a fixed rate. Thus, any reasonably foreseeable change in interest rates would have no material effect on the company's interest expense.

The company's exposure to fluctuations in foreign currency exchange rates is due primarily to a foreign subsidiary domiciled in Canada and firmly committed and anticipated purchases of certain machinery, equipment and raw materials in foreign currencies. The company's Canadian subsidiary uses the United States dollar as its functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with the Canadian subsidiary. However, the company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firmly committed and anticipated purchases of certain machinery, equipment and raw materials. The amount of Canadian-denominated sales and manufacturing costs are not material to the company's total sales and total manufacturing costs. Therefore, a 10% change in the exchange rate at February 1, 2004 would not have a material impact on the company's results of operations or financial position. Additionally, as the company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by an increase in the value of the underlying exposure.


ITEM 4.  CONTROLS AND PROCEDURES

     The company conducted a review and evaluation of its disclosure controls and procedures, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer as of February 1, 2004, and the Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures are adequate and effective. In addition, no change in the company's internal control over financial reporting has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.


(b)     Reports on Form 8-K:

The following reports on Form 8-K were furnished during the period covered by this report:

     Form 8-K dated November 12, 2003, included under Item 7, Financial Statements and Exhibits, the notice to Culp, Inc. Directors and Executive Officers, dated November 12, 2003, and under Item 11, a description of the company's notice of blackout period for its Culp, Inc. Employees'
     Retirement Builder Plan because the Plan will be changing investment options and recordkeeper providers.

     Form 8-K dated November 24, 2003, included under Item 12, Results of Operations and Financial Condition, the Company's press release for quarterly earnings and the Financial Information Release relating to certain financial information for the quarter ended November 2, 2003.

     Form 8-K dated January 29, 2004, included under Item 9, Regulation FD, the company's press release to disclose a $25.0 million prepayment on the company's $75.0 million of outstanding senior notes.




SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CULP, INC.
                                    (Registrant)


Date:   March 17, 2004          By:  /s/  Franklin N. Saxon
                                          -----------------
                                          Franklin N. Saxon
                                          Executive Vice President and Chief
                                          Financial Officer

                                          (Authorized to sign on behalf
                                          of the registrant and also sign-
                                          ing as principal financial officer)