Form 10-K
period 2004-05-02
CULP INC
filed 2004-07-16
CIK 723603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended May 2, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. YES X NO ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES X NO __

     As of May 2, 2004, 11,546,634 shares of common stock were outstanding. As of October 31, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $ 92,192,708 based on the closing sales price of such stock as quoted on the New York Stock Exchange
(NYSE), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the company's Proxy Statement to be filed pursuant to Regulation 14A of the Securities and Exchange Commission in connection with its Annual Meeting of Shareholders to be held on September 21, 2004 are incorporated by reference into Part III.

                                  CULP, INC.
                               FORM 10-K REPORT
                               TABLE OF CONTENTS

Item No.                                                                  Page
-------                              PART I                               ----

1.    Business
         Overview............................................................4
         Segments............................................................5
         Capital Expenditures................................................6
         Overview of Industry and Markets....................................7
         Overview of Bedding Furniture Industry..............................7
         Overview of Residential Furniture Industry..........................8
         Overview of Commercial Furniture Industry..........................10
         Products...........................................................10
         Manufacturing......................................................11
         Product Design and Styling.........................................12
         Distribution.......................................................12
         Sources and Availability of Raw Materials..........................13
         Seasonality........................................................13
         Competition........................................................13
         Technology.........................................................14
         Environmental and Other Regulations................................14
         Employees..........................................................15
         Customers and Sales................................................15
         Net Sales by Geographic Area.......................................16
         Backlog............................................................16

2.    Properties............................................................17

3.    Legal Proceedings.....................................................18

4.    Submission of Matters to a Vote of Security Holders...................18


                                    PART II

5.    Market for the Registrant's Common Equity
        and Related Stockholder Matters.....................................18

6.    Selected Financial Data...............................................19

7.    Management's Discussion and Analysis of
        Financial Condition and Results of Operations.......................20

7A.   Quantitative and Qualitative Disclosures
        About Market Risk...................................................30



8.    Consolidated Financial Statements and Supplementary Data..............32

9.    Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure..............................60

9A.   Controls and Procedures...............................................60

                                       PART III

10.   Directors and Executive Officers of the
        Registrant..........................................................60

11.   Executive Compensation................................................60

12.   Security Ownership of Certain
        Beneficial Owners and Management....................................60

13.   Certain Relationships and Related
        Transactions........................................................60

14.   Principal Accountant Fees and Services................................61

                                    PART IV

15.   Exhibits, Financial Statement Schedules
        and Reports on Form 8-K.............................................61

      Documents filed as part of this report................................61

      Exhibits..............................................................62

      Reports on Form 8-K...................................................65

      Financial Statement Schedules.........................................65

      Signatures ...........................................................66

      Exhibit Index.........................................................67

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

Parts I and II of this report contain statements that may be deemed "forward-looking statements" within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of
1934). Such statements are inherently subject to risks and uncertainties. Further, forward looking statements are intended to speak only as of the date on which they are made. Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as "expect," "believe," "estimate," "plan" and "project" and their derivatives, and include but are not limited to statements about expectations for the company's future operations or success, sales, gross profit margins, SG&A or other expenses, and earnings, as well as
any  statements   regarding   future  economic  or  industry  trends  or  future
developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on the company's business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely. In addition, strengthening of the U. S. dollar against other currencies could make the company's products less competitive on the basis of price in markets outside the United States. Also, economic and political instability in international areas could affect the company's operations or sources of goods in those areas, as well as demand for the company's products in international markets. Finally, unanticipated delays or costs in executing restructuring actions could cause the cumulative effect of restructuring actions to fail to meet the objectives set forth by management. Other factors that could affect the matters discussed in forward looking statements are included in the company's other periodic reports filed with the Securities and Exchange Commission.

                                        PART I

                                   ITEM 1. BUSINESS

Overview

Culp, Inc., which we sometimes refer to as the company, manufactures and markets mattress fabrics (known as mattress ticking and used for covering mattresses and box springs) and upholstery fabrics primarily for use in the furniture (residential and commercial). The company's executive offices are located in High Point, North Carolina. The company was organized as a North Carolina corporation in 1972 and made its initial public offering in 1983. Since 1997, the company has been listed on the New York Stock Exchange and traded under the symbol "CFI."

Management believes that Culp is one of the two largest producers of mattress fabrics in North America as measured by total sales and one of the three largest marketers of furniture upholstery fabrics in North America, again measured by total sales. The company's fabrics are used principally in the production of residential and commercial furniture and bedding products, including sofas, recliners, chairs, loveseats, sectionals, sofa-beds, office seating, panel systems and mattress sets. Culp markets one of the broadest product lines in its industry, with a wide range of fabric constructions, patterns, colors, textures and finishes. This breadth is made possible by Culp's extensive manufacturing capabilities, which include a variety of weaving, printing and finishing operations and the ability to produce various yarns and unfinished base fabrics (known as greige goods) used in its products. Although most of the company's competitors emphasize one particular type of fabric, Culp competes in every major category except leather. Culp's extensive staff of designers and support personnel utilize computer aided design (CAD) systems to develop the company's own patterns and styles. Although Culp markets fabrics at most price levels, the company has emphasized fabrics that have a broad appeal in the "good" and "better" price categories of furniture and bedding.

Culp markets its products worldwide, with sales to customers in over 50 countries. Total net sales were $318.1 million in fiscal 2004, and the company's international sales totaled $35.3 million during fiscal 2004. Shipments to U.S.-based customers continue to account for most of the company's sales. International sales accounted for 11% of net sales for fiscal 2004 compared to 12% of net sales in fiscal 2003.

Culp has eleven (11) active manufacturing facilities, with a combined total of approximately 2.0 million square feet, which are located in North Carolina (7), South Carolina (2), Quebec, Canada (1) and Shanghai, China (1). The company's distribution system is designed to offer customers fast, responsive delivery. Products are shipped directly to customers from the company's manufacturing facilities, as well as from three regional distribution facilities strategically located in High Point, North Carolina, Los Angeles, California, and Tupelo, Mississippi, which are areas with a high concentration of furniture manufacturing.

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

Segments

The company's operating segments are mattress fabrics and upholstery fabrics, with related divisions organized within those segments. The division within mattress fabrics is Culp Home Fashions. The divisions within upholstery fabrics are Culp Decorative Fabrics (including the company's yarn manufacturing facilities and the operation located in China) and Culp Velvets/Prints. Each division is accorded considerable autonomy and is responsible for designing, manufacturing and marketing its respective product lines. Significant synergies exist among the divisions, including the sharing of common raw materials made internally, such as polypropylene yarns, certain dyed and spun yarns and greige goods. Products manufactured at one division's facility are commonly transferred to another division's facility for additional value-added processing steps. The following table sets forth certain information for each of the company's segments/divisions.

                               Culp's Segments/Divisions
                               -------------------------

                                                FISCAL 2004      PRODUCT LINES
                                                 NET SALES      (BASE CLOTH, IF
      SEGMENT          DIVISION                 (in millions)     APPLICABLE)
      -------          --------                 -------------     -----------
Mattress Fabrics     Culp Home Fashions          $  106.3        Woven and damask jacquards
                                                                  Pigment prints(jacquard,
                                                                  knit, sheeting, non-woven)
                                                                  Knitted ticking

Upholstery Fabrics   Culp Decorative Fabrics (1) $  124.3        Woven jacquards
                                                                 Woven dobbies

                     Culp Velvets/Prints         $   87.5        Heat-transfer prints
                                                                  (jacquard, flock)
                                                                  Woven velvets
                                                                  Tufted  velvets
                                                                  (woven polyester)
                                                                  Suede fabrics









(1) Includes the company's yarn manufacturing operations and the operation located in China


Culp Home Fashions. Culp Home Fashions markets mattress ticking to bedding manufacturers. These fabrics encompass woven jacquard ticking and pigment-printed ticking on a variety of base fabrics, including jacquard, knit, poly/cotton sheeting and non-woven materials. Additionally, the division has begun to source knitted ticking from an outside supplier. Culp Home Fashions blends its finishing capabilities with its access to a variety of base fabrics to offer innovative designs to bedding manufacturers for mattress products. Culp Home Fashions' manufacturing facilities are located in Stokesdale, North Carolina and St. Jerome, Quebec, Canada.


Culp Decorative Fabrics. Culp Decorative Fabrics manufactures and markets jacquard and dobby woven fabrics used primarily for residential and commercial furniture. For a description of the characteristics of these fabrics, see "Products" below. Culp Decorative Fabrics' manufacturing facilities are located in Burlington and Graham, North Carolina, and Pageland, South Carolina. The designs marketed by Culp Decorative Fabrics range from intricate, complicated patterns such as floral and abstract designs to more simple patterns associated with casual living styles. During 2003, the company carried out a restructuring plan, within this division, designed to increase efficiencies and eliminate cost. The company consolidated the operations from its Chattanooga, Tennessee facility into the other Culp Decorative Fabrics manufacturing facilities, which resulted in the closure of the Chattanooga operation during fiscal 2003 (note additional discussion of restructuring activity in the "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Culp Decorative Fabrics is vertically integrated, complementing its extensive weaving capabilities with the ability to extrude, dye and texturize yarn. Culp Decorative Fabrics includes the company's yarn facilities, where the company manufactures and markets a variety of pre-dyed spun yarns, including WrapSpun
(TM), open-end spun and chenille yarns. The company operates yarn manufacturing facilities in Shelby, Cherryville, and Lincolnton, North Carolina. Most of the production is used internally by Culp Decorative Fabrics and other Culp divisions. The external sales, which totaled approximately $4.8 million, representing less than 2.0% of the company's consolidated sales for fiscal 2004, are directed primarily to the upholstery fabric market. Culp's yarn manufacturing operations provide Culp more control over its supply of spun and chenille yarns and complements the company's emphasis on developing new designs.

In March of 2003, the company announced a strategic marketing initiative to establish manufacturing and distribution operations in China. The strategy is to link the company's strong customer relationships, design expertise and production technology with low-cost fabric manufacturers in China in order to deliver enhanced value to its customers throughout the world. During the fourth quarter of fiscal 2004, the company began incoming fabric inspection and testing at its facility in China, and started shipping fabric to customers from that location. Finishing operations in China also began in the fourth quarter of fiscal 2004.

Culp Velvets/Prints. Culp Velvets/Prints manufactures and markets a broad range of printed and velvet fabrics. These include heat-transfer prints on jacquard and flock base fabrics, woven velvets and tufted velvets. For a description of the characteristics of these fabrics, see "Products" below. These fabrics, which are manufactured at Burlington, North Carolina and Anderson, South Carolina, typically offer manufacturers richly colored patterns and textured surfaces. In addition, with the company's offshore sourcing efforts, Culp Velvets/Prints is experiencing higher sales of upholstery fabric products produced outside of the company's U.S. manufacturing plants. These sales include microdenier suedes and other sourced products to meet consumer preferences.


Capital Expenditures

The company spent approximately $6.7 million in capital expenditures during fiscal 2004, compared with $12.2 million spent in fiscal 2003. Approximately $3.0 million of amount spent in fiscal 2004 represents manufacturing equipment and leasehold improvements for the China operation. For fiscal 2005, the company's capital expenditure budget is $9.0 million.

The company's board of directors has approved the purchase and upfit of an approximately 55,000 square foot building in High Point, North Carolina that will serve as the company's new corporate offices and as new space for the company's showrooms. This purchase will involve approximately $5.7 million of the company's $9.0 million capital expenditure budget for fiscal 2005 and will result in the company's headquarters and showroom space being in the same facility for the first time. The move to the new space is expected to occur during the fall of 2004, at which time the company will vacate leased space that it currently occupies in downtown High Point. In connection with vacating these leased premises, the company expects to take a charge related primarily to the remaining lease obligations of approximately $600,000, or $0.03 per share, during the second quarter of fiscal 2005. On an ongoing basis, however, the company will avoid lease expenses of approximately $750,000 per year that are currently being paid for rent and related expenses on its present office and showroom space. The company expects the annual operating costs of the new building to be significantly lower than the lease and related costs associated with the current facilities.

Overview of Industry and Markets

Culp markets products worldwide to an array of manufacturers that operate in three principal markets and several specialty markets. The mattress fabrics segment supplies the bedding industry. This market includes mattress sets as well as "top of the bed" (comforters and bedspreads). The upholstery fabrics segment supplies the residential furniture industry and the commercial furniture industry, in addition to smaller specialty markets. The residential furniture market includes upholstered furniture sold to consumers. Products include sofas, sleep sofas, chairs, motion/recliners, sectionals and occasional furniture items. Commercial furniture includes upholstered office seating and modular office systems sold primarily for use in offices (including home offices) and other institutional settings. Specialty markets supplied by the company include juvenile furniture (baby car seats and other baby items), hospitality (furniture used in hotels and other lodging establishments), outdoor furniture, recreational vehicle seating, automotive aftermarket (slip-on seat covers), retail fabric stores and specialty yarn. Sales to specialty markets did not constitute a material part of the company's revenues in fiscal 2003 or 2004. The major markets into which the company sells products are described below.

Overview of Bedding Industry

According to the International Sleep Products Association (ISPA), the U. S. wholesale bedding industry accounted for an estimated $5.0 billion in sales in 2003, a 5.8% increase over 2002. The industry is comprised of over 700 manufacturers, and in 2003 the largest four manufacturers, Sealy, Simmons, Serta and Spring Air, accounted for $3.0 billion in wholesale shipments, or 58.7% of the total shipments. The bedding industry has averaged approximately 6.0% annual growth over the past twenty years, with only one year experiencing a decline in sales volume. It has proven to be a stable and mature industry, and has grown despite several economic downturns over the past twenty years. This stability and resistance to economic downturns is due largely to replacement purchases, which account for approximately 80% of bedding industry sales.

The bedding industry has faced limited  competition from imports,  due mainly to
1) short lead times demanded by mattress retailers, 2) the limited inventories carried by retailers, 3) the customized nature of each retailer's product lines,
4) high shipping cost, 5) the relatively low domestic direct labor content in mattresses and 6) strong brand recognition.

The company believes that several important demographic factors are helping to support the bedding industry. In particular, the growth of the aging and affluent segment of the population has a profound impact on the bedding industry. The increasing size of homes and increase in the number of second homes also play major roles in the demand for bedding in the United States. In recent years, there has been an increase in consumer awareness of the health benefits of sleep, driven by advertising by bedding manufacturers and studies conducted by the Better Sleep Council. These trends have not only driven total unit increases, they have also been a factor in the size of mattresses being sold in the United States. According to ISPA, the queen and king-size mattress categories combined to represent 46.5% of mattresses sold in 2003, up from 41.6% of the market in 1999.

While a majority of bedding sales is traditional innerspring bedding, several specialty bedding producers have posted impressive sales gains in recent years. Select Comfort, now the nation's fifth largest bedding producer according to Furniture/Today, is a producer, marketer and retailer of airbeds that experienced a 32.2% increase in wholesale bedding shipments to $197 million in 2003. The sixth largest bedding producer according to Furniture/Today is Tempur-Pedic, which had bedding shipments of $188 million in 2003, an 88% increase over 2002. The specialty bedding segment has provided new growth opportunities for bedding producers and those companies that supply components, including fabric, to them.

A key trend in the bedding industry is the continued transition to selling "one-sided" mattresses versus "two-sided" mattresses, which have been the industry norm for many years. All of the four largest bedding manufacturers have initiated this product in the vast majority of their product line. Currently, most of the other bedding manufacturers are at various stages in the process of transitioning to the sale of "one-sided" mattresses. While no industry data is available, the company believes that a majority of the mattresses that are currently being sold are "one-sided," and that the industry is trending towards a very high percentage of mattresses sold being "one-sided." Since a "one-sided" mattress uses 28% to 30% less mattress ticking, the company believes that the overall industry demand for mattress ticking has been affected by this trend and will continue to be affected until the transition to "one-sided" mattresses is substantially complete, which is an estimated to be one year away, based upon the company's knowledge of its customers.

A product trend within mattress ticking is the increasing popularity of knitted mattress tickings, as opposed to woven and printed tickings. Knitted ticking is currently being used on premium mattresses. The company believes knitted ticking market share will continue to grow for the foreseeable future as these products are starting to be placed on mattresses at lower retail price points. Since the company does not manufacture knitted ticking, it began sourcing and marketing a line of these products in fiscal 2003.

Another key product trend impacting the bedding industry is the focus on producing flame-resistant material that is designed to be used between the mattress foam and the mattress fabirc. When this fabric is properly integrated into a sleep set, the bedding will meet the State of California's new open flame mattress flammability standard, currently scheduled to go into effect on January 1, 2005. The company has entered into an agreement with a producer of flame blocking non-woven material to distribute the product to its customers.


Overview of Residential Furniture Industry

According to the American Furniture Manufacturers Association (AFMA), a trade association, the U.S. residential furniture industry has grown at a compound annual growth rate of 3.7% over the last 20 years from $11.2 billion in residential furniture wholesale shipments in 1983 to $23.1 billion in 2003. However, during the last three years the residential furniture industry has been negatively impacted by the general economic slowdown, as well as a structural shift to offshore sourcing, primarily from China, which has led to deflation in retail furniture prices. While the residential furniture industry recovered 3.5% in 2002 from a 10.2% decline in 2001, the total level of residential furniture wholesale shipments declined again in 2003 by 2.8%.

The upholstered furniture sector has been outperforming the wood sector in recent years. According to the AFMA, upholstered furniture has grown from 40.0% of total residential furniture wholesale shipments in 1997 to 47.3% in 2003. It has appeared in recent years that the upholstered furniture segment is less vulnerable to economic downturns and more responsive to economic recoveries than the wood sector. The company believes that consumers are more willing to postpone wooden casegoods purchases in deference to upholstered products, which receive a higher priority. Furthermore, upholstered products have a shorter average life, as they are more prone to everyday wear as well as changes in design trends and home fashion. This phenomenon is apparent from recent residential furniture industry trends. For example, during 2001, a year in which residential furniture wholesale shipments declined, the upholstery segment declined 9.3% while the wood segment decreased 10.9%. Amidst a recovery in the residential furniture industry in 2002, the upholstery segment grew 10.9% compared to a 1.8% decrease for the wood sector. In 2003, while total industry shipments were slightly down, the upholstery segment was flat and wood shipments were down by 4.4%.

There are several key issues facing the residential furniture industry:

     - The sourcing of components and fully assembled furniture from overseas continues to play a major role in the residential furniture industry, although the pace of import growth slowed in 2003 relative to the previous several years. According to Furniture/Today, imports of residential furniture into the U.S. grew 8.0% to $15.6 billion in 2003 compared to a gain of 14.3% in 2002. The main source for these imports continues to be China, which accounted for 43.9% of total U.S. imports in 2003, up from 40.1% in 2002. In 2003, wood casegoods comprised 49.4% of the residential furniture imports coming into the U.S, while upholstered furniture only accounted for 16.2% of these imports, most of which was leather furniture. However, many upholstered furniture manufacturers are now sourcing fabric and leather from global sources, as well as outsourcing "cut-and-sew kits" to factories overseas, particularly in China. Fabrics entering the U.S. from China and other low labor cost countries are resulting in increased price competition in the upholstery fabric and upholstered furniture markets. In addition, competition in the U.S. domestic market is likely to further intensify following the January 1, 2005 expiration of the quotas imposed under the Uruguay Round Agreement on Textiles and Clothing on textile and apparel products coming into the U.S.

     - Leather upholstered furniture has been gaining market share over the last ten years. This trend has increased over the last two to three years in large part because selling prices of leather furniture have been declining significantly over this time period.

     - The residential furniture industry has been consolidating at the manufacturing level for several years. Furniture/Today reports that the ten largest residential furniture manufacturers (ranked by dollar value of shipments in 2003) accounted for 42.2% of the industry's total wholesale shipments in 2003, which is a significantly higher concentration than the comparable proportion ten or twenty years ago. The result of this trend is fewer, but larger, customers for upholstery fabric manufacturers. The company believes that this consolidation favors larger upholstery fabric manufacturers capable of supplying a broad range of product choices at the volumes required by major furniture manufacturers on a timely basis.

     - In recent years, several of the nation's larger furniture manufacturers have opened retail outlets of their own. As top retailers shift more floor space to private label imports, manufacturers are focused on distributing their own products.

     - The company believes that demographic trends support the outlook for continued long-term growth in the U.S. residential furniture. In particular, "baby boomers" (people born between 1946 to 1964) are reaching their highest earning power and are the most likely group to make a final upgrade to their home decor. Consumers in these age groups tend to spend more on home furnishings, and the increasing number of these individuals favors higher demand for furniture and related home furnishings. Many of these individuals are purchasing vacation and second homes, as evidenced by the increasing number of such homes in the U.S. Additionally, the children of the "baby boomers" are entering their college years and are expected to drive the next wave of household formation in the U.S. According to the U.S. Census Bureau, the home ownership rate is currently at an all-time high in excess of 68%, and the average size of homes in the U.S. continues to increase, further driving purchases of furniture.


Overview of Commercial Furniture Industry

According to the Business and Institutional Furniture Manufacturer's Association (BIFMA), a trade association, the commercial furniture market in the U.S. totaled approximately $8.5 billion in 2003 in wholesale shipments by manufacturers. This represents a significant decrease from the industry's peak of $13.3 billion in 2000. From 1990 to 2000, the commercial furniture industry grew at a compound annual growth rate of 5.3%. However, the commercial furniture industry is largely affected by economic trends. The commercial furniture industry declined significantly in 2001 and 2002 in light of economic trends affecting businesses, which are the ultimate customers in this industry. The decrease was not as significant in 2003, with the total market declining by 4.3% over 2002 figures. However, based on recent 2004 BIFMA data, the office furniture industry appears to be improving, with positive growth in orders and shipments.


Products

As described above, the company's products include mattress fabrics and upholstery fabrics, which are the company's identified operating segments.

Mattress Fabrics Segment. The company manufactures and markets mattress fabrics for sale to bedding manufacturers. Mattress fabrics segment sales constituted 33.4% of consolidated sales in fiscal 2004. The company has emphasized fabrics and patterns that have broad appeal at prices generally ranging from $1.75 to $5.00 per yard.

Upholstery Fabrics Segment. The company derives the majority of its revenues from the sale of upholstery fabrics, primarily to the residential and commercial (contract) furniture markets. Upholstery fabrics segment sales totaled 66.6% of consolidated sales for fiscal 2004. The company has emphasized fabrics and patterns that have broad appeal at "good" and "better" prices, generally ranging from $3.00 per yard to $8.00 per yard.

The following table indicates the product lines within each segment and division, and a brief description of their characteristics and identification of their principal end-use market.

                    Culp Fabric Categories By Segment and Division
                    ----------------------------------------------


Mattress Fabrics                 Characteristics               Principal Markets
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

Upholstery Fabrics

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

Culp Velvet/ Prints:

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

Suede fabrics      Fabrics woven or knitted using microdenier      Residential
                   yarns, which are piece dyed and finished,       furniture
                   usually by sanding. The fabrics are
                   typically plain or with small jacquard
                   designs.



================================================================================

The company's products include all major types of coverings, except for leather, that manufacturers use today for furniture and bedding. The company also markets fabrics for certain specialty markets, but these do not currently represent a material portion of the company's business. See "Overview of Industry."

Manufacturing

The company operates eleven (11) manufacturing facilities for the production and finishing of its upholstery and mattress fabrics. These plants encompass a total of approximately 2.0 million square feet and include yarn extrusion, spinning, dyeing and texturizing equipment, narrow and wide-width jacquard looms, dobby and woven velvet looms, tufting machines, printing equipment for pigment, heat-transfer printing, fabric finishing equipment and various types of surface finishing equipment (such as washing, softening and embossing).

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

Distribution

Mattress Fabrics Segment

Substantially all of the company's shipments of mattress ticking originate from its manufacturing facilities in Stokesdale, North Carolina and St. Jerome, Quebec, Canada.

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


Sources and Availability of Raw Materials

Raw materials account for more than half of the company's total production costs. The company purchases various types of synthetic and natural yarns (polypropylene, polyester, acrylic, rayon and cotton), synthetic staple fibers (acrylic, rayon, polyester), various types of greige goods (poly/cotton wovens and flocks, polyester wovens, poly/rayon and poly/cotton jacquard wovens, polyester knits, poly/cotton sheeting and non-wovens), polypropylene resins, latex adhesives, dyes and chemicals from a variety of suppliers. The company is generally vertically integrated and produces internally a significant portion of raw materials, such as chenille, pile and other filling yarns, polypropylene yarns and printed heat-transfer paper. As a result, a large portion of its raw materials are comprised of more basic commodities such as rayon staple, undyed yarns, polypropylene resin chips, polyester warp yarns, unprinted heat-transfer paper and polyester woven substrates. The prices of such materials fluctuate depending upon current supply and demand conditions and the general rate of inflation. Many of the company's basic raw materials are petrochemical products or are produced from such products; and therefore, the company's raw material costs are sensitive to changes in petrochemical prices, as has been the case with the recent increase in oil prices. Generally, the company has not had significant difficulty in obtaining raw materials.

Most of the company's raw materials are available from more than one primary source, but the company is currently depending primarily on one supplier for acrylic staple. In fiscal 2004, this supplier of acrylic staple filed for reorganization under Chapter 11 of the federal bankruptcy laws. While the actions taken by this supplier have generally not had an adverse effect on supplies to Culp, the company has identified alternate suppliers.

Seasonality

Mattress Fabrics Segment

The ticking business and the bedding industry in general are slightly seasonal, with sales being the highest in the company's first and fourth fiscal quarters.

Upholstery Fabrics Segment

The company's upholstery fabrics business is seasonal, with increased sales during the company's second and fourth fiscal quarters. This seasonality results from one-week closings of the company's manufacturing facilities, and the facilities of most of its customers in the United States, during the company's first and third fiscal quarters for the holiday weeks of July 4th and Christmas.

Competition

Competition for the company's products is based primarily on price, design, quality, timing of delivery and service.

Mattress Fabrics Segment

The mattress ticking market is concentrated in a few relatively large suppliers. The company believes its principal mattress ticking competitors are Bekaert Textiles B.V., Blumenthal Print Works, Inc., Burlington Industries and Tietex, Inc.


Upholstery Fabrics Segment

In spite of the trend toward consolidation in the upholstery fabric market, the company competes against a large number of producers, ranging from a few large manufacturers comparable in size to the company to small producers and converters of fabrics. The company believes its principal domestic upholstery fabric competitors are Joan Fabrics Corporation (including its Mastercraft division), Richloom Fabrics, Microfibres, S.T.I. and Quaker Fabric Corporation.

Overseas producers had not historically been a source of significant competition for the company, but recent trends have shown significant increased competition in U.S. markets by foreign producers of upholstery fabric, furniture components and finished upholstery furniture, as well as increased sales in the U.S. of leather furniture produced overseas (which competes with upholstered furniture for market share). Foreign manufacturers often are able to produce upholstery fabric and other components of furniture with significantly lower raw material and production costs than those of the company and other U.S.-based manufacturers. The company competes with lower cost foreign goods on the basis of design, quality, reliability and speed of delivery. In addition, the company has established an operation in China to facilitate the sourcing (and finishing) of goods produced in Asia, and the company has other overseas sourcing efforts underway as well.


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

     - Culp has invested in technology to aid the design process. CAD, digital printing, digital imaging, and electronic interfaces to the production equipment have allowed significant savings in terms of speed and ease of development.

     - Culp utilizes shop floor systems, including the use of scanners, radio frequency devices, bar-coding, and process documentation throughout the company's manufacturing and distribution systems. Inventories and manufacturing processes are tracked by these systems to provide customer service and operational management with real time information for better customer service and a more efficient operation. All of these systems operate on redundant computer hardware and fiber optic backbones to effectively minimize downtime to the company's production processes.

Additionally, the company recently moved its major computer systems offsite to an organization which specializes in system security, long range business continuity planning, network monitoring and data storage. The goals for this move were to strengthen system monitoring and security and to enhance the company's disaster recovery plan.

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


Employees

As of May 2, 2004, the company had approximately 2,300 employees, compared to approximately 2,500 at the end of fiscal 2003. All of the hourly employees at the Rayonese facility in Canada (approximately 9% of the company's workforce) are represented by a local, unaffiliated union. The collective bargaining agreement for the Rayonese hourly employees was renewed in 2002 and expires on February 1, 2005. The company is not aware of any efforts to organize any more of its employees and believes its relations with its employees are good.

Customers and Sales

Mattress Fabrics Segment

During fiscal 2004, 90% of mattress fabrics sales were concentrated among approximately 75 customers. Major customers include the leading bedding manufacturers: Sealy, Serta (National Bedding), Simmons, Denver Mattress and Spring Air (various licensees). The loss of one or more of these customers would have a material adverse effect on the company. Culp's mattress ticking customers also include many small and medium-size bedding manufacturers.

In international markets outside North America, Culp sells mattress ticking primarily to distributors that maintain inventories for resale to bedding manufacturers.


Upholstery Fabrics Segment

For fiscal 2004, 90% of upholstery fabrics sales were concentrated among approximately 175 customers. Major customers are leading manufacturers of upholstered furniture, including Bassett, Furniture Brands International (Broyhill, Thomasville, and Lane /Action), Berkline, Benchcraft, Flexsteel and La-Z-Boy (La-Z-Boy Residential, Bauhaus, England, and Clayton Marcus). Representative customers for the company's fabrics for commercial furniture include Herman Miller, HON Industries, Global Upholstery and Steelcase. The company's two largest customers in this segment are La-Z-Boy Incorporated and Furniture Brands International, Inc., the loss of either of which would have a material adverse effect on the company. The company's sales to La-Z-Boy accounted for approximately 13% of the company's total sales in fiscal 2004. Patrick H. Norton, Chairman of La-Z-Boy, serves on the company's board of directors.

In international markets, Culp sells upholstery fabrics to distributors that maintain inventories for resale to furniture manufacturers. In addition, the company has established an operation in China to facilitate the sourcing (and finishing) of goods produced in Asia.

The following table sets forth the company's net sales by geographic area by amount and percentage of total net sales for the three most recent fiscal years.

                              Net Sales by Geographic Area
                              ----------------------------
                                 (dollars in thousands)

                        Fiscal 2004          Fiscal 2003         Fiscal 2002
                        -----------          ----------          -----------
United States          $282,865   88.8%    $299,768   88.3%   $329,073     86.0%
North America
(Excluding USA)          26,740    8.4       30,375     8.9     32,033      8.4
Far East and Asia         6,954    2.2        4,926     1.5     10,703      2.8
All other areas           1,557    0.6        4,577     1.3     10,765      2.8
                       --------  ------    --------   ------  --------    ------
Subtotal (International) 35,251   11.2       39,878    11.7     53,501     14.0
                       --------  ------    --------   ------  --------    ------
Total                  $318,116  100.0%    $339,646   100.0%  $382,574   100.0%
                       ========  ======    ========   ======  ========   ======

For additional segment information, see note 16 in the consolidated financial statements.


Backlog


Mattress Ticking Segment

The backlog for mattress ticking is not a reliable predictor of future shipments because the majority of sales are on a just-in-time basis.

Upholstery Fabrics Segment

Because many of the company's upholstery fabric customers have an opportunity to cancle orders, and because the company makes a significant portion of its upholstery sales through in-stock positions, it is difficult to predict the amount of backlog that is "firm." For this reason, the company has reported the portion of the upholstery fabric backlog from customers (excluding orders to replenish warehouses) with confirmed shipping dates within five weeks of the end of the fiscal year. On May 2, 2004, the portion of the upholstery fabric backlog from customers with confirmed shipping dates prior to June 6, 2004 was $9.6 million, all of which are expected to be filled during the current fiscal year, as compared to $10.9 million as of the end of fiscal 2003 (for confirmed shipping dates prior to June 1, 2003).

                               ITEM 2. PROPERTIES


The company's headquarters are located in High Point, North Carolina, and the company currently owns or leases eleven (11) active and two (2) inactive manufacturing facilities, a design center and three (3) regional distribution facilities. The following is a list of the company's principal administrative, manufacturing and distribution facilities. The manufacturing facilities and distribution centers are organized by segment.

                                                                             Approx.
                                                                            Total Area   Expiration
Location                                     Principal Use                   (Sq. Ft.)   of  Lease (1)
----------------------------------------     ------------------------------  --------    -------------
o  Administrative and Design Facilities:
      High Point, North Carolina (2)         Corporate headquarters            40,000         2015
      Burlington, North Carolina (2)         Design center                     30,000        Owned

o  Mattress Fabrics:
      Stokesdale, North Carolina             Manufacturing and distribution   220,000        Owned
      St. Jerome, Quebec, Canada             Manufacturing and distribution   202,500        Owned
o  Upholstery Fabrics:
      Graham, North Carolina (2)             Manufacturing                    341,000        Owned
      Burlington, North Carolina             Manufacturing                    302,000        Owned
      Pageland, South Carolina               Manufacturing                    204,000        Owned
      Cherryville, North Carolina            Manufacturing                    135,000        Owned
      Shelby, North Carolina                 Manufacturing                    101,000        Owned
      Anderson, South Carolina               Manufacturing                     99,000        Owned
      Lincolnton, North Carolina             Manufacturing                     78,000        Owned
      Burlington, North Carolina             Manufacturing and distribution   275,000         2006
      Burlington, North Carolina             Distribution and yarn warehouse  112,500        Owned
      High Point, North Carolina             Regional distribution             65,000      Monthly
      Tupelo, Mississippi                    Regional distribution             57,000         2018
      Los Angeles, California                Regional distribution             33,000         2007
      Shanghai, China                        Manufacturing                     65,000         2006
      Chattanooga, Tennessee (3)             Inactive                         290,000         2008
      Lumberton, North Carolina (4)          Inactive                         107,000        Owned

                      ___________________________________________

(1)   Includes all options to renew, except for inactive properties
(2)   Properties are used jointly by Upholstery Fabrics and Mattress Fabrics
(3)   The company has a sublease agreement for a portion of this property
(4)   The company is seeking to sell this property



The company believes that its facilities are in good condition, well maintained and suitable and adequate for present utilization. In the mattress fabrics segment, the company has manufacturing capacity to produce approximately 5.0% more products (measured in yards) than it manufactured in fiscal 2004. In the upholstery fabrics segment, the company has manufacturing capacity to produce approximately 22.0% more products (measured in yards) than it sold during fiscal 2004. In addition, the company has the ability to source additional mattress ticking and upholstery fabrics from outside suppliers, further increasing its ultimate output of finished goods.

                            ITEM 3. LEGAL PROCEEDINGS

     There are no legal proceedings to which the company, or its subsidiaries, is a party or of which any of their property is the subject that are required to be disclosed under this item.


                       ITEM 4. SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of shareholders during the fourth quarter ended May 2, 2004.

                                     PART II

                   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON
                     EQUITY AND RELATED STOCKHOLDER MATTERS

      Registrar and Transfer Agent
      EquiServe Trust Company, N.A.
      Post Office Box 43023
      Providence, Rhode Island 02940-3023
      (800) 633-4236
      (816) 843-4293 (Foreign shareholders)
      www.equiserve.com

     Stock  Listing

Culp, Inc. common stock is traded on the New York Stock Exchange under the symbol CFI. As of May 2, 2004, Culp, Inc. had approximately 1,800 shareholders based on the number of holders of record and an estimate of individual participants represented by security position listings.

      Analyst Coverage
      These analysts cover Culp, Inc.:

      BB&T Capital Markets - Joel Havard
      Morgan Keegan - Laura Champine, CFA
      Raymond, James & Associates - Budd Bugatch, CFA
      Sidoti & Company, LLC - Todd A. Schwartzman, CFA
      Value Line - Craig Sirois

     See Item 6, Selected Financial Data, for market and dividend information regarding the company's common stock.

ITEM 6 - SELECTED ANNUAL FINANCIAL DATA

                                                                                                       percent     five-year
                                                           fiscal   fiscal    fiscal    fiscal   fiscal    change      growth
(amounts in thousands, except per share amounts)             2004     2003      2002      2001     2000  2004/2003    rate (4)
----------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) STATEMENT DATA
     net sales                                           $  318,116  339,646   382,574   410,609  488,079      (6.3)  %     (8.0)
     cost of sales (6)                                      259,794  282,073   319,717   354,622  403,414      (7.9)        (8.6)
----------------------------------------------------------------------------------------------------------------------------------
          gross profit                                       58,322   57,573    62,857    55,987   84,665       1.3         (5.2)

     S G & A expenses                                        41,019   40,040    48,059    50,366   59,935       2.4         (7.3)
     goodwill amortization                                        0        0     1,395     1,395    1,395         0       (100.0)
     restructuring (credit) expense and asset impairment (6) (1,047)  12,981    10,368     5,625        0    (108.1)       100.0
----------------------------------------------------------------------------------------------------------------------------------

          income (loss) from operations                      18,350    4,552     3,035    (1,399)  23,335     303.1          4.4
     interest expense                                         5,528    6,636     7,907     9,114    9,521     (16.7)       (10.5)
     interest income                                           (376)    (596)     (176)      (46)     (51)    (36.9)        14.0
     early extinguishment of debt                             1,672        0         0         0        0     100.0        100.0
     other expense                                              750      805     1,444     1,941      171      (6.8)         8.7
----------------------------------------------------------------------------------------------------------------------------------

          income (loss) before income taxes                  10,776   (2,293)   (6,140)  (12,408)  13,694     570.0         17.3
     income taxes                                             3,556   (1,557)   (2,700)   (4,097)   4,314     328.4         24.1
----------------------------------------------------------------------------------------------------------------------------------
     income (loss) before cumulative effect of
       accounting change                                      7,220     (736)   (3,440)   (8,311)   9,380   1,081.0         14.6
     cumulative effect of accounting change, net
     of income tax (7)                                            0  (24,151)        0         0        0     100.0            0
----------------------------------------------------------------------------------------------------------------------------------
               net income (loss)                         $    7,220  (24,887)   (3,440)   (8,311)   9,380     129.0         14.6
----------------------------------------------------------------------------------------------------------------------------------

     depreciation                                        $   13,642   13,990    17,274    19,391   19,462      (2.5)        (6.0)
     cash dividends                                               0        0         0     1,177    1,611         0       (100.0)
----------------------------------------------------------------------------------------------------------------------------------

     weighted average shares outstanding                     11,525   11,462    11,230    11,210   11,580       0.5         (2.2)
     weighted average shares outstanding,
          assuming dilution                                  11,777   11,462    11,230    11,210   11,681       2.7         (2.1)
----------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA

     basic income (loss) per share:
          income (loss) before cumulative effect
            of accounting change                         $     0.63    (0.06)    (0.31)    (0.74)    0.81   1,150.0         17.6
          cumulative effect of accounting change (7)              0    (2.11)        0         0        0     100.0          0.0
----------------------------------------------------------------------------------------------------------------------------------
          net income (loss)                              $     0.63    (2.17)    (0.31)    (0.74)    0.81     129.0         17.6
----------------------------------------------------------------------------------------------------------------------------------

     diluted income (loss) per share:
          income (loss) before cumulative effect
            of accounting change                         $     0.61    (0.06)    (0.31)    (0.74)    0.81   1,116.7         16.9
          cumulative effect of accounting change (7)              0    (2.11)        0         0        0     100.0          0.0
----------------------------------------------------------------------------------------------------------------------------------
          net income (loss)                              $     0.61    (2.17)    (0.31)    (0.74)    0.81     128.1         16.9
----------------------------------------------------------------------------------------------------------------------------------

     cash dividends                                      $     0.00     0.00      0.00     0.105     0.14       0.0       (100.0)
     book value                                                8.95     8.33     10.52     10.85    11.57       7.4         (3.4)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA

     operating working capital (5)                       $   64,441   61,937    76,938    90,475  112,407       4.0  %     (10.4)
     property, plant and equipment, net                      77,770   84,962    89,772   112,322  126,407      (8.5)        (8.8)
     total assets                                           193,728  218,153   287,713   289,580  343,980     (11.2)       (10.2)
     capital expenditures                                     6,747   12,229     4,729     8,050   22,559     (44.8)        (8.8)
     long-term debt (1)                                      51,030   76,500   108,484   111,656  137,486     (33.3)       (18.1)
     shareholders' equity                                   103,391   95,765   119,065   121,802  129,640       8.0         (4.2)
     capital employed (3)                                   154,421  172,265   227,549   233,458  267,126     (10.4)       (10.4)
----------------------------------------------------------------------------------------------------------------------------------
RATIOS & OTHER DATA

   gross profit margin                                        18.3%     17.0%     16.4%     13.6%    17.3%
     operating income (loss) margin                            5.8       1.3       0.8      (0.3)     4.8
     net income (loss)  margin  before  cumulative
        effect of accounting change                            2.3      (0.2)     (0.9)     (2.0)     1.9
     effective income tax rate                                33.0      67.9      44.0      33.0     31.5
     long-term debt-to-total capital employed ratio (1)       33.0      44.4      47.7      47.8     51.5
     operating working capital turnover (5)                    5.2       5.0       4.5       4.0      4.4
     days sales in receivables                                  35        35        41        51       49
     inventory turnover                                        5.6       5.3       5.4       5.3      5.4
---------------------------------------------------------------------------------------------------------


STOCK DATA

     stock price
          high                                        $      12.28     17.89     10.74      7.25    11.06
          low                                                 5.05      3.75      2.12      1.63     5.00
          close                                               8.61      5.00      9.30      4.95     5.81
     P/E ratio (2)
           high (4)                                           20.1      N.M.      N.M.      N.M.     13.7
           low (4)                                             8.3      N.M.      N.M.      N.M.      6.2
     daily average trading volume (shares)                    55.9      92.3      24.9      16.2     15.8
-----------------------------------------------------------------------------------------------------
(1) Long-term debt includes long- and short-term debt
(2) P/E ratios based on trailing 12-month net income (loss) per share
(3) Capital employed includes long-term debt and shareholders' equity
(4) N.M - Not meaningful
(5) Operating working capital for this calculation is accounts receivable, inventories and accounts payable
(6) The company incurred restructuring and related charges in fiscal 2003, 2002 and 2001. See note 2 of the company's consolidated financial statements
(7) See note 19 of the company's consolidated financial statements

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes attached thereto.

Overview

Management believes that Culp is one of the two largest producers of mattress fabrics (known as mattress ticking) in North America, as measured by total sales, and one of the three largest marketers of upholstery fabrics for furniture in North America, again measured by total sales. The company's fabrics are used primarily in the production of bedding products and residential and commercial upholstered furniture, including sofas, recliners, chairs, love seats, sectionals, sofa-beds, office seating and mattress sets. Although Culp markets fabrics at most price levels, the company emphasizes fabrics that have broad appeal in the "good" and "better" priced categories of furniture and bedding.

The company's fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. Fiscal 2004 included 53 weeks. Fiscal years 2003 and 2002 included 52 weeks. The company's operating segments are mattress fabrics and upholstery fabrics, with related divisions organized within those segments. In mattress fabrics, Culp Home Fashions markets a broad array of fabrics used by bedding manufacturers. In upholstery fabrics, Culp Decorative Fabrics markets jacquard and dobby woven fabrics for residential and commercial furniture and yarn for use primarily by the company, with some outside sales. Culp Velvets/Prints markets velvet and printed fabrics used primarily for residential furniture.

Results of Operations

The following table sets forth certain items in the company's consolidated statements of income (loss) as a percentage of net sales.

                                                2004     2003     2002
                                               ------   ------   ------
Net sales                                      100.0%   100.0%   100.0%
Cost of sales                                   81.7     83.0     83.5
                                               ------   ------   ------
     Gross profit                               18.3     17.0     16.5
Selling, general and administrative
  expenses                                      12.9     11.8     12.6
Goodwill amortization                            0.0      0.0      0.4
Restructuring (credit) expense and asset
  impairments                                   (0.3)     3.8      2.7
                                               ------   ------   ------
     Income from operations                      5.8      1.3      0.8
Interest expense, net                            1.6      1.8      2.1
Early extinguishment of debt                     0.5      0.0      0.0
Other expense                                    0.2      0.2      0.4
                                               ------   ------   ------
     Income (loss) before income taxes           3.4     (0.7)    (1.7)
     Income taxes *                             33.0     67.9     44.0
                                               ------   ------   ------
     Income (loss) before cumulative effect
       of accounting change                      2.3%    (0.2)%   (0.9)%
                                               ======   ======   ======

*  Calculated as a percent of income (loss) before income taxes

2004 Compared with 2003

The company's net sales for fiscal 2004 decreased 6.3% to $318.1 million; and the company reported net income of $7.2 million, or $0.61 per share diluted, versus a net loss before cumulative effect of accounting change of $736,000, or $0.06 per share diluted, a year ago. Including the cumulative effect of accounting change, the company reported a loss of $2.17 per share for fiscal 2003. Restructuring credits of $701,000, net of tax (or $0.06 per share), and an early extinguishment of debt charge of $1.1 million, net of tax (or $0.10 per share) were included in net income for fiscal 2004. In addition, restructuring and related charges and credits of $9.7 million, net of tax (or $0.85 per share) were included in net loss for fiscal 2003.

The company reported substantial improvement in its consolidated balance sheet by reducing long-term debt by $25.5 million during fiscal 2004, and ended the year with $14.6 million in cash and cash equivalents.

Mattress Fabrics Segment

Net Sales. Mattress ticking sales for fiscal 2004 increased $6.7 million, or 6.7%, to $106.3 million from $99.7 million in fiscal 2003, due principally to overall improved industry demand and continued gains with key customers. The 6.7% fiscal year sales gain in this segment is especially noteworthy because it occurred during the bedding industry's transition to selling predominantly one-sided mattresses, which utilize approximately 28% to 30% less mattress ticking. This transition at retail began in late calendar year 2002 and is expected to continue through early calendar year 2005.

Mattress  ticking yards sold during fiscal 2004 were 43.0 million  compared with
39.9 million yards in the previous year, an increase of 7.8%. The average selling price was $2.45 per yard for fiscal 2004, compared to $2.48 per yard in the same period last year. This slight reduction in average selling price was due primarily to greater participation in cash discount terms.

Gross Profit. For fiscal 2004, the mattress fabric segment reported gross profit dollars and margins of $23.4 million and 22.0%, respectively, compared with $22.8 million and 22.9% for fiscal 2003. The loss in margin, which was due to a lower average sales price, was offset by improved operating efficiencies.

Upholstery Fabrics Segment

Net Sales. Upholstery fabric sales for fiscal 2004 decreased $28.2 million, or 11.7%, to $211.8 million from $240.0 million in fiscal 2003, primarily reflecting a decline in sales in the Culp Decorative Fabrics (CDF) division related to consumer preference for leather and competition from imported fabrics, including cut and sewn kits. Management continues to monitor and assess sales trends in this division. If sales declines continue, management may need to take further actions to adjust cost structures and capacity, in addition to those taken in recent years.

Upholstery fabric yards sold during fiscal 2004 were 49.1 million versus 57.7 million in fiscal 2003, a decline of 14.9%. Average selling price was $4.19 per yard for fiscal 2004 compared with $4.04 per yard last year, an increase of 3.7%, due primarily to higher average selling prices in the Culp Decorative Fabrics division.

Gross Profit. In spite of weak furniture demand and increased competition from imported fabrics, the upholstery fabric segment experienced a slight improvement in gross profit dollars and a more significant improvement in gross margin. Gross profit for fiscal 2004 was $34.9 million, or 16.5%, versus $34.7 million, or 14.5%, for fiscal 2003. The increase in gross profit margins primarily reflects significant gains in manufacturing operating efficiencies within the CDF division.

Offshore Upholstery Fabric Sourcing

The company has undertaken several initiatives to source and market upholstery fabrics produced internationally, primarily in Asia. These measures are part of the company's continuing efforts to meet consumer preferences for certain types of fabrics, as well as to serve the growing segment of the company's customer base that is establishing or expanding furniture production in international areas. In fiscal 2004, the company sourced 7.5% of its upholstery fabrics offshore, a figure that nearly tripled from 2.6% for fiscal 2002. During the fourth quarter of fiscal 2004, 11.1% of the company's upholstery fabrics were sourced outside the United States. The growth in offshore sourcing is a trend that is expected to continue.

A major component of the company's offshore sourcing effort is its China operation, which was announced in March 2003 and began operations during the fourth quarter of fiscal 2004. This initiative involves a strategy to link the company's existing customer relationships, design expertise and production technology with low-cost fabric manufacturing in China, while continuing to maintain high quality standards. The company has leased and upfitted a 65,000 square foot facility in the Shanghai region of China, where fabrics sourced in Asia will be inspected and tested to assure compliance with the company's quality standards before shipment to customers. In most cases, additional value-added finishing steps are applied to the fabrics in China before shipment. Incoming fabric inspection, testing and finishing operations began during the fourth quarter. As expected, the company has experienced moderate operating losses in its China operations in fiscal 2004, and some level of operating loss may continue until some time in fiscal 2005.

Other Corporate Expenses

Selling, General and Administrative Expenses. SG&A expenses were $41.0 million for fiscal 2004 and increased $1.0 million, or 2.4%, from fiscal 2003. As a percent of net sales, SG&A expenses increased to 12.9% from 11.8% the previous year. This increase over the prior year was due primarily to higher professional fees coupled with lower sales. Additionally, SG&A expenses in fiscal 2003 included a credit to bad debt expense in the amount of $571,000 due to a significant decrease in past due receivable balances.

Restructuring (Credit) Expense. The $1.0 million restructuring credit represents the adjustment of accrued employee benefit and other plant closing costs related to the shutdown of the Chattanooga and Lumberton operations. See additional discussion of restructuring activity in the "2003 Compared with 2002, Restructuring Actions" section below.

Interest Expense. Interest expense for fiscal 2004 declined to $5.5 million from $6.6 million due to significantly lower borrowings outstanding.

Interest Income. Interest income decreased to $376,000 from $596,000 due to lower interest rates earned in fiscal 2004 and lower invested balances.

Early Extinguishment of Debt. The $1.7 million charge represents premium and fees paid to reduce the $75 million term loan balance. See "Financing" for additional discussion.

Other Expense. Other expense for the fiscal 2004 totaled $750,000, compared with $805,000 in the prior year. The decrease was principally due to lower debt issue amortization expenses.

Income  Taxes.  The  effective  tax rate (taxes as a percentage of pretax income
(loss)) for fiscal 2004 was 33.0% compared with 67.9% for fiscal 2003. The higher rate for the prior period reflects the increased tax benefits related to the company's loss in the U.S. resulting from the restructuring charges recorded in the second quarter of fiscal 2003.

2003 Compared with 2002


Restructuring Actions

The financial results for fiscal 2003 include a total of $15.9 million in restructuring and related charges. As reflected in the consolidated financial statements for fiscal 2003, restructuring and related charges were recorded as $13.0 million in the line item "restructuring expense" and $2.9 million in "cost of sales," reducing net income by $9.7 million, net of taxes (or $0.85 per share). The $15.9 million is made up of the following: (1) $12.1 million of restructuring expenses related to the Culp Decorative Fabrics ("CDF") division, the largest items of which are lease termination expenses and personnel costs;
(2) $2.9 million of "restructuring related" costs for CDF, which include inventory mark-downs and equipment moving expense (charged to "cost of sales"); and (3) $1.3 million of restructuring expenses related to further write-downs of equipment in connection with the exit from the wet printed flock business by the Culp Velvets/Prints ("CVP") division, offset by a restructuring credit of $354,000 related to employee benefit and plant security costs. The additional write-down of equipment, which is a non cash item, was recorded to more closely estimate the current market value of this equipment, which continued to deteriorate after April 2002, the date of the original write-down. Of the charges related to CDF, approximately $4.1 million are non-cash items, which relate to write-downs of equipment and inventory mark-downs, while the remaining $10.9 million relates to cash expenditures.

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

Exit of Wet Printed Flock Product Line. During March 2002, the company announced that it was evaluating strategic alternatives for the capital invested in its wet printed flock upholstery fabrics product line. Management took this action because of the significant decline in sales and profitability of wet printed flocks in recent years, a decline related principally to the strength of the U.S. dollar relative to foreign currencies as well as a shift in consumer preferences to other styles of upholstery fabrics. In April 2002, management approved a plan to exit the wet printed flock upholstery fabric business and has been actively seeking to sell the assets related to this product line. The exit plan involved closing a printing facility and flocking operation within the Culp Velvets/Prints division, a reduction in related selling and administrative expenses, and termination of 86 employees. The company also recognized certain inventory write-downs related to this product line. The total charge from the exit plan and inventory write-down was $9.7 million, of which approximately $8.2 million represented non-cash items, consisting of a $7.6 million write-down of property, plant and equipment and a $619,000 write-down of inventory. The company recorded the total charge in the fourth quarter of fiscal 2002. Of this total, $9.1 million was recorded in the line item "restructuring expense" and $619,000, related to the inventory write-downs, was recorded in "cost of sales," reducing net income by $5.8 million, net of taxes (or $0.51 per share). For fiscal 2003, additional restructuring charges related to wet printed flocks were recorded as explained earlier in this report. During the fiscal year ended April 28, 2002, sales of wet printed flocks contributed $17.1 million, or 4.5%, of the company's total sales and resulted in an operating loss of $2.1 million. The company estimates that the net loss attributable to these operations on an after-tax basis was approximately $0.12 per share during fiscal 2002.

Other Restructuring Actions. During fiscal 2001 and continuing into fiscal 2002, the company undertook a restructuring plan in its upholstery fabric segment intended to lower operating expenses, increase manufacturing utilization, raise productivity and position the company to operate profitably on a lower level of sales. The plan involved (1) the consolidation of certain fabric manufacturing capacity within the Culp Decorative Fabrics (CDF) division, (2) closing one of the company's four yarn manufacturing plants within Culp Yarn, (3) an extensive reduction in selling, general and administrative expenses including the termination of 110 employees and (4) a comprehensive stock keeping unit (SKU) reduction initiative related to finished goods and raw materials in CDF. Additionally, the plan included consolidation of the CDF design operation into the company's Design Center and the implementation of a common set of raw material components for CDF. The company also recognized certain inventory write-downs related to the closed facilities as part of this initiative. The total charge from the restructuring, cost reduction and inventory write-down initiatives was $9.9 million, about $3.6 million of which represented non-cash items. In fiscal 2002 the company recognized $2.5 million of restructuring and related charges recorded as $1.3 million in the line item "restructuring expense" and $1.2 million in "cost of sales." These restructuring and related charges reduced net income by $1.5 million, net of taxes (or $0.14 per share). The costs reflected in "cost of sales" were principally related to the relocation of manufacturing equipment. Due to this restructuring plan, the company has realized annualized reductions of at least $14 million in fixed manufacturing costs and SG&A expenses.

Fiscal 2003 vs. 2002 - Overview

The company's net sales for fiscal 2003 decreased 11.2% to $339.6 million as compared with fiscal 2002; and the company reported a net loss before cumulative effect of accounting change of $736,000, or $0.06 per share diluted, versus a net loss $3.4 million, or $0.31 share diluted for fiscal 2002. Including the cumulative effect of accounting change, the company reported a loss of $2.17 per share for fiscal 2003. Restructuring and related charges and credits of $9.7 million, net of tax (or $0.85 per share) and $7.5 million, net of tax (or $0.66 per share) were included in net loss for fiscal 2003 and fiscal 2002, respectively.

The company reported substantial improvement in its consolidated balance sheet by reducing long-term debt by $32 million during fiscal 2003 and ended the year with $24.4 million in cash and cash equivalents and short-term investments.

As of April 29, 2002, Culp adopted SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, the company recorded during the first quarter of fiscal 2003 a non-operating non-cash goodwill impairment charge of $37.6 million ($24.2 million net of taxes of $13.4 million), or $2.11 per share diluted, related to the goodwill associated with the Culp Decorative Fabrics division.

Mattress Fabrics Segment

Net Sales. Mattress ticking sales for fiscal 2003 decreased 5.5% to $99.6 million. Sales to U.S. bedding manufacturers fell 7.2% to $85.5 million, while sales to international customers increased by 6.8% to $14.1 million. The overall sales decrease was principally due to the weakness in consumer demand for mattresses. Additional factors that could have affected ticking demand for the company's products from bedding manufacturers are: (1) the gradual shift by many customers to "one-sided" mattresses, which generally require one-third less mattress ticking and (2) a growing consumer preference at the higher end of the bedding market for knitted tickings (which the company does not manufacture) rather than woven or printed tickings (although the company has begun to source knitted tickings from an outside supplier).

Gross Profit. For fiscal 2003, the mattress fabric segment reported gross profit dollars and margins of $22.8 million and 22.9%, respectively, compared with $29.2 million and 27.7 % for fiscal 2002. The principal reasons for the decline were (1) lower sales volume and reduced production schedules, which resulted in less absorption of fixed costs; (2) pricing pressures related to the overall competitive situation in the bedding industry; and (3) the high cost of a European sourcing agreement. Culp Home Fashions entered into an agreement with a European supplier in October 2001 as part of the termination of a long-term supply relationship. The agreement required, among other things, that the company maintain a certain level of weekly purchases through the end of the second quarter of fiscal 2003. Consequently, during the first and second quarters of fiscal 2003, the company was required to source products from this supplier that were significantly more expensive than products manufactured at the company's U.S. and Canadian plants in order to meet the agreement's minimum purchase levels. This supply agreement was concluded on October 31, 2002.

Upholstery Fabrics Segment

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

In addition to the overall softness in demand during fiscal 2003, the sales decrease in upholstery fabrics was attributable to the company's strategy to focus on improving the profitability of its sales mix by reducing or eliminating products generating little or no profit. In the Culp Velvets/Prints division, the company discontinued its unprofitable wet printed flock business at the end of fiscal 2002. This product line produced annual sales in fiscal 2002 of approximately $17.0 million with approximately $2.0 million in operating losses.

The company believes upholstery fabric sales were also impacted in fiscal 2003 by (1) an increasing market share of leather furniture being sold in the U.S.; and (2) an increase in imported fabrics, both in "piece goods" and "cut and sewn kits."

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

Other Corporate Expenses

Selling, General and Administrative Expenses. SG&A expenses were $40.0 million for fiscal 2003 and decreased $8.0 million, or 16.7%, from fiscal 2002. As a percent of net sales, SG&A expenses decreased to 11.8% from 12.6% for fiscal 2002. SG&A expenses for fiscal 2003 included a credit to bad debt expense in the amount of $571,000 due to a significant decrease in past due receivable balances. This amount compares with bad debt expense of $4.2 million for fiscal 2002. Additionally, SG&A expenses for fiscal 2003 were lower due to reduced sampling charges and reduced sales expenses due to lower sales volume.

Goodwill Amortization. At the beginning of fiscal 2003, the company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized.

Interest Expense. Interest expense for fiscal 2003 declined to $6.6 million from $7.9 million for fiscal 2002 due to significantly lower borrowings outstanding, offset somewhat by a $750,000 increase in interest expense associated with the company's $75 million term loan, as a result of an amendment in February 2002.

Interest Income. Interest income for fiscal 2003 increased to $596,000 from $176,000 for fiscal 2002 due to significantly higher average invested cash for the year as compared with the average for fiscal 2002.

Other Expense. Other expense for the fiscal 2003 totaled $805,000, compared with $1.4 million for fiscal 2002. The decrease was principally due to lower legal and debt issue expenses.

Income Taxes. The effective tax rate for fiscal 2003 was 67.9% compared with 44.0% for fiscal 2002. The higher rate on the pretax loss in each period reflects the benefit from a reduction in estimated accruals as well as a lower proportion of earnings in fiscal 2003 from the company's Canadian subsidiary that is taxed at a lower effective rate.


Handling Costs

The company records warehousing costs in Selling, General & Administrative expenses. These costs were $4.6 million, $4.9 million and $5.0 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. Warehousing costs include the operating expenses of the company's various finished goods distribution centers, such as personnel costs, utilities, building rent and material handling equipment lease expense. Had these costs been included in cost of sales, gross profit would have been $53.7 million, or 16.8% in fiscal 2004, $52.7 million, or 15.5% in fiscal 2003 and $57.9 million, or 15.1% in fiscal 2002.


Liquidity and Capital Resources

The company's sources of liquidity include cash, cash equivalents, cash flow from operations and amounts available under its revolving credit line. These sources have been adequate for day-to-day operating purposes and capital expenditures. The company expects these sources of liquidity to continue to be adequate for the foreseeable future. Cash, cash equivalents and short-term investments as of May 2, 2004 decreased to $14.6 million from $24.4 million at the end of fiscal 2003, reflecting cash flow from operations of $25.4 million for fiscal 2004, proceeds from the sale of short-term investments of $10.0 million, capital expenditures of $6.0 million, payments on vendor-financed capital expenditures of $3.9 million, debt repayment of $25.5 million and stock issuance from the exercise of stock options of $.2 million. Cash flow from operations totaled $25.4 million for fiscal 2004, $31.1 million for fiscal 2003 and $42.2 million for fiscal 2002, for a three-year total of $98.7 million.

Working Capital

Accounts receivable as of May 2, 2004 decreased 4.8% from the year-earlier level, principally due to lower sales volume. Days sales outstanding totaled 33 days at May 2, 2004, the same as for the same period last fiscal year. Inventories at the close of the fourth quarter decreased 1.0% from a year ago. Inventory turns for the fourth quarter were 5.5 versus 5.7 for the year-earlier period. Operating working capital (comprised of accounts receivable, inventories and trade accounts payable) was $64.4 million at May 2, 2004, up from $61.9 million a year ago.


Financing Arrangements

Strengthening the consolidated balance sheet was an important focus for the company in fiscal 2004. During the third quarter of fiscal 2004, the company made a $25.0 million prepayment on its $75.0 million of outstanding senior notes. As part of the transaction, the company negotiated a five percent, or $1.25 million, premium to be paid to the current note holders for the prepayment of this principal amount. This premium amount, along with other related transaction costs, resulted in a charge of $1.7 million, or $0.10 per share, in the third quarter of fiscal 2004. As a result of this prepayment, the company will realize annualized savings of approximately $1.7 million, or $0.09 per share, in net interest expense in each of the next two years, and a declining amount over the reminder of the notes' term until 2010. In addition, the company's long-term debt to capital ratio improved to 33.0% at May 2, 2004 compared with 44.4% at the end of fiscal 2003. During the past four years, the company has generated sufficient cash flow from operations to reduce long-term debt by $86.0 million.

The company's remaining $51.0 million in long-term debt is unsecured and is comprised of $50 million in outstanding senior notes from several insurance companies, with a fixed interest rate of 7.76%, and a $1.0 million, non-interest bearing term loan with the Canadian government. Additionally, the company has a $15.0 million revolving credit line with a bank, including letters of credit up to $2.5 million. Borrowings under the credit facility generally bear interest at the London Interbank Offered Rate plus an adjustable margin based on the company's debt/EBITDA ratio, as defined by the agreement. As of May 2, 2004, there were $1.4 million in outstanding letters of credit in support of inventory purchases, and no borrowings outstanding under the agreement. The bank agreement expires in August 2004. The first scheduled principal payment on the $50 million senior notes is due March 2006 in the amount of $7.5 million. The Canadian government loan is repaid in annual installments of approximately $500,000 per year. The company was in compliance with all financial covenants in its loan agreements as of May 2, 2004.

Commitments

The following table summarizes the company's contractual payment obligations and commitments (in thousands):

                        2005    2006    2007    2008    2009  Thereafter  Total
-------------------------------------------------------------------------------
Capital expenditure
Commitments           $ 4,724 $     -  $    -  $     - $    -   $   -   $ 4,724
Accounts payable -
  capital expenditures  1,816      69       -        -      -       -     1,885
Operating leases        4,753   3,265   2,067    1,217    235       1    11,538
Long-term debt            528   8,062   7,535   19,835  7,535   7,535    51,030
--------------------------------------------------------------------------------
Total                 $11,821 $11,396  $9,602  $21,052 $7,770  $7,536   $69,177
--------------------------------------------------------------------------------
   Note: Payment Obligations by Fiscal Year Ending April

Capital Expenditures

Capital spending for fiscal 2004 was $6.7 million. This compares with $12.2 million in fiscal 2003. The larger projects for fiscal 2004 included approximately $3.0 million for manufacturing equipment and leasehold improvements related to the company's China operation. Depreciation expense for fiscal 2004 was $13.6 million. For fiscal 2005, the company's capital expenditure budget is $9.0 million, of which $5.7 million is related to the company's purchase and renovation of a new corporate headquarters building. Depreciation expense for fiscal 2005 is estimated to be comparable with fiscal 2004.

Inflation

The cost of certain of the company's raw materials, principally fibers from petroleum derivatives, and utility/energy costs, have increased during the past few months due to rising oil prices; but overall operating expenses are remaining generally stable. Factors that reasonably can be expected to influence margins in the future include changes in raw material prices, trends in other operating costs and overall competitive conditions.

Critical Accounting Policies

U.S. generally accepted accounting principles require the company to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain, and as a result actual results could differ significantly from those estimates. Due to the estimation processes involved, management considers the following summarized accounting policies and their application to be critical to understanding the company's business operations, financial condition and results of operations.

Accounts Receivable - Allowance for Doubtful Accounts. Substantially all of the company's accounts receivable are due from residential and commercial furniture and bedding manufacturers. Ownership of these manufacturers is increasingly concentrated and certain bedding manufacturers have a high degree of leverage. As of May 2, 2004, accounts receivable from furniture manufacturers totaled approximately $22.8 million and from bedding manufacturers approximately $10.3 million. Approximately $5.8 million of the company's total accounts receivable was due from international customers. Additionally, as of May 2, 2004, the aggregate accounts receivable balance of the company's ten largest customers was $12.8 million, or 38.8% of trade accounts receivable.

The company continuously performs credit evaluations of its customers, considering numerous inputs including customers' financial position, past payment history, cash flows and management capability; historical loss experience; and economic conditions and prospects. Once evaluated, each customer is assigned a credit grade. Credit grades are adjusted as warranted. While management believes that adequate allowances for doubtful accounts have been provided in the consolidated financial statements, it is possible that the company could experience additional unexpected credit losses.

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

The company's assessment at May 2, 2004 indicated that the net undiscounted future operating cash flows of the company's businesses were sufficient to recover the carrying amount of the long-lived assets under SFAS No. 144. The determination of future operating cash flows involves considerable estimation and judgment about future market conditions and future sales and profitability. Although the company believes it has based the impairment testing on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results.

Goodwill. As of April 29, 2002, Culp adopted SFAS No. 142, "Goodwill and Other Intangible Assets." For the initial application of SFAS No. 142, an independent business valuation specialist was engaged to assist the company in the determination of the fair market value of Culp Decorative Fabrics, one of the company's two divisions within the upholstery fabric segment, because of the significance of the goodwill associated with the division and due to its operating performance. As a result of the adoption of SFAS No. 142, during the first quarter of fiscal 2003, the company recorded a non-operating, non-cash goodwill impairment charge of $37.6 million ($24.2 million net of taxes of $13.4 million), or $2.11 per share diluted, related to the goodwill associated with the Culp Decorative Fabrics division. After the goodwill impairment charge, the company's remaining goodwill relates to the following divisions: Culp Decorative Fabrics - $5.1 million and Culp Home Fashions - $4.1 million.

The company updated its goodwill impairment test as of May 2, 2004. This impairment test, which was prepared by the company with assistance from an independent business valuation specialist, did not indicate any further impairment of goodwill. The determination of fair value involves considerable estimation and judgment. In particular, determining the fair value of a business unit involves, among other things, developing forecasts of future cash flows and appropriate discount rates. Although the company believes it has based the impairment testing on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results. As a result of a continuing difficult business environment, there is a potential for further impairment of the goodwill of Culp Decorative Fabrics.

Restructuring Charges. The upholstery fabric industry continues to be under significant pressure from a variety of external forces, such as an increase in the market share of leather furniture, an increase in customers buying fabric and "cut and sew" fabric kits from China, increasing pricing demands, global competition and the overall weakness of the economy. In an effort to reduce operating expenses and increase manufacturing utilization, the company has undertaken four restructuring initiatives, three within Culp Decorative Fabrics, and one related to the exit of the wet printed flock product line, which was part of the Culp Velvets/Prints division within the upholstery fabric segment, which have resulted in restructuring charges related to the remaining lease costs of the closed facilities, the write-down of property, plant and equipment and workforce reduction. Severance and related charges and facility exit costs, including those related to leases, were accounted for under EITF 94-3, the then currently effective accounting literature. Asset impairment charges related to the consolidation or closure of manufacturing facilities are based on an estimate of expected sales prices for the real estate and equipment.

The company reassesses the individual accrual requirements at the end of each reporting period. If circumstances change, causing current estimates to differ from original estimates, adjustments are recorded in the period of change. Restructuring charges, and adjustments of those charges, are summarized in note 2 to the consolidated financial statements. Management continues to monitor and assess sales trends in the Culp Decorative Fabrics division. If sales declines continue, management may need to take further actions to adjust cost structures and capacity, in addition to those taken in recent years.

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

             ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

The company is exposed to market risk from changes in foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company's exposure to floating debt interest rate risk was eliminated in the fourth quarter of fiscal 2003 after the remaining industrial revenue bonds were paid.

The company's exposure to fluctuations in foreign currency exchange rates is due primarily to a foreign subsidiary domiciled in Canada and firmly committed and anticipated purchases of certain machinery, equipment and raw materials in foreign currencies. The company's Canadian subsidiary uses the United States dollar as its functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with the Canadian subsidiary. However, the company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firmly committed and anticipated purchases of certain machinery, equipment and raw materials. The amount of Canadian-denominated sales and manufacturing costs is not material to the company's consolidated results of operations; therefore, a 10% change in the exchange rate at May 2, 2004 would not have a significant impact on the company's results of operations or financial position. Additionally, as the company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Due to the start up of operations in China, the company does have exposure to fluctuations in currency rates if China allows their currency to float since it has been essentially fixed in relation to the U.S. dollar. Currently, the risk cannot be hedged. The amount of sales and manufacturing costs denominated in Chinese currency is not material to the company's consolidated results of operations; therefore, a 10% change in the exchange rate at May 2, 2004 would not have a significant impact on the company's results of operations or financial position.

                                   CULP, INC.
                    SALES / GROSS PROFIT BY SEGMENT/DIVISION
   FOR THE TWELVE MONTHS ENDED MAY 2, 2004, APRIL 27, 2003 AND APRIL 28, 2002

                                   (Amounts in thousands)

                                                            TWELVE MONTHS ENDED
                                 ---------------------------------------------------------------------------
                                           Amounts                                Percent of Total Sales
                                 ----------------------------                   ----------------------------
                                    May 2,        April 27,       % Over
Segment/Division Sales               2004           2003          (Under)          2004            2003
-----------------------------    -------------   ------------   ------------   -----------    -----------
Upholstery Fabrics
    Culp Decorative Fabrics  $        119,514        137,479      (13.1) %        37.6 %         40.5 %
    Culp Velvets/Prints                87,522         96,049       (8.9) %        27.5 %         28.3 %
    Culp Yarn                           4,758          6,459      (26.3) %         1.5 %          1.9 %
                                 -------------   ------------   ------------   -----------    -----------
                                      211,794        239,987      (11.7) %        66.6 %         70.7 %
Mattress Ticking
    Culp Home Fashions                106,322         99,659        6.7  %        33.4 %         29.3 %
                                 -------------   ------------   ------------   -----------    -----------

                             $        318,116        339,646       (6.3) %       100.0 %        100.0 %
                                 =============   ============   ============   ===========    ===========



Segment Gross Profit                                                               Gross Profit Margin
-----------------------------                                                  --------------------------

Upholstery Fabrics  (1)      $         34,946         34,737        0.6  %        16.5 %         14.5 %
Mattress Ticking                       23,376         22,836        2.4  %        22.0 %         22.9 %
                                 -------------   ------------   ------------   -----------    -----------
Gross Profit                 $         58,322         57,573        1.3  %        18.3 %         17.0 %
                                 =============   ============   ============   ===========    ===========


                                                            TWELVE MONTHS ENDED
                                 ---------------------------------------------------------------------------

                                           Amounts                                Percent of Total Sales
                                 ----------------------------                   --------------------------
                                  April 27,       April 28,       % Over
Segment/Division Sales               2003           2002          (Under)          2003           2002
-----------------------------    -------------   ------------   ------------   -----------    -----------

Upholstery Fabrics
    Culp Decorative Fabrics  $        137,479        152,783      (10.0) %        40.5 %         39.9 %
    Culp Velvets/Prints                96,049        119,180      (19.4) %        28.3 %         31.2 %
    Culp Yarn                           6,459          5,309       21.7  %         1.9 %          1.4 %
                                 -------------   ------------   ------------   -----------    -----------
                                      239,987        277,272      (13.4) %        70.7 %         72.5 %
Mattress Ticking
    Culp Home Fashions                 99,659        105,302       (5.4) %        29.3 %         27.5 %
                                 -------------   ------------   ------------   -----------    -----------

                             $        339,646        382,574      (11.2) %       100.0 %        100.0 %
                                 =============   ============   ============   ===========    ===========



Segment Gross Profit                                                               Gross Profit Margin
-----------------------------                                                  --------------------------

Upholstery Fabrics (2)       $         34,737         33,648        3.2  %        14.5 %         12.1 %
Mattress Ticking                       22,836         29,209      (21.8) %        22.9 %         27.7 %
                                 -------------   ------------   ------------   -----------    -----------
Gross Profit                 $         57,573         62,857       (8.4) %        17.0 %         16.4 %
                                 =============   ============   ============   ===========    ===========



(1) Gross profit includes $2.9 million of restructuring related charges for fiscal 2003
(2) Gross profit includes $1.8 million of restructuring related charges for fiscal 2002

                   ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA


Management's Statement of Responsibility

The management of Culp, Inc. is responsible for the accuracy and consistency of all the information contained in this annual report on Form 10-K, including the financial statements. These statements have been prepared to conform with U.S. generally accepted accounting principles. The preparation of financial statements and related data involves estimates and the use of judgment.

Culp, Inc. maintains internal controls designed to provide reasonable assurance that the financial records are accurate, that the assets of the company are safeguarded, and that the consolidated financial statements present fairly the financial position and results of operations of the company.

KPMG LLP, the company's independent registered public accountants, conducts an audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and provides an opinion on the consolidated financial statements prepared by management. Their report for 2004 is presented on the following page.

The Audit Committee of the Board of Directors reviews the scope of the audit and the findings of the independent registered public accountants. The internal auditor and the independent registered public accountants meet with the Audit Committee to discuss audit and financial reporting issues. The Audit Committee also reviews the company's principal accounting policies, significant internal accounting controls, quarterly financial information releases, Annual Report and annual SEC filings (Form 10-K and Proxy Statement).



Robert G. Culp, III           Franklin N. Saxon             Kenneth R. Bowling
Chairman and Chief            President and                 Vice President and
Executive Officer             and Chief Operating Officer   Treasurer (principal
(principal executive officer) (principal financial officer) accounting officer)
June 4, 2004                  June 4, 2004                  June 4, 2004

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
              -------------------------------------------------------




To the Board of Directors and Shareholders of Culp, Inc.:

We have audited the accompanying consolidated balance sheets of Culp, Inc. and subsidiaries as of May 2, 2004 and April 27, 2003, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended May 2, 2004. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Culp, Inc. and subsidiaries as of May 2, 2004 and April 27, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended May 2, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for inventories from the lower of last-in, first-out (LIFO) cost or market to the lower of first-in, first-out (FIFO) cost or market.

\S\ KPMG LLP


Greensboro, North Carolina
June 4, 2004

CONSOLIDATED BALANCE SHEETS



May 2, 2004 and April 27, 2003 (dollars in thousands, except share data)    2004         2003
-----------------------------------------------------------------------------------------------
ASSETS
    current assets:
        cash and cash equivalents                                       $  14,568       14,355
        short-term investments                                                  0       10,043
        accounts receivable                                                30,719       32,259
        inventories                                                        49,045       49,552
        deferred income taxes                                               9,256       12,303
        other current assets                                                1,634        3,204
-----------------------------------------------------------------------------------------------
          total current assets                                            105,222      121,716

    property, plant and equipment, net                                     77,770       84,962
    goodwill                                                                9,240        9,240
    other assets                                                            1,496        2,235
----------------------------------------------------------------------------------------------
           total assets                                                 $ 193,728      218,153
==============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
    current liabilities:
        current maturities of long-term debt                            $     528          500
        accounts payable                                                   15,323       19,874
        accrued expenses                                                   13,028       14,071
        accrued restructuring expenses                                      4,968        7,743
        income taxes payable                                                1,850          349
----------------------------------------------------------------------------------------------
           total current liabilities                                       35,697       42,537

    long-term debt, less current maturities                                50,502       76,000
    deferred income taxes                                                   4,138        3,851
----------------------------------------------------------------------------------------------
           total liabilities                                               90,337      122,388
----------------------------------------------------------------------------------------------

    commitments and contingencies (note 11)
    shareholders' equity:
        preferred stock, $.05 par value, authorized 10,000,000
           shares                                                               0            0
        common stock, $.05 par value, authorized 40,000,000
           shares, issued and outstanding 11,546,634 at
           May 2, 2004 and 11,515,459 at April 27, 2003                       578          576
        capital contributed in excess of par value                         39,943       39,749
        unearned compensation                                                (349)        (559)
        retained earnings                                                  63,219       55,999
----------------------------------------------------------------------------------------------
           total shareholders' equity                                     103,391       95,765
----------------------------------------------------------------------------------------------
           total liabilities and shareholders' equity                   $ 193,728      218,153
==============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)



For the years ended May 2, 2004, April 27, 2003
and April 28, 2002 (dollars in thousands, except per share data)       2004          2003          2002
---------------------------------------------------------------------------------------------------------------
net sales                                                     $      318,116      339,646         382,574
cost of sales                                                        259,794      282,073         319,717
---------------------------------------------------------------------------------------------------------------
    gross profit                                                      58,322       57,573          62,857
selling, general and administrative expenses                          41,019       40,040          48,059
goodwill amortization                                                      0            0           1,395
restructuring (credit) expense and asset impairments                  (1,047)      12,981          10,368
---------------------------------------------------------------------------------------------------------------
    income from operations                                            18,350        4,552           3,035
interest expense                                                       5,528        6,636           7,907
interest income                                                         (376)        (596)           (176)
early extinguishment of debt                                           1,672            0               0
other expense                                                            750          805           1,444
---------------------------------------------------------------------------------------------------------------
income (loss) before income taxes                                     10,776       (2,293)         (6,140)
income taxes                                                           3,556       (1,557)         (2,700)
---------------------------------------------------------------------------------------------------------------
income (loss) before cumulative effect of accounting change            7,220         (736)         (3,440)
cumulative effect of accounting change, net of income taxes                0      (24,151)              0
---------------------------------------------------------------------------------------------------------------
    net income (loss)                                          $       7,220      (24,887)         (3,440)
===============================================================================================================

basic income (loss) per share:
---------------------------------------------------------------------------------------------------------------
income (loss) before cumulative effect of accounting change    $        0.63        (0.06)          (0.31)
cumulative effect of accounting change                                  0.00        (2.11)           0.00
---------------------------------------------------------------------------------------------------------------
    net income (loss)                                          $        0.63        (2.17)          (0.31)
===============================================================================================================

diluted income (loss) per share:
---------------------------------------------------------------------------------------------------------------
income (loss) before cumulative effect of accounting change    $        0.61        (0.06)          (0.31)
cumulative effect of accounting change                                  0.00        (2.11)           0.00
---------------------------------------------------------------------------------------------------------------
    net income (loss)                                          $        0.61        (2.17)          (0.31)
===============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


For the years ended May 2, 2004,                               capital                            accumulated
April 27, 2003 and April 28,2002    common      common     contributed                                  other        total
(dollars in thousands, except        stock       stock    in excess of      unearned   retained  comprehensive shareholders'
share data)                         shares      amount       par value  compensation   earnings        income       equity
----------------------------------------------------------------------------------------------------------------------------
balance, April 29, 2001           11,221,158       561         37,971        (1,056)       84,326           0      121,802
net loss                                                                                   (3,440)                  (3,440)
net gain on cash flow hedges                                                                                7            7
stock-based compensation                                                        144                                    144
forfeiture of stock options                                      (143)          143                                      0
common stock issued in connection
    with stock option plans           98,426         5            547                                                  552
----------------------------------------------------------------------------------------------------------------------------
balance, April 28, 2002           11,319,584       566         38,375          (769)       80,886          7       119,065
net loss                                                                                  (24,887)                 (24,887)
net loss on cash flow hedges                                                                               (7)          (7)
stock-based compensation                                                        210                                    210
common stock issued in connection
    with stock option plans          195,875        10          1,374                                                1,384
----------------------------------------------------------------------------------------------------------------------------
balance, April 27, 2003           11,515,459   $   576         39,749          (559)       55,999          0        95,765
net income                                                                                  7,220                    7,220
stock-based compensation                                                        210                                    210
common stock issued in connection
    with stock option plans           31,175         2            194                                                  196
----------------------------------------------------------------------------------------------------------------------------
balance, May 2, 2004              11,546,634   $   578         39,943          (349)       63,219          0       103,391
============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


For the years ended May 2, 2004, April 27, 2003 and April 28, 2002
(dollars in thousands)                                                     2004           2003         2002
------------------------------------------------------------------------------------------------------------
cash flows provided by operating activities:
   net income (loss)                                                  $   7,220        (24,887)      (3,440)
   adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         cumulative effect of accounting change, net of income taxes          0         24,151            0
         depreciation                                                    13,642         13,990       17,274
         amortization of intangible and other assets                        173            457        1,575
         stock-based compensation                                           210            210          144
         provision for deferred income taxes                              3,334         (2,507)      (1,452)
         restructuring (credit) expense                                  (1,047)        12,981       10,368
         changes in assets and liabilities:
           accounts receivable                                            1,540         11,107       14,483
           inventories                                                      507          8,347        2,098
           other current assets                                           1,570            763        2,504
           other assets                                                     607            366         (311)
           accounts payable                                                (951)        (8,558)         998
           accrued expenses                                              (1,043)        (2,126)       1,727
           accrued restructuring expenses                                (1,911)        (3,514)      (2,523)
           income taxes payable                                           1,501            349       (1,268)
-------------------------------------------------------------------------------------------------------------
              net cash provided by operating activities                  25,352         31,129       42,177
-------------------------------------------------------------------------------------------------------------

cash flows provided by (used in) investing activities:
   capital expenditures                                                  (5,976)        (6,830)      (3,779)
   purchases of short-term investments                                  (17,282)       (10,043)           0
   proceeds from the sale of short-term investments                      27,325              0            0
-------------------------------------------------------------------------------------------------------------
              net cash provided by (used in) investing activities         4,067        (16,873)      (3,779)
-------------------------------------------------------------------------------------------------------------

cash flows used in financing activities:
   payments on vendor-financed capital expenditures                      (3,932)        (1,294)      (4,992)
   principal payments of long-term debt                                 (25,470)       (31,984)      (3,172)
   proceeds from common stock issued                                        196          1,384          552
-------------------------------------------------------------------------------------------------------------
              net cash used in financing activities                     (29,206)       (31,894)      (7,612)
-------------------------------------------------------------------------------------------------------------

increase (decrease) in cash and cash equivalents                            213        (17,638)      30,786
cash and cash equivalents, beginning of year                             14,355         31,993        1,207
-------------------------------------------------------------------------------------------------------------
cash and cash equivalents, end of year                                $  14,568         14,355       31,993
-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The consolidated financial statements include the accounts of the company and its subsidiaries, which are wholly-owned. All significant intercompany balances and transactions are eliminated in consolidation.

     Description of Business - The company primarily manufactures and markets upholstery fabrics and mattress fabrics ("ticking") primarily for the furniture and bedding industries, with the majority of its business conducted in North America.

     Fiscal Year - The company's fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. Fiscal 2004 included 53 weeks. Fiscal years 2003 and 2002 included 52 weeks.

     Cash and Cash Equivalents - Cash and cash equivalents include demand deposit and money market accounts. For purposes of the consolidated statements of cash flows, the company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

     Short-Term Investments - Short-term investments are classified as available-for-sale and reported at fair value based on current market quotes with unrealized gains and losses, net of any tax effect, recorded as a separate component of comprehensive income in shareholders' equity until realized. Interest income is included in interest income. Gains and losses on investments sold are determined based on the specific identification method and are included in other expense, net. Unrealized losses that are other than temporary are recognized in net income. No investments are held for speculative or trading purposes.

     At April 27, 2003, short-term investments consisted of two bond mutual funds. The investments were originally purchased in February 2003 at a cost of $10.0 million. Realized and unrealized gains and losses for the year ended April 27, 2003 were not significant, and accordingly, the cost of these investments approximated fair value. During fiscal 2004, an additional $7.3 million was invested in these funds. During the third quarter of fiscal 2004, these investments were sold resulting in a net loss of $58,000 which is included in the other expense line of the 2004 Consolidated Statement of Income. During fiscal 2004, two additional bond funds were purchased at a cost of $10.0 million and subsequently sold during the year resulting in a net loss of $11,000 which is included in the other expense line of the 2004 Consolidated Statement of Income.

     Accounts Receivable - Substantially all of the company's accounts receivable are due from manufacturers in the furniture and bedding industries. The company grants credit to customers, a substantial number of which are located in North America and generally does not require collateral. Management continuously performs credit evaluations of its customers, considering numerous inputs including financial position, past payment history, cash flows, management ability, historical loss experience and economic conditions and prospects. While management believes that adequate allowances for doubtful accounts have been provided in the consolidated financial statements, it is possible that the company could experience additional unexpected credit losses.

     Inventories - Prior to the fourth quarter of fiscal 2004, principally all inventories were valued at the lower of last-in, first-out (LIFO) cost or market. During the fourth quarter of fiscal 2004, the company changed its method of accounting for inventories to the lower of first-in, first-out
     (FIFO) cost or market. The change in accounting principle was made to provide a better matching of revenue and expenses. Additionally, the change will enable the financial reporting to parallel the way management assesses the financial and operational performance of the company's segments. Prior year consolidated financial statements, including interim periods, have not been restated as the effect of the change was immaterial.

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

     Management reviews long-lived assets, which consist principally of property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset. Assets to be disposed of by sale are reported at the lower of the carrying value or fair value less cost to sell when the company has committed to a disposal plan.

     Interest costs of $50,000, $74,000 and $36,000 incurred during the years ended May 2, 2004, April 27, 2003 and April 28, 2002, respectively, for the construction of qualifying fixed assets were capitalized and are being amortized over the related assets' estimated useful lives.

     Foreign Currency Translation - The United States dollar is the functional currency for the company's Canadian and Chinese subsidiaries. Translation losses for the Canadian subsidiary of $153,000, $60,000 and $33,000 are included in the other expense line item in the Consolidated Statements of Income (Loss) for the fiscal years ended May 2, 2004, April 27, 2003 and April 28, 2002, respectively.

     Goodwill - The company adopted the provisions of SFAS 142, Goodwill and Other Intangible Assets, effective April 29, 2002. In accordance with SFAS No. 142, the company tests goodwill for impairment on an annual basis by comparing the fair value of each reporting unit to its carrying value. As a result of the initial application of SFAS No. 142, the company recorded an impairment charge of $37.6 million ($24.2 million net of taxes of $13.4 million) (see note 19). For the fiscal year ended April 28, 2002, goodwill was amortized using the straight-line method over 40 years, and tested for impairment by comparison of the carrying value of the goodwill to estimated future undiscounted cash flows expected to be generated by the related assets, when events and circumstances indicated that the assets might be impaired.

     Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred taxes are recognized for temporary differences between the financial statement carrying amounts and the tax bases of the company's assets and liabilities and operating loss and tax credit carryforwards at income tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred taxes of a change in tax rates is recognized in income (loss) in the period that includes the enactment date.

     No provision is made for income taxes which may be payable if undistributed income of the company's Canadian subsidiary were to be paid as dividends to the company, since the company intends that such earnings will continue to be invested. At May 2, 2004, the amount of such undistributed income was $30.2 million. Foreign tax credits may be available as a reduction of United States income taxes in the event of such distributions.

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

     Shipping and Handling Costs - Revenue received for shipping and handling costs, which is immaterial for all periods presented, is included in net sales. Shipping costs, principally freight, that comprise payments to third-party shippers are classified as cost of sales. Handling costs, which consist principally of finished goods warehousing costs in the company's various distribution facilities, were $4.6 million, $4.9 million and $5.0 million in 2004, 2003 and 2002, respectively, and are included in selling, general and administrative expenses.

     Stock-Based Compensation - Compensation costs related to employee stock option plans are recognized utilizing the intrinsic value-based method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The company has adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148. Accordingly, compensation cost is recorded over the vesting period of the options based upon the difference in option price and fair market price at the date of grant, if any.

     At May 2, 2004, the company had stock-based compensation plans, which are described more fully in note 12 to the consolidated financial statements.

     The following table  illustrates the effect on net income (loss) and income
     (loss) per share if the company had applied the fair value recognition provisions of SFAS No. 123 for the past three fiscal years:

     (dollars in thousands, except per share data)  2004        2003       2002
--------------------------------------------------------------------------------

     Net income (loss), as reported            $   7,220     (24,887)    (3,440)

     Add:  Total stock-based employee
     compensation expense included in
     net income (loss), net of tax                   141          67        81

     Deduct:  Total stock-based employee
     compensation expense determined under
     fair value-based method for all awards,
     net of tax                                      456         225       363

--------------------------------------------------------------------------------
     Pro forma net income (loss)               $   6,905     (25,045)    (3,722)
--------------------------------------------------------------------------------

     Income (loss) per share:

     Basic - as reported                       $    0.63       (2.17)     (0.31)
     Basic - pro forma                              0.60       (2.19)     (0.33)

     Diluted - as reported                     $    0.61       (2.17)     (0.31)
     Diluted - pro forma                            0.59       (2.19)     (0.33)
--------------------------------------------------------------------------------

     Fair Value of Financial Instruments - The carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments.

     The fair value of the company's long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities. At May 2, 2004, the carrying value of the company's long-term debt is $51.0 million and the fair value is $53.7 million. At April 27, 2003, the carrying value of the company's long-term debt was $76.5 million and the fair value was $80.2 million.

     Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassification - Certain items in the fiscal 2002 consolidated financial statements have been reclassified to conform with the current presentation.


2.   RESTRUCTURING AND ASSET IMPAIRMENT

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

     During fiscal 2004, as a result of management's continual evaluation of the restructuring accrual, the reserve was increased $178,000 to reflect current estimates of future health care claims and decreased $684,000 to reflect current estimates of remaining lease expenses and other exit costs. Additionally, the company recorded a restructuring charge of $8,000 representing a non-cash impairment of equipment.

     The following summarizes the activity in the restructuring accrual (dollars in thousands):

    ----------------------------------------------------------------------------
                                                            Lease
                                          Employee       Termination
                                         Termination   and Other Exit
                                          Benefits          Costs        Total
    ----------------------------------------------------------------------------

    Accrual established in fiscal 2003  $   1,972           7,194        9,166

    Paid in fiscal 2003                    (1,228)           (949)      (2,177)

    ----------------------------------------------------------------------------
    Balance April 27, 2003              $     744           6,245        6,989
    ----------------------------------------------------------------------------

    Adjustments in fiscal 2004                178            (684)        (506)

    Paid in fiscal 2004                      (422)         (1,227)      (1,649)

    ----------------------------------------------------------------------------
    Balance May 2, 2004                 $     500           4,334        4,834
    ----------------------------------------------------------------------------

     As of April 27, 2003, assets classified as held for sale consisted of machinery and equipment with a value of $166,000 and are included in other assets. Management successfully disposed of these assets during fiscal 2004.


     Wet Printed Flock Restucturing

     In April 2002, management approved a plan to exit the wet printed flock upholstery fabric business and has been actively seeking to sell the assets related to this product line. The exit plan involved closing a printing facility and flocking operation within the Culp Velvets/Prints division, reduction in related selling and administrative expenses and termination of 86 employees. The total charge for the exit plan was $9.7 million, of which approximately $8.2 million represented non-cash items, including $7.6 million in impairment of property, plant and equipment and $619,000 in inventory write-downs. Of the total charge, $9.1 million was recorded in restructuring expense in the 2002 Consolidated Statement of Income (Loss), and $619,000, related to inventory write-downs, was recorded in cost of sales in the 2002 Consolidated Statement of Income (Loss). During the fiscal year ended April 28, 2002, sales of the wet printed flock product contributed $17.1 million, or 4.5%, of the company's total net sales and resulted in an operating loss of approximately $2.1 million.

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

     During fiscal 2004, due to management's continual evaluation of the restructuring accrual, the reserve was reduced $101,000 to reflect current estimates of employee termination benefits and future health care claims and reduced $277,000 to reflect current estimates of other exit costs. The company also recognized a restructuring credit of $171,000 related to the sale of assets classified as held for sale in connection with the restructuring.

     The following summarizes the activity in the restructuring accrual (dollars in thousands):

    ----------------------------------------------------------------------------
                                                           Lease
                                           Employee     Termination
                                          Termination  and Other Exit
                                           Benefits         Costs        Total
    ----------------------------------------------------------------------------

    Accrual established in fiscal 2002  $     842            610        1,452

    Paid in fiscal 2002                        (5)            (5)         (10)

    ----------------------------------------------------------------------------
    Balance April 28, 2002              $     837            605        1,442
    ----------------------------------------------------------------------------

    Adjustments in fiscal 2003               (313)           (42)        (355)

    Paid in fiscal 2003                      (428)          (116)        (544)

    ----------------------------------------------------------------------------
    Balance April 27, 2003              $      96            447          543
    ----------------------------------------------------------------------------

    Adjustments in fiscal 2004               (101)          (277)        (378)

    Paid in fiscal 2004                         5            (70)         (65)

    ----------------------------------------------------------------------------
    Balance May 2, 2004                 $       0            100          100
    ----------------------------------------------------------------------------

     As of April 27, 2003, assets classified as held for sale consisted of a building, machinery and equipment with an aggregate value of $484,000 and are included in other assets. As of May 2, 2004, assets classified as held for sale consist of a building with a value of $180,000 and is included in other assets. Management is actively marketing the building and anticipates the successful disposal of the building.

     Fiscal 2001 CDF Restructuring

     During fiscal 2001 and continuing into fiscal 2002, the company undertook a restructuring plan in its upholstery fabric segment which involved (1) the consolidation of certain fabric manufacturing capacity within the Culp Decorative Fabrics (CDF) division, (2) closing one of the company's four yarn manufacturing plants, (3) an extensive reduction in selling, general and administrative expenses including the termination of 110 employees and
     (4) a comprehensive SKU reduction initiative related to finished goods and raw materials in CDF. The 2001 charge from the restructuring and related costs was $7.4 million, approximately $3.4 million of which represented non-cash items, including $2.5 million in impairment of property, plant and equipment and $874,000 in inventory write-downs. Of the total charge, $5.6 million was recorded in restructuring expense in the 2001 Consolidated Statement of Income (Loss); and $874,000, related to inventory write-downs, and $931,000, related to equipment relocation costs, were recorded in cost of sales in the 2001 Consolidated Statement of Income (Loss). The 2002
     charge  from   restructuring   and  related   expenses  was  $2.5  million,
     approximately $160,000 of which represented the non-cash impairment of property, plant and equipment. Of the total charge, $1.3 million was included in restructuring expense in the 2002 Consolidated Statement of Income (Loss), and $1.2 million, related to equipment relocation costs, was recorded in cost of sales in the 2002 Consolidated Statement of Income
     (Loss).

     During fiscal 2003, as a result of management's continual evaluation of the restructuring accrual, the reserve was reduced $275,000 to reflect current estimates of future health care claims and increased $276,000 to reflect current estimates of remaining lease expenses, property taxes, insurance and other exit costs.

     During fiscal 2004, as a result of management's continual evaluation of the restructuring accrual, the reserve was increased $33,000 to reflect current estimates of future health care claims and reduced $32,000 to reflect current estimates of other exit costs.

     The following summarizes the activity in the restructuring accrual (dollars in thousands):

    ----------------------------------------------------------------------------
                                                             Lease
                                             Employee     Termination
                                           Termination  and Other Exit
                                            Benefits         Costs        Total
    ----------------------------------------------------------------------------

    Accrual established in fiscal 2001  $       969          2,116        3,085

    Paid in fiscal 2001                        (491)          (211)        (702)

    ----------------------------------------------------------------------------
    Balance April 29, 2001              $       478          1,905        2,383
    ----------------------------------------------------------------------------

    Additions in fiscal 2002                    925            218        1,143

    Paid in fiscal 2002                        (891)        (1,632)      (2,523)

    ----------------------------------------------------------------------------
    Balance April 28, 2002              $       512            491        1,003
    ----------------------------------------------------------------------------

    Adjustments in fiscal 2003                 (275)           276            1

    Paid in fiscal 2003                        (202)          (591)        (793)

    ----------------------------------------------------------------------------
    Balance April 27, 2003              $        35            176          211
    ----------------------------------------------------------------------------

    Adjustments in fiscal 2004                   33            (32)           1

    Paid in fiscal 2004                         (34)          (144)        (178)

    ----------------------------------------------------------------------------
    Balance May 2, 2004                 $        34              0           34
    ----------------------------------------------------------------------------

     As of May 2, 2004 and April 27, 2003, there were no assets classified as held for sale related to the fiscal 2001 CDF restructuring.

3.   ACCOUNTS RECEIVABLE
     A summary of accounts receivable follows:
                                                            May 2,     April 27,
     (dollars in thousands)                                  2004          2003
--------------------------------------------------------------------------------
     customers                                       $    33,064         34,580
     allowance for doubtful accounts                      (1,442)        (1,558)
     reserve for returns and allowances                     (903)          (763)
--------------------------------------------------------------------------------
                                                     $    30,719         32,259
--------------------------------------------------------------------------------

     A summary of the activity in the allowance for doubtful accounts follows:

     (dollars in thousands)                           2004      2003       2002
--------------------------------------------------------------------------------
     beginning balance                              (1,558)   (2,465)    (1,282)
     provision for bad debt                           (139)      570     (4,172)
     net write-offs                                    225       337      2,989
--------------------------------------------------------------------------------
     ending balance                                 (1,442)   (1,558)    (2,465)
--------------------------------------------------------------------------------

4.   INVENTORIES
     A summary of inventories follows:

                                                      May 2,           April 27,
     (dollars in thousands)                            2004              2003
--------------------------------------------------------------------------------
         raw materials                           $    21,015           23,269
         work-in-process                               2,489            2,917
         finished goods                               25,541           23,366
--------------------------------------------------------------------------------
                                                 $    49,045           49,522
--------------------------------------------------------------------------------

5.   PROPERTY, PLANT AND EQUIPMENT
     A summary of property, plant and equipment follows:

                                 depreciable lives          May 2,     April 27,
     (dollars in thousands)          (in years)              2004        2003
--------------------------------------------------------------------------------
     land and improvements                   10       $     2,319         2,244
     buildings and improvements            7-40            32,849        32,791
     leasehold improvements                7-10             1,265         1,435
     machinery and equipment               3-12           168,078       171,087
     office furniture and equipment        3-10             9,849         9,868
     capital projects in progress                           3,690         1,893
--------------------------------------------------------------------------------
                                                          218,050       219,318
     accumulated depreciation                            (140,280)     (134,356)
--------------------------------------------------------------------------------
                                                      $    77,770        84,962
--------------------------------------------------------------------------------

     The company incurred total capital expenditures of $6,747,000, $12,229,000 and $4,729,000 in the fiscal years 2004, 2003 and 2002, respectively. The non-cash portion of these capital expenditures representing vendor financing totaled $331,000, $5,366,000 and $1,363,000 in the fiscal years 2004, 2003 and 2002, respectively.

     In connection with the fiscal 2003 CDF restructuring (see note 2), machinery and equipment with a carrying value of $3.0 million was written down to its fair value less cost to sell of approximately $166,000 and reclassified to assets held for sale. In connection with the wet printed flock restructuring in fiscal 2002 (see note 2), property, plant and equipment with a carrying value of $9.9 million was written down to its fair value less cost to sell of approximately $2.3 million and reclassified to assets held for sale. Assets held for sale are included in the other assets line item in the Consolidated Balance Sheets. As of May 2, 2004, the total carrying value of these assets is $180,000. As of April 27, 2003, the total carrying value of these assets was $650,000.


6.   GOODWILL
     A summary of the change in the carrying amount of goodwill follows:

     (dollars in thousands)                                 2004          2003
--------------------------------------------------------------------------------
     beginning balance                               $     9,240       $ 47,083
     amortization                                              0              0
     impairment charge                                         0        (37,580)
     adjustment to cost of acquired business                   0           (263)
--------------------------------------------------------------------------------
     ending balance                                  $     9,240       $  9,240
--------------------------------------------------------------------------------

     As further discussed in notes 1 and 19, the company ceased recording goodwill amortization and recorded a goodwill impairment charge as a result of the initial adoption of SFAS 142, Goodwill and Other Intangible Assets, effective April 29, 2002.

7.   ACCOUNTS PAYABLE
     A summary of accounts payable follows:

                                                          May 2,       April 27,
     (dollars in thousands)                                2004          2003
--------------------------------------------------------------------------------
     accounts payable - trade                         $    13,438        14,389
     accounts payable - capital expenditures                1,885         5,485
--------------------------------------------------------------------------------
                                                      $    15,323        19,874
--------------------------------------------------------------------------------

8.   ACCRUED EXPENSES
     A summary of accrued expenses follows:

                                                          May 2,       April 27,
     (dollars in thousands)                                2004          2003
--------------------------------------------------------------------------------
     compensation, commissions and related benefits   $     8,040         9,683
     interest                                                 459           763
     accrued rebates                                        2,258         1,401
     other                                                  2,271         2,224
--------------------------------------------------------------------------------
                                                      $    13,028        14,071
--------------------------------------------------------------------------------

9.   INCOME TAXES

     Total income taxes (benefits) were allocated as follows:

     (dollars in thousands)                    2004         2003          2002
--------------------------------------------------------------------------------
     income from continuing operations      $ 3,556       (1,557)       (2,700)
     cumulative effect of accounting change       0       13,429             0
     shareholders' equity, related to
        the tax benefit arising from the
        exercise of stock options               (60)        (402)         (145)
--------------------------------------------------------------------------------
                                            $ 3,496      (11,470)       (2,845)
--------------------------------------------------------------------------------

     Income tax expense (benefit) attributable to income from continuing operations consists of:

     (dollars in thousands)            2004          2003           2002
--------------------------------------------------------------------------------
     current
        federal                     $     0           350         (2,655)
        state                             0            25              0
        foreign                         222           575          1,407
--------------------------------------------------------------------------------
                                        222           950         (1,248)
--------------------------------------------------------------------------------
     deferred
        federal                       3,144        (2,298)          (635)
        state                           520          (300)          (600)
        foreign                        (330)           91           (217)
--------------------------------------------------------------------------------
                                      3,334        (2,507)        (1,452)
--------------------------------------------------------------------------------
                                    $ 3,556        (1,557)        (2,700)
--------------------------------------------------------------------------------

     Income before income taxes related to the company's Canadian operation for the years ended May 2, 2004, April 27, 2003, and April 28, 2002 was $2,700,000, $2,300,000 and $4,000,000, respectively.

     The following schedule summarizes the principal differences between income tax expense (benefit) at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

                                                2004       2003       2002
------------------------------------------------------------------------------
     federal income tax rate                      34.0%     (35.0)%      (35.0)%
     state income taxes, net of federal
        income tax benefit                         3.2       (7.8)        (6.3)
     extraterritorial income or
        foreign sales corporation benefit         (0.1)      (2.3)        (0.8)
     adjustment to estimated income tax accruals  (5.6)     (19.6)         0.0
     other                                         1.5       (3.2)        (1.9)
------------------------------------------------------------------------------
                                                  33.0%      (67.9)%     (44.0)%
------------------------------------------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:

     (dollars in thousands)                                  2004         2003
--------------------------------------------------------------------------------
     deferred tax assets:
         accounts receivable                          $       792           799
         inventories                                        1,666         2,427
         goodwill                                           6,244         7,611
         compensation                                       1,027           740
         liabilities and reserves                           2,477         3,717
         alternative minimum tax                            1,320         1,320
         net operating loss carryforwards                   4,287         5,520
--------------------------------------------------------------------------------
            gross deferred tax assets                      17,813        22,134
            valuation allowance                                 0             0
--------------------------------------------------------------------------------
            total deferred tax assets                      17,813        22,134
--------------------------------------------------------------------------------
     deferred tax liabilities:
         property, plant and equipment, net               (11,817)      (12,853)
         other                                               (878)         (829)
--------------------------------------------------------------------------------
            total deferred tax liabilities                (12,695)      (13,682)
--------------------------------------------------------------------------------
                                                      $     5,118         8,452
--------------------------------------------------------------------------------

     At May 2, 2004, the company had an alternative minimum tax credit carryforward of approximately $1,320,000 for federal income tax purposes. Federal and state net operating loss carryforwards with related tax benefits of $4,287,000 at May 2, 2004 expire in varying amounts through fiscal 2023. The company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the existing deferred tax assets.

     Income tax refunds, net of income tax payments, were $1,338,000 in 2004, $1,470,000 in 2003 and $2,280,000 in 2002.

10.  LONG-TERM DEBT
     A summary of long-term debt follows:

                                                           May  2,     April 27,
     (dollars in thousands)                                 2004         2003
--------------------------------------------------------------------------------
     unsecured term notes                             $    49,975       75,000
     canadian government loan                               1,055        1,500
--------------------------------------------------------------------------------
                                                           51,030       76,500
     current maturities                                      (528)        (500)
--------------------------------------------------------------------------------
                                                      $    50,502       76,000
--------------------------------------------------------------------------------

     In August 2002, the company entered into an agreement with its principal bank lender that provides for a revolving loan commitment of $15.0 million, including letters of credit up to $2.5 million. Borrowings under the credit facility generally bear interest at the London Interbank Offered Rate plus an adjustable margin based upon the company's debt/EBITDA ratio, as defined by the agreement. As of May 2, 2004, there were $1.4 million in outstanding letters of credit in support of inventory purchases and no borrowings outstanding under the agreement. Letter of credit and commitment fees are also determined by the company's debt/EBITDA ratio, as defined by the agreement. The credit facility expires in August 2004.

     During fiscal 2004, the company elected to make a $25.0 million prepayment on the unsecured term notes. As a result of this prepayment, the company incurred a consent fee and prepayment premium of $1.3 million, additional debt issue cost amortization of $144,000 and approximately $202,000 in other professional fees. The remaining principal balance is payable over an average remaining term of 5 years, with principal payments coming due March 2006 through March 2010. Interest is payable semi-annually at a fixed coupon rate of 7.76%.

     The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At May 2, 2004, the company was in compliance with these financial covenants.

     The principal payment requirements of long-term debt during the next five fiscal years are: 2005 - $528,000; 2006 - $8,062,000; 2007 - $7,535,000;
     2008- $19,835,000; and 2009 - $7,535,000.

     Interest paid during 2004,  2003 and 2002 totaled  $5,882,000,  $7,058,000, and $8,199,000, respectively.

11.     COMMITMENTS AND CONTINGENCIES

     The company leases certain office, manufacturing and warehouse facilities and equipment, primarily computers and vehicles, under noncancellable operating leases. Lease terms related to real estate range from one to ten years with renewal options for additional periods ranging from two to ten years. The leases generally require the company to pay real estate taxes, maintenance, insurance and other expenses. Rental expense for operating leases was $5,013,000 in 2004; $5,673,000 in 2003; and $6,605,000 in 2002.
     Future minimum rental commitments for noncancellable operating leases are $4,753,000 in 2005; $3,265,000 in 2006; $2,067,000 in 2007; $1,217,000 in
     2008; and $235,000 in 2009. Management expects that in the normal course of business, these leases will be renewed or replaced by other operating leases.

     The company is involved in legal proceedings and claims which have arisen in the ordinary course of its business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

     The  company   has   outstanding   capital   expenditure   commitments   of
     approximately $4.7 million as of May 2, 2004.

12.  STOCK OPTION PLANS

     The company has a stock option plan under which options to purchase common stock may be granted to officers, directors and key employees. At May 2, 2004, 682,450 shares of common stock were authorized for issuance under the plan. Of this total, none remain available for grant. Options are generally exercisable from one to five years after the date of grant and generally expire five to ten years after the date of grant.

     No compensation cost has been recognized for this stock option plan as options were granted at an option price not less than fair market value at the date of grant.

     A summary of the status of the plan as of May 2, 2004, April 27, 2003 and April 28, 2002 and changes during the years ended on those dates is presented below:

                                                2004                  2003                 2002
---------------------------------------------------------------------------------------------------
                                             Weighted-            Weighted-             Weighted-
                                               Average              Average               Average
                                              Exercise             Exercise              Exercise
                                     Shares      Price     Shares     Price     Shares      Price
---------------------------------------------------------------------------------------------------
     Outstanding at beginning
         of year                    775,500   $  7.91     922,875  $   7.73     788,926   $  8.87
     Granted                              0         0           0         0     290,375      4.07
     Exercised                      (31,175)     4.35    (145,375)     6.74     (91,426)     4.45
     Canceled/expired               (61,875)    12.33      (2,000)     9.00     (65,000)     9.86
---------------------------------------------------------------------------------------------------
     Outstanding at end of year     682,450      7.65     775,500      7.91     922,875      7.73
---------------------------------------------------------------------------------------------------
     Options exercisable at
         year-end                   512,950      8.88     475,250     10.21     491,625     10.64
     Weighted-average fair value
         of options granted during
         the year                     $0.00                 $0.00                 $2.14
---------------------------------------------------------------------------------------------------

                             Options Outstanding                      Options Exercisable
---------------------------------------------------------------------------------------------------
                      Number     Weighted-Avg.                      Number
     Range of      Outstanding     Remaining       Weighted-Avg.  Exercisable      Weighted-Avg.
  Exercise Prices   at 5/2/04   Contractual Life  Exercise Price   at 5/2/04      Exercise Price
---------------------------------------------------------------------------------------------------
 $  3.03 - $  3.05     91,250      2.4 years       $     3.03        63,500      $      3.03
 $  4.00 - $  7.50    258,575      2.4                   4.27       116,825             4.47
 $  7.63 - $  7.63    108,000      4.4                   7.63       108,000             7.63
 $  7.75 - $ 12.13    133,000      2.0                   9.72       133,000             9.72
 $ 13.34 - $ 20.94     91,625      3.3                  18.83        91,625            18.83
---------------------------------------------------------------------------------------------------
                      682,450      2.7             $     7.65       512,950      $      8.88
---------------------------------------------------------------------------------------------------

     During fiscal 1995, the company adopted a stock option plan which provided for the one-time grant to officers and certain senior managers of options to purchase 121,000 shares of the company's common stock at $.05 (par value) per share. As of May 2, 2004, there are no options outstanding under the plan. Options exercised during fiscal 2004, 2003 and 2002 were 0, 50,500 and 7,000, respectively. As all outstanding options under this plan have been fully vested, no compensation expense was recorded in fiscal 2004, 2003 and 2002.

     During September 1997, the company's shareholders approved the 1997 option plan which provides for the one-time grant to certain officers and senior managers of options to purchase 106,000 shares of the company's common stock at $1.00 per share. Options under the plan are generally exercisable on January 1, 2006. As of May 2, 2004, the 89,000 options outstanding under the plan have exercise prices of $1.00 and a weighted-average remaining contractual life of 2.7 years. There were no options exercised during fiscal 2004, 2003 and 2002, respectively. During fiscal 2004, 2003 and 2002, the compensation expense recorded under the plan was $210,000, $210,000 and $144,000, respectively.

     During September 2002, the company's shareholders approved the 2002 option plan under which options to purchase up to 1,000,000 shares of common stock may be granted to officers, directors and key employees. At May 2, 2004, 1,000,000 shares of common stock were authorized for issuance under the plan. Of this total, 820,000 remain available for grant. Options are generally exercisable from one to four years after the date of grant and generally expire five to ten years after the date of grant. No compensation cost has been recognized for this stock option plan as options are granted under the plan at an option price not less than the fair market value at the date of grant.

     A summary of the status of the plan as of May 2, 2004, and April 27, 2003 and changes during the years ended on those dates is presented below:

                                                2004                 2003
--------------------------------------------------------------------------------
                                              Weighted-              Weighted-
                                               Average                Average
                                              Exercise               Exercise
                                      Shares    Price     Shares      Price
--------------------------------------------------------------------------------
     Outstanding at beginning
         of year                      93,250  $  13.43          0   $  0.00
     Granted                          88,750      6.99     93,250     13.43
     Exercised                             0      0.00          0      0.00
     Canceled/expired                 (2,000)     6.61          0      0.00
--------------------------------------------------------------------------------
     Outstanding at end of year      180,000     10.25     93,250     13.43
--------------------------------------------------------------------------------
     Options exercisable at
           year-end                   43,000     11.62     11,250      9.37
     Weighted-average fair value
          of options granted during
          the year                     $4.07                $7.29
--------------------------------------------------------------------------------

                              Options Outstanding                      Options Exercisable
-----------------------------------------------------------------------------------------------
                       Number      Weighted-Avg.                       Number
    Range of         Outstanding     Remaining       Weighted-Avg.   Exercisable     Weighted-Avg.
 Exercise Prices      at 5/2/04   Contractual Life  Exercise Price    at 5/2/04     Exercise Price
-----------------------------------------------------------------------------------------------
$  6.61 - $  6.61      75,500       4.1 years       $    6.61             0      $      0.00
$  9.37 - $  9.57      22,500       8.9                  9.47        22,500             9.47
$ 13.99 - $ 13.99      82,000       3.1                 13.99        20,500            13.99
-----------------------------------------------------------------------------------------------
                      180,000       4.3             $   10.25        43,000      $     11.62
-----------------------------------------------------------------------------------------------

     Had compensation cost for the stock option plan with 682,450 options outstanding at May 2, 2004 and the 1997 and 2002 stock-based compensation plans been determined consistent with SFAS No. 123, the company's net income (loss), basic income (loss) per share and diluted income (loss) per share would have been changed to the pro forma amounts indicated below:

     (in thousands, except per share data)      2004          2003        2002
-------------------------------------------------------------------------------
     Net income (loss)       As reported    $  7,220       (24,887)    (3,440)
                             Pro forma         6,905       (25,045)    (3,722)
-------------------------------------------------------------------------------
     Net income (loss) per   As reported    $   0.63         (2.17)     (0.31)
       share, basic          Pro forma          0.60         (2.19)     (0.33)
-------------------------------------------------------------------------------
     Net income (loss) per   As reported    $   0.61         (2.17)     (0.31)
       share, diluted        Pro forma          0.59         (2.19)     (0.33)
-------------------------------------------------------------------------------

     The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yield of 0%, 0% and 0%; risk-free interest rates of 1.9%, 4.2% and 4.8%; expected volatility of 80%, 78% and 62%; and expected lives of 4 years, 4 years and 5 years.

13.  DERIVATIVES

     On April 30, 2001, the company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Adoption of SFAS 133 did not have a significant impact on the company's financial position, results of operations or cash flows. SFAS No. 133, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, requires the company to recognize all derivative instruments on the balance sheet at fair value. These statements also establish new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in Other Comprehensive Income ("OCI"), a component of Shareholders' Equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a derivative instrument's change in fair value is immediately recognized in earnings.

     The company uses foreign exchange option and forward contracts to manage the exposure related to forecasted purchases of inventories denominated in the EURO. The company utilizes cash flow hedge accounting for these contracts. At May 2, 2004, there were no contracts outstanding.

     The company also uses foreign exchange option and forward contracts to manage the exposure related to firm commitments to purchase fixed assets denominated in the EURO. The company has chosen not to utilize hedge accounting for these contracts, and accordingly changes in the fair value of these contracts are recorded currently in earnings. At May 2, 2004, the company had outstanding foreign exchange option and forward contracts to purchase a total of 564,000 EURO.

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

        (in thousands)                     2004         2003           2002
-----------------------------------------------------------------------------
     Weighted-average common
           shares outstanding, basic     11,525        11,462        11,230
     Effect of dilutive stock options       252             0             0
-----------------------------------------------------------------------------
     Weighted-average common
           shares outstanding, diluted   11,777        11,462        11,230
-----------------------------------------------------------------------------

     Options to purchase 348,337 shares, 413,844 shares and 608,750 shares of common stock were not included in the computation of diluted net income
     (loss) per share for fiscal 2004, 2003 and 2002, respectively, because the exercise price of the options was greater than the average market price of the common shares. Options to purchase 556,031 shares and 465,625 shares were not included in the computation of diluted net income (loss) per share for fiscal 2003 and 2002, respectively, because the company incurred a net loss for these fiscal years.

15.  BENEFIT PLANS

     The company has a defined contribution plan which covers substantially all employees and provides for participant contributions on a pre-tax basis and discretionary matching contributions by the company, which are determined annually. Company contributions to the plan were $1,583,000 in 2004; $1,799,000 in 2003; and $1,979,000 in 2002.

     In addition to the defined contribution plan, the company implemented a nonqualified deferred compensation plan covering officers and certain other associates in fiscal 2003. The plan provides for participant deferrals on a pre-tax basis and non-elective contributions made by the company. Company contributions to the plan were $62,000 for both 2004 and 2003. The company's nonqualified plan liability of $308,000 and $97,000 at May 2, 2004 and April 27, 2003, respectively, is included in accrued expenses in the Consolidated Balance Sheets.

16.  SEGMENT INFORMATION

     The company's operations are classified into two business segments: upholstery fabrics and mattress ticking. The upholstery fabrics segment principally manufactures and sells woven jacquards and dobbies, heat-transfer prints, and woven and tufted velvets primarily to residential and commercial (contract) furniture manufacturers. The mattress ticking segment principally manufactures and sells woven and damask jacquards, as well as pigment prints to bedding manufacturers.

     International sales, of which 98%, 87% and 91% were denominated in U.S. dollars in 2004, 2003 and 2002, respectively, accounted for 11%, 12% and 14% of net sales in 2004, 2003 and 2002, respectively and are summarized by geographic area as follows:



     (dollars in thousands)               2004          2003          2002
-------------------------------------------------------------------------------
     North America (excluding USA)    $    26,740         30,375        32,033
     Far East and Asia                      6,954          4,926        10,703
     All other areas                        1,557          4,577        10,765
--------------------------------------------------------------------------------
                                      $    35,251         39,878        53,501
--------------------------------------------------------------------------------

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

     Sales and gross profit for the company's operating segments are as follows:

     (dollars in thousands)               2004          2003          2002
--------------------------------------------------------------------------------
     Net sales
         Upholstery Fabrics           $   211,794        240,096       277,272
         Mattress Ticking                 106,322         99,550       105,302
--------------------------------------------------------------------------------
                                      $   318,116        339,646       382,574
--------------------------------------------------------------------------------

     Gross profit
         Upholstery Fabrics           $    34,946         34,738        33,648
         Mattress Ticking                  23,376         22,835        29,209
--------------------------------------------------------------------------------
                                      $    58,322         57,573        62,857
--------------------------------------------------------------------------------

     One customer represented approximately 13%, 14% and 13% of consolidated net sales for 2004, 2003 and 2002, respectively. No other customer accounted for 10% or more of consolidated net sales during those years.

     Identifiable assets for the company's operating segments are as follows:

     (dollars in thousands)             2004          2003          2002
--------------------------------------------------------------------------------
     Identifiable assets
         Upholstery Fabrics         $   114,894        124,889       182,316
         Mattress Ticking                51,880         51,124        55,804
--------------------------------------------------------------------------------
                                    $   166,774        176,013       238,120
--------------------------------------------------------------------------------
     Non-identifiable assets
          cash and cash equivalents      14,568         14,355        31,993
          short-term investments              0         10,043             0
          deferred income taxes           9,256         12,303         9,447
          other current assets            1,634          3,204         3,966
          other assets                    1,496          2,235         4,187
--------------------------------------------------------------------------------
     Total assets                   $   193,728        218,153       287,713
--------------------------------------------------------------------------------


17.  RELATED PARTY TRANSACTIONS

     A director of the company is also an officer and director of a major customer of the company. The amount of sales to this customer was approximately $41,819,000 in 2004; $47,593,000 in 2003; and $48,418,000 in
     2002. The amount due from this customer at May 2, 2004 was approximately $4,768,000 and at April 27, 2003 was approximately $2,690,000.

     Rents paid to entities owned by certain shareholders and officers of the company and their immediate families were approximately $682,000 in 2004, $708,000 in 2003 and $726,000 in 2002.

18.  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is the total of net income (loss) and other changes in equity, except those resulting from investments by shareholders and distributions to shareholders not reflected in net income (loss).

     A summary of comprehensive income (loss) follows:

     (dollars in thousands)                         2004       2003       2002
--------------------------------------------------------------------------------
     Net income (loss)                          $     7,220    (24,887)  (3,440)
     Gain (loss) on foreign exchange options,
          net of taxes:
       Net changes in fair value                          0          0        7
       Net gains reclassified into earnings               0         (7)       0
--------------------------------------------------------------------------------
                                                $     7,220    (24,894)  (3,433)
--------------------------------------------------------------------------------


19.  RECENTLY ADOPTED ACCOUNTING STANDARDS

     The company adopted SFAS 142, Goodwill and Other Intangible Assets, effective April 29, 2002. SFAS No. 142 requires that goodwill no longer be amortized and that goodwill be tested for impairment by comparing each reporting unit's carrying value to its fair value. SFAS No. 142 requires that any goodwill impairment loss recognized as a result of initial application be reported as a change in accounting principle, and that the loss per share effects of the accounting change be separately disclosed.

     As required by the standard, the company ceased recording goodwill amortization for fiscal 2003. The following table reconciles fiscal 2002 net loss to its amount adjusted to exclude goodwill:

     (dollars in thousands, except per share data)             2002
---------------------------------------------------------------------
     Reported  net loss                                 $     (3,440)
     Goodwill amortization, net of tax                           921
---------------------------------------------------------------------
     Adjusted net loss                                        (2,519)
---------------------------------------------------------------------

     Basic
     Reported net loss per share                               (0.31)
     Adjusted net loss per share                               (0.22)
---------------------------------------------------------------------

     Diluted
     Reported net loss per share                               (0.31)
     Adjusted net loss per share                               (0.22)
---------------------------------------------------------------------

     For the initial application of SFAS No. 142, an independent business valuation specialist was engaged to assist the company in the determination of the fair market value of Culp Decorative Fabrics (CDF), one of the company's two divisions within the upholstery segment, because of the significance of the goodwill associated with the division and due to its operating performance for fiscal 2002 and 2001. The fair value of the CDF division determined using several different methods, including comparable companies, comparable transactions and discounted cash flow analysis, was less than the carrying value. Accordingly, the company recorded a goodwill impairment charge of $37.6 million ($24.2 million net of taxes of $13.4 million), or $2.11 per share diluted, related to the goodwill associated with the CDF division. After the goodwill impairment charge, the company's remaining goodwill relates to the following divisions: Culp Decorative Fabrics - $5.1 million and Culp Home Fashions - $4.1 million.

     The company updated its goodwill impairment test as of May 2, 2004. This updated impairment test, which was prepared by the company with the assistance of an independent business valuation specialist, did not indicate any further impairment of goodwill. The determination of fair value involves considerable estimation and judgment. In particular, determining the fair value of a business unit involves, among other things, developing forecasts of future cash flows and appropriate discount rates. Although the company believes it has based the impairment testing on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results. As a result of a continuing difficult business environment, there is a potential for further impairment of the goodwill related to Culp Decorative Fabrics.

20.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Under Statement 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates Statement 4 and as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. This Statement became effective for the company on April 28, 2003. As a result of its adoption, the net loss associated with the debt extinguishment during fiscal 2004 has been classified in continuing operations.

     In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. This Interpretation was subsequently revised in December 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. An enterprise shall consolidate a variable interest entity, as defined, if that enterprise has a variable interest that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. This Interpretation became effective for the company August 4, 2003. The adoption of Interpretation 46 did not impact the consolidated financial statements.

SELECTED QUARTERLY DATA

                                                  fiscal     fiscal     fiscal     fiscal     fiscal     fiscal      fiscal   fiscal
                                                   2004       2004       2004       2004       2003       2003        2003     2003
(amounts in thousands, except per share            4th        3rd        2nd        1st        4th        3rd         2nd      1st
amounts)                                          quarter    quarter    quarter    quarter    quarter    quarter   quarter   quarter
------------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) STATEMENT DATA
     net sales                                  $  85,148     76,561     82,731     73,676     90,406     79,492    83,740   86,008
     cost of sales                                 69,510     62,093     65,993     62,198     74,218     65,704    69,997   72,154
------------------------------------------------------------------------------------------------------------------------------------
        gross profit                               15,638     14,468     16,738     11,478     16,188     13,788    13,743   13,854

     SG & A expenses                                9,925     10,282     10,296     10,516     10,324      9,798     9,481   10,437
     restructuring expense (credit)
     and asset impairments                         (1,047)         0          0          0        (25)      (354)   13,360        0
------------------------------------------------------------------------------------------------------------------------------------
        income (loss) from operations               6,760      4,186      6,442        962      5,889      4,344    (9,098)   3,417

     interest expense                                 988      1,534      1,509      1,497      1,392      1,665     1,676    1,903
     interest income                                  (20)      (113)      (121)      (122)      (182)      (143)     (121)    (150)
     early extinguishment of debt                       0      1,672          0          0          0          0         0        0
     other expense                                    220        229         62        239        160        192       242      211
------------------------------------------------------------------------------------------------------------------------------------
          income (loss) before income taxes         5,572        864      4,992       (652)     4,519      2,630    10,895)   1,453

      income taxes                                  1,839        112      1,846       (241)     1,247        963    (4,305)     538
------------------------------------------------------------------------------------------------------------------------------------
     income (loss) before cumulative  effect of
     accounting change                              3,733        752      3,146       (411)     3,272      1,667    (6,590)     915
     cumulative effect of accounting change,
     net of income taxes                                0          0          0          0          0          0         0  (24,151)
------------------------------------------------------------------------------------------------------------------------------------
         net income (loss)                          3,733        752      3,146       (411)     3,272      1,667    (6,590) (23,236)
------------------------------------------------------------------------------------------------------------------------------------
     depreciation                                   3,348      3,411      3,439      3,444      3,436      3,415     3,498    3,641
------------------------------------------------------------------------------------------------------------------------------------

     weighted average shares outstanding           11,531     11,529     11,524     11,515     11,496     11,485    11,483   11,383
     weighted average shares outstanding,
         assuming dilution                         11,815     11,859     11,774     11,515     11,616     11,714    11,483   11,765
------------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
  basic income (loss) per share:
     income (loss) before cumulative effect of
     accounting change                           $   0.32       0.07       0.27      (0.04)      0.28       0.15     (0.57)    0.08
     cumulative effect of accounting change            0           0          0          0          0          0         0    (2.12)
------------------------------------------------------------------------------------------------------------------------------------
     net income (loss)                               0.32       0.07       0.27      (0.04)      0.28       0.15     (0.57)   (2.04)
------------------------------------------------------------------------------------------------------------------------------------

   diluted income (loss) per share:
     income (loss) before cumulative effect of
     accounting change                           $   0.32       0.06       0.27      (0.04)      0.28       0.14     (0.57)    0.08
     cumulative effect of accounting change             0          0          0          0          0          0         0    (2.12)
------------------------------------------------------------------------------------------------------------------------------------
     net income (loss)                               0.32       0.06       0.27      (0.04)      0.28       0.14     (0.57)   (2.04)
------------------------------------------------------------------------------------------------------------------------------------

      book value                                     8.95       8.63       8.55       8.28       8.33       8.02      7.87     8.45
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
     operating working capital (3)              $  64,439     62,492     61,262     54,854     61,937     64,063    68,492    70,762
     property, plant and equipment, net            77,770     78,909     81,219     83,299     84,962     85,396    85,049    89,201
     total assets                                 193,728    193,853    224,812    214,387    218,153    236,753   235,598   235,959
     capital expenditures                           2,377      1,103      1,427      1,840      3,153      3,748     2,258     3,070
     long-term debt (1)                            51,030     51,063     76,616     76,551     76,500     96,141    96,558    96,533
     shareholders' equity                         103,391     99,467     98,605     95,340     95,765     92,075    90,326    97,007
     capital employed (2)                         154,421    150,530    175,221    171,891    172,265    188,216   186,884   193,540
-----------------------------------------------------------------------------------------------------------------------------------
RATIOS & OTHER DATA
     gross profit margin                            18.4%       18.9%      20.2%      15.6%      17.9%      17.3%     16.4%    16.1%
     operating income (loss) margin                  7.9         5.5        7.8        1.3        6.5        5.5     (10.9)     4.0
     net income (loss) margin before cumulative
     effect of accounting change                     4.4         1.0        3.8       (0.6)       3.6        2.1      (7.9)     1.1
     effective income tax rate                      33.0        13.0       37.0       37.0       27.6       36.6      39.5     37.0
     long-term debt-to-total capital employed
     ratio (1)                                      33.0        33.9       43.7       44.5       44.4       51.1      51.7     49.9
     operating working capital turnover (3)          5.2         5.3        5.3        5.1        5.0        4.9       4.8      4.7
     days sales in receivables                        33          31         34         32         32         34        36       34
     inventory turnover                              5.5         4.7        5.1        5.0        5.8        4.9       4.9      4.9
-----------------------------------------------------------------------------------------------------------------------------------


STOCK DATA
     stock price
          high                                   $ 12.28       12.25      10.95       8.03       8.10       9.97     14.95    17.89
          low                                       8.52        9.98       7.00       5.05       3.75       6.21      3.81     8.00
          close                                     8.61       11.56      10.72       7.42       5.00       7.19      6.50    11.40
     daily average trading volume (shares)          22.9        32.0       56.0      107.9       65.5       59.9      97.4    145.5
-----------------------------------------------------------------------------------------------------------------------------------

     (1) Long-term debt includes long- and short-term debt
     (2) Capital employed includes long-term debt and shareholders' equity
     (3) Operating working capital for this calculation is accounts receivable, inventories and accounts payable

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the three years ended May 2, 2004, there were no changes of accountants and/or disagreements on any matters of accounting principles or practices or financial statement disclosures.

                       ITEM 9A.  CONTROLS AND PROCEDURES


Disclosure controls and procedures have been established to ensure that material information relating to the company is made known to management, including the company's Chief Executive officer and Chief Financial officer, and the board of directors. The company's Chief Executive officer and Chief Financial officer have concluded that the company's disclosure controls and procedures are effective based on their evaluation of these controls and procedures at the end of the period covered by this report.

There have been no significant changes in the company's internal controls over financial reporting or in other factors that could materially affect these controls during the period covered by this report or subsequent to the date of their evaluation.



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

                 ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to accountants fees and services is included in the company's definitive Proxy Statement to be filed within 120 days after the end of the company's fiscal year pursuant to Regulation 14A of the Securities and Exchange Commission, under the caption "Fees Paid to Independent Auditors," which information is herein incorporated by reference.

                                    PART IV

               ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

a)    DOCUMENTS FILED AS PART OF THIS REPORT:

      1.    Consolidated Financial Statements

     The following consolidated financial statements of Culp, Inc. and its subsidiaries are filed as part of this report.

                                                           Page of Annual
                                                              Report on
Item                                                          Form 10-K
----                                                          ---------
Consolidated Balance Sheets - May 2, 2004 and.................... 34
  April 27, 2003

Consolidated Statements of Income (Loss) -
  for the years ended May 2, 2004
  April 27, 2003, and April 28, 2002 ............................  35

Consolidated Statements of Shareholders' Equity -
 for the years ended May 2, 2004,
 April 27, 2003, and April 28, 2002..............................  36

Consolidated Statements of Cash Flows -
 for the years ended May 2, 2004,
 April 27, 2003, and April 28, 2002..............................  37

Notes to Consolidated Financial Statements.......................  38

Report of Independent Registered Public Accounting Firm .........  33




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

      10(p) First Amendment to Amended and Restated Credit Agreement dated as of March 17, 2003 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as exhibit 10(p) to the company's form 10-K for the year ended April 27, 2003, filed on July 25, 2003, and is incorporated here by reference.

      10(q) Second Amendment to Amended and Restated Credit Agreement dated as of June 3, 2003 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank. was filed as exhibit 10(q) to the company's form 10-K for the year ended April 27, 2003, filed on July 25, 2003, and is incorporated here by reference.

      10(r) Sale and Purchase Agreement dated March 8, 2004, by and between Sara Lee Foundation and the company.

      18       Letter on change in accounting principles

      21       List of subsidiaries of the company

      23(a) Consent of Independent Registered Public Accounting Firm in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 33-13310, 33-37027, 33-80206, 33-62843,
               333-27519, 333-59512, 333-59514 and 333-101850), dated March 20,
               1987, September 18, 1990, June 13, 1994, September 22, 1995, May
               21, 1997, April 25, 2001, April 25, 2001 and December 12, 2002.

      24(a)    Power of Attorney of Harry R. Culp, DDS, dated July 6, 2004

      24(b)    Power of Attorney of Howard L. Dunn, dated July 6, 2004

      24(c)    Power of Attorney of  Patrick B. Flavin, dated July 7, 2004

      24(d)    Power of Attorney of  Kenneth W. McAllister, dated July 6, 2004

      24(e)    Power of Attorney of  Patrick H. Norton, dated July 8 , 2004

      31(a) Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

      31(b) Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

      32(a) Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

      32(b) Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

b)    Reports on Form 8-K:

     The company filed the following reports on Form 8-K during the quarter ended May 2, 2004:

     (1) Form 8-K, dated February 24, 2004, included under Item 12, Results of Operations and Financial Condition, the company's press release for quarterly earnings and the financial information release relating to certain financial information for the quarter ended February 1, 2004.

     (2) Form 8-K, dated March 12, 2004, included under Item 9, Regulation FD, the company's press release to disclose an agreement with Precision Fabrics to distribute flame-resistant fabrics to the bedding industry.



c)   Exhibits:

     The exhibits to this Form 10-K are filed at the end of this Form 10-K immediately preceded by an index. A list of the exhibits begins on page 63 under the subheading "Exhibits Index."

d)   Financial Statement Schedules:

     See Item 15(a) (2)

                                SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of July 2004.

                        CULP, INC.
                        By /s/ Robert G. Culp, III
                               -------------------
                               Robert G. Culp, III
                               Chairman and Chief Executive Officer
                               (principal executive officer)

                        By: /s/ Franklin N. Saxon
                                -----------------
                                Franklin N. Saxon
                                President and Chief Operating
                                Officer (principal financial officer)

                        By: /s/ Kenneth R. Bowling
                                ------------------
                                Kenneth R. Bowling
                                Vice President and Treasurer
                                (principal accounting officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of July 2004.

/s/   Robert G. Culp, III           /s/   Patrick H. Norton *
      -------------------                 -------------------
      Robert G. Culp, III                 Patrick H. Norton
      (Chairman of the                    (Director)
       Board of Directors)

/s/   Franklin N. Saxon             /s/   Harry R. Culp *
      -----------------                   ---------------
      Franklin N. Saxon                   Harry R. Culp
         (Director)                         (Director)

/s/   Howard L. Dunn, Jr.*
      --------------------                ----------------
      Howard L. Dunn, Jr.                 H. Bruce English
         (Director)                       (Director)

/s/   Patrick B. Flavin*
      ------------------
      Patrick B. Flavin
      (Director)

/s/   Kenneth W. McAllister*
      ----------------------
      Kenneth W. McAllister
      (Director)

     * By Franklin N. Saxon, Attorney-in-Fact, pursuant to Powers of Attorney filed with the Securities and Exchange Commission.

                                 EXHIBITS INDEX


Exhibit Number  Exhibit
--------------  -------
      10(r) Sale and Purchase Agreement dated March 8, 2004, by and between Sara Lee Foundation and the company.

      18        Letter on change in accounting principles

      21        List of subsidiaries of the company.

      23(a) Consent of Independent Registered Public Accounting Firm in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 33-13310, 33-37027, 33-80206, 33-62843,
                333-27519, 333-59512,  333-59514 and  333-101850),  dated  March
                20, 1987, September 18, 1990, June 13, 1994, September 22, 1995,
                May 21, 1997,  April 25, 2001,  April 25, 2001 and  December 12,
                2002.

      24(a)     Power of Attorney of Harry R. Culp, DDS, dated July 6, 2004

      24(b)     Power of Attorney of Howard L. Dunn, dated July 6, 2004

      24(c)     Power of Attorney of  Patrick B. Flavin, dated July 7, 2004

      24(d)     Power of Attorney of  Kenneth W. McAllister, dated July 6, 2004

      24(e)     Power of Attorney of  Patrick H. Norton, dated July  8, 2004

      31(a) Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

      31(b) Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

      32(a) Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

      32(b) Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.