Form 10-Q
period 2004-08-01
CULP INC
filed 2004-09-10
CIK 723603

--------------------------------------------------------------------------------

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 1, 2004

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

                                YES X    NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES X   NO

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practical date:

           Common shares outstanding at August 1, 2004:  11,547,759
                                Par Value: $.05


--------------------------------------------------------------------------------

                               INDEX TO FORM 10-Q
                       For the period ended August 1, 2004

Part I -  Financial Statements.                                          Page
------------------------------------------                             -------

Item 1.   Unaudited Interim Consolidated Financial Statements:

Consolidated Statements of Income--Three Months Ended August 1, 2004
and August 3, 2003                                                        I-1

Consolidated Balance Sheets--August 1, 2004, August 3, 2003 and
May 2, 2004                                                               I-2

Consolidated Statements of Cash Flows--Three Months Ended August 1,
2004 and August 3, 2003                                                   I-3

Consolidated Statements of Shareholders' Equity                           I-4

Notes to Consolidated Financial Statements                                I-5

Item 2.   Management's Discussion and Analysis of Financial               I-13
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About                  I-19
          Market Risk

Item 4.   Controls and Procedures                                         I-20

Part II - Other Information
------------------------------------
Item 6.   Exhibits and Reports on Form 8-K                                II-1

Signature                                                                 II-2

Item 1: Financial Statements

                                   CULP, INC.
                         CONSOLIDATED STATEMENTS OF LOSS
          FOR THE THREE MONTHS ENDED AUGUST 1, 2004 AND AUGUST 3, 2003

                (Amounts in Thousands, Except for Per Share Data)

                                                                     THREE MONTHS ENDED (UNAUDITED)
                                           --------------------------------------------------------------------------
                                                   Amounts                                  Percent of Sales
                                           ------------------------------------         -----------------------------
                                            August 1,      August 3,       % Over         August 1,        August 3,
                                              2004           2003         (Under)           2004           2003
                                           ------------ ------------  -------------     -------------  --------------
Net sales                               $       67,849       73,676       (7.9) %          100.0 %          100.0 %
Cost of sales                                   59,174       62,198       (4.9) %           87.2 %           84.4 %
                                           ------------ ------------  -------------     -------------  --------------
   Gross profit                                  8,675       11,478      (24.4) %           12.8 %           15.6 %

Selling, general and
  administrative expenses                        9,280       10,516      (11.8) %           13.7 %           14.3 %
Restructuring credit                              (138)           0      100.0  %           (0.2)%            0.0 %
                                           ------------ ------------  -------------     -------------  --------------
   Income (loss) from operations                  (467)         962     (148.5) %           (0.7)%            1.3 %

Interest expense                                   940        1,497      (37.2) %            1.4 %            2.0 %
Interest income                                    (27)        (122)     (77.9) %           (0.0)%           (0.2)%
Other expense                                      214          239      (10.5) %            0.3 %            0.3 %
                                           ------------ ------------  -------------     -------------  --------------
   Loss before income taxes                     (1,594)        (652)     144.5  %           (2.3)%           (0.9)%

Income taxes *                                    (542)        (241)     124.9  %           34.0 %           37.0 %
                                           ------------ ------------  -------------     -------------  --------------
   Net loss                             $       (1,052)        (411)    (156.0) %           (1.6)%           (0.6)%
                                           ============ ============  =============     -------------  --------------


Net loss per share, basic               $        (0.09)       (0.04)    (125.0) %
Net loss per share, diluted             $        (0.09)       (0.04)    (125.0) %
Average shares outstanding, basic               11,547       11,515        0.3  %
Average shares outstanding, diluted             11,547       11,515        0.3  %


 *   Percent of sales column is calculated as a % of loss before income taxes.

See accompanying notes to consolidated financial statements.

                                   CULP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 AUGUST 1, 2004, AUGUST 3, 2003, AND MAY 2, 2004
                                    Unaudited
                             (Amounts in Thousands)

                                                       Amounts                Increase
                                               ------------------------       (Decrease)
                                               August 1,      August 3,  -------------------------    * May 2,
                                                   2004         2003       Dollars     Percent          2004
                                               -----------  -----------  ----------  -------------  -----------
Current assets:
   Cash and cash equivalents                 $     11,946       15,094     (3,148)      (20.9)%        14,568
   Short-term investments                               0       15,014    (15,014)     (100.0)%             0
   Accounts receivable                             24,242       24,227         15         0.1 %        30,719
   Inventories                                     52,083       49,275      2,808         5.7 %        49,045
   Deferred income taxes                            9,256       12,303     (3,047)      (24.8)%         9,256
   Other current assets                             1,645        4,001     (2,356)      (58.9)%         1,634
                                               -----------  -----------  ----------  -------------  -----------
                 Total current assets              99,172      119,914    (20,742)      (17.3)%       105,222

Property, plant & equipment, net                   78,880       83,299     (4,419)       (5.3)%        77,770
Goodwill                                            9,240        9,240          0         0.0 %         9,240
Other assets                                        1,307        1,934       (627)      (32.4)%         1,496
                                               -----------  -----------  ----------  -------------  -----------

                 Total assets                $    188,599      214,387    (25,788)      (12.0)%       193,728
                                               ===========  ===========  ==========  =============  ===========


Current liabilities:
   Current maturities of long-term debt      $        545          517         28         5.4 %           528
   Accounts payable                                14,857       18,648     (3,791)      (20.3)%        15,323
   Accrued expenses                                10,880       12,856     (1,976)      (15.4)%        13,028
   Accrued restructuring costs                      4,656        7,141     (2,485)      (34.8)%         4,968
   Income taxes payable                               606            0        606       100.0 %         1,850
                                               -----------  -----------  ----------  -------------  -----------
                 Total current liabilities         31,544       39,162     (7,618)      (19.5)%        35,697

Long-term debt, less current maturities            50,519       76,034    (25,515)      (33.6)%        50,502

Deferred income taxes                               4,138        3,851        287         7.5 %         4,138
                                               -----------  -----------  ----------  -------------  -----------
                 Total liabilities                 86,201      119,047    (32,846)      (27.6)%        90,337

Shareholders' equity                              102,398       95,340      7,058         7.4 %       103,391
                                               -----------  -----------  ----------  -------------  -----------

                 Total liabilities and
                 shareholders' equity        $    188,599      214,387    (25,788)      (12.0)%       193,728
                                               ===========  ===========  ==========  =============  ===========

Shares outstanding                                 11,548       11,515         33         0.3 %        11,547
                                               ===========  ===========  ==========  =============  ===========

*  Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

                                   CULP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED AUGUST 1, 2004 AND AUGUST 3, 2003
                                    Unaudited
                             (Amounts in Thousands)

                                                                             THREE MONTHS ENDED
                                                                          --------------------------
                                                                                   Amounts
                                                                          --------------------------
                                                                           August 1,     August 3,
                                                                             2004           2003
                                                                          ------------   -----------
Cash flows from operating activities:
    Net loss                                                           $      (1,052)         (411)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Depreciation                                                         3,362         3,444
          Amortization of other assets                                            37            45
          Stock-based compensation                                                52            53
          Restructuring credit                                                  (138)
          Changes in assets and liabilities:
             Accounts receivable                                               6,477         8,032
             Inventories                                                      (3,038)          277
             Other current assets                                                (11)         (797)
             Other assets                                                        206           256
             Accounts payable                                                    112          (845)
             Accrued expenses                                                 (2,148)       (1,215)
             Accrued restructuring                                              (228)         (602)
             Income taxes payable                                             (1,244)         (349)
                                                                          ------------   -----------
                Net cash provided by operating activities                      2,387         7,888
                                                                          ------------   -----------

Cash flows from investing activities:
    Capital expenditures                                                      (4,375)       (1,875)
    Purchases of short-term investments                                            0        (5,038)
                                                                          ------------   -----------
                Net cash used in investing activities                         (4,375)       (6,913)
                                                                          ------------   -----------

Cash flows from financing activities:
    Payments on vendor-financed capital expenditures                            (675)         (287)
    Proceeds from issuance of long-term debt                                      34            51
    Proceeds from common stock issued                                              7             0
                                                                          ------------   -----------
                Net cash used in financing activities                           (634)         (236)
                                                                          ------------   -----------

Increase (decrease) in cash and cash equivalents                              (2,622)          739

Cash and cash equivalents at beginning of period                              14,568        14,355
                                                                          ------------   -----------

Cash and cash equivalents at end of period                             $      11,946        15,094
                                                                          ============   ===========

See accompanying notes to consolidated financial statements.

                                   CULP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

             (Dollars in thousands, except share and per share data)


                                                                          Capital
                                                  Common Stock          Contributed                              Total
                                           --------------------------    in Excess     Unearned    Retained   Shareholders'
                                                Shares         Amount  of Par Value  Compensation  Earnings      Equity
---------------------------------------------------------------------------------------------------------------------------
Balance,  April 27, 2003                      11,515,459     $   576        39,749       (559)     55,999    $  95,765
---------------------------------------------------------------------------------------------------------------------------
    Net income                                                                                      7,220        7,220
    Stock-based compensation                                                              210                      210
    Common stock issued in connection
       with stock option plans                    31,175           2           194                                 196
--------------------------------------------------------------------------------------------------------------------------
Balance,  May 2, 2004                         11,546,634     $   578        39,943       (349)     63,219    $ 103,391
--------------------------------------------------------------------------------------------------------------------------
    Net loss                                                                                       (1,052)      (1,052)
    Stock-based compensation                                                               52                       52
    Common stock issued in connection
       with stock option plans                     1,125           0             7                                   7
--------------------------------------------------------------------------------------------------------------------------
Balance,  August 1, 2004                      11,547,759     $   578        39,950       (297)     62,167    $ 102,398
==========================================================================================================================

See accompanying notes to consolidated financial statements.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                       I-5

1. Basis of Presentation

    The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiaries (the "company") include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. All of these adjustments are of a normal recurring nature except as disclosed in note 9 to the consolidated financial statements. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company's annual report on Form 10-K filed with the Securities and Exchange Commission on July 16, 2004 for the fiscal year ended May 2, 2004. Certain items in the fiscal 2004 consolidated financial statements have been reclassified to conform with the current presentation.

    The company's three months ended August 1, 2004 and August 3, 2003 represent 13 and 14 week periods, respectively.
==============================================================================


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

     The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, for the three months ended August 1, 2004 and August 3, 2003.

(dollars in thousands, except per share data)
                                    August 1, 2004               August 3, 2003
------------------------------------------------------------------------------
Net loss, as reported                  $   (1,052)               $       (411)

Add:  Total stock-based employee
compensation expense included in
net income, net of tax                         35                          33

Deduct:  Total stock-based employee
compensation expense determined under
fair value-based method for all awards,
net of  tax                                  (122)                        (95)

------------------------------------------------------------------------------
Pro forma net loss                     $   (1,139)                       (473)
------------------------------------------------------------------------------
Loss per share:
Basic - as reported                    $    (0.09)               $      (0.04)
Basic - pro forma                           (0.10)                      (0.04)
Diluted - as reported                       (0.09)                      (0.04)
Diluted - pro forma                         (0.10)                      (0.04)

==============================================================================

3.  Accounts Receivable

     A summary of accounts receivable follows:

------------------------------------------------------------------------------

(dollars in thousands)               August 1, 2004               May 2, 2004
------------------------------------------------------------------------------

Customers                                $   26,554                $   33,064
Allowance for doubtful accounts              (1,266)                   (1,442)
Reserve for returns and allowances           (1,046)                     (903)
------------------------------------------------------------------------------
                                         $   24,242                $   30,719
------------------------------------------------------------------------------

     A summary of the activity in the allowance for doubtful accounts follows:

                                                     Three months ended
------------------------------------------------------------------------------

(dollars in thousands)               August 1, 2004             August 3, 2003
------------------------------------------------------------------------------
Beginning balance                        $   (1,442)               $    (1,558)
Provision for bad debt expense                  199                        (40)
Net write-offs                                  (23)                        40
------------------------------------------------------------------------------
Ending balance                           $   (1,266)               $    (1,558)
------------------------------------------------------------------------------

==============================================================================

4.  Inventories

     Inventories are carried at the lower of cost or market. Cost is determined using the FIFO (first-in, first-out) method.

     A summary of inventories follows:

------------------------------------------------------------------------------

(dollars in thousands)               August 1, 2004                May 2, 2004
------------------------------------------------------------------------------

Raw materials                            $   22,792               $     21,015
Work-in-process                               2,888                      2,489
Finished goods                               26,403                     25,541
------------------------------------------------------------------------------
                                         $   52,083               $     49,045
------------------------------------------------------------------------------

==============================================================================

5.  Accounts Payable

    A summary of accounts payable follows:

------------------------------------------------------------------------------

(dollars in thousands)               August 1, 2004                May 2, 2004
------------------------------------------------------------------------------

Accounts payable-trade                   $   13,550               $     13,438
Accounts payable-capital expenditures         1,307                      1,885
------------------------------------------------------------------------------
                                         $   14,857               $     15,323
------------------------------------------------------------------------------

==============================================================================

6.  Accrued Expenses

        A summary of accrued expenses follows:

------------------------------------------------------------------------------

(dollars in thousands)               August 1, 2004                May 2, 2004
------------------------------------------------------------------------------

Compensation, commissions and
   related benefits                      $   5,444                $      8,040
Interest                                     1,435                         459
Accrued rebates                              1,650                       2,258
Other                                        2,351                       2,271
------------------------------------------------------------------------------
                                         $  10,880                $     13,028
------------------------------------------------------------------------------

==============================================================================

7.  Long-Term Debt

        A summary of long-term debt follows:
------------------------------------------------------------------------------

(dollars in thousands)               August 1, 2004                May 2, 2004
------------------------------------------------------------------------------

Unsecured term notes                     $  49,975               $      49,975
Canadian government loan                     1,089                       1,055
------------------------------------------------------------------------------
                                            51,064                      51,030
Less current maturities                       (545)                       (528)
------------------------------------------------------------------------------
                                         $  50,519               $      50,502
------------------------------------------------------------------------------

     In August 2002, the company entered into an agreement with its principal bank lender that provides for a revolving loan commitment of $15.0 million, including letters of credit up to $2.5 million. Borrowings under the facility generally carry interest at the London Interbank Offered Rate plus an adjustable margin based upon the company's debt/EBITDA ratio, as defined by the agreement. As of August 1, 2004, there were $634,000 in outstanding letters of credit in support of inventory purchases and no borrowings outstanding under the agreement. The credit facility, which was due to expire in August 2004, has been extended to August 2005.

     The unsecured term notes are payable over an average remaining term of five years beginning March 2006 through March 2010. Interest is payable semi-annually at a fixed coupon rate of 7.76%.

     The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At August 1, 2004, the company was in compliance with these financial covenants.

         The principal payment  requirements of long-term debt during the next
five  fiscal  years  are:  2005  -  $545,000;   2006  -  $8,079,000;   2007  -
$7,535,000;  2008 - $19,835,000; and 2009 - $7,535,000.

8. Cash Flow Information

     Payments for interest and income taxes follow:
                                                 Three months ended
------------------------------------------------------------------------------

(dollars in thousands)               August 1, 2004             August 3, 2003
------------------------------------------------------------------------------

Interest                                 $       23               $         38
Income taxes                                    701                        200
------------------------------------------------------------------------------

==============================================================================

     The  non-cash  portion  of  capital   expenditures   representing  vendor
financing totaled $5,000 and $39,000 for the three months ended August 1, 2004 and August 3, 2003, respectively.

==============================================================================

9. Restructuring and Asset Impairment Charges

     A summary of accrued restructuring follows:
------------------------------------------------------------------------------

(dollars in thousands)               August 1, 2004                May 2, 2004
------------------------------------------------------------------------------

Fiscal 2003 CDF                          $     4,624              $      4,834
Wet Printed Flock                                  0                       100
Fiscal 2001 CDF                                   32                        34
------------------------------------------------------------------------------

                                         $     4,656              $      4,968
------------------------------------------------------------------------------

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



     The following summarizes the fiscal 2005 activity in the restructuring accrual:

------------------------------------------------------------------------------

                               Employee             Lease
                              Termination      Termination and
  (dollars in thousands)       Benefits       Other Exit Costs           Total
------------------------------------------------------------------------------
 Balance, May 2, 2004         $     500             4,334                4,834

 Paid in fiscal 2005                (20)             (190)                (210)
------------------------------------------------------------------------------
 Balance, August 1, 2004      $     480             4,144                4,624
------------------------------------------------------------------------------


        Wet Printed Flock Restructuring

     In August 2004, assets held for sale consisting of land and a building valued at $180,000 in the other assets line of the May 2, 2004 Consolidated Balance Sheet were sold, resulting in a restructuring credit of $54,000. An additional restructuring credit of $84,000 was recognized relating to the write-off of the remaining reserve balance, which consisted of building related exit costs.

        The following summarizes the fiscal 2005 activity in the CVP restructuring accrual:

------------------------------------------------------------------------------
                               Employee             Lease
                              Termination      Termination and
  (dollars in thousands)       Benefits       Other Exit Costs           Total
------------------------------------------------------------------------------
   Balance, May 2, 2004       $       0              100                   100

   Adjustments in fiscal 2005         0              (84)                  (84)

   Paid in fiscal 2005                0              (16)                  (16)
------------------------------------------------------------------------------
   Balance, August 1, 2004    $       0                0                     0
------------------------------------------------------------------------------


     Fiscal 2001 CDF Restructuring

     The   following   summarizes   the  fiscal  2005   activity  in  the  CDF
restructuring accrual:

------------------------------------------------------------------------------
                               Employee             Lease
                              Termination      Termination and
  (dollars in thousands)       Benefits       Other Exit Costs           Total
------------------------------------------------------------------------------
   Balance, May 2, 2004       $     34                  0                   34

   Paid in fiscal 2005              (2)                 0                   (2)
------------------------------------------------------------------------------
   Balance, August 1, 2004    $     32                  0                   32
------------------------------------------------------------------------------

==============================================================================


10. Comprehensive Loss

        Comprehensive  loss is the  total  of net loss and  other  changes  in
equity,   except  those  resulting  from   investments  by  shareholders   and
distributions to shareholders not reflected in net loss.

          A summary of total comprehensive loss follows:

                                                 Three months ended
------------------------------------------------------------------------------

(dollars in thousands)               August 1, 2004             August 3, 2003
------------------------------------------------------------------------------
Net loss                             $    (1,052)                  $      (411)
Unrealized loss in fair value of
   short-term investments                      0                           (67)
------------------------------------------------------------------------------
Net comprehensive loss               $    (1,052)                  $      (478)
------------------------------------------------------------------------------

==============================================================================


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

                                                 Three months ended
------------------------------------------------------------------------------

(dollars in thousands)               August 1, 2004             August 3, 2003
------------------------------------------------------------------------------

Weighted average common
        shares outstanding, basic         11,547                        11,515
Effect of dilutive stock options               0                             0
------------------------------------------------------------------------------
Weighted average common
        shares outstanding, diluted       11,547                        11,515
------------------------------------------------------------------------------

     Options to purchase 437,125 shares and 588,500 shares of common stock were not included in the computation of diluted loss per share for the three months ended August 1, 2004 and August 3, 2003, respectively, because the exercise price of the options was greater than the average market price of the common shares.

     Options to purchase 541,700 shares and 365,250 shares of common stock were not included in the computation of diluted net loss per share for the three months ended August 1, 2004 and August 3, 2003, respectively, because the company incurred a net loss for the period.
==============================================================================


12. Segment Information

            The  company's   operations  are  classified  into  two  segments:
mattress fabrics and upholstery fabrics. The mattress fabrics segment principally manufactures and sells fabrics to bedding manufacturers. The upholstery fabrics segment principally manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers. The upholstery fabrics segment consists of two divisions: Culp Decorative Fabrics and Culp Velvets/Prints. Since these divisions have similar products, manufacturing processes, customers, methods of distribution, and economic characteristics, they are aggregated for segment reporting purposes.

     Effective  May  3,  2004,  the  company  began   evaluating  the  operating
performance of its segments based upon income from operations before restructuring and related charges or credits and certain unallocated corporate expenses. Previously, the company evaluated operating segment performance based upon gross profit. Operating income (loss) for the prior period and gross profit for both periods by segment is presented for comparative purposes. Unallocated corporate expenses represent primarily compensation and benefits for certain executive officers and all costs related to being a public company. Segment assets include assets used in the operation of each segment and consist of accounts receivable, inventories, and property, plant and equipment. The company no longer allocates goodwill to its operating segments for the purposes of evaluating operating performance.

     Financial information for the company's operating segments follow:
                                                 Three  months ended
------------------------------------------------------------------------------

(dollars in thousands)              August 1, 2004              August 3, 2003
------------------------------------------------------------------------------

Net sales:
     Mattress Fabrics               $      25,953               $       27,220
     Upholstery Fabrics                    41,896                       46,456
------------------------------------------------------------------------------
                                    $      67,849               $       73,676
------------------------------------------------------------------------------

Gross profit:
     Mattress Fabrics               $       4,794               $        6,072
     Upholstery Fabrics                     3,956                        5,406
     Restructuring related charges            (75) (1)                       0
------------------------------------------------------------------------------
                                    $       8,675               $       11,478
------------------------------------------------------------------------------

Operating income (loss):
     Mattress Fabrics               $       2,899               $        4,144
     Upholstery Fabrics                    (2,619)                      (1,719)
     Unallocated corporate                   (810)                      (1,463)
     Restructuring related charges
      and credits                              63  (2)                       0
------------------------------------------------------------------------------
                                    $        (467)              $          962
------------------------------------------------------------------------------

(1) Restructuring related charges represent equipment dismantling charges and are included in the cost of sales line item in the Consolidated Statement of Loss.
(2) Restructuring  related  charges  and  credits  represent   the $75,000  in
    equipment  dismantling  charges,   offset  by  $138,000  in  restructuring
    credits (see note 9). Restructuring credits are included in the restructuring credit line item in the Consolidated Statement of Loss. These restructuring related charges and credits relate to the Upholstery Fabrics segment.

     Balance sheet information for the company's operating segments follow:

------------------------------------------------------------------------------

(dollars in thousands)              August 1, 2004                 May 2, 2004
------------------------------------------------------------------------------
   Segment assets:
     Mattress Fabrics               $      45,860               $       47,691
     Upholstery Fabrics                   105,496                      109,843
------------------------------------------------------------------------------
      Total segment assets                151,356                      157,534

 Non-segment assets:
      Cash and cash equivalents            11,946                       14,568
      Deferred income taxes                 9,256                        9,256
      Other current assets                  1,645                        1,634
      Property, plant & equipment           3,849                            0
      Goodwill                              9,240                        9,240
      Other assets                          1,307                        1,496
------------------------------------------------------------------------------
      Total assets                  $     188,599               $      193,728
------------------------------------------------------------------------------

                                                 Three months ended
------------------------------------------------------------------------------

(dollars in thousands)              August 1, 2004              August 3, 2003
------------------------------------------------------------------------------

Capital expenditures:
     Mattress Fabrics               $        430                $           66
     Upholstery Fabrics                      237                         1,774
     Unallocated corporate (3)             3,875                             0
------------------------------------------------------------------------------
                                    $      4,542                $        1,840
------------------------------------------------------------------------------

Depreciation expense:
     Mattress Fabrics               $        916                $          945
     Upholstery Fabrics                    2,446                         2,499
     Unallocated Corporate                     0                             0
------------------------------------------------------------------------------
                                    $      3,362                $        3,444
------------------------------------------------------------------------------

(3) Unallocated corporate capital expenditures for fiscal 2005 represent primarily capital spending for the new corporate office building.
==============================================================================

ITEM 2.

            CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

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

Overview

     Culp, Inc., which we sometimes refer to as the company, manufactures and markets mattress fabrics (known as mattress ticking and used for covering mattresses and box springs) and upholstery fabrics primarily for use in furniture manufacturing (residential and commercial). The company's executive offices are located in High Point, North Carolina. The company was organized as a North Carolina corporation in 1972 and made its initial public offering in 1983. Since 1997, the company has been listed on the New York Stock Exchange and traded under the symbol "CFI."

Management believes that Culp is one of the two largest producers of mattress fabrics in North America, as measured by total sales, and one of the three largest marketers of upholstery fabrics for furniture in North America, again measured by total sales. The company's fabrics are used primarily in the production of bedding products and residential and commercial upholstered furniture, including sofas, recliners, chairs, loveseats, sectionals, sofa-beds, office seating and mattress sets. Although Culp markets fabrics at most price levels, the company emphasizes fabrics that have broad appeal in the "good" and "better" priced categories of furniture and bedding.

The company's fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The first quarter of fiscal 2005 included 13 weeks versus 14 weeks for the same period of fiscal 2004. The company's operating segments are mattress fabrics and upholstery fabrics, with related divisions organized within those segments. In mattress fabrics, Culp Home Fashions markets a broad array of fabrics used by bedding manufacturers. In upholstery fabrics, Culp Decorative Fabrics markets jacquard and dobby woven fabrics for residential and commercial furniture and yarn for use primarily by the company, with some outside sales. Culp Velvets/Prints markets velvet, printed fabrics and microdenier suedes used primarily for residential furniture.

Effective May 3, 2004, the company began allocating selling, general and administrative expenses to its operating segments and began evaluating the operating performance of its segments based upon income (loss) from operations before restructuring and related charges or credits and certain unallocated corporate expenses. Previously, the company evaluated operating segment performance based upon gross profit. Operating income (loss) for the prior period and gross profit for both periods by segment is presented for comparative purposes. Unallocated corporate expenses represent primarily compensation and benefits for certain executive officers and all costs related to being a public company. Segment assets include assets used in the operation of each segment and consist of accounts receivable, inventories, and property, plant and equipment. The company no longer allocates goodwill to its operating segments for the purposes of evaluating operating performance.

The following tables set forth the company's sales, gross profit and operating income (loss) by segment/division for the three months ended August 1, 2004 and August 3, 2003.

                                   CULP, INC.
       SALES, GROSS PROFIT AND OPERATING INCOME (LOSS) BY SEGMENT/DIVISION
          FOR THE THREE MONTHS ENDED AUGUST 1, 2004 AND AUGUST 3, 2003


                             (Amounts in thousands)


                                                          THREE MONTHS ENDED (UNAUDITED)
                                          ---------------------------------------------------------------

                                              Amounts                        Percent of Total Sales
                                          -----------------              ------------------------
                                         August 1,  August 3,  % Over      August 1,    August 3,
Net Sales by Segment                       2004      2003     (Under)       2004          2003
---------------------------------------   --------  --------  ----------  -----------  -----------
Mattress Fabrics
     Culp Home Fashions                $   25,953    27,220     (4.7) %       38.3 %       36.9 %
                                          --------  --------  ----------  -----------  -----------

Upholstery Fabrics
    Culp Decorative Fabrics                23,919    29,617    (19.2) %       35.3 %       40.2 %
    Culp Velvets/Prints                    17,977    16,839      6.8  %       26.5 %       22.9 %
                                          --------  --------  ----------  -----------  -----------
                                           41,896    46,456     (9.8) %       61.7 %       63.1 %
                                          --------  --------  ----------  -----------  -----------

     Net Sales                         $   67,849    73,676     (7.9) %      100.0 %      100.0 %
                                          ========  ========  ==========  ===========  ===========


Gross Profit by Segment                                                   Gross Profit Margin
---------------------------------------                                  ------------------------

Mattress Fabrics                       $    4,794     6,072    (21.0) %       18.5 %       22.3 %
Upholstery Fabrics                          3,956     5,406    (26.8) %        9.4 %       11.6 %
Restructuring related charges (1)             (75)        0    100.0  %       (0.1)%        0.0 %
                                          --------  --------  ----------  -----------  -----------
     Gross Profit                      $    8,675    11,478    (24.4) %       12.8 %       15.6 %
                                          ========  ========  ==========  ===========  ===========


Operating Income (Loss)  by Segment                                   Operating Income (Loss) Margin
---------------------------------------                                  ------------------------

Mattress Fabrics                       $    2,899     4,144    (30.0) %       11.2 %       15.2 %
Upholstery Fabrics                         (2,619)   (1,719)   (52.4) %       (6.3)%       (3.7)
Unallocated corporate expenses               (810)   (1,463)    44.6  %       (1.2)%       (2.0)%
Restructuring related charges and
  credits (1)                                  63         0    100.0  %        0.1 %        0.0 %
                                          --------  --------  ----------  -----------  -----------

     Operating Income (Loss)           $    (467)       962   (148.5) %       (0.7)%        1.3 %
                                          ========  ========  ==========  ===========  ===========


Depreciation by Segment
---------------------------------------

Mattress Fabrics                       $      916       944     (3.0) %
Upholstery Fabrics                          2,446     2,499     (2.1) %
                                          --------  --------  ----------

Total Depreciation Expense             $    3,362     3,444     (2.4) %
                                          ========  ========  ==========

(1) Restructuring related charges represent equipment dismantling charges and are included in the cost of sales line item in the Consolidated Statement of Loss. Restructuring related charges and credits represent the $75,000 in equipment dismantling charges, offset by $138,000 in restructuring credits (see accompanying note 9). Restructuring credits are included in the restructuring credit line item in the Consolidated Statement of Loss. These restructuring related charges and restructuring credits are associated with the Upholstery Fabrics segment.

Three  Months ended  August 1, 2004  compared  with Three Months ended August 3,
2003

The first quarter of the fiscal year is typically the slowest period for the company and the furniture industry due to scheduled plant vacation shutdowns. The seasonal slowdown, combined with the continued weakness in consumer demand for furniture throughout the summer, accounted for a modest drop in sales. In addition, the first quarter of fiscal 2005 included 13 weeks versus 14 weeks for the same period of fiscal 2004. For the first quarter of fiscal 2005, net sales decreased 7.9% to $67.8 million. Average weekly sales for the first quarter of fiscal 2005 were $5.2 million compared with $5.3 million in the prior year period, a decrease of less than 1.0%. The company reported a net loss of $1,052,000, or $0.09 per share diluted in the first quarter of fiscal 2005, compared with a net loss of $411,000, or $0.04 per share diluted, in the first quarter of fiscal 2004. Restructuring and related charges and credits of approximately $42,000, net of income taxes, were included in the net loss for the first quarter of fiscal 2005.

Mattress Fabrics Segment

     Net Sales -- Mattress fabric sales (known as mattress ticking) for the first quarter of fiscal 2005 decreased 4.7% to $26.0 million compared with $27.2 million for the same period a year ago. As noted above, these results reflect a 13 week period versus a 14 week period last year. Average weekly sales for the first quarter of fiscal 2005 were $2.0 million compared with $1.9 million in the prior year period, an increase of 2.7%. While sales, on a comparable basis, continue to be affected by the recent customers' transition to one-sided mattresses, which utilize one-third less fabric, the mattress ticking segment experienced higher sales, on an average weekly basis, by expanding business with certain key accounts. Also, mattress manufacturers are currently incurring higher costs for other mattress components, such as steel, as well as costs associated with flame retardant requirements. As a result of these increased costs, mattress manufacturers are placing additional pressure on mattress ticking prices, and in some instances manufacturers are moving to lower priced ticking.

Mattress ticking yards sold during the first quarter of fiscal 2005 were 10.8 million compared with 10.5 million yards in the first quarter of last year. The average selling price was $2.38 per yard for the first quarter, compared to $2.57 per yard in the same quarter last year, a decrease of 7.4%.

     Operating income -- For the first quarter of fiscal 2005, the mattress fabrics segment reported operating income of $2.9 million, or 11.2% of sales, compared with $4.1 million, or 15.2% of sales, for the prior year period. Operating income was primarily impacted by fewer sales weeks and inventory markdowns related to certain customer programs. These factors are expected to have significantly less impact on the segment's second quarter results.


Upholstery Fabrics Segment

     Net Sales -- Upholstery fabric sales for the first quarter of fiscal 2005 decreased 9.8% to $41.9 million when compared to the first quarter of fiscal 2004. Average weekly sales for the first quarter of fiscal 2005 were $3.2 million compared with $3.3 million in the prior year period, a decrease of 2.9%. The lower sales primarily reflect soft demand by furniture retailers, as well as current consumer preference for leather furniture and increased competition from imported fabrics, including cut and sewn kits, primarily from Asia.

With the company's offshore sourcing efforts, including the China platform, the company is experiencing higher sales of upholstery fabric products produced outside of the company's U.S. manufacturing plants. These sales, which include microdenier suedes and fabrics produced at the company's China plant, increased 162% over the prior year period and accounted for approximately $5.5 million, or 13.1% of upholstery fabric sales for the quarter. Offshore sourced fabrics of $2.1 million accounted for approximately 4.5% of upholstery fabric sales for the same period last year.

Upholstery  fabric yards sold during the first  quarter were 9.3 million  versus
10.6 million in the first quarter of fiscal 2004, a decline of 12.3%. Average selling price was $4.25 per yard for the first quarter compared with $4.13 per yard in the same quarter of last year, an increase of 2.9%, due to higher average selling prices in both the CDF and CVP divisions.

     Operating income (loss) -- Operating loss for the first quarter of fiscal 2005 was $2.6 million, or 6.3% of sales, compared with a loss of $1.7 million, or 3.7% of sales, for the same period last year. The segment loss in each period was primarily due to underutilization of the company's U.S. manufacturing capacity. If sales continue to be under pressure in the upholstery fabrics segment, management is prepared to take the necessary actions to further adjust the company's cost structure and U.S. capacity, as the company has demonstrated in recent years.

Other Corporate Expenses

     Selling, General and Administrative Expenses -- SG&A expenses of $9.3 million for the first quarter of fiscal 2005 decreased approximately $1.2 million, or 11.8%, from the prior year amount. As a percent of net sales, SG&A expenses decreased to 13.7% from 14.3% the previous year, due mostly to lower professional fees.

Unallocated Corporate Expenses - The unallocated corporate expense category includes certain items that have not been allocated to the company's segments. The major components of unallocated corporate expenses include compensation and benefits for certain executive officers and all costs related to being a public company. For the first quarter of fiscal 2005, unallocated corporate expenses totaled $810,000 compared with $1.5 million for the same period last year, reflecting a substantial decrease in professional fees.

     Interest Expense (Income) - Interest expense for the first quarter declined to $940,000 from $1.5 million the previous year due to lower borrowings outstanding. Interest income decreased to $27,000 from $122,000 the previous year due to lower invested balances in fiscal 2005.

     Income Taxes -- The effective tax rate (taxes as a percentage of pretax income (loss)) for the first quarter of fiscal 2005 was 34.0% compared with 37.0% for the same period last year.


Liquidity and Capital Resources

     Liquidity --The company's sources of liquidity include cash and cash equivalents, cash flow from operations and amounts available under its revolving credit line. These sources have been adequate for day-to-day operations and capital expenditures. The company expects these sources of liquidity to continue to be adequate for the foreseeable future. Cash and cash equivalents as of August 1, 2004 decreased to $11.9 million from $14.6 million at the end of fiscal 2004, primarily reflecting cash flow from operations of $2.4 million and capital expenditures and payments on vendor financed capital expenditures of $5.0 million.

     Working Capital --Accounts receivable as of August 1, 2004 increased 0.1% from the year-earlier level. Days sales outstanding totaled 30 days at August 1, 2004 compared with 32 days a year ago. Inventories at the close of the first quarter increased 5.7% from a year ago. Inventory turns for the first quarter were 4.7 versus 5.0 for the year-earlier period. Operating working capital (comprised of accounts receivable and inventories, less trade accounts payable) was $61.5 million at August 1, 2004, up from $54.9 million a year ago.

     Financing Arrangements -- The company's long-term debt of $51.1 million is unsecured and is comprised of $50.0 million in outstanding senior notes, with a fixed interest rate of 7.76%, and a $1.1 million, non-interest bearing term loan with the Canadian government. Additionally, the company has a $15.0 million revolving credit line with a bank, of which no balance is outstanding at August 1, 2004. The term of the bank agreement, which was due to expire in August 2004, has been extended to August 2005. The first scheduled principal payment on the $50.0 million senior notes is due March 2006 in the amount of $7.5 million. The Canadian government loan is repaid in annual installments of approximately $500,000 per year. The company was in compliance with all financial covenants in its loan agreements as of August 1, 2004.

     Capital Expenditures -- Capital spending for the first quarter of fiscal 2005 was $4.5 million, including approximately $3.9 million for the purchase of a building that will serve as the company's new corporate offices and as new space for the company's showrooms. The company expects the annual operating costs of the new building to be significantly lower than the lease and related costs associated with the current facilities. Depreciation for the first quarter was $3.4 million, and is estimated at $13.5 million for the full fiscal year. For fiscal 2005, the company anticipates capital expenditures to be approximately $9.0 million, including the $5.7 million budgeted for the building purchase and related renovations. The company expects that the availability of funds under the revolving credit line and cash flow from operations will be sufficient to fund its planned capital needs.

     Cash Flow from Operations -- Cash flow from operations was $2.4 million for the first quarter of fiscal 2005, compared with $7.9 million for the same period last year. This decrease was primarily due to a higher inventory balances and lower cash generated from accounts receivable balances. For the first quarter of fiscal 2005, cash flow generated from operations, as well as a portion of existing cash on hand, was used for capital expenditures, most of which relate to the building purchase described above.

Seasonality

Mattress Fabrics Segment:

     The ticking business and the bedding industry in general are slightly seasonal, with sales typically being the highest in the company's first and fourth fiscal quarters.

Upholstery Fabrics Segment:

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


Critical Accounting Policies and Recent Accounting Developments

     The company considered the disclosure requirements of Financial Reporting Release No. 60 regarding critical accounting policies and Financial Reporting Release No. 61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that there were no material changes during the first three months of fiscal 2005 that would warrant further disclosure beyond those matters previously disclosed in the company's Annual Report on Form 10-K for the year ended May 2, 2004.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin under the company's revolving credit agreement. As of August 1, 2004 there were no borrowings outstanding under the company's revolving credit agreement. Additionally, approximately 98% of the company's long-term debt is at a fixed rate. Thus, any reasonably foreseeable change in interest rates would have no material effect on the company's interest expense.

The company's exposure to fluctuations in foreign currency exchange rates is due primarily to a foreign subsidiary domiciled in Canada and firmly committed and anticipated purchases of certain machinery, equipment and raw materials in foreign currencies. The company's Canadian subsidiary uses the United States dollar as its functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with the Canadian subsidiary. However, the company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firmly committed and anticipated purchases of certain machinery, equipment and raw materials. The amount of Canadian-denominated sales and manufacturing costs is not material to the company's consolidated results of operations; therefore, a 10% change in the exchange rate at August 1, 2004 would not have a significant impact on the company's results of operations or financial position. Additionally, as the company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Due to the start up of operations in China, the company does have exposure to fluctuations in currency rates if China allows its currency to float, since it has been essentially fixed in relation to the U.S. dollar. Currently, the risk cannot be hedged. The amount of sales and manufacturing costs denominated in Chinese currency is not material to the company's consolidated results of operations; therefore, a 10% change in the exchange rate at August 1, 2004 would not have a significant impact on the company's results of operations or financial position.


ITEM 4.  CONTROLS AND PROCEDURES

     The company conducted a review and evaluation of its disclosure controls and procedures, under the supervision and with the participation of the company's principal executive officer and principal financial officer as of August 1, 2004, and the principal executive officer and principal financial officer have concluded that the company's disclosure controls and procedures are adequate and effective. In addition, no change in the company's internal control over financial reporting has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.


(b)   Reports on Form 8-K:

The following reports on Form 8-K were furnished during the period covered by this report:

   Form 8-K dated May 12, 2004, included under Item 12, Results of Operations and Financial Condition, the company's press release disclosing management's estimates of its earnings for the fourth quarter of fiscal year ended May 2, 2004.

   Form 8-K dated May 13, 2004, included under Item 9, Regulation FD, the company's press release announcing senior management changes.

   Form 8-K dated June 16, 2004, included under Item 12, Results of Operations and Financial Condition, the company's press release announcing its financial results for the fourth quarter and fiscal year ended May 2, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CULP, INC.
                                    (Registrant)


Date:   September 10, 2004      By:  /s/  Franklin N. Saxon
                                          -----------------
                                          Franklin N. Saxon
                                          President and Chief Operating Officer
                                          (Authorized to sign on behalf
                                          of the registrant and also sign-
                                          ing as principal financial officer)

                                 By:  /s/ Kenneth R. Bowling
                                          ------------------
                                          Kenneth R. Bowling
                                          Vice President-Finance, Treasurer
                                          (Authorized to sign on behalf
                                          of the registrant and also sign-
                                          ing as principal accounting officer)