Form 10-Q
period 2004-10-31
CULP INC
filed 2004-12-09
CIK 723603

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2004

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

                                    YES X NO
                                       ---
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    YES X NO
                                       ---
Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practical date:

            Common shares outstanding at October 31, 2004: 11,550,009
                                 Par Value: $.05

================================================================================

                               INDEX TO FORM 10-Q
                      FOR THE PERIOD ENDED OCTOBER 31, 2004

PART I - FINANCIAL STATEMENTS.                                                                           PAGE
-----------------------------                                                                           -------

ITEM 1.     UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS:
----------------------------------------------------------------
Consolidated Statements of Income (Loss)--Three and Six Months Ended October 31, 2004
and November 2, 2003                                                                                      I-1

Consolidated Balance Sheets--October 31, 2004, November 2, 2003 and May 2, 2004                           I-2

Consolidated Statements of Cash Flows--Three and Six Months Ended
October 31, 2004 and November 2, 2003                                                                     I-3

Consolidated Statements of Shareholders' Equity                                                           I-4

Notes to Consolidated Financial Statements                                                                I-5

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                                                           I-17
----------------------------------------------------------------

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                                                I-26
            MARKET RISK
----------------------------------------------------------------

ITEM 4.     CONTROLS AND PROCEDURES                                                                       I-26
----------------------------------------------------------------

PART II - OTHER INFORMATION
----------------------------------------------------------------
Item 4.     Submission of Matters to a Vote of Security Holders                                           II-1

Item 5.     Other information                                                                             II-1

Item 6.     Exhibits and Reports on Form 8-K                                                              II-2

Signature                                                                                                 II-3

Item 1: Financial Statements


                                   CULP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
 FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 2004 AND NOVEMBER 2, 2003
                                    UNAUDITED
                (Amounts in Thousands, Except for Per Share Data)

                                                                 THREE MONTHS ENDED
                                              ----------------------------------------------------------
                                                     Amounts                          Percent of Sales
                                              ---------------------               ----------------------
                                               October 31, November 2,  % Over    October 31, November 2,
                                                 2004        2003      (Under)       2004        2003
                                              ----------  ---------   ---------    ---------  ----------
Net sales                                    $    75,406     82,731      (8.9)%      100.0 %     100.0 %
Cost of sales                                     65,839     65,993      (0.2)%       87.3 %      79.8 %
                                              ----------  ---------   ---------    ---------  ----------
       Gross profit                                9,567     16,738     (42.8)%       12.7 %      20.2 %
Selling, general and
  administrative expenses                          8,838     10,296     (14.2)%       11.7 %      12.4 %
Goodwill impairment                                5,126          0     100.0 %        6.8 %       0.0 %
Restructuring expense                              1,292          0     100.0 %        1.7 %       0.0 %
                                              ----------  ---------   ---------    ---------  ----------
       Income (loss) from operations              (5,689)     6,442    (188.3)%       (7.5)%       7.8 %
Interest expense                                     937      1,509     (37.9)%        1.2 %       1.8 %
Interest income                                      (29)      (121)    (76.0)%       (0.0)%      (0.1)%
Other expense                                        173         62     179.0 %        0.2 %       0.1 %
                                             -----------  ---------    ---------   ---------  ----------
       Income (loss) before income taxes          (6,770)     4,992    (235.6)%       (9.0)%       6.0 %
Income taxes *                                    (2,577)     1,846    (239.6)%       38.1 %      37.0 %
                                             -----------  ---------   ---------    ---------  ----------
       Net income (loss)                     $    (4,193)     3,146    (233.3)%       (5.6)%       3.8 %
                                             ===========  =========   =========    ---------  ----------
Net income (loss) per share, basic           $     (0.36)      0.27    (233.3)%
Net income (loss) per share, diluted         $     (0.36)      0.27    (233.3)%
Average shares outstanding, basic                 11,549     11,524       0.2 %
Average shares outstanding, diluted               11,549     11,774      (1.9)%


                                                                  SIX MONTHS ENDED
                                              ----------------------------------------------------------
                                                     Amounts                         Percent of Sales
                                              ---------------------               ----------------------
                                               October 31, November 2,  % Over    October 31, November 2,
                                                 2004        2003      (Under)       2004        2003
                                              ----------  ---------   ---------    ---------   ---------
Net sales                                    $   143,255    156,407      (8.4)%      100.0 %     100.0 %
Cost of sales                                    125,013    128,191      (2.5)%       87.3 %      82.0 %
                                              ----------  ---------   ---------    ---------   ---------
       Gross profit                               18,242     28,216     (35.3)%       12.7 %      18.0 %
Selling, general and
  administrative expenses                         18,118     20,812     (12.9)%       12.6 %      13.3 %
Goodwill impairment                                5,126          0     100.0 %        3.6 %       0.0 %
Restructuring expense                              1,154          0     100.0 %        0.8 %       0.0 %
                                              ----------  ---------   ---------    ---------   ---------
       Income (loss) from operations              (6,156)     7,404    (183.1)%       (4.3)%       4.7 %
Interest expense                                   1,877      3,006     (37.6)%        1.3 %       1.9 %
Interest income                                      (56)      (243)    (77.0)%       (0.0)%      (0.2)%
Other expense                                        387        301      28.6 %        0.3 %       0.2 %
                                              ----------  ---------   ---------    ---------   ---------
       Income (loss) before income taxes          (8,364)     4,340    (292.7)%       (5.8)%       2.8 %
Income taxes *                                    (3,119)     1,605    (294.3)%       37.3 %      37.0 %
                                              ----------  ---------   ---------     --------  ----------
       Net income (loss)                     $    (5,245)     2,735    (291.8)%       (3.7)%       1.7 %
                                              ==========  =========   ==========    --------  ----------


Net income (loss) per share, basic           $     (0.45)      0.24    (287.5)%
Net income (loss) per share, diluted         $     (0.45)      0.23    (295.7)%
Average shares outstanding, basic                 11,548     11,519       0.3 %
Average shares outstanding, diluted               11,548     11,718      (1.5)%

*Percent of sales column for income taxes is calculated as a % of income (loss) before income taxes.

See accompanying notes to consolidated financial statements.


                                   CULP, INC.
                           CONSOLIDATED BALANCE SHEETS
               OCTOBER 31, 2004, NOVEMBER 2, 2003, AND MAY 2, 2004
                                    UNAUDITED
                             (Amounts in Thousands)


                                                 Amount                    Increase
                                     -----------------------------        (Decrease)
                                        October 31,     November 2, ------------------------  * May 2,
                                           2004            2003       Dollars       Percent      2004
                                     ----------------  -----------  -----------    ---------  ---------
Current assets:
      Cash and cash equivalents     $          16,505       16,623         (118)      (0.7)%     14,568
      Short-term investments                        0       15,134      (15,134)    (100.0)%          0
      Accounts receivable                      26,590       31,342       (4,752)     (15.2)%     30,719
      Inventories                              48,528       53,848       (5,320)      (9.9)%     49,045
      Deferred income taxes                     4,980       12,303       (7,323)     (59.5)%      9,256
      Other current assets                      3,100        3,211         (111)      (3.5)%      1,634
                                     ----------------  -----------  ------------   ---------  ---------
               Total current assets            99,703      132,461      (32,758)     (24.7)%    105,222

Property, plant & equipment, net               76,062       81,219       (5,157)      (6.3)%     77,770
Goodwill                                        4,114        9,240       (5,126)     (55.5)%      9,240
Deferred income taxes                             834            0          834      100.0 %          0
Other assets                                    1,327        1,892         (565)     (29.9)%      1,496
                                     ----------------  -----------  ------------   ---------  ---------

               Total assets         $         182,040      224,812      (42,772)     (19.0)%    193,728
                                    =================  ===========  ============   =========  =========
Current liabilities:
      Current maturities of
               long-term debt       $             594          539           55       10.2 %        528
      Accounts payable                         15,192       23,928       (8,736)     (36.5)%     15,323
      Accrued expenses                         11,962       13,522       (1,560)     (11.5)%     13,028
      Accrued restructuring costs               5,458        6,712       (1,254)     (18.7)%      4,968
      Income taxes payable                          0        1,578       (1,578)     100.0 %      1,850
                                    -----------------  -----------  ------------   ---------  ---------
               Total current
                   liabilities                 33,206       46,279      (13,073)     (28.2)%     35,697
Long-term debt, less current
    maturities                                 50,569       76,077      (25,508)     (33.5)%     50,502
Deferred income taxes                               0        3,851       (3,851)    (100.0)%      4,138
                                     ----------------  -----------  ------------   ---------  ---------
               Total liabilities               83,775      126,207      (42,432)     (33.6)%     90,337
Shareholders' equity                           98,265       98,605         (340)      (0.3)%    103,391
                                     ----------------  -----------  ------------   ---------  ---------
               Total liabilities and
               shareholders'
                   equity           $         182,040      224,812      (42,772)     (19.0)%    193,728
                                    =================  ===========  ============   =========  =========

Shares outstanding                             11,550       11,529           21        0.2 %     11,547
                                     ================  ===========  ============   =========  =========


*  Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

                                   CULP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED OCTOBER 31, 2004 AND NOVEMBER 2, 2003
                                    UNAUDITED
                             (Amounts in Thousands)

                                                                               Six Months Ended
                                                                          ---------------------------
                                                                                   Amounts
                                                                          ---------------------------
                                                                           October 31,    November 2,
                                                                              2004           2003
                                                                          ------------   ------------
Cash flows from operating activities:
     Net income (loss)                                                   $      (5,245)         2,735
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
           Depreciation                                                          6,900          6,883
           Amortization of other assets                                             70             91
           Stock-based compensation                                                104            105
           Goodwill impairment                                                   5,126              0
           Deferred income taxes                                                  (696)             0
           Restructuring expense                                                 1,154              0
           Changes in assets and liabilities:
              Accounts receivable                                                4,129            917
              Inventories                                                          517         (4,296)
              Other current assets                                              (1,466)            (7)
              Other assets                                                         153            252
              Accounts payable                                                   1,228          5,121
              Accrued expenses                                                  (1,066)          (549)
              Accrued restructuring                                               (440)        (1,031)
              Income taxes payable                                              (1,850)         1,229
                                                                          ------------   ------------
                 Net cash provided by operating activities                       8,618         11,450
                                                                          ------------   ------------
Cash flows from investing activities:
     Capital expenditures                                                       (5,556)        (2,954)
     Purchases of short-term investments                                             0         (5,147)
                                                                          ------------   ------------
                 Net cash used in investing activities                          (5,556)        (8,101)
                                                                          ------------   ------------
Cash flows from financing activities:
     Payments on vendor-financed capital expenditures                           (1,273)        (1,254)
     Proceeds from issuance of long-term debt                                      133            116
     Proceeds from common stock issued                                              15             57
                                                                          ------------   ------------
                 Net cash used in financing activities                          (1,125)        (1,081)
                                                                          ------------   ------------

Increase in cash and cash equivalents                                            1,937          2,268

Cash and cash equivalents at beginning of period                                14,568         14,355
                                                                          ------------   ------------
Cash and cash equivalents at end of period                               $      16,505         16,623
                                                                          ============   ============



See accompanying notes to consolidated financial statements.



                                   CULP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    UNAUDITED

                    (Dollars in thousands, except share data)


                                                                   Capital
                                              Common Stock       Contributed                             Total
                                       ------------------------    in Excess    Unearned    Retained   Shareholders'
                                          Shares       Amount    of Par Value Compensation  Earnings     Equity
-------------------------------------------------------------------------------------------------------------------
Balance,  April 27, 2003                11,515,459    $     576     39,749      (559)       55,999       $ 95,765
-------------------------------------------------------------------------------------------------------------------
    Net income                                                                               7,220          7,220
    Stock-based compensation                                                     210                          210
    Common stock issued in connection
       with stock option plans              31,175            2        194                                    196
-------------------------------------------------------------------------------------------------------------------
Balance,  May 2, 2004                   11,546,634    $     578     39,943      (349)       63,219      $ 103,391
-------------------------------------------------------------------------------------------------------------------
    Net loss                                                                                (5,245)        (5,245)
    Stock-based compensation                                                     104                          104
    Common stock issued in connection
       with stock option plans               3,375            0         15                                     15
-------------------------------------------------------------------------------------------------------------------
Balance,  October 31, 2004              11,550,009    $     578     39,958      (245)       57,974      $  98,265
===================================================================================================================

See accompanying notes to consolidated financial statements.


                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiaries (the "company") include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. All of these adjustments are of a normal recurring nature except as disclosed in notes 9 and 13 to the consolidated financial statements. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company's annual report on Form 10-K filed with the Securities and Exchange Commission on July 16, 2004 for the fiscal year ended May 2, 2004. Certain items in the fiscal 2004 consolidated financial statements have been reclassified to conform with the current presentation.
================================================================================


      The company's six months ended October 31, 2004 and November 2, 2003 represent 26 and 27 week periods, respectively.


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

       The following table illustrates the effect on net income (loss) and income (loss) per share if the company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, for the three months ended October 31, 2004 and November 2, 2003.


-------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                             October 31, 2004       November 2, 2003
-------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                                            $         (4,193)      $         3,146

Add:  Total stock-based employeecompensation expense
included in net income, net of tax                                                      32                    33

Deduct:  Total stock-based employee compensation expense
determined under fair value-based method for all awards,
net of tax                                                                            (155)                 (145)

-------------------------------------------------------------------------------------------------------------------
Pro forma net income (loss)                                               $         (4,316)      $         3,034
-------------------------------------------------------------------------------------------------------------------
Income (loss) per share:
Basic - as reported                                                       $          (0.36)      $          0.27
Basic - pro forma                                                                    (0.37)                 0.26
Diluted - as reported                                                                (0.36)                 0.27
Diluted - pro forma                                                                  (0.37)                 0.26
-------------------------------------------------------------------------------------------------------------------

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



The  following  table  illustrates  the effect on net  income  (loss) and income
(loss) per share if the company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, for the six months ended October 31, 2004 and November 2, 2003.


-------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                             October 31, 2004       November 2, 2003
-------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                                            $         (5,245)      $         2,735

Add:  Total stock-based employee compensation expense
included in net income, net of tax                                                      67                    66

Deduct:  Total stock-based employee compensation expense
determined under fair value-based method for all awards,
net of tax                                                                            (277)                 (240)
-------------------------------------------------------------------------------------------------------------------
Pro forma net income (loss)                                               $         (5,455)      $         2,561
-------------------------------------------------------------------------------------------------------------------
Income (loss) per share:
Basic - as reported                                                       $          (0.45)      $          0.24
Basic - pro forma                                                                    (0.47)                 0.22
Diluted - as reported                                                                (0.45)                 0.23
Diluted - pro forma                                                                  (0.47)                 0.22
-------------------------------------------------------------------------------------------------------------------

===================================================================================================================

3.  ACCOUNTS RECEIVABLE

       A summary of accounts receivable follows:

-------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                    October 31, 2004         May 2, 2004
-------------------------------------------------------------------------------------------------------------------
Customers                                                                 $         28,579       $        33,064
Allowance for doubtful accounts                                                     (1,119)               (1,442)
Reserve for returns and allowances                                                    (870)                 (903)
-------------------------------------------------------------------------------------------------------------------
                                                                          $         26,590       $        30,719
-------------------------------------------------------------------------------------------------------------------


                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


       A summary of the activity in the allowance for doubtful accounts follows:

                                                                                    Six months ended
-------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                    October 31, 2004       November 2, 2003
-------------------------------------------------------------------------------------------------------------------
Beginning balance                                                         $         (1,442)      $        (1,558)
Provision for bad debt expense                                                         282                  (162)
Net write-offs                                                                          41                   134
-------------------------------------------------------------------------------------------------------------------
Ending balance                                                            $         (1,119)      $        (1,586)
-------------------------------------------------------------------------------------------------------------------

===================================================================================================================

4.  INVENTORIES

       Inventories are carried at the lower of cost or market. Cost is determined using the FIFO (first-in, first-out) method.

       A summary of inventories follows:

-------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                    October 31, 2004          May 2, 2004
-------------------------------------------------------------------------------------------------------------------
Raw materials                                                             $         22,125       $        21,015
Work-in-process                                                                      2,927                 2,489
Finished goods                                                                      23,476                25,541
-------------------------------------------------------------------------------------------------------------------
                                                                          $         48,528       $        49,045
-------------------------------------------------------------------------------------------------------------------

===================================================================================================================


5.  ACCOUNTS PAYABLE


       A summary of accounts payable follows:


-------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                   October 31, 2004           May 2, 2004
-------------------------------------------------------------------------------------------------------------------
Accounts payable-trade                                                    $         14,666       $        13,438
Accounts payable-capital expenditures                                                  526                 1,885
-------------------------------------------------------------------------------------------------------------------
                                                                          $         15,192       $        15,323
-------------------------------------------------------------------------------------------------------------------

===================================================================================================================

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
6.  ACCRUED EXPENSES

        A summary of accrued expenses follows:

-------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                    October 31, 2004          May 2, 2004
-------------------------------------------------------------------------------------------------------------------
Compensation, commissions and related benefits                            $          6,353       $         8,040
Interest                                                                               448                   459
Accrued rebates                                                                      2,485                 2,258
Other                                                                                2,676                 2,271
-------------------------------------------------------------------------------------------------------------------
                                                                          $         11,962       $        13,028
-------------------------------------------------------------------------------------------------------------------

===================================================================================================================

7.  LONG-TERM DEBT

        A summary of long-term debt follows:

-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                    October 31, 2004          May 2, 2004
-------------------------------------------------------------------------------------------------------------------
Unsecured term notes                                                      $         49,975       $        49,975
Canadian government loan                                                             1,188                 1,055
-------------------------------------------------------------------------------------------------------------------
                                                                                    51,163                51,030
Less current maturities                                                               (594)                 (528)
-------------------------------------------------------------------------------------------------------------------
                                                                          $         50,569       $        50,502
-------------------------------------------------------------------------------------------------------------------

       In December 2004, the company amended its agreement with its bank to provide for a reduced revolving loan commitment of $10.0 million from an existing commitment of $15.0 million, including letters of credit up to $2.5 million. Borrowings under the facility generally carry interest at the London Interbank Offered Rate plus an adjustable margin based upon the company's debt/EBITDA ratio, as defined by the agreement. As of October 31, 2004, there were $399,000 in outstanding letters of credit in support of inventory purchases and no borrowings outstanding under the agreement. The credit facility expires August 2005.

       The unsecured term notes are payable over an average remaining term of five years beginning March 2006 through March 2010. Interest is payable semi-annually at a fixed coupon rate of 7.76%.

       The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At October 31, 2004, the company was in compliance with these financial covenants.

         The principal payment requirements of long-term debt during the next five fiscal years are: 2005 - $594,000; 2006 - $8,129,000; 2007 - $7,535,000;
2008 - $19,835,000; and 2009 - $7,535,000.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

8. CASH FLOW INFORMATION

       Payments for interest and income taxes follow:

                                                                                      Six months ended
-------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                    October 31, 2004       November 2, 2003
-------------------------------------------------------------------------------------------------------------------
Interest                                                                  $          1,989       $         3,021
Income taxes                                                                           831                   343
-------------------------------------------------------------------------------------------------------------------

===================================================================================================================

       The  non-cash  portion  of  capital   expenditures   representing  vendor
financing totaled $5,000 and $243,000 for the six months ended October 31, 2004 and November 2, 2003, respectively.
===============================================================================


9. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES


       A summary of accrued restructuring follows:

-------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                    October 31, 2004          May 2, 2004
-------------------------------------------------------------------------------------------------------------------
Fiscal 2005 Upholstery Fabrics                                            $          1,305       $             0
Fiscal 2003 CDF                                                                      4,133                 4,834
Wet Printed Flock                                                                        0                   100
Fiscal 2001 CDF                                                                         20                    34
-------------------------------------------------------------------------------------------------------------------
                                                                          $          5,458       $         4,968
-------------------------------------------------------------------------------------------------------------------

         FISCAL 2005 UPHOLSTERY FABRICS

            In October 2004, management approved a restructuring plan within the upholstery fabrics segment aimed at reducing costs, increasing asset utilization and improving profitability. Due to continued pressure on demand in this segment, management decided to further adjust the company's cost structure and bring U.S. manufacturing capacity in line with current and expected demand. The restructuring plan principally involves consolidation of the company's decorative fabrics weaving operations by closing Culp's facility in Pageland, South Carolina, and consolidating those operations into the Graham, North Carolina facility. Additionally, the company will be consolidating its yarn operations by integrating the production of the Cherryville, North Carolina plant into the company's Shelby, North Carolina facility. Another element of the restructuring plan is a substantial reduction in certain raw material and finished goods stock keeping units, or SKUs, to reduce manufacturing complexities and lower costs, with the ongoing objective of identifying and eliminating products that are not generating acceptable volumes or margins. Finally, the company is making reductions in selling, general and administrative expenses. Overall, these restructuring actions will reduce the number of associates by approximately 250 people, representing approximately 14 percent of those in Culp's upholstery fabrics segment. The implementation of these restructuring initiatives began in the second quarter and is expected to be completed by May 1, 2005, the end of the current fiscal year. The company expects the restructuring actions to result in total pre-tax charges of approximately $20 million ($13 million on an after-tax basis). Approximately $15 million of the pre-tax amount is expected to be non-cash items, including $5.1 million for goodwill impairment (See note 13). Of the total charges expected, $7.8 million ($4.9 million, net of taxes, or $0.42 per diluted share) was incurred in the second quarter. The remaining charges are expected to be recorded in the third and fourth quarters of fiscal 2005, as incurred.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


          The $7.8 million in charges incurred during the second quarter consists of the following: (1) $5.1 million of goodwill impairment, which represents all of the remaining goodwill associated with the upholstery fabrics segment; (2) $1.6 million in restructuring expenses related to the Culp Decorative Fabrics (CDF) and Culp Velvets/Prints (CVP) divisions, which includes approximately $1.3 million in employee termination costs and approximately $278,000 in write-downs of equipment; and (3) $1.1 million of restructuring related costs for the CDF division, which include inventory mark-downs and accelerated depreciation associated with plant and equipment scheduled to be disposed of, either by sale or by abandonment, over the next six months. As reflected in the consolidated financial statements, restructuring and related expenses were recorded as $1.6 million in the line item "restructuring expense" and $1.1 million in "cost of sales."

         The balance of $1.3 million in accrued restructuring represents the employee termination benefits incurred during the second quarter of fiscal 2005.

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

        During the second quarter of fiscal 2005, the accrual was reduced $114,000 in employee termination benefits to reflect the current estimates of future health care claims and reduced $165,000 in lease termination and other exit costs to reflect current estimates of sub-lease income. The total of these adjustments was $279,000, or approximately $176,000 net of tax, or $0.01 per share diluted.

       The following summarizes the fiscal 2005 activity in the restructuring accrual:

-------------------------------------------------------------------------------------------------------------------
                                               Employee                       Lease
                                              Termination                Termination and
   (Dollars in Thousands)                      Benefits                 Other Exit Costs               Total
-------------------------------------------------------------------------------------------------------------------
   Balance, May 2, 2004                      $     500                        4,334                    4,834

   Adjustments in fiscal 2005                     (114)                        (165)                    (279)

   Paid in fiscal 2005                             (58)                        (364)                    (422)
-------------------------------------------------------------------------------------------------------------------
   Balance, October 31, 2004                 $     328                        3,805                    4,133
-------------------------------------------------------------------------------------------------------------------

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

        WET PRINTED FLOCK RESTRUCTURING

       During the first quarter of fiscal 2005, assets held for sale consisting of land and a building valued at $180,000 in the other assets line of the May 2, 2004 Consolidated Balance Sheet were sold, resulting in a restructuring credit of $54,000. An additional restructuring credit of $84,000 was recognized relating to the write-off of the remaining reserve balance, which consisted of building related exit costs.

        The   following   summarizes   the  fiscal  2005  activity  in  the  CVP
restructuring accrual:

-------------------------------------------------------------------------------------------------------------------
                                               Employee                       Lease
                                              Termination                Termination and
   (Dollars in Thousands)                      Benefits                 Other Exit Costs                   Total
-------------------------------------------------------------------------------------------------------------------
   Balance, May 2, 2004                      $       0                          100                          100

   Adjustments in fiscal 2005                        0                          (84)                         (84)

   Paid in fiscal 2005                               0                          (16)                         (16)
-------------------------------------------------------------------------------------------------------------------
   Balance, October 31, 2004                 $       0                            0                            0
-------------------------------------------------------------------------------------------------------------------


       FISCAL 2001 CDF RESTRUCTURING

          During the second quarter of fiscal 2005, the reserve was reduced $12,000 to reflect current estimates of future health care claims.

       The   following   summarizes   the  fiscal  2005   activity  in  the  CDF
restructuring accrual:


-------------------------------------------------------------------------------------------------------------------
                                               Employee                       Lease
                                              Termination                Termination and
   (Dollars in Thousands)                      Benefits                 Other Exit Costs                   Total
-------------------------------------------------------------------------------------------------------------------
   Balance, May 2, 2004                      $      34                            0                           34

   Adjustments in fiscal 2005                      (12)                           0                          (12)

   Paid in fiscal 2005                              (2)                           0                           (2)
-------------------------------------------------------------------------------------------------------------------
   Balance, October 31, 2004                 $      20                            0                           20
-------------------------------------------------------------------------------------------------------------------

===================================================================================================================


                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

10. COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) is the total of net income (loss) and other changes in equity, except those resulting from investments by shareholders and distributions to shareholders not reflected in net income (loss).


          A summary of total comprehensive income (loss) follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                      Three months ended
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                            October 31, 2004  November 2, 2003
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                 $      (4,193)      $     3,146
Unrealized gain in fair value of short-term investments                                       0                 9
-------------------------------------------------------------------------------------------------------------------
Net comprehensive Income (loss)                                                   $      (4,193)      $      3,155
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                                                       Six months ended
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                            October 31, 2004  November 2, 2003
-------------------------------------------------------------------------------------------------------------------
Net Income (loss)                                                                 $      (5,245)      $     2,735
Unrealized loss in fair value of short-term investments                                       0               (57)
-------------------------------------------------------------------------------------------------------------------
Net comprehensive loss                                                            $      (5,245)      $     2,678
-------------------------------------------------------------------------------------------------------------------

===================================================================================================================

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

                                                                                         Three months ended
-------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                                            October 31, 2004  November 2, 2003
-------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding, basic                                        11,549            11,524
Effect of dilutive stock options                                                              0               250
-------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding, diluted                                      11,549           11,774

       Options to purchase 409,750 shares and 326,625 shares of common stock were not included in the computation of diluted loss per share for the three months ended October 31, 2004 and November 2, 2003, respectively, because the exercise price of the options was greater than the average market price of the common shares.

       Options to purchase 172,956 shares of common stock were not included in the computation of diluted net loss per share for the three months ended October 31, 2004 because the company incurred a net loss for the period.
===============================================================================

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



                                                                                       Six months ended
-------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                                            October 31, 2004  November 2, 2003
-------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding, basic                                        11,548           11,519
Effect of dilutive stock options                                                              0              199
-------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding, diluted                                      11,548           11,718

       Options to purchase 423,438 shares and 462,412 shares of common stock were not included in the computation of diluted loss per share for the six months ended October 31, 2004 and November 2, 2003, respectively, because the exercise price of the options was greater than the average market price of the common shares.

       Options to purchase 176,621 shares of common stock were not included in the computation of diluted net loss per share for the six months ended October 31, 2004 because the company incurred a net loss for the period.

===============================================================================

12. SEGMENT INFORMATION

         The company's operations are classified into two segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment principally manufactures and sells fabrics to bedding manufacturers. The upholstery fabrics segment principally manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers. The upholstery fabrics segment consists of two divisions: Culp Decorative Fabrics and Culp Velvets/Prints. Since these divisions have similar products, manufacturing processes, customers, methods of distribution and economic characteristics, they are aggregated for segment reporting purposes.

       Effective May 3, 2004, the company began evaluating the operating performance of its segments based upon income (loss) from operations before restructuring and related charges or credits and certain unallocated corporate expenses. Previously, the company evaluated operating segment performance based upon gross profit. Operating income (loss) for the prior period and gross profit for both periods by segment is presented for comparative purposes. Unallocated corporate expenses represent primarily compensation and benefits for certain executive officers and all costs related to being a public company. Segment assets include assets used in the operation of each segment and consist of accounts receivable, inventories, and property, plant and equipment. The company no longer allocates goodwill to its operating segments for the purposes of evaluating operating performance.

       Financial information for the company's operating segments follow:


                                                                                          Three months ended
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                           October 31, 2004  November 2, 2003
-------------------------------------------------------------------------------------------------------------------
Net sales:
     Mattress Fabrics                                                             $      26,886    $      26,788
     Upholstery Fabrics                                                                  48,520           55,943
-------------------------------------------------------------------------------------------------------------------
                                                                                  $      75,406    $      82,731
-------------------------------------------------------------------------------------------------------------------

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                                                                        Three months ended
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                           October 31, 2004  November 2, 2003
-------------------------------------------------------------------------------------------------------------------
Gross profit:
     Mattress Fabrics                                                             $       4,461    $       6,329
     Upholstery Fabrics                                                                   6,230           10,409
     Restructuring related charges                                                       (1,124)(1)            0
-------------------------------------------------------------------------------------------------------------------
                                                                                  $       9,567    $      16,738
-------------------------------------------------------------------------------------------------------------------
Operating income (loss):
     Mattress Fabrics                                                             $       2,676    $       4,247
     Upholstery Fabrics                                                                     216            3,452
     Unallocated corporate expenses                                                      (1,039)          (1,257)
     Goodwill impairment                                                                 (5,126)(2)            0
     Restructuring and related charges                                                   (2,416)(3)            0
-------------------------------------------------------------------------------------------------------------------
                                                                                  $      (5,689)   $       6,442
-------------------------------------------------------------------------------------------------------------------

(1) Restructuring related charges represent inventory markdowns and accelerated depreciation associated with plant and equipment scheduled to be disposed of, either by sale or abandonment, over the next six months and are included in the cost of sales line item in the Consolidated Statements of Income (Loss). These charges are related to the Upholstery Fabrics segment.
(2) The goodwill impairment was the result of an evaluation of all of the remaining goodwill associated with the upholstery fabrics segment.
(3) Restructuring and related charges represent the $1.1 million in related charges for inventory markdowns and accelerated depreciation and $1.3 million in restructuring charges for fixed asset write-downs and employee termination benefits (see note 9). Restructuring charges are included in the restructuring expense line item in the Consolidated Statements of Income (Loss). These charges are related to the Upholstery Fabrics segment.

                                                                                          Six months ended
-------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                            October 31, 2004  November 2, 2003
-------------------------------------------------------------------------------------------------------------------
Net sales:
     Mattress Fabrics                                                             $     52,839     $      54,008
     Upholstery Fabrics                                                                  90,416          102,399
-------------------------------------------------------------------------------------------------------------------
                                                                                  $     143,255    $     156,407
-------------------------------------------------------------------------------------------------------------------
Gross profit:
     Mattress Fabrics                                                             $       9,255    $      12,401
     Upholstery Fabrics                                                                  10,186           15,815
     Restructuring related charges                                                       (1,199)(4)            0
-------------------------------------------------------------------------------------------------------------------
                                                                                  $      18,242    $      28,216
-------------------------------------------------------------------------------------------------------------------
Operating income (loss):
     Mattress Fabrics                                                             $       5,575    $       8,391
     Upholstery Fabrics                                                                  (2,403)           1,733
     Unallocated corporate expenses                                                      (1,849)          (2,720)
     Goodwill impairment                                                                 (5,126)(2)            0
     Restructuring and related charges                                                   (2,353)(5)            0
-------------------------------------------------------------------------------------------------------------------
                                                                                  $      (6,156)   $       7,404
-------------------------------------------------------------------------------------------------------------------

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



(4) Restructuring related charges primarily represent inventory markdowns and accelerated depreciation associated with plant and equipment scheduled to be disposed of, either by sale or abandonment, over the next six months and are included in the cost of sales line item in the Consolidated Statements of Income (Loss). These charges are related to the Upholstery Fabrics segment.
(5) Restructuring and related charges primarily represent the $1.2 million in related charges for inventory markdowns and accelerated depreciation and $1.2 million in restructuring charges for fixed asset write-downs and employee termination benefits (see note 9). Restructuring charges are included in the restructuring expense line item in the Consolidated Statements of Income (Loss). These charges are related to the Upholstery Fabrics segment.

       Balance sheet information for the company's operating segments follow:

-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                           October 31, 2004    May 2, 2004
-------------------------------------------------------------------------------------------------------------------
   Segment assets:
     Mattress Fabrics                                                             $      45,546    $      47,691
     Upholstery Fabrics                                                                 101,322          109,843
-------------------------------------------------------------------------------------------------------------------
      Total segment assets                                                              146,868          157,534

Non-segment assets:
      Cash and cash equivalents                                                          16,505           14,568
      Deferred income taxes                                                               5,814            9,256
      Other current assets                                                                3,100            1,634
      Property, plant & equipment                                                         4,312                0
      Goodwill                                                                            4,114            9,240
      Other assets                                                                        1,327            1,496
-------------------------------------------------------------------------------------------------------------------
      Total assets                                                                $     182,040    $     193,728
-------------------------------------------------------------------------------------------------------------------

                                                                                         Three months ended
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                           October 31, 2004  November 2, 2003
-------------------------------------------------------------------------------------------------------------------
Capital expenditures:
     Mattress Fabrics                                                             $         300    $         217
     Upholstery Fabrics                                                                     240            1,210
     Unallocated corporate (7)                                                              468                0
-------------------------------------------------------------------------------------------------------------------
                                                                                  $       1,008    $       1,427
-------------------------------------------------------------------------------------------------------------------

Depreciation expense:
     Mattress Fabrics                                                             $         915(6) $         942
     Upholstery Fabrics                                                                   2,408(6)         2,497
     Unallocated Corporate                                                                    0                0
-------------------------------------------------------------------------------------------------------------------
                                                                                  $       3,323    $       3,439
-------------------------------------------------------------------------------------------------------------------

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(6) Excludes accelerated depreciation of approximately $215,000 associated with plant and equipment scheduled to be disposed of over the next six months


                                                                                         Six months ended
-------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                            October 31, 2004 November 2, 2003
-------------------------------------------------------------------------------------------------------------------
Capital expenditures:
     Mattress Fabrics                                                             $         730    $         283
     Upholstery Fabrics                                                                     477            2,984
     Unallocated corporate                                                                4,343(7)             0
-------------------------------------------------------------------------------------------------------------------
                                                                                  $       5,550    $       3,267
-------------------------------------------------------------------------------------------------------------------
Depreciation expense:
     Mattress Fabrics                                                             $       1,831(6) $       1,887
     Upholstery Fabrics                                                                   4,854(6)         4,996
     Unallocated Corporate                                                                    0                0
-------------------------------------------------------------------------------------------------------------------
                                                                                  $       6,685    $       6,883
-------------------------------------------------------------------------------------------------------------------

(7) Unallocated corporate capital expenditures for fiscal 2005 represent primarily capital spending for the new corporate office building.

===============================================================================
13. GOODWILL IMPAIRMENT

      Due to the continued pressure on demand in the upholstery fabrics segment, operating profits and cash flows were lower than expected for the second quarter and year to date for fiscal 2005. As a result, management determined that the goodwill associated with the segment should be tested for impairment in accordance with the provisions of FAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS. An independent business valuation specialist was engaged to assist the company in the determination of the fair market value of the upholstery fabrics segment. The fair value as determined using several different methods, including comparable companies, comparable transactions and discounted cash flow analysis was less than the carrying value. Accordingly, the company recorded a goodwill impairment charge of $5.1 million ($3.2 million net of taxes of $1.9 million), or $0.28 per share diluted, related to the goodwill associated with the upholstery fabrics segment. After the goodwill impairment charge, the company's remaining goodwill of $4.1 million relates to the mattress fabrics segment.
================================================================================

ITEM 2.

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

               This Report and the exhibits attached hereto contain statements that may be deemed "forward-looking statements" within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934). Such statements are inherently subject to risks and uncertainties. Further, forward-looking statements are intended to speak only as of the date on which they are made. Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as "expect," "believe," "estimate," "plan" and "project" and their derivatives, and include but are not limited to statements about the company's future operations, production levels, sales, SG&A or other expenses, margins, gross profit, operating income, earnings or other performance measures. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on the company's business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely. In addition, strengthening of the U. S. dollar against other currencies could make the company's products less competitive on the basis of price in markets outside the United States. Also, economic and political instability in international areas could affect the company's operations or sources of goods in those areas, as well as demand for the company's products in international markets. Finally, unanticipated delays or costs in executing restructuring actions could cause the cumulative effect of restructuring actions to fail to meet the objectives set forth by management. Other factors that could affect the matters discussed in forward looking statements are included in the company's periodic reports filed with the Securities and Exchange Commission.

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

The company's fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The year-to-date period for fiscal 2005 included 26 weeks versus 27 weeks for the same period of fiscal 2004. The company's operating segments are mattress fabrics and upholstery fabrics, with related divisions organized within those segments. In mattress fabrics, Culp Home Fashions markets a broad array of fabrics used by bedding manufacturers. In upholstery fabrics, Culp Decorative Fabrics markets jacquard and dobby woven fabrics for residential and commercial furniture and yarn for use primarily by the company, with some outside sales. Culp Velvets/Prints markets velvet, printed fabrics and microdenier suedes used primarily for residential furniture.

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

The following tables set forth the company's sales, gross profit and operating income (loss) by segment/division for the three and six months ended October 31, 2004 and November 2, 2003.

                                   CULP, INC.
       SALES, GROSS PROFIT AND OPERATING INCOME (LOSS) BY SEGMENT/DIVISION
        FOR THE THREE MONTHS ENDED OCTOBER 31, 2004 AND NOVEMBER 2, 2003


                             (Amounts in thousands)

                                                    THREE MONTHS ENDED (UNAUDITED)
                                     --------------------------------------------------------------
                                            Amounts                       Percent of Total Sales
                                     -----------------------             --------------------------
                                     October 31,  November 2,  % Over    October 31,   November 2,
Net Sales by Segment                    2004         2003       (Under)     2004          2003
-----------------------------------  -----------  ----------  ---------- ------------  ------------
Mattress Fabrics
     Culp Home Fashions              $    26,886      26,788      0.4 %        35.7 %        32.4 %
                                     -----------  ----------  ---------- ------------  ------------
Upholstery Fabrics
    Culp Decorative Fabrics               27,278      32,459    (16.0)%        36.2 %        39.2 %
    Culp Velvets/Prints                   21,242      23,484     (9.5)%        28.2 %        28.4 %
                                     -----------  ----------  ---------- ------------  ------------
                                          48,520      55,943    (13.3)%        64.3 %        67.6 %
                                     -----------  ----------  ---------- ------------  ------------
     Net Sales                       $    75,406      82,731     (8.9)%       100.0 %       100.0 %
                                     ===========  ==========  ========== ============  ============

Gross Profit by Segment                                                     Gross Profit Margin
-----------------------------------                                      --------------------------
Mattress Fabrics                     $     4,461       6,329    (29.5)%        16.6 %        23.6 %
Upholstery Fabrics                         6,230      10,409    (40.1)%        12.8 %        18.6 %
Restructuring related charges (1)         (1,124)          0    100.0 %        (2.3)%         0.0 %
                                     -----------  ----------  ---------- ------------  ------------
     Gross Profit                    $     9,567      16,738    (42.8)%        12.7 %        20.2 %
                                     ===========  ==========  ========== ============  ============

Operating Income (loss)  by Segment                                   Operating Income (Loss)  Margin
-----------------------------------                                   -------------------------------
Mattress Fabrics                     $     2,676       4,247    (37.0)%        10.0 %        15.9 %
Upholstery Fabrics                           216       3,452    (93.7)%         0.4 %         6.2 %
Unallocated corporate expenses            (1,039)     (1,257)   (17.3)%        (1.4)%        (1.5)%
Goodwill impairment                       (5,126)          0   (100.0)%        (6.8)%         0.0 %
Restructuring and related charges
   and credits(1)                         (2,416)          0   (100.0)%        (5.0)%         0.0 %
                                     -----------  ----------  ---------- ------------  ------------
     Operating income (loss)         $    (5,689)      6,442   (188.3)%        (7.5)%         7.8 %
                                     ===========  ==========  ========== ============  ============

Depreciation by Segment
----------------------------------
Mattress Fabrics                     $      915(2)       942     (2.9)%
Upholstery Fabrics                        2,408(2)     2,497     (3.6)%
                                     -----------  ----------  ----------
Total Depreciation                   $     3,323       3,439     (3.4)%
                                     ===========  ==========  ==========


(1) The $1.1 million represents restructuring related charges for inventory markdowns and accelerated depreciation. The $2.4 million represents the $1.1 million restructuring related charges plus $1.3 million in restructuring charges for fixed asset write-downs and accrued termination benefits. All of these charges relate to the upholstery fabrics segment.

(2) Excludes accelerated depreciation of approximately $215,000 associated with plant and equipment scheduled to be disposed of over the next six months.

                                   CULP, INC.
       SALES, GROSS PROFIT AND OPERATING INCOME (LOSS) BY SEGMENT/DIVISION
         FOR THE SIX MONTHS ENDED OCTOBER 31, 2004 AND NOVEMBER 2, 2003


                             (Amounts in thousands)

                                                     SIX MONTHS ENDED (UNAUDITED)
                                     --------------------------------------------------------------
                                            Amounts                       Percent of Total Sales
                                     -----------------------             --------------------------
                                     October 31,  November 2,  % Over    October 31,   November 2,
Net Sales by Segment                    2004        2003       (Under)     2004          2003
----------------------------------   -----------  ----------  ---------- ------------  ------------
Mattress Fabrics
     Culp Home Fashions              $    52,839      54,008     (2.2)%        36.9 %        34.5 %
                                     -----------  ----------  ---------- ------------  ------------
Upholstery Fabrics
    Culp Decorative Fabrics               51,197      62,076    (17.5)%        35.7 %        39.7 %
    Culp Velvets/Prints                   39,219      40,323     (2.7)%        27.4 %        25.8 %
                                     -----------  ----------  ---------- ------------  ------------
                                          90,416     102,399    (11.7)%        63.1 %        65.5 %
                                     -----------  ----------  ---------- ------------  ------------
     Net Sales                       $   143,255     156,407     (8.4)%       100.0 %       100.0 %
                                     ===========  ==========  ========== ============  ============

Gross Profit by Segment                                                      Gross Profit Margin
----------------------------------                                       --------------------------
Mattress Fabrics                     $     9,255      12,401    (25.4)%        17.5 %        23.0 %
Upholstery Fabrics                        10,186      15,815    (35.6)%        11.3 %        15.4 %
Restructuring related charges (1)         (1,199)          0    100.0 %        (1.3)%         0.0 %
                                     -----------  ----------  ---------- ------------  ------------

     Gross Profit                    $    18,242      28,216    (35.3)%        12.7 %        18.0 %
                                     ===========  ==========  ========== ============  ============

Operating Income (loss)  by Segment                                  Operating Income (Loss)  Margin
----------------------------------                                   -------------------------------
Mattress Fabrics                     $     5,575       8,391    (33.6)%        10.6 %        15.5 %
Upholstery Fabrics                        (2,403)      1,733   (238.7)%        (2.7)%         1.7 %
Unallocated corporate expenses            (1,849)     (2,720)   (32.0)%        (1.3)%        (1.7)%
Goodwill impairment                       (5,126)          0   (100.0)%        (3.6)%         0.0 %
Restructuring and related charges and
  credits(1)                              (2,353)          0   (100.0)%        (2.6)%         0.0 %
                                     -----------  ----------  ---------- ------------  ------------
     Operating income (loss)         $    (6,156)      7,404   (183.1)%        (4.3)%         4.7 %
                                     ===========  ==========  ========== ============  ============

Depreciation by Segment
----------------------------------
Mattress Fabrics                     $     1,844(2)    1,886     (2.2)%
Upholstery Fabrics                         4,841(2)    4,997     (3.1)%
                                     -----------  ----------  ----------
Total Depreciation                   $     6,685       6,883     (2.9)%
                                     ===========  ==========  ==========


(1) The $1.2 million represents restructuring related charges for inventory markdowns and accelerated depreciation. The $2.4 million represents the $1.2 million restructuring related charges plus $1.2 million in restructuring charges for fixed asset write-downs and accrued termination benefits. All of these charges relate to the upholstery fabrics segment.

(2) Excludes accelerated depreciation of approximately $215,000 associated with plant and equipment scheduled to be disposed of over the next six months.

Three and Six Months ended October 31, 2004 compared with Three and Six Months ended November 2, 2003

             The financial results for the second quarter reflect weak demand for upholstery fabrics and industry wide pricing pressure impacting the mattress fabrics segment. While the company anticipated the normal seasonal pick-up in demand for upholstery fabric that occurs in the fall, sales in the upholstery segment were approximately 13% lower than the same period last year. Overall, the retail furniture business has not demonstrated signs of a meaningful recovery from the summer slowdown. For the second quarter of fiscal 2005, consolidated net sales decreased 8.9% to $75.4 million; and the company reported a net loss of $4.2 million, or $0.36 per share diluted, compared with net income of $3.1 million, or $0.27 per diluted share, for the second quarter of fiscal 2004. The financial results for this quarter reflect a total of $2.4 million in restructuring and related charges, or $1.5 million net of tax ($0.13 per share) and $5.1 million in goodwill impairment, or $3.2 million net of tax ($0.28 per share). For the first six months of fiscal 2005, net sales decreased 8.4% to $143.3 million; and the company reported a net loss of $5.2 million, or $0.45 per share diluted, compared with net income of $2.7 million or $0.23 per share diluted, for the same period last year. The financial results for the first six months of fiscal 2005 included $2.4 million in restructuring and related charges, or $1.5 million net of tax ($0.12 per share) and $5.1 million in goodwill impairment, or $3.2 million net of tax ($0.28 per share). The year-to-date results for fiscal 2005 included 26 weeks versus 27 weeks for the same period of fiscal 2004.

Goodwill Impairment and Restructuring and Related Charges

              The financial results for the second quarter include a total of $7.5 million in restructuring and related charges and goodwill impairment. The charges are made up of the following: (1) $5.1 million of goodwill impairment, which is the result of an evaluation of all of the remaining goodwill associated with the upholstery fabrics segment (see note 13 in the Notes to the Consolidated Financial Statements); (2) $1.3 million in restructuring expenses related to the Culp Decorative Fabrics ("CDF") and Culp Velvets/Prints ("CVP") divisions, which includes approximately $1.0 million in personnel costs and approximately $300,000 in write-downs of equipment; and (3) $1.1 million of restructuring related costs for the CDF division, which include inventory mark-downs and accelerated depreciation associated with plant and equipment scheduled to be disposed of, either by sale or by abandonment, over the next six months. As reflected in the consolidated financial statements, restructuring and related expenses were recorded as $1.3 million in the line item "restructuring expense" and $1.1 million in "cost of sales." The goodwill impairment charge and restructuring and related expenses have reduced net income per share by $0.41 for the second quarter of fiscal 2005. The goodwill impairment was accounted for in accordance with SFAS 142, Goodwill and Other Intangible Assets. The write-down of equipment and accelerated depreciation was accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Personnel costs were accounted for in accordance with SFAS No. 112, Accounting for Employers' Accounting for Postemployment Benefits.

The restructuring and related charges for the upholstery fabrics segment reflect the restructuring initiative announced in October 2004. The restructuring plan is designed to reduce costs, increase asset utilization and improve profitability within the upholstery fabrics segment. The company has made substantial progress over the past several years with previous restructuring initiatives. However, with continued pressure on demand in this segment, management has decided to move forward with plans to further adjust the company's cost structure and bring U.S. manufacturing capacity in line with current and expected demand. The restructuring plan principally involves consolidation of the company's decorative fabrics weaving operations by closing Culp's facility in Pageland, South Carolina, and consolidating those operations into the Graham, North Carolina facility. Additionally, the company will be consolidating its yarn operations by integrating the production of the Cherryville, North Carolina plant into the company's Shelby, North Carolina facility. Another important element of the restructuring plan will be a substantial reduction in certain raw material and finished goods stock keeping units, or SKUs, to reduce manufacturing complexities and lower costs, with the ongoing objective of identifying and eliminating products that are not generating acceptable volumes or margins. Finally, the company is making significant reductions in selling, general and administrative expenses. Overall, these restructuring actions will reduce the number of associates by approximately 250 people, representing approximately 14 percent of those in Culp's upholstery fabrics segment. The implementation of these restructuring initiatives has already begun and is expected to be completed by May 1, 2005, the end of the current fiscal year. The company expects the restructuring actions to result in total pre-tax charges of approximately $20 million ($13 million on an after-tax basis). Approximately $15 million of the pre-tax amount is expected to be non-cash items, including $5.1 million for goodwill impairment. As described above, of the total charges expected, $7.5 million ($4.7 million, net of taxes, or $0.41 per diluted share) was incurred in the second fiscal quarter. The remaining charges are expected to be recorded in the third and fourth quarters of fiscal 2005, as incurred.

As a result of these plant consolidations and other cost-reduction initiatives, the company expects to realize annual savings of approximately $9.5 million, of which approximately $4.0 million will be in fixed manufacturing costs, an estimated $2.0 million in variable manufacturing costs, and approximately $3.5 million in selling, general and administrative costs. Once these initiatives are completed, the company will have seven manufacturing facilities operating in the upholstery fabrics segment, including one facility in China. Management believes this configuration will allow the company to utilize its domestic operations more efficiently, especially for promotional, commercial fabric and make-to-order business. At the same time, the company intends to continue aggressively pursuing its strategy to source upholstery fabrics that are not manufactured in the U.S. As described in more detail below, sales of upholstery fabrics produced outside of the company's U.S. manufacturing plants are accounting for an increasing percentage of the company's overall upholstery fabric sales.

Mattress Fabrics Segment

        Net Sales -- Mattress fabric (known as mattress ticking) sales of $26.9 million for the second quarter of fiscal 2005 were up slightly from the same period a year ago. Year-to-date sales of $52.8 million reflect a 2.2% decrease from the year earlier period. As previously addressed, the year-to-date results reflect a 26 week period versus a 27 week period last year. Mattress ticking yards sold during the second quarter of fiscal 2005 were 11.3 million compared with 10.9 million yards in the second quarter of last year, an increase of 3.7%. A slightly lower year-over-year percentage increase occurred in the first quarter of this fiscal year. This increase in yards sold is noteworthy because it occurred as the bedding industry nears the completion of the transition to selling predominantly one-sided mattresses, which utilize about one-third less mattress ticking. The average selling price for mattress fabrics was $2.35 per yard for the second quarter, compared to $2.43 per yard in the same quarter last year, a decrease of 3.3%. For the first six months of fiscal 2005, the average selling price for mattress fabrics was $2.37 per yard compared to $2.50 per yard in the same period last year, a decrease of 5.2%. Mattress manufacturers are currently incurring higher costs for other mattress components, such as steel, as well as costs associated with flame retardant requirements. As a result of these increased costs, mattress manufacturers are placing additional pressure on mattress ticking prices, and in some instances manufacturers are moving to lower priced ticking.

               Operating income -- For the second quarter of fiscal 2005, the mattress fabrics segment reported operating income of $2.7 million, or 10.0% of sales, compared with $4.2 million, or 15.9% of sales, for the prior year period. For the first six months of fiscal 2005, operating income was $5.6 million, or 10.6% of sales, compared with $8.4 million, or 15.5% of sales, for the same period last year. Thus far in fiscal 2005, operating income has been primarily impacted by industry wide pricing pressure, as discussed above, and inventory markdowns related to certain customer programs. Additionally, operating income was impacted by increased raw material costs due primarily to the increased cost of petroleum based products.

                 Capital Project -- In order to reduce manufacturing costs, the company will be consolidating its mattress fabric manufacturing into two plants located in Quebec, Canada, and Stokesdale, North Carolina. This project will involve relocation of ticking looms from an upholstery fabric plant and the purchase of new looms that are faster and more efficient than the equipment they will replace. The capital expenditure amount budgeted for this project is approximately $7.0 million over the current and next fiscal year. This project is underway and is expected to be completed by August 2005. Management believes these changes in the company's manufacturing operations will significantly enhance the company's cost structure in this segment. The company anticipates approximately $4.5 million in annualized savings to be achieved as a result of this capital project.

Upholstery Fabrics Segment

        Net Sales -- Upholstery fabric sales for the second quarter of fiscal 2005 decreased 13.3% to $48.5 million when compared to the second quarter of fiscal 2004. For the first six months of fiscal 2005, upholstery fabric sales decreased 11.7% to $90.4 million compared to the same period last year. The lower sales for both the quarter and year-to-date primarily reflect soft demand by furniture retailers, as well as current consumer preference for leather furniture and increased competition from imported fabrics, including cut and sewn kits, primarily from Asia. U.S. import quotas for upholstery fabric are expected to end as of January 1, 2005, which will allow additional imports of such products into the U.S. at lower costs. The magnitude of this development's impact on the company is difficult to predict, but the end of these quotas is another factor that is expected to put continuing pressure on demand for upholstery fabrics produced in domestic plants.

With the company's offshore sourcing efforts, including the China platform, the company is experiencing higher sales of upholstery fabric products produced outside of the company's U.S. manufacturing plants for fiscal 2005. For the second quarter of fiscal 2005, these sales increased 143% over the prior year period and accounted for approximately $7.0 million or 14.4% of upholstery fabric sales for the quarter. Offshore sourced fabrics of $2.9 million accounted for approximately 5.1% of upholstery fabric sales for the same period last year.

Upholstery  fabric yards sold during the second quarter were 10.7 million versus
13.1 million in the second quarter of fiscal 2004, a decline of 18.3%. The average selling price for this segment was $4.23 per yard for the second quarter compared with $4.13 per yard in the same quarter of last year, an increase of 2.4%, due to higher average selling prices in both the CDF and CVP divisions. For the first six months of fiscal 2005, the average selling price for upholstery fabrics was $4.24 per yard compared to $4.14 per yard in the same period last year, an increase of 2.4%.

        Operating income (loss) -- Operating income for the second quarter of fiscal 2005 was $216,000, or 0.4% of sales, compared with operating income of $3.5 million, or 6.2% of sales, for the same period last year. For the first six months of fiscal 2005, this segment has experienced an operating loss of $2.4 million compared with operating income of $1.7 million for the same period last year. This significant decrease in segment income as compared to last year was primarily due to further underutilization of the company's U.S. manufacturing capacity. Additionally, the upholstery fabrics segment has been experiencing higher raw material costs due mainly to the increase in cost of petroleum based products. As discussed earlier, the company is currently implementing an aggressive restructuring plan to address the significant decline in operating profit. Management will continue to closely monitor trends in demand for upholstery fabrics produced by its domestic mills. If sales in the upholstery fabrics segment of U.S.-produced goods continue to decline and the segment is not able to produce acceptable levels of operating profit, the company remains prepared to take additional actions to adjust its cost structure and capacity to match demand from its customers.

Other Corporate Expenses

                Selling, General and Administrative Expenses -- SG&A expenses of $8.8 million for the second quarter of fiscal 2005 decreased approximately $1.5 million, or 14.2%, from the prior year amount. As a percent of net sales, SG&A expenses decreased to 11.7% from 12.4% the previous year, due mostly to lower incentive compensation expense and lower professional fees. Year-to-date results also reflect lower spending, as SG&A expenses have decreased by 12.9% to $18.1 million compared to the same period last year for primarily the same reasons as in the second quarter.

The unallocated corporate expense category includes certain items that have not been allocated to the company's segments. The major components of unallocated corporate expenses include compensation and benefits for certain executive officers and all costs related to being a public company. For the second quarter of fiscal 2005, unallocated corporate expenses totaled $1.0 million compared with $1.3 million for the same period last year, reflecting a decrease in incentive compensation expense and professional fees.

        Interest Expense (Income) - Interest expense for the second quarter declined to $937,000 from $1.5 million the previous year due to lower borrowings outstanding. Interest income decreased to $29,000 from $121,000 the previous year due to lower invested balances in fiscal 2005. The year-to-date interest expense and interest income are significantly lower than last year for the same reasons.

        Income Taxes -- The effective tax rate (taxes as a percentage of pretax income (loss)) for the first six months of fiscal 2005 was 37.3% compared with 37.0% for the first six months of fiscal 2004.

Liquidity and Capital Resources

              Liquidity --The company's sources of liquidity include cash and cash equivalents, cash flow from operations and amounts available under its revolving credit line. These sources have been adequate for day-to-day operations and capital expenditures. The company expects these sources of liquidity to continue to be adequate for the foreseeable future. Cash and cash equivalents as of October 31, 2004 increased to $16.5 million from $14.6 million at the end of fiscal 2004, primarily reflecting cash flow from operations of $8.6 million and capital expenditures and payments on vendor financed capital expenditures of $ 6.9 million.

             Working Capital -- Accounts receivable as of October 31, 2004 decreased 15.2% from the year-earlier level. Days sales outstanding totaled 32 days at October 31, 2004 compared with 34 days a year ago. Inventories at the close of the second quarter decreased 9.9% from a year ago. Inventory turns for the second quarter were 5.2 versus 5.1 for the year-earlier period. Operating working capital (comprised of accounts receivable and inventories, less trade accounts payable) was $59.9 million at October 31, 2004, down from $ 61.3 million a year ago.

               Financing Arrangements -- The company's long-term debt of $51.2 million is unsecured and is comprised of $50.0 million in outstanding senior notes, with a fixed interest rate of 7.76%, and a $1.2 million, non-interest bearing term loan with the Canadian government. The Canadian government loan is repaid in annual installments of approximately $600,000 per year. The company's current bank agreement expires in August 2005. The first scheduled principal payment on the $50.0 million senior notes is due March 2006 in the amount of $7.5 million. The company was in compliance with all financial covenants in its loan agreements as of October 31, 2004.

In December 2004, the company amended its bank agreement with its lender to provide for, among other things, a reduced revolving loan commitment of $10.0 million from an existing commitment of $15.0 million, including letters of credit up to $2.5 million (See Part II - Other Information Item 5 for additional details). As of October 31, 2004, there were $399,000 in outstanding letters of credit in support of inventory purchases and no borrowings outstanding under the agreement.

        Capital Expenditures -- Capital spending for the first six months of fiscal 2005 was $5.5 million, including approximately $4.3 million for the purchase of a building that will serve as the company's new corporate offices and as new space for the company's showrooms. The company expects the annual operating costs of the new building to be significantly lower than the lease and related costs associated with the current facilities. Depreciation for the second quarter was $3.5 million, of which approximately $215,000 was related to accelerated depreciation associated with plant and equipment scheduled to be disposed of over the next six months. The company increased the capital budget by $6.1 million to $15.6 million, of which $4.9 million relates to the mattress ticking capital project.

        Cash Flow from Operations -- Cash flow from operations was $8.6 million for the first six months of fiscal 2005, compared with $11.5 million for the same period last year. This decrease was due primarily to lower profitability.

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

Critical Accounting Policies and Recent Accounting Developments

           The company considered the disclosure requirements of Financial Reporting Release No. 60 regarding critical accounting policies and Financial Reporting Release No. 61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that there were no material changes during the first six months of fiscal 2005 that would warrant further disclosure beyond those matters previously disclosed in the company's Annual Report on Form 10-K for the year ended May 2, 2004.

Inflation

The cost of many of the company's raw materials and supplies, principally products from petroleum derivatives, and energy costs, have increased during the company's current fiscal year and, as a result, have impacted margins this fiscal year. Other operating expenses are remaining generally stable. Factors that reasonably can be expected to influence margins in the future include changes in raw material prices, trends in other operating costs and overall competitive conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin under the company's revolving credit agreement. As of October 31, 2004, there were no borrowings outstanding under the company's revolving credit agreement. Additionally, approximately 98% of the company's long-term debt is at a fixed rate. Thus, any reasonably foreseeable change in interest rates would have no material effect on the company's interest expense.

The company's exposure to fluctuations in foreign currency exchange rates is due primarily to a foreign subsidiary domiciled in Canada and firmly committed and anticipated purchases of certain machinery, equipment and raw materials in foreign currencies. The company's Canadian subsidiary uses the United States dollar as its functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with the Canadian subsidiary. However, the company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firmly committed and anticipated purchases of certain machinery, equipment and raw materials. The amount of Canadian-denominated sales and manufacturing costs is not material to the company's consolidated results of operations; therefore, a 10% change in the exchange rate at October 31, 2004 would not have a significant impact on the company's results of operations or financial position. Additionally, as the company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Due to the start up of operations in China, the company does have exposure to fluctuations in currency rates if China allows its currency to float, since it has been essentially fixed in relation to the U.S. dollar. Currently, the risk cannot be hedged. The amount of sales and manufacturing costs denominated in Chinese currency is not material to the company's consolidated results of operations; therefore, a 10% change in the exchange rate at October 31, 2004 would not have a significant impact on the company's results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

           The company conducted a review and evaluation of its disclosure controls and procedures, under the supervision and with the participation of the company's principal executive officer and principal financial officer as of October 31, 2004, and the principal executive officer and principal financial officer have concluded that the company's disclosure controls and procedures are adequate and effective. In addition, no change in the company's internal control over financial reporting has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II - OTHER INFORMATION
-----------------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held in High Point, North Carolina on September 21, 2004. Of the 11,547,759 shares of common stock outstanding on the record date of July 23, 2004, 10,434,151 shares were present in person or by proxy.

At the Annual Meeting, shareholders voted on:

o        the election of five directors:  Jean L.P. Brunel, Howard L. Dunn, Jr.,
         H. Bruce English, Kenneth R. Larson and Kenneth W. McAllister

o ratification of the appointment of KPMG LLP as the independent registered public accounting firm of the company for the current fiscal year,

A.       PROPOSAL FOR ELECTION OF DIRECTORS:

         JEAN L.P. BRUNEL                                              HOWARD L. DUNN, JR
         ----------------                                              ------------------
         For                  10,267,292                               For                    10,187,267
         Abstain                 166,859                               Abstain                   246,884

         H. BRUCE ENGLISH                                              KENNETH R. LARSON
         ----------------                                              -----------------
         For                  10,218,067                               For                    10,265,262
         Abstain                 216,084                               Abstain                   168,889

         KENNETH W. MCALLISTER
         ---------------------
         For                  10,218,063
         Abstain                 216,088

B.       PROPOSAL  TO  RATIFY  THE  ELECTION  OF  KPMG  LLP AS  THE  INDEPENDENT
         REGISTERED PUBLIC ACCOUNTING FIRM OF THE COMPANY FOR FISCAL YEAR 2005:

         For                  10,329,311
         Against                 104,327
         Abstain                     513

ITEM 5. OTHER INFORMATION

As of December 7, 2004, the company entered into a Fourth Amendment to Amended and Restated Credit Agreement, which amends the credit agreement between the company and its bank lender, Wachovia Bank, National Association. The credit agreement, and two previous amendments to the agreement, were filed as Exhibits 10(o), 10(p) and 10(q) to the company's Annual Report on Form 10-K for the year ended May 2, 2004. The Third Amendment to Amended and Restated Credit Agreement ("Third Amendment") was filed as Exhibit 10 to a Current Report on Form 8-K dated August 31, 2004. The company and its bank lender entered into the Fourth Amendment to Amended and Restated Credit Agreement ("Fourth Amendment") on December 7, 2004. The principal terms of the Fourth Amendment are to increase the capital expenditure limitation for the company's current fiscal year to $16 million, to eliminate the Funded Debt/EBITDA covenant, to decrease the line of credit from $15 million to $10 million and to add a liquidity covenant requiring the company to maintain at least $4 million in cash deposits with its bank lender. The Fourth Amendment is filed as Exhibit 10(b) hereto.

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

10(a) Third Amendment to Amended and Restated Credit Agreement dated as of August 23, 2004 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, filed as Exhibit 10 to Current Report on Form 8-K dated August 26, 2004, and incorporated herein by reference.

10(b) Fourth Amendment to Amended and Restated Credit Agreement dated as as of December 7, 2004 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank.

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

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(B)      REPORTS ON FORM 8-K:

The following reports on Form 8-K were furnished during the period covered by this report:

         Form 8-K dated August 26, 2004, included under Item 2.02, Results of Operations and Financial Condition, the company's press release announcing its financial results for the first quarter ended August 1, 2004.

         Form 8-K dated August 31, 2004, included under Item 1.01, Entry into a Material Definitive Agreement, the company's press release disclosing that the company entered into an agreement to amend and extend for one year the term of its loan agreement with Wachovia Bank, National Association.

         Form 8-K dated September 21, 2004, included under Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers; and Item 9.01, Financial Statements and Exhibits, the company's press release announcing the results of its annual meeting of shareholders.

         Form 8-K dated October 27, 2004, included under Item 7.01, Regulation FD Disclosure; and Item 9.01, Financial Statements and Exhibits, the company's press release announcing its revised earnings expectations for its second fiscal quarter ended October 31, 2004, and announcing a restructuring plan to be effected over the reminder of its current fiscal year, including the anticipated financial impact of this restructuring plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CULP, INC.
                             (REGISTRANT)

Date:    December 9, 2004      By:  /s/   FRANKLIN N. SAXON
                                          -----------------
                                          Franklin N. Saxon
                                          President and Chief Operating Officer
                                          (Authorized to sign on behalf
                                          of the registrant and also signing as
                                          principal financial officer)

                               By:  /s/   KENNETH R. BOWLING
                                          ------------------
                                          Kenneth R. Bowling
                                          Vice President-Finance, Treasurer
                                          (Authorized to sign on behalf
                                          of the registrant and also signing as
                                          principal accounting officer)