Form 10-Q
period 2005-01-30
CULP INC
filed 2005-03-10
CIK 723603

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 30, 2005

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

            Common shares outstanding at January 30, 2005: 11,550,009
                                 Par Value: $.05

                               INDEX TO FORM 10-Q
                      For the period ended January 30, 2005

Part I - Financial Statements.                                                       Page
------------------------------                                                      -------

Item 1.     Unaudited Interim Consolidated Financial Statements:
----------------------------------------------------------------

Consolidated Statements of Income (Loss)--Three and Nine Months Ended January
30, 2005 and February 1, 2004                                                         I-1

Consolidated Balance Sheets--January 30, 2005, February 1, 2004 and May 2, 2004       I-2

Consolidated Statements of Cash Flows--Nine Months Ended January 30, 2005 and         I-3
 February 1, 2004

Consolidated Statements of Shareholders' Equity                                       I-4

Notes to Consolidated Financial Statements                                            I-5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                      I-18
            -------------------------------------------------

Item 3.     Quantitative and Qualitative Disclosures About                           I-27
            Market Risk
            ----------------------------------------------

Item 4.     Controls and Procedures                                                  I-28
            -----------------------

Part II - Other Information
------------------------------------
Item 6.     Exhibits                                                                 II-1

Signature                                                                            II-2



Item 1: Financial Statements
                                                            CULP, INC.
                                             CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                         FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 30, 2005 AND FEBRUARY 1, 2004
                                                             UNAUDITED
                                         (Amounts in Thousands, Except for Per Share Data)

                                                                      THREE MONTHS ENDED
                                                 ------------------------------------------------------------

                                                         Amounts                         Percent of Sales
                                                 -----------------------             -------------------------
                                                 January 30, February 1,   % Over    January 30,  February 1,
                                                    2005        2004       (Under)      2005         2004
                                                 ----------- ----------- ----------- ------------ ------------

Net sales                                       $    69,060      76,561       (9.8)%      100.0 %      100.0 %
Cost of sales                                        66,493      62,093        7.1 %       96.3 %       81.1 %
                                                 ----------- ----------- ----------- ------------ ------------
         Gross profit                                 2,567      14,468      (82.3)%        3.7 %       18.9 %

Selling, general and
  administrative expenses                             8,191      10,282      (20.3)%       11.9 %       13.4 %
Restructuring expense                                 1,135           0      100.0 %        1.6 %        0.0 %
                                                 ----------- ----------- ----------- ------------ ------------
         Income (loss) from operations               (6,759)      4,186     (261.5)%       (9.8)%        5.5 %

Interest expense                                        912       1,534      (40.5)%        1.3 %        2.0 %
Interest income                                         (42)       (113)     (62.8)%       (0.1)%       (0.1)%
Early extinguishment of debt                              0       1,672     (100.0)%        0.0 %        2.2 %
Other expense                                            49         229      (78.6)%        0.1 %        0.3 %
                                                 ----------- ----------- ----------- ------------ ------------
         Income (loss) before income taxes           (7,678)        864     (988.7)%      (11.1)%        1.1 %

Income taxes *                                       (2,801)        112   (2,600.9)%       36.5 %       13.0 %
                                                 ----------- ----------- ----------  ------------ ------------
         Net income (loss)                      $    (4,877)        752     (748.5)%       (7.1)%        1.0 %
                                                 =========== =========== =========== ------------ ------------

Net income (loss) per share, basic              $     (0.42)       0.07     (700.0)%
Net income (loss) per share, diluted            $     (0.42)       0.06     (800.0)%
Average shares outstanding, basic                    11,550      11,529        0.2 %
Average shares outstanding, diluted                  11,550      11,859       (2.6)%


                                                                      NINE MONTHS ENDED
                                                 ------------------------------------------------------------

                                                         Amounts                         Percent of Sales
                                                 -----------------------             -------------------------
                                                 January 30, February 1,   % Over    January 30,  February 1,
                                                    2005        2004       (Under)      2005         2004
                                                 ----------- ----------- ----------- ------------ ------------

Net sales                                       $   212,315     232,968       (8.9)%      100.0 %      100.0 %
Cost of sales                                       191,506     190,283        0.6 %       90.2 %       81.7 %
                                                 ----------- ----------- ----------- ------------ ------------
         Gross profit                                20,809      42,685      (51.2)%        9.8 %       18.3 %

Selling, general and
  administrative expenses                            26,309      31,089      (15.4)%       12.4 %       13.3 %
Goodwill impairment                                   5,126           0      100.0 %        2.4 %        0.0 %
Restructuring expense                                 2,289           0      100.0 %        1.1 %        0.0 %
                                                 ----------- ----------- ----------- ------------ ------------
         Income (loss) from operations              (12,915)     11,596     (211.4)%       (6.1)%        5.0 %

Interest expense                                      2,789       4,540      (38.6)%        1.3 %        1.9 %
Interest income                                         (98)       (356)     (72.5)%       (0.0)%       (0.2)%
Early extinguishment of debt                              0       1,672     (100.0)%        0.0 %        0.7 %
Other expense                                           436         536      (18.7)%        0.2 %        0.2 %
                                                 ----------- ----------- ----------- ------------ ------------
         Income (loss) before income taxes          (16,042)      5,204     (408.3)%       (7.6)%        2.2 %

Income taxes *                                       (5,920)      1,717     (444.8)%       36.9 %       33.0 %
                                                 ----------- ----------- ----------  ------------ ------------
         Net income (loss)                      $   (10,122)      3,487     (390.3)%       (4.8)%        1.5 %
                                                 =========== =========== =========== ------------ ------------


Net income (loss) per share, basic              $     (0.88)       0.30     (393.3)%
Net income (loss) per share, diluted            $     (0.88)       0.30     (393.3)%
Average shares outstanding, basic                    11,549      11,522        0.2 %
Average shares outstanding, diluted                  11,549      11,764       (1.8)%

*Percent of sales column for income taxes is calculated as a % of income (loss) before income taxes.

See accompanying notes to consolidated financial statements.


                                            CULP, INC.
                                   CONSOLIDATED BALANCE SHEETS
                        JANUARY 30, 2005, FEBRUARY 1, 2004 AND MAY 2, 2004
                                            UNAUDITED
                                      (Amounts in Thousands)

                                                       Amounts             Increase
                                               ------------------------   (Decrease)
                                               January 30, February 1, -----------------  * May 2,
                                                  2005        2004     Dollars  Percent    2004
                                               ----------- ----------- -------- -------- ---------

Current assets:
 Cash and cash equivalents                    $    13,020       8,932    4,088    45.8 %   14,568
 Accounts receivable                               26,681      28,282   (1,601)   (5.7)%   30,719
 Inventories                                       46,649      52,000   (5,351)  (10.3)%   49,045
 Deferred income taxes                              4,910      12,303   (7,393)  (60.1)%    9,256
 Other current assets                               1,088       2,610   (1,522)  (58.3)%    1,634
                                               ----------- ----------- -------- -------- ---------
             Total current assets                  92,348     104,127  (11,779)  (11.3)%  105,222

Property, plant & equipment, net                   71,024      78,909   (7,885)  (10.0)%   77,770
Goodwill                                            4,114       9,240   (5,126)  (55.5)%    9,240
Deferred income taxes                               7,115           0    7,115   100.0 %        0
Other assets                                        1,330       1,577     (247)  (15.7)%    1,496
                                               ----------- ----------- -------- -------- ---------

             Total assets                     $   175,931     193,853  (17,922)   (9.2)%  193,728
                                               =========== =========== ======== ======== =========



Current liabilities:
 Current maturities of long-term debt         $       584         544       40     7.4 %      528
 Accounts payable                                  15,580      17,790   (2,210)  (12.4)%   15,323
 Accrued expenses                                   9,568      12,901   (3,333)  (25.8)%   13,028
 Accrued restructuring costs                        5,093       6,353   (1,260)  (19.8)%    4,968
 Income taxes payable                               1,690       2,428     (738)  (30.4)%    1,850
                                               ----------- ----------- -------- -------- ---------
             Total current liabilities             32,515      40,016   (7,501)  (18.7)%   35,697

Long-term debt, less current maturities            49,975      50,519     (544)   (1.1)%   50,502

Deferred income taxes                                   0       3,851   (3,851) (100.0)%    4,138
                                               ----------- ----------- -------- -------- ---------
             Total liabilities                     82,490      94,386  (11,896)  (12.6)%   90,337

Shareholders' equity                               93,441      99,467   (6,026)   (6.1)%  103,391
                                               ----------- ----------- -------- -------- ---------

             Total liabilities and
             shareholders' equity             $   175,931     193,853  (17,922)   (9.2)%  193,728
                                               =========== =========== ======== ======== =========

Shares outstanding                                 11,550      11,529       21     0.2 %   11,547
                                               =========== =========== ======== ======== =========


*  Derived from audited financial statements.

See accompanying notes to consolidated financial statements.




                                          CULP, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JANUARY 30, 2005 AND FEBRUARY 1, 2004
                                           UNAUDITED
                                    (Amounts in Thousands)


                                                                           NINE MONTHS ENDED
                                                                        -----------------------

                                                                                Amounts
                                                                        -----------------------
                                                                        January 30, February 1,
                                                                           2005        2004
                                                                        ----------- -----------

Cash flows from operating activities:
   Net income (loss)                                                   $   (10,122)      3,487
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation                                                       14,505      10,294
         Amortization of other assets                                          100         136
         Stock-based compensation                                              157         157
         Goodwill impairment                                                 5,126           0
         Deferred income taxes                                              (6,907)          0
         Restructuring expense                                               2,289           0
         Changes in assets and liabilities:
            Accounts receivable                                              4,038       3,977
            Inventories                                                      2,396      (2,448)
            Other current assets                                               546         594
            Other assets                                                       120         522
            Accounts payable                                                 1,659         544
            Accrued expenses                                                (3,460)     (1,170)
            Accrued restructuring                                           (1,733)     (1,390)
            Income taxes payable                                              (160)      2,079
                                                                        ----------- -----------
               Net cash provided by operating activities                     8,554      16,782
                                                                        ----------- -----------

Cash flows from investing activities:
   Capital expenditures                                                     (8,216)     (4,097)
   Purchases of short-term investments                                           0      10,043
                                                                        ----------- -----------
               Net cash (used in) provided by investing activities          (8,216)      5,946
                                                                        ----------- -----------

Cash flows from financing activities:
   Payments on vendor-financed capital expenditures                         (1,430)     (2,772)
   Payments on long-term debt                                                 (471)    (25,437)
   Proceeds from common stock issued                                            15          58
                                                                        ----------- -----------
               Net cash used in financing activities                        (1,886)    (28,151)
                                                                        ----------- -----------

Decrease in cash and cash equivalents                                       (1,548)     (5,423)

Cash and cash equivalents at beginning of period                            14,568      14,355
                                                                        ----------- -----------

Cash and cash equivalents at end of period                             $    13,020       8,932
                                                                        =========== ===========

See accompanying notes to consolidated financial statements.



                                                   CULP, INC.
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                   UNAUDITED

                              (Dollars in thousands, except share data)


                                                                Capital
                                             Common Stock     Contributed                              Total
                                         --------------------  in Excess     Unearned   Retained  Shareholders'
                                           Shares     Amount  of Par Value Compensation Earnings      Equity
----------------------------------------------------------------------------------------------------------------
Balance,  April 27, 2003                 11,515,459  $   576       39,749         (559)  55,999         $95,765
----------------------------------------------------------------------------------------------------------------
    Net income                                                                            7,220           7,220
    Stock-based compensation                                                       210                      210
    Common stock issued in connection
       with stock option plans               31,175        2          194                                   196
----------------------------------------------------------------------------------------------------------------
Balance,  May 2, 2004                    11,546,634  $   578       39,943         (349)  63,219        $103,391
----------------------------------------------------------------------------------------------------------------
    Net loss                                                                            (10,122)        (10,122)
    Stock-based compensation                                                       157                      157
    Common stock issued in connection
       with stock option plans                3,375        0           15                                    15
----------------------------------------------------------------------------------------------------------------
Balance,  January 30, 2005               11,550,009  $   578       39,958         (192)  53,097         $93,441
================================================================================================================

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

      The company's nine months ended January 30, 2005 and February 1, 2004 represent 39 and 40 week periods, respectively.


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

       The following table illustrates the effect on net income (loss) and income (loss) per share if the company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, for the three months ended January 30, 2005 and February 1, 2004.


(dollars in thousands, except per share data)             January 30, 2005  February 1, 2004
--------------------------------------------------------------------------------------------
Net income (loss), as reported                            $        (4,877)  $           752

Add:  Total stock-based employee compensation expense
included in net income, net of tax                                     33                39

Deduct:  Total stock-based employee compensation expense
determined under fair value-based method for all awards,
net of tax                                                           (117)             (116)
--------------------------------------------------------------------------------------------
Pro forma net income (loss)                               $        (4,961)  $           675
--------------------------------------------------------------------------------------------
Income (loss) per share:
Basic - as reported                                       $         (0.42)  $          0.07
Basic - pro forma                                                   (0.43)             0.06
Diluted - as reported                                               (0.42)             0.06
Diluted - pro forma                                                 (0.43)             0.06
--------------------------------------------------------------------------------------------

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


The following table illustrates the effect on net income (loss) and income
(loss) per share if the company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, for the nine months ended January 30, 2005 and February 1, 2004.

(dollars in thousands, except per share data)             January 30, 2005  February 1, 2004
--------------------------------------------------------------------------------------------
Net income (loss), as reported                            $       (10,122)  $         3,487

Add:  Total stock-based employee compensation expense
included in net income, net of tax                                    100               105

Deduct:  Total stock-based employee compensation expense
determined under fair value-based method for all awards,
net of tax                                                           (394)             (356)
--------------------------------------------------------------------------------------------
Pro forma net income (loss)                               $       (10,416)  $         3,236
--------------------------------------------------------------------------------------------
Income (loss) per share:
Basic - as reported                                       $         (0.88)  $          0.30
Basic - pro forma                                                   (0.90)             0.28
Diluted - as reported                                               (0.88)             0.30
Diluted - pro forma                                                 (0.90)             0.28
--------------------------------------------------------------------------------------------
============================================================================================

3.  Accounts Receivable

       A summary of accounts receivable follows:

----------------------------------------------------------------------
(dollars in thousands)                   January 30, 2005 May 2, 2004
----------------------------------------------------------------------

Customers                                $        28,689  $    33,064
Allowance for doubtful accounts                     (963)      (1,442)
Reserve for returns and allowances                (1,045)        (903)
----------------------------------------------------------------------
                                         $        26,681  $    30,719
----------------------------------------------------------------------

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


       A summary of the activity in the allowance for doubtful accounts follows:

                                                       Nine months ended
--------------------------------------------------------------------------------
(dollars in thousands)                        January 30, 2005  February 1, 2004
--------------------------------------------------------------------------------

Beginning balance                             $        (1,442)  $        (1,558)
Provision (for) recovery of bad debt expense              434              (162)
Net write-offs                                             45                47
--------------------------------------------------------------------------------
Ending balance                                $          (963)  $        (1,673)
--------------------------------------------------------------------------------
================================================================================

4.  Inventories

       Inventories are carried at the lower of cost or market. Cost is determined using the FIFO (first-in, first-out) method.

       A summary of inventories follows:

--------------------------------------------------------------------------------
(dollars in thousands)                        January 30, 2005       May 2, 2004
--------------------------------------------------------------------------------

Raw materials                                 $        20,200   $        21,015
Work-in-process                                         2,868             2,489
Finished goods                                         23,581            25,541
--------------------------------------------------------------------------------
                                              $        46,649   $        49,045
--------------------------------------------------------------------------------
================================================================================


5.  Accounts Payable

       A summary of accounts payable follows:

--------------------------------------------------------------------------------
(dollars in thousands)                        January 30, 2005       May 2, 2004
--------------------------------------------------------------------------------
Accounts payable-trade                        $       15,096    $        13,438
Accounts payable-capital expenditures                    484              1,885
--------------------------------------------------------------------------------
                                              $       15,580    $        15,323
--------------------------------------------------------------------------------
================================================================================

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


6.  Accrued Expenses

        A summary of accrued expenses follows:

--------------------------------------------------------------------------------
(dollars in thousands)                        January 30, 2005       May 2, 2004
--------------------------------------------------------------------------------
Compensation, commissions and related benefits  $     5,832     $         8,040
Interest                                              1,417                 459
Accrued rebates                                         661               2,258
Other                                                 1,658               2,271
--------------------------------------------------------------------------------
                                                $     9,568     $        13,028
--------------------------------------------------------------------------------
================================================================================

7.  Long-Term Debt

       A summary of long-term debt follows:
--------------------------------------------------------------------------------
(dollars in thousands)                        January 30, 2005       May 2, 2004
--------------------------------------------------------------------------------
Unsecured term notes                            $    49,975     $        49,975
Canadian government loan                                584               1,055
--------------------------------------------------------------------------------
                                                     50,559              51,030
Less current maturities                                (584)               (528)
--------------------------------------------------------------------------------
                                                $    49,975     $        50,502
--------------------------------------------------------------------------------

      The Company's long-term debt of $50.6 million is unsecured and is comprised of $50.0 million in outstanding senior notes, with a fixed interest rate of 7.76% (payable semi-annually in March and September) and a $584,000, non-interest bearing term loan with the Canadian government. The unsecured senior notes are payable over an average remaining term of five years beginning March 2006 through March 2010. The final payment on the Canadian government loan is due during the company's third quarter of fiscal 2006.

      In December 2004, the company amended its agreement with its bank to provide for a reduced revolving loan commitment of $10.0 million from an existing commitment of $15.0 million, including letters of credit up to $2.5 million. Borrowings under the facility generally carry interest at the London Interbank Offered Rate plus an adjustable margin based upon the company's debt/EBITDA ratio, as defined by the agreement. As of January 30, 2005, there were $406,000 in outstanding letters of credit in support of inventory purchases and no borrowings outstanding under the agreement. The credit facility expires August 2005.

       On February 18, 2005, the company entered into an agreement with its bank to amend the Interest and Leases Coverage ratio such that at the end of each fiscal quarter beginning with the third fiscal quarter of fiscal year 2005, the Interest and Leases Coverage Ratio shall not be less than 1.25 to 1.0

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


       The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At January 30, 2005, the company was in compliance with these financial covenants.

       The principal payment requirements of long-term debt during the next five fiscal years are: 2005 - $0; 2006 - $8,119,000; 2007 - $7,535,000; 2008 -
$19,835,000; and 2009 - $7,535,000.

8. Cash Flow Information

       Payments for interest and income taxes follows:

                                       Nine months ended
----------------------------------------------------------------------
(dollars in thousands)         January 30, 2005  February 1, 2004
----------------------------------------------------------------------

Interest                       $         1,995   $         3,835
Income tax payments (refunds)            1,125              (362)
----------------------------------------------------------------------

       The non-cash portion of capital expenditures representing vendor financing totaled $29,000 and $331,000 for the nine months ended January 30, 2005 and February 1, 2004, respectively.
================================================================================


9. Restructuring and Asset Impairment Charges

       A summary of accrued restructuring follows:

---------------------------------------------------------------------
(dollars in thousands)               January 30, 2005  May 2, 2004
---------------------------------------------------------------------

Fiscal 2005 Upholstery Fabrics       $         1,088   $           0
Fiscal 2003 Culp Decorative Fabrics            3,987           4,834
Fiscal 2002 Wet Printed Flock                      0             100
Fiscal 2001 Culp Decorative Fabrics               18              34
---------------------------------------------------------------------
                                     $         5,093   $       4,968
---------------------------------------------------------------------

      Fiscal 2005 Upholstery Fabrics

       In October 2004, management approved a restructuring plan within the upholstery fabrics segment aimed at reducing costs, increasing asset utilization and improving profitability. Due to continued pressure on demand in this segment, management decided to further adjust the company's cost structure and bring U.S. manufacturing capacity in line with current and expected demand. The restructuring plan principally involves consolidation of the company's decorative fabrics weaving operations by closing Culp's facility in Pageland, South Carolina, and consolidating those operations into the Graham, North Carolina facility. Additionally, the company will be consolidating its yarn operations by integrating the production of the Cherryville, North Carolina plant into the company's Shelby, North Carolina facility. Another element of the restructuring plan is a substantial reduction in certain raw material and finished goods stock keeping units, or SKUs, to reduce manufacturing complexities and lower costs, with the ongoing objective of identifying and eliminating products that are not generating acceptable volumes or margins. Finally, the company is making reductions in selling, general and administrative

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


expenses. Overall, these restructuring actions will reduce the number of associates by approximately 250 people, representing approximately 14 percent of those in Culp's upholstery fabrics segment. The implementation of these restructuring initiatives began in the second quarter and is expected to be completed by May 1, 2005, the end of the current fiscal year. The company expects the restructuring actions to result in total pre-tax charges of approximately $19 million ($12 million on an after-tax basis). Approximately $14 million of the pre-tax amount is expected to be non-cash items, including $5.1 million for goodwill impairment (See note 13). Of the total charges expected, $13.2 million ($8.2 million, net of taxes, or $0.71 per diluted share) was incurred through the third quarter. The remaining charges are expected to be recorded in the fourth quarter of fiscal 2005, as incurred.

       The $13.2 million in charges incurred thus far in fiscal 2005 consist of the following: (1) $5.5 million of restructuring expenses related to accelerated depreciation associated with plant and equipment scheduled to be disposed of, either by sale or by abandonment, over the next three months and inventory mark-downs (2) $5.1 million of goodwill impairment, which represents all of the remaining goodwill associated with the upholstery fabrics segment; (3) $1.3 million in restructuring expenses related to employee termination costs, (4) $850,000 of restructuring expenses related to the dismantling, moving, and relocation of equipment to other company facilities, and (5) approximately $400,000 in write-down of equipment. As reflected in the consolidated financial statements, restructuring and related expenses were recorded as $2.3 million in the line item "restructuring expense" and $5.5 million in "cost of sales."

       The following summarizes the fiscal 2005 activity in the restructuring accrual:


                                          Employee                   Lease
                                       Termination         Termination and
  (dollars in thousands)                  Benefits        Other Exit Costs      Total
----------------------------------------------------------------------------------------
 Balance, October 31, 2004            $         1,305                    0        1,305
 Paid in fiscal 2005                             (217)                   0         (217)
----------------------------------------------------------------------------------------
 Balance, January 30, 2005            $         1,088                    0        1,088
----------------------------------------------------------------------------------------

       Fiscal 2003 Culp Decorative Fabrics Restructuring

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

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


       The following summarizes the fiscal 2005 activity in the restructuring accrual:

--------------------------------------------------------------------------------
                                Employee             Lease
                             Termination   Termination and
(dollars in thousands)          Benefits  Other Exit Costs   Total
--------------------------------------------------------------------------------
 Balance, May 2, 2004        $      500             4,334       4,834

 Adjustments in fiscal 2005        (114)             (165)       (279)

 Paid in fiscal 2005                (71)             (497)       (568)
--------------------------------------------------------------------------------
 Balance, January 30, 2005   $      315             3,672       3,987
--------------------------------------------------------------------------------


       Fiscal 2002 Wet Printed Flock Restructuring

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

       The following summarizes the fiscal 2005 activity in the CVP restructuring accrual:

----------------------------------------------------------------------
                                Employee             Lease
                             Termination   Termination and
(dollars in thousands)          Benefits  Other Exit Costs    Total
----------------------------------------------------------------------
 Balance, May 2, 2004        $        0               100         100

 Adjustments in fiscal 2005           0               (84)        (84)

 Paid in fiscal 2005                  0               (16)        (16)
----------------------------------------------------------------------
 Balance, January 30, 2005   $        0                 0           0
----------------------------------------------------------------------


       Fiscal 2001 Culp Decorative Fabrics Restructuring

       During the second quarter of fiscal 2005, the reserve was reduced $12,000 to reflect current estimates of future health care claims.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


       The following summarizes the fiscal 2005 activity in the CDF restructuring accrual:



----------------------------------------------------------------------
                                Employee             Lease
                             Termination   Termination and
(dollars in thousands)          Benefits  Other Exit Costs    Total
----------------------------------------------------------------------
 Balance, May 2, 2004        $       34                 0          34

 Adjustments in fiscal 2005         (12)                0         (12)

 Paid in fiscal 2005                 (4)                0          (4)
----------------------------------------------------------------------
 Balance, January 30, 2005   $       18                 0          18
----------------------------------------------------------------------
======================================================================

10. Comprehensive Income (Loss)

       Comprehensive income (loss) is the total of net income (loss) and other changes in equity, except those resulting from investments by shareholders and distributions to shareholders not reflected in net income (loss).

       A summary of total comprehensive income (loss) follows:


                                                                                            Three months ended
-----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                           January 30, 2005        February 1, 2004
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                $      (4,877)           $       752
Unrealized gain in fair value of short-term investments                                      0                     57
-----------------------------------------------------------------------------------------------------------------------------
Net comprehensive income (loss)                                                  $      (4,877)           $       809
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                    Nine months ended
-----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                           January 30, 2005        February 1, 2004
-----------------------------------------------------------------------------------------------------------------------------
Net Income (loss)                                                                $     (10,122)           $     3,487
Unrealized gain (loss) in fair value of short-term investments                               0                      0
-----------------------------------------------------------------------------------------------------------------------------
Net comprehensive income (loss)                                                  $      (10,122)          $     3,487
-----------------------------------------------------------------------------------------------------------------------------

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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


                                                              Three months ended
-----------------------------------------------------------------------------------------

(amounts in thousands)                               January 30, 2005    February 1, 2004
-----------------------------------------------------------------------------------------
Weighted average common shares outstanding, basic             11,550              11,529
Effect of dilutive stock options                                   0                 330
-----------------------------------------------------------------------------------------
Weighted average common shares outstanding, diluted           11,550              11,859

       Options to purchase 590,625 shares and 247,625 shares of common stock were not included in the computation of diluted income (loss) per share for the three months ended January 30, 2005 and February 1, 2004, respectively, because the exercise price of the options was greater than the average market price of the common shares.

       Options to purchase 119,008 shares of common stock were not included in the computation of diluted net loss per share for the three months ended January 30, 2005 because the company incurred a net loss for the period.

========================================================================================

                                                              Nine months ended
----------------------------------------------------------------------------------------

(amounts in thousands)                               January 30, 2005   February 1, 2004
----------------------------------------------------------------------------------------
Weighted average common shares outstanding, basic             11,549             11,522
Effect of dilutive stock options                                   0                242
----------------------------------------------------------------------------------------
Weighted average common shares outstanding, diluted           11,549             11,764

       Options to purchase 479,167 shares and 392,606 shares of common stock were not included in the computation of diluted income (loss) per share for the nine months ended January 30, 2005 and February 1, 2004, respectively, because the exercise price of the options was greater than the average market price of the common shares.

       Options to purchase 157,417 shares of common stock were not included in the computation of diluted net loss per share for the nine months ended January 30, 2005 because the company incurred a net loss for the period.
================================================================================

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

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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

       Financial information for the company's operating segments as follows:

                                                                                 Three months ended
-------------------------------------------------------------------------------------------------------------------

(dollars in thousands)                                             January 30, 2005            February 1, 2004
-------------------------------------------------------------------------------------------------------------------
Net sales:
     Mattress Fabrics                                                  $      25,576             $      25,114
     Upholstery Fabrics                                                       43,484                    51,447
-------------------------------------------------------------------------------------------------------------------
                                                                       $      69,060             $      76,561
-------------------------------------------------------------------------------------------------------------------

Gross profit:
     Mattress Fabrics                                                  $       3,478             $       5,093
     Upholstery Fabrics                                                        3,391                     9,375
-------------------------------------------------------------------------------------------------------------------
     Total segment gross profit                                                6,869                    14,468
     Restructuring related charges                                            (4,302) (1)                    0
-------------------------------------------------------------------------------------------------------------------
                                                                       $       2,567             $      14,468
-------------------------------------------------------------------------------------------------------------------
Income (loss) from operations:
     Mattress Fabrics                                                  $       1,589             $       3,039
     Upholstery Fabrics                                                       (2,010)                    2,260
-------------------------------------------------------------------------------------------------------------------
     Total segment income (loss) from operations                                (421)                    5,299
     Unallocated corporate expenses                                             (901)                   (1,113)
     Goodwill impairment                                                           0                         0
     Restructuring and related charges                                        (5,437) (2)                    0
-------------------------------------------------------------------------------------------------------------------
                                                                       $      (6,759)            $       4,186
-------------------------------------------------------------------------------------------------------------------

(1) Restructuring related charges represent accelerated depreciation associated with plant and equipment scheduled to be disposed of, either by sale or abandonment, over the next three months and is included in the cost of sales line item in the Consolidated Statements of Income (Loss). These charges primarily relate to the Upholstery Fabrics segment.
(2) Restructuring and related charges represent the $4.3 million in related charges for accelerated depreciation and $1.1 million in restructuring charges for asset movement costs and fixed asset write-downs. (see note 9). Restructuring charges are included in the restructuring expense line item in the Consolidated Statements of Income (Loss). These charges primarily relate to the Upholstery Fabrics segment.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                                                                                Nine months ended

(dollars in thousands)                                             January 30, 2005              February 1, 2004
-------------------------------------------------------------------------------------------------------------------
Net sales:
     Mattress Fabrics                                                  $     78,414              $      79,122
     Upholstery Fabrics                                                     133,901                    153,846
-------------------------------------------------------------------------------------------------------------------
                                                                       $    212,315              $     232,968
-------------------------------------------------------------------------------------------------------------------

Gross profit:
     Mattress Fabrics                                                  $     12,735              $      17,494
     Upholstery Fabrics                                                      13,575                     25,191
-------------------------------------------------------------------------------------------------------------------
     Total segment gross profit                                              26,310                     42,685
     Restructuring related charges                                           (5,501) (3)                     0
-------------------------------------------------------------------------------------------------------------------
                                                                       $     20,809              $      42,685
-------------------------------------------------------------------------------------------------------------------

Income (loss) from operations:
     Mattress Fabrics                                                  $      7,166              $      11,430
     Upholstery Fabrics                                                      (4,417)                     3,993
-------------------------------------------------------------------------------------------------------------------
     Total income from operations                                             2,749                     15,423
     Unallocated corporate expenses                                          (2,748)                    (3,827)
     Goodwill impairment                                                     (5,126) (4)                     0
     Restructuring and related charges                                       (7,790) (5)                     0
-------------------------------------------------------------------------------------------------------------------
                                                                       $    (12,915)             $      11,596
-------------------------------------------------------------------------------------------------------------------

(3) Restructuring related charges primarily represent accelerated depreciation associated with plant and equipment scheduled to be disposed of, either by sale or abandonment, over the next three months and inventory markdowns; both are included in the cost of sales line item in the Consolidated Statements of Income (Loss). These charges primarily relate to the Upholstery Fabrics segment.
(4) The goodwill impairment was the result of an evaluation of all the remaining goodwill associated with the Upholstery Fabrics segment.
(5) Restructuring and related charges primarily represent the $5.5 million in related charges for accelerated depreciation and inventory markdowns and $2.3 million in restructuring charges for fixed asset write-downs, employee termination benefits, and asset movement costs (see note 9). Restructuring charges are included in the restructuring expense line item in the Consolidated Statements of Income (Loss). These charges primarily relate to the Upholstery Fabrics segment.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


       Balance sheet information for the company's operating segments follow:

--------------------------------------------------------------------------------
(dollars in thousands)                        January 30, 2005      May 2, 2004
--------------------------------------------------------------------------------
   Segment assets:
     Mattress Fabrics
          Current assets                      $        24,356   $         24,565
           Property, plant and equipment (6)           21,943             23,126
--------------------------------------------------------------------------------
     Total mattress fabrics assets                     46,299             47,691
--------------------------------------------------------------------------------
     Upholstery Fabrics
          Current assets                               48,974             55,199
          Property, plant and equipment (7)            43,736             54,644
--------------------------------------------------------------------------------
     Total upholstery fabrics assets                   92,710            109,843
--------------------------------------------------------------------------------
      Total segment assets                            139,009            157,534

Non-segment assets:
      Cash and cash equivalents                        13,020             14,568
      Deferred income taxes                            12,025              9,256
      Other current assets                              1,088              1,634
      Property, plant & equipment                       5,345                  0
      Goodwill                                          4,114              9,240
      Other assets                                      1,330              1,496
--------------------------------------------------------------------------------
      Total assets                            $       175,931   $        193,728
--------------------------------------------------------------------------------

                                                       Nine months ended
--------------------------------------------------------------------------------
(dollars in thousands)                       January 30, 2005   February 1, 2004
--------------------------------------------------------------------------------
Capital expenditures:
     Mattress Fabrics                         $         1,988   $            365
     Upholstery Fabrics                                   962              4,005
     Unallocated corporate                              5,376(8)               0
--------------------------------------------------------------------------------
                                              $         8,326   $          4,370
--------------------------------------------------------------------------------
Depreciation expense:
     Mattress Fabrics                         $         2,743   $          2,823
     Upholstery Fabrics                                 7,184              7,471
--------------------------------------------------------------------------------
     Total segment depreciation expense                 9,927             10,294
     Accelerated depreciation                           4,578                  0
--------------------------------------------------------------------------------
                                              $        14,505   $         10,294
--------------------------------------------------------------------------------

(6) Included in property, plant and equipment are assets located in the U.S. totaling $8.3 million and $9.8 million for January 30, 2005 and May 2, 2004, respectively.
(7) Included in property, plant and equipment are assets located in the U.S. totaling $40.6 million and $51.5 million for January 30, 2005 and May 2, 2004, respectively.
(8) Unallocated corporate capital expenditures for fiscal 2005 primarily represent capital spending for the new corporate office building.

================================================================================

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


13. Goodwill Impairment

      Due to the continued pressure on demand in the Culp Decorative Fabrics division within the upholstery fabrics segment, operating profits and cash flows were significantly lower than expected for the second quarter and year to date for fiscal 2005. As a result, management determined that the goodwill associated with the segment should be tested for impairment in accordance with the provisions of FAS 142, Goodwill and Other Intangible Assets. An independent business valuation specialist was engaged to assist the company in the determination of the fair market value of the upholstery fabrics segment. The fair value as determined using several different methods, including comparable companies, comparable transactions and discounted cash flow analysis was less than the carrying value. Accordingly, the company recorded a goodwill impairment charge of $5.1 million ($3.2 million net of taxes of $1.9 million), or $0.28 per share diluted in the second quarter of fiscal 2005, related to the goodwill associated with the upholstery fabrics segment. After the goodwill impairment charge, the company's remaining goodwill of $4.1 million relates to the mattress fabrics segment.

================================================================================


14. Recent Accounting Pronouncements

      In November 2004, the FASB issued SFAS No.151,"Inventory Costs, an amendment of ARB No.43, Chapter 4," which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No.151 are effective for fiscal years beginning after June 15, 2005 and the company will adopt this standard in fiscal 2007. Management has not determined the impact, if any, that this statement will have on our consolidated financial position or results of operations.


      SFAS No. 123 (Revised 2004), "Share-Based Payment," issued in December 2004, is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25," Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the company will adopt the standard in the second quarter of fiscal 2006. Management has not determined the impact, if any, that this statement will have on our consolidated financial position or results of operations.

================================================================================

ITEM 2.

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

     This Report and the exhibits attached hereto contain statements that may be deemed "forward-looking statements" within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934). Such statements are inherently subject to risks and uncertainties. Further, forward-looking statements are intended to speak only as of the date on which they are made. Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as "expect," "believe," "estimate," "plan" and "project" and their derivatives, and include but are not limited to statements about the company's future operations, production levels, sales, SG&A or other expenses, margins, gross profit, operating income, earnings or other performance measures. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on the company's business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely. In addition, changes in consumer preferences for various categories of furniture coverings, as well as changes in costs to produce such products (including import duties and quotas or other import costs) can have significant effects on demand for the company's products. Also, changes in the value of the U.S. dollar versus other currencies can affect the company's financial results because a significant portion of the company's operations are located outside the United States. Further, economic and political instability in international areas could affect the company's operations or sources of goods in those areas, as well as demand for the company's products in international markets. Finally, unanticipated delays or costs in executing restructuring actions could cause the cumulative effect of restructuring actions to fail to meet the objectives set forth by management. Other factors that could affect the matters discussed in forward-looking statements are included in the company's periodic reports filed with the Securities and Exchange Commission.


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

     The company's fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The year-to-date period for fiscal 2005 included 39 weeks versus 40 weeks for the same period of fiscal 2004. The company's operating segments are mattress fabrics and upholstery fabrics, with related divisions organized within those segments. In mattress fabrics, Culp Home Fashions markets a broad array of fabrics used by bedding manufacturers. In upholstery fabrics, Culp Decorative Fabrics markets jacquard and dobby woven fabrics for residential and commercial furniture and yarn for use primarily by the company, with some outside sales. Culp Velvets/Prints markets velvet, printed fabrics and microdenier suedes used primarily for residential furniture.

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

     The following tables set forth the company's sales, gross profit and operating income (loss) by segment/division for the three and nine months ended January 30, 2005 and February 1, 2004.


                                                  CULP, INC.
                      SALES, GROSS PROFIT AND OPERATING INCOME (LOSS) BY SEGMENT/DIVISION
                       FOR THE THREE MONTHS ENDED JANUARY 30, 2005 AND FEBRUARY 1, 2004


                                            (Amounts in thousands)


                                                                  THREE MONTHS ENDED (UNAUDITED)
                                                    -----------------------------------------------------------

                                                            Amounts                    Percent of Total Sales
                                                    -----------------------          --------------------------
                                                    January 30, February 1,  % Over  January 30,  February 1,
Net Sales by Segment                                   2005        2004     (Under)     2005         2004
--------------------                                ----------- ----------- -------- ------------ -------------

Mattress Fabrics
     Culp Home Fashions                            $    25,576      25,114     1.8 %       37.0 %        32.8 %
                                                    ----------- ----------- -------- ------------ -------------

Upholstery Fabrics
    Culp Decorative Fabrics                             25,051      29,678   (15.6)%       36.3 %        38.8 %
    Culp Velvets/Prints                                 18,433      21,769   (15.3)%       26.7 %        28.4 %
                                                    ----------- ----------- -------- ------------ -------------
                                                        43,484      51,447   (15.5)%       63.0 %        67.2 %
                                                    ----------- ----------- -------- ------------ -------------

     Net Sales                                     $    69,060      76,561    (9.8)%      100.0 %       100.0 %
                                                    =========== =========== ======== ============ =============


Gross Profit by Segment                                                                 Gross Profit Margin
-----------------------                                                              --------------------------

Mattress Fabrics                                   $     3,478       5,093   (31.7)%       13.6 %        20.3 %
Upholstery Fabrics                                       3,391       9,375   (63.8)%        7.8 %        18.2 %
                                                    ----------- ----------- -------  -----------  ------------
    Total segment gross profit                           6,869      14,468   (52.5)%        9.9 %        18.9 %
Restructuring related charges (1)                       (4,302)          0   100.0 %       (6.2)%         0.0 %
                                                    ----------- ----------- -------- ------------ -------------

     Gross Profit                                  $     2,567      14,468   (82.3)%        3.7 %        18.9 %
                                                    =========== =========== ======== ============ =============


Operating Income (loss)  by Segment                                                      Operating Income
-----------------------------------                                                        (Loss) Margin
                                                                                     --------------------------

Mattress Fabrics                                   $     1,589       3,039   (47.7)%        6.2 %        12.1 %
Upholstery Fabrics                                      (2,010)      2,260  (188.9)%       (4.6)%         4.4 %
                                                    ----------- ----------- -------  -----------  ------------
    Total segment operating income (loss)                 (421)      5,299  (107.9)%       (0.6)%         6.9 %
Unallocated corporate expenses                            (901)     (1,113)  (19.0)%       (1.3)%        (1.5)%
Goodwill impairment                                          0           0  (100.0)%        0.0 %         0.0 %
Restructuring and related charges and credits (1)       (5,437)          0  (100.0)%       (7.9)%         0.0 %
                                                    ----------- ----------- -------- ------------ -------------

     Operating income (loss)                       $    (6,759)      4,186  (261.5)%       (9.8)%         5.5 %
                                                    =========== =========== ======== ============ =============


Depreciation by Segment
-----------------------

Mattress Fabrics                                   $       912         937    (2.7)%
Upholstery Fabrics                                       2,330       2,475    (5.9)%
                                                    ----------- ----------- -------
      Total segment depreciation expense                 3,242       3,412    (5.0)%
Accelerated depreciation                                 4,362           0     100 %
                                                    ----------- ----------- -------
      Total Depreciation                           $     7,604       3,412   122.9 %
                                                    =========== =========== ========


 (1)  The $4.3 million represents restructuring related charges for accelerated depreciation.  The $5.4 million represents accelerated depreciation, asset movement costs, and fixed asset write downs.


                                                  CULP, INC.
                      SALES, GROSS PROFIT AND OPERATING INCOME (LOSS) BY SEGMENT/DIVISION
                        FOR THE NINE MONTHS ENDED JANUARY 30, 2005 AND FEBRUARY 1, 2004


                                            (Amounts in thousands)


                                                                   NINE MONTHS ENDED (UNAUDITED)
                                                    -----------------------------------------------------------

                                                            Amounts                    Percent of Total Sales
                                                    -----------------------           -------------------------
                                                    January 30, February 1,  % Over   January 30,  February 1,
Net Sales by Segment                                   2005        2004      (Under)     2005         2004
--------------------                                ----------- ----------- --------- ------------ ------------

Mattress Fabrics
     Culp Home Fashions                            $    78,414      79,122     (0.9)%       36.9 %       34.0 %
                                                    ----------- ----------- --------- ------------ ------------

Upholstery Fabrics
    Culp Decorative Fabrics                             76,249      91,753    (16.9)%       35.9 %       39.4 %
    Culp Velvets/Prints                                 57,652      62,093     (7.2)%       27.2 %       26.7 %
                                                    ----------- ----------- --------- ------------ ------------
                                                       133,901     153,846    (13.0)%       63.1 %       66.0 %
                                                    ----------- ----------- --------- ------------ ------------

         Net Sales                                 $   212,315     232,968     (8.9)%      100.0 %      100.0 %
                                                    =========== =========== ========= ============ ============


Gross Profit by Segment                                                                 Gross Profit Margin
-----------------------                                                               -------------------------

Mattress Fabrics                                   $    12,735      17,494    (27.2)%       16.2 %       22.1 %
Upholstery Fabrics                                      13,575      25,191    (46.1)%       10.1 %       16.4 %
                                                    ----------- ----------- --------  -----------  -----------
        Total segment gross profit                      26,310      42,685    (38.4)%       12.4 %       18.3 %
Restructuring related charges (1)                       (5,501)          0    100.0 %       (2.6)%        0.0 %
                                                    ----------- ----------- --------- ------------ ------------

         Gross Profit                              $    20,809      42,685    (51.2)%        9.8 %       18.3 %
                                                    =========== =========== ========= ============ ============


Operating Income (loss)  by Segment                                                       Operating Income
-----------------------------------                                                        (Loss)  Margin
                                                                                      -------------------------

Mattress Fabrics                                   $     7,166      11,430    (37.3)%        9.1 %       14.4 %
Upholstery Fabrics                                      (4,417)      3,993   (210.6)%       (3.3)%        2.6 %
                                                    ----------- ----------- --------  -----------  -----------
         Total segment operating income                  2,749      15,423    (82.2)%        1.3 %        6.6 %
Unallocated corporate expenses                          (2,748)     (3,827)   (28.2)%       (1.3)%       (1.6)%
Goodwill impairment                                     (5,126)          0   (100.0)%       (2.4)%        0.0 %
Restructuring and related charges and credits (1)       (7,790)          0   (100.0)%       (3.7)%        0.0 %
                                                    ----------- ----------- --------- ------------ ------------

          Operating income (loss)                  $   (12,915)     11,596   (211.4)%       (6.1)%        5.0 %
                                                    =========== =========== ========= ============ ============


Depreciation by Segment
-----------------------

Mattress Fabrics                                   $     2,743       2,823     (2.8)%
Upholstery Fabrics                                       7,184       7,471     (3.8)%
                                                    ----------- ----------- --------
            Total segment depreciation expense           9,927      10,294     (3.6)%
Accelerated depreciation                                 4,578           0    100.0 %
                                                    ----------- ----------- --------
             Total Depreciation                    $    14,505      10,294     40.9 %
                                                    =========== =========== =========


 (1)  The $5.5 million represents restructuring related charges for accelerated depreciation and inventory markdowns.  The $7.8 million represents the $5.5 million in restructuring related charges plus $2.3 million in restructuring charges for accrued termination benefits, asset movement costs and fixed asset write-down costs.

Three and Nine Months ended January 30, 2005 compared with Three and Nine Months ended February 1, 2004

     The financial results for the third quarter reflect continued soft demand for domestically produced upholstery fabrics and, to a lesser extent, pricing pressures for mattress ticking and higher raw material costs. Additionally, because of the scheduled holiday plant closings, the third quarter is typically a slow period of the year for the company's business. For the third quarter of fiscal 2005, consolidated net sales decreased 9.8% to $69.1 million; and the company reported a net loss of $4.9 million, or $0.42 per share diluted, compared with net income of $752,000, or $0.06 per diluted share, for the third quarter of fiscal 2004. The financial results for the third quarter of fiscal 2005 include $5.4 million in restructuring and related charges, or $3.4 million net of tax ($0.29 per diluted share). The financial results for the third quarter of fiscal 2004 included a $1.7 million charge, or $1.1 million net of tax ($0.10 per diluted share), associated with a $25.0 million prepayment of the company's outstanding senior notes. For the first nine months of fiscal 2005, net sales decreased 8.9% to $212.3 million; and the company reported a net loss of $10.1 million, or $0.88 per share diluted, compared with net income of $3.5 million or $0.30 per share diluted, for the same period last year. The financial results for the first nine months of fiscal 2005 included $7.8 million in restructuring and related charges, or $4.9 million net of tax ($0.42 per share) and $5.1 million in goodwill impairment, or $3.2 million net of tax ($0.28 per share). The financial results for the first nine months of fiscal 2004 included the $1.7 million prepayment charge, or $1.1 million net of tax ($0.10 per share diluted) described above. Year-to-date for fiscal 2005 included 39 weeks versus 40 weeks for the same period of fiscal 2004.

Goodwill Impairment and Restructuring and Related Charges

     Third quarter of fiscal 2005 -- The financial results for the third quarter include a total of $5.4 million in restructuring and related charges. The charges are made up of the following: (1) $1.0 million in restructuring expenses related to the dismantling, moving and relocation of equipment to other company facilities, (2) approximately $143,000 in write-down of equipment and (3) $4.3 million in accelerated depreciation associated with plant and equipment scheduled to be disposed of, either by sale or by abandonment, by fiscal year end. As reflected in the financial statements, restructuring and related expenses were recorded as $1.1 million in the line item "restructuring expense" and $4.3 million in "cost of sales."

     First nine months of fiscal 2005 -- The financial results for the first nine months of fiscal 2005 include a total of $12.9 million in restructuring and related charges and goodwill impairment. The charges are made up of the following: (1) $4.6 million in restructuring related expenses associated with accelerated depreciation on plant and equipment scheduled to be disposed of, either by sale or by abandonment, over the next three months; (2) $5.1 million of goodwill impairment, which represents all of the remaining goodwill associated with the upholstery fabrics segment (see note 13 in the Notes to the Consolidated Financial Statements); (3) $1.0 million in restructuring expenses related to personnel costs; (4) approximately $850,000 of restructuring expenses related to the dismantling, moving, and relocation of equipment to other company facilities; (5) approximately $900,000 in restructuring related inventory markdowns; and (6) approximately $400,000 in write-downs of equipment. As reflected in the financial statements, restructuring and related expenses were recorded as $2.3 million in the line item "restructuring expense" and $5.5 million in "cost of sales." The goodwill impairment was accounted for in accordance with SFAS 142, Goodwill and Other Intangible Assets. The write-down of equipment and accelerated depreciation was accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Personnel costs were accounted for in accordance with SFAS No. 112, Accounting for Employers' Accounting for Postemployment Benefits.

Mattress Fabrics Segment

     Net Sales -- For the third quarter of fiscal 2005, the mattress fabrics segment reported sales of $25.6 million compared with $25.1 million for the same period last year. For the first nine months of fiscal 2005, the mattress fabric segment reported sales of $78.4 million compared with $79.1 million for the same period last year. As previously addressed, the year-to-date results reflect a 39 week period versus a 40 week period last year. Mattress ticking has become an increasingly important part of the company's business, accounting for 37% of total sales through the first nine months of fiscal 2005.

     Mattress ticking yards sold during the third quarter of fiscal 2005 were
10.9 million compared with 10.0 million yards in the third quarter of last year, an increase of 8.8%. For the first nine months of fiscal 2005, mattress ticking yards sold were 33.0 million yards compared with 31.5 million yards for the same period last year, an increase of 4.8%. This increase in yards sold for both the quarter and year-to-date periods is noteworthy because it occurred as the bedding industry nears the completion of the transition to selling predominantly one-sided mattresses, which utilize about one-third less mattress ticking. This transition at retail began in mid to late calendar year 2002 and was expected to affect sales on a comparable basis through early calendar 2005. The average selling price was $2.34 per yard for the third quarter, compared to $2.50 per yard in the same quarter last year, a decrease of 6.4%. For the first nine months of fiscal 2005, the average selling price for mattress fabrics was $2.36 per yard compared to $2.50 per yard in the same period last year, a decrease of 5.6%.

     As indicated earlier, the mattress fabrics segment has faced a challenging pricing environment this fiscal year. This is due in part to the way customers buy ticking. There is a current trend among mattress manufacturers toward using common SKU's and less expensive fabric for the borders, which is the ticking that goes on the side of mattresses and box springs. In addition, mattress manufacturers are currently incurring higher costs for other mattress components, such as steel, as well as costs associated with flame retardant requirements. As a result of these increased costs, mattress manufacturers are placing additional pressure on mattress ticking prices, and in some instances manufacturers are moving to lower priced ticking.

     Operating income -- For the third quarter of fiscal 2005, the mattress fabrics segment reported operating income of $1.6 million, or 6.2% of sales, compared with $3.0 million, or 12.1% of sales, for the prior year period. For the first nine months of fiscal 2005, operating income was $7.2 million, or 9.1% of sales compared to $11.4 million, or 14.4% of sales in fiscal 2004. During the first nine months of fiscal 2005, operating income has been affected by industry wide pricing pressure, as well as higher raw material costs due primarily to the increased cost of petroleum based products. In addition to these pressures, operating income for the third quarter of fiscal 2005 was affected by manufacturing variances related to the relocation of mattress ticking looms.

     The company is taking aggressive steps to address the challenges facing its business in this segment. First, as previously announced in October 2004, the company has identified opportunities to reduce operating costs by consolidating mattress ticking operations. This $7.0 million capital project involves relocation of ticking looms from an upholstery fabric plant to existing ticking facilities in the U.S. and Canada and the purchase of new weaving machines that are faster and more efficient than the equipment they will replace. This transition is well underway and is expected to be completed as planned by August 2005. More importantly, this transition is expected to generate $4.5 million in annual savings. Second, to partially offset higher material costs, the company is implementing a price increase of approximately three percent in this segment during the fourth quarter of this fiscal year. Third, the company is placing more design emphasis on new products with higher margins. Management believes the steps being taken will help the company improve operating margins.

     Segment Assets - Segment assets consist of accounts receivable, inventory and property, plant and equipment. As of January 30, 2005, accounts receivable and inventory totaled $24.4 million, compared to $24.6 at the end of fiscal 2004. Also as of January 30, 2005, property, plant and equipment totaled $21.9 million, compared to $23.1 million at the end of fiscal 2004. Included in property, plant and equipment are assets located in the U.S. totaling $8.3 million and $9.8 million for January 30, 2005 and May 2, 2004, respectively.

Upholstery Fabrics Segment

     Net Sales -- Upholstery fabric sales for the third quarter of fiscal 2005 decreased 15.5% to $43.5 million when compared to the third quarter of fiscal 2004. For the first nine months of fiscal 2005, upholstery fabric sales decreased 13.0% to $133.9 million when compared to the same period last year. Upholstery fabric yards sold during the third quarter were 9.5 million versus
11.7 million in the third quarter of fiscal 2004, a decline of 19.0%. For the first nine months of fiscal 2005, upholstery fabric yards sold were 29.5 million versus 35.4 million for the same period last year. Average selling price was $4.18 per yard for the third quarter compared with $4.29 per yard in the same quarter of last year, a decrease of 2.6 %. For the first nine months of fiscal 2005, the average selling price for upholstery fabrics was $4.22 per yard compared to $4.19 per yard in the same period last year, an increase of less than 1.0%.

     The lower sales dollars and yards primarily reflect continued soft demand industry wide for U.S. produced fabrics, as the result of the current consumer preference for leather and suede furniture and the growing competition from imported fabrics and cut and sewn kits, primarily from China. This paradigm shift in the industry is having a significant impact on the company's product mix, leading to significantly lower sales of domestically produced fabrics and rapidly growing sales of offshore manufactured and sourced products. Given these factors, it is difficult for management to predict future demand for upholstery fabrics manufactured in the U.S. or the extent to which the trend toward lower demand will continue.

     With the company's offshore sourcing efforts, including the China platform, the company is experiencing higher sales of upholstery fabric products produced outside of the company's U.S. manufacturing plants for fiscal 2005. For the third quarter of fiscal 2005, these sales increased 92.0% over the prior year period and accounted for approximately $8.3 million or 19.2% of upholstery fabric sales for the quarter. Offshore sourced fabrics of $4.3 million accounted for approximately 8.4% of upholstery fabric sales for the same period last year.

     Operating income (loss) -- Operating loss for the third quarter of fiscal 2005 was $2.0 million or 4.6% of sales, compared with operating income of $2.3 million, or 4.4% of sales, for the same period last year. For the first nine months of fiscal 2005, this segment has experienced an operating loss of $4.4 million or 3.3% of sales, compared with operating income of $4.0 million or 2.6% of sales, for the same period last year. This significant decrease in segment operating income as compared to last year was primarily due to further underutilization of the company's U.S. manufacturing capacity and manufacturing variances related to restructuring activities. Additionally, the upholstery fabrics segment has been experiencing higher raw material costs due mainly to the increase in cost of petroleum based products. Also, included in the operating loss for the third quarter was a favorable impact of approximately $500,000 related to a change in the inventory aging percentages for the converted product line, which are products sourced, primarily from Asia, by the CVP division. The change was made in order to more accurately reflect current market conditions and the company's actual experiences.

     In January 2005, Solutia, which is the company's supplier for acrylic fiber, announced plans to exit the acrylic fiber business by mid-April 2005. The company has already identified and is working closely with international suppliers as alternative sources for procuring acrylic fiber. However, until the fiber purchased from Solutia is utilized and the company begins using these new suppliers, higher fiber costs will be incurred. To partially offset higher raw material prices, the company recently announced a price increase of approximately three to four percent on domestically produced upholstery fabrics.

     The company is currently implementing an aggressive restructuring plan to address the significant decline in operating profit in this segment. The purpose of the restructuring plan, announced in October 2004, is to consolidate the decorative fabrics weaving and yarn operations, reduce manufacturing complexities and lower costs, and significantly reduce selling, general and administrative expenses. The restructuring is moving ahead as planned and management believes that the steps taken will improve operating efficiency and will result in higher asset utilization. However, management will continue to closely monitor trends in demand for upholstery fabrics produced by its domestic mills. If sales in the upholstery fabrics segment of U.S.-produced goods continue to decline and the segment is not able to produce acceptable levels of operating profit, the company will take additional actions to adjust its cost structure and capacity to match demand from its customers. The company could experience additional write-downs of its property, plant and equipment in this business if further restructuring actions or consolidations of assets take place.

     Segment Assets - Segment assets consist of accounts receivable, inventory and property, plant and equipment. As of January 30, 2005, accounts receivable and inventory totaled $49.0 million, compared to $55.2 million at the end of fiscal 2004. Also as of January 30, 2005, property, plant and equipment totaled $43.7 million, compared to $54.6 million at the end of fiscal 2004. Included in property, plant and equipment are assets located in the U.S. totaling $40.6 million and $51.5 million for January 30, 2005 and May 2, 2004, respectively.

Other Corporate Expenses

     Selling, General and Administrative Expenses -- SG&A expenses of $8.2 million for the third quarter of fiscal 2005 decreased approximately $2.1 million, or 20.3%, from the prior year amount. As a percent of net sales, SG&A expenses decreased to 11.9% from 13.4% the previous year, due mostly to lower incentive compensation expense and significant cost reductions, mainly in the sales and marketing expense areas. Year-to-date results also reflect lower spending, as SG&A expenses have decreased by approximately $4.8 million or 15.4% to $26.3 million compared to the same period last year for primarily the same reasons as in the third quarter.

     Interest Expense (Income) - Interest expense for the third quarter declined to $912,000 from $1.5 million the previous year due to lower borrowings outstanding. Interest income decreased to $42,000 from $113,000 the previous year due to lower invested balances in fiscal 2005. The year-to-date interest expense and interest income are significantly lower than last year for the same reasons.

     Income Taxes -- The effective tax rate (taxes as a percentage of pretax income (loss)) for the first nine months of fiscal 2005 was 36.9% compared with 33.0% for the first nine months of fiscal 2004.

     As of January 30, 2005, the company has net deferred income assets of $12.0 million, an increase of $6.9 million over net deferred income tax assets of $5.1 million recorded at the fiscal year ended May 2, 2004. This increase results primarily from the federal and state tax benefits recorded for the loss from U.S. operations for the first nine months of fiscal 2005.

Liquidity and Capital Resources

     Liquidity --The company's sources of liquidity include cash and cash equivalents, cash flow from operations and amounts available under its revolving credit line. These sources have been adequate for day-to-day operations and capital expenditures. The company believes its sources of liquidity continue to be adequate to meet its current needs. Cash and cash equivalents as of January 30, 2005 decreased to $13.0 million from $14.6 million at the end of fiscal 2004, primarily reflecting cash flow from operations of $8.6 million, capital expenditures and payments on vendor financed capital expenditures of $9.6 million, and payments on long-term debt of $471,000.

     Working Capital -- Accounts receivable as of January 30, 2005 decreased 5.7% from the year-earlier level. Days sales outstanding totaled 32 days at January 30, 2005 compared with 31 days a year ago. Inventories at the close of the third quarter decreased 10.3% from a year ago. Inventory turns for the third quarter were 5.6 versus 4.7 for the year-earlier period. Operating working capital (comprised of accounts receivable and inventories, less trade accounts payable) was $57.8 million at January 30, 2005 down from $62.5 million a year ago.

     Financing Arrangements -- The company's long-term debt of $50.6 million is unsecured and is comprised of $50.0 million in outstanding senior notes, with a fixed interest rate of 7.76%, and a $584,000, non-interest bearing term loan with the Canadian government. Additionally, the company has a $10.0 million revolving credit line with a bank. As of January 30, 2005 there was $406,000 in outstanding letters of credit in support of inventory purchases and no borrowings outstanding under the agreement. The current bank agreement expires in August 2005. The first scheduled principal payment on the $50.0 million senior notes is due March 2006 in the amount of $7.5 million. The Canadian government loan is repaid in annual installments of approximately $600,000 per year. The company was in compliance with all financial covenants in its loan agreements as of January 30, 2005.

     In February 2005, the company amended its bank agreement with its lender to change the Interest and Leases Coverage Ratio such that at the end of each Fiscal Quarter beginning with the third Fiscal Quarter of Fiscal Year 2005, the Interest and Leases Coverage Ratio shall not be less than 1.25 to 1.0.

     Capital Expenditures -- Capital spending for the first nine months of fiscal 2005 was $8.3 million, including $29,000 that is the non-cash portion of capital expenditures representing vendor financing. Also included in the $8.3 million is approximately $5.4 million in capital spending for the purchase of a building that will serve as the company's new corporate offices and as new space for the company's showrooms. The company expects the annual operating costs of the new building to be significantly lower than the lease and related costs associated with the current facilities. Depreciation for the third quarter was $7.6 million, of which approximately $4.3 million was related to accelerated depreciation associated with plant and equipment scheduled to be disposed of over the next three months. The company's capital budget for fiscal 2005 is $15.6 million, including approximately $2.0 million budgeted for the non-cash portion of expenditures representing vendor financing.

     Cash Flow from Operations -- Cash flow from operations was $8.6 million for the first nine months of fiscal 2005, compared with $16.8 million for the same period last year. This decrease was due primarily to lower profitability.

Critical Accounting Policies and Recent Accounting Developments

     The company considered the disclosure requirements of Financial Reporting Release No. 60 regarding critical accounting policies and Financial Reporting Release No. 61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that there were no material changes during the first nine months of fiscal 2005 that would warrant further disclosure beyond those matters previously disclosed in the company's Annual Report on Form 10-K for the year ended May 2, 2004.

     In November 2004, the FASB issued SFAS No.151,"Inventory Costs, an amendment of ARB No.43, Chapter 4," which clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No.151 are effective for fiscal years beginning after June 15, 2005 and the company will adopt this standard in fiscal 2007. Management has not determined the impact, if any, that this statement will have on the company's consolidated financial position or results of operations.

     SFAS No. 123 (Revised 2004), "Share-Based Payment," issued in December 2004, is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the company will adopt the standard in the second quarter of fiscal 2006. Management has not determined the impact, if any, that this statement will have on our consolidated financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin under the company's revolving credit agreement. As of January 30, 2005, there were no borrowings outstanding under the company's revolving credit agreement. Additionally, approximately 99% of the company's long-term debt is at a fixed rate. Thus, any reasonably foreseeable change in interest rates would have no material effect on the company's interest expense.

     The company's exposure to fluctuations in foreign currency exchange rates is due primarily to a foreign subsidiary domiciled in Canada and firmly committed and anticipated purchases of certain machinery, equipment and raw materials in foreign currencies. The company's Canadian subsidiary uses the United States dollar as its functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with the Canadian subsidiary. However, the company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firmly committed and anticipated purchases of certain machinery, equipment and raw materials. The company does not have any open forward or option contracts outstanding as of January 30, 2005. The amount of Canadian-denominated sales and manufacturing costs is not material to the company's consolidated results of operations; therefore, a 10% change in the exchange rate at January 30, 2005 would not have a significant impact on the company's results of operations or financial position. Additionally, as the company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

     Due to the start up of operations in China, the company does have exposure to fluctuations in currency rates if China allows its currency to float, since it has been essentially fixed in relation to the U.S. dollar. Currently, the risk cannot be hedged. The amount of sales and manufacturing costs denominated in Chinese currency is not material to the company's consolidated results of operations; therefore, a 10% change in the exchange rate at January 30, 2005 would not have a significant impact on the company's results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

     The company conducted a review and evaluation of its disclosure controls and procedures, under the supervision and with the participation of the company's principal executive officer and principal financial officer as of January 30, 2005, and the principal executive officer and principal financial officer have concluded that the company's disclosure controls and procedures are adequate and effective. In addition, no change in the company's internal control over financial reporting has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Part II - Other Information
---------------------------

Item 6.    Exhibits

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

10(b) Fourth Amendment to Amended and Restated Credit Agreement dated as of December 7, 2004 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, filed as Exhibit 10(b) to the company's Form 10Q for the quarter ended October 31, 2004, filed December 9, 2004, and incorporated herein by reference.

10(c) Fifth Amendment to Amended and Restated Credit Agreement dated as of February 18, 2005 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank filed as Exhibit 99(c) to Current Report on Form 8-K dated February 18, 2005, and incorporated herein by reference.

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

                                      CULP, INC.
                                      (Registrant)

Date:    March 10, 2005         By:  /s/  Franklin N. Saxon
                                          -----------------
                                          Franklin N. Saxon
                                          President and Chief Operating Officer
                                          (Authorized to sign on behalf
                                          of the registrant and also signing as
                                          principal financial officer)

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