Form 10-K
period 2005-05-01
CULP INC
filed 2005-07-12
CIK 723603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended May 1, 2005

                           Commission File No. 0-12781

                                   CULP, INC.
             (Exact name of registrant as specified in its charter)

          NORTH CAROLINA                                    56-1001967
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or other organization)

1823 Eastchester Drive., High Point, North Carolina                   27265
     (Address of principal executive offices)                       (zip code)

                                 (336) 889-5161
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
       Title of Each Class                                On Which Registered
       -------------------                                -------------------

Common Stock, par value $.05/ Share                      New York Stock Exchange
Rights for Purchase of Series A Participating
 Preferred Shares                                        New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. YES__X__ NO___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES__X__ NO___

     As of May 1, 2005, 11,550,759 shares of common stock were outstanding. As of October 31, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $ 51,748,272 based on the closing sales price of such stock as quoted on the New York Stock Exchange
(NYSE), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company's Proxy Statement to be filed pursuant to Regulation 14A of the Securities and Exchange Commission in connection with its Annual Meeting of Shareholders to be held on September 27, 2005 are incorporated by reference into Part III.

                                   CULP, INC.
                                FORM 10-K REPORT
                                TABLE OF CONTENTS

Item No.                                                                    Page
--------                                                                    ----

                                     PART I

1.   Business
         Overview..............................................................4
         Segments..............................................................5
         Overview of Industry and Markets......................................6
         Overview of Bedding Furniture Industry................................7
         Overview of Residential Furniture Industry............................8
         Overview of Commercial Furniture Industry.............................9
         Products..............................................................9
         Manufacturing........................................................11
         Product Design and Styling...........................................11
         Distribution.........................................................11
         Sources and Availability of Raw Materials............................12
         Seasonality..........................................................12
         Competition..........................................................12
         Environmental and Other Regulations..................................13
         Employees............................................................14
         Customers and Sales..................................................14
         Net Sales by Geographic Area.........................................15
         Backlog..............................................................15

2.   Properties...............................................................16

3.   Legal Proceedings........................................................17

4.   Submission of Matters to a Vote of Security Holders......................17

                                     PART II

5.   Market for the Registrant's Common Equity and Related Stockholder
      Matters.................................................................17

6.   Selected Financial Data..................................................18

7.   Management's Discussion and Analysis of Financial Condition and Results
      of Operations...........................................................19

7A.  Quantitative and Qualitative Disclosures About Market Risk...............34

8.   Consolidated Financial Statements and Supplementary Data.................35

9.   Changes in and Disagreements with Accountants on Accounting and Financial
      Disclosure..............................................................63

9A.  Controls and Procedures..................................................63

9B.  Other Information........................................................63

                                    PART III

10.  Directors and Executive Officers of the Registrant.......................64

11.  Executive Compensation...................................................64

12.  Security Ownership of Certain Beneficial Owners and Management...........64

13.  Certain Relationships and Related Transactions...........................64

14.  Principal Accountant Fees and Services...................................64

                                     PART IV

15.  Exhibits, Financial Statement Schedules..................................65

     Documents filed as part of this report...................................65

     Exhibits.................................................................65

     Financial Statement Schedules............................................68

     Signatures ..............................................................69

     Exhibit Index............................................................70

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

Parts I and II of this report contain statements that may be deemed "forward-looking statements" within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of
1934). Such statements are inherently subject to risks and uncertainties. Further, forward-looking statements are intended to speak only as of the date on which they are made. Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as "expect," "believe," "estimate," "plan" and "project" and their derivatives, and include but are not limited to statements about expectations for the company's future operations or success, sales, gross profit margins, operating income, SG&A or other expenses, and earnings, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include, but are not limited to, the following:

o Decreases in economic indicators such as the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions, could have a negative effect on the company's business and prospects;

o Increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely;

o Strengthening of the U.S. dollar against other currencies could make the company's products less competitive on the basis of price in markets outside the United States;

o Economic and political instability in international areas could affect the company's operations or sources of goods in those areas, as well as demand for the company's products in international markets;

o Changes in consumer tastes or preferences toward products not produced by the company could erode demand for the company's products;

o Growth in competition from imported fabrics could increase overall competition, especially price competition, for the company's products;

o Unanticipated delays or costs in executing restructuring actions could cause the cumulative effect of restructuring actions to fail to meet the objectives set forth by management; and

o Other factors discussed elsewhere in this report or in the company's other filings with the Securities and Exchange Commission.

                                     PART I

                                ITEM 1. BUSINESS

Overview

Culp, Inc., which we sometimes refer to as the company, manufactures and markets mattress fabrics (known as mattress ticking and used for covering mattresses and box springs) and upholstery fabrics primarily for use in production of upholstered furniture (residential and commercial). The company's executive offices are located in High Point, North Carolina. The company was organized as a North Carolina corporation in 1972 and made its initial public offering in 1983. Since 1997, the company has been listed on the New York Stock Exchange and traded under the symbol "CFI."

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

The company's fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The fiscal year ended May 1, 2005 included 52 weeks versus 53 weeks for fiscal 2004. The company's operating segments are mattress fabrics and upholstery fabrics, with related divisions organized within those segments. In mattress fabrics, Culp Home Fashions markets a broad array of fabrics used by bedding manufacturers. In upholstery fabrics, Culp Decorative Fabrics markets jacquard fabrics for residential and commercial furniture and yarn for use primarily by the company, with some outside sales. Culp Velvets/Prints markets velvet, printed fabrics and microdenier suedes used primarily for residential furniture.

Culp markets its products worldwide. Total net sales were $286.5 million in fiscal 2005. International sales accounted for 11% of net sales for both fiscal 2005 and fiscal 2004.

Culp has nine (9) active manufacturing facilities, with a combined total of approximately 2.0 million square feet, which are located in North Carolina (6), South Carolina (1), Quebec, Canada (1) and Shanghai, China (1). The company's distribution system is designed to offer customers fast, responsive delivery. Products are shipped directly to customers from the company's manufacturing and distribution facilities.

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

Segments

The company's operating segments are mattress fabrics and upholstery fabrics, with related divisions organized within those segments. The division within mattress fabrics is Culp Home Fashions. The divisions within upholstery fabrics are Culp Decorative Fabrics (CDF) (including the company's yarn manufacturing facilities and the operations located in China) and Culp Velvets/Prints (CVP). The following table sets forth certain information for each of the company's segments/divisions.

                            Culp's Segments/Divisions
                            -------------------------

                                                  FISCAL 2005
                                                   NET SALES
     SEGMENT                 DIVISION            (in millions)   PRODUCT LINES
     -------                 --------            -------------   -------------

 Mattress Fabrics    Culp Home Fashions             $ 105.4     Woven jacquards
                                                                 Knitted Ticking


Upholstery Fabrics   Culp Decorative Fabrics(1)     $ 102.2     Woven jacquards

                     Culp Velvets/Prints            $  78.9     Prints
                                                    --------    Woven velvets
                                                    $ 181.1     Tufted velvets
                                                    --------    Suede and other
                                                                sourced fabrics

(1) Includes the company's yarn manufacturing operations and the operations located in China

Culp Home Fashions. Culp Home Fashions markets mattress ticking to bedding manufacturers. These fabrics encompass woven jacquard ticking, printed ticking and knitted ticking. Culp Home Fashions' manufacturing facilities are located in Stokesdale, North Carolina and St. Jerome, Quebec, Canada. During fiscal 2005, the company began taking significant steps to further enhance its competitive position by consolidating all of its mattress fabrics manufacturing into the Stokesdale and St. Jerome facilities. This $7.0 million capital project involves the relocation of ticking looms from an upholstery fabric plant to existing ticking facilities in the U.S. and Canada and the purchase of new weaving machines that are faster and more efficient than the equipment being replaced.

Culp Decorative Fabrics. Culp Decorative Fabrics manufactures and markets jacquard woven fabrics used primarily for residential and commercial furniture. For a description of the characteristics of these fabrics, see "Products" below. Culp Decorative Fabrics' manufacturing facilities are located in Burlington and Graham, North Carolina.

Culp Decorative Fabrics is vertically integrated, complementing its weaving capabilities with the ability to extrude, dye and texturize yarn. Culp Decorative Fabrics includes the company's yarn facilities, where the company manufactures pre-dyed spun yarns, open-end spun and chenille yarns. The company operates yarn manufacturing facilities in Shelby, Lincolnton and Graham, North Carolina. The production is used primarily internally. External yarn sales totaled approximately $3.0 million, representing approximately 1.0% of the company's consolidated sales for fiscal 2005, and are directed primarily to the upholstery fabric market.

During fiscal 2005, the company carried out a restructuring plan, within this division, designed to reduce costs, increase asset utilization and improve profitability. The company consolidated the operations from its Pageland, South Carolina facility into the Graham, North Carolina facility, which resulted in the closure of the Pageland operation. Additionally, the company consolidated its yarn operations by integrating the Cherryville, North Carolina plant into the Shelby facility (note additional discussion of restructuring activity in "Management's Discussion and Analysis of Financial Condition and Results of Operations").

An important element in the company's offshore business is its China operations, which includes a manufacturing facility located in Shanghai, China. The company's strategy for China is to link the company's strong customer relationships, design expertise and production technology with low-cost fabric manufacturers in China in order to deliver enhanced value to its customers throughout the world.

Culp Velvets/Prints. Culp Velvets/Prints manufactures and markets printed and velvet fabrics. These include prints on jacquard and flock base fabrics, woven velvets and tufted velvets. For a description of the characteristics of these fabrics, see "Products" below. These fabrics, which are manufactured at Burlington, North Carolina and Anderson, South Carolina, typically offer manufacturers richly colored patterns and textured surfaces.

At the end of fiscal 2005, management made the decision to consolidate its two velvets fabrics manufacturing operations into the Anderson, South Carolina facility in order to reduce costs and improve profitability (note additional discussion of restructuring activity in "Management's Discussion and Analysis of Financial Condition and Results of Operations").

With the company's offshore sourcing efforts, Culp Velvets/Prints is experiencing higher sales of upholstery fabric products produced outside of the company's U.S. manufacturing plants. These sales include microdenier suedes and other sourced products designed to meet changing consumer preferences.

Overview of Industry and Markets
Culp markets products worldwide primarily to manufacturers that operate in three principal markets. The mattress fabrics segment supplies the bedding industry. This market includes mattress sets. The upholstery fabrics segment supplies the residential and commercial furniture industry. The residential furniture market includes upholstered furniture sold to consumers for household use. Products include sofas, sleep sofas, chairs, recliners and sectionals. The commercial furniture and fabrics market includes upholstered office seating and modular office systems sold primarily for use in offices and other institutional settings, and commercial textile wall covering. Specialty markets supplied by the company primarily includes recreational vehicle seating. Sales to specialty markets did not constitute a material part of the company's revenues in fiscal 2005 or 2004. The principal markets into which the company sells products are described below.

Overview of Bedding Industry

The bedding industry experienced significant growth in sales in calendar 2004, which has resulted from a strong housing market, as well as higher average selling prices of mattresses. According to the International Sleep Products Association (ISPA), the U. S. wholesale bedding industry accounted for an estimated $5.6 billion in sales in 2004, an 11.3% increase over 2003. The industry is comprised of over 700 manufacturers, but the largest four manufacturers accounted for more than 57% of the total wholesale shipments in 2004. The bedding industry has averaged approximately 6.0% annual growth over the past twenty years, with only one year experiencing a decline in sales volume. It has proven to be a stable and mature industry, and has grown despite several economic downturns over the past twenty years. This stability and resistance to economic downturns is due in part to replacement purchases.

A critical point to make is that, unlike the upholstery fabrics industry, which has faced intense competition from imports, the bedding industry has faced limited competition from imports. The primary reasons for this fact include 1) the short lead times demanded by mattress retailers, 2) the limited inventories carried by retailers, 3) the customized nature of each retailer's product lines,
4) the high shipping cost, and 5) the relatively low direct labor content in mattresses and 6) strong brand recognition.

The company believes that several important demographic factors are helping to support the bedding industry. In particular, the growth of the aging and affluent segment of the population has a significant impact on the bedding industry. The increasing size of homes and increase in the number of second homes also play major roles in the demand for bedding in the United States. These trends have not only driven total unit increases, they have also been a factor in the size and average selling prices of mattresses being sold in the United States. According to ISPA, while wholesale sales of bedding increased 11.3% in 2004, the number of units sold increased only 3.7%.

While a majority of bedding sales is traditional innerspring bedding, several specialty bedding producers have recorded significant sales gains in recent years. The two largest specialty bedding producers, which produce mattresses that do not use inner spring construction, together grew wholesale shipments by 51.4% in 2004. The specialty bedding segment has provided new growth opportunities for bedding producers and those companies that supply components, including fabric, to them.

A key trend in the bedding industry has been the transition to selling "one-sided" mattresses versus "two-sided" mattresses, which had been the industry norm for many years. All of the four largest bedding manufacturers and most others have converted their product lines to the sale of "one-sided" mattresses. Since a "one-sided" mattress uses approximately 30% less mattress ticking, the company believes that the overall industry demand for mattress ticking has been significantly affected by this transition within the bedding industry.

Another product trend impacting this industry is the current trend among mattress manufacturers toward using common SKU's and less expensive fabric for the borders, which is the ticking that goes on the side of the mattresses and box springs.

A product trend within mattress ticking is the increasing popularity of knitted mattress tickings, as opposed to woven and printed tickings. Knitted ticking is currently being used primarily on premium mattresses. The company believes knitted ticking market share will continue to grow for the foreseeable future as these products are now being placed on mattresses at mid-range retail price points. The company sources and markets a line of these products.

One additional product trend impacting the bedding industry is the focus on producing flame-resistant material that is designed to meet the State of California's new open flame mattress flammability standard and other flammability standards currently under consideration. The company is continuing to monitor these standards and the various methods that mattress manufacturers and ticking makers can use to meet flammability standards.

Overview of Residential Furniture Industry

The residential furniture industry is a mature industry, with long-term growth rates generally close to the overall growth rate of the U.S. economy. According to the American Home Furnishings Alliance (AHFA), a trade association, the U.S. residential furniture industry has grown over the last 20 years from $12.4 billion in residential furniture wholesale shipments in 1984 to $24.6 billion in 2004. However, during the last four years the residential furniture industry has been impacted by the general economic slowdown, as well as a structural shift to offshore sourcing, primarily from China, which has led to deflation in retail furniture prices.

The upholstered furniture sector has been outperforming the wood sector in recent years. According to the AHFA, upholstered furniture has grown from 40.0% of total residential furniture wholesale shipments in 1997 to 49.0% in 2004. It has appeared in recent years that the upholstered furniture segment is less vulnerable to economic downturns and more responsive to economic recoveries than the wood sector. The company believes that consumers are more willing to postpone wooden casegoods purchases in deference to upholstered products, which receive a higher priority. Furthermore, upholstered products have a shorter average life, as they are more prone to everyday wear as well as changes in design trends and home fashion. This phenomenon is apparent from recent residential furniture industry trends. For example, in 2003, while total industry shipments were slightly down, the upholstery segment was flat and wood shipments were down by 4.4%. In 2004, the upholstery segment grew 10.4% and wood shipments grew by 4.2%.

There are several key issues facing the residential furniture industry:

o The sourcing of components and fully assembled furniture from overseas continues to play a major role in the residential furniture industry, with sales of imported furniture growing at a much faster rate than the overall industry. According to Furniture/Today, imports of residential furniture into the U.S. grew 15% to $18.4 billion in 2004. By far, the largest source for these imports continues to be China, which accounted for approximately 47% of total U.S. imports in 2004, up from approximately 41% in 2002. In past years, a large majority of furniture imports from China were wooden "casegoods," but there has been significant recent growth in imports of upholstered furniture components, including upholstery fabric and "cut-and-sewn kits" for furniture covers. This trend has been especially strong for leather furniture, and it now extends to other coverings, including microdenier suedes and the more traditional types of fabrics manufactured by the company. Fabrics entering the U.S. from China and other low labor cost countries are resulting in increased price competition in the upholstery fabric and upholstered furniture markets. In addition, competition in the U.S. domestic market has increased further following the January 1, 2005 expiration of the quotas imposed under the Uruguay Round Agreement on Textiles and Clothing on textile and apparel products coming into the U.S.

o Leather upholstered furniture has been gaining market share over the last ten years. This trend has increased over the last three to four years in large part because selling prices of leather furniture have been declining significantly over this time period.

o The residential furniture industry has been consolidating at the manufacturing level for several years. The result of this trend is fewer, but larger, customers for upholstery fabric manufacturers. The company believes that this consolidation favors larger upholstery fabric manufacturers capable of supplying a range of product choices at the volumes required by major furniture manufacturers on a timely basis.

o In recent years, several of the nation's larger furniture manufacturers have opened retail outlets of their own. As top retailers shift floor space to private label imports, manufacturers are focused on distributing their own products. In addition, furniture marketing by "lifestyle" retailers has increased, which has increased the number of retail outlets for residential furniture but has also increased the reliance on private brands or private labels.

o    The  company  believes  that  demographic  trends  support  the outlook for continued long-term growth in the U.S. residential furniture. In particular, "baby boomers" (people born between 1946 to 1964) are reaching their highest earning power and are the most likely group to upgrade their home decor. In addition, many of these individuals are purchasing vacation and second homes, as evidenced by the increasing number of such homes in the U.S. Additionally, the children of the "baby boomers" are entering their college years and are expected to drive the next wave of household formation in the U.S. According to the U.S. Census Bureau, the home ownership rate is currently at an all-time high in excess of 69%, and the average size of homes in the U.S. continues to increase, further driving purchases of furniture.

Overview of Commercial Furniture Industry

The market for commercial furniture - furniture used in offices and other institutional settings - grew approximately 5.1% from 2003 to 2004, reversing a significant decline that had occurred over the three prior years. According to the Business and Institutional Furniture Manufacturer's Association (BIFMA), a trade association, the commercial furniture market in the U.S. totaled approximately $8.9 billion in 2004 in wholesale shipments by manufacturers. Although higher than 2003, this total still represents a significant decrease from the industry's peak of $13.3 billion in 2000. From 1990 to 2000, the commercial furniture industry grew at a compound annual growth rate of 5.3%. The commercial furniture industry is largely affected by economic trends. The commercial furniture industry declined significantly from 2001 through 2003, reflecting economic trends affecting businesses, which are the ultimate customers in this industry.

Products

As described above, the company's products include mattress fabrics and upholstery fabrics, which are the company's identified operating segments.

Mattress Fabrics Segment
The company manufactures and markets mattress fabrics for sale to bedding manufacturers. Mattress fabrics segment sales constituted 37% of consolidated sales in fiscal 2005, up from 33% in fiscal 2004. The company has emphasized fabrics and patterns that have broad appeal at prices generally ranging from $1.75 to $5.00 per yard.

Upholstery Fabrics Segment
The company derives the majority of its revenues from the sale of upholstery fabrics, primarily to the residential and commercial (contract) furniture markets. Upholstery fabrics segment sales totaled 63% of consolidated sales for fiscal 2005, down from 67% in fiscal 2004. The company has emphasized fabrics and patterns that have broad appeal at "good" and "better" prices, generally ranging from $3.00 per yard to $8.00 per yard.

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

                 Culp Fabric Categories By Segment and Division
                 ----------------------------------------------
Mattress Fabrics                           Characteristics                      Principal Markets
----------------                           ---------------                      -----------------
Culp Home Fashions:
Woven jacquards        Florals and other intricate designs. Woven on complex    Bedding
                       looms using a variety of synthetic and natural yarns.

Prints                 Variety of designs produced economically by screen       Bedding
                       printing onto a variety of base fabrics, including
                       jacquards, knits, poly/cotton sheeting and non-wovens.

Knitted Ticking        Floral and other intricate designs produced on           Bedding
                       special-width circular machines utilizing a variety of
                       synthetic and natural yarns. Knitted ticking has
                       inherent stretching properties and spongy softness,
                       and conforms well with layered foam packages.

Upholstery Fabrics
------------------
Culp
Decorative Fabrics:
Woven jacquards        Elaborate, complex designs such as florals and           Residential furniture
                       tapestries and tapestries in  traditional,               Commercial furniture
                       transitional and contemporary styles. Woven on
                       intricate looms using a wide variety of synthetic and
                       natural yarns.

Culp Velvet/ Prints:

Prints                 Sharp, intricate designs on flock or jacquard base       Residential furniture
                       fabrics. Plush feel (flocks), deep colors (jacquards)    Juvenile furniture
                       and excellent wearability. Produced by using heat and
                       pressure to transfer color from printed paper onto
                       base fabric.

Woven velvets          Basic designs such as plaids in traditional and          Residential furniture
                       contemporary styles with a plush feel. Woven with a
                       short-cut pile using various weaving methods and
                       synthetic yarns.

Tufted velvets         Lower cost production process of velvets in which        Residential furniture
                       synthetic yarns Residential furniture are punched into
                       a base polyester fabric for texture. Similar designs
                       as woven velvets.

Suede fabrics          Fabrics woven or knitted using microdenier yarns,        Residential furniture
                       which are piece dyed and finished, usually by sanding.
                       The fabrics are typically plain or with small jacquard
                       designs.
======================================================================================================

The company's products include all major types of coverings, except for leather, that manufacturers use today for furniture and bedding. The company also markets fabrics for certain specialty markets, but these do not currently represent a material portion of the company's business. See "Overview of Industry."

Manufacturing

The company operates nine (9) manufacturing facilities for the production and finishing of its mattress and upholstery fabrics. These plants encompass a total of approximately 2.0 million square feet and include yarn extrusion, spinning, dyeing and texturizing equipment, narrow and wide-width jacquard looms, woven velvet looms, tufting machines, printing equipment, fabric finishing equipment and various types of surface finishing equipment (such as washing, softening and embossing).

The company's woven fabrics, which include jacquards and velvet, are made from various types of synthetic and natural yarn, such as acrylic polypropylene, polyester, rayon, or cotton. Yarn is woven into various fabrics on jacquard or velvet weaving equipment. Once the weaving is completed, the fabric can be printed or finished using a variety of processes. The company currently extrudes and spins a portion of its own needs for yarn and purchases the remainder from outside suppliers. Culp produces internally a substantial amount of its needs for spun and chenille yarns.

Tufted velvet fabrics are produced by tufting machines, which insert yarn through a woven base fabric, creating a loop pile surface material that is then sheared to create a velvet surface. Tufted velvet fabrics are typically lower-cost fabrics.

Product Design and Styling

Consumer tastes and preferences related to upholstered furniture and bedding change over time. The use of new fabrics and designs remains an important consideration for manufacturers to distinguish their products at retail and to capitalize on changes in preferred colors, patterns and textures. Culp's success is largely dependent on the company's ability to market fabrics with appealing designs and patterns.

The process of developing new designs involves maintaining an awareness of broad fashion and color trends both in the United States and internationally. The upholstery fabric designs are introduced at major fabric trade conferences that occur twice a year in the United States (January and July).

The mattress ticking designs are introduced, once annually, during the summer to fall timeframe. Additionally, the company works closely with its customers, throughout the year, on new line introductions.

Distribution

Mattress Fabrics Segment
Substantially all of the company's shipments of mattress ticking originate from its manufacturing facilities in Stokesdale, North Carolina.

Upholstery Fabrics Segment
The majority of the company's products are shipped directly from its manufacturing and distribution facilities. The "direct ship" program is primarily utilized by large manufacturers. Generally, for small and medium-size residential furniture manufacturers, inventory is maintained in the company's distribution facilities.

Sources and Availability of Raw Materials

Raw materials account for more than half of the company's total production costs. The company purchases various types of synthetic and natural yarns (polypropylene, polyester, acrylic, rayon and cotton), synthetic staple fibers (acrylic and rayon), and certain types of greige goods, polypropylene resins, latex adhesives, dyes and chemicals from a variety of suppliers. The company produces internally a significant portion of raw materials, such as chenille, pile and other filling yarns, polypropylene yarns and printed heat-transfer paper. As a result, a large portion of its raw materials are comprised of more basic commodities such as rayon staple, polypropylene resin chips, polyester warp yarns, and polyester woven substrates. The prices of such materials fluctuate depending upon current supply and demand conditions and the general rate of inflation. Many of the company's basic raw materials are petrochemical products or are produced from such products; and therefore, the company's raw material costs are sensitive to changes in petrochemical prices, as has been the case with the recent increase in oil prices. Generally, the company has not had significant difficulty in obtaining raw materials. During the fourth quarter of fiscal 2005, Solutia, which was the company's supplier for acrylic fiber, exited the acrylic fiber business. In response to this event, the company has identified certain international suppliers as alternative sources for procuring acrylic fiber. The transition to the alternative suppliers is proceeding as planned.

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

Competition

Competition for the company's products is high and is based primarily on price, design, quality, timing of delivery and service.

Mattress Fabrics Segment
The mattress ticking market is concentrated in a few relatively large suppliers. The company believes its principal mattress ticking competitors are Bekaert Textiles B.V., Blumenthal Print Works, Inc., Burlington Industries (now a part of International Textile Group, ITG) and Tietex, Inc.

Upholstery  Fabrics  Segment
In spite of the trend toward consolidation in the upholstery fabric market, the company competes against a large number of producers, ranging from a few large manufacturers comparable in size to the company to small producers, and a growing number of converters of fabrics. The company believes its principal domestic upholstery fabric competitors are Joan Fabrics Corporation (including its Mastercraft division), Richloom Fabrics, S.T.I. and Quaker Fabric Corporation.

Until approximately four years ago, overseas producers had not historically been a source of significant competition for the company. Recent trends, however, have shown significant increased competition in U.S. markets by foreign producers of upholstery fabric, furniture components and finished upholstery furniture, as well as increased sales in the U.S. of leather furniture produced overseas (which competes with upholstered furniture for market share). In addition, as previously discussed, competition in the U.S. domestic market has increased further following the January 1, 2005 expiration of the quotas imposed under the Uruguay Round Agreement on Textiles and Clothing. Foreign manufacturers often are able to produce upholstery fabric and other components of furniture with significantly lower raw material and production costs (especially labor) than those of the company and other U.S.-based manufacturers. The company competes with lower cost foreign goods on the basis of design, quality, reliability and speed of delivery. In addition, the company has established an operation in China to facilitate the sourcing and finishing of goods produced in Asia, and the company has other overseas sourcing efforts underway as well.

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

The company periodically is involved in environmental claims or litigation and requests for information from environmental regulators. Each of these matters is carefully evaluated, and the company provides for environmental matters based on information presently available. Based on this information, the company does not believe that environmental matters will have a material adverse effect on either the company's financial condition or results of operations. However, there can be no assurance that the costs associated with environmental matters will not increase in the future.

Employees

As of May 1, 2005, the company had approximately 1,900 employees, compared to approximately 2,300 at the end of fiscal 2004. All of the hourly employees at the Rayonese facility in Canada (approximately 12% of the company's workforce) are represented by a local, unaffiliated union. The collective bargaining agreement for the Rayonese hourly employees was renewed in 2005 and expires on February 1, 2008. The company is not aware of any efforts to organize any more of its employees and believes its relations with its employees are good.

Customers and Sales

Mattress Fabrics Segment
During fiscal 2005, 90% of mattress fabrics sales were concentrated among approximately 80 customers. Major customers include the leading bedding manufacturers: Sealy, Serta (National Bedding), and Simmons. The loss of one or more of these customers would have a material adverse effect on the company. Culp's mattress ticking customers also include many small and medium-size bedding manufacturers.

In international markets outside North America, Culp sells mattress ticking primarily to distributors that maintain inventories for resale to bedding manufacturers.

Upholstery Fabrics Segment
For fiscal 2005, 90% of upholstery fabrics sales were concentrated among approximately 160 customers. Major customers are leading manufacturers of upholstered furniture, including Bassett, Furniture Brands International (Broyhill, Thomasville, and Lane /Action), Best Home Furnishings, Klaussner Furniture, Berkline, Benchcraft, Flexsteel and La-Z-Boy (La-Z-Boy Residential, Bauhaus, England, and Clayton Marcus). Representative customers for the company's fabrics for commercial furniture include HON Industries, Global Upholstery and Steelcase. The company's two largest customers in this segment are La-Z-Boy Incorporated and Furniture Brands International, Inc., the loss of either of which would have a material adverse effect on the company. The company's sales to La-Z-Boy accounted for approximately 15% of the company's total sales in fiscal 2005. Patrick H. Norton, Chairman of La-Z-Boy, serves on the company's board of directors.

In international markets, Culp sells upholstery fabrics to distributors that maintain inventories for resale to furniture manufacturers. In addition, the company has established an operation in China to facilitate the sourcing (and finishing) of goods produced in Asia, and to provide fabrics to customers' "cut and sewn" operations.

The following table sets forth the company's net sales by geographic area by amount and percentage of total net sales for the three most recent fiscal years.

                                        Net Sales by Geographic Area
                                        ----------------------------
                                            (dollars in thousands)

                             Fiscal 2005         Fiscal 2004         Fiscal 2003
                         ------------------  ------------------  ------------------

United States            $ 254,249    88.7%  $ 282,865    88.8%  $ 299,768    88.3%
                         ---------- -------  ---------- -------  ---------- -------
North America               22,503     7.9      26,740     8.4      30,375     8.9
(Excluding USA)
Far East and Asia            8,690     3.0       6,954     2.2       4,926     1.5

All other areas              1,056     0.4       1,557     0.6       4,577     1.3
                         ---------- -------  ---------- -------  ---------- -------

Subtotal (International)    32,249    11.3      35,251    11.2      39,878    11.7
                         ---------- -------  ---------- -------  ---------- -------

Total                    $ 286,498   100.0%  $ 318,116   100.0%  $ 339,646   100.0%
                         ========== =======  ========== =======  ========== =======

For additional segment information, see note 16 in the consolidated financial statements.

Backlog

Mattress Ticking Segment
The backlog for mattress ticking is not a reliable predictor of future shipments because the majority of sales are on a just-in-time basis.

Upholstery Fabrics Segment
Because many of the company's upholstery fabric customers have an opportunity to cancel orders, and because the company makes a significant portion of its upholstery sales through in-stock positions, it is difficult to predict the amount of backlog that is "firm." For this reason, the company has reported the portion of the upholstery fabric backlog from customers (excluding orders to replenish warehouses) with confirmed shipping dates within five weeks of the end of the fiscal year. On May 1, 2005, the portion of the upholstery fabric backlog with confirmed shipping dates prior to June 5, 2005 was $12.5 million, all of which are expected to be filled early during fiscal year 2006, as compared to $9.6 million as of the end of fiscal 2004 (for confirmed shipping dates prior to June 6, 2004).

                               ITEM 2. PROPERTIES

The company's headquarters are located in High Point, North Carolina. As of the end of fiscal 2005, the company owned or leased nine (9) active and one (1) inactive manufacturing facility, a design center and two (2) regional distribution facilities. On June 30, 2005, the company sold its design center and distribution center, both located in Burlington, North Carolina. The following is a list of the company's principal administrative, manufacturing and distribution facilities. The manufacturing facilities and distribution centers are organized by segment.

                                                                            Approx.
                                                                           Total Area    Expiration
Location                                  Principal Use                    (Sq. Ft.)     of Lease (1)
--------                                  -------------                    ---------    -------------

o  Administrative and Design Facilities:
     High Point, North Carolina           Corporate headquarters             55,000        Owned
     Burlington, North Carolina (2)       Design center                      30,000        Owned

o  Mattress Fabrics:
     Stokesdale, North Carolina           Manufacturing and distribution    220,000        Owned
     St. Jerome, Quebec, Canada           Manufacturing                     202,500        Owned

o  Upholstery Fabrics:
     Graham, North Carolina               Manufacturing                     341,000        Owned
     Burlington, North Carolina           Manufacturing                     302,000        Owned
     Shelby, North Carolina               Manufacturing                     101,000        Owned
     Anderson, South Carolina             Manufacturing                      99,000        Owned
     Lincolnton, North Carolina           Manufacturing                      78,000        Owned
     Burlington, North Carolina (3)       Manufacturing and distribution    275,000         2007
     Burlington, North Carolina (2)       Distribution and yarn warehouse   112,500        Owned
     Tupelo, Mississippi                  Regional distribution              57,000         2018
     Los Angeles, California              Regional distribution              33,000         2007
     Shanghai, China                      Manufacturing                      65,000         2006
     Shanghai, China                      Distribution and future growth    100,000         2008
     Chattanooga, Tennessee               Inactive                          290,000         2008
-------------------------------------------
(1)  Includes all options to renew, except for inactive properties
(2)  The company sold this facility on June 30, 2005.
(3)  To be used as an inspection and distribution  facility for fabrics imported from offshore  sources and for finished goods  warehousing of  domestically produced upholstery fabrics.

The company believes that its facilities are in good condition, well maintained and suitable and adequate for present utilization. Due to the restructuring efforts in the upholstery fabrics segment, and the capital improvement project in the mattress fabrics segment, determining an accurate measure of capacity in either segment is difficult. Nonetheless, management has estimated that in the mattress fabrics segment, the company has manufacturing capacity to produce approximately 5% more products (measured in yards) than it manufactured in fiscal 2005. In the upholstery fabrics segment, management has estimated that the company has manufacturing capacity to produce approximately 38% more products (measured in yards) than it sold during fiscal 2005. In addition, the company has the ability to source additional mattress ticking and upholstery fabrics from outside suppliers, further increasing its ultimate output of finished goods.

                            ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which the company, or its subsidiaries, is a party or of which any of their property is the subject that are required to be disclosed under this item.

                       ITEM 4. SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter ended May 1, 2005.

                                     PART II

                   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON
                     EQUITY AND RELATED STOCKHOLDER MATTERS

     Registrar and Transfer Agent
     EQUISERVE TRUST COMPANY, N.A.
     c/o Computershare Investor Services
     Post Office Box 43023
     Providence, Rhode Island 02940-3023
     (800) 633-4236
     (816) 843-4293 (Foreign shareholders)
     www.computershare.com\equiserve

Stock Listing
Culp, Inc. common stock is traded on the New York Stock Exchange under the symbol CFI. As of May 1, 2005, Culp, Inc. had approximately 1,700 shareholders based on the number of holders of record and an estimate of individual participants represented by security position listings.

     Analyst Coverage
     These analysts cover Culp, Inc.:

     BB&T Capital Markets - Joel Havard
     Morgan Keegan - Laura Champine, CFA
     Raymond, James & Associates - Budd Bugatch, CFA
     Sidoti & Company, LLC - Todd A. Schwartzman, CFA
     Value Line - Craig Sirois

     See Item 6, Selected Financial Data, for market and dividend information regarding the company's common stock.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------


                                                                                                                          percent
                                                                      fiscal    fiscal    fiscal    fiscal    fiscal    change
(amounts in thousands, except per share amounts)                       2005      2004      2003      2002      2001  2005/2004
-------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) STATEMENT DATA
   net sales                                                     $  286,498   318,116   339,646   382,574   410,609      (9.9)%
   cost of sales (6)                                                260,341   259,794   282,073   319,717   354,622       0.2
-------------------------------------------------------------------------------------------------------------------------------
        gross profit                                                 26,157    58,322    57,573    62,857    55,987     (55.2)
   S G & A expenses                                                  35,357    41,019    40,040    48,059    50,366     (13.8)
   goodwill impairment/amortization                                   5,126         0         0     1,395     1,395     100.0
   restructuring (credit) expense and asset impairment (6)           10,372    (1,047)   12,981    10,368     5,625  (1,090.6)
-------------------------------------------------------------------------------------------------------------------------------
        income (loss) from operations                               (24,698)   18,350     4,552     3,035    (1,399)   (234.6)
   interest expense                                                   3,713     5,528     6,636     7,907     9,114     (32.8)
   interest income                                                     (134)     (376)     (596)     (176)      (46)    (64.4)
   early extinguishment of debt                                           0     1,672         0         0         0    (100.0)
   other expense                                                        517       750       805     1,444     1,941     (31.1)
-------------------------------------------------------------------------------------------------------------------------------
        income (loss) before income taxes                           (28,794)   10,776    (2,293)   (6,140)  (12,408)   (367.2)
   income taxes                                                     (10,942)    3,556    (1,557)   (2,700)   (4,097)       N.M
-------------------------------------------------------------------------------------------------------------------------------
   income (loss) before cumulative effect of accounting change      (17,852)    7,220      (736)   (3,440)   (8,311)   (347.3)
   cumulative effect of accounting change, net of income tax (7)          0         0   (24,151)        0         0        N.M
-------------------------------------------------------------------------------------------------------------------------------
             net income (loss)                                   $  (17,852)    7,220   (24,887)   (3,440)   (8,311)    347.3
-------------------------------------------------------------------------------------------------------------------------------
   depreciation                                                  $   18,884    13,642    13,990    17,274    19,391      38.4
   cash dividends                                                         0         0         0         0     1,177         -
-------------------------------------------------------------------------------------------------------------------------------
   weighted average shares outstanding                               11,549    11,525    11,462    11,230    11,210       0.2
   weighted average shares outstanding,
        assuming dilution                                            11,549    11,777    11,462    11,230    11,210      (1.9)
-------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
   basic income (loss) per share:
        income (loss) before cumulative effect of
        accounting change                                        $    (1.55)     0.63     (0.06)    (0.31)    (0.74)       N.M
        cumulative effect of accounting change (7)                        0         0     (2.11)        0         0         -
-------------------------------------------------------------------------------------------------------------------------------
        net income (loss)                                        $    (1.55)     0.63     (2.17)    (0.31)    (0.74)    345.4
-------------------------------------------------------------------------------------------------------------------------------

   diluted income (loss) per share:
        income (loss) before cumulative effect of
        accounting change                                        $    (1.55)     0.61     (0.06)    (0.31)    (0.74)       N.M
        cumulative effect of accounting change (7)                        0         0     (2.11)        0         0         -
-------------------------------------------------------------------------------------------------------------------------------
        net income (loss)                                        $    (1.55)     0.61     (2.17)    (0.31)    (0.74)    353.4
-------------------------------------------------------------------------------------------------------------------------------

   cash dividends                                                $     0.00      0.00      0.00      0.00     0.105       0.0
   book value                                                          7.43      8.95      8.33     10.52     10.85     (17.0)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
   operating working capital (5)                                 $   56,471    64,441    61,937    76,938    90,475     (12.4)%
   property, plant and equipment, net                                66,032    77,770    84,962    89,772   112,322     (15.1)
   total assets                                                     176,123   193,816   218,153   287,713   289,580      (9.1)
   capital expenditures                                              14,360     6,747    12,229     4,729     8,050     112.8
   long-term debt (1)                                                50,550    51,030    76,500   108,484   111,656      (0.9)
   shareholders' equity                                              85,771   103,391    95,765   119,065   121,802     (17.0)
   capital employed (3)                                             136,321   154,421   172,265   227,549   233,458     (11.7)
-------------------------------------------------------------------------------------------------------------------------------
RATIOS & OTHER DATA
   gross profit margin                                                  9.1%     18.3%     17.0%     16.4%     13.6%
   operating income (loss) margin                                      (8.6)      5.8       1.3       0.8      (0.3)
   net income (loss) margin before cumulative effect of
      accounting change                                                (6.2)      2.3      (0.2)     (0.9)     (2.0)
   effective income tax rate                                           38.0%     33.0%     67.9%     44.0%     33.0%
   long-term debt to total capital employed ratio (1)                  37.1%     33.0%     44.4%     47.7%     47.8%
   operating working capital turnover (5)                               4.8       5.2       5.0       4.5       4.0
   days sales in receivables                                             37        35        35        41        51
   inventory turnover                                                   5.2       5.3       5.3       5.4       5.3
--------------------------------------------------------------------------------------------------------------------
STOCK DATA
   stock price
        high                                                     $     9.10     12.28     17.89     10.74      7.25
        low                                                            4.20      5.05      3.75      2.12      1.63
        close                                                          4.70      8.61      5.00      9.30      4.95
   P/E ratio (2)
        high (4)                                                        N.M.     20.1       N.M.      N.M.      N.M.
        low (4)                                                         N.M.      8.3       N.M.      N.M.      N.M.
   daily average trading volume (shares)                               21.1      55.9      92.3      24.9      16.2
--------------------------------------------------------------------------------------------------------------------


(1)  Long-term debt includes long- and short-term debt
(2)  P/E ratios based on trailing 12-month net income (loss) per share
(3)  Capital employed includes long-term debt and shareholders' equity
(4)  N.M - Not meaningful
(5) Operating working capital for this calculation is accounts receivable, inventories and accounts payable
(6) The company incurred restructuring and related charges in fiscal 2005, 2003, 2002 and 2001. See note 2 of the company's consolidated financial statements
(7)  See  summary  of   significant   accounting   policies  of  the   company's
     consolidated financial statements

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes attached thereto.

Overview

The company's fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The year ended May 1, 2005 included 52 weeks versus 53 weeks for the same period of fiscal 2004. The company's operating segments are mattress fabrics and upholstery fabrics, with related divisions organized within those segments. In mattress fabrics, Culp Home Fashions markets a broad array of fabrics used by bedding manufacturers. In upholstery fabrics, Culp Decorative Fabrics markets jacquard woven fabrics for residential and commercial furniture and yarn for use primarily by the company, with some outside sales. Culp Velvets/Prints markets velvet, printed fabrics and microdenier suedes used primarily for residential furniture.

Effective May 3, 2004, the company began allocating selling, general and administrative expenses to its operating segments and began evaluating the operating performance of its segments based upon income (loss) from operations before restructuring and related charges or credits and certain unallocated corporate expenses. Previously, the company evaluated operating segment performance based upon gross profit. Operating income (loss) and gross profit for prior periods by segment is presented for comparative purposes. Unallocated corporate expenses represent primarily compensation and benefits for certain executive officers and all costs related to being a public company. Segment assets include assets used in the operation of each segment and consist of accounts receivable, inventories, and property, plant and equipment. The company no longer allocates goodwill to its operating segments for the purposes of evaluating operating performance.

The company's net sales for fiscal 2005 decreased 9.9%, with sales decreasing substantially in the upholstery fabrics segment and remaining essentially flat in the mattress fabrics segment when compared to fiscal 2004. The company reported a net loss of $17.9 million, or $1.55 per share diluted, which included restructuring and related charges of $18.1 million and $5.1 million of goodwill impairment related to the upholstery fabrics segment. The overall sales decline was attributable to continued softness in the company's domestically produced upholstery fabrics business, resulting primarily from the current consumer preference for leather and suede furniture and the growing competition from imported fabrics and cut and sewn kits, primarily from China. In addition to the restructuring and related charges and goodwill impairment that lowered operating income in fiscal 2005, the company's financial performance was further impacted by higher raw material costs, the underutilization of the company's U.S. manufacturing capacity and manufacturing variances related to the restructuring actions in the upholstery fabrics segment, and industry wide pricing pressure in the mattress fabrics segment.

The company is taking aggressive steps to address the challenges facing both of its segments. During fiscal 2005, the company initiated two major restructuring initiatives in the upholstery fabrics segment, both of which are designed to bring U.S. manufacturing capacity in line with demand, reduce costs, increase asset utilization and improve profits. In addition, the company has identified opportunities to reduce cost in its mattress fabrics segment by consolidating mattress ticking operations.

In an effort to offset the loss in sales of U.S. produced upholstery fabric products, the company is working on several initiatives to source and market upholstery fabric produced internationally, primarily from Asia. These measures are part of the company's continuing efforts to meet demand from consumers for certain types of fabrics, as well as serve the growing segment of the company's customer base that is establishing or expanding production in international areas. As a result of the company's offshore efforts, including its China platform, the company is experiencing higher sales of upholstery fabrics products produced outside the company's U.S. manufacturing plants, a trend that is expected to continue.

Results of Operations

The following table sets forth certain items in the company's consolidated statements of income (loss) as a percentage of net sales.

                                                       2005     2004     2003
                                                      -------  -------  -------
Net sales                                              100.0%   100.0%   100.0%
Cost of sales                                           90.9     81.7     83.0
                                                      -------  -------  -------
   Gross profit                                          9.1     18.3     17.0
Selling, general and administrative expenses            12.3     12.9     11.8
Goodwill impairment                                      1.8      0.0      0.0
Restructuring (credit) expense and asset impairments     3.6     (0.3)     3.8
                                                      -------  -------  -------
   Income (loss) from operations                        (8.6)     5.8      1.3
Interest expense, net                                    1.3      1.6      1.8
Early extinguishment of debt                             0.0      0.5      0.0
Other expense                                            0.2      0.2      0.2
                                                      -------  -------  -------
   Income (loss) before income taxes                   (10.1)     3.4     (0.7)
Income taxes *                                          38.0     33.0     67.9
                                                      -------  -------  -------
   Income (loss) before cumulative effect
    of accounting change                                (6.2)%    2.3%    (0.2)%
                                                      =======  =======  =======

* Calculated as a percent of income (loss) before income taxes

The following tables set forth the company's sales, gross profit and operating income (loss) by segment/division for the fiscal years ended May 1, 2005, May 2, 2004 and April 27, 2003.

                                   CULP, INC.
      SALES, GROSS PROFIT AND OPERATING INCOME (LOSS) BY SEGMENT/DIVISION
             FOR THE TWELVE MONTHS ENDED MAY 1, 2005 AND MAY 2, 2004

                             (Amounts in thousands)


                                                                               TWELVE MONTHS ENDED
                                                    --------------------------------------------------------------------------

                                                              Amounts                                Percent of Total Sales
                                                    ----------------------------                  ----------------------------
                                                       May 1,          May 2,          % Over         May 1,        May 2,
Net Sales by Segment                                        2005           2004       (Under)              2005         2004
--------------------------------------------------- -------------   ------------    ------------  --------------- ------------
Mattress Fabrics
     Culp Home Fashions                            $     105,432        106,322           (0.8)%           36.8 %       33.4 %
                                                    -------------   ------------    ------------  --------------- ------------

Upholstery Fabrics
    Culp Decorative Fabrics                              102,185        124,272          (17.8)%           35.7 %       39.1 %
    Culp Velvets/Prints                                   78,881         87,522           (9.9)%           27.5 %       27.5 %
                                                    -------------   ------------    ------------  --------------- ------------
                                                         181,066        211,794          (14.5)%           63.2 %       66.6 %
                                                    -------------   ------------    ------------  --------------- ------------

     Net Sales                                     $     286,498        318,116           (9.9)%          100.0 %      100.0 %
                                                    =============   ============    ============  =============== ============


Gross Profit by Segment                                                                                Gross Profit Margin
---------------------------------------------------                                               ----------------------------

Mattress Fabrics                                   $      16,819         23,376          (28.1)%           16.0 %       22.0 %
Upholstery Fabrics                                        16,899         34,946          (51.6)%            9.3 %       16.5 %
Restructuring related charges                             (7,561)(1)          0         (100.0)%           (4.2)%        0.0 %
                                                    -------------   ------------    ------------  --------------- ------------

     Gross Profit                                  $      26,157         58,322          (55.2)%            9.1 %       18.3 %
                                                    =============   ============    ============  =============== ============


Operating Income (loss) by Segment                                                               Operating Income (Loss) Margin
---------------------------------------------------                                               ----------------------------

Mattress Fabrics                                   $       9,389         14,986          (37.3)%            8.9 %       14.1 %
Upholstery Fabrics                                        (6,435)         6,836         (194.1)%           (3.6)%        3.2 %
Unallocated corporate expenses                            (4,480)        (4,519)          (0.9)%           (1.6)%       (1.4)%
Goodwill impairment                                       (5,126)             0         (100.0)%           (1.8)%        0.0 %
Restructuring and related charges and credits            (18,046)(1)      1,047  (3)  (1,823.6)%          (10.0)%        0.5 %
                                                    -------------   ------------    ------------  --------------- ------------

     Operating income (loss)                       $     (24,698)        18,350         (234.6)%           (8.6)%        5.8 %
                                                    =============   ============    ============  =============== ============


Depreciation by Segment
---------------------------------------------------

Mattress Fabrics                                   $       3,635 (2)      3,753           (3.1)%
Upholstery Fabrics                                         9,227 (2)      9,889           (6.7)%
                                                    -------------   ------------    ------------
Total Depreciation                                 $      12,862         13,642           (5.7)%
                                                    =============   ============    ============


(1) The $7.6 million represents restructuring related charges of $6.0 million for accelerated depreciation and $1.6 million for inventory write-downs. The $18.0 million represents $7.7 million in related charges for accelerated depreciation and inventory markdowns, $5.6 million related to write-downs of buildings and equipment, $2.5 million related to asset movement costs, and $2.2 million related to employee termination costs.

(2) Excludes accelerated depreciation of approximately $6.0 million associated with plant and equipment.

(3) The $1.0 million restructuring credit represents adjustment of accrued employee benefit and other plant closing costs related to the shutdown of the Chattanooga and Lumberton operations.

                                   CULP, INC.
          SALES, GROSS PROFIT AND OPERATING INCOME BY SEGMENT/DIVISION
           FOR THE TWELVE MONTHS ENDED MAY 2, 2004 AND APRIL 27, 2003

                             (Amounts in thousands)


                                                                                  TWELVE MONTHS ENDED
                                                          -------------------------------------------------------------------

                                                                   Amounts                           Percent of Total Sales
                                                          --------------------------                -------------------------
                                                            May 2,       April 27,       % Over       May 2,      April 27,
Net Sales by Segment                                            2004           2003      (Under)          2004         2003
--------------------------------------------------------- -----------   ------------   -----------  ------------  -----------
Mattress Fabrics
     Culp Home Fashions                                  $   106,322         99,550          6.8 %        33.4 %       29.3 %
                                                          -----------   ------------   -----------  ------------  -----------

Upholstery Fabrics
    Culp Decorative Fabrics                                  124,272        144,047        (13.7)%        39.1 %       42.4 %
    Culp Velvets/Prints                                       87,522         96,049         (8.9)%        27.5 %       28.3 %
                                                          -----------   ------------   -----------  ------------  -----------
                                                             211,794        240,096        (11.8)%        66.6 %       70.7 %
                                                          -----------   ------------   -----------  ------------  -----------

     Net Sales                                           $   318,116        339,646         (6.3)%       100.0 %      100.0 %
                                                          ===========   ============   ===========  ============  ===========


Gross Profit by Segment                                                                                Gross Profit Margin
---------------------------------------------------------                                           -------------------------

Mattress Fabrics                                         $    23,376         22,835          2.4 %        22.0 %       22.9 %
Upholstery Fabrics                                            34,946         37,656         (7.2)%        16.5 %       15.7 %
Restructuring related charges                                      0         (2,918)(2)   (100.0)%         0.0 %       (1.2)%
                                                          -----------   ------------   -----------  ------------  -----------

     Gross Profit                                        $    58,322         57,573          1.3 %        18.3 %       17.0 %
                                                          ===========   ============   ===========  ============  ===========


Operating Income by Segment                                                                          Operating Income Margin
---------------------------------------------------------                                           -------------------------

Mattress Fabrics                                         $    14,986         15,117         (0.9)%        14.1 %       15.2 %
Upholstery Fabrics                                             6,836          8,395        (18.6)%         3.2 %        3.5 %
Unallocated corporate expenses                                (4,519)        (3,061)        47.6 %        (1.4)%       (0.9)%
Restructuring and related charges and credits                  1,047 (1)    (15,899)(2)   (106.6)%         0.5 %       (6.6)%
                                                          -----------   ------------   -----------  ------------  -----------

     Operating income                                    $    18,350          4,552        303.1 %         5.8 %        1.3 %
                                                          ===========   ============   ===========  ============  ===========


Depreciation by Segment
---------------------------------------------------------

Mattress Fabrics                                         $     3,753          2,679         40.1 %
Upholstery Fabrics                                             9,889         11,311        (12.6)%
                                                          -----------   ------------   -----------
Total Depreciation                                       $    13,642         13,990         (2.5)%
                                                          ===========   ============   ===========


(1) The $1.0 million restructuring credit represents adjustment of accrued employee benefit and other plant closing costs related to the shutdown of the Chattanooga and Lumberton operations.

(2) The $2.9 million represents restructuring related charges of $1.7 million for asset movement costs and $1.2 million for inventory write-downs, related to CDF.

     The $15.9 million represents $12.1 million of restructuring expenses related to CDF for lease termination expenses and personnel costs, $1.7 million of restructuring related charges for asset movement costs regarding CDF, $1.2 million of restructuring related charges for inventory write-downs regarding CDF, $1.3 million of restructuring expenses related to write-downs of equipment in connection with the exit from the wet printed flock business by CVP, offset by a restructuring credit of $354,000 for over accrued employee benefit and plant security costs.

2005 compared with 2004

The company's net sales for fiscal 2005 decreased 9.9% to $286.5 million; and the company reported a net loss of $17.9 million, or $1.55 per share diluted, versus net income of $7.2 million, or $0.61 per share diluted, in fiscal 2004. Restructuring and related charges of $18.1 million and goodwill impairment of $5.1 million were included in the net loss for fiscal 2005. In addition, restructuring credits of $ 1.0 million and an early extinguishment of debt charge of $ 1.7 million were included in net income for fiscal 2004.

During fiscal 2005, the company began two major restructuring initiatives. A detailed explanation of each plan is presented in the "Restructuring and Related Charges and Goodwill Impairment" sections below. The total charges incurred for both restructuring initiatives were $23.2 million, of which $5.1 million related to goodwill impairment. Of the total charges, $10.4 million was recorded in restructuring expense, $5.1 million was recorded in goodwill impairment, and $113,000 was recorded in selling, general and administrative expenses in the 2005 Consolidated Statement of Income (loss); and $7.6 million was recorded in cost of sales in the 2005 Consolidated Statement of Income (loss).

Restructuring and Related Charges and Goodwill Impairment

October 2004-Upholstery Fabrics: In October 2004, management and the board of directors approved a restructuring plan within the upholstery fabrics segment aimed at reducing costs, increasing asset utilization and improving profitability. Due to continued pressure on demand in this segment, management decided to adjust the company's cost structure and bring U.S. manufacturing capacity in line with demand. The restructuring plan principally involved consolidation of the company's decorative fabrics weaving operations by closing Culp's facility in Pageland, South Carolina, and consolidating those operations into the Graham, North Carolina facility. Additionally, the company consolidated its yarn operations by integrating the production of the Cherryville, North Carolina plant into the company's Shelby, North Carolina facility. Another element of the restructuring plan was a substantial reduction in certain raw material and finished goods stock keeping units, or SKUs, to reduce manufacturing complexities and lower costs, with the ongoing objective of identifying and eliminating products that were not generating acceptable volumes of margins. Finally, the company made reductions in selling, general, and administrative expenses. Overall, these restructuring actions reduced the number of associates by approximately 250 people, representing approximately 14 percent of Culp's upholstery fabrics segment employees.

During fiscal 2005, the total restructuring and related charges incurred for this restructuring initiative were $16.3 million, of which approximately $6.8 million related to accelerated depreciation associated with the plant and equipment disposed of, either by sale or by abandonment, and inventory mark-downs, $5.1 million of goodwill impairment, which represented all of the remaining goodwill associated with the upholstery fabrics segment, $2.4 million related to the dismantling, moving, and relocation of equipment to other company facilities, $1.3 million related to write-downs of buildings and equipment, and $722,000 related to employee termination costs. From this restructuring initiative, the company expects to realize annual savings of approximately $9.5 million, of which approximately $4.0 million will be in fixed manufacturing costs, an estimated $2.0 million in variable manufacturing costs, and approximately $3.5 million in selling, general and administrative costs.

April 2005-Upholstery Fabrics: In April 2005, management and the board of directors approved a restructuring plan within the upholstery fabrics segment designed to reduce costs, increase asset utilization, and improve profitability. The restructuring plan includes consolidation of the company's velvet fabrics manufacturing operations, additional fixed manufacturing cost reductions in the decorative fabrics operation, and significant reductions in selling, general, and administrative expenses within the upholstery fabrics segment. Another element of the restructuring plan will be a substantial reduction in raw material and finished goods stock keeping units or SKUs, to simplify manufacturing processes, increase productivity and reduce inventories. The company is in the process of relocating velvet production equipment from the manufacturing facility in Burlington, North Carolina, to its other velvet plant in Anderson, South Carolina, resulting in significant reduction of fixed manufacturing costs. The Burlington facility will then be utilized as an inspection and distribution facility for fabrics imported from offshore sources and for finished goods warehousing of domestically produced upholstery fabrics. The company has also combined its sales, design, and customer service activities for Culp Decorative Fabrics and Culp Velvets/Prints, the two divisions within the upholstery fabrics segment, and has closed its stand-alone design center, also in Burlington. As a result, on June 30, 2005 the company sold two buildings, both located in Burlington, consisting of approximately 140,000 square feet. Once fully implemented, these initiatives will significantly reduce the company's selling, general, and administrative expenses. Overall, this restructuring action will reduce the number of employees by 225 people, representing approximately 17 percent of those in Culp's domestic upholstery fabrics segment. The implementation of this restructuring initiative began in early May, 2005 and is on schedule to be completed by August, 2005.

During fiscal 2005, the total restructuring and related charges incurred for this restructuring initiative were $7.1 million, of which approximately $4.3 million related to write-downs of building and equipment, $1.9 million related to employee termination costs, $874,000 related to accelerated depreciation associated with the plant and equipment scheduled to be disposed of, either by sale or by abandonment, and inventory mark-downs, and $47,000 related to lease termination costs. As a result of this restructuring initiative, the company expects to achieve annual savings of $11 million, of which approximately $6 million will come from lower selling, general and administrative costs and $5 million will come from lower fixed manufacturing costs.

Mattress Fabrics Segment

Net Sales -- For fiscal 2005, the mattress fabrics segment reported sales of $105.4 million compared with $106.3 million for fiscal 2004. Mattress fabrics sales represented approximately 37% of total sales for fiscal 2005, up from 33% in fiscal 2004. Mattress ticking yards sold during fiscal 2005 were 45.0 million compared with 43.0 million yards sold last fiscal year, an increase of 4.5%. This increase in yards sold is noteworthy because it occurred as the bedding industry completed the transition to selling predominantly one-sided mattresses, which utilize about one-third less mattress ticking. This transition at retail began in mid to late calendar year 2002 and affected sales on a comparable basis through early calendar 2005. The average selling price for mattress ticking was $2.33 per yard compared to $2.45 per yard last fiscal year, a decrease of 5.0%.

The mattress fabrics segment has faced a challenging pricing environment this fiscal year. This has been due in part to the way customers buy ticking. There is a current trend among mattress manufacturers toward using common SKU's and less expensive fabric for borders, which is the ticking that goes on the side of mattresses and box springs. In addition, mattress manufacturers are currently incurring higher costs for other mattress components, such as steel, as well as costs associated with flame retardant requirements. As a result of these increased costs, mattress manufacturers are placing additional pressure on mattress ticking prices, and in some instances manufacturers are moving to lower priced ticking.

Operating income -- For fiscal 2005, the mattress fabrics segment reported operating income of $9.4 million, or 8.9% of sales, compared with $15.0 million, or 14.1% of sales, for fiscal 2004. During fiscal 2005, operating income was affected by industry wide pricing pressure, as well as higher raw material costs due primarily to the increased cost of petroleum based products. In addition to these pressures, operating income was affected by lower margins on closeout sales and manufacturing variances related to the relocation of mattress ticking looms.

The company is taking aggressive steps to address the challenges facing its business in this segment. First, the company has identified opportunities to reduce operating costs by consolidating mattress ticking operations. This $7.0 million capital project involves relocation of ticking looms from an upholstery fabric plant to existing ticking facilities in the U.S. and Canada and the purchase of new weaving machines that are faster and more efficient than the equipment they will replace. This transition is well underway and is expected to be completed as planned by August 2005. More importantly, this transition is expected to generate $4.5 million in annual savings. Second, to partially offset higher material costs, the company implemented a price increase of approximately three percent in this segment during the fourth quarter of this fiscal year. Lastly, the company is placing more design emphasis on new products with higher margins. Management believes the steps being taken will help this segment improve operating margins.

Segment Assets-- Segment assets consist of accounts receivable, inventory and property, plant and equipment. As of May 1, 2005, accounts receivable and inventory totaled $25.0 million, compared to $24.6 million at the end of fiscal 2004. Also as of May 1, 2005, property, plant and equipment totaled $26.7 million, compared to $23.1 million at the end of fiscal 2004. Included in property, plant and equipment are assets located in the U.S. totaling $12.2 million and $9.8 million at May 1, 2005 and May 2, 2004, respectively.

Upholstery Fabrics Segment

Net Sales -- Upholstery fabric sales for fiscal 2005 decreased $30.7 million, or 14.5%, to $181.1 million from $211.8 million in fiscal 2004. Upholstery fabric yards sold during fiscal 2005 were 42.4 million versus 49.6 million in fiscal 2004, a decline of 14.5%. Average selling price was $4.19 per yard for fiscal 2005 compared with $4.20 per yard in fiscal 2004.

The lower sales dollars and yards reflect continued soft demand industry wide for U.S. produced fabrics, as the result of the current consumer preference for leather and suede furniture and the growing competition from imported fabrics and cut and sewn kits, primarily from China. This paradigm shift in the industry is having a significant impact on the company's product mix, leading to significantly lower sales of domestically produced fabrics and rapidly growing sales of offshore manufactured and sourced products. Given these factors, it is difficult for management to predict demand for upholstery fabric manufactured in the U.S. or the extent to which the trend toward lower demand will continue.

The company has undertaken several initiatives to source and market upholstery fabrics produced internationally, primarily in Asia. These measures are part of the company's continuing efforts to meet consumer preferences for certain types of fabrics, as well as to serve the growing segment of the company's customer base that is establishing or expanding furniture production in international areas. As a result of the company's production and offshore sourcing efforts, including the China platform, the company is experiencing higher sales of upholstery fabric products produced outside of the company's U.S. manufacturing plants for fiscal 2005. For fiscal 2005, these sales increased 100.0% over the prior year and accounted for approximately $31.3 million or 17.3% of upholstery fabric sales in fiscal 2005. Fabric produced offshore of $15.6 million accounted for approximately 7.4% of upholstery fabric sales for fiscal 2004. The growth in offshore produced fabrics is a trend that is expected to continue.

A major component of the company's offshore business is its China operation, which began manufacturing operations during the fourth quarter of fiscal 2004. This initiative involves a strategy to link the company's existing customer relationships, design expertise and production technology with low-cost fabric manufacturing in China, while continuing to maintain high quality standards. The company is currently leasing two facilities in the Shanghai region of China, where fabrics sourced in Asia are inspected and tested to assure compliance with the company's quality standards before shipment to its customers. In most cases, additional value-added finishing steps are applied to the fabrics in China before shipment. The company's offshore business represents a significant growth opportunity in an increasing global furniture and fabrics market place. The company's U.S. customers have continued to move an increasing amount of their fabric purchases, including cut and sewn kits, to China, and the company is in position to meet their fabric needs.

Operating income (loss) -- Operating loss for fiscal 2005 was $6.4 million or 3.6% of sales, compared with operating income of $6.8 million, or 3.2% of sales, for fiscal 2004. This significant decrease in segment operating income as compared to last year was primarily due to further underutilization of the company's U.S. manufacturing capacity and manufacturing variances related to restructuring activities. Additionally, the upholstery fabrics segment has been experiencing higher raw material costs due mainly to the increase in cost of petroleum based products.

During the fourth quarter of fiscal 2005, Solutia, which was the company's supplier for acrylic fiber, exited the acrylic fiber business. In response to this event, the company identified certain international suppliers as alternative sources for procuring acrylic fiber. However, in transitioning away from using Solutia, the company incurred higher fiber costs and increased inventory levels. To partially offset higher raw material prices, the company implemented a price increase of approximately three to four percent on domestically produced upholstery fabrics.

As previously discussed, the company is currently implementing aggressive restructuring initiatives to address the significant decline in operating profit in this segment. The restructuring initiatives are moving ahead as planned and management believes that the steps taken will improve operating efficiency and will result in higher asset utilization. However, management will continue to closely monitor trends in demand for upholstery fabrics produced by its domestic mills. If sales in the upholstery fabrics segment of U.S.-produced goods continue to decline and the segment is not able to produce acceptable levels of operating profit, the company will take additional actions to adjust its cost structure and capacity to match demand from its customers. The company could experience additional write-downs of its property, plant and equipment in this business if further restructuring actions or consolidations of assets take place.

Segment Assets -- Segment assets consist of accounts receivable, inventory and property, plant and equipment. As of May 1, 2005, accounts receivable and inventory totaled $54.4 million, compared to $55.1 million at the end of fiscal 2004. Also as of May 1, 2005, property, plant and equipment totaled $39.3 million, compared to $54.6 million at the end of fiscal 2004. Included in property, plant and equipment are assets located in the U.S. totaling $36.2 million and $51.5 million for May 1, 2005 and May 2, 2004, respectively. The total of $36.2 million includes allocations of $5.3 million for the distribution facility and design center, both of which were sold in June 2005, and various other corporate allocations totaling $4.2 million.

Other Corporate Expenses

Selling, General and Administrative Expenses -- SG&A expenses of $35.4 million for fiscal 2005 decreased $5.7 million, or 13.8%, from fiscal 2004. As a percent of net sales, SG&A expenses decreased to 12.3% from 12.9% in fiscal 2004, due mostly to lower incentive compensation expense and significant cost reductions, mainly in the sales and marketing expense areas. The 13.8% spending decrease was achieved despite significantly higher professional fees, which included significant expenses incurred to comply with the requirements of the Sarbanes-Oxley Act of 2002.

Interest Expense (Income) -- Interest expense for fiscal 2005 declined to $3.7 million from $5.5 million in fiscal 2004 due to lower borrowings outstanding. Interest income decreased to $134,000 from $376,000 in fiscal 2004 due to lower invested balances in fiscal 2005.

Income Taxes -- The  effective  tax rate (taxes as a percentage of pretax income
(loss)) for fiscal 2005 was 38.0% compared with 33.0% for fiscal 2004.

As of May 1, 2005, the company has net deferred income tax assets of $17.1 million, an increase of $12.0 million over net deferred income tax assets of $5.1 million recorded at the fiscal year ended May 2, 2004. This increase results primarily from the federal and state tax benefits recorded for the loss from U.S. operations for fiscal 2005 (see note 9 in the Notes to Consolidated Financial Statements).

2004 Compared with 2003

The company's net sales for fiscal 2004 decreased 6.3% to $318.1 million; and the company reported net income of $7.2 million, or $0.61 per share diluted, versus a net loss before cumulative effect of accounting change of $736,000, or $0.06 per share diluted, in fiscal 2003. Including the cumulative effect of accounting change, the company reported a loss of $2.17 per share diluted for fiscal 2003. Restructuring credits of $1.0 million and an early extinguishment of debt charge of $1.7 million were included in net income for fiscal 2004. In addition, restructuring and related charges and credits of $15.9 million were included in net loss for fiscal 2003.

The company reported substantial improvement in its consolidated balance sheet by reducing long-term debt by $25.5 million during fiscal 2004, and ended the year with $14.6 million in cash and cash equivalents.

Mattress Fabrics Segment

Net Sales -- Mattress ticking sales for fiscal 2004 increased $6.8 million, or 6.8%, to $106.3 million from $99.6 million in fiscal 2003, due principally to overall improved industry demand and continued gains with key customers. The 6.8% fiscal year sales gain in this segment was especially noteworthy because it occurred during the bedding industry's transition to selling predominantly one-sided mattresses, which utilize approximately 30% less mattress ticking.

Mattress  ticking yards sold during fiscal 2004 were 43.0 million  compared with
39.9 million yards in the previous year, an increase of 7.8%. The average selling price was $2.45 per yard for fiscal 2004, compared to $2.48 per yard in fiscal 2003. This slight reduction in average selling price was due primarily to greater participation in cash discount terms.

Operating income -- Operating income for fiscal 2004 was $15.0 million or 14.1% of net sales, compared with operating income of $15.1 million or 15.2% of net sales for fiscal 2003. This decrease in segment operating income compared to last year was primarily due lower average selling prices offset by improved operating efficiencies.

Upholstery Fabrics Segment

Net Sales -- Upholstery fabric sales for fiscal 2004 decreased $28.3 million, or 11.8%, to $211.8 million from $240.1 million in fiscal 2003, primarily reflecting a decline in sales in the Culp Decorative Fabrics division related to consumer preference for leather and competition from imported fabrics, including cut and sewn kits, primarily from China.

Upholstery fabric yards sold during fiscal 2004 were 49.6 million versus 57.7 million in fiscal 2003, a decline of 14.0%. Average selling price was $4.20 per yard for fiscal 2004 compared with $4.04 per yard in fiscal 2003, an increase of 4.0%, due primarily to higher average selling prices in the Culp Decorative Fabrics division.

Operating income -- Operating income for fiscal 2004 was $6.8 million or 3.2% of net sales, compared with operating income of $8.4 million or 3.5% of net sales. This significant decrease in operating income as compared to fiscal 2003 was primarily due to a decline in sales in the Culp Decorative Fabrics division related to consumer preference for leather and competition from imported fabrics, including cut and sewn kits, primarily from China.

The company substantially increased its offshore sourcing of fabrics in fiscal 2004, increasing the proportion of upholstery fabrics from offshore to 7.4% compared to 4.1% in fiscal 2003. A major component of this offshore sourcing effort is the company's China operation, which was announced in March 2003 and began operations during the fourth quarter of fiscal 2004. As expected, the company experienced moderate operating losses in its China operations in fiscal 2004.

Other Corporate Expenses

Selling, General and Administrative Expenses -- SG&A expenses were $41.0 million for fiscal 2004 and increased $1.0 million, or 2.4%, from fiscal 2003. As a percent of net sales, SG&A expenses increased to 12.9% from 11.8% in fiscal 2003. This increase over the prior year was due primarily to higher professional fees coupled with lower sales. Additionally, SG&A expenses in fiscal 2003 included a credit to bad debt expense in the amount of $571,000 due to a significant decrease in past due receivable balances.

Restructuring (Credit) Expense -- The fiscal 2004 $1.0 million restructuring credit resulted from the adjustment of accrued employee benefit and other plant closing costs related to the shutdown of the company's Chattanooga and Lumberton operations. The fiscal 2003 $13.0 million restructuring expense represents $12.1 million of restructuring expenses related to CDF for lease termination expenses and personnel costs, $1.3 million of restructuring expenses related to write-downs of equipment in connection with the wet printed flock business by CVP, offset by a restructuring credit of $354,000 for over accrued employee benefit and plat security costs.

Interest Expense -- Interest expense for fiscal 2004 declined to $5.5 million from $6.6 million due to significantly lower borrowings outstanding.

Interest Income -- Interest income for fiscal 2004 decreased to $376,000 from $596,000 due to lower interest rates earned in fiscal 2004 and lower invested balances.

Early Extinguishment of Debt -- The $1.7 million charge incurred in fiscal 2004 represents premium and fees paid to reduce the $75 million term loan balance.

Other Expense -- Other expense for fiscal 2004 totaled $750,000, compared with $805,000 in fiscal 2003. The decrease was principally due to lower debt issue amortization expenses.

Income Taxes -- The  effective  tax rate (taxes as a percentage of pretax income
(loss)) for fiscal 2004 was 33.0% compared with 67.9% for fiscal 2003. The higher rate for the prior period reflects the increased tax benefits related to the company's loss in the U.S. resulting from the restructuring charges recorded in the second quarter of fiscal 2003.

Handling Costs

The company records warehousing costs in Selling, General & Administrative expenses. These costs were $4.4 million, $4.6 million and $4.9 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Warehousing costs include the operating expenses of the company's various finished goods distribution centers, such as personnel costs, utilities, building rent and material handling equipment lease expense. Had these costs been included in cost of sales, gross profit would have been $21.8 million, or 7.6% in fiscal 2005, $53.7 million, or 16.8% in fiscal 2004 and $52.7 million, or 15.5% in fiscal 2003.

Liquidity and Capital Resources

The company's sources of liquidity include cash and cash equivalents, cash flow from operations and amounts available under its revolving credit line. These sources have been adequate for day-to-day operations and capital expenditures. The company believes its sources of liquidity continue to be adequate to meet its current needs. Cash and cash equivalents as of May 1, 2005 decreased to $5.1 million from $14.6 million at the end of fiscal 2004, primarily reflecting cash flow from operations of $4.0 million, capital expenditures and payments on vendor financed capital expenditures of $13.0 million, and payments on long-term debt of $480,000.

Working Capital

Accounts receivable as of May 1, 2005 decreased 6.2% from May 2, 2004, principally due to lower sales volume. The accounts payable balance as of May 1, 2005 increased 49.1% from May 2, 2004, primarily due to increased inventory purchases and capital expenditures related to the mattress fabrics capital project. Days sales outstanding totaled 35 days at May 1, 2005 and May 2, 2004. Inventories at the end of the fiscal year increased 3.0% from a year ago. Inventory turns for the year were 5.2 versus 5.3 for the year-earlier period. Operating working capital (comprised of accounts receivable and inventories, less trade accounts payable) was $56.5 million at May 1, 2005 down from $64.4 million at May 2, 2004.

Financing Arrangements

The company's long-term debt of $50.6 million is unsecured and is comprised of $50.0 million in outstanding senior notes, with a fixed interest rate of 7.76% (payable semi-annually in March and September), and a $575,000, non-interest bearing term loan with the Canadian government. Additionally, the company has a $10.0 million revolving credit line with a bank. Borrowings under the credit facility generally bear interest at the London Interbank Offered Rate plus an adjustable margin based on the company's debt/EBITDA ratio, as defined by the agreement. As of May 1, 2005, there was $1.4 million in outstanding letters of credit in support of inventory purchases and no borrowings outstanding under the agreement. The current bank agreement expires in August 2005. The first scheduled principal payment on the $50.0 million senior notes is due March 2006 in the amount of $7.5 million. The final payment on the Canadian government loan is due during the Company's third quarter of fiscal 2006. The company was in compliance with all financial covenants in its loan agreements as of May 1, 2005.

In February 2005, the company amended its bank agreement with its lender to change the Interest and Leases Coverage Ratio such that at the end of each Fiscal Quarter beginning with the third Fiscal Quarter of Fiscal Year 2005, the Interest and Leases Coverage Ratio shall not be less than 1.25 to 1.0.

In December 2004, the company amended its bank agreement with its lender to provide for, among other things, a reduced revolving loan commitment of $10.0 million from an existing commitment of $15.0 million, including new letters of credits up to $2.5 million

Commitments

The following table summarizes the company's contractual payment obligations and commitments (in thousands):

                           2006       2007       2008       2009       2010    Thereafter    Total
                         ---------  ---------  ---------  ---------  --------  ----------  ---------
  Capital expenditure
  Commitments            $  2,848   $      -   $      -   $      -   $     -   $       -   $  2,848
  Accounts payable -
   capital expenditures     1,198        983        983          -         -           -      3,164
  Operating leases(1)       3,894      2,926      1,661        395       104           6      8,986
  Long-term debt            8,110      7,535      7,535     19,835     7,535           -     50,550
 ---------------------------------------------------------------------------------------------------
  Total                  $ 16,050   $ 11,444   $ 10,179   $ 20,230   $ 7,639   $       6   $ 65,548
 ---------------------------------------------------------------------------------------------------
  Note: Payment Obligations by Fiscal Year Ending April

(1)  Includes  accrued   restructuring   expenses  for  the  company's  inactive
     Chattanooga manufacturing facility of $869 for fiscal 2006, 2007, and 2008, respectively.


Capital Expenditures

Capital spending for fiscal 2005 was $14.4 million, including $1.5 million that is the non-cash portion of capital expenditures representing vendor financing. Also included in the $14.4 million was approximately $6.1 million in capital spending for the purchase of a building that serves as the company's new corporate offices and as new space for the company's showrooms. The company expects the annual operating costs of the new building to be significantly lower than the lease and related costs associated with the facilities that have been replaced by this new building. Also included in the $14.4 million was $4.5 million in capital spending related to the mattress fabrics capital project. Depreciation for fiscal 2005 was $18.9 million, of which approximately $6.0 million was related to accelerated depreciation associated with plant and equipment that has been disposed of or is scheduled to be disposed of, either by sale or abandonment, over the next three months. The company's capital budget for fiscal 2006 is $4.5 million, including approximately $2.0 million budgeted for the non-cash portion of expenditures representing vendor financing, which relates to the mattress fabrics capital project.

Inflation

The cost of certain of the company's raw materials, principally fibers from petroleum derivatives, and utility/energy costs, increased during fiscal 2005 as oil and other energy prices increased and had an impact on the company's financial results, although these increases have moderated in recent months. These increases, however, are often not directly related to general economic inflation, which has not been a material factor in the company's recent financial results. Any significant increase in general economic inflation could have a material adverse impact on the company, however, because competitive conditions have limited the company's ability to pass significant operating cost increases on to its customers.

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

Accounts Receivable - Allowance for Doubtful Accounts. Substantially all of the company's accounts receivable are due from residential and commercial furniture and bedding manufacturers. Ownership of these manufacturers is increasingly concentrated and certain bedding manufacturers have a high degree of leverage. As of May 1, 2005, accounts receivable from furniture manufacturers totaled approximately $18.2 million, and from bedding manufacturers approximately $10.6 million. Additionally, as of May 1, 2005, the aggregate accounts receivable balance of the company's ten largest customers was $10.9 million, or 35.4% of trade accounts receivable.

The company continuously performs credit evaluations of its customers, considering numerous inputs including customers' financial position, past payment history, cash flows and management capability; historical loss experience; and economic conditions and prospects. Once evaluated, each customer is assigned a credit grade. Credit grades are adjusted as warranted. Significant management judgment and estimates must be used in connection with establishing the reserve for allowance for doubtful accounts. While management believes that adequate allowances for doubtful accounts have been provided in the consolidated financial statements, it is possible that the company could experience additional unexpected credit losses.

Inventory Valuation. The company operates as a "make-to-order" and "make-to-stock" business. Although management closely monitors demand in each product area to decide which patterns and styles to hold in inventory, the increasing availability of low cost imports and the gradual shifts in consumer preferences expose the company to write-downs of inventory.

Management continually examines inventory to determine if there are indicators that the carrying value exceeds its net realizable value. Experience has shown that the most significant indicator of the need for inventory write-downs is the age of the inventory. As a result, the company provides inventory valuation write-downs based upon set percentages for inventory aging categories, generally using six, nine, twelve and fifteen month categories. While management believes that adequate write-downs for excess and obsolete inventory have been made in the consolidated financial statements, significant unanticipated changes in demand or changes in consumer tastes and preferences could result in additional excess and obsolete inventory in the future.

Long-lived  Assets.  The  company  follows  the  provisions  of  SFAS  No.  144,
Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes an impairment accounting model for long-lived assets to be held and used, disposed of by sale, or disposed of by abandonment or other means.

Management reviews long-lived assets, which consists of property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. Unforeseen events and changes in circumstances and market conditions could negatively affect the value of assets and result in an impairment charge.

In fiscal 2005, the company prepared impairment evaluations on its Culp Decorative Fabrics and Culp Velvets Prints divisions due to continued adverse business results requiring further restructuring of both businesses. The company's assessment indicated that the net undiscounted future operating cash flows of these businesses were sufficient to recover the carrying amount of the long-lived assets to be held and used.

The determination of future operating cash flows involves considerable estimation and judgment about future market conditions, future sales and profitability, and future asset utilization. Although the company believes it has based the impairment testing on reasonable estimates and assumptions, the use of different estimates and assumptions, or a decision to dispose of substantial portions of these assets, could result in materially different results.

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

In October 2004, due to lower than expected operating profits and cash flow for the second quarter and year-to-date for fiscal 2005 in the Upholstery Fabrics segment, management determined that the remaining goodwill associated with this segment should be tested for impairment. An independent business valuation specialist was once again engaged to assist the company in the valuation. As a result of this valuation, the company recorded in its second quarter of fiscal 2005 a goodwill impairment charge of $5.1 million ($3.2 million net of taxes), or $0.28 per share diluted.

As of May 1, 2005, the company's remaining $4.1 million of goodwill relates to the Culp Home Fashions division.

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

Restructuring Charges. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS 146, a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for certain employee termination benefits that qualify under SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

The upholstery fabric industry continues to be under significant pressure from a variety of external forces, such as the current consumer preference for leather and suede furniture and the growing competition from imported fabrics and cut and sewn kits, primarily from China. In an effort to reduce operating expenses and scale U.S. productive capacity in line with demand, the company has undertaken restructuring initiatives during the past several years. These restructuring initiatives have resulted in restructuring charges related to the remaining lease costs of the closed facilities, the write-down of property, plant and equipment, workforce reduction and elimination of facilities.

Severance and related charges are accrued at the date the restructuring was approved by the board of directors based on an estimate of amounts that will be paid to affected employees, in accordance with SFAS 112. Under SFAS 144, asset impairment charges related to the consolidation or closure of manufacturing facilities are based on an estimate of expected sales prices for the real estate and equipment. Other exit costs, which principally consist of charges for lease termination and losses from termination of existing contracts, equipment relocation costs and inventory markdowns that are related to the restructuring are accounted for in accordance with SFAS 146.

The company reassesses the individual accrual requirements at the end of each reporting period. If circumstances change, causing current estimates to differ from original estimates, adjustments are recorded in the period of change. Restructuring charges, and adjustments of those charges, are summarized in note 2 to the consolidated financial statements.

Income Taxes. The company is required to estimate its actual current tax exposure and to assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At May 1, 2005, the company had deferred tax assets of $25,249,000 (all of which are related to U.S. operations) and deferred tax liabilities of $8,109,000, resulting in net deferred tax assets of $17,140,000. The U.S. deferred tax liabilities total $5,709,000 (all of which reverse in the carry forward period), resulting in net U.S. deferred tax assets of $19,540,000. No valuation allowance has been recorded to reduce the company's deferred tax assets. Management has concluded that it is more likely than not that the company will be able to realize the benefit of the deferred tax assets.

In making the judgment about the realization of the deferred tax assets, management has considered both negative and positive evidence, and concluded that sufficient positive evidence exists to overcome the cumulative losses experienced in recent years. Specifically, management considered the following, among other factors: nature of the company's products; history of positive earnings in the mattress fabrics segment; capital projects in progress to further enhance the company's globally competitive cost structure in the mattress fabrics segment; recent significant restructuring actions in the domestic upholstery fabrics business to adjust the domestic cost structure and bring U.S. manufacturing capacity in line with demand; and development of offshore manufacturing and sourcing programs to meet changing demands of upholstery fabric customers in the U.S. Management's analysis of taxable income also included the following considerations: none of the company's net operating loss carryforwards has previously expired unused; the U.S. federal carryforward period is 20 years; and the company's current losses principally expire in 17-20 years, fiscal 2022 through 2025.

Considerable judgment is involved in this process as ultimate realization of benefits is dependent on the generation of income from future operations.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151,"Inventory Costs, and amendment of ARB No. 43, Chapter 4," which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the company will adopt this standard in fiscal 2007. Management has not determined the impact, if any, that this statement will have on our consolidated financial position or results of operations.

SFAS No. 123 (Revised 2004),"Share-Based Payment," issued in December 2004, is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No.25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No.123 (Revised 2004) are effective for fiscal years beginning after June 15, 2005 and the company will adopt this standard in fiscal 2007. Management has not determined the impact, if any, that this statement will have on our consolidated financial position or results of operations.

In December 2004, the FASB issued Staff Position FAS 109-1, which provides guidance on the application of SFAS No. 109, Accounting for Income Taxes, to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction for qualified production activities. FAS 109-1 has not had, nor is it expected to have, a material impact on our financial reporting or disclosures.

                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The company is exposed to market risk from changes in foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company's exposure to floating debt interest rate risk was eliminated in the fourth quarter of fiscal 2003 after its remaining industrial revenue bonds were paid.

The company's exposure to fluctuations in foreign currency exchange rates is due primarily to a foreign subsidiary domiciled in Canada and firmly committed and anticipated purchases of certain machinery, equipment and raw materials in foreign currencies. The company's Canadian subsidiary uses the United States dollar as its functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with the Canadian subsidiary. However, the company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firmly committed and anticipated purchases of certain machinery, equipment and raw materials. The amount of Canadian-denominated sales and manufacturing costs is not material to the company's consolidated results of operations; therefore, a 10% change in the exchange rate at May 1, 2005 would not have a significant impact on the company's results of operations or financial position. Additionally, as the company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

The company does have exposure to fluctuations in currency rates if China allows their currency to float since it has been essentially fixed in relation to the U.S. dollar. Currently, the risk cannot be hedged. The amount of sales and manufacturing costs denominated in Chinese currency is not material to the company's consolidated results of operations; therefore, a 10% change in the exchange rate at May 1, 2005 would not have a significant impact on the company's results of operations or financial position.

                    ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

Management's Report on Internal Control over Financial Reporting

To the Shareholders of

Culp, Inc.

High Point, North Carolina

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officers, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's evaluation under that framework, management concluded that the Company's internal control over financial reporting was effective as of May 1, 2005. Management's assessment of the effectiveness of internal control over financial reporting as of May 1, 2005 has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in their reports which are included herein.

Robert G. Culp, III               Franklin N. Saxon                   Kenneth R. Bowling
Chairman and Chief Executive      President and                       Vice President, Finance and
Officer (principal executive      Chief Operating Officer             Treasurer
officer)                          (principal financial officer)       (principal accounting officer)
June 28, 2005                     June 28, 2005                       June 28, 2005

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

The Board of Directors and Shareholders
Culp, Inc.:

We have audited the accompanying consolidated balance sheets of Culp, Inc. and subsidiaries (the Company) as of May 1, 2005 and May 2, 2004, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended May 1, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Culp, Inc. and subsidiaries as of May 1, 2005 and May 2, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended May 1, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2004, the Company changed its method of accounting for inventories from the lower of last-in, first-out (LIFO) cost or market to the lower of first-in, first-out
(FIFO) cost or market. As discussed in Note 1 to the consolidated financial statements, in 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of May 1, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 28, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


(signed) KPMG LLP

Greensboro, North Carolina
June 28, 2005

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

The Board of Directors and Shareholders

Culp, Inc.:


We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Culp, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of May 1, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of May 1, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 1, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Culp, Inc. and subsidiaries as of May 1, 2005 and May 2, 2004, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended May 1, 2005, and our report dated June 28, 2005 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Greensboro, North Carolina
June 28, 2005

CONSOLIDATED BALANCE SHEETS


May 1, 2005 and May 2, 2004 (dollars in thousands)                            2005     2004
--------------------------------------------------------------------------------------------
ASSETS
   current
    assets:
     cash and cash equivalents                                          $    5,107   14,568
     accounts receivable                                                    28,824   30,719
     inventories                                                            50,499   49,045
     deferred income taxes                                                   7,054    9,256
     other current assets                                                    2,691    1,722
--------------------------------------------------------------------------------------------
                 total current assets                                       94,175  105,310

  property, plant & equipment, net                                          66,032   77,770
  goodwill                                                                   4,114    9,240
  deferred income taxes                                                     10,086        0
  other assets                                                               1,716    1,496
--------------------------------------------------------------------------------------------
                 total assets                                           $  176,123  193,816
--------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
  current liabilities:
     current maturities of long-term debt                               $    8,110      528
     accounts payable                                                       22,852   15,323
     accrued expenses                                                        9,556   13,116
     accrued restructuring costs                                             5,850    4,968
     income taxes payable                                                    1,544    1,850
--------------------------------------------------------------------------------------------
                 total current liabilities                                  47,912   35,785

  long-term debt, less current maturities                                   42,440   50,502

  deferred income taxes                                                          0    4,138
--------------------------------------------------------------------------------------------
                 total liabilities                                          90,352   90,425
--------------------------------------------------------------------------------------------

commitments and contingencies (note 11)
shareholders' equity:
      preferred stock, $.05 par value, authorized 10,000,000
           shares                                                                0        0
      common stock, $.05 par value, authorized 40,000,000
          shares, issued and outstanding 11,550,759 at
          May 1, 2005 and 11,546,634 at May 2, 2004                            579      578
     capital contributed in excess of par value                             39,964   39,943
     unearned compensation                                                    (139)    (349)
     retained earnings                                                      45,367   63,219
--------------------------------------------------------------------------------------------
           total shareholders' equity                                       85,771  103,391
--------------------------------------------------------------------------------------------
                                                                        $  176,123  193,816
--------------------------------------------------------------------------------------------



The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the years ended May 1, 2005, May 2, 2004 and April 27, 2003


(dollars in thousands, except per share data)                                2005       2004       2003
--------------------------------------------------------------------------------------------------------
net sales                                                              $  286,498    318,116    339,646
cost of sales                                                             260,341    259,794    282,073
--------------------------------------------------------------------------------------------------------
         gross profit                                                      26,157     58,322     57,573

selling, general and administrative expenses                               35,357     41,019     40,040
goodwill impairment                                                         5,126          0          0
restructuring expense (credit) and asset impairments                       10,372     (1,047)    12,981
--------------------------------------------------------------------------------------------------------
         income (loss) from operations                                    (24,698)    18,350      4,552
interest expense                                                            3,713      5,528      6,636
interest income                                                              (134)      (376)      (596)
early extinguishment of debt                                                    0      1,672          0
other expense                                                                 517        750        805
--------------------------------------------------------------------------------------------------------
income (loss) before income taxes                                         (28,794)    10,776     (2,293)
income taxes                                                              (10,942)     3,556     (1,557)
--------------------------------------------------------------------------------------------------------
income (loss) before cumulative effect of accounting change               (17,852)     7,220       (736)
cumulative effect of accounting change                                          0          0    (24,151)
--------------------------------------------------------------------------------------------------------
         net income (loss)                                             $  (17,852)     7,220    (24,887)
--------------------------------------------------------------------------------------------------------

basic income (loss) per share:
--------------------------------------------------------------------------------------------------------
income (loss) before cumulative effect of accounting change            $    (1.55)      0.63      (0.06)
cumulative effect of accounting change                                       0.00       0.00      (2.11)
--------------------------------------------------------------------------------------------------------
         net income (loss)                                             $    (1.55)      0.63      (2.17)
--------------------------------------------------------------------------------------------------------

diluted income (loss) per share:
--------------------------------------------------------------------------------------------------------
income (loss) before cumulative effect of accounting change            $    (1.55)      0.61      (0.06)
cumulative effect of accounting change                                       0.00       0.00      (2.11)
--------------------------------------------------------------------------------------------------------
         net income (loss)                                             $    (1.55)      0.61      (2.17)
--------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                  capital                           accumulated
                                          common      common   contributed                                 other         total
For the years ended May 1, 2005,          stock       stock    in excess of   unearned   retained   comprehensive shareholders'
May 2, 2004 and April 27, 2003            shares      amount    par value   compensation earnings          income        equity
-----------------------------------------------------------------------------------------------------------------------------
balance, April 28, 2002                 11,319,584 $    566       38,375         (769)   80,886              7       119,065
 net loss                                                                               (24,887)                     (24,887)
 net loss on cash flow hedges                                                                               (7)           (7)
 stock-based compensation                                                         210                                    210
 common stock issued in connection
          with stock option plans          195,875       10        1,374                                               1,384
-----------------------------------------------------------------------------------------------------------------------------
balance, April 27, 2003                 11,515,459      576       39,749         (559)   55,999              0        95,765
 net income                                                                               7,220                        7,220
 stock-based compensation                                                         210                                    210
 common stock issued in connection
          with stock option plans           31,175        2          194                                                 196
-----------------------------------------------------------------------------------------------------------------------------
balance, May 2, 2004                    11,546,634      578       39,943         (349)   63,219              0       103,391
 net loss                                                                               (17,852)                     (17,852)
 stock-based compensation                                                         210                                    210
 common stock issued in connection
          with stock option plans            4,125        1           21                                                  22
-----------------------------------------------------------------------------------------------------------------------------
balance, May 1, 2005                    11,550,759 $    579       39,964         (139)   45,367              0        85,771
-----------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


For the years ended May 1, 2005, May 2, 2004, and April 27, 2003
(dollars in thousands)                                                            2005          2004          2003
---------------------------------------------------------------------------------------------------------------------
cash flows from operating activities:
   net income (loss)                                                        $    (17,852)        7,220       (24,887)
   adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         cumulative effect of accounting change                                        0             0        24,151
         depreciation                                                             18,884        13,642        13,990
         amortization of other assets                                                130           173           457
         stock-based compensation                                                    210           210           210
         goodwill impairment                                                       5,126             0             0
         deferred income taxes                                                   (12,022)        3,334        (2,507)
         restructuring expense (credit)                                           10,372        (1,047)       12,981
         changes in assets and liabilities:
            accounts receivable                                                    1,895         1,540        11,107
            inventories                                                           (1,454)          507         8,347
            other current assets                                                    (969)        1,482           763
            other assets                                                              67           607           366
            accounts payable                                                       6,251          (951)       (8,558)
            accrued expenses                                                      (3,560)         (955)       (2,126)
            accrued restructuring                                                 (2,800)       (1,911)       (3,514)
            income taxes payable                                                    (306)        1,501           349
---------------------------------------------------------------------------------------------------------------------
                net cash provided by operating activities                          3,972        25,352        31,129
---------------------------------------------------------------------------------------------------------------------

cash flows from investing activities:
   capital expenditures                                                          (11,448)       (5,976)       (6,830)
   purchases of short-term investments                                                 0       (17,282)      (10,043)
   proceeds from the sale of short-term investments                                    0        27,325             0
---------------------------------------------------------------------------------------------------------------------
                net cash (used in) provided by investing activities              (11,448)        4,067       (16,873)
---------------------------------------------------------------------------------------------------------------------

cash flows from financing activities:
   payments on vendor-financed capital expenditures                               (1,527)       (3,932)       (1,294)
   payments on long-term debt                                                       (480)      (25,470)      (31,984)
   proceeds from common stock issued                                                  22           196         1,384
---------------------------------------------------------------------------------------------------------------------
                net cash used in financing activities                             (1,985)      (29,206)      (31,894)
---------------------------------------------------------------------------------------------------------------------

increase (decrease) in cash and cash equivalents                                  (9,461)          213       (17,638)

cash and cash equivalents at beginning of year                                    14,568        14,355        31,993
---------------------------------------------------------------------------------------------------------------------

cash and cash equivalents at end of year                                    $      5,107        14,568        14,355
---------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Principles of Consolidation - The consolidated financial statements include the accounts of the company and its subsidiaries, which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

     Description of Business - The company manufactures and markets upholstery fabrics and mattress fabrics ("ticking") primarily for the furniture and bedding industries, with the majority of its business conducted in North America.

     Fiscal Year - The company's fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. Fiscal 2005, 2004, and 2003 included 52, 53, and 52 weeks, respectively.

     Cash and Cash Equivalents - Cash and cash equivalents include demand deposit and money market accounts. For purposes of the consolidated statements of cash flows, the company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

     Accounts Receivable - Substantially all of the company's accounts receivable are due from manufacturers in the furniture and bedding industries. The company grants credit to customers, a substantial number of which are located in North America and generally does not require collateral. Management continuously performs credit evaluations of its customers, considering numerous inputs including financial position, past payment history, cash flows, management ability, historical loss experience and economic conditions and prospects. While management believes that adequate allowances for doubtful accounts have been provided in the consolidated financial statements, it is possible that the company could experience additional unexpected credit losses. The company does not have any off- balance sheet credit exposure related to its customers.

     Inventories - Prior to the fourth quarter of fiscal 2004, principally all inventories were valued at the lower of last-in, first-out (LIFO) cost or market. During the fourth quarter of fiscal 2004, the company changed its method of accounting for inventories to the lower of first-in, first-out
     (FIFO) cost or market. The change in accounting principle was made to provide a better matching of revenue and expenses. Additionally, the change will enable the financial reporting to parallel the way management assesses the financial and operational performance of the company's segments. The fiscal 2003 consolidated financial statements, including interim periods, have not been restated as the effect of the change was immaterial.

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

     Interest costs of $212,000, $50,000 and $74,000 incurred during the years ended May 1, 2005, May 2, 2004, and April 27, 2003, respectively, for the construction of qualifying fixed assets were capitalized and are being amortized over the related assets' estimated useful lives.

     Foreign Currency Translation - The United States dollar is the functional currency for the company's Canadian and Chinese subsidiaries. Translation losses for the Canadian subsidiary of $158,000, $153,000 and $60,000 are included in the other expense line item in the Consolidated Statements of Income (Loss) for the fiscal years ended May 1, 2005, May 2, 2004, and April 27, 2003, respectively.

     Goodwill - The company adopted SFAS 142, Goodwill and Other Intangible Assets, effective April 29, 2002. SFAS No. 142 requires that goodwill no longer be amortized and that goodwill be tested for impairment by comparing each reporting unit's carrying value to its fair value. SFAS No. 142 requires that any goodwill impairment loss recognized as a result of initial application be reported as a change in accounting principle, and that the loss per share effects of the accounting change be separately disclosed. As required by the standard, the company ceased recording goodwill amortization for fiscal 2003.

     For the initial application of SFAS No. 142, an independent business valuation specialist was engaged to assist the company in the determination of the fair market value of Culp Decorative Fabrics (CDF), one of the company's two divisions within the upholstery segment, because of the significance of the goodwill associated with the division and due to its operating performance for fiscal 2002 and 2001. The fair value of the CDF division, determined using several different methods, including comparable companies, comparable transactions and discounted cash flow analysis, was less than the carrying value. Accordingly, the company recorded a goodwill impairment charge of $37.6 million ($24.2 million net of taxes of $13.4 million), or $2.11 per share diluted, related to the goodwill associated with the CDF division. After the initial application of SFAS No. 142, the company's remaining goodwill related to the following divisions: Culp Decorative Fabrics - $5.1 million and Culp Home Fashions - $4.1 million.

     Due to continued adverse business conditions the Culp Decorative Fabrics division within the upholstery fabrics segment experienced operating profits and cash flows in the second quarter of 2005 significantly lower than expected. As a result, management determined that the goodwill associated with the segment should be tested for impairment in accordance with the provisions of SFAS No. 142. An independent business valuation specialist was engaged to assist the company in the determination of the fair market value of the upholstery fabrics segment. The fair value of CDF, determined using several different methods, including comparable companies, comparable transactions, and discounted cash flow analysis, was less than the carrying value. Accordingly the company recorded a goodwill impairment charge of $5.1 million ($3.2 million net of taxes of $1.9 million), or $0.28 per share diluted in the second quarter of fiscal 2005, related to the goodwill associated with the upholstery fabrics segment. After this goodwill impairment charge, the company's remaining goodwill of $4.1 million relates to the mattress fabrics segment.

     The company updated its goodwill impairment test as of May 1, 2005 for its mattress fabrics segment. This updated impairment test, which was prepared by the company, did not indicate any impairment of goodwill. The determination of fair value involves considerable estimation and judgment. In particular, determining the fair value of a business unit involves, among other things, developing forecasts of future cash flows and appropriate discount rates. Although the company believes it has based the impairment testing on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results.

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

     No provision is made for income taxes which may be payable if undistributed income of the company's foreign subsidiaries were to be paid as dividends to the company, since the company intends that such earnings will continue to be invested. The company has determined that no amounts will be remitted under the foreign earnings repatriation provision of the American Jobs Creation Act of 2004. At May 1, 2005, the amount of such undistributed income was $36.1 million. Foreign tax credits may be available as a reduction of United States income taxes in the event of such distributions.

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

     Shipping and Handling Costs - Revenue received for shipping and handling costs, which is immaterial for all periods presented, is included in net sales. Shipping costs, principally freight, that comprise payments to third-party shippers are classified as cost of sales. Handling costs, which consist principally of finished goods warehousing costs in the company's various distribution facilities, were $4.4 million, $4.6 million and $4.9 million in 2005, 2004 and 2003, respectively, and are included in selling, general and administrative expenses.

     Stock-Based Compensation - Compensation costs related to employee stock option plans are recognized utilizing the intrinsic value-based method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The company has adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148. Accordingly, compensation cost is recorded over the vesting period of the options based upon the difference in option price and fair market price at the date of grant, if any. The company's stock-based compensation plans are described more fully in note 12 to the consolidated financial statements.

     The following table  illustrates the effect on net income (loss) and income
     (loss) per share if the company had applied the fair value recognition provisions of SFAS No. 123 for the past three fiscal years:


      (dollars in thousands, except per share data)                 2005         2004         2003
-------------------------------------------------------------------------------------------------------
      Net income (loss), as reported                          $    (17,852)     7,220      (24,887)
      Add:  Total stock-based employee compensation
      expense included in net income (loss), net of tax                132        141           67

      Deduct:  Total stock-based employee compensation
      expense determined under fair value-based method
      for all awards, net of tax                                       506        456          225

-------------------------------------------------------------------------------------------------------
      Pro forma net income (loss)                             $    (18,226)     6,905      (25,045)
-------------------------------------------------------------------------------------------------------

      Income (loss) per share:
      Basic - as reported                                     $      (1.55)      0.63        (2.17)
      Basic - pro forma                                              (1.58)      0.60        (2.19)

      Diluted - as reported                                   $      (1.55)      0.61        (2.17)
      Diluted - pro forma                                            (1.58)      0.59        (2.19)
-------------------------------------------------------------------------------------------------------


     Fair Value of Financial Instruments - The carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments.

     The fair value of the company's long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities. At May 1, 2005, the carrying value of the company's long-term debt is $50.6 million and the fair value is $49.7 million. At May 1, 2004, the carrying value of the company's long-term debt was $51.0 million and the fair value was $53.7 million.

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

     Reclassifications  -  Certain  items  in the  2004  consolidated  financial
     statements   have  been   reclassified   to  conform   with   current  year
     presentation.

2.   RESTRUCTURING AND ASSET IMPAIRMENT

     A summary of accrued restructuring follows:


-------------------------------------------------------------------------------------

(dollars in thousands)                        May 1, 2005           May 2, 2004
-------------------------------------------------------------------------------------
April 2005 Upholstery Fabrics                 $       1,944         $           0
October 2004 Upholstery Fabrics                         309                     0
Fiscal 2003 Culp Decorative Fabrics                   3,587                 4,834
Fiscal 2002 Wet Printed Flock                             0                   100
Fiscal 2001 Culp Decorative Fabrics                      10                    34
-------------------------------------------------------------------------------------
                                              $       5,850         $       4,968
-------------------------------------------------------------------------------------



     April 2005 Upholstery Fabrics

     In April 2005, management and the company's board of directors approved a restructuring plan within the upholstery fabrics segment designed to reduce costs, increase asset utilization, and improve profitability. The restructuring plan includes consolidation of the company's velvet fabrics manufacturing operations, additional fixed manufacturing cost reductions in the decorative fabrics operation, and significant reductions in selling, general, and administrative expenses within the upholstery fabrics segment. Another element of the restructuring plan will be a substantial reduction in raw material and finished goods stock keeping units or SKUs, to simplify manufacturing processes, increase productivity and reduce inventories. The company will be relocating velvet production equipment from the manufacturing facility in Burlington, North Carolina, to its other velvet plant in Anderson, South Carolina, resulting in significant reduction of fixed manufacturing costs. The Burlington facility will then be utilized as an inspection and distribution facility for fabrics imported from offshore sources and for finished goods warehousing of domestically produced upholstery fabrics. The company also will combine its sales, design, and customer service activities for Culp Decorative Fabrics and Culp Velvets/Prints, the two divisions within the upholstery fabrics segment. As a result, on June 30, 2005, the company sold two buildings in Burlington consisting of approximately 140,000 square feet for proceeds of $2,850,000. These initiatives will significantly reduce the company's selling, general, and administrative expenses. Overall, these restructuring actions will reduce the number of associates by 225 people, representing approximately 17 percent of Culp's domestic upholstery fabrics segment employees.

     During fiscal 2005, the total restructuring and related charges incurred were $7.1 million, of which approximately $4.3 million related to write-downs of building and equipment, $1.9 million related to employee termination costs, $874,000 related to accelerated depreciation associated with the plant and equipment scheduled to be disposed of, either by sale or by abandonment, and inventory mark-downs, and $47,000 related to lease termination costs. Of the total charge, $6.2 million was recorded in restructuring expense in the 2005 Consolidated Statement of Income(Loss); $761,000 related to accelerated depreciation and inventory mark-downs was recorded in cost of sales in the 2005 Consolidated Statement of Income(Loss); and $113,000 related to accelerated depreciation was recorded in selling, general, and administrative expenses in the 2005 Consolidated Statement of Income (Loss).

     The following summarizes the activity in the restructuring accrual (dollars in thousands):


     ----------------------------------------------------------------------------------------------------
                                                       Employee       Lease Termination
                                                     Termination        and Other Exit
                                                       Benefits             Costs              Total
     ----------------------------------------------------------------------------------------------------
     Accrual established in fiscal 2005        $        1,897                47                  1,944

     Paid in fiscal 2005                                    0                 0                      0

     ----------------------------------------------------------------------------------------------------
     Balance May 1, 2005                       $        1,897                47                  1,944
     ----------------------------------------------------------------------------------------------------


     As of May 1, 2005, assets classified as held for sale consisted of machinery and equipment with a value of $198,000 and are included in other assets.

     The company expects these restructuring activities to result in charges of approximately $4.5 million in fiscal 2006. The $4.5 million in charges are expected to consist of accelerated depreciation of $3.5 million, $500,000 in dismantling, moving, and relocation of equipment to other company facilities, and $500,000 in contract termination costs.


     October 2004 Upholstery Fabrics

     In October 2004, management and the company's board of directors approved a restructuring plan within the upholstery fabrics segment aimed at reducing costs, increasing asset utilization and improving profitability. Due to continued pressure on demand in this segment, management decided to further adjust the company's cost structure and bring U.S. manufacturing capacity in line with current and expected demand. The restructuring plan principally involved consolidation of the company's decorative fabrics weaving operations by closing Culp's facility in Pageland, South Carolina, and consolidating those operations into the Graham, North Carolina facility. Additionally, the company consolidated its yarn operations by integrating the production of the Cherryville, North Carolina plant into the company's Shelby, North Carolina facility. Another element of the restructuring plan was a substantial reduction in certain raw material and finished goods stock keeping units, or SKUs, to reduce manufacturing complexities and lower costs, with the ongoing objective of identifying and eliminating products that are not generating acceptable volumes of margins. Finally, the company made reductions in selling, general, and administrative expenses. Overall, these restructuring actions reduced the number of associates by approximately 250 people, representing approximately 14 percent of Culp's upholstery fabrics segment employees.

     During fiscal 2005, the total restructuring and related charges incurred were $16.3 million, of which approximately $6.8 million related to accelerated depreciation associated with the plant and equipment scheduled to be disposed of, either by sale or by abandonment, and inventory mark-downs, $5.1 million of goodwill impairment, which represents all of the remaining goodwill associated with the upholstery fabrics segment, $2.4 million related to the dismantling, moving, and relocation of equipment to other company facilities, $1.3 million related to write-downs of buildings and equipment, and $722,000 related to employee termination costs. Of the total charge, $4.4 million was recorded in restructuring expense the 2005 Consolidated Statement of Income(Loss); and $6.8 million related to accelerated depreciation and inventory mark-downs was recorded in cost of sales in the 2005 Consolidated Statement of Income(Loss).

     The following summarizes the activity in the restructuring accrual (dollars in thousands):


     -------------------------------------------------------------------------------------------------
                                                   Employee      Lease Termination
                                                 Termination       and Other Exit
                                                   Benefits            Costs           Total
     -------------------------------------------------------------------------------------------------
     Accrual established in fiscal 2005    $        1,305                0             1,305

     Adjustments in fiscal 2005                      (583)               0              (583)

     Paid in fiscal 2005                             (413)               0              (413)

     -------------------------------------------------------------------------------------------------
     Balance May 1, 2005                   $          309                0               309
     -------------------------------------------------------------------------------------------------


     As of May 1, 2005, assets classified as held for sale consisted of machinery and equipment with a value of $165,000 and are included in other assets.

     The company expects these restructuring activities to result in charges of approximately $700,000 in fiscal 2006. The $700,000 in charges are expected to consist of dismantling, moving, and relocation of equipment to other company facilities.

     Fiscal 2003 CDF Restructuring

     In August 2002, management and the company's board of directors approved a restructuring plan within the Culp Decorative Fabrics division aimed at lowering manufacturing costs, simplifying the dobby fabric upholstery line, increasing asset utilization and enhancing the division's manufacturing
     competitiveness.   The   restructuring   plan   principally   involved  (1)
     consolidation of the division's weaving, finishing, yarn making and distribution operations by closing the facility in Chattanooga, Tennessee and integrating these functions into other plants, (2) a significant reduction in the number of stock keeping units (SKUs) offered in the dobby product line and (3) a net reduction in workforce of approximately 300 positions. During fiscal 2003, the total restructuring and related charges incurred were $15.0 million, of which approximately $4.1 million represented non-cash items, including $2.8 million in impairment of property, plant and equipment and $1.3 million in inventory write-downs. Of the total charge, $12.0 million was recorded in restructuring expense in the 2003 Consolidated Statement of Income (Loss); and $1.3 million, related to inventory write-downs, and $1.7 million, related to equipment moving and relocation expense, were recorded in cost of sales in the 2003 Consolidated Statement of Income (Loss).

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

     During fiscal 2005, the accrual was reduced $214,000 in employee termination benefits to reflect the current estimates of future health care claims and reduced $169,000 in lease termination and other exit costs to reflect current estimates of sub-lease income.

     The following summarizes the activity in the restructuring accrual (dollars in thousands):


     ---------------------------------------------------------------------------------------------
                                                       Employee     Lease Termination
                                                     Termination      and Other Exit
                                                       Benefits           Costs           Total
     ---------------------------------------------------------------------------------------------
     Accrual established in fiscal 2003           $     1,972            7,194            9,166

     Paid in fiscal 2003                               (1,228)            (949)          (2,177)
     ---------------------------------------------------------------------------------------------

     Balance April 27, 2003                               744            6,245            6,989

     Adjustments in fiscal 2004                           178             (684)            (506)

     Paid in fiscal 2004                                 (422)          (1,227)          (1,649)

     ---------------------------------------------------------------------------------------------
     Balance May 2, 2004                                  500            4,334            4,834

     Adjustments in fiscal 2005                          (214)            (169)            (383)

     Paid in fiscal 2005                                  (86)            (778)            (864)
     ---------------------------------------------------------------------------------------------

     Balance May 1, 2005                          $       200            3,387            3,587
     ---------------------------------------------------------------------------------------------

     ---------------------------------------------------------------------------------------------


     As of May 1, 2005 and May 2, 2004 there were no assets classified as held for sale related to the 2003 CDF restructuring.

     Wet Printed Flock Restucturing

     In April 2002, management and the company's board of directors approved a plan to exit the wet printed flock upholstery fabric business. The exit plan involved closing a printing facility and flocking operation within the Culp Velvets/Prints division, reduction in related selling and administrative expenses and termination of 86 employees. The total charge for the exit plan was $9.7 million, of which approximately $8.2 million represented non-cash items, including $7.6 million in impairment of property, plant and equipment and $619,000 in inventory write-downs.

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

     During the first quarter fiscal 2005, assets held for sale consisting of land and a building valued at $180,000 in the other assets line of the May 2, 2004 Consolidated Balance Sheet were sold, resulting in a restructuring credit of $54,000. An additional restructuring credit of $84,000 was recognized relating to the write-off of the remaining reserve balance, which consisted of building exit costs.

     The following summarizes the activity in the restructuring accrual (dollars in thousands):


     -------------------------------------------------------------------------------------------------------
                                                      Employee          Lease Termination
                                                    Termination           and Other Exit
                                                      Benefits                Costs                 Total
     -------------------------------------------------------------------------------------------------------
     Balance April 28, 2002                   $         837                    605                  1,442

     Adjustments in fiscal 2003                        (313)                   (42)                  (355)

     Paid in fiscal 2003                               (428)                  (116)                  (544)

     -------------------------------------------------------------------------------------------------------
     Balance April 27, 2003                              96                    447                    543

     Adjustments in fiscal 2004                        (101)                  (277)                  (378)

     Paid in fiscal 2004                                  5                    (70)                   (65)

     -------------------------------------------------------------------------------------------------------
     Balance May 2, 2004                                  0                    100                    100

     Adjustments in fiscal 2005                           0                    (84)                   (84)

     Paid in fiscal 2005                                  0                    (16)                   (16)
     -------------------------------------------------------------------------------------------------------

     Balance May 1, 2005                      $           0                      0                      0
     -------------------------------------------------------------------------------------------------------

     -------------------------------------------------------------------------------------------------------


     Fiscal 2001 CDF Restructuring

     During fiscal 2001, management and the company's board of directors approved a restructuring plan in its upholstery fabric segment which involved (1) the consolidation of certain fabric manufacturing capacity within the Culp Decorative Fabrics (CDF) division, (2) closing one of the company's four yarn manufacturing plants, (3) an extensive reduction in selling, general and administrative expenses including the termination of 110 employees and (4) a comprehensive SKU reduction initiative related to finished goods and raw materials in CDF. The 2001 charge from the restructuring and related costs was $7.4 million, approximately $3.4 million of which represented non-cash items, including $2.5 million in impairment of property, plant and equipment and $874,000 in inventory write-downs. The 2002 charge from restructuring and related expenses was $2.5 million, approximately $160,000 of which represented the non-cash impairment of property, plant and equipment.

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

     During fiscal 2005, the reserve was reduced $12,000 to reflect current estimates of future health care claims.

     The following summarizes the activity in the restructuring accrual (dollars in thousands):


     -------------------------------------------------------------------------------------------
                                               Employee          Lease Termination
                                             Termination           and Other Exit
                                               Benefits                Costs            Total
     -------------------------------------------------------------------------------------------
     Balance April 28, 2002            $         512                    491             1,003
     Adjustments in fiscal 2003                 (275)                   276                 1
     Paid in fiscal 2003                        (202)                  (591)             (793)
     -------------------------------------------------------------------------------------------
     Balance April 27, 2003                       35                    176               211
     Adjustments in fiscal 2004                   33                    (32)                1
     Paid in fiscal 2004                         (34)                  (144)             (178)
     -------------------------------------------------------------------------------------------
     Balance May 2, 2004                          34                      0                34
     Adjustments in fiscal 2005                  (12)                     0               (12)
     Paid in fiscal 2005                         (12)                     0               (12)
     -------------------------------------------------------------------------------------------
     Balance May 1, 2005               $          10                      0                10
     -------------------------------------------------------------------------------------------


     As of May 1, 2005 and May 2, 2004, there were no assets classified as held for sale related to the fiscal 2001 CDF restructuring.

3.   ACCOUNTS RECEIVABLE
     A summary of accounts receivable follows:


                                                                        May 1,       May 2,
      (dollars in thousands)                                             2005         2004
-------------------------------------------------------------------------------------------------
      customers                                                   $       30,803      33,064
      allowance for doubtful accounts                                     (1,142)     (1,442)
      reserve for returns and allowances and discounts                      (837)       (903)
-------------------------------------------------------------------------------------------------
                                                                  $       28,824      30,719
-------------------------------------------------------------------------------------------------


     A summary of the activity in the allowance for doubtful accounts follows:


      (dollars in thousands)                                   2005         2004        2003
-------------------------------------------------------------------------------------------------
      beginning balance                                      (1,442)      (1,558)      (2,465)
      provision for bad debt                                    272         (139)         570
      net write-offs                                             28          255          337
-------------------------------------------------------------------------------------------------
      ending balance                                         (1,142)      (1,442)      (1,558)
--------------------------------------------------------------------------------------------------


4.   INVENTORIES
     A summary of inventories follows:


                                                                          May 1,      May 2,
      (dollars in thousands)                                               2005        2004
-------------------------------------------------------------------------------------------------
          raw materials                                           $       23,204      21,015
          work-in-process                                                  3,000       2,489
          finished goods                                                  24,295      25,541
-------------------------------------------------------------------------------------------------
                                                                  $       50,499      49,045
-------------------------------------------------------------------------------------------------


5.   PROPERTY, PLANT AND EQUIPMENT
     A summary of property, plant and equipment follows:


                                         depreciable lives                 May 1,        May 2,
      (dollars in thousands)                    (in years)                  2005           2004
   -------------------------------------------------------------------------------------------------
      land and improvements                             10        $        2,779            2,319
      buildings and improvements                      7-40                30,798           32,849
      leasehold improvements                          7-10                 1,954            1,265
      machinery and equipment                         3-12               134,179          168,078
      office furniture and equipment                  3-10                 8,463            9,849
      capital projects in progress                                         4,880            3,690
   -------------------------------------------------------------------------------------------------
                                                                         183,053          218,050
      accumulated depreciation and amortization                         (117,021)        (140,280)
   -------------------------------------------------------------------------------------------------
                                                                  $       66,032           77,770
   -------------------------------------------------------------------------------------------------


     The company incurred total capital expenditures of $14,360,000 $6,747,000 and $12,229,000 in fiscal years 2005, 2004 and 2003, respectively. The non-cash portion of these capital expenditures representing vendor financing totaled $1,523,000, $331,000 and $5,366,000 in fiscal years 2005,
     2004 and 2003, respectively.

6.   GOODWILL
     A summary of the change in the carrying amount of goodwill follows:


     (dollars in thousands)                          2005                  2004             2003
   -------------------------------------------------------------------------------------------------
      beginning balance                        $      9,240                9,240            9,240
      impairment charge                              (5,126)                   0                0
   -------------------------------------------------------------------------------------------------
      ending balance                           $      4,114                9,240            9,240
   -------------------------------------------------------------------------------------------------


7.   ACCOUNTS PAYABLE
     A summary of accounts payable follows:


                                                                          May 1,            May 2,
      (dollars in thousands)                                               2005             2004
   -------------------------------------------------------------------------------------------------
      accounts payable - trade                                    $       19,688           13,438
      accounts payable - capital expenditures                              3,164            1,885
   -------------------------------------------------------------------------------------------------
                                                                  $       22,852           15,323
   -------------------------------------------------------------------------------------------------


8.   ACCRUED EXPENSES
     A summary of accrued expenses follows:


                                                                          May 1,            May 2,
      (dollars in thousands)                                                2005             2004
   -------------------------------------------------------------------------------------------------
      compensation, commissions and related benefits              $        5,483            8,040
      interest                                                               448              459
      accrued rebates                                                      1,444            2,258
      other                                                                2,181            2,359
   -------------------------------------------------------------------------------------------------
                                                                  $        9,556           13,116
   -------------------------------------------------------------------------------------------------


9.   INCOME TAXES

     Total income taxes (benefits) were allocated as follows:


      (dollars in thousands)                              2005              2004            2003
   -------------------------------------------------------------------------------------------------
      income (loss) from continuing operations       $ (10,942)            3,556           (1,557)
      cumulative effect of accounting change                 0                 0          (13,429)
      shareholders' equity, related to
         the tax benefit arising from the
         exercise of stock options                          (4)              (60)            (402)
   -------------------------------------------------------------------------------------------------
                                                     $ (10,946)            3,496          (15,388)
   -------------------------------------------------------------------------------------------------


     Income tax expense (benefit) attributable to income (loss) from continuing operations consists of:


      (dollars in thousands)                              2005              2004             2003
   -------------------------------------------------------------------------------------------------
      current
         federal                                     $       0                 0              350
         state                                               0                 0               25
         foreign                                         1,080               222              575
   -------------------------------------------------------------------------------------------------
                                                         1,080               222              950
   -------------------------------------------------------------------------------------------------
      deferred
         federal                                       (10,852)            3,144           (2,298)
         state                                          (1,000)              520             (300)
         foreign                                          (170)             (330)              91
   -------------------------------------------------------------------------------------------------
                                                       (12,022)            3,334           (2,507)
   -------------------------------------------------------------------------------------------------
                                                     $ (10,942)            3,556           (1,557)
   -------------------------------------------------------------------------------------------------


     Income before income taxes related to the company's foreign operations for the years ended May 1, 2005, May 2, 2004, and April 27, 2003 was $5,900,000, $2,700,000 and $2,300,000, respectively.

     The following schedule summarizes the principal differences between income tax expense (benefit) at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:


                                                          2005              2004          2003
   -------------------------------------------------------------------------------------------------
      federal income tax rate                            (34.0)%           34.0%         (35.0)%
      state income taxes, net of federal
         income tax benefit                               (4.8)             3.2           (7.8)
      extraterritorial income or
            foreign sales corporation benefit             (0.0)            (0.1)          (2.3)
      adjustment to estimated income tax accruals         (0.0)            (5.6)         (19.6)
      other                                                0.8              1.5           (3.2)
   -------------------------------------------------------------------------------------------------
                                                         (38.0)%           33.0%         (67.9)%
   -------------------------------------------------------------------------------------------------


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:


      (dollars in thousands)                                                2005             2004
   -------------------------------------------------------------------------------------------------
      deferred tax assets:
          accounts receivable                                     $          656              792
          inventories                                                      2,846            1,666
          goodwill                                                         6,939            6,244
          compensation                                                     1,064            1,027
          liabilities and reserves                                         2,605            2,477
          alternative minimum tax                                          1,320            1,320
          net operating loss carryforwards                                 9,819            4,287
   -------------------------------------------------------------------------------------------------
               gross deferred tax assets                                  25,249           17,813
          valuation allowance                                                  0                0
   -------------------------------------------------------------------------------------------------
               total deferred tax assets                                  25,249           17,813
   -------------------------------------------------------------------------------------------------
      deferred tax liabilities:
          property, plant and equipment, net                              (8,070)         (11,817)
          other                                                              (39)            (878)
   -------------------------------------------------------------------------------------------------
               total deferred tax liabilities                             (8,109)         (12,695)
   -------------------------------------------------------------------------------------------------
                                                                  $       17,140            5,118
   -------------------------------------------------------------------------------------------------


     Federal and state net operating loss carryforwards with related tax benefits of $9,819,000 at May 1, 2005 principally expire in 17-20 years, fiscal 2022 through fiscal 2025. The company also has an alternative minimum tax credit carryforward of approximately $1,320,000 for federal income tax purposes that does not expire.

     The realization of the company's deferred tax assets is dependent upon the generation of future taxable income. The company assesses the need to establish a valuation allowance against its deferred tax assets to the extent the company no longer believes it is more likely than not that the tax assets will be fully utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income exclusive of reversing temporary differences and carryforwards, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future operations, management believes it is more likely than not that the company will generate sufficient taxable income to realize the existing deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

     Income tax payments, net of income tax refunds, were $1,328,000 in 2005. Income tax refunds, net of income tax payments, were $1,338,000 in 2004 and $1,470,000 in 2003.

10.  LONG-TERM DEBT
     A summary of long-term debt follows:

                                                                         May 1,            May 2,
      (dollars in thousands)                                                2005             2004
   -------------------------------------------------------------------------------------------------
      unsecured term notes                                        $       49,975           49,975
      canadian government loan                                               575            1,055
   -------------------------------------------------------------------------------------------------
                                                                          50,550           51,030
      current maturities                                                  (8,110)            (528)
   -------------------------------------------------------------------------------------------------
                                                                  $       42,440           50,502
   -------------------------------------------------------------------------------------------------


     The Company's long-term debt of $50.6 million is unsecured and is comprised of $50.0 million in outstanding senior notes, with a fixed interest rate of 7.76% (payable semi-annually in March and September) and a $575,000 non-interest bearing term loan with the Canadian government. The unsecured senior notes are payable over an average remaining term of 4 years beginning March 2006 through March 2010. The final payment on the Canadian government loan is due during the Company's third quarter of fiscal 2006.

     During fiscal 2004, the company elected to make a $25.0 million prepayment on the unsecured term notes. As a result of this prepayment, the company incurred a consent fee and prepayment premium of $1.3 million, additional debt issue cost amortization of $144,000 and approximately $202,000 in other professional fees.

     In December 2004, the company amended its agreement with its bank to provide for a reduced revolving loan commitment of $10.0 million from an existing commitment of $15.0 million, including letters of credit up to $2.5 million. Borrowings under the facility generally carry interest at the London Interbank Offered Rate plus an adjustable margin based upon the company's debt/EBITDA ratio, as defined in the agreement. On February 18, 2005, the Interest and Leases Coverage ratio was amended such that at the end of each fiscal quarter beginning with the third quarter of fiscal 2005, the Interest and Leases Coverage Ratio shall not be less than 1.25 to 1.0. As of May 1, 2005 there were $1.4 million in outstanding letters of credit in support of inventory purchases and no borrowings outstanding under the agreement. The current bank agreement expires in August 2005.

     The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At May 1, 2005, the company was in compliance with these financial covenants.

     The principal payment requirements of long-term debt during the next five fiscal years are: 2006 - $8,110,000; 2007 - $7,535,000; 2008 - $7,535,000;
     2009- $19,835,000; and 2010 - $7,535,000.

     Interest paid during 2005,  2004 and 2003 totaled  $3,937,000,  $5,882,000, and $7,058,000, respectively.

11.  COMMITMENTS AND CONTINGENCIES

     The company leases certain office, manufacturing and warehouse facilities and equipment, primarily computers and vehicles, under noncancellable operating leases. Lease terms related to real estate range from one to twelve years with renewal options for additional periods ranging from two to ten years. The leases generally require the company to pay real estate taxes, maintenance, insurance and other expenses. Rental expense for operating leases was $5,009,000 in 2005; $5,013,000 in 2004; and $5,673,000
     in 2003. Future minimum rental commitments for noncancellable operating leases are $3,894,000 in 2006; $2,926,000 in 2007; $1,661,000 in 2008;
     $395,000 in 2009; and $104,000 in 2010. Management expects that in the normal course of business, these leases will be renewed or replaced by other operating leases.

     The company is involved in legal proceedings and claims which have arisen in the ordinary course of its business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

     The  company   has   outstanding   capital   expenditure   commitments   of
     approximately $2.8 million as of May 1, 2005.

12.  STOCK OPTION PLANS

     The company has a stock option plan under which options to purchase common stock may be granted to officers, directors and key employees. At May 1, 2005, 556,450 shares of common stock were authorized for issuance under the plan. Of this total, none remain available for grant. Options are generally exercisable from one to five years after the date of grant and generally expire five to ten years after the date of grant.

     No compensation cost has been recognized for this stock option plan as options were granted at an option price not less than fair market value at the date of grant.

     A summary of the status of the plan as of May 1, 2005, May 2, 2004 and April 27, 2003 and changes during the years ended on those dates is presented below:


                                                   2005                     2004                      2003
----------------------------------------------------------------------------------------------------------------------
                                                     Weighted-                 Weighted-                  Weighted-
                                                       Average                   Average                    Average
                                                      Exercise                  Exercise                   Exercise
                                           Shares        Price       Shares        Price       Shares         Price
----------------------------------------------------------------------------------------------------------------------
      Outstanding at beginning
          of year                         682,450   $     7.65      775,500   $    7.91       922,875    $   7.73
      Granted                                   0            0            0           0             0           0
      Exercised                            (3,250)        3.44      (31,375)       4.35      (145,375)       6.74
      Canceled/expired                   (122,750)        8.18      (61,875)      12.33        (2,000)       9.00
----------------------------------------------------------------------------------------------------------------------
      Outstanding at end of year          556,450         7.56      682,450        7.65       775,500        7.91
----------------------------------------------------------------------------------------------------------------------
      Options exercisable at
          year-end                        499,950    $   7.95       512,950   $    8.88       475,250    $  10.21
      Weighted-average fair value of
          options granted during the
          year                                      $     0.00                $    0.00                  $   0.00
----------------------------------------------------------------------------------------------------------------------


                                           Options Outstanding                            Options Exercisable
----------------------------------------------------------------------------------------------------------------------
                                   Number      Weighted-Avg.                               Number
              Range of        Outstanding         Remaining     Weighted-Avg.         Exercisable     Weighted-Avg.
       Exercise Prices          at 5/1/05   Contractual Life   Exercise Price           at 5/1/05    Exercise Price
----------------------------------------------------------------------------------------------------------------------
      $  3.03 - $  3.05            75,750        1.5 years           $3.03               75,750          $3.03
      $  4.00 - $  7.50           223,575        1.4                  4.29              167,075           4.36
      $  7.63 - $  7.63            98,000        3.4                  7.63               98,000           7.63
      $  7.75 - $12.13             78,500        1.6                  9.77               78,500           9.77
      $ 13.34 - $20.94             80,625        2.2                 18.63               80,625          18.63
----------------------------------------------------------------------------------------------------------------------
                                  556,450        1.9                 $7.56              499,950          $7.95
----------------------------------------------------------------------------------------------------------------------


     During fiscal 1995, the company adopted a stock option plan which provided for the one-time grant to officers and certain senior managers of options to purchase 121,000 shares of the company's common stock at $.05 (par value) per share. As of May 1, 2005, there are no options outstanding under the plan. No options were exercised during fiscal 2005 and 2004 and 50,500 options were exercised in 2003. As all outstanding options under this plan have been fully vested, no compensation expense was recorded in fiscal 2005, 2004 and 2003.

     During September 1997, the company's shareholders approved the 1997 option plan which provides for the one-time grant to certain officers and senior managers of options to purchase 106,000 shares of the company's common stock at $1.00 per share. Options under the plan are generally exercisable on January 1, 2006. As of May 1, 2005, the 71,000 options outstanding under the plan have exercise prices of $1.00 and a weighted-average remaining contractual life of 1.7 years. There were no options exercised during fiscal 2005, 2004 and 2003, respectively. Compensation expense recorded under the plan was $210,000 for fiscal 2005, 2004, and 2003, respectively.

     During September 2002, the company's shareholders approved the 2002 option plan under which options to purchase up to 1,000,000 shares of common stock may be granted to officers, directors and key employees. As of May 1, 2005, 1,000,000 shares of common stock remain authorized for issuance under the plan. Of this total, 723,000 remain available for grant. Options are generally exercisable from one to four years after the date of grant and generally expire five to ten years after the date of grant. No compensation cost has been recognized for this stock option plan as options are granted under the plan at an option price not less than the fair market value at the date of grant.

     A summary of the status of the plan as of May 1, 2005, May 2, 2004, and April 27, 2003 and changes during the years ended on those dates is presented below:


                                                  2005                      2004                      2003
---------------------------------------------------------------------------------------------------------------------
                                                     Weighted-                 Weighted-                  Weighted-
                                                       Average                   Average                    Average
                                                      Exercise                  Exercise                   Exercise
                                           Shares        Price       Shares        Price       Shares         Price
---------------------------------------------------------------------------------------------------------------------
      Outstanding at beginning
          of year                         180,000   $    10.25       93,250   $   13.43             0    $   0.00
      Granted                             128,750         7.14       88,750        6.99        93,250       13.43
      Exercised                              (875)        6.61            0        0.00             0        0.00
      Canceled/expired                    (31,750)        9.51       (2,000)       6.61             0        0.00
---------------------------------------------------------------------------------------------------------------------
      Outstanding at end of year          276,125         8.95      180,000       10.25        93,250       13.43
---------------------------------------------------------------------------------------------------------------------
      Options exercisable at
          year-end                         85,250   $    10.57       43,000   $   11.62        11,250    $   9.37
      Weighted-average fair value of
          options granted during the
          year                                      $     4.26                $    4.07                  $   7.29
---------------------------------------------------------------------------------------------------------------------



                                           Options Outstanding                            Options Exercisable
---------------------------------------------------------------------------------------------------------------------
                                   Number      Weighted-Avg.                               Number
              Range of        Outstanding         Remaining     Weighted-Avg.         Exercisable     Weighted-Avg.
       Exercise Prices          at 5/1/05   Contractual Life   Exercise Price           at 5/1/05    Exercise Price
---------------------------------------------------------------------------------------------------------------------
      $  6.61 - $  6.61            64,625        3.1 years          $  6.61                15,500      $  6.61
      $  7.13 - $  7.27           118,750        4.6                   7.14                11,250         7.27
      $  9.37 - $  9.57            22,500        7.9                   9.47                22,500         9.47

      $13.99 - $13.99              70,250        2.1                  13.99                36,000        13.99
---------------------------------------------------------------------------------------------------------------------
                                  276,125        3.9                $  8.95                85,250       $10.57
---------------------------------------------------------------------------------------------------------------------

     Had compensation cost for the stock option plan with 556,450 options outstanding at May 1, 2005 and the 1997 and 2002 stock-based compensation plans been determined consistent with SFAS No. 123, the company's net income (loss), basic income (loss) per share and diluted income (loss) per share would have been changed to the pro forma amounts indicated below:


      (in thousands, except per share data)                            2005             2004              2003
---------------------------------------------------------------------------------------------------------------------
      Net income (loss)             As reported                   $ (17,852)            7,220         (24,887)
                                    Pro forma                       (18,226)            6,905         (25,045)
---------------------------------------------------------------------------------------------------------------------
      Net income (loss) per         As reported                   $   (1.55)             0.63           (2.17)
        share, basic                Pro forma                         (1.58)             0.60           (2.19)
---------------------------------------------------------------------------------------------------------------------
      Net income (loss) per         As reported                   $   (1.55)             0.61           (2.17)
        share, diluted              Pro forma                         (1.58)             0.59           (2.19)
---------------------------------------------------------------------------------------------------------------------


     The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: dividend yield of 0%, 0% and 0%; risk-free interest rates of 4.2%, 1.9%, and 4.2%; expected volatility of 77%, 80%, and 78%; and expected life of 8.5 years.

13.  DERIVATIVES

     The company applies the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, requires the company to recognize all derivative instruments on the balance sheet at fair value. These statements also establish new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in

     Other Comprehensive Income ("OCI"), a component of Shareholders' Equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a derivative instrument's change in fair value is immediately recognized in earnings.

     The company also uses foreign exchange option and forward contracts to manage the exposure related to firm commitments to purchase fixed assets denominated in the EURO. The company has chosen not to utilize hedge accounting for these contracts, and accordingly changes in the fair value of these contracts are recorded currently in earnings. The company had outstanding foreign exchange option and forward contracts to purchase a total of 564,000 EURO at May 2, 2004. The company did not have foreign exchange option and forward contracts outstanding at May 1, 2005.

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


        (in thousands)                               2005            2004             2003
---------------------------------------------------------------------------------------------
      Weighted-average common
            shares outstanding, basic              11,549            11,525          11,462
      Effect of dilutive stock options                  0               252               0
---------------------------------------------------------------------------------------------
      Weighted-average common
            shares outstanding, diluted            11,549            11,777          11,462
---------------------------------------------------------------------------------------------


     Options to purchase 495,969, 348,337 shares, and 413,844 shares of common stock were not included in the computation of diluted net income (loss) per share for fiscal 2005, 2004 and 2003, respectively, because the exercise price of the options was greater than the average market price of the common shares. Options to purchase 143,970 and 556,031 shares were not included in the computation of diluted net income (loss) per share for fiscal 2005 and 2003, respectively, because the company incurred a net loss for these fiscal years.

15.  BENEFIT PLANS

     The company has a defined contribution plan which covers substantially all employees and provides for participant contributions on a pre-tax basis and discretionary matching contributions by the company, which are determined annually. Company contributions to the plan were $1,461,000 in 2005; $1,583,000 in 2004; and $1,799,000 in 2003.

     In addition to the defined contribution plan, the company implemented a nonqualified deferred compensation plan covering officers and certain other associates in fiscal 2003. The plan provides for participant deferrals on a pre-tax basis and non-elective contributions made by the company. Company contributions to the plan were $62,000 for 2005, 2004 and 2003. The company's nonqualified plan liability of $491,000 and $308,000 at May 1, 2005 and May 2, 2004, respectively, is included in accrued expenses in the Consolidated Balance Sheets.

16.  SEGMENT INFORMATION

     The company's operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures and sells fabrics to bedding manufacturers. The upholstery fabrics segment manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers. The upholstery fabrics segment consists of two divisions: Culp Decorative Fabrics and Culp Velvets/Prints. Since these divisions have similar products, manufacturing processes, customers, methods of distribution and economic characteristics, they are aggregated for segment reporting purposes.

     International sales, of which 97%, 98% and 87% were denominated in U.S. dollars in 2005, 2004 and 2003, respectively, accounted for 11%, 11%, and 12% of net sales in 2005, 2004 and 2003, respectively and are summarized by geographic area as follows:


      (dollars in thousands)                      2005              2004             2003
---------------------------------------------------------------------------------------------
      North America (excluding USA)          $   22,503           26,740            30,375
      Far East and Asia                           8,690            6,954             4,926
      All other areas                             1,056            1,557             4,577
---------------------------------------------------------------------------------------------
                                             $   32,249           35,251            39,878
---------------------------------------------------------------------------------------------


     Company assets located outside North America are not material for any of the three years presented.

     Effective May 3, 2004, the Company began evaluating the operating performance of its segments based upon income (loss) from operations before restructuring and related charges or credits and certain unallocated corporate expenses. Previously, the company evaluated operating segment performance based upon gross profit. Operating income (loss) and gross profit for prior periods by segment is presented for comparative purposes. Unallocated corporate expenses represent primarily compensation and benefits of certain executive officers and all costs related to being a public company. Segment assets include assets used in the operation of each segment and consist of accounts receivable, inventories, and property, plant, and equipment. The company no longer allocates goodwill to its operating segments for the purposes of evaluating operating performance.

     Sales and gross profit for the company's operating segments are as follows:



      (dollars in thousands)                    2005              2004             2003
---------------------------------------------------------------------------------------------
      Net sales:
          Upholstery Fabrics                  $ 181,066          211,794           240,096
          Mattress Ticking                      105,432          106,322            99,550
---------------------------------------------------------------------------------------------
                                              $ 286,498          318,116           339,646
---------------------------------------------------------------------------------------------

      Gross profit:
          Upholstery Fabrics                  $  16,899           34,946            37,656
          Mattress Ticking                       16,819           23,376            22,835
---------------------------------------------------------------------------------------------
          Total segment gross profit             33,718           58,322            60,491
          Restructuring related charges          (7,561)(1)           0            (2,918)
---------------------------------------------------------------------------------------------
                                              $  26,157           58,322            57,573
---------------------------------------------------------------------------------------------

      Income (loss) from operations:
          Upholstery Fabrics                  $  (6,435)           6,836             8,395
          Mattress Ticking                        9,389           14,986            15,117
---------------------------------------------------------------------------------------------
             Total income from operations         2,954           21,822            23,512
          Unallocated corporate expenses         (4,480)          (4,519)           (3,061)
          Goodwill impairment                    (5,126)(2)           0                 0
          Restructuring and related charges     (18,046)(3)       1,047           (15,899)
---------------------------------------------------------------------------------------------
                                              $ (24,698)          18,350             4,552
---------------------------------------------------------------------------------------------



     (1) Restructuring related charges primarily represent accelerated depreciation associated with the plant and equipment disposed of, either by sale or abandonment and inventory markdowns; both are included in the cost of sales line item in the Consolidated Statements of Income (Loss). These charges primarily relate to the Upholstery Fabrics segment.

     (2) The goodwill impairment was the result of an evaluation of all the remaining goodwill associated with the Upholstery Fabrics segment.

     (3) Restructuring and related charges primarily represent $7.7 million in related charges for accelerated depreciation and inventory markdowns, $5.6 million related to write-downs of buildings and equipment, $2.5 million related to the dismantling, moving, and relocation of equipment to other company facilities, and $2.2 million related to employee termination costs (see note 2). Restructuring charges are included in the restructuring expense line item in the Consolidated Statements of Income (Loss). These charges primarily relate to the Upholstery Fabrics segment.

     One customer represented approximately 15%, 13%, and 14% of consolidated net sales for 2005, 2004 and 2003, respectively. No other customer accounted for 10% or more of consolidated net sales during those years.

     Balance sheet information for the company's operating segments follow:


      (dollars in thousands)                                 2005              2004             2003
-------------------------------------------------------------------------------------------------------------
      Segment assets
         Mattress Fabrics
             current assets                             $       24,951           24,639            21,018
             property, plant, and equipment                     26,658 (4)       23,126            25,991
-------------------------------------------------------------------------------------------------------------
            Total mattress fabrics assets               $       51,609           47,765            47,009
-------------------------------------------------------------------------------------------------------------

         Upholstery Fabrics
             current assets                             $       54,372           55,125            60,793
             property, plant, and equipment                     39,273 (5)       54,644            58,971
-------------------------------------------------------------------------------------------------------------
            Total upholstery fabrics assets             $       93,645          109,769           119,764
-------------------------------------------------------------------------------------------------------------

            Total segment assets                               145,254          157,534           166,773

      Non-segment assets
           cash and cash equivalents                             5,107           14,568            14,355
           short-term investments                                    0                0            10,043
           deferred income taxes                                17,140            9,256            12,303
           other current assets                                  2,691            1,722             3,204
           property, plant, and equipment                          101                0                 0
           goodwill                                              4,114            9,240             9,240
           other assets                                          1,716            1,496             2,235
-------------------------------------------------------------------------------------------------------------
            Total assets                                $      176,123          193,816           218,153
-------------------------------------------------------------------------------------------------------------
      Capital expenditures:
          Mattress Fabrics                              $        6,321              913             4,456
          Upholstery Fabrics                                     1,895            5,834             7,773
          Unallocated corporate                                  6,144 (6)            0                 0
-------------------------------------------------------------------------------------------------------------
                                                        $       14,360            6,747            12,229
-------------------------------------------------------------------------------------------------------------

      Depreciation expenses
          Mattress Fabrics                              $        3,635            3,753             2,679
          Upholstery Fabrics                                     9,227            9,889            11,311
-------------------------------------------------------------------------------------------------------------
          Total segment depreciation expense                    12,862           13,642            13,990
          Accelerated depreciation - upholstery fabrics          6,022                0                 0
-------------------------------------------------------------------------------------------------------------
                                                        $       18,884           13,642            13,990
-------------------------------------------------------------------------------------------------------------


     (4) Included in property, plant, and equipment are assets located in the U.S. totaling $12.2 million, $9.8 million, and $9.8 million for 2005, 2004, and 2003, respectively.

     (5) Included in property, plant, and equipment are assets located in the U.S. totaling $36.2 million, $51.5 million, and $55.5 million for 2005, 2004, and 2003, respectively. Also, included in property, plant, and equipment for 2005 are allocations totaling $5.3 million for the distribution facility and design center that were sold in June 2005 and various other corporate allocations totaling $4.2 million.

     (6) Unallocated corporate expenditures for fiscal 2005 primarily represent capital spending for the new corporate office building.

17.  RELATED PARTY TRANSACTIONS

A director of the company is also an officer and director of a major customer of the company. The amount of net sales to this customer was approximately $42,286,000 in 2005; $41,819,000 in 2004; and $47,593,000 in 2003. The amount due from this customer at May 1, 2005 and May 2, 2004 was approximately $3,659,000 and $4,768,000, respectively. Effective May 2, 2005, the company modified a lease agreement with a related party to reduce their monthly base rent from $45,375 to $15,000 and extend the expiration date from February 2006 to April 2007.

     Rents paid to entities owned by certain shareholders and officers of the company and their immediate families were approximately $622,000 in 2005, $682,000 in 2004, and $708,000 in 2003.

18.  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is the total of net income (loss) and other changes in equity, except those resulting from investments by shareholders and distributions to shareholders not reflected in net income (loss).

     A summary of comprehensive income (loss) follows:


      (dollars in thousands)                                           2005        2004        2003
   ----------------------------------------------------------------------------------------------------
      Net income (loss)                                         $   (17,852)      7,220      (24,887)
      Gain (loss) on foreign exchange options, net of taxes:
        Net gains reclassified into earnings                              0           0           (7)
   ----------------------------------------------------------------------------------------------------
                                                                $   (17,852)      7,220      (24,894)
   ----------------------------------------------------------------------------------------------------


19.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2004, the FASB issued SFAS No. 151,"Inventory Costs, and amendment of ARB No. 43, Chapter 4," which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the company will adopt this standard in fiscal 2007. Management has not determined the impact, if any, that this statement will have on our consolidated financial position or results of operations.

     SFAS No. 123 (Revised 2004),"Share-Based Payment," issued in December 2004, is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123 (Revised 2004) are effective for fiscal years beginning after June 15, 2005 and the company will adopt this standard in fiscal 2007. Management has not determined the impact, if any, that this statement will have on our consolidated financial position or results of operations.

     In December 2004, the FASB issued Staff Position FAS 109-1, which provides guidance on the application of SFAS No. 109, Accounting for Income Taxes, to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction for qualified production activities. FAS 109-1 has not had, nor is it expected to have, a material impact on our financial reporting or disclosures.


SELECTED QUARTERLY DATA

                                           fiscal       fiscal     fiscal     fiscal    fiscal      fiscal     fiscal     fiscal
                                            2005         2005       2005       2005      2004        2004       2004       2004
(amounts in thousands, except per share     4th          3rd         2nd        1st       4th        3rd         2nd        1st
 amounts)                                 quarter      quarter    quarter    quarter   quarter     quarter     quarter   quarter
----------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) STATEMENT DATA
   net sales                            $  74,183      69,060     75,406     67,849     85,148     76,561     82,731     73,676
   cost of sales                           68,835      66,493     65,839     59,174     69,510     62,093     65,993     62,198
--------------------------------------------------------------------------------------------------------------------------------
       gross profit                         5,348       2,567      9,567      8,675     15,638     14,468     16,738     11,478
   SG & A expenses                          9,048       8,191      8,838      9,280      9,925     10,282     10,296     10,516
   goodwill impairment                          0           0      5,126          0          0          0          0          0
   restructuring expense (credit)  and
    asset impairments                       8,083       1,135      1,292       (138)    (1,047)         0          0          0
--------------------------------------------------------------------------------------------------------------------------------
        income (loss) from operations     (11,783)     (6,759)    (5,689)      (467)     6,760      4,186      6,442        962
   interest expense                           924         912        937        940        988      1,534      1,509      1,497
   interest income                            (36)        (42)       (29)       (27)       (20)      (113)      (121)      (122)
   early extinguishment of debt                 0           0          0          0          0      1,672          0          0
   other expense                               81          49        173        214        220        229         62        239
--------------------------------------------------------------------------------------------------------------------------------
         income (loss) before income
          taxes                           (12,752)     (7,678)    (6,770)    (1,594)     5,572        864      4,992       (652)
   income taxes                            (5,022)     (2,801)    (2,577)      (542)     1,839        112      1,846       (241)
--------------------------------------------------------------------------------------------------------------------------------
        net income (loss)                  (7,730)     (4,877)    (4,193)    (1,052)     3,733        752      3,146       (411)
--------------------------------------------------------------------------------------------------------------------------------
   depreciation                             4,379       7,605      3,538      3,362      3,348      3,411      3,439      3,444
--------------------------------------------------------------------------------------------------------------------------------
   weighted average shares outstanding     11,550      11,550     11,549     11,547     11,531     11,529     11,524     11,515
   weighted average shares outstanding,
        assuming dilution                  11,550      11,550     11,549     11,547     11,815     11,859     11,774     11,515
--------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
   net income (loss) per share - basic  $   (0.67)      (0.42)     (0.36)     (0.09)      0.32       0.07       0.27      (0.04)
   net income (loss) per share - diluted    (0.67)      (0.42)     (0.36)     (0.09)      0.32       0.06       0.27      (0.04)
   book value                                7.43        8.09       8.51       8.87       8.95       8.63       8.55       8.28
--------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
   operating working capital (3)        $  56,471      57,750     59,926     61,468     64,441     62,492     61,262     54,854
   property, plant and equipment, net      66,032      71,024     76,062     78,880     77,770     78,909     81,219     83,299
   total assets                           176,123     175,931    182,040    188,599    193,816    193,853    224,812    214,387
   capital expenditures                     6,033       2,776      1,008      4,543      2,377      1,103      1,427      1,840
   long-term debt (1)                      50,550      50,559     51,163     51,064     51,030     51,063     76,616     76,551
   shareholders' equity                    85,771      93,441     98,265    102,398    103,391     99,467     98,605     95,340
   capital employed (2)                   136,321     144,000    149,428    153,462    154,421    150,530    175,221    171,891
--------------------------------------------------------------------------------------------------------------------------------
RATIOS & OTHER DATA
   gross profit margin                        7.2%        3.7%      12.7%      12.8%      18.4%      18.9%      20.2%      15.6%
   operating income (loss) margin           (15.9)       (9.8)      (7.5)      (0.7)       7.9        5.5        7.8        1.3
   net income (loss) margin                 (10.4)       (7.1)      (5.6)      (1.6)       4.4        1.0        3.8       (0.6)
   effective income tax rate                 39.4        36.5       38.1       34.0       33.0       13.0       37.0       37.0
   long-term debt-to-total capital
    employed ratio (1)                       37.1        35.1       34.1       33.3       33.0       33.9       43.7       44.5
   operating working capital turnover
    (3)                                       4.8         4.9        4.9        5.1        5.2        5.3        5.3        5.1
   days sales in receivables                   35          32         32         30         33         31         34         32
   inventory turnover                         5.7         5.6        5.2        4.7        5.5        4.7        5.1        5.0
--------------------------------------------------------------------------------------------------------------------------------
STOCK DATA
   stock price
        high                            $    6.55        6.97       8.00       9.10      12.28      12.25      10.95       8.03
        low                                  4.20        4.96       5.80       6.64       8.52       9.98       6.75       5.05
        close                                4.70        6.39       6.00       7.80       8.61      11.56      10.72       7.42
   daily average trading volume (shares)     15.0        24.3       16.5       29.2       22.9       32.0       56.0      107.9
--------------------------------------------------------------------------------------------------------------------------------


     (1)  Long-term debt includes long- and short-term debt

     (2)  Capital employed includes long-term debt and shareholders' equity

     (3) Operating working capital for this calculation is accounts receivable, inventories and accounts payable

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the three years ended May 1, 2005, there were no changes of accountants and/or disagreements on any matters of accounting principles or practices or financial statement disclosures.

                        ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission ("SEC") rules and forms.

Management's Report on Internal Control over Financial Reporting

In accordance with Section 404 of the Sarbanes-Oxley Act and SEC rules thereunder, management has conducted an assessment of the Company's internal control over financial reporting as of May 1, 2005. Management's report regarding that assessment appears on page 35 of this report and is incorporated herein by reference.

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting for the Company's fourth quarter ended May 1, 2005, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

                           ITEM 9B. OTHER INFORMATION

On July 12, 2005, the company entered into an Amendment to Lease, effective
May 2, 2005, to amend the company's lease of an industrial facility from Partnership 74 Associates, a partnership whose partners include Robert G. Culp, III, Chief Executive Officer and a director of the company, Mr. Culp's brother, his sister and his sister's children. The amendment extends the terms of the lease for an additional two years from May 2, 2005 through April 29, 2007, reduces the monthly base rent to $15,000 per month, and changes the repair and maintenance provisions such that the company is now responsible for maintenance of the roof and structural supports. The company believes that at the time the lease amendment was entered into, the amended terms of the lease were no less favorable to the company than could have been obtained in an arms-length transaction with an unaffiliated person, and the company has received an independent appraisal to this effect.

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

                 ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to accountants fees and services is included in the company's definitive Proxy Statement to be filed within 120 days after the end of the company's fiscal year pursuant to Regulation 14A of the Securities and Exchange Commission, under the caption "Fees Paid to Independent Registered Public Accounting Firm," which information is herein incorporated by reference.

                                     PART IV

                ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) DOCUMENTS FILED AS PART OF THIS REPORT:

     1.   Consolidated Financial Statements

          The following consolidated financial statements of Culp, Inc. and its subsidiaries are filed as part of this report.

                                                                  Page of Annual
                                                                     Report on
Item                                                                 Form 10-K
----                                                                 ---------

Consolidated Balance Sheets - May 1, 2005 and.....................      38
 May 2, 2004

Consolidated Statements of Income (Loss) -
 for the years ended May 1, 2005
 May 2, 2004, and April 27, 2003..................................      39

Consolidated Statements of Shareholders' Equity -
 for the years ended May 1, 2005,
 May 2, 2004, and April 27, 2003..................................      40

Consolidated Statements of Cash Flows -
 for the years ended May 1, 2005,
 May 2, 2004, and April 27, 2003..................................      41

Notes to Consolidated Financial Statements........................      42

Reports of Independent Registered Public Accounting Firm .........      36

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

     10(f) 1993 Stock Option Plan was filed as Exhibit 10(o) to the company's Form 10-K for the year ended May 2, 1993, filed on July 29, 1993, and is incorporated herein by reference. (*)

     10(g) Amendments to 1993 Stock Option Agreement dated September 26, 2000. This amendment was filed as Exhibit 10(rr) to the company's Form 10-Q for the quarter ended October 29, 2000, and is incorporated herein by reference. (*)

     10(h) Form of Note Purchase Agreement (providing for the issuance by Culp, Inc. of its $20 million 6.76% Series A Senior Notes due 3/15/08 and its $55 million 6.76% Series B Senior Notes due 3/15/10), each dated March 4, 1998, between Culp, Inc. and each of the following:
               1.   Connecticut General Life Insurance Company;
               2.   The Mutual Life Insurance Company of New York;
               3.   United of Omaha Life Insurance Company;
               4.   Mutual of Omaha Insurance Company;
               5.   The Prudential Insurance Company of America;
               6.   Allstate Life Insurance Company;
               7.   Life Insurance Company of North America; and
               8.   CIGNA Property and Casualty Insurance Company
               This agreement was filed as Exhibit 10(ll) to the company's Form 10-K for the year ended May 3, 1998, filed on July 31, 1998, and is incorporated herein by reference.

     10(i)     First  Amendment,   dated  January  31,  2002  to  Note  Purchase
               Agreement (providing for the issuance by Culp, Inc. of its $20 million 6.76% Series A Senior Notes due 3/15/08 and its $55 million 6.76% Series B Senior Notes due 3/15/10), each dated March 4, 1998, between Culp, Inc. and each of the following:
               1.   Connecticut General Life Insurance Company;
               2.   Life Insurance Company of North America;
               3.   ACE Property and Casualty;
               4.   J. Romeo & Co.;
               5.   United of Omaha Life Insurance Company;
               6.   Mutual of Omaha Insurance Company;
               7.   The Prudential Insurance of America; and
               8.   Allstate Life Insurance Company
               This amendment was filed as Exhibit 10(a) to the company's Form 10-Q for the quarter ended January 27, 2002, and is incorporated herein by reference.

     10(j) Rights Agreement, dated as of October 8, 1999, between Culp, Inc. and EquiServe Trust Company, N.A., as Rights Agent, including the form of Articles of Amendment with respect to the Series A Participating Preferred Stock included as Exhibit A to the Rights Agreement, the forms of Rights Certificate included as Exhibit B to the Rights Agreement, and the form of Summary of Rights included as Exhibit C to the Rights Agreement. The Rights Agreement was filed as Exhibit 99.1 to the company's Form 8-K dated October 12, 1999, and is incorporated herein by reference.

     10(k) Form of Change of Control and Noncompetition Agreement, each dated December 11, 2001, by and between the company and each of Robert G. Culp, III, Franklin N. Saxon, Kenneth M. Ludwig, was filed as Exhibit 10hh to the company's Form 10-K for the year ended April 28, 2002, filed on July 26, 2002, and is incorporated herein by reference. (*)

     10(l) 2002 Stock Option Plan was filed as Exhibit 10(a) to the company's Form 10-Q for the quarter ended January 26, 2003, filed on March 12, 2003, and is incorporated herein by reference.(*)

     10(m) Amended and Restated Credit Agreement dated as of August 23, 2002 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 10(a) to the company's Form10-Q for the quarter ended July 28, 2002, filed September 11, 2002, and is incorporated herein by reference.

     10(n) First Amendment to Amended and Restated Credit Agreement dated as of March 17, 2003 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as exhibit 10(p) to the company's form 10-K for the year ended April 27, 2003, filed on July 25, 2003, and is incorporated here by reference.

     10(o) Second Amendment to Amended and Restated Credit Agreement dated as of June 3, 2003 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank. was filed as exhibit 10(q) to the company's form 10-K for the year ended April 27, 2003, filed on July 25, 2003, and is incorporated here by reference.

     10(p) Third Amendment to Amended and Restated Credit Agreement dated as of August 23, 2004 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank., was filed as Exhibit 10 to the Current Report on Form 8-K dated August 26, 2004, and is incorporated herein by reference.

     10(q) Fourth Amendment to Amended and Restated Credit Agreement dated as of December 7, 2004 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 10(b) to the company's form 10-Q for the quarter ended October 31, 2004, filed on December 9, 2004, and is incorporated here by reference.

     10(r) Fifth Amendment to Amended and Restated Credit Agreement dated as of February 18, 2005 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank., was filed as Exhibit 99(c) to Current Report on form 8-K dated February 18, 2005, and is incorporated herein by reference.

     10(s) Severance Agreement and Waiver of Claims between Rodney A. Smith and Culp, Inc. was filed as Exhibit 10.1 to Current Report on form 8-K dated May 6, 2005, and is incorporated herein by reference.

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

     24(a)     Power of Attorney of Jean L.P. Brunel, dated June 29, 2005

     24(b)     Power of Attorney of Howard L. Dunn, dated June 24, 2005

     24(c)     Power of Attorney of H. Bruce English, dated June 24, 2005

     24(d)     Power of Attorney of  Patrick B. Flavin, dated June 28, 2005

     24(e)     Power of Attorney of  Kenneth  R. Larson, dated June 28, 2005

     24(f)     Power of Attorney of  Kenneth W. McAllister, dated June 28, 2005

     24(g)     Power of Attorney of  Patrick H. Norton, dated June 28, 2005

     31(a) Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

     31(b) Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

     32(a) Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

     32(b) Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

b)   Exhibits:

     The exhibits to this Form 10-K are filed at the end of this Form 10-K immediately preceded by an index. A list of the exhibits begins on page 65 under the subheading "Exhibits Index."

c)   Financial Statement Schedules:

     See Item 15(a) (2)

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of July 2005.

                                    CULP, INC.

                                    By /s/ Robert G. Culp, III
                                           -------------------
                                           Robert G. Culp, III
                                           Chairman and Chief Executive Officer
                                           (principal executive officer)

                                    By /s/ Franklin N. Saxon
                                            -----------------
                                           Franklin N. Saxon
                                           President and Chief Operating
                                           Officer (principal financial officer)

                                    By /s/ Kenneth R. Bowling
                                           ------------------
                                           Kenneth R. Bowling
                                           Vice President and Treasurer
                                           (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of July 2005.

/s/ Robert G. Culp, III                /s/ Patrick H. Norton *
    -------------------                    -----------------
    Robert G. Culp, III                    Patrick H. Norton
    (Chairman of the                       (Director)
    Board of Directors)

/s/ Franklin N. Saxon                  /s/ Jean L.P.. Brunel *
    -----------------                      -----------------
    Franklin N. Saxon                      Jean L.P. Brunel
    (Director)                             (Director)

/s/ Howard L. Dunn, Jr.*               /s/ H. Bruce English *
    -------------------                    ------------------
    Howard L. Dunn, Jr.                    H. Bruce English
    (Director)                             (Director)

/s/ Patrick B. Flavin*                 /s/ Kenneth R. Larson *
    -----------------                      -------------------
    Patrick B. Flavin                      Kenneth R. Larson
    (Director)                             (Director)

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

     24(a)          Power of Attorney of Jean L.P. Brunel, dated June 29, 2005

     24(b)          Power of Attorney of Howard L. Dunn, dated June 24, 2005

     24(c)          Power of Attorney of H. Bruce English, dated June 24, 2005

     24(d)          Power of Attorney of Patrick B. Flavin, dated June 28, 2005

     24(e)          Power of Attorney of Kenneth R. Larson, dated June 28, 2005

     24(f)          Power of Attorney of Kenneth W.  McAllister,  dated June 28,
                    2005

     24(g)          Power of Attorney of Patrick H. Norton, dated June 28, 2005

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