Form 10-Q
period 2005-07-31
CULP INC
filed 2005-09-09
CIK 723603

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

                  For the quarterly period ended July 31, 2005

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

                                 YES [X]  NO [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [X]  NO [_]

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practical date:

             Common shares outstanding at July 31, 2005: 11,551,509
                                 Par Value: $.05

--------------------------------------------------------------------------------

                               INDEX TO FORM 10-Q
                       For the period ended July 31, 2005

Part I - Financial Statements.                                              Page
------------------------------                                              ----

Item 1.   Unaudited Interim Consolidated Financial Statements:

Consolidated Statements of Net Loss--Three Months
Ended July 31, 2005 and August 1, 2004                                       I-1

Consolidated Balance Sheets--July 31, 2005,
 August 1, 2004 and May 1, 2005                                              I-2

Consolidated Statements of Cash Flows--Three Months Ended                    I-3
July 31, 2005 and August 1, 2004

Consolidated Statements of Shareholders' Equity                              I-4

Notes to Consolidated Financial Statements                                   I-5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               I-16

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                       I-26

Item 4.   Controls and Procedures                                           I-26

Part II - Other Information
---------------------------

Item 6.   Exhibits                                                          II-1

Signatures                                                                  II-2

Item 1: Financial Statements

                                   CULP, INC.
                       CONSOLIDATED STATEMENTS OF NET LOSS
           FOR THE THREE MONTHS ENDED JULY 31, 2005 AND AUGUST 1, 2004
                                    UNAUDITED
                (Amounts in Thousands, Except for Per Share Data)


                                                               THREE MONTHS ENDED
                                        --------------------------------------------------------------------

                                                 Amounts                                Percent of Sales
                                        --------------------------                  --------------------------
                                          July 31,      August 1,     % Over         July 31,      August 1,
                                            2005          2004        (Under)          2005          2004
                                        ------------  ------------  -----------     -----------  -------------

Net sales                               $    62,340        67,849        (8.1)%         100.0 %       100.0 %
Cost of sales                                55,785        59,174        (5.7)%          89.5 %        87.2 %
                                        ------------  ------------  -----------     -----------  -------------
        Gross profit                          6,555         8,675       (24.4)%          10.5 %        12.8 %

Selling, general and
  administrative expenses                     9,856         9,280         6.2 %          15.8 %        13.7 %
Restructuring expense (credit)                1,826          (138)   (1,423.2)%           2.9 %        (0.2)%
                                        ------------  ------------  -----------     -----------  -------------
        Loss from operations                 (5,127)         (467)     (997.9)%          (8.2)%        (0.7)%

Interest expense                                948           940         0.9 %           1.5 %         1.4 %
Interest income                                 (16)          (27)      (40.7)%          (0.0)%        (0.0)%
Other expense                                   133           214       (37.9)%           0.2 %         0.3 %
                                        ------------  ------------  -----------     -----------  -------------
        Loss before income taxes             (6,192)       (1,594)     (288.5)%          (9.9)%        (2.3)%

Income taxes *                               (2,251)         (542)      315.3 %          36.4 %        34.0 %
                                        ------------  ------------  -----------     -----------  -------------
        Net loss                        $    (3,941)       (1,052)     (274.6)%          (6.3)%        (1.6)%
                                        ============  ============  ===========     -----------  -------------

Net loss per share, basic               $     (0.34)        (0.09)     (277.8)%
Net loss per share, diluted             $     (0.34)        (0.09)     (277.8)%
Average shares outstanding, basic            11,551        11,547         0.0 %
Average shares outstanding, diluted          11,551        11,547         0.0 %

* Percent of sales column is calculated as a % of loss before income taxes.

See accompanying notes to consolidated financial statements.

                                   CULP, INC.
                           CONSOLIDATED BALANCE SHEETS
                  JULY 31, 2005, AUGUST 1, 2004 AND MAY 1, 2005
                                    UNAUDITED
                             (Amounts in Thousands)


                                                           Amounts                            Increase
                                              -----------------------------------            (Decrease)
                                                  July 31,          August 1,      -------------------------------   * May 1,
                                                     2005              2004           Dollars         Percent          2005
                                              -------------------  --------------  ---------------    ------------  -----------
Current assets:
       Cash and cash equivalents             $             5,238          11,946           (6,708)      (56.2)%          5,107
       Accounts receivable                                23,019          24,242           (1,223)       (5.0)%         28,824
       Inventories                                        52,125          52,083               42         0.1 %         50,499
       Deferred income taxes                               7,054           9,256           (2,202)      (23.8)%          7,054
       Other current assets                                1,660           1,645               15         0.9 %          2,691
                                              -------------------  --------------  ---------------    ------------  -----------
                  Total current assets                    89,096          99,172          (10,076)      (10.2)%         94,175

Property, plant & equipment, net                          60,190          78,880          (18,690)      (23.7)%         66,032
Goodwill                                                   4,114           9,240           (5,126)      (55.5)%          4,114
Deferred income taxes                                     12,268               0           12,268       100.0 %         10,086
Other assets                                               1,519           1,307              212        16.2 %          1,716
                                              -------------------  --------------  ---------------    ------------  -----------

                  Total assets               $           167,187         188,599          (21,412)      (11.4)%        176,123
                                              ===================  ==============  ===============    ============  ===========



Current liabilities:
       Current maturities of long-term debt  $             8,126             545            7,581     1,391.0 %          8,110
       Accounts payable                                   18,524          14,857            3,667        24.7 %         22,852
       Accrued expenses                                   10,178          10,880             (702)       (6.5)%          9,556
       Accrued restructuring costs                         4,855           4,656              199         4.3 %          5,850
       Income taxes payable                                1,179             606              573        94.6 %          1,544
                                              -------------------  --------------  ---------------    ------------  -----------
                  Total current liabilities               42,862          31,544           11,318        35.9 %         47,912

Long-term debt, less current maturities                   42,440          50,519           (8,079)      (16.0)%         42,440

Deferred income taxes                                          0           4,138           (4,138)     (100.0)%              0
                                              -------------------  --------------  ---------------    ------------  -----------
                  Total liabilities                       85,302          86,201             (899)       (1.0)%         90,352

Shareholders' equity                                      81,885         102,398          (20,513)      (20.0)%         85,771
                                              -------------------  --------------  ---------------    ------------  -----------

                  Total liabilities and
                  shareholders' equity       $           167,187         188,599          (21,412)      (11.4)%        176,123
                                              ===================  ==============  ===============    ============  ===========

Shares outstanding                                        11,552          11,548                4         0.0 %         11,551
                                              ===================  ==============  ===============    ============  ===========

*  Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

                                   CULP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED JULY 31, 2005 AND AUGUST 1, 2004
                                    UNAUDITED
                             (Amounts in Thousands)

                                                                        THREE MONTHS ENDED
                                                                 ---------------------------------

                                                                             Amounts
                                                                 ---------------------------------
                                                                    July 31,          August 1,
                                                                      2005              2004
                                                                 ---------------   ---------------
Cash flows from operating activities:
   Net loss                                                      $     (3,941)           (1,052)
   Adjustments to reconcile net loss to net cash
       provided by operating activities:
           Depreciation                                                 6,172             3,362
           Amortization of other assets                                    31                37
           Stock-based compensation                                        53                52
           Deferred income taxes                                       (2,182)                0
           Restructuring expense (credit)                               1,826              (138)
           Changes in assets and liabilities:
              Accounts receivable                                       5,805             6,477
              Inventories                                              (1,626)           (3,038)
              Other current assets                                      1,031               (11)
              Other assets                                                166               206
              Accounts payable                                         (4,413)              112
              Accrued expenses                                            622            (2,148)
              Accrued restructuring                                    (1,968)             (228)
              Income taxes payable                                       (365)           (1,244)
                                                                 ---------------   ---------------
                  Net cash provided by operating activities             1,211             2,387
                                                                 ---------------   ---------------

Cash flows from investing activities:
   Capital expenditures                                                (3,840)           (4,375)
   Proceeds from the sale of buildings                                  2,850                 0
                                                                 ---------------   ---------------
                  Net cash used in investing activities                  (990)           (4,375)
                                                                 ---------------   ---------------

Cash flows from financing activities:
   Payments on vendor-financed capital expenditures                      (108)             (675)
   Proceeds from the issuance of long-term debt                            16                34
   Proceeds from common stock issued                                        2                 7
                                                                 ---------------   ---------------
                  Net cash used in financing activities                   (90)             (634)
                                                                 ---------------   ---------------

Increase (decrease) in cash and cash equivalents                          131            (2,622)

Cash and cash equivalents at beginning of period                        5,107            14,568
                                                                 ---------------   ---------------

Cash and cash equivalents at end of period                       $      5,238            11,946
                                                                 ===============   ===============


See accompanying notes to consolidated financial statements.

                                   CULP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    UNAUDITED

                    (Dollars in thousands, except share data)


                                                                  Capital
                                        Common Stock            Contributed                                   Total
                                -----------------------------    in Excess       Unearned      Retained    Shareholders'
                                    Shares           Amount     of Par Value   Compensation    Earnings       Equity
------------------------------------------------------------------------------------------------------------------------
Balance,  May 2, 2004                 11,546,634    $    578        39,943          (349)       63,219   $    103,391
------------------------------------------------------------------------------------------------------------------------
  Net loss                                                                                     (17,852)       (17,852)
  Stock-based compensation                                                           210                          210
  Common stock issued in connection
     with stock option plans               4,125           1            21                                         22
------------------------------------------------------------------------------------------------------------------------
Balance,  May 1, 2005                 11,550,759    $    579        39,964          (139)       45,367   $     85,771
------------------------------------------------------------------------------------------------------------------------
  Net loss                                                                                      (3,941)        (3,941)
  Stock-based compensation                                                            53                           53
  Common stock issued in connection
     with stock option plans                750            0             2                                          2
------------------------------------------------------------------------------------------------------------------------
Balance,  July 31, 2005               11,551,509    $    579        39,966           (86)       41,426   $     81,885
========================================================================================================================

See accompanying notes to consolidated financial statements.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. Basis of Presentation

      The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiaries (the "company") include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. All of these adjustments are of a normal recurring nature except as disclosed in note 9 to the consolidated financial statements. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company's annual report on Form 10-K filed with the Securities and Exchange Commission on July 12, 2005 for the fiscal year ended May 1, 2005.

      The company's three months ended July 31, 2005 and August 1, 2004 represent 13 week periods.

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

       The following table illustrates the effect on net loss and net loss per share if the company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, for the three months ended July 31, 2005 and August 1, 2004.


(dollars in thousands, except per share data)                       July 31, 2005          August 1, 2004
-------------------------------------------------------------------------------------------------------------
Net loss, as reported                                              $      (3,941)      $       (1,052)

Add:  Total stock-based employee compensation expense
included in net income, net of tax                                            33                   35

Deduct:  Total stock-based employee compensation expense
determined under fair value-based method for all awards,
net of tax                                                                 (107)                 (122)

-------------------------------------------------------------------------------------------------------------
Pro forma net loss                                                 $      (4,015)      $       (1,139)
-------------------------------------------------------------------------------------------------------------
Net loss per share:
Basic - as reported                                                $       (0.34)      $        (0.09)
Basic - pro forma                                                          (0.35)               (0.10)
Diluted - as reported                                                      (0.34)               (0.09)
Diluted - pro forma                                                        (0.35)               (0.10)
-------------------------------------------------------------------------------------------------------------

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


==================================================================================================

3. Accounts Receivable

     A summary of accounts receivable follows:

--------------------------------------------------------------------------------------------------

(dollars in thousands)                                    July 31, 2005             May 1, 2005
--------------------------------------------------------------------------------------------------
Customers                                                 $    24,980               $    30,803
Allowance for doubtful accounts                                (1,120)                   (1,142)
Reserve for returns and allowances and discounts                 (841)                     (837)
--------------------------------------------------------------------------------------------------
                                                          $    23,019               $    28,824
--------------------------------------------------------------------------------------------------

    A summary of the activity in the allowance for doubtful accounts follows:

                                                                   Three months ended
--------------------------------------------------------------------------------------------------

(dollars in thousands)                                    July 31, 2005            August 1, 2004
--------------------------------------------------------------------------------------------------
Beginning balance                                         $    (1,142)              $    (1,442)
Recovery of bad debt expense                                        0                       199
Net write-offs (recoveries)                                        22                       (23)
--------------------------------------------------------------------------------------------------
Ending balance                                            $    (1,120)              $    (1,266)
--------------------------------------------------------------------------------------------------

==================================================================================================

4.  Inventories

       Inventories are carried at the lower of cost or market. Cost is determined using the FIFO (first-in, first-out) method.

    A summary of inventories follows:

--------------------------------------------------------------------------------------------------

(dollars in thousands)                                    July 31, 2005             May 1, 2005
--------------------------------------------------------------------------------------------------
Raw materials                                             $    22,350               $    23,204
Work-in-process                                                 2,455                     3,000
Finished goods                                                 27,320                    24,295
--------------------------------------------------------------------------------------------------
                                                          $    52,125               $    50,499
--------------------------------------------------------------------------------------------------

==================================================================================================

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


5. Accounts Payable

--------------------------------------------------------------------------------------------------
    A summary of accounts payable follows:

--------------------------------------------------------------------------------------------------

(dollars in thousands)                                    July 31, 2005             May 1, 2005
--------------------------------------------------------------------------------------------------
Accounts payable-trade                                    $    15,275               $    19,688
Accounts payable-capital expenditures                           3,249                     3,164
--------------------------------------------------------------------------------------------------
                                                          $    18,524               $    22,852
--------------------------------------------------------------------------------------------------

==================================================================================================

6. Accrued Expenses

    A summary of accrued expenses follows:
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------

(dollars in thousands)                                    July 31, 2005             May 1, 2005
--------------------------------------------------------------------------------------------------
Compensation, commissions and related benefits            $    4,693                $    5,483
Interest                                                       1,417                       448
Accrued rebates                                                1,781                     1,444
Other                                                          2,287                     2,181
--------------------------------------------------------------------------------------------------
                                                          $    10,178               $    9,556
--------------------------------------------------------------------------------------------------

==================================================================================================

7. Long-Term Debt

    A summary of long-term debt follows:
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------

(dollars in thousands)                                    July 31, 2005             May 1, 2005
--------------------------------------------------------------------------------------------------
Unsecured term notes                                      $    49,975               $    49,975
Canadian government loan                                          591                       575
--------------------------------------------------------------------------------------------------
                                                               50,566                    50,550
Less current maturities                                        (8,126)                   (8,110)
--------------------------------------------------------------------------------------------------
                                                          $    42,440               $    42,440
--------------------------------------------------------------------------------------------------


      The Company's long-term debt of $50.6 million is unsecured and is comprised of $50.0 million in outstanding senior notes, with a fixed interest rate of 7.76% (payable semi-annually in March and September) and a $591,000, non-interest bearing term loan with the Canadian government. The unsecured senior notes are payable over an average remaining term of four years beginning March 2006 through March 2010. The final payment on the Canadian government loan is due during the company's third quarter of fiscal 2006.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


      At July 31, 2005 the company had a $10.0 million revolving credit line with its bank (Wachovia). Borrowings under the credit facility carried interest at the London Interbank Offered Rate plus an adjustable margin based upon the company's debt/EBITDA ratio, as defined by the agreement. As of July 31, 2005, there were no borrowings outstanding under the agreement and $457,000 in outstanding letters of credit in support of inventory purchases. Additionally, the company had $2.9 million in outstanding letters of credit in support of workers' compensation reserves, which did not count against the $10.0 million loan commitment, pursuant to the terms of the agreement. Since entering into this credit agreement in August 2002, the company has not had any borrowings outstanding under the revolving credit line.

      In August of 2005, the company amended this agreement with its bank (Wachovia), to provide for a revolving loan commitment of $8.0 million to be used for working capital, including letters of credit up to $5.5 million (which includes the $2.9 million workers' compensation letters of credit), of which $3.2 million in letters of credit were outstanding on September 9, 2005. Borrowings under the amended facility bear interest at the London Interbank Offered Rate plus an adjustable margin based on the company's debt/EBITDA ratio, as defined in the agreement. The amended credit facility expires on August 31, 2006. The amended agreement also requires the company to maintain collected deposit balances of $7.5 million with its bank from the period October 31, 2005 to March 15, 2006, which is the due date for the first principal payment ($7.5 million) on the company's senior notes, and maintain certain other financial covenants, as defined in the agreement. The $7.5 million deposit requirement is contingent upon the company's successful completion of a real estate loan, which is described below.

      The company executed a real estate loan commitment letter in August 2005 with its bank (Wachovia), providing that the bank would commit until October 31, 2005 to make a five year term loan to the company in an amount expected to be approximately $4.0 million, to be secured by a lien on the company's headquarters building located in High Point, North Carolina. This loan will bear interest at the London Interbank Offered Rate plus an adjustable margin based on the company's debt/EBITDA ratio, as defined in the agreement, and is payable monthly on a fifteen year amortization schedule with a final balloon payment five years from the closing date of the loan. The commitment contains other terms and is subject to certain conditions and contingencies, as set forth in the letter. The company anticipates that the real estate term loan will be closed during October 2005.

      The first scheduled principal payment on the $50.0 million senior notes is due March 2006 in the amount of $7.5 million. The final payment on the Canadian government loan is due during the company's third quarter of fiscal 2006. The company was in compliance with all financial covenants in its loan agreements as of July 31, 2005.

      The principal payment requirements of long-term debt during the next five fiscal years are: 2006 - $8,126,000; 2007 - $7,535,000; 2008 - $19,835,000; 2009
- $7,535,000; and 2010 - $7,535,000.

8. Cash Flow Information

     Payments for interest and income taxes follows:

                                                                    Three months ended
--------------------------------------------------------------------------------------------------

(dollars in thousands)                                    July 31, 2005            August 1, 2004
--------------------------------------------------------------------------------------------------
Interest                                                  $        5                $         23
Income tax payments (refunds)                                    366                         701
--------------------------------------------------------------------------------------------------
       The non-cash portion of capital  expenditures  representing vendor financing totaled
$1,670,000 and $5,000 for the three months ended July 31, 2005 and August 1, 2004, respectively.
==================================================================================================

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


9. Restructuring   and  Asset  Impairment   Charges
       A  summary  of  accrued restructuring follows:

-------------------------------------------------------------------------------------------------

(dollars in thousands)                                    July 31, 2005             May 1, 2005
-------------------------------------------------------------------------------------------------
April 2005 Upholstery Fabrics                             $     1,292               $     1,944
October 2004 Upholstery Fabrics                                   190                       309
Fiscal 2003 Culp Decorative Fabrics                             3,360                     3,587
Fiscal 2001 Culp Decorative Fabrics                                13                        10
-------------------------------------------------------------------------------------------------
                                                          $     4,855               $     5,850
-------------------------------------------------------------------------------------------------


      April 2005 Upholstery Fabrics

      During the first quarter of fiscal 2006, the total restructuring and related charges incurred were $3.6 million of which approximately $3.5 million related to accelerated depreciation associated with plant and equipment, $164,000 related to the dismantling, moving, and relocation of equipment, $47,000 related to lease termination costs, $46,000 related to write-downs of equipment, offset by a restructuring credit of $142,000 for the reversal of accrued termination and benefit expenses. Of the total charge, $116,000 was recorded in restructuring expense; $495,000 related to accelerated depreciation was recorded in cost of sales; and $3.0 million related to accelerated depreciation was recorded in selling, general, and administrative expenses in the 2006 Consolidated Statements of Loss.

      The following summarizes the fiscal 2006 activity in the restructuring accrual (dollars in thousands):

--------------------------------------------------------------------------------
                                    Employee             Lease
                                   Termination       Termination and
                                    Benefits         Other Exit Costs    Total
--------------------------------------------------------------------------------
   Balance, May 1, 2005             $     1,897               47         1,944
   Adjustments in fiscal 2006              (142)              47           (95)
   Paid in fiscal 2006                     (539)             (18)         (557)
--------------------------------------------------------------------------------
   Balance, July 31, 2005           $     1,216               76         1,292
--------------------------------------------------------------------------------

      As of July 31, 2005, assets classified as held for sale consisted of machinery and equipment with a value of $197,500 and are included in other assets.

      The company expects additional restructuring activities to result in charges of approximately $600,000 for the remainder of fiscal 2006. The $600,000 in charges is expected to consist of $500,000 in contract (lease) termination costs and $100,000 in dismantling, moving, and relocation of equipment to other company facilities.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


       October 2004 Upholstery Fabrics

       During the first quarter of fiscal 2006, the total restructuring charges incurred were $1.7 million of which approximately $1.0 million related to the dismantling, moving, and relocation of equipment, $707,000 related to write-downs of equipment, and $25,000 to reflect current estimates of future health care claims. The $1.7 million charge was recorded in restructuring expense in the 2006 Consolidated Statements of Loss.

       The following summarizes the fiscal 2006 activity in the restructuring accrual (dollars in thousands):

--------------------------------------------------------------------------------
                                   Employee            Lease
                                  Termination      Termination and
                                   Benefits        Other Exit Costs     Total
--------------------------------------------------------------------------------
Balance, May 1, 2005             $      309                  0            309
Adjustments in fiscal 2006               25                  0             25
Paid in fiscal 2006                    (144)                 0           (144)
--------------------------------------------------------------------------------
Balance, July 31, 2005           $      190                  0            190
--------------------------------------------------------------------------------

       As of July 31, 2005, there were no assets classified as held for sale. The company expects additional restructuring activities to result in charges of approximately $150,000 for the remainder of fiscal 2006. The $150,000 in charges is expected to consist of dismantling, moving, and relocation of equipment to other company facilities.

       Fiscal 2003 Culp Decorative Fabrics Restructuring

       During the first quarter of fiscal 2006, as a result of management's continual evaluation of the restructuring accrual, the reserve was decreased by approximately $45,000 to reflect current estimates of future health care claims.

       The following summarizes the fiscal 2006 activity in the restructuring accrual (dollars in thousands):

--------------------------------------------------------------------------------
                                  Employee           Lease
                                 Termination     Termination and
                                  Benefits      Other Exit Costs       Total
--------------------------------------------------------------------------------
Balance, May 1, 2005           $       200            3,387           3,587
Adjustments in fiscal 2006             (45)               0             (45)
Paid in fiscal 2006                    (11)            (171)           (182)
--------------------------------------------------------------------------------
Balance, July 31, 2005         $       144            3,216           3,360
--------------------------------------------------------------------------------

As of July 31, 2005 and May 1, 2005, there were no assets classified as held for sale.

       Fiscal 2001 Culp Decorative Fabrics Restructuring

       During the first quarter of fiscal 2006, as a result of management's continual evaluation of the restructuring accrual, the reserve was increased by approximately $20,000 to reflect current estimates of future health care claims.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


       The following summarizes the fiscal 2006 activity in the restructuring accrual (dollars in thousands):

--------------------------------------------------------------------------------
                                   Employee             Lease
                                  Termination      Termination and
                                   Benefits       Other Exit Costs     Total
--------------------------------------------------------------------------------
Balance, May 1, 2005            $        10                 0            10
Adjustments in fiscal 2006               20                 0            20
Paid in fiscal 2006                     (17)                0           (17)
--------------------------------------------------------------------------------
Balance, July 31, 2005          $        13                 0            13
--------------------------------------------------------------------------------

================================================================================

       As of July 31, 2005 and May 1, 2005, there were no assets classified as held for sale.

10. Net Loss Per Share

       Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock options calculated using the treasury stock method. Weighted average shares used in the computation of basic and diluted net loss per share follows:

                                                             Three months ended
-----------------------------------------------------------------------------------------

(amounts in thousands)                               July 31, 2005       August 1, 2004
-----------------------------------------------------------------------------------------
Weighted average common shares outstanding, basic       11,551               11,547
Effect of dilutive stock options                             0                    0
-----------------------------------------------------------------------------------------
Weighted average common shares outstanding, diluted     11,551               11,547
-----------------------------------------------------------------------------------------


       Options to purchase 515,375 and 437,125 shares of common stock were not included in the computation of diluted net loss per share for the three months ended July 31, 2005 and August 1, 2004, respectively, because the exercise price of the options was greater than the average market price of the common shares.

       Options to purchase 36,138 and 180,286 shares of common stock were not included in the computation of diluted net loss per share for the three months ended July 31, 2005 and August 1, 2004 because the company incurred a net loss for the period.
================================================================================


11. Segment Information

       The company's operations are classified into two segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment principally manufactures and sells fabrics to bedding manufacturers. The upholstery fabrics segment principally manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     Financial information for the company's operating segments as follows:

                                                            Three months ended
------------------------------------------------------------------------------------------

(dollars in thousands)                             July 31, 2005          August 1, 2004
------------------------------------------------------------------------------------------
Net sales:
  Mattress Fabrics                                  $    22,915            $    25,953
  Upholstery Fabrics                                     39,425                 41,896
------------------------------------------------------------------------------------------
                                                    $    62,340            $    67,849
------------------------------------------------------------------------------------------

Gross profit:
  Mattress Fabrics                                  $     3,095            $     4,794
  Upholstery Fabrics                                      3,955                  3,956
------------------------------------------------------------------------------------------
    Total segment gross profit                            7,050                  8,750
  Restructuring related charges                            (495)(1)                (75)(2)
------------------------------------------------------------------------------------------
                                                    $       6,555          $     8,675
------------------------------------------------------------------------------------------
Income (loss) from operations:
  Mattress Fabrics                                  $     1,358            $     2,899
     Upholstery Fabrics                                    (380)                (2,619)
------------------------------------------------------------------------------------------
    Total segment income from operations                    978                    280
  Unallocated corporate expenses                           (762)                  (810)
  Restructuring and related charges                      (5,343)(3)                 63(4)
------------------------------------------------------------------------------------------
                                                    $    (5,127)           $      (467)
------------------------------------------------------------------------------------------


(1) The $495,000 represents restructuring related charges for accelerated depreciation on equipment associated with the consolidation of the Burlington, NC and Anderson, SC manufacturing facilities. These charges are included in the cost of sales line item in the 2006 Consolidated Statements of Loss and relate to the Upholstery Fabrics segment.
(2) The $75,000 represents restructuring related charges for equipment dismantling charges for the closing of the Lumberton, NC manufacturing facility and is included in the cost of sales line item in the 2006 Consolidated Statements of Loss. These charges relate to the Upholstery Fabrics segment.
(3) The $5.3 million represents $3.5 million for accelerated depreciation associated with the design and distribution centers sold in June of 2005 and equipment associated with the consolidation of the Burlington, NC and Anderson, SC manufacturing facilities; $1.2 million for asset movement costs, $754,000 for write-downs of equipment, $47,000 for lease termination costs, and a restructuring credit of $142,000 for the reversal of accrued termination and benefit expenses. Of the total charge, $1.8 million was recorded in the restructuring expense (credit) line item in the 2006 Consolidated Statements of Loss; $495,000 related to accelerated depreciation and was recorded in the cost of sales line item in the 2006 Consolidated Statements of Loss; $3.0 million related to accelerated depreciation and was recorded in the selling, general, and administrative expenses line item in the 2006 Consolidated Statements of Loss. These charges primarily related to the Upholstery Fabrics segment.
(4) The $63,000 restructuring credit represents a $138,000 reversal of certain accrued expenses, offset by a $75,000 charge for equipment dismantling costs for the closing of the Lumberton, NC manufacturing facility. The restructuring credits of $138,000 are located in the restructuring expense (credit) line item in the 2006 Consolidated Statements of Loss. These restructuring related charges and credits relate to the Upholstery Fabrics segment.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     Balance sheet information for the company's operating segments follow:

---------------------------------------------------------------------------------------
(dollars in thousands)                          July 31, 2005             May 1, 2005
---------------------------------------------------------------------------------------
  Segment assets:
   Mattress Fabrics
     Current assets                             $     21,871              $    24,951
     Property, plant and equipment (5)                27,799                   26,658
---------------------------------------------------------------------------------------
         Total mattress fabrics assets                49,670                   51,609
---------------------------------------------------------------------------------------
     Upholstery Fabrics
---------------------------------------------------------------------------------------
       Current assets                                 53,273                   54,372
       Property, plant and equipment (6)              32,310                   39,273
---------------------------------------------------------------------------------------
         Total upholstery fabrics assets              85,583                   93,645
---------------------------------------------------------------------------------------
     Total segment assets                            135,253                  145,254

Non-segment assets:
   Cash and cash equivalents                           5,238                    5,107
   Deferred income taxes                              19,322                   17,140
   Other current assets                                1,660                    2,691
   Property, plant & equipment                            81                      101
   Goodwill                                            4,114                    4,114
   Other assets                                        1,519                    1,716
---------------------------------------------------------------------------------------
     Total assets                               $    167,187              $   176,123
---------------------------------------------------------------------------------------

                                                          Three months ended
---------------------------------------------------------------------------------------
(dollars in thousands)                          July 31, 2005            August 1, 2004
---------------------------------------------------------------------------------------
Capital expenditures:
  Mattress Fabrics                              $      2,870              $       430
  Upholstery Fabrics                                   1,174                      237
  Unallocated corporate                                    0                    3,875(7)
---------------------------------------------------------------------------------------
                                                $      4,044              $     4,542
---------------------------------------------------------------------------------------
Depreciation expense:
  Mattress Fabrics                              $        857              $       916
  Upholstery Fabrics                                   1,798                    2,446
---------------------------------------------------------------------------------------
  Total segment depreciation expense                   2,655                    3,362
  Accelerated depreciation                             3,517                        0
---------------------------------------------------------------------------------------
                                                $      6,172              $     3,362
---------------------------------------------------------------------------------------


(5) Included in property, plant, and equipment are assets located in the U.S. totaling $13.7 million and $12.2 million at July 31, 2005 and May 1, 2005, respectively.
(6) Included in property, plant, and equipment are assets located in the U.S. totaling $28.3 million and $36.2 million at July 31, 2005 and May 1, 2005, respectively. Included in this U.S. property, plant, and equipment are assets relating to the company's extrusion operations of $3.0 million and various other corporate allocations totaling $4.2 million at July 31, 2005. At May 1, 2005 allocations totaled $5.3 million for the distribution facility and design center that were sold in June 2005 and various other corporate allocations totaling $4.2 million.
(7) Unallocated corporate capital expenditures for fiscal 2005 primarily represent capital spending for the new corporate office building.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


12. Subsequent Events

      In August 2005, the company's board of directors approved a restructuring plan within the upholstery fabrics segment designed to reduce the company's U.S. yarn manufacturing operations. The company sold its polypropylene yarn extrusion equipment (with a net book value of $2.3 million) located in Graham, NC to American Fibers and Yarns Company, the company's supplier for polypropylene yarn, for $1.1 million payable in cash. As a result, the company will close this operation during the second quarter of fiscal 2006, as American Fibers and Yarns Company relocates production to its own facilities. Pursuant to terms of the sale agreement, the company has a long-term supply contract with American Fibers and Yarns Company to continue to provide the company with polypropylene yarn at prices tied to a published index.

      The company's board of directors also approved further reductions in the company's yarn operations by closing the company's facility in Shelby, NC and consolidating the chenille yarn operations into the Lincolnton, NC facility. The company will now outsource the open-end yarns previously produced at the Shelby, NC facility. As a result, the company will have one yarn plant in Lincolnton, NC for producing chenille and wrap-spun yarns and a small texturizing yarn operation in Graham, NC.

      Overall,   these   actions  will  reduce  the  number  of   associates  by
approximately 100 people. The company expects total pre-tax charges of approximately $5.9 million, of which $5.1 million is expected to be non-cash items. These charges are expected to be recorded in the second quarter of fiscal 2006.

================================================================================

13. Recent Accounting Pronouncements

      In November 2004, the FASB issued SFAS No.151, "Inventory Costs, an amendment of ARB No.43, Chapter 4," which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No.151 are effective for fiscal years beginning after June 15, 2005 and the company will adopt this standard in fiscal 2007. Management has not determined the impact, if any, that this statement will have on our consolidated financial position or results of operations.

      SFAS No. 123 (Revised 2004), "Share-Based Payment," issued in December 2004, is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25," Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123 (Revised 2004) are effective for fiscal years beginning after June 15, 2005 and the company will adopt this standard in fiscal 2007. Management has not determined the impact, if any, that this statement will have on our consolidated financial position or results of operations.

================================================================================

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

ITEM 2.

This report and the exhibits attached hereto contain statements that may be deemed "forward-looking statements" within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934). Such statements are inherently subject to risks and uncertainties. Further, forward looking statements are intended to speak only as of the date on which they are made. Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as "expect," "believe," "estimate," "plan" and "project" and their derivatives, and include but are not limited to statements about expectations for the company's future operations or success, sales, gross profit margins, operating income, SG&A or other expenses, and earnings, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include but are not limited to, the following:

     o Decreases in economic indicators such as the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions, could have a negative effect on the company's business and prospects;

     o Increases in interest rates, particularly home mortgage rates; and increases in consumer debt or the general rate of inflation could affect the company adversely;

     o Economic and political instability in international areas could affect the company's operations or sources of goods in those areas, as well as demand for the company's products in international markets;

     o Changes in consumer tastes or preferences toward products not produced by the company could erode demand for the company's products;

     o Growth in competition from imported fabrics and home furnishings could increase overall competition, especially price competition, for the company's products;

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

Management believes that Culp is one of the two largest producers of mattress fabrics in North America, as measured by total sales, and one of the three largest marketers of upholstery fabrics for furniture in North America, again measured by total sales. The company's fabrics are used primarily in the production of bedding products and residential and commercial upholstered furniture, including sofas, recliners, chairs, loveseats, sectionals, sofa-beds, office seating and mattress sets. Although Culp markets fabrics at most price levels, the company emphasizes fabrics that have broad appeal in the "good" and "better" priced categories of bedding and furniture.

The company's fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The first quarter of fiscal 2006 and 2005 included 13 weeks. The company's operating segments are mattress fabrics and upholstery fabrics. In mattress fabrics, the company markets a broad array of fabrics used by bedding manufacturers. In upholstery fabrics, the company markets jacquard woven fabrics for residential and commercial furniture and velvet printed fabrics and microdenier suedes used primarily for residential furniture.

The following tables set forth the company's net sales, gross profit, selling, general and administrative expenses and operating income (loss) by segment for the three months ended July 31, 2005 and August 1, 2004.

                                   CULP, INC.
           SALES, GROSS PROFIT AND OPERATING INCOME (LOSS) BY SEGMENT FOR THE THREE MONTHS ENDED JULY 31, 2005 AND AUGUST 1, 2004


                             (Amounts in thousands)


                                                                   THREE MONTHS ENDED (UNAUDITED)
                                                 -------------------------------------------------------------------

                                                         Amounts                           Percent of Total Sales
                                                 -------------------------               ---------------------------
                                                  July 31,      August 1,     % Over     July 31,       August 1,
Net Sales by Segment                                2005          2004        (Under)      2005           2004
------------------------------------------       -----------   -----------   ----------  ------------  -------------

Mattress Fabrics                                $    22,915        25,953     (11.7)%         36.8 %         38.3 %
Upholstery Fabrics                                   39,425        41,896      (5.9)%         63.2 %         61.7 %
                                                 -----------   -----------   ----------  ------------  -------------

  Net Sales                                     $    62,340        67,849      (8.1)%        100.0 %        100.0 %
                                                 ===========   ===========   ==========  ============  =============


Gross Profit by Segment                                                                      Gross Profit Margin
------------------------------------------                                               ---------------------------

Mattress Fabrics                                $     3,095         4,794     (35.4)%         13.5 %         18.5 %
Upholstery Fabrics                                    3,955         3,956      (0.0)%         10.0 %          9.4 %
                                                 -----------   -----------   ----------  ----------    -----------
   Subtotal                                           7,050         8,750     (19.4)%        11.3% %         12.9 %

Restructuring related charges                          (495)(1)       (75)(2) 560.0 %        -0.8% %         (0.0)%
                                                 -----------   -----------   ----------  ------------  -------------

   Gross Profit                                 $     6,555         8,675     (24.4)%         10.5 %         12.8 %
                                                 ===========   ===========   ==========  ============  =============


Sales, General and Administrative expenses
   by Segment                                                                                  Percent of Sales
---------------------------------------------                                            ---------------------------

Mattress Fabrics                                $     1,737         1,895      (8.3)%          7.6 %          7.3 %
Upholstery Fabrics                                    4,335         6,575     (34.1)%         11.0 %         15.7 %
Unallocated Corporate expenses                          762           810      (5.9)%          1.2 %          1.2 %
                                                 -----------   -----------   ----------  ------------  -------------
     Subtotal                                         6,834         9,280     (26.4)%         11.0 %         13.7 %

Restructuring related charges                         3,022(3)          0     100.0 %          4.8 %          0.0 %
                                                 -----------   -----------   ----------  ------------  -------------

  Selling, General and Administrative
     expenses                                    $    9,856         9,280       6.2 %         15.8 %         13.7 %
                                                 ===========   ===========   ==========  ============  =============


Operating income (loss) by Segment                                                       Operating Income (Loss) Margin
------------------------------------------                                               ------------------------------

Mattress Fabrics                                $     1,358         2,899     (53.2)%          5.9 %         11.2 %
Upholstery Fabrics                                     (380)       (2,619)     85.5 %         (1.0)%         (6.3)%
Unallocated corporate expenses                         (762)         (810)      5.9 %         (1.2)%         (1.2)%
                                                 -----------   -----------   ----------  ------------  -------------
     Subtotal                                           216          (530)    140.8 %          0.3 %         (0.8)%

Restructuring (expense) and credits                  (1,826)(4)       138(2) 1,423.2%         (2.9)%          0.2 %
Restructuring related charges                        (3,517)(5)       (75)(2)  N/A  %         (5.6)%         (0.1)%
                                                 -----------   -----------   ----------  ------------  -------------

    Operating loss                              $    (5,127)         (467)   (997.9)%         (8.2)%         (0.7)%
                                                 ===========   ===========   ==========  ============  =============


Depreciation by Segment
------------------------------------------

Mattress Fabrics                                $       857           916      (6.4)%
Upholstery Fabrics                                    1,798         2,446     (26.5)%
                                                 -----------   -----------   ----------
    Subtotal                                          2,655         3,362     (21.0)%

Accelerated depreciation
(Restructuring related)                               3,517(5)          0     100.0 %
                                                 -----------   -----------   ----------

   Total Depreciation                           $     6,172         3,362      83.6 %
                                                 ===========   ===========   ==========


(1) The $495,000 represents restructuring related charges for accelerated depreciation on equipment associated with the consolidation of the the Burlington, NC and Anderson, SC manufacturing facilities.

(2) The $75,000 represents equipment dismantling charges related to the closing of the Lumberton, NC manufacturing facility. The $138,000 restructuring credit represents the reversal of certain accrued expenses associated with termination benefits.

(3) The $3.0 million represents restructuring related charges for accelerated depreciation associated with the design and distribution centers sold in June 2005.

(4) The $1.8 million restructuring expense includes $1.2 million in asset movement costs; $754,000 in write-downs of equipment; $47,000 in lease termination expense; and $142,000 in a restructuring credit for the reversal of accrued termination benefit expenses.

(5)  See note (1) and (3).

Three Months ended July 31, 2005 compared with Three Months ended August 1, 2004

The first quarter of the fiscal year is typically the slowest period for the company and the furniture industry due to scheduled plant vacation shutdowns. Continued weak demand for domestically produced upholstery fabrics and the weak demand industry-wide for mattress ticking accounted for the decrease in net sales. For the first quarter of fiscal 2006, net sales decreased 8.1% to $62.3 million compared to $67.8 million for the first quarter of fiscal 2005. The company reported a net loss of $3.9 million or $0.34 per share diluted in the first quarter of fiscal 2006, which included restructuring and related pre-tax charges of $5.3 million. The company reported a net loss of $1.1 million or $0.09 per share diluted in the first quarter of fiscal 2005, which included a net restructuring and related pre-tax credit of $63,000.

Restructuring and Related Charges

During the first quarter of fiscal 2006, total restructuring and related charges incurred were $5.3 million, of which approximately $3.5 million related to accelerated depreciation associated with the design and distribution centers sold in June of 2005 and equipment associated with consolidation of the Burlington, NC and Anderson, SC manufacturing facilities; $1.2 million related to the dismantling, moving, and relocation of equipment; $754,000 related to write-downs of equipment; $47,000 related to lease termination costs; and $142,000 was recorded in restructuring credits related to the reversal of accrued termination and benefit expenses. Of the total charge, $1.8 million was recorded in the restructuring expense (credit) line item; $495,000 related to accelerated depreciation and was recorded in the cost of sales line item; and $3.0 million related to the accelerated depreciation and was recorded in the selling, general, and administrative expenses line item in the 2006 Consolidated Statements of Loss.

Mattress Fabrics Segment

Net Sales -- Mattress fabric sales (known as mattress ticking) for the first quarter of fiscal 2006 decreased 11.7% to $22.9 million compared to $26.0
million  for  the  first  quarter  of  fiscal  2005,   reflecting   soft  demand
industry-wide. Mattress ticking yards sold during the first quarter of fiscal 2006 were 10.1 million compared to 10.9 million yards in the first quarter of last year, a decline of 7.5%. However, excluding the less popular prints category, total yards sold were only down 1.0% compared with the prior year's quarter. The company's customers are selecting more woven damasks and knits instead of the printed ticking. The average selling price was $2.28 per yard for the first quarter 2006, compared to $2.38 per yard in the first quarter of fiscal 2005, a decrease of 4.2%. The decline in the average selling price reflects the ongoing product mix shift as mattress manufacturers are buying less expensive fabric for the mattress and foundation borders and purchasing higher priced fabrics for the panels only.

Operating income -- For the first quarter of fiscal 2006, the mattress fabrics segment reported operating income of $1.4 million, or 5.9% of net sales, compared to $2.9 million, or 11.2% of net sales, for the first quarter of fiscal 2005. Operating margins in this segment were affected by reduced sales, costs related to the start-up of the company's capital project, and lower average selling prices principally related to the damask product line.

The $7.0 million capital project (announced in October 2004), which is designed to improve the company's globally competitive cost structure, is in its final implementation stage. During the first quarter, the company completed its building expansion and weaving machine installation at the Stokesdale, NC plant, as well as the installation and full operation of the new weaving machines at the Quebec, Canada facility. Production at the Stokesdale facility is expected to significantly increase in the second quarter. By the end of October 2005, management expects to have completed the transition of a significant portion of the ticking production from a higher cost upholstery fabric weaving plant to the Stokesdale and Quebec facilities. While these changes have affected the company's financial results during the last three fiscal quarters, management believes that as the capital project is fully implemented, the company will achieve higher operating margins in this segment.

Segment assets -- Segment assets consist of accounts receivable, inventory, and property, plant, and equipment. As of July 31, 2005, accounts receivable and inventory totaled $21.9 million compared to $25.0 million at May 1, 2005. Also as of July 31, 2005, property, plant and equipment totaled $27.8 million compared to $26.7 million at May 1, 2005. Included in property, plant, and equipment are assets located in the U.S. totaling $13.7 million and $12.2 million at July 31, 2005 and May 1, 2005, respectively.

Upholstery Fabrics Segment

Net Sales -- Upholstery fabric sales for the first quarter of fiscal 2006 decreased 5.9% to $39.4 million compared with $41.9 million in the first quarter of fiscal 2005. Upholstery fabric yards sold during the first quarter were 9.1 million compared to 9.8 million in the first quarter of fiscal 2005, a decline of 7.1%. The average selling price was $4.31 per yard for the first quarter of fiscal 2006 compared with $4.26 for the first quarter of fiscal 2005, an increase of 1.4%. Sales for the quarter continued to reflect lower demand industry-wide for U.S. produced upholstery fabrics. The current consumer preference for leather and suede furniture and customer selection of other imported fabrics, including cut and sewn kits, are driving this trend.

Operating loss -- Operating loss for the first quarter of fiscal 2006 was $380,000 or 1.0% of net sales, compared with an operating loss of $2.6 million, or 6.3% of net sales, for the first quarter of fiscal 2005. These results reflect higher gross profit in the offshore produced business and substantially lower selling, general and administrative expenses (SG&A). For the quarter, segment SG&A declined by 34.1%, representing 11% of upholstery sales compared with 15.7% for the same period a year ago.

Non-U.S. Produced Sales -- As a result of the company's offshore sourcing efforts, including the China platform, the company continues to experience higher sales of upholstery fabric products produced outside of the company's U.S. manufacturing plants. For the first quarter of fiscal 2006, these sales increased 112.6% over the first quarter of fiscal 2005 and accounted for approximately $11.6 million or 29.5% of upholstery fabric sales in the first quarter of 2006. Fabric produced offshore of $5.5 million accounted for approximately 13.1% of upholstery fabric sales for the first quarter of fiscal 2005. The growth in offshore produced fabrics is a trend that is expected to continue.

Management believes that the development of its China platform represents a continuing opportunity for the company. As the company's U.S. customers have continued to move an increasing amount of their fabric purchases to Asia, the company has moved with them and responded with an operation designed to meet their needs. A key component of this platform is the fabric finishing and inspection facility located near Shanghai. The company's strategy is to control the value-added finishing and inspection process, thereby assuring customers that the company's fabrics will meet or exceed U.S. quality standards.

U.S .Produced Sales -- Management has continued to take very aggressive actions over the past year to bring U.S. manufacturing costs and capacity in line with current demand trends. During the first quarter of fiscal 2006 the company finalized the consolidation of its velvet fabrics production facilities into the Anderson, SC facility. Additionally, the company consolidated a finished goods distribution operation and a design center into other Culp facilities, resulting in lower operating costs and the sale of these buildings for approximately $2.9 million. Also, management has combined the sales, design, and customer service activities for Culp Decorative Fabrics and Culp Velvet Prints, the two divisions within the upholstery fabrics segment. With these actions and others, the company has reduced selling, general, and administrative expenses in this segment by 34.1 percent when compared with the first quarter last year.

In August 2005, the company's board of directors approved a restructuring plan within the upholstery fabrics segment designed to reduce the company's yarn manufacturing operations. The company sold its polypropylene yarn extrusion equipment located in Graham, NC to American Fibers and Yarns Company, the company's supplier for polypropylene yarn, for $1.1 million payable in cash. As a result, the company will close this operation during the second quarter of fiscal 2006, as American Fibers and Yarns Company relocates production to its own facilities. Pursuant to the terms of the sale agreement, the company has a long-term supply contract with American Fibers and Yarns Company to continue to provide the company with polypropylene yarn at prices tied to a published index.

The company's board of directors also approved further reductions in the company's yarn operations by closing the company's facility in Shelby, NC and consolidating the chenille yarn operations into the Lincolnton, NC facility. The result of this action will lower costs and facilitate more yarn innovation by strategically aligning with key suppliers. Further, the company will outsource the open-end yarns previously produced at the Shelby, NC facility. As a result, the company will have one yarn plant in Lincolnton, NC for producing chenille and wrap-spun yarns and a small texturizing yarn operation in Graham, NC.

Overall, these actions will reduce the number of associates by approximately 100 people and are expected to result in total pre-tax charges of approximately $5.9 million, of which $5.1 million is expected to be non-cash items. These charges are expected to be recorded in the second quarter of fiscal 2006.

As a result of these consolidations and earlier restructuring actions, the book value of the company's U.S. based upholstery fabrics fixed assets is projected to be $17 million (excluding corporate allocations) by the end of the second quarter of fiscal 2006, compared with approximately $52 million in book value at the end of fiscal 2004, just 18 months earlier. While management believes it is important to produce some level of upholstery fabric in the U.S. to support the company's customers' domestic fabric requirements, management remains committed to take whatever additional steps necessary to achieve profitable U.S. upholstery fabric operations. The company could experience additional write-downs of its property, plant, and equipment in this business if further restructuring actions or consolidations of assets take place.

Segment assets -- Segment assets consist of accounts receivable, inventory, and property, plant, and equipment. As of July 31, 2005 accounts receivable and inventory totaled $53.3 million compared to $54.4 million at May 1, 2005. As of July 31, 2005 property, plant, and equipment totaled $32.3 million compared to $39.3 million at May 1, 2005. Included in property, plant, and equipment are assets located in the U.S. totaling $28.3 million and $36.2 million at July 31, 2005 and May 1, 2005, respectively. Included in property, plant, and equipment are assets relating to the company's extrusion operations of $3.0 million and various other corporate allocations totaling $4.2 million at July 31, 2005. At May 1, 2005, allocations totaled $5.3 million for the distribution facility and design center that were sold in June 2005 and various other corporate allocations totaling $4.2 million.

Other Corporate Expenses

Selling, General and Administrative Expenses -- SG&A expenses of $9.9 million for the first quarter of fiscal 2006 increased approximately $576,000 or 6.2%, from $9.3 million in the first quarter of fiscal 2005. Included in the $9.9 million was $3.0 million in accelerated depreciation associated with the company's design and distribution centers sold in June 2005. The 26.4% decrease to the remaining $6.9 million for the first quarter of fiscal 2006 from the $9.3 million in the first quarter of fiscal 2005 was due to the significant cost reductions as part of the company's restructuring initiatives in the upholstery segment.

Interest Expense (Income) -- Interest expense for the first quarter 2006 was $948,000 compared to $940,000 for the first quarter of fiscal 2005. Interest income was $16,000 compared to $27,000 for the first quarter of fiscal 2005, reflecting lower invested balances.

Income Taxes -- The effective tax rate (taxes as a percentage of loss before income taxes) for the first quarter of fiscal 2006 was 36.4% compared with 34.0% for the first quarter of fiscal 2005.

Liquidity and Capital Resources

Liquidity --The company's sources of liquidity include cash and cash equivalents, cash flow from operations and amounts available under its revolving credit line. These sources have been adequate for day-to-day operations and capital expenditures. Cash and cash equivalents as of July 31, 2005 increased to $5.2 million from $5.1 million as of May 1, 2005, primarily reflecting cash flow from operations of $1.2 million and proceeds from the sale of buildings as part of the April 2005-Upholstery Fabrics restructuring plan of $2.9 million, which were largely offset by capital expenditures and payments on vendor financed capital expenditures of $3.9 million.

Working Capital -- Accounts receivable as of July 31, 2005 decreased 5.0% in comparison to August 1, 2004. Days sales outstanding totaled 31 days at July 31, 2005 compared with 30 days a year ago. Inventories at the close of the first quarter increased 0.1% from a year ago. Inventory turns for the first quarter were 4.3 versus 4.7 for the year-earlier period. Operating working capital (comprised of accounts receivable and inventories, less trade accounts payable) was $56.6 million at July 31, 2005, down from $61.5 million a year ago.

Financing Arrangements -- The company's long-term debt of $50.6 million is unsecured and is comprised of $50.0 million in outstanding senior notes, with a fixed interest rate of 7.76% (payable semi-annually in March and September) and a $591,000, non-interest bearing term loan with the Canadian government.

At July 31, 2005 the company had a $10.0 million revolving credit line with its bank (Wachovia). Borrowings under the credit facility generally carried interest at the London Interbank Offered Rate plus an adjustable margin based on the company's debt/EBITDA ratio, as defined in the agreement. As of July 31, 2005, there were no borrowings outstanding under the agreement and $457,000 in outstanding letters of credit in support of inventory purchases. Additionally, the company had $2.9 million in outstanding letters of credit in support of workers' compensation reserves, which did not count against the $10.0 million loan commitment, pursuant to the terms of the agreement. Since entering into this credit agreement in August 2002, the company has not had any borrowings outstanding under the revolving credit line.

In August of 2005, the company amended this agreement with its bank (Wachovia) to provide for a revolving loan commitment of $8.0 million to be used for working capital, including letters of credit up to $5.5 million (which includes the $2.9 million workers' compensation letters of credit), of which $3.2 million in letters of credit were outstanding on September 9, 2005. Borrowings under the amended facility bear interest at the London Interbank Offered Rate plus an adjustable margin based on the company's debt/EBITDA ratio, as defined in the agreement. The amended credit facility expires August 31, 2006. The amended agreement also requires the company to maintain collected deposit balances of $7.5 million with its bank from the period October 31, 2005 to March 15, 2006, which is the due date for the first principal payment ($7.5 million) on the company's senior notes, and maintain certain other financial covenants, as defined in the agreement. The $7.5 million deposit requirement is contingent upon the company's successful completion of a real estate loan, as described below.

The company executed a real estate loan commitment letter in August 2005 with its bank (Wachovia), providing that the bank would commit until October 31, 2005 to make a five year term loan to the company in an amount expected to be approximately $4.0 million, to be secured by a lien on the company's headquarters building located in High Point, North Carolina. This loan will bear interest at the London Interbank Offered Rate plus an adjustable margin based on the company's debt/EBITDA ratio, as defined in the agreement, and is payable monthly on a fifteen year amortization schedule with a final balloon payment five years from the closing date of the loan. The commitment contains other terms and is subject to certain conditions and contingencies, as set forth in the letter. The company anticipates that the real estate term loan will be closed during October 2005.

The first scheduled principal payment on the $50.0 million senior notes is due March 2006 in the amount of $7.5 million. The final payment on the Canadian government loan is due during the company's third quarter of fiscal 2006. The company was in compliance with all financial covenants in its loan agreements as of July 31, 2005.

Commitments

The following table summarizes the company's contractual payment obligations and commitments (in thousands):

                              2006         2007        2008         2009        2010     Thereafter       Total
                              ----         ----        ----         ----        ----     ----------       -----
 Capital expenditure
 Commitments               $   345      $     -     $     -     $      -    $      -    $      -        $   345
 Accounts payable-
 expenditures                1,249        1,000       1,000            -           -           -          3,249
 Operating leases (1)        2,916        2,997       1,672          390          99           5          8,079
 Long-term debt              8,126        7,535      19,835        7,535       7,535           -         50,566
-----------------------------------------------------------------------------------------------------------------
 Total                     $12,636      $11,532     $22,507     $  7,925    $  7,634    $      5        $62,239
-----------------------------------------------------------------------------------------------------------------


Note: Payment Obligations by Fiscal Year Ending April

(1)  Includes  accrued   restructuring   expenses  for  the  company's  inactive
     Chattanooga manufacturing facility of $652 for fiscal 2006 and $869 for fiscal years 2007, and 2008, respectively.

Capital Expenditures -- Capital spending for the first quarter of fiscal 2006 was $4.0 million, including $1.7 million that is the non-cash portion of capital expenditures representing vendor financing. The company's capital budget for fiscal 2006 is $4.5 million, including approximately $2.0 million budgeted for the non-cash portion of expenditures representing vendor financing, which relates to the mattress fabrics capital project. Depreciation for the first quarter of fiscal 2006 was $6.2 million, of which approximately $3.5 million related to accelerated depreciation of equipment that has been disposed of. The company expects that the availability of funds under the revolving credit line and cash flow from operations will be sufficient to fund its planned capital needs.

Liquidity Requirements -- As indicated earlier, the company's sources of liquidity include cash and cash equivalents, cash flow from operations and amounts available under its revolving credit line. With the amended bank agreement, the company's overall liquidity has been somewhat lowered. The company believes its sources of liquidity continue to be adequate to meet its current operating needs. In addition, the company is taking further steps to support its liquidity, including ongoing efforts to reduce inventories and operating expenses. However, the company's cash position may be adversely affected by factors beyond its control, such as weakening industry demand, delays in receipt of payment on accounts receivable and the availability of trade credit.

Critical Accounting Policies and Recent Accounting Developments

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

Accounts Receivable - Allowance for Doubtful Accounts. Substantially all of the company's accounts receivable are due from residential and commercial furniture and bedding manufacturers. Ownership of these manufacturers is increasingly concentrated and certain bedding manufacturers have a high degree of leverage. As of July 31, 2005, accounts receivable from furniture manufacturers totaled approximately $14.4 million, and from bedding manufacturers approximately $8.6 million. Additionally, as of July 31, 2005, the aggregate accounts receivable balance of the company's ten largest customers was $8.0 million, or 34.9% of trade accounts receivable.

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

Management reviews long-lived assets, which consists of property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. During the first quarter of fiscal 2006, no events or changes in circumstances occurred that would require the company to test for impairment. Unforeseen events and changes in circumstances and market conditions could negatively affect the value of assets and result in an impairment charge.

The determination of future operating cash flows involves considerable estimation and judgment about future market conditions, future sales and profitability, and future asset utilization. Although the company believes it bases its impairment testing as required by SFAS No. 144 on reasonable estimates and assumptions, the use of different estimates and assumptions, or a decision to dispose of substantial portions of these assets, could result in materially different results.

Goodwill. As of July 31, 2005, the company's remaining $4.1 million of goodwill relates to the Culp Home Fashions division. The determination of fair value involves considerable estimation and judgment. In particular, determining the fair value of a business unit involves, among other things, developing forecasts of future cash flows and appropriate discount rates. During the first quarter of fiscal 2006, no events or changes in circumstances occurred that would require the company to test for impairment.

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

The company reassesses the individual accrual requirements at the end of each reporting period. If circumstances change, causing current estimates to differ from original estimates, adjustments are recorded in the period of change. Restructuring charges, and adjustments of those charges, are summarized in note 9 to the consolidated financial statements.

Income Taxes. The company is required to estimate its actual current tax exposure and to assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At May 1, 2005, the company had deferred tax assets of $25,249,000 (all of which relate to U.S. operations) and U.S. deferred tax liabilities of $5,709,000 (all of which reverse in the carryforward period), resulting in net U.S. deferred tax assets of $19,540,000. Total deferred tax liabilities at May 1, 2005 were $8,109,000, resulting in total net deferred tax assets of $17,140,000. As of July 31, 2005, the company's net deferred tax assets total $19,322,000, an increase of $2,182,000 from the end of fiscal 2005, primarily reflecting the federal and state tax benefits recorded for the loss from U.S. operations during the first quarter of fiscal 2006. No valuation allowance has been recorded to reduce the company's deferred tax assets. Management has concluded that it is more likely than not that the company will be able to realize the benefit of the deferred tax assets.

In making the judgment about the realization of the deferred tax assets, management has considered both negative and positive evidence, and concluded that sufficient positive evidence exists to overcome the cumulative losses experienced in recent years. Specifically, management considered the following, among other factors: nature of the company's products; history of positive earnings in the mattress fabrics segment; capital projects in progress to further enhance the company's globally competitive cost structure in the mattress fabrics segment; recent significant restructuring actions in the domestic upholstery fabrics business to adjust the domestic cost structure and bring U.S. manufacturing capacity in line with demand; and development of offshore manufacturing and sourcing programs to meet changing demands of upholstery fabric customers in the U.S. Management's analysis of taxable income also included the following considerations: none of the company's net operating loss carryforwards has previously expired unused; the U.S. federal carryforward period is 20 years; and the company's current losses principally expire in 16-20 years, fiscal 2022 through 2026.

Considerable judgment is involved in this process as ultimate realization of benefits is dependent on the generation of income from future operations.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No.43, Chapter 4," which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the company will adopt this standard in fiscal 2007. Management has not determined the impact, if any, that this statement will have on our consolidated financial position or results of operations.

SFAS No. 123 (Revised 2004),"Share-Based Payment,' issued in December 2004 is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25,"Accounting for Stock Issued to Employees," and its related implementation guidance. The statement focuses primarily on accounting for transaction in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123 (Revised 2004) are effective for fiscal years beginning after June 15, 2005 and the company will adopt this standard in fiscal 2007. Management has not determined the impact, if any, that this statement will have on our consolidated financial position or results of operations.

Inflation

The cost of certain of the company's raw materials, principally fibers from petroleum derivatives, and utility/energy costs, increased during the first quarter of fiscal 2006 as oil and energy prices increased and had an impact on the company's financial results. These increases, however, are often not directly related to general economic inflation, which has not been a material factor in the company's recent financial results. Any significant increase in the company's raw material costs, utility/energy costs and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited the company's ability to pass significant operating cost increases on to its customers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin under the company's revolving credit agreement. As of July 31, 2005 there were no borrowings outstanding under the company's revolving credit agreement. Additionally, the company's unsecured term notes have a fixed interest rate of 7.76% and the Canadian government loan is non-interest bearing. Thus, any foreseeable change in interest rates would have minimal material effect on the company's interest expense.

The company's exposure to fluctuations in foreign currency exchange rates is due primarily to foreign subsidiary domiciled in Canada and firmly committed and anticipated purchases of certain machinery, equipment and raw materials in foreign currencies. The company's Canadian subsidiary uses the United States dollar as its functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with the Canadian subsidiary. However, the company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firmly committed and anticipated purchases of certain machinery, equipment and raw materials. The amount of Canadian-denominated sales and manufacturing costs is not material to the company's consolidated results of operations; therefore, a 10% change in the exchange rate at July 31, 2005 would not have a significant impact on the company's results of operations or financial position. Additionally, as the company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Also, the company has exposure to fluctuations in foreign currency exchange rates with a foreign subsidiary domiciled in China. Currently, this risk cannot be hedged. The amount of sales and manufacturing costs denominated in Chinese currency is not material to the company's consolidated results of operations; therefore a 10% change in the exchange rate of July 31, 2005 would not have a significant impact on the company's results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

The company conducted a review and evaluation of its disclosure controls and procedures, under the supervision and with the participation of the company's principal executive officer and principal financial officer as of July 31, 2005, and the principal executive officer and principal financial officer have concluded that the company's disclosure controls and procedures are adequate and effective. In addition, no change in the company's internal control over financial reporting has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

10(a) Sixth Amendment to Amended and Restated Credit Agreement dated as of August 30, 2005 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, filed as Exhibit 99(c) to Current Report on Form 8-K dated August 31, 2005, and incorporated herein by reference.

10(b) Real Estate Loan Commitment Letter dated as of August 30, 2005 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, filed as Exhibit 99(d) to the company's Current Report on Form 8-K dated August 31, 2005, and incorporated herein by reference.

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

                                     CULP, INC.
                                    (Registrant)

Date:    September 9, 2005      By: /s/   Franklin N. Saxon
                                          -----------------
                                          Franklin N. Saxon
                                          President  and Chief Operating Officer
                                          (Authorized  to  sign  on   behalf
                                          of the registrant and also signing as
                                          principal financial officer)


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