Form 10-Q
period 2005-10-30
CULP INC
filed 2005-12-09
CIK 723603

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

                 For the quarterly period ended October 30, 2005

                           Commission File No. 0-12781

                                   CULP, INC.
             (Exact name of registrant as specified in its charter)

            NORTH CAROLINA                                  56-1001967
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

1823 Eastchester Dr., High Point, North Carolina            27261-2686
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

                                    YES [X]  NO

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
                                    YES      NO [X]

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practical date:

            Common shares outstanding at October 30, 2005: 11,558,709
                                 Par Value: $.05

================================================================================

                               INDEX TO FORM 10-Q
                      For the period ended October 30, 2005

Part I - Financial Statements.                                              Page
------------------------------                                              ----

Item 1.  Unaudited Interim Consolidated Financial Statements:
-------------------------------------------------------------

Consolidated Statements of Net Loss--Three and Six Months Ended
October 30, 2005 and October 31, 2004                                        I-1

Consolidated Balance Sheets--October 30, 2005, October 31, 2004
and May 1, 2005                                                              I-2

Consolidated Statements of Cash Flows--Six Months
Ended October 30, 2005 and October 31, 2004                                  I-3

Consolidated Statements of Shareholders' Equity                              I-4

Notes to Consolidated Financial Statements                                   I-5

Cautionary Statement Concerning Forward-Looking Information                 I-19

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                I-20
         -----------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         I-32
-------------------------------------------------------------------

Item 4.  Controls and Procedures                                            I-32
--------------------------------

Part II - Other Information
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders                II-1
---------------------------------------------------------------

Item 5.  Other Information                                                  II-1
-----------------------------

Item 6.  Exhibits                                                           II-2
--------------------

Signatures                                                                  II-3

Item 1: Financial Statements

                                   CULP, INC.
                       CONSOLIDATED STATEMENTS OF NET LOSS
 FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 30, 2005 AND OCTOBER 31, 2004
                                    UNAUDITED
                (Amounts in Thousands, Except for Per Share Data)


                                                         THREE MONTHS ENDED
                                        ----------------------------------------------------

                                              Amounts                       Percent of Sales
                                        --------------------              --------------------
                                         October     October               October    October
                                           30,         31,       %Over       30,        31,
                                          2005        2004      (Under)     2005       2004
                                        ---------   --------   --------   --------   ---------
Net sales                              $  67,006     75,406     (11.1)%    100.0 %    100.0  %
Cost of sales                             61,455     65,839      (6.7)%     91.7 %     87.3  %
                                        ---------   --------   --------   --------   ---------
     Gross profit                          5,551      9,567     (42.0)%      8.3 %     12.7  %

Selling, general and
  administrative expenses                  6,526      8,838     (26.2)%      9.7 %     11.7  %
Goodwill impairment                            0      5,126    (100.0)%      0.0 %      6.8  %
Restructuring expense                      4,412      1,292     241.5 %      6.6 %      1.7  %
                                        ---------   --------   --------   --------   ---------
     Loss from operations                 (5,387)    (5,689)      5.3 %     (8.0)%     (7.5) %

Interest expense                             942        937       0.5 %      1.4 %      1.2  %
Interest income                              (19)       (29)    (34.5)%     (0.0)%     (0.0) %
Other expense                                214        173      23.7 %      0.3 %      0.2  %
                                        ---------   --------   --------   --------   ---------
     Loss before income taxes             (6,524)    (6,770)     (3.6)%     (9.7)%     (9.0) %

Income taxes *                            (2,372)    (2,577)     (8.0)%     36.4 %     38.1  %
                                        ---------   --------   -------    --------   ---------
     Net loss                          $  (4,152)    (4,193)     (1.0)%     (6.2)%     (5.6) %
                                        =========   ========   ========   --------   ---------

Net loss per share, basic              $   (0.36)     (0.36)      0.0 %
Net loss per share, diluted            $   (0.36)     (0.36)      0.0 %
Average shares outstanding, basic         11,559     11,549       0.1 %
Average shares outstanding, diluted       11,559     11,549       0.1 %


                                                          SIX MONTHS ENDED
                                        ----------------------------------------------------

                                              Amounts                       Percent of Sales
                                        --------------------              --------------------
                                         October     October              October     October
                                           30,         31,      %Over        30,        31,
                                          2005        2004     (Under)      2005       2004
                                        ---------   --------   --------   --------   ---------

Net sales                              $ 129,348    143,255      (9.7)%    100.0 %    100.0  %
Cost of sales                            117,240    125,013      (6.2)%     90.6 %     87.3  %
                                        ---------   --------   --------   --------   ---------
     Gross profit                         12,108     18,242     (33.6)%      9.4 %     12.7  %

Selling, general and
  administrative expenses                 16,382     18,118      (9.6)%     12.7 %     12.6  %
Goodwill impairment                            0      5,126    (100.0)%      0.0 %      3.6  %
Restructuring expense                      6,238      1,154     440.6 %      4.8 %      0.8  %
                                        ---------   --------   --------   --------   ---------
     Loss from operations                (10,512)    (6,156)     70.8 %     (8.1)%     (4.3) %

Interest expense                           1,892      1,877       0.8 %      1.5 %      1.3  %
Interest income                              (35)       (56)    (37.5)%     (0.0)%     (0.0) %
Other expense                                347        387     (10.3)%      0.3 %      0.3  %
                                        ---------   --------   --------   --------   ---------
     Loss before income taxes            (12,716)    (8,364)     52.0 %     (9.8)%     (5.8) %

Income taxes *                            (4,623)    (3,119)     48.2 %     36.4 %     37.3  %
                                        ---------   --------   -------    --------   ---------
     Net loss                          $  (8,093)    (5,245)     54.3 %     (6.3)%     (3.7) %
                                        =========   ========   ========   --------   ---------


Net loss per share, basic              $   (0.70)     (0.45)     55.6 %
Net loss per share, diluted            $   (0.70)     (0.45)     55.6 %
Average shares outstanding, basic         11,555     11,548       0.1 %
Average shares outstanding, diluted       11,555     11,548       0.1 %

*Percent of sales column for income taxes is calculated as a % of loss before income taxes.

See accompanying notes to consolidated
 financial statements.

                                   CULP, INC.
                           CONSOLIDATED BALANCE SHEETS
               OCTOBER 30, 2005, OCTOBER 31, 2004, AND MAY 1, 2005
                                    UNAUDITED
                             (Amounts in Thousands)

                                             Amounts                   Increase
                                    ----------------------------       (Decrease)
                                      October 30,   October 31, ------------------------  * May 1,
                                         2005           2004      Dollars      Percent      2005
                                    --------------- ----------- -----------   ---------- -----------
Current assets:
    Cash and cash equivalents      $        12,883      16,505      (3,622)     (21.9) %      5,107
    Accounts receivable                     26,919      26,590         329        1.2  %     28,824
    Inventories                             43,449      48,528      (5,079)     (10.5) %     50,499
    Deferred income taxes                    7,054       4,980       2,074       41.6  %      7,054
    Other current assets                     1,846       3,100      (1,254)     (40.5) %      2,691
                                    --------------- ----------- -----------   ---------- -----------
        Total current
          assets                            92,151      99,703      (7,552)      (7.6) %     94,175

Property, plant & equipment,
 net                                        54,212      76,062     (21,850)     (28.7) %     66,032
Goodwill                                     4,114       4,114           0        0.0  %      4,114
Deferred income taxes                       14,541         834      13,707      100.0  %     10,086
Other assets                                 1,521       1,327         194       14.6  %      1,716
                                    --------------- ----------- -----------   ---------- -----------

        Total assets               $       166,539     182,040     (15,501)      (8.5) %    176,123
                                    =============== =========== ===========   ========== ===========



Current
 liabilities:
    Current maturities of long-
     term debt                     $         8,346         594       7,752    1,305.1  %      8,110
    Accounts payable                        16,613      15,192       1,421        9.4  %     22,852
    Accrued expenses                        10,669      11,962      (1,293)     (10.8) %      9,556
    Accrued restructuring costs              5,486       5,458          28        0.5  %      5,850
    Income taxes payable                     1,023           0       1,023      100.0  %      1,544
                                    --------------- ----------- -----------   ---------- -----------
        Total current
          liabilities                       42,137      33,206       8,931       26.9  %     47,912

Long-term debt, less current
 maturities                                 46,584      50,569      (3,985)      (7.9) %     42,440
                                    --------------- ----------- -----------   ---------- -----------

        Total liabilities                   88,721      83,775       4,946        5.9  %     90,352

Shareholders' equity                        77,818      98,265     (20,447)     (20.8) %     85,771
                                    --------------- ----------- -----------   ---------- -----------

        Total liabilities and
          shareholders' equity     $       166,539     182,040     (15,501)      (8.5) %    176,123
                                    =============== =========== ===========   ========== ===========

Shares outstanding                          11,559      11,550           9        0.1  %     11,551
                                    =============== =========== ===========   ========== ===========


*  Derived from audited
   financial statements.

See accompanying notes to consolidated financial statements.

                                   CULP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED OCTOBER 30, 2005 AND OCTOBER 31, 2004
                                    UNAUDITED
                             (Amounts in Thousands)

                                                                     SIX MONTHS ENDED
                                                                 ------------------------
                                                                         Amounts
                                                                 ------------------------
                                                                 October 30,   October 31,
                                                                    2005          2004
                                                                 -----------  -----------
Cash flows from operating activities:
   Net loss                                                     $    (8,093)      (5,245)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation                                                 9,836        6,900
         Amortization of other assets                                    51           70
         Stock-based compensation                                       104          104
         Goodwill impairment                                              0        5,126
         Deferred income taxes                                       (4,455)        (696)
         Restructuring expense                                        6,238        1,154
         Changes in assets and liabilities:
            Accounts receivable                                       1,905        4,129
            Inventories                                               7,050          517
            Other current assets                                        845       (1,466)
            Other assets                                                149          153
            Accounts payable                                         (5,623)       1,228
            Accrued expenses                                          1,113       (1,066)
            Accrued restructuring                                    (3,510)        (440)
            Income taxes payable                                       (521)      (1,850)
                                                                 -----------  -----------
               Net cash provided by operating activities              5,089        8,618
                                                                 -----------  -----------

Cash flows from investing activities:
   Capital expenditures                                              (4,875)      (5,556)
   Proceeds from the sale of buildings and equipment                  3,950            0
                                                                 -----------  -----------
               Net cash used in investing activities                   (925)      (5,556)
                                                                 -----------  -----------

Cash flows from financing activities:
   Payments on vendor-financed capital expenditures                    (799)      (1,273)
   Proceeds from issuance of long-term debt                           4,380          133
   Proceeds from common stock issued                                     31           15
                                                                 -----------  -----------
               Net cash provided by (used in) financing
                activities                                            3,612       (1,125)
                                                                 -----------  -----------

Increase in cash and cash equivalents                                 7,776        1,937

Cash and cash equivalents at beginning of period                      5,107       14,568
                                                                 -----------  -----------

Cash and cash equivalents at end of period                      $    12,883       16,505
                                                                 ===========  ===========


See accompanying notes to consolidated financial statements.

                                   CULP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    UNAUDITED

                    (Dollars in thousands, except share data)

                                                               Capital                                  Accumulated
                                      Common Stock           Contributed                                   Other          Total
                               -----------------------------  in Excess      Unearned      Retained     Comprehensive  Shareholders'
                                   Shares        Amount      of Par Value  Compensation    Earnings        Income         Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance,  May 2, 2004           11,546,634    $    578         39,943          (349)        63,219              -      $ 103,391
---------------------------------------------------------------------------------------------------------------------------------
  Net loss                                                                                 (17,852)                      (17,852)
  Stock-based compensation                                                      210                                          210
  Common stock issued in connection
     with stock option plans         4,125           1             21                                                         22
---------------------------------------------------------------------------------------------------------------------------------
Balance,  May 1, 2005           11,550,759    $    579         39,964          (139)        45,367              -       $ 85,771
---------------------------------------------------------------------------------------------------------------------------------
  Net loss                                                                                  (8,093)                       (8,093)
  Gain on cash flow hedge                                                                                       5              5
  Stock-based compensation                                                      104                                          104
  Common stock issued in connection
     with stock option plans         7,950           1             30                                                         31
---------------------------------------------------------------------------------------------------------------------------------
Balance,  October 30, 2005      11,558,709    $    580         39,994           (35)        37,274              5       $ 77,818
=================================================================================================================================


See accompanying notes to consolidated financial statements.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiaries (the "company") include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. All of these adjustments are of a normal recurring nature except as disclosed in notes 10 and 13 to the consolidated financial statements. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company's annual report on Form 10-K filed with the Securities and Exchange Commission on July 12, 2005 for the fiscal year ended May 1, 2005.

     The company's six months ended October 30, 2005 and October 31, 2004 represent 26 week periods.

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

     The following table illustrates the effect on net loss and net loss per share if the company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, for the three months ended October 30, 2005 and October 31, 2004.

(dollars in thousands, except per share data)                   October 30, 2005          October 31, 2004
--------------------------------------------------------------------------------------------------------------
Net loss, as reported                                           $      (4,152)            $     (4,193)

Add:  Total stock-based employee compensation expense
included in net income, net of tax                                         33                       32

Deduct:  Total stock-based employee compensation expense
determined under fair value-based method for all awards,
net of tax                                                               (136)                    (155)

--------------------------------------------------------------------------------------------------------------
Pro forma net loss                                              $      (4,255)            $     (4,316)
--------------------------------------------------------------------------------------------------------------
Net loss per share:
Basic - as reported                                             $       (0.36)            $      (0.36)
Basic - pro forma                                                       (0.37)                   (0.37)
Diluted - as reported                                                   (0.36)                   (0.36)
Diluted - pro forma                                                     (0.37)                   (0.37)
--------------------------------------------------------------------------------------------------------------


The following table illustrates the effect on net loss and net loss per share if the company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, for the six months ended October 30, 2005 and October 31, 2004.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(dollars in thousands, except per share data)                   October 31, 2005          October 31, 2004
--------------------------------------------------------------------------------------------------------------
Net loss, as reported                                           $      (8,093)            $     (5,245)

Add:  Total stock-based employee compensation expense
included in net income, net of tax                                         66                       67

Deduct:  Total stock-based employee compensation expense
determined under fair value-based method for all awards,
net of tax                                                               (243)                    (277)

--------------------------------------------------------------------------------------------------------------
Pro forma net loss                                              $      (8,270)            $     (5,455)
--------------------------------------------------------------------------------------------------------------
Net loss per share:
Basic - as reported                                             $       (0.70)            $      (0.45)
Basic - pro forma                                                       (0.72)                   (0.47)
Diluted - as reported                                                   (0.70)                   (0.45)
Diluted - pro forma                                                     (0.72)                   (0.47)
--------------------------------------------------------------------------------------------------------------

==============================================================================================================

3.  Accounts Receivable

     A summary of accounts receivable follows:

--------------------------------------------------------------------------------------------------------------

(dollars in thousands)                                          October 30, 2005          May 1, 2005
--------------------------------------------------------------------------------------------------------------

Customers                                                       $      28,726             $     30,803
Allowance for doubtful accounts                                        (1,124)                  (1,142)
Reserve for returns and allowances                                       (683)                    (837)
--------------------------------------------------------------------------------------------------------------
                                                                $      26,919             $     28,824
--------------------------------------------------------------------------------------------------------------


     A summary of the activity in the allowance for doubtful accounts follows:

                                                                                 Six months ended
--------------------------------------------------------------------------------------------------------------

(dollars in thousands)                                          October 30, 2005          October 31, 2004
--------------------------------------------------------------------------------------------------------------

Beginning balance                                               $      (1,142)            $     (1,442)
Adjustment of bad debt expense                                             12                      282
Net write-offs                                                              6                       41
--------------------------------------------------------------------------------------------------------------
Ending balance                                                  $      (1,124)            $     (1,119)
--------------------------------------------------------------------------------------------------------------

==============================================================================================================

4.  Inventories

     Inventories are carried at the lower of cost or market. Cost is determined using the FIFO (first-in, first-out) method.

     A summary of inventories follows:

--------------------------------------------------------------------------------------------------------------

(dollars in thousands)                                          October 30, 2005          May 1, 2005
--------------------------------------------------------------------------------------------------------------

Raw materials                                                   $      18,210             $     23,204
Work-in-process                                                         2,458                    3,000
Finished goods                                                         22,781                   24,295
--------------------------------------------------------------------------------------------------------------
                                                                $      43,449             $     50,499
--------------------------------------------------------------------------------------------------------------

==============================================================================================================

5.  Accounts Payable

--------------------------------------------------------------------------------------------------------------

     A summary of accounts payable follows:

--------------------------------------------------------------------------------------------------------------

(dollars in thousands)                                          October 30, 2005          May 1, 2005
--------------------------------------------------------------------------------------------------------------

Accounts payable-trade                                          $      14,064             $     19,688
Accounts payable-capital expenditures                                   2,549                    3,164
--------------------------------------------------------------------------------------------------------------
                                                                $      16,613             $     22,852
--------------------------------------------------------------------------------------------------------------

==============================================================================================================

6.  Accrued Expenses

     A summary of accrued expenses follows:

--------------------------------------------------------------------------------------------------------------

(dollars in thousands)                                          October 30, 2005          May 1, 2005
--------------------------------------------------------------------------------------------------------------

Compensation, commissions and related benefits                  $       5,254             $      5,483
Interest                                                                  448                      448
Accrued rebates                                                         2,470                    1,444
Other                                                                   2,497                    2,181
--------------------------------------------------------------------------------------------------------------
                                                                $      10,669             $      9,556
--------------------------------------------------------------------------------------------------------------

==============================================================================================================

7.  Long-Term Debt

     A summary of long-term debt follows:

--------------------------------------------------------------------------------------------------------------

(dollars in thousands)                                          October 30, 2005           May 1, 2005
--------------------------------------------------------------------------------------------------------------

Unsecured senior term notes                                     $      49,975             $     49,975
Real estate loan                                                        4,340                        0
Canadian government loan                                                  615                      575
--------------------------------------------------------------------------------------------------------------
                                                                       54,930                   50,550
Less current maturities                                                (8,346)                  (8,110)
--------------------------------------------------------------------------------------------------------------
                                                                $      46,584             $     42,440
--------------------------------------------------------------------------------------------------------------


     The company's unsecured senior term notes have a fixed interest rate of 7.76% (payable semi-annually in March and September) and are payable over an average remaining term of four years beginning March 2006 through March 2010. The company's Canadian government loan is non-interest bearing with its final payment due during the company's third quarter of fiscal 2006.

     In October 2005, the company entered into an agreement with its bank (Wachovia) to provide for a term loan in the amount of $4.3 million secured by a lien on the Company's headquarters office located in High Point, NC. This term loan bears interest at the one-month London Interbank Offered Rate plus an adjustable margin based on the company's debt/EBITDA ratio, as defined in the agreement and is payable in varying monthly installments through October 2010.

     In August of 2005, the company amended its agreement with its bank (Wachovia) to provide for a revolving loan commitment of $8.0 million, including letters of credit up to $5.5 million. Borrowings under the credit facility bears interest at the London Interbank Offered Rate plus an adjustable margin based on the company's debt/EBITDA ratio, as defined in the agreement. As of October 30, 2005, there were $2.6 million in outstanding letters of credit and no borrowings outstanding under the agreement. The amended agreement also requires the company to maintain collected deposit balances of $7.5 million with its bank (Wachovia) from the period October 31, 2005 to March 15, 2006, which is the due date for the first principal payment ($7.5 million) on the company's unsecured senior term notes, and maintain certain other financial covenants, as defined in the agreement. The amended credit facility expires on August 31, 2006.

     On December 7, 2005, the company entered into a Seventh Amendment to this credit agreement. This amendment requires the company to maintain collected deposit balances of at least $3.0 million after March 15, 2006. Additionally, this amendment reduces the minimum EBITDA covenant for the third and fourth quarters of fiscal 2006.

     The company's loan agreements require that the company maintain compliance with certain financial covenants. At October 30, 2005, the company was in compliance with these financial covenants.

     The principal payment requirements of long-term debt during the next five fiscal years are: 2006 - $8,346,000; 2007 - $7,742,000; 2008 - $20,051,000; 2009
- $7,764,000; and 2010 - $11,027,000.

8. Interest Rate Hedging

     In connection with the company's real estate loan with its bank (Wachovia), the company was required to have an agreement to hedge the interest rate risk exposure on the real estate loan. The Company entered into a $2,170,000 notional principal interest rate swap, which represents 50% of the principal amount of the real estate loan, that effectively converted the floating rate LIBOR based payments to fixed payments at 4.99% plus the spread calculated under the real estate loan agreement. This agreement expires October 2010.

     The company accounts for the interest rate swap as a cash flow hedge whereby the fair value of this contract is reflected in other assets in the accompanying consolidated balance sheets with the offset recorded as accumulated other comprehensive income. The fair value of the interest rate swap at October 30, 2005 was $5,000, as determined by quoted market prices.

9. Cash Flow Information

     Payments for interest and income taxes follow:

                                                                               Six months ended
--------------------------------------------------------------------------------------------------------------

(dollars in thousands)                                          October 30, 2005          October 31, 2004
--------------------------------------------------------------------------------------------------------------

Interest                                                        $       1,954             $      1,989
Income taxes                                                              515                      831
==============================================================================================================

     The non-cash portion of capital expenditures representing vendor financing totaled $1,699,000 and $5,000 for the six months ended October 30, 2005 and October 31, 2004, respectively.

==============================================================================================================

10. Restructuring and Related Charges

     A summary of accrued restructuring costs follows:

--------------------------------------------------------------------------------------------------------------

(dollars in thousands)                                          October 30, 2005          May 1, 2005
--------------------------------------------------------------------------------------------------------------

September 2005 Upholstery Fabrics                               $         510             $          0
August 2005 Upholstery Fabrics                                            433                        0
April 2005 Upholstery Fabrics                                           1,323                    1,944
October 2004 Upholstery Fabrics                                           145                      309
Fiscal 2003 Culp Decorative Fabrics                                     3,070                    3,587
Fiscal 2001 Culp Decorative Fabrics                                         5                       10
--------------------------------------------------------------------------------------------------------------
                                                                $       5,486             $      5,850
--------------------------------------------------------------------------------------------------------------

September  2005 Upholstery Fabrics

     On September 27, 2005 the company's board of directors approved a strategic alliance with Synthetics Finishing, a division of TSG Incorporated, to provide finishing services to the company for its domestically produced decorative upholstery fabrics and collaborate with the company on research and product development activities. As a result, the company will close its finishing plant in Burlington, NC, thereby reducing the number of associates by approximately 100 people. This transition is expected to be completed in February 2006.

     During the second quarter of fiscal 2006, total restructuring and related charges incurred were $613,000 of which $510,000 related to termination benefits and $103,000 related to accelerated depreciation. Of the total charge, $510,000 was recorded in restructuring expense and $103,000 was recorded in cost of sales in the 2006 Consolidated Statements of Loss.

     The balance of $510,000 in accrued restructuring costs represents the employee termination benefits incurred. The company expects these restructuring activities to result in additional charges of approximately $147,000 in the third quarter of fiscal 2006. The $147,000 in charges consist of accelerated depreciation.

August 2005 Upholstery Fabrics

     In August 2005, the company's board of directors approved a restructuring plan within the upholstery fabrics segment designed to reduce the company's U.S. yarn manufacturing operations. The company sold its polypropylene yarn extrusion equipment (with a book value of $2.3 million) located in Graham, NC to American Fibers and Yarns Company, the company's supplier for polypropylene yarn, for $1.1 million payable in cash. Pursuant to terms of the sale agreement, the company has a long-term supply contract with American Fibers and Yarns Company to continue to provide the company with polypropylene yarn at prices tied to a published index.

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

     During the second quarter of fiscal 2006, total restructuring and related charges incurred were $4.1 million of which $1.8 million related to write-downs of a building and equipment, $1.2 million of accelerated depreciation related to plant and equipment, $683,000 related to termination benefits, $331,000 for inventory mark downs, $44,000 related to the dismantling, moving, and relocation of equipment, and $14,000 related to lease termination costs. Of the total charge, $2.5 million was recorded in restructuring expense and $1.6 million was recorded in cost of sales in the 2006 Consolidated Statements of Loss.

------------------------------------------------------------------------------------------------

                                          Employee                Lease
                                         Termination          Termination and
                                          Benefits            Other Exit Costs         Total
------------------------------------------------------------------------------------------------
Accrual established in fiscal 2006       $      570                    14                584
Paid in fiscal 2006                            (151)                    0               (151)
------------------------------------------------------------------------------------------------
Balance, October 30, 2005                $      419                    14                433
------------------------------------------------------------------------------------------------

     As of October 30, 2005, there were no assets classified as held for sale.

April 2005 Upholstery Fabrics

     During the second quarter of fiscal 2006, total restructuring charges incurred were $807,000 of which approximately $347,000 related to lease termination costs, $299,000 related to termination benefits, $148,000 related to the dismantling, moving, and relocation of equipment, and $13,000 related to write-downs of equipment. The $807,000 charge was recorded in restructuring expense in the 2006 Consolidated Statements of Loss.

     During the first six months of fiscal 2006, the total restructuring and related charges incurred were $4.4 million of which approximately $3.5 million related to accelerated depreciation associated with plant and equipment, $395,000 related to lease termination costs, $310,000 related to the dismantling, moving, and relocation of equipment, $158,000 related to termination benefits, and $59,000 related to write-downs of equipment. Of the total charge, $921,000 was recorded in restructuring expense; $495,000 related to accelerated depreciation was recorded in cost of sales; and $3.0 million related to accelerated deprecation was recorded in selling, general, and administrative expenses in the 2006 Consolidated Statements of Loss.

     The following summarizes the fiscal 2006 activity in the restructuring accrual (dollars in thousands):

------------------------------------------------------------------------------------------------
                                          Employee                Lease
                                         Termination          Termination and
                                          Benefits            Other Exit Costs         Total
------------------------------------------------------------------------------------------------
   Balance, May 1, 2005                  $   1,897                     47              1,944
   Additions in fiscal 2006                      0                    369                369
   Adjustments in fiscal 2006                  158                      0                158
   Paid in fiscal 2006                      (1,112)                   (36)            (1,148)
------------------------------------------------------------------------------------------------
   Balance, October 30, 2005             $     943                    380              1,323
------------------------------------------------------------------------------------------------


     As of October 30, 2005, assets classified as held for sale consisted of machinery and equipment with a value of $197,500 and are included in other assets.

October 2004 Upholstery Fabrics

     During the second quarter of fiscal 2006, the total restructuring and related charges incurred were $638,000 of which $346,000 related to write-downs of equipment, $204,000 related to dismantling, moving, and relocation of equipment, and $88,000 related to termination benefits. Of the total charge, $570,000 charge was recorded in restructuring expense and $68,000 was recorded in cost of sales in the 2006 Consolidated Statements of Loss.

     During the first six months of fiscal 2006, the total restructuring and related charges incurred were $2.4 million of which approximately $1.2 million related to the dismantling, moving, and relocation of equipment, $1.1 million related to write-downs of equipment, and $88,000 related to termination benefits. Of the total charge, $2.3 million charge was recorded in restructuring expense and $68,000 in cost of sales in the 2006 Consolidated Statements of Loss.

     The following summarizes the fiscal 2006 activity in the restructuring accrual (dollars in thousands):

------------------------------------------------------------------------------------------------
                                          Employee                Lease
                                         Termination          Termination and
                                          Benefits            Other Exit Costs         Total
------------------------------------------------------------------------------------------------
Balance, May 1, 2005                     $     309                      0                309
Adjustments in fiscal 2006                      45                      0                 45
Paid in fiscal 2006                           (209)                     0               (209)
------------------------------------------------------------------------------------------------
Balance, October 30, 2005                $     145                      0                145
------------------------------------------------------------------------------------------------

     As of October 30, 2005, there were no assets classified as held for sale.

Fiscal 2003 Culp Decorative Fabrics Restructuring

     During the second quarter of fiscal 2006, as a result of management's continual evaluation of the restructuring accrual, the reserve was decreased by approximately $53,000 to reflect current estimates of employee termination benefits and lease termination costs. During the first six months of fiscal 2006, as a result of management's continual evaluation of the restructuring accrual, the reserve was decreased by approximately $99,000 to reflect current estimates of employee termination benefits and lease termination costs.

     The following summarizes the fiscal 2006 activity in the restructuring accrual (dollars in thousands):

------------------------------------------------------------------------------------------------
                                          Employee                Lease
                                         Termination          Termination and
                                          Benefits            Other Exit Costs         Total
------------------------------------------------------------------------------------------------
Balance, May 1, 2005                     $     200                  3,387              3,587
Adjustments in fiscal 2006                     (66)                   (33)               (99)
Paid in fiscal 2006                            (22)                  (396)              (418)
------------------------------------------------------------------------------------------------
Balance, October 30, 2005                $     112                  2,958              3,070
------------------------------------------------------------------------------------------------

     As of October 30, 2005, there were no assets classified as held for sale.

Fiscal 2001 Culp Decorative Fabrics Restructuring

     During the second quarter of fiscal 2006, as a result of management's continual evaluation of the restructuring accrual, the reserve was increased by approximately $59,000 to reflect current estimates of future health care claims. During the first six months of fiscal 2006, as a result of management's continual evaluation of the restructuring accrual, the reserve was increased by approximately $79,000 to reflect current estimates of future health care claims.

     The following summarizes the fiscal 2006 activity in the restructuring accrual (dollars in thousands):

------------------------------------------------------------------------------------------------
                                          Employee                Lease
                                         Termination          Termination and
                                          Benefits            Other Exit Costs         Total
------------------------------------------------------------------------------------------------
Balance, May 1, 2005                     $      10                      0                 10
Adjustments in fiscal 2006                      79                      0                 79
Paid in fiscal 2006                            (84)                     0                (84)
------------------------------------------------------------------------------------------------
Balance, October 30, 2005                $       5                      0                  5
------------------------------------------------------------------------------------------------

================================================================================================

     As of October 30, 2005, there were no assets classified as held for sale.

11.  Net Loss per Share

     Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted income per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock options calculated using the treasury stock method. Weighted average shares used in the computation of basic and diluted net loss per share follows:

                                                                        Three months ended
--------------------------------------------------------------------------------------------------------

(amounts in thousands)                                      October 30, 2005         October 31, 2004
--------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding, basic                    11,559                   11,549
Effect of dilutive stock options                                          0                        0
--------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding, diluted                  11,559                   11,549

     Options to purchase 506,125 shares and 409,750 shares of common stock were not included in the computation of diluted loss per share for the three months ended October 30, 2005 and October 31, 2004 respectively, because the exercise price of the options was greater than the average market price of the common shares.

     Options to purchase 48,209 and 172,956 shares of common stock were not included in the computation of diluted net loss per share for the three months ended October 30, 2005 and October 31, 2004, respectively because the company incurred a net loss for the period.

                                                                        Six months ended
--------------------------------------------------------------------------------------------------------

(amounts in thousands)                                      October 30, 2005         October 31, 2004
--------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding, basic                    11,555                   11,548
Effect of dilutive stock options                                          0                        0
--------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding, diluted                  11,555                   11,548

     Options to purchase 510,750 shares and 423,438 shares of common stock were not included in the computation of diluted loss per share for the six months ended October 30, 2005 and October 31, 2004, respectively, because the exercise price of the options was greater than the average market price of the common shares.

       Options to purchase 42,171 shares and 176,621 shares of common stock were not included in the computation of diluted net loss per share for the six months ended October 30, 2005 and October 31, 2004 respectively, because the company incurred a net loss for the period.

================================================================================

12. Segment Information

     The company's operations are classified into two segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment principally manufactures and sells fabrics to bedding manufacturers. The upholstery fabrics segment principally manufactures and sells fabrics to residential and commercial (contract) furniture manufacturers.

     Financial information for the company's operating segments follow:

                                                           Three months ended
-----------------------------------------------------------------------------------------------

(dollars in thousands)                          October 30, 2005          October 31, 2004
-----------------------------------------------------------------------------------------------
Net sales:
     Mattress Fabrics                              $    23,990               $    26,886
     Upholstery Fabrics                                 43,016                    48,520
-----------------------------------------------------------------------------------------------
                                                   $    67,006               $    75,406
-----------------------------------------------------------------------------------------------
Gross profit:
     Mattress Fabrics                              $     3,302               $     4,461
     Upholstery Fabrics                                  4,000                     6,230
     Restructuring related charges                      (1,751) (1)               (1,124) (3)
-----------------------------------------------------------------------------------------------
                                                   $     5,551               $     9,567
-----------------------------------------------------------------------------------------------
Operating income (loss):
     Mattress Fabrics                              $     1,666               $     2,676
     Upholstery Fabrics                                    (69)                      216
     Unallocated corporate expenses                       (821)                   (1,039)
     Goodwill impairment                                     0                    (5,126) (5)
     Restructuring and related charges                  (6,163) (2)               (2,416) (4)
-----------------------------------------------------------------------------------------------
                                                   $    (5,387)              $    (5,689)
-----------------------------------------------------------------------------------------------

(1) The $1.8 million represents restructuring related charges of $1.3 million of accelerated depreciation associated with the closing of the company's facility in Shelby, NC and consolidating the chenille yarn operations into the Lincolnton, NC facility, $331,000 for inventory markdowns, $104,000 for accelerated depreciation associated with the closing of the company's finishing facility located in Burlington, NC, and $65,000 for termination benefit expenses. These charges are included in the cost of sales line item in the Consolidated Statements of Net Loss and are related to the Upholstery Fabrics segment.

(2) The $6.2 million represents restructuring and related charges of $2.1 million for write-downs of buildings and equipment, $1.6 million for accrued termination benefits, $1.3 million of accelerated depreciation associated with the closing of the company's facility in Shelby, NC and consolidating the chenille yarn operations into the Lincolnton, NC facility, $395,000 for asset movement costs, $331,000 for inventory markdowns, $328,000 for lease termination costs, and $104,000 for accelerated depreciation associated with the closing of the company's finishing facility located in Burlington, NC. Of the total charge, $4.4 million was recorded in restructuring expense line item and $1.8 million was included in the cost of sales line item in the Consolidated Statements of Net Loss. These charges are primarily related to the Upholstery Fabrics segment.

(3) The $1.1 million represents restructuring related charges of $910,000 and $215,000 for inventory markdowns and accelerated depreciation associated with the closing of the company's facility in Pageland, SC and consolidating those operations into the Graham, NC facility. These charges are included in the cost of sales line item in the Consolidated Statements of Net Loss and are related to the Upholstery Fabrics segment.

(4) The $2.4 million represents restructuring and related charges of $1.0 million for accrued termination benefits, $910,000 for inventory markdowns, $278,000 for write-downs of buildings and equipment, and $215,000 for accelerated depreciation associated with the closing of the company's facility in Pageland, SC and consolidating those operations into the Graham, NC facility. Of the total charge, $1.3 million was recorded in the restructuring expense line item and $1.1 million was included in the cost of sales line item in the Consolidated Statements of Net Loss. These charges relate to the Upholstery Fabrics segment.

(5) The $5.1 million represents a goodwill impairment charge related to the Culp Decorative Fabrics division within the Upholstery Fabrics segment.

                                                              Six months ended
-----------------------------------------------------------------------------------------------

(dollars in thousands)                          October 30, 2005          October 31, 2004
-----------------------------------------------------------------------------------------------
Net sales:
     Mattress Fabrics                              $    46,905               $    52,839
     Upholstery Fabrics                                 82,443                    90,416
-----------------------------------------------------------------------------------------------
                                                   $   129,348               $   143,255
-----------------------------------------------------------------------------------------------
Gross profit:
     Mattress Fabrics                              $     6,397               $     9,255
     Upholstery Fabrics                                  7,957                    10,186
     Restructuring related charges                      (2,246) (6)               (1,199) (8)
-----------------------------------------------------------------------------------------------
                                                   $    12,108               $    18,242
-----------------------------------------------------------------------------------------------
Operating income (loss):
     Mattress Fabrics                              $     3,024               $     5,575
     Upholstery Fabrics                                   (448)                   (2,403)
     Unallocated corporate expenses                     (1,582)                   (1,849)
     Goodwill impairment                                     0                    (5,126) (5)
     Restructuring and related charges                 (11,506) (7)               (2,353) (9)
-----------------------------------------------------------------------------------------------
                                                   $   (10,512)              $    (6,156)
-----------------------------------------------------------------------------------------------

(6) The $2.3 million represents restructuring related charges of $1.3 million of accelerated depreciation associated with the closing of the company's facility in Shelby, NC and consolidating the chenille yarn operations into the Lincolnton, NC facility, $495,000 for accelerated depreciation on equipment associated with the consolidation of the Burlington, NC and Anderson, SC manufacturing facilities within the CVP division, $331,000 for inventory markdowns, $104,000 for accelerated depreciation associated with the closing of the company's finishing facility located in Burlington, NC, and $65,000 for termination benefit expenses. These charges are included in the cost of sales line item of the Consolidated Statements of Net Loss and are related to the Upholstery Fabrics segment.

(7) The $11.5 million represents restructuring and related charges of $3.5 million for accelerated depreciation associated with the design and distribution centers sold in June of 2005 and equipment associated with the consolidation of the Burlington, NC and Anderson, SC manufacturing facilities within the CVP division, $2.9 million for write-downs of buildings and equipment, $1.6 million for asset movement costs, $1.5 million for termination benefits, $1.3 million for accelerated depreciation associated with the closing of the company's facility in Shelby, NC and consolidating the Chenille yarn operations into the Lincolnton, NC facility, $378,000 for lease termination costs, $331,000 for inventory markdowns, $104,000 for accelerated depreciation associated with the closing of the company's finishing facility located in Burlington, NC. Of the total charge, $6.2 million was recorded in the restructuring expense line item, $3.0 million was included in the selling, general, and administrative expenses line item, and $2.3 million was included in the cost of sales line item of the Consolidated Statements of Net Loss. These charges primarily related to the Upholstery Fabrics segment.

(8) The $1.2 million represents restructuring related charges of $910,000 and $215,000 for inventory markdowns and accelerated depreciation associated with the closing of the company's facility in Pageland, SC and consolidating those operations into the Graham, NC facility, and $75,000 for equipment dismantling charges related to the closing of the Lumberton, NC manufacturing facility. These charges are included in the cost of sales line item of the Consolidated Statements of Net Loss and are related to the Upholstery Fabrics segment.

(9) The $2.4 million represents restructuring and related charges of $910,000 for inventory markdowns, $876,000 for accrued termination benefits,
     $278,000 for write-downs of buildings and equipment, $215,000 for accelerated depreciation associated with the closing of the company's facility in Pageland, SC and consolidating those operations into the Graham, NC facility, and $75,000 for equipment dismantling charges related to the closing of the Lumberton, NC manufacturing facility. Of the total charge, $1.2 million was recorded in the restructuring expense line item and $1.2 million was recorded in the cost of sales line item of the Consolidated Statements of Net Loss. These charges are related to the Upholstery Fabrics segment.

     Balance sheet information for the company's operating segments follow:

-----------------------------------------------------------------------------------------------

(dollars in thousands)                          October 30, 2005             May 1, 2005
-----------------------------------------------------------------------------------------------
   Segment assets:
     Mattress Fabrics
          Current assets                           $    21,869               $    24,951
          Property, plant and equipment (10)            27,020                    26,658
-----------------------------------------------------------------------------------------------
              Total mattress fabrics assets             48,889                    51,609
-----------------------------------------------------------------------------------------------
     Upholstery Fabrics
-----------------------------------------------------------------------------------------------
          Current assets                                48,499                    54,372
          Property, plant and equipment (11)            27,124                    39,273
-----------------------------------------------------------------------------------------------
              Total upholstery fabrics assets           75,623                    93,645
-----------------------------------------------------------------------------------------------
      Total segment assets                             124,512                   145,254

Non-segment assets:
      Cash and cash equivalents                         12,883                     5,107
      Deferred income taxes                             21,595                    17,140
      Other current assets                               1,846                     2,691
      Property, plant & equipment                           68                       101
      Goodwill                                           4,114                     4,114
      Other assets                                       1,521                     1,716
-----------------------------------------------------------------------------------------------
          Total assets                             $   166,539               $   176,123
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------

                                                            Three months ended
-----------------------------------------------------------------------------------------------
(dollars in thousands)                          October 30, 2005          October 31, 2004
-----------------------------------------------------------------------------------------------
Capital expenditures:
     Mattress Fabrics                              $       546               $       300
     Upholstery Fabrics                                    833                       240
     Unallocated corporate                                   0                       468
-----------------------------------------------------------------------------------------------
                                                   $     1,379               $     1,008
-----------------------------------------------------------------------------------------------
Depreciation expense:
     Mattress Fabrics                              $       893               $       915
     Upholstery Fabrics                                  1,417                     2,408
-----------------------------------------------------------------------------------------------
     Total segment depreciation expense                  2,310                     3,323
     Accelerated depreciation                            1,355                       215
-----------------------------------------------------------------------------------------------
                                                   $     3,665               $     3,538
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
                                                             Six months ended

(dollars in thousands)                          October 30, 2005          October 31, 2004
-----------------------------------------------------------------------------------------------
Capital expenditures:
     Mattress Fabrics                              $     3,416               $       730
     Upholstery Fabrics                                  2,007                       477
     Unallocated corporate                                   0                     4,343 (12)
-----------------------------------------------------------------------------------------------
                                                   $     5,423               $     5,550
-----------------------------------------------------------------------------------------------
Depreciation expense:
     Mattress Fabrics                              $     1,749               $     1,831
     Upholstery Fabrics                                  3,216                     4,854
-----------------------------------------------------------------------------------------------
     Total segment depreciation expense                  4,965                     6,685
     Accelerated depreciation                            4,871                       215
-----------------------------------------------------------------------------------------------
                                                   $     9,836               $     6,900
-----------------------------------------------------------------------------------------------

(10) Included in property, plant, and equipment are assets located in the U.S. totaling $13.4 million and $12.2 million at October 30, 2005 and May 1, 2005, respectively.

(11) Included in property, plant, and equipment are assets located in the U.S. totaling $22.4 million and $36.2 million at October 30, 2005 and May 1, 2005, respectively. Included in this U.S. property, plant, and equipment are various other corporate allocations totaling $4.1 million at October
     30, 2005. At May 1, 2005 allocations totaled $5.3 million for the distribution facility and design center that were sold in June 2005 and various other corporate allocations totaling $4.2 million.

(12) Unallocated corporate capital expenditures for fiscal 2005 primarily represent capital spending for the new corporate office building.

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

================================================================================

14. Subsequent Events


     In November 2005, the company entered into an agreement with the Canadian government to provide for a term loan in the amount of $680,000. The proceeds are to partially finance capital expenditures at the company's Rayonese facility located in Quebec, Canada. The loan is non-interest bearing and is payable in 48 equal monthly installments commencing December 1, 2009.

================================================================================

15. Recent Accounting Pronouncements

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


     In March 2005, the FASB issued Interpretation No.47, "Accounting for Conditional Asset Retirement Obligations," (FIN 47). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No.143,"Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of an entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, and will be effective for the company on April 30, 2006. The company does not expect there to be any material effect on its consolidated financial statements upon adoption of the new standard.

================================================================================

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

The company's fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The year-to-date period for fiscal 2006 and 2005 included 26 weeks. The company's operating segments are mattress fabrics and upholstery fabrics. In mattress fabrics, the company markets a broad array of fabrics used by bedding manufacturers. In upholstery fabrics, the company markets jacquard woven fabrics for residential and commercial furniture and velvet printed fabrics and microdenier suedes used primarily for residential furniture.

The following tables set forth the company's net sales, gross profit, selling, general and administrative expenses and operating income (loss) by segment for the three and six months ended October 30, 2005 and October 31, 2004.

                                   CULP, INC.
       SALES, GROSS PROFIT AND OPERATING INCOME (LOSS) BY SEGMENT/DIVISION
        FOR THE THREE MONTHS ENDED OCTOBER 30, 2005 AND OCTOBER 31, 2004


                             (Amounts in thousands)


                                                   THREE MONTHS ENDED (UNAUDITED)
                                       --------------------------------------------------------
                                              Amounts                    Percent of Total Sales
                                       ---------------------             ----------------------
                                       October 30,  October31, % Over   October 30, October 31,
Net Sales by Segment                      2005        2004     (Under)     2005       2004
-------------------------------------  ----------   --------   --------  ---------  --------

Mattress Fabrics                      $   23,990     26,886     (10.8)%     35.8 %    35.7 %
Upholstery Fabrics                        43,016     48,520     (11.3)%     64.2 %    64.3 %
                                       ----------   --------   --------  ---------  --------

     Net Sales                        $   67,006     75,406     (11.1)%    100.0 %   100.0 %
                                       ==========   ========   ========  =========  ========


Gross Profit by Segment                                                   Gross Profit Margin
-------------------------------------                                    ----------------------

Mattress Fabrics                      $    3,302      4,461     (26.0)%     13.8 %    16.6 %
Upholstery Fabrics                         4,000      6,230     (35.8)%      9.3 %    12.8 %
                                       ----------   --------   --------  ---------  --------
     Subtotal                              7,302     10,691     (31.7)%     10.9 %    14.2 %

Restructuring related charges             (1,751)(1) (1,124)(2) (55.8)%     (2.6)%    (1.5)%
                                       ----------   --------   --------  ---------  --------

     Gross Profit                     $    5,551      9,567     (42.0)%     8.3 %    12.7 %
                                       ==========   ========   ========  =========  ========



Sales, General and Administrative
 expenses  by Segment                                                        Percent of Sales
-------------------------------------                                    ----------------------

Mattress Fabrics                      $    1,636      1,784      (8.3)%      6.8 %     6.6 %
Upholstery Fabrics                         4,069      6,016     (32.4)%      9.5 %    12.4 %
Unallocated Corporate expenses               821      1,038     (20.9)%      1.2 %     1.4 %
                                       ----------   --------   --------  ---------  --------

    Selling, General and
     Administrative expenses          $    6,526      8,838     (26.2)%      9.7 %    11.7 %
                                       ==========   ========   =======   =========  ========


                                                                            Operating Income
Operating Income (loss)  by Segment                                          (Loss)  Margin
-------------------------------------                                    ----------------------

Mattress Fabrics                      $    1,666      2,676     (37.7)%      6.9 %    10.0 %
Upholstery Fabrics                           (69)       216    (131.9)%     (0.2)%     0.4 %
Unallocated corporate expenses              (821)    (1,039)     21.0 %     (1.2)%    (1.4)%
                                       ----------   --------   --------  ---------  --------
        Subtotal                             776      1,853     (58.1)%      1.2 %     2.5 %

Goodwill impairment                            0     (5,126)(3)(100.0)%      0.0 %    (6.8)%
Restructuring and related charges         (6,163)(1) (2,416)(2)(155.1)%     (9.2)%    (3.2)%
                                       ----------   --------   --------  ---------  --------

     Operating loss                   $   (5,387)    (5,689)      5.3 %     (8.0)%    (7.5)%
                                       ==========   ========   ========  =========  ========


Depreciation by Segment
-------------------------------------

Mattress Fabrics                      $      893        915      (2.4)%
Upholstery Fabrics                         1,417      2,408     (41.2)%
                                       ----------   --------   --------
        Subtotal                           2,310      3,323     (30.5)%
Accelerated Depreciation                   1,355        215     530.2 %
                                       ----------   --------   --------
Total Depreciation                    $    3,665      3,538       3.6 %
                                       ==========   ========   ========

(1) The $1.8 million represents restructuring related charges of $1.3 million of accelerated depreciation associated with the closing of the company's facility in Shelby, NC and consolidating the chenille yarn operations into the Lincolnton, NC facility, $331,000 for inventory markdowns, $104,000 for accelerated depreciation associated with the closing of the company's finishing facility located in Burlington, NC, and $65,000 for termination benefit expenses. The $6.2 million represents restructuring and related charges of $2.1 million for write-downs of buildings and equipment, $1.6 million for accrued termination benefits, $1.3 million of accelerated depreciation associated with the closing of the company's facility in Shelby, NC and consolidating the chenille yarn operations into the Lincolnton, NC facility, $395,000 for asset movement costs, $331,000 for inventory markdowns, $328,000 for lease termination costs, and $104,000 for accelerated depreciation associated with the closing of the company's finishing facility located in Burlington, NC.
(2) The $1.1 million represents restructuring related charges of $910,000 and $215,000 for inventory markdowns and accelerated deprecation associated
     with  the  closing  of  the   company's   facility  in  Pageland,   SC  and
     consolidating those operations into the Graham, NC facility. The $2.4 million represents restructuring and related charges of $1.0 million for accrued termination benefits, $910,000 for inventory markdowns, $278,000 for write-downs of buildings and equipment, and $215,000 for accelerated depreciation associated with the closing of the company's facility in Pageland, SC and consolidating those operations into the Graham, NC facility.
(3) The $5.1 million represents a goodwill impairment charge related to the Culp Decorative Fabrics division within the upholstery fabrics segment.

                                   CULP, INC.
       SALES, GROSS PROFIT AND OPERATING INCOME (LOSS) BY SEGMENT/DIVISION
         FOR THE SIX MONTHS ENDED OCTOBER 30, 2005 AND OCTOBER 31, 2004


                             (Amounts in thousands)


                                               SIX MONTHS ENDED (UNAUDITED)
                               ----------------------------------------------------------
                                      Amounts                      Percent of Total Sales
                               ---------------------               ----------------------
                               October 30,  October31,  % Over     October 30,  October 31,
Net Sales by Segment              2005        2004      (Under)       2005         2004
-----------------------------------------   --------   ---------   ---------    --------

Mattress Fabrics                $ 46,905     52,839      (11.2)%      36.3 %      36.9 %
Upholstery Fabrics                82,443     90,416       (8.8)%      63.7 %      63.1 %
                                 --------   --------   ---------   ---------    --------

     Net Sales                  $129,348    143,255       (9.7)%     100.0 %     100.0 %
                                 ========   ========   =========   =========    ========


Gross Profit by Segment                                             Gross Profit Margin
-------------------------------                                    ----------------------

Mattress Fabrics                $  6,397      9,255      (30.9)%      13.6 %     17.5 %
Upholstery Fabrics                 7,957     10,186      (21.9)%       9.7 %     11.3 %
                                 --------   --------   ---------   ---------   --------
     Subtotal                     14,354     19,441      (26.2)%      11.1 %     13.6 %

Restructuring related charges     (2,246)(1) (1,199)(4)  (87.3)%      (1.7)%     (0.8)%
                                 --------   --------   ---------   ---------   --------

     Gross Profit               $ 12,108     18,242      (33.6)%       9.4 %     12.7 %
                                 ========   ========   =========   =========   ========


Sales, General and                                                        Percent
 Administrative expenses  by                                                of
 Segment                                                                   Sales
-------------------------------                                    ----------------------

Mattress Fabrics                $  3,373      3,679       (8.3)%       7.2 %      7.0 %
Upholstery Fabrics                 8,404     12,589      (33.2)%      10.2 %     13.9 %
Unallocated Corporate expenses     1,583      1,850      (14.4)%       1.2 %      1.3 %
                                 --------   --------   --------    ---------   --------
     Subtotal                     13,360     18,118      (26.3)%      10.3 %     12.6 %

Restructuring related charges      3,022 (2)      0      100.0 %       2.3 %      0.0 %
                                 --------   --------   ---------   ---------   --------

    Selling, General and
     Administrative expenses    $ 16,382     18,118       (9.6)%      12.7 %     12.6 %
                                 ========   ========   ========    =========   ========


Operating Income (loss)  by                                          Operating Income
 Segment                                                              (Loss)  Margin
-------------------------------                                    ----------------------

Mattress Fabrics                $  3,024      5,575      (45.8)%       6.4 %     10.6 %
Upholstery Fabrics                  (448)    (2,403)      81.4 %      (0.5)%     (2.7)%
Unallocated corporate expenses    (1,582)    (1,849)      14.4 %      (1.2)%     (1.3)%
                                 --------   --------   ---------   ---------   --------
        Subtotal                     994      1,323      (24.9)%       0.8 %      0.9 %

Goodwill impairment                    0     (5,126)(5) (100.0)%       0.0 %     (3.6)%
Restructuring and related
 charges                         (11,506)(3) (2,353)(4) (389.0)%      (8.9)%     (1.6)%
                                 --------   --------   ---------   ---------   --------

     Operating loss             $(10,512)    (6,156)     (70.8)%      (8.1)%     (4.3)%
                                 ========   ========   =========   =========   ========


Depreciation by Segment
-------------------------------

Mattress Fabrics                $  1,749      1,831       (4.5)%
Upholstery Fabrics                 3,216      4,854      (33.7)%
                                 --------   --------   ---------
     Subtotal                      4,965      6,685      (25.7)%
Accelerated Depreciation           4,871        215    2,165.6 %
                                 --------   --------   ---------
Total Depreciation              $  9,836      6,900       42.6 %
                                 ========   ========   =========



(1) The $2.3 million represents restructuring related charges of $1.3 million of accelerated depreciation associated with the closing of the company's facility in Shelby, NC and consolidating the chenille yarn operations into the Lincolnton, NC facility, $495,000 for accelerated depreciation on equipment associated with the consolidation of the Burlington, NC and Anderson, SC manufacturing facilities within the CVP division, $331,000 for inventory markdowns, $104,000 for accelerated depreciation associated with the closing of the company's finishing facility located in Burlington, NC, and $65,000 for termination benefit expenses.

(2) The $3.0 million represents accelerated depreciation associated with the design and distribution centers sold in June of 2005.

(3) The $11.5 million represents restructuring and related charges of $3.5 million for accelerated depreciation associated with the design and distribution centers sold in June of 2005 and equipment associated with the consolidation of the Burlington, NC and Anderson, SC manufacturing facilities within the CVP division, $2.9 million for write-downs of buildings and equipment, $1.6 million for asset movement costs, $1.5 million for termination benefits, $1.3 million for accelerated depreciation associated with the closing of the company's facility in Shelby, NC and consolidating the chenille yarn operations into the Lincolnton, NC facility, $378,000 for lease termination costs, $331,000 for inventory markdowns, $104,000 for accelerated depreciation associated with the closing of the company's finishing facility located in Burlington, NC.

(4) The $1.2 million represents restructuring related charges of $910,000 and $215,000 for inventory markdowns and accelerated depreciation associated with the closing of the company's facility in Pageland, SC and consolidating those operations into the Graham, NC facility, $75,000 for equipment dismantling charges related to the closing of the Lumberton, NC manufacturing facility. The $2.4 million represents restructuring and related charges of $910,000 for inventory markdowns, $876,000 for accrued termination benefits, $278,000 for write-downs of buildings and equipment, $215,000 for accelerated depreciation associated with the closing of the company's facility in Pageland, SC and consolidating those operations into the Graham, NC facility, and $75,000 for equipment dismantling charges related to the closing of the Lumberton, NC manufacturing facility.

(5) The $5.1 million represents a goodwill impairment charge related to the Culp Decorative Fabrics division within the upholstery fabrics segment.

Three and Six Months ended October 30, 2005 compared with Three and Six Months ended October 31, 2004

For the second quarter of fiscal 2006, net sales decreased 11.1% to $67.0 million compared to $75.4 million for the second quarter of fiscal 2005. The company reported a net loss of $4.2 million, or $0.36 per share diluted, in the second quarter of fiscal 2006, which included restructuring and related pre-tax charges of $6.2 million. The company reported a net loss of $4.2 million, or $0.36 per share diluted, in the second quarter of fiscal 2005, which included restructuring and related pre-tax charges of $2.4 million and $5.1 million in goodwill impairment.

The financial results for the second quarter were affected by a shortage of polyurethane foam used in furniture and bedding and surcharges for raw materials, both of which are related to disruptions from the hurricane activity on the Gulf Coast. In response, the company implemented surcharges to its customers in both operating segments in October 2005. However, these surcharges did not offset the increased costs. These factors are expected to continue over the next quarter but to a diminishing extent.

For the first six months of fiscal 2006, net sales decreased 9.7% to $129.3 million compared to $143.3 million for the first six months of fiscal 2005. The company reported a net loss of $8.1 million, or $0.70 per share diluted, for the first six months of fiscal 2006, which included restructuring and related pre-tax charges of $11.5 million. The company reported a net loss of $5.2 million, or $0.45 per share diluted, for the same period last year, which included restructuring and related pre-tax charges of $2.4 million and $5.1 million in goodwill impairment.

Restructuring and Related Charges

During the second quarter of fiscal 2006, total restructuring and related charges incurred were $6.2 million, of which approximately $2.1 million related to write-downs of buildings and equipment, $1.6 million for accrued termination benefits, $1.3 million for accelerated depreciation associated with the company's yarn facility in Shelby, NC, and consolidating the chenille yarn operations into the Lincolnton, NC, facility, $395,000 for dismantling, moving, and relocation of equipment, $331,000 for inventory markdowns, $328,000 for lease termination costs, and $104,000 for accelerated depreciation associated with the closing of the company's finishing facility located in Burlington, NC. Of the total charge, $4.4 million was recorded in the restructuring expense line item and $1.8 million was recorded in the cost of sales line item in the 2006 Consolidated Statements of Loss. For the first six months of fiscal 2006, total restructuring and related charges incurred were $11.5 million, of which approximately $3.5 million related to accelerated depreciation associated with the design and distribution centers sold in June 2005, and equipment associated with the consolidation of the Burlington, NC, and Anderson, SC, velvet manufacturing facilities, $2.9 million for write-downs of buildings and equipment, $1.6 million for dismantling, moving, and relocation of equipment, $1.5 million for termination benefits, $1.3 million for accelerated deprecation associated with the closing of the company's facility in Shelby, NC, and consolidating the chenille yarn operations into the Lincolnton, NC, facility, $378,000 for lease termination costs, $331,000 for inventory markdowns, and $104,000 for accelerated depreciation associated with the closing of the company's finishing facility located in Burlington, NC. Of the total charge, $6.2 million was recorded in the restructuring expense line item, $3.0 million in the selling, general, and administrative expense line item, and $2.3 million in the cost of sales line item in the 2006 Consolidated Statements of Loss. These charges relate to the Upholstery Fabrics segment.

Mattress Fabrics Segment

Net Sales -- Mattress fabric sales (known as mattress ticking) for the second quarter of fiscal 2006 decreased 10.8% to $24.0 million compared to $26.9 million for the second quarter of fiscal 2005. Mattress ticking yards sold during the second quarter of fiscal 2006 were 11.1 million compared to 11.3 million yards in the second quarter of last year, a decline of 2.3%.The average selling price was $2.16 per yard for the second quarter of fiscal 2006, compared to $2.35 per yard in the second quarter of fiscal 2005, a decrease of 8.1%, primarily related to prices for the damask product line. This pricing trend reflects the ongoing shift mattress manufacturers are making to less expensive common border ticking, which is the fabric that goes on the side of mattresses and box springs. Sales in this segment were also affected by the industry-wide shortage of polyurethane foam used by mattress manufacturers. For the first six months, net sales decreased 11.2% to $46.9 million compared to $52.8 million for the first six months of fiscal 2005. For the first six months of fiscal 2006, the average selling price for mattress fabrics was $2.22 per yard compared to $2.37 per yard in the same period last year.

Operating income -- For the second quarter of fiscal 2006, the mattress fabrics segment reported operating income of $1.7 million, or 6.9% of net sales, compared to $2.7 million, or 10.0% of net sales, for the second quarter of fiscal 2005. Operating income in this segment was affected by a customs assessment totaling $375,000, which reduced operating margin for the second quarter by approximately 160 basis points. Additionally, these results reflect higher raw material prices that were not offset by the company's customer surcharges, and manufacturing variances related to the start-up of the capital project. Operating income for the first six months of fiscal 2006 was $3.0 million, or 6.4% of net sales, compared with operating income of $5.6 million, or 10.6% of net sales, for the first six months of fiscal 2005. These results were primarily affected by soft consumer demand industry-wide in the first quarter of 2006, costs related to manufacturing variances related to the start-up of the company's capital project, lower average selling prices principally related to the damask product line, higher raw material prices that were not offset by the company's customer surcharges, and a customs assessment totaling $375,000.

The $7.0 million capital project (announced in October 2004), which was designed to improve the company's globally competitive cost structure, achieved final implementation during the second quarter. During the first quarter, the company completed its building expansion and weaving machine installation at the Stokesdale, NC plant, as well as the installation and full operation of the new weaving machines at the Quebec, Canada, facility. Production at the Stokesdale facility began to ramp up significantly during the second quarter. These actions resulted in higher operational income margins in second quarter 2006 as compared to the first quarter of fiscal 2006, despite the pressure from mattress industry foam shortage and customs assessments.

Segment assets -- Segment assets consist of accounts receivable, inventory, and property, plant, and equipment. As of October 30, 2005, accounts receivable and inventory totaled $21.9 million compared to $25.0 million at May 1, 2005. Also as of October 30, 2005, property, plant and equipment totaled $27.0 million compared to $26.7 million at May 1, 2005. Included in property, plant, and equipment are assets located in the U.S. totaling $13.4 million and $12.2 million at October 30, 2005 and May 1, 2005, respectively.

Upholstery Fabrics Segment

Net Sales -- Upholstery fabric sales for the second quarter of fiscal 2006 decreased 11.3% to $43.0 million compared with $48.5 million in the second quarter of fiscal 2005. Upholstery fabric yards sold during the second quarter of fiscal 2006 were 10.4 million compared to 11.5 million in the second quarter of fiscal 2005, a decline of 9.5%. The average selling price was $4.13 per yard for the second quarter of fiscal 2006 compared with $4.23 for the second quarter of fiscal 2005, a decrease of 2.6%. Sales of upholstery fabrics reflect continued soft demand industry-wide for U.S. produced fabrics and consumer preference for leather and suede furniture and other imported fabrics, including cut and sewn kits. However, the lower sales of U.S. produced fabrics were partially offset by sales of Culp's offshore produced fabrics. The shortage of polyurethane foam used by furniture manufacturers also affected sales for the quarter. For the first six months, net sales decreased 8.8% to $82.4 million compared with $90.4 million for the first six months of fiscal 2006. For the first six months of fiscal 2006, the average selling price for upholstery fabrics was $4.22 per yard compared to $4.25 per yard in the same period last year.

Operating income (loss) - Operating loss for the second quarter of fiscal 2006 was $69,000 or 0.2% of net sales compared with operating income of $216,000 or 0.4% of net sales for the second quarter of fiscal 2005. These results reflect higher raw material prices that were not offset by the company's customer surcharges. Operating loss for the first six months of fiscal 2006 was $448,000 or 0.5% of net sales, compared with an operating loss of $2.4 million, or 2.7% of net sales, for the first six months of fiscal 2005. This improvement is primarily due to the company's aggressive actions to substantially reduce U.S. manufacturing costs and capacity and selling, general, and administrative costs for the first six months of fiscal 2006. During the second quarter, the company consolidated two velvet manufacturing operations, consolidated the finished goods distribution and design centers, closed two yarn manufacturing plants and announced a strategic alliance to outsource its decorative fabrics finishing services. Additionally, the company combined its sales, design, and customer service activities for Culp Decorative Fabrics and Culp Velvets/Prints, the two divisions within the upholstery fabrics segment, resulting in a more unified approach to service its customers. With the changes that have been made since the beginning of fiscal 2006, the company has reduced selling, general, and administrative expenses for the upholstery fabrics segment by 33.2% for the first six months of fiscal 2006 compared with the first six months of fiscal 2005.

Non-U.S. Produced Sales - Sales of upholstery fabrics produced outside the U.S. manufacturing operations, including fabrics produced at our China facility, were up 79.4% in the second quarter of fiscal 2006 over the second quarter of fiscal 2005 and accounted for approximately 29% of upholstery fabric sales in the second quarter of 2006. Fabric produced offshore accounted for approximately 14% of upholstery fabric sales for the second quarter of fiscal 2005. For the first six months of fiscal 2006, these sales increased approximately 94.0% over the first six months of fiscal 2005 and accounted for approximately 29% of upholstery fabric sales. Fabric produced offshore accounted for approximately 14% of upholstery fabric sales for the first six months of fiscal 2005. The growth in offshore produced fabrics is a trend that is expected to continue.

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

U.S. Produced Sales -- Management has continued to take very aggressive actions over the past year to bring U.S. manufacturing costs and capacity in line with current demand trends. On September 27, 2005, the company's board of directors approved a strategic alliance with Synthetics Finishing, a division of TSG Incorporated, to provide finishing services to the company for its domestically produced decorative upholstery fabrics and collaborate with the company on research and product development activities. As a result, the company will close its finishing plant in Burlington, NC, thereby reducing the number of associates by approximately 100 people. Once this outsourcing initiative for finishing services is complete, which is expected by February 2006, the company will have three U.S. manufacturing facilities operating in the upholstery fabrics segment
- one for velvet fabrics, one for decorative fabrics, and one for specialty yarns. As a result of these consolidations and earlier restructuring activities, the book value of the company's U.S based upholstery fabric fixed assets is projected to be about $15 million by the end of the third quarter of fiscal 2006 compared with approximately $52 million at the end of fiscal 2004.

In August 2005, the company's board of directors approved a restructuring plan within the upholstery fabrics segment designed to reduce the company's U.S. yarn manufacturing operations. The company sold its polypropylene yarn extrusion equipment (with a book value of $2.3 million) located in Graham, NC, to American Fibers and Yarns Company, the company's supplier for polypropylene yarn, for $1.1 million payable in cash. Pursuant to terms of the sale agreement, the company has a long-term supply contract with American Fibers and Yarns Company to continue to provide the company with polypropylene yarn at prices tied to a published index.

The company's board of directors also approved further reductions in the company's yarn operations by closing the company's facility in Shelby, NC, and consolidating the chenille yarn operations into the company's Lincolnton, NC, facility. During the second quarter, the company outsourced the open-end yarns previously produced at the Shelby, NC, facility. As a result, the company will have one specialty yarn manufacturing plant in Lincolnton, NC, for producing chenille and wrap-spun yarns and a small texturizing yarn operation in Graham, NC. Overall, these actions will reduce the number of associates by approximately 100 people.

The  company   expects   restructuring   activities  to  result  in  charges  of
approximately $147,000 in the third quarter of fiscal 2006. The $147,000 in charges consist of accelerated depreciation.

While management believes it is important to produce some level of upholstery fabric in the U.S. to support the company's customers' domestic fabric requirements, management remains committed to take whatever additional steps necessary to achieve profitable U.S. upholstery fabric operations. The company could experience additional write-downs of its property, plant, and equipment in this business if further restructuring actions become necessary.

Segment assets -- Segment assets consist of accounts receivable, inventory, and property, plant, and equipment. As of October 30, 2005, accounts receivable and inventory totaled $48.5 million compared to $54.4 million at May 1, 2005. As of October 30, 2005, property, plant, and equipment totaled $27.1 million compared to $39.3 million at May 1, 2005. Included in property, plant, and equipment are assets located in the U.S. totaling $22.4 million and $36.2 million at October 30, 2005, and May 1, 2005, respectively. Included in property, plant, and equipment are various other corporate allocations totaling $4.1 million at October 30, 2005. At May 1, 2005, allocations totaled $5.3 million for the distribution facility and design center that were sold in June 2005 and various other corporate allocations totaling $4.2 million.

Other Expenses

Selling, General and Administrative Expenses -- SG&A expenses of $6.5 million for the second quarter of fiscal 2006 decreased approximately $2.3 million, or 26.2%, from $8.8 million in the second quarter of fiscal 2005. This decrease is primarily due to the significant cost reductions as part of the company's restructuring initiatives in the upholstery fabrics segment. SG&A expenses of $16.4 million for the first six months of fiscal 2006 decreased approximately $1.7 million, or 9.6%, from $18.2 million the first six months of fiscal 2005. Included in the $16.4 million was $3.0 million in accelerated depreciation associated with the company's design and distribution centers sold in June 2005. The 26.4% decrease to the remaining $13.4 million for the first six months of fiscal 2006 from the $18.2 million in the first six months of fiscal 2005 was primarily due to the significant cost reductions as part of the company's restructuring initiatives in the upholstery fabrics segment.

Interest Expense (Income) -- Interest expense for the second quarter of 2006 was $942,000 compared to $937,000 for the second quarter of fiscal 2005. Interest income was $19,000 for the second quarter of 2006 compared to $29,000 for the first quarter of fiscal 2005, reflecting lower invested balances during the quarter.

Income Taxes -- The effective tax rate (taxes as a percentage of loss before income taxes) for the second quarter of fiscal 2006 was 36.4% compared with 38.1% for the second quarter of fiscal 2005.

Liquidity and Capital Resources

Liquidity --The company's sources of liquidity include cash and cash equivalents, cash flow from operations and amounts available under its revolving credit line. These sources have been adequate for day-to-day operations and capital expenditures. Cash and cash equivalents as of October 30, 2005, increased to $12.9 million from $5.1 million as of May 1, 2005, primarily reflecting cash flow from operations of $5.2 million and proceeds from the sale of buildings and equipment as part of the company's restructuring activities of $4.0 million, offset by capital expenditures and payments on vendor financed capital expenditures of $5.7 million, and proceeds from the real estate loan with its bank (Wachovia) of $4.3 million.

Working Capital -- Accounts receivable as of October 30, 2005, increased 1.2% in comparison to October 31, 2004. Days sales outstanding totaled 37 days at October 30, 2005, compared with 32 days compared to October 31, 2004.
Inventories at October 30, 2005, decreased 10.5% from October 31, 2004. Inventory turns for the second quarter of fiscal 2006 were 5.0 versus 5.2 for the second quarter of fiscal 2005. Operating working capital (comprised of accounts receivable and inventories, less trade accounts payable) was $53.8 million at October 30, 2005, down from $59.9 million at October 31, 2004.

Financing Arrangements -- The company's long-term debt of $54.9 million is comprised of unsecured senior term notes of $50.0 million, a term loan with its bank (Wachovia) of $4.3 million that is secured by a lien on the company's headquarters office located in High Point, NC, and an unsecured loan with the Canadian government of $615,000. The company's unsecured senior term notes have a fixed interest rate of 7.76% (payable semi-annually in March and September) and are payable over an average remaining term of four years beginning March 2006 through March 2010. The company's Canadian government loan is non-interest bearing with its final payment due during the company's third quarter of fiscal 2006.

In October 2005, the company entered into an agreement with its bank (Wachovia) to provide for a term loan in the amount of $4.3 million. This term loan bears interest at the one-month London Interbank Offered Rate plus an adjustable margin based on the company's debt/EBITDA ratio, as defined in the agreement, and is payable in varying monthly installments through October 2010.

In August 2005, the company amended its agreement with its bank (Wachovia) to provide for a revolving loan commitment of $8.0 million, including letters of credit up to $5.5 million. Borrowings under the credit facility bear interest at the London Interbank Offered Rate plus an adjustable margin based on the company's debt/EBITDA ratio, as defined in the agreement. As of October 30, 2005, there were $2.6 million in outstanding letters of credit and no borrowings outstanding under the agreement. The amended agreement also requires the company to maintain collected deposit balances of $7.5 million with its bank (Wachovia) from the period October 31, 2005, to March 15, 2006, which is the due date for the first principal payment ($7.5 million) on the company's unsecured senior term notes and maintain certain other financial covenants, as defined in the agreement. The amended credit facility expires on August 31, 2006.

On December 7, 2005, the company entered into a Seventh Amendment to this credit agreement. This amendment requires the company to maintain collected deposit balances of at least $3.0 million after March 15, 2006. Additionally, this amendment reduces the minimum EBITDA covenant for the third and fourth quarters of fiscal 2006.

In November 2005, the company entered into an agreement with the Canadian government to provide for a term loan in the amount of $680,000. The proceeds are to partially finance capital expenditures at the company's Rayonese facility located in Quebec, Canada. The loan is non-interest bearing and is payable in 48 monthly and equal installments commencing December 1, 2009.

The company was in compliance with all financial covenants in its loan agreements as of October 30, 2005.

Commitments

The following table summarizes the company's contractual payment obligations and commitments (in thousands):

                                2006         2007        2008         2009        2010     Thereafter       Total
                                ----         ----        ----         ----        ----     ----------       -----
  Capital expenditure
  Commitments                $   124      $     -     $     -     $      -    $      -    $         -     $   124
  Accounts    payable-
  capital expenditures           549        1,000       1,000            -           -              -       2,549
  Operating leases (1)         1,966        3,172       1,790          421         122             16       7,487
  Long-term debt               8,346        7,742      20,051        7,764      11,027              -      54,930
  -------------------------------------------------------------------------------------------------------------------
  Total                      $10,985      $11,914     $22,841     $  8,185    $ 11,149    $        16     $65,090
  -------------------------------------------------------------------------------------------------------------------


Note: Payment Obligations by Fiscal Year Ending April

(1) Includes accrued restructuring expenses for the company's inactive Chattanooga manufacturing facility of $434 in 2006, and $869 in 2007 and 2008 and other leases of $78, $139, and $26 for fiscal years 2006, 2007, and 2008, respectively.

Capital Expenditures -- Capital spending for the first six months of fiscal 2006 was $5.4 million, including $1.7 million that is the non-cash portion of capital expenditures representing vendor financing. The company's revised capital budget for fiscal 2006 is $6.3 million, including approximately $2.0 million budgeted for the non-cash portion of expenditures representing vendor financing, which relates to the mattress fabrics capital project. Depreciation for the first six months of fiscal 2006 was $9.8 million, of which approximately $4.9 million related to accelerated depreciation of buildings and equipment. The company expects that the availability of funds under the revolving credit line and cash flow from operations will be sufficient to fund its planned capital needs. The company estimates depreciation for fiscal year 2006 to be $14.8 million, which includes $5.0 million in accelerated depreciation.

Liquidity Requirements -- As indicated earlier, the company's sources of liquidity include cash and cash equivalents, cash flow from operations and amounts available under its revolving credit line. The company believes its sources of liquidity continue to be adequate to meet its current operating needs. In addition, the company is taking further steps to improve its liquidity, including ongoing efforts to reduce inventories and operating expenses. However, the company's cash position could be adversely affected by factors beyond its control, such as weakening industry demand, delays in receipt of payment on accounts receivable and the availability of trade credit.

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

Accounts Receivable - Allowance for Doubtful Accounts. Substantially all of the company's accounts receivable are due from residential and commercial furniture and bedding manufacturers. Ownership of these manufacturers is increasingly concentrated and certain bedding manufacturers have a high degree of leverage. As of October 30, 2005, accounts receivable from furniture manufacturers totaled approximately $18.4 million, and from bedding manufacturers approximately $8.5 million. Additionally, as of October 30, 2005, the aggregate accounts receivable balance of the company's ten largest customers was $8.4 million, or 31.2% of trade accounts receivable.

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

Management reviews long-lived assets, which consists of property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. During the first six months of fiscal 2006, no events or changes in circumstances occurred that would require the company to test for impairment. Unforeseen events and changes in circumstances and market conditions could negatively affect the value of assets and result in an impairment charge.

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

Goodwill. As of October 30, 2005, the company's remaining $4.1 million of goodwill relates to the Culp Home Fashions division. The determination of fair value involves considerable estimation and judgment. In particular, determining the fair value of a business unit involves, among other things, developing forecasts of future cash flows and appropriate discount rates. During the first six months of fiscal 2006, no events or changes in circumstances occurred that would require the company to test for impairment.

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

While management believes it is important to produce some level of upholstery fabric in the U.S. to support the company's customers' domestic fabric requirements, management remains committed to take whatever additional steps necessary to achieve profitable U.S. upholstery fabric operations. The company could experience additional write-downs of its property, plant, and equipment in this business if further restructuring actions become necessary.

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

The company reassesses the individual accrual requirements at the end of each reporting period. If circumstances change, causing current estimates to differ from original estimates, adjustments are recorded in the period of change. Restructuring charges, and adjustments of those charges, are summarized in note 10 to the consolidated financial statements.

Income Taxes. The company is required to estimate its actual current tax exposure and to assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At May 1, 2005, the company had deferred tax assets of $25,249,000 (all of which relate to U.S. operations) and U.S. deferred tax liabilities of $5,709,000 (all of which reverse in the carryforward period), resulting in net U.S. deferred tax assets of $19,540,000. Total deferred tax liabilities at May 1, 2005 were $8,109,000, resulting in total net deferred tax assets of $17,140,000. As of October 30, 2005, the company's net deferred tax assets total $21,595,000, an increase of $4,455,000 from the end of fiscal 2005, primarily reflecting the federal and state tax benefits recorded for the loss from U.S. operations during the first six months of fiscal 2006. No valuation allowance has been recorded to reduce the company's deferred tax assets. Management has concluded that it is more likely than not that the company will be able to realize the benefit of the deferred tax assets.

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

SFAS No. 123 (Revised 2004), "Share-Based Payment," issued in December 2004 is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25,"Accounting for Stock Issued to Employees," and its related implementation guidance. The statement focuses primarily on accounting for transaction in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123 (Revised 2004) are effective for fiscal years beginning after June 15, 2005, and the company will adopt this standard in fiscal 2007. Management has not determined the impact, if any, that this statement will have on our consolidated financial position or results of operations.

In March 2005, the FASB issued Interpretation No.47, "Accounting for Conditional Asset Retirement Obligations," (FIN 47). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligation," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later that the end of fiscal years ending after December 15, 2005, and will be effective for the company on April 30, 2006. The company does not expect there to be any material effect on the consolidated financial statements upon adoption of the new standard.

Inflation

The cost of certain of the company's raw materials, principally fibers from petroleum derivatives, and utility/energy costs, increased during the first six months of fiscal 2006 as oil and energy prices increased and had an impact on the company's financial results. These increases, however, are often not directly related to general economic inflation, which has not been a material factor in the company's recent financial results. Any significant increase in the company's raw material costs, utility/energy costs and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited the company's ability to pass significant operating cost increases on to its customers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin under the company's revolving credit agreement and real estate term loan. As of October 30, 2005 there were $4.3 million in borrowings outstanding under the real estate term loan and no borrowings outstanding under the company's revolving credit agreement. The company's unsecured senior term notes have a fixed interest rate of 7.76% and the Canadian government loan is non-interest bearing. Additionally, approximately 91% of the company's long-term debt is at a fixed rate. Thus, any foreseeable change in interest rates would not be expected to have a material effect on the company.

The company's exposure to fluctuations in foreign currency exchange rates is due primarily to foreign subsidiary domiciled in Canada and firmly committed and anticipated purchases of certain machinery, equipment and raw materials in foreign currencies. The company's Canadian subsidiary uses the United States dollar as its functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with the Canadian subsidiary. However, the company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firmly committed and anticipated purchases of certain machinery, equipment and raw materials. The amount of Canadian-denominated sales and manufacturing costs is not material to the company's consolidated results of operations; therefore, a 10% change in the exchange rate at October 30, 2005 would not have a significant impact on the company's results of operations or financial position. Additionally, as the company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Also, the company has exposure to fluctuations in foreign currency exchange rates with a foreign subsidiary domiciled in China. Currently, this risk cannot be hedged. The amount of sales and manufacturing costs denominated in Chinese currency is not material to the company's consolidated results of operations; therefore a 10% change in the exchange rate of October 30, 2005 would not have a significant impact on the company's results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

The company conducted a review and evaluation of its disclosure controls and procedures, under the supervision and with the participation of the company's principal executive officer and principal financial officer as of October 30, 2005, and the principal executive officer and principal financial officer have concluded that the company's disclosure controls and procedures are adequate and effective. In addition, no change in the company's internal control over financial reporting has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Part II - Other Information
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held in High Point, North Carolina on September 27, 2005. Of the 11,551,509 shares of common stock outstanding on the record date of July 28, 2005, 10,834,024 shares were present in person or by proxy.

At the Annual Meeting, shareholders voted on:

o The election of three directors: Jean L.P. Brunel, Kenneth R.Larson, and Franklin N. Saxon,

o Ratification of the appointment of KPMG LLP as the independent registered public accounting firm of the company for the current fiscal year

A.   PROPOSAL FOR ELECTION OF DIRECTORS:

     Jean L.P. Brunel                       Kenneth R. Larson
     ----------------                       -----------------

     For               10,673,305           For     10,676,345
     Abstain              160,719           Abstain    157,679

     Franklin N. Saxon
     -----------------

     For               10,657,740
     Abstain              176,284


B. PROPOSAL TO RATIFY THE ELECTION OF KPMG LLP AS THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OF THE COMPANY FOR FISCAL YEAR 2006

     For               10,776,604
     Against               53,602
     Abstain                3,818

Item 5. Other Information

On December 7, 2005, the company entered into a Seventh Amendment to Amended and Restated Credit Agreement, which amends the credit agreement between the company and its bank (Wachovia). The principal terms of the Seventh Amendment are to require the company to maintain collected deposit balances of at least $3.0 million after March 15, 2006. Additionally, this amendment reduces the minimum EBITDA covenant for the third and fourth quarters of fiscal 2006. A copy of this amendment was filed as Exhibit 10(c) of this report.

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

10(b) Real Estate Loan dated as of October 25, 2005 among Culp, Inc. and Wachovia Bank National Association, as Agent and as Bank, filed as
          Exhibit 10(a) to the company's Current Report on Form 8-K dated October 25, 2005, and incorporated herein by reference.

10(c) Seventh Amendment to Amended and Restated Credit Agreement dated December 7, 2005 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank.

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

                                     CULP, INC.
                                    (Registrant)

Date:    December 9, 2005       By:  /s/   Franklin N. Saxon
                                           -----------------
                                           Franklin N. Saxon
                                           President
                                           (Authorized to sign on behalf
                                           of the registrant and also signing as
                                           principal financial officer)

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

                        SEVENTH AMENDMENT TO AMENDED AND
                            RESTATED CREDIT AGREEMENT

               THIS SEVENTH AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT ("Seventh Amendment") is made as of the 7th day of December, 2005, by and between CULP, INC., a North Carolina corporation (together with its successors and permitted assigns, the "Borrower") and WACHOVIA BANK, NATIONAL ASSOCIATION (formerly, Wachovia Bank, N.A.), a national banking association, as Agent and as a Bank (together with its endorsees, successors and assigns, the "Bank").

                                   BACKGROUND
                                   ----------

               The Borrower and the Bank entered into an Amended and Restated Credit Agreement, dated as of August 23, 2002, as amended by Second Amendment to Amended and Restated Credit Agreement (the "Second Amendment"), dated as of June 3, 2003, by Third Amendment to Amended and Restated Credit Agreement (the "Third Amendment"), dated as of August 23, 2004, by Fourth Amendment to Amended and Restated Credit Agreement ("Fourth Amendment"), dated as of December 7, 2004, by Fifth Amendment to Amended and Restated Credit Agreement ("Fifth Amendment") dated as of February 18, 2005 and by a Sixth Amendment to Amended and Restated Credit Agreement ("Sixth Amendment"), dated as of August 30, 2005 (it being acknowledged by the parties hereto that the proposed First Amendment to Amended and Restated Credit Agreement, which had been under discussion in March 2003, was never executed by the parties and is of no force or effect; otherwise, such agreement, as amended by the Second Amendment, Third Amendment, Fourth
Amendment, Fifth Amendment and Sixth Amendment, and as it may be further amended, restated, supplemented and/or modified, shall be referred to herein as the "Credit Agreement"). Terms used herein and not herein defined shall have the meanings given to them in the Credit Agreement.

               The Borrower has now requested additional amendments to the provisions of the Credit Agreement, which the Bank is willing to accommodate subject to the terms, provisions and conditions set forth in this Seventh Amendment.

               NOW, THEREFORE, in consideration of the premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Borrower and the Bank hereby agree as follows:

               1. Amendments to Credit Agreement. The Credit Agreement is hereby amended as follows:

               (a) Section 5.26 of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

               "Section 5.26 Liquidity Requirement. The Borrower will maintain with the Bank until the Principal Payment Date, collected deposit balances of not less than $7,500,000 (none of which has been borrowed hereunder), and after the Principal Payment Date, collected deposit balances of not less than $3,000,000 (none of which has been borrowed hereunder). As used herein, "Principal Payment Date" means that date when annual principal payments under or with respect to the Borrower's Series A Senior Note and/or Series B Senior Note issued pursuant to those certain Note Purchase Agreements, dated March 4, 1998, executed by Borrower, are first paid by Borrower.

               (b) Section 5.27 of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

               "Section 5.27. Minimum EBITDA. EBITDA, for the following Fiscal Quarters of Fiscal Year 2006 shall equal or exceed the following amounts:


                    Third Fiscal Quarter                 $ 7,344,000
                    Fourth Fiscal Quarter                $10,000,000"

               2.   Further   Assurances.   The   Borrower   will  execute  such
confirmatory instruments, if any, with respect to the Credit Agreement and this Seventh Amendment as the Bank may reasonably request.

               3. Ratification by Borrower. The Borrower ratifies and confirms all of its representations, warranties, covenants, liabilities and obligations under the Credit Agreement (except as expressly modified by this Seventh Amendment) and agrees that: (i) except as expressly modified by this Seventh Amendment, the Credit Agreement continues in full force and effect as if set forth specifically herein; and (ii) the Borrower has no right of setoff, counterclaim or defense to payment of its obligations under the Credit Agreement. The Borrower and the Bank agree that this Seventh Amendment shall not be construed as an agreement to extinguish the Borrower's obligations under the Credit Agreement or the Notes and shall not constitute a novation as to the obligations of the Borrower under the Credit Agreement or the Notes. The Bank hereby expressly reserves all rights and remedies it may have against all parties who may be or may hereafter become secondarily liable for the repayment of the obligations under the Credit Agreement or the Notes.

               4. Amendments. This Seventh Amendment may not itself be amended, changed, modified, altered, or terminated without in each instance the prior written consent of the Bank. This Seventh Amendment shall be construed in accordance with and governed by the laws of the State of North Carolina.

               5. Counterparts. This Seventh Amendment may be executed in any number of counterparts, each of which shall be deemed to be an original and all of which, taken together, shall constitute one and the same agreement.

               6. Bank's Expenses. In accordance with Section 9.03 of the Credit Agreement, Borrower hereby acknowledges and agrees to pay all reasonable out-of-pocket expenses incurred by the Bank in connection with the preparation of this Seventh Amendment, including without limitation reasonable attorneys' fees.

                            [Signature Page Follows]

               IN WITNESS WHEREOF, this Seventh Amendment has been duly executed under seal by Borrower and Bank as of the day and year first above written.


                                    BORROWER:


                                    CULP, INC.                            (SEAL)


                                    By:/s/ Kenneth R. Bowling
                                    Name: Kenneth R. Bowling
                                    Title: Vice President-Finance, Treasurer




                                    BANK:

                                    WACHOVIA BANK, NATIONAL ASSOCIATION,
                                    as Agent and as Bank                  (SEAL)


                                    By:/s/ Mathew M. Rankin
                                    Name: Mathew M. Rankin
                                    Title: Vice President