Form 10-Q
period 2006-01-29
CULP INC
filed 2006-03-10
CIK 723603

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

                 For the quarterly period ended January 29, 2006

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

                                   YES_X_  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one);

Large accelerated filer    Accelerated filer X        Non-accelerated filer


Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
                                   YES    NO_X_

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practical date:

            Common shares outstanding at January 29, 2006: 11,566,209
                                 Par Value: $.05
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-Q
                      For the period ended January 29, 2006

Part I - Financial Statements.                                             Page
------------------------------                                            ------

Item 1.  Unaudited Interim Consolidated Financial Statements:
-------------------------------------------------------------

Consolidated Statements of  Loss--Three and Nine Months Ended
January 29, 2006 and January 30, 2005                                       I-1

Consolidated Balance Sheets--January 29, 2006, January 30, 2005 and
May 1, 2005                                                                 I-2

Consolidated Statements of Cash Flows--Nine Months Ended
January 29, 2006 and January 30, 2005                                       I-3

Consolidated Statements of Shareholders' Equity                             I-4

Notes to Consolidated Financial Statements                                  I-5

Cautionary Statement Concerning Forward-Looking Information                I-19
-----------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
         Condition and Results of Operations                               I-20
         -----------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        I-32
-------------------------------------------------------------------

Item 4.  Controls and Procedures                                           I-33
--------------------------------

Part II - Other Information
---------------------------

Item 5.  Other Information                                                 II-1
--------------------------

Item 6.  Exhibits                                                          II-1
-----------------

Signatures                                                                 II-2

Item 1: Financial Statements

                                   CULP, INC.
                         CONSOLIDATED STATEMENTS OF LOSS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 29, 2006 AND JANUARY 30, 2005
                                    UNAUDITED
                (Amounts in Thousands, Except for Per Share Data)


                                                  THREE MONTHS ENDED
                             ------------------------------------------------------------

                                      Amounts                      Percent of Net Sales
                             ------------------------            ------------------------
                             January 29,  January 30,  % Over    January 29,  January 30,
                                2006         2005      (Under)      2006         2005
                             -----------  ----------- ---------  -----------  -----------

Net sales                    $   61,035       69,060     (11.6)%      100.0 %      100.0 %
Cost of sales                    56,858       66,493     (14.5)%       93.2 %       96.3 %
                             -----------  ----------- ---------  -----------  -----------
    Gross profit                  4,177        2,567      62.7 %        6.8 %        3.7 %

Selling, general and
 administrative expenses          6,098        8,191     (25.6)%       10.0 %       11.9 %
Restructuring expense               343        1,135     (69.8)%        0.6 %        1.6 %
                             -----------  ----------- ---------  -----------  -----------
    Loss from operations         (2,264)      (6,759)     66.5 %       (3.7)%       (9.8)%

Interest expense                  1,063          912      16.6 %        1.7 %        1.3 %
Interest income                     (43)         (42)      2.4 %       (0.1)%       (0.1)%
Other expense                       135           49     175.5 %        0.2 %        0.1 %
                             -----------  ----------- ---------  -----------  -----------
    Loss before income taxes     (3,419)      (7,678)     55.5 %       (5.6)%      (11.1)%

Income taxes *                   (1,250)      (2,801)    (55.4)%       36.6 %       36.5 %
                             -----------  ----------- ---------  -----------  -----------
    Net loss                 $   (2,169)      (4,877)     55.5 %       (3.6)%       (7.1)%
                             ===========  =========== =========  -----------  -----------


Net loss per share, basic    $    (0.19)       (0.42)     54.8 %
Net loss per share, diluted  $    (0.19)       (0.42)     54.8 %
Average shares outstanding,
 basic                           11,562       11,550       0.1 %
Average shares outstanding,
 diluted                         11,562       11,550       0.1 %


                                                    NINE MONTHS ENDED
                             ------------------------------------------------------------

                                      Amounts                      Percent of Net Sales
                             ------------------------            ------------------------
                             January 29,  January 30,  % Over    January 29,  January 30,
                                2006         2005      (Under)      2006         2005
                             -----------  ----------- ---------  -----------  -----------

Net sales                    $  190,383      212,315     (10.3)%      100.0 %      100.0 %
Cost of sales                   174,098      191,506      (9.1)%       91.4 %       90.2 %
                             -----------  ----------- ---------  -----------  -----------
    Gross profit                 16,285       20,809     (21.7)%        8.6 %        9.8 %

Selling, general and
 administrative expenses         22,480       26,309     (14.6)%       11.8 %       12.4 %
Goodwill impairment                   0        5,126    (100.0)%        0.0 %        2.4 %
Restructuring expense             6,581        2,289     187.5 %        3.5 %        1.1 %
                             -----------  ----------- ---------  -----------  -----------
    Loss from operations        (12,776)     (12,915)      1.1 %       (6.7)%       (6.1)%

Interest expense                  2,955        2,789       6.0 %        1.6 %        1.3 %
Interest income                     (78)         (98)    (20.4)%       (0.0)%       (0.0)%
Other expense                       481          436      10.3 %        0.3 %        0.2 %
                             -----------  ----------- ---------  -----------  -----------
    Loss before income taxes    (16,134)     (16,042)      0.6 %       (8.5)%       (7.6)%

Income taxes *                   (5,873)      (5,920)     (0.8)%       36.4 %       36.9 %
                             -----------  ----------- ---------  -----------  -----------
    Net loss                 $  (10,261)     (10,122)     (1.4)%       (5.4)%       (4.8)%
                             ===========  =========== =========  -----------  -----------


Net loss per share, basic    $    (0.89)       (0.88)     (1.1)%
Net loss per share, diluted  $    (0.89)       (0.88)     (1.1)%
Average shares outstanding,
 basic                           11,557       11,549       0.1 %
Average shares outstanding,
 diluted                         11,557       11,549       0.1 %

* Percent of sales column for income taxes is calculated as a % of loss before income taxes.

See accompanying notes to consolidated financial statements.

                                             CULP, INC.
                                    CONSOLIDATED BALANCE SHEETS
                        JANUARY 29, 2006, JANUARY 30, 2005, AND MAY 1, 2005
                                             UNAUDITED
                                       (Amounts in Thousands)


                                             Amounts                    Increase
                                    ---------------------------        (Decrease)
                                       January 29,  January 30, ------------------------ * May 1,
                                          2006          2005      Dollars      Percent     2005
                                    --------------- ----------- -----------   ---------- -----------

Current assets:
    Cash and cash equivalents       $       12,870      13,020        (150)      (1.2) %      5,107
    Accounts receivable                     28,485      26,681       1,804        6.8  %     28,824
    Inventories                             42,099      46,649      (4,550)      (9.8) %     50,499
    Deferred income taxes                    7,054       4,910       2,144       43.7  %      7,054
    Other current assets                     1,649       1,088         561       51.6  %      2,691
                                    --------------- ----------- -----------   ---------- -----------
         Total current assets               92,157      92,348        (191)      (0.2) %     94,175

Property, plant and equipment, net          52,562      71,024     (18,462)     (26.0) %     66,032
Goodwill                                     4,114       4,114           0        0.0  %      4,114
Deferred income taxes                       15,731       7,115       8,616      121.1  %     10,086
Other assets                                 1,775       1,330         445       33.5  %      1,716
                                    --------------- ----------- -----------   ---------- -----------
         Total assets               $      166,339     175,931      (9,592)      (5.5) %    176,123
                                    =============== =========== ===========   ========== ===========



Current liabilities:
    Current maturities of long-
     term debt                      $        8,049         584       7,465    1,278.3  %      8,110
    Accounts payable                        20,669      15,580       5,089       32.7  %     22,852
    Accrued expenses                         9,751       9,568         183        1.9  %      9,556
    Accrued restructuring costs              4,299       5,093        (794)     (15.6) %      5,850
    Income taxes payable                       635       1,690      (1,055)     (62.4) %      1,544
                                    --------------- ----------- -----------   ---------- -----------
         Total current liabilities          43,403      32,515      10,888       33.5  %     47,912

Long-term debt, less current
 maturities                                 47,229      49,975      (2,746)      (5.5) %     42,440
                                    --------------- ----------- -----------   ---------- -----------
         Total liabilities                  90,632      82,490       8,142        9.9  %     90,352
Shareholders' equity                        75,707      93,441     (17,734)     (19.0) %     85,771
                                    --------------- ----------- -----------   ---------- -----------
         Total liabilities and
          shareholders'equity       $      166,339     175,931      (9,592)      (5.5) %    176,123
                                    =============== =========== ===========   ========== ===========
Shares outstanding                          11,566      11,550          16        0.1  %     11,551
                                    =============== =========== ===========   ========== ===========

*  Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

                                   CULP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED JANUARY 29, 2006 AND JANUARY 30, 2005
                                    UNAUDITED
                             (Amounts in Thousands)

                                                               NINE MONTHS ENDED
                                                       ---------------------------------
                                                                   Amounts
                                                       ---------------------------------
                                                        January 29,        January 30,
                                                            2006              2005
                                                       ---------------   ---------------

Cash flows from operating activities:
     Net loss                                          $      (10,261)          (10,122)
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
             Depreciation                                      12,275            14,505
             Amortization of other assets                          70               100
             Stock-based compensation                             139               157
             Goodwill impairment                                    0             5,126
             Deferred income taxes                             (5,645)           (6,907)
             Restructuring expense                              6,581             2,289
             Changes in assets and liabilities:
                Accounts receivable                               339             4,038
                Inventories                                     8,400             2,396
                Other current assets                            1,042               546
                Other assets                                     (129)              120
                Accounts payable                               (1,695)            1,659
                Accrued expenses                                  195            (3,460)
                Accrued restructuring                          (5,075)           (1,733)
                Income taxes payable                             (909)             (160)
                                                       ---------------   ---------------
                    Net cash provided
                      by operating activities                   5,327             8,554
                                                       ---------------   ---------------

Cash flows from investing activities:
     Capital expenditures                                      (5,428)           (8,216)
     Proceeds from the sale of buildings and equipment          3,950                 0
                                                       ---------------   ---------------
                    Net cash used in
                      investing activities                     (1,478)           (8,216)
                                                       ---------------   ---------------

Cash flows from financing activities:
     Payments on vendor-financed capital expenditures            (871)           (1,430)
     Payments on long-term debt                                  (292)             (471)
     Proceeds from issuance of long-term debt                   5,020                 0
     Proceeds from common stock issued                             57                15
                                                       ---------------   ---------------
                    Net cash provided by
                      (used in) financing activities            3,914            (1,886)
                                                       ---------------   ---------------

Increase (decrease) in cash and cash equivalents                7,763            (1,548)

Cash and cash equivalents at beginning of period                5,107            14,568
                                                       ---------------   ---------------

Cash and cash equivalents at end of period             $       12,870            13,020
                                                       ===============   ===============


See accompanying notes to consolidated financial statements.

                                   CULP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    UNAUDITED

                    (Amounts in thousands, except share data)

                                                               Capital                                 Accumulated
                                       Common Stock          Contributed                                  Other          Total
                                     --------------------     in Excess      Unearned      Retained   Comprehensive  Shareholders'
                                     Shares        Amount   of Par Value   Compensation    Earnings      Income          Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance,  May 2, 2004              11,546,634   $     578      39,943          (349)        63,219            -       $ 103,391
----------------------------------------------------------------------------------------------------------------------------------
  Net loss                                                                                 (17,852)                     (17,852)
  Stock-based compensation                                                      210                                         210
  Common stock issued in connection
     with stock option plans            4,125           1          21                                                        22
----------------------------------------------------------------------------------------------------------------------------------
Balance,  May 1, 2005              11,550,759   $     579      39,964          (139)        45,367            -        $ 85,771
----------------------------------------------------------------------------------------------------------------------------------
  Net loss                                                                                 (10,261)                     (10,261)
  Gain on cash flow hedge                                                                                     1               1
  Stock-based compensation                                                      139                                         139
  Common stock issued in connection
     with stock option plans           15,450           1          56                                                        57
----------------------------------------------------------------------------------------------------------------------------------
Balance,  January 29, 2006         11,566,209   $     580      40,020             0         35,106            1        $ 75,707
==================================================================================================================================


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

     The company's nine months ended January 29, 2006 and January 30, 2005 represent 39 week periods.

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

     The following table illustrates the effect on net loss and net loss per share if the company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, for the three months ended January 29, 2006 and January 30, 2005.

(dollars in thousands, except per share data)               January 29, 2006    January 30, 2005
-------------------------------------------------------------------------------------------------
Net loss, as reported                                         $  (2,169)           $  (4,877)

Add:  Total stock-based employee compensation expense
included in net loss, net of tax                                     22                   33

Deduct:  Total stock-based employee compensation expense
determined under fair value-based method for all awards,
net of tax                                                         (112)                (117)

-------------------------------------------------------------------------------------------------
Pro forma net loss                                            $  (2,259)          $   (4,961)
-------------------------------------------------------------------------------------------------
Net loss per share:
Basic - as reported                                           $   (0.19)          $    (0.42)
Basic - pro forma                                                 (0.20)               (0.43)
Diluted - as reported                                             (0.19)               (0.42)
Diluted - pro forma                                               (0.20)               (0.43)
-------------------------------------------------------------------------------------------------


The following table illustrates the effect on net loss and net loss per share if the company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, for the nine months ended January 29, 2006 and January 30, 2005.

(dollars in thousands, except per share data)               January 29, 2006    January 30, 2005
-------------------------------------------------------------------------------------------------
Net loss, as reported                                         $ (10,261)          $  (10,122)

Add:  Total stock-based employee compensation expense
included in net loss, net of tax                                     88                  100

Deduct:  Total stock-based employee compensation expense
determined under fair value-based method for all awards,
net of tax                                                         (355)                (394)

-------------------------------------------------------------------------------------------------
Pro forma net loss                                            $ (10,528)          $  (10,416)
-------------------------------------------------------------------------------------------------
Net loss per share:
Basic - as reported                                           $   (0.89)          $    (0.88)
Basic - pro forma                                                 (0.91)               (0.90)
Diluted - as reported                                             (0.89)               (0.88)
Diluted - pro forma                                               (0.91)               (0.90)
-------------------------------------------------------------------------------------------------

=================================================================================================


3. Accounts Receivable

     A summary of accounts receivable follows:

-------------------------------------------------------------------------------------------------

(dollars in thousands)                                      January 29, 2006     May 1, 2005
-------------------------------------------------------------------------------------------------

Customers                                                     $  30,320           $   30,803
Allowance for doubtful accounts                                    (977)              (1,142)
Reserve for returns and allowances                                 (858)                (837)
-------------------------------------------------------------------------------------------------
                                                              $  28,485           $   28,824
-------------------------------------------------------------------------------------------------


     A summary of the activity in the allowance for doubtful accounts follows:

                                                                     Nine months ended
-------------------------------------------------------------------------------------------------

(dollars in thousands)                                      January 29, 2006    January 30, 2005
-------------------------------------------------------------------------------------------------

Beginning balance                                             $  (1,142)          $   (1,442)
Adjustment of bad debt expense                                      129                  434
Net write-offs                                                       36                   45
-------------------------------------------------------------------------------------------------
                                                              $    (977)          $     (963)
-------------------------------------------------------------------------------------------------

=================================================================================================

4. Inventories

     Inventories are carried at the lower of cost or market. Cost is determined using the FIFO (first-in, first-out) method.

     A summary of inventories follows:

-------------------------------------------------------------------------------------------------

(dollars in thousands)                                      January 29, 2006     May 1, 2005
-------------------------------------------------------------------------------------------------

Raw materials                                                 $  16,469           $   23,204
Work-in-process                                                   2,788                3,000
Finished goods                                                   22,842               24,295
-------------------------------------------------------------------------------------------------
                                                              $  42,099           $   50,499
-------------------------------------------------------------------------------------------------

=================================================================================================

5. Accounts Payable

-------------------------------------------------------------------------------------------------
     A summary of accounts payable follows:

-------------------------------------------------------------------------------------------------

(dollars in thousands)                                      January 29, 2006     May 1, 2005
-------------------------------------------------------------------------------------------------

Accounts payable-trade                                        $  17,992           $   19,688
Accounts payable-capital expenditures                             2,677                3,164
-------------------------------------------------------------------------------------------------
                                                              $  20,669           $   22,852
-------------------------------------------------------------------------------------------------

=================================================================================================

6. Accrued Expenses

     A summary of accrued expenses follows:
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------

(dollars in thousands)                                      January 29, 2006     May 1, 2005
-------------------------------------------------------------------------------------------------

Compensation, commissions and related benefits                $   5,327           $    5,483
Interest                                                          1,417                  448
Accrued rebates                                                     979                1,444
Other                                                             2,028                2,181
-------------------------------------------------------------------------------------------------
                                                              $   9,751           $    9,556
-------------------------------------------------------------------------------------------------

=================================================================================================

7. Long-Term Debt

     A summary of long-term debt follows:
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------

(dollars in thousands)                                      January 29, 2006     May 1, 2005
-------------------------------------------------------------------------------------------------

Unsecured senior term notes                                   $  49,975           $   49,975
Real estate loan                                                  4,293                    0
Canadian government loans                                         1,010                  575
-------------------------------------------------------------------------------------------------
                                                                 55,278               50,550
Less current maturities                                          (8,049)              (8,110)
-------------------------------------------------------------------------------------------------
                                                              $  47,229           $   42,440
-------------------------------------------------------------------------------------------------


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

     In August of 2005, the company amended its credit agreement with its bank (Wachovia) to provide for a revolving loan commitment of $8.0 million, including letters of credit up to $5.5 million. Borrowings under the credit facility bears interest at the London Interbank Offered Rate plus an adjustable margin based on the company's debt/EBITDA ratio, as defined in the agreement. As of January 29, 2006, there were $3.7 million in outstanding letters of credit and no borrowings outstanding under the agreement. The amended agreement also requires the company to maintain collected deposit balances of $7.5 million with its bank (Wachovia) from the period October 31, 2005 to March 15, 2006, which is the due date for the first principal payment ($7.5 million) on the company's unsecured senior term notes, and maintain certain other financial covenants, as defined in the agreement. The amended credit facility expires on August 31, 2006.

     On December 7, 2005, the company entered into a Seventh Amendment to this credit agreement. This amendment requires the company to maintain collected deposit balances of at least $3.0 million after March 15, 2006. Additionally, this amendment reduces the minimum EBITDA covenant for the third and fourth quarters of fiscal 2006.

     On March 8, 2006, the company entered into an Eighth Amendment to the Amended and Restated Credit Agreement, which amends the credit agreement between the company and its bank (Wachovia). The principal terms of the Eighth Amendment raised the company's capital expenditures limit to $6.5 million for the year ending April 30, 2006.

     In November 2005, the company entered into an agreement with the Canadian government to provide for a term loan in the amount of $680,000. The proceeds are to partially finance capital expenditures at the company's Rayonese facility located in Quebec, Canada. This loan is non-interest bearing and is payable in 48 equal monthly installments commencing December 1, 2009. In addition to the term loan entered into in November 2005, the company has an existing non-interest bearing term loan with the Canadian government with its final payment due in fiscal 2007. At January 29, 2006, the balance of the term loan entered into in November 2005 and the existing term loan was $695,000 and $315,000, respectively.

     The company was in compliance with all financial covenants in its loan agreements as of January 29, 2006.

     The principal payment requirements of long-term debt during the next five years as of January 29, 2006 are: Year 1 - $8,049,000; Year 2 - $7,744,000; Year
3 - $20,054,000;  Year 4 - $7,846,000;  Year 5 -  $11,140,000;  and thereafter -
$445,000.

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

     The company accounts for the interest rate swap as a cash flow hedge whereby the fair value of this contract is reflected in other assets in the accompanying consolidated balance sheets with the offset recorded as accumulated other comprehensive income. The fair value of the interest rate swap at January 29, 2006 was $1,000, as determined by quoted market prices.

9. Cash Flow Information

     Payments for interest and income taxes follow:

                                                                      Nine months ended
-------------------------------------------------------------------------------------------------

(dollars in thousands)                                      January 29, 2006    January 30, 2005
-------------------------------------------------------------------------------------------------

Interest                                                      $   2,048           $    1,995
Income taxes                                                        892                1,125

=================================================================================================

     The non-cash portion of capital expenditures representing vendor financing totaled $1,699,000 and $29,000 for the nine months ended January 29, 2006 and January 30, 2005, respectively.

=================================================================================================

10. Restructuring and Related Charges

     A summary of accrued restructuring costs follows:
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------

(dollars in thousands)                                      January 29, 2006     May 1, 2005
-------------------------------------------------------------------------------------------------

September 2005 Upholstery Fabrics                             $     503           $        0
August 2005 Upholstery Fabrics                                      209                    0
April 2005 Upholstery Fabrics                                       840                1,944
October 2004 Upholstery Fabrics                                     134                  309
Fiscal 2003 Culp Decorative Fabrics                               2,583                3,587
Fiscal 2001 Culp Decorative Fabrics                                  30                   10
-------------------------------------------------------------------------------------------------
                                                              $   4,299           $    5,850
-------------------------------------------------------------------------------------------------

September  2005 Upholstery Fabrics

     On September 27, 2005, the company's board of directors approved a strategic alliance with Synthetics Finishing, a division of TSG Incorporated, to provide finishing services to the company for its domestically produced decorative upholstery fabrics and collaborate with the company on research and product development activities. As a result, the company will close its finishing plant in Burlington, NC, thereby reducing the number of associates by approximately 100 people. This transition is expected to be completed in April 2006.

     During the third quarter of fiscal 2006, total restructuring and related charges incurred were $405,000 of which $261,000 related to asset movement costs, $141,000 related to accelerated depreciation, and $3,000 related to lease termination costs. Of the total charge, $264,000 was recorded in restructuring expense and $141,000 was recorded in cost of sales in the 2006 Consolidated Statements of Loss.

     During the nine month period of fiscal 2006, total restructuring and related charges incurred were $1.0 million of which $510,000 related to termination benefits, $261,000 related to asset movement costs, $245,000 related to accelerated depreciation, and $3,000 related to lease termination costs. Of the total charge, $774,000 was recorded in restructuring expense and $245,000 was recorded in cost of sales in the 2006 Consolidated Statements of Loss.

     The following summarizes the fiscal 2006 activity in the restructuring accrual (dollars in thousands):

-------------------------------------------------------------------------------
                                       Employee          Lease
                                      Termination    Termination and
                                       Benefits      Other Exit Costs   Total
-------------------------------------------------------------------------------
 Accrual established in fiscal 2006    $   510               0           510
 Additions in fiscal 2006                    0               3             3
 Paid in fiscal 2006                        (7)             (3)          (10)
-------------------------------------------------------------------------------
 Balance, January 29, 2006             $   503               0           503
-------------------------------------------------------------------------------

     As of January 29, 2006, there were no assets classified as held for sale.

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

     The company's board of directors also approved further reductions in the company's yarn operations by closing the company's facility in Shelby, NC and consolidating the chenille yarn operations into the Lincolnton, NC facility. The company will outsource the open-end yarns previously produced at the Shelby, NC facility. As a result, the company will have one yarn plant in Lincolnton, NC for producing chenille and wrap-spun yarns and a small texturizing yarn operation in Graham, NC. Overall, these actions reduced the number of associates by approximately 100 people.

     During the third quarter of fiscal 2006, total restructuring and related charges incurred were $301,000 of which $199,000 related to termination benefits, $44,000 related to operating costs associated with the closing of or closed plant facilities, $36,000 related to asset movement costs, and $22,000 for inventory markdowns. Of the total charge, $7,000 was recorded in restructuring expense, and $294,000 was recorded in cost of sales in the 2006 Consolidated Statements of Loss.

     During the nine month period of fiscal 2006, total restructuring and related charges incurred were $4.4 million of which $1.8 million related to write-downs of a building and equipment, $1.2 million of accelerated depreciation related to plant and equipment, $919,000 related to termination benefits, $353,000 for inventory markdowns, $82,000 related to asset movement costs, $44,000 related to operating costs associated with the closing of or closed plant facilities, and $11,000 related to lease termination costs. Of the total charge, $2.8 million was recorded in restructuring expense and $1.6 million was recorded in cost of sales in the 2006 Consolidated Statements of Loss.

-------------------------------------------------------------------------------

                                       Employee          Lease
                                      Termination    Termination and
                                       Benefits      Other Exit Costs   Total
-------------------------------------------------------------------------------
Accrual established in fiscal 2006     $   570              14           584
Adjustments in fiscal 2006                   9              (3)            6
Paid in fiscal 2006                       (378)             (3)         (381)
-------------------------------------------------------------------------------
Balance, January 29, 2006              $   201               8           209
-------------------------------------------------------------------------------

     As of January 29, 2006, there were no assets classified as held for sale.

April 2005 Upholstery Fabrics

     During the third quarter of fiscal 2006, total restructuring charges incurred were $945,000 of which approximately $816,000 related to inventory markdowns, $83,000 related to asset movement costs, and $45,000 related to lease termination costs. Of the total charge, $78,000 was recorded in restructuring expense and $867,000 was recorded in cost of sales in the 2006 Consolidated Statements of Loss.

     During the nine month period of fiscal 2006, the total restructuring and related charges incurred were $5.4 million of which approximately $3.5 million related to accelerated depreciation associated with plant and equipment, $816,000 related to inventory markdowns, $440,000 related to lease termination costs, $397,000 related to asset movement costs, $155,000 related to termination benefits, and $57,000 related to write-downs of equipment. Of the total charge, $1.0 million was recorded in restructuring expense; $1.4 million was recorded in cost of sales; and $3.0 million related to accelerated deprecation was recorded in selling, general, and administrative expenses in the 2006 Consolidated Statements of Loss.

     The following summarizes the fiscal 2006 activity in the restructuring accrual (dollars in thousands):

-------------------------------------------------------------------------------
                                       Employee          Lease
                                      Termination    Termination and
                                       Benefits      Other Exit Costs   Total
-------------------------------------------------------------------------------
   Balance, May 1, 2005                $ 1,897              47         1,944
   Additions in fiscal 2006                  0             406           406
   Adjustments in fiscal 2006              147               0           147
   Paid in fiscal 2006                  (1,464)           (193)       (1,657)
-------------------------------------------------------------------------------
   Balance, January 29, 2006           $   580             260           840
-------------------------------------------------------------------------------

     As of January 29, 2006, assets classified as held for sale consisted of machinery and equipment with a value of $197,500 and are included in other assets.

     As a result of an internal analysis, the company commenced an initiative to discontinue a number of lower volume products that do not fit the company's U.S. upholstery fabrics operating model to produce more volume-oriented products. As of January 29, 2006, the company recorded an inventory markdown charge of $816,000 based on an analysis by management of lower volume products that are expected to be discontinued in the fourth quarter of fiscal 2006. The ultimate recovery of the carrying value of these products will be based on market reaction and there could be further inventory markdown charges in the fourth quarter of fiscal 2006, related to this initiative.

October 2004 Upholstery Fabrics

     During the third quarter of fiscal 2006, the total restructuring and related charges incurred were $70,000 of which $36,000 related to asset movement costs, $31,000 related to termination benefits, and $3,000 related to lease termination costs. The total charge of $70,000 was recorded in restructuring expense in the 2006 Consolidated Statements of Loss.

     During the nine month period of fiscal 2006, the total restructuring and related charges incurred were $2.4 million of which approximately $1.2 million related to asset movement costs, $1.1 million related to write-downs of equipment, $119,000 related to termination benefits, $3,000 related to lease termination costs. Of the total charge, $2.3 million was recorded in restructuring expense and $52,000 in cost of sales in the 2006 Consolidated Statements of Loss.

     The following summarizes the fiscal 2006 activity in the restructuring accrual (dollars in thousands):

-------------------------------------------------------------------------------
                                       Employee          Lease
                                      Termination    Termination and
                                       Benefits      Other Exit Costs   Total
-------------------------------------------------------------------------------
Balance, May 1, 2005                   $   309               0           309
Adjustments in fiscal 2006                  92               0            92
Paid in fiscal 2006                       (267)              0          (267)
-------------------------------------------------------------------------------
Balance, January 29, 2006              $   134               0           134
-------------------------------------------------------------------------------

     As of January 29, 2006, there were no assets classified as held for sale.

Fiscal 2003 Culp Decorative Fabrics Restructuring

     During the third quarter of fiscal 2006, as a result of management's continual evaluation of the restructuring accrual, the reserve was decreased by approximately $135,000 in lease termination costs to reflect current estimates of sub-lease income. During the nine month period of fiscal 2006, as a result of management's continual evaluation of the restructuring accrual, the reserve was decreased by approximately $234,000 to reflect current estimates of employee termination benefits and lease termination costs to reflect current estimates of sub-lease income.

     The following summarizes the fiscal 2006 activity in the restructuring accrual (dollars in thousands):

-------------------------------------------------------------------------------
                                       Employee          Lease
                                      Termination    Termination and
                                       Benefits      Other Exit Costs   Total
-------------------------------------------------------------------------------
Balance, May 1, 2005                   $   200           3,387         3,587
Adjustments in fiscal 2006                 (66)           (168)         (234)
Paid in fiscal 2006                        (34)           (736)         (770)
-------------------------------------------------------------------------------
Balance, January 29, 2006              $   100           2,483         2,583
-------------------------------------------------------------------------------

     As of January 29, 2006, there were no assets classified as held for sale.

Fiscal 2001 Culp Decorative Fabrics Restructuring

     During the third quarter of fiscal 2006, as a result of management's continual evaluation of the restructuring accrual, the reserve was increased by approximately $80,000 to reflect current estimates of future health care claims. During the nine month period of fiscal 2006, as a result of management's continual evaluation of the restructuring accrual, the reserve was increased by approximately $159,000 to reflect current estimates of future health care claims.

     The following summarizes the fiscal 2006 activity in the restructuring accrual (dollars in thousands):

-------------------------------------------------------------------------------
                                       Employee          Lease
                                      Termination    Termination and
                                       Benefits      Other Exit Costs   Total
-------------------------------------------------------------------------------
Balance, May 1, 2005                   $    10               0            10
Adjustments in fiscal 2006                 159               0           159
Paid in fiscal 2006                       (139)              0          (139)
-------------------------------------------------------------------------------
Balance, January 29, 2006              $    30               0            30
-------------------------------------------------------------------------------

     As of January 29, 2006, there were no assets classified as held for sale.

11. Net Loss per Share

     Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted income per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock options calculated using the treasury stock method. Weighted average shares used in the computation of basic and diluted net loss per share follows:

                                                        Three months ended
--------------------------------------------------------------------------------
                                                    January 29,    January 30,
(amounts in thousands)                                 2006           2005
--------------------------------------------------------------------------------
Weighted average common shares outstanding, basic       11,562       11,550
Effect of dilutive stock options                             0            0
--------------------------------------------------------------------------------
Weighted average common shares outstanding, diluted     11,562       11,550

================================================================================

     Options to purchase 498,125 shares and 590,625 shares of common stock were not included in the computation of diluted loss per share for the three months ended January 29, 2006 and January 30, 2005, respectively, because the exercise price of the options was greater than the average market price of the common shares.

     Options to purchase 74,129 and 119,008 shares of common stock were not included in the computation of diluted net loss per share for the three months ended January 29, 2006 and January 30, 2005, respectively, because the company incurred a net loss for the period.

                                                        Nine months ended
--------------------------------------------------------------------------------
                                                    January 29,    January 30,
(amounts in thousands)                                 2006           2005
--------------------------------------------------------------------------------
Weighted average common shares outstanding, basic      11,557         11,549
Effect of dilutive stock options                            0              0
--------------------------------------------------------------------------------
Weighted average common shares outstanding, diluted    11,557         11,549
--------------------------------------------------------------------------------

     Options to purchase 506,542 shares and 479,167 shares of common stock were not included in the computation of diluted loss per share for the nine months ended January 29, 2006 and January 30, 2005, respectively, because the exercise price of the options was greater than the average market price of the common shares.

     Options to purchase 52,824 shares and 157,417 shares of common stock were not included in the computation of diluted net loss per share for the nine months ended January 29, 2006 and January 30, 2005, respectively, because the company incurred a net loss for the period.

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

     Financial information for the company's operating segments follow:

                                                         Three months ended
--------------------------------------------------------------------------------
                                                    January 29,    January 30,
(dollars in thousands)                                 2006           2005
--------------------------------------------------------------------------------
Net sales:
     Mattress Fabrics                             $    22,681      $  25,576
     Upholstery Fabrics                                38,354         43,484
--------------------------------------------------------------------------------
                                                  $    61,035      $  69,060
--------------------------------------------------------------------------------
Gross profit:
     Mattress Fabrics                             $     3,442      $   3,478
     Upholstery Fabrics                                 2,070          3,391
     Restructuring related charges                     (1,335)(1)     (4,302)(3)
--------------------------------------------------------------------------------
                                                  $     4,177      $   2,567
--------------------------------------------------------------------------------
Operating income (loss):
     Mattress Fabrics                             $     1,799      $   1,589
     Upholstery Fabrics                                (1,647)        (2,010)
     Unallocated corporate expenses                      (738)          (901)
     Restructuring and related charges                 (1,678)(2)     (5,437)(4)
--------------------------------------------------------------------------------
                                                  $    (2,264)     $  (6,759)
--------------------------------------------------------------------------------

(1) The $1.3 million represents restructuring related charges primarily for inventory markdowns, termination benefits and other operating costs associated with plant facilities that are in the process of being closed or are closed and accelerated depreciation. These charges are included in the cost of sales line item in the 2006 Consolidated Statements of Loss and are related to the Upholstery Fabrics segment.

(2) The $1.7 million represents restructuring and related charges primarily for inventory markdowns, termination benefits and other operating costs associated with plant facilities that are in the process of being closed or are closed, asset movement costs, accelerated depreciation, and lease termination costs. Of the total charge, approximately $400,000 was recorded in the restructuring expense line item and $1.3 million was included in the cost of sales line item in the 2006 Consolidated Statements of Loss. These charges are primarily related to the Upholstery Fabrics segment.

(3) The $4.3 million represents restructuring related charges primarily for accelerated depreciation. These charges are included in the cost of sales line item in the 2006 Consolidated Statements of Loss and are related to the Upholstery Fabrics segment.

(4) The $5.4 million represents restructuring and related charges primarily for accelerated depreciation, asset movement costs, lease termination costs, and fixed asset write-downs. Of the total charge, $1.1 million was recorded in the restructuring expense line item and $4.3 million was included in the cost of sales line item in the 2006 Consolidated Statements of Loss. These charges relate to the Upholstery Fabrics segment.

                                                        Nine months ended
--------------------------------------------------------------------------------
                                                    January 29,    January 30,
(dollars in thousands)                                 2006           2005
--------------------------------------------------------------------------------
Net sales:
     Mattress Fabrics                             $    69,586      $  78,414
     Upholstery Fabrics                               120,797        133,901
--------------------------------------------------------------------------------
                                                  $   190,383      $ 212,315
--------------------------------------------------------------------------------
Gross profit:
     Mattress Fabrics                             $     9,839      $  12,735
     Upholstery Fabrics                                10,027         13,575
     Restructuring related charges                     (3,581)(5)     (5,501)(7)
--------------------------------------------------------------------------------
                                                  $    16,285      $  20,809
--------------------------------------------------------------------------------
Operating income (loss):
     Mattress Fabrics                             $     4,823      $   7,166
     Upholstery Fabrics                                (2,093)        (4,417)
     Unallocated corporate expenses                    (2,322)        (2,748)
     Goodwill impairment                                    0         (5,126)(8)
     Restructuring and related charges                (13,184)(6)     (7,790)(9)
--------------------------------------------------------------------------------
                                                  $   (12,776)     $ (12,915)
--------------------------------------------------------------------------------


(5) The $3.6 million represents restructuring related charges primarily for accelerated depreciation, inventory markdowns, termination benefits and other operating costs associated with plant facilities that are in the process of being closed or are closed. These charges are included in the cost of sales line item of the 2006 Consolidated Statements of Loss and are related to the Upholstery Fabrics segment.

(6) The $13.2 million represents restructuring and related charges primarily for accelerated depreciation, write-downs of buildings and equipment, asset movement costs, termination benefits and other operating costs associated with plant facilities that are in the process of being closed or are closed, inventory markdowns, and lease termination costs. Of the total charge, $6.6 million was recorded in the restructuring expense line item, $3.0 million was included in the selling, general, and administrative expenses line item, and $3.6 million was included in the cost of sales line item of the Consolidated Statements of Loss. These charges primarily related to the Upholstery Fabrics segment.

(7) The $5.5 million represents restructuring related charges primarily for accelerated depreciation and inventory markdowns. These charges are included in the cost of sales line item of the Consolidated Statements of Loss and are related to the Upholstery Fabrics segment.

(8) The $5.1 million represents a goodwill impairment charge related to the Culp Decorative Fabrics division within the upholstery fabrics segment.

(9) The $7.8 million represents restructuring and related charges primarily for accelerated depreciation, termination benefits, inventory markdowns, asset movement costs, lease termination costs, and fixed asset write-downs. Of the total charge, $2.3 million was recorded in the restructuring expense line item and $5.5 million was recorded in the cost of sales line item of the Consolidated Statements of Loss. These charges are related to the Upholstery Fabrics segment.

       Balance sheet information for the company's operating segments follow:

--------------------------------------------------------------------------------
                                                    January 29,    January 30,
(dollars in thousands)                                 2006           2005
--------------------------------------------------------------------------------
   Segment assets:
     Mattress Fabrics
          Current assets                          $    23,207      $  24,951
           Property, plant and equipment (10)          26,200         26,658
--------------------------------------------------------------------------------
              Total mattress fabrics assets            49,407         51,609
--------------------------------------------------------------------------------
     Upholstery Fabrics
          Current assets                               47,377         54,372
          Property, plant and equipment (11)           26,312         39,273
--------------------------------------------------------------------------------
              Total upholstery fabrics assets          73,689         93,645
--------------------------------------------------------------------------------
      Total segment assets                            123,096        145,254

Non-segment assets:
      Cash and cash equivalents                        12,870          5,107
      Deferred income taxes                            22,785         17,140
      Other current assets                              1,649          2,691
      Property, plant and equipment                        50            101
      Goodwill                                          4,114          4,114
      Other assets                                      1,775          1,716
--------------------------------------------------------------------------------
          Total assets                            $   166,339      $ 176,123
--------------------------------------------------------------------------------


                                                        Three months ended
--------------------------------------------------------------------------------
                                                    January 29,    January 30,
(dollars in thousands)                                 2006           2005
--------------------------------------------------------------------------------
Capital additions:
     Mattress Fabrics                             $       134      $   1,257
     Upholstery Fabrics                                   256            485
     Unallocated corporate                                  0          1,034(12)
--------------------------------------------------------------------------------
                                                  $       390      $   2,776
--------------------------------------------------------------------------------
Depreciation expense:
     Mattress Fabrics                             $       965      $     912
     Upholstery Fabrics                                 1,366          2,330
--------------------------------------------------------------------------------
     Total segment depreciation expense                 2,331          3,242
     Accelerated depreciation                             108          4,363
--------------------------------------------------------------------------------
                                                  $     2,439      $   7,605
--------------------------------------------------------------------------------

                                                        Nine months ended
-------------------------------------------------------------------------------
                                                    January 29,    January 30,
(dollars in thousands)                                 2006           2005
-------------------------------------------------------------------------------
Capital additions:
     Mattress Fabrics                             $     3,550      $   1,988
     Upholstery Fabrics                                 2,263            962
     Unallocated corporate                                  0          5,376(12)
-------------------------------------------------------------------------------
                                                  $     5,813      $   8,326
-------------------------------------------------------------------------------
Depreciation expense:
     Mattress Fabrics                             $     2,714      $   2,743
     Upholstery Fabrics                                 4,582          7,184
-------------------------------------------------------------------------------
     Total segment depreciation expense                 7,296          9,927
     Accelerated depreciation                           4,979          4,578
-------------------------------------------------------------------------------
                                                  $     2,275      $  14,505
-------------------------------------------------------------------------------

(10) Included in property, plant, and equipment are assets located in the U.S. totaling $13.2 million and $12.2 million at January 29, 2006 and May 1, 2005, respectively.

(11) Included in property, plant, and equipment are assets located in the U.S. totaling $21.2 million and $36.2 million at January 29, 2006 and May 1, 2005, respectively. Included in this U.S. property, plant, and equipment are various other corporate allocations totaling $4.1 million at January 29, 2006. At May 1, 2005, allocations to this segment totaled $5.3 million for the distribution facility and design center that were sold in June 2005, as well as and various other corporate asset allocations totaling $4.2 million.

(12) Unallocated corporate capital expenditures for fiscal 2005 primarily represent capital spending for the new corporate office building.

================================================================================

13. Goodwill Impairment

     Due to the continued pressure on demand in the upholstery fabrics segment, operating profits and cash flows were lower than expected for the second quarter and year to date for fiscal 2005. As a result, management determined that the goodwill associated with this segment should be tested for impairment in accordance with the provisions of FAS 142, Goodwill and Other Intangible Assets. An independent business valuation specialist was engaged to assist the company in the determination of the fair market value of the upholstery fabrics segment. The fair value as determined using several different methods, including comparable companies, comparable transactions and discounted cash flow analysis was less than the carrying value. Accordingly, the company recorded a goodwill impairment charge of $5.1 million ($3.2 million net of taxes of $1.9 million), or $0.28 per share diluted, related to the goodwill associated with the upholstery fabrics segment. After the goodwill impairment charge, the company's remaining goodwill of $4.1 million relates to the mattress fabrics segment.

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

     o Changes in consumer tastes or preferences toward products not produced by the company could erode demand for U.S. products manufactured by the company;

     o Growth in competition from imported fabrics and home furnishings could increase overall competition, especially price competition, for the company's products;

     o Unanticipated delays or costs in executing restructuring actions could cause the cumulative effect of restructuring actions to fail to meet the objectives set forth by management; and

     o Any significant increase in the company's raw material costs, utility/energy costs and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited the company's ability to pass significant operating cost increases on to its customers.

     o Recently enacted quotas on imports of textile products from China could have an adverse impact of the company's cost of sourcing fabric from China.

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

The company's fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The year-to-date period for fiscal 2006 and 2005 included 39 weeks. The company's operating segments are mattress fabrics and upholstery fabrics. In mattress fabrics, the company markets a broad array of fabrics used by bedding manufacturers. In upholstery fabrics, the company markets jacquard woven fabrics for residential and commercial furniture and velvet printed fabrics and microdenier suedes used primarily for residential furniture.

The following tables set forth the company's net sales, gross profit, selling, general and administrative expenses and operating income (loss) by segment for the three and nine months ended January 29, 2006 and January 30, 2005.

                                   CULP, INC.
         NET SALES, GROSS PROFIT AND OPERATING INCOME (LOSS) BY SEGMENT
        FOR THE THREE MONTHS ENDED JANUARY 29, 2006 AND JANUARY 30, 2005
                                   (UNAUDITED)
                             (Amounts in thousands)


                                                                 THREE MONTHS ENDED
                                        ----------------------------------------------------------------------
                                                 Amounts                             Percent of Net Sales
                                        --------------------------                ----------------------------
                                        January 29,    January 30,    % Over      January 29,    January 30,
Net Sales by Segment                       2006           2005        (Under)        2006            2005
-------------------------------------   ------------   -----------   -----------  ------------   -------------
Mattress Fabrics                        $    22,681        25,576      (11.3)%         37.2 %          37.0 %
Upholstery Fabrics                           38,354        43,484      (11.8)%         62.8 %          63.0 %
                                        ------------   -----------   -----------  ------------   -------------

     Net Sales                          $    61,035        69,060      (11.6)%        100.0 %         100.0 %
                                        ============   ===========   ===========  ============   =============


Gross Profit by Segment                                                               Gross Profit Margin
-------------------------------------                                             ----------------------------

Mattress Fabrics                        $     3,442         3,478       (1.0)%         15.2 %          13.6 %
Upholstery Fabrics                            2,070         3,391      (39.0)%          5.4 %           7.8 %
                                        ------------   -----------   -----------  ------------   -------------
     Subtotal                                 5,512         6,869      (19.8)%          9.0 %           9.9 %

Restructuring related charges                (1,335)(1)    (4,302)(3)   69.0 %         (2.2)%          (6.2)%
                                        ------------   -----------   -----------  ------------   -------------

     Gross Profit                       $     4,177         2,567       62.7 %          6.8 %           3.7 %
                                        ============   ===========   ===========  ============   =============


Selling, General and Administrative
  expenses  by Segment                                                               Percent of Net Sales
-------------------------------------                                             ----------------------------

Mattress Fabrics                        $     1,643         1,889      (13.0)%          7.2 %           7.4 %
Upholstery Fabrics                            3,717         5,401      (31.2)%          9.7 %          12.4 %
Unallocated Corporate expenses                  738           901      (18.1)%          1.2 %           1.3 %

                                        ------------   -----------   -----------  ------------   -------------

    Selling, General and
      Administrative expense            $     6,098         8,191      (25.6)%         10.0 %          11.9 %
                                        ============   ===========   ===========  ============   =============


Operating Income (loss)  by Segment                                               Operating Income(Loss)Margin
-------------------------------------                                             ----------------------------

Mattress Fabrics                        $     1,799         1,589       13.2 %          7.9 %           6.2 %
Upholstery Fabrics                           (1,647)       (2,010)     (18.1)%         (4.3)%          (4.6)%
Unallocated corporate expenses                 (738)         (901)      18.1 %         (1.2)%          (1.3)%
                                        ------------   -----------   -----------  ------------   -------------
        Subtotal                               (586)       (1,322)     (55.7)%         (1.0)%          (1.9)%

Restructuring and related charges            (1,678)(2)    (5,437)(4)   69.1 %         (2.7)%          (7.9)%
                                        ------------   -----------   -----------  ------------   -------------

     Operating loss                     $    (2,264)       (6,759)      66.5 %         (3.7)%          (9.8)%
                                        ============   ===========   ===========  ============   =============


Depreciation by Segment
-------------------------------------

Mattress Fabrics                        $       965           912        5.8 %
Upholstery Fabrics                            1,366         2,330      (41.4)%
                                        ------------   -----------   -----------
        Subtotal                              2,331         3,242      (28.1)%
Accelerated Depreciation                        108         4,363      (97.5)%
                                        ------------   -----------   -----------
Total Depreciation                      $     2,439         7,605      (67.9)%
                                        ============   ===========   ===========

(1) The $1.3 million represents restructuring related charges primarily for inventory markdowns, termination benefits and other operating costs associated with plant facilities that are in the process of being closed or are closed, and accelerated depreciation.
(2) The $1.7 million represents restructuring and related charges primarily for inventory markdowns, termination benefits and other operating costs associated with the closing of or closed plant facilities, asset movement costs, accelerated depreciation, and lease termination costs.
(3) The $4.3 million represents represents restructuring related charges for accelerated depreciation.
(4) The $5.4 million represents represents restructuring and related charges primarily for accelerated depreciation, asset movement costs, lease termination costs, and fixed asset write-downs.

                                   CULP, INC.
         NET SALES, GROSS PROFIT AND OPERATING INCOME (LOSS) BY SEGMENT
         FOR THE NINE MONTHS ENDED JANUARY 29, 2006 AND JANUARY 30, 2005
                                   (UNAUDITED)
                             (Amounts in thousands)


                                                                 NINE MONTHS ENDED
                                        --------------------------------------------------------------------
                                                Amounts                            Percent of Net Sales
                                        -------------------------               ----------------------------
                                        January 29,    January 30,    % Over     January 29,    January 30,
Net Sales by Segment                        2006          2005        (Under)       2006           2005
-------------------------------------   ------------   ----------   ----------- -------------  -------------

Mattress Fabrics                        $    69,586       78,414      (11.3)%         36.6 %         36.9 %
Upholstery Fabrics                          120,797      133,901       (9.8)%         63.4 %         63.1 %
                                        ------------   ----------   ----------- -------------  -------------

     Net Sales                          $   190,383      212,315      (10.3)%        100.0 %        100.0 %
                                        ============   ==========   =========== =============  =============


Gross Profit by Segment                                                              Gross Profit Margin
-------------------------------------                                           ----------------------------

Mattress Fabrics                        $     9,839       12,735      (22.7)%         14.1 %         16.2 %
Upholstery Fabrics                           10,027       13,575      (26.1)%          8.3 %         10.1 %
                                        ------------   ----------   ----------- -------------  -------------
     Subtotal                                19,866       26,310      (24.5)%         10.4 %         12.4 %

Restructuring related charges                (3,581)(1)   (5,501)(4)   34.9 %         (1.9)%         (2.6)%
                                        ------------   ----------   ----------- -------------  -------------

     Gross Profit                       $    16,285       20,809      (21.7)%          8.6 %          9.8 %
                                        ============   ==========   =========== =============  =============


Selling, General and Administrative
  expenses  by Segment                                                              Percent of Net Sales
-------------------------------------                                           ----------------------------

Mattress Fabrics                        $     5,016        5,569       (9.9)%          7.2 %          7.1 %
Upholstery Fabrics                           12,120       17,992      (32.6)%         10.0 %         13.4 %
Unallocated Corporate expenses                2,322        2,748      (15.5)%          1.2 %          1.3 %
                                        ------------   ----------   ----------- -------------  -------------
     Subtotal                                19,458       26,309      (26.0)%         10.2 %         12.4 %

Restructuring related charges                 3,022 (2)        0      100.0 %          1.6 %          0.0 %
                                        ------------   ----------   ----------- -------------  -------------

    Selling, General and
      Administrative expenses           $    22,480       26,309      (14.6)%         11.8 %         12.4 %
                                        ============   ==========   =========== =============  =============


Operating Income (loss)  by Segment                                             Operating Income(Loss)Margin
-------------------------------------                                           ----------------------------

Mattress Fabrics                        $     4,823        7,166      (32.7)%          6.9 %          9.1 %
Upholstery Fabrics                           (2,093)      (4,417)      52.6 %         (1.7)%         (3.3)%
Unallocated corporate expenses               (2,322)      (2,748)      15.5 %         (1.2)%         (1.3)%
                                        ------------   ----------   ----------- -------------  -------------
        Subtotal                                408            1       40.7 %          0.2 %          0.0 %

Goodwill impairment                               0       (5,126)(5) (100.0)%          0.0 %         (2.4)%
Restructuring and related charges           (13,184)(3)   (7,790)(6)  (69.2)%         (6.9)%         (3.7)%
                                        ------------   ----------   ----------- -------------  -------------

     Operating loss                     $   (12,776)     (12,915)       1.1 %         (6.7)%         (6.1)%
                                        ============   ==========   =========== =============  =============


Depreciation by Segment
-------------------------------------

Mattress Fabrics                        $     2,714        2,743       (1.1)%
Upholstery Fabrics                            4,582        7,184      (36.2)%
                                        ------------   ----------   -----------
     Subtotal                                 7,296        9,927      (26.5)%
Accelerated Depreciation                      4,979        4,578        8.8 %
                                        ------------   ----------   -----------
Total Depreciation                      $    12,275       14,505      (15.4)%
                                        ============   ==========   ===========



(1) The $3.6 million represents restructuring related charges primarily for accelerated depreciation, inventory markdowns, termination benefits and other operating costs associated with plant facilities that are in the process of being closed or are closed.
(2)  The $3.0 million represents accelerated depreciation.
(3) The $13.2 million represents restructuring and related charges primarily for accelerated depreciation, write-downs of buildings and equipment, asset movement costs, termination benefits and other operating costs associated with plant facilities that are in the process of being closed or are closed, inventory markdowns, and lease termination costs.
(4) The $5.5 million represents restructuring related charges primarily for accelerated depreciation and inventory markdowns.
(5) The $5.1 million represents a goodwill impairment charge related to the Culp Decorative Fabrics division within the upholstery fabrics segment.
(6) The $7.8 million represents restructuring and related charges primarily for accelerated depreciation, termination benefits, inventory markdowns, asset movement costs, lease termination costs, and fixed asset write-downs.

Three and Nine Months ended January 29, 2006 compared with Three and Nine Months ended January 30, 2005

For the third quarter of fiscal 2006, net sales decreased 11.6% to $61.0 million compared to $69.1 million for the third quarter of fiscal 2005. The company reported a net loss of $2.2 million, or $0.19 per diluted share, for the third quarter of fiscal 2006, which included restructuring and related pre-tax charges of $1.7 million. The company reported a net loss of $4.9 million, or $0.42 per diluted share, in the third quarter of fiscal 2005, which included restructuring and related pre-tax charges of $5.4 million.

For the nine month period of fiscal 2006, net sales decreased 10.3% to $190.4 million compared to $212.3 million for the nine month period of fiscal 2005. The company reported a net loss of $10.3 million, or $0.89 per share diluted, for the nine month period of fiscal 2006, which included restructuring and related pre-tax charges of $13.2 million. The company reported a net loss of $10.1 million, or $0.88 per share diluted, for the nine month period of fiscal 2005, which included restructuring and related pre-tax charges of $7.8 million and $5.1 million in goodwill impairment.

Restructuring and Related Charges

During the third quarter of fiscal 2006, total restructuring and related charges incurred were $1.7 million, with approximately $838,000 related to inventory markdowns, $303,000 for termination benefits, $371,000 for asset movement costs, $141,000 for operating costs associated with the closing of or closed plant facilities, $108,000 for accelerated depreciation, $49,000 for lease termination costs, and a credit of $135,000 to reflect current estimates for sub-lease income of the company's closed facility in Chattanooga, TN. Of the total charge, $400,000 was recorded in the restructuring expense line item and $1.3 million was recorded in the cost of sales line item in the 2006 Consolidated Statements of Loss. For the nine month period of fiscal 2006, total restructuring and related charges incurred were $13.2 million, of which approximately $4.9 million related to accelerated depreciation, $2.8 million for write-downs of buildings and equipment, $1.9 million related to asset movement costs, $1.9 million for termination benefits, $1.2 million for inventory markdowns, $427,000 for lease termination costs, $141,000 for operating costs associated with the closing of or closed plant facilities, and a credit of $135,000 to reflect current estimates for sub-lease income of the company's closed facility in Chattanooga, TN. Of the total charge, $6.6 million was recorded in the restructuring expense line item, $3.0 million in the selling, general, and administrative expense line item, and $3.6 million in the cost of sales line item in the 2006 Consolidated Statements of Loss. These charges relate to the Upholstery Fabrics segment.

Mattress Fabrics Segment

Net Sales -- Mattress fabric sales (known as mattress ticking) for the third quarter of fiscal 2006 decreased 11.3% to $22.7 million compared to $25.6 million for the third quarter of fiscal 2005. Mattress ticking yards sold during the third quarter of fiscal 2006 decreased by 11.8% compared with the third quarter of fiscal 2005. This trend reflects overall softness in industry sales of mattresses, and a decline in demand for the printed ticking product line, which has become a less popular category. The average selling price for mattress ticking was essentially unchanged for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. For the nine month period of fiscal 2006, net sales decreased 11.3% to $69.6 million compared to $78.4 million for the nine month period of fiscal 2005. Mattress ticking yards sold during the nine month period of fiscal 2006 decreased by 7.2% over the third quarter of fiscal 2005. For the nine month period of fiscal 2006, the average selling price for mattress fabrics was $2.26 per yard compared to $2.35 for the nine month period in fiscal 2005. This decrease in net sales reflects overall softness in industry sales for mattress ticking, the ongoing shift mattress manufacturers are making to less expensive common border ticking, which is the fabric that goes on the side of mattresses and box springs, and the industry-wide shortage of polyurethane foam used by mattress manufacturers that related to disruptions from the hurricane activity on the Gulf Coast in the second quarter of fiscal 2006.

Operating income -- For the third quarter of fiscal 2006, the mattress fabrics segment reported operating income of $1.8 million, or 7.9% of net sales, compared to $1.6 million, or 6.2% of net sales, for the third quarter of fiscal 2005. This trend reflects productivity gains from the capital project undertaken in this segment since its announcement in October 2004 and further improvement is expected as the company moves closer to target productivity levels by the end of fiscal 2006. Operating income for the nine month period of fiscal 2006 was $4.8 million, or 6.9% of net sales, compared with $7.2 million, or 9.1% of net sales, for the nine month period of fiscal 2005. Operating income for the nine month period of fiscal 2006 in this segment was affected by customs assessments totaling $621,000, which reduced operating income for the nine month period by approximately 1%, higher raw material prices that were not offset by customer surcharges, manufacturing variances related to the start-up of the capital project in the first and second quarters of fiscal 2006, overall softness in industry sales of mattresses, and the ongoing shift mattress manufacturers are making to less expensive common border ticking.

Segment assets -- Segment assets consist of accounts receivable, inventory, and property, plant, and equipment. As of January 29, 2006, accounts receivable and inventory totaled $23.2 million compared to $25.0 million at May 1, 2005. Also as of January 29, 2006, property, plant and equipment totaled $26.2 million compared to $26.7 million at May 1, 2005. Included in property, plant, and equipment are assets located in the U.S. totaling $13.2 million and $12.2 million at January 29, 2006 and May 1, 2005, respectively.

Upholstery Fabrics Segment

Net Sales -- Upholstery fabric sales for the third quarter of fiscal 2006 decreased 11.8% to $38.4 million, compared with $43.5 million in the third quarter of fiscal 2005. Upholstery fabric yards sold during the third quarter of fiscal 2006 declined by 13.1% compared with the third quarter of fiscal 2005. The average selling price increased 1.4% compared with the third quarter of fiscal 2005. For the nine month period of fiscal 2006, net sales decreased 9.8% to $120.8 million compared with $133.9 million for the nine month period of fiscal 2005. For the nine month period of fiscal 2006, the average selling price for upholstery fabrics was essentially unchanged compared to the nine month period of fiscal 2005. Sales of upholstery fabrics reflect continued soft demand industry-wide for U.S. produced fabrics, driven by consumer preference for leather and suede furniture and other imported fabrics, including cut and sewn kits.

Operating loss - Operating loss for the third quarter of fiscal 2006 was $1.6 million or 4.3% of net sales compared with an operating loss of $2.0 million, or 4.6% of net sales, for the third quarter of fiscal 2005. These results reflect significantly lower gross profit in U.S. operations due to lower sales volumes and higher manufacturing variances as the company has experienced transition issues related to moving its finishing and yarn operations to outside suppliers and consolidating its velvet operations. Offsetting the lower gross profit in this segment were lower selling, general, and administrative expenses, which were down 31% for the third quarter of fiscal 2006 compared with the third quarter of fiscal 2005. Operating loss for the nine month period of fiscal 2006 was $2.1 million or 1.7% of net sales, compared with an operating loss of $4.4 million, or 3.3% of net sales, for the nine month period of fiscal 2005. Since the beginning of fiscal 2006, the company has revamped its U.S. upholstery fabric product strategy by offering a more select group of attractively priced, high volume decorative and velvet fabrics that are well packaged by color and coordination. Along with this shift in product strategy, the company has taken aggressive steps since the beginning of fiscal 2006 to reduce its U.S. manufacturing costs and capacity and selling, general, and administrative expenses. The company consolidated two velvet manufacturing operations, consolidated finished goods distribution and design centers, and closed two of its three yarn manufacturing plants. In addition, the company is currently outsourcing its decorative fabrics finishing operation. The company has also combined its sales, design, and customer service activities for Culp Decorative Fabrics and Culp Velvets/Prints, the two divisions within the upholstery fabrics segment, resulting in a more unified approach to service its customers. With the changes that have been made since the beginning of fiscal 2006, the company has reduced selling, general, and administrative expenses for the upholstery fabrics segment by 32.6% for the nine month period of fiscal 2006 compared with the nine month period of fiscal 2005.

Non-U.S. Produced Sales - Sales of upholstery fabrics produced outside the company's U.S. manufacturing operations, including fabrics produced at our China facility, were up 89% in the third quarter of fiscal 2006 over the third quarter of fiscal 2005 and accounted for approximately 38% of upholstery fabric sales in the third quarter of 2006. Fabric produced offshore accounted for approximately 18% of upholstery fabric sales for the third quarter of fiscal 2005. For the nine month period of fiscal 2006, these sales increased approximately 92% over the nine month period of fiscal 2005 and accounted for approximately 32% of upholstery fabric sales, compared to approximately 15% of upholstery fabric sales for the nine month period of fiscal 2005. The growth in offshore produced fabrics is a trend that is expected to continue.

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

U.S. Produced Sales -- Management has continued to take very aggressive actions over the past year to bring U.S. manufacturing costs and capacity in line with current demand trends. On September 27, 2005, the company's board of directors approved a strategic alliance with Synthetics Finishing, a division of TSG Incorporated, to provide finishing services to the company for its domestically produced decorative upholstery fabrics and collaborate with the company on research and product development activities. As a result, the company will close its finishing plant in Burlington, NC, thereby reducing the number of associates by approximately 100 people. Once this outsourcing initiative for finishing services is complete, which is expected by April 2006, the company will have three U.S. manufacturing facilities operating in the upholstery fabrics segment
- one for velvet fabrics, one for decorative fabrics, and one for specialty yarns. As a result of these consolidations and earlier restructuring activities, the book value of the company's U.S based upholstery fabric fixed assets is projected to be about $13 million (excluding corporate asset allocations) by the end of fiscal 2006 compared with approximately $52 million at the end of fiscal 2004.

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

The company's board of directors also approved further reductions in the company's yarn operations by closing the company's facility in Shelby, NC, and consolidating the chenille yarn operations into the company's Lincolnton, NC, facility. During the second quarter of fiscal 2006, the company outsourced the open-end yarns previously produced at the Shelby, NC, facility. As a result, the company will have one specialty yarn manufacturing plant in Lincolnton, NC, for producing chenille and wrap-spun yarns and a small texturizing yarn operation in Graham, NC. Overall, these actions reduced the number of associates by approximately 100 people.

As a result of an internal analysis, the company commenced an initiative to discontinue a number of lower volume products that do not fit the company's U.S. upholstery fabrics operating model to produce more volume-oriented products. As of January 29, 2006, the company recorded an inventory markdown charge of $816,000 (included in restructuring related charges) based on an analysis by management of lower volume products that are expected to be discontinued in the fourth quarter of fiscal 2006. The ultimate recovery of the carrying value of these products and its associated raw material components will be based on market reaction and there could be further inventory markdown charges in the fourth quarter of fiscal 2006, related to this initiative.

While management believes it is important to produce some level of upholstery fabric in the U.S. to support its customers' domestic fabric requirements, management remains committed to take additional steps if necessary to address the profitability of the company's U.S. upholstery fabric operations. The company could experience additional write-downs of its property, plant, and equipment in this business if further restructuring actions become necessary.

Segment assets -- Segment assets consist of accounts receivable, inventory, and property, plant, and equipment. As of January 29, 2006, accounts receivable and inventory totaled $47.4 million compared to $54.4 million at May 1, 2005. As of January 29, 2006, property, plant, and equipment totaled $26.3 million compared to $39.3 million at May 1, 2005. Included in property, plant, and equipment are assets located in the U.S. totaling $21.2 million and $36.2 million at January 29, 2006, and May 1, 2005, respectively. Included in this U.S. property, plant, and equipment are various other corporate asset allocations totaling $4.1 million at January 29, 2006. At May 1, 2005, allocations to this segment totaled $5.3 million for the distribution facility and design center that were sold in June 2005, as well as various other corporate asset allocations totaling $4.2 million.

Other Expenses

Selling, General and Administrative Expenses -- SG&A expenses of $6.1 million for the third quarter of fiscal 2006 decreased approximately $2.1 million, or 25.6%, from $8.2 million in the third quarter of fiscal 2005. This decrease is primarily due to the significant cost reductions as part of the company's restructuring initiatives in the upholstery fabrics segment. SG&A expenses of $22.5 million for the nine month period of fiscal 2006 decreased approximately $3.8 million, or 14.6%, from $26.3 million the nine month period of fiscal 2005. Included in the $22.5 million was $3.0 million in accelerated depreciation associated with the company's design and distribution centers sold in June 2005. The 25.9% decrease to the remaining $19.5 million for the nine month period of fiscal 2006 from the $26.3 million in the nine month period of fiscal 2005 was primarily due to the significant cost reductions as part of the company's restructuring initiatives in the upholstery fabrics segment.

Interest Expense (Income) -- Interest expense for the third quarter of 2006 was $ 1.1 million compared to $912,000 for the third quarter of fiscal 2005. This increase is primarily due to increased borrowings from the real estate loan. Interest income was $43,000 for the third quarter of 2006 compared to $42,000 for the third quarter of fiscal 2005.

Income Taxes -- The effective tax rate (taxes as a percentage of loss before income taxes) for the third quarter of fiscal 2006 was 36.6% compared with 36.5% for the third quarter of fiscal 2005.

Liquidity and Capital Resources

Liquidity --The company's sources of liquidity include cash and cash equivalents, cash flow from operations and amounts available under its revolving credit line. These sources have been adequate for day-to-day operations and capital expenditures. Cash and cash equivalents as of January 29, 2006, increased to $12.9 million from $5.1 million as of May 1, 2005, primarily reflecting cash flow from operations of $5.3 million and proceeds from the sale of buildings and equipment as part of the company's restructuring activities of $4.0 million, offset by capital expenditures and payments on vendor financed capital expenditures of $6.3 million, proceeds from the real estate loan of $4.3 million, and proceeds from a loan with the Canadian government of $680,000.

Working Capital -- Accounts receivable as of January 29, 2006, increased 6.8% in comparison to January 30, 2005. Days sales outstanding totaled 39 days at January 29, 2006, compared with 32 days at January 30, 2005. Inventories at January 29, 2006 decreased 9.8% from January 30, 2005. Inventory turns for the third quarter of fiscal 2006 were 5.0 versus 5.6 for the third quarter of fiscal 2005. Operating working capital (comprised of accounts receivable and inventories, less trade accounts payable) was $52.6 million at January 29, 2006, down from $58.2 million at January 30, 2005.

Financing Arrangements -- The company's long-term debt of $55.3 million is comprised of unsecured senior term notes of $50.0 million, a term loan with its bank (Wachovia) of $4.3 million that is secured by a lien on the company's headquarters office located in High Point, NC, and an unsecured loans with the Canadian government of $1.0 million. The company's unsecured senior term notes have a fixed interest rate of 7.76% (payable semi-annually in March and September) and are payable over an average remaining term of four years beginning March 2006 through March 2010.

In October 2005, the company entered into an agreement with its bank (Wachovia) to provide for a term loan in the amount of $4.3 million. This term loan bears interest at the one-month London Interbank Offered Rate plus an adjustable margin based on the company's debt/EBITDA ratio, as defined in the agreement, and is payable in varying monthly installments through October 2010.

In August 2005, the company amended its agreement with its bank (Wachovia) to provide for a revolving loan commitment of $8.0 million, including letters of credit up to $5.5 million. Borrowings under the credit facility bear interest at the London Interbank Offered Rate plus an adjustable margin based on the company's debt/EBITDA ratio, as defined in the agreement. As of January 29, 2006, there were $3.7 million in outstanding letters of credit and no borrowings outstanding under the agreement. The amended agreement also requires the company to maintain collected deposit balances of $7.5 million with its bank (Wachovia) from the period October 31, 2005, to March 15, 2006, which is the due date for the first principal payment ($7.5 million) on the company's unsecured senior term notes and maintain certain other financial covenants, as defined in the agreement. The amended credit facility expires on August 31, 2006.

On December 7, 2005, the company entered into a Seventh Amendment to this credit agreement. This amendment requires the company to maintain collected deposit balances of at least $3.0 million after March 15, 2006. Additionally, this amendment reduces the minimum EBITDA covenant for the third and fourth quarters of fiscal 2006.

On March 8, 2006, the company entered into an Eighth Amendment to the Amended and Restated Credit Agreement, which amends the credit agreement between the company and its bank (Wachovia). The principal terms of the Eighth Amendment raised the company's capital expenditures limit to $6.5 million for the year ending April 30, 2006.

In November 2005, the company entered into an agreement with the Canadian government to provide for a term loan in the amount of $680,000. The proceeds are to partially finance capital expenditures at the company's Rayonese facility located in Quebec, Canada. This loan is non-interest bearing and is payable in 48 equal monthly installments commencing December 1, 2009. In addition to the term loan entered into in November 2005, the company has an existing non-interest bearing term loan with the Canadian government with its final payment due in fiscal 2007. At January 29, 2006, the balance of the term loan entered into in November 2005 and the existing term loan were $695,000 and $315,000, respectively.

The company was in compliance with all financial covenants in its loan agreements as of January 29, 2006.

Commitments

The following table summarizes the company's contractual payment obligations and commitments (in thousands):

                           2006       2007        2008         2009       2010    Thereafter      Total
                           ----       ----        ----         ----       ----    ----------      -----
Capital expenditure
Commitments             $    103   $      -   $    -      $        -   $      -   $        -   $    103
Accounts payable
capital expenditures         677      1,000       1,000            -          -            -      2,677
Operating leases (1)         914      2,958       1,793          437        135           37      6,274
Long-term debt             7,585      8,051      20,046        7,757      7,842        3,997     55,278
--------------------------------------------------------------------------------------------------------
Total                   $  9,279   $ 12,009   $  22,839   $    8,194   $  7,977   $    4,034   $ 64,332
--------------------------------------------------------------------------------------------------------


Note: Payment Obligations by Fiscal Year Ending April

(1) Includes accrued restructuring expenses for the company's inactive Chattanooga manufacturing facility of $217 in 2006, and $869 in 2007 and 2008 and other leases of $40, $139, and $26 for fiscal years 2006, 2007, and 2008, respectively.

Capital Expenditures -- Capital spending for the nine month period of fiscal 2006 was $5.8 million, including $1.7 million that is the non-cash portion of capital expenditures representing vendor financing. The company anticipates capital spending not to exceed $6.5 million (of which approximately $3.6 million and $2.4 million is expected for the mattress fabric segment and Culp China respectively) for fiscal 2006, including approximately $2.0 million budgeted for the non-cash portion of expenditures representing vendor financing, which relates to the mattress fabrics capital project. Depreciation for the nine month period of fiscal 2006 was $12.3 million, of which approximately $5.0 million related to accelerated depreciation of buildings and equipment. The company expects that the availability of funds under the revolving credit line and cash flow from operations will be sufficient to fund its planned capital needs. Capital expenditures are not expected to exceed $3.0 million in fiscal 2007. The company estimates depreciation for fiscal year 2006 to be $14.4 million, which includes $5.0 million in accelerated depreciation.

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

Accounts Receivable - Allowance for Doubtful Accounts. Substantially all of the company's accounts receivable are due from residential and commercial furniture and bedding manufacturers. Ownership of these manufacturers is increasingly concentrated and certain bedding manufacturers have a high degree of leverage. As of January 29, 2006, accounts receivable from furniture manufacturers totaled approximately $19.3 million, and from bedding manufacturers approximately $9.2 million. Additionally, as of January 29, 2006, the aggregate accounts receivable balance of the company's ten largest customers was $10.2 million, or 35.8% of trade accounts receivable.

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

Management reviews long-lived assets, which consists of property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. During the nine month period of fiscal 2006, no events or changes in circumstances occurred that would require the company to test for impairment. Unforeseen events and changes in circumstances and market conditions could negatively affect the value of assets and result in an impairment charge.

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

Goodwill. As of January 29, 2006, the company's remaining $4.1 million of goodwill relates to the Culp Home Fashions division. The determination of fair value involves considerable estimation and judgment. In particular, determining the fair value of a business unit involves, among other things, developing forecasts of future cash flows and appropriate discount rates. During the nine month period of fiscal 2006, no events or changes in circumstances occurred that would require the company to test for impairment.

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

Income Taxes. The company is required to estimate its actual current tax exposure and to assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At May 1, 2005, the company had deferred tax assets of $25,249,000 (all of which relate to U.S. operations) and U.S. deferred tax liabilities of $5,709,000 (all of which reverse in the carryforward period), resulting in net U.S. deferred tax assets of $19,540,000. Total deferred tax liabilities at May 1, 2005 were $8,109,000, resulting in total net deferred tax assets of $17,140,000. As of January 29, 2006, the company's net deferred tax assets total $22,785,000, an increase of $5,645,000 from the end of fiscal 2005, primarily reflecting the federal and state tax benefits recorded for the loss from U.S. operations during the nine month period of fiscal 2006. No valuation allowance has been recorded to reduce the company's deferred tax assets. Management has concluded that it is more likely than not that the company will be able to realize the benefit of the deferred tax assets.

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

Inflation

The cost of certain of the company's raw materials, principally fibers from petroleum derivatives, and utility/energy costs, increased during the nine month period of fiscal 2006 as oil and energy prices increased and had an impact on the company's financial results. Any significant increase in the company's raw material costs, utility/energy costs and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited the company's ability to pass significant operating cost increases on to its customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin under the company's revolving credit agreement and real estate term loan. As of January 29, 2006, there were $4.3 million in borrowings outstanding under the real estate term loan and no borrowings outstanding under the revolving credit agreement. In connection with the real estate term loan, the company entered into a $2,170,000 notional principal interest rate swap agreement, which represents 50% of the principal amount on the real estate loan, and effectively converts the floating rate LIBOR based payments to fixed payments at 4.99% plus the spread calculated under the real estate loan agreement. The company's unsecured senior term notes have a fixed interest rate of 7.76% and the Canadian government loan is non-interest bearing. Additionally, approximately 92% of the company's long-term debt is at a fixed rate. Thus, any foreseeable change in interest rates would not be expected to have a material effect on the company.

The company's exposure to fluctuations in foreign currency exchange rates is due primarily to foreign subsidiary domiciled in Canada and firmly committed and anticipated purchases of certain machinery, equipment and raw materials in foreign currencies. The company's Canadian subsidiary uses the United States dollar as its functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with the Canadian subsidiary. However, the company generally enters into foreign exchange forward and option contracts as a hedge against its exposure to currency fluctuations on firmly committed and anticipated purchases of certain machinery, equipment and raw materials. The amount of Canadian-denominated sales and manufacturing costs is not material to the company's consolidated results of operations; therefore, a 10% change in the exchange rate at January 29, 2006 would not have a significant impact on the company's results of operations or financial position. Additionally, as the company utilizes foreign currency instruments for hedging anticipated and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Also, the company has exposure to fluctuations in foreign currency exchange rates with a foreign subsidiary domiciled in China. Currently, this risk cannot be hedged. The amount of sales and manufacturing costs denominated in Chinese currency is not material to the company's consolidated results of operations; therefore a 10% change in the exchange rate of January 29, 2006 would not have a significant impact on the company's results of operations or financial position.

ITEM 4. CONTROLS AND PROCEDURES

The company conducted a review and evaluation of its disclosure controls and procedures, under the supervision and with the participation of the company's principal executive officer and principal financial officer as of January 29, 2006, and the principal executive officer and principal financial officer have concluded that the company's disclosure controls and procedures are adequate and effective. In addition, no change in the company's internal control over financial reporting has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Part II - Other Information
---------------------------

Item 5. Other Information

On March 8, 2006, the company entered into an Eighth Amendment to the Amended and Restated Credit Agreement, which amends the credit agreement between the company and its bank (Wachovia). The principal terms of the Eighth Amendment raised the company's capital expenditures limit to $6.5 million for the year ending April 30, 2006.

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

10(a) Eighth Amendment to Amended and Restated Credit Agreement among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank.

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

                                      CULP, INC.
                                      (Registrant)

Date: March 10, 2006                  By: /s/ Franklin N. Saxon
                                              -----------------
                                              Franklin N. Saxon
                                              President
                                              (Authorized to sign on behalf of
                                              the registrant and also signing
                                              as principal financial officer)

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