Form 10-K
period 2006-04-30
CULP INC
filed 2006-07-26
CIK 723603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 1O-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2006

                           Commission File No. 0-12781

                                   CULP, INC.
             (Exact name of registrant as specified in its charter)


                  NORTH CAROLINA                               56-1001967
         (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or other organization)                Identification No.)


 1823 Eastchester Drive, High Point, North Carolina              27265
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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ] NO [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act. (Check one):

   Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

     As of April 30, 2006, 11,654,959 shares of common stock were outstanding. As of October 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $45,291,688 based on the closing sales price of such stock as quoted on the New York Stock Exchange
(NYSE), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company's Proxy Statement to be filed pursuant to Regulation 14A of the Securities and Exchange Commission in connection with its Annual Meeting of Shareholders to be held on September 26, 2006 are incorporated by reference into Part III.

                                   CULP, INC.
                                FORM 10-K REPORT
                                TABLE OF CONTENTS

Item No.                                                                    Page
--------                                                                    ----
                                     PART I

   1.    Business
           Overview............................................................2
           Segments............................................................4
           Overview of Industry and Markets....................................6
           Overview of Bedding Industry........................................6
           Overview of Residential Furniture Industry..........................7
           Overview of Commercial Furniture Industry...........................8
           Products............................................................8
           Manufacturing and Sourcing.........................................10
           Product Design and Styling.........................................11
           Distribution.......................................................11
           Sources and Availability of Raw Materials..........................11
           Seasonality........................................................12
           Competition........................................................13
           Environmental and Other Regulations................................13
           Employees..........................................................14
           Customers and Sales................................................14
           Net Sales by Geographic Area.......................................15
           Backlog............................................................15

   1A.   Risk Factors.........................................................15

   1B.   Unresolved Staff Comments............................................20

   2.    Properties...........................................................20

   3.    Legal Proceedings....................................................20

   4.    Submission of Matters to a Vote of Security Holders..................21

                                     PART II

   5.    Market for the Registrant's Common Equity, Related Stockholder
          Matters, and Issuer Purchases of Equity Securities..................21

   6.    Selected Financial Data..............................................22

   7.    Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................23

   7A.   Quantitative and Qualitative Disclosures About Market Risk...........40

   8.    Consolidated Financial Statements and Supplementary Data.............41

   9.    Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure................................................70

   9A.   Controls and Procedures..............................................70

   9B.   Other Information....................................................70

Item No.                                                                    Page
--------                                                                    ----
                                    PART III

   10.   Directors and Executive Officers of the Registrant...................71

   11.   Executive Compensation...............................................71

   12.   Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.....................................71

   13.   Certain Relationships and Related Transactions.......................71

   14.   Principal Accountant Fees and Services...............................71

                                     PART IV

   15.   Exhibits, Financial Statement Schedules..............................72

         Documents Filed as Part of this Report...............................72

         Exhibits.............................................................75

         Financial Statement Schedules........................................75

         Signatures...........................................................76

         Exhibit Index........................................................77

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION


Parts I and II of this report contain statements that may be deemed "forward-looking statements" within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of
1934). Such statements are inherently subject to risks and uncertainties. Further, forward-looking statements are intended to speak only as of the date on which they are made. Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as "expect," "believe," "estimate," "plan" and "project" and their derivatives, and include but are not limited to statements about expectations for the company's future operations or success, sales, gross profit margins, operating income, SG&A or other expenses, and earnings, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on the company's business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely. In addition, changes in consumer preferences for various categories of furniture coverings, as well as changes in costs to produce such products (including import duties and quotas or other import costs) can have significant effect on demand for the company's products. Also, changes in the value of the U.S. dollar versus other currencies can affect the company's financial results because a significant portion of the company's operations are located outside the United States. Further, economic and political instability in international areas could affect the company's operations or sources of goods in those areas, as well as demand for the company's products in international markets. Finally, unanticipated delays or costs in executing restructuring actions could cause the cumulative effect of restructuring actions to fail to meet the objectives set forth by management. Further information about these factors, as well as other factors that could affect the company's future operations or financial results and the matters discussed in forward-looking statements are included in the "Risk Factors" section of this report in Item 1A.

                                     PART I

                                ITEM 1. BUSINESS

Overview

Culp, Inc., which we sometimes refer to as the company, manufactures and markets mattress fabrics (also known as mattress ticking) used for covering mattresses and box springs and upholstery fabrics primarily for use in production of upholstered furniture (residential and commercial). The company's executive offices are located in High Point, NC. The company was organized as a North Carolina corporation in 1972 and made its initial public offering in 1983. Since 1997, the company has been listed on the New York Stock Exchange and traded under the symbol "CFI."

Management believes that Culp is the largest producer of mattress fabrics in North America, as measured by total sales, and one of the three largest marketers of upholstery fabrics for furniture in North America, again measured by total sales. The company's fabrics are used primarily in the production of bedding products and residential and commercial upholstered furniture, including mattresses, box springs, mattress sets, sofas, recliners, chairs, loveseats, sectionals, sofa-beds, and office seating. Culp primarily markets fabrics that have broad appeal in the "good" and "better" priced categories of furniture and bedding.

The company has two operating segments - mattress fabrics and upholstery fabrics. The mattress fabric business markets an array of fabrics used by bedding manufacturers. The upholstery fabrics segment markets products in all categories of fabric used as coverings for furniture. This segment also has a small U.S. yarn production operation, which produces special purpose yarns (as opposed to commodity yarns more readily available from outside suppliers) for the company's internal use.

Total net sales in fiscal 2006 were $261.1 million. The mattress fabrics segment had sales of $93.7 million (36% of total net sales) while the upholstery fabrics segment had sales of $167.4 million (64% of total net sales).

Culp markets a variety of fabrics in different categories, including fabrics produced at our manufacturing facilities and fabrics produced by other suppliers. The company had eight active manufacturing plants as of the end of fiscal 2006, which are located in North Carolina, South Carolina, Quebec, Canada, and Shanghai, China. We also source fabrics from other manufacturers, located primarily in China, Turkey and in the U.S., with almost all of those fabrics being produced specifically for the company and created by Culp designers. In recent years, the portion of total company sales represented by fabrics produced outside of the company's U.S. and Canadian facilities has increased significantly, while sales of goods produced in our U.S. manufacturing plants have decreased. For fiscal 2006, sales of fabrics produced outside of Culp's North American manufacturing plants were $86.8 million, or 33% of net sales, compared to $59.3 million, or 21% of sales, in fiscal 2005. This trend is especially strong in the upholstery fabrics segment, where almost half of our sales now consist of fabrics produced in Asia.

Culp has experienced dramatic changes in its business during the past six years. Significant demand has arisen for certain fabrics not produced in our U.S. plants, and the company has moved rapidly to develop sources for the products being demanded by our customers. Six years ago, we were a much more vertically integrated manufacturer of fabrics, especially in upholstery fabrics, with large amounts of capital committed to U.S.-based manufacturing fixed assets. Today, the company is a more flexible fabric producer and marketer, with a smaller fixed asset base, but also with significantly lower overall sales.

A significant and growing portion of our upholstery fabric products are now produced by other manufacturers, but in most cases, the company continues to control components of the production process, such as design, finishing, quality control and distribution. In upholstery fabrics, microdenier suedes and a variety of other fabrics are now sourced in China, where the company has established a sourcing, finishing and distribution operation. In addition, we have moved to outsource certain components of the production process, such as yarn production and finishing of decorative fabrics in the upholstery fabrics segment. In mattress ticking, knitted fabrics represent a small, but growing portion of our sales. These fabrics, along with a portion of our damask product line, are sourced from outside providers.

Along with these shifts in our business, the company has dramatically reduced the size and scope of its U.S. upholstery fabrics manufacturing operations, where almost half of our products are now sourced in China. In the mattress ticking business, a shift by bedding makers to one-sided mattresses, along with product shifts to knitted ticking for top panels of mattresses and common border fabrics, which is the fabric on the side of the mattress and box spring have affected demand for certain categories of our products. We have made dramatic changes in our operating assets, product mix and business model to address the challenges facing the company.

Changes continue to take place, and the company continues to adapt to these changes. The trends that have caused the need for modifications in the way we do business have not abated. The company's shift away from a vertically integrated U.S.-based upholstery fabrics manufacturing operation and toward a focus upon producing, sourcing and marketing fabrics from a variety of sources is expected to continue. For further discussion about recent changes in the company's operations, see the discussion below regarding individual business segments.

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The fiscal years ended April 30, 2006, and May 1, 2005, included 52 weeks versus 53 weeks for fiscal 2004.

Culp maintains an Internet website at www.culpinc.com. The company will make this annual report and its other annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, available free of charge on its Internet site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Information included on the company's website is not incorporated by reference into this annual report.

Segments

The company's two operating segments are mattress fabrics and upholstery fabrics. The following table sets forth certain information for each of the company's segments.

                                               Sales by Fiscal Year ($ in Millions) and
                                                   Percentage of Total Company Sales
                                  -----------------------------------------------------------------
           SEGMENT                     Fiscal 2006           Fiscal 2005           Fiscal 2004
--------------------------------  --------------------- --------------------- ---------------------
Mattress Fabrics                       $93.7     (36%)       $105.4    (37%)       $106.3    (33%)
                                  -----------------------------------------------------------------
Upholstery Fabrics
  Non-U.S.-Produced Sales              $59.2     (23%)        $31.2    (11%)        $15.7     (5%)
  U.S.-Produced Sales                 $108.2     (41%)       $149.8    (52%)       $196.1    (62%)
                                  -----------------------------------------------------------------
    Total Upholstery                  $167.4     (64%)       $181.1    (63%)       $211.8    (67%)
                                  -----------------------------------------------------------------
Total Company                         $261.1    (100%)       $286.5   (100%)       $318.1   (100%)
                                  -----------------------------------------------------------------


Additional financial information about the company's operating segments can be found in footnote 16 to the Consolidated Financial Statements included in Item 8 of this report.

Mattress Fabrics. The mattress fabrics segment, manufactures and markets mattress ticking to bedding manufacturers. These fabrics encompass woven jacquard ticking, knitted ticking and printed ticking. Culp Home Fashions, as this business is known in the trade, manufacturing facilities are located in Stokesdale, NC, and St. Jerome, Quebec, Canada. Both of these plants manufacture jacquard (damask) ticking, while the St. Jerome plant also produces yarn for internal consumption and the Stokesdale plant also produces printed ticking. The Stokesdale plant also has finished goods distribution and the division offices. Knitted ticking is sourced from a manufacturer who works closely with the company to produce fabrics according to Culp's proprietary design specifications and quality standards.

During fiscal 2005 and 2006, the company took significant steps to further enhance its competitive position in this segment by consolidating all of our mattress fabrics manufacturing into the Stokesdale and St. Jerome facilities. The company had capital expenditures in fiscal 2006 and 2005 totaling $10.0 million, of which $7.0 million pertained to a capital project involving the relocation of ticking looms from an upholstery fabric plant to the existing facilities in the U.S. and Canada along with the purchase of new weaving machines that are faster and more efficient than the equipment they replaced. Additionally, the company had a $1.2 million capital project that significantly enhances its finishing capabilities in this segment.

Upholstery Fabrics. The upholstery fabrics segment markets a variety of fabrics for residential and commercial furniture, including jacquard woven fabrics, velvets, microdenier suedes, woven dobbies, knitted fabrics, and piece-dyed woven products. Historically, the majority of upholstery fabrics have been produced in the company's U.S. manufacturing plants, but a growing percentage are now made in non-U.S. locations, including the company's facilities in China. This segment operates fabric manufacturing facilities in Graham, NC, Anderson, SC, and Shanghai, China. The segment also includes a specialty yarn manufacturing operation in Lincolnton, NC, which produces specialty yarns for the company's internal consumption.

During fiscal 2006, we revamped our U.S. upholstery fabric product strategy by offering a more select group of attractively priced, high volume decorative and velvet fabrics packaged by color and coordination, eliminating many smaller volume fabric patterns. Along with this shift in product strategy, we continued to take aggressive steps to reduce our U.S. manufacturing costs, capacity, and selling, general, and administrative expenses. The company consolidated two velvet manufacturing operations, consolidated its finished goods distribution and design centers, and closed two of its three yarn manufacturing plants. In addition, we outsourced our decorative fabrics finishing operation. The company has consolidated its sales, design, and customer service activities for two divisions that were formerly operated separately within the upholstery fabrics segment and related costs. The result of these actions has been a significant reduction in capacity and related costs for U.S. production of upholstery fabrics. These reductions have accompanied a shift in customer demand away from U.S.-produced upholstery fabrics and a resulting decrease in sales of U.S.-produced fabrics.

These developments are a continuation of a longer-term trend that has affected the company and the upholstery fabric business for the past six years. At the end of fiscal 2000, the company had fourteen manufacturing plants in the U.S. for upholstery fabric manufacturing, with total sales in the segment of $382 million. The book value of these manufacturing assets in the segment was $93 million at the end of fiscal 2000 and $52 million at the end of fiscal 2004. By comparison, there are now three U.S. manufacturing plants currently operating in the upholstery fabrics segment, with a total book value of $10 million. Total segment sales for fiscal 2006 were $167 million, and of that amount $108 million represents sales of fabrics produced in the United States. During the fourth quarter of fiscal 2006, non-U.S. produced fabrics accounted for 44% of total upholstery segment sales. For additional discussion of restructuring activities in the upholstery fabrics segment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

As industry demand for U.S.-produced fabrics has been declining, there have been significant increases in demand for and sales of the company's upholstery fabrics produced overseas. Our China operations now include three manufacturing plants near Shanghai, China. In 2003, the company began a strategy to link our strong customer relationships, design expertise and production technology with low cost fabric manufacturers in China in order to deliver enhanced value to our customers throughout the world. The operations in China began with a finishing and inspection operation, where goods woven in China by selected outside suppliers are treated with finishing processes and subjected to our quality control measures before being distributed to customers. In subsequent years, a variety of finished goods (with no further finishing needed) began to be sourced through our China operations. During the fourth quarter of fiscal 2006, the operation was expanded to include a facility where upholstery fabrics are cut and sewn into "kits" that are made to the specifications of furniture manufacturing customers in the U.S. Such "cut and sewn" operations have become an important method for furniture producers to reduce production costs by moving a larger percentage of the labor component of furniture manufacturing to lower cost environments, and the company's participation in this type of operation is an important element of our ability to grow market share. Finally, the China operation now includes a yarn sourcing initiative that sources and processes yarn for use by our U.S. manufacturing plants. Other expansions of the company's operations in China are being planned or analyzed, as this region continues to grow as a center of activity in the furniture and upholstery fabric manufacturing industries.

As the company's activities and opportunities in China continue to expand, our strategy has not changed. The company entered China with the view that we would take advantage of the variety of products and lower cost environment available in China, while still maintaining control of the "value-added" processes such as design, finishing, quality control, and logistics. This strategic approach has allowed the company to limit its investment of capital in fixed assets and to lower the costs of our products significantly, while continuing to leverage the company's design and finishing expertise, industry knowledge, and important relationships. In this way, the company maintains its ability to provide furniture manufacturers with products from every category of fabric used to cover upholstered furniture, and to meet continually changing consumer preferences.

Overview of Industry and Markets

Culp markets products primarily to manufacturers that operate in three principal markets. The mattress fabrics segment supplies the bedding industry. This market includes mattress sets (mattresses, box springs, and foundations). The upholstery fabrics segment supplies the residential and commercial furniture industries. The residential furniture market includes upholstered furniture sold to consumers for household use. Products include sofas, sleep sofas, chairs, recliners and sectionals. The commercial furniture and fabrics market includes upholstered office seating and modular office systems sold primarily for use in offices and other institutional settings, and commercial textile wall covering. The principal markets into which the company sells products are described below.

Overview of Bedding Industry

The bedding industry has experienced growth in sales in recent years, primarily due to a strong market, as well as higher average selling prices of mattresses. According to the International Sleep Products Association (ISPA), a trade association, the U.S. wholesale bedding industry accounted for an estimated $6.4 billion in sales in 2005, a 10.6% increase over 2004. The industry is comprised of over 700 manufacturers, but the largest four manufacturers accounted for more than 53% of the total wholesale shipments in 2005. The bedding industry has averaged approximately 6% annual growth over the past twenty years, with only one year experiencing a decline in sales volume. It has proven to be a stable and mature industry, and has grown despite several economic downturns over the past twenty years. This stability and resistance to economic downturns is due to replacement purchases, which account for an estimated 70% of bedding industry sales.

Unlike the residential furniture industry, which has faced intense competition from imports, the bedding industry has faced limited competition from imports. The primary reasons for this fact include: 1) the short lead times demanded by mattress retailers, 2) the limited inventories carried by retailers, 3) the customized nature of each retailer's product lines, 4) high shipping cost, and
5) the relatively low direct labor content in mattresses and 6) strong brand recognition.

The company believes that several important demographic factors are helping to support the bedding industry. In particular, the growth of the aging and affluent segment of the population has a significant impact on the bedding industry. The increasing size of homes and growth in the number of vacation and second homes also play major roles in the demand for bedding in the United States. These trends have not only driven total unit increases, they have also been a factor in the size and average selling prices of mattresses being sold in the United States. According to ISPA, while wholesale sales of bedding increased 10.6% in 2005, the number of units sold increased only 4.0%.

While a majority of bedding sales is traditional innerspring bedding, several specialty bedding producers have recorded significant sales gains in recent years. The two largest specialty bedding producers, which produce mattresses that do not use inner spring construction, together grew wholesale shipments by 27.4% in 2005. The specialty bedding segment has provided new growth opportunities for bedding producers and those companies that supply components, including fabric, to them.

Key issues facing the bedding industry include:

     o The bedding industry over the last three years has been in the transition to selling "one-sided" mattresses versus "two-sided" mattresses, which had been the industry norm for many years. All of the four largest bedding manufacturers and most others have converted their product lines to the sale of one-sided mattresses. Since a one-sided mattress uses approximately 30% less mattress ticking, overall industry demand for mattress ticking has been significantly reduced by this transition within the bedding industry.

     o Mattress manufacturers are using common SKU's and less expensive fabric for the borders, which is the ticking that goes around the side of the mattresses and box springs. Virtually all of these border fabrics are woven damask ticking of the type manufactured by the company, and this trend has caused significant pricing pressures in this category of mattress fabric.

     o The bedding industry is focusing on producing flame-resistant material that is designed to meet the State of California's new open flame mattress flammability standard, which became effective January 1, 2006. A national standard for flame resistance in bedding has now been established, and it is currently scheduled to become effective July 1, 2007. The company is continuing to monitor these standards and the various methods that mattress manufacturers and ticking makers can use to meet flammability standards.

     o There is increasing popularity of knitted mattress tickings, as opposed to woven and printed tickings. Knitted ticking was initially used primarily on premium mattresses, but these products are now being placed increasingly on mattresses at mid-range retail price points. Knitted ticking is typically used on the top panel of a mattress, while woven ticking remains the predominant fabric on the borders or sides of mattress sets.

Overview of Residential Furniture Industry

The residential furniture industry is a mature industry, with long-term growth rates generally close to the overall growth rate of the U.S. economy. According to the American Home Furnishings Alliance (AHFA), a trade association, the U.S. residential furniture industry has grown over the last 20 years from $12.7 billion in residential furniture wholesale shipments in 1985 to $26.9 billion in 2005. During the last five years, however, the residential furniture industry has been impacted by slow economic conditions, and more substantially by a structural shift to offshore sourcing, primarily from China, which has led to deflation in retail furniture prices.

Key issues facing the residential furniture industry include:

     o The sourcing of components and fully assembled furniture from overseas continues to play a major role in the residential furniture industry, with sales of imported furniture growing at a much faster rate than the overall industry. According to Furniture/Today, an industry trade publication, imports of residential furniture into the U.S. grew 11% to almost $22 billion in 2005. By far, the largest source for these imports continues to be China, which accounted for approximately 50% of total U.S. imports in 2005, up from approximately 47% in 2004. In past years, a large majority of furniture imports from China were wooden "casegoods," but there has been significant recent growth in imports of upholstered furniture components, including upholstery fabric and "cut-and-sewn kits" for furniture covers. This trend has been especially strong for leather furniture, and it now extends to other coverings, including microdenier suedes and the more traditional types of fabrics manufactured by the company. Fabrics entering the U.S. from China and other low labor cost countries are resulting in increased price competition in the upholstery fabric and upholstered furniture markets. In addition, competition in the U.S. domestic market has increased further following the January 1, 2005 expiration of the quotas imposed under the Uruguay Round Agreement on Textiles and Clothing on textile and apparel products coming into the U.S.

     o Leather upholstered furniture has been gaining market share over the last ten years. This trend has increased over the last four to five years in large part because selling prices of leather furniture have been declining significantly over this time period. Very recently, however, we believe the rate of increase appears to be leveling off, and this trend may be near its peak.

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

     o The company believes that demographic trends support the outlook for continued long-term growth in the U.S. residential furniture. In particular, "baby boomers" (people born between 1946 to 1964) are reaching their highest earning power and are the most likely group to upgrade their home decor. In addition, many of these individuals are purchasing vacation and second homes, as evidenced by the increasing number of such homes in the U.S. Additionally, the children of the "baby boomers" are entering their college years and are expected to drive the next wave of household formation in the U.S. According to the U.S. Census Bureau, the home ownership rate remained at an all-time high of 69% as of the end of calendar 2005, and the average size of homes in the U.S. continues to increase, further driving purchases of furniture.

Overview of Commercial Furniture Industry

The market for commercial furniture - furniture used in offices and other institutional settings - grew approximately 12.7% from 2004 to 2005, following a 5.1% increase the previous year. These two years of growth represent a reversal of a significant decline that had occurred over the three prior years. The commercial furniture industry declined significantly from 2001 through 2003, reflecting economic trends affecting businesses, which are the ultimate customers  in  this  industry.  According  to  the  Business  and  Institutional
Furniture Manufacturer's Association (BIFMA), a trade association, the commercial furniture market in the U.S. totaled approximately $10.1 billion in 2005 in wholesale shipments by manufacturers. Although higher than 2004, this total still represents a significant decrease from the industry's peak of $13.3 billion in 2000. From 1990 to 2000, the commercial furniture industry grew at a compound annual growth rate of 5.3%. The commercial furniture industry is largely affected by economic trends.

Products

As described above, the company's products include mattress fabrics and upholstery fabrics, which are the company's identified operating segments.

Mattress Fabrics Segment
------------------------

Mattress fabrics segment sales constituted 36% of sales in fiscal 2006, and 37% in fiscal 2005. The company has emphasized fabrics that have broad appeal at prices generally ranging from $1.35 to $7.50 per yard. The average selling price for fiscal 2006, 2005, and 2004 was $2.26, $2.33, and $2.45, respectively.

Upholstery Fabrics Segment
--------------------------

Upholstery fabrics segment sales totaled 64% of sales for fiscal 2006, and 63% in fiscal 2005. The company has emphasized fabrics that have broad appeal at "good" and "better" prices, generally ranging from $2.75 to $8.00 per yard. The average selling price for fiscal 2006, 2005, and 2004 was $4.22, $4.19, and $4.20, respectively.

We market products in all categories of fabric that manufacturers currently use for bedding and furniture. The following table indicates the product lines within each segment, and a brief description of their characteristics.

                        Culp Fabric Categories by Segment
                        ---------------------------------

   Mattress Fabrics
   ----------------

   Woven jacquards       Florals and other intricate designs.  Woven on  complex
    (damask)             looms using synthetic and natural yarns.

   Prints Variety of designs produced economically by screen printing onto a variety of base fabrics, including jacquards, knits, poly/cotton sheeting and non-wovens.

   Knits Floral and other intricate designs produced on special-width circular machines utilizing synthetic and natural yarns. Knits have inherent stretching properties and spongy softness, and conforms well with layered foam packages.

   Upholstery Fabrics
   ------------------

   Woven jacquards       Elaborate,  complex   designs   such  as  florals   and
                         tapestries    in    traditional,    transitional    and
                         contemporary styles. Woven on intricate looms using a variety of synthetic and natural yarns.

   Woven dobbies         Fabrics that use straight  lines to  produce  geometric
                         designs  such  as  plaids,   stripes   and   solids  in
                         traditional  and  country   styles.   Woven   on   less
                         complicated looms using several weaving constructions and primarily synthetic yarns.

   Velvets Soft fabrics with a plush feel. Produced with synthetic yarns, either by weaving or by "tufting" yarn into a base fabric. Basic designs such as plaids in both traditional and contemporary styles.

   Suede fabrics         Fabrics woven or  knitted using  microdenier  polyester
                         yarns, which are piece dyed and finished, usually by sanding. The fabrics are typically plain or small jacquard designs, with some being printed. These are sometimes referred to as microdenier suedes, and some are "leather look" fabrics.

Manufacturing and Sourcing

Mattress Fabrics Segment
------------------------

The mattress fabrics segment operates two manufacturing plants, located in Stokesdale, NC, and St. Jerome, Quebec, Canada. Over the past two years, we had capital expenditures of approximately $10.0 million to consolidate all of our production of woven jacquards, or damask ticking, to these two plants and to modernize the equipment in these facilities. The result has been an increase in manufacturing efficiency and a substantial reduction in operating costs. With this new manufacturing configuration, jacquard ticking is woven at both ticking plants, and printed ticking is produced at the Stokesdale, NC, facility. Finishing and inspection processes for mattress fabrics are conducted at the Stokesdale plant.

In addition to the mattress fabrics we manufacture, the company has important supply arrangements in place that allow us to source mattress ticking from strategic suppliers. A sourcing arrangement with a supplier that has established a manufacturing plant in NC, allows the company to source knitted ticking based on designs created by Culp designers. Also, a portion of our woven jacquard ticking is obtained from a supplier located in Turkey, based on designs created by Culp designers.

Upholstery Fabrics Segment
--------------------------

As of April 30,  2006,  the  company  operates  three  upholstery  manufacturing facilities in the U.S. and three in China. The U.S. facilities produce woven jacquards and dobbies, velvets, and specialty yarn for internal uses. During fiscal 2006, the company continued to significantly simplify its U.S. manufacturing operations in this segment. Currently, woven jacquards are produced in Graham, NC, while velvets are produced in Anderson, SC. Yarn production operations have been consolidated into the Lincolnton, NC plant, and the former yarn extrusion operation was sold in August 2005. In addition, in fiscal 2006 the company outsourced its U.S. decorative fabrics finishing operations to an outside provider.

Our three facilities in China are all located within the same industrial park near Shanghai. At these plants, we apply strategic value-added finishing processes to fabrics sourced from a limited number of strategic suppliers in China, and we inspect sourced fabric there as well. In addition, the Shanghai operations include a facility where sourced fabric is "cut and sewn" to provide "kits" that are designed to be placed on specific furniture frames used by one of the company's customers.

A growing portion of the upholstery fabrics segment's products, as well as certain elements of our production processes, are now being sourced from outside suppliers. The development of our facilities in China has provided a base from which to access a variety of products, including some fabrics (such as microdenier suedes) that are not produced anywhere within the U.S. We have found opportunities to develop significant relationships with key overseas suppliers that allow us to source products on a very cost effective basis while at the same time limiting our investment of capital in manufacturing assets. The company sources unfinished and finished fabrics from a limited number of strategic suppliers in China who are willing to work with the company to commit significant capacity to our needs while working with the company and its product development team to meet the demands of our customers. In addition, a significant initiative is now underway to source yarns in China, for our U.S. produced product lines.

During fiscal 2006, the upholstery fabrics segment has outsourced much of its U.S. yarn production, allowing us to close two yarn production plants. In addition, our yarn extrusion operations were sold to a vendor who now extrudes yarn for the company's use. During the past fiscal year, we have also outsourced our U.S. decorative fabric finishing operations, allowing the company to obtain those services on a variable basis at a lower unit cost from a supplier who has long-term experience in upholstery fabric finishing. As these developments have proceeded, the company has reduced the carrying value of its fixed assets committed to U.S. upholstery fabric manufacturing from $32 million at the end of fiscal 2005 to $10 million at the end of fiscal 2006. The company continues to look for ways to lower production costs by outsourcing certain elements of our manufacturing operations, while still maintaining control over the critical value-added components of the business, such as product development, design and quality control.

Product Design and Styling

Consumer tastes and preferences related to upholstered furniture and bedding change over time. The use of new fabrics and designs remains an important consideration for manufacturers to distinguish their products at retail and to capitalize on changes in preferred colors, patterns and textures. Culp's success is largely dependent on our ability to market fabrics with appealing designs and patterns.

The process of developing new designs involves maintaining an awareness of broad fashion and color trends both in the United States and internationally. The company has developed a design and product development team that searches continually for new ideas and for the best sources of raw materials, yarns and fabrics, both domestic and international. The team then develops product offerings using these ideas and materials, taking both fashion trends and cost considerations into account, to offer products designed to meet the needs of furniture manufacturers and ultimately the desires of consumers. Upholstery fabric designs are introduced at major fabric trade conferences that occur twice a year in the United States (June and December).

Mattress ticking designs are introduced, once annually, during the summer to fall time frame. Additionally, the company works closely with its customers, throughout the year, on new design introductions.

Distribution

Mattress Fabrics Segment
------------------------

All of the company's shipments of mattress ticking originate from our manufacturing facility in Stokesdale, NC. Through arrangements with major customers and in accordance with industry practice, the company maintains a significant inventory of mattress fabrics at our distribution facility in Stokesdale, so that products may be shipped to customers with short lead times and on a "just in time" basis.

Upholstery Fabrics Segment
--------------------------

The majority of the company's upholstery fabrics are marketed on a "make to order" basis and are shipped directly from our distribution facilities in Burlington, NC, and Shanghai, China. In addition, an inventory comprising a limited number of fabric patterns is held at distribution facilities in Tupelo, MS, and Shanghai, China, from which customers can obtain fabrics on a "purchase from stock" basis.

Sources and Availability of Raw Materials

Mattress Fabrics Segment
------------------------

Raw materials account for approximately 70% of ticking production costs. The mattress fabrics segment purchases synthetic yarns (polypropylene, polyester and rayon), rayon staple fiber, certain greige (unfinished) goods, latex adhesives, laminates, dyes and other chemicals. Most of these materials are available from several suppliers, and prices fluctuate based on supply and demand, the general rate of inflation, and particularly on the price of petrochemical products. Much of the rayon yarn used to produce mattress fabric is spun at the company's Canadian facility. The mattress fabrics segment has generally not had significant difficulty in obtaining raw materials.

Upholstery Fabrics Segment
--------------------------

Raw materials account for approximately 50%-60% of upholstery fabric manufacturing costs. This segment purchases synthetic yarns (polypropylene, polyester, acrylic and rayon), acrylic staple fiber, latex adhesives, dyes and other chemicals from various suppliers.

As the upholstery fabric segment has moved to outsource more of its yarn requirements, it has become more dependent upon suppliers for components yarn. The company still produces a portion of our yarn in a company facility, but the more commonly available yarn types are purchased from third parties. The yarns produced by the company are mainly specialty yarns, such as wrap spun yarns, that are not generally available outside the company. In addition, we have outsourced a number of our U.S. upholstery fabric manufacturing services, to suppliers, such as extrusion of yarn and upholstery fabric finishing. As the reliance on outside suppliers for basic production needs such as base fabrics, yarns, and finishing services has increased, the upholstery fabrics segment has become more vulnerable to price increases, delays, or production interruptions caused by problems within businesses that we do not control.

During the fourth quarter of fiscal 2005, Solutia, Inc., which was our only supplier for acrylic fiber, exited the acrylic fiber business. In response to this event, the upholstery fabrics segment identified certain international suppliers as alternative sources for procuring acrylic fiber. Longer lead times and less certainty of delivery times associated with offshore suppliers have required the company to carry a larger inventory of acrylic fiber to accommodate this change in supply for one of its major raw materials.

Both Segments
-------------

Many of our basic raw materials are petrochemical products or are produced from such products. For this reason, our material costs are especially sensitive to changes in prices for petrochemicals and the underlying price of oil. Recent increases in market prices for oil have caused significant increases in the raw materials costs of both of the company's segments.

In addition, the financial condition and performance of a number of U.S.-based yarn suppliers has been severely impacted by the reductions in the overall size of the U.S. textile industry over the last several years. These conditions have increased the risk of business failures or further consolidations among the company's yarn suppliers to the North American-based portions of our business. The company expects this situation to cause additional disruptions and pricing pressures in the company's supply of yarns obtained in the U.S. as overall demand for textiles produced in the U.S. declines.

Seasonality

Mattress Fabrics Segment
------------------------

The ticking business and the bedding industry in general are slightly seasonal, with sales being the highest in late spring and late summer, with another peak in mid-winter.

Upholstery Fabrics Segment
--------------------------

The upholstery fabrics business is somewhat seasonal, with increased sales during the company's second and fourth fiscal quarters. This seasonality results from one-week closings of our manufacturing facilities, and the facilities of most of our customers in the United States, during the company's first and third fiscal quarters for the holiday weeks of July 4th and Christmas. This effect is becoming less pronounced as a larger portion of our fabrics are produced or sold in locations outside the United States.

Competition

Competition for the company's products is high and is based primarily on price, design, quality, timing of delivery and service.

Mattress Fabrics Segment
------------------------

The mattress ticking market is concentrated in a few relatively large suppliers. We believe our principal mattress ticking competitors are Bekaert Textiles B.V., Blumenthal Print Works, Inc., Burlington Industries (now a part of International Textile Group, or ITG) and several smaller companies producing knitted ticking.

Upholstery Fabrics Segment
--------------------------

In the upholstery fabric market, we compete against a large number of producers, ranging from a few large manufacturers comparable in size to the company to small producers, and a growing number of "converters" of fabrics. We believe our principal upholstery fabric competitors are Joan Fabrics Corporation (including its Mastercraft division), Richloom Fabrics, Specialty Textile, Inc. (or STI), Quaker Fabric Corporation and Merrimack Fabrics.

Until approximately five years ago, overseas producers of upholstery fabric had not historically been a source of significant competition for the company. Recent trends, however, have shown significant increased competition in U.S. markets by foreign producers of upholstery fabric, furniture components and finished upholstery furniture, as well as increased sales in the U.S. of leather furniture produced overseas (which competes with upholstered furniture for market share). Foreign manufacturers often are able to produce upholstery fabric and other components of furniture with significantly lower raw material and production costs (especially labor) than those of the company's U.S. operations and other U.S.-based manufacturers. The company competes with lower cost foreign goods on the basis of design, quality, reliability and speed of delivery. In addition, as discussed above, the company has established operations in China to facilitate the sourcing and finishing of goods produced in China.

The trend in the upholstery fabrics industry to greater overseas competition and the entry of more converters (companies who buy and re-sell, but do not manufacture fabrics) has caused the upholstery fabrics industry to become substantially more fragmented in recent years, with lower barriers to entry. This has resulted in a larger number of competitors selling upholstery fabrics, with an increase in competition based on price.

Environmental and Other Regulations

The company is subject to various federal and state laws and regulations, including the Occupational Safety and Health Act and federal and state environmental laws, as well as similar laws governing our manufacturing facility in Canada. The company periodically reviews its compliance with such laws and regulations in an attempt to minimize the risk of violations.

Our operations involve a variety of materials and processes that are subject to environmental regulation. Under current law, environmental liability can arise from previously owned properties, leased properties and properties owned by third parties, as well as from properties currently owned and leased by the company. Environmental liabilities can also be asserted by adjacent landowners or other third parties in toxic tort litigation.

In addition, under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), and analogous state statutes, liability can be imposed for the disposal of waste at sites targeted for cleanup by federal and state regulatory authorities. Liability under CERCLA is strict as well as joint and several.

We are periodically involved in environmental claims or litigation and requests for information from environmental regulators. Each of these matters is carefully evaluated, and the company provides for environmental matters based on information presently available. Based on this information, the company does not believe that environmental matters will have a material adverse effect on either the company's financial condition or results of operations. However, there can be no assurance that the costs associated with environmental matters will not increase in the future.

Employees

As of April 30, 2006, the company had approximately 1,300 employees, compared to approximately 1,900 at the end of fiscal 2005. The number of employees has been reduced substantially over the past several years in connection with the company's restructuring initiatives and efforts to reduce U.S. manufacturing costs, as well as initiatives to outsource certain operations such as finishing and yarn extrusion (see table below).

The hourly employees at our manufacturing facility in Canada (approximately 16% of the company's workforce) are represented by a local, unaffiliated union. The collective bargaining agreement for these employees was renewed in 2005 and expires on February 1, 2008. The company is not aware of any efforts to organize any more of our employees, and we believe our relations with our employees are good.

The following table illustrates the changes in the location of the company's workforce and number of employees over the past five years.

                                                                    Number of Employees
                                       -------------------------------------------------------------------------------
                                         Fiscal 2006     Fiscal 2005     Fiscal 2004     Fiscal 2003     Fiscal 2002
                                       --------------- --------------- --------------- --------------- ---------------
Mattress Fabrics Segment                         351             372             362             387             392
                                       --------------- --------------- --------------- --------------- ---------------

Upholstery Fabrics Segment
  United States                                  659           1,404           1,915           2,100           2,614
  China                                          270             109              40               0               0
                                       --------------- --------------- --------------- --------------- ---------------
    Total Upholstery Fabrics Segment             929           1,513           1,955           2,100           2,614
                                       --------------- --------------- --------------- --------------- ---------------

Unallocated corporate                              3               3               3               3               3
                                       --------------- --------------- --------------- --------------- ---------------

  Total                                        1,283           1,888           2,320           2,490           3,009
                                       --------------- --------------- --------------- --------------- ---------------

Customers and Sales

Mattress Fabrics Segment
------------------------

Major customers include the leading bedding manufacturers: Sealy, Serta (National Bedding), and Simmons. The loss of one or more of these customers would have a material adverse effect on the company. Our mattress ticking customers also include many small and medium-size bedding manufacturers.

Upholstery Fabrics Segment
--------------------------

Major customers are leading manufacturers of upholstered furniture, including Ashley, Bassett, Benchcraft, Berkline, Best Home Furnishings, Flexsteel, Furniture Brands International (Broyhill, Thomasville, and Lane/Action), Klaussner Furniture and La-Z-Boy (La-Z-Boy Residential, Bauhaus, England, and Clayton Marcus). Major customers for the company's fabrics for commercial furniture include HON Industries and Global Upholstery. Our two largest customers in the upholstery fabrics segment are La-Z-Boy Incorporated and Furniture Brands International, Inc., the loss of either of which would have a material adverse effect on the company. The company's sales to La-Z-Boy accounted for approximately 12.7% of the company's total net sales in fiscal 2006. Patrick H. Norton, the recently retired Chairman of La-Z-Boy, serves on our board of directors.

The following table sets forth the company's net sales by geographic area by amount and percentage of total net sales for the three most recent fiscal years.

Net Sales by Geographic Area

                                    (dollars in thousands)

                                        Fiscal 2006                Fiscal 2005                Fiscal 2004
                                        -----------                -----------                -----------

United States                      $213,552       81.7%       $254,249       88.7%       $282,865       88.8%
                                   ---------  ---------       ---------  ---------       ---------  ---------
North America                        18,944        7.3          22,503        7.9          26,740        8.4
(Excluding USA)
Far East and Asia                    28,104       10.8           8,690        3.0           6,954        2.2
All other areas                         501        0.2           1,056        0.4           1,557        0.6
                                   ---------  ---------       ---------  ---------       ---------  ---------
  Subtotal (International)           47,549       18.3          32,249       11.3          35,251       11.2
                                   ---------  ---------       ---------  ---------       ---------  ---------
  Total                            $261,101      100.0%       $286,498      100.0%       $318,116      100.0%
                                   =========  =========       =========  =========       =========  =========

For additional segment information, see note 16 in the consolidated financial statements.

Backlog

Mattress Ticking Segment
------------------------

The backlog for mattress ticking is not a reliable predictor of future shipments because the majority of sales are on a just-in-time basis.

Upholstery Fabrics Segment
--------------------------

Although it is difficult to predict the amount of backlog that is "firm," the company has reported the portion of the upholstery fabric backlog from customers with confirmed shipping dates within five weeks of the end of the fiscal year. On April 30, 2006, the portion of the upholstery fabric backlog with confirmed shipping dates prior to June 4, 2006 was $14.8 million, all of which are expected to be filled early during fiscal year 2007, as compared to $12.5 million as of the end of fiscal 2005 (for confirmed shipping dates prior to June 5, 2005).


                              ITEM 1A. RISK FACTORS

Our business is subject to risks and uncertainties. In addition to the matters described above under "Cautionary Statement Concerning Forward-Looking Information," set forth below are some of the risks and uncertainties that could cause a material adverse change in our results of operations or financial condition.

Restructuring initiatives create short-term costs that may not be offset by increased savings or efficiencies.

Over the past several years, we have undertaken significant restructuring activities, which have involved closing manufacturing plants, realigning manufacturing assets, and changes in product strategy. These actions are intended to lower manufacturing costs and increase efficiency, but they involve significant costs, including the write-off or write-down of assets, severance costs for terminated employees, contract termination costs, equipment moving costs, and similar charges. These charges have caused a decrease in earnings in the short-term. In addition, during the time that restructuring activities are underway, manufacturing inefficiencies are caused by moving equipment, realignment of assets, personnel changes, and by the consolidation process for certain functions. Unanticipated difficulties in restructuring activities or delays in accomplishing our goals could cause the costs of our restructuring initiatives to be greater than anticipated and the results achieved to be significantly lower, which would negatively impact our results of operations and financial condition.

Our sales have been declining, and we have reported net losses in each of the past eight (8) fiscal quarters ending April 30, 2006.

We may not be able to restore the upholstery fabrics segment to consistent profitability. Our overall sales declined almost 9% during the past fiscal year, and they have declined by more than 32% since fiscal 2002. In the upholstery fabrics segment, sales are down significantly, and they have been declining rapidly for U.S. produced fabrics. We have undertaken a number of significant restructuring actions in recent years to address our profitability, including
(i) consolidating production assets and purchasing more efficient equipment in the mattress fabrics segment, (ii) closing a number of U.S. manufacturing facilities in the upholstery fabrics segment, (iii) establishing upholstery fabrics facilities in China to take advantage of a lower cost environment and greater product diversity, and (iv) outsourcing certain production functions, in the U.S., including yarn production, and finishing of decorative fabrics. Successful completion of our restructuring plans depends on a number of variables, including our ability to consolidate certain functions, manage manufacturing processes with lower direct involvement, managing a longer supply chain, and similar issues. Sales continue to decline in both segments. There is no assurance that we will be able to manage our restructuring activities successfully to restore the company, especially the upholstery fabrics segment, to profitability.

Increased reliance on offshore operations and foreign sources of products or raw materials increases the likelihood of disruptions to our supply chain or our ability to deliver products to our customers on a timely basis.

During recent years, the company has established operations in China, and in addition we have been purchasing an increasing share of our products and raw materials from offshore sources, primarily in China. At the same time, our domestic manufacturing capacity for the upholstery fabrics segment has been greatly reduced. These changes have caused the company to place greater reliance on a much longer supply chain and on a larger number of suppliers that we do not control, which are inherently subject to greater risks of delay or disruption. In addition, operations and sourcing in foreign areas are subject to the risk of changing local governmental rules, taxes, changes in import rules or customs, potential political unrest, or other threats that could disrupt or increase the costs of operating in foreign areas or sourcing products overseas. Also, changes in relative values of currencies could increase our costs. Any of the risks associated with foreign operations and sources could cause unanticipated increases in operating costs or disruptions in business, which could negatively impact the company's ultimate financial results.

We may have difficulty managing the outsourcing arrangements increasingly being used by the company for products and services.

The company is relying more on outside sources for various products and services, including raw material, greige (unfinished) fabrics, finished fabrics, and services such as weaving and finishing. Increased reliance on outsourcing lowers our capital investment and fixed costs, but it decreases the amount of control that we have over certain elements of our production capacity. Interruptions in our ability to obtain raw materials, other required products or services from our outside suppliers on a timely and cost effective basis, especially if alternative suppliers cannot be immediately obtained, could disrupt our production and damage our financial results.

Further write-offs or write-downs of upholstry fabric segment assets would result in a decrease in our earnings.

The company has long-lived assets, consisting mainly of property, plant and equipment. Accounting rules require that these assets be tested for impairment of their valuation at least annually, as well as upon the occurrence of certain events. When assets are taken out of service, which has occurred recently on several occasions in connection with our restructuring activities, they must be tested for impairment, which can result in significant write-downs in the value of those assets. Restructuring activities and other tests for impairment have resulted and could in the future result in the write-down of a portion of our long-lived assets and a corresponding reduction in earnings and net worth. In fiscal 2006, the company experienced asset write-downs of approximately $6.0 million, all in the upholstry fabrics segment.

Write-offs of assets or weak financial performance could cause us to breach financial covenants in our debt agreements.

At the end of fiscal 2006, the company had $47.7 million of long-term debt, of which approximately $42.4 million was owed on unsecured senior notes issued in 1998. Under the debt agreements that govern our long-term debt, we are required to maintain compliance with certain financial covenants, including minimum tangible net worth, debt to tangible capitalization, debt to capital, and interest and lease payment coverage. The company has been able to maintain compliance with these financial covenants. However, in some cases the "cushion" between the required financial covenants and our actual financial performance has been shrinking. For example, our tangible net worth has decreased significantly in recent years due to asset write-offs and operating losses. Additional write-offs of assets or continued operating losses would decrease the company's tangible net worth further, which could lead to a breach of financial covenants and a default under our loan agreements. In particular, we reported a deferred income tax asset of $27.3 million as of April 30, 2006. Our continued ability to carry this deferred tax asset on our balance sheet at its full value depends upon our ability to generate taxable income in the future attributable to U.S. operations. A write-off of a portion or all of this asset would cause a breach of the minimum tangible net worth covenant that applies to our unsecured senior notes. A breach of our debt covenants would give the lenders under our long term debt agreements the right to declare all of the debt immediately due and payable and to terminate our right to obtain further borrowings. If such an event occurred, it is unlikely that we would be able to repay all of our debt from current resources, and there is no assurance that we would be able to find alternative sources of financing.

Changes in the price, availability and quality of raw materials could increase our costs or cause production delays and sales interruptions, which would result in decreased earnings.

The company depends upon outside suppliers for most of its raw material needs, and increasingly we rely upon outside suppliers for component materials such as yarn and unfinished fabrics, as well as for certain services such as finishing and weaving. Fluctuations in the price, availability and quality of these goods and services could have a negative effect on our production costs and ability to meet the demands of our customers, which would affect our ability to generate sales and earnings. In many cases, we are not able to pass through increased costs of raw materials or increased production costs to our customers through price increases. In particular, many of our basic raw materials are petrochemical products or are produced from such products. For this reason, our material costs are especially sensitive to changes in prices for petrochemicals and the underlying price of oil. Increases in prices for oil, petrochemical products or other raw materials and services provided by outside suppliers could significantly increase our costs and negatively affect earnings.

Increases in energy costs would increase our operating costs and could adversely affect earnings.

Higher prices for electricity, natural gas and fuel increase our production and shipping costs. A significant shortage, increased prices, or interruptions in the availability of these energy sources would increase the costs of producing and delivering products to our customers, and would be likely to adversely affect our earnings. In many cases, we are not able to pass along the full extent of increases in our production costs to customers through price increases. During fiscal 2006, energy prices increased significantly, in part due to supply disruptions caused by hurricanes. Although some price increases were implemented to offset the effect of these increased costs, we were not able to fully recoup these costs, and operating margins were negatively affected. Further increases in energy costs could have a negative effect on our earnings.

Business difficulties or failures of large customers could result in a decrease in our sales and earnings.

The company currently has several customers that account for a substantial portion of its sales. In the mattress fabric segment, several large bedding manufacturers have large market shares and comprise a significant portion of our mattress fabric sales. In the upholstery fabrics segment, La-Z-Boy Inc. accounted for 13% of consolidated net sales during fiscal 2006, and several other large furniture manufacturers comprised a significant portion of sales. A business failure or other significant financial difficulty by one or more of our major customers could cause a significant loss in sales, an adverse effect on our earnings, and collection of our trade accounts receivable.

If we are unable to manage our cash effectively, we will not have funds available to repay debt and to maintain the flexibility necessary for successful operation of our business.

Our ability to meet our cash obligations depends on our operating cash flow, access to trade credit, and our ability to borrow under our debt agreements. In addition to the cash needs of operating our business, we have substantial debt repayments that are due over the next several years on our unsecured senior notes (see note 10 to the consolidated financial statements). During the past fiscal year, in spite of incurring losses, we were able to generate substantial cash flow through reductions of working capital. Our ability to generate cash flow going forward will rely to a heavier degree on our ability to generate profits from our business, and we have not been able to generate earnings on a consistent basis in recent quarters. If we are not able to generate cash during the coming year, we may not be able to provide the funds needed to operate and maintain our business or to make payments on our debt as they become due.

Further loss of market share due to competition would result in further declines in sales and could result in additional losses or decreases in earnings.

Our business is highly competitive, and in particular the upholstery fabric industry is fragmented and is experiencing an increase in the number of competitors. As a result, we face significant competition from a large number of competitors, both foreign and domestic. We compete with many other manufacturers of fabric, as well as converters who source fabrics from various producers and market them to manufacturers of furniture and bedding. In many cases, these fabrics are sourced from foreign suppliers who have a lower cost structure than the company. The highly competitive nature of our business means we are constantly subject to the risk of losing market share. Our sales have decreased significantly over the past five years due in part to the increased number of competitors in the marketplace, especially foreign sources of fabric. As a result of increased competition, there have been deflationary pressures on the prices for many of our products, which makes it more difficult to pass along increased operating costs such as raw materials, energy or labor in the form of price increases and puts downward pressure on our profit margins. Also, the large number of competitors and wide range of product offerings in our business can make it more difficult to differentiate our products through design, styling, finish and other techniques.

If we fail to anticipate and respond to changes in consumer tastes and fashion trends, our sales and earnings may decline.

Demand for various types of upholstery fabrics and mattress coverings change over time due to fashion trends and changing consumer tastes for furniture and bedding. Our success in marketing our fabrics depends upon our ability to anticipate and respond in a timely manner to fashion trends in home furnishings. If we fail to identify and respond to these changes, our sales of these products may decline. In addition, incorrect projections about the demand for certain products could cause the accumulation of excess raw material or finished goods inventory, which could lead to inventory write-downs and further decreases in earnings.

An  economic  downturn  could  result in a decrease  in our sales and  earnings.

Overall demand for our products depends upon consumer demand for furniture and bedding, which is subject to variations in the general economy. Because purchases of furniture or bedding are discretionary purchases for most individuals and businesses, demand for these products is sometimes more easily influenced by economic trends than demand for other products. Economic downturns can affect consumer spending habits and demand for home furnishings, which reduces the demand for our products and therefore could cause a decrease in our sales and earnings.

We are subject to litigation and environmental regulations that could adversely impact our sales and earnings.

We are, and in the future may be, a party to legal proceedings and claims, including environmental matters, product liability and employment disputes, some of which claim significant damages. We face the continual business risk of exposure to claims that our business operations have caused personal injury or property damage. We maintain insurance against product liability claims and in some cases have indemnification agreements with regard to environmental claims, but there can be no assurance that these arrangements will continue to be available on acceptable terms or that such arrangements will be adequate for liabilities actually incurred. Given the inherent uncertainty of litigation, there can be no assurance that claims against the company will not have a material adverse impact on our earnings or financial condition. We are also subject to various laws and regulations in our business, including those relating to environmental protection and the discharge of materials into the environment. We could incur substantial costs as a result of noncompliance with or liability for cleanup or other costs or damages under environmental laws or other regulations.

The company must comply with a number of governmental regulations applicable to our business, and changes in those regulations could adversely affect our business.

Our products and raw materials are and will continue to be subject to regulation in the United States by various federal, state and local regulatory authorities. In addition, other governments and agencies in other jurisdictions regulate the manufacture, sale and distribution of our products and raw materials. For example, standards for flame resistance of fabrics have been recently introduced in the state of California, and additional standards are scheduled to apply on a nationwide basis beginning July 1, 2007. Also, rules and restrictions regarding the importation of fabrics and other materials, including custom duties, quotas and other regulations, are continually changing. Environmental laws, labor laws, tax regulations and other regulations also continually affect our business. All of these rules and regulations can and do change from time to time, which can increase our costs or require us to make changes in our manufacturing processes, product mix, sources of products and raw materials, or distribution. Changes in the rules and regulations applicable to our business may negatively impact our sales and earnings.

The company's market capitalization and shareholders equity have fallen below the level required for continued listing on the New York Stock Exchange.

Our common stock is currently traded on the New York Stock Exchange (NYSE). Under the NYSE's current listing standards, we are required to have market capitalization or shareholders equity of more than $75 million to maintain compliance with continued listing standards. The company's market capitalization is now below $75 million, and as of the end of fiscal 2006 our shareholders' equity was $74.5 million. As a result, the company will be listed as "below compliance" with NYSE listing standards, and we must submit a plan regarding our ability to return to compliance with these standards. If the company is not able to return to compliance with the NYSE standards, our stock will be delisted from trading on the NYSE, resulting in the need to find another market on which our stock can be listed or causing our stock to cease to be traded on an active market, which could result in a reduction in the liquidity for our stock and a reduction in demand for our stock.

                       ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

                               ITEM 2. PROPERTIES

The company's headquarters are located in High Point, North Carolina. As of the end of fiscal 2006, the company owned or leased ten (10) active and three (3) inactive manufacturing or distribution facilities, and a corporate headquarters. The following is a list of the company's principal administrative, manufacturing and distribution facilities. The manufacturing facilities and distribution centers are organized by segment.

                                                                                Approx.
                                                                              Total Area      Expiration
Location                                 Principal Use                         Sq. Ft.)       of Lease (1)
--------                                 -------------                         --------       ------------

o    Administrative:
       High Point, North Carolina        Corporate headquarters and              55,000           Owned
                                         upholstery fabric division
                                         offices

o    Mattress Fabrics:
       Stokesdale, North Carolina        Manufacturing, distribution,           220,000           Owned
                                         and division offices
       St. Jerome, Quebec, Canada        Manufacturing                          202,500           Owned

o    Upholstery Fabrics:
       Graham, North Carolina            Manufacturing - decorative fabrics     341,000           Owned
       Anderson, South Carolina          Manufacturing - velvets                 99,000           Owned
       Lincolnton, North Carolina        Manufacturing - specialty yarns         78,000           Owned
       Burlington, North Carolina        Finished goods distribution            275,000            2007
       Tupelo, Mississippi               Regional distribution                   57,000            2018
       Shanghai, China                   Manufacturing and offices               69,000            2006
       Shanghai, China                   Manufacturing and distribution         100,000            2008
       Shanghai, China                   Manufacturing and warehousing           90,000            2009
o    Inactive
       Chattanooga, Tennessee            Idle                                   290,000            2008
       Burlington, North Carolina (2)    Idle                                   302,000           Owned
       Shelby, North Carolina (3)        Idle                                   101,000           Owned
------------------------------------------------
(1)  Includes all options to renew, except for inactive properties
(2)  Facility is under  contract to be sold during the second  quarter of fiscal
     2007.
(3)  The company sold this facility in May 2006.

The company believes that its facilities are in good condition, well-maintained and suitable and adequate for present utilization. Due to the significant restructuring efforts in the upholstery fabrics segment during fiscal 2006, including closing multiple plant locations, determining an accurate measure of capacity segment is difficult. In the mattress fabrics segment, however, management has estimated that the company has manufacturing capacity to produce approximately 5% more products (measured in yards) than it sold during fiscal 2006. In addition, the company has the ability to source additional mattress ticking and upholstery fabrics from outside suppliers, further increasing its ultimate output of finished goods.

                            ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which the company, or its subsidiaries, is a party or of which any of their property is the subject that are required to be disclosed under this item.

                       ITEM 4. SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter ended April 30, 2006.


                                     PART II

                   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON
                    EQUITY, RELATED STOCKHOLDER MATTERS, AND
                      ISSUER PURCHASES OF EQUITY SECURITIES

Registrar and Transfer Agent

     Computershare Trust Company, N.A.
     c/o Computershare Investor Services
     Post Office Box 43023
     Providence, Rhode Island 02940-3023
     (800) 254-5196
     (781) 575-2879 (Foreign shareholders)
     www.computershare.com\equiserve
     -------------------------------

As of April 30, 2006, the company's market capitalization and shareholders' equity have fallen below the level required for continued listing on the NYSE. Under the NYSE's current listing standards, the company is required to have market capitalization or shareholders' equity of more than $75 million to maintain compliance with continued listing standards. The company's market capitalization is now below $75 million, and as of April 30, 2006, its shareholders equity was $74.5 million. As a result, the company will be listed as "below compliance" with NYSE listing standards, and the company must submit a plan regarding its ability to return to compliance with these standards. If the company is not able to return to compliance with NYSE standards, its stock will be delisted from trading on the NYSE. See "Risk Factors."

Stock Listing

Culp, Inc. common stock is traded on the New York Stock Exchange under the symbol CFI. As of April 30, 2006, Culp, Inc. had approximately 1,500 shareholders based on the number of holders of record and an estimate of individual participants represented by security position listings.

Analyst Coverage

These analysts cover Culp, Inc.:

     BB&T Capital Markets - Joel Havard
     Morgan Keegan - Laura Champine, CFA
     Raymond, James & Associates - Budd Bugatch, CFA
     Value Line - Craig Sirois

See Item 6, Selected Financial Data, and selected Quarterly Data in Item 8, for market and dividend information regarding the company's common stock.

                         ITEM 6. SELECTED FINANCIAL DATA

                                                                                                        percent
                                                      fiscal    fiscal    fiscal    fiscal    fiscal     change
(amounts in thousands, except per share amounts)       2006      2005      2004      2003      2002   2006/2005
----------------------------------------------------------------------------------------------------------------
INCOME (LOSS) STATEMENT DATA
  net sales                                      $  261,101   286,498   318,116   339,646   382,574      (8.9) %
  cost of sales (6)                                 237,233   260,341   259,794   282,073   319,717      (8.9)
----------------------------------------------------------------------------------------------------------------
     gross profit                                    23,868    26,157    58,322    57,573    62,857      (8.8)
  selling, general, and administrative expenses
   (6)                                               28,954    35,357    41,019    40,040    48,059     (18.1)
  goodwill impairment/amortization                        -     5,126         -         -     1,395    (100.0)
  restructuring (credit) expense and asset
   impairment (6)                                    10,273    10,372    (1,047)   12,981    10,368      (1.0)
----------------------------------------------------------------------------------------------------------------
     income (loss) from operations                  (15,359)  (24,698)   18,350     4,552     3,035     (37.8)
  interest expense                                    4,010     3,713     5,528     6,636     7,907       8.0
  interest income                                      (126)     (134)     (376)     (596)     (176)     (6.0)
  early extinguishment of debt                            -         -     1,672         -         -         -
  other expense                                         634       517       750       805     1,444      22.6
----------------------------------------------------------------------------------------------------------------
     income (loss) before income taxes              (19,877)  (28,794)   10,776    (2,293)   (6,140)    (31.0)
  income taxes                                       (8,081)  (10,942)    3,556    (1,557)   (2,700)    (26.1)
----------------------------------------------------------------------------------------------------------------
     income (loss) before cumulative effect of
      accounting change                             (11,796)  (17,852)    7,220      (736)   (3,440)    (33.9)
  cumulative effect of accounting change, net of
   income tax                                             -         -         -   (24,151)        -         -
----------------------------------------------------------------------------------------------------------------
     net income (loss)                           $  (11,796)  (17,852)    7,220   (24,887)   (3,440)     33.9
----------------------------------------------------------------------------------------------------------------
  depreciation (7)                               $   14,362    18,884    13,642    13,990    17,274     (23.9)
----------------------------------------------------------------------------------------------------------------
  weighted average shares outstanding                11,567    11,549    11,525    11,462    11,230       0.2
  weighted average shares outstanding, assuming
   dilution                                          11,567    11,549    11,777    11,462    11,230       0.2
----------------------------------------------------------------------------------------------------------------
PER SHARE DATA
  basic income (loss) per share:
     income (loss) before cumulative effect of
      accounting change                          $    (1.02)    (1.55)     0.63     (0.06)    (0.31)      N.M
     cumulative effect of accounting change               -         -         -     (2.11)        -         -
----------------------------------------------------------------------------------------------------------------
     net income (loss)                           $    (1.02)    (1.55)     0.63     (2.17)    (0.31)    34.03
----------------------------------------------------------------------------------------------------------------

  diluted income (loss) per share:
     income (loss) before cumulative effect of
      accounting change                          $    (1.02)    (1.55)     0.61     (0.06)    (0.31)      N.M
     cumulative effect of accounting change               -         -         -     (2.11)        -         -
----------------------------------------------------------------------------------------------------------------
     net income (loss)                           $    (1.02)    (1.55)     0.61     (2.17)    (0.31)     34.0
----------------------------------------------------------------------------------------------------------------

  book value                                           6.39      7.43      8.95      8.33     10.52     (13.9)
----------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
  operating working capital (5)                  $   44,907    56,471    64,441    61,937    76,938     (20.5) %
  property, plant and equipment, net                 44,639    66,032    77,770    84,962    89,772     (32.4)
  total assets                                      157,467   176,123   193,816   218,153   287,713     (10.6)
  capital expenditures                                6,470    14,360     6,747    12,229     4,729     (54.9)
  long-term debt (1)                                 47,722    50,550    51,030    76,500   108,484      (5.6)
  shareholders' equity                               74,523    85,771   103,391    95,765   119,065     (13.1)
  capital employed (3)                              122,245   136,321   154,421   172,265   227,549     (10.3)
----------------------------------------------------------------------------------------------------------------
RATIOS & OTHER DATA
  gross profit margin                                   9.1%      9.1%     18.3%     17.0%     16.4%
  operating income (loss) margin                      (5.9)%    (8.6)%      5.8%      1.3%      0.8%
  net income (loss) margin before cumulative effect of
   accounting change                                  (4.5)%    (6.2)%      2.3%    (0.2)%    (0.9)%
  effective income tax rate                            40.7%     38.0%     33.0%     67.9%     44.0%
  long-term debt to total capital employed ratio
   (1)                                                 39.0%     37.1%     33.0%     44.4%     47.7%
  operating working capital turnover (5)                5.0       4.8       5.2       5.0       4.5
  days sales in receivables                              41        37        35        35        41
  inventory turnover                                    5.4       5.2       5.3       5.3       5.4
----------------------------------------------------------------------------------------------------
STOCK DATA
  stock price
     high                                        $     5.23      9.10     12.28     17.89     10.74
     low                                               3.83      4.20      5.05      3.75      2.12
     close                                             4.64      4.70      8.61      5.00      9.30
  P/E ratio (2)
     high (4)                                           N.M.      N.M.       20       N.M.      N.M.
     low (4)                                            N.M.      N.M.        8       N.M.      N.M.
  daily average trading volume (shares)                12.5      21.1      55.9      92.3      24.9
----------------------------------------------------------------------------------------------------

(1)  Long-term debt includes long- and current maturities of long-term debt.
(2)  P/E ratios based on trailing 12-month net income (loss) per share
(3)  Capital employed includes long-term debt and shareholders' equity
(4)  N.M - Not meaningful
(5) Operating working capital for this calculation is accounts receivable, inventories and accounts payable
(6) The company incurred restructuring and related charges in fiscal 2006, 2005, 2003, and 2002. See note 2 of the company's consolidated financial statements
(7) Includes accelerated depreciation of $5.0 and $6.0 million for fiscal 2006 and 2005, respectively.

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes attached thereto.

Overview

The company's fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The years ended April 30, 2006 and May 1, 2005 each included 52 weeks. The company's operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures and sells fabrics to bedding manufacturers. The upholstery fabrics segment manufacturers and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

The company evaluates the operating performance of its segments based upon income (loss) from operations before restructuring and related charges or credits, goodwill impairment, and certain unallocated corporate expenses. Unallocated corporate expenses represent primarily compensation and benefits for certain executive officers and all costs related to being a public company. Segment assets include assets used in the operation of each segment and consist of accounts receivable, inventories, and property, plant and equipment.

The company's net sales for fiscal 2006 decreased 8.9% to $261.1 million, compared with $286.5 million for fiscal 2005. The company reported a net loss of $11.8 million, or $1.02 per share diluted, compared with a net loss of $17.9 million, or $1.55 per share diluted in fiscal 2005. Restructuring and related charges of $17.9 million were included in the net loss for fiscal 2006. In addition, restructuring and related charges of $18.0 million and goodwill impairment of $5.1 million were included in the net loss for fiscal 2005. The overall sales decline reflects lower sales in both operating segments. The sales decline in the upholstery fabrics segment was attributable to continued soft demand industry-wide for U.S. produced fabrics, driven by consumer preference for leather and suede furniture and other imported fabrics, including an increasing amount of cut and sewn kits. This sales decline in domestically produced upholstery fabrics was partially offset by the growth in sales from non-U.S. produced upholstery fabrics from the company's China operations. Sales of non-U.S. produced fabrics were $59.2 million, up 89.4% from $31.3 million fiscal 2005. In the mattress ticking segment, the sales decline was due to overall softness in industry sales of mattresses in the first half of fiscal 2006, and a decline in demand for printed ticking, which has become a less popular category. Also impacting mattress fabrics sales in fiscal 2006 was industry-wide shortage of polyurethane foam used by mattress manufacturers related to disruptions from hurricane activity on the Gulf Coast in the second quarter of fiscal 2006. In addition to the restructuring and related charges that lowered operating income in fiscal 2006, the company's financial performance was further impacted by higher raw material costs, the underutilization of the company's U.S. manufacturing capacity and manufacturing variances related to restructuring actions in the upholstery fabrics segment, and duty customs assessments and manufacturing variances related to the start-up of a capital project in the first and second quarters of fiscal 2006 in the mattress ticking segment.

In fiscal 2006, the company implemented two major restructuring initiatives in the upholstery fabrics segment, both of which were designed to bring U.S. manufacturing capacity in line with demand, reduce costs, increase asset utilization and improve profitability. In addition, in an effort to offset the loss in sales of U. S. produced upholstery fabric products, the company expanded its sourcing and marketing of upholstery fabric produced internationally, primarily from China. These measures are part of the company's continuing efforts to meet demand from consumers for certain types of fabrics, as well as serve the growing segment of the company's customer base that is establishing or expanding production in international areas. As a result of the company's offshore efforts, including its China platform, the company is experiencing higher sales of upholstery fabrics products produced outside the company's U. S. manufacturing plants, a trend that is expected to continue.

Results of Operations

The following table sets forth certain items in the company's consolidated statements of income (loss) as a percentage of net sales.

                                                       2006      2005      2004
                                                       ----      ----      ----
Net sales                                             100.0%    100.0%    100.0%
Cost of sales                                          90.9      90.9      81.7
                                                      -----     -----     -----
   Gross profit                                         9.1       9.1      18.3
Selling, general and administrative expenses           11.1      12.3      12.9
Goodwill impairment                                     0.0       1.8       0.0
Restructuring (credit) expense and asset
 impairments                                            3.9       3.6      (0.3)
                                                      -----     -----     -----
   Income (loss) from operations                       (5.9)     (8.6)      5.8
Interest expense, net                                   1.5       1.3       1.6
Early extinguishment of debt                            0.0       0.0       0.5
Other expense                                           0.2       0.2       0.2
                                                      -----     -----     -----
   Income (loss) before income taxes                   (7.6)    (10.1)      3.4
Income taxes *                                         40.7      38.0      33.0
                                                      -----     -----     -----
   Net income (loss)                                   (4.5)%    (6.2)%     2.3%
                                                      =====     =====     =====

*  Calculated as a percentage of income (loss) before income taxes


The following tables set forth the company's sales, gross profit and operating income (loss) by segment for the fiscal years ended April 30, 2006, May 1, 2005 and May 2, 2004.

                                   CULP, INC.
           SALES, GROSS PROFIT AND OPERATING INCOME (LOSS) BY SEGMENT
               FOR THE YEARS ENDED APRIL 30, 2006 AND MAY 1, 2005

                             (Amounts in thousands)

                                                                         YEARS ENDED
                                              ------------------------------------------------------------------
                                                       Amounts                          Percent of Total Sales
                                              -------------------------                -------------------------
                                               April 30,       May 1,       % Over      April 30,       May 1,
Net Sales by Segment                              2006          2005        (Under)        2006          2005
--------------------------------------------  -----------   -----------   -----------  -----------   -----------
Mattress Fabrics                             $    93,688       105,432        (11.1)%       35.9 %        36.8 %
Upholstery Fabrics                               167,413       181,066         (7.5)%       64.1 %        63.2 %
                                              -----------   -----------   -----------  -----------   -----------

   Net Sales                                 $   261,101       286,498         (8.9)%      100.0 %       100.0 %
                                              ===========   ===========   ===========  ===========   ===========

Gross Profit by Segment                                                                   Gross Profit Margin
--------------------------------------------                                           -------------------------

Mattress Fabrics                             $    13,579        16,819        (19.3)%       14.5 %        16.0 %
Upholstery Fabrics                                14,909        16,899        (11.8)%        8.9 %         9.3 %
                                              -----------   -----------   -----------  -----------   -----------
   Subtotal                                       28,488        33,718        (15.5)%       10.9 %        11.8 %

Restructuring Related Charges                     (4,620)(1)    (7,561)(4)    (38.9)%       (1.8)%        (2.6)%
                                              -----------   -----------   -----------  -----------   -----------

   Gross Profit                              $    23,868        26,157         (8.8)%        9.1 %         9.1 %
                                              ===========   ===========   ===========  ===========   ===========

Selling, General and Administrative
 Expenses by Segment                                                                       Percent of Sales
--------------------------------------------                                           -------------------------

Mattress Fabrics                             $     6,724         7,430         (9.5)%        7.2 %         7.0 %
Upholstery Fabrics                                15,863        23,334        (32.0)%        9.5 %        12.9 %
Unallocated Corporate Expenses                     3,345         4,480        (25.3)%        1.3 %         1.6 %
                                              -----------   -----------   -----------  -----------   -----------
   Subtotal                                       25,932        35,244        (26.4)%        9.9 %        12.3 %

Restructuring Related Charges                      3,022 (2)       113 (5)  2,574.3 %        1.2 %         0.0 %
                                              -----------   -----------   -----------  -----------   -----------

   Selling, General and
    Administrative expenses                  $    28,954        35,357        (18.1)%       11.1 %        12.3 %
                                              ===========   ===========   ===========  ===========   ===========

                                                                                            Operating Income
Operating Income (Loss) by Segment                                                           (Loss) Margin
--------------------------------------------                                           -------------------------

Mattress Fabrics                             $     6,855         9,389        (27.0)%        7.3 %         8.9 %
Upholstery Fabrics                                  (954)       (6,435)        85.2 %       (0.6)%        (3.6)%
Unallocated Corporate Expenses                    (3,345)       (4,480)        25.3 %       (1.3)%        (1.6)%
                                              -----------   -----------   -----------  -----------   -----------
   Subtotal                                        2,556        (1,526)       267.5 %        1.0 %        (0.5)%

Goodwill Impairment                                    0        (5,126)(6)   (100.0)%        0.0 %        (1.8)%
Restructuring and Related Charges                (17,915)(3)   (18,046)(7)     (0.7)%       (6.9)%        (6.3)%
                                              -----------   -----------   -----------  -----------   -----------

   Operating Loss                            $   (15,359)      (24,698)        37.8 %       (5.9)%        (8.6)%
                                              ===========   ===========   ===========  ===========   ===========

Depreciation by Segment
--------------------------------------------

Mattress Fabrics                             $     3,662         3,635          0.7 %
Upholstery Fabrics                                 5,740         9,227        (37.8)%
                                              -----------   -----------   -----------
   Subtotal                                        9,402        12,862        (26.9)%
Accelerated Depreciation                           4,960         6,022        (17.6)%
                                              -----------   -----------   -----------
Total Depreciation                           $    14,362        18,884        (23.9)%
                                              ===========   ===========   ===========

(1)  The $4.6 million represents  restructuring  related charges of $2.0 million
     for  inventory  markdowns,   $1.9  million  for  accelerated  depreciation,
     $665,000 for operating costs associated with the closing of or closed plant facilities.
(2)  The $3.0 million represents accelerated depreciation.
(3)  The $17.9  million  represents  restructuring  and related  charges of $6.0 million for  write-downs  of  buildings  and  equipment,  $5.0  million for accelerated  depreciation,  $2.2  million for asset  movement  costs,  $2.0 million for inventory  markdowns,  $1.7 million for  termination  benefits,
     $665,000 for operating costs associated with the closing of or closed plant facilities,  and $316,000 for lease  termination  and other exit costs.  Of this total  charge,  $10.3  million,  $4.6  million,  and $3.0 million were included in restructuring expense, cost of sales, and selling, general, and administrative expenses, respectively.
(4)  The $7.6 million represents  restructuring  related charges of $6.0 million for accelerated depreciation and $1.6 million for inventory markdowns.
(5)  The $113,000 represents accelerated depreciation.
(6)  The $5.1 million  represents a goodwill  impairment  charge  related to the
     Culp Decorative Fabrics division within the upholstery fabrics segment.
(7)  The $18.0 million  represents  $6.0 million for  accelerated  depreciation,
     $5.7 million for  write-downs  of  buildings  and  equipment,  $2.5 million related to asset  movement  costs,  $2.2  million  related  to  termination benefits,  and $1.6 million for inventory markdowns.  Of this total charge,
     $10.4 million,  $7.6 million,  and $113,000 were included in  restructuring expense, cost of sales, and selling,  general, and administrative expenses, respectively.

                                   CULP, INC.
           SALES, GROSS PROFIT AND OPERATING INCOME (LOSS) BY SEGMENT
                 FOR THE YEARS ENDED MAY 1, 2005 AND MAY 2, 2004

                             (Amounts in thousands)

                                                                         YEARS ENDED
                                              ------------------------------------------------------------------
                                                       Amounts                          Percent of Total Sales
                                              -------------------------                -------------------------
                                                May 1,        May 2,        % Over       May 1,        May 2,
Net Sales by Segment                             2005          2004         (Under)       2005          2004
--------------------------------------------  -----------   -----------   -----------  -----------   -----------
Mattress Fabrics                             $   105,432       106,322        (0.8) %       36.8 %        33.4 %
Upholstery Fabrics                               181,066       211,794       (14.5) %       63.2 %        66.6 %
                                              -----------   -----------   -----------  -----------   -----------

   Net Sales                                 $   286,498       318,116        (9.9) %      100.0 %       100.0 %
                                              ===========   ===========   ===========  ===========   ===========


Gross Profit by Segment                                                                   Gross Profit Margin
--------------------------------------------                                           -------------------------

Mattress Fabrics                             $    16,819        23,376       (28.1) %       16.0 %        22.0 %
Upholstery Fabrics                                16,899        34,946       (51.6) %        9.3 %        16.5 %
                                              -----------   -----------   -----------  -----------   -----------
   Subtotal                                       33,718        58,322       (42.2) %       11.8 %        18.3 %

Restructuring related charges                     (7,561)(1)         0      (100.0) %       (2.6)%         0.0 %
                                              -----------   -----------   -----------  -----------   -----------

   Gross Profit                              $    26,157        58,322       (55.2) %        9.1 %        18.3 %
                                              ===========   ===========   ===========  ===========   ===========


Selling, General and Administrative
 Expenses by Segment                                                                       Percent of Sales
--------------------------------------------                                           -------------------------

Mattress Fabrics                             $     7,430         8,390       (11.4) %        7.0 %         7.9 %
Upholstery Fabrics                                23,334        28,110       (17.0) %       12.9 %        13.3 %
Unallocated corporate expenses                     4,480         4,519        (0.9) %        1.6 %         1.4 %
                                              -----------   -----------   -----------  -----------   -----------
   Subtotal                                       35,244        41,019       (14.1) %       12.3 %        12.9 %

Restructuring related charges                        113 (2)         0      (100.0) %        0.0 %         0.0 %
                                              -----------   -----------   -----------  -----------   -----------

   Selling, General and Administrative
    expenses                                 $    35,357        41,019       (13.8) %       12.3 %        12.9 %
                                              ===========   ===========   ===========  ===========   ===========

                                                                                            Operating Income
Operating Income (loss) by Segment                                                           (Loss) Margin
--------------------------------------------                                           -------------------------

Mattress Fabrics                             $     9,389        14,986       (37.3) %        8.9 %        14.1 %
Upholstery Fabrics                                (6,435)        6,836      (194.1) %       (3.6)%         3.2 %
Unallocated corporate expenses                    (4,480)       (4,519)       (0.9) %       (1.6)%        (1.4)%
                                              -----------   -----------   -----------  -----------   -----------
   Subtotal                                       (1,526)       17,303      (108.8) %       (0.5)%         5.4 %

Goodwill impairment                               (5,126)(3)         0      (100.0) %       (1.8)%         0.0 %
Restructuring and related charges and credits    (18,046)(4)     1,047 (5)(1,823.6) %       (6.3)%         0.3 %
                                              -----------   -----------   -----------  -----------   -----------

   Operating income (loss)                   $   (24,698)       18,350      (234.6) %       (8.6)%         5.8 %
                                              ===========   ===========   ===========  ===========   ===========


Depreciation by Segment
--------------------------------------------

Mattress Fabrics                             $     3,635         3,753        (3.1) %
Upholstery Fabrics                                 9,227         9,889        (6.7) %
                                              -----------   -----------   -----------
   Subtotal                                       12,862        13,642        (5.7) %
Accelerated Depreciation                           6,022             0       100.0  %
                                              -----------   -----------   -----------
Total Depreciation                           $    18,884        13,642        38.4  %
                                              ===========   ===========   ===========


(1) The $7.6 million represents restructuring related charges of $6.0 million for accelerated depreciation and $1.6 million for inventory write-downs.
(2)  The $113,000 represents accelerated depreciation.
(3)  The $5.1 million represents  goodwill impairment charge related to the Culp
     Decorative Fabrics division within the upholstery fabrics segment.
(4) The $18.0 million represents $6.0 million for accelerated depreciation, $5.7 million for write-downs of buildings and equipment, $2.5 million related to asset movement costs, $2.2 million related to termination benefits, and $1.6 million for inventory markdowns. Of this total charge, $10.4 million, $7.6 million, and $113,000 was included in restructuring expense, cost of sales, and selling, general, and administrative expenses, respectively.
(5) The $1.0 million restructuring credit represents adjustment of accrued employee benefit and other plant closing costs related to the shutdown of the Chattanooga, TN and Lumberton, NC operations.

2006 compared with 2005

The company's net sales for fiscal 2006 decreased 8.9% to $261.1 million compared to $286.5 million for fiscal 2005. The company reported a net loss of $11.8 million, or $1.02 per share diluted, compared to a net loss of $17.9 million, or $1.55 per share diluted in fiscal 2005. Restructuring and related charges of $17.9 million were included in the net loss for fiscal 2006. In addition, restructuring and related charges of $18.0 million and goodwill impairment of $5.1 million were included in the net loss for fiscal 2005.

During fiscal 2006, the company implemented two major restructuring initiatives, the September 2005-Upholstery Fabrics and August 2005-Upholstery Fabric plans. A detailed explanation of the significant restructuring plans is presented in the "Restructuring and Related Charges" section below. The total charges incurred for all of the company's restructuring plans were $17.9 million. Of the total charges, $10.3 million was recorded in restructuring expense, $4.6 million was recorded in cost of sales, and $3.0 million was recorded in selling, general, and administrative expenses in the 2006 Consolidated Statement of Loss.

Restructuring and Related Charges

Fiscal 2006

September 2005-Upholstery Fabrics: On September 27, 2005, the company's board of directors approved a strategic alliance with Synthetics Finishing, a division of TSG Incorporated, to provide finishing services to the company for its domestically produced decorative upholstery fabrics and collaborate with the company on research and product development activities. As a result, the company closed its finishing plant in Burlington, NC, thereby reducing the number of associates by approximately 100 people.

During fiscal 2006, total restructuring and related charges incurred were $1.4 million, of which $533,000 related to employee termination benefits, $419,000 related to asset movement costs, $238,000 related to accelerated depreciation, $177,000 related to write-downs of equipment, and $10,000 related to operating costs associated with the closing of the plant facility. Of the total charge, $1.1 million was recorded in restructuring expense and $245,000 was recorded in cost of sales in the 2006 Consolidated Statement of Loss.

August 2005-Upholstery Fabrics: In August 2005, the company's board of directors approved a restructuring plan within the upholstery fabrics segment designed to reduce the company's U.S. yarn manufacturing operations. The company sold its polypropylene yarn extrusion equipment (with a book value of $2.3 million) located in Graham, NC to American Fibers and Yarns Company, the company's supplier for polypropylene yarn, for $1.1 million payable in cash. Pursuant to terms of the sale agreement, the company has a long-term supply contract with American Fibers and Yarns Company to continue to provide the company with polypropylene yarn at prices tied to a published index.

The  company's  board of  directors  also  approved  further  reductions  in the company's yarn operations by closing the company's facility in Shelby, NC and consolidating the yarn operations into the Lincolnton, NC facility. The company is outsourcing the open-end yarns previously produced at the Shelby, NC facility. As a result, the company has one yarn plant in Lincolnton, NC for producing wrap-spun yarns and a small texturizing yarn operation in Graham, NC. Overall, these actions reduced the number of associates by approximately 100 people.

During fiscal 2006, total restructuring and related charges incurred were $5.5 million, of which $2.6 million related to write-downs of building and equipment, $1.2 million related to accelerated depreciation, $567,000 related to employee termination benefits, $565,000 related to inventory markdowns, $394,000 related to operating costs associated with the closing of the plant facility, $175,000 related to asset movement costs, and $11,000 related to lease termination costs. Of this total charge, $3.4 million was recorded in restructuring expense and $2.1 million was recorded in cost of sales in the 2006 Consolidated Statement of Loss.

Fiscal 2005

April 2005-Upholstery Fabrics: In April 2005, the board of directors approved a restructuring plan within the upholstery fabrics segment designed to reduce costs, increase asset utilization, and improve profitability. The restructuring plan included consolidation of the company's two velvet fabrics manufacturing operations, fixed manufacturing cost reductions in the decorative fabrics operation, and significant reductions in selling, general, and administrative expenses within the upholstery fabrics segment. Another element of the restructuring plan was a substantial reduction in raw material and finished goods stock keeping units or SKUs, to simplify manufacturing processes, increase productivity and reduce inventories. The company relocated velvet production equipment from the manufacturing facility in Burlington, NC, to its other velvet plant in Anderson, SC, resulting in significant reductions of fixed manufacturing costs. The Burlington, NC facility is currently being utilized as an inspection and distribution facility for fabrics imported from offshore sources and for finished goods warehousing of domestically produced upholstery fabrics. Also, the company combined its sales, design, and customer service activities within the upholstery fabrics segment. As a result, on June 30, 2005 the company sold two buildings, both located in Burlington, NC, consisting of approximately 140,000 square feet for proceeds of $2,850,000. These initiatives significantly reduced the company's selling, general, and administrative expenses. Overall, these restructuring actions have reduced the number of associates by 350 people.

During fiscal 2006, the total restructuring and related charges incurred were $8.8 million, of which approximately $3.5 million related to accelerated depreciation, $2.3 million related to write-downs of equipment, $1.5 million related to inventory markdowns, $557,000 related to asset movement costs, $529,000 related to employee termination benefits primarily from headcount reductions within the upholstery fabrics segment, and $435,000 related to lease termination costs. Of this total charge, $3.7 million was recorded in restructuring expense, $2.1 million was recorded in cost of sales, and $3.0 million was recorded in selling, general, and administrative expenses in the 2006 Consolidated Statement of Loss.

During fiscal 2005, the total restructuring and related charges incurred were $7.1 million, of which approximately $4.3 million related to write-downs of building and equipment, $1.9 million related to employee termination benefits, $874,000 related to accelerated depreciation and inventory markdowns, and $47,000 related to lease termination costs. Of this total charge, $6.2 million was recorded in restructuring expense, $761,000 was recorded in cost of sales, and $113,000 was recorded in selling, general, and administrative expenses in the 2005 Consolidated Statement of Loss.

October 2004-Upholstery Fabrics: In October 2004, the board of directors approved a restructuring plan within the upholstery fabrics segment aimed at reducing costs, increasing asset utilization and improving profitability. Due to continued pressure on demand in this segment, management decided to adjust the company's cost structure and bring U.S. manufacturing capacity in line with current and expected demand. The restructuring plan principally involved consolidation of the company's decorative fabrics weaving operations by closing Culp's facility in Pageland, SC, and consolidating those operations into the Graham, NC facility. Additionally, the company consolidated its yarn operations by integrating the production of the Cherryville, NC plant into the company's Shelby, NC facility. Another element of the restructuring plan was a substantial reduction in certain raw material and finished goods stock keeping units, or SKUs, to reduce manufacturing complexities and lower costs, with the ongoing objective of identifying and eliminating products that were not generating acceptable volumes or margins. These initiatives significantly reduced the company's selling, general, and administrative expenses. Overall, these restructuring actions reduced the number of associates by approximately 250 people.

During fiscal 2006, the total restructuring and related charges incurred were $2.4 million, of which approximately $1.3 million related to asset movement costs, $1.0 million related to write-downs of equipment, $88,000 related to employee termination benefits to reflect current estimates of future health care claims, $52,000 related to operating costs associated with the closing of the plant facilities, and $3,000 related to lease termination costs. Of this total charge, $2.3 million was recorded in restructuring expense, and $52,000 in cost of sales in the 2006 Consolidated Statement of Loss.

During fiscal 2005, the total restructuring and related charges incurred were $16.3 million, of which approximately $6.8 million related to accelerated depreciation and inventory markdowns, $5.1 million of goodwill impairment, which represented all of the remaining goodwill associated with the upholstery fabrics segment, $2.4 million related to asset movement costs, $1.3 million related to write-downs of buildings and equipment, and $722,000 related to employee termination benefits. Of the total charge, $4.4 million was recorded in restructuring expense and $6.8 million was recorded in cost of sales in the 2005 Consolidated Statement of Loss.

Segment Analysis

Mattress Fabrics Segment

Net Sales -- For fiscal 2006, the mattress fabrics segment reported net sales of $93.7 million compared with $105.4 million for fiscal 2005. Mattress fabrics sales represented approximately 36% of total sales for fiscal 2006, down from 37% in fiscal 2005. Mattress ticking yards sold during fiscal 2006 were 41.5 million compared with 45.0 million yards sold in fiscal 2005, a decrease of 7.6%. This trend reflects the overall softness in industry sales for mattresses, a decline in demand for printed ticking, which has become a less popular category, and the industry-wide shortage of polyurethane foam used by mattress manufacturers related to disruptions from the hurricane activity in the Gulf Coast in the second quarter of fiscal 2006. The average selling price for fiscal 2006 was $2.26 compared with $2.33 in fiscal 2005. The lower pricing trend reflects the ongoing shift mattress manufacturers are making to less expensive common border ticking, which is the fabric that goes on the side of mattresses and box springs. While prices in all product lines have continued to trend lower, the product mix began to change throughout fiscal 2006 with a higher percentage of sales of knitted ticking, which has a higher average selling price. The company expects knitted ticking to account for an increasingly higher percentage of ticking sales as demand for this category is expected to increase.

Operating income -- For fiscal 2006, the mattress fabrics segment reported operating income of $6.9 million, or 7.3% of sales, compared with $9.4 million, or 8.9% of sales, for fiscal 2005. During fiscal 2006, operating income was affected by duty assessments from U.S. customs totaling $864,000, higher raw material prices that were not offset by customer surcharges (price increases), and manufacturing variances related to the start-up of the $7.0 million capital project in the first and second quarters of fiscal 2006.

Starting in fiscal 2005, the company took aggressive steps to address the strategic challenges facing its business in this segment. The company reduced operating costs by consolidating its mattress ticking operations. The $7.0 million capital project involved relocating ticking looms from a higher cost upholstery fabric plant to existing ticking facilities in the U. S. and Canada and the purchase of new weaving machines that are faster and more efficient than the equipment they replaced. This transition was completed in the second quarter of fiscal 2006. Second, to partially offset higher material costs, the company implemented a price increase of approximately three percent in this segment during the fourth quarter of fiscal 2005. Also, the company placed more design emphasis on new products with higher margins. As a result of these actions, operating income increased from 5.9% in the first quarter, to 6.9% in the second quarter, to 7.9% in the third quarter, and to 8.4% in the fourth quarter of fiscal 2006.

Segment Assets-- Segment assets consist of accounts receivable, inventory and property, plant and equipment. As of April 30, 2006, accounts receivable and inventory totaled $21.2 million, compared to $25.0 million at the end of fiscal 2005. Also as of April 30, 2006, property, plant and equipment totaled $25.4 million, compared to $26.7 million at the end of fiscal 2005. Included in property, plant and equipment are assets located in the U. S. totaling $12.9 million and $12.2 million at April 30, 2006 and May 1, 2005, respectively.

Upholstery Fabrics Segment

Net Sales -- Upholstery fabric sales for fiscal 2006 were $167.4 million, down 8% to $181.1 million for fiscal 2005. Upholstery fabrics sales represented approximately 64% of total sales for fiscal 2006, up from 63% in fiscal 2005. Upholstery fabric yards sold during fiscal 2006 were 39.7 million versus 43.2 million in fiscal 2005, a decline of 8.2%. Average selling price was $4.22 per yard for fiscal 2006 compared with $4.19 per yard in fiscal 2005. The lower sales reflect continued soft demand industry-wide for U.S. produced fabrics, driven by consumer preference for leather and suede furniture and other imported fabrics, including an increasing amount of cut and sewn kits. However, in fiscal 2006, the company continued to source and market upholstery fabrics produced internationally, primarily in China. These measures are part of the company's continuing efforts to meet consumer preferences for certain types of fabrics, as well as to serve the growing segment of the company's customer base that is establishing or expanding furniture production in international areas. As a result of the company's production and offshore sourcing efforts, including its China platform, the company is experiencing higher sales of upholstery fabric products produced outside of the company's U. S. manufacturing plants. For fiscal 2006, these sales increased 89% from fiscal 2005 and accounted for $59.2 million, or 35% of upholstery fabric sales, in fiscal 2006. Sales of fabric produced offshore of $31.3 million accounted for 17% of upholstery fabric sales for fiscal 2005. The growth in offshore produced fabrics is a trend that is expected to continue.

A major component of the company's offshore business is its China operation, which began manufacturing operations during the fourth quarter of fiscal 2004. This initiative involves a strategy to link the company's existing customer relationships, design expertise and production technology with low-cost fabric manufacturing in China, while continuing to maintain high quality standards. The company is currently leasing three facilities in the Shanghai region of China, where fabrics sourced in China are inspected and tested to assure compliance with the company's quality standards before shipment to its customers. In many cases, additional value-added finishing steps are applied to the fabrics in China before shipment. The company's offshore business represents a significant growth opportunity in an increasing global furniture and fabrics market place. The company's U. S. customers have continued to move an increasing amount of their fabric purchases, including cut and sewn kits, to China, and the company is in position to meet their fabric needs.

Operating Loss -- Operating loss for fiscal 2006 was $954,000, or 0.6% of sales, compared with an operating loss of $6.4 million, or 3.6% of sales, for fiscal 2005. These results reflect continued growth in sales and profits of non-U.S. produced fabrics, lower U.S. manufacturing fixed costs and variances, and lower selling, general, and administrative expenses. Since the beginning of fiscal 2006, the company has revamped its U.S. upholstery fabric product strategy by offering a more select group of attractively priced, high volume decorative and velvet fabrics that are well packaged by color and coordination, utilizing an increasing amount of lower cost imported yarns. Over this time period, the company has significantly reduced stock keeping units, or SKUs, of lower volume products that do not fit the company's U.S. operating model, including the discontinuation of the U.S. produced printed upholstery fabrics. As a result, the company has reduced its product complexity going forward. Along with this shift in product strategy, the company has taken aggressive steps since the beginning of fiscal 2006 to reduce its U.S. manufacturing costs and capacity and employment levels. The company consolidated two velvet manufacturing operations and consolidated its finished goods distribution and design centers. Also, the company closed two of its three yarn manufacturing plants and outsourced these yarns to current suppliers. In addition, the company completed the outsourcing for its decorative fabrics finishing operation and closed this plant at the end of the fiscal year. The company has also combined its sales, design, and customer service activities for two divisions that were formerly operated separately within the upholstry fabrics segment, resulting in a more unified approach to service its customers. As a result of these activities, the company has reduced selling, general, and administrative expenses for the upholstery fabrics segment by 32% for fiscal 2006.

Non-U.S. Produced Sales - Sales of upholstery fabrics produced outside the company's U.S. manufacturing operations, including fabrics produced at our China facility, were up 89% in fiscal 2006 compared to fiscal 2005 and accounted for approximately 35% of upholstery fabric sales for fiscal 2006. Management believes that the development of its China platform represents a significant growth opportunity for the company. As the company's U.S. customers have continued to move an increasing amount of their fabric purchases to Asia, the company has moved with them and responded with an operation designed to meet their needs. A key component of this platform is the fabric finishing and inspection facility located near Shanghai. A key element of the the company's strategy is to control the value-added finishing and inspection process, thereby assuring customers that the company's fabrics will meet or exceed U.S. quality standards.

U.S. Produced Sales - As previously discussed, management has continued to take very aggressive actions over the past year to bring U.S. manufacturing costs and capacity in line with current and expected demand trends. As a result of these activities, the company now has three U.S. manufacturing facilities operating in the upholstery fabrics segment - one for velvet fabrics, one for decorative fabrics, and one for specialty yarns. As of April 30, 2006, the book value of the company's U.S. based upholstery fabrics fixed assets is $9.8 million, compared with approximately $32 million at the end of fiscal 2005. As of April 30, 2006, the company had assets held for sale with a carrying value of $3.1 million. These assets held for sale are expected to be sold in fiscal 2007 for this amount. Total U.S. employment in the company's upholstery fabric operations was 660 at the end of fiscal 2006 compared with 1404 at the end of fiscal 2005. This reconfiguration reflects the company's goal to be a more market driven company with fewer fixed assets and also substantially reduces our risk level going forward.

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

Segment Assets -- Segment assets consist of accounts receivable, inventory and property, plant and equipment. As of April 30, 2006, accounts receivable and inventory totaled $44.6 million, compared to $54.4 million at the end of fiscal 2005. Also as of April 30, 2006, property, plant and equipment totaled $19.2 million, compared to $39.3 million at the end of fiscal 2005. Included in property, plant and equipment are assets located in the U. S. totaling $9.8 million and $32.0 million for April 30, 2006 and May 1, 2005, respectively. These balances exclude various other corporate allocations totaling $4.1 million and $4.2 million at April 30, 2006 and May 1, 2005, respectively.

Other Corporate Expenses

Selling, General and Administrative Expenses - Selling, general, and administrative expenses of $29.0 million for fiscal 2006 decreased $6.4 million, or 18.1%, from fiscal 2005. As a percent of net sales, SG&A expenses decreased to 11.1% from 12.3% in fiscal 2005. Included in the $29.0 million was $3.0 million in accelerated depreciation associated with the company's design and distribution centers sold in June 2005. The 26.4% decrease to the remaining $26.0 million for fiscal 2006 compared to $35.4 million for fiscal 2005 was primarily due to significant cost reductions resulting from restructuring activities in the upholstery fabrics segment.

Interest Expense (Income) -- Interest expense for fiscal 2006 increased to $4.0 million from $3.7 million in fiscal 2005 due to the addition of a real estate loan in October of 2005. Interest income decreased to $126,000 from $134,000 in fiscal 2005 due to lower invested balances in fiscal 2006.

Income Taxes -- The effective income tax rate (taxes as a percentage of loss before income taxes for fiscal 2006 and 2005) was 40.7% in fiscal 2006 compared with 38.0% for fiscal 2005. The increase in the effective income tax rate reflects losses from the company's U.S. operations combined with lower income tax rates on income from foreign sources.

As of April 30, 2006, the company had net deferred income tax assets of $27.2 million, an increase of $10.1 million over net deferred income tax assets of $17.1 million recorded as of May 1, 2005. This increase results primarily from the federal and state tax benefits recorded for the loss from U. S. operations for fiscal 2006 (see note 9 in the Notes to Consolidated Financial Statements).

2005 compared with 2004

The company's net sales for fiscal 2005 decreased 10% to $286.5 million; and the company reported a net loss of $17.9 million, or $1.55 per share diluted, versus net income of $7.2 million, or $0.61 per share diluted, in fiscal 2004. Restructuring and related charges of $18.1 million and goodwill impairment of $5.1 million were included in the net loss for fiscal 2005. In addition, restructuring credits of $1.0 million and an early extinguishment of debt charge of $1.7 million were included in net income for fiscal 2004.

Mattress Fabrics Segment

Net Sales -- For fiscal 2005, the mattress fabrics segment reported sales of $105.4 million compared with $106.3 million for fiscal 2004. Mattress fabrics sales represented approximately 37% of total sales for fiscal 2005, up from 33% in fiscal 2004. Mattress ticking yards sold during fiscal 2005 were 45.0 million compared with 43.0 million yards sold in fiscal 2004, an increase of 4.5%. This increase in yards sold was noteworthy because it occurred as the bedding industry completed the transition to selling predominantly one-sided mattresses, which utilize about one-third less mattress ticking. The average selling price for mattress ticking was $2.33 per yard compared to $2.45 per yard in fiscal 2004, a decrease of 5.0%.

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

Segment Assets-- Segment assets consist of accounts receivable, inventory and property, plant and equipment. As of May 1, 2005, accounts receivable and inventory totaled $25.0 million, compared to $24.6 million at the end of fiscal 2004. Also as of May 1, 2005, property, plant and equipment totaled $26.7 million, compared to $23.1 million at the end of fiscal 2004. Included in property, plant and equipment were assets located in the U.S. totaling $12.2 million and $9.8 million at May 1, 2005 and May 2, 2004, respectively.

Upholstery Fabrics Segment

Net Sales -- Upholstery fabric sales for fiscal 2005 decreased $30.7 million, or 14.5%, to $181.1 million. Upholstery fabric yards sold during fiscal 2005 were
42.4 million versus 49.6 million in fiscal 2004, a decline of 14.5%. Average selling price was $4.19 per yard for fiscal 2005 compared with $4.20 per yard in fiscal 2004. The lower sales dollars and yards reflected continued soft demand industry wide for U.S. produced fabrics, as a result of consumer preferences for leather and suede furniture and growing competition from imported fabrics and cut and sewn kits, primarily from China.

In fiscal 2005, the company implemented several initiatives to source and market upholstery fabrics produced internationally, primarily in Asia. As a result of the company's production and offshore sourcing efforts, including the China platform, the company experienced higher sales of upholstery fabric products produced outside of the company's U.S. manufacturing plants. For fiscal 2005, these sales doubled over the prior year and accounted for approximately $31.3 million or 17% of upholstery fabric sales in fiscal 2005. Sales of fabric produced offshore of $15.6 million accounted for approximately 7% of upholstery fabric sales for fiscal 2004.

Operating income (loss) -- Operating loss for fiscal 2005 was $6.4 million or 3.6% of sales, compared with operating income of $6.8 million, or 3.2% of sales, for fiscal 2004. The decrease in segment operating income as compared to fiscal 2004 was primarily due to underutilization of the company's U.S. manufacturing capacity and manufacturing variances related to restructuring activities. Additionally, the upholstery fabrics segment experienced higher raw material costs in fiscal 2005 due mainly to the increase in cost of petroleum based products.

During the fourth quarter of fiscal 2005, the company's supplier for acrylic fiber, Solutia, exited the acrylic fiber business. In response to this event, the company identified certain international suppliers as alternative sources for procuring acrylic fiber. However, in transitioning away from using Solutia, the company incurred higher fiber costs and increased inventory levels. To partially offset higher raw material prices, the company implemented a price increase of approximately three to four percent on domestically produced upholstery fabrics.

Segment Assets -- Segment assets consist of accounts receivable, inventory and property, plant and equipment. As of May 1, 2005, accounts receivable and inventory totaled $54.4 million, compared to $55.1 million at the end of fiscal 2004. Also as of May 1, 2005, property, plant and equipment totaled $39.3 million, compared to $54.6 million at the end of fiscal 2004. Included in property, plant and equipment were assets located in the U.S. totaling $32.5 million and $51.5 million for May 1, 2005 and May 2, 2004, respectively. The total of $32.5 million excludes allocations of various other corporate allocations totaling $4.2 million.

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

As of May 1, 2005, the company had net deferred income tax assets of $17.1 million, an increase of $12.0 million over net deferred income tax assets of $5.1 million recorded at the fiscal year ended May 2, 2004. This increase resulted primarily from the federal and state tax benefits recorded for the loss from U.S. operations for fiscal 2005.

Handling Costs

The company records warehousing costs in selling, general and administrative expenses. These costs were $4.2 million, $4.4 million and $4.6 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Warehousing costs include the operating expenses of the company's various finished goods distribution centers, such as personnel costs, utilities, building rent and material handling equipment lease expense. Had these costs been included in cost of sales, gross profit would have been $19.7 million, or 7.5%, in fiscal 2006, $21.8 million, or 7.6%, in fiscal 2005, and $53.7 million, or 16.8%, in fiscal 2004.

Liquidity and Capital Resources

The company's sources of liquidity include cash and cash equivalents, cash flow from operations and amounts available under its revolving credit line. These sources have been adequate for day-to-day operations and capital expenditures. The company believes its sources of liquidity continue to be adequate to meet its current needs. Cash and cash equivalents as of April 30, 2006 increased to $9.7 million from $5.1 million at the end of fiscal 2005. The company improved cash flow from operations to $10.3 million in fiscal 2006 compared with $4.0 million in fiscal 2005. In addition, the company received cash proceeds from the sale of buildings and equipment as part of the company's restructuring activities of $4.0 million, had capital expenditures and payments on vendor financed capital expenditures of $7.2 million, payments of long-term debt of $7.8 million, proceeds from a real estate loan of $4.3 million, proceeds from a loan with the Canadian government of $680,000, and proceeds from the issuance of common stock of $369,000.

Working Capital

Accounts receivable as of April 30, 2006, increased 0.8% from May 1, 2005. Days sales outstanding totaled 41 and 37 days at April 30, 2006, and May 1, 2005, respectively. Inventories at the end of the fiscal year decreased 27% from a year ago, primarily in the upholstery fabrics segment. Inventory turns for the year were 5.4 versus 5.2 for the year-earlier period. The accounts payable balance as of April 30, 2006, decreased 8.8% from May 1, 2005. Operating working capital (comprised of accounts receivable and inventories, less trade accounts payable) was $44.9 million at April 30, 2006, down from $56.5 million at May 1, 2005.

Financing Arrangements

Unsecured Term Notes

The company's unsecured term notes have a fixed interest rate of 7.76% (payable semi-annually in March and September) and are payable over an average remaining term of three years beginning March 2007 through March 2010. The principal payments are required to be paid in annual installments over the next four years as follows: 2007 - $7.5 million; 2008 - $19.9 million; 2009 -$7.5 million; and 2010 - $7.5 million. The company made its first annual principal payment installment of $7.5 million on March 15, 2006.

Real Estate Loan

     In October 2005, the company entered into an agreement with its bank to provide for a term loan in the amount of $4.3 million secured by a lien on the company's headquarters office located in High Point, NC. This term loan bears interest at the one-month London Interbank Offered Rate plus and adjustable margin based on the company's debt/EBITDA ratio as defined in the agreement and is payable in varying monthly installments through September 2010, with a final payment of $3.3 million in October 2010.

Revolving Credit Agreement

In August of 2005, the company amended its credit agreement with its bank to provide for a revolving loan commitment of $8.0 million, including letters of credit up to $5.5 million. Borrowings under the credit facility bears interest at the London Interbank Offered Rate plus an adjustable margin based on the company's debt/EBITDA ratio as defined in the agreement. As of April 30, 2006, there were $4.0 million in outstanding letters of credit and no borrowings outstanding under the agreement.

On December 7, 2005, the company entered into a Seventh Amendment to this credit agreement. This agreement requires the company to maintain collected deposit balances of at least $3.0 million after March 15, 2006. Additionally, this amendment reduced the minimum EBITDA covenant for the third and fourth quarters of fiscal 2006.

On March 8, 2006, the company entered into an Eighth Amendment to this credit agreement. This agreement raised the company's capital expenditures limit to $6.5 million for the year ending April 30, 2006.

On July 20, 2006, the company entered into a Ninth Amendment to this credit agreement. This agreement extended the expiration date of the agreement from August 31, 2006 to August 31, 2007, limits annual capital expenditures to $2.5 million for fiscal 2007, and requires the company to maintain collected deposit balances of at least $2 million. The amended agreement also requires the company to maintain certain other financial covenants as defined in the agreement.

Canadian Government Loans

In November 2005, the company entered into an agreement with the Canadian government to provide for a term loan in the amount of $680,000. The proceeds are to partially finance capital expenditures at the company's Rayonese facility located in Quebec, Canada. This loan is non-interest bearing and is payable in 48 equal monthly installments commencing December 1, 2009. In addition to the term loan entered into in November 2005, the company had an existing non-interest bearing term loan with the Canadian government which was paid in May 2006.

Commitments

The following table summarizes the company's contractual payment obligations and commitments (in thousands):

                                2007        2008        2009        2010        2011     Thereafter     Total
                                ----        ----        ----        ----        ----     ----------     -----
  Accounts payable -
   capital expenditures       $  1,449    $  1,000    $      -    $      -    $      -    $      -    $  2,449
  Operating leases (1)           3,362       2,198         873         150          40          17       6,640
  Long-term debt-interest
                                 3,549       2,838       1,390         787         131           -       8,695
  Long-term debt -
   principal                     8,060      20,046       7,757       7,830       3,552         477      47,722
---------------------------------------------------------------------------------------------------------------
  Total                       $ 16,420    $ 26,082    $ 10,020    $  8,767    $  3,723    $    494    $ 65,506
---------------------------------------------------------------------------------------------------------------

Note: Payment Obligations by Fiscal Year Ending April

(1)  Includes  accrued   restructuring   expenses  for  the  company's  inactive
     Chattanooga  manufacturing  facility  of $869 for fiscal  2007 and 2008 and other leases of $139 and $26 for fiscal 2007 and 2008, respectively.


Capital Expenditures

Capital spending for fiscal 2006 was $6.5 million, including $942,000 that is the non-cash portion of capital expenditures representing vendor financing. Depreciation for fiscal 2006 was $14.4 million, of which approximately $5.0 million was related to accelerated depreciation. The company's capital spending plans for fiscal 2007 are not expected to exceed $2.0 million. The company estimates depreciation to be $7.0 million for fiscal 2007, with $3.6 million, $2.9 million, and $500,000 in the mattress fabrics segment, upholstery fabrics segment, and unallocated corporate, respectively.

Inflation

The cost of certain of the company's raw materials, principally fibers from petroleum derivatives, and utility/energy costs, increased during fiscal 2006 as oil and other energy prices increased and had an impact on the company's financial results. Any significant increase in the company's raw material costs, utility/energy costs and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited the company's ability to pass significant operating cost increases on to its customers. See "Risk Factors."

Critical Accounting Policies

U. S. generally accepted accounting principles require the company to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain, and as a result actual results could differ significantly from those estimates. Due to the estimation processes involved, management considers the following summarized accounting policies and their application to be critical to understanding the company's business operations, financial condition and results of operations.

Accounts Receivable - Allowance for Doubtful Accounts. Substantially all of the company's accounts receivable are due from residential and commercial furniture and bedding manufacturers. Ownership of these manufacturers is increasingly concentrated and certain bedding manufacturers have a high degree of leverage. As of April 30, 2006, accounts receivable from furniture manufacturers totaled approximately $19.4 million, and from bedding manufacturers approximately $9.6 million. Additionally, as of April 30, 2006, the aggregate accounts receivable balance of the company's ten largest customers was $8.6 million, or 29.7% of trade accounts receivable.

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

Inventory Valuation. The company operates as a "make-to-order" and "make-to-stock" business. Although management closely monitors demand in each product area to decide which patterns and styles to hold in inventory, the increasing availability of low cost imports and the gradual shifts in consumer preferences expose the company to markdowns of inventory.

Management continually examines inventory to determine if there are indicators that the carrying value exceeds its net realizable value. Experience has shown that the most significant indicator of the need for inventory markdowns is the age of the inventory. As a result, the company provides inventory valuation markdowns based upon set percentages for inventory aging categories, generally using six, nine, twelve and fifteen month categories. While management believes that adequate markdowns for excess and obsolete inventory have been made in the consolidated financial statements, significant unanticipated changes in demand or changes in consumer tastes and preferences could result in additional excess and obsolete inventory in the future.

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

In fiscal 2006, the company prepared an impairment evaluation on its upholstery fabrics segment due to continued adverse business results requiring further restructuring. The company's assessment indicated that the net undiscounted future operating cash flows of the segment was sufficient to recover the carrying amount of the long-lived assets to be held and used.

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

Goodwill. The company applies the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which requires goodwill to no longer be amortized and that goodwill be tested annually for impairment by comparing each reporting unit's carrying value to its fair value. SFAS No. 142 also requires that, at least annually, goodwill be retested for impairment.

As of April 30, 2006, the company's remaining $4.1 million of goodwill relates to the mattress fabrics segment.

In October 2004, due to lower than expected operating profits and cash flow for the second quarter and year-to-date for fiscal 2005 in the upholstery fabrics segment, management determined that the remaining goodwill associated with this segment should be tested for impairment. An independent business valuation specialist was engaged to assist the company in the valuation. As a result of this valuation, the company recorded in its second quarter of fiscal 2005 a goodwill impairment charge of $5.1 million ($3.2 million net of taxes), or $0.28 per share diluted.

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

The upholstery fabric segment continues to be under significant pressure from a variety of external forces, such as the current consumer preference for leather and suede furniture and the growing competition from imported fabrics and cut and sewn kits. In an effort to reduce operating expenses and scale U. S. productive capacity in line with current and expected demand trends, the company has undertaken restructuring initiatives during the past several years. These restructuring initiatives have resulted in restructuring charges related to the remaining lease costs of the closed facilities, the write-down of property, plant and equipment, workforce reduction and elimination of facilities.

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

Income Taxes. The company is required to estimate its actual current tax exposure and to assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At April 30, 2006, the company had deferred tax assets of $31.4 million (all of which are related to U. S. operations) and deferred tax liabilities of $4.1 million, resulting in net deferred tax assets of $27.3 million. The U. S. deferred tax liabilities total $2.2 million (all of which reverse in the carry forward period), resulting in net U. S. deferred tax assets of $29.2 million. No valuation allowance has been recorded to reduce the company's deferred tax assets. Management has concluded that it is more likely than not that the company will be able to realize the benefit of the deferred tax assets.

In making the judgment about the realization of the deferred tax assets, management has considered both negative and positive evidence, and concluded that sufficient positive evidence exists to overcome the cumulative losses experienced in recent years. Specifically, management considered the following, among other factors: nature of the company's products; history of positive earnings in the mattress fabrics segment; capital projects that have been completed to further enhance the company's globally competitive cost structure in the mattress fabrics segment; recent significant restructuring actions in the domestic upholstery fabrics business to adjust the domestic cost structure and bring U. S. manufacturing capacity in line with demand; and development of offshore manufacturing and sourcing programs to meet changing demands of upholstery fabric customers in the U. S. Management's analysis of taxable income also included the following considerations: none of the company's net operating loss carryforwards has previously expired unused; the U. S. federal carryforward period is 20 years; and the company's current losses principally expire in 16-20 years, fiscal 2022 through 2026.

Considerable judgment is involved in this process and the ultimate realization of benefits is dependent on the generation of taxable income from future U.S. operations.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, and amendment of ARB No. 43, Chapter 4," which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the company will adopt this standard in the first quarter of fiscal 2007. The company does not expect there to be any material effect on its consolidated financial statements upon adoption of the new standard.

SFAS No. 123 (Revised 2004),"Share-Based Payment," issued in December 2004, is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No.25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No.123 (Revised 2004) are effective for fiscal years beginning after June 15, 2005 and the company will adopt this standard in the first quarter of fiscal 2007. The company does not expect there to be any material effect on its consolidated financial statements upon adoption of the new standard.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," (FIN 47). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform as asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of an entity. FIN 47 was effective for the company on April 30, 2006. The adoption of FIN 47 did not have a material effect on the company's consolidated financial statements.

                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin under the company's revolving credit agreement and real estate term loan. As of April 30, 2006, there were $4.2 million in borrowings outstanding under the real estate term loan and no borrowings outstanding under the revolving credit agreement. In connection with the real estate term loan, the company entered into a $2,170,000 notional principal interest rate swap agreement, which represents 50% of the principal amount on the real estate term loan, and effectively converts the floating rate LIBOR based payments to fixed payments at 4.99% plus the spread calculated under the real estate term loan agreement. The company's unsecured senior term notes have a fixed interest rate of 7.76% and the Canadian government loans are non-interest bearing. Additionally, approximately 91% of the company's long-term debt is at a fixed rate or is non-interest bearing. Thus, any foreseeable change in the interest rates would not expect to have a material effect on the company.

The company's exposure to fluctuations in foreign currency exchange rates are due primarily to foreign subsidiaries domiciled in Canada and China. These subsidiaries use the United States dollar as its functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with their foreign subsidiaries. The amount of Canadian-denominated and Chinese-denominated net sales and manufacturing costs are not material to the company's consolidated results of operations; therefore a 10% change in the exchange rate at April 30, 2006 would not have a significant impact on the company's results of operations or financial position.

                    ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA




        Management's Report on Internal Control over Financial Reporting




To the Shareholders of
Culp, Inc.
High Point, North Carolina


Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officers, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company's evaluation under that framework, management concluded that the Company's internal control over financial reporting was effective as of April 30, 2006. Management's assessment of the effectiveness of internal control over financial reporting as of April 30, 2006 has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in their reports which are included herein.

Robert G. Culp, III                Franklin N. Saxon                  Kenneth R. Bowling
Chairman and                       President and                      Vice President, Finance and
Chief Executive Officer            Chief Operating Officer            Treasurer
(principal executive officer)      (principal financial officer)      (principal accounting officer)
July 20, 2006                      July 20, 2006                      July 20, 2006

             Report of Independent Registered Public Accounting Firm





The Board of Directors and Shareholders
Culp, Inc.:


We have audited the accompanying consolidated balance sheets of Culp, Inc. and subsidiaries (the Company) as of April 30, 2006 and May 1, 2005, and the related consolidated statements of income (loss), shareholders' equity and cash flows for each of the years in the three-year period ended April 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Culp, Inc. and subsidiaries as of April 30, 2006 and May 1, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 20, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


/s/ KPMG LLP

Greensboro, North Carolina
July 20, 2006

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
Culp, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Culp, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of April 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal
Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Culp, Inc. and subsidiaries as of April 30, 2006 and May 1, 2005, and the related consolidated statements of income (loss), shareholders' equity and cash flows for each of the years in the three-year period ended April 30, 2006, and our report dated July 20, 2006 expressed an unqualified opinion on those consolidated financial statements.


/s/ KPMG LLP

Greensboro, North Carolina
July 20, 2006

CONSOLIDATED BALANCE SHEETS



April 30, 2006 and May 1, 2005 (dollars in thousands)           2006       2005
--------------------------------------------------------------------------------
ASSETS
  current assets:
    cash and cash equivalents                             $    9,714      5,107
    accounts receivable                                       29,049     28,824
    inventories                                               36,693     50,499
    deferred income taxes                                      7,120      7,054
    assets held for sale                                       3,111          -
    other current assets                                       1,287      2,691
--------------------------------------------------------------------------------
            total current assets                              86,974     94,175

  property, plant and equipment, net                          44,639     66,032
  goodwill                                                     4,114      4,114
  deferred income taxes                                       20,176     10,086
  other assets                                                 1,564      1,716
--------------------------------------------------------------------------------
            total assets                                  $  157,467    176,123
--------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
  current liabilities:
    current maturities of long-term debt                  $    8,060      8,110
    accounts payable                                          20,835     22,852
    accrued expenses                                           7,845      9,556
    accrued restructuring costs                                4,054      5,850
    income taxes payable                                       2,488      1,544
--------------------------------------------------------------------------------
            total current liabilities                         43,282     47,912

  long-term debt, less current maturities                     39,662     42,440
--------------------------------------------------------------------------------
            total liabilities                                 82,944     90,352
--------------------------------------------------------------------------------

  commitments and contingencies (note 11)
  shareholders' equity:
    preferred stock, $.05 par value, authorized 10,000,000
     shares                                                        -          -
    common stock, $.05 par value, authorized 40,000,000
     shares, issued and outstanding 11,654,959 at April
     30, 2006 and 11,550,759 at May 1, 2005                      584        579
    capital contributed in excess of par value                40,350     39,964
    unearned compensation                                          -       (139)
    retained earnings                                         33,571     45,367
    accumulated other comprehensive income                        18          -
--------------------------------------------------------------------------------
            total shareholders' equity                        74,523     85,771
--------------------------------------------------------------------------------
            total liabilities and shareholders' equity    $  157,467    176,123
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)


For the years ended April 30, 2006, May 1, 2005 and May 2, 2004

(dollars in thousands, except per share data)      2006        2005        2004
--------------------------------------------------------------------------------

net sales                                    $  261,101     286,498     318,116
cost of sales                                   237,233     260,341     259,794
--------------------------------------------------------------------------------
            gross profit                         23,868      26,157      58,322

selling, general and administrative expenses     28,954      35,357      41,019
goodwill impairment                                   -       5,126           -
restructuring expense (credit) and asset
 impairments                                     10,273      10,372      (1,047)
--------------------------------------------------------------------------------
            income (loss) from operations       (15,359)    (24,698)     18,350
interest expense                                  4,010       3,713       5,528
interest income                                    (126)       (134)       (376)
early extinguishment of debt                          -           -       1,672
other expense                                       634         517         750
--------------------------------------------------------------------------------
income (loss) before income taxes               (19,877)    (28,794)     10,776
income tax expense (benefit)                     (8,081)    (10,942)      3,556
--------------------------------------------------------------------------------
            net income (loss)                $  (11,796)    (17,852)      7,220
--------------------------------------------------------------------------------


net income (loss) per share-basic                $(1.02)     $(1.55)      $0.63
net income (loss) per share-diluted              $(1.02)     $(1.55)      $0.61


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                           capital                                accumulated
For the years ended April 30,     common     common    contributed                                      other           total
 2006, May 1, 2005 and May 2,      stock      stock   in excess of       unearned    retained   comprehensive   shareholders'
 2004                             shares     amount      par value   compensation    earnings          income         equity
------------------------------------------------------------------------------------------------------------------------------
balance, April 27, 2003       11,515,459   $    576         39,749          (559)      55,999              -          95,765
  net income                           -          -              -             -        7,220              -           7,220
  stock-based compensation             -          -              -           210            -              -             210
  common stock issued in
   connection with stock
   option plans                   31,175          2            194             -            -              -             196
------------------------------------------------------------------------------------------------------------------------------
balance, May 2, 2004          11,546,634        578         39,943          (349)      63,219              -         103,391
  net loss                             -          -              -             -      (17,852)             -         (17,852)
  stock-based compensation             -          -              -           210            -              -             210
  common stock issued in
   connection with stock
   option plans                    4,125          1             21             -            -              -              22
------------------------------------------------------------------------------------------------------------------------------
balance, May 1, 2005          11,550,759        579         39,964          (139)      45,367              -          85,771
  net loss                             -          -              -             -      (11,796)             -         (11,796)
  stock-based compensation             -          -              -           139            -              -             139
  gain on cash flow hedge,
   net of taxes                        -          -              -             -            -             18              18
  common stock issued in
   connection with stock
   option plans                  104,200          5            386             -            -              -             391
------------------------------------------------------------------------------------------------------------------------------
balance, April 30, 2006       11,654,959   $    584         40,350             -       33,571             18          74,523
------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


For the years ended April 30, 2006, May 1, 2005 and May 2, 2004

(dollars in thousands)                             2006        2005        2004
--------------------------------------------------------------------------------

cash flows from operating activities:
  net income (loss)                          $  (11,796)    (17,852)      7,220
  adjustments to reconcile net income (loss)
   to net cash
   provided by operating activities:
    depreciation                                 14,362      18,884      13,642
    amortization of other assets                     93         130         173
    stock-based compensation                        139         210         210
    goodwill impairment                               -       5,126           -
    deferred income taxes                       (10,156)    (12,022)      3,334
    restructuring expense (credit)                6,582       6,690        (183)
    changes in assets and liabilities:
      accounts receivable                          (225)      1,895       1,540
      inventories                                13,806      (1,454)        507
      other current assets                        1,404        (969)      1,482
      other assets                                  (44)         67         607
      accounts payable                           (1,302)      6,251        (951)
      accrued expenses                           (1,711)     (3,560)       (955)
      accrued restructuring                      (1,796)        882      (2,775)
      income taxes payable                          944        (306)      1,501
--------------------------------------------------------------------------------
            net cash provided by operating
             activities                          10,300       3,972      25,352
--------------------------------------------------------------------------------

cash flows from investing activities:
  capital expenditures                           (6,242)    (11,448)     (5,976)
  proceeds from the sale of buildings and
   equipment                                      3,950           -           -
  purchases of short-term investments                 -           -     (17,282)
  proceeds from the sale of short-term
   investments                                        -           -      27,325
--------------------------------------------------------------------------------
            net cash (used in) provided by
             investing activities                (2,292)    (11,448)      4,067
--------------------------------------------------------------------------------

cash flows from financing activities:
  payments on vendor-financed capital
   expenditures                                    (942)     (1,527)     (3,932)
  payments on long-term debt                     (7,848)       (480)    (25,470)
  proceeds from the issuance of long-term debt    5,020           -           -
  proceeds from common stock issued                 369          22         196
--------------------------------------------------------------------------------
            net cash used in financing
             activities                          (3,401)     (1,985)    (29,206)
--------------------------------------------------------------------------------

increase (decrease) in cash and cash
 equivalents                                      4,607      (9,461)        213

cash and cash equivalents at beginning of year    5,107      14,568      14,355
--------------------------------------------------------------------------------

cash and cash equivalents at end of year     $    9,714       5,107      14,568
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

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

     Fiscal Year - The company's fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. Fiscal 2006, 2005 and 2004 included 52, 52 and 53 weeks, respectively.

     Cash and Cash Equivalents - Cash and cash equivalents include demand deposit and money market accounts. For purposes of the consolidated statements of cash flows, the company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

     Accounts Receivable - Substantially all of the company's accounts receivable are due from manufacturers in the furniture and bedding industries. The company grants credit to customers, a substantial number of which are located in North America and generally does not require collateral. Management continuously performs credit evaluations of its customers, considering numerous inputs including financial position, past payment history, cash flows, management ability, historical loss experience and economic conditions and prospects. The company does not have any off-balance sheet credit exposure related to its customers.

     Inventories - Prior to the fourth quarter of fiscal 2004, principally all inventories were valued at the lower of last-in, first-out (LIFO) cost or market. During the fourth quarter of fiscal 2004, the company changed its method of accounting for inventories to the lower of first-in, first-out
     (FIFO) cost or market. The change in accounting principle was made to provide a better matching of revenue and expenses. Additionally, the change enables the financial reporting to parallel the way management assesses the financial and operational performance of the company's segments.

     Management continually examines inventory to determine if there are indicators that the carrying value exceeds its net realizable value. Experience has shown that the most significant indicator of the need for inventory markdowns is the age of the inventory. As a result, the company provides inventory valuation write-downs based upon set percentages for inventory aging categories, generally using six, nine and twelve month categories.

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

     Management reviews long-lived assets, which consist principally of property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset. Assets to be disposed of by sale are reported at the lower of the carrying value or fair value less cost to sell when the company has committed to a disposal plan, and are reported separately as assets held for sale in the consolidated balance sheets.

     Interest costs of $62,000, $212,000 and $50,000 incurred during the years ended April 30, 2006, May 1, 2005 and May 2, 2004, respectively, for the construction of qualifying fixed assets were capitalized and are being amortized over the related assets' estimated useful lives.

     Foreign Currency Translation - The United States dollar is the functional currency for the company's Canadian and Chinese subsidiaries. Translation losses for the Canadian subsidiary of $460,000, $158,000 and $153,000 are included in the other expense line item in the Consolidated Statements of Income (Loss) for the fiscal years ended April 30, 2006, May 1, 2005 and May 2, 2004, respectively. A translation gain for the Chinese subsidiaries of $96,000 was included in the other expense line item in the Consolidated Statements of Income (Loss) for the fiscal year ended April 30, 2006. There were no fluctuations in the Chinese RMB exchange rate for fiscal years ended May 1, 2005 and May 2, 2004, respectively.

     Goodwill - The company applies the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill no longer be amortized and that goodwill be tested for impairment by comparing each reporting unit's carrying value to its fair value. SFAS No. 142 also requires that, at least annually, goodwill be retested for impairment.

     Due to continued adverse business conditions, the upholstery fabrics segment experienced operating profits and cash flows in the second quarter of 2005 significantly lower than expected. As a result, management determined that the goodwill associated with the segment should be tested for impairment in accordance with the provisions of SFAS No. 142. An independent business valuation specialist was engaged to assist the company in the determination of the fair market value of the Culp Decorative Fabrics division ("CDF") within the upholstery fabrics segment. The fair value of CDF, determined using several different methods, including comparable companies, comparable transactions, and discounted cash flow analysis, was less than the carrying value. Accordingly the company recorded a goodwill impairment charge of $5.1 million ($3.2 million net of taxes of $1.9 million), or $0.28 per share diluted in the second quarter of fiscal 2005, related to the goodwill associated with the upholstery fabrics segment. After this goodwill impairment charge, the company's remaining goodwill of $4.1 million relates to the mattress fabrics segment.

     The company updated its goodwill impairment test as of April 30, 2006 for its mattress fabrics segment. This updated impairment test, which was prepared by the company, did not indicate any impairment of goodwill. The determination of fair value involves considerable estimation and judgment. In particular, determining the fair value of a business unit involves, among other things, developing forecasts of future cash flows and appropriate discount rates.

     Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for temporary differences between the financial statement carrying amounts and the tax bases of the company's assets and liabilities and operating loss and tax credit carryforwards at income tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred income taxes of a change in tax rates is recognized in income (loss) in the period that includes the enactment date.

     No provision is made for income taxes which may be payable if undistributed income of the company's foreign subsidiaries were to be paid as dividends to the company, since the company intends that such earnings will continue to be invested. The company has determined that no amounts will be remitted under the foreign earnings repatriation provision of the American Jobs Creation Act of 2004. At April 30, 2006, the amount of such undistributed income was $42.6 million. Foreign tax credits may be available as a reduction of United States income taxes in the event of such distributions.

     Revenue  Recognition - Revenue is recognized upon shipment,  when title and risk of loss pass to the customer. Provision is made currently for estimated product returns, claims and allowances. Management considers historical claims and return experience, among other things, when establishing the allowance for returns and allowances.

     Shipping and Handling Costs - Revenue received for shipping and handling costs, which is immaterial for all periods presented, is included in net sales. Shipping costs, principally freight, that comprise payments to third-party shippers are classified as cost of sales. Handling costs, which consist principally of finished goods warehousing costs in the company's various distribution facilities, were $4.2 million, $4.4 million and $4.6 million in 2006, 2005 and 2004, respectively, and are included in selling, general and administrative expenses.

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

     The following table  illustrates the effect on net income (loss) and income
     (loss) per share if the company had applied the fair value recognition provisions of SFAS No. 123 for the past three fiscal years:

     (dollars in thousands, except per share data)                     2006         2005         2004
--------------------------------------------------------------------------------------------------------

     net income (loss), as reported                            $    (11,796)     (17,852)       7,220

     add:  total stock-based employee compensation
     expense included in net income (loss), net of tax                   83          132          141

     deduct:  total stock-based employee compensation
     expense determined under fair value-based method
     for all awards, net of tax                                        (413)        (506)        (456)

--------------------------------------------------------------------------------------------------------
     pro forma net income (loss)                               $    (12,126)     (18,226)       6,905
--------------------------------------------------------------------------------------------------------

     income (loss) per share:
     basic - as reported                                       $      (1.02)       (1.55)        0.63
     basic - pro forma                                                (1.05)       (1.58)        0.60

     diluted - as reported                                     $      (1.02)       (1.55)        0.61
     diluted - pro forma                                              (1.05)       (1.58)        0.59
--------------------------------------------------------------------------------------------------------

     Fair Value of Financial Instruments - The carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments.

     The fair value of the company's long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities. At April 30, 2006, the carrying value of the company's long-term debt is $47.7 million and the fair value is $46.4 million. At May 1, 2005, the carrying value of the company's long-term debt is $50.6 million and the fair value is $49.7 million.

     Use of Estimates - The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   RESTRUCTURING AND ASSET IMPAIRMENT

     A summary of accrued restructuring costs follows:

--------------------------------------------------------------------------------
     (dollars in thousands)                     April 30, 2006     May 1, 2005
--------------------------------------------------------------------------------

     September 2005 Upholstery fabrics          $          439               -
     August 2005 Upholstery Fabrics                        134               -
     April 2005 Upholstery Fabrics                       1,000           1,944
     October 2004 Upholstery Fabrics                        64             309
     Fiscal 2003 Culp Decorative Fabrics                 2,412           3,587
     Fiscal 2001 Culp Decorative Fabrics                     5              10
--------------------------------------------------------------------------------
                                                $        4,054           5,850
--------------------------------------------------------------------------------

     September 2005 Upholstery Fabrics

     On September 27, 2005, the company's board of directors approved a strategic alliance with Synthetics Finishing, a division of TSG
     Incorporated, to provide finishing services to the company for its domestically produced decorative upholstery fabrics and collaborate with the company on research and product development activities. As a result, the company closed its finishing plant in Burlington, NC, thereby reducing the number of associates by approximately 100 people.

     During fiscal 2006, total restructuring and related charges incurred were $1.4 million of which $533,000 related to employee termination benefits, $419,000 related to asset movement costs, $238,000 related to accelerated depreciation, $177,000 related to write-downs of equipment, and $10,000 related to operating costs associated with the closing of the plant facility. Of the total charge, $1.1 million was recorded in restructuring expense and $245,000 was recorded in cost of sales in the 2006 Consolidated Statement of Loss.

     The following summarizes the activity in the restructuring accrual (dollars in thousands):

     ---------------------------------------------------------------------------
                                           Employee         Lease
                                          Termination   Termination and
                                           Benefits    Other Exit Costs   Total
     ---------------------------------------------------------------------------

     accrual established in fiscal 2006   $     510               -         510
     adjustments in fiscal 2006                  23               -          23
     paid in fiscal 2006                        (94)              -         (94)
     ---------------------------------------------------------------------------
     balance, April 30, 2006              $     439               -         439
     ---------------------------------------------------------------------------

     As of April 30, 2006, assets classified as held for sale consisted of a building with a value of $641,000.

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

     The company's board of directors also approved further reductions in the company's yarn operations by closing the company's facility in Shelby, NC and consolidating the yarn operations into the Lincolnton, NC facility. The company is outsourcing the open-end yarns previously produced at the Shelby, NC facility. As a result, the company will have one yarn plant in Lincolnton, NC for producing wrap-spun yarns and a small texturizing yarn operation in Graham, NC. Overall, these actions reduced the number of associates by approximately 100 people.

     During fiscal 2006, total restructuring and related charges incurred were $5.5 million, of which $2.6 million related to write-downs of building and equipment, $1.2 million related to accelerated depreciation, $567,000 related to employee termination benefits, $565,000 related to inventory markdowns, $394,000 related to operating costs associated with the closing of the plant facility, $175,000 related to asset movement costs, and $11,000 related to lease termination costs. Of this total charge, $3.4 million was recorded in restructuring expense and $2.1 million was recorded in cost of sales in the 2006 Consolidated Statement of Loss.

     The following summarizes the activity in the restructuring accrual (dollars in thousands):

     ---------------------------------------------------------------------------
                                           Employee         Lease
                                          Termination   Termination and
                                           Benefits    Other Exit Costs   Total
     ---------------------------------------------------------------------------
     accrual established in fiscal 2006   $     570              14         584
     adjustments in fiscal 2006                  (3)             (3)         (6)
     paid in fiscal 2006                       (440)             (4)       (444)
     ---------------------------------------------------------------------------
     balance, April 30, 2006              $     127               7         134
     ---------------------------------------------------------------------------

     As of April 30, 2006, assets classified as held for sale consisted of a building and equipment with a value of $1.2 million.

     April 2005 Upholstery Fabrics

     In April 2005, management and the company's board of directors approved a restructuring plan within the upholstery fabrics segment designed to reduce costs, increase asset utilization, and improve profitability. The restructuring plan included consolidation of the company's velvet fabrics manufacturing operations, additional fixed manufacturing cost reductions in the decorative fabrics operation, and significant reductions in selling, general and administrative expenses within the upholstery fabrics segment. Another element of the restructuring plan is a substantial reduction in raw material and finished goods stock keeping units or SKUs, to simplify manufacturing processes, increase productivity and reduce inventories. The company also relocated its velvet production equipment from the manufacturing facility in Burlington, NC, to its other velvet plant in Anderson, SC, resulting in significant reductions of fixed manufacturing costs. The Burlington, NC facility is currently being utilized as an inspection and distribution facility for fabrics imported from offshore sources and for finished goods warehousing of domestically produced upholstery fabrics. The company combined its sales, design, and customer service activities within the upholstery fabrics segment. As a result, on June 30, 2005, the company sold two buildings in Burlington, NC consisting of approximately 140,000 square feet for proceeds of $2,850,000. These initiatives significantly reduced the company's selling, general and administrative expenses. Overall, these restructuring actions have reduced the number of associates by 350 people.

     During fiscal 2005, the total restructuring and related charges incurred were $7.1 million, of which approximately $4.3 million related to write-downs of building and equipment, $1.9 million related to employee termination benefits, $874,000 related to accelerated depreciation and inventory markdowns, and $47,000 related to lease termination costs. Of the total charge, $6.2 million was recorded in restructuring expense in the 2005 Consolidated Statement of Loss; $761,000 related to accelerated depreciation and inventory markdowns was recorded in cost of sales in the 2005 Consolidated Statement of Loss; and $113,000 related to accelerated depreciation was recorded in selling, general and administrative expenses in the 2005 Consolidated Statement of Loss.

     During fiscal 2006, the total restructuring and related charges incurred were $8.8 million, of which approximately $3.5 million related to accelerated depreciation, $2.3 million related to write-downs of equipment, $1.5 million related to inventory markdowns, $557,000 related to asset movement costs, $529,000 related to employee termination benefits primarily from headcount reductions within the upholstery fabrics segment, and $435,000 related to lease termination costs. Of this total charge, $3.7 million was recorded in restructuring expense, $2.1 million was recorded in cost of sales, and $3.0 million was recorded in selling, general and administrative expenses in the 2006 Consolidated Statement of Loss.

     The following summarizes the activity in the restructuring accrual (dollars in thousands):

     ---------------------------------------------------------------------------
                                           Employee         Lease
                                          Termination   Termination and
                                           Benefits    Other Exit Costs   Total
     ---------------------------------------------------------------------------
     accrual established in fiscal 2005   $   1,897              47       1,944
     paid in fiscal 2005                          -               -           -
     ---------------------------------------------------------------------------
     balance, May 1, 2005                     1,897              47       1,944
     additions in fiscal 2006                     -             406         406
     adjustments in fiscal 2006                 529              29         558
     paid in fiscal 2006                     (1,627)           (281)     (1,908)
     ---------------------------------------------------------------------------
     balance, April 30, 2006              $     799             201       1,000
     ---------------------------------------------------------------------------

     As of April 30, 2006, assets classified as held for sale consisted of equipment with a value of $1.3 million. As of May 1, 2005, assets classified as held for sale consisted of equipment with a value of $198,000.

     October 2004 Upholstery Fabrics

     In October 2004, management and the company's board of directors approved a restructuring plan within the upholstery fabrics segment aimed at reducing costs, increasing asset utilization and improving profitability. Due to continued pressure on demand in this segment, management decided to further adjust the company's cost structure and bring U. S. manufacturing capacity in line with current and expected demand. The restructuring plan principally involved consolidation of the company's decorative fabrics weaving operations by closing Culp's facility in Pageland, SC, and consolidating those operations into the Graham, NC facility. Additionally, the company consolidated its yarn operations by integrating the production of the Cherryville, NC plant into the company's Shelby, NC facility. Another element of the restructuring plan was a substantial reduction in certain raw material and finished goods stock keeping units, or SKUs, to reduce manufacturing complexities and lower costs, with the ongoing objective of identifying and eliminating products that are not generating acceptable volumes of margins. Finally, the company made reductions in selling, general, and administrative expenses. Overall, these restructuring actions reduced the number of associates by approximately 250 people.

     During fiscal 2005, the total restructuring and related charges incurred were $16.3 million, of which approximately $6.8 million related to accelerated depreciation and inventory markdowns, $5.1 million of goodwill impairment, which represents all of the remaining goodwill associated with the upholstery fabrics segment, $2.4 million related to asset movement costs, $1.3 million related to write-downs of buildings and equipment, and $722,000 related to employee termination benefits. Of the total charge, $4.4 million was recorded in restructuring expense in the 2005 Consolidated Statement of Loss; and $6.8 million related to accelerated depreciation and inventory markdowns was recorded in cost of sales in the 2005 Consolidated Statement of Loss.

     During fiscal 2006, the total restructuring and related charges incurred were $2.4 million, of which approximately $1.3 million related to asset movement costs, $1.0 million related to write-downs of equipment, $88,000 related to employee termination benefits to reflect the current estimates of future health care claims, $52,000 related to operating costs associated with the closing of the plant facilities, $3,000 related to lease termination costs. Of this total charge, $2.3 million was recorded in restructuring expense, and $52,000 in cost of sales in the 2006 Consolidated Statement of Loss.

     The following summarizes the activity in the restructuring accrual (dollars in thousands):

     ---------------------------------------------------------------------------
                                           Employee         Lease
                                          Termination   Termination and
                                           Benefits    Other Exit Costs   Total
     ---------------------------------------------------------------------------
     accrual established in fiscal 2005   $   1,305               -       1,305
     adjustments in fiscal 2005                (583)              -        (583)
     paid in fiscal 2005                       (413)              -        (413)
     ---------------------------------------------------------------------------
     balance, May 1, 2005                       309               -         309
     additions in fiscal 2006                     -               3           3
     adjustments in fiscal 2006                  88               -          88
     paid in fiscal 2006                       (333)             (3)       (336)
     ---------------------------------------------------------------------------
     balance, April 30, 2006              $      64               -          64
     ---------------------------------------------------------------------------

     As of April 30, 2006, there were no assets classified as held for sale. As of May 1, 2005, assets classified as held for sale consisted of equipment with a value of $165,000.

     Fiscal 2003 Culp Decorative Fabrics Restructuring

     In August 2002, management and the company's board of directors approved a restructuring plan within CDF aimed at lowering manufacturing costs, simplifying the dobby fabric upholstery line, increasing asset utilization and enhancing the division's manufacturing competitiveness. The restructuring plan principally involved (1) consolidation of the division's weaving, finishing, yarn making and distribution operations by closing the facility in Chattanooga, TN and integrating these functions into other plants, (2) a significant reduction in the number of stock keeping units, or SKUs offered in the dobby product line and (3) a net reduction in workforce of approximately 300 positions.

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

     During fiscal 2005, as a result of management's continual evaluation of the restructuring accrual, the reserve was reduced $214,000 in employee termination benefits to reflect the current estimates of future health care claims and reduced $169,000 in lease termination and other exit costs to reflect current estimates of sub-lease income.

     During fiscal 2006, as a result of management's continual evaluation of the restructuring accrual, the reserve was decreased by approximately $241,000 in lease termination and other exit costs to reflect current estimates of sub-lease income and other exit costs and $66,000 to reflect current estimates of employee termination benefits. Additionally, the company recorded a restructuring related charge of $34,000 for other operating costs associated with the closed plant facility. This $34,000 restructuring related charge was recorded in cost of sales in the 2006 Consolidated Statement of Loss.

     The following summarizes the activity in the restructuring accrual (dollars in thousands):

     ---------------------------------------------------------------------------
                                           Employee         Lease
                                          Termination   Termination and
                                           Benefits    Other Exit Costs   Total
     ---------------------------------------------------------------------------
     balance, April 27, 2003              $     744           6,245       6,989
     adjustments in fiscal 2004                 178            (684)       (506)
     paid in fiscal 2004                       (422)         (1,227)     (1,649)
     ---------------------------------------------------------------------------
     balance, May 2, 2004                       500           4,334       4,834
     adjustments in fiscal 2005                (214)           (169)       (383)
     paid in fiscal 2005                        (86)           (778)       (864)
     ---------------------------------------------------------------------------
     balance, May 1, 2005                       200           3,387       3,587
     adjustments in fiscal 2006                 (66)           (241)       (307)
     paid in fiscal 2006                        (46)           (822)       (868)
     ---------------------------------------------------------------------------
     balance, April 30, 2006              $      88           2,324       2,412
     ---------------------------------------------------------------------------

     As of April 30, 2006 and May 1, 2005, there were no assets classified as held for sale.

     Wet Printed Flock Restructuring

     In April 2002, management and the company's board of directors approved a plan to exit the wet printed flock upholstery fabric business. The exit plan involved closing a printing facility and flocking operation within the velvet fabrics manufacturing operations, reduction in related selling and administrative expenses and termination of 86 employees.

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

     During fiscal 2005, assets held for sale consisting of land and a building valued at $180,000 were sold, resulting in a restructuring credit of $54,000. An additional restructuring credit of $84,000 was recognized relating to lease termination and other exit costs.

     The following summarizes the activity in the restructuring accrual (dollars in thousands):

     ---------------------------------------------------------------------------
                                           Employee         Lease
                                          Termination   Termination and
                                           Benefits    Other Exit Costs   Total
     ---------------------------------------------------------------------------
     balance, April 27, 2003              $      96             447         543
     adjustments in fiscal 2004                (101)           (277)       (378)
     paid in fiscal 2004                          5             (70)        (65)
     ---------------------------------------------------------------------------
     balance, May 2, 2004                         -             100         100
     adjustments in fiscal 2005                   -             (84)        (84)
     paid in fiscal 2005                          -             (16)        (16)
     ---------------------------------------------------------------------------
     balance, May 1, 2005                 $       -               -           -
     ---------------------------------------------------------------------------

     As of May 1, 2005, there were no assets classified as held for sale.

     Fiscal 2001 Culp Decorative Fabrics Restructuring

     During fiscal 2001, management and the company's board of directors approved a restructuring plan in its upholstery fabric segment which involved (1) the consolidation of certain fabric manufacturing capacity within CDF, (2) closing one of the company's four yarn manufacturing plants, (3) an extensive reduction in selling, general and administrative expenses including the termination of 110 employees and (4) a comprehensive SKU reduction initiative related to finished goods and raw materials in CDF.

     During fiscal 2004, as a result of management's continual evaluation of the restructuring accrual, the reserve was increased $33,000 to reflect current estimates of future health care claims and reduced $32,000 to reflect current estimates of other exit costs.

     During fiscal 2005, as a result of management's continual evaluation of the restructuring accrual, the reserve was reduced $12,000 to reflect current estimates of future health care claims.

     During fiscal 2006, as a result of management's continual evaluation of the restructuring accrual, the reserve was increased $109,000 to reflect current estimates of future health care claims. Additionally, the company recorded a restructuring related charge of $34,000 for other operating costs associated with the closed plant facility.

     The following summarizes the activity in the restructuring accrual (dollars in thousands):

     ---------------------------------------------------------------------------
                                           Employee         Lease
                                          Termination   Termination and
                                           Benefits    Other Exit Costs   Total
     ---------------------------------------------------------------------------
     balance, April 27, 2003              $      35             176         211
     adjustments in fiscal 2004                  33             (32)          1
     paid in fiscal 2004                        (34)           (144)       (178)
     ---------------------------------------------------------------------------
     balance, May 2, 2004                        34               -          34
     adjustments in fiscal 2005                 (12)              -         (12)
     paid in fiscal 2005                        (12)              -         (12)
     ---------------------------------------------------------------------------
     balance, May 1, 2005                        10               -          10
     adjustments in fiscal 2006                 109               -         109
     paid in fiscal 2006                       (114)              -        (114)
     ---------------------------------------------------------------------------
     balance, April 30, 2006              $       5               -           5
     ---------------------------------------------------------------------------

     As of April 30, 2006 and May 1, 2005, there were no assets classified as held for sale.


3.   ACCOUNTS RECEIVABLE

     A summary of accounts receivable follows:

                                                          April 30,      May 1,
     (dollars in thousands)                                  2006         2005
     ---------------------------------------------------------------------------
     customers                                            $  30,924      30,803
     allowance for doubtful accounts                         (1,049)     (1,142)
     reserve for returns and allowances and discounts          (826)       (837)
     ---------------------------------------------------------------------------
                                                          $  29,049      28,824
     ---------------------------------------------------------------------------

     A summary of the activity in the allowance for doubtful accounts follows:

     (dollars in thousands)                     2006        2005        2004
     ---------------------------------------------------------------------------
     beginning balance                     $  (1,142)     (1,442)     (1,558)
     provision for bad debts                      (5)        272        (139)
     net write-offs                               98          28         255
     ---------------------------------------------------------------------------
     ending balance                        $  (1,049)     (1,142)     (1,442)
     ---------------------------------------------------------------------------

     A summary of the activity in the allowance for returns and allowances and discounts follows:

     (dollars in thousands)                     2006        2005        2004
     ---------------------------------------------------------------------------
     beginning balance                     $    (837)       (903)       (763)
     provision for returns and allowances
      discounts                               (1,834)     (2,144)     (2,465)
     discounts taken                           1,845       2,210       2,325
     ---------------------------------------------------------------------------
     ending balance                        $    (826)       (837)       (903)
     ---------------------------------------------------------------------------


4.   INVENTORIES

     A summary of inventories follows:

                                                          April 30,      May 1,
     (dollars in thousands)                                  2006         2005
     ---------------------------------------------------------------------------
     raw materials                                        $  13,561      23,204
     work-in-process                                          2,020       3,000
     finished goods                                          21,112      24,295
     ---------------------------------------------------------------------------
                                                          $  36,693      50,499
     ---------------------------------------------------------------------------


5.   PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows:

                                     depreciable lives    April 30,      May 1,
     (dollars in thousands)                  (in years)      2006         2005
     ---------------------------------------------------------------------------
     land and improvements                          10    $   2,051       2,779
     buildings and improvements                   7-40       21,372      30,798
     leasehold improvements                       7-10        3,194       1,954
     machinery and equipment                      3-12       93,452     134,179
     office furniture and equipment               3-10        6,062       8,463
     capital projects in progress                               951       4,880
     ---------------------------------------------------------------------------
                                                            127,082     183,053
     accumulated depreciation and amortization              (82,443)   (117,021)
     ---------------------------------------------------------------------------
                                                          $  44,639      66,032
     ---------------------------------------------------------------------------

     The company  incurred  total  capital  expenditures  of $6.5 million  $14.4 million , and $6.7 million in fiscal years 2006, 2005 and 2004, respectively. The non-cash portion of these capital expenditures representing vendor financing totaled $942,000, $1.5 million and $331,000 in fiscal years 2006, 2005 and 2004, respectively.

6.   GOODWILL

     A summary of the change in the carrying amount of goodwill follows:

     (dollars in thousands)                     2006        2005        2004
     ---------------------------------------------------------------------------
     beginning balance                     $   4,114       9,240       9,240
     impairment charge                             -      (5,126)          -
     ---------------------------------------------------------------------------
     ending balance                        $   4,114       4,114       9,240
     ---------------------------------------------------------------------------


7.   ACCOUNTS PAYABLE

     A summary of accounts payable follows:

                                                          April 30,      May 1,
     (dollars in thousands)                                  2006         2005
     ---------------------------------------------------------------------------
     accounts payable - trade                             $  18,386      19,688
     accounts payable - capital expenditures                  2,449       3,164
     ---------------------------------------------------------------------------
                                                          $  20,835      22,852
     ---------------------------------------------------------------------------


8.   ACCRUED EXPENSES

     A summary of accrued expenses follows:

                                                          April 30,      May 1,
     (dollars in thousands)                                  2006         2005
     ---------------------------------------------------------------------------
     compensation, commissions and related benefits       $   4,757       5,483
     interest                                                   433         448
     accrued rebates                                            705       1,444
     other                                                    1,950       2,181
     ---------------------------------------------------------------------------
                                                          $   7,845       9,556
     ---------------------------------------------------------------------------


9.   INCOME TAXES

     Total income taxes (benefits) were allocated as follows:

     (dollars in thousands)                     2006        2005        2004
     ---------------------------------------------------------------------------
     income (loss) from operations         $  (8,081)    (10,942)      3,556
     shareholders' equity, related to
       the tax benefit arising from the
       exercise of stock options                 (21)         (4)        (60)
     shareholders' equity, related to tax
      effect of cash flow hedge                   11           -           -
     ---------------------------------------------------------------------------
                                           $  (8,091)    (10,946)      3,496
     ---------------------------------------------------------------------------

     Income tax expense (benefit) attributable to income (loss) from operations consists of:

     (dollars in thousands)                     2006        2005        2004
     ---------------------------------------------------------------------------
     current
        federal                            $       -           -           -
        state                                      -           -           -
        foreign                                2,066       1,080         222
     ---------------------------------------------------------------------------
                                               2,066       1,080         222
     ---------------------------------------------------------------------------
     deferred
        federal                               (8,742)    (10,852)      3,144
        state                                   (970)     (1,000)        520
        foreign                                 (455)       (170)       (330)
     ---------------------------------------------------------------------------
                                             (10,167)    (12,022)      3,334
     ---------------------------------------------------------------------------
                                           $  (8,081)    (10,942)      3,556
     ---------------------------------------------------------------------------

     Income before income taxes related to the company's foreign operations for the years ended April 30, 2006, May 1, 2005 and May 2, 2004, was $6.5 million, $5.9 million and $2.7 million, respectively.

     Under a tax holiday in the People's Republic of China, the company was granted an exemption from income taxes for two years commencing from the first profit-making year on a calendar year basis and a 50% reduction in the income tax rates for the following three years. Calendar year 2004 was the first profit-making year. The company is entitled to a 50% income tax reduction for the calendar years 2006, 2007, and 2008. The applicable income tax rate is 27%. Had the company not been entitled to the tax holiday, the income tax benefit for fiscal year 2006 and 2005 would have been $6.9 million and $10.5 million, respectively.

     The following schedule summarizes the principal differences between income tax expense (benefit) at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

                                                2006        2005        2004
     ---------------------------------------------------------------------------
     federal income tax rate                   (34.0)%     (34.0)%      34.0%
     state income taxes, net of federal
      income tax benefit                        (5.1)       (4.8)        3.2
     extraterritorial income                    (2.9)        0.3        (0.1)
     adjustment to estimated income tax
      accruals                                  (0.0)       (0.0)       (5.6)
     other                                       1.3         0.5         1.5
     ---------------------------------------------------------------------------
                                               (40.7)%     (38.0)%      33.0%
     ---------------------------------------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:

     (dollars in thousands)                                  2006         2005
     ---------------------------------------------------------------------------
     deferred tax assets:
         accounts receivable                            $     642          656
         inventories                                        2,812        2,846
         goodwill                                           5,748        6,939
         compensation                                       1,181        1,064
         liabilities and reserves                           1,286        2,605
         alternative minimum tax                            1,320        1,320
         net operating loss carryforwards                  18,405        9,819
     ---------------------------------------------------------------------------
             gross deferred tax assets                     31,394       25,249
         valuation allowance                                    -            -
     ---------------------------------------------------------------------------
             total deferred tax assets                     31,394       25,249
     ---------------------------------------------------------------------------
     deferred tax liabilities:
         property, plant and equipment, net                (4,038)      (8,070)
         other                                                (60)         (39)
     ---------------------------------------------------------------------------
             total deferred tax liabilities                (4,098)      (8,109)
     ---------------------------------------------------------------------------
                                                        $  27,296       17,140
     ---------------------------------------------------------------------------

     Federal and state net operating loss carryforwards with related tax benefits of $18.4 million at April 30, 2006 and principally expire in 16-20 years, fiscal 2022 through fiscal 2026. The company also has an alternative minimum tax credit carryforward of approximately $1.3 million for federal income tax purposes that does not expire.

     The realization of the company's deferred tax assets is dependent upon the generation of future taxable income attributable from U.S. operations. The company assesses the need to establish a valuation allowance against its deferred tax assets to the extent the company no longer believes it is more likely than not that the tax assets will be fully utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income exclusive of reversing temporary differences and carryforwards, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future operations, management believes it is more likely than not that the company will generate sufficient taxable income to realize the existing deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

     Income tax payments, net of income tax refunds, were $1.4 million in fiscal 2006 and $1.3 million in fiscal 2005. Income tax refunds, net of income tax payments, were $1.3 million in fiscal 2004.


10.  LONG-TERM DEBT

     A summary of long-term debt follows:

                                                          April 30,      May 1,
     (dollars in thousands)                                  2006         2005
     ---------------------------------------------------------------------------
     unsecured term notes                                 $  42,440      49,975
     real estate loan                                         4,242           -
     canadian government loans                                1,040         575
     ---------------------------------------------------------------------------
                                                             47,722      50,550
     current maturities                                      (8,060)     (8,110)
     ---------------------------------------------------------------------------
                                                          $  39,662      42,440
     ---------------------------------------------------------------------------

     Unsecured Term Notes

     The company's unsecured term notes have a fixed interest rate of 7.76% (payable semi-annually in March and September) and are payable over an average remaining term of three years beginning March 2007 through March 2010. The principal payments are required to be paid in annual installments over the next four years as follows: 2007 - $7.5 million; 2008 - $19.9 million; 2009 - $7.5 million; and 2010 - $7.5 million. the Company made its first annual principal payment of $7.5 million on March 15, 2006.

     Real Estate Loan

     In October 2005, the company entered into an agreement with its bank to provide for a term loan in the amount of $4.3 million secured by a lien on the company's headquarters office located in High Point, NC. This term loan bears interest at the one-month London Interbank Offered Rate plus an adjustable margin based on the company's debt/EBITDA ratio, as defined in the agreement and is payable in varying monthly installments through September 2010, with a final payment of $3.3 million in October, 2010.

     Revolving Credit Agreement

     In August of 2005, the company amended its credit agreement with its bank to provide for a revolving loan commitment of $8.0 million, including letters of credit up to $5.5 million. Borrowings under the credit facility bears interest at the London Interbank Offered Rate plus an adjustable margin based on the company's debt/EBITDA ratio, as defined in the agreement. As of April 30, 2006, there were $4.0 million in outstanding letters of credit and no borrowings outstanding under the agreement.

     On December 7, 2005, the company entered into a Seventh Amendment to this credit agreement. This agreement required the company to maintain collected deposit balances of at least $3.0 million after March 15, 2006. Additionally, this amendment reduced the minimum EBITDA covenant for the third and fourth quarters of fiscal 2006.

     On March 8, 2006, the company entered into an Eighth Amendment to this credit agreement. This agreement raised the company's capital expenditures limit to $6.5 million for the year ending April 30, 2006.

     On July 20, 2006, the company entered into a Ninth Amendment to this credit agreement. This agreement extended the expiration date of the agreement from August 31, 2006 to August 31, 2007, limits annual capital expenditures to $2.5 million for fiscal 2007, and requires the company to maintain collected deposit balances of at least $2 million. The amended agreement also requires the company to maintain certain other financial covenants as defined in the agreement.

     Canadian Government Loans

     In November 2005, the company entered into an agreement with the Canadian government to provide for a term loan in the amount of $680,000. The proceeds are to partially finance capital expenditures at the company's Rayonese facility located in Quebec, Canada. This loan is non-interest bearing and is payable in 48 equal monthly installments commencing December 1, 2009. In addition to the term loan entered into in November 2005, the company has an existing non-interest bearing term loan with the Canadian government which was paid in May 2006. At April 30, 2006, the balance of the term loan entered into in November 2005 and the existing term loan were $716,000 and $324,000, respectively.

     The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At April 30, 2006, the company was in compliance with these financial covenants.

     The principal payment requirements of long-term debt during the next five fiscal years are: 2007 - $8.1 million; 2008 - $20.0 million; 2009- $7.8 million;  2010  -  $7.8  million;  2011  -  $3.6  million;  and  thereafter
     - $477,000.

     Interest paid during 2006, 2005 and 2004 totaled $4.1 million, $3.9 million and $5.9 million, respectively.


11.  COMMITMENTS AND CONTINGENCIES

     The company leases certain office, manufacturing and warehouse facilities and equipment, primarily computers and vehicles, under noncancellable operating leases. Lease terms related to real estate range from one to three years with renewal options for additional periods ranging from two to ten years. The leases generally require the company to pay real estate taxes, maintenance, insurance and other expenses. Rental expense for operating leases was $3.6 million in fiscal 2006; $5.0 million in fiscal 2005; and $5.0 million in fiscal 2004. Future minimum rental commitments for noncancellable operating leases are $3.4 million in fiscal 2007; $2.2 million in fiscal 2008; $873,000 in fiscal 2009; $150,000 in fiscal 2010; and $40,000 in fiscal 2011. Management expects that in the normal course of business, these leases will be renewed or replaced by other operating leases.

     The company is involved in legal proceedings and claims which have arisen in the ordinary course of its business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

12.  STOCK OPTION PLANS

     The company has a fixed stock option plan (1993 Stock Option Plan) under which options to purchase common stock may be granted to officers, directors and key employees. At April 30, 2006, 391,500 shares of common stock were authorized for issuance under the plan. Of this total, none remain available for grant. Options are generally exercisable from one to five years after the date of grant and generally expire five to ten years after the date of grant.

     No compensation cost has been recognized for this stock option plan as options were granted at an option price not less than fair market value at the date of grant.

     A summary of the status of this plan as of April 30, 2006, May 1, 2005, and May 2, 2004 and changes during the years ended on those dates is presented below:

                                                    2006                    2005                    2004
-------------------------------------------------------------------------------------------------------------
                                                  Weighted-               Weighted-               Weighted-
                                                    Average                 Average                 Average
                                                   Exercise                Exercise                Exercise
                                        Shares        Price     Shares        Price     Shares        Price
-------------------------------------------------------------------------------------------------------------
     outstanding at beginning
      of year                          556,450    $    7.56    682,450    $    7.65    775,500    $    7.91
     exercised                        (104,200)        3.55     (3,250)        3.44    (31,175)        4.35
     canceled/expired                  (60,750)        7.71   (122,750)        8.18    (61,875)       12.33
-------------------------------------------------------------------------------------------------------------
     outstanding at end of year        391,500         8.60    556,450         7.56    682,450         7.65
-------------------------------------------------------------------------------------------------------------
     options exercisable at
      year-end                         391,500    $    8.60    499,950    $    7.95    512,950    $    8.88
     weighted-average fair value of
      options granted during the
      year                                        $    0.00               $    0.00               $    0.00
-------------------------------------------------------------------------------------------------------------

                                           Options Outstanding                       Options Exercisable
-------------------------------------------------------------------------------------------------------------
                                Number      Weighted-Avg.                           Number
              Range of     Outstanding          Remaining    Weighted-Avg.     Exercisable    Weighted-Avg.
       Exercise Prices      at 4/30/06   Contractual Life   Exercise Price      at 4/30/06   Exercise Price
-------------------------------------------------------------------------------------------------------------
     $  3.05 - $  3.05           7,500        5.4 years          $3.05               7,500        $3.05
     $  4.00 - $  7.50         173,375        0.5                 4.35             173,375         4.35
     $  7.63 - $  7.63          90,000        2.4                 7.63              90,000         7.63
     $  9.13 - $ 12.13          42,000        1.8                10.56              42,000        10.56
     $ 13.34 - $ 20.94          78,625        1.2                18.59              78,625        18.59
-------------------------------------------------------------------------------------------------------------
                               391,500        1.3                $8.60             391,500        $8.60
-------------------------------------------------------------------------------------------------------------

     During September 1997, the company's shareholders approved the 1997 option plan which provides for the one-time grant to certain officers and senior managers of options to purchase 106,000 shares of the company's common stock at $1.00 per share. Options under the plan are generally exercisable on January 1, 2006. As of April 30, 2006, the 71,000 options outstanding under the plan have exercise prices of $1.00 and a weighted-average remaining contractual life of 0.7 years. There were no options exercised during fiscal 2006, 2005 and 2004, respectively. Compensation expense recorded under the plan was $139,000 for fiscal 2006 and $210,000 for fiscal 2005 and 2004, respectively.

     During September 2002, the company's shareholders approved the 2002 option plan under which options to purchase up to 1,000,000 shares of common stock may be granted to officers, directors and key employees. Of this total, 467,750 remain available for grant. Options are generally exercisable from one to four years after the date of grant and generally expire five to ten years after the date of grant. No compensation cost has been recognized for this stock option plan as options are granted under the plan at an option price not less than the fair market value at the date of grant.

      A summary of the status of this plan as of April 30, 2006, May 1, 2005, and May 2, 2004 and changes during the years ended on those dates is presented below:

                                                    2006                    2005                    2004
-------------------------------------------------------------------------------------------------------------
                                                  Weighted-               Weighted-               Weighted-
                                                    Average                 Average                 Average
                                                   Exercise                Exercise                Exercise
                                        Shares        Price     Shares        Price     Shares        Price
-------------------------------------------------------------------------------------------------------------
      outstanding at beginning
       of year                         276,125    $    8.95    180,000    $   10.25     93,250    $   13.43
      granted                          257,000         4.59    128,750         7.14     88,750         6.99
      exercised                              0         0.00       (875)        6.61          0         0.00
      canceled/expired                  (1,750)       13.99    (31,750)        9.51     (2,000)        6.61
-------------------------------------------------------------------------------------------------------------
      outstanding at end of year       531,375         6.82    276,125         8.95    180,000        10.25
-------------------------------------------------------------------------------------------------------------
      options exercisable at
       year-end                        157,875    $    9.38     85,250    $   10.57     43,000    $   11.62
      weighted-average fair value of
       options granted during the
       year                                       $    2.52               $    4.26               $    4.07
-------------------------------------------------------------------------------------------------------------

                                           Options Outstanding                       Options Exercisable
-------------------------------------------------------------------------------------------------------------
                                Number      Weighted-Avg.                           Number
              Range of     Outstanding          Remaining    Weighted-Avg.     Exercisable    Weighted-Avg.
       Exercise Prices      at 4/30/06   Contractual Life   Exercise Price      at 4/30/06   Exercise Price
-------------------------------------------------------------------------------------------------------------
      $  4.59 - $  4.59        257,000        4.7 years          $  4.59            14,000        $  4.59
      $  6.61 - $  6.61         64,625        2.1                   6.61            31,875           6.61
      $  7.13 - $  7.27        118,750        3.6                   7.14            38,125           7.17
      $  9.37 - $  9.57         22,500        6.9                   9.47            22,500           9.47
      $ 13.99 - $ 13.99         68,500        1.1                  13.99            51,375          13.99
-------------------------------------------------------------------------------------------------------------
                               531,375        3.8                $  6.82           157,875        $  9.38
-------------------------------------------------------------------------------------------------------------

     The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006, 2005 and 2004, respectively: dividend yield of 0%, 0%, and 0%; risk-free interest rates of 4.4%, 4.2%, and 1.9%; expected volatility of 74%, 77%, and 80%, and expected life of 8.5 years.

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

     In connection with the company's real estate loan with its bank, the company was required to have an agreement to hedge the interest rate risk exposure on the real estate loan. The company entered into a $2,170,000 notional principal interest rate swap, which represents 50% of the principal amount of the real estate loan, that effectively converted the floating rate LIBOR based payments to fixed payments at 4.99%, plus the spread calculated under the real estate loan agreement. This agreement expires in October 2010.

     The company accounts for the interest rate swap as a cash flow hedge whereby the fair value of this contract is reflected in other assets in the accompanying consolidated balance sheets with the offset recorded as accumulated other comprehensive income. The fair value of the interest rate swap agreement at April 30, 2006 was $29,000 as determined by quoted market prices.


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


     (in thousands)                             2006        2005        2004
     ---------------------------------------------------------------------------
     weighted-average common
      shares outstanding, basic               11,567      11,549      11,525
     effect of dilutive stock options              -           -         252
     ---------------------------------------------------------------------------
     weighted-average common
      shares outstanding, diluted             11,567      11,549      11,777
     ---------------------------------------------------------------------------

     Options to purchase 504,938, 495,969 and 348,337 shares of common stock were not included in the computation of diluted net income (loss) per share for fiscal 2006, 2005 and 2004, respectively, because the exercise price of the options was greater than the average market price of the common shares. Options to purchase 50,385 and 143,970 shares were not included in the computation of diluted net income (loss) per share for fiscal 2006 and 2005, respectively, because the company incurred a net loss for these fiscal years.


15.  BENEFIT PLANS

     The company has a defined contribution plan which covers substantially all employees and provides for participant contributions on a pre-tax basis and discretionary matching contributions by the company, which are determined annually. Company contributions to the plan were $1.0 million in fiscal 2006, $1.5 million in fiscal 2005; and $1.6 million in fiscal 2004.

     In addition to the defined contribution plan, the company implemented a nonqualified deferred compensation plan covering officers and certain other associates in fiscal 2003. The plan provides for participant deferrals on a pre-tax basis and non-elective contributions made by the company. Company contributions to the plan were $72,000 for fiscal 2006 and $62,000 for fiscal 2005 and fiscal 2004, respectively. The company's nonqualified plan liability of $650,000 and $491,000 at April 30, 2006 and May 1, 2005,
     respectively, is included in accrued expenses in the Consolidated Balance Sheets.


16.  SEGMENT INFORMATION

     The company's operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures and sells fabrics to bedding manufacturers. The upholstery fabrics segment manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

     International sales, of which 89%, 97% and 98% were denominated in U. S. dollars in 2006, 2005 and 2004, respectively, accounted for 18%, 11% and 11% of net sales in 2006, 2005 and 2004, respectively, and are summarized by geographic area as follows:

     (dollars in thousands)                     2006        2005        2004
     ---------------------------------------------------------------------------
     north america (excluding USA)         $  18,944      22,503      26,740
     far east and asia                        28,104       8,690       6,954
     all other areas                             501       1,056       1,557
     ---------------------------------------------------------------------------
                                           $  47,549      32,249      35,251
     ---------------------------------------------------------------------------

     The company evaluates the operating performance of its segments based upon income (loss) from operations before restructuring and related charges or credits, goodwill impairment, and certain unallocated corporate expenses. Unallocated corporate expenses represent primarily compensation and benefits of certain executive officers and all costs related to being a public company. Segment assets include assets used in the operation of each segment and consist of accounts receivable, inventories, and property, plant, and equipment.

     Sales and gross profit for the company's operating segments are as follows:

     (dollars in thousands)                     2006        2005        2004
     ---------------------------------------------------------------------------
      net sales:
         upholstery fabrics                $ 167,413     181,066     211,794
         mattress fabrics                     93,688     105,432     106,322
     ---------------------------------------------------------------------------
                                           $ 261,101     286,498     318,116
     ---------------------------------------------------------------------------

      gross profit:
         upholstery fabrics                $  14,909      16,899      34,946
         mattress fabrics                     13,579      16,819      23,376
     ---------------------------------------------------------------------------
           total segment gross profit         28,488      33,718      58,322

         restructuring related charges        (4,620)(1)  (7,561)(4)       -
     ---------------------------------------------------------------------------
                                           $  23,868      26,157      58,322
     ---------------------------------------------------------------------------


     (dollars in thousands)                     2006        2005        2004
     ---------------------------------------------------------------------------
     selling, general, and administrative
      expenses:
        upholstery fabrics                 $  15,863      23,334      28,110
        mattress fabrics                       6,724       7,430       8,390
        unallocated corporate                  3,345       4,480       4,519
     ---------------------------------------------------------------------------
           total segment selling, general,
            and administrative expenses       25,932      35,244      41,019

        restructuring related charges          3,022(2)      113(5)        -
     ---------------------------------------------------------------------------
                                           $  28,954      35,357      41,019
     ---------------------------------------------------------------------------
     income (loss) from operations:
        upholstery fabrics                 $    (954)     (6,435)      6,836
        mattress fabrics                       6,855       9,389      14,986
     ---------------------------------------------------------------------------
           total income from operations        5,901       2,954      21,822

        unallocated corporate expenses        (3,345)     (4,480)     (4,519)
        goodwill impairment                        -      (5,126)(6)       -
        restructuring and related charges    (17,915)(3) (18,046)(7)   1,047
     ---------------------------------------------------------------------------
                                           $ (15,359)    (24,698)     18,350
     ---------------------------------------------------------------------------

(1) The $4.6 million represents restructuring related charges of $2.0 million for inventory markdowns, $1.9 million for accelerated depreciation, and $665,000 for operating costs associated with the closing of or closed plant facilities. These items primarily relate to the upholstery fabrics segment.

(2) The $3.0 million represents accelerated depreciation. This charge primarily relates to the upholstery fabrics segment.

(3) The $17.9 million represents restructuring and related charges of $6.0 million for write-downs of buildings and equipment, $5.0 million for accelerated depreciation, $2.2 million for asset movement costs, $2.0 million for inventory markdowns, $1.7 million for employee termination benefits, $665,000 for operating costs associated with the closing of or closed plant facilities, and $316,000 for lease termination and other exit costs. These items primarily relate to the upholstery fabrics segment.

(4) The $7.6 million represents restructuring and related charges of $6.0 million for accelerated depreciation and $1.6 million for inventory markdowns. These items primarily relate to the upholstery fabrics segment.

(5) The $113,000 represents accelerated depreciation. This charge primarily relates to the upholstery fabrics segment.

(6)  The $5.1 million  represents a goodwill  impairment  charge related to CDF.

(7) The $18.0 million represents $6.0 million for accelerated depreciation, $5.7 million for write-downs of buildings and equipment, $2.5 million related to asset movement costs, $2.2 million related to termination benefits, and $1.6 million for inventory markdowns. These items primarily relate to the upholstery fabrics segment.

     One customer within the upholstery fabrics segment represented approximately 13%, 15% and 13% of consolidated net sales for fiscal 2006, 2005 and 2004, respectively. No other customer accounted for 10% or more of consolidated net sales during those years.

     Balance sheet information for the company's operating segments follow:

     (dollars in thousands)                     2006        2005        2004
     ---------------------------------------------------------------------------
     segment assets
        mattress fabrics
           current assets                  $  21,179      24,951      24,639
           property, plant, and equipment     25,357(8)   26,658(8)   23,126(8)
     ---------------------------------------------------------------------------
             total mattress fabrics assets $  46,536      51,609      47,765
     ---------------------------------------------------------------------------

        upholstery fabrics
           current assets                  $  44,563      54,372      55,125
           property, plant, and equipment     19,229(9)   39,273(9)   54,644(9)
     ---------------------------------------------------------------------------
             total upholstery fabrics
              assets                       $  63,792      93,645     109,769
     ---------------------------------------------------------------------------

             total segment assets            110,328     145,254     157,534

     non-segment assets
        cash and cash equivalents              9,714       5,107      14,568
        deferred income taxes                 27,296      17,140       9,256
        other current assets                   1,287       2,691       1,722

        property, plant, and equipment            53         101           -
        assets held for sale                   3,111           -           -
        goodwill                               4,114       4,114       9,240
        other assets                           1,564       1,716       1,496
     ---------------------------------------------------------------------------
             total assets                  $ 157,467     176,123     193,816
     ---------------------------------------------------------------------------

     capital expenditures:
        mattress Fabrics                   $   3,659       6,321         913
        upholstery Fabrics                     2,811       1,895       5,834
        unallocated corporate                      -       6,144(10)       -
     ---------------------------------------------------------------------------
                                           $   6,470      14,360       6,747
     ---------------------------------------------------------------------------

     depreciation expense
        mattress fabrics                   $   3,662       3,635       3,753
        upholstery fabrics                     5,740       9,227       9,889
     ---------------------------------------------------------------------------
           total segment depreciation
            expense                            9,402      12,862      13,642
        accelerated depreciation -
         upholstery fabrics                    4,960       6,022           -
     ---------------------------------------------------------------------------
                                           $  14,362      18,884      13,642
     ---------------------------------------------------------------------------

(8) Included in property, plant, and equipment are assets located in the U.S. totaling $12.9 million, $12.2 million, and $9.8 million, for fiscal 2006, 2005, and 2004, respectively.

(9) Included in property, plant, and equipment are assets located in the U.S. totaling $13.8 million, $36.2 million, and $51.5 million for fiscal 2006, 2005, and 2004, respectively. Included in this U.S. property, plant, and equipment are various other corporate allocations totaling $4.1 million and $4.2 million at April 30, 2006 and May 1, 2005, respectively.

(10) Unallocated corporate expenditures for fiscal 2005 primarily represent capital spending for the new corporate office building.

17.  RELATED PARTY TRANSACTIONS

     A director of the company is also an officer and director of a major customer of the company. The amount of net sales to this customer was approximately $33.3 million in fiscal 2006, $42.3 million in fiscal 2005; and $41.8 million in fiscal 2004. The amount due from this customer at April 30, 2006 and May 1, 2005 was approximately $2.4 million and $3.7 million, respectively.

     Rents paid to entities owned by certain shareholders and officers of the company and their immediate families were approximately $158,000 in fiscal 2006, $622,000 in fiscal 2005, and $682,000 in fiscal 2004. Effective May 2, 2005, the company modified a lease agreement with a related party to reduce their monthly base rent from $45,375 to $15,000 and extend the expiration date from February 2006 to April 2007.


18.  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is the total of net income (loss) and other changes in equity, except those resulting from investments by shareholders and distributions to shareholders not reflected in net income (loss).

     A summary of comprehensive income (loss) follows:

     (dollars in thousands)                     2006        2005        2004
     ---------------------------------------------------------------------------
     net income (loss)                     $ (11,796)    (17,852)      7,220

     gain on cash flow hedge, net of taxes        18           -           -
     ---------------------------------------------------------------------------
                                           $ (11,778)    (17,852)      7,220
     ---------------------------------------------------------------------------


19.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, and amendment of ARB No. 43, Chapter 4," which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the company will adopt this standard in the first quarter of fiscal 2007. The company does not expect there to be any material effect on its consolidated financial statements upon adoption of the new standard.

     SFAS No. 123 (Revised 2004), "Share-Based Payment," issued in December 2004, is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123 (Revised 2004) are effective for fiscal years beginning after June 15, 2005 and the company will adopt this standard in the first quarter of fiscal 2007. The company does not expect there to be any material effect on its consolidated financial statements upon adoption of this new standard.

     In March 2005, the FASB issued Interpretation No.47, "Accounting for Conditional Asset Retirement Obligations," (FIN 47). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143,"Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and
     (or) method of settlement are conditional on a future event that may or may not be within the control of an entity. FIN 47 was effective for the company on April 30, 2006. The adoption of FIN 47 did not have a material effect on the company's consolidated financial statements.

SELECTED QUARTERLY DATA

                                                   fiscal    fiscal    fiscal    fiscal    fiscal    fiscal    fiscal    fiscal
                                                    2006      2006      2006      2006      2005      2005      2005      2005
                                                    4th       3rd       2nd       1st       4th       3rd       2nd       1st
(amounts in thousands, except per share amounts)   quarter   quarter   quarter   quarter   quarter   quarter   quarter   quarter
---------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) STATEMENT DATA
  net sales                                      $  70,718    61,035    67,006    62,340    74,183    69,060    75,406    67,849
  cost of sales                                     63,135    56,858    61,455    55,785    68,835    66,493    65,839    59,174
---------------------------------------------------------------------------------------------------------------------------------
      gross profit                                   7,583     4,177     5,551     6,555     5,348     2,567     9,567     8,675
  selling, general and administrative expenses       6,474     6,098     6,526     9,856     9,048     8,191     8,838     9,280
  goodwill impairment                                    -         -         -         -         -         -     5,126         -
  restructuring expense (credit) and asset
   impairments                                       3,692       343     4,412     1,826     8,083     1,135     1,292      (138)
---------------------------------------------------------------------------------------------------------------------------------
      loss from operations                          (2,583)   (2,264)   (5,387)   (5,127)  (11,783)   (6,759)   (5,689)     (467)
  interest expense                                   1,055     1,063       942       948       924       912       937       940
  interest income                                      (48)      (43)      (19)      (16)      (36)      (42)      (29)      (27)
  other expense                                        152       135       214       133        81        49       173       214
---------------------------------------------------------------------------------------------------------------------------------
      loss before income taxes                      (3,742)   (3,419)   (6,524)   (6,192)  (12,752)   (7,678)   (6,770)   (1,594)
  income taxes                                      (2,208)   (1,250)   (2,372)   (2,251)   (5,022)   (2,801)   (2,577)     (542)
---------------------------------------------------------------------------------------------------------------------------------
      net loss                                   $  (1,534)   (2,169)   (4,152)   (3,941)   (7,730)   (4,877)   (4,193)   (1,052)
---------------------------------------------------------------------------------------------------------------------------------
  depreciation                                   $   2,087     2,439     3,665     6,172     4,379     7,605     3,538     3,362
---------------------------------------------------------------------------------------------------------------------------------
  weighted average shares outstanding               11,594    11,562    11,559    11,551    11,550    11,550    11,549    11,547
  weighted average shares outstanding,
   assuming dilution                                11,594    11,562    11,559    11,551    11,550    11,550    11,549    11,547
---------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
  net loss per share - basic                     $   (0.13)    (0.19)    (0.36)    (0.34)    (0.67)    (0.42)    (0.36)    (0.09)
  net loss per share - diluted                       (0.13)    (0.19)    (0.36)    (0.34)    (0.67)    (0.42)    (0.36)    (0.09)
  book value                                          6.39      6.55      6.73      7.09      7.43      8.09      8.51      8.87
---------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
  operating working capital (3)                  $  44,907    49,915    53,755    56,620    56,471    57,750    59,926    61,468
  property, plant and equipment, net                44,639    52,562    54,212    60,190    66,032    71,024    76,062    78,880
  total assets                                     157,467   166,339   166,539   167,187   176,123   175,931   182,040   188,599
  capital expenditures                                 657       390     1,379     4,044     6,033     2,776     1,008     4,543
  long-term debt (1)                                47,722    55,278    54,930    50,566    50,550    50,559    51,163    51,064
  shareholders' equity                              74,523    75,707    77,818    81,885    85,771    93,441    98,265   102,398
  capital employed (2)                             122,245   130,985   132,748   132,451   136,321   144,000   149,428   153,462
---------------------------------------------------------------------------------------------------------------------------------
RATIOS & OTHER DATA
  gross profit margin                                 10.7%      6.8%      8.3%     10.5%      7.2%      3.7%     12.7%     12.8%
  operating loss margin                               (3.7)     (3.7)     (8.0)     (8.2)    (15.9)     (9.8)     (7.5)     (0.7)
  net loss margin                                     (2.2)     (3.6)     (6.2)     (6.3)    (10.4)     (7.1)     (5.6)     (1.6)
  effective income tax rate                           59.0      36.6      36.4      36.4      39.4      36.5      38.1      34.0
  long-term debt-to-total capital employed
   ratio (1)                                          39.0      42.2      41.4      38.2      37.1      35.1      34.1      33.3
  operating working capital turnover (3)               5.0       4.8       4.8       4.8       4.8       4.9       4.9       5.1
  days sales in receivables                             37        39        37        31        35        32        32        30
  inventory turnover                                   6.4       5.7       5.1       4.3       5.7       5.6       5.2       4.7
---------------------------------------------------------------------------------------------------------------------------------
STOCK DATA
  stock price
    high                                         $    5.10      5.23      5.20      5.08      6.55      6.97      8.00      9.10
    low                                               4.45      4.42      4.18      3.83      4.20      4.96      5.80      6.64
    close                                             4.64      4.50      5.13      4.55      4.70      6.39      6.00      7.80
  daily average trading volume (shares)                4.0       7.0      17.6      21.0      15.0      24.3      16.5      29.2
---------------------------------------------------------------------------------------------------------------------------------

(1)  Long-term debt includes long-term and current maturities of long-term debt.
(2)  Capital employed includes long-term debt and shareholders' equity
(3) Operating working capital for this calculation is accounts receivable, inventories and accounts payable

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the three years ended April 30, 2006, there were no changes of accountants and/or disagreements on any matters of accounting principles or practices or financial statement disclosures.


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

Management's Report on Internal Control over Financial Reporting

In accordance with Section 404 of the Sarbanes-Oxley Act and SEC rules thereunder, management has conducted an assessment of the Company's internal control over financial reporting as of April 30, 2006. Management's report regarding that assessment appears on page 41 of this report and is incorporated herein by reference.

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting for the Company's fourth quarter ended April 30, 2006, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.


                           ITEM 9B. OTHER INFORMATION

None.

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

                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
                                     MATTERS

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

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

                                                                  Page of Annual
                                                                    Report on
Item                                                                Form 10-K
----                                                                ---------

Consolidated Balance Sheets - April 30, 2006 and May 1, 2005..........   44

Consolidated Statements of Income (Loss) - for the years ended
 April 30, 2006, May 1, 2005 and May 2, 2004..........................   45

Consolidated Statements of Shareholders' Equity - for the years
 ended April 30, 2006, May 1, 2005 and May 2, 2004....................   46

Consolidated Statements of Cash Flows - for the years ended
 April 30, 2006, May 1, 2005 and May 2, 2004..........................   47

Notes to Consolidated Financial Statements............................   48

Reports of Independent Registered Public Accounting Firm..............   42

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

     10(o) Second Amendment to Amended and Restated Credit Agreement dated as of June 3, 2003 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as exhibit 10(q) to the company's form 10-K for the year ended April 27, 2003, filed on July 25, 2003, and is incorporated here by reference.

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

     10(t) Sixth Amendment to Amended and Restated Credit Agreement dated as of August 30, 2005 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank., was filed as Exhibit 99(c) to Current Report on form 8-K dated August 30, 2005, and is incorporated herein by reference.

     10(u) Real Estate Loan Commitment letter between Culp, Inc. and Wachovia, National Association, was filed as Exhibit 99(d) to Current Report on form 8-K dated August 30, 2005, and is incorporated herein by reference.

     10(v) Seventh Amendment to Amended and Restated Credit Agreement dated as of December 7, 2005 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank., was filed as Exhibit 10(c) to the company's form 10-Q for the quarter ended October 30, 2005, filed December 9, 2005, and is incorporated herein by reference.

     10(w) Eighth Amendment to Amended and Restated Credit Agreement dated as of January 29, 2006 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank., was filed as Exhibit 10(a) to the company's form 10-Q for the quarter ended January 29, 2006, filed March 10, 2006, and is incorporated herein by reference.

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

     24(a)     Power of Attorney of Jean L.P. Brunel, dated July 10, 2006

     24(b)     Power of Attorney of Howard L. Dunn, dated July 10, 2006

     24(c)     Power of Attorney of Patrick B. Flavin, dated July 10, 2006

     24(d)     Power of Attorney of Kenneth R. Larson, dated July 10, 2006

     24(e)     Power of Attorney of Kenneth W. McAllister, dated July 10, 2006

     24(f)     Power of Attorney of Patrick H. Norton, dated July 10, 2006

     31(a) Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

     31(b) Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

     32(a) Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

     32(b) Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

b)   Exhibits:

     The exhibits to this Form 10-K are filed at the end of this Form 10-K immediately preceded by an index. A list of the exhibits begins on page 77 under the subheading "Exhibits Index."

c)   Financial Statement Schedules:

     See Item 15(a) (2)

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of July 2006.

                                  CULP, INC.

                                  By: /s/  Robert G. Culp, III
                                           -------------------
                                           Robert G. Culp, III
                                           Chairman and Chief Executive Officer
                                           (principal executive officer)

                                  By: /s/  Franklin N. Saxon
                                           -----------------
                                           Franklin N. Saxon
                                           President and Chief Operating Officer
                                           (principal financial officer)

                                  By: /s/  Kenneth R. Bowling
                                           ------------------
                                           Kenneth R. Bowling
                                           Vice President Finance, Treasurer
                                           (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of July 2006.

/s/    Robert G. Culp, III                       /s/  Patrick H. Norton *
       -------------------                            ------------------
       Robert G. Culp, III                            Patrick H. Norton
       (Chairman of the Board of Directors)           (Director)

/s/    Franklin N. Saxon                         /s/  Jean L.P.. Brunel *
       -----------------                              -----------------
       Franklin N. Saxon                              Jean L.P. Brunel
       (Director)                                     (Director)

                                                      H. Bruce English
                                                      -------------------
                                                      (Director)
/s/    Howard L. Dunn, Jr.*
       -------------------                       /s/  Kenneth R. Larson *
       Howard L. Dunn, Jr.                            -------------------
       (Director)                                     Kenneth R. Larson
                                                      (Director)
/s/    Patrick B. Flavin*
       -----------------
       Patrick B. Flavin
       (Director)

/s/    Kenneth W. McAllister*
       ---------------------
       Kenneth W. McAllister
       (Director)

















* By Franklin N. Saxon, Attorney-in-Fact, pursuant to Powers of Attorney filed with the Securities and Exchange Commission.

                                  EXHIBIT INDEX


Exhibit Number      Exhibit
--------------      -------

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

     24(a)          Power of Attorney of Jean L.P. Brunel, dated July 10, 2006

     24(b)          Power of Attorney of Howard L. Dunn, dated July 10, 2006

     24(c)          Power of Attorney of Patrick B. Flavin, dated July 10, 2006

     24(d)          Power of Attorney of Kenneth R. Larson, dated July 10, 2006

     24(e)          Power of Attorney of Kenneth W. McAllister, dated July 10,
                    2006

     24(f)          Power of Attorney of Patrick H. Norton, dated July 10, 2006

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