Form 10-Q
period 2006-07-30
CULP INC
filed 2006-09-08
CIK 723603

===============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 30, 2006

                           COMMISSION FILE NO. 0-12781

                                   CULP, INC.

             (Exact name of registrant as specified in its charter)

             NORTH CAROLINA                             56-1001967
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or other organization)

         1823 EASTCHESTER DRIVE

       HIGH POINT, NORTH CAROLINA                           27265-1402
(Address of principal executive offices)                    (zip code)

                                 (336) 889-5161
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO THE FILING REQUIREMENTS FOR AT
LEAST THE PAST 90 DAYS.    [X] YES   NO [ ]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF "ACCELERATED FILER AND LARGE ACCELERATED FILER" IN RULE 12B-2 OF THE EXCHANGE ACT. (CHECK
ONE);

   LARGE ACCELERATED FILER [_] ACCELERATED FILER [_] NON-ACCELERATED FILER [X]

INDICATE BY CHECK MARK WHETHER THE  REGISTRANT IS A SHELL COMPANY (AS DEFINED BY
RULE 12B-2 OF THE EXCHANGE ACT).     [_] YES   NO [X]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE:

             COMMON SHARES OUTSTANDING AT JULY 30, 2006: 11,684,959

                                PAR VALUE: $0.05

================================================================================




                               INDEX TO FORM 10-Q
                       FOR THE PERIOD ENDED JULY 30, 2006

                                                                                                            PAGE
                                                                                                            ----

                          PART I - FINANCIAL STATEMENTS
                          -----------------------------

ITEM 1.    UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS:
---------------------------------------------------------------

           Consolidated Statements of Net Income (Loss) -- Three Months
                Ended July 30, 2006 and July 31, 2005                                                         I-1

           Consolidated Balance Sheets -- July 30, 2006, July 31, 2005 and April 30, 2006                     I-2

           Consolidated Statements of Cash Flows -- Three Months Ended July 30, 2006 and July 31, 2005        I-3

           Consolidated Statements of Shareholders' Equity                                                    I-4

           Notes to Consolidated Financial Statements                                                         I-5

           Cautionary Statement Concerning Forward-Looking Information                                       I-18

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS             I-18

------------------------------------------------------------------------------------------------
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                        I-28
---------------------------------------------------------------------

ITEM 4.    CONTROLS AND PROCEDURES                                                                           I-28
----------------------------------

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1A.                                                                                                     II-1
-------

ITEM 6. EXHIBITS                                                                                             II-1
---------------

Signatures                                                                                                   II-2



Item 1: Financial Statements
----------------------------

                                                        CULP, INC.
                                       CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)
                                FOR THE THREE MONTHS ENDED JULY 30, 2006 AND JULY 31, 2005
                                                        UNAUDITED
                                    (Amounts in Thousands, Except for Per Share Data)

                                                                        THREE MONTHS ENDED
                                          -----------------------------------------------------------------------------
                                                      Amounts                                    Percent of Sales
                                          ------------------------------                  -----------------------------
                                              July 30,       July 31,       % Over          July 30,       July 31,
                                                2006           2005         (Under)            2006           2005
                                          --------------- --------------  -----------     ------------   --------------
Net sales                                 $        62,585         62,340          0.4 %          100.0 %          100.0 %
Cost of sales                                      54,525         55,785         (2.3)%           87.1 %           89.5 %
                                          --------------- --------------  -----------     ------------   --------------
         Gross profit                               8,060          6,555         23.0 %           12.9 %           10.5 %

Selling, general and
  administrative expenses                           6,575          9,856        (33.3)%           10.5 %           15.8 %
Restructuring expense                                 730          1,826        (60.0)%            1.2 %            2.9 %
                                          --------------- --------------  -----------     ------------   --------------
         Income (loss) from operations                755         (5,127)       114.7 %            1.2 %           (8.2)%

Interest expense                                      950            948          0.2 %            1.5 %            1.5 %
Interest income                                       (46)           (16)       187.5 %           (0.1)%           (0.0)%
Other (income) expense                               (278)           133       (309.0)%           (0.4)%            0.2 %
                                          --------------- --------------  -----------     ------------   --------------
         Income (loss) before income taxes            129         (6,192)       102.1 %            0.2 %           (9.9)%

Income taxes *                                         (3)        (2,251)       (99.9)%           (2.3)%           36.4 %
                                          --------------  --------------  -----------     ------------   --------------
         Net income (loss)                $           132         (3,941)       103.3 %            0.2 %          (6.3) %
                                          =============== ==============  ===========     ============   --------------

Net income (loss) per share, basic        $          0.01          (0.34)       102.9 %
Net income (loss) per share, diluted                 0.01          (0.34)       102.9 %
Average shares outstanding, basic                  11,672         11,551          1.0 %
Average shares outstanding, diluted                11,770         11,551          1.9 %


*  Percent of sales column is calculated as a % of income (loss) before income taxes.

See accompanying notes to consolidated financial statements.

                                   CULP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 JULY 30, 2006, JULY 31, 2005 AND APRIL 30, 2006
                                    UNAUDITED
                             (Amounts in Thousands)


                                                     Amounts
                                         -------------------------------             Increase
                                             July 30,        July 31,               (Decrease)
                                                                          ------------------------------   * April 30,
                                               2006            2005           Dollars          Percent         2006
                                         ---------------  --------------  --------------    ------------  --------------
Current assets:
    Cash and cash equivalents            $         8,387           5,238           3,149         60.1 %            9,714
    Accounts receivable                           26,044          23,019           3,025         13.1 %           29,049
    Inventories                                   43,055          52,125          (9,070)       (17.4)%           36,693
    Deferred income taxes                          7,120           7,054              66          0.9 %            7,120
    Assets held for sale                           2,531               -           2,531        100.0 %            3,111
    Other current assets                           2,789           1,660           1,129         68.0 %            1,287
                                         ---------------  --------------  --------------    -----------   --------------
               Total current assets               89,926          89,096             830          0.9 %           86,974

Property, plant and equipment, net                42,835          60,190         (17,355)       (28.8)%           44,639
Goodwill                                           4,114           4,114               -          0.0 %            4,114
Deferred income taxes                             21,513          12,268           9,245         75.4 %           20,176
Other assets                                       1,542           1,519              23          1.5 %            1,564
                                         ---------------  --------------  --------------    -----------   --------------
               Total assets              $       159,930         167,187          (7,257)        (4.3)%          157,467
                                         ===============  ==============  ==============    ===========   ==============
Current liabilities:
    Current maturities of long-term debt $         7,739           8,126            (387)        (4.8)%            8,060
    Accounts payable                              21,247          18,524           2,723         14.7 %           20,835
    Accrued expenses                               9,130          10,178          (1,048)       (10.3)%            7,845
    Accrued restructuring costs                    3,745           4,855          (1,110)       (22.9)%            4,054
    Income taxes payable                           3,561           1,179           2,382        202.0 %            2,488
                                         ---------------  --------------  --------------    -----------   --------------
               Total current liabilities          45,422          42,862           2,560          6.0 %           43,282

Long-term debt, less current maturities           39,601          42,440          (2,839)        (6.7)%           39,662
                                         ---------------  --------------  --------------    -----------   --------------
               Total liabilities                  85,023          85,302            (279)        (0.3)%           82,944

Shareholders' equity                              74,907          81,885          (6,978)        (8.5)%           74,523
                                         ---------------  --------------  --------------    -----------   --------------
               Total liabilities and
               shareholders' equity      $       159,930         167,187          (7,257)        (4.3)%          157,467
                                         ===============  ==============  ==============    ===========   ==============

Shares outstanding                                11,685          11,552             133          1.2 %           11,655
                                         ===============  ==============  ==============    ===========   ==============


*  Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

                                   CULP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED JULY 30, 2006 AND JULY 31, 2005
                                    UNAUDITED
                             (Amounts in Thousands)

                                                                                       THREE MONTHS ENDED
                                                                                     -----------------------
                                                                                            Amounts
                                                                                     -----------------------
                                                                                       July 30,    July 31
                                                                                         2006        2005
                                                                                     ----------   ----------
Cash flows from operating activities:
     Net income (loss)                                                                 $   132       (3,941)
     Adjustments to reconcile net income (loss) to net cash
        (used in) provided by operating activities:
           Depreciation                                                                  1,702        6,172
           Amortization of other assets                                                     23           31
           Stock-based compensation                                                        132           53
           Deferred income taxes                                                        (1,337)      (2,182)
           Restructuring expense                                                            70          853
           Gain on sale of equipment                                                      (307)        --
           Changes in assets and liabilities:
              Accounts receivable                                                        3,005        5,805
              Inventories                                                               (6,362)      (1,626)
              Other current assets                                                      (1,502)       1,031
              Other assets                                                                  (6)         166
              Accounts payable                                                             796       (4,413)
              Accrued expenses                                                           1,285          622
              Accrued restructuring                                                       (309)        (995)
              Income taxes payable                                                       1,073         (365)
                                                                                       -------      -------
                 Net cash (used in) provided by operating activities                    (1,605)       1,211
                                                                                       -------      -------
Cash flows from investing activities:
     Capital expenditures                                                                 (637)      (3,840)
     Proceeds from the sale of buildings and equipment                                   1,600        2,850
                                                                                       -------      -------
                 Net cash provided by (used in) investing activities                       963         (990)
                                                                                       -------      -------
Cash flows from financing activities:
     Payments on vendor-financed capital expenditures                                     (428)        (108)
     Payments on long-term debt                                                           (382)        --
     Proceeds from the issuance of long-term debt                                         --             16
     Proceeds from common stock issued                                                     125            2
                                                                                       -------      -------
                 Net cash used in financing activities                                    (685)         (90)
                                                                                       -------      -------
(Decrease) increase in cash and cash equivalents                                        (1,327)         131

Cash and cash equivalents at beginning of period                                         9,714        5,107
                                                                                       -------      -------
Cash and cash equivalents at end of period                                             $ 8,387        5,238
                                                                                       =======      =======

See accompanying notes to consolidated financial statements.

                                   CULP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    UNAUDITED
                    (Dollars in thousands, except share data)

                                                             Capital                                  Accumulated
                                       Common Stock          Contributed                                 Other         Total
                               -------------------------     in Excess       Unearned      Retained   Comprehensive Shareholders'
                                 Shares       Amount         of Par Value   Compensation   Earnings      Income        Equity
                               ------------  -----------  --------------   ------------   ----------- ------------  -----------
Balance,  May 1, 2005           11,550,759        $ 579           39,964           (139)       45,367         -        $ 85,771
    Net loss                             -            -                -              -       (11,796)        -         (11,796)
    Stock-based compensation             -            -                -            139             -         -             139
    Gain on cash
      flow hedge, net of taxes           -            -                -              -             -        18              18
    Common stock
       issued in connection
       with stock option plans     104,200            5              386              -             -         -             391
                               ------------  -----------  --------------   ------------   ------------ ---------   -------------
Balance,  April 30, 2006        11,654,959          584           40,350              -        33,571        18          74,523
    Net income                           -            -                -              -           132         -             132
    Stock-based compensation             -            -              132              -             -         -             132
    Loss on cash flow
       hedge, net of taxes               -            -                -              -             -        (5)             (5)
    Common stock
       issued in connection
       with stock option plans      30,000            2              123              -             -         -             125
                               ------------  -----------  --------------   ------------   ------------ ---------   -------------
Balance,  July 30, 2006         11,684,959        $ 586           40,605              -        33,703        13        $ 74,907
                               ============  ===========  ===============  =============  ============ =========   =============

See accompanying notes to consolidated financial statements.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiaries (the "company") include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. All of these adjustments are of a normal recurring nature except as disclosed in note 10 to the consolidated financial statements. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company's annual report on Form 10-K filed with the Securities and Exchange Commission on July 26, 2006 for the fiscal year ended April 30, 2006.

The company's three months ended July 30, 2006 and July 31, 2005 represent 13 week periods.

2. Stock-Based Compensation

Effective May 1, 2006, the company began recording compensation expense associated with its stock option plans in accordance with SFAS No. 123R, "Share-Based Payment" which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant date fair value of the award. The company adopted the modified prospective transition method provided for under SFAS No. 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal 2007 now includes amortization related to the remaining unvested portion of all stock option awards granted prior to May 1, 2006 based on their grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Prior to May 1, 2006, the company recognized compensation costs related to employee stock option plans utilizing the intrinsic value-based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The company had also adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure." SFAS No. 123 required disclosure of pro-forma net income, earnings per share, and other information as if the fair value method of accounting for stock options and other equity instruments described in SFAS No. 123 had been adopted.

As a result of adopting SFAS No. 123R, the company recorded $132,000 of compensation expense for stock options within selling, general, and administrative expense for the three-month period ended July 30, 2006. In the prior year, the company recorded $53,000 of compensation expense for stock options that were required to be accounted for under the provisions of APB Opinion No. 25 for the three-month period July 31, 2005.

Prior to the adoption of SFAS No. 123R, the benefit of tax deductions in excess of recognized compensation costs were reported as an operating cash flow. SFAS No. 123R requires such benefits be recorded as financing cash flow rather than as a reduction of taxes paid within operating cash flow. For the three-month period ended July 30, 2006, no tax benefits in excess of recognized compensation costs were realized from option exercises.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



The remaining unrecognized compensation costs related to unvested awards at July 30, 2006 is $1.3 million which is expected to be recognized over a weighted average period of 3.1 years.

The following table illustrates the effect on net loss and net loss per share if the company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the company's stock option plan for three-months ended July 31, 2005:

-----------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                                          July 31, 2005
-----------------------------------------------------------------------------------------------------------
Net loss, as reported                                                              $            (3,941)
Add:  Total stock-based employee compensation expense
included in net loss, net of tax                                                                    33
Deduct:  Total stock-based employee compensation expense
determined under fair value-based method for all awards,
net of tax                                                                                        (107)
-----------------------------------------------------------------------------------------------------------
Pro forma net loss                                                                 $            (4,015)
-----------------------------------------------------------------------------------------------------------
Net loss per share:
Basic - as reported                                                                $            (0.34)
Basic - pro forma                                                                               (0.35)
Diluted - as reported                                                                           (0.34)
Diluted - pro forma                                                                             (0.35)
-----------------------------------------------------------------------------------------------------------

Under the company's stock option plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of grant. Options granted under these plans generally vest over four years and expire five to ten years after the date of grant. The fair value of each option award was estimated on the date of grant using a Black-Scholes option-pricing model. The fair value of stock options granted during the three-month period ended July 30, 2006 was $2.43 per share using the following assumptions:

-----------------------------------------------------------------------------------------------------------
Risk-free interest rate                                                                           5.03%
Dividend yield                                                                                    0.00%
Expected volatility                                                                              67.03%
Expected term (in years)                                                                           1.6
-----------------------------------------------------------------------------------------------------------


The assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and actual historical experience. The risk-free interest rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield was calculated based on the company's annual dividend as of the option grant date. The expected volatility was derived using a term structure based on historical volatility and the volatility implied by exchange-traded options on the company's common stock. The expected term of the options is the contractual term of the stock options and expected employee exercise and post-vesting employment termination trends.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



The following table summarizes the stock options (vested and unvested) as of July 30, 2006 and option activity during the three-month period then ended:

-------------------------------------------------------------------------------------------------------------------------------
                                                         Weighted-                   Weighted-
                                                          Average                     Average                   Aggregate
                                                         Exercise                   Contractual                 Intrinsic
                                  Shares                   Price                       Term                       Value
-------------------------------------------------------------------------------------------------------------------------------
Outstanding, April 30, 2006       993,875            $         7.11
Granted                           218,000                      4.52
Expired                          (154,750)                     5.85
Exercised                         (30,000)                     4.10                                        $            9,000
-------------------------------------------------------------------------------------------------------------------------------
Outstanding, July 30, 2006      1,027,125                      6.84                3.3 Years               $          712,485
-------------------------------------------------------------------------------------------------------------------------------

At July 30, 2006, there were 274,750 shares available for future grants under the company's incentive stock option plans and options to purchase 496,000 shares were exercisable which had a weighted average exercise price of $8.93 per share, an aggregate intrinsic value of $346,865 and a weighted average contractual term of 0.16 years.

3.  Accounts Receivable

A summary of accounts receivable follows:

------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                      July 30, 2006                         April 30, 2006
------------------------------------------------------------------------------------------------------------------
Customers                                                $          28,117                        $        30,924
Allowance for doubtful accounts                                       (985)                                (1,049)
Reserve for returns and allowances and discounts                    (1,088)                                  (826)
------------------------------------------------------------------------------------------------------------------
                                                         $          26,044                        $        29,049
------------------------------------------------------------------------------------------------------------------

A summary of the activity in the allowance for doubtful accounts follows:

------------------------------------------------------------------------------------------------------------------
                                                                           Three months ended
(dollars in thousands)                                      July 30, 2006                           July 31, 2005
------------------------------------------------------------------------------------------------------------------
Beginning balance                                        $          (1,049)                       $        (1,142)
Recovery of bad debt expense                                             8                                      0
Net write-offs                                                          56                                     22
------------------------------------------------------------------------------------------------------------------
Ending balance                                           $            (985)                       $        (1,120)
------------------------------------------------------------------------------------------------------------------

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

--------------------------------------------------------------------------------------------------------------------
                                                                           Three months ended
(dollars in thousands)                                      July 30, 2006                           July 31, 2005
--------------------------------------------------------------------------------------------------------------------
Beginning balance                                        $            (826)                       $          (837)
Provision for returns and allowances
    and discounts                                                     (701)                                  (491)
Discounts taken                                                        439                                    487
--------------------------------------------------------------------------------------------------------------------
Ending balance                                           $          (1,088)                       $          (841)
--------------------------------------------------------------------------------------------------------------------

4.  Inventories

Inventories are carried at the lower of cost or market. Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

--------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                      July 30, 2006                         April 30, 2006
--------------------------------------------------------------------------------------------------------------------
Raw materials                                            $          12,452                        $        13,561
Work-in-process                                                      1,894                                  2,020
Finished goods                                                      28,709                                 21,112
--------------------------------------------------------------------------------------------------------------------
                                                         $          43,055                        $        36,693
--------------------------------------------------------------------------------------------------------------------

5.  Accounts Payable

A summary of accounts payable follows:

--------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                      July 30, 2006                         April 30, 2006
--------------------------------------------------------------------------------------------------------------------
Accounts payable-trade                                   $          19,182                        $        18,386
Accounts payable-capital expenditures                                2,065                                  2,449
--------------------------------------------------------------------------------------------------------------------
                                                         $          21,247                        $        20,835
--------------------------------------------------------------------------------------------------------------------

6.  Accrued Expenses

A summary of accrued expenses follows:

--------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                      July 30, 2006                         April 30, 2006
--------------------------------------------------------------------------------------------------------------------
Compensation, commissions and related benefits           $           4,252                        $         4,757
Interest                                                             1,225                                    433
Accrued rebates                                                        902                                    705
Other                                                                2,751                                  1,950
--------------------------------------------------------------------------------------------------------------------
                                                         $           9,130                        $         7,845
--------------------------------------------------------------------------------------------------------------------

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



7.  Long-Term Debt

A summary of long-term debt follows:

-----------------------------------------------------------------------------------------------
(dollars in thousands)                July 30, 2006                         April 30, 2006
-----------------------------------------------------------------------------------------------
Unsecured term notes               $          42,440                        $        42,440
Real estate loan                               4,193                                  4,242
Canadian government loans                        707                                  1,040
-----------------------------------------------------------------------------------------------
                                              47,340                                 47,722
Less current maturities                       (7,739)                                (8,060)
-----------------------------------------------------------------------------------------------
                                   $          39,601                        $        39,662
-----------------------------------------------------------------------------------------------

Unsecured Term Notes

The company's unsecured term notes have a fixed interest rate of 7.76% (payable semi-annually in March and September) and are payable over an average remaining term of three years beginning March 2007 through March 2010. The principal payments are required to be paid in annual installments over the next four years as follows: March 2007 - $7.5 million; March 2008 - $19.9 million; March 2009 - $7.5 million; and March 2010 - $7.5 million.

Real Estate Loan

The company's real estate loan is secured by a lien on the company's corporate headquarters office located in High Point, NC. This term loan bears interest at the one-month London Interbank Offered Rate plus an adjustable margin based on the company's debt/EBITDA ratio, as defined in the agreement and is payable in varying monthly installments through September 2010, with a final payment of $3.3 million in October 2010.

Revolving Credit Agreement

On July 20, 2006, the company entered into a Ninth Amendment to this credit agreement. This credit agreement provides for a revolving loan commitment of $8.0 million, including letters of credit up to $5.5 million. Borrowings under the credit facility bear interest at the one-month London Interbank Offered Rate plus an adjustable margin based on the company's debt/EBITDA ratio, as defined in the agreement. This agreement limits annual capital expenditures to $2.5 million for fiscal 2007, requires the company to maintain collected deposit balances of at least $2.0 million, and maintain certain other financial covenants as defined in the agreement. As of July 30, 2006, there were $4.0 million in outstanding letters of credit and no borrowings outstanding under the agreement. This agreement expires on August 31, 2007.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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

Overall

The company's loan agreements require that the company maintain compliance with certain financial ratios. At July 30, 2006, the company was in compliance with these financial covenants.

The principal payment requirements of long-term debt during the next five years are: Year 1 - $7.7 million; Year 2 - $20.0 million; Year 3 - $7.8 million; Year 4 - $7.8 million; Year 5 - $3.5 million; and thereafter - $455,000.

8. Interest Rate Hedging

In connection with the company's real estate loan, the company was required to have an agreement to hedge the interest rate risk exposure on the real estate loan. The company entered into a $2,170,000 notional principal interest rate swap, which represents 50% of the principal amount of the real estate loan, that effectively converted the floating rate LIBOR based payments to fixed payments at 4.99% plus the spread calculated under the real estate loan agreement. This agreement expires October 2010.

The company accounts for the interest rate swap as a cash flow hedge whereby the fair value of this contract is reflected in other assets in the accompanying consolidated balance sheets with the offset recorded as accumulated other comprehensive income. The fair value of the interest rate swap at July 30, 2006 was $24,000, as determined by quoted market prices.

9.  Cash Flow Information

Payments for interest and income taxes follows:

-------------------------------------------------------------------------------------------
                                                Three months ended
(dollars in thousands)           July 30, 2006                           July 31, 2005
-------------------------------------------------------------------------------------------
Interest                      $             168                        $             5
Income tax payments                         243                                    366
-------------------------------------------------------------------------------------------

The company did not finance any of its capital expenditures for the three months ended July 30, 2006. The non-cash portion of capital expenditures representing vendor financing totaled $1,670,000 for the three months ended July 31, 2005.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

10. Restructuring and Asset Impairment Charges

            A summary of accrued restructuring follows:

----------------------------------------------------------------------------------------------------
(dollars in thousands)                      July 30, 2006                         April 30, 2006
----------------------------------------------------------------------------------------------------
September 2005 Upholstery Fabrics        $             352                        $           439
August 2005 Upholstery Fabrics                         228                                    134
April 2005 Upholstery Fabrics                          946                                  1,000
October 2004 Upholstery Fabrics                         46                                     64
Fiscal 2003 Culp Decorative Fabrics                  2,173                                  2,412
Fiscal 2001 Culp Decorative Fabrics                      -                                      5
----------------------------------------------------------------------------------------------------
                                         $           3,745                        $         4,054
----------------------------------------------------------------------------------------------------

September  2005 Upholstery Fabrics

During the first quarter of fiscal 2007, total restructuring and related charges incurred were $310,000 of which $340,000 related to operating costs associated with the closing of a plant facility, $169,000 related to asset movement costs, $26,000 related to employee termination benefits, $9,000 related to lease termination costs, and a credit of $234,000 for sale proceeds received on equipment with no carrying value. Of the total charge, $204,000 was recorded in restructuring expense, $340,000 was recorded in cost of sales, and a credit of $234,000 was recorded in other income in the 2007 Consolidated Statement of Net Income.

The following summarizes the fiscal 2007 activity in the restructuring accrual (dollars in thousands):


----------------------------------------------------------------------------------------------------------
                                      Employee                              Lease
                                    Termination                          Termination and
                                      Benefits                           Other Exit Costs         Total
----------------------------------------------------------------------------------------------------------
Balance, April 30, 2006             $             439                              -                439
Adjustments in fiscal 2007                         26                              -                 26
Additions in fiscal 2007                            -                              9                  9
Paid in fiscal 2007                              (122)                             -               (122)
----------------------------------------------------------------------------------------------------------
Balance, July 30, 2006              $             343                              9                352
----------------------------------------------------------------------------------------------------------

As of July 30, 2006 and April 30, 2006, assets classified as held for sale consisted of a building with a carrying value of $641,000.

August 2005 Upholstery Fabrics

During the first quarter of fiscal 2007, total restructuring and related charges incurred were $157,000 of which $128,000 related to employee termination benefits primarily from headcount reductions within the upholstery fabrics segment, $46,000 related to asset movement costs, $27,000 related to operating costs associated with the closing of a plant facility, and a credit of $44,000 for sale proceeds received on equipment with no carrying value. Of the total charge, $174,000 was recorded in restructuring expense, $27,000 was recorded in cost of sales, and a credit of $44,000 was recorded in other income in the 2007 Consolidated Statement of Net Income.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

The following summarizes the fiscal 2007 activity in the restructuring accrual (dollars in thousands):

-----------------------------------------------------------------------------------------------
                                      Employee                     Lease
                                    Termination                Termination and
                                      Benefits                 Other Exit Costs         Total
-----------------------------------------------------------------------------------------------
Balance, April 30, 2006            $         127                           7              134
Adjustments in fiscal 2007                   128                           -              128
Paid in fiscal 2007                          (33)                         (1)             (34)
-----------------------------------------------------------------------------------------------
Balance, July 30, 2006             $         222                           6              228
-----------------------------------------------------------------------------------------------

As of July 30, 2006 and April 30, 2006, assets classified as held for sale consisted of equipment with a carrying value of $700,000. As of April 30, 2006, assets classified as held for sale also included a building with a carrying value of $475,000, which was sold in May 2006.

April 2005 Upholstery Fabrics

During the first quarter of fiscal 2007, the total restructuring and related charges incurred were $701,000, of which approximately $238,000 related to inventory markdowns, $169,000 related to asset movement costs, $116,000 for write-downs of equipment, $102,000 related to operating costs associated with the closing of a plant facility, $94,000 related to employee termination benefits primarily from headcount reductions, $8,000 for lease termination costs, and a credit of $26,000 for sale proceeds received on equipment with no carrying value. Of this total charge, $387,000 was recorded in restructuring expense, $340,000 was recorded in cost of sales, and a credit of $26,000 was recorded in other income in the 2007 Consolidated Statement of Net Income.

The following summarizes the fiscal 2007 activity in the restructuring accrual (dollars in thousands):


------------------------------------------------------------------------------------------------
                                       Employee                Lease
                                      Termination          Termination and
                                       Benefits            Other Exit Costs             Total
------------------------------------------------------------------------------------------------
Balance, April 30, 2006           $           799                    201                1,000
Adjustments in fiscal 2007                     94                      8                  102
Paid in fiscal 2007                           (99)                   (57)                (156)
------------------------------------------------------------------------------------------------
Balance, July 30, 2006            $           794                    152                  946
------------------------------------------------------------------------------------------------

As of July 30, 2006 and April 30, 2006, assets classified as held for sale consisted of equipment with a carrying value of approximately $1.2 million and $1.3 million, respectively.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

October 2004 Upholstery Fabrics

During the first quarter of fiscal 2007, as a result of management's continual evaluation of the restructuring accrual, the reserve was decreased by $8,000 to reflect current estimates of future health care claims. This $8,000 decrease in the reserve was recorded in restructuring expense in the 2007 Consolidated Statement of Net Income.

The following summarizes the fiscal 2007 activity in the restructuring accrual (dollars in thousands):

---------------------------------------------------------------------------------------------
                                        Employee              Lease
                                      Termination        Termination and
                                        Benefits         Other Exit Costs    Total
---------------------------------------------------------------------------------------------
Balance, April 30, 2006            $            64                  -          64
Adjustments in fiscal 2007                      (8)                 -          (8)
Paid in fiscal 2007                            (10)                 -         (10)
---------------------------------------------------------------------------------------------
Balance, July 30, 2006             $            46                  -          46
---------------------------------------------------------------------------------------------


As of July 30, 2006 and April 30, 2006, there were no assets classified as held for sale.


Fiscal 2003 Culp Decorative Fabrics Restructuring

During the first quarter of fiscal 2007, as a result of management's continual evaluation of the restructuring accrual, the reserve was decreased by approximately $22,000 to reflect current estimates of sub-lease income and other exit costs. This $22,000 decrease in the reserve was recorded in restructuring expense in the 2007 Consolidated Statement of Net Income. Additionally, the company recorded a restructuring related charge of $12,000 for other operating costs associated with a closed plant facility. This $12,000 restructuring related charge was recorded in cost of sales in the 2007 Consolidated Statement of Net Income.

The following summarizes the fiscal 2007 activity in the restructuring accrual (dollars in thousands):

----------------------------------------------------------------------------------------------------
                                       Employee                     Lease
                                     Termination               Termination and
                                       Benefits                Other Exit Costs          Total
----------------------------------------------------------------------------------------------------
Balance, April 30, 2006           $            88                     2,324             2,412
Adjustments in fiscal 2007                      -                       (22)              (22)
Paid in fiscal 2007                           (11)                     (206)             (217)
----------------------------------------------------------------------------------------------------
Balance, July 30, 2006            $            77                     2,096             2,173
----------------------------------------------------------------------------------------------------

As of July 30, 2006 and April 30, 2006, there were no assets classified as held for sale.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Fiscal 2001 Culp Decorative Fabrics Restructuring

During the first quarter of fiscal 2007, as a result of management's continual evaluation of the restructuring accrual, the reserve was decreased by approximately $5,000 to reflect current estimates of future health care claims. This $5,000 decrease in the reserve was recorded in restructuring expense in the 2007 Consolidated Statement of Net Income. Additionally, the company recorded a restructuring related charge of $26,000 for other operating costs associated with a closed plant facility. This $26,000 restructuring related charge was recorded in cost of sales in the 2007 Consolidated Statement of Net Income.

The following summarizes the fiscal 2007 activity in the restructuring accrual (dollars in thousands):

-----------------------------------------------------------------------------------------------
                                       Employee                     Lease
                                     Termination              Termination and
                                       Benefits               Other Exit Costs       Total
-----------------------------------------------------------------------------------------------
Balance, April 30, 2006           $             5                         -              5
Adjustments in fiscal 2007                     (5)                        -             (5)
Paid in fiscal 2007                             -                         -              -
-----------------------------------------------------------------------------------------------
Balance, July 30, 2006            $             -                         -              -
-----------------------------------------------------------------------------------------------

As of July 30, 2006 and April 30, 2006, there were no assets classified as held for sale.

11.  Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income (loss) per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock options calculated using the treasury stock method. Weighted average shares used in the computation of basic and diluted net income
(loss) per share follows:

-------------------------------------------------------------------------------------------------------------------
                                                                          Three months ended
(amounts in thousands)                                     July 30, 2006                           July 31, 2005
-------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding, basic                  11,672                                 11,551
Effect of dilutive stock options                                       98                                      -
-------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding, diluted                11,770                                 11,551
-------------------------------------------------------------------------------------------------------------------

Options to purchase 466,125 and 515,375 shares of common stock were not included in the computation of diluted net income (loss) per share for the three months ended July 30, 2006 and July 31, 2005, respectively, because the exercise price of the options was greater than the average market price of the common shares.

Options to purchase 36,138 shares of common stock were not included in the computation of diluted net loss per share for the three months ended July 31, 2005, because the company incurred a net loss for the period.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


12.  Segment Information

The company's operations are classified into two segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources, and sells fabrics to bedding manufacturers. The upholstery fabrics segment manufactures, sources, and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

Financial information for the company's operating segments as follows:

----------------------------------------------------------------------------------------------------------------------
                                                                          Three months ended
(dollars in thousands)                                     July 30, 2006                           July 31, 2005
----------------------------------------------------------------------------------------------------------------------
Net sales:
    Mattress Fabrics                                     $          21,845                        $        22,915
    Upholstery Fabrics                                              40,740                                 39,425
----------------------------------------------------------------------------------------------------------------------
                                                         $          62,585                        $        62,340
----------------------------------------------------------------------------------------------------------------------
Gross profit:
    Mattress Fabrics                                     $           3,521                        $         3,095
    Upholstery Fabrics                                               5,285                                  3,955
----------------------------------------------------------------------------------------------------------------------
               Total segment gross profit                            8,806                                  7,050
    Restructuring related charges                                     (746) (1)                              (495) (3)
----------------------------------------------------------------------------------------------------------------------
                                                         $           8,060                        $         6,555
----------------------------------------------------------------------------------------------------------------------
Selling, general, and administrative expenses:
    Mattress Fabrics                                     $           1,663                        $         1,737
    Upholstery Fabrics                                               3,710                                  4,335
----------------------------------------------------------------------------------------------------------------------
               Total segment selling, general, and
                administrative expenses                              5,373                                  6,072
    Unallocated corporate expenses                                   1,202                                    762
    Restructuring related charges                                        -                                  3,022 (4)
----------------------------------------------------------------------------------------------------------------------
                                                         $           6,575                        $         9,856
----------------------------------------------------------------------------------------------------------------------
Income (loss) from operations:
    Mattress Fabrics                                     $           1,858                        $         1,358
    Upholstery Fabrics                                               1,575                                   (380)
----------------------------------------------------------------------------------------------------------------------
               Total segment income from operations                  3,433                                    978
    Unallocated corporate expenses                                  (1,202)                                  (762)
    Restructuring and related charges                               (1,476) (2)                            (5,343) (5)
----------------------------------------------------------------------------------------------------------------------
                                                         $             755                        $        (5,127)
----------------------------------------------------------------------------------------------------------------------

(1) The $746,000 represents restructuring related charges of $507,000 for other operating costs associated with the closing of or closed plant facilities and $239,000 for inventory markdowns related to the reduction of SKUs. These charges relate to the Upholstery Fabrics segment.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(2) The $1.5 million represents restructuring and related charges of $507,000 for other operating costs associated with the closing of or closed plant facilities, $385,000 for asset movement costs, $239,000 for inventory markdowns related to the reduction of SKUs, $235,000 for termination benefits, $116,000 for write-downs of equipment, and a credit of $6,000 for lease termination costs. Of this total charge, $746,000 and $730,000 are included in cost of sales and restructuring expense, respectively. These charges relate to the Upholstery Fabrics segment.

(3) The $495,000 represents restructuring related charges for accelerated depreciation. These charges primarily relate to the Upholstery Fabrics segment.

(4) The $3.0 million represents restructuring related charges for accelerated depreciation. These charges primarily relate to the Upholstery Fabrics segment.

(5) The $5.3 million represents $3.5 million for accelerated depreciation, $1.2 million for asset movement costs, $754,000 for write-downs of equipment, $47,000 for lease termination costs, and a restructuring credit of $142,000 for the reversal of accrued termination and benefit expenses. Of the total charge, $495,000, $3.0 million, and $1.8 million are included in the cost of sales, selling, general, and administrative expenses, and restructuring expense, respectively. These charges primarily related to the Upholstery Fabrics segment.

Balance sheet information for the company's operating segments follow:

--------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                July 30, 2006                         April 30, 2006
--------------------------------------------------------------------------------------------------------------
Segment assets:
    Mattress Fabrics
        Current assets (8)                         $          21,061                        $        21,179
        Property, plant and equipment (6)                     24,319                                 25,357
--------------------------------------------------------------------------------------------------------------
               Total mattress fabrics assets                  45,380                                 46,536
--------------------------------------------------------------------------------------------------------------
    Upholstery Fabrics
        Current assets (8)                                    48,038                                 44,563
        Assets held for sale                                   2,531                                  3,111
        Property, plant and equipment (7)                     18,468                                 19,229
--------------------------------------------------------------------------------------------------------------
               Total upholstery fabrics assets                69,037                                 66,903
--------------------------------------------------------------------------------------------------------------
               Total segment assets                          114,417                                113,439
Non-segment assets:
    Cash and cash equivalents                                  8,387                                  9,714
    Deferred income taxes                                     28,633                                 27,296
    Other current assets                                       2,789                                  1,287
    Property, plant & equipment                                   48                                     53
    Goodwill                                                   4,114                                  4,114
    Other assets                                               1,542                                  1,564
--------------------------------------------------------------------------------------------------------------
               Total assets                        $         159,930                        $       157,467
--------------------------------------------------------------------------------------------------------------

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                          Three months ended
(dollars in thousands)                                     July 30, 2006                           July 31, 2005
-------------------------------------------------------------------------------------------------------------------
Capital expenditures:
    Mattress Fabrics                                    $              26                        $         2,870
    Upholstery Fabrics                                                654                                  1,174
-------------------------------------------------------------------------------------------------------------------
                                                        $             680                        $         4,044
-------------------------------------------------------------------------------------------------------------------
Depreciation expense:
    Mattress Fabrics                                    $             942                        $           857
    Upholstery Fabrics                                                760                                  1,798
-------------------------------------------------------------------------------------------------------------------
               Total segment depreciation expense                   1,702                                  2,655
    Accelerated depreciation                                            -                                  3,517
-------------------------------------------------------------------------------------------------------------------
                                                        $           1,702                        $         6,172
-------------------------------------------------------------------------------------------------------------------

(6) Included in property, plant, and equipment are assets located in the U.S. totaling $12.6 million and $12.9 million at July 30, 2006 and April 30, 2006, respectively.

(7) Included in property, plant, and equipment are assets located in the U.S. totaling $12.5 million and $13.8 million at July 30, 2006 and April 30, 2006, respectively. Included in this U.S. property, plant, and equipment are various other corporate allocations totaling $4.0 million and $4.1 million at July 30, 2006 and April 30, 2006, respectively.

(8)  Current  assets  represent  accounts   receivable  and  inventory  for  the
     respective segment.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain statements that may be deemed "forward-looking statements" within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934). Such statements are inherently subject to risks and uncertainties. Further, forward looking statements are intended to speak only as of the date on which they are made. Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as "expect," "believe," "estimate," "plan" and "project" and their derivatives, and include but are not limited to statements about expectations for the company's future operations or success, sales, gross profit margins, operating income, SG&A or other expenses, and earnings, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on the company's business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely. In addition, changes in consumer preferences for various categories of furniture coverings, as well as changes in costs to produce such products (including import duties and quotas or other import costs) can have significant effect on demand for the company's products. Also, changes in the value of the U.S. dollar versus other currencies can affect the company's financial results because a significant portion of the company's operations are located outside the United States. Further, economic and political instability in international areas could affect the company's operations or sources of goods in those areas, as well as demand for the company's products in international markets. Finally, unanticipated delays or costs in executing restructuring actions could cause the cumulative effect of restructuring actions to fail to meet the objectives set forth by management. Further information about these factors, as well as other factors that could affect the company's future operations or financial results and the matters discussed in forward-looking statements are included in Item 1A "Risk Factors"
section in the company's Form 10-K filed with the Securities and Exchange Commission on July 26, 2006 for the fiscal year ended April 30, 2006.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

OVERVIEW

Culp, Inc. (or the "company") has two operating segments - mattress fabrics and upholstery fabrics. The company manufactures, sources and markets fabrics that are used primarily in the production of bedding products and residential and commercial upholstered furniture, including mattresses, box springs, mattress sets, sofas, recliners, chairs, loveseats, sectionals, sofa-beds, and office seating. The company primarily markets fabrics that have broad appeal in the "good" and "better" priced categories of furniture and bedding. Management believes that Culp is the largest producer of mattress fabrics in North America, as measured by total sales, and one of the three largest marketers of upholstery fabrics for furniture in North America, again measured by total sales.

The company's executive offices are located in High Point, North Carolina. The company was organized as a North Carolina corporation in 1972 and made its initial public offering in 1983. Since 1997, the company has been listed on the New York Stock Exchange and traded under the symbol "CFI." The company's fiscal year is the 52 or 53 week period ending on the Sunday closet to April 30. The first quarter of fiscal 2007 and 2006 included 13 weeks.

The following tables set forth the company's net sales, gross profit, selling, general and administrative expenses and operating income (loss) by segment for the three months ended July 30, 2006 and July 31, 2005.

                                   CULP, INC.
           SALES, GROSS PROFIT AND OPERATING INCOME (LOSS) BY SEGMENT FOR THE THREE MONTHS ENDED JULY 30, 2006 AND JULY 31, 2005
                             (Amounts in thousands)


                                                                          THREE MONTHS ENDED (UNAUDITED)
                                                  ----------------------------------------------------------------------------
                                                            Amounts                                 Percent of Total Sales
                                                  ------------------------------                ------------------------------
                                                   July 30,         July 31,       % Over        July 30,         July 31,
Net Sales by Segment                                 2006             2005         (Under)         2006             2005
------------------------------------------------- -------------   --------------   -----------  --------------   -------------
Mattress Fabrics                                 $      21,845           22,915       (4.7)%          34.9 %           36.8 %
Upholstery Fabrics                                      40,740           39,425        3.3 %          65.1 %           63.2 %
                                                  -------------   --------------   -------------------------------------------
     Net Sales                                   $      62,585           62,340        0.4 %         100.0 %          100.0 %
                                                  =============   ==============   ===========================================
Gross Profit by Segment                                                                               Gross Profit Margin
-------------------------------------------------                                               ------------------------------
Mattress Fabrics                                 $       3,521            3,095       13.8 %          16.1 %           13.5 %
Upholstery Fabrics                                       5,285            3,955       33.6 %          13.0 %           10.0 %
                                                  -------------   --------------   -------------------------------------------
      Subtotal                                           8,806            7,050       24.9 %          14.1 %           11.3 %

Restructuring related charges                             (746)(1)         (495)(3)   50.7 %          (1.2)%           (0.8)%
                                                  -------------   --------------   -------------------------------------------
     Gross Profit                                $       8,060            6,555       23.0 %          12.9 %           10.5 %
                                                  =============   ==============   ===========================================
Sales, General and
      Administrative expenses  by Segment                                                              Percent of Sales
--------------------------------------------------                                              ------------------------------

Mattress Fabrics                                 $       1,663            1,737       (4.3)%           7.6 %            7.6 %
Upholstery Fabrics                                       3,710            4,335      (14.4)%           9.1 %           11.0 %
Unallocated Corporate expenses                           1,202              762       57.7 %           1.9 %            1.2 %
                                                  -------------   --------------   -------------------------------------------
        Subtotal                                         6,575            6,834       (3.8)%          10.5 %           11.0 %

Restructuring related charges                                -            3,022 (4) (100.0)%           0.0 %            4.8 %
                                                  -------------   --------------   -------------------------------------------
    Selling, General and Administrative expenses $       6,575            9,856      (33.3)%          10.5 %           15.8 %
                                                  =============   ==============   ===========================================
Operating income (loss) by Segment                                                              Operating Income (Loss) Margin
--------------------------------------------------                                              ------------------------------
Mattress Fabrics                                 $       1,858            1,358       36.8 %           8.5 %            5.9 %
Upholstery Fabrics                                       1,575             (380)     514.5 %           3.9 %           (1.0)%
Unallocated corporate expenses                          (1,202)            (762)     (57.7)%          (1.9)%           (1.2)%
                                                  -------------   --------------   -------------------------------------------
      Subtotal                                           2,231              216      932.9 %           3.6 %            0.3 %

Restructuring expense and
      restructuring related charges                     (1,476)(2)       (5,343)(5)  (72.4)%          (2.4)%           (8.6)%
                                                  -------------   --------------   -------------------------------------------
     Operating income (loss)                     $         755           (5,127)     114.7 %           1.2 %           (8.2)%
                                                  =============   ==============   ===========  =============    =============
Depreciation by Segment
-------------------------------------------------
Mattress Fabrics                                 $         942              857           9.9 %
Upholstery Fabrics                                         760            1,798         (57.7)%
                                                  -------------   --------------   ------------
       Subtotal                                          1,702            2,655         (35.9)%

Accelerated depreciation                                     -            3,517        (100.0)%
                                                  -------------   --------------   ------------

      Total Depreciation                         $       1,702            6,172         (72.4)%
                                                  =============   ==============   =============

(1) The $746,000 represents restructuring related charges of $507,000 for other operating costs associated with the closing of or closed plant facilities and $239,000 for inventory markdowns.

(2) The $1.5 million represents $507,000 for other operating costs associated with the closing of or closed plant facilities, $385,000 for asset movement costs, $239,000 for inventory markdowns, $235,000 for termination benefits, $116,000 for write-downs of equipment, and a credit of $6,000 for lease termination costs. Of this total charge, $746,000 and $730,000 are included in cost of sales and restructuring expense, respectively.

(3) The $495,000 represents restructuring related charges for accelerated depreciation.

(4) The $3.0 million represents restructuring related charges for accelerated depreciation.

(5) The $5.3 million represents $3.5 million for accelerated depreciation, $1.2 million for asset movement costs, $754,000 for write-downs of equipment, $47,000 for lease termination costs, and a restructuring credit of $142,000 for the reversal of accrued termination benefits. Of this total charge, $495,000, $3.0 million, and $1.8 million are included in cost of sales, selling, general, and administrative expenses, and restructuring expense, respectively.

THREE MONTHS ENDED JULY 30, 2006 COMPARED WITH THREE MONTHS ENDED JULY 31, 2005

For the three months ended July 30, 2006, net sales were $62.6 million compared to $62.3 million for the first quarter of fiscal 2006. The company reported net income of $132,000, or $0.01 per diluted share for the first quarter of fiscal 2007, which included restructuring and related pre-tax charges of $1.2 million. The company reported a net loss of $3.9 million, or $0.34 per share diluted, in the first quarter of fiscal 2006, which included restructuring and related pre-tax charges of $5.3 million.

RESTRUCTURING AND RELATED CHARGES

During the first quarter of fiscal 2007, total restructuring and related charges incurred were $1.2 million, of which $507,000 related to other operating costs associated with the closing of or closed plant facilities, $385,000 for asset movement costs, $239,000 for inventory markdowns, $235,000 for termination benefits, $116,000 for write-downs of equipment and a building, a credit of $6,000 for lease termination costs, and a credit of $307,000 for sale proceeds received on equipment with no carrying value. Of this total charge, $730,000 was recorded in restructuring expense, $746,000 was recorded in cost of sales, and a credit of $307,000 was recorded in other income in the 2007 Consolidated Statement of Net Income.

MATTRESS FABRICS SEGMENT

NET SALES -- Mattress fabric (known as mattress ticking) net sales for the first quarter of fiscal 2007 were $21.8 million compared to $22.9 million for the first quarter of fiscal 2006, a 4.7% decline. On a unit volume basis, total yards sold decreased by 5.6% compared with the first quarter of fiscal 2006. This trend reflects a decline in demand for printed ticking, a less popular category, and an increase in demand for knitted ticking, reflecting changing customer demand. Although prices on the key product lines have trended lower, the average selling price of $2.30 per yard for mattress ticking for the first quarter of fiscal 2007 was slightly higher than the $2.28 average selling price of the first quarter of fiscal 2006, due to the shift in product mix to increased sales of substantially higher priced knitted ticking.

OPERATING INCOME -- For the first quarter of fiscal 2007, the mattress fabrics segment reported operating income of $1.9 million, or 8.5% of net sales, compared to $1.4 million, or 5.9% of net sales, for the first quarter of fiscal 2006. Operating margins improved in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 due to productivity gains from the $10.0 million capital project implemented over the past 18 months. We also continue to see higher sales and profits in knitted ticking, and we expect this product line to represent a higher percentage of our mattress ticking business in fiscal 2007. We are experiencing a growing trend with our customers to use more knits on the top of the mattress and woven jacquards on the sides.

SEGMENT ASSETS -- Segment assets consist of accounts receivable, inventory, and property, plant, and equipment. As of July 30, 2006, accounts receivable and inventory totaled $21.1 million compared to $21.2 million at April 30, 2006. Also as of July 30, 2006, property, plant and equipment totaled $24.3 million compared to $25.4 million at April 30, 2006. Included in property, plant, and equipment are assets located in the U.S. totaling $12.6 million and $12.9 million at July 30, 2006 and April 30, 2006, respectively.

UPHOLSTERY FABRICS SEGMENT

NET SALES -- Upholstery fabric net sales for the first quarter of fiscal 2007 were $40.7 million, a 3.3% improvement compared with $39.4 million in the first quarter of fiscal 2006. Total yards sold increased by 6.3%, while average selling prices were 3.9% lower compared to the first quarter of fiscal 2006. Sales of upholstery fabrics reflect significantly higher sales of non-U.S. produced fabrics, but continued very soft demand industry wide for U.S. produced fabrics, driven by consumer preference for leather and suede furniture and other imported fabrics, including an increasing amount of cut and sewn kits. Sales of non-U.S. produced fabrics were $23.5 million in the first quarter of fiscal 2007, a 102.5% increase in comparison to the first quarter of fiscal 2006. Sales of U.S. produced fabrics were $17.2 million, a decrease of 38.1% from the first quarter of fiscal 2006.

OPERATING INCOME (LOSS) - Operating income for the first quarter of fiscal 2007 was $1.6 million, or 3.9% of net sales, compared with an operating loss of $380,000 for the first quarter of fiscal 2006. These improved results were driven by the sales of non-U.S. produced fabrics, including the company's China platform. In addition, the improved operating margins reflect significantly lower U.S. manufacturing fixed costs (down 59% year over year) and variances, and lower selling, general, and administrative expenses (down 14% year over year) as a result of the company's aggressive steps to reduce manufacturing complexities and improve the cost structure of its U.S. upholstery fabric operations.

NON-U.S. PRODUCED SALES - Net sales of upholstery fabrics produced outside the company's U.S. manufacturing operations accounted for 58% of upholstery fabric sales for the first quarter of 2007, as compared to 30% of upholstery fabric sales for the first quarter of fiscal 2006. Sales of non-U.S. produced upholstery fabrics surpassed sales of U.S. produced upholstery fabrics for the first time. As the company's U.S. customers have continued to move an increasing amount of their fabric purchases to Asia, the company has moved with them and responded with an operation designed to meet their needs. A key component of this platform is the fabric finishing and inspection facility located near Shanghai. A key element of the company's strategy is to control the value-added finishing and inspection process, thereby assuring customers that the company's fabrics will meet or exceed U.S. quality standards.

U.S .PRODUCED SALES - As previously discussed, management has continued to take aggressive actions over the past year to reduce manufacturing complexities and improve the cost structure of its U.S. upholstery fabric operations. As a result of these activities, the company now has three U.S. manufacturing facilities operating in the upholstery fabrics segment - one for velvet fabrics, one for decorative fabrics, and one for specialty yarns. As of July 30, 2006, the carrying value of the company's U.S. based upholstery fabrics fixed assets is $8.5 million (excludes various corporate allocations) compared with approximately $32 million at the end of fiscal 2005. As of July 30, 2006, the company had assets held for sale with a carrying value of $2.5 million compared to $3.1 million as of April 30, 2006. The company received sale proceeds of approximately $1.3 million on assets held for sale in the first quarter of fiscal 2007. The company expects the majority of assets held for sale as of July 30, 2006 to be sold in the next twelve months.

While management believes it is important to produce some level of upholstery fabric in the U.S. to support its customers' domestic fabric requirements, management remains committed to taking additional steps if necessary to address the profitability of the company's U.S. upholstery fabric operations. The company could experience additional write-downs of its property, plant, and equipment in this business if sales continue to decline and further restructuring actions become necessary.

SEGMENT ASSETS -- Segment assets consist of accounts receivable, inventory, assets held for sale, and property, plant, and equipment. As of July 30, 2006, accounts receivable and inventory totaled $48.0 million compared to $44.6 million at April 30, 2006. As of July 30, 2006, assets held for sale totaled $2.5 million compared to $3.1 million as of April 30, 2006. As of July 30, 2006, property, plant, and equipment totaled $18.5 million compared to $19.2 million at April 30, 2006. Included in property, plant, and equipment are assets located in the U.S. totaling $12.5 million and $13.8 million at July 30, 2006, and April 30, 2006, respectively. Included in this U.S. property, plant, and equipment are various other corporate allocations totaling $4.0 million and $4.1 million at July 30, 2006, and April 30, 2006, respectively.

OTHER (INCOME) EXPENSE CATEGORIES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general, and administrative expenses of $6.6 million for the first quarter of fiscal 2007 decreased approximately $3.3 million, from $9.9 million in the first quarter of fiscal 2006. Included in the $9.9 million for the first quarter of fiscal 2006 was $3.0 million in accelerated depreciation associated with the company's design and distribution centers sold in June 2005. The company adopted SFAS No. 123R as of the beginning of the current year, which requires all share-based payments to be recognized as expense over the requisite service period based upon their values as of the grant dates. Under the provisions of SFAS No. 123R, total stock-based compensation expense was $132,000. The company recorded $53,000 of stock-based compensation expense for stock options accounted for under the provisions of APB Opinion No. 25, for the three-month period July 31, 2005.

INTEREST EXPENSE (INCOME) -- Interest expense for the first quarter of fiscal 2007 was $950,000 compared to $948,000 for the first quarter of fiscal 2006. Interest income was $46,000 compared to $16,000 for the first quarter of fiscal 2006, reflecting higher invested balances.

OTHER (INCOME) EXPENSE - Other income for the first quarter of fiscal 2007 was $278,000 compared to other expense of $133,000 for the first quarter of fiscal 2006. The change primarily reflects sale proceeds of $307,000 received on equipment with no carrying value.

INCOME TAXES -- The effective tax rate (taxes as a percentage of income (loss) before income taxes) for the first quarter of fiscal 2007 was an income tax benefit of 2.3% compared with 36.4% for the first quarter of fiscal 2006. The change in the effective income tax rate reflects losses from the company's U.S. operations combined with lower income tax rates on income from foreign sources.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY -- The company's sources of liquidity include cash and cash equivalents, cash flow from operations and amounts available under its revolving credit line. These sources have been adequate for day-to-day operations and capital expenditures. Cash and cash equivalents as of July 30, 2006 decreased to $8.4 million from $9.7 million as of April 30, 2006, primarily reflecting net cash used in operations of $1.6 million, capital expenditures of $637,000 primarily related to our China operations, $428,000 for payments on vendor-financed capital expenditures, $382,000 for payments on long-term debt, offset somewhat by proceeds from common stock of $125,000 in connection with stock option exercises and sales proceeds of $1.6 million from the sale of a building and equipment resulting from the company's restructuring activities.

WORKING CAPITAL -- Accounts receivable as of July 30, 2006 increased 13.1% in comparison to July 31, 2005. Days sales outstanding totaled 35 days at July 30, 2006 compared with 31 days at July 31, 2005. Inventories at the close of the first quarter decreased 17.4% in comparison to July 31, 2005. However, inventories increased by 17.3% in comparison to April 30, 2006 due primarily to the growth in demand for non-US produced fabric. Inventory turns for the first quarter were 5.5 versus 4.3 for the year-earlier period. Operating working capital (comprised of accounts receivable and inventories, less trade accounts payable) was $47.9 million at July 30, 2006, down from $56.6 million at July 31, 2005.

FINANCING ARRANGEMENTS

UNSECURED TERM NOTES

The company's unsecured term notes have a fixed interest rate of 7.76% (payable semi-annually in March and September) and are payable over an average remaining term of three years beginning March 2007 through March 2010. The principal payments are required to be paid in annual installments over the next four years as follows: March 2007 - $7.5 million; March 2008 - $19.9 million; March 2009 - $7.5 million; and March 2010 - $7.5 million.

REAL ESTATE LOAN

The company's real estate loan is secured by a lien on the company's corporate headquarters office located in High Point, NC. This term loan bears interest at the one-month London Interbank Offered Rate plus an adjustable margin based on the company's debt/EBITDA ratio, as defined in the agreement, and is payable in varying monthly installments through September 2010, with a final payment of $3.3 million in October 2010.

REVOLVING CREDIT AGREEMENT

On July 20, 2006, the company entered into a Ninth Amendment to this credit agreement. This credit agreement provides for a revolving loan commitment of $8.0 million, including letters of credit up to $5.5 million. Borrowings under the credit facility bear interest at the one-month London Interbank Offered Rate plus an adjustable margin based on the company's debt/EBITDA ratio, as defined in the agreement. This agreement limits annual capital expenditures to $2.5 million for fiscal 2007, requires the company to maintain collected deposit balances of at least $2.0 million, and maintain certain other financial covenants as defined in the agreement. As of July 30, 2006, there were $4.0 million in outstanding letters of credit and no borrowings outstanding under the agreement. This agreement expires on August 31, 2007.

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

OVERALL

The company's loan agreements require that the company maintain compliance with certain financial ratios. At July 30, 2006, the company was in compliance with these financial covenants.

The principal payment requirements of long-term debt during the next five years are: Year 1 - $7.7 million; Year 2 - $20.0 million; Year 3 - $7.8 million; Year 4 - $7.8 million; Year 5 - $3.5 million; and thereafter - $455,000.

CAPITAL EXPENDITURES - Cash expenditures for capital spending in the first quarter of fiscal 2007 were $637,000, primarily for our China operations. The company's capital budget for fiscal 2007 is $2.0 million. Depreciation for the first quarter of fiscal 2007 was $1.7 million and is estimated to be $7.0 million for fiscal 2007. The company expects that the availability of funds under the revolving credit line and cash flow from operations will be sufficient to fund its planned capital needs.

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

ACCOUNTS RECEIVABLE - ALLOWANCE FOR DOUBTFUL ACCOUNTS. Substantially all of the company's accounts receivable are due from residential and commercial furniture and bedding manufacturers. Ownership of these manufacturers is increasingly concentrated and certain bedding manufacturers have a high degree of leverage. As of July 30, 2006, accounts receivable related to the upholstery fabrics segment totaled approximately $18.0 million, and approximately $8.0 million related to the mattress fabrics segment. Additionally, as of July 30, 2006, the aggregate accounts receivable balance of the company's ten largest customers was $10.2 million, or 39% of trade accounts receivable.

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

Management reviews long-lived assets, which consists of property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. During the first quarter of fiscal 2007, no events or changes in circumstances occurred that would require the company to test for impairment. Unforeseen events and changes in circumstances and market conditions could negatively affect the value of assets and result in an impairment charge.

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

GOODWILL. As of July 30, 2006, the company's remaining $4.1 million of goodwill relates to the mattress fabrics segment. The determination of fair value involves considerable estimation and judgment. In particular, determining the fair value of a business unit involves, among other things, developing forecasts of future cash flows and appropriate discount rates. During the first quarter of fiscal 2007, no events or changes in circumstances occurred that would require the company to test for impairment.

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

The U.S. upholstery fabric industry continues to be under significant pressure from a variety of external forces, such as the current consumer preference for leather and suede furniture and the growing competition from imported fabrics and cut and sewn kits, primarily from China. In an effort to reduce operating expenses and scale U.S. productive capacity in line with demand, the company has undertaken restructuring initiatives during the past several years. These restructuring initiatives have resulted in restructuring charges related to the remaining lease costs of the closed facilities, the write-down of property, plant and equipment, workforce reduction and elimination of facilities.

Severance and related charges are accrued at the date the restructuring was approved by the board of directors based on an estimate of amounts that will be paid to affected employees, in accordance with SFAS No. 112. Under SFAS No. 144, asset impairment charges related to the consolidation or closure of manufacturing facilities are based on an estimate of expected sales prices for the real estate and equipment. Other exit costs, which principally consist of charges for lease termination and losses from termination of existing contracts, equipment relocation costs and inventory markdowns that are related to the restructuring are accounted for in accordance with SFAS No. 146.

The company reassesses the individual accrual requirements at the end of each reporting period. If circumstances change, causing current estimates to differ from original estimates, adjustments are recorded in the period of change. Restructuring charges, and adjustments of those charges, are summarized in note 10 to the consolidated financial statements.

INCOME TAXES. The company is required to estimate its actual current income tax expense and to assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At April 30, 2006, the company had deferred tax assets of $31.4 million (all of which relate to U.S. operations) and U.S. deferred tax liabilities of $2.2 million (all of which reverse in the carryforward period), resulting in net U.S. deferred tax assets of $29.2 million. Total deferred tax liabilities at April 30, 2006 were $4.1 million, resulting in total net deferred tax assets of $27.3 million. As of July 30, 2006, the company's net deferred tax assets total $28.6 million, an increase of $1.3 million from the end of fiscal 2006, primarily reflecting the federal and state tax benefits recorded for the loss from U.S. operations during the first quarter of fiscal 2007. A valuation allowance has not been recorded to reduce the company's deferred tax assets. Management has concluded that it is more likely than not that the company will be able to realize the benefit of the deferred tax assets.

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

Considerable judgment is involved in this process as ultimate realization of benefits is dependent on the generation of income from future U.S. operations.

INFLATION

The cost of certain of the company's raw materials, principally fibers from petroleum derivatives, and utility/energy costs, increased during the first quarter of fiscal 2007 as oil and energy prices increased and had an impact on the company's financial results. These increases, however, are often not directly related to general economic inflation, which has not been a material factor in the company's recent financial results. Any significant increase in the company's raw material costs, utility/energy costs and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited the company's ability to pass significant operating cost increases on to its customers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin under the company's revolving credit agreement and real estate term loan. As of July 30, 2006, there were $4.2 million in borrowings outstanding under the real estate term loan and no borrowings under the company's revolving credit agreement. In connection with the real estate term loan, the company entered into a $2,170,000 notional principal interest rate swap agreement, which represents 50% of the principal amount on the real estate loan, and effectively converts the floating rate LIBOR based payments to fixed payments at 4.99% plus the spread calculated under the real estate term loan agreement. The company's unsecured term notes have a fixed interest rate of 7.76% and the Canadian government loan is non-interest bearing. Additionally, approximately 95% of the company's long-term debt is at a fixed rate or is non-interest bearing. Thus, any foreseeable change in interest rates would have a minimal material effect on the company's interest expense.

The company's exposure to fluctuations in foreign currency exchange rates are due to foreign subsidiaries domiciled in China and Canada. These subsidiaries use the United States dollar as their functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with its foreign subsidiaries. A 10% change in either exchange rate at July 30, 2006 would not have a significant impact on the company's results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

The company conducted a review and evaluation of its disclosure controls and procedures, under the supervision and with the participation of the company's principal executive officer and principal financial officer as of July 30, 2006, and the principal executive officer and principal financial officer have concluded that the company's disclosure controls and procedures are adequate and effective. In addition, no change in the company's internal control over financial reporting has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors during the first quarter of fiscal 2007. Our risk factors are disclosed in our Form 10-K for the year ended April 30, 2006.

ITEM 6.  EXHIBITS

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

10(a) Ninth Amendment to Amended and Restated Credit Agreement among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank.

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

                        CULP, INC.

                        (REGISTRANT)

Date: September 8, 2006


                        By:  /S/ FRANKLIN N. SAXON
                        --------------------------
                              Franklin N. Saxon
                              President
                              (Authorized to sign on behalf of the registrant and also signing as principal financial officer)

                        By:  /S/ KENNETH R. BOWLING
                        ----------------------------
                              Kenneth R. Bowling
                              Vice President-Finance, Treasurer
                              (Authorized to sign on behalf of the registrant and also signing as principal accounting officer)