Form 10-Q
period 2006-10-29
CULP INC
filed 2006-12-08
CIK 723603

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 29, 2006

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at
least the past 90 days.  [X] YES    [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one);

 Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined by
Rule 12b-2 of the Exchange Act).  [ ] YES   [X] NO

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practical date:

            Common shares outstanding at October 29, 2006: 11,686,959
                                Par Value: $0.05

================================================================================

                               INDEX TO FORM 10-Q
                      For the period ended October 29, 2006

                                                                          Page
                                                                        --------
                          Part I - Financial Statements
                          -----------------------------

Item 1.   Unaudited Interim Consolidated Financial Statements:
--------------------------------------------------------------

          Consolidated  Statements  of Net Income (Loss) -- Three and
           Six Months Ended October 29, 2006 and October 30, 2005          I-1

          Consolidated Balance Sheets -- October 29, 2006, October 30,
           2005 and April 30, 2006                                         I-2

          Consolidated Statements of Cash Flows -- Six Months Ended
           October 29, 2006 and October 30, 2005                           I-3

          Consolidated Statements of Shareholders' Equity                  I-4

          Notes to Consolidated Financial Statements                       I-5

          Cautionary Statement Concerning Forward-Looking Information      I-22

Item 2.   Management's Discussion and Analysis of Financial Condition
---------------------------------------------------------------------
           and Results of Operations                                       I-22
           -------------------------

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       I-35
--------------------------------------------------------------------

Item 4.    Controls and Procedures                                         I-36
----------------------------------

                           Part II - Other Information
                           ---------------------------

Item 1A.  Risk Factors                                                     II-1
----------------------

Item 4.   Submission of Matters To A Vote of Security Holders              II-1
-------------------------------------------------------------

Item 5.   Other Information                                                II-1
---------------------------

Item 6.   Exhibits                                                         II-2
------------------

Signatures                                                                 II-3

Item 1. Financial Statements

                                                        CULP, INC.
                                       CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)
                     FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 29, 2006 AND OCTOBER 30, 2005
                                                       (UNAUDITED)
                                    (Amounts in Thousands, Except for Per Share Data)


                                                                           THREE MONTHS ENDED
                                               --------------------------------------------------------------------------

                                                          Amounts                                   Percent of Sales
                                               ------------------------------                 ----------------------------
                                                 October 29,     October 30,      % Over       October 29,    October 30,
                                                    2006            2005          (Under)         2006           2005
                                               ---------------  -------------  -------------  --------------  ------------

Net sales                                     $        59,040         67,006         (11.9)%         100.0 %       100.0 %
Cost of sales                                          51,049         61,455         (16.9)%          86.5 %        91.7 %
                                               ---------------  -------------  -------------  --------------  ------------
         Gross profit                                   7,991          5,551          44.0 %          13.5 %         8.3 %

Selling, general and
  administrative expenses                               6,273          6,526          (3.9)%          10.6 %         9.7 %
Restructuring (credit) expense                           (264)         4,412        (106.0)%          (0.4)%         6.6 %
                                               ---------------  -------------  -------------  --------------  ------------
         Income (loss) from operations                  1,982         (5,387)        136.8 %           3.4 %        (8.0)%

Interest expense                                          938            942          (0.4)%           1.6 %         1.4 %
Interest income                                           (51)           (19)        168.4 %          (0.1)%        (0.0)%
Other expense                                             338            214         (57.9)%           0.6 %         0.3 %
                                               ---------------  -------------  -------------  --------------  ------------
         Income (loss) before income taxes                757         (6,524)        111.6 %           1.3 %        (9.7)%

Income taxes *                                            (55)        (2,372)        (97.7)%          (7.3)%        36.4 %
                                               ---------------  -------------  ------------   --------------  ------------
         Net income (loss)                    $           812         (4,152)        119.6 %           1.4 %        (6.2)%
                                               ===============  =============  =============  --------------  ------------

Net income (loss) per share, basic            $          0.07          (0.36)        119.4 %
Net income (loss) per share, diluted          $          0.07          (0.36)        119.4 %
Average shares outstanding, basic                      11,686         11,559           1.1 %
Average shares outstanding, diluted                    11,689         11,559           1.1 %


                                                                            SIX MONTHS ENDED
                                               --------------------------------------------------------------------------

                                                          Amounts                                   Percent of Sales
                                               ------------------------------                 ----------------------------
                                                 October 29,     October 30,      % Over       October 29,    October 30,
                                                    2006            2005          (Under)         2006           2005
                                               ---------------  -------------  -------------  --------------  ------------

Net sales                                     $       121,625        129,348          (6.0)%         100.0 %       100.0 %
Cost of sales                                         105,574        117,240         (10.0)%          86.8 %        90.6 %
                                               ---------------  -------------  -------------  --------------  ------------
         Gross profit                                  16,051         12,108          32.6 %          13.2 %         9.4 %

Selling, general and
  administrative expenses                              12,846         16,382         (21.6)%          10.6 %        12.7 %
Restructuring expense                                     466          6,238         (92.5)%           0.4 %         4.8 %
                                               ---------------  -------------  -------------  --------------  ------------
         Income (loss) from operations                  2,739        (10,512)        126.1 %           2.3 %        (8.1)%

Interest expense                                        1,888          1,892          (0.2)%           1.6 %         1.5 %
Interest income                                           (97)           (35)        177.1 %          (0.1)%        (0.0)%
Other expense                                              60            347          82.7 %           0.0 %         0.3 %
                                               ---------------  -------------  -------------  --------------  ------------
         Income (loss) before income taxes                888        (12,716)        107.0 %           0.7 %        (9.8)%

Income taxes *                                            (58)        (4,623)        (98.7)%          (6.5)%        36.4 %
                                               ---------------  -------------  ------------   --------------  ------------
         Net income (loss)                    $           946         (8,093)        111.7 %           0.8 %        (6.3)%
                                               ===============  =============  =============  --------------  ------------


Net income (loss) per share, basic            $          0.08          (0.70)        111.4 %
Net income (loss) per share, diluted          $          0.08          (0.70)        111.4 %
Average shares outstanding, basic                      11,679         11,555           1.1 %
Average shares outstanding, diluted                    11,682         11,555           1.1 %

*Percent of sales column for income taxes is calculated as a % of income (loss) before income taxes.

See accompanying notes to consolidated financial statements.


                                                       CULP, INC.
                                              CONSOLIDATED BALANCE SHEETS
                                 OCTOBER 29, 2006, OCTOBER 30, 2005 AND APRIL 30, 2006
                                                      (UNAUDITED)
                                                 (Amounts in Thousands)


                                                          Amounts                        Increase
                                              -------------------------------           (Decrease)
                                                October 29,     October 30,    ---------------------------  * April 30,
                                                   2006            2005          Dollars        Percent        2006
                                              ---------------  --------------  ------------  -------------  ------------

Current assets:
      Cash and cash equivalents              $         9,706          12,883        (3,177)        (24.7)%        9,714
      Accounts receivable, net                        23,286          26,919        (3,633)        (13.5)%       29,049
      Inventories                                     44,430          43,449           981           2.3 %       36,693
      Deferred income taxes                            7,120           7,054            66           0.9 %        7,120
      Assets held for sale                             1,571               -         1,571         100.0 %        3,111
      Other current assets                             1,506           1,846          (340)        (18.4)%        1,287
                                              ---------------  --------------  ------------  -------------  ------------
              Total current assets                    87,619          92,151        (4,532)         (4.9)%       86,974

Property, plant and equipment, net                    42,487          54,212       (11,725)        (21.6)%       44,639
Goodwill                                               4,114           4,114             -           0.0 %        4,114
Deferred income taxes                                 22,023          14,541         7,482          51.5 %       20,176
Other assets                                           1,354           1,521          (167)        (11.0)%        1,564
                                              ---------------  --------------  ------------  -------------  ------------

              Total assets                   $       157,597         166,539        (8,942)         (5.4)%      157,467
                                              ===============  ==============  ============  =============  ============



Current liabilities:
      Current maturities of long-term debt   $         7,742           8,346          (604)         (7.2)%        8,060
      Accounts payable                                18,540          16,613         1,927          11.6 %       20,835
      Accrued expenses                                 9,001          10,669        (1,668)        (15.6)%        7,845
      Accrued restructuring costs                      3,017           5,486        (2,469)        (45.0)%        4,054
      Income taxes payable                             3,880           1,023         2,857         279.3 %        2,488
                                              ---------------  --------------  ------------  -------------  ------------
              Total current liabilities               42,180          42,137            43           0.1 %       43,282

Long-term debt, less current maturities               39,554          46,584        (7,030)        (15.1)%       39,662
                                              ---------------  --------------  ------------  -------------  ------------

              Total liabilities                       81,734          88,721        (6,987)         (7.9)%       82,944

Shareholders' equity                                  75,863          77,818        (1,955)         (2.5)%       74,523
                                              ---------------  --------------  ------------  -------------  ------------

              Total liabilities and
              shareholders' equity           $       157,597         166,539        (8,942)         (5.4)%      157,467
                                              ===============  ==============  ============  =============  ============

Shares outstanding                                    11,687          11,559           128           1.1 %       11,655
                                              ===============  ==============  ============  =============  ============


* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

                                           CULP, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED OCTOBER 29, 2006 AND OCTOBER 30, 2005
                                          (UNAUDITED)
                                     (Amounts in Thousands)


                                                                         SIX MONTHS ENDED
                                                                  ------------------------------

                                                                             Amounts
                                                                  ------------------------------
                                                                   October 29,      October 30,
                                                                      2006             2005
                                                                  -------------    -------------

Cash flows from operating activities:
   Net income (loss)                                             $         946           (8,093)
   Adjustments to reconcile net income (loss) to net cash
      (used in) provided by operating activities:
         Depreciation                                                    3,364            9,836
         Amortization of other assets                                       41               51
         Stock-based compensation                                          287              104
         Deferred income taxes                                          (1,847)          (4,455)
         Restructuring (credit) expense                                   (364)           3,092
         Changes in assets and liabilities:
             Accounts receivable                                         5,763            1,905
             Inventories                                                (7,737)           7,050
             Other current assets                                         (219)             845
             Other assets                                                  148              149
             Accounts payable                                           (1,965)          (5,623)
             Accrued expenses                                            1,156            1,113
             Accrued restructuring                                      (1,037)            (364)
             Income taxes payable                                        1,392             (521)
                                                                  -------------    -------------
                Net cash (used in) provided by operating
                 activities                                                (72)           5,089
                                                                  -------------    -------------

Cash flows from investing activities:
   Capital expenditures                                                 (1,705)          (4,875)
   Proceeds from the sale of buildings and equipment                     2,738            3,950
                                                                  -------------    -------------
                Net cash provided by (used in) investing
                 activities                                              1,033             (925)
                                                                  -------------    -------------

Cash flows from financing activities:
   Payments on vendor-financed capital expenditures                       (670)            (799)
   Payments on long-term debt                                             (426)               -
   Proceeds from issuance of long-term debt                                  -            4,380
   Proceeds from common stock issued                                       127               31
                                                                  -------------    -------------
                Net cash (used in) provided by financing
                 activities                                               (969)           3,612
                                                                  -------------    -------------

(Decrease) increase in cash and cash equivalents                            (8)           7,776

Cash and cash equivalents at beginning of period                         9,714            5,107
                                                                  -------------    -------------

Cash and cash equivalents at end of period                       $       9,706           12,883
                                                                  =============    =============

See accompanying notes to consolidated financial statements.

                                       I-3

                                                        CULP, INC.
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                        (UNAUDITED)

                                         (Dollars in thousands, except share data)


                                                            Capital                             Accumulated
                                        Common Stock      Contributed                              Other          Total
                                    ---------------------  in Excess     Unearned    Retained  Comprehensive  Shareholders'
                                      Shares      Amount  of Par Value Compensation  Earnings  Income (Loss)     Equity
---------------------------------------------------------------------------------------------------------------------------
Balance, May 1, 2005                11,550,759  $    579       39,964         (139)    45,367             -   $     85,771
---------------------------------------------------------------------------------------------------------------------------
  Net loss                                   -         -            -            -    (11,796)            -        (11,796)
  Gain on cash flow hedge, net of
   income taxes                              -         -            -            -          -            18             18
  Stock-based compensation                   -         -            -          139          -             -            139
  Common stock issued in connection
     with stock option plans           104,200         5          386            -          -             -            391
---------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 2006             11,654,959  $    584       40,350            -     33,571            18   $     74,523
---------------------------------------------------------------------------------------------------------------------------
  Net income                                 -         -            -            -        946             -            946
  Loss on cash flow hedge, net of
   income taxes                              -         -            -            -          -           (20)           (20)
  Stock-based compensation                   -         -          287            -          -             -            287
  Common stock issued in connection
     with stock option plans            32,000         2          125            -          -             -            127
---------------------------------------------------------------------------------------------------------------------------
Balance, October 29, 2006           11,686,959  $    586       40,762            -     34,517            (2)  $     75,863
===========================================================================================================================

See accompanying notes to consolidated financial statements.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiaries (the "company") include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. All of these adjustments are of a normal recurring nature except as disclosed in note 10 to the consolidated financial statements. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company's annual report on Form 10-K filed with the Securities and Exchange Commission on July 20, 2006 for the fiscal year ended April 30, 2006.

The company's six months ended October 29, 2006 and October 30, 2005 represent 26 week periods.

        -----------------------------------------------------------------

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

As a result of adopting SFAS No. 123R, the company recorded $155,000 and $287,000 of compensation expense for stock options within selling, general, and administrative expense for the three-month and six-month periods ended October 29, 2006. In the prior year, the company recorded $51,000 and $104,000 of compensation expense for stock options that were required to be accounted for under the provisions of APB Opinion No. 25 for the three-month and six-month periods ended October 30, 2005.

Prior to the adoption of SFAS No. 123R, the benefit of tax deductions in excess of recognized compensation costs were reported as an operating cash flow. SFAS No. 123R requires such benefits be recorded as financing cash flow rather than as a reduction of taxes paid within operating cash flow. For the six-month period ended October 29, 2006, no tax benefits in excess of recognized

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

compensation costs were realized from option exercises.

The remaining unrecognized compensation costs related to unvested awards at October 29, 2006 is $1.2 million which is expected to be recognized over a weighted average period of 2.9 years.

The following table illustrates the effect on net loss and net loss per share if the company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the company's stock option plan for three-month and six-month period ended October 30, 2005:


---------------------------------------------------------------------------------------------
                                                            (Unaudited)        (Unaudited)
                                                         Six Months Ended  Three Months Ended
(dollars in thousands, except per share data)            October 30, 2005   October 30, 2005
---------------------------------------------------------------------------------------------
Net loss, as reported                                    $         (8,093) $          (4,152)
Add: Total stock-based employee compensation expense
included in net loss, net of taxes                                     66                 33
Deduct: Total stock-based employee compensation expense
determined under fair value-based method for all awards,
net of taxes                                                         (243)              (136)
---------------------------------------------------------------------------------------------
Pro forma net loss                                       $         (8,270) $          (4,255)
---------------------------------------------------------------------------------------------
Net loss per share:
Basic - as reported                                      $          (0.70) $           (0.36)
Basic - pro forma                                                   (0.72)             (0.37)
Diluted - as reported                                               (0.70)             (0.36)
Diluted - pro forma                                                 (0.72)             (0.37)
---------------------------------------------------------------------------------------------

Under the company's stock option plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of grant. Options granted under these plans generally vest over four years and expire five to ten years after the date of grant. The fair value of each option award was estimated on the date of grant using a Black-Scholes option-pricing model. The fair value of stock options granted to directors during the six-month period ended October 29, 2006 was $3.68 per share using the following assumptions:

---------------------------------------------------------------------------------------------
Risk-free interest rate                                                                 4.57%
Dividend yield                                                                          0.00%
Expected volatility                                                                    68.36%
Expected term (in years)                                                                 6.8
---------------------------------------------------------------------------------------------

The fair value of stock options granted to employees during the six-month period ended October 29, 2006 was $2.43 per share using the following assumptions:

---------------------------------------------------------------------------------------------
Risk-free interest rate                                                                 5.03%
Dividend yield                                                                          0.00%
Expected volatility                                                                    67.03%
Expected term (in years)                                                                 1.6
---------------------------------------------------------------------------------------------

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

The following table summarizes the stock options (vested and unvested) as of October 29, 2006 and option activity during the six-month period then ended:

---------------------------------------------------------------------------------------------
                                                  Weighted-      Weighted-
                                                   Average        Average        Aggregate
                                                  Exercise      Contractual      Intrinsic
                                    Shares          Price           Term           Value
---------------------------------------------------------------------------------------------
Outstanding, April 30, 2006           993,875   $       7.11
Granted                               228,000           4.56
Expired                              (174,125)          6.27
Exercised                             (32,000)          3.91                   $      17,440
---------------------------------------------------------------------------------------------
Outstanding, October 29, 2006       1,015,750           6.78     3.2 Years     $     770,035
---------------------------------------------------------------------------------------------

At October 29, 2006, there were 274,750 shares available for future grants under the company's incentive stock option plans and options to purchase 553,375 shares were exercisable which had a weighted average exercise price of $8.34 per share, an aggregate intrinsic value of $403,893 and a weighted average contractual term of 0.20 years.

        -----------------------------------------------------------------

3.  Accounts Receivable

A summary of accounts receivable follows:

---------------------------------------------------------------------------------------------
(dollars in thousands)                                    October 29, 2006     April 30, 2006
---------------------------------------------------------------------------------------------
Customers                                                 $         25,534     $      30,924
Allowance for doubtful accounts                                     (1,092)           (1,049)
Reserve for returns and allowances and discounts                    (1,156)             (826)
---------------------------------------------------------------------------------------------
                                                          $         23,286     $      29,049
---------------------------------------------------------------------------------------------

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A summary of the activity in the allowance for doubtful accounts follows:

---------------------------------------------------------------------------------------------
                                                                 Six months ended
(dollars in thousands)                               October 29, 2006        October 30, 2005
---------------------------------------------------------------------------------------------
Beginning balance                                    $        (1,049)        $        (1,142)
Provision for uncollectible accounts                            (115)                     12
Net write-offs                                                    72                       6
---------------------------------------------------------------------------------------------
Ending balance                                       $        (1,092)        $        (1,124)
---------------------------------------------------------------------------------------------

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

---------------------------------------------------------------------------------------------
                                                                 Six months ended
(dollars in thousands)                               October 29, 2006        October 30, 2005
---------------------------------------------------------------------------------------------
Beginning balance                                    $           (826)       $          (837)
Provision for returns and allowances
    and discounts                                              (1,235)                  (808)
Discounts taken                                                   905                    962
---------------------------------------------------------------------------------------------
Ending balance                                       $         (1,156)       $          (683)
---------------------------------------------------------------------------------------------

        -----------------------------------------------------------------

4.  Inventories

Inventories are carried at the lower of cost or market. Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

---------------------------------------------------------------------------------------------
(dollars in thousands)                                October 29, 2006         April 30, 2006
---------------------------------------------------------------------------------------------
Raw materials                                         $        12,676          $      13,561
Work-in-process                                                 1,917                  2,020
Finished goods                                                 29,837                 21,112
---------------------------------------------------------------------------------------------
                                                      $        44,430          $      36,693
---------------------------------------------------------------------------------------------

        -----------------------------------------------------------------

5.  Accounts Payable

A summary of accounts payable follows:

---------------------------------------------------------------------------------------------
(dollars in thousands)                                October 29, 2006         April 30, 2006
---------------------------------------------------------------------------------------------
Accounts payable-trade                                $        16,421          $      18,386
Accounts payable-capital expenditures                           2,119                  2,449
---------------------------------------------------------------------------------------------
                                                      $        18,540          $      20,835
---------------------------------------------------------------------------------------------

6.  Accrued Expenses

A summary of accrued expenses follows:

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


---------------------------------------------------------------------------------------------
(dollars in thousands)                                October 29, 2006        April 30, 2006
---------------------------------------------------------------------------------------------
Compensation, commissions and related benefits              $   4,643         $        4,757
Interest                                                          403                    433
Accrued rebates                                                 1,309                    705
Other                                                           2,646                  1,950
---------------------------------------------------------------------------------------------
                                                            $   9,001         $        7,845
---------------------------------------------------------------------------------------------

        -----------------------------------------------------------------

7.  Long-Term Debt

A summary of long-term debt follows:

---------------------------------------------------------------------------------------------
 (dollars in thousands)                               October 29, 2006         April 30, 2006
---------------------------------------------------------------------------------------------
Unsecured senior term notes                           $        42,440          $      42,440
Real estate loan                                                4,142                  4,242
Canadian government loans                                         714                  1,040
---------------------------------------------------------------------------------------------
                                                               47,296                 47,722
Less current maturities                                        (7,742)                (8,060)
---------------------------------------------------------------------------------------------
                                                      $        39,554          $      39,662
---------------------------------------------------------------------------------------------

Unsecured Term Notes

The company's unsecured term notes (the "Notes") are payable over an average remaining term of three years beginning March 2007 through March 2010. The principal payments are required to be paid in periodic installments over the next four years as follows: Year 1 - $7.5 million; Year 2 - $19.9 million; Year 3 - $7.5 million; and Year 4 - $7.5 million.

On December 6, 2006, the company entered into a Second Amendment to Note Purchase Agreements (the "Amendment"). The Amendment changes the financial covenants applicable to the company to provide additional flexibility to account for recent changes and potential additional changes that the company has made or could make to its business and the accounting consequences of those changes, including markdowns of its inventory and write-downs of its property, plant, and equipment for closed facilities and a valuation allowance against the Company's net deferred tax assets from U.S. operations. The Amendment also allows for the reduction of the company's outstanding debt, without the payment of a prepayment penalty, and raises the interest rate payable on the remaining outstanding Notes. A summary of the terms of the Amendment follows:

     -- Upon execution of this amendment, the Company will prepay $3.0 million in principal amount and interest on the Notes, without prepayment penalty or "make whole" premium. Another principal payment of $4.5 million will be due in March of 2007.

     -- An increase in the interest rate on the Notes from 7.76% to 8.80%, effective December 1, 2006.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     -- A change in the calculation of consolidated net worth and tangible net worth for purposes of financial covenant compliance, such that restructuring expenses and related costs associated with previously announced restructuring initiatives and any future restructuring initiatives involving the remaining U.S. upholstery facilities will not be counted against the Company's net worth.

     -- A similar change in the calculation of net worth such that a valuation allowance under U.S. generally accepted accounting principles against the Company's net deferred tax assets from U.S. operations would not be counted as a reduction of the Company's net worth for purposes of financial covenant compliance.

     -- A provision providing for prepayments of the Notes (at the option of the noteholders and without prepayment penalty) to the extent that the Company's cash balances exceed $8.0 million at the end of each fiscal quarter.

     --   Covenants regarding the use of net proceeds from sales of assets.

     -- An increase in the amount of other debt allowed to be incurred by the Company, including a provision that would allow for debt of up to $5.0 million in the Company's China subsidiary.

     -- Other changes to financial covenants, including limits on capital expenditures and restrictions on the payment of dividends or stock repurchases.

     -- Additional negative covenants to restrict certain changes in the Company's business or methods of operation and certain business transactions.

     -- A decrease in the cross-default provision to cover any debt in an amount of $1.0 million or more.


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

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Revolving Credit Agreement

On July 20, 2006, the company entered into a Ninth Amendment to this credit agreement. This credit agreement provides for a revolving loan commitment of $8.0 million, including letters of credit up to $5.5 million. Borrowings under the credit facility bear interest at the one-month London Interbank Offered Rate plus an adjustable margin based on the company's debt/EBITDA ratio, as defined in the agreement. This agreement limits annual capital expenditures to $2.5 million for fiscal 2007, requires the company to maintain collected deposit balances of at least $2.0 million, and maintain certain other financial covenants as defined in the agreement. As of October 29, 2006, there were $2.9 million in outstanding letters of credit and no borrowings outstanding under the agreement. This agreement expires on August 31, 2007.

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

Overall

The company's loan agreements require that the company maintain compliance with certain financial ratios. At October 29, 2006, the company was in compliance with these financial covenants.

The principal payment requirements of long-term debt during the next five years are: Year 1 - $7.7 million; Year 2 - $20.1 million; Year 3 - $7.8 million; Year 4 - $11.1 million; Year 5 - $178,000; and thereafter - $373,000.

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

The company accounts for the interest rate swap as a cash flow hedge whereby the fair value of this contract is reflected in other assets in the accompanying consolidated balance sheets with the offset recorded as accumulated other comprehensive income (loss). The fair value of the interest rate swap at October 29, 2006 was $3,000 in the bank's favor and was determined by quoted market prices.

        -----------------------------------------------------------------

9.  Cash Flow Information

Payments for interest and income taxes follow:

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

---------------------------------------------------------------------------------------------
                                                                 Six months ended
(dollars in thousands)                                October 29, 2006       October 30, 2005
---------------------------------------------------------------------------------------------
Interest                                              $         1,928        $         1,954
Income taxes                                                      443                    515
---------------------------------------------------------------------------------------------

The company did not finance any of its capital expenditures for the six-months ended October 29, 2006. The non-cash portion of capital expenditures representing vendor financing totaled $1,699,000 for the six months ended October 30, 2005.

        -----------------------------------------------------------------

10.  Restructuring and Related Charges

A summary of accrued restructuring costs follows:

---------------------------------------------------------------------------------------------
(dollars in thousands)                                October 29, 2006         April 30, 2006
---------------------------------------------------------------------------------------------
September 2005 Upholstery Fabrics                     $           404          $         439
August 2005 Upholstery Fabrics                                     94                    134
April 2005 Upholstery Fabrics                                     574                  1,000
October 2004 Upholstery Fabrics                                    10                     64
Fiscal 2003 Culp Decorative Fabrics                             1,935                  2,412
Fiscal 2001 Culp Decorative Fabrics                                 -                      5
---------------------------------------------------------------------------------------------
                                                      $         3,017          $       4,054
---------------------------------------------------------------------------------------------

September 2005 Upholstery Fabrics

During the second quarter of fiscal 2007, total restructuring and related charges incurred were $223,000 of which $250,000 related to lease termination and other exit costs, $110,000 related to operating costs associated with the closing of a plant facility, $40,000 related to asset movement costs, a credit of $40,000 related to a write-down of a building, and a credit of $137,000 related to a employee termination benefits. Of the total charge, a credit of $122,000 was recorded in restructuring expense, a charge of $110,000 was recorded in cost of sales, and a charge of $235,000 was recorded in other expense in the 2007 Consolidated Statement of Net Income.

During the six month period of fiscal 2007, total restructuring and related charges incurred were $532,000 of which $450,000 related to operating costs associated with the closing of a plant facility, $259,000 related to lease termination and other exit costs, $209,000 related to asset movement costs, a credit of $40,000 related to a write-down of a building, a credit of $111,000 related to employee termination benefits, and a credit of $235,000 for sales proceeds received on equipment with no carrying value. Of the total charge, $82,000 was recorded in restructuring expense and a charge of $450,000 was recorded in cost of sales in the 2007 Consolidated Statement of Net Income.

The following summarizes the fiscal 2007 activity in the restructuring accrual (dollars in thousands):

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

---------------------------------------------------------------------------------------------
                                                    Employee           Lease
                                                  Termination     Termination and
                                                    Benefits      Other Exit Costs     Total
---------------------------------------------------------------------------------------------
Balance, April 30, 2006                           $       439                   -        439
Adjustments in fiscal 2007                               (111)                  2       (109)
Additions in fiscal 2007                                    -                 257        257
Paid in fiscal 2007                                      (174)                 (9)      (183)
---------------------------------------------------------------------------------------------
Balance, October 29, 2006                         $       154                 250        404
---------------------------------------------------------------------------------------------

As of October 29, 2006, there were no assets classified as held for sale. At April 30, 2006, assets classified as held for sale consisted of a building with a carrying value of $641,000.

August 2005 Upholstery Fabrics

During the second quarter of fiscal 2007, a total restructuring and related credit of $58,000 was recorded, of which, $35,000 related to write-downs of equipment, $22,000 related to operating costs associated with the closing of a plant facility, $1,000 related to asset movement costs, a credit of $11,000 for sales proceeds received on equipment with no carrying value, and a credit of $105,000 for employee termination benefits. Of the total credit, a credit of $125,000 was recorded in restructuring expense, a charge of $22,000 was recorded in cost of sales, and a charge of $45,000 was recorded in other expense in the 2007 Consolidated Statement of Net Income.

During the six month period of fiscal 2007, total restructuring and related charges incurred were $99,000 of which $49,000 related to operating costs associated with the closing of a plant facility, $48,000 related to asset movement costs, $35,000 related to write-downs of equipment, $23,000 related to employee termination benefits, and a credit of $56,000 for sales proceeds received on equipment with no carrying value. Of the total charge, $50,000 was recorded in restructuring expense and a charge of $49,000 was recorded in cost of sales in the 2007 Consolidated Statement of Net Income.

The following summarizes the fiscal 2007 activity in the restructuring accrual (dollars in thousands):

---------------------------------------------------------------------------------------------
                                                Employee             Lease
                                               Termination      Termination and
                                                Benefits        Other Exit Costs       Total
---------------------------------------------------------------------------------------------
Balance, April 30, 2006                         $     127                     7          134
Adjustments in fiscal 2007                             23                     -           23
Paid in fiscal 2007                                   (61)                   (2)         (63)
---------------------------------------------------------------------------------------------
Balance, October 29, 2006                       $      89                     5           94
---------------------------------------------------------------------------------------------

As of October 29, 2006 and April 30, 2006, assets classified as held for sale consisted of equipment with a carrying value of $700,000. As of April 30, 2006, assets classified as held for sale also included a building with a carrying value of $475,000, which was sold in May 2006.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

April 2005 Upholstery Fabrics

During the second quarter of fiscal 2007, total restructuring and related charges incurred were $217,000 of which approximately $313,000 related to asset movement costs, $183,000 related to operating costs associated with closing a plant facility, $83,000 related to lease termination costs, a credit of $49,000 for write-downs of equipment, a credit of $117,000 for sales proceeds received on equipment with no carrying value, and a credit of $196,000 for employee termination benefits. Of the total charge, $7,000 was recorded in restructuring expense, $183,000 was recorded in cost of sales, and a charge of $27,000 was recorded in other expense in the 2007 Consolidated Statement of Net Income.

During the first six months of fiscal 2007, the total restructuring and related charges incurred were $918,000 of which approximately $484,000 related to asset movement costs, $285,000 related to operating costs associated with the closing of a plant facility, $238,000 related to inventory markdowns, $90,000 related to lease termination costs, $67,000 related to write-downs of equipment, a credit of $102,000 related to employee termination benefits, and a credit of $144,000 for sales proceeds received on equipment with no carrying value. Of the total charge, $395,000 was recorded in restructuring expense; $493,000 was recorded in cost of sales; and $30,000 was recorded in selling, general, and administrative expenses in the 2007 Consolidated Statements of Net Income.

The following summarizes the fiscal 2007 activity in the restructuring accrual (dollars in thousands):

---------------------------------------------------------------------------------------------
                                                Employee              Lease
                                              Termination        Termination and
                                                Benefits        Other Exit Costs       Total
---------------------------------------------------------------------------------------------
Balance, April 30, 2006                       $       799                    201       1,000
Adjustments in fiscal 2007                           (102)                    10         (92)
Additions in fiscal 2007                                -                     80          80
Paid in fiscal 2007                                  (234)                  (180)       (414)
---------------------------------------------------------------------------------------------
Balance, October 29, 2006                     $       463                    111         574
---------------------------------------------------------------------------------------------

As of October 29, 2006 and April 30, 2006, assets classified as held for sale consisted of equipment with a carrying value of approximately $871,000 and $1.3 million, respectively.

October 2004 Upholstery Fabrics

During the second quarter of fiscal 2007, as a result of management's continual evaluation of the restructuring accrual, the reserve was decreased by $22,000 to reflect current estimates of future health care claims. This $22,000 decrease in the reserve was recorded in restructuring expense in the 2007 Consolidated Statement of Net Income.

During the first six months of fiscal 2007, as a result of management's continual evaluation of the restructuring accrual, the reserve was decreased by $30,000 to reflect current estimates of future health care claims. This $30,000 decrease in the reserve was recorded in restructuring expense in the 2007 Consolidated Statement of Net Income.

The following summarizes the fiscal 2007 activity in the restructuring accrual (dollars in thousands):

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

---------------------------------------------------------------------------------------------
                                                Employee             Lease
                                               Termination      Termination and
                                                Benefits        Other Exit Costs       Total
---------------------------------------------------------------------------------------------
Balance, April 30, 2006                        $       64                     -           64
Adjustments in fiscal 2007                            (30)                    -          (30)
Paid in fiscal 2007                                   (24)                    -          (24)
---------------------------------------------------------------------------------------------
Balance, October 29, 2006                      $       10                     -           10
---------------------------------------------------------------------------------------------

As of October 29, 2006 and April 30, 2006, there were no assets classified as held for sale.

Fiscal 2003 Culp Decorative Fabrics Restructuring

During the second quarter of fiscal 2007, the company recorded a restructuring related charge of $4,000 for operating costs associated with a closed plant facility. This $4,000 restructuring related charge was recorded in cost of sales in the 2007 Consolidated Statement of Net Income. During the first six months of fiscal 2007, as a result of management's continual evaluation of the restructuring accrual, the reserve was decreased by approximately $22,000 to reflect current estimates of sub-lease income and other exit costs. This $22,000 decrease in the reserve was recorded in restructuring expense in the 2007 Consolidated Statement of Net Income. Additionally, the company recorded a restructuring related charge of $16,000 for operating costs associated with a closed plant facility. This $16,000 restructuring related charge was recorded in cost of sales in the 2007 Consolidated Statement of Net Income.

The following summarizes the fiscal 2007 activity in the restructuring accrual (dollars in thousands):

---------------------------------------------------------------------------------------------
                                                Employee             Lease
                                              Termination       Termination and
                                                Benefits        Other Exit Costs       Total
---------------------------------------------------------------------------------------------
Balance, April 30, 2006                       $        88                 2,324        2,412
Adjustments in fiscal 2007                              -                   (22)         (22)
Paid in fiscal 2007                                   (22)                 (433)        (455)
---------------------------------------------------------------------------------------------
Balance, October 29, 2006                     $        66                 1,869        1,935
---------------------------------------------------------------------------------------------

As of October 29, 2006 and April 30, 2006, there were no assets classified as held for sale.

Fiscal 2001 Culp Decorative Fabrics Restructuring

During the first quarter and first six months of fiscal 2007, as a result of management's continual evaluation of the restructuring accrual, the reserve was decreased by approximately $5,000 to reflect current estimates of future health care claims. This $5,000 decrease in the reserve was recorded in restructuring expense in the 2007 Consolidated Statement of Net Income. Additionally, the company recorded a restructuring related charge of $26,000 for other operating costs associated with a closed plant facility. This $26,000 restructuring related charge was recorded in cost of sales in the 2007 Consolidated Statement of Net Income.

The following summarizes the fiscal 2007 activity in the restructuring accrual (dollars in thousands):

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

---------------------------------------------------------------------------------------------
                                                Employee             Lease
                                              Termination       Termination and
                                                Benefits        Other Exit Costs       Total
---------------------------------------------------------------------------------------------
Balance, April 30, 2006                       $         5                     -            5
Adjustments in fiscal 2007                             (5)                    -           (5)
Paid in fiscal 2007                                     -                     -            -
---------------------------------------------------------------------------------------------
Balance, October 29, 2006                     $         -                     -            -
---------------------------------------------------------------------------------------------

As of October 29, 2006 and April 30, 2006, there were no assets classified as held for sale.

        -----------------------------------------------------------------

11.  Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income (loss) per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock options calculated using the treasury stock method. Weighted average shares used in the computation of basic and diluted net income
(loss) per share follows:

---------------------------------------------------------------------------------------------
                                                                Three months ended
(amounts in thousands)                               October 29, 2006        October 30, 2005
---------------------------------------------------------------------------------------------
Weighted average common shares outstanding, basic              11,686                 11,559
Effect of dilutive stock options                                    3                      0
---------------------------------------------------------------------------------------------
Weighted average common shares outstanding, diluted            11,689                 11,559
---------------------------------------------------------------------------------------------

Options to purchase 464,750 and 506,125 shares of common stock were not included in the computation of diluted net income (loss) per share for the three months ended October 29, 2006 and October 30, 2005, respectively, because the exercise price of the options was greater than the average market price of the common shares.

Options to purchase 48,209 shares of common stock were not included in the computation of diluted net loss per share for the three months ended October 30, 2005, because the company incurred a net loss for the period.

---------------------------------------------------------------------------------------------
                                                                 Six months ended
(amounts in thousands)                                October 29, 2006       October 30, 2005
---------------------------------------------------------------------------------------------
Weighted average common shares outstanding, basic              11,679                 11,555
Effect of dilutive stock options                                    3                      0
---------------------------------------------------------------------------------------------
Weighted average common shares outstanding, diluted            11,682                 11,555
---------------------------------------------------------------------------------------------

Options to purchase 449,813 and 510,750 shares of common stock were not included in the computation of diluted net income (loss) per share for the six months ended October 29, 2006 and October 30, 2005, respectively, because the exercise price of the options was greater than the average market price of the common shares.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Options to purchase 42,171 shares of common stock were not included in the computation of diluted net loss per share for the six months ended October 30, 2005, because the company incurred a net loss for the period.

        -----------------------------------------------------------------

12.  Segment Information

The company's operations are classified into two segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment principally manufactures, sources, and sells fabrics to bedding manufacturers. The upholstery fabrics segment principally manufactures, sources, and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

Financial information for the company's operating segments follow:

---------------------------------------------------------------------------------------------
                                                                Three months ended
(dollars in thousands)                                October 29, 2006       October 30, 2005
---------------------------------------------------------------------------------------------
Net sales:
   Mattress Fabrics                                   $        23,494        $        23,990
   Upholstery Fabrics                                          35,546                 43,016
---------------------------------------------------------------------------------------------
                                                      $        59,040        $        67,006
---------------------------------------------------------------------------------------------
Gross profit:
   Mattress Fabrics                                   $         4,144        $         3,302
   Upholstery Fabrics                                           4,138                  4,000
---------------------------------------------------------------------------------------------
           Total segment gross profit                           8,282                  7,302
   Restructuring related charges                                 (291) (1)            (1,751) (3)
---------------------------------------------------------------------------------------------
                                                      $         7,991        $         5,551
---------------------------------------------------------------------------------------------
Selling, general, and administrative expenses:
   Mattress Fabrics                                   $         1,674        $         1,636
   Upholstery Fabrics                                           3,745                  4,069
---------------------------------------------------------------------------------------------
           Total segment selling, general, and
            administrative expenses                             5,419                  5,705
   Unallocated corporate expenses                                 824                    821
   Restructuring related charges                                   30 (1)                  -
---------------------------------------------------------------------------------------------
                                                      $         6,273        $         6,526
---------------------------------------------------------------------------------------------
Operating income (loss):
   Mattress Fabrics                                   $         2,470        $         1,666
   Upholstery Fabrics                                             393                    (69)
---------------------------------------------------------------------------------------------
           Total segment operating income                       2,863                  1,597
   Unallocated corporate expenses                                (824)                  (821)
   Restructuring credit (expense)                                 264 (2)             (4,412)(4)
   Restructuring related charges                                 (321)(1)             (1,751)(3)
---------------------------------------------------------------------------------------------
                                                      $         1,982        $        (5,387)
---------------------------------------------------------------------------------------------

(1) The $291,000 and the $30,000 represent restructuring related charges for operating costs associated with the closing of plant facilities. These charges relate to the Upholstery Fabrics segment.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(2) The $264,000 restructuring credit represents $354,000 for asset movement costs, $333,000 for lease termination and other exit costs, a credit of $53,000 for write-downs of a building and equipment, a credit of $437,000 for sales proceeds received on equipment with no carrying value, and a credit of $461,000 associated with employee termination benefits. These charges relate to the Upholstery Fabrics segment.

(3) The $1.8 million represents restructuring related charges of $1.4 million for accelerated depreciation, $331,000 for inventory markdowns, and $65,000 for operating costs associated with the closing of plant facilities. These charges relate to the Upholstery Fabrics segment.

(4) The $4.4 million represents restructuring charges of $2.1 million for write-downs of buildings and equipment, $1.6 million for employee termination benefits, $395,000 for asset movement costs, and $328,000 for lease termination costs. These charges relate to the Upholstery Fabrics segment.


-------------------------------------------------------------------------------------------------
                                                                   Six months ended
(dollars in thousands)                                   October 29, 2006       October 30, 2005
-------------------------------------------------------------------------------------------------
Net sales:
   Mattress Fabrics                                      $     45,339           $     46,905
   Upholstery Fabrics                                          76,286                 82,443
-------------------------------------------------------------------------------------------------
                                                         $    121,625           $    129,348
-------------------------------------------------------------------------------------------------

Gross profit:
   Mattress Fabrics                                      $      7,665           $      6,397
   Upholstery Fabrics                                           9,423                  7,957
-------------------------------------------------------------------------------------------------
         Total segment gross profit                            17,088                 14,354
   Restructuring related charges                               (1,037) (5)            (2,246) (7)
-------------------------------------------------------------------------------------------------
                                                         $     16,051           $     12,108
-------------------------------------------------------------------------------------------------
Selling, general, and administrative expenses:
   Mattress Fabrics                                      $      3,337           $      3,373
   Upholstery Fabrics                                           7,453                  8,405
-------------------------------------------------------------------------------------------------
         Total segment selling, general, and
          administrative expenses                              10,790                 11,778
   Unallocated corporate expenses                               2,026                  1,582
   Restructuring related charges                                   30  (5)             3,022  (8)
-------------------------------------------------------------------------------------------------
                                                         $     12,846           $     16,382
-------------------------------------------------------------------------------------------------
Operating income (loss):
   Mattress Fabrics                                      $      4,328           $      3,024
   Upholstery Fabrics                                           1,970                   (448)
-------------------------------------------------------------------------------------------------
          Total segment operating income                        6,298                  2,576
   Unallocated corporate expenses                              (2,026)                (1,582)
   Restructuring expense                                         (466) (6)            (6,238) (9)
   Restructuring related charges                               (1,067) (5)            (5,268)(10)
-------------------------------------------------------------------------------------------------
                                                         $      2,302           $    (10,512)
-------------------------------------------------------------------------------------------------

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(5) The $1.1 million represents restructuring related charges of $798,000 for operating costs associated with the closing of plant facilities and $239,000 for inventory markdowns. The $30,000 represents restructuring related charges for operating costs associated with the closing of plant facilities. These charges relate to the Upholstery Fabrics segment.

(6) The $466,000 represents restructuring charges of $740,000 for asset movement costs, $327,000 for lease termination and other exit costs, $62,000 for net write-downs of buildings and equipment, a credit of $226,000 for employee termination benefits, and a credit of $437,000 for sales proceeds received on equipment with no carrying value associated with the closing of plant facilities. These charges relate to the Upholstery Fabrics segment.

(7) The $2.3 million represents restructuring related charges of $1.9 million for accelerated depreciation, $331,000 for inventory markdowns, and $65,000 for operating costs associated with the closing of plant facilities. These charges primarily relate to the Upholstery Fabrics segment.

(8)  The  $3.0  million  represents  accelerated  depreciation.   These  charges
     primarily relate to the Upholstery Fabrics segment.

(9) The $6.2 million represents restructuring charges of $2.9 million for write-downs of buildings and equipment, $1.6 million for asset movement costs, $1.4 million for employee termination benefits, and $378,000 for lease termination costs. These charges primarily relate to the Upholstery Fabrics segment.

(10) The $5.3 million represents restructuring related charges of $4.9 million for accelerated deprecation, $331,000 for inventory markdowns, and $65,000 for other operating costs associated with the closing of plant facilities. These charges primarily relate to the Upholstery Fabrics segment.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Balance sheet information for the company's operating segments follow:

---------------------------------------------------------------------------------------------
(dollars in thousands)                                October 29, 2006        April 30, 2006
---------------------------------------------------------------------------------------------
Segment assets:
   Mattress Fabrics
      Current assets (13)                             $        22,660        $        21,179
      Property, plant and equipment (11)                       23,441                 25,357
---------------------------------------------------------------------------------------------
              Total mattress fabrics assets                    46,101                 46,536
---------------------------------------------------------------------------------------------
   Upholstery Fabrics
      Current assets (13)                                      45,056                 44,563
      Assets held for sale                                      1,571                  3,111
      Property, plant and equipment (12)                       19,000                 19,229
---------------------------------------------------------------------------------------------
              Total upholstery fabrics assets                  65,627                 66,903
---------------------------------------------------------------------------------------------
              Total segment assets                            111,728                113,439
Non-segment assets:
   Cash and cash equivalents                                    9,706                  9,714
      Deferred income taxes                                    29,143                 27,296
      Other current assets                                      1,506                  1,287
      Property, plant & equipment                                  46                     53
      Goodwill                                                  4,114                  4,114
      Other assets                                              1,354                  1,564
---------------------------------------------------------------------------------------------
              Total assets                            $       157,597        $       157,467
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
                                                                Three months ended
(dollars in thousands)                                October 29, 2006       October 30, 2005
---------------------------------------------------------------------------------------------
Capital expenditures:
   Mattress Fabrics                                   $            28        $           546
   Upholstery Fabrics                                           1,337                    833
---------------------------------------------------------------------------------------------
                                                      $         1,365        $         1,379
---------------------------------------------------------------------------------------------
Depreciation expense:
   Mattress Fabrics                                   $           918        $           893
   Upholstery Fabrics                                             744                  1,417
---------------------------------------------------------------------------------------------
        Total segment depreciation expense                      1,662                  2,310
   Accelerated depreciation                                         -                  1,355
---------------------------------------------------------------------------------------------
                                                      $         1,662        $         3,665
---------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------
                                                                 Six months ended
(dollars in thousands)                                October 29, 2006       October 30, 2005
---------------------------------------------------------------------------------------------
Capital expenditures:
   Mattress Fabrics                                   $            54        $         3,416
   Upholstery Fabrics                                           1,991                  2,007
---------------------------------------------------------------------------------------------
                                                      $         2,045        $         5,423
---------------------------------------------------------------------------------------------
Depreciation expense:
   Mattress Fabrics                                   $         1,860        $         1,749
   Upholstery Fabrics                                           1,504                  3,216
---------------------------------------------------------------------------------------------
        Total segment depreciation expense                      3,364                  4,965
   Accelerated depreciation                                         -                  4,871
---------------------------------------------------------------------------------------------
                                                      $         3,364        $         9,836
---------------------------------------------------------------------------------------------

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(11) Included in property, plant, and equipment are assets located in the U.S. totaling $12.3 million and $12.9 million at October 29, 2006 and April 30, 2006, respectively.

(12) Included in property, plant, and equipment are assets located in the U.S. totaling $11.8 million and $13.8 million at October 29, 2006 and April 30, 2006, respectively. Included in this U.S. property, plant, and equipment are various other corporate allocations totaling $4.0 million and $4.1 million at October 29, 2006 and April 30, 2006, respectively.

(13) Current  assets  represent  accounts   receivable  and  inventory  for  the
     respective segment.

        -----------------------------------------------------------------

13.  Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No.48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48") which clarifies the criteria for the recognition of tax benefits under SFAS No. 109, "Accounting for Income Taxes." This Interpretation prescribes a comprehensive model for financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken, or expected to be taken, in income tax returns. FIN No.48 is effective for fiscal years beginning after December 15, 2006 and requires that the cumulative effect of applying its provisions be disclosed as a one-time, non-cash charge or credit against the opening balance of retained earnings in the year of adoption. This Interpretation will be adopted by the company in the first quarter of fiscal 2008. The company is currently evaluating the potential impact of FIN No. 48 and any impact on its financial position cannot be readily determined at this time.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under accounting principles generally accepted in the United States and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is effective for the company in the first quarter of fiscal 2009. The company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. This SAB establishes a "dual approach" methodology that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements (both the statement of operations and statement of financial position). The SEC has stated SAB No. 108 should be applied no later than the annual financial statements for the first fiscal year ending after November 15, 2006. SAB No. 108 permits a company to elect either a retrospective or prospective application. Prospective application requires recording a cumulative effect adjustment in the period of adoption, as well as detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The company is currently evaluating the impact, if any, the application of SAB No 108 will have on the consolidated financial statements.

        -----------------------------------------------------------------

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

The company's executive offices are located in High Point, North Carolina. The company was organized as a North Carolina corporation in 1972 and made its initial public offering in 1983. Since 1997, the company has been listed on the New York Stock Exchange and traded under the symbol "CFI." The company's fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The company's six months ended October 29, 2006, and October 30, 2005, represent 26 week periods.

The following tables set forth the company's net sales, gross profit, selling, general and administrative expenses and operating income (loss) by segment for the three and six months ended October 29, 2006 and October 30, 2005.


                                                        CULP, INC.
                                SALES, GROSS PROFIT AND OPERATING INCOME (LOSS) BY SEGMENT
                             FOR THE THREE MONTHS ENDED OCTOBER 29, 2006 AND OCTOBER 30, 2005

                                                  (Amounts in thousands)

                                                                           THREE MONTHS ENDED (UNAUDITED)
                                                         ------------------------------------------------------------------

                                                                  Amounts                          Percent of Total Sales
                                                         --------------------------               -------------------------
                                                         October 29,    October 30,     % Over    October 29,   October 30,
Net Sales by Segment                                        2006           2005         (Under)      2006          2005
-------------------------------------------------------- -----------    -----------    ---------  ------------  -----------

Mattress Fabrics                                        $    23,494         23,990        (2.1)%        39.8 %       35.8 %
Upholstery Fabrics                                           35,546         43,016       (17.4)%        60.2 %       64.2 %
                                                         -----------    -----------    ---------  ------------  -----------

     Net Sales                                          $    59,040         67,006       (11.9)%       100.0 %      100.0 %
                                                         ===========    ===========    =========  ============  ===========


Gross Profit by Segment                                                                              Gross Profit Margin
--------------------------------------------------------                                          -------------------------

Mattress Fabrics                                        $     4,144          3,302        25.5 %        17.6 %       13.8 %
Upholstery Fabrics                                            4,138          4,000         3.5 %        11.6 %        9.3 %
                                                         -----------    -----------    ---------  ------------  -----------
     Subtotal                                                 8,282          7,302        13.4 %        14.0 %       10.9 %

Restructuring related charges                                  (291)(1)     (1,751)(3)   (83.4)%        (0.5)%       (2.6)%
                                                         -----------    -----------    ---------  ------------  -----------

     Gross Profit                                       $     7,991          5,551        44.0 %        13.5 %        8.3 %
                                                         ===========    ===========    =========  ============  ===========


Selling, General and Administrative expenses by Segment                                               Percent of Sales
--------------------------------------------------------                                          -------------------------

Mattress Fabrics                                        $     1,674          1,636         2.3 %         7.1 %        6.8 %
Upholstery Fabrics                                            3,745          4,069        (8.0)%        10.5 %        9.5 %
Unallocated Corporate expenses                                  824            821         0.4 %         1.4 %        1.2 %
                                                         -----------    -----------    ---------  ------------  -----------
                                                              6,243          6,526        (4.3)%        10.6 %        9.7 %

Restructuring related charges                                    30 (1)          -       100.0 %         0.1 %        0.0 %
                                                         -----------    -----------    ---------  ------------  -----------

    Selling, General and Administrative expenses        $     6,273          6,526        (3.9)%        10.6 %        9.7 %
                                                         ===========    ===========    =========  ============  ===========


                                                                                                      Operating Income
Operating Income (loss) by Segment                                                                      (Loss) Margin
--------------------------------------------------------                                          -------------------------

Mattress Fabrics                                        $     2,470          1,666        48.3 %        10.5 %        6.9 %
Upholstery Fabrics                                              393            (69)      669.6 %         1.1 %       (0.2)%
Unallocated corporate expenses                                 (824)          (821)        0.4 %        (1.4)%       (1.2)%
                                                         -----------    -----------    ---------  ------------  -----------
        Subtotal                                              2,039            776       162.8 %         3.5 %        1.2 %

Restructuring credit (expense)                                  264 (2)     (4,412)(4)  (106.0)%         0.4 %       (6.6)%
Restructuring related charges                                  (321)(1)     (1,751)(3)   (81.7)%        (0.5)%       (2.6)%
                                                         -----------    -----------    ---------  ------------  -----------

     Operating income (loss)                            $     1,982         (5,387)      136.8 %         3.4 %       (8.0)%
                                                         ===========    ===========    =========  ============  ===========


Depreciation by Segment
--------------------------------------------------------

Mattress Fabrics                                        $       918            893         2.8 %
Upholstery Fabrics                                              744          1,417       (47.5)%
                                                         -----------    -----------    ---------
        Subtotal                                              1,662          2,310       (28.1)%
Accelerated Depreciation                                          -          1,355      (100.0)%
                                                         -----------    -----------    ---------
Total Depreciation                                      $     1,662          3,665       (54.7)%
                                                         ===========    ===========    =========


Notes:
(1) The $291,000 and $30,000 represents restructuring related charges for other operating costs associated with the closing of plant facilities.
(2) The $264,000 restructuring credit represents $354,000 for asset movement costs, $333,000 for lease termination and other exit costs, a credit of $53,000 for write-downs of a building and equipment, a credit of $437,000 for sales proceeds received on equipment with no carrying value associated with the closing of plant facilities, and a credit of $461,000 associated with employee termination benefits.
(3) The $1.8 million represents restructuring related charges of $1.4 million for accelerated depreciation, $331,000 for inventory markdowns, and $65,000 for other operating costs associated with the closing of plant facilities.
(4) The $4.4 million represents restructuring charges of $2.1 million for write-downs of buildings and equipment, $1.6 million for employee termination benefits, $395,000 for asset movement costs and $328,000 for lease termination costs.

                                                       CULP, INC.
                               SALES, GROSS PROFIT AND OPERATING INCOME (LOSS) BY SEGMENT
                             FOR THE SIX MONTHS ENDED OCTOBER 29, 2006 AND OCTOBER 30, 2005

                                                  (Amounts in thousands)

                                                                          SIX MONTHS ENDED (UNAUDITED)
                                                         ---------------------------------------------------------------

                                                                  Amounts                        Percent of Total Sales
                                                         --------------------------             ------------------------
                                                         October 29,    October 30,     % Over  October 29,  October 30,
Net Sales by Segment                                        2006           2005        (Under)     2006         2005
-------------------------------------------------------- -----------    -----------    -------- ------------ -----------

Mattress Fabrics                                        $    45,339         46,905       (3.3)%       37.3 %      36.3 %
Upholstery Fabrics                                           76,286         82,443       (7.5)%       62.7 %      63.7 %
                                                         -----------    -----------    -------- ------------ -----------

     Net Sales                                          $   121,625        129,348       (6.0)%      100.0 %     100.0 %
                                                         ===========    ===========    ======== ============ ===========


Gross Profit by Segment                                                                           Gross Profit Margin
--------------------------------------------------------                                        ------------------------

Mattress Fabrics                                        $     7,665          6,397       19.8 %       16.9 %      13.6 %
Upholstery Fabrics                                            9,423          7,957       18.4 %       12.4 %       9.7 %
                                                         -----------    -----------    -------- ------------ -----------
     Subtotal                                                17,088         14,354       19.0 %       14.0 %      11.1 %

Restructuring related charges                                (1,037)(1)     (2,246)(3)  (53.8)%       (0.9)%      (1.7)%
                                                         -----------    -----------    -------- ------------ -----------

     Gross Profit                                       $    16,051         12,108       32.6 %       13.2 %       9.4 %
                                                         ===========    ===========    ======== ============ ===========


Selling, General and Administrative expenses by Segment                                             Percent of Sales
--------------------------------------------------------                                        ------------------------

Mattress Fabrics                                        $     3,337          3,373       (1.1)%        7.4 %       7.2 %
Upholstery Fabrics                                            7,453          8,405      (11.3)%        9.8 %      10.2 %
Unallocated Corporate expenses                                2,026          1,582       28.1 %        1.7 %       1.2 %
                                                         -----------    -----------    -------- ------------ -----------
     Subtotal                                                12,816         13,360       (4.1)%       10.5 %      10.3 %

Restructuring related charges                                    30 (1)      3,022 (4)  (99.0)%        0.0 %       2.3 %
                                                         -----------    -----------    -------- ------------ -----------

    Selling, General and Administrative expenses        $    12,846         16,382      (21.6)%       10.6 %      12.7 %
                                                         ===========    ===========    ======== ============ ===========


                                                                                                    Operating Income
Operating Income (loss) by Segment                                                                   (Loss) Margin
--------------------------------------------------------                                        ------------------------

Mattress Fabrics                                        $     4,328          3,024       43.1 %        9.5 %       6.4 %
Upholstery Fabrics                                            1,970           (448)     539.7 %        2.6 %      (0.5)%
Unallocated corporate expenses                               (2,026)        (1,582)      28.1 %       (1.7)%      (1.2)%
                                                         -----------    -----------    -------- ------------ -----------
        Subtotal                                              4,272            994      329.8 %        3.5 %       0.8 %

Restructuring expense                                          (466)(2)     (6,238)(5)  (92.5)%       (0.4)%      (4.8)%
Restructuring related charges                                (1,067)(1)     (5,268)(6)  (79.7)%       (0.9)%      (4.1)%
                                                         -----------    -----------    -------- ------------ -----------

     Operating income (loss)                            $     2,739        (10,512)     126.1 %        2.3 %      (8.1)%
                                                         ===========    ===========    ======== ============ ===========


Depreciation by Segment
--------------------------------------------------------

Mattress Fabrics                                        $     1,860          1,749        6.3 %
Upholstery Fabrics                                            1,504          3,216      (53.2)%
                                                         -----------    -----------    --------
     Subtotal                                                 3,364          4,965      (32.2)%
Accelerated Depreciation                                          -          4,871     (100.0)%
                                                         -----------    -----------    --------
Total Depreciation                                      $     3,364          9,836      (65.8)%
                                                         ===========    ===========    ========

Notes:
(1) The $1.1 million represents restructuring related charges of $798,000 for other operating costs associated with the closing of plant facilities and $239,000 for inventory markdowns. The $30,000 represents restructuring related charges for other operating costs associated with the closing of plant facilities.
(2) The $466,000 represents restructuring charges of $740,000 for asset movement costs, $327,000 for lease termination and other exit costs, $62,000 for net write-downs of buildings and equipment, a credit of $226,000 for employee termination benefits, and a credit of $437,000 for sales proceeds received on equipment with no carrying value associated with the closing of plant facilities.
(3) The $2.3 million represents restructuring related charges of $1.9 million of accelerated depreciation, $331,000 for inventory markdowns, and $65,000 for other operating costs associated with the closing of plant facilities.
(4) The $3.0 million represents accelerated depreciation.
(5) The $6.2 million represents restructuring charges of $2.9 million for write-downs of buildings and equipment, $1.6 million for asset movement costs, $1.4 million for employee termination benefits, and $378,000 for lease termination costs.
(6) The $5.3 million represents restructuring related charges of $4.9 million for accelerated depreciation, $331,000 for inventory markdowns, and $65,000 for other operating costs associated with the closing of plant facilities.

Three and Six Months ended October 29, 2006 compared with Three and Six Months ended October 30, 2005

For the second quarter of fiscal 2007, net sales were $59.0 million compared to $67.0 million for the second quarter of fiscal 2006. The company reported a net income of $812,000, or $0.07 per share diluted, in the second quarter of fiscal 2007, which included restructuring and related pre-tax charges of $365,000. The company reported a net loss of $4.2 million, or $0.36 per share diluted, in the second quarter of fiscal 2006, which included restructuring and related pre-tax charges of $6.2 million.

For the first six months of fiscal 2007, net sales were $121.6 million compared to $129.3 million for the first six months of fiscal 2006. The company reported a net income of $946,000 or $0.08 per share diluted, for the first six months of fiscal 2007, which included restructuring and related pre-tax charges of $1.5 million. The company reported a net loss of $8.1 million, or $0.70 per share diluted, for the first six months of fiscal 2006, which included restructuring and related pre-tax charges of $11.5 million.

Restructuring and Related Charges

During the second quarter of fiscal 2007, total restructuring and related charges incurred were $365,000, of which $354,000 related to asset movement costs, $333,000 for lease termination and other exit costs, $321,000 for operating costs associated with the closing of plant facilities, a credit of $53,000 for write-downs of a building and equipment, a credit of $129,000 for sales proceeds received on equipment with no carrying value associated with closed plant facilities, and a credit of $461,000 associated with employee termination benefits. Of the total charge, $291,000 was recorded in cost of sales, $30,000 was recorded in selling, general, and administrative expenses, a credit of $264,000 was recorded in restructuring expense, and a charge of $308,000 was recorded in other expense in the 2007 Consolidated Statement of Net Income. These charges relate to the Upholstery Fabrics segment.

During the first six months of fiscal 2007, total restructuring and related charges incurred were $1.5 million of which $828,000 represents operating costs associated with the closing of plant facilities, $740,000 for asset movement costs, $327,000 for lease termination and other exit costs, $239,000 for inventory markdowns, $62,000 for net write-downs of buildings and equipment, a credit of $226,000 for employee termination benefits, and a credit of $437,000 for sales proceeds received on equipment with no carrying value associated with closed plant facilities. Of the total charge, $1.0 million was recorded in cost of sales, $30,000 was recorded in selling, general, and administrative expenses, and $466,000 was recorded in restructuring expense in the 2007 Consolidated Statement of Net Income. These charges relate to the Upholstery Fabrics segment.

Mattress Fabrics Segment

Net Sales -- Mattress fabric (known as mattress ticking) sales for the second quarter of fiscal 2007 decreased 2.1% to $23.5 million compared to $24.0 million for the second quarter of fiscal 2006. Mattress ticking yards sold during the second quarter of fiscal 2007 were 10.2 million compared to 11.1 million yards in the second quarter of fiscal 2006, a decline of 7.9%. This trend reflects a decline in demand for printed ticking, a less popular category. However, sales of knitted ticking continued to increase, reflecting changing customer preferences. The average selling price was $2.28 per yard for the second quarter of fiscal 2007, compared to $2.16 per yard in the second quarter of fiscal 2006, an increase of 5.5%. This increase is due to the shift in product mix to increased sales of substantially higher priced knitted ticking. For the first six months of fiscal 2007, net sales decreased 3.3% to $45.3 million compared to $46.9 million for the first six months of fiscal 2006. Mattress ticking yards sold during the first six months of fiscal 2007 were 19.7 million compared to
21.2 million for the first six months of fiscal 2006. For the first six months of fiscal 2007, the average selling price for mattress fabrics was $2.29 per yard compared to $2.22 per yard for the first six months of fiscal 2006, an increase of 3.3%. The trends (and the factors causing those trends) for the first six months of fiscal 2007 compared with the first six months of fiscal 2006 parallel those for the second quarter of fiscal 2007 compared with the second quarter of fiscal 2006.

Operating Income -- For the second quarter of fiscal 2007, the mattress fabrics segment reported operating income of $2.5 million, or 10.5% of net sales, compared to $1.7 million, or 6.9% of net sales, for the second quarter of fiscal 2006. Operating margins improved for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 due to productivity gains from the $10.0 million capital project implemented over the past 2 years. We also continue to see higher sales and gross margins compared to prior periods in knitted ticking, and we expect this product line to represent a higher percentage of our mattress ticking business in fiscal 2007. We are experiencing a growing trend with our customers to use more knits on the top of the mattress and woven jacquards on the sides. For the first six months of fiscal 2007, operating income was $4.3 million, or 9.5% of net sales, compared to $3.0 million, or 6.4% of net sales, for the first six months of fiscal 2006. The trends (and the factors causing those trends) for the first six months of fiscal 2007 compared with the first six months of fiscal 2006 parallel those for the second quarter of fiscal 2007 compared with the second quarter of fiscal 2006.

Segment Assets -- Segment assets consist of accounts receivable, inventory, and property, plant, and equipment. As of October 29, 2006, accounts receivable and inventory totaled $22.7 million compared to $21.2 million at April 30, 2006. Also as of October 29, 2006, property, plant and equipment totaled $23.4 million compared to $25.4 million at April 30, 2006. Included in property, plant, and equipment are assets located in the U.S. totaling $12.3 million and $12.9 million at October 29, 2006, and April 30, 2006, respectively.

Upholstery Fabrics Segment

Net Sales -- Upholstery fabric sales for the second quarter of fiscal 2007 decreased 17.4% to $35.5 million compared with $43.0 million in the second quarter of fiscal 2006. Upholstery fabric yards sold during the second quarter of fiscal 2007 were 8.4 million compared to 10.3 million in the second quarter of fiscal 2006, a decline of 18.1%. The average selling price was $4.16 per yard for the second quarter of fiscal 2007, compared to $4.19 per yard in the second quarter of fiscal 2006, a decrease of less than 1%. Sales of upholstery fabrics reflect higher sales of non-U.S. produced fabrics, and continued very weak demand industry wide for U.S. produced fabrics, driven by consumer preference for leather and suede furniture and other imported fabrics, including an increasing amount of cut and sewn kits. Sales of non-U.S. produced fabrics were $20.6 million in the second quarter of fiscal 2007 compared with $12.5 million in the second quarter of fiscal 2006, an increase of 65%. The company expects continued growth in the sales of fabrics produced outside the U.S., however, the year-over-year growth rate is expected to decline. Sales of U.S. produced fabrics decreased 51% to $14.9 million in the second quarter of fiscal 2007 compared to $30.5 million in the second quarter of fiscal 2006.

For the first six months of fiscal 2007, net sales decreased 7.5% to $76.3 million compared to $82.4 million for the first six months of fiscal 2006. Upholstery fabric yards sold during the first six months of fiscal 2007 were
18.0 million compared to 19.3 million for the first six months of fiscal 2006, a decline of 6.7%.The average selling price for the first six months of fiscal 2007 was $4.19 compared to $4.28 for the first six months of fiscal 2006, a decrease of 2.2%. Sales of non-U.S. produced fabrics were $44.1 million for the first six months of fiscal 2007 compared with $24.1 million for the first six months of fiscal 2006, and increase of 83% over the same period last year. Sales of U.S. produced fabrics decreased 45% to $32.1 million for the first six months of fiscal 2007 compared with $58.3 million for the first six months of fiscal

2006. The trends (and the factors causing those trends) for the first six months of fiscal 2007 compared with the first six months of fiscal 2006 parallel those for the second quarter of fiscal 2007 compared with the second quarter of fiscal 2006.

Operating Income (Loss) - Operating income for the second quarter of fiscal 2007 was $393,000 compared with an operating loss of $69,000 for the second quarter of fiscal 2006. These results reflect significantly higher gross profit on non-U.S. produced fabrics and substantially lower gross profit related to U.S. produced fabrics. Operating income for the first six months of fiscal 2007 was $2.0 million compared with an operating loss of $448,000 for the first six months of fiscal 2006. The trends (and the factors causing those trends) for the first six months of fiscal 2007 compared with the first six months of fiscal 2006 parallel those for the second quarter of fiscal 2007 compared with the second quarter of fiscal 2006.

Non-U.S. Produced Sales - Net sales of upholstery fabrics produced outside the company's U.S. manufacturing operations accounted for approximately 58% of total upholstery fabric sales in the second quarter of 2007, compared to 29% for the second quarter of fiscal 2006. Net sales of upholstery fabrics produced outside the company's U.S. manufacturing operations accounted for approximately 58% of total upholstery fabric sales for the first six months of fiscal 2007, compared to 29% for the first six months of fiscal 2006. The company has established an industry-leading operation near Shanghai, China, designed to accommodate the growing customer demand for products sourced outside the U.S. This wholly-owned platform is the key driver of the company's future growth in upholstery fabrics. The company is aggressively expanding its capabilities in China with a strong focus on product innovation, quality, and global logistics. The company now employs 450 people in China and has five buildings approximating a total of 300,000 square feet.

U.S. Produced Sales - Management has continued to take aggressive actions over the past year to reduce manufacturing complexities and improve the cost structure of its U.S. upholstery fabric operations. The lower sales volume for the first six months of fiscal 2007 has had a significant impact on the company's operating results, and employment levels were reduced during the first six months of fiscal 2007 across the remaining three U.S. manufacturing facilities to more appropriately support current demand.

As a result of the continuing sharp declines in demand for U.S. produced fabrics, management will continue to evaluate its domestic strategy and production requirements. Management remains committed to take whatever additional steps are necessary to achieve profitable U.S. upholstery fabric operations, and the company could take additional restructuring actions in the near future. The company could experience additional markdowns of its inventory and write-downs of its property, plant, and equipment from any new restructuring initiatives.

Segment Assets -- Segment assets consist of accounts receivable, inventory, and property, plant, and equipment. As of October 29, 2006, accounts receivable and inventory totaled $45.1 million compared to $44.6 million at April 30, 2006. As of October 29, 2006, assets held for sale totaled $1.6 million compared to $3.1 million at April 30, 2006. The company received sales proceeds of $2.3 million on assets held for sale during the six month period ended October 29, 2006. The company expects the majority of assets held for sale as of October 29, 2006, to be sold over the next twelve months. As of October 29, 2006, property, plant, and equipment totaled $19.0 million compared to $19.2 million at April 30, 2006. Included in property, plant, and equipment are assets located in the U.S. totaling $11.8 million and $13.8 million at October 29, 2006, and April 30, 2006, respectively. Included in this U.S. property, plant, and equipment are corporate allocations totaling $4.0 million and $4.1 million at October 29, 2006, and April 30, 2006, respectively.

Other (Income) Expense Categories

Selling, General and Administrative Expenses - Selling, general, and administrative expenses were $6.3 million for the second quarter of fiscal 2007 compared with $6.5 million for the second quarter of fiscal 2006. Selling, general, and administrative expenses were $12.8 million for the first six months of fiscal 2007 compared with $16.4 million for the first six months of fiscal 2006. Included in the $16.4 million for the first six months of fiscal 2006 was $3.0 million in accelerated depreciation associated with the company's design and distribution centers sold in June of 2005. The company adopted SFAS No. 123R as of the beginning of the current year, which requires all share-based payments to be recognized as expense over the requisite service period based upon values as of the grant dates. Under the provisions of SFAS No. 123R, total stock-based compensation expense was $287,000 and $155,000 for the six-month and three-month periods ended October 29, 2006. The company recorded $104,000 and $51,000 of stock-based compensation expense for stock options accounted for under the provisions of APB Opinion No.25 for the six-month and three-month periods ended October 30, 2005.

Interest Expense (Income) -- Interest expense for the second quarter of fiscal 2007 was $938,000 compared to $942,000 for the second quarter of fiscal 2006. Interest expense for the first six months of fiscal 2007 and 2006 was $1.9 million. Interest income for the second quarter of fiscal 2007 was $51,000 compared with $19,000 for the second quarter of fiscal 2006. Interest income for the first six months of fiscal 2007 was $97,000 compared with $35,000 for the first six months of fiscal 2006. The increase in interest income for fiscal 2007 reflects higher balances invested in money market funds.

Other Expense - Other expense for the second quarter of fiscal 2007 was $338,000 compared to $214,000 for the second quarter of fiscal 2006. Other expense for the first six months of fiscal 2007 was $60,000 compared to $347,000 for the first six months of fiscal 2006. This change primarily reflects fluctuations in foreign currency exchange rates for subsidiaries domiciled in China and Canada.

Income Taxes -- The effective tax rate (taxes as a percentage of income (loss) before income taxes) for the second quarter of fiscal 2007 was an income tax benefit of 7.3% compared with 36.4% for the second quarter of fiscal 2006. The effective tax rate for the first six months of fiscal 2007 was an income tax benefit of 6.5% compared with 36.4% for the first six month of fiscal 2006. The change in the effective income tax rate reflects losses from the company's U.S. operations combined with lower income tax rates on income from foreign sources.

Liquidity and Capital Resources

Liquidity -- The company's sources of liquidity include cash and cash equivalents, cash flow from operations, proceeds from the sale of buildings and equipment related to closed plant facilities, and amounts available under its revolving credit line. These sources have been adequate for day-to-day operations and capital expenditures. Cash and cash equivalents were $9.7 million at October 29, 2006 and April 30, 2006, respectively. Cash flow used in operations for the first six months of fiscal 2007 was $72,000. Capital expenditures were $1.7 million and primarily related to the company's China operations. Payments on vendor-financed capital expenditures were $670,000, and payments on long-term debt were $426,000. Proceeds from the sale of buildings and equipment as part of the company's restructuring activities was $2.7 million, and proceeds from common stock in connection with stock option exercises were $127,000.

Working Capital -- Accounts receivable as of October 29, 2006, decreased 13.5% in comparison to October 30, 2005. Days sales outstanding totaled 36 days at October 29, 2006, compared with 37 days at October 30, 2005. Inventories at October 29, 2006, increased 2.3% from October 30, 2005. Inventory turns for the second quarter of fiscal 2007 were 5.2 versus 5.0 for the second quarter of fiscal 2006. Operating working capital (comprised of accounts receivable and inventories, less trade accounts payable) was $49.2 million at October 29, 2006, down from $53.8 million at October 30, 2005.

Financing Arrangements

Unsecured Term Notes

The company's unsecured term notes (the "Notes") are payable over an average remaining term of three years beginning March 2007 through March 2010. The principal payments are required to be paid in periodic installments over the next four years as follows: Year 1 - $7.5 million; Year 2 - $19.9 million; Year 3 - $7.5 million; and Year 4 - $7.5 million.

On December 6, 2006, the company entered into a Second Amendment to Note Purchase Agreements (the "Amendment"). The Amendment changes the financial covenants applicable to the company to provide additional flexibility to account for recent changes and potential additional changes that the company has made or could make to its business and the accounting consequences of those changes, including markdowns of its inventory and write-downs of its property, plant, and equipment for closed facilities and a valuation allowance against the Company's net deferred tax assets from U.S. operations. The Amendment also allows for the reduction of the company's outstanding debt, without the payment of a prepayment penalty, and raises the interest rate payable on the remaining outstanding Notes. A summary of the terms of the Amendment is as follows:

     -- Upon execution of this amendment, the Company will prepay $3.0 million in principal amount and interest on the Notes, without prepayment penalty or "make whole" premium. Another principal payment of $4.5 million will be due in March of 2007.

     -- An increase in the interest rate on the Notes from 7.76% to 8.80%, effective December 1, 2006.

     -- A change in the calculation of consolidated net worth and tangible net worth for purposes of financial covenant compliance, such that restructuring expenses and related costs associated with previously announced restructuring initiatives and any future restructuring initiatives involving the remaining U.S. upholstery facilities will not be counted against the Company's net worth.

     -- A similar change in the calculation of net worth such that a valuation allowance under U.S. generally accepted accounting principles against the Company's net deferred tax assets from U.S. operations would not be counted as a reduction of the Company's net worth for purposes of financial covenant compliance.

     -- A provision providing for prepayments of the Notes (at the option of the noteholders and without prepayment penalty) to the extent that the Company's cash balances exceed $8.0 million at the end of each fiscal quarter.

     --   Covenants regarding the use of net proceeds from sales of assets.

     -- An increase in the amount of other debt allowed to be incurred by the Company, including a provision that would allow for debt of up to $5.0 million in the Company's China subsidiary.

     -- Other changes to financial covenants, including limits on capital expenditures and restrictions on the payment of dividends or stock repurchases.

     -- Additional negative covenants to restrict certain changes in the Company's business or methods of operation and certain business transactions.

     -- A decrease in the cross-default provision to cover any debt in an amount of $1.0 million or more.

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

Revolving Credit Agreement

On July 20, 2006, the company entered into a Ninth Amendment to this credit agreement. This credit agreement provides for a revolving loan commitment of $8.0 million, including letters of credit up to $5.5 million. Borrowings under the credit facility bear interest at the one-month London Interbank Offered Rate plus an adjustable margin based on the company's debt/EBITDA ratio, as defined in the agreement. This agreement limits annual capital expenditures to $2.5 million for fiscal 2007, requires the company to maintain collected deposit balances of at least $2.0 million, and maintain certain other financial covenants as defined in the agreement. As of October 29, 2006, there were $2.9 million in outstanding letters of credit and no borrowings outstanding under the agreement. This agreement expires on August 31, 2007.

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

Overall

The company's loan agreements require that the company maintain compliance with certain financial ratios. At October 29, 2006, the company was in compliance with these financial covenants.

The principal payment requirements of long-term debt during the next five years are: Year 1 - $7.7 million; Year 2 - $20.1 million; Year 3 - $7.8 million; Year 4 - $11.1 million; Year 5 - $178,000; and thereafter - $373,000.

Capital Expenditures -- Capital spending for the first six months of fiscal 2007 was $1.7 million, primarily for the company's China operations. The company's revised capital budget for fiscal 2007 is $2.5 million. Depreciation for the first six months of fiscal 2007 was $3.4 million and is estimated to be $7.0 million for all of fiscal 2007. The company expects that the availability of funds under the revolving credit line and cash flow from operations will be sufficient to fund its capital needs.

Liquidity Requirements -- As indicated earlier, the company's sources of liquidity include cash and cash equivalents, cash flow from operations, proceeds from the sale of buildings and equipment related to closed plant facilities and amounts available under its revolving credit line. The company believes its sources of liquidity continue to be adequate to meet its current operating needs. In addition, the company is taking further steps to improve its liquidity, including ongoing efforts to reduce inventories and operating expenses. However, the company's cash position could be adversely affected by factors beyond its control, such as weakening industry demand, delays in receipt of payment on accounts receivable and the availability of trade credit.

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

Accounts Receivable - Allowance for Doubtful Accounts. Substantially all of the company's accounts receivable are due from residential and commercial furniture and bedding manufacturers. Ownership of these manufacturers is increasingly concentrated and certain bedding manufacturers have a high degree of leverage. As of October 29, 2006, accounts receivable from furniture manufacturers totaled approximately $14.8 million, and from bedding manufacturers approximately $8.5 million. Additionally, as of October 29, 2006, the aggregate accounts receivable balance of the company's ten largest customers was $9.9 million, or 43% of trade accounts receivable.

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

Management reviews long-lived assets, which consists of property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. During the first six months of fiscal 2007, no events or changes in circumstances occurred that would require the company to test for impairment. Unforeseen events and changes in circumstances and market conditions could negatively affect the value of assets and result in an impairment charge.

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

Goodwill. As of October 29, 2006, the company's remaining $4.1 million of goodwill relates to the mattress fabrics segment. The determination of fair value involves considerable estimation and judgment. In particular, determining the fair value of a business unit involves, among other things, developing forecasts of future cash flows and appropriate discount rates. During the first six months of fiscal 2007, no events or changes in circumstances occurred that would require the company to test for impairment.

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

As a result of the continuing sharp declines in demand for U.S. produced fabrics, management will continue to evaluate its domestic strategy and production requirements. Management remains committed to take whatever additional steps are necessary to achieve profitable U.S. upholstery fabric operations, and the company could take additional restructuring actions in the near future. The company could experience additional markdowns of its inventory and write-downs of its property, plant, and equipment from any new restructuring initiatives.

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

Income Taxes. The company is required to estimate its actual current tax exposure and to assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At April 30, 2006, the company had deferred tax assets of $31.4 million (all of which relate to U.S. operations) and U.S. deferred tax liabilities of $2.2 million (all of which reverse in the carryforward period), resulting in net U.S. deferred tax assets of $29.2 million. Total deferred tax liabilities at April 30, 2006 were $4.1 million, resulting in total net deferred tax assets of $27.3 million. As of October 29, 2006, the company's net deferred tax assets total $29.1 million, an increase of $1.8 million from the end of fiscal 2006, primarily reflecting the federal and state tax benefits recorded for the loss from U.S. operations during the first six months of fiscal 2007. No valuation allowance has been recorded to reduce the company's deferred tax assets. Management has concluded that it is more likely than not that the company will be able to realize the benefit of the deferred tax assets.

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

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No.48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48") which clarifies the criteria for the recognition of tax benefits under SFAS No. 109, "Accounting for Income Taxes." This Interpretation prescribes a comprehensive model for financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken, or expected to be taken, in income tax returns. FIN No.48 is effective for fiscal years beginning after December 15, 2006 and requires that the cumulative effect of applying its provisions be disclosed as a one-time, non-cash charge or credit against the opening balance of retained earnings in the year of adoption. This

Interpretation will be adopted by the company in the first quarter of fiscal 2008. The company is currently evaluating the potential impact of FIN No. 48 and any impact on its financial position cannot be readily determined at this time.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under accounting principles generally accepted in the United States and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is effective for the company in the first quarter of fiscal 2009. The company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. This SAB establishes a "dual approach" methodology that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements (both the statement of operations and statement of financial position). The SEC has stated SAB No. 108 should be applied no later than the annual financial statements for the first fiscal year ending after November 15, 2006. SAB No. 108 permits a company to elect either a retrospective or prospective application. Prospective application requires recording a cumulative effect adjustment in the period of adoption, as well as detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The company is currently evaluating the impact, if any, the application of SAB No 108 will have on the consolidated financial statements.

Inflation

The cost of certain company's raw materials, principally fibers from petroleum derivatives, and utility/energy costs, increased during the first six months of fiscal 2007 as oil and energy prices increased and had an impact on the company's financial results. These increases, however, are often not directly related to general economic inflation, which has not been a material factor in the company's recent financial results. Any significant increase in the
company's  raw  material  costs,   utility/energy  costs  and  general  economic
inflation could have a material adverse impact on the company, because competitive conditions have limited the company's ability to pass significant operating cost increases on to its customers.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin under the company's revolving credit agreement and real estate term loan. As of October 29, 2006, there were $4.1 million in borrowings outstanding under the real estate term loan and no borrowings under the company's revolving credit agreement. In connection with the real estate term loan, the company entered into a $2,170,000 notional principal interest rate swap agreement, which represents 50% of the principal amount on the real estate loan, and effectively converts the floating rate LIBOR based payments to fixed payments at 4.99% plus the spread calculated under the real estate term loan agreement. The company's unsecured term notes have a fixed interest rate of 7.76% and the Canadian government loan is non-interest bearing. Additionally, approximately 96% of the company's long-term debt is at a fixed rate or is non-interest bearing. Thus, any foreseeable change in interest rates would have a minimal material effect on the company's interest expense.

The company's exposure to fluctuations in foreign currency exchange rates are due to foreign subsidiaries domiciled in China and Canada. These subsidiaries use the United States dollar as their functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with its foreign subsidiaries. A 10% change in either exchange rate at October 29, 2006 would not have a significant impact on the company's results of operations or financial position.

Item 4. Controls and Procedures

The company conducted a review and evaluation of its disclosure controls and procedures, under the supervision and with the participation of the company's principal executive officer and principal financial officer as of October 29, 2006, and the principal executive officer and principal financial officer have concluded that the company's disclosure controls and procedures are adequate and effective. In addition, no change in the company's internal control over financial reporting has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Part II - Other Information
---------------------------

Item 1A.  Risk Factors

There have been no material changes to our risk factors during the first six months of fiscal 2007. Our risk factors are disclosed in our Form 10-K for the year ended April 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the company was held in High Point, North Carolina on September 26, 2006. Of the 11,684,959 of common stock outstanding on the record date of July 27, 2006, 11,092,780 shares of common stock were present in person or by proxy.

At the Annual Meeting, shareholders voted on:

     --   The  election  of two  directors:  Robert G. Culp,  III and Patrick B.
          Flavin,

     -- Ratification of the appointment of KPMG LLP as the independent registered public accounting firm of the company for the fiscal year 2007.

    A.    Proposal For Election Of Directors

          Robert G. Culp, III                   Patrick B. Flavin
          -------------------                   -----------------

          For        10,942,148                 For        10,824,853
          Withheld      150,632                 Withheld      267,927

    B. Proposal To Ratify The Election Of KPMG LLP As The Independent Registered Public Accounting Firm Of The Company For Fiscal Year 2007.

          For        10,904,795
          Against       187,102
          Abstain           883

Item 5. Other Information.

In a letter dated October 27, 2006, the New York Stock Exchange (NYSE) notified the company that the NYSE has accepted the company's plan for continued listing on the NYSE. As a result of the acceptance, the company's common stock will continue to be listed on the NYSE pending quarterly reviews by the NYSE's
Listing and  Compliance  Committee  to ensure  progress  against  the plan.  The company  previously  announced  that the NYSE  notified  the company that it was considered "below criteria" because the company's average total market capitalization was less than $75 million over a consecutive 30 trading-day period and its shareholders' equity was less than $75 million. As of October 29, 2006, the end of the company's most recent fiscal quarter, the company's shareholders' equity was $75,863 and its average total market capitalization was well below $75 million over the consecutive 30 trading-day period.

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


                                   CULP, INC.
                                  (Registrant)


Date:  December 8, 2006    By: /s/ Franklin N. Saxon
                               -------------------------------------------------
                               Franklin N. Saxon
                               President
                               (Authorized to sign on behalf of the registrant and also signing as principal financial officer)

                           By: /s/ Kenneth R. Bowling
                               -------------------------------------------------
                               Kenneth R. Bowling
                               Vice President-Finance, Treasurer
                               (Authorized to sign on behalf of the registrant and also signing as principal accounting officer)