Form 10-Q
period 2007-01-28
CULP INC
filed 2007-03-14
CIK 723603

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

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 28, 2007

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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO THE FILING REQUIREMENTS FOR AT
LEAST THE PAST 90 DAYS.            [X] YES      NO [_]

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

            COMMON SHARES OUTSTANDING AT JANUARY 28, 2007: 12,554,541
                                PAR VALUE: $0.05

===============================================================================

                               INDEX TO FORM 10-Q
                      FOR THE PERIOD ENDED JANUARY 28, 2007

                                                                                                            PAGE

                          PART I - FINANCIAL STATEMENTS

ITEM 1.    UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS:

           Consolidated Statements of Loss -- Three and Nine Months
             Ended January 28, 2007 and January 29, 2006                                                     I-1

           Consolidated Balance Sheets -- January 28, 2007, January 29, 2006 and April 30, 2006              I-2

           Consolidated Statements of Cash Flows -- Nine Months Ended January 28, 2007 and January 29, 2006  I-3

           Consolidated Statements of Shareholders' Equity                                                   I-4

           Notes to Consolidated Financial Statements                                                        I-5

           Cautionary Statement Concerning Forward-Looking Information                                      I-24

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS            I-24
------------------------------------------------------------------------------------------------

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                       I-39
---------------------------------------------------------------------

ITEM 4.    CONTROLS AND PROCEDURES                                                                          I-40
----------------------------------

                           PART II - OTHER INFORMATION

ITEM 1A.   RISK FACTORS                                                                                     II-1
-----------------------

ITEM 5. OTHER INFORMATION                                                                                   II-4
-------------------------

ITEM 6. EXHIBITS                                                                                            II-4
----------------

Signatures                                                                                                  II-6


Item 1: FINANCIAL STATEMENTS

                                   CULP, INC.
                         CONSOLIDATED STATEMENTS OF LOSS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 28, 2007 AND JANUARY 29, 2006
                                   (UNAUDITED)

                (Amounts in Thousands, Except for Per Share Data)

                                                                                  THREE MONTHS ENDED
                                                         ------------------------------------------------------------------------
                                                                  Amounts                                 Percent of Sales
                                                         --------------------------                  ----------------------------
                                                         January 28,   January 29,     % Over        January 28,    January 29,
                                                            2007          2006         (Under)          2007           2006
                                                         ------------  ------------  ------------    -------------  -------------
Net sales                                             $       55,712        61,035        (8.7)%           100.0 %       100.0 %
Cost of sales                                                 51,001        56,858       (10.3)%            91.5 %        93.2 %
                                                         ------------  ------------  ------------    -------------  -------------
        Gross profit                                           4,711         4,177        12.8 %             8.5 %         6.8 %

Selling, general and
  administrative expenses                                      6,394         6,098         4.9 %            11.5 %        10.0 %
Restructuring expense                                          1,275           343       271.7 %             2.3 %         0.6 %
                                                         ------------  ------------  ------------    -------------  -------------
        Loss from operations                                  (2,958)       (2,264)      (30.7)%            (5.3)%        (3.7)%

Interest expense                                                 952         1,063       (10.4)%             1.7 %         1.7 %
Interest income                                                  (50)          (43)       16.3 %            (0.1)%        (0.1)%
Other (income) expense                                          (157)          135       216.3 %            (0.3)%         0.2 %
                                                         ------------  ------------  ------------    -------------  -------------
        Loss before income taxes                              (3,703)       (3,419)       (8.3)%            (6.6)%        (5.6)%

Income taxes*                                                 (1,482)       (1,250)       18.6 %            40.0 %        36.6 %
                                                         ------------  ------------  ------------    -------------  -------------
        Net loss                                      $       (2,221)       (2,169)       (2.4)%            (4.0)%        (3.6)%
                                                         ============  ============  ============    =============  =============
Net loss per share-basic                                      ($0.19)       ($0.19)        0.0 %
Net loss per share-diluted                                    ($0.19)       ($0.19)        0.0 %

Average shares outstanding-basic                              11,773        11,562         1.8 %
Average shares outstanding-diluted                            11,773        11,562         1.8 %



                                                                                   NINE MONTHS ENDED
                                                         ------------------------------------------------------------------------
                                                                  Amounts                                 Percent of Sales
                                                         --------------------------                  ----------------------------
                                                         January 28,   January 29,     % Over        January 28,    January 29,
                                                            2007          2006         (Under)          2007           2006
                                                         ------------  ------------  ------------    -------------  -------------
Net sales                                             $      177,337       190,383        (6.9)%           100.0 %       100.0 %
Cost of sales                                                156,575       174,098       (10.1)%            88.3 %        91.4 %
                                                         ------------  ------------  ------------    -------------  -------------
        Gross profit                                          20,762        16,285        27.5 %            11.7 %         8.6 %

Selling, general and
  administrative expenses                                     19,240        22,480       (14.4)%            10.8 %        11.8 %
Restructuring expense                                          1,742         6,581       (73.5)%             1.0 %         3.5 %
                                                         ------------  ------------  ------------    -------------  -------------
        Loss from operations                                    (220)      (12,776)       98.3 %            (0.1)%        (6.7)%

Interest expense                                               2,841         2,955        (3.9)%             1.6 %         1.6 %
Interest income                                                 (147)          (78)       88.5 %            (0.1)%        (0.0)%
Other (income) expense                                           (98)          481       120.4 %            (0.1)%         0.3 %
                                                         ------------  ------------  ------------    -------------  -------------
        Loss before income taxes                              (2,816)      (16,134)       82.5 %            (1.6)%        (8.5)%

Income taxes*                                                 (1,540)       (5,873)      (73.8)%            54.7 %        36.4 %
                                                         ------------  ------------  ------------    -------------  -------------
        Net loss                                      $       (1,276)      (10,261)       87.6 %            (0.7)%        (5.4)%
                                                         ============  ============  ==========      ============   ===========
Net loss per share-basic                                      ($0.11)       ($0.89)       87.6 %
Net loss per share-diluted                                    ($0.11)       ($0.89)       87.6 %

Average shares outstanding-basic                              11,710        11,557         1.3 %
Average shares outstanding-diluted                            11,710        11,557         1.3 %

 * Percent of sales column for income taxes is calculated as a % of loss before income taxes.

See accompanying notes to consolidated financial statements

                                      I-1

                                   CULP, INC.
                           CONSOLIDATED BALANCE SHEETS
              JANUARY 28, 2007, JANUARY 29, 2006 AND APRIL 30, 2006
                                   (UNAUDITED)

                             (Amounts in Thousands)

                                                            Amounts                           Increase
                                              ------------------------------------           (Decrease)
                                                 January 28,        January 29,    -------------------------------   * April 30,
                                                     2007               2006          Dollars         Percent          2006
                                              -------------------  --------------- ---------------    ------------  -----------
Current assets
       Cash and cash equivalents            $             10,675           12,870          (2,195)       (17.1)%         9,714
       Accounts receivable                                23,755           28,485          (4,730)       (16.6)%        29,049
       Inventories                                        42,717           42,099             618          1.5 %        36,693
       Deferred income taxes                               7,120            7,054              66          0.9 %         7,120
       Assets held for sale                                1,231                -           1,231        100.0 %         3,111
       Other current assets                                2,710            1,649           1,061         64.3 %         1,287
                                              -------------------  --------------- ---------------    ------------  -----------
                  Total current assets                    88,208           92,157          (3,949)        (4.3)%        86,974

Property, plant & equipment, net                          40,784           52,562         (11,778)       (22.4)%        44,639
Goodwill                                                   4,114            4,114               -          0.0 %         4,114
Deferred income taxes                                     23,232           15,731           7,501         47.7 %        20,176
Other assets                                               2,683            1,775             908         51.2 %         1,564
                                              -------------------  --------------- ---------------    ------------  -----------
                  Total assets              $            159,021          166,339          (7,318)        (4.4)%       157,467
                                              ===================  =============== ===============    ============  ===========


Current liabilities
       Current maturities of long-term debt $              4,744            8,049          (3,305)       (41.1)%         8,060
       Accounts payable                                   18,051           20,669          (2,618)       (12.7)%        20,835
       Accrued expenses                                    7,704            9,751          (2,047)       (21.0)%         7,845
       Accrued restructuring                               3,490            4,299            (809)       (18.8)%         4,054
       Income taxes payable                                4,136              635           3,501        551.3 %         2,488
                                              -------------------  --------------- ---------------    ------------  -----------
                  Total current liabilities               38,125           43,403          (5,278)       (12.2)%        43,282

Long-term debt , less current maturities                  41,965           47,229          (5,264)       (11.1)%        39,662
                                              -------------------  --------------- ---------------    ------------  -----------

                  Total liabilities                       80,090           90,632         (10,542)       (11.6)%        82,944

Shareholders' equity                                      78,931           75,707           3,224          4.3 %        74,523
                                              -------------------  --------------- ---------------    ------------  -----------

                  Total liabilities and
                  shareholders' equity      $            159,021          166,339          (7,318)        (4.4)%       157,467
                                              ===================  =============== ===============    ============  ===========

Shares outstanding                                        12,555           11,566             989          8.6 %        11,655
                                              ===================  =============== ===============    ============  ===========
   * Derived from audited financial statements

See accompanying notes to consolidated financial statements

                                       I-2

                                   CULP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED JANUARY 28, 2007 AND JANUARY 29, 2006
                                   (UNAUDITED)

                             (Amounts in Thousands)


                                                                                              NINE MONTHS ENDED
                                                                                                    Amounts
                                                                                       --------------------------------
                                                                                        January 28,       January 29,
                                                                                            2007             2006
                                                                                       ---------------   --------------
Cash flows from operating activities:
     Net loss                                                                       $          (1,276)         (10,261)
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
             Depreciation                                                                       5,651           12,275
             Amortization of other assets                                                          59               70
             Stock-based compensation                                                             406              139
             Deferred income taxes                                                             (3,056)          (5,645)
             Restructuring expenses, net of gain on sale of related assets                       (546)           3,057
             Changes in assets and liabilities:
                Accounts receivable                                                             5,294              339
                Inventories                                                                    (1,270)           8,400
                Other current assets                                                              787            1,042
                Other assets                                                                      (46)            (129)
                Accounts payable                                                               (2,507)          (1,695)
                Accrued expenses                                                                 (141)             195
                Accrued restructuring                                                            (564)          (1,551)
                Income taxes payable                                                            1,648             (909)
                                                                                       ---------------   --------------
                    Net cash provided by operating activities                                   4,439            5,327
                                                                                       ---------------   --------------

Cash flows from investing activities:
     Capital expenditures                                                                      (2,492)          (5,428)
     Acquisition of assets                                                                     (2,500)               -
     Proceeds from the sale of buildings and equipment                                          3,260            3,950
                                                                                       ---------------   --------------
                    Net cash used in investing activities                                      (1,732)          (1,478)
                                                                                       ---------------   --------------

Cash flows from financing activities:
     Payments on vendor-financed capital expenditures                                            (927)            (871)
     Payments on long-term debt                                                                (3,513)            (292)
     Proceeds from issuance of long-term debt                                                   2,500            5,020
     Proceeds from common stock issued                                                            194               57
                                                                                       ---------------   --------------
                    Net cash (used in) provided by financing activities                        (1,746)           3,914
                                                                                       ---------------   --------------

Increase in cash and cash equivalents                                                             961            7,763

Cash and cash equivalents at beginning of period                                                9,714            5,107
                                                                                       ---------------   --------------

Cash and cash equivalents at end of period                                          $          10,675           12,870
                                                                                       ===============   ==============


See accompanying notes to consolidated financial statements

                                   CULP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                    (Dollars in thousands, except share data)

                                                           Capital                               Accumulated
                                  Common Stock           Contributed                                Other           Total
                             -------------------------    in Excess      Unearned     Retained  Comprehensive  Shareholders'
                               Shares        Amount     of Par Value   Compensation   Earnings     Income          Equity
--------------------------   ----------   ------------  -------------  -------------  --------  -------------  --------------
Balance, May 1, 2005         11,550,759     $      579         39,964           (139)   45,367              -     $   85,771
--------------------------   ----------   ------------  -------------  -------------  --------  -------------  --------------
Net loss                              -              -              -              -   (11,796)             -        (11,796)
Gain on cash flow hedge,
 net of income taxes                  -              -              -              -         -             18             18
Stock-based compensation              -              -              -            139         -              -            139

Common stock issued in
 connection with stock
 option plans                   104,200              5            386              -         -              -            391
--------------------------   ----------   ------------  -------------  -------------  --------  -------------  --------------
Balance, April 30, 2006      11,654,959     $      584         40,350              -    33,571             18     $   74,523
--------------------------   ----------   ------------  -------------  -------------  --------  -------------  --------------
Net loss                              -              -              -              -    (1,276)             -         (1,276)
Loss on cash flow hedge,
 net of income taxes                  -              -              -              -         -            (13)           (13)
Stock-based compensation              -              -            406              -         -              -            406
Common stock issued in
 connection with
 acquisition of assets
 (see Note 2)                   798,582             40          5,057              -         -              -          5,097

Common stock issued in
 connection with stock
 option plans                   101,000              5            189              -         -              -            194
--------------------------   ----------   ------------  -------------  -------------  --------  -------------  --------------
Balance, January 28, 2007    12,554,541     $      629         46,002              -    32,295              5     $   78,931
==========================   ==========   ============  =============  =============  ========  =============  ==============

See accompanying notes to consolidated financial statements

                                   CULP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiaries (the "company") include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. All of these adjustments are of a normal recurring nature except as disclosed in notes 2 and 11 to the consolidated financial statements. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company's annual report on Form 10-K filed with the Securities and Exchange Commission on July 20, 2006 for the fiscal year ended April 30, 2006.

The company's nine months ended January 28, 2007 and January 29, 2006 represent 39 week periods.

................................................................................

2.  ASSET ACQUISITION

In January 2007, the company closed on an Asset Purchase Agreement (the "Agreement") for the purchase of certain assets from International Textile
Group, Inc. ("ITG") related to the mattress fabrics product line of ITG's Burlington House division. The company purchased ITG's mattress fabrics finished goods inventory, a credit on future purchases of inventory manufactured by ITG during the transition period, along with certain proprietary rights (patterns, copyrights, artwork, and the like) and other records that related to ITG's mattress fabrics product line. The company did not purchase any accounts receivable, property, plant, and equipment, and did not assume any liabilities other than certain open purchase orders.

The consideration given for this transaction, after adjustments to the closing date inventory as defined by the Agreement, was $8.1 million. Payment consisted of $2.5 million in cash financed by a term loan (see Note 8), the issuance of 798,582 shares of the company's common stock with a fair value of $5.1 million, and the company also incurred direct acquisition costs relating to legal, accounting, and other professional fees of $515,000. The total transaction cost allocation is not final based on the ultimate settlement of certain direct acquisition costs. The final allocation may impact the ultimate valuation of the assets acquired. This transaction did not constitute a business combination within the criteria of EITF 98-3, DETERMINING WHETHER A NON-MONETARY TRANSACTION INVOLVES RECEIPT OF PRODUCTIVE ASSETS OR OF A BUSINESS. The total transaction cost was allocated as follows:

-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                            Fair Value
-------------------------------------------------------------------------------
Inventories                                                        $  4,754
Other current assets (credit on future purchases of inventory)        2,210
Non-compete agreement                                                 1,148
-------------------------------------------------------------------------------
                                                                   $  8,112
-------------------------------------------------------------------------------
The company recorded the non-compete agreement at its fair value based on various valuation techniques, which is reflected in other assets in the accompanying consolidated balance sheet. The non-compete agreement will be amortized on a straight-line basis over the four year life of the agreement. Amortization expense during the next five fiscal years follows: FY 2007 - $72,000; FY 2008 - $287,000; FY 2009 - $287,000; FY 2010 - $287,000; and FY 2011
- $215,000.

The Agreement requires ITG to provide certain transition services to the company and will manufacture goods for the company for a limited period of time (expected to be approximately 120 days) to support the company's efforts to transition the former ITG mattress fabrics products into the company's operations. The company does not plan to hire any of ITG's employees after the transition period is completed. ITG has also agreed that it will not compete with the company in the mattress fabrics business for a period of four years, except for mattress fabrics production in China for final consumption in China (meaning the mattress fabric and the mattress on which it is used is sold only in China).

In connection with the Agreement, the company issued 798,582 shares of common stock. As a result, the company entered into a Registration Rights and Shareholder Agreement ("the Registration Agreement"), which relates to the shares of the common stock issued by the company to ITG (the "Shares"). Under the terms of the Registration Agreement, ITG may demand that the company register the Shares with the Securities and Exchange Commission, which would allow the Shares to be sold to the public after the registration statement becomes effective. The Registration Agreement also contains provisions pursuant to which ITG will agree not to purchase additional company shares or take certain other actions to influence control of the company, and will agree to vote the shares in accordance with recommendations of the company's board of directors.

                                   CULP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.  STOCK-BASED COMPENSATION

Effective May 1, 2006, the company began recording compensation expense associated with its stock option plans in accordance with SFAS No. 123R, "Share-Based Payment" which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant date fair value of the award. The company adopted the modified prospective transition method provided for under SFAS No. 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal 2007 now includes amortization related to the remaining unvested portion of all stock option awards granted prior to May 1, 2006, based on their grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

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

As a result of adopting SFAS No. 123R, the company recorded $119,000 and $406,000 of compensation expense for stock options within selling, general, and administrative expense for the three-month and nine-month periods ended January 28, 2007. In the prior year, the company recorded $35,000 and $139,000 of compensation expense for stock options that were required to be accounted for under the provisions of APB Opinion No. 25 for the three-month and nine-month periods ended January 29, 2006.

                                   CULP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Prior to the adoption of SFAS No. 123R, the benefit of tax deductions in excess of recognized compensation costs were reported as an operating cash flow. SFAS No. 123R requires such benefits be recorded as financing cash flow rather than as a reduction of taxes paid within operating cash flow. For the nine-month period ended January 28, 2007, no tax benefits in excess of recognized compensation costs were realized from option exercises.

The remaining unrecognized compensation costs related to unvested awards at January 28, 2007, is $1.0 million which is expected to be recognized over a weighted average period of 2.7 years.

The following table illustrates the effect on net loss and net loss per share if the company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the company's stock option plan for three-month and nine-month period ended January 29, 2006:

----------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                Three-Months Ended         Nine-Months Ended

Net loss, as reported                                       $            (2,169)       $          (10,261)
Add:  Total stock-based employee compensation expense
included in net loss, net of taxes                                           22                        88
Deduct:  Total stock-based employee compensation expense
determined under fair value-based method for all awards,
net of taxes                                                               (112)                     (355)
----------------------------------------------------------------------------------------------------------
Pro forma net loss                                          $            (2,259)       $          (10,528)
----------------------------------------------------------------------------------------------------------
Net loss per share:
Basic - as reported                                         $            (0.19)        $            (0.89)
Basic - pro forma                                                        (0.20)                     (0.91)
Diluted - as reported                                                    (0.19)                     (0.89)
Diluted - pro forma                                                      (0.20)                     (0.91)
----------------------------------------------------------------------------------------------------------

Under the company's stock option plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of grant. Options granted under these plans generally vest over four years and expire five to ten years after the date of grant. The fair value of each option award was estimated on the date of grant using a Black-Scholes option-pricing model. The fair value of stock options granted to directors during the nine-month period ended January 28, 2007 and January 29, 2006 were $3.68 and $3.52 per share using the following assumptions:

                                                    2007              2006
------------------------------------------------------------------------------
Risk-free interest rate                              4.57%           4.39%
Dividend yield                                       0.00%           0.00%
Expected volatility                                 68.36%          73.93%
Expected term (in years)                              6.8             8.5
------------------------------------------------------------------------------

                                   CULP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The fair value of stock options granted to employees during the nine-month period ended January 28, 2007 and January 29, 2006 were $2.43 and $2.47 per share using the following assumptions:

                                                     2007          2006
---------------------------------------------------------------------------
Risk-free interest rate                               5.03%       4.39%
Dividend yield                                        0.00%       0.00%
Expected volatility                                  67.03%      73.93%
Expected term (in years)                               1.6         3.5
---------------------------------------------------------------------------

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

The following table summarizes the stock options (vested and unvested) as of January 28, 2007, and option activity during the nine-month period then ended:

-------------------------------------------------------------------------------------------------------
                                                  Weighted-        Weighted-
                                                   Average          Average            Aggregate
                                                  Exercise        Contractual          Intrinsic
                                 Shares             Price            Term                Value
-------------------------------------------------------------------------------------------------------
Outstanding, April 30, 2006         993,875   $         7.11
Granted                             228,000             4.56
Expired                            (180,125)            6.38
Exercised                          (101,000)            1.92                      $          292,000
-------------------------------------------------------------------------------------------------------
Outstanding, January 28, 2007       940,750             7.19     3.1 Years        $          820,075
-------------------------------------------------------------------------------------------------------

At January 28, 2007, there were 254,750 shares available for future grants under the company's incentive stock option plans and options to purchase 478,375 shares were exercisable which had a weighted average exercise price of $9.39 per share, an aggregate intrinsic value of $166,130 and a weighted average contractual term of 0.18 years. Cash received from stock options were $194,000 and $57,000 for the nine-month periods ended January 28, 2007 and January 29, 2006, respectively.

................................................................................

                                   CULP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.  ACCOUNTS RECEIVABLE

A summary of accounts receivable follows:

-------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                            January 28, 2007            April 30, 2006
-------------------------------------------------------------------------------------------------------------------------------
Customers                                                                          $          26,164         $        30,924
Allowance for doubtful accounts                                                               (1,191)                 (1,049)
Reserve for returns and allowances and discounts                                              (1,218)                   (826)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                   $          23,755         $        29,049
-------------------------------------------------------------------------------------------------------------------------------

A summary of the activity in the allowance for doubtful accounts follows:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                               Nine months ended
(DOLLARS IN THOUSANDS)                                                            January 28, 2007         January 29, 2006
-------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                  $          (1,049)        $        (1,142)
Provision for uncollectible accounts                                                            (410)                    129
Net write-offs                                                                                   268                      36
-------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                     $          (1,191)        $          (977)
-------------------------------------------------------------------------------------------------------------------------------

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                               Nine months ended
(DOLLARS IN THOUSANDS)                                                            January 28, 2007         January 29, 2006
-------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                  $            (826)        $          (837)
Provision for returns and allowances
    and discounts                                                                             (1,701)                 (1,385)
Discounts taken                                                                                1,309                   1,364
-------------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                     $          (1,218)        $          (858)
-------------------------------------------------------------------------------------------------------------------------------

................................................................................

5.  INVENTORIES

Inventories are carried at the lower of cost or market. Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

-------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                            January 28, 2007            April 30, 2006
-------------------------------------------------------------------------------------------------------------------------------
Raw materials                                                                      $          11,609         $        13,561
Work-in-process                                                                                1,746                   2,020
Finished goods                                                                                29,362                  21,112
-------------------------------------------------------------------------------------------------------------------------------
                                                                                   $          42,717         $        36,693
-------------------------------------------------------------------------------------------------------------------------------

................................................................................

                                   CULP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
6.  ACCOUNTS PAYABLE

A summary of accounts payable follows:

-----------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                           January 28, 2007                           April 30, 2006
-----------------------------------------------------------------------------------------------------------------
Accounts payable-trade                            $          16,392                        $        18,386
Accounts payable-capital expenditures                         1,659                                  2,449
-----------------------------------------------------------------------------------------------------------------
                                                  $          18,051                        $        20,835
-----------------------------------------------------------------------------------------------------------------

................................................................................

7.  ACCRUED EXPENSES

A summary of accrued expenses follows:

-----------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                           January 28, 2007                           April 30, 2006
-----------------------------------------------------------------------------------------------------------------
Compensation, commissions and related benefits    $           4,312                        $         4,757
Interest                                                        742                                    433
Accrued rebates                                                 403                                    705
Other                                                         2,247                                  1,950
-----------------------------------------------------------------------------------------------------------------
                                                  $           7,704                        $         7,845
-----------------------------------------------------------------------------------------------------------------

................................................................................

8.  LONG-TERM DEBT

A summary of long-term debt follows:
-----------------------------------------------------------------------------------------------------------------
 (DOLLARS IN THOUSANDS)                          January 28, 2007                           April 30, 2006
-----------------------------------------------------------------------------------------------------------------
Unsecured senior term notes                       $          39,440                        $        42,440
Real estate loan - I                                          4,091                                  4,242
Real estate loan - II                                         2,500                                      -
Canadian government loans                                       678                                  1,040
-----------------------------------------------------------------------------------------------------------------
                                                             46,709                                 47,722
Less current maturities                                      (4,744)                                (8,060)
-----------------------------------------------------------------------------------------------------------------
                                                  $          41,965                        $        39,662
-----------------------------------------------------------------------------------------------------------------

UNSECURED TERM NOTES

The company's unsecured term notes (the "Notes") are payable over an average remaining term of 2.5 years beginning February 2007 through March 2010. As of January 28, 2007, the principal payments that are required to be paid in periodic installments over the next four years are as follows: Year 1 - $4.5 million; Year 2 - $19.9 million; Year 3 - $7.5 million; and Year 4 - $7.5 million.

                                   CULP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

On December 6, 2006, the company entered into a Second Amendment to Note Purchase Agreements (the "Amendment"). Upon execution of this amendment, the company prepaid $3.0 million in principal amount and interest on the Notes, without prepayment penalty or "make whole" premium. The Amendment raised the interest rate from 7.76% to 8.80% on the remaining outstanding Notes and allows for an increase in the amount of other debt to be incurred by the company, including a provision that allows for debt of up to $5 million in the company's China subsidiary. The Amendment changed the financial covenants applicable to the company to provide additional flexibility to account for recent changes that the company has made or could make to its business and the accounting consequences of those changes. Beginning in the third quarter of fiscal 2007, these changes exclude from the financial covenants, all restructuring and related charges associated with the U.S. upholstery fabrics operations and any valuation allowance, if needed, against the company's net deferred tax assets from U.S. operations. The Amendment provides for prepayments of the Notes (at the option of the noteholders and without prepayment penalty) to the extent that the company's cash balances exceed $8 million at the end of each fiscal quarter. The company paid the remaining $4.5 million due in March of 2007 on February 20, 2007, as part of this prepayment provision.

REAL ESTATE LOAN - I

The company has a real estate loan that is secured by a lien on the company's corporate headquarters office located in High Point, NC. This term loan bears interest at the one-month London Interbank Offered Rate plus an adjustable margin based on the company's debt/EBITDA ratio, as defined in the agreement and is payable in varying monthly installments through September 2010, with a final payment of $3.3 million in October 2010.

REAL ESTATE LOAN - II

On January 22, 2007, the company entered into an agreement with a bank to provide for a term loan in the amount of $2.5 million in connection with the ITG asset purchase agreement (see Note 2). This term loan is secured by a lien on the company's corporate headquarters office located in High Point, NC and bears interest at the one-month London Interbank Offered Rate plus 3%. This agreement requires the company to pay interest monthly with the entire principal amount of $2.5 million due on June 30, 2010.

CANADIAN GOVERNMENT LOANS

In November 2005, the company entered into an agreement with the Canadian government to provide for a term loan in the amount of $680,000. The proceeds are to partially finance capital expenditures at the company's facility located in Quebec, Canada. This loan is non-interest bearing and is payable in 48 equal monthly installments commencing December 1, 2009. In addition to the term loan entered into in November 2005, the company had an existing non-interest bearing term loan with the Canadian government which was paid in May 2006.

                                   CULP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

REVOLVING CREDIT AGREEMENT -UNITED STATES

On January 22, 2007, the company entered into a Tenth Amendment to this unsecured credit agreement dated August 23, 2002. This amendment reduced the line of credit available from $8.0 million to $6.5 million, including letters of credit up to $5.5 million and extended the term of the credit agreement from August 31, 2007 to December 31, 2007. The amendment also removed the liquidity provision that required the company to maintain collected deposit balances of at least $2.0 million. It also amended certain other financial covenants as defined in the agreement. Borrowings under the credit facility bear interest at the one-month London Interbank Offered Rate plus an adjustable margin based on the company's debt/EBITDA ratio, as defined in the agreement. As of January 28, 2007, there were $2.4 million in outstanding letters of credit (most of which related to workers compensation) and no borrowings outstanding under the agreement.

REVOLVING CREDIT AGREEMENT - CHINA

On February 1, 2007, the company's China subsidiary entered into an unsecured credit agreement with a bank to provide a line of credit available up to approximately $5.0 million, of which approximately $1.3 million includes letters of credit. The credit agreement expires on February 1, 2008 with an annual renewal option, and requires interest to be paid on a quarterly basis at a fixed annual rate of 5.8%. As of March 9, 2007, approximately $1.3 million was outstanding under the agreement.

OVERALL

The company's loan agreements require that the company maintain compliance with certain financial ratios. At January 28, 2007, the company was in compliance with these financial covenants.

As of January 28, 2007, the principal payment requirements of long-term debt during the next five years are: Year 1 - $4.7 million; Year 2 - $20.1 million; Year 3 - $7.8 million; Year 4 - $13.5 million; Year 5 - $169,000; and thereafter
- $480,000.

9.  INTEREST RATE HEDGING

In connection with the company's first real estate loan with its bank, the company was required to have an agreement to hedge the interest rate risk exposure on the first real estate loan. The company entered into a $2,170,000 notional principal interest rate swap, which represents 50% of the principal amount of the first real estate loan, that effectively converted the floating rate LIBOR based payments to fixed payments at 4.99% plus the spread calculated under the first real estate loan agreement. This agreement expires October 2010.

The company accounts for the interest rate swap as a cash flow hedge whereby the fair value of this contract is reflected in other assets in the accompanying consolidated balance sheets with the offset recorded as accumulated other comprehensive income. The fair value of the interest rate swap at January 28, 2007 was $9,000 in the company's favor and was determined by quoted market prices.

................................................................................
10.  CASH FLOW INFORMATION

Payments for interest and income taxes follow:

-------------------------------------------------------------------------------------------------------
                                                           Nine months ended
(DOLLARS IN THOUSANDS)                 January 28, 2007                        January 29, 2006
-------------------------------------------------------------------------------------------------------
Interest                                $           2,532                        $         2,048
Income taxes (received) paid                         (156)                                   892
-------------------------------------------------------------------------------------------------------

The company did not finance any of its capital expenditures for the nine months ended January 28, 2007. The non-cash portion of capital expenditures representing vendor financing totaled $1,699,000 for the nine months ended January 29, 2006.

In connection with the ITG Asset Purchase Agreement (see Note 2), the company issued 798,582 shares of common stock with a fair value of $5.1 million.

................................................................................

11.  RESTRUCTURING AND RELATED CHARGES

A summary of accrued restructuring costs follows:

----------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                              January 28, 2007         April 30, 2006
----------------------------------------------------------------------------------------------
December 2006 Upholstery Fabrics                     $    1,284                $      -
September 2005 Upholstery Fabrics                           313                     439
August 2005 Upholstery Fabrics                               59                     134
April 2005 Upholstery Fabrics                               289                   1,000
October 2004 Upholstery Fabrics                               6                      64
Fiscal 2003 Culp Decorative Fabrics                       1,539                   2,412
Fiscal 2001 Culp Decorative Fabrics                           -                       5
----------------------------------------------------------------------------------------------
                                                     $    3,490                $  4,054
----------------------------------------------------------------------------------------------

DECEMBER 2006 UPHOLSTERY FABRICS

On December 12, 2006, the company's board of directors approved a restructuring plan within the upholstery fabrics segment to consolidate the company's U.S. upholstery fabrics manufacturing facilities and outsource its specialty yarn production. This process will involve closing the company's weaving plant located in Graham, NC, and closing the yarn plant located in Lincolnton, NC. The company will transfer certain production from the Graham, NC plant facility to its Anderson, SC and Shanghai, China, plant facilities as well as a small portion to contract weavers. The company will continue to operate one upholstery fabrics plant in Anderson, SC, which will produce velvets and decorative fabrics. As a result of these two plant closures, the company will reduce the number of associates by approximately 185 people.

                                   CULP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

During the third quarter and the nine-month period of fiscal 2007, total restructuring and related charges incurred were $4.1 million of which $2.2 million related to inventory markdowns, $1.3 million related to employee termination benefits, and $665,000 related to accelerated depreciation. Of the total charge, $2.8 million was recorded in cost of sales and $1.3 million was recorded in restructuring expense in the 2007 Consolidated Statement of Loss.

The balance of $1.3 million in accrued restructuring costs represents the employee termination benefits incurred. As of January 28, 2007, there were no assets classified as held for sale.

SEPTEMBER 2005 UPHOLSTERY FABRICS

During the third quarter of fiscal 2007, a total restructuring and related net credit of $20,000 was recorded, of which, a charge of $14,000 related to lease termination costs, a charge of $3,000 related to asset movement costs, and a credit of $37,000 related to employee termination benefits. The $20,000 net credit was recorded in restructuring expense in the 2007 Consolidated Statement of Loss.

During the nine-month period of fiscal 2007, total restructuring and related net charges incurred were $512,000, of which, a charge of $450,000 related to operating costs associated with the closing of a plant facility, a charge of $273,000 related to lease termination and other exit costs, a charge of $212,000 related to asset movement costs, a credit of $40,000 related to a write-down of a building, a credit of $148,000 related to employee termination benefits, and a credit of $235,000 for sales proceeds received on equipment with no carrying value. Of the total net charge, a charge of $62,000 was recorded in restructuring expense and a charge of $450,000 was recorded in cost of sales in the 2007 Consolidated Statement of Loss.

The following summarizes the fiscal 2007 activity in the restructuring accrual (dollars in thousands):

-----------------------------------------------------------------------------
                                Employee         Lease
                              Termination     Termination and
                                Benefits      Other Exit Costs       Total
-----------------------------------------------------------------------------
Balance, April 30, 2006       $       439               -                439
Adjustments in fiscal 2007           (148)              2               (146)
Additions in fiscal 2007                -             271                271
Paid in fiscal 2007                  (210)            (41)              (251)
-----------------------------------------------------------------------------
Balance, January 28, 2007     $        81             232                313
-----------------------------------------------------------------------------

As of January 28, 2007, there were no assets classified as held for sale. At April 30, 2006, assets classified as held for sale consisted of a building with a carrying value of $641,000.

AUGUST 2005 UPHOLSTERY FABRICS

During the third quarter of fiscal 2007, a total restructuring and related net credit of $245,000 was recorded, of which, a charge of $272,000 related to write-downs of equipment, a charge of $6,000 related to lease termination costs, a credit of $21,000 related to employee termination benefits, a credit of $68,000 related to other operating costs associated with the closing of a plant facility, and a credit of $434,000 for sales proceeds received on equipment with no carrying value. Of the total net credit, a credit of $177,000 was recorded in restructuring expense and a credit of $68,000 was recorded in cost of sales in the 2007 Consolidated Statement of Loss.

                                   CULP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

During the nine month period of fiscal 2007, a total restructuring and related net credit of $146,000 was recorded, of which, a charge of $307,000 related to write-downs of a building and equipment, a charge of $49,000 related to asset movement costs, a charge of $6,000 related to lease termination costs, a charge of $2,000 related to employee termination benefits, a credit of $19,000 for other operating costs associated with the closing of a plant facility, and a credit of $491,000 for sales proceeds received on equipment with no carrying value. Of the total net credit, a credit of $127,000 was recorded in restructuring expense and a credit of $19,000 was recorded in cost of sales in the 2007 Consolidated Statement of Loss.

The following summarizes the fiscal 2007 activity in the restructuring accrual (dollars in thousands):

--------------------------------------------------------------------------------
                                 Employee            Lease
                                Termination       Termination and
                                 Benefits        Other Exit Costs      Total
--------------------------------------------------------------------------------
Balance, April 30, 2006       $         127                  7            134
Adjustments in fiscal 2007                2                  -              2
Addition in fiscal 2007                   -                  6              6
Paid in fiscal 2007                     (70)               (13)           (83)
--------------------------------------------------------------------------------
Balance, January 28, 2007     $          59                  -             59
--------------------------------------------------------------------------------

As of January 28, 2007 and April 30, 2006, assets classified as held for sale consisted of equipment with a carrying value of $360,000 and $700,000, respectively. As of April 30, 2006, assets classified as held for sale also included a building with a carrying value of $475,000, which was sold in May 2006.

APRIL 2005 UPHOLSTERY FABRICS

During the third quarter of fiscal 2007, total restructuring and related net charges incurred were $223,000, of which, a charge of $171,000 related to asset movement costs, a charge of $47,000 related to lease termination costs, a charge of $35,000 related to operating costs associated with closing a plant facility, a credit of $10,000 related to employee termination benefits, and a credit of $20,000 for sales proceeds received on equipment with no carrying value. Of the total net charge, a charge of $188,000 was recorded in restructuring expense and a charge of $35,000 was recorded in cost of sales in the 2007 Consolidated Statement of Loss.

During the first nine months of fiscal 2007, total restructuring and related net charges incurred were $1.1 million, of which, a charge of $653,000 related to asset movement costs, a charge of $321,000 related to operating costs associated with the closing of a plant facility, a charge of $238,000 related to inventory markdowns, a charge of $138,000 related to lease termination costs, a charge of $67,000 related to write-downs of equipment, a credit of $112,000 related to employee termination benefits, and a credit of $164,000 for sales proceeds received on equipment with no carrying value. Of the total net charge, a charge of $582,000 was recorded in restructuring expense; a charge of $501,000 was recorded in cost of sales; and a charge of $58,000 was recorded in selling, general, and administrative expenses in the 2007 Consolidated Statements of Loss.

                                   CULP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following summarizes the fiscal 2007 activity in the restructuring accrual (dollars in thousands):

--------------------------------------------------------------------------------
                                     Employee             Lease
                                    Termination      Termination and
                                     Benefits       Other Exit Costs      Total
--------------------------------------------------------------------------------
Balance, April 30, 2006         $           799               201         1,000
Adjustments in fiscal 2007                 (112)               10          (102)
Additions in fiscal 2007                      -               128           128
Paid in fiscal 2007                        (477)             (260)         (737)
--------------------------------------------------------------------------------
Balance, January 28, 2007       $           210                79           289
--------------------------------------------------------------------------------

As of January 28, 2007 and April 30, 2006, assets classified as held for sale consisted of equipment with a carrying value of approximately $871,000 and $1.3 million, respectively.

OCTOBER 2004 UPHOLSTERY FABRICS

During the first nine months of fiscal 2007, as a result of management's continual evaluation of the restructuring accrual, the reserve was decreased by $30,000 to reflect current estimates of future health care claims. This $30,000 decrease in the reserve was recorded as a credit to restructuring expense in the 2007 Consolidated Statement of Loss.

The following summarizes the fiscal 2007 activity in the restructuring accrual (dollars in thousands):

--------------------------------------------------------------------------------
                                     Employee           Lease
                                    Termination    Termination and
                                     Benefits     Other Exit Costs     Total
--------------------------------------------------------------------------------
Balance, April 30, 2006         $            64               -           64
Adjustments in fiscal 2007                  (30)              -          (30)
Paid in fiscal 2007                         (28)              -          (28)
--------------------------------------------------------------------------------
Balance, January 28, 2007       $             6               -            6
--------------------------------------------------------------------------------

As of January 28, 2007 and April 30, 2006, there were no assets classified as held for sale.

FISCAL 2003 CULP DECORATIVE FABRICS RESTRUCTURING

During the third quarter of fiscal 2007, the company recorded a restructuring related charge of $8,000 for operating costs associated with a closed plant facility. This $8,000 restructuring related charge was recorded in cost of sales in the 2007 Consolidated Statement of Loss.

During the first nine months of fiscal 2007, as a result of management's continual evaluation of the restructuring accrual, the reserve was decreased by approximately $22,000 to reflect current estimates of sub-lease income and other exit costs. This $22,000 decrease in the reserve was recorded as a credit to restructuring expense in the 2007 Consolidated Statement of Loss. Additionally, the company recorded a restructuring related charge of $24,000 for operating costs associated with a closed plant facility. This $24,000 restructuring related charge was recorded in cost of sales in the 2007 Consolidated Statement of Loss.

                                   CULP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following summarizes the fiscal 2007 activity in the restructuring accrual (dollars in thousands):

------------------------------------------------------------------------------
                                 Employee             Lease
                                Termination      Termination and
                                 Benefits       Other Exit Costs     Total
------------------------------------------------------------------------------
Balance, April 30, 2006        $         88             2,324        2,412
Adjustments in fiscal 2007                -               (22)         (22)
Paid in fiscal 2007                     (34)             (817)        (851)
------------------------------------------------------------------------------
Balance, January 28, 2007      $         54             1,485        1,539
------------------------------------------------------------------------------

As of January 28, 2007 and April 30, 2006, there were no assets classified as held for sale.

FISCAL 2001 CULP DECORATIVE FABRICS RESTRUCTURING

During the first nine months of fiscal 2007, as a result of management's continual evaluation of the restructuring accrual, the reserve was decreased by approximately $5,000 to reflect current estimates of future health care claims. This $5,000 decrease in the reserve was recorded as a credit to restructuring expense in the 2007 Consolidated Statement of Loss. Additionally, the company recorded a restructuring related charge of $26,000 for other operating costs associated with a closed plant facility. This $26,000 restructuring related charge was recorded in cost of sales in the 2007 Consolidated Statement of Loss.

The following summarizes the fiscal 2007 activity in the restructuring accrual (dollars in thousands):

--------------------------------------------------------------------------------
                                   Employee              Lease
                                  Termination       Termination and
                                   Benefits        Other Exit Costs     Total
--------------------------------------------------------------------------------
Balance, April 30, 2006       $             5                  -            5
Adjustments in fiscal 2007                 (5)                 -           (5)
Paid in fiscal 2007                         -                  -            -
--------------------------------------------------------------------------------
Balance, January 28, 2007     $             -                  -            -
--------------------------------------------------------------------------------

As of January 28, 2007 and April 30, 2006, there were no assets classified as held for sale.

................................................................................

12.  NET LOSS PER SHARE

Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock options calculated using the treasury stock method. Weighted average shares used in the computation of basic and diluted net income loss per share follows:

                                   CULP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------
                                                                  Three months ended
(AMOUNTS IN THOUSANDS)                                   January 28, 2007       January 29, 2006
---------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding, basic                    11,773                11,562
Effect of dilutive stock options                                          -                     -
---------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding, diluted                  11,773                11,562
---------------------------------------------------------------------------------------------------

Options to purchase 458,750 and 498,125 shares of common stock were not included in the computation of diluted net loss per share for the three months ended January 28, 2007, and January 29, 2006, respectively, because the exercise price of the options was greater than the average market price of the common shares.

Options to purchase 2,847 and 74,129 shares of common stock were not included in the computation of diluted net loss per share for the three months ended January 28, 2007, and January 29, 2006, because the company incurred a net loss for the period.

---------------------------------------------------------------------------------------------------
                                                                    Nine months ended
(AMOUNTS IN THOUSANDS)                                  January 28, 2007       January 29, 2006
---------------------------------------------------------------------------------------------------
Weighted average common shares outstanding, basic                   11,710                11,557
Effect of dilutive stock options                                         -                     -
---------------------------------------------------------------------------------------------------
Weighted average common shares outstanding, diluted                 11,710                11,557
---------------------------------------------------------------------------------------------------

Options to purchase 452,792 and 506,542 shares of common stock were not included in the computation of diluted net loss per share for the nine months ended January 28, 2007, and January 29, 2006, respectively, because the exercise price of the options was greater than the average market price of the common shares.

Options to purchase 3,168 and 52,824 shares of common stock were not included in the computation of diluted net loss per share for the nine months ended January 28, 2007, and January 29, 2006, because the company incurred a net loss for the period.

.................................................................................
13.  SEGMENT INFORMATION

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

                                   CULP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Financial information for the company's operating segments follow:

--------------------------------------------------------------------------------------------------------
                                                                      Three months ended
(DOLLARS IN THOUSANDS)                               January 28, 2007            January 29, 2006
-------------------------------------------------------------------------------------------------------
Net sales:
    Mattress Fabrics                                  $          24,396          $        22,681
    Upholstery Fabrics                                           31,316                   38,354
-------------------------------------------------------------------------------------------------------
                                                      $          55,712          $        61,035
-------------------------------------------------------------------------------------------------------
Gross profit:
    Mattress Fabrics                                  $           4,215          $         3,442
    Upholstery Fabrics                                            3,269                    2,070
-------------------------------------------------------------------------------------------------------
            Total segment gross profit                            7,484                    5,512
    Restructuring related charges                                (2,773) (1)              (1,335) (3)
-------------------------------------------------------------------------------------------------------
                                                      $           4,711          $         4,177
-------------------------------------------------------------------------------------------------------
Selling, general, and administrative expenses:
    Mattress Fabrics                                  $           1,706          $         1,643
    Upholstery Fabrics                                            3,765                    3,717
-------------------------------------------------------------------------------------------------------
               Total segment selling, general, and
                administrative expenses                           5,471                    5,360
    Unallocated corporate expenses                                  895                      738
    Restructuring related charges                                    28 (1)                   -
-------------------------------------------------------------------------------------------------------
                                                      $           6,394          $         6,098
-------------------------------------------------------------------------------------------------------
Operating income (loss):
    Mattress Fabrics                                  $           2,509          $         1,799
    Upholstery Fabrics                                             (496)                  (1,647)
-------------------------------------------------------------------------------------------------------
                 Total segment operating income                   2,013                      152
    Unallocated corporate expenses                                 (895)                    (738)
    Restructuring expense                                        (1,275) (2)                (343) (4)
    Restructuring related charges                                (2,801) (1)              (1,335) (3)
-------------------------------------------------------------------------------------------------------
                                                      $          (2,958)         $        (2,264)
-------------------------------------------------------------------------------------------------------

(1) The $2.8 million represents restructuring related charges of $2.2 million for inventory markdowns, $665,000 for accelerated depreciation, and a credit of $24,000 for other operating costs associated with the closing of plant facilities. These charges relate to the Upholstery Fabrics segment.

(2) The $1.3 million represents restructuring expenses of $1.2 million for employee termination benefits, $272,000 for write-downs of equipment, $181,000 for asset movement costs, $61,000 for lease termination costs, and a credit of $455,000 for sales proceeds received on equipment with no carrying value. These charges relate to the Upholstery Fabrics segment.

(3) The $1.3 million represents restructuring related charges of $838,000 for inventory markdowns, $389,000 for other operating costs associated with the closing of plant facilities, and $108,000 for accelerated depreciation. These charges relate to the Upholstery Fabrics segment.

(4) The $343,000 represents restructuring expenses of $371,000 for asset movement costs, $133,000 for employee termination benefits, and $51,000 for lease termination costs, a credit of $77,000 for sales proceeds received on equipment with no carrying value, and a credit of $135,000 to reflect current estimates of sub-lease income. These charges relate to the Upholstery Fabrics segment.

                                   CULP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------
                                                                           Nine months ended
(DOLLARS IN THOUSANDS)                                      January 28, 2007           January 29, 2006
-----------------------------------------------------------------------------------------------------------
Net sales:
    Mattress Fabrics                                         $          69,734       $        69,586
    Upholstery Fabrics                                                 107,603               120,797
-----------------------------------------------------------------------------------------------------------
                                                             $         177,337       $       190,383
-----------------------------------------------------------------------------------------------------------

Gross profit:
    Mattress Fabrics                                         $          11,880       $         9,839
    Upholstery Fabrics                                                  12,691                10,027
-----------------------------------------------------------------------------------------------------------
               Total segment gross profit                               24,571                19,866
    Restructuring related charges                                       (3,809) (5)           (3,581) (7)
-----------------------------------------------------------------------------------------------------------
                                                             $          20,762       $        16,285
-----------------------------------------------------------------------------------------------------------
Selling, general, and administrative expenses:
    Mattress Fabrics                                         $           5,043       $         5,016
    Upholstery Fabrics                                                  11,219                12,120
-----------------------------------------------------------------------------------------------------------
               Total segment selling, general, and
                administrative expenses                                 16,262                17,136
    Unallocated corporate expenses                                       2,920                 2,322
    Restructuring related charges                                           58 (5)             3,022 (8)
-----------------------------------------------------------------------------------------------------------
                                                             $          19,240       $        22,480
-----------------------------------------------------------------------------------------------------------
Operating income (loss):
    Mattress Fabrics                                         $           6,837       $         4,823
    Upholstery Fabrics                                                   1,472                (2,093)
-----------------------------------------------------------------------------------------------------------
                 Total segment operating income                          8,309                 2,730
    Unallocated corporate expenses                                      (2,920)               (2,322)
    Restructuring expense                                               (1,742) (6)           (6,581) (9)
    Restructuring related charges                                       (3,867) (5)           (6,603) (10)
-----------------------------------------------------------------------------------------------------------
                                                             $            (220)      $       (12,776)
-----------------------------------------------------------------------------------------------------------

(5) The $3.9 million represents restructuring related charges of $2.3 million for inventory markdowns, $802,000 for other operating costs associated with the closing of plant facilities, and $665,000 for accelerated depreciation. These charges relate to the Upholstery Fabrics segment.

(6) The $1.7 million represents restructuring expenses of $990,000 for employee termination benefits, $914,000 for asset movement costs, $395,000 for lease termination and other exit costs, $334,000 for write-downs of buildings and equipment, and a credit of $890,000 for sales proceeds on equipment with no carrying value. These charges relate to the Upholstery Fabrics segment.

(7) The $3.6 million represents restructuring related charges of $1.9 million for accelerated depreciation, $1.2 million for inventory markdowns, and $455,000 for other operating costs associated with the closing of plant facilities. These charges primarily relate to the Upholstery Fabrics segment.

(8) The $3.0 million represents accelerated depreciation. These charges primarily relate to the Upholstery Fabrics segment.

(9) The $6.6 million represents restructuring expenses of $2.8 million for write-downs of buildings and equipment, $1.9 million for asset movement costs, $1.5 million for employee termination benefits, and $292,000 for lease termination costs. These charges primarily relate to the Upholstery Fabrics segment.

(10) The $6.6 million represents restructuring related charges of $4.9 million for accelerated deprecation, $1.2 million for inventory markdowns, and $455,000 for other operating costs associated with the closing of plant facilities. These charges primarily relate to the Upholstery Fabrics segment. Balance sheet information for the company's operating segments follow:

                                   CULP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                           January 28, 2007        April 30, 2006
------------------------------------------------------------------------------------------
Segment assets:
    Mattress Fabrics
        Current assets (13)                       $          28,338     $        21,179
        Property, plant and equipment (11)                   22,600              25,357
------------------------------------------------------------------------------------------
                  Total mattress fabrics assets              50,938              46,536
------------------------------------------------------------------------------------------
    Upholstery Fabrics
        Current assets (13)                                  38,134              44,563
        Assets held for sale                                  1,231               3,111
        Property, plant and equipment (12)                   18,140              19,229
------------------------------------------------------------------------------------------
                  Total upholstery fabrics assets            57,505              66,903
------------------------------------------------------------------------------------------
                  Total segment assets                      108,443             113,439
Non-segment assets:
    Cash and cash equivalents                                10,675               9,714
        Deferred income taxes                                30,352              27,296
        Other current assets                                  2,710               1,287
        Property, plant & equipment                              44                  53
        Goodwill                                              4,114               4,114
        Other assets                                          2,683               1,564
------------------------------------------------------------------------------------------
                  Total assets                    $         159,021     $       157,467
------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------

                                                                Three months ended
------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                           January 28, 2007       January 29, 2006
------------------------------------------------------------------------------------------
Capital expenditures:
    Mattress Fabrics                              $              78     $           134
    Upholstery Fabrics                                          506                 256
------------------------------------------------------------------------------------------
                                                  $             584     $           390
------------------------------------------------------------------------------------------
Depreciation expense:
    Mattress Fabrics                              $             912     $           965
    Upholstery Fabrics                                          710               1,366
------------------------------------------------------------------------------------------
           Total segment depreciation expense                 1,622               2,331
    Accelerated depreciation                                    665                 108
------------------------------------------------------------------------------------------
                                                  $           2,287     $         2,439
------------------------------------------------------------------------------------------

                                   CULP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------
                                                              Nine months ended
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                           January 28, 2007      January 29, 2006
-----------------------------------------------------------------------------------------
Capital expenditures:
    Mattress Fabrics                              $             132    $         3,550
    Upholstery Fabrics                                        2,497              2,263
-----------------------------------------------------------------------------------------
                                                  $           2,629    $         5,813
-----------------------------------------------------------------------------------------
Depreciation expense:
    Mattress Fabrics                              $           2,771    $         2,714
    Upholstery Fabrics                                        2,215              4,582
-----------------------------------------------------------------------------------------
           Total segment depreciation expense                 4,986              7,296
    Accelerated depreciation                                    665              4,979
-----------------------------------------------------------------------------------------
                                                  $           5,651    $        12,275
-----------------------------------------------------------------------------------------

(11) Included in property, plant, and equipment are assets located in the U.S. totaling $12.0 million and $12.9 million at January 28, 2007 and April 30, 2006, respectively.

(12) Included in property, plant, and equipment are assets located in the U.S. totaling $10.6 million and $13.8 million at January 28, 2007 and April 30, 2006, respectively. Included in this U.S. property, plant, and equipment are various other corporate allocations totaling $3.9 million and $4.1 million at January 28, 2007 and April 30, 2006, respectively.

(13) Current assets represent accounts receivable and inventory for the respective segment.

................................................................................

14.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48") which clarifies the criteria for the recognition of tax benefits under SFAS No. 109, "Accounting for Income Taxes." This Interpretation prescribes a comprehensive model for financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken, or expected to be taken, in income tax returns. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and requires that the cumulative effect of applying its provisions be disclosed as a one-time, non-cash charge or credit against the opening balance of retained earnings in the year of adoption. This Interpretation will be adopted by the company in the first quarter of fiscal 2008. The company is currently evaluating the potential impact of FIN No. 48 and any impact on its financial position cannot be readily determined at this time.

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

                                   CULP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is effective for the company in the first quarter of fiscal 2009. The company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.

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

................................................................................

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain statements that may be deemed "forward-looking statements" within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934). Such statements are inherently subject to risks and uncertainties. Further, forward looking statements are intended to speak only as of the date on which they are made. Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as "expect," "believe," "estimate," "plan" and "project" and their derivatives, and include but are not limited to statements about expectations for the company's future operations or success, sales, gross profit margins, operating income, SG&A or other expenses, and earnings, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on the company's business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely. In addition, changes in consumer preferences for various categories of furniture coverings, as well as changes in costs to produce such products (including import duties and quotas or other import costs) can have significant effect on demand for the company's products. Also, changes in the value of the U.S. dollar versus other currencies can affect the company's financial results because a significant portion of the company's operations are located outside the United States. Further, economic and political instability in international areas could affect the company's operations or sources of goods in those areas, as well as demand for the company's products in international markets. The company's level of success in integrating the acquisition of assets described in Item 2 and in capturing and retaining sales to customers related to the acquisition, will affect the company's ability to meet its sales goals. Finally, unanticipated delays or costs in executing restructuring actions could cause the cumulative effect of restructuring actions to fail to meet the objectives set forth by management. Further information about these factors, as well as other factors that could affect the company's future operations or financial results are discussed in Item 1A.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

OVERVIEW

Culp, Inc. (or the "company") has two operating segments - mattress fabrics and upholstery fabrics. The company manufactures, sources and markets fabrics that are used primarily in the production of bedding products and residential and commercial upholstered furniture, including mattresses, box springs, mattress sets, sofas, recliners, chairs, loveseats, sectionals, sofa-beds, and office seating. The company primarily markets fabrics that have broad appeal in the "good" and "better" priced categories of furniture and bedding. Management believes that Culp is the largest producer of mattress fabrics in North America, as measured by total sales, and one of the two largest marketers of upholstery fabrics for furniture in North America, again measured by total sales.

The company's executive offices are located in High Point, North Carolina. The company was organized as a North Carolina corporation in 1972 and made its initial public offering in 1983. Since 1997, the company has been listed on the New York Stock Exchange and traded under the symbol "CFI." The company's fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The company's nine months ended January 28, 2007, and January 29, 2006, represent 39 week periods.

The following tables set forth the company's net sales, gross profit, selling, general and administrative expenses and operating income (loss) by segment for the three and nine months ended January 28, 2007 and January 29, 2006.

                    CULP, INC. FINANCIAL INFORMATION RELEASE
           SALES, GROSS PROFIT AND OPERATING INCOME (LOSS) BY SEGMENT
        FOR THE THREE MONTHS ENDED JANUARY 28, 2007 AND JANUARY 29, 2006

                             (Amounts in thousands)

                                                                        THREE MONTHS ENDED (UNAUDITED)
                                                   -------------------------------------------------------------------------
                                                            Amounts                              Percent of Total Sales
                                                   ---------------------------                ------------------------------
                                                   January 28,     January 29,     % Over     January 28,     January 29,
Net Sales by Segment                                   2007           2006         (Under)       2007            2006
------------------------------------------------   -------------   -----------    ----------  -------------   --------------
Mattress Fabrics                                $        24,396        22,681        7.6 %          43.8 %          37.2 %
Upholstery Fabrics                                       31,316        38,354      (18.4)%          56.2 %          62.8 %
                                                   -------------   -----------    ----------  ------------------------------

     Net Sales                                  $        55,712        61,035       (8.7)%         100.0 %         100.0 %
                                                   =============   ===========    ==========  ==============================

Gross Profit by Segment                                                                             Gross Profit Margin
------------------------------------------------                                              ------------------------------
Mattress Fabrics                                $         4,215         3,442       22.5 %          17.3 %          15.2 %
Upholstery Fabrics                                        3,269         2,070       57.9 %          10.4 %           5.4 %
                                                   -------------   -----------    ----------  ------------------------------
     Subtotal                                             7,484         5,512       35.8 %          13.4 %           9.0 %

Restructuring related charges                            (2,773)(1)    (1,335)(3)  107.7 %          (5.0)%          (2.2)%
                                                   -------------   -----------    ----------  ------------------------------
     Gross Profit                               $         4,711         4,177       12.8 %           8.5 %           6.8 %
                                                   =============   ===========    ==========  ==============================

Selling, General and Administrative expenses
   by Segment                                                                                       Percent of Sales
------------------------------------------------                                              ------------------------------
Mattress Fabrics                                $         1,706         1,643        3.8 %           7.0 %           7.2 %
Upholstery Fabrics                                        3,765         3,717        1.3 %          12.0 %           9.7 %
Unallocated Corporate expenses                              895           738       21.3 %           1.6 %           1.2 %
                                                   -------------   -----------    ----------  ------------------------------
                                                          6,366         6,098        4.4 %          11.4 %          10.0 %
Restructuring related charges                                28 (1)         -      100.0 %           0.1 %           0.0 %
                                                   -------------   -----------    ----------  ------------------------------
Selling, General and Administrative expenses    $         6,394         6,098        4.9 %          11.5 %          10.0 %
                                                   =============   ===========    ==========  ==============================

Operating Income (loss)  by Segment                                                           Operating Income (Loss) Margin
------------------------------------------------                                              ------------------------------
Mattress Fabrics                                $         2,509         1,799       39.5 %          10.3 %           7.9 %
Upholstery Fabrics                                         (496)       (1,647)      69.9 %          (1.6)%          (4.3)%
Unallocated corporate expenses                             (895)         (738)      21.3 %          (1.6)%          (1.2)%
                                                   -------------   -----------    ----------  ------------------------------
        Subtotal                                          1,118          (586)    (290.8)%           2.0 %          (1.0)%

Restructuring expense                                    (1,275)(2)      (343)(4)  271.7 %          (2.3)%          (0.6)%
Restructuring related charges                            (2,801)(1)    (1,335)(3)  109.8 %          (5.0)%          (2.2)%
                                                   -------------   -----------    ----------  ------------------------------

     Loss from operations                       $        (2,958)       (2,264)     (30.7)%          (5.3)%          (3.7)%
                                                   =============   ===========    ==========  ==============================

Depreciation by Segment
------------------------------------------------

Mattress Fabrics                                $           912           965       (5.5)%
Upholstery Fabrics                                          710         1,366      (48.0)%
                                                   -------------   -----------    ----------
        Subtotal                                          1,622         2,331      (30.4)%
Accelerated Depreciation                                    665           108      515.7 %
                                                   -------------   -----------    ----------
Total Depreciation                              $         2,287         2,439       (6.2)%
                                                   =============   ===========    ==========

Notes:

(1) The $2.8 million represents restructuring related charges of $2.2 million for inventory markdowns, $665,000 for accelerated deprecation, and a credit of $24,000 for other operating costs associated with the closing of plant facilities.
(2) The $1.3 million represents restructuring expenses of $1.2 million for employee termination benefits, $272,000 for write-downs of equipment, $181,000 for asset movement costs, $61,000 for lease termination costs, and a credit of $455,000 for sales proceeds received on equipment with no carrying value.
(3) The $1.3 million represents restructuring related charges of $838,000 for inventory markdowns, $389,000 for other operating costs associated with the closing of plant facilities, and $108,000 for accelerated depreciation.
(4) The $343,000 represents restructuring expenses of $371,000 for asset movement costs, $133,000 for employee termination benefits, $51,000 for lease termination costs, a credit of $77,000 for sales proceeds received on equipment with no carrying value, and a credit of $135,000 to reflect current estimates of sub-lease income.

                    CULP, INC. FINANCIAL INFORMATION RELEASE
           SALES, GROSS PROFIT AND OPERATING INCOME (LOSS) BY SEGMENT
         FOR THE NINE MONTHS ENDED JANUARY 28, 2007 AND JANUARY 29, 2006

                             (Amounts in thousands)

                                                                     NINE MONTHS ENDED (UNAUDITED)
                                                -------------------------------------------------------------------------
                                                         Amounts                               Percent of Total Sales
                                                --------------------------                  -----------------------------
                                                January 28,     January 29,       % Over    January 28,     January 29,
Net Sales by Segment                               2007           2006           (Under)       2007           2006
----------------------------------------------  ------------    ----------      ----------- -------------   -------------
Mattress Fabrics                              $      69,734        69,586           0.2 %         39.3 %         36.6 %
Upholstery Fabrics                                  107,603       120,797         (10.9)%         60.7 %         63.4 %
                                                ------------    ----------      ----------- -------------   -------------

     Net Sales                                $     177,337       190,383          (6.9)%        100.0 %        100.0 %
                                                ============    ==========      =========== =============   =============

Gross Profit by Segment                                                                          Gross Profit Margin
----------------------------------------------                                              -----------------------------

Mattress Fabrics                              $      11,880         9,839          20.7 %         17.0 %         14.1 %
Upholstery Fabrics                                   12,691        10,027          26.6 %         11.8 %          8.3 %
                                                ------------    ----------      ----------- -------------   -------------
     Subtotal                                        24,571        19,866          23.7 %         13.9 %         10.4 %

Restructuring related charges                        (3,809)(1)    (3,581)   (3)    6.4 %         (2.1)%         (1.9)%
                                                ------------    ----------      ----------- -------------   -------------

     Gross Profit                             $      20,762        16,285          27.5 %         11.7 %          8.6 %
                                                ============    ==========      =========== =============   =============

Selling, General and Administrative expenses
   by Segment                                                                                       Percent of Sales
----------------------------------------------                                                ---------------------------
Mattress Fabrics                              $       5,043         5,016           0.5 %          7.2 %          7.2 %
Upholstery Fabrics                                   11,219        12,120          (7.4)%         10.4 %         10.0 %
Unallocated Corporate expenses                        2,920         2,322          25.8 %          1.6 %          1.2 %
                                                ------------    ----------      ----------- -------------   -------------
     Subtotal                                        19,182        19,458          (1.4)%         10.8 %         10.2 %

Restructuring related charges                            58 (1)     3,022    (4)  (98.1)%          0.0 %          1.6 %
                                                ------------    ----------      ----------- -------------   -------------

Selling, General and Administrative expenses  $      19,240        22,480         (14.4)%         10.8 %         11.8 %
                                                ============    ==========      =========== =============   =============


Operating Income (loss)  by Segment                                                         Operating Income (Loss) Margin
----------------------------------------------                                              ------------------------------

Mattress Fabrics                              $       6,837         4,823          41.8 %          9.8 %          6.9 %
Upholstery Fabrics                                    1,472        (2,093)        170.3 %          1.4 %         (1.7)%
Unallocated corporate expenses                       (2,920)       (2,322)         25.8 %         (1.6)%         (1.2)%
                                                ------------    ----------      ----------- -------------   -------------
        Subtotal                                      5,389           408       1,220.8 %          3.0 %          0.2 %

Restructuring expense                                (1,742)(2)    (6,581)(5)     (73.5)%         (1.0)%         (3.5)%
Restructuring related charges                        (3,867)(1)    (6,603)(3)(4)  (41.4)%         (2.2)%         (3.5)%
                                                ------------    ----------      ----------- -------------   -------------
     Loss from operations                     $        (220)      (12,776)         98.3 %         (0.1)%         (6.7)%
                                                ============    ==========      =========== =============   =============

Depreciation by Segment
----------------------------------------------
Mattress Fabrics                              $       2,771         2,714           2.1 %
Upholstery Fabrics                                    2,215         4,582         (51.7)%
                                                ------------    ----------      -----------
     Subtotal                                         4,986         7,296         (31.7)%
Accelerated Depreciation                                665         4,979         (86.6)%
                                                ------------    ----------      -----------
Total Depreciation                            $       5,651        12,275         (54.0)%
                                                ============    ==========      ===========

Notes:

(1) The $3.9 million represents restructuring related charges of $2.3 million for inventory markdowns, $802,000 for other operating costs associated with the closing of plant facilities, and $665,000 for accelerated depreciation.
(2) The $1.7 million represents restructuring expenses of $990,000 for employee termination benefits, $914,000 for asset movement costs, $395,000 for lease termination and other exit costs, $334,000 for write-downs of buildings and equipment, and a credit of $890,000 for sales proceeds on equipment with no carrying value.
(3) The $3.6 million represents restructuring related charges of $1.9 million for accelerated depreciation, $1.2 million for inventory markdowns, and $455,000 other operating costs associated with the closing of plant facilities.
(4)  The $3.0 million represents accelerated depreciation.
(5) The $6.6 million represents restructuring charges of $2.8 million for write-downs of buildings and equipment, $1.9 million for asset movement costs, $1.5 million for employee termination benefits, and $292,000 for lease termination costs.

THREE AND NINE MONTHS ENDED JANUARY 28, 2007 COMPARED WITH THE THREE AND NINE MONTHS ENDED JANUARY 29, 2006

For the third quarter of fiscal 2007, net sales were $55.7 million compared to $61.0 million for the third quarter of fiscal 2006. The company reported a net loss of $2.2 million or $0.19 per share diluted, in the third quarter of fiscal 2007, which included restructuring and related pre-tax charges of $4.1 million. Also, included in these results is a non-cash income tax charge of $452,000 or $0.04 per diluted share, related to the exercise of non-qualified stock options. The company reported a net loss of $2.2 million, or $0.19 per share diluted, in the third quarter of fiscal 2006, which included restructuring and related pre-tax charges of $1.7 million.

For the first nine months of fiscal 2007, net sales were $177.3 million compared to $190.4 million for the first nine months of fiscal 2006. The company reported a net loss of $1.3 million or $0.11 per share diluted, for the first nine months of fiscal 2007, which included restructuring and related pre-tax charges of $5.6 million. The company reported a net loss of $10.3 million, or $0.89 per share diluted, for the first nine months of fiscal 2006, which included restructuring and related pre-tax charges of $13.2 million.

RESTRUCTURING AND RELATED CHARGES

During the third quarter of fiscal 2007, total restructuring and related net charges incurred were $4.1 million, of which, $2.2 million related to inventory markdowns, $1.2 million related to employee termination benefits, $665,000 related to accelerated depreciation, $272,000 for write-downs of equipment, $181,000 for asset movement costs, $61,000 for lease termination costs, a net credit of $24,000 for other operating costs associated with the closing of plant facilities, and a credit of $455,000 for sales proceeds received on equipment with no carrying value. Of the total net charge, $2.8 million was recorded in cost of sales, $28,000 was recorded in selling, general, and administrative expenses, and $1.3 million was recorded in restructuring expense in the 2007 Consolidated Statement of Net Loss. These charges relate to the Upholstery Fabrics segment. During the third quarter of fiscal 2006, total restructuring and related net charges incurred were $1.7 million, of which, $838,000 related to inventory markdowns, $389,000 for other operating costs associated with the closing of plant facilities, $371,000 for asset movement costs, $133,000 for employee termination benefits, $108,000 for accelerated depreciation, $51,000 for lease termination costs, a credit of $77,000 for sales proceeds received on equipment with no carrying value, and a credit of $135,000 to reflect current estimates of sub-lease income. Of this total net charge, $1.3 million was recorded in cost of sales, and $343,000 was recorded in restructuring expense in the 2006 Consolidated Statement of Net Loss. These charges relate to the Upholstery Fabrics segment.

During the first nine months of fiscal 2007, total restructuring and related net charges incurred were $5.6 million, of which, $2.3 million related to inventory markdowns, $990,000 related to employee termination benefits, $914,000 related to asset movement costs, $802,000 represents operating costs associated with the closing of plant facilities, $665,000 for accelerated depreciation, $395,000 for lease termination and other exit costs, $334,000 for write-downs of buildings and equipment, and a credit of $890,000 for sales proceeds received on equipment with no carrying value associated with closed plant facilities. Of the total net charge, $3.8 million was recorded in cost of sales, $58,000 was recorded in selling, general, and administrative expenses, and $1.7 million was recorded in restructuring expense in the 2007 Consolidated Statement of Net Loss. These charges relate to the Upholstery Fabrics segment. During the first nine months of fiscal 2006, total restructuring and related net charges incurred were $13.2 million, of which, $4.9 million related to accelerated depreciation, $2.8 million related to write-downs of buildings and equipment, $1.9 million related to asset movement costs, $1.5 million related to employee termination benefits, $1.2 million related to inventory markdowns, $455,000 related to other operating costs associated with the closing of plant facilities, and $292,000 for lease termination costs. Of the total net charge, $3.6 million was recorded in cost of sales, $3.0 million was recorded in selling, general, and administrative expenses, and $6.6 million was recorded in restructuring expense in the 2006 Consolidated Statement of Net Loss. These charges primarily relate to the Upholstery Fabrics segment.

MATTRESS FABRICS SEGMENT

ASSET ACQUISITION

In January 2007, the company closed on an Asset Purchase Agreement (the "Agreement") for the purchase of certain assets from International Textile
Group, Inc. ("ITG") related to the mattress fabrics product line of ITG's Burlington House division. The company purchased ITG's mattress fabrics finished goods inventory, a credit on future purchases of inventory manufactured by ITG during the transition period, along with certain proprietary rights (patterns, copyrights, artwork, and the like) and other records that relate to ITG's mattress fabrics product line. The company did not purchase any accounts receivable, property, plant, and equipment, and did not assume any liabilities other than certain purchase orders.

The consideration given for this transaction after adjustments to the closing date inventory as defined by the Agreement, was $8.1 million. Payment consisted of $2.5 million in cash financed by a term loan, the issuance of 798,582 shares of the company's common stock with a fair value of $5.1 million, and the company also incurred direct acquisition costs relating to legal, accounting, and other professional fees of $515,000. The total transaction cost allocation allocation is not final based on the ultimate settlement of certain direct acquisition costs. The final allocation may impact the ultimate valuation of the assets acquired. The total transaction cost was allocated as follows:

------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                            Fair Value
------------------------------------------------------------------------------
Inventories                                                       $   4,754
Other current assets (credit on future purchases of inventory)        2,210
Non-compete agreement                                                 1,148
------------------------------------------------------------------------------
                                                                  $   8,112
------------------------------------------------------------------------------

The company recorded the non-compete agreement at its fair value based on various valuation techniques, which is reflected in other assets in the accompanying consolidated balance sheet. The non-compete agreement will be amortized on a straight-line basis over the four year life of the agreement. Amortization expense during the next five fiscal years follows: FY 2007 - $72,000; FY 2008 - $287,000; FY 2009 - $287,000; FY 2010 - $287,000; and FY 2011
- $215,000.

The Agreement requires ITG to provide certain transition services to the company and will manufacture goods for the company for a limited period of time (expected to be approximately 120 days) to support the company's efforts to transition the former ITG mattress fabrics products into the company's operations. The company does not plan to hire any of ITG's employees after the transition is completed. ITG has also agreed that it will not compete with the company in the mattress fabrics business for a period of four years, except for mattress fabrics production in China for final consumption in China (meaning the mattress fabric and the mattress on which it is used is sold only in China).

In connection with the Agreement, the company issued 798,582 shares of common stock. As a result, the company entered into a Registration Rights and Shareholder Agreement ("the Registration Agreement"), which relates to the shares of the common stock issued by the company to ITG (the "Shares"). Under the terms of the Registration Agreement, ITG may demand that the company register the Shares with the Securities and Exchange Commission, which would allow the Shares to be sold to the public after the registration statement becomes effective. The Registration Agreement also contains provisions pursuant to which ITG will agree not to purchase additional company shares or take certain other actions to influence control of the company, and will agree to vote the shares in accordance with recommendations of the company's board of directors.

The acquisition of ITG's mattress fabrics product line enhances the company's competitive position in the mattress ticking industry. Management believes this transaction provides the opportunity to increase the company's annual sales by approximately $30 to $40 million, with only a modest investment in fixed assets. The company will be transitioning the ITG production to the company's facilities and suppliers over the next several months. The company estimates that one-time transition costs related to the acquisition will be approximately $750,000, of which approximately $650,000 will be incurred in the fourth quarter of fiscal 2007 and approximately $100,000 will be incurred in the first quarter of fiscal 2008. The company has the necessary capacity in place to absorb the additional business volume resulting from this transaction.

NET SALES -- Mattress fabric (known as mattress ticking) sales for the third quarter of fiscal 2007 increased 7.6% to $24.4 million compared to $22.7 million for the third quarter of fiscal 2006. These results include $1.0 million in incremental sales related to the company's acquisition of ITG's mattress fabrics product line. Mattress fabric sales accounted for approximately 44% of total net sales for the third quarter of fiscal 2007 compared to 37% for the third quarter of fiscal 2006. Mattress ticking yards sold during the third quarter of fiscal 2007 were 10.5 million compared to 9.6 million yards in the third quarter of fiscal 2006, an increase of 9%. The average selling price at the end of the third quarter of fiscal 2007 was $2.32 per yard and was essentially unchanged for the third quarter of fiscal 2007 compared to fiscal 2006. For the first nine months of fiscal 2007, net sales were $69.7 million compared to $69.6 million for the first nine months of fiscal 2006. Mattress ticking yards sold during the first nine months of fiscal 2007 were 30.2 million compared to 30.8 million for the first nine months of fiscal 2006, a decrease of 2%. For the first nine months of fiscal 2007, the average selling price for mattress fabrics was $2.31 per yard compared to $2.26 per yard for the first nine months of fiscal 2006, an increase of 2%. This increase is due to the shift in product mix to increased sales of substantially higher priced knitted ticking.

OPERATING INCOME -- For the third quarter of fiscal 2007, the mattress fabrics segment reported operating income of $2.5 million, or 10.3% of net sales, compared to $1.8 million, or 7.9% of net sales, for the third quarter of fiscal 2006. The company showed significant improvement in operating performance in mattress fabrics over the same period a year ago, with operating income up nearly 40% and operating margins over 10% for the second consecutive quarter. Operating margins improved due to productivity gains from the $10.0 million capital project implemented over the past 2 years. The company continues to see higher sales and gross margins in knitted ticking and expects this product line to represent a higher percentage of our mattress ticking business in the future. The company is experiencing a growing trend with our customers to use more knits on the top of the mattress and woven jacquards on the sides. For the first nine months of fiscal 2007, operating income was $6.8 million, or 9.8% of net sales, compared to $4.8 million, or 6.9% of net sales, for the first nine months of fiscal 2006. The trends (and the factors causing those trends) for the first nine months of fiscal 2007 compared with the first nine months of fiscal 2006 parallel those for the third quarter of fiscal 2007 compared with the third quarter of fiscal 2006.

SEGMENT ASSETS -- Segment assets consist of accounts receivable, inventory, and property, plant, and equipment. As of January 28, 2007, accounts receivable and inventory totaled $28.3 million compared to $21.2 million at April 30, 2006. This increase is primarily attributable to the purchase of finished goods inventories from ITG. Also as of January 28, 2007, property, plant and equipment totaled $22.6 million compared to $25.4 million at April 30, 2006. Included in property, plant, and equipment are assets located in the U.S. totaling $12.0 million and $12.9 million at January 28, 2007, and April 30, 2006, respectively.

UPHOLSTERY FABRICS SEGMENT

NET SALES -- Upholstery fabric sales for the third quarter of fiscal 2007 decreased 18.4% to $31.3 million compared with $38.4 million in the third quarter of fiscal 2006. Upholstery fabric yards sold during the third quarter of fiscal 2007 were 7.6 million compared to 9.2 million in the third quarter of fiscal 2006, a decline of 17%. The average selling price was $4.10 per yard for the third quarter of fiscal 2007, compared to $4.16 per yard in the third quarter of fiscal 2006, a decrease of 1%. Sales of upholstery fabrics reflect higher sales of non-U.S. produced fabrics, and continued very weak demand industry wide for U.S. produced fabrics, driven by consumer preference for leather and suede furniture and other imported fabrics, including an increasing amount of cut and sewn kits. While the company continues to see growth in sales of non-U.S. produced upholstery fabrics, the pace of growth has slowed down. Sales of non-U.S. produced fabrics were $17.4 million in the third quarter of fiscal 2007 compared with $14.7 million in the third quarter of fiscal 2006, an increase of 18%. Sales of U.S. produced fabrics decreased 41% to $14.0 million in the third quarter of fiscal 2007 compared to $23.6 million in the third quarter of fiscal 2006.

For the first nine months of fiscal 2007, net sales decreased 10.9% to $107.6 million compared to $120.8 million for the first nine months of fiscal 2006. Upholstery fabric yards sold during the first nine months of fiscal 2007 were
25.8 million compared to 28.5 million for the first nine months of fiscal 2006, a decline of 9%.The average selling price for the first nine months of fiscal 2007 was $4.17 per yard compared to $4.24 per yard for the first nine months of fiscal 2006, a decrease of 2%. Sales of non-U.S. produced fabrics were $61.5 million for the first nine months of fiscal 2007 compared with $38.9 million for the first nine months of fiscal 2006, an increase of 58% over the same period last year. Sales of U.S. produced fabrics decreased 44% to $46.1 million for the first nine months of fiscal 2007 compared with $81.9 million for the first nine months of fiscal 2006. The trends (and the factors causing those trends) for the first nine months of fiscal 2007 compared with the first nine months of fiscal 2006 parallel those for the third quarter of fiscal 2007 compared with the third quarter of fiscal 2006.

OPERATING INCOME (LOSS) - Operating loss for the third quarter of fiscal 2007 was $496,000 a significant improvement compared with an operating loss of $1.6 million for the third quarter of fiscal 2006. These results reflect higher gross profit on non-U.S. produced fabrics but continued low gross profit levels related to U.S. produced fabrics. Operating income for the first nine months of fiscal 2007 was $1.5 million compared with an operating loss of $2.1 million for the first nine months of fiscal 2006. The trends (and the factors causing those trends) for the first nine months of fiscal 2007 compared with the first nine months of fiscal 2006 parallel those for the third quarter of fiscal 2007 compared with the third quarter of fiscal 2006.

NON-U.S. PRODUCED SALES - Net sales of upholstery fabrics produced outside the company's U.S. manufacturing operations accounted for approximately 55% of total upholstery fabric sales in the third quarter of 2007, compared to 38% for the third quarter of fiscal 2006. Net sales of upholstery fabrics produced outside the company's U.S. manufacturing operations accounted for approximately 57% of total upholstery fabric sales for the first nine months of fiscal 2007, compared to 32% for the first nine months of fiscal 2006. The company has established an operation near Shanghai, China, designed to accommodate the growing customer demand for products sourced outside the U.S. The company is aggressively expanding its capabilities in China with a strong focus on product innovation, quality, and global logistics. During fiscal 2007, this operation has significantly increased its output of cut and sewn kits, started up its own velvet manufacturing, and built a 130,000 square foot fabric distribution center. The company now employs approximately 450 people in China and has five buildings approximating a total of 300,000 square feet.

U.S. PRODUCED SALES - Since the beginning of fiscal 2007, the company has made considerable progress in changing its product strategy, reducing manufacturing complexities, and improving its cost structure. However, the declining sales volume has continued to affect the profitability of the company's overall upholstery fabrics business. In December 2006, the company's board of directors approved a restructuring plan to further consolidate its U.S. upholstery fabrics manufacturing facilities and outsource its specialty yarn production. This process involves closing the company's weaving plant located in Graham, North Carolina, and closing its yarn plant located in Lincolnton, North Carolina, and transferring certain production from the Graham plant to the company's Anderson, South Carolina, and Shanghai, China, facilities, as well as a small portion to contract weavers. Once this restructuring initiative is complete, which is expected to be the end of fiscal 2007, the company will have one U.S. upholstery fabrics plant in Anderson, which will produce velvets and a limited amount decorative fabrics. This facility has a book value of fixed assets of approximately $2.2 million. In addition, the company intends to sell certain real estate and equipment associated with its plants in Graham and Lincolnton after production at those plants has ended. At that time, these assets will be classified as held for sale and are estimated to have a fair value of approximately $1 million. The company continues to consolidate its U.S. manufacturing operations and make greater use of lower-cost manufacturing alternatives, with the goal of reducing operating costs and improving domestic capacity utilization.

As a result of the continuing sharp declines in demand for U.S. produced fabrics, management will continue to evaluate its domestic strategy and production requirements. Management remains committed to take whatever additional steps are necessary to achieve profitable U.S. upholstery fabric operations, and the company could take additional restructuring actions. The company could experience additional markdowns of its inventory and write-downs of its property, plant, and equipment from any new restructuring initiatives.

SEGMENT ASSETS -- Segment assets consist of accounts receivable, inventory, and property, plant, and equipment. As of January 28, 2007, accounts receivable and inventory totaled $38.1 million compared to $44.6 million at April 30, 2006. As of January 28, 2007, assets held for sale totaled $1.2 million compared to $3.1 million at April 30, 2006. The company received sales proceeds of $2.4 million on assets held for sale during the nine month period ended January 28, 2007. The company expects these assets held for sale as of January 28, 2007, to be sold over the next twelve months. As of January 28, 2007, property, plant, and equipment totaled $18.1 million compared to $19.2 million at April 30, 2006. Included in property, plant, and equipment are assets located in the U.S. totaling $10.6 million and $13.8 million at January 28, 2007, and April 30, 2006, respectively. Included in this U.S. property, plant, and equipment are corporate allocations totaling $3.9 million and $4.1 million at January 28, 2007, and April 30, 2006, respectively.

OTHER (INCOME) EXPENSE CATEGORIES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general, and administrative expenses were $6.4 million for the third quarter of fiscal 2007 compared with $6.1 million for the third quarter of fiscal 2006. Selling, general, and administrative expenses were $19.2 million for the first nine months of fiscal 2007 compared with $22.5 million for the first nine months of fiscal 2006. Included in the $22.5 million for the first nine months of fiscal 2006 was $3.0 million in accelerated depreciation associated with the company's design and distribution centers sold in June of 2005.

The company adopted SFAS No. 123R as of the beginning of the current fiscal year, which requires all share-based payments to be recognized as expense over the requisite service period based upon values as of the grant dates. Under the provisions of SFAS No. 123R, total stock-based compensation expense was $406,000 and $119,000 for the nine-month and three-month periods ended January 28, 2007. The company recorded $139,000 and $35,000 of stock-based compensation expense for stock options accounted for under the provisions of APB Opinion No.25 for the nine-month and three-month periods ended January 29, 2006.

INTEREST EXPENSE (INCOME) -- Interest expense for the third quarter of fiscal 2007 was $952,000 compared to $1.1 million for the third quarter of fiscal 2006. Interest expense for the first nine months of fiscal 2007 was $2.8 million compared to $3.0 million for the first nine months of fiscal 2006. The lower interest expense for fiscal 2007 primarily reflects lower outstanding balances on the company's unsecured senior term notes. Interest income for the third quarter of fiscal 2007 was $50,000 compared with $43,000 for the third quarter of fiscal 2006. Interest income for the first nine months of fiscal 2007 was $147,000 compared with $78,000 for the first nine months of fiscal 2006. The increase in interest income for fiscal 2007 reflects higher balances invested in money market funds.

OTHER (INCOME) EXPENSE - Other income for the third quarter of fiscal 2007 was $157,000 compared to other expense of $135,000 for the third quarter of fiscal 2006. Other income for the first nine months of fiscal 2007 was $98,000 compared to other expense of $481,000 for the first nine months of fiscal 2006. This change primarily reflects fluctuations in foreign currency exchange rates for subsidiaries domiciled in China and Canada.

INCOME TAXES -- The effective tax rate (taxes as a percentage of income (loss) before income taxes) for the third quarter of fiscal 2007 was an income tax benefit of 40.0% compared with 36.6% for the third quarter of fiscal 2006. The effective tax rate for the first nine months of fiscal 2007 was an income tax benefit of 54.7% compared with 36.4% for the first nine months of fiscal 2006. Changes in the effective income tax rate reflect losses from the company's U.S. operations due to its restructuring activities, lower income tax rates on income from foreign sources, and income tax expense of $452,000 or $0.04 per diluted share for the exercise of share options relating to the company's non-qualified stock option plan in the third quarter of fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY -- The company's sources of liquidity include cash and cash equivalents, cash flow from operations, proceeds from the sale of buildings and equipment related to closed plant facilities, and amounts available under its revolving credit line. These sources have been adequate for day-to-day operations and capital expenditures. Cash and cash equivalents were $10.7 million and $12.9 million at January 28, 2007 and April 30, 2006, respectively. Cash flow provided by operating activities for the first nine months of fiscal 2007 was $4.4 million. Capital expenditures were $2.5 million, most of which related to the company's China operations. Payments on vendor-financed capital expenditures were $927,000 and payments on long-term debt were $3.5 million. Proceeds from the sale of buildings and equipment as part of the company's restructuring activities were $3.3 million, and proceeds from common stock issued in connection with stock option exercises were $194,000. The company paid the remaining $4.5 million due in March of 2007 on February 20, 2007.

WORKING CAPITAL -- Accounts receivable as of January 28, 2007, decreased 16.6% in comparison to January 29, 2006. Days sales outstanding totaled 36 days at January 28, 2007, compared with 39 days at January 29, 2006. Inventories at January 28, 2007, increased 1.5% from January 29, 2006. Inventory turns for the third quarter of fiscal 2007 were 5.3 versus 5.0 for the third quarter of fiscal 2006. Operating working capital (comprised of accounts receivable and inventories, less trade accounts payable) was $48.4 million at January 28, 2007, down from $49.9 million at January 29, 2006.

FINANCING ARRANGEMENTS

UNSECURED TERM NOTES

The company's unsecured term notes (the "Notes") have an outstanding balance of $39.4 million as of January 28, 2007 and are payable over an average remaining term of 2.5 years beginning February 2007 through March 2010. As of January 28, 2007, the principal payments that are required to be paid in periodic installments over the next four years are as follows: Year 1 - $4.5 million; Year 2 - $19.9 million; Year 3 - $7.5 million; and Year 4 - $7.5 million.

On December 6, 2006, the company entered into a Second Amendment to Note Purchase Agreements (the "Amendment"). Upon execution of this amendment, the company prepaid $3.0 million in principal amount and interest on the Notes, without prepayment penalty or "make whole" premium. The Amendment raised the interest rate from 7.76% to 8.80% on the remaining outstanding Notes and allows for an increase in the amount of other debt to be incurred by the company, including a provision that allows for debt of up to $5 million in the company's China subsidiary. The Amendment changed the financial covenants applicable to the company to provide additional flexibility to account for recent changes that the company has made or could make to its business and the accounting consequences of those changes. Beginning with the third quarter of fiscal 2007, these changes exclude from the financial covenants, all restructuring and related charges associated with the U.S. upholstery fabrics' operations, and any valuation allowance, if needed, against the company's net deferred tax assets from U.S. operations. The Amendment also provides for prepayments of the Notes (at the option of the noteholders and without prepayment penalty) to the extent that the company's cash balances exceed $8 million at the end of each fiscal quarter. The company paid the remaining $4.5 million due in March of 2007 on February 20, 2007, as part of this prepayment provision.

REAL ESTATE LOAN - I

The company has a real estate loan with an outstanding balance of $4.1 million as of January 28, 2007. This loan agreement is secured by a lien on the company's corporate headquarters office located in High Point, NC. This term loan bears interest at the one-month London Interbank Offered Rate plus an adjustable margin based on the company's debt/EBITDA ratio, as defined in the agreement, and is payable in varying monthly installments through September 2010, with a final payment of $3.3 million in October 2010.

REAL ESTATE LOAN - II

On January 22, 2007, the company entered into an agreement with a bank to provide for a term loan in the amount of $2.5 million in connection with the ITG asset purchase agreement. This term loan is secured by a lien on the company's corporate headquarters office located in High Point, NC and bears interest at the one-month London Interbank Offered Rate plus 3%. This agreement requires the company to pay interest monthly with the entire principal amount of $2.5 million due on June 30, 2010.

CANADIAN GOVERNMENT LOANS

In November 2005, the company entered into an agreement with the Canadian government to provide for a term loan in the amount of $680,000. The proceeds are to partially finance capital expenditures at the company's facility located in Quebec, Canada. This loan is non-interest bearing and is payable in 48 equal monthly installments commencing December 1, 2009. In addition to the term loan entered into in November 2005, the company had an existing non-interest bearing term loan with the Canadian government which was paid in May 2006.

REVOLVING CREDIT AGREEMENT -UNITED STATES

On January 22, 2007, the company entered into a Tenth Amendment to this unsecured credit agreement dated August 23, 2002. This amendment reduced the line of credit available from $8.0 million to $6.5 million, including letters of credit up to $5.5 million and extended the term of the credit agreement from August 31, 2007 to December 31, 2007. The amendment also removed the liquidity provision that required the company to maintain collected deposit balances of at least $2.0 million. It also amended certain other financial covenants as defined in the agreement. Borrowings under the credit facility bear interest at the one-month London Interbank Offered Rate plus an adjustable margin based on the company's debt/EBITDA ratio, as defined in the agreement. As of January 28, 2007, there were $2.4 million in outstanding letters of credit (almost all of which related to workers compensation) and no borrowings outstanding under the agreement.

REVOLVING CREDIT AGREEMENT - CHINA

On February 1, 2007, the company's China subsidiary entered into an unsecured credit agreement with a bank to provide a line of credit available up to approximately $5.0 million, of which approximately $1.3 million includes letters of credit. The credit agreement expires on February 1, 2008, with an annual renewal option, and requires interest to be paid on a quarterly basis at a fixed annual rate of 5.8%. As of March 13, 2007, approximately $1.3 million was outstanding under the agreement.

OVERALL

The company's loan agreements require that the company maintain compliance with certain financial ratios. At January 28, 2007, the company was in compliance with these financial covenants.

As of January 28, 2007, the principal payment requirements of long-term debt during the next five years are: Year 1 - $4.7 million; Year 2 - $20.1 million; Year 3 - $7.8 million; Year 4 - $13.5 million; Year 5 - $169,000; and thereafter
- $480,000.

CAPITAL EXPENDITURES -- Capital spending for the first nine months of fiscal 2007 was $2.5 million, most of which related to the company's China operations. The company expects capital spending not to exceed $3.0 million in fiscal 2007. The company's capital budget for fiscal 2008 is $4.0 million, of which approximately $2.5 million and $1.5 million is for the mattress fabrics and upholstery fabrics segments, respectively. Depreciation for the first nine months of fiscal 2007 was $5.7 million, of which, $665,000 relates to accelerated depreciation. The company estimates depreciation for all of fiscal 2007 to be $8.5 million, which includes, $2.0 million for accelerated depreciation. The company estimates depreciation for all of fiscal 2008 to be approximately $6.0 million of which slightly more than half is attributable to the mattress fabric segment. The company expects that the availability of funds under the revolving credit line and cash flow from operations will be sufficient to fund its capital needs.

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

ACCOUNTS RECEIVABLE - ALLOWANCE FOR DOUBTFUL ACCOUNTS. Substantially all of the company's accounts receivable are due from residential and commercial furniture and bedding manufacturers. Ownership of these manufacturers is increasingly concentrated and certain bedding manufacturers have a high degree of leverage. As of January 28, 2007, accounts receivable from furniture manufacturers totaled approximately $13.4 million, and from bedding manufacturers approximately $10.3 million. Additionally, as of January 28, 2007, the aggregate accounts receivable balance of the company's ten largest customers was $9.9 million, or 42% of trade accounts receivable.

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

Management reviews long-lived assets, which consists of property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. During the first nine months of fiscal 2007, no events or changes in circumstances occurred that would require the company to test for impairment. Unforeseen events and changes in circumstances and market conditions could negatively affect the value of assets and result in an impairment charge.

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

GOODWILL. As of January 28, 2007, the company's remaining $4.1 million of goodwill relates to the mattress fabrics segment. The determination of fair value involves considerable estimation and judgment. In particular, determining the fair value of a business unit involves, among other things, developing forecasts of future cash flows and appropriate discount rates. During the first nine months of fiscal 2007, no events or changes in circumstances occurred that would require the company to test for impairment.

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

The company reassesses the individual accrual requirements at the end of each reporting period. If circumstances change, causing current estimates to differ from original estimates, adjustments are recorded in the period of change. Restructuring charges, and adjustments of those charges, are summarized in note 11 to the consolidated financial statements.

INCOME TAXES. The company is required to estimate its tax exposure and to assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At April 30, 2006, the company had deferred tax assets of $31.4 million (all of which relate to U.S. operations) and U.S. deferred tax liabilities of $2.2 million (all of which reverse in the carryforward period), resulting in net U.S. deferred tax assets of $29.2 million. Total deferred tax liabilities at April 30, 2006 were $4.1 million, resulting in total net deferred tax assets of $27.3 million. As of January 28, 2007, the company's net deferred tax assets total $30.4 million, an increase of $3.1 million from the end of fiscal 2006, primarily reflecting the federal and state tax benefits recorded for the loss from U.S. operations during the first nine months of fiscal 2007. No valuation allowance has been recorded to reduce the company's deferred tax assets. Management has concluded that it is more likely than not that the company will be able to realize the benefit of the deferred tax assets.

In making the judgment about the realization of the deferred tax assets, management has considered both negative and positive evidence, and concluded that sufficient positive evidence exists to overcome the cumulative losses experienced in recent years. Specifically, management considered the following, among other factors: nature of the company's products; history of positive earnings in the mattress fabrics segment; capital projects in progress to further enhance the company's globally competitive cost structure in the mattress fabrics segment; recent significant restructuring actions in the domestic upholstery fabrics business to adjust the domestic cost structure and bring U.S. manufacturing capacity in line with demand; development of offshore manufacturing and sourcing programs to meet changing demands of upholstery fabric customers in the U.S; and the incremental sales volume from the purchase of certain assets from ITG related to the mattress fabric product line of ITG's Burlington House Division. Management's analysis of taxable income also included the following considerations: none of the company's net operating loss carryforwards has previously expired unused; the U.S. federal carryforward period is 20 years; and the company's current losses principally expire in 16-20 years, fiscal 2022 through 2026.

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

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is effective for the company in the first quarter of fiscal 2009. The company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.

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

INFLATION

The cost of certain company's raw materials, principally fibers from petroleum derivatives, and utility/energy costs, increased during the first nine months of fiscal 2007 as oil and energy prices increased and had an impact on the company's financial results. These increases, however, are often not directly related to general economic inflation, which has not been a material factor in the company's recent financial results. Any significant increase in the
company's  raw  material  costs,   utility/energy  costs  and  general  economic
inflation could have a material adverse impact on the company, because competitive conditions have limited the company's ability to pass significant operating cost increases on to its customers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin under the company's revolving credit agreement and real estate term loans. As of January 28, 2007, there were $6.6 million in borrowings outstanding under the real estate term loans and no borrowings under the company's revolving credit agreement. In connection with the first real estate term loan, the company entered into a $2,170,000 notional principal interest rate swap agreement, which represents 50% of the principal amount on the first real estate loan, and effectively converts the floating rate LIBOR based payments to fixed payments at 4.99% plus the spread calculated under the first real estate term loan agreement. The company's unsecured term notes have a fixed interest rate of 8.80% and the Canadian government loan is non-interest bearing. Additionally, approximately 90% of the company's long-term debt is at a fixed rate or is non-interest bearing. Thus, any foreseeable change in interest rates would have a minimal material effect on the company's interest expense.

The company's exposure to fluctuations in foreign currency exchange rates are due to foreign subsidiaries domiciled in China and Canada. These subsidiaries use the United States dollar as their functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with its foreign subsidiaries. A 10% change in either exchange rate at January 28, 2007 would not have a significant impact on the company's results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

The company conducted a review and evaluation of its disclosure controls and procedures, under the supervision and with the participation of the company's principal executive officer and principal financial officer as of January 28, 2007, and the principal executive officer and principal financial officer have concluded that the company's disclosure controls and procedures are adequate and effective. In addition, no change in the company's internal control over financial reporting has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Our business is subject to risks and uncertainties. In addition to the matters described in the "Cautionary Statement Concerning Forward-Looking Information," set forth below are some of the risks and uncertainties that could cause a material adverse change in our results of operations or financial condition.

RESTRUCTURING INITIATIVES CREATE SHORT-TERM COSTS THAT MAY NOT BE OFFSET BY INCREASED SAVINGS OR EFFICIENCIES.

Over the past seven years, we have undertaken significant restructuring activities, which have involved closing manufacturing plants, realigning manufacturing assets, reducing selling general and administrative (SG&A) expenses, and changing our upholstery product strategy. These actions have been intended to lower manufacturing costs and increase efficiency, but they involve significant costs, including the write-off or write-down of assets, severance costs for terminated employees, contract termination costs, equipment moving costs, and similar charges. These charges have caused a decrease in earnings over this time period. In addition, during the time that restructuring activities are underway, manufacturing inefficiencies are caused by moving equipment, realignment of assets, personnel changes, and by the consolidation process for certain functions. Unanticipated difficulties in restructuring activities or delays in accomplishing our goals could cause the costs of our restructuring initiatives to be greater than anticipated and the results achieved to be significantly lower, which would negatively impact our results of operations and financial condition.

OUR SALES HAVE BEEN DECLINING, AND WE HAVE REPORTED NET LOSSES IN NINE OF THE PAST ELEVEN FISCAL QUARTERS.

We may not be able to restore the upholstery fabrics segment to consistent profitability. In the upholstery fabrics segment, sales are down significantly, and they have been declining rapidly for U.S. produced fabrics. We have undertaken a number of significant restructuring actions in recent years to address our profitability, including (i) consolidating production assets and purchasing more efficient equipment in the mattress fabrics segment, (ii) closing a number of U.S. manufacturing facilities in the upholstery fabrics segment, (iii) establishing upholstery fabrics facilities in China to take advantage of a lower cost environment and greater product diversity, (iv) reducing SG&A expenses substantially, and (v) outsourcing certain production functions, in the U.S., including yarn production, some weaving, and finishing of decorative fabrics. Successful completion of our restructuring plans depends on a number of variables, including our ability to consolidate certain functions, manage manufacturing processes with lower direct involvement, managing a longer supply chain, and similar issues. There is no assurance that we will be able to manage our restructuring activities successfully to restore the company, especially the upholstery fabrics segment, to profitability.

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

FURTHER WRITE-OFFS OR WRITE-DOWNS OF UPHOLSTERY FABRICS SEGMENT ASSETS WOULD RESULT IN A DECREASE IN OUR EARNINGS.

The company has long-lived assets, consisting mainly of property, plant and equipment. Accounting rules require that these assets be tested for impairment of their valuation at least annually, as well as upon the occurrence of certain events. When assets are taken out of service, which has occurred recently on several occasions in connection with our restructuring activities, they must be tested for impairment, which can result in significant write-downs in the value of those assets. Restructuring activities and other tests for impairment have resulted and could in the future result in the write-down of a portion of our long-lived assets and a corresponding reduction in earnings and net worth. In fiscal 2006, the company experienced asset write-downs of approximately $6.0 million, all in the upholstery fabrics segment. The company has announced restructuring actions in the upholstery fabrics segment during fiscal 2007 that are expected to result in further net asset write downs of approximately $1.5 million during the fiscal year.

WRITE-OFFS OF ASSETS OR WEAK FINANCIAL PERFORMANCE COULD CAUSE US TO BREACH FINANCIAL COVENANTS IN OUR DEBT AGREEMENTS.

At the end of the third quarter of fiscal 2007, the company had $46.7 million of long-term debt, of which approximately $39.4 million was owed on unsecured senior notes issued in 1998. Under the debt agreements that govern our long-term debt, we are required to maintain compliance with certain financial covenants, including minimum tangible net worth, debt to tangible capitalization, debt to capital, minimum earnings before interest, taxes, depreciation and amortization, and interest and lease payment coverage. The company has been able to maintain compliance with these financial covenants. However, in some cases the "cushion" between the required financial covenants and our actual financial performance has been shrinking. For example, our tangible net worth has decreased significantly in recent years due to asset write offs and operating losses. Additional write-offs of assets or continued operating losses could lead to a breach of financial covenants and a default under our loan agreements. A breach of our debt covenants would give the lenders under our long-term debt agreements the right to declare all of the debt immediately due and payable and to terminate our right to obtain further borrowings. If such an event occurred, it is unlikely that we would be able to repay all of our debt from current resources, and there is no assurance that we would be able to find alternative sources of financing.

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

Our ability to meet our cash obligations depends on our operating cash flow, access to trade credit, and our ability to borrow under our debt agreements. In addition to the cash needs of operating our business, we have substantial debt repayments that are due over the next several years on our unsecured senior notes. During fiscal 2006, in spite of incurring losses, we were able to generate substantial cash flow through reductions of working capital. Our ability to generate cash flow going forward will rely to a heavier degree on our ability to generate profits from our business, and we have not been able to generate earnings on a consistent basis in recent quarters. If we are not able to generate cash during upcoming fiscal periods, we may not be able to provide the funds needed to operate and maintain our business or to make payments on our debt as they become due.

FURTHER LOSS OF MARKET SHARE DUE TO COMPETITION WOULD RESULT IN FURTHER DECLINES IN SALES AND COULD RESULT IN ADDITIONAL LOSSES OR DECREASES IN EARNINGS.

Our business is highly competitive, and in particular the upholstery fabric industry is fragmented and is experiencing an increase in the number of competitors. As a result, we face significant competition from a large number of competitors, both foreign and domestic. We compete with many other manufacturers of fabric, as well as converters who source fabrics from various producers and market them to manufacturers of furniture and bedding. In many cases, these fabrics are sourced from foreign suppliers who have a lower cost structure than the company. The highly competitive nature of our business means we are constantly subject to the risk of losing market share. Our sales have decreased significantly over the past six years due in part to the increased number of competitors in the marketplace, especially foreign sources of fabric. As a result of increased competition, there have been deflationary pressures on the prices for many of our products, which makes it more difficult to pass along increased operating costs such as raw materials, energy or labor in the form of price increases and puts downward pressure on our profit margins. Also, the large number of competitors and wide range of product offerings in our business can make it more difficult to differentiate our products through design, styling, finish and other techniques.

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

Our common stock is currently traded on the New York Stock Exchange (NYSE). Under the NYSE's current listing standards, we are required to have market capitalization or shareholders' equity of more than $75 million to maintain compliance with continued listing standards. During the past year, the company was below the NYSE required minimum for both of these listing standards. As a result, we have been listed as "below compliance" with NYSE listing standards. In accordance with NYSE rules, we submitted a plan for returning to compliance with the listing standards, and this plan has been accepted by the NYSE. As of the end of the third quarter of fiscal 2007, our shareholders' equity was approximately $78.9 million. If the company is not able to return to and maintain compliance with NYSE listing standards, our stock will be delisted from trading on the NYSE, resulting in the need to find another market on which our stock can be listed or causing our stock to cease to be traded on an active market, which could result in a reduction in the liquidity for our stock and a reduction in demand for our stock.

DIFFICULTIES IN INTEGRATING OUR RECENT ACQUISITION COULD NEGATIVELY AFFECT THE SALES AND PROFITS OF OUR MATTRESS FABRICS BUSINESS.

On January 22, 2007, we completed an asset purchase from International Textile Group, Inc. (ITG) in our mattress fabrics business. In order to realize the benefits of that transaction, we must successfully integrate the products and fabric patterns acquired into our business. We are making substantial changes to the mattress fabric product line formerly offered by ITG. We expect the asset acquisition to increase the sales and profits of our mattress fabrics business, but our success will depend upon our ability to retain a substantial portion of the sales to mattress manufacturers formerly served by ITG. If we are not able to retain this business and to maintain service levels, our sales and profits will be adversely affected. In addition, integration activities will place substantial demands on our management, operational resources, and service capabilities. If we experience customer dissatisfaction or operational problems as a result of integrating the additional business acquired, our mattress fabrics business could be negatively affected.


ITEM 5. OTHER INFORMATION.

In a letter dated October 27, 2006, the New York Stock Exchange (NYSE) notified the company that the NYSE has accepted the company's plan for continued listing on the NYSE. As a result of the acceptance, the company's common stock will continue to be listed on the NYSE pending quarterly reviews by the NYSE's
Listing and  Compliance  Committee  to ensure  progress  against  the plan.  The company  previously  announced  that the NYSE  notified  the company that it was considered "below criteria" because the company's average total market capitalization was less than $75 million over a consecutive 30 trading-day period and its shareholders' equity was less than $75 million. As of January 28, 2007, the end of the company's most recent fiscal quarter, the company's shareholders' equity was approximately $78.9 million.

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

10.1 Second Amendment to Note Purchase Agreement by and between Culp, Inc. and the holders of its Senior Notes dated December 6, 2006, filed as
         Exhibit 99(c) to the Company's Form 8-K dated December 7, 2006, and incorporated herein by reference.

10.2 Written Summary of Culp Home Fashions Division Management Incentive Plan, filed as Exhibit 10(a) to the Company's Form 8-K dated December 13, 2006, and incorporated herein by reference.

10.3 Asset Purchase Agreement between Culp, Inc. and International Textile Group, Inc. dated as of January 11, 2007, filed Exhibit 10.1 to the Company's Form 8-K dated January 26, 2007, and incorporated herein by reference.

10.4 Registration Rights and Shareholder Agreement between Culp, Inc. and International Textile Group, Inc. dated as of January 22, 2007, filed
         Exhibit 10.1 to the Company's Form 8-K dated January 26, 2007, and incorporated herein by reference.

10.5 Promissory Note to Wachovia Bank, National Association dated January 22, 2007, filed as Exhibit 10.2 to the Company's Form 8-K dated January 26, 2007, and incorporated herein by reference.

10.6 Tenth Amendment to Amended and Restated Credit Agreement dated January 22, 2007, filed as Exhibit 10.3 to the Company's Form 8-K dated January 26, 2007, and incorporated herein by reference.

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


                                   CULP, INC.
                                  (REGISTRANT)

Date:    March 14, 2007  By:  /S/ FRANKLIN N. SAXON
                              --------------------------------------------------
                              Franklin N. Saxon
                              President
                              (Authorized to sign on behalf of the registrant
                              and also signing as principal financial officer)

                         By:  /S/ KENNETH R. BOWLING
                              --------------------------------------------------
                              Kenneth R. Bowling
                              Vice President-Finance, Treasurer
                              (Authorized to sign on behalf of the registrant and also signing as principal accounting officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER   EXHIBIT

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