Form 10-K
period 2007-04-29
CULP INC
filed 2007-07-19
CIK 723603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 1O-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 29, 2007

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

YES [_] NO [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES [_] NO [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

YES [X] NO[_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act. (Check one):

Large Accelerated Filer [_]    Accelerated Filer [_]  Non-Accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES [_] NO [X]

     As of April 29, 2007, 12,569,291 shares of common stock were outstanding. As of October 29, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $49,080,716 based on the closing sales price of such stock as quoted on the New York Stock Exchange
(NYSE), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company's Proxy Statement to be filed pursuant to Regulation 14A of the Securities and Exchange Commission in connection with its Annual Meeting of Shareholders to be held on September 20, 2007 are incorporated by reference into Part III.

                                   CULP, INC.
                                FORM 10-K REPORT
                                TABLE OF CONTENTS

Item No.                                                                  Page
--------                                                                  ----

                                     PART I

  1.       Business
            Overview........................................................2
            General Information.............................................3
            Segments........................................................3
            Overview of Industry and Markets................................6
            Overview of Bedding Industry....................................6
            Overview of Residential Furniture Industry......................7
            Overview of Commercial Furniture Industry.......................8
            Products........................................................9
            Manufacturing and Sourcing.....................................10
            Product Design and Styling.....................................11
            Distribution...................................................11
            Sources and Availability of Raw Materials......................11
            Seasonality....................................................12
            Competition....................................................13
            Environmental and Other Regulations............................13
            Employees......................................................14
            Customers and Sales............................................14
            Net Sales by Geographic Area...................................15
            Backlog........................................................15

  1A.      Risk Factors....................................................16

  1B.      Unresolved Staff Comments.......................................20

  2.       Properties......................................................21

  3.       Legal Proceedings...............................................21

  4.       Submission of Matters to a Vote of Security Holders.............22

                                     PART II

  5.       Market for the Registrant's Common Equity,  Related Stockholder
            Matters, and Issuer Purchases of Equity Securities.............22

  6.       Selected Financial Data.........................................24

  7.       Management's  Discussion and Analysis of Financial Condition and
            Results of Operations..........................................25

  7A.      Quantitative and Qualitative Disclosures About Market Risk......45

  8.       Consolidated Financial Statements and Supplementary Data........46

  9.       Changes  in  and  Disagreements   with  Accountants  on  Accounting
             and Financial Disclosure......................................81

  9A.      Controls and Procedures.........................................81

  9B.      Other Information...............................................81

Item No.                                                                  Page
--------                                                                  ----

                                    PART III

  10.      Directors,   Executive  Officers,   and  Corporate
               Governance..................................................82

  11.      Executive Compensation..........................................82

  12.      Security  Ownership  of Certain  Beneficial  Owners and
             Management and Related Stockholder Matters....................82

  13.       Certain Relationships, Related Transactions, and Director
            Independence...................................................82

  14.      Principal Accountant Fees and Services..........................82

                                     PART IV

  15.      Exhibits, Financial Statement Schedules.........................83

           Documents Filed as Part of this Report..........................83

           Exhibits........................................................87

           Financial Statement Schedules...................................87

           Signatures......................................................88

           Exhibit Index...................................................89

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION


Parts I and II of this report contain statements that may be deemed "forward-looking statements" within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of
1934). Such statements are inherently subject to risks and uncertainties. Further, forward-looking statements are intended to speak only as of the date on which they are made. Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as "expect," "believe," "estimate," "plan" and "project" and their derivatives, and include but are not limited to statements about expectations for the company's future operations or success, sales, gross profit margins, operating income, SG&A or other expenses, and earnings, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on the company's business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely. In addition, changes in consumer preferences for various categories of furniture coverings, as well as changes in costs to produce such products (including import duties and quotas or other import costs) can have significant effect on demand for the company's products. Also, changes in the value of the U.S. dollar versus other currencies can affect the company's financial results because a significant portion of the company's operations are located outside the United States. Further, economic and political instability in international areas could affect the company's operations or sources of goods in those areas, as well as demand for the company's products in international markets. Also, the level of success in integrating the acquisition of assets from the International Textile Group, Inc. and in capturing and retaining sales to customers related to the acquisition will affect the company's ability to meet its sales goals. Finally, unanticipated delays or costs in executing restructuring actions could cause the cumulative effect of restructuring actions to fail to meet the objectives set forth by management. Further information about these factors, as well as other factors that could affect the company's future operations or financial results and the matters discussed in forward-looking statements are included in the "Risk Factors" section of this report in Item 1A.

                                     PART I

                                ITEM 1. BUSINESS

Overview

Culp, Inc., which we sometimes refer to as the company, manufactures and markets mattress fabrics (also known as mattress ticking) used for covering mattresses and box springs, and upholstery fabrics primarily for use in production of upholstered furniture (residential and commercial). Our executive offices are located in High Point, NC.

Management believes that Culp is the largest producer of mattress fabrics in North America, as measured by total sales, and one of the largest marketers of upholstery fabrics for furniture in North America, again measured by total sales. Our mattress fabrics are used primarily in the production of bedding products, including mattresses, box springs, and mattress sets. Our upholstery fabrics are used in the production of residential and commercial upholstered furniture, sofas, recliners, chairs, loveseats, sectionals, sofa-beds, and office seating. Culp primarily markets fabrics that have broad appeal in the "good" and "better" priced categories of furniture and bedding.

The company has two operating segments - mattress fabrics and upholstery fabrics. The mattress fabric business markets an array of woven and knitted fabrics used by bedding manufacturers. The upholstery fabrics segment markets a wide variety of products in all categories of fabric used as coverings for furniture.

Total net sales in fiscal 2007 were $250.5 million. The mattress fabrics segment had net sales of $107.8 million (43% of total net sales), while the upholstery fabrics segment had net sales of $142.7 million (57% of total net sales). Mattress fabric sales grew during fiscal 2007, while upholstery sales have declined during a time of dramatic changes in the upholstery fabrics industry. In the fourth quarter of fiscal 2007, our total sales of mattress fabrics exceeded sales of upholstery fabrics for the first time. The company expects this trend to grow over the course of fiscal 2008.

Culp markets a variety of fabrics in different categories, including fabrics produced at our manufacturing facilities and fabrics produced by other suppliers. The company had seven active manufacturing plants as of the end of fiscal 2007, which are located in North and South Carolina, Quebec, Canada, and Shanghai, China. We also source fabrics from other manufacturers, located primarily in China, Turkey and in the U.S., with almost all of those fabrics being produced specifically for the company and created by Culp designers. We operate distribution centers in North Carolina and Shanghai, China to facilitate distribution of our products. In recent years, the portion of total company sales represented by fabrics produced outside of our U.S. and Canadian facilities has increased significantly, while sales of goods produced in our U.S. manufacturing plants have decreased. This trend is especially strong in the upholstery fabrics segment, where more than half of our sales now consist of fabrics produced in Asia and where we have recently closed a number of U.S. manufacturing plants.

We have experienced dramatic changes in our business since 2000, in both of our operating segments. Significant demand has arisen for certain fabrics not produced in our U.S. plants, and we have moved rapidly to develop sources for the products being demanded by our customers. Seven years ago, we were a much more vertically integrated manufacturer of fabrics, especially in upholstery fabrics, with large amounts of capital committed to U.S.-based manufacturing fixed assets. Today, the company is a more flexible fabric producer and marketer, with a smaller fixed asset base, but also with significantly lower overall sales. With the changes that have been made over the past seven years, however, we believe we now have a platform upon which we can build to take advantage of the opportunities in the bedding and furniture industries.

A significant development during fiscal year 2007 was an asset acquisition by our mattress fabrics segment from International Textile Group (ITG), as ITG exited the mattress fabrics business. This acquisition allows us to take advantage of recent capital investments at mattress fabrics facilities that have improved our efficiency and production costs, and we believe the transaction will add significantly to the sales and profits of the mattress fabrics segment.

In the upholstery fabrics segment, a significant and growing portion of our fabrics are now produced by other manufacturers, but in most cases the company continues to control important components of the production process, such as design, finishing, quality control and distribution. Microdenier suedes and a variety of other fabrics are now sourced in China through our sourcing, finishing and distribution operation located near Shanghai.

In mattress fabrics, knitted fabrics represent a growing portion of our sales, as consumer demand for this type of mattress covering has risen significantly. These fabrics, along with a portion of our damask product line, are sourced from outside providers. We will continue to look to a variety of sources for mattress ticking to remain flexible and preserve our ability to meet our customers' needs.

As these shifts in our business have continued, the company has dramatically reduced the size and scope of its U.S. upholstery fabrics manufacturing operations, since more than half of our products are now sourced in China. In the mattress fabrics business, a shift by bedding makers to one-sided mattresses, along with product shifts to knitted ticking for top panels of mattresses and common border fabrics, which is the fabric on the side of the mattress and box spring, have affected demand for certain categories of our products. We have made dramatic changes in our operating assets, product mix and business model to address the challenges and opportunities facing the company. Additional information about trends and developments in each of our business segments is provided in the "Segments" discussion below.

General Information

The company was organized as a North Carolina corporation in 1972 and made its initial public offering in 1983. Since 1997, the company has been listed on the New York Stock Exchange and traded under the symbol "CFI." Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30.

Culp maintains an Internet website at www.culpinc.com. We will make this annual report and our other annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, available free of charge on our Internet site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Information included on our website is not incorporated by reference into this annual report.

Segments

Our two operating segments are mattress fabrics and upholstery fabrics. The following table sets forth certain information for each of our segments.

                                    Sales by Fiscal Year ($ in Millions) and
                                       Percentage of Total Company Sales
                                ------------------------------------------------
SEGMENT                           Fiscal 2007    Fiscal 2006     Fiscal 2005
                                ------------------------------------------------
Mattress Fabrics                   $107.8  (43%)  $93.7  (36%)  $105.4     (37%)
                                ------------------------------------------------
Upholstery Fabrics
  Non-U.S.-Produced Sales           $82.4  (33%)  $59.2  (23%)   $31.2     (11%)
  U.S.-Produced Sales               $60.3  (24%) $108.2  (41%)  $149.8     (52%)
                                ------------------------------------------------
       Total Upholstery            $142.7  (57%) $167.4  (64%)  $181.1     (63%)
                                ------------------------------------------------
Total company                      $250.5 (100%) $261.1 (100%)  $286.5    (100%)
                                ------------------------------------------------

Additional financial information about the company's operating segments can be found in footnote 18 to the Consolidated Financial Statements included in Item 8 of this report.

Mattress Fabrics. The mattress fabrics segment manufactures and markets mattress ticking to bedding manufacturers. These fabrics encompass woven jacquard ticking, knitted ticking and printed ticking to a lesser extent, as this product line has become less popular. Culp Home Fashions, as this business is known in the trade, manufacturing facilities are located in Stokesdale, North Carolina, and St. Jerome, Quebec, Canada. Both of these plants manufacture jacquard (damask) ticking, while the St. Jerome plant also produces certain yarn for internal consumption and the Stokesdale plant also produces printed ticking. The Stokesdale plant also has finished goods distribution capabilities and the division offices are also located here. Knitted ticking is sourced from a manufacturer who works closely with the company to produce fabrics according to our proprietary design specifications and quality standards.

In recent years, we have taken significant steps to further enhance our competitive position in this segment by consolidating all of our mattress fabrics manufacturing into the Stokesdale and St. Jerome facilities. The company had capital expenditures during the period fiscal 2005 through 2007 totaling approximately $11.0 million, of which $8.0 million was related to a capital project involving the relocation of ticking looms from an upholstery fabric plant to the existing facilities in the U.S. and Canada, along with the purchase of new weaving machines that are faster and more efficient than the equipment they replaced. Additionally, we had a $1.3 million capital project that significantly enhanced our finishing capabilities in this segment. These capital investments enhanced our capacity and capabilities in the mattress fabrics segment and played a significant role in making the ITG acquisition described below feasible.

In January 2007, we completed an acquisition in our mattress fabrics business, purchasing certain assets from International Textile Group, Inc. (ITG) related to the mattress fabrics product line of ITG's Burlington House division. ITG had made a decision to exit the mattress ticking business, and we purchased ITG's finished goods inventory, certain proprietary rights, and other assets related to the product line. The purchase did not include any accounts receivable or property plant and equipment, and did not involve the assumption of any liabilities other than certain purchase orders. The consideration given for the acquisition was $8.1 million, paid through a combination of cash and the issuance of the company's common stock. In connection with the acquisition, ITG agreed to provide certain transition services and to manufacture goods for us for a limited time to support our efforts to transition the former ITG mattress fabric products into our operations. This acquisition has enhanced our competitive position in the mattress fabrics industry and has provided the opportunity to significantly increase our mattress fabric sales by filling the demand from customers previously served by ITG.

Upholstery Fabrics. The upholstery fabrics segment markets a variety of fabrics for residential and commercial furniture, including jacquard woven fabrics, velvets, microdenier suedes, woven dobbies, knitted fabrics, and piece-dyed woven products. Historically, all of our upholstery fabrics have been produced in our U.S. manufacturing plants. In fiscal year 2007, however, sales of upholstery fabrics made in non-U.S. locations, including our facilities in China, exceeded U.S.-produced sales for the first time. This segment operates fabric manufacturing facilities in Anderson, South Carolina, and Shanghai, China. We market fabrics produced in these two plants, as well as a wide variety of upholstery fabrics sourced from an array of third party producers, mostly in the U.S. and China.

As demand for U.S.-produced upholstery has continued to decline, we have continued to take aggressive steps to reduce our U.S. manufacturing costs, capacity, and selling, general and administrative expenses. In fiscal 2007 we announced the closing of our Graham, North Carolina upholstery plant and our Lincolnton, North Carolina yarn plant. The production from the Graham plant was moved to our Anderson, South Carolina and Shanghai, China plants, with a portion being outsourced to third party suppliers. The remaining yarn production in Lincolnton was outsourced to other suppliers, and we now obtain all of our yarn from third party producers. These plant closings are in addition to a number of substantial restructuring actions in recent years, which have left the company with only one U.S. upholstery manufacturing plant. We have an upholstery distribution facility in Burlington, North Carolina, and our Tupelo, Mississppi distribution operation has been outsourced to a third party provider. The result of our restructuring actions over the past several years has been a large reduction in capacity and related costs for U.S. production of upholstery fabrics, accompanied by a reduction of almost 60% in sales of U.S.-produced fabrics since fiscal 2005 (45% from fiscal 2006 to fiscal 2007).

These developments are a continuation of a longer-term trend that has affected the company and the upholstery fabric business for the past seven years. At the end of fiscal 2000, we had fourteen manufacturing plants in the U.S. for upholstery fabrics, with total sales in the segment of $382 million. The book value of these manufacturing assets in the segment was $92 million at the end of fiscal 2000 and $52 million at the end of fiscal 2004. By comparison, assets currently operating in the upholstery fabrics segment (in the U.S.) have a total book value of $3.4 million. Total segment sales for fiscal 2007 were $142.7 million, and of that amount only $60.3 million represents sales of fabrics produced in the U.S. For additional discussion of restructuring activities in the upholstery fabrics segment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

During the same time that we have been reducing our U.S. upholstery operations in response to declining demand for U.S.-produced fabrics, we have been agressively expanding our operations located in China in response to increasing demand for upholstery products produced in that country. In 2003, we began a strategy to link our strong customer relationships, design expertise and production technology with low cost fabric manufacturers in China in order to deliver enhanced value to our customers throughout the world. The operations near Shanghai, China, began with a finishing and inspection operation, where goods woven in China by selected outside suppliers are treated with finishing processes and subjected to U.S. quality control measures before being distributed to customers. In subsequent years, a variety of finished goods (with no further finishing needed) began to be sourced through our China operations, and in fiscal 2006 the operation was expanded to include a facility where upholstery fabrics are cut and sewn into "kits" that are made to the specifications of furniture manufacturing customers in the U.S. This "cut and sew" operation expanded rapidly during fiscal 2007. Cut and sew "kit" operations have become an important method for furniture producers to reduce production costs by moving a larger percentage of the labor component of furniture manufacturing to lower cost environments, and our participation in this type of operation is an important element of our ability to grow market share. Other developments in our China operations during fiscal 2007 include the introduction of velvet fabric production, expansion of our product development and design capabilities in China, further strengthening of key strategic partnerships with weaving mills, and expanded distribution facilities. Our operations in China now include three manufacturing plants and two buildings devoted to distribution activities. Other expansions of our operations in China are being planned or analyzed, as this region continues to grow as a center of activity in the furniture and upholstery fabric manufacturing industries.

As our activities and opportunities in China continue to expand, our strategy has not changed. The company entered China with the view that we would take advantage of the variety of products and lower cost environment available in China, while still maintaining control of the "value-added" processes such as design, finishing, quality control, and logistics. This strategic approach has allowed us to limit our investment of capital in fixed assets and to lower the costs of our products significantly, while continuing to leverage our design and finishing expertise, industry knowledge and important relationships. In this way, we maintain our ability to provide furniture manufacturers with products from every category of fabric used to cover upholstered furniture, and to meet continually changing consumer preferences.

Overview of Industry and Markets

Culp markets products primarily to manufacturers that operate in three principal markets. The mattress fabrics segment supplies the bedding industry, which produces mattress sets (mattresses, box springs, and foundations). The upholstery fabrics segment supplies the residential and commercial furniture industries. The residential furniture market includes upholstered furniture sold to consumers for household use, including sofas, sleep sofas, chairs, recliners and sectionals. The commercial furniture and fabrics market includes upholstered office seating and modular office systems sold primarily for use in offices and other institutional settings, and commercial textile wall covering. The principal industries into which the company sells products are described below.

Overview of Bedding Industry

The bedding industry has experienced growth in sales in recent years, primarily due to a relatively strong market during these years, as well as higher average selling prices of mattresses. According to the International Sleep Products Association (ISPA), a trade association, the U.S. wholesale bedding industry accounted for an estimated $6.8 billion in sales in 2006, a 4.7% increase over revised numbers for 2005. The industry is comprised of several hundred manufacturers, but the largest four manufacturers accounted for more than 55% of the total wholesale shipments in 2006, while the top fifteen accounted for 80%. The bedding industry has averaged approximately 6.5% annual growth over the past twenty years, with only one year experiencing a decline in revenue (by 0.3% in 2001). It has proven to be a stable and mature industry, and has grown despite several economic downturns over the past twenty years. This stability and resistance to economic downturns is partly due to replacement purchases, which account for an estimated 70% of bedding industry sales.

Unlike the residential furniture industry, which has faced intense competition from imports, the bedding industry has faced limited competition from imports. The primary reasons for this fact include: 1) the short lead times demanded by mattress retailers, 2) the limited inventories carried by retailers, 3) the customized nature of each retailer's product lines, 4) high shipping costs, 5) the relatively low direct labor content in mattresses, and 6) strong brand recognition.

We believe that several important demographic factors are helping to support the bedding industry. In particular, the growth of the aging and affluent segment of the population has a significant impact on the bedding industry. The increasing size of homes and growth in the number of vacation and second homes also play major roles in the demand for bedding in the United States. These trends have been a factor in the size and average selling prices of mattresses being sold in the United States. According to ISPA, while wholesale sales of bedding increased 4.7% in 2006, the number of units sold decreased by 1.4%. Premium and luxury mattresses have been the fastest growing category of bedding in recent years.

While a majority of bedding sales is traditional innerspring bedding, several specialty bedding producers (primarily foam and air-adjustable mattresses) have recorded significant sales gains in recent years. According to industry statistics, specialty bedding producers, which produce mattresses that do not use inner spring construction, grew their sales by 18.6% in 2006. The specialty bedding segment has provided new growth opportunities for bedding producers and those companies that supply components, including fabric, to them.

Other key trends in the bedding industry include:

o Consumers have become increasingly aware of and are concerned with the health benefits of better sleep. This has caused an increased focus on the quality of bedding products and an apparent willingness on the part of consumers to pay more for bedding. The average selling price of mattress sets has increased in recent years, and the fastest growing category of bedding products is premium priced mattresses.

o Over the past several years, the bedding industry has completed a transition to selling "one-sided" mattresses versus "two-sided" mattresses, which had been the industry norm for many years. All of the four largest bedding manufacturers and most others have converted their product lines to the sale of one-sided mattresses. Since a one-sided mattress uses approximately 30% less mattress ticking, overall industry demand for mattress ticking has been significantly reduced by this transition within the bedding industry.

o Mattress manufacturers are using common SKU's and less expensive fabric for borders, which is the ticking that goes around the side of the mattresses and box springs. Virtually all of these border fabrics are woven damask ticking of the type manufactured by the company, and this trend has caused significant pricing pressures in this category of mattress fabric.

o The production of flame-resistant materials for bedding is an increasingly important issue for bedding manufacturers. The State of California's open flame mattress flammability standard became effective in 2006, and a national standard for flame resistance in bedding has now been established, becoming effective July 1, 2007.

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

Overview of Residential Furniture Industry

The residential furniture industry is a mature industry, with long-term growth rates generally close to the overall growth rate of the U.S. economy. According to the American Home Furnishings Alliance (AHFA), a trade association, the U.S. residential furniture industry has grown from $13.6 billion in residential furniture wholesale shipments in 1986 to $27.7 billion in 2006. During the last six years, however, the residential furniture industry has been affected by slow economic conditions, and more substantially by a structural shift to offshore sourcing, primarily from China, which has led to deflation in retail furniture prices.

Key trends and issues facing the residential furniture industry include:

o The sourcing of components and fully assembled furniture from overseas continues to play a major role in the residential furniture industry, with sales of imported furniture growing at a much faster rate than the overall industry. According to Furniture/Today, an industry trade publication, imports of residential furniture into the U.S. grew 7 % to $22 billion in 2006, following an increase of 11% from 2004 to 2005. By far, the largest source for these imports continues to be China, which now accounts for approximately 55% of total U.S. furniture imports. In past years, a large majority of furniture imports from China were wooden "casegoods," but there has been significant recent growth in imports of upholstered furniture components, including upholstery fabric and "cut and sew kits" for furniture covers. This trend has been especially strong for leather furniture, and it now extends to other coverings, including microdenier suedes and the more traditional types of fabrics manufactured by the company.

o Imports of upholstery fabric, both in roll and in "kit" form, have increased rapidly in recent years. An industry trade publication reports that upholstery fabric imports from China tripled in 2006. Fabrics entering the U.S. from China and other low labor cost countries are resulting in increased price competition in the upholstery fabric and upholstered furniture markets.

o Leather and suede upholstered furniture has been gaining market share over the last ten years. This trend has increased over the last five years in large part because selling prices of leather furniture have been declining significantly over this time period. We believe, however, that the rate of increase appears to be leveling off and this trend may be near its peak.

o    The  residential   furniture   industry  has  been   consolidating  at  the
     manufacturing level for several years. The result of this trend is fewer, but larger, customers for marketers of upholstery fabrics.

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

o The company believes that demographic trends support the outlook for long-term growth in the U.S. residential furniture. In particular, "baby boomers" (people born between 1946 to 1964) are reaching their highest earning power and are the most likely group to upgrade their home decor. In addition, many of these individuals are purchasing vacation and second homes, as evidenced by the increasing number of such homes in the U.S. Additionally, the children of the "baby boomers" are entering their college years and are expected to drive the next wave of household formation in the U.S. According to the U.S. Census Bureau, the home ownership rate was 68.9% as of the end of calendar 2006, and the average size of homes in the U.S. continues to increase, further driving purchases of furniture.

Overview of Commercial Furniture Industry

The market for commercial furniture - furniture used in offices and other institutional settings - grew approximately 7.4% from 2005 to 2006, following a 12.7% increase the previous year. Growth during the past three years represents a reversal of a significant decline that had occurred over the three years prior to those. The commercial furniture industry declined significantly from 2001 through 2003, reflecting economic trends affecting businesses, which are the ultimate customers in this industry. According to the Business and Institutional Furniture Manufacturer's Association (BIFMA), a trade association, the commercial furniture market in the U.S. totaled approximately $10.8 billion in 2006 in wholesale shipments by manufacturers. Although higher than 2005, this total still represents a significant decrease from the industry's peak of $13.3 billion in 2000.

Products

As described above, our products include mattress fabrics and upholstery fabrics, which are the company's identified operating segments.

Mattress Fabrics Segment

Mattress fabrics segment sales constituted 43% of sales in fiscal 2007, and 36% in fiscal 2006. The company has emphasized fabrics that have broad appeal at prices generally ranging from $1.35 to $7.50 per yard. The average selling
prices  for  fiscal  2007,  2006,  and  2005  were  $2.35,   $2.26,  and  $2.33,
respectively.

Upholstery Fabrics Segment

Upholstery fabrics segment sales totaled 57% of sales for fiscal 2007, and 64% in fiscal 2006. The company has emphasized fabrics that have broad appeal at "good" and "better" prices, generally ranging from $2.75 to $8.00 per yard. The average selling prices for fiscal 2007, 2006, and 2005 were $4.18, $4.22, and $4.19, respectively.

We market products in all categories of fabric that manufacturers currently use for bedding and furniture. The following table indicates the product lines within each segment, and a brief description of their characteristics.

                        Culp Fabric Categories by Segment
                        ---------------------------------

Mattress Fabrics
----------------

Woven jacquards                  Florals and other intricate designs.
                                 Woven on complex looms using a variety of synthetic and natural yarns.

Prints Variety of designs produced economically by screen printing onto a variety of base fabrics, including jacquards, knits, poly/cotton sheeting and non-wovens.

Knitted Ticking                  Floral and other intricate designs
                                 produced on special-width circular machines utilizing a variety of synthetic and natural yarns. Knitted ticking has inherent stretching properties and spongy softness, and conforms well with layered foam packages.

Upholstery Fabrics
------------------

Woven jacquards                  Elaborate, complex designs such as
                                 florals and tapestries in traditional,
                                 transitional and contemporary styles. Woven on intricate looms using a wide variety of synthetic and natural yarns.

Woven dobbies                    Fabrics that use straight lines to
                                 produce geometric designs such as plaids, stripes and solids in traditional and country styles. Woven on less complicated looms using a variety of weaving constructions and primarily synthetic yarns.

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

Manufacturing and Sourcing

Mattress Fabrics Segment
------------------------

The mattress fabrics segment operates two manufacturing plants, located in Stokesdale and St. Jerome, Quebec, Canada. Over the past three fiscal years, we made capital expenditures of approximately $11.0 million to consolidate all of our production of woven jacquards, or damask ticking, to these two plants and to modernize the equipment in these facilities. The result has been an increase in manufacturing efficiency and a substantial reduction in operating costs. With this new manufacturing configuration, jacquard ticking is woven at both ticking plants, and printed ticking is produced at the Stokesdale facility. Most finishing and inspection processes for mattress fabrics are conducted at the Stokesdale plant.

In addition to the mattress fabrics we manufacture, the company has important supply arrangements in place that allow us to source mattress ticking from strategic suppliers. A sourcing arrangement with a supplier that has established a manufacturing plant in North Carolina near our U.S. distribution facility allows us to source knitted ticking based on designs created by Culp designers. In addition, a portion of our woven jacquard ticking is obtained from a supplier located in Turkey, based on designs created by Culp designers, and we are now sourcing certain specialty ticking products (such as suedes and embroidered fabrics) through our China platform.

Upholstery Fabrics Segment
--------------------------

We currently operate one upholstery manufacturing facility in the U.S. and four in China. During fiscal 2007, we closed our Graham upholstery plant and our Lincolnton yarn plant in a continuation of our efforts to consolidate U.S. upholstery manufacturing assets. Some of the jacquard and dobby production formerly housed at Graham was moved to our Anderson plant, which also produces velvet upholstery fabrics, and our Shanghai, China plants. Other fabric production from the Graham plant was outsourced to third party contract weavers.

Our four upholstery manufacturing facilities in China are all located within the same industrial park near Shanghai. At these plants, we apply strategic value-added finishing processes to fabrics sourced from a limited number of strategic suppliers in China, and we inspect sourced fabric there as well. In addition, the Shanghai operations include a facility where sourced fabric is cut and sewn to provide "kits" that are designed to be placed on specific furniture frames designated by our customers, and we have also begun production of velvet upholstery fabrics at our China facilities.

A large portion of the upholstery fabrics segment's products, as well as certain elements of our production processes, are now being sourced from outside suppliers. The development of our facilities in China has provided a base from which to access a variety of products, including some fabrics (such as microdenier suedes) that are not produced anywhere within the U.S. We have found opportunities to develop significant relationships with key overseas suppliers that allow us to source products on a very cost effective basis while at the same time limiting our investment of capital in manufacturing assets. The company sources unfinished and finished fabrics from a limited number of strategic suppliers in China who are willing to work with the company to commit significant capacity to our needs while working with our product development team to meet the demands of our customers. We also source a substantial portion of our yarns, both for U.S. and China upholstery operations, through our China facilities.

During fiscal 2007, the upholstery fabrics segment completed the move to outsourcing its U.S. yarn production, allowing us to close our last remaining yarn production plant. All of our yarn for upholstery fabric production is now obtained from third party sources. In the past two years, we have also outsourced our yarn extrusion and U.S. decorative fabric finishing operations, allowing us to obtain those services on a variable basis at a lower unit cost from outside suppliers. As these developments have proceeded, we have reduced the carrying value of our fixed assets committed to U.S. upholstery fabric manufacturing from $32.5 million at the end of fiscal 2005 to $3.4 million at the end of fiscal 2007.

Product Design and Styling

Consumer tastes and preferences related to bedding and upholstered furniture change over time. The use of new fabrics and designs remains an important consideration for manufacturers to distinguish their products at retail and to capitalize on changes in preferred colors, patterns and textures. Culp's success is largely dependent on our ability to market fabrics with appealing designs and patterns.

The process of developing new designs involves maintaining an awareness of broad fashion and color trends both in the United States and internationally. The company has developed an upholstery design and product development team (with staff located in the U.S. and in China) that searches continually for new ideas and for the best sources of raw materials, yarns and fabrics, both domestic and international. The team then develops product offerings using these ideas and materials, taking both fashion trends and cost considerations into account, to offer products designed to meet the needs of furniture manufacturers and ultimately the desires of consumers. Upholstery fabric designs are introduced at major fabric trade conferences that occur twice a year in the United States (June and December).

Mattress ticking designs are introduced, once annually, during the summer to fall time frame. Additionally, we work closely with our customers, throughout the year, on new design introductions.

Distribution

Mattress Fabrics Segment
------------------------

All of the company's shipments of mattress fabrics originate from our manufacturing facility in Stokesdale. Through arrangements with major customers and in accordance with industry practice, we maintain a significant inventory of mattress fabrics at our distribution facility in Stokesdale ("make to stock"), so that products may be shipped to customers with short lead times and on a "just in time" basis.

Upholstery Fabrics Segment
--------------------------

The majority of our upholstery fabrics are marketed on a "make to order" basis and are shipped directly from our distribution facilities in Burlington and Shanghai, China. In addition, an inventory comprising a limited number of fabric patterns is held at our distribution facilities in Burlington and Shanghai, China, and a third party facility in Tupelo from which our customers can obtain fabrics on a "purchase from stock" basis through a program known as "Culp Express."

Sources and Availability of Raw Materials

Mattress Fabrics Segment
------------------------

Raw materials account for approximately 70% of mattress ticking production costs. The mattress fabrics segment purchases synthetic yarns (polypropylene, polyester and rayon), rayon staple fiber, certain greige (unfinished) goods, latex adhesives, laminates, dyes and other chemicals. Most of these materials are available from several suppliers, and prices fluctuate based on supply and demand, the general rate of inflation, and particularly on the price of petrochemical products. Much of the rayon yarn used to produce mattress fabric is spun at our Canadian facility. The mattress fabrics segment has generally not had significant difficulty in obtaining raw materials.

Upholstery Fabrics Segment
--------------------------

Raw materials account for approximately 50%-60% of upholstery fabric manufacturing costs for products the Company manufactures. This segment purchases synthetic yarns (polypropylene, polyester, acrylic and rayon), acrylic staple fiber, latex adhesives, dyes and other chemicals from various suppliers.

The upholstery fabric segment has now outsourced all of its yarn requirements, and thus it has become more dependent upon suppliers for components yarn. In addition, we have outsourced a number of our U.S. upholstery fabric manufacturing services to suppliers, such as extrusion of yarn and upholstery fabric finishing. Most recently, we have outsourced a portion of our decorative upholstery fabric weaving, as we wind down operations at our Graham facility. Although U.S produced fabrics are a decreasing portion of our upholstery business, increased reliance by both our U.S. and China upholstery operations on outside suppliers for basic production needs such as base fabrics, yarns, and finishing services has caused the upholstery fabrics segment to become more vulnerable to price increases, delays, or production interruptions caused by problems within businesses that we do not control.

Both Segments
-------------

Many of our basic raw materials are petrochemical products or are produced from such products. For this reason, our material costs are especially sensitive to changes in prices for petrochemicals and the underlying price of oil. Recent increases in market prices for oil have caused significant increases in the raw materials costs of both of our segments.

In addition, the financial condition and performance of a number of U.S.-based yarn suppliers has been severely impacted by the reductions in the overall size of the U.S. textile industry over the last several years. These conditions have increased the risk of business failures or further consolidations among the suppliers to the North American-based portions of our business. We expect this situation to cause additional disruptions and pricing pressures in our supply of certain raw materials, yarns, and textile services obtained in the U.S. as overall demand for textiles produced in the U.S. declines.

Seasonality

Mattress Fabrics Segment
------------------------

The mattress fabrics business and the bedding industry in general are slightly seasonal, with sales being the highest in late spring and late summer, with another peak in mid-winter.

Upholstery Fabrics Segment
--------------------------

The upholstery fabrics business is somewhat seasonal, with increased sales during our second and fourth fiscal quarters. This seasonality results from one-week closings of our manufacturing facilities, and the facilities of most of our customers in the United States, during our first and third fiscal quarters for the holiday weeks of July 4th and Christmas. This effect is becoming less pronounced as a larger portion of our fabrics are produced or sold in locations outside the United States.

Competition

Competition for the company's products is high and is based primarily on price, design, quality, timing of delivery and service.

Mattress Fabrics Segment
------------------------

The mattress fabrics market is concentrated in a few relatively large suppliers. We believe our principal mattress ticking competitors are Bekaert Textiles B.V. and Blumenthal Print Works, Inc., and several smaller companies producing knitted and other ticking.

Upholstery Fabrics Segment
--------------------------

In the upholstery fabric market, we compete against a large number of companies, ranging from a few large manufacturers comparable in size to the company to small producers, and a growing number of "converters" of fabrics (companies who buy and re-sell, but do not manufacture fabrics). We believe our principal upholstery fabric competitors are Richloom Fabrics, Merrimack Fabrics and Morgan Fabrics, and Specialty Textile, Inc. (or STI).

Until approximately six years ago, overseas producers of upholstery fabric had not historically been a source of significant competition for the company. Recent trends, however, have shown significant increased competition in U.S. markets by foreign producers of upholstery fabric, furniture components and finished upholstery furniture, as well as increased sales in the U.S. of leather furniture produced overseas (which competes with upholstered furniture for market share). Industry sources report that imports of upholstery fabric from China tripled during 2006. Foreign manufacturers often are able to produce upholstery fabric and other components of furniture with significantly lower raw material and production costs (especially labor) than those of our U.S. operations and other U.S.-based manufacturers. We compete with lower cost foreign goods on the basis of design, quality, reliability and speed of delivery. In addition, as discussed above, the company has established operations in China to facilitate the sourcing and of goods produced in China.

The trend in the upholstery fabrics industry to greater overseas competition and the entry of more converters has caused the upholstery fabrics industry to become substantially more fragmented in recent years, with lower barriers to entry. This has resulted in a larger number of competitors selling upholstery fabrics, with an increase in competition based on price.

Environmental and Other Regulations

We are subject to various federal and state laws and regulations, including the Occupational Safety and Health Act ("OSHA") and federal and state environmental laws, as well as similar laws governing our manufacturing facilities in China and Canada. We periodically review our compliance with these laws and regulations in an attempt to minimize the risk of violations.

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

We are periodically involved in environmental claims or litigation and requests for information from environmental regulators. Each of these matters is carefully evaluated, and the company provides for environmental matters based on information presently available. Based on this information, we do not believe that environmental matters will have a material adverse effect on either the company's financial condition or results of operations. However, there can be no assurance that the costs associated with environmental matters will not increase in the future.

Employees

As of April 29, 2007, we had 1,140 employees, compared to 1,283 at the end of fiscal 2006. The number of employees has been reduced substantially over the past several years in connection with our restructuring initiatives and efforts to reduce U.S. upholstery fabrics manufacturing costs, as well as initiatives to outsource certain operations. The number of employees located in the U.S. has been reduced even more dramatically, while the number of employees in China has increased (see table below).

The hourly employees at our manufacturing facility in Canada (approximately 17% of the company's workforce) are represented by a local, unaffiliated union. The collective bargaining agreement for these employees expires on February 1, 2008. We are not aware of any efforts to organize any more of our employees, and we believe our relations with our employees are good.

The following table illustrates the changes in the location of our workforce and number of employees, as of year-end, over the past five years.

                                                      Number of Employees
                                ----------------------------------------------------------------
                                 Fiscal 2007  Fiscal 2006  Fiscal 2005  Fiscal 2004 Fiscal 2003
                                ------------  -----------  -----------  ----------- ------------
Mattress Fabrics Segment             361          351           372          362         387
                                ----------------------------------------------------------------
Upholstery Fabrics Segment
     United States (1)               297          659         1,404        1,915       2,100
     China                           479          270           109           40           0
                                ----------------------------------------------------------------
Total Upholstery Fabrics Segment     776          929         1,513        1,955       2,100
                                ----------------------------------------------------------------
Unallocated corporate                  3            3             3            3           3
                                ----------------------------------------------------------------
Total                               1,140        1,283        1,888        2,320       2,490
                                ----------------------------------------------------------------

(1) As of July 19, 2007, there were approximately 260 employees.

Customers and Sales

Mattress Fabrics Segment
------------------------

Major customers for our mattress fabrics include the leading bedding manufacturers: Sealy, Serta (National Bedding), and Simmons. The loss of one or more of these customers would have a material adverse effect on the company. Our mattress fabrics customers also include many small and medium-size bedding manufacturers.

Upholstery Fabrics Segment
--------------------------

Our major customers for upholstery fabrics are leading manufacturers of upholstered furniture, including Ashley, Bassett, Berkline/Benchcraft, Best Home Furnishings, Flexsteel, Furniture Brands International (Broyhill, Thomasville, and Lane), Klaussner Furniture and La-Z-Boy (La-Z-Boy Residential, Bauhaus, and England). Major customers for the company's fabrics for commercial furniture include HON Industries and Global Upholstery. Our largest customer in the upholstery fabrics segment is La-Z-Boy Incorporated, the loss of which would have a material adverse effect on the company. Our sales to La-Z-Boy accounted for approximately 11% of the company's total net sales in fiscal 2007. Patrick
H. Norton, the recently retired Chairman of La-Z-Boy, served on our board of directors until September 2006.

The following table sets forth the company's net sales by geographic area by amount and percentage of total net sales for the three most recent fiscal years.

                                     Net Sales by Geographic Area
                                     ----------------------------
                                        (dollars in thousands)

                           Fiscal 2007              Fiscal 2006             Fiscal 2005
                     ------------------------ ----------------------- ------------------------
United States            $197,748       78.9%    $213,552       81.7%      $254,249      88.7%
                     ------------ ----------- ----------- ----------- ------------- ----------
North America
(Excluding USA)            17,310         6.9      18,944         7.3        22,503        7.9
Far East and Asia          32,683        13.1      28,104        10.8         8,690        3.0
All other areas             2,792         1.1         501         0.2         1,056        0.4
                     ------------ ----------- ----------- ----------- ------------- ----------
Subtotal
 (International)           52,785        21.1      47,549        18.3        32,249       11.3
                     ------------ ----------- ----------- ----------- ------------- ----------
Total                    $250,533      100.0%    $261,101      100.0%      $286,498     100.0%
                     ============ =========== =========== =========== ============= ==========

For additional segment information, see note 18 in the consolidated financial statements.

Backlog

Mattress Fabrics Segment
------------------------

The backlog for mattress ticking is not a reliable predictor of future shipments because the majority of sales are on a just-in-time basis.

Upholstery Fabrics Segment
--------------------------

Although it is difficult to predict the amount of backlog that is "firm," we have reported the portion of the upholstery fabric backlog from customers with confirmed shipping dates within five weeks of the end of the fiscal year. On April 29, 2007, the portion of the upholstery fabric backlog with confirmed shipping dates prior to June 3, 2007 was $10.9 million, all of which are expected to be filled early during fiscal 2008, as compared to $14.8 million as of the end of fiscal 2006 (for confirmed shipping dates prior to June 4, 2006).

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

Our sales have been declining in the upholstery fabrics segment.

We may not be able to restore the upholstery fabrics segment to consistent profitability. In that segment, sales are down significantly, and they have been declining rapidly for U.S. produced fabrics. We have undertaken a number of significant restructuring actions in recent years to address our profitability, including (i) closing a number of U.S. manufacturing facilities, (ii) establishing facilities in China to take advantage of a lower cost environment and greater product diversity, and (iii) outsourcing certain production functions in the U.S., including yarn production, finishing of decorative fabrics, and some weaving. Successful completion of our restructuring plans depends on a number of variables, including our ability to consolidate certain functions, manage manufacturing processes with lower direct involvement, managing a longer supply chain, and similar issues. Current market conditions in the furniture industry are weak, and our sales of upholstery continue to decline. There is no assurance that we will be able to manage our restructuring activities successfully or restore the upholstery fabrics segment consistent to profitability.

Increased reliance on offshore operations and foreign sources of products or raw materials increases the likelihood of disruptions to our supply chain or our ability to deliver products to our customers on a timely basis.

During recent years, we have expanded our operations in China, and in addition we have been purchasing an increasing share of our products and raw materials from offshore sources. At the same time, our domestic manufacturing capacity for the upholstery fabrics segment has been greatly reduced. These changes have caused the company to place greater reliance on a much longer supply chain and on a larger number of suppliers that we do not control, which are inherently subject to greater risks of delay or disruption. In addition, operations and sourcing in foreign areas are subject to the risk of changing local governmental rules, taxes, changes in import rules or customs, potential political unrest, or other threats that could disrupt or increase the costs of operating in foreign areas or sourcing products overseas. Also, changes in relative values of currencies could increase our costs. Any of the risks associated with foreign operations and sources could cause unanticipated increases in operating costs or disruptions in business, which could negatively impact our ultimate financial results.

We may have difficulty managing the outsourcing arrangements increasingly being used by the company for products and services.

The company is relying more on outside sources for various products and services, including yarn and other raw materials, greige (unfinished) fabrics, finished fabrics, and services such as weaving and finishing. Increased reliance on outsourcing lowers our capital investment and fixed costs, but it decreases the amount of control that we have over certain elements of our production capacity. Interruptions in our ability to obtain raw materials, other required products or services from our outside suppliers on a timely and cost effective basis, especially if alternative suppliers cannot be immediately obtained, could disrupt our production and damage our financial results.

Further write-offs or write-downs of segment assets would result in a decrease in our earnings.

The company has long-lived assets, consisting mainly of property, plant and equipment. Accounting rules require that these assets be tested for impairment of their valuation at least annually, as well as upon the occurrence of certain events. When assets are taken out of service, which has occurred recently on several occasions in connection with our restructuring activities, they must be tested for impairment, which can result in significant write-downs in the value of those assets. Restructuring activities and other tests for impairment have resulted and could in the future result in the write-down of a portion of our long-lived assets and a corresponding reduction in earnings and net worth. In fiscal 2007, the company experienced asset write-downs of approximately $1.5 million, all in the upholstery fabrics segment. In addition we reported a deferred income tax asset of $31.1 million as of April 29, 2007. The valuation of this asset must be tested on a periodic basis against the likelihood of realizing its full value, and our continued ability to carry this asset at its full value depends upon our ability to generate taxable income in the future attributable to U.S. operations.

Changes in the price, availability and quality of raw materials could increase our costs or cause production delays and sales interruptions, which would result in decreased earnings.

We depend upon outside suppliers for most of our raw material needs, and increasingly we rely upon outside suppliers for component materials such as yarn and unfinished fabrics, as well as for certain services such as finishing and weaving. Fluctuations in the price, availability and quality of these goods and services could have a negative effect on our production costs and ability to meet the demands of our customers, which would affect our ability to generate sales and earnings. In many cases, we are not able to pass through increased costs of raw materials or increased production costs to our customers through price increases. In particular, many of our basic raw materials are petrochemical products or are produced from such products. For this reason, our material costs are especially sensitive to changes in prices for petrochemicals and the underlying price of oil. Increases in prices for oil, petrochemical products or other raw materials and services provided by outside suppliers could significantly increase our costs and negatively affect earnings.

Increases in energy costs would increase our operating costs and could adversely affect earnings.

Higher prices for electricity, natural gas and fuel increase our production and shipping costs. A significant shortage, increased prices, or interruptions in the availability of these energy sources would increase the costs of producing and delivering products to our customers, and would be likely to adversely affect our earnings. In many cases, we are not able to pass along the full extent of increases in our production costs to customers through price increases. During fiscal 2007, energy prices increased significantly, in part due to increases in the price of oil and other petrochemical products. Although some price increases were implemented to offset the effect of these increased costs, we were not able to fully recoup these costs, and operating margins were negatively affected. Further increases in energy costs could have a negative effect on our earnings.

Business difficulties or failures of large customers could result in a decrease in our sales and earnings.

The company currently has several customers that account for a substantial portion of its sales. In the mattress fabric segment, several large bedding manufacturers have large market shares and comprise a significant portion of our mattress fabric sales. In the upholstery fabrics segment, La-Z-Boy Inc. accounted for 11% of consolidated net sales during fiscal 2007, and several other large furniture manufacturers comprised a significant portion of sales. A business failure or other significant financial difficulty by one or more of our major customers could cause a significant loss in sales, an adverse effect on our earnings, and collection of our trade accounts receivable.

If we are unable to manage our cash effectively, we will not have funds available to repay debt and to maintain the flexibility necessary for successful operation of our business.

Our ability to meet our cash obligations depends on our operating cash flow, access to trade credit, and our ability to borrow under our debt agreements. In addition to the cash needs of operating our business, we have substantial debt repayments that are due over the next several years on our unsecured senior notes (see note 12 to the consolidated financial statements). During fiscal 2006 and 2007, in spite of incurring losses, we were able to generate substantial cash flow through reductions of working capital. Our ability to generate cash flow going forward will rely to a heavier degree on our ability to generate profits from our business, and we have not been able to generate earnings on a consistent basis in recent quarters. If we are not able to generate cash during the coming year, we may not be able to provide the funds needed to operate and maintain our business or to make payments on our debt as they become due.

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

We must comply with a number of governmental regulations applicable to our business, and changes in those regulations could adversely affect our business.

Our products and raw materials are and will continue to be subject to regulation in the United States by various federal, state and local regulatory authorities. In addition, other governments and agencies in other jurisdictions regulate the manufacture, sale and distribution of our products and raw materials. For example, standards for flame resistance of fabrics have been recently adopted in the state of California, and additional standards are applicable on a nationwide basis beginning July 1, 2007. Also, rules and restrictions regarding the importation of fabrics and other materials, including custom duties, quotas and other regulations, are continually changing. Environmental laws, labor laws, tax regulations and other regulations also continually affect our business. All of these rules and regulations can and do change from time to time, which can increase our costs or require us to make changes in our manufacturing processes, product mix, sources of products and raw materials, or distribution. Changes in the rules and regulations applicable to our business may negatively impact our sales and earnings.

The company's market capitalization and shareholders equity fell below the level required for continued listing on the New York Stock Exchange in recent years.

Our common stock is currently traded on the New York Stock Exchange (NYSE). Under the NYSE's current listing standards, we are required to have market capitalization or shareholders equity of more than $75 million to maintain compliance with continued listing standards. The company's market capitalization fell below $75 million during fiscal 2006 and parts of fiscal 2007. Our shareholders' equity was below $75 million at the end of fiscal 2006 and during the first half of fiscal 2007. As a result, the company has been listed during fiscal 2007 as "below compliance" with NYSE listing standards, and we were required to submit a plan regarding our ability to return to and maintain compliance with these standards. If the company is not able to maintain compliance with the NYSE standards, our stock will be delisted from trading on the NYSE, resulting in the need to find another market on which our stock can be listed or causing our stock to cease to be traded on an active market, which could result in a reduction in the liquidity for our stock and a reduction in demand for our stock. As of April 29, 2007, the company's market capitalization over a 30 trading-day period and shareholders' equity exceeded the level required for continued listing on the NYSE.


                       ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

                               ITEM 2. PROPERTIES

The company's headquarters are located in High Point, North Carolina. As of the end of fiscal 2007, the company owned or leased ten (10) active and three (3) inactive manufacturing or distribution facilities, and a corporate headquarters. The following is a list of the company's principal administrative, manufacturing and distribution facilities. The manufacturing facilities and distribution centers are organized by segment.

                                                                           Approx.
                                                                         Total Area          Expiration
Location                                     Principal Use                (Sq. Ft.)         of Lease (1)
--------                                     -------------               ----------         ------------

o Administrative:
       High Point, North Carolina             Upholstery fabric                                Owned
                                              division offices             55,000
                                              and corporate
                                              headquarters
o Mattress Fabrics:
       Stokesdale, North Carolina             Manufacturing,                                   Owned
                                              distribution,                230,000
                                              and division offices
       St. Jerome, Quebec, Canada             Manufacturing                202,500             Owned

o Upholstery Fabrics:
       Anderson, South Carolina               Manufacturing                99,000              Owned
       Burlington, North Carolina             Finished goods
                                               distribution                132,000              2007
       Shanghai, China                        Manufacturing and
                                               offices                     69,000               2009
       Shanghai, China                        Manufacturing and
                                               distribution                100,000              2008
       Shanghai, China                        Manufacturing and
                                               warehousing                 90,000               2009
       Shanghai, China(3)                     Manufacturing and
                                               warehousing                 139,000              2009
o Inactive:
       Chattanooga, Tennessee                 Idle                         290,000              2008
       Graham, North Carolina                 Idle                         341,000             Owned
       Lincolnton, North Carolina             Idle                         78,000              Owned
       Tupelo, Mississippi (2)                Regional distribution        57,000               2008
---------------------------------------------------------------------
(1) Includes all options to renew, except for inactive properties.
(2) Facility was closed in June 2007.
(3) Represents two separate facilities under one lease.

The company believes that its facilities are in good condition, well-maintained and suitable and adequate for present utilization. Due to the continuation of significant restructuring efforts in the upholstery fabrics segment during fiscal 2007, including closing multiple plant locations, determining an accurate measure of capacity by segment is difficult. In the mattress fabrics segment, however, management has estimated that the company has manufacturing capacity to produce approximately 2% more products (measured in yards) than it sold during fiscal 2007. In addition, the company has the ability to source additional mattress ticking and upholstery fabrics from outside suppliers, further increasing its ultimate output of finished goods.


                            ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which the company, or its subsidiaries, is a party or of which any of their property is the subject that are required to be disclosed under this item.

                       ITEM 4. SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter ended April 29, 2007.

                                     PART II

                   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON
                    EQUITY, RELATED STOCKHOLDER MATTERS, AND
                      ISSUER PURCHASES OF EQUITY SECURITIES

Registrar and Transfer Agent

      Computershare Trust Company, N.A.
      c/o Computershare Investor Services
      Post Office Box 43078
      Providence, Rhode Island 02940-3078
      (800) 254-5196
      (781) 575-2879 (Foreign shareholders)
      www.computershare.com\equiserve

Stock Listing

Culp, Inc. common stock is traded on the New York Stock Exchange under the symbol CFI. As of April 29, 2007, Culp, Inc. had approximately 1,500 shareholders based on the number of holders of record and an estimate of individual participants represented by security position listings.

At April 30, 2006, the company's market capitalization and shareholders' equity fell below the level required for continued listing on the NYSE. Under the NYSE's current listing standards, the company is required to have market capitalization over a consecutive 30 trading-day period or shareholders' equity of more than $75 million to maintain compliance with continued listing standards. In a letter dated October 27, 2006, the NYSE notified the company that the NYSE has accepted the company's plan for continued listing on the NYSE. As a result of the acceptance, the company's common stock will continue to be listed on the NYSE pending quarterly reviews by the NYSE's Listing and Compliance Committee to ensure progress against the plan. As of April 29, 2007, the company's market capitalization over a 30 trading-day period and shareholders' equity exceeded the level required for continued listing on the NYSE.

Analyst Coverage

These analysts cover Culp, Inc.:

      Morgan Keegan - Laura Champine, CFA
      Raymond, James & Associates - Budd Bugatch, CFA
      Value Line - Craig Sirois

Performance Comparison

The following graph shows changes over the five-year period ended April 29, 2007 in the value of $100 invested in (1) the common stock of the company, (2) the Hemscott Textile Manufacturing Group Index (formerly named Core Data Textile Manufacturing Group Index) reported by Standard and Poor's, consisting of twenty-nine companies (including the company) in the textile industry, and (3) the Standard & Poor's 500 Index.

The graph assumes an initial investment of $100 at the end of fiscal 2002 and the reinvestment of all dividends during the periods identified.

               [SEE SUPPLEMENTAL PDF FOR STOCK PERFORMANCE GRAPH]

Copyright (C) 2007 Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Market Information

See Item 6, Selected Financial Data, and Selected Quarterly Data in Item 8, for market and dividend information regarding the company's common stock.

         ITEM 6. SELECTED FINANCIAL DATA
                                                                                                                          percent
                                                                        fiscal    fiscal    fiscal    fiscal    fiscal    change
(amounts in thousands, except per share amounts)                         2007      2006      2005      2004      2003    2007/2006
----------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) STATEMENT DATA
  net sales                                                            $250,533   261,101   286,498   318,116   339,646   (4.0)%
  cost of sales (6)                                                     219,328   237,233   260,341   259,794   282,073   (7.5)
----------------------------------------------------------------------------------------------------------------------------------
    gross profit                                                         31,205    23,868    26,157    58,322    57,573    30.7
  selling, general, and administrative expenses (6)                      27,030    28,954    35,357    41,019    40,040    (6.6)
  goodwill impairment                                                         -         -     5,126         -         -       -
  restructuring (credit) expense and asset impairment (6)                 3,534     10,273   10,372    (1,047)   12,981   (65.6)
----------------------------------------------------------------------------------------------------------------------------------
    income (loss) from operations                                           641    (15,359) (24,698)   18,350     4,552   104.2
  interest expense                                                        3,781      4,010    3,713     5,528     6,636    (5.7)
  interest income                                                          (207)      (126)    (134)     (376)     (596)   64.3
  early extinguishment of debt                                                -          -        -     1,672         -       -
  other expense                                                              68        634      517       750       805   (89.3)
----------------------------------------------------------------------------------------------------------------------------------
    income (loss) before income taxes                                    (3,001)   (19,877) (28,794)   10,776    (2,293)   84.9
  income taxes                                                           (1,685)    (8,081) (10,942)    3,556    (1,557)  (79.1)
----------------------------------------------------------------------------------------------------------------------------------
    income (loss) before cumulative effect of accounting change          (1,316)   (11,796) (17,852)    7,220      (736)   88.8
  cumulative effect of accounting change, net of income tax                   -          -        -         -   (24,151)      -
----------------------------------------------------------------------------------------------------------------------------------
    net income (loss)                                                  $ (1,316)   (11,796) (17,852)    7,220   (24,887)   88.8
==================================================================================================================================
  depreciation (7)                                                     $  7,849     14,362   18,884    13,642    13,990   (45.3)
==================================================================================================================================
  weighted average shares outstanding                                    11,922     11,567   11,549    11,525    11,462     3.1
  weighted average shares outstanding, assuming dilution                 11,922     11,567   11,549    11,777    11,462     3.1
==================================================================================================================================
PER SHARE DATA
  basic income (loss) per share:
    income (loss) before cumulative effect of accounting change        $  (0.11)     (1.02)   (1.55)     0.63     (0.06)    N.M
    cumulative effect of accounting change                                    -          -        -         -     (2.11)      -
----------------------------------------------------------------------------------------------------------------------------------
    net income (loss)                                                  $  (0.11)     (1.02)   (1.55)     0.63     (2.17)    N.M
----------------------------------------------------------------------------------------------------------------------------------

  diluted income (loss) per share:
    income (loss) before cumulative effect of accounting change        $  (0.11)     (1.02)   (1.55)     0.61     (0.06)    N.M
    cumulative effect of accounting change                                    -          -        -         -     (2.11)      -
----------------------------------------------------------------------------------------------------------------------------------
    net income (loss)                                                  $  (0.11)     (1.02)   (1.55)     0.61     (2.17)    N.M
----------------------------------------------------------------------------------------------------------------------------------
  book value                                                               6.29       6.39     7.43      8.95      8.33    (1.6)
==================================================================================================================================
BALANCE SHEET DATA
  operating working capital (5)                                        $ 46,335     44,907   56,471    64,441    61,937     3.2%
  property, plant and equipment, net                                     37,773     44,639   66,032    77,770    84,962   (15.4)
  total assets                                                          159,946    157,467  176,123   193,816   218,153     1.6
  capital expenditures                                                    4,227      6,470   14,360     6,747    12,229   (34.7)
  long-term debt and lines of credit (1)                                 40,753     47,722   50,550    51,030    76,500   (14.6)
  shareholders' equity                                                   79,077     74,523   85,771   103,391    95,765     6.1
  capital employed (3)                                                  109,661    112,531  131,214   139,853   157,910    (2.6)
==================================================================================================================================
RATIOS & OTHER DATA
  gross profit margin                                                      12.5%       9.1%     9.1%     18.3%     17.0%
  operating income (loss) margin                                            0.3%      (5.9)%   (8.6)%     5.8%      1.3%
  net income (loss) margin before cumulative effect of
  accounting change                                                        (0.5)%     (4.5)%   (6.2)%     2.3%     (0.2)%
  effective income tax rate                                                56.1%      40.7%    38.0%     33.0%     67.9%
  long-term debt to total capital employed ratio (1)                       37.2%      42.4%    38.5%     36.5%     48.4%
  operating working capital turnover (5)                                    5.3        5.0      4.8       5.2       5.0
  days sales in receivables                                                  41         39       35        34        33
  inventory turnover                                                        5.7        5.4      5.2       5.3       5.3
==================================================================================================================================
STOCK DATA
  stock price
    high                                                               $   8.52       5.23     9.10     12.28     17.89
    low                                                                    4.24       3.83     4.20      5.05      3.75
    close                                                                  8.50       4.64     4.70      8.61      5.00
  P/E ratio (2)
    high (4)                                                               N.M.       N.M.      N.M.       20      N.M.
    low (4)                                                                N.M.       N.M.      N.M.        8      N.M.
  daily average trading volume (shares)                                    17.8      12.5      21.1      55.9      92.3
==================================================================================================================================

(1) Long-term debt includes long- and current maturities of long-term debt and lines of credit.
(2) P/E ratios based on trailing 12-month net income (loss) per share
(3) Capital employed includes long-term debt and shareholders' equity
(4) N.M - Not meaningful
(5) Operating working capital for this calculation is accounts receivable, inventories and accounts payable
(6) The company incurred restructuring and related charges in fiscal 2007, 2006, 2005, 2003, and 2002. See note 3 of the company's consolidated financial statements
(7) Includes accelerated depreciation of $1.2, $5.0 and $6.0 million for fiscal 2007, 2006 and 2005, respectively.

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes attached thereto.

Overview

The company's fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The years ended April 29, 2007, and April 30, 2006, each included 52 weeks. The company's operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures and sells fabrics to bedding manufacturers. The upholstery fabrics segment primarily sources and manufacturers and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

The company evaluates the operating performance of its segments based upon income (loss) from operations before restructuring and related charges or credits, goodwill impairment, and certain unallocated corporate expenses. Unallocated corporate expenses represent primarily compensation and benefits for certain executive officers and all costs related to being a public company. Segment assets include assets used in the operation of each segment and primarily consist of accounts receivable, inventories, and property, plant and equipment.

The company's net sales for fiscal 2007 decreased 4.0% to $250.5 million, compared with $261.1 million for fiscal 2006. The overall sales decline reflects a decline in upholstery fabric sales mostly offset by an increase in mattress fabric sales in fiscal 2007. The sales decline in the upholstery fabrics segment was attributable to continued soft demand industry-wide for U.S. produced fabrics, driven by consumer preference for leather and suede furniture and other imported fabrics, including an increasing amount of cut and sewn kits. This sales decline in domestically produced upholstery fabrics was partially offset by growth in sales from non-U.S. produced upholstery fabrics from the company's China operations. Sales of non-U.S. produced fabrics were $82.4 million, up 39.2% from $59.2 million in fiscal 2006. In the mattress fabrics segment, the increase in sales is primarily due to the company's acquisition of the mattress fabrics product line of International Textile Group, Inc.'s ("ITG") Burlington House Division completed at the end third quarter of fiscal 2007 and a shift in product mix to increased sales of substantially higher priced knitted ticking.

The company reported a net loss of $1.3 million, or $0.11 per share diluted, compared with a net loss of $11.8 million, or $1.02 per share diluted in fiscal 2006. Restructuring and related charges, after taxes, of $5.2 million were included in the net loss for fiscal 2007. In addition, restructuring and related charges, after taxes, of $11.4 million were included in the net loss for fiscal 2006. This overall improvement in net loss reflects a significant decrease in restructuring and related charges in fiscal 2007 of $8.4 million compared with $17.9 million in fiscal 2006 in the upholstery fabrics segment. Also, this overall improvement reflects higher sales volume and full plant utilization as a result of the addition of the mattress fabrics product line of ITG's Burlington House Division and a shift in the product mix to increased sales of substantially higher priced knitting mattress ticking. In addition, the overall improvement reflects continued growth in sales and profits of non-U.S. produced upholstery fabrics, lower U.S. upholstery fabrics manufacturing fixed costs and variances, and lower selling, general, and administrative expenses resulting from the company's restructuring efforts in the upholstery fabrics segment.

Results of Operations

The following table sets forth certain items in the company's consolidated statements of loss as a percentage of net sales.

                                                  2007    2006     2005
                                                  ----    ----     ----
Net sales                                        100.0%  100.0%   100.0%
Cost of sales                                     87.5    90.9     90.9
                                                  ----    ----    -----
     Gross profit                                 12.5     9.1      9.1
Selling, general and administrative expenses      10.8    11.1     12.3
Goodwill impairment                                0.0     0.0      1.8
Restructuring expense and asset impairments        1.4     3.9      3.6
                                                  ----    ----    -----
     Income (loss) from operations                 0.3    (5.9)    (8.6)
Interest expense, net                              1.4     1.5      1.3
Other expense                                     (0.0)    0.2      0.2
                                                  ----    ----    -----
     Loss before income taxes                     (1.2)   (7.6)   (10.1)
Income taxes *                                    56.1    40.7     38.0
                                                  ----    ----    -----
     Net loss                                     (0.5)%  (4.5)%   (6.2)%
                                                  =====  ======   ======

* Calculated as a percentage of income (loss) before income taxes


The following tables set forth the company's sales, gross profit and operating income (loss) by segment for the fiscal years ended April 29, 2007, April 30, 2006 and May 1, 2005.

                                                           CULP, INC.
                                 SALES, GROSS PROFIT AND OPERATING INCOME (LOSS) BY SEGMENT
                                FOR THE TWELVE MONTHS ENDED APRIL 29, 2007 AND APRIL 30, 2006

                                                   (Amounts in thousands)

                                                                                  YEARS ENDED
                                                         -----------------------------------------------------------

                                                                   Amounts                   Percent of Total Sales
                                                         --------------------------         ------------------------
                                                            April 29,    April 30,   % Over   April 29,   April 30,
Net Sales by Segment                                          2007          2006    (Under)     2007         2006
-------------------------------------------------------- -------------  ----------- ------- -----------  -----------

Mattress Fabrics                                        $  107,797       93,688       15.1%       43.0%        35.9%
Upholstery Fabrics                                         142,736      167,413      (14.7)%      57.0%        64.1%
                                                         -------------  ----------- ------- -----------  -----------

     Net Sales                                          $  250,533      261,101       (4.0)%     100.0%       100.0%
                                                         =============  =========== ======= ===========  ===========

Gross Profit by Segment                                                                       Gross Profit Margin
--------------------------------------------------------                                    ------------------------

Mattress Fabrics                                        $   18,610       13,579       37.0%       17.3%        14.5%
Upholstery Fabrics                                          17,397       14,909       16.7%       12.2%         8.9%
                                                         -------------  ----------- ------- -----------  -----------
     Subtotal                                               36,007       28,488       26.4%       14.4%        10.9%

Restructuring related charges                               (4,802)(1)   (4,620)(4)    3.9%       (1.9)%       (1.8)%
                                                         -------------  ----------- ------- -----------  -----------

     Gross Profit                                       $   31,205       23,868       30.7%       12.5%         9.1%
                                                         =============  =========== ======= ===========  ===========

Sales, General and Administrative expenses by Segment                                            Percent of Sales
--------------------------------------------------------                                    ------------------------

Mattress Fabrics                                        $    7,856        6,724       16.8%        7.3%         7.2%
Upholstery Fabrics                                          15,065       15,863       (5.0)%      10.6%         9.5%
Unallocated corporate expenses                               4,051        3,345       21.1%        1.6%         1.3%
                                                         -------------  ----------- ------- -----------  -----------
     Subtotal                                               26,972       25,932        4.0%       10.8%         9.9%

Restructuring related charges                                   58(2)     3,022(5)   (98.1)%       0.0%         1.2%
                                                         -------------  ----------- ------- -----------  -----------

     Selling, General and Administrative expenses       $   27,030       28,954       (6.6)%      10.8%        11.1%
                                                         =============  =========== ======= ===========  ===========

Operating Income (loss) by Segment                                                           Operating Income (Loss)
--------------------------------------------------------                                             Margin
                                                                                            ------------------------

Mattress Fabrics                                        $   10,754        6,855       56.9%       10.0%         7.3 %
Upholstery Fabrics                                           2,332         (954)     344.4%        1.6%        (0.6)%
Unallocated corporate expenses                              (4,051)      (3,345)     (21.1)%      (1.6)%       (1.3)%
                                                         -------------  ----------- ------- -----------  -----------
     Subtotal                                                9,035        2,556      253.5%        3.6%         1.0 %

Restructuring expense and restructuring related charges     (8,394)(3)  (17,915)(6)  (53.1)%      (3.4)%       (6.9)%
                                                         -------------  ----------- ------- -----------  -----------

     Operating Income (loss)                            $      641      (15,359)     104.2%        0.3%        (5.9)%
                                                         =============  =========== ======= ===========  ===========

Depreciation by Segment
--------------------------------------------------------

Mattress Fabrics                                        $    3,679        3,662        0.5%
Upholstery Fabrics                                           2,923        5,740      (49.1)%
                                                         -------------  ----------- -------
     Subtotal                                                6,602        9,402      (29.8)%
Accelerated Depreciation                                     1,247        4,960      (74.9)%
                                                         -------------  ----------- -------
Total Depreciation                                      $    7,849       14,362      (45.3)%
                                                         =============  =========== =======


(1) The $4.8 million represents restructuring related charges of $2.4 million for inventory markdowns, $1.2 million for accelerated depreciation, $1.2 million for operating costs associated with the closing of plant facilities.

(2) The $58,000 represents operating costs associated with the closing of plant facilities.

(3) The $8.4 million represents restructuring and related charges of $2.4 million for inventory markdowns, $1.5 million for write-downs of buildings and equipment, $1.4 million for asset movement costs, $1.2 million for accelerated depreciation, $1.2 million for operating costs associated with the closing of plant facilities, $909,000 for employee termination benefits, $706,000 for lease termination and other exit costs, and a credit of $930,000 for sales proceeds received on equipment with no carrying value. Of this total charge, $4.8 million, $58,000, and $3.5 million were included in cost of sales, selling, general, and administrative expenses, and restructuring expense, respectively.

(4) The $4.6 million represents restructuring related charges of $2.0 million for inventory markdowns, $1.9 million for accelerated depreciation and $665,000 for operating costs associated with closing of plant facilities.

(5)  The $3.0 million represents accelerated depreciation.

(6) The $17.9 million represents restructuring and related charges of $6.0 million for write-downs of buildings and equipment, $5.0 million for accelerated depreciation, $2.2 million for asset movement costs, $2.0 million for inventory markdowns, $1.7 million for employee termination benefits, $665,000 for operating costs associated with the closing of plant facilities, and $316,000 for lease termination and other exit costs. Of this total charge $4.6 million, $3.0 million, and $10.3 million were included in cost of sales, selling, general, and administrative expenses, and restructuring expense, respectively.

                                                          CULP, INC.
                                  SALES, GROSS PROFIT AND OPERATING INCOME (LOSS) BY SEGMENT
                                      FOR THE YEARS ENDED APRIL 30, 2006 AND MAY 1, 2005

                                                     (Amounts in thousands)

                                                                                  YEARS ENDED
                                                         -----------------------------------------------------------

                                                                   Amounts                   Percent of Total Sales
                                                         --------------------------         ------------------------
                                                           April 30,       May 1,    % Over  April 30,      May 1,
Net Sales by Segment                                         2006           2005    (Under)     2006         2005
-------------------------------------------------------- -------------  ----------- ------- -----------  -----------

Mattress Fabrics                                        $   93,688      105,432      (11.1)%      35.9%        36.8%
Upholstery Fabrics                                         167,413      181,066       (7.5)%      64.1%        63.2%
                                                         -------------  ----------- ------- -----------  -----------

     Net Sales                                          $  261,101      286,498       (8.9)%     100.0%       100.0%
                                                         =============  =========== ======= ===========  ===========

Gross Profit by Segment                                                                        Gross Profit Margin
------------------------------------------------------------                                ------------------------

Mattress Fabrics                                        $   13,579       16,819      (19.3)%      14.5%        16.0%
Upholstery Fabrics                                          14,909       16,899      (11.8)%       8.9%         9.3%
                                                         -------------  ----------- ------- -----------  -----------
     Subtotal                                               28,488       33,718      (15.5)%      10.9%        11.8%

Restructuring Related Charges                               (4,620)(1)   (7,561)(4)  (38.9)%      (1.8)%       (2.6)%
                                                         -------------  ----------- ------- -----------  -----------

     Gross Profit                                       $   23,868       26,157       (8.8)%       9.1%         9.1%
                                                         =============  =========== ======= ===========  ===========

Selling, General and Administrative Expenses by Segment                                        Percent of Sales
------------------------------------------------------------                                ------------------------

Mattress Fabrics                                        $    6,724        7,430       (9.5)%       7.2%         7.0%
Upholstery Fabrics                                          15,863       23,334      (32.0)%       9.5%        12.9%
Unallocated Corporate Expenses                               3,345        4,480      (25.3)%       1.3%         1.6%
                                                         -------------  ----------- ------- -----------  -----------
   Subtotal                                                 25,932       35,244      (26.4)%       9.9%        12.3%

Restructuring Related Charges                                3,022(2)       113(5)  2,574.3%       1.2%         0.0%
                                                         -------------  ----------- ------- -----------  -----------

     Selling, General and Administrative expenses       $   28,954       35,357      (18.1)%      11.1%        12.3%
                                                         =============  =========== ======= ===========  ===========

Operating Income (Loss) by Segment                                                           Operating Income (Loss)
------------------------------------------------------------                                         Margin
                                                                                            ------------------------

Mattress Fabrics                                        $    6,855        9,389      (27.0)%       7.3%         8.9%
Upholstery Fabrics                                            (954)      (6,435)      85.2%       (0.6)%       (3.6)%
Unallocated Corporate Expenses                              (3,345)      (4,480)      25.3%       (1.3)%       (1.6)%
                                                         -------------  ----------- ------- -----------  -----------
     Subtotal                                                2,556       (1,526)     267.5%        1.0%        (0.5)%

Goodwill Impairment                                              -       (5,126)(6) (100.0)%       0.0%        (1.8)%
Restructuring and Related Charges                          (17,915)(3)  (18,046)(7)   (0.7)%      (6.9)%       (6.3)%
                                                         -------------  ----------- ------- -----------  -----------

     Operating Loss                                     $  (15,359)     (24,698)      37.8%       (5.9)%       (8.6)%
                                                         =============  =========== ======= ===========  ===========

Depreciation by Segment
------------------------------------------------------------

Mattress Fabrics                                        $    3,662        3,635        0.7%
Upholstery Fabrics                                           5,740        9,227      (37.8)%
                                                         -------------  ----------- -------
     Subtotal                                                9,402       12,862      (26.9)%
Accelerated Depreciation                                     4,960        6,022      (17.6)%
                                                         -------------  ----------- -------
Total Depreciation                                      $   14,362       18,884      (23.9)%
                                                         =============  =========== =======

(1)  The $4.6 million represents  restructuring  related charges of $2.0 million for inventory markdowns, $1.9 million for accelerated depreciation, $665,000 for operating costs associated with the closing of plant facilities.

(2)  The $3.0 million represents accelerated depreciation.

(3) The $17.9 million represents restructuring and related charges of $6.0 million for write-downs of buildings and equipment, $5.0 million for accelerated depreciation, $2.2 million for asset movement costs, $2.0 million for inventory markdowns, $1.7 million for termination benefits, $665,000 for operating costs associated with the closing of plant facilities, and $316,000 for lease termination and other exit costs. Of this total charge, $10.3 million, $4.6 million, and $3.0 million were included in restructuring expense, cost of sales, and selling, general, and administrative expenses, respectively.

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

2007 compared with 2006

The company's net sales for fiscal 2007 decreased 4% to $250.5 million compared to $261.1 million for fiscal 2006. The company reported a net loss of $1.3 million, or $0.11 per share diluted, compared to a net loss of $11.8 million, or $1.02 per share diluted, in fiscal 2006. Restructuring and related charges, after taxes, of $5.2 million were included in the net loss for fiscal 2007. In addition, restructuring and related charges, after taxes, of $11.4 million were included in the net loss for fiscal 2006.

Restructuring and Related Charges

During fiscal 2007, the company initiated the December 2006-Upholstery Fabrics restructuring plan. A detailed explanation of the significant restructuring plans is presented below. The total of all charges incurred for the company's restructuring plans was $8.4 million in fiscal 2007. Of the total charges, $4.8 million was recorded in cost of sales, $58,000 was recorded in selling, general, and administrative expenses, and $3.5 million was recorded in restructuring expense in the 2007 Consolidated Statement of Loss. Of this total charge, $4.2 million represents both non-cash and cash charges, respectively.The total charges incurred for all of the company's restructuring plans were $17.9 million in fiscal 2006. Of the total charges, $4.6 million was recorded in cost of sales, $3.0 million was recorded in selling, general, and administrative expenses, and $ 10.3 million was recorded in restructuring expense in the 2006 Consolidated Statement of Loss. Of this total charge, $13.0 million and $4.9 million represents non-cash and cash charges, respectively.

December 2006-Upholstery Fabrics: On December 12, 2006, the company's board of directors approved a restructuring plan within the upholstery fabrics segment to consolidate the company's U.S. upholstery fabrics manufacturing facilities and outsource its specialty yarn production. This process involved closing the company's weaving plant located in Graham, NC, and closing the yarn plant located in Lincolnton, NC. The company has transferred certain production from the Graham, NC plant facility to its Anderson, SC and Shanghai, China plant facilities as well as a small portion to contract weavers. The company will continue to operate one upholstery fabrics plant in Anderson, SC to produce velvets and a limited amount of decorative fabrics. As a result of these two plant closures, the company reduced the number of associates by approximately 185 people.

During fiscal 2007, total restructuring and related charges incurred for this restructuring plan were $6.7 million of which $2.2 million related to inventory markdowns, $1.3 million related to employee termination benefits, $1.2 million related to accelerated depreciation, $1.0 million related to write-downs of equipment, $461,000 related to asset movement costs, $241,000 related to lease termination and other exit costs, and $212,000 related to operating costs associated with the closing of plant facilities. Of this total charge, $3.6 million was recorded in cost of sales and $3.1 million was recorded in restructuring expense in the 2007 Consolidated Statement of Loss.

September 2005-Upholstery Fabrics: On September 27, 2005, the company's board of directors approved a strategic alliance with Synthetics Finishing, a division of TSG Incorporated, to provide finishing services to the company for its domestically produced decorative upholstery fabrics. As a result, the company closed its finishing plant in Burlington, NC, thereby reducing the number of associates by approximately 100 people.

During fiscal 2007, total restructuring and related charges incurred for this restructuring plan were $494,000 of which $450,000 related to other operating costs associated with the closing of the plant facility, $284,000 related to lease termination and other exit costs, $212,000 related to asset movement costs, a credit of $177,000 related to employee termination benefits, and a credit of $275,000 related to sales proceeds received on equipment with no carrying value. Of the total net charge, $44,000 was recorded in restructuring expense and $450,000 was recorded in cost of sales in the 2007 Consolidated Statement of Loss.

During fiscal 2006, total restructuring and related charges incurred for this restructuring plan were $1.4 million, of which $533,000 related to employee termination benefits, $419,000 related to asset movement costs, $238,000 related to accelerated depreciation, $177,000 related to write-downs of equipment, and $10,000 related to operating costs associated with the closing of the plant facility. Of the total charge, $1.1 million was recorded in restructuring expense and $245,000 was recorded in cost of sales in the 2006 Consolidated Statement of Loss.

August 2005-Upholstery Fabrics: In August 2005, the company's board of directors approved a restructuring plan within the upholstery fabrics segment designed to reduce the company's U.S. yarn manufacturing operations. The company sold its polypropylene yarn extrusion equipment (with a carrying value of $2.3 million) located in Graham, NC to the company's supplier for polypropylene yarn, for $1.1 million payable in cash. Pursuant to terms of the sale agreement, the company has a long-term supply contract with the supplier to continue to provide the company with polypropylene yarn at prices tied to a published index.

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

During fiscal 2007, total restructuring and related charges incurred for this restructuring plan were $63,000, of which $412,000 related to write-downs of building and equipment, $167,000 related to operating costs associated with the closing of a plant facility, $49,000 related to asset movement costs, $6,000 related to lease termination costs, a credit of $40,000 related to employee termination benefits, and a credit of $531,000 related to sales proceeds on equipment with no carrying value. Of this total net charge, a credit of $104,000 was recorded in restructuring expense and a charge of $167,000 was recorded in cost of sales in the 2007 Consolidated Statement of Loss.

During fiscal 2006,  total  restructuring  and related charges incurred for this restructuring  plan  were  $5.5  million,  of  which  $2.6  million  related  to write-downs of building and equipment, $1.2 million related to accelerated depreciation, $567,000 related to employee termination benefits, $565,000 related to inventory markdowns, $394,000 related to operating costs associated with the closing of a plant facility, $175,000 related to asset movement costs, and $11,000 related to lease termination costs. Of this total charge, $3.4 million was recorded in restructuring expense and $2.1 million was recorded in cost of sales in the 2006 Consolidated Statement of Loss.

April 2005-Upholstery Fabrics: In April 2005, the board of directors approved a restructuring plan within the upholstery fabrics segment designed to reduce costs, increase asset utilization, and improve profitability. The restructuring plan included consolidation of the company's two velvet fabrics manufacturing operations, fixed manufacturing cost reductions in the decorative fabrics operation, and significant reductions in selling, general, and administrative expenses within the upholstery fabrics segment. Another element of the restructuring plan was a substantial reduction in raw material and finished goods stock keeping units or SKUs, to simplify manufacturing processes, increase productivity and reduce inventories. The company relocated velvet production equipment from the manufacturing facility in Burlington, NC, to its other velvet plant in Anderson, SC, resulting in significant reductions of fixed manufacturing costs. Also, the company combined its sales, design, and customer service activities within the upholstery fabrics segment. As a result, on June 30, 2005 the company sold two buildings, both located in Burlington, NC, consisting of approximately 140,000 square feet for proceeds of $2,850,000. These initiatives significantly reduced the company's selling, general, and administrative expenses. Overall, these restructuring actions reduced the number of associates by 350 people.

During fiscal 2007, the total restructuring and related charges incurred for this restructuring plan were $1.1 million, of which approximately $671,000 related to asset movement costs, $321,000 related to operating costs associated with the closing of plant facilities, $238,000 related to inventory markdowns, $194,000 related to lease termination costs, $59,000 related to write-downs of equipment, a credit of $165,000 related to sales proceeds received on equipment with no carrying value, and a credit of $195,000 related to employee termination benefits. Of this total net charge, $564,000 was recorded in restructuring expense, $501,000 was recorded in cost of sales, and $58,000 was recorded in selling, general, and administrative expenses in the 2007 Consolidated Statement of Loss.

During fiscal 2006, the total restructuring and related charges incurred for this restructuring plan were $8.8 million, of which approximately $3.5 million related to accelerated depreciation, $2.3 million related to write-downs of equipment, $1.5 million related to inventory markdowns, $557,000 related to asset movement costs, $529,000 related to employee termination benefits, $435,000 related to lease termination costs. Of this total charge, $3.7 million was recorded in restructuring expense, $2.1 million was recorded in cost of sales, and $3.0 million was recorded in selling, general, and administrative expenses in the 2006 Consolidated Statement of Loss.

Segment Analysis

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

The consideration given for this transaction, after adjustments to the closing date inventory as defined by the Agreement, was $8.1 million. Payment consisted of $2.5 million in cash financed by a term loan and the issuance of 798,582 shares of the company's common stock with a fair value of $5.1 million, and the company also incurred direct acquisition costs relating to legal, accounting, and other professional fees of $515,000. The total transaction cost was allocated as follows:

--------------------------------------------------------------------------------
(dollars in thousands)                       Fair Value
--------------------------------------------------------------------------------
Inventories                                    $  4,754
Other current assets (credit on
  future purchases of inventory)                  2,210
Non-compete agreement                             1,148
--------------------------------------------------------------------------------
                                               $  8,112
--------------------------------------------------------------------------------

The company recorded a non-compete agreement related to the transaction at its fair value based on various valuation techniques, which is reflected in other assets in the accompanying consolidated balance sheet. The non-compete agreement will be amortized on a straight-line basis over the four year life of the agreement. The company incurred amortization expense of $72,000 during fiscal 2007. Amortization expense during the next four fiscal years follows: FY 2008 - $287,000; FY 2009 - $287,000; FY 2010 - $287,000; and FY 2011 - $215,000.

The Agreement required ITG to provide certain transition services to the company and manufacture goods for the company for a limited period of time to support the company's efforts to transition the former ITG mattress fabrics products into the company's operations. The company hired only one of ITG's employees after the transition was completed. ITG has also agreed that it will not compete with the company in the mattress fabrics business for a period of four years, except for mattress fabrics production in China for final consumption in China (meaning the mattress fabric and the mattress on which it is used is sold only in China).

In connection with the Agreement, the company issued 798,582 shares of common stock. As a result, the company entered into a Registration Rights and Shareholder Agreement ("the Registration Agreement"), which relates to the shares of the common stock issued by the company to ITG (the "Shares"). Under the terms of the Registration Agreement, ITG required the company to register the Shares with the Securities and Exchange Commission, allowing the Shares to be sold to the public after the registration statement becomes effective. The Registration Agreement also contains provisions pursuant to which ITG will agree not to purchase additional company shares or take certain other actions to influence control of the company, and will agree to vote the shares in accordance with recommendations of the company's board of directors. Pursuant to a registration request by ITG, a registration statement was filed in the fourth quarter and became effective April 10, 2007.

The acquisition of ITG's mattress fabrics product line has enhanced the company's competitive position in the mattress ticking industry. Management believes this transaction provides the opportunity to increase the company's twelve-month sales from the time of acquisition by approximately $40 million.

Net Sales -- For fiscal 2007, the mattress fabrics segment reported net sales of $107.8 million compared with $93.7 million for fiscal 2006, an increase of 15%. Mattress fabrics sales represented approximately 43% of total sales for fiscal 2007, up from 36% in fiscal 2006. In the fourth quarter of fiscal 2007, mattress fabrics sales represented 52% of overall sales, accounting for more than half of the total company sales for the first time in the company's history. Mattress ticking yards sold during fiscal 2007 were 45.8 million compared with 41.5 million yards sold in fiscal 2006, an increase of 10%. These results reflect the additional sales related to the mattress fabrics product line of ITG's
Burlington House Division acquired at the end of the third quarter of fiscal 2007, as well as some organic growth. The average selling price for fiscal 2007 was $2.35 compared with $2.26 in fiscal 2006, an increase of 4%. This trend reflects a shift in the product mix to increased sales of substantially higher priced knitted ticking.

Operating income -- For fiscal 2007, the mattress fabrics segment reported operating income of $10.8 million, or 10% of sales, compared with $6.9 million, or 7% of sales, for fiscal 2006. These operating results reflect higher sales volume and full plant utilization as a result of the addition of ITG's mattress fabrics product line and a shift in the product mix to increased sales of substantially higher priced knitted ticking. These results also include ITG transition costs of $812,000 incurred during fiscal 2007.

Segment Assets -- Segment assets consist of accounts receivable, inventory, property, plant and equipment, and certain other assets. As of April 29, 2007, accounts receivable and inventory totaled $32.5 million, compared to $21.2 million at the end of fiscal 2006. This increase is primarily due to the addition of ITG's mattress fabrics product line. As of April 29, 2007, the carrying value of the ITG non-compete agreement was $1.1 million. Also as of April 29, 2007, property, plant and equipment totaled $22.8 million, compared to $25.4 million at the end of fiscal 2006. Included in property, plant and equipment are assets located in the U. S. totaling $12.8 million and $12.9 million at April 29, 2007 and April 30, 2006, respectively. The remaining property, plant, and equipment are located in Canada.

Upholstery Fabrics Segment

Net Sales -- Upholstery fabric sales for fiscal 2007 were $142.7 million compared with $167.4 million in fiscal 2006, a decrease of 15%. Upholstery fabrics sales represented approximately 57% of total sales for fiscal 2007, down from 64% in fiscal 2006. Upholstery fabric yards sold during fiscal 2007 were
34.1 million versus 39.7 million in fiscal 2006, a decline of 14%. Average selling price was $4.18 per yard for fiscal 2007 compared with $4.22 per yard in fiscal 2006. The lower sales reflect continued soft demand industry-wide for U.S. produced fabrics, driven by consumer preference for leather and suede furniture and other imported fabrics, including an increasing amount of cut and sewn kits. Sales of U.S. produced fabrics for fiscal 2007 were $60.3 million compared with $108.2 million for fiscal 2006, a decrease of 44%. In fiscal 2007, the company continued to source and market upholstery fabrics produced internationally, primarily in China. These measures are part of the company's continuing efforts to meet consumer preferences for certain types of fabrics, as well as to serve the growing segment of the company's customer base that is establishing or expanding furniture production in international areas. As a result of the company's production and offshore sourcing efforts, including its China platform, the company is experiencing higher sales of upholstery fabric produced outside the U.S. than from its U.S. manufacturing plants. The China platform has continued to grow, although at a slower rate. Sales of non-U.S. produced fabrics are beginning to reflect the overall softness in the furniture industry. For fiscal 2007, these sales increased 39% from fiscal 2006 and accounted for $82.4 million, or 58% of upholstery fabric sales, in fiscal 2007. Sales of fabric produced offshore was $59.2 million, or 35% of upholstery fabric sales for fiscal 2006.

A major component of the company's offshore business is its China operation, which began manufacturing operations during the fourth quarter of fiscal 2004, just over three years ago. This initiative involves a strategy to link the company's existing customer relationships, design expertise and production technology with low-cost fabric manufacturing in China, while continuing to maintain high quality standards. The company is currently leasing four facilities in the Shanghai region of China, where fabrics sourced in China are inspected and tested to assure compliance with the company's quality standards before shipment to its customers. In many cases, additional value-added finishing steps are applied to the fabrics in China before shipment. The company's offshore business represents a significant growth opportunity in an increasing global furniture and fabrics market place. The company's U. S. customers have continued to move an increasing amount of their fabric purchases, including cut and sewn kits, to China, and the company is in position to meet their fabric needs.

Operating Income (Loss) -- Operating income for fiscal 2007 was $2.3 million, or 1.6%, of sales compared to an operating loss for fiscal 2006 of $954,000, or 0.6% of sales. These results reflect continued growth in sales and profits of non-U.S. produced fabrics, lower U.S. manufacturing fixed costs and variances, and lower selling, general, and administrative expenses. Over the past several years, the company has revamped its U.S. upholstery fabric product strategy by offering a more select group of attractively priced, high volume decorative and velvet fabrics that are well packaged by color and coordination, utilizing an increasing amount of lower cost imported yarns. Over this time period, the company has significantly reduced stock keeping units, or SKUs, of lower volume products that do not fit the company's U.S. operating model. As a result, the company has reduced its product complexity going forward. Along with this shift in product strategy, the company has taken aggressive steps to reduce its U.S. manufacturing costs and capacity and employment levels to align its operations with current demand. As of the end of fiscal 2007, the company has one remaining U.S. upholstery fabrics plant in Anderson, South Carolina which produces velvets and a limited amount of decorative fabrics. Culp is now the only remaining U.S. company producing velvet fabrics for furniture manufacturers and we believe the Anderson plant will continue to play an important role in our upholstery fabrics business. The carrying value of our U.S. upholstery fabrics fixed asset base was $3.4 million at April 29, 2007.

Non-U.S. Produced Sales -- Sales of upholstery fabrics produced outside the company's U.S. manufacturing operations, including fabrics produced at our China facility, were up 39% in fiscal 2007 compared to fiscal 2006 and accounted for approximately 58% of upholstery fabric sales for fiscal 2007. Management believes that the development of its China platform represents a significant growth opportunity for the company. As the company's U.S. customers have continued to move an increasing amount of their fabric purchases to Asia, the company has moved with them and responded with an operation designed to meet their needs. A key component of this platform is the fabric finishing and inspection facility located near Shanghai. A key element of the company's strategy is to control the value-added finishing and inspection process, thereby assuring customers that the company's fabrics will meet or exceed U.S. quality standards.

U.S. Produced Sales -- As previously discussed, management has continued to take very aggressive actions over the past year to bring U.S. manufacturing costs and capacity in line with current and expected demand trends. As a result of these activities, the company now has one U.S. manufacturing facility operating in the upholstery fabrics segment. As of April 29, 2007, the book value of the company's U.S. based upholstery fabrics fixed assets was $3.4 million, compared with approximately $9.7 million at the end of fiscal 2006. As of April 29, 2007, the company had assets held for sale with a carrying value of $2.5 million compared to $3.1 million at the end of fiscal 2006. The company received sales proceeds of $2.4 million on assets held for sale in fiscal 2007. The company expects these assets held for sale as of April 29, 2007 to be sold in fiscal 2008. Total U.S. employment in the company's upholstery fabric operations was 297 at the end of fiscal 2007 compared with 660 at the end of fiscal 2006. This reconfiguration reflects the company's goal to be a more market driven company with fewer fixed assets and also substantially reduces our risk level going forward.

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

Segment Assets -- Segment assets consist of accounts receivable, inventory, property, plant and equipment, and other certain assets. As of April 29, 2007, accounts receivable and inventory totaled $37.5 million, compared to $44.6 million at the end of fiscal 2006. Also as of April 29, 2007, property, plant and equipment totaled $14.9 million, compared to $19.2 million at the end of fiscal 2006. Included in property, plant and equipment are assets located in the
U. S. totaling $3.4 million and $9.7 million for April 29, 2007 and April 30, 2006, respectively, with the remaining property, plant, and equipment located in China. These balances exclude various other corporate allocations totaling $3.8 million and $4.1 million at April 29, 2007 and April 30, 2006, respectively.

Other (Income) Expense Categories

Selling, General and Administrative Expenses -- Selling, general, and administrative expenses (SG&A) were $27.0 million for fiscal 2007 compared with $29.0 million for fiscal 2006, a decrease of 6.6%. As a percent of net sales, SG&A expenses were 10.8% in fiscal 2007 compared with 11.1% in fiscal 2006. Included in the $29.0 million was $3.0 million in accelerated depreciation associated with the company's design and distribution centers sold in June 2005. The 4.0% increase to the remaining $27.0 million for fiscal 2007 compared to the remaining $26.0 million for fiscal 2006 was primarily due to transition costs relating to the addition of ITG's mattress fabrics product line, increased professional fees, and the adoption of SFAS No. 123R for stock-based compensation expense.

The company adopted SFAS No. 123R as of the beginning of the current fiscal year, which requires all share-based payments to be recognized as costs over the requisite service period based upon values as of the grant dates. Under the provisions of SFAS No. 123R, total stock-based compensation expense was $525,000 for fiscal 2007. The company recorded $139,000 of stock-based compensation expense for stock options accounted for under the provisions of APB Opinion No. 25 for fiscal 2006.

Interest Expense (Income) -- Interest expense for fiscal 2007 decreased to $3.8 million from $4.0 million in fiscal 2006. The lower interest expense for fiscal 2007 primarily reflects lower outstanding balances on the company's unsecured senior term notes. Interest income for fiscal 2007 increased to $207,000 from $126,000 in fiscal 2006. The increase in interest income for fiscal 2007 reflects higher balances invested in money market funds.

Income Taxes -- The effective income tax rate (taxes as a percentage of loss before income taxes for fiscal 2007 and 2006) was 56.1% in fiscal 2007 compared with 40.7% for fiscal 2006. Changes in the effective income tax rate reflects losses from the company's U.S. operations due to restructuring activities, non-deductible stock option expense, and lower income tax rates on income from foreign sources.

As of April 29, 2007, the company had net deferred income tax assets of $31.1 million, an increase of $3.8 million over net deferred income tax assets of $27.3 million recorded as of April 30, 2006. This increase results primarily from the federal and state tax benefits recorded for the loss from U. S. operations for fiscal 2007 (see note 11 in the Notes to Consolidated Financial Statements).

2006 compared with 2005

The company's net sales for fiscal 2006 decreased 8.9% to $261.1 million compared to $286.5 million for fiscal 2005. The company reported a net loss of $11.8 million, or $1.02 per share diluted, compared to a net loss of $17.9 million, or $1.55 per share diluted in fiscal 2005. Restructuring and related charges, after taxes, of $11.4 million were included in the net loss for fiscal 2006. In addition, restructuring and related charges and goodwill impairment, after taxes, of $14.4 million were included in the net loss for fiscal 2005.

Restructuring and Related Charges

During fiscal 2006, the company initiated the September 2005-Upholstery Fabric and August 2005-Upholstery Fabric restructuring plans. Additional information about the significant restructuring plans is presented below. The total charges incurred for all of the company's restructuring plans were $17.9 million in fiscal 2006. Of the total charges, $4.6 million was recorded in cost of sales, $3.0 million was recorded in selling, general, and administrative expenses, and $10.3 million was recorded in restructuring expense in the 2006 Consolidated Statement of Loss. Of this total charge, $13.0 million and $4.9 million represent non-cash and cash charges, respectively. The total charges incurred for all of the company's restructuring plans were $23.1 million in fiscal 2005. Of the total charges, $7.6 million was recorded in cost of sales, $113,000 million was recorded in selling, general, and administrative expenses, $5.1 million was recorded in goodwill impairment, and $ 10.4 million was recorded in restructuring expense in the 2005 Consolidated Statement of Loss. Of this total charge, $18.4 million and $4.7 million represent non-cash and cash charges, respectively.

September 2005-Upholstery Fabrics:

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

April 2005-Upholstery Fabrics:

During fiscal 2006, the total restructuring and related charges incurred were $8.8 million, of which approximately $3.5 million related to accelerated depreciation, $2.3 million related to write-downs of equipment, $1.5 million related to inventory markdowns, $557,000 related to asset movement costs, $529,000 related to employee termination benefits, $435,000 related to lease termination costs. Of this total charge, $3.7 million was recorded in restructuring expense, $2.1 million was recorded in cost of sales, and $3.0 million was recorded in selling, general, and administrative expenses in the 2006 Consolidated Statement of Loss.

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

Segment Analysis

Mattress Fabrics Segment

Net Sales -- For fiscal 2006, the mattress fabrics segment reported net sales of $93.7 million compared with $105.4 million for fiscal 2005. Mattress fabrics sales represented approximately 36% of total sales for fiscal 2006, down from 37% in fiscal 2005. Mattress ticking yards sold during fiscal 2006 were 41.5 million compared with 45.0 million yards sold in fiscal 2005, a decrease of 7.6%. This primary reasons for this trend were the overall softness in industry sales for mattresses, a decline in demand for printed ticking, which has become a less popular category, and the industry-wide shortage of polyurethane foam used by mattress manufacturers related to disruptions from the hurricane activity in the Gulf Coast in the second quarter of fiscal 2006. The average selling price for fiscal 2006 was $2.26 compared with $2.33 in fiscal 2005, reflecting the ongoing shift by mattress manufacturers to less expensive common border ticking, which is the fabric that goes on the side of mattresses and box springs. While prices in all product lines continued to trend lower, the product mix began to change throughout fiscal 2006 with a higher percentage of sales of knitted ticking, which has a higher average selling price.

Operating income -- For fiscal 2006, the mattress fabrics segment reported operating income of $6.9 million, or 7.3% of sales, compared with $9.4 million, or 8.9% of sales, for fiscal 2005. During fiscal 2006, operating income was affected by duty assessments from U.S. customs totaling $864,000, higher raw material prices that were not offset by customer surcharges (price increases), and manufacturing variances related to the start-up of the $11.0 million capital project in the first and second quarters of fiscal 2006.

Starting in fiscal 2005, the company took aggressive steps to address the strategic challenges facing its business in this segment. The company reduced operating costs by consolidating its mattress ticking operations. The $11.0 million capital project involved relocating ticking looms from a higher cost upholstery fabric plant to existing ticking facilities in the U. S. and Canada and the purchase of new weaving machines that are faster and more efficient than the equipment they replaced. This transition was completed in the second quarter of fiscal 2006. Also, the company placed more design emphasis on new products with higher margins. As a result of these actions, operating income increased from 5.9% in the first quarter, to 6.9% in the second quarter, to 7.9% in the third quarter, and to 8.4% in the fourth quarter of fiscal 2006.

Segment Assets-- Segment assets consist of accounts receivable, inventory and property, plant and equipment. As of April 30, 2006, accounts receivable and inventory totaled $21.2 million, compared to $25.0 million at the end of fiscal 2005. Also as of April 30, 2006, property, plant and equipment totaled $25.4 million, compared to $26.7 million at the end of fiscal 2005. Included in property, plant and equipment are assets located in the U. S. totaling $12.9 million and $12.2 million at April 30, 2006 and May 1, 2005, respectively. The remaining property, plant, and equipment are located in Canada.

Upholstery Fabrics Segment

Net Sales -- Upholstery fabric sales for fiscal 2006 were $167.4 million, down 8% from $181.1 million for fiscal 2005. Upholstery fabrics sales represented approximately 64% of total sales for fiscal 2006, up from 63% in fiscal 2005. Upholstery fabric yards sold during fiscal 2006 were 39.7 million versus 43.2 million in fiscal 2005, a decline of 8.2%. Average selling price was $4.22 per yard for fiscal 2006 compared with $4.19 per yard in fiscal 2005. The lower sales reflected continued soft demand industry-wide for U.S. produced fabrics, driven by consumer preference for leather and suede furniture and other imported fabrics, including an increasing amount of cut and sewn kits. Sales of U.S. produced fabrics for fiscal 2006 were $108.2 million for fiscal 2006 compared with $149.8 million for fiscal 2005, a decrease of 28%. However, as a result of the company's production and offshore sourcing efforts, including its China platform, the company started experiencing higher sales of upholstery fabric products produced outside of the company's U. S. manufacturing plants. For fiscal 2006, these sales increased 89% from fiscal 2005 and accounted for $59.2 million, or 35% of upholstery fabric sales, in fiscal 2006. Sales of fabric produced offshore of $31.3 million accounted for 17% of upholstery fabric sales for fiscal 2005.

Operating Loss -- Operating loss for fiscal 2006 was $954,000, or 0.6% of sales, compared with an operating loss of $6.4 million, or 3.6% of sales, for fiscal 2005. These results reflected continued growth in sales and profits of non-U.S. produced fabrics, lower U.S. manufacturing fixed costs and variances, and lower selling, general, and administrative expenses resulting from the company's restructuring activities. As a result of these activities, the company reduced selling, general, and administrative expenses for the upholstery fabrics segment by 32% for fiscal 2006.

Segment Assets -- Segment assets consist of accounts receivable, inventory and property, plant and equipment. As of April 30, 2006, accounts receivable and inventory totaled $44.6 million, compared to $54.4 million at the end of fiscal 2005. Also as of April 30, 2006, property, plant and equipment totaled $19.2 million, compared to $39.3 million at the end of fiscal 2005. Included in property, plant and equipment are assets located in the U. S. totaling $9.8 million and $32.0 million for April 30, 2006 and May 1, 2005, respectively, with the remaining property, plant, and equipment located in China. These balances exclude various other corporate allocations totaling $4.1 million and $4.2 million at April 30, 2006 and May 1, 2005, respectively.

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

Interest Expense (Income) -- Interest expense for fiscal 2006 increased to $4.0 million from $3.7 million in fiscal 2005 due to the addition of a real estate loan in October of 2005. Interest income decreased to $126,000 from $134,000 in fiscal 2005 due to lower invested balances in money market funds in fiscal 2006.

Income Taxes -- The effective income tax rate (taxes as a percentage of loss before income taxes for fiscal 2006 and 2005) was 40.7% in fiscal 2006 compared with 38.0% for fiscal 2005. Changes in the effective income tax rate reflects losses from the company's U.S. operations due to restructuring activities and lower income tax rates on income from foreign sources.

As of April 30, 2006, the company had net deferred income tax assets of $27.2 million, an increase of $10.1 million over net deferred income tax assets of $17.1 million recorded as of May 1, 2005. This increase results primarily from the federal and state tax benefits recorded for the loss from U. S. operations for fiscal 2006 (see note 11 in the Notes to Consolidated Financial Statements).

Handling Costs

The company records warehousing costs in selling, general and administrative expenses. These costs were $3.7 million, $4.2 million and $4.4 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Warehousing costs include the operating expenses of the company's various finished goods distribution centers, such as personnel costs, utilities, building rent and material handling equipment lease expense. Had these costs been included in cost of sales, gross profit would have been $27.5 million, or 11.0%, in fiscal 2007, $19.7 million, or 7.5%, in fiscal 2006, and $21.8 million, or 7.6%, in fiscal 2005.

Liquidity and Capital Resources

The company's sources of liquidity include cash and cash equivalents, cash flow from operations, assets held for sale, and amounts available under its revolving credit lines. These sources have been adequate for day-to-day operations and capital expenditures. The company believes its sources of liquidity continue to be adequate to meet its current needs. The company has principal payments totaling $16.0 million due in fiscal 2008. The company expects to renegotiate one or more of its current financing arrangements during fiscal 2008. Cash and cash equivalents as of April 29, 2007 increased to $10.2 million from $9.7 million at the end of fiscal 2006, even as the company expanded its mattress fabric business, restructured its U.S. upholstery operations, and prepaid $4.0 million in long-term debt scheduled for payment in March 2008. The company improved cash flow from operations to $11.5 million in fiscal 2007 compared with $10.3 million in fiscal 2006. Capital expenditures were $3.8 million, most of which primarily related to the company's China and mattress fabric operations. Payments on vendor-financed capital expenditures were $1.4 million and payments on long-term debt were $12.1 million. Proceeds from the sale of buildings and equipment as part of the company's restructuring activities were $3.3 million. Also, the company received proceeds of $2.6 million from its line of credit associated with its China subsidiary during the fourth quarter of fiscal 2007. In addition, the company received proceeds from common stock issued in connection with stock option exercises of $262,000. Lastly, the company prepaid $4.0 million in long-term debt scheduled for March 2008 during the fourth quarter and $2.2 million in May 2007.

Working Capital

Accounts receivable as of April 29, 2007, increased 0.8% from April 30, 2006. Days sales outstanding totaled 41 and 39 days at April 29, 2007, and April 30, 2006, respectively. Inventories at the end of the fiscal 2007 increased 10.7% from fiscal 2006, primarily due to the addition of ITG's mattress fabrics product line acquired at the end of the third quarter of fiscal 2007. Inventory turns for fiscal 2007 were 5.7 versus 5.4 for fiscal 2006. The accounts payable balance as of April 29, 2007 increased 13.2% from April 30, 2006, as a result of the increase in inventories. Operating working capital (comprised of accounts receivable and inventories, less trade accounts payable) was $46.3 million at April 29, 2007, up from $44.9 million at April 30, 2006.

Financing Arrangements

Unsecured Term Notes

The company's unsecured senior term notes (the "Notes") are payable over an average remaining term of 2.2 years beginning February 2007 through March 2010. As of April 29, 2007, the principal payments that are required to be paid in periodic installments over the next three fiscal years are as follows: 2008 - $15.9 million; 2009 - $7.5 million; and 2010 - $7.5 million.

On December 6, 2006, the company entered into a Second Amendment to Note Purchase Agreements (the "Amendment"). Upon execution of this amendment, the company prepaid $3.0 million of the total $7.5 million due in March 2007 of the principal amount and interest on the Notes, without prepayment penalty or "make whole" premium. The Amendment raised the interest rate from 7.76% to 8.80% on the remaining outstanding Notes and allows for an increase in the amount of other debt to be incurred by the company, including a provision that allows for debt of up to $5 million in the company's China subsidiary. The Amendment changed the financial covenants applicable to the company to provide additional flexibility to account for recent changes that the company has made or could make to its business and the accounting consequences of those changes. Beginning in the third quarter of fiscal 2007, these changes exclude from the financial covenants, all restructuring and related charges associated with the U.S. upholstery fabrics operations and any valuation allowance, if needed, against the company's net deferred tax assets from U.S. operations. The Amendment provides for prepayments of the Notes (at the option of the noteholders and without prepayment penalty) to the extent that the company's cash balances exceed $8 million at the end of each fiscal quarter. The company paid the remaining $4.5 million due in March of 2007 on February 20, 2007, as part of this prepayment provision. In addition, the company prepaid a total of $4.0 million scheduled to be due in March of 2008 in the fourth quarter of fiscal 2007 and $2.2 million in May 2007.

On April 17, 2007, the company entered into a third amendment. This amendment requires the company not to exceed capital expenditures on a cash basis of $4.0 million for fiscal years 2007 and 2008, and $4.0 million plus an additional amount as defined in the agreement for any fiscal year thereafter.

Real Estate Loan - I

The company has a real estate loan that is secured by a lien on the company's corporate headquarters office located in High Point, NC. This term loan bears interest at the one-month London Interbank Offered Rate (LIBOR) plus an adjustable margin (8.32% at April 29, 2007) based on the company's debt/EBITDA ratio, as defined in the agreement, and is payable in varying monthly installments through September 2010, with a final payment of $3.3 million in October 2010.

Real Estate Loan - II

On January 22, 2007, the company entered into an agreement with a bank to provide for a term loan in the amount of $2.5 million in connection with the ITG asset purchase. This term loan is secured by a lien on the company's corporate headquarters office and bears interest at the one-month LIBOR plus an adjustable margin (8.32% at April 29, 2007) based on the company's debt/EBITDA ratio as defined in the agreement. This agreement requires the company to pay interest monthly with the entire principal amount due on June 30, 2010.

Canadian Government Loans

In November 2005, the company entered into an agreement with the Canadian government to provide for a term loan in the amount of $680,000. The proceeds were to partially finance capital expenditures at the company's facility located in Quebec, Canada. This loan is non-interest bearing and is payable in 48 equal monthly installments commencing December 1, 2009. In addition to the term loan entered into in November 2005, the company had an existing non-interest bearing term loan with the Canadian government which was paid in May 2006.

Revolving Credit Agreement -- United States

On January 22, 2007, the company entered into a Tenth Amendment to this unsecured credit agreement dated August 23, 2002. This amendment reduced the line of credit available from $8.0 million to $6.5 million, including letters of credit up to $5.5 million, and extended the term of the credit agreement from August 31, 2007 to December 31, 2007. The amendment also removed the liquidity provision that required the company to maintain collected deposit balances of at least $2.0 million. It also amended certain other financial covenants as defined in the agreement. Borrowings under the credit facility bear interest at the one-month LIBOR plus an adjustable margin (8.32% at April 29, 2007) based on the company's debt/EBITDA ratio, as defined in the agreement. As of April 29, 2007, there were $2.4 million in outstanding letters of credit (most of which related to workers compensation) and no borrowings outstanding under the agreement.

On April 16, 2007, the company entered into an Eleventh Amendment to this unsecured credit agreement. This amendment requires the company not to exceed capital expenditures on a cash basis of $4.0 million for any fiscal year.

Revolving Credit Agreement -- China

On February 1, 2007, the company's China subsidiary entered into an unsecured credit agreement with a bank in China to provide a line of credit available up to approximately $5.0 million, of which approximately $1.3 million includes letters of credit. The credit agreement expires on February 1, 2008 with an annual renewal option, and requires interest to be paid on a quarterly basis at a rate determined by the Chinese government (with interest rates ranging from 5.81% to 6.07% at April 29, 2007). As of April 29, 2007, approximately $2.6 million was outstanding under the agreement.

Overall

The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At April 29, 2007, the company was in compliance with these financial covenants.

The principal payment requirements of long-term debt during the next five fiscal years are: 2008 - $16.0 million; 2009 - $7.8 million; 2010 - $7.8 million; 2011
- $6.0 million; 2012 - $178,000; and thereafter -$301,000.

Commitments

The following table summarizes the company's contractual payment obligations and commitments (in thousands):

                              2008        2009        2010        2011        2012        Thereafter        Total
                              ----        ----        ----        ----        ----        ----------        -----
Capital expenditure
 commitments                  1,386           -           -          -            -            -            1,386
Accounts payable --
 capital expenditures         1,558           -           -          -            -            -            1,558
Operating leases (1)          3,304       1,601         919         91           60           58            6,033
Long-term debt-interest
                              3,081       1,760       1,078        173            -            -            6,092
Long-term debt --
 principal                   16,046       7,757       7,829      6,049          178          301           38,160
-----------------------------------------------------------------------------------------------------------------
Total                        25,375      11,118       9,826      6,313          238          359           53,229
-----------------------------------------------------------------------------------------------------------------

Note:  Payment Obligations by Fiscal Year Ending April

(1) Includes accrued restructuring expenses for the company's inactive Chattanooga manufacturing facility of $869 for fiscal 2008 and other equipment leases of $187, $80, $32 for fiscal 2008, 2009, and 2010, respectively.


Capital Expenditures

Capital spending for fiscal 2007 was $3.8 million, most of which related to the company's China and mattress fabric operations. The company did not finance any of its capital expenditures for fiscal 2007. Depreciation for fiscal 2007 was $7.8 million, of which approximately $1.2 million was related to accelerated depreciation. The company's current capital spending budget for fiscal 2008 is $4.0 million. The company estimates depreciation to be $6.0 million for fiscal 2008, of which slightly more than half is attributable to the mattress fabric segment. The company expects that the availability of funds under the revolving credit lines and cash flow from operations will be sufficient to fund its capital needs.

Inflation

The cost of certain of the company's raw materials, principally fibers from petroleum derivatives, and utility/energy costs, continued to increase during fiscal 2007 as oil and other energy prices increased and had an impact on the company's financial results. Any significant increase in the company's raw material costs, utility/energy costs and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited the company's ability to pass significant operating cost increases on to its customers. See "Risk Factors" at Item 1A.

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

Accounts Receivable - Allowance for Doubtful Accounts. Substantially all of the company's accounts receivable are due from residential and commercial furniture and bedding manufacturers. Ownership of these manufacturers is increasingly concentrated and certain bedding manufacturers have a high degree of leverage. As of April 29, 2007, accounts receivable from furniture manufacturers totaled approximately $15.5 million, and $13.8 million from bedding manufacturers. Additionally, as of April 29, 2007, the aggregate accounts receivable balance of the company's ten largest customers was $11.0 million, or 37.6% of trade accounts receivable.

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

The reserve balance for doubtful accounts was $1.3 million and $1.0 million at April 29, 2007 and April 30, 2006, respectively.

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

In fiscal 2007, the company prepared an impairment evaluation on its upholstery fabrics segment due to continued adverse business results requiring further restructuring. The company's assessment indicated that the net undiscounted future operating cash flows of this segment was sufficient to recover the carrying amount of the long-lived assets to be held and used.

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

As of April 29, 2007, the company's remaining $4.1 million of goodwill relates to the mattress fabrics segment.

In fiscal 2005, due to lower than expected operating profits and cash flow in the upholstery fabrics segment, management determined that the remaining goodwill associated with this segment should be tested for impairment. An independent business valuation specialist was engaged to assist the company in the valuation. As a result of this valuation, the company recorded in its second quarter of fiscal 2005 a goodwill impairment charge of $5.1 million ($3.2 million net of taxes), or $0.28 per share diluted.

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

The company reassesses the individual accrual requirements at the end of each reporting period. If circumstances change, causing current estimates to differ from original estimates, adjustments are recorded in the period of change. Restructuring charges, and adjustments of those charges, are summarized in note 3 to the consolidated financial statements.

Income Taxes. The company is required to estimate its actual current tax exposure and to assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At April 29, 2007, the company had deferred tax assets of $33.8 million (all of which are related to U S. operations) and deferred tax liabilities of $2.7 million, resulting in net deferred tax assets of $31.1 million. The U.S. deferred tax liabilities total $1.1 million (all of which reverse in the carry forward period), resulting in net U. S. deferred tax assets of $32.7 million. No valuation allowance has been recorded to reduce the company's deferred tax assets. Management has concluded that it is more likely than not that the company will be able to realize the benefit of the deferred tax assets.

In making the judgment about the realization of the deferred tax assets, management has considered both negative and positive evidence, and concluded that sufficient positive evidence exists to overcome the cumulative losses experienced in recent years. Specifically, management considered the following, among other factors: nature of the company's products; history of positive earnings in the mattress fabrics segment; capital projects that have been completed to further enhance the company's globally competitive cost structure in the mattress fabrics segment; recent significant restructuring actions in the domestic upholstery fabrics business to adjust the domestic cost structure and bring U.S. manufacturing capacity in line with demand; and development of offshore manufacturing and sourcing programs to meet changing demands of upholstery fabric customers in the U.S. Management's analysis of taxable income also included the following considerations: none of the company's net operating loss carryforwards has previously expired unused; the U.S. federal carryforward period is 20 years; and the company's current losses principally expire in 16-20 years, fiscal 2022 through 2027.

Considerable judgment is involved in this process and the ultimate realization of benefits is dependent on the generation of taxable income from future U.S. operations.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48") which clarifies the criteria for the recognition of tax benefits under SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a comprehensive model for financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken, expected to be taken, in income tax returns. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and requires that the cumulative effect of applying its provisions be disclosed as a one-time, non-cash charge or credit against the opening balance of retained earnings in the year of adoption. This interpretation will be adopted by the company in the first quarter of fiscal 2008. The company does not expect there to be a material effect on its consolidated financial statements upon adoption of this new standard.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes as common definition of fair value, provides a framework for measuring fair value under accounting principles generally accepted in the United States and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is effective for the company in the first quarter of fiscal 2009. The company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

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

                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin under the company's revolving credit agreement in the United States and its real estate term loans. As of April 29, 2007, there were $6.5 million in borrowings outstanding under the company's real estate term loans and no borrowings outstanding under the revolving credit agreement. In connection with the first real estate term loan, the company entered into a $2,170,000 notional principal interest rate swap agreement, which represents 50% of the principal amount on the first real estate term loan, and effectively converts the floating rate LIBOR based payments to fixed payments at 4.99% plus the spread calculated under the real estate term loan agreement. The company's unsecured senior term notes have a fixed interest rate of 8.80% and the Canadian government loans are non-interest bearing. The company's revolving credit agreement associated with its China subsidiary has fixed interest rates ranging from of 5.8% to 6.1%. Additionally, approximately 88.9% of the company's borrowings are at a fixed rate or is non-interest bearing. Thus, any foreseeable change in the interest rates would not expect to have a material effect on the company.

The company's exposure to fluctuations in foreign currency exchange rates are due primarily to foreign subsidiaries domiciled in Canada and China. These subsidiaries use the United States dollar as its functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with their foreign subsidiaries. A 10% change in either exchange rate at April 29, 2007 would not have a significant impact on the company's results of operations or financial position.

                    ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

                    Management's Statement of Responsibility


To the Shareholders of
Culp, Inc.
High Point, North Carolina


The management of Culp, Inc. is responsible for the accuracy and consistency of all the information contained in this annual report, including the financial statements. These statements have been prepared to conform with U.S. generally accepted accounting principles. The preparation of financial statements and related data involves estimates and use of judgment. Culp, Inc. maintains internal controls designed to provide reasonable assurance that the financial records are accurate, that the assets of the company are safeguarded, and that the consolidated financial statements present fairly the financial position and results of operations of the company.

KPMG, LLP, the company's independent registered public accountanting firm, conducts an audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and provides an opinion on the consolidated financial statements prepared by management. The audit committee of the Board of Directors reviews the scope of the audit and the findings of the independent registered public accountants. The internal auditor and the independent registered public accountants meet with the audit committee to discuss audit and financial reporting issues. The audit committee also reviews the company's critical accounting policies, significant internal accounting controls, quarterly financial information releases and Form 10-Q, annual report, and annual SEC filings (Form 10-K and Proxy Statement).


/s/ Franklin N. Saxon                /s/ Kenneth R. Bowling               /s/ Thomas B. Gallagher, Jr.
---------------------                ----------------------               ----------------------------
Chief Executive Officer              Chief Financial Officer              Corporate Controller
(principal executive officer)        (principal financial officer)        (principal accounting officer)
July 19, 2007                        July 19, 2007                        July 19, 2007

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
Culp, Inc.:


We have audited the accompanying consolidated balance sheets of Culp, Inc. and subsidiaries as of April 29, 2007 and April 30, 2006, and the related consolidated statements of loss, shareholders' equity, and cash flows for each of the years in the three-year period ended April 29, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Culp, Inc. and subsidiaries as of April 29, 2007 and April 30, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended April 29, 2007 in conformity with U.S. generally accepted accounting principles.

As discussed in the Summary of Significant Accounting Policies, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" effective May 1, 2006.


/s/ KPMG LLP

Charlotte, North Carolina
July 19, 2007

CONSOLIDATED BALANCE SHEETS


April 29, 2007 and April 30, 2006 (dollars in thousands)                    2007      2006
------------------------------------------------------------------------------------------
ASSETS
  current assets:
    cash and cash equivalents                                       $     10,169     9,714
    accounts receivable                                                   29,290    29,049
    inventories                                                           40,630    36,693
    deferred income taxes                                                  5,376     7,120
    assets held for sale                                                   2,499     3,111
    other current assets                                                   1,824     1,287
------------------------------------------------------------------------------------------
        total current assets                                              89,788    86,974

  property, plant and equipment, net                                      37,773    44,639
  goodwill                                                                 4,114     4,114
  deferred income taxes                                                   25,683    20,176
  other assets                                                             2,588     1,564
------------------------------------------------------------------------------------------
        total assets                                                $    159,946   157,467
==========================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
  current liabilities:
    current maturities of long-term debt                            $     16,046     8,060
    lines of credit                                                        2,593         -
    accounts payable                                                      23,585    20,835
    accrued expenses                                                       8,670     7,845
    accrued restructuring costs                                            3,282     4,054
    income taxes payable                                                   4,579     2,488
------------------------------------------------------------------------------------------
        total current liabilities                                         58,755    43,282

  long-term debt, less current maturities                                 22,114    39,662
------------------------------------------------------------------------------------------
        total liabilities                                                 80,869    82,944
------------------------------------------------------------------------------------------

  commitments and contingencies (note 13)
  shareholders' equity:
    preferred stock, $.05 par value, authorized 10,000,000 shares              -         -
    common stock, $.05 par value, authorized 40,000,000 shares, issued and outstanding 12,569,291 at April 29, 2007 and
     11,654,959 at April 30, 2006                                            629       584
  capital contributed in excess of par value                              46,197    40,350
  retained earnings                                                       32,255    33,571
  accumulated other comprehensive income (loss)                               (4)       18
------------------------------------------------------------------------------------------
        total shareholders' equity                                        79,077    74,523
------------------------------------------------------------------------------------------
        total liabilities and shareholders' equity                  $    159,946   157,467
==========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF LOSS

For the years ended April 29, 2007, April 30, 2006 and May 1,
 2005

(dollars in thousands, except per share data)       2007            2006            2005
------------------------------------------------------------------------------------------

net sales                                    $     250,533         261,101         286,498
cost of sales                                      219,328         237,233         260,341
------------------------------------------------------------------------------------------
        gross profit                                31,205          23,868          26,157

selling, general and administrative
 expenses                                           27,030          28,954          35,357
goodwill impairment                                      -               -           5,126
restructuring expense and asset impairments
 (note 3)                                            3,534          10,273          10,372
------------------------------------------------------------------------------------------
        income (loss) from operations                  641        (15,359)        (24,698)
interest expense                                     3,781           4,010           3,713
interest income                                      (207)           (126)           (134)
other expense                                           68             634             517
------------------------------------------------------------------------------------------
        loss before income taxes                   (3,001)        (19,877)        (28,794)
income tax benefit (note 11)                       (1,685)         (8,081)        (10,942)
------------------------------------------------------------------------------------------
        net loss                             $     (1,316)        (11,796)        (17,852)
==========================================================================================

net loss per share-basic                           $(0.11)         $(1.02)         $(1.55)
net loss per share-diluted                         $(0.11)         $(1.02)         $(1.55)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
 EQUITY

                                                                    capital                            accumulated
                                              common   common   contributed                                  other         total
For the years ended April 29, 2007,            stock    stock  in excess of      unearned  retained  comprehensive  shareholders'
 April 30, 2006 and May 1, 2005               shares   amount     par value  compensation  earnings  income (loss)        equity
---------------------------------------------------------------------------------------------------------------------------------

balance, May 2, 2004                     11,546,634   $   578       39,943         (349)     63,219             -        103,391
  net loss                                        -         -            -            -     (17,852)            -        (17,852)
  stock-based compensation                        -         -            -          210           -             -            210
  common stock issued in connection
   with stock option plans                    4,125         1           21            -           -             -             22
---------------------------------------------------------------------------------------------------------------------------------
balance, May 1, 2005                     11,550,759       579       39,964         (139)     45,367             -         85,771
  net loss                                        -         -            -            -     (11,796)            -        (11,796)
  stock-based compensation                        -         -            -          139           -             -            139
  gain on cash flow hedge, net of taxes           -         -            -            -           -            18             18
  common stock issued in connection
   with stock option plans                  104,200         5          386            -           -             -            391
---------------------------------------------------------------------------------------------------------------------------------
balance, April 30, 2006                  11,654,959   $   584       40,350            -      33,571            18         74,523
  net loss                                        -         -            -            -      (1,316)            -         (1,316)
  stock-based compensation                        -         -          525            -           -             -            525
  loss on cash flow hedge, net of taxes           -         -            -            -           -           (22)           (22)
  common stock issued in connection with
   the acquisition of assets (note 2)       798,582        40        5,043            -           -             -          5,083
  common stock issued in connection
   with stock option plans                  115,750         5          279            -           -             -            284
---------------------------------------------------------------------------------------------------------------------------------
balance, April 29, 2007                  12,569,291   $   629       46,197            -      32,255            (4)        79,077
=================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended April 29, 2007, April 30, 2006 and May 1, 2005
(dollars in thousands)                                                                       2007          2006          2005
--------------------------------------------------------------------------------------------------------------------------------

cash flows from operating activities:
  net loss                                                                                $   (1,316)     (11,796)      (17,852)
  adjustments to reconcile net loss to net cash provided by operating activities:
    depreciation                                                                               7,849       14,362        18,884
    amortization of other assets                                                                 150           93           130
    stock-based compensation                                                                     525          139           210
    goodwill impairment                                                                            -            -         5,126
    deferred income taxes                                                                     (3,763)     (10,156)      (12,022)
    restructuring expenses, net of gain on sale of related assets                                536        6,582         6,690
    changes in assets and liabilities, net of effects of acquisition of assets:
        accounts receivable                                                                     (241)        (225)        1,895
        inventories                                                                              817       13,806        (1,454)
        other current assets                                                                   1,673        1,404          (969)
        other assets                                                                             (42)         (44)           67
        accounts payable                                                                       3,133       (1,302)        6,251
        accrued expenses                                                                         825       (1,711)       (3,560)
        accrued restructuring                                                                   (772)      (1,796)          882
        income taxes payable                                                                   2,091          944          (306)
--------------------------------------------------------------------------------------------------------------------------------
                net cash provided by operating activities                                     11,465       10,300         3,972
--------------------------------------------------------------------------------------------------------------------------------

cash flows from investing activities:
  capital expenditures                                                                        (3,762)      (6,242)      (11,448)
  acquisition of assets (note 2)                                                              (2,500)           -             -
  proceeds from the sale of buildings and equipment                                            3,315        3,950             -
--------------------------------------------------------------------------------------------------------------------------------
                net cash used in investing activities                                         (2,947)      (2,292)      (11,448)
--------------------------------------------------------------------------------------------------------------------------------

cash flows from financing activities:
  payments on vendor-financed capital expenditures                                            (1,356)        (942)       (1,527)
  proceeds from lines of credit                                                                2,593            -             -
  payments on long-term debt                                                                 (12,062)      (7,848)         (480)
  proceeds from the issuance of long-term debt (notes 2 and 12)                                2,500        5,020             -
  proceeds from common stock issued                                                              262          369            22
--------------------------------------------------------------------------------------------------------------------------------
                net cash used in financing activities                                         (8,063)      (3,401)       (1,985)
--------------------------------------------------------------------------------------------------------------------------------

increase (decrease) in cash and cash equivalents                                                 455        4,607        (9,461)

cash and cash equivalents at beginning of year                                                 9,714        5,107        14,568
--------------------------------------------------------------------------------------------------------------------------------

cash and cash equivalents at end of year                                                  $   10,169        9,714         5,107
================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation -- The consolidated financial statements include the accounts of the company and its subsidiaries, which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Description of Business -- The company manufactures and markets mattress fabrics and upholstery fabrics primarily for the furniture and bedding industries, with the majority of its revenues derived in North America. The company has upholstery fabric manufacturing operations located in Shanghai, China.

Fiscal Year -- The company's fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. Fiscal 2007, 2006 and 2005 each included 52 weeks.

Cash and Cash Equivalents -- Cash and cash equivalents include demand deposit and money market accounts. For purposes of the consolidated statements of cash flows, the company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable -- Substantially all of the company's accounts receivable are due from manufacturers in the bedding and furniture industries. The company grants credit to customers, a substantial number of which are located in North America and generally does not require collateral. Management continuously performs credit evaluations of its customers, considering numerous inputs including financial position, past payment history, cash flows, management ability, historical loss experience and economic conditions and prospects. The company does not have any off-balance sheet credit exposure related to its customers.

Inventories -- The company accounts for inventories at the lower of first-in, first-out (FIFO) cost or market. Management continually examines inventory to determine if there are indicators that the carrying value exceeds its net realizable value. Experience has shown that the most significant indicator of the need for inventory markdowns is the age of the inventory. As a result, the company provides inventory valuation write-downs based upon set percentages for inventory aging categories, generally using six, nine, twelve, and fifteen month categories.

Property, Plant and Equipment -- Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Amounts received on disposal less the book value of assets sold are charged or credited to income
(loss).

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

Interest costs of $62,000 and $212,000 for the construction of qualifying fixed assets were capitalized and are being amortized over the related assets' estimated useful lives for the years ended April 30, 2006 and May 1, 2005, respectively.

Foreign Currency Adjustments -- The United States dollar is the functional currency for the company's Canadian and Chinese subsidiaries. All foreign currency asset and liability accounts are remeasured into the U.S. dollars at year-end exchange rates, except for inventories, and property, plant, and equipment, which are remeasured at historical rates. Foreign currency revenues and expenses are remeasured at average exchange rates in effect during the year, except for certain expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses from remeasurement of foreign currency denominated monetary assets and liabilities are recorded in the other expense line item in the Consolidated Statements of Loss in the period in which they occur. Foreign currency remeasurement losses for the Canadian subsidiary were $105,000, $460,000, and $158,000 for the fiscal years ended April 29, 2007, April 30, 2006 and May 1, 2005, respectively. Foreign currency remeasurement gains for the Chinese subsidiaries were $286,000 and $96,000 for the fiscal years ended April 29, 2007 and April 30, 2006. There were no fluctuations in the Chinese RMB exchange rate for the fiscal year ended May 1, 2005.

Financial Instruments and Hedging -- In connection with the one of the company's real estate loans, the company has an agreement to hedge the interest rate risk exposure. The company entered into a $2,170,000 notional principal interest rate swap, which represents 50% of the principal amount of the loan, that effectively converted the floating rate LIBOR based payments to fixed payments at 4.99% plus the spread calculated under the loan agreement. This agreement expires October 2010. The effect of marking these contracts to fair value was recorded as a component of shareholders' equity in accumulated other comprehensive income
(loss).

Goodwill -- The company applies the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill no longer be amortized and that goodwill be tested for impairment by comparing each reporting unit's carrying value to its fair value. SFAS No. 142 also requires that, at least annually, goodwill be retested for impairment.

Due to continued adverse business conditions, the upholstery fabrics segment experienced operating profits and cash flows in fiscal 2005 significantly lower than expected. As a result, management determined that the goodwill associated with the segment should be tested for impairment in accordance with the provisions of SFAS No. 142. An independent business valuation specialist was engaged to assist the company in the determination of the fair market value of the Culp Decorative Fabrics division ("CDF") within the upholstery fabrics segment. The fair value of CDF, determined using several different methods, including comparable companies, comparable transactions, and discounted cash flow analysis, was less than the carrying value. Accordingly the company recorded a goodwill impairment charge of $5.1 million ($3.2 million net of taxes of $1.9 million), or $0.28 per share diluted in the second quarter of fiscal 2005, related to the goodwill associated with the upholstery fabrics segment. After this goodwill impairment charge, the company's remaining goodwill of $4.1 million relates to the mattress fabrics segment.

The company updated its goodwill impairment test as of April 29, 2007 for its mattress fabrics segment. This updated impairment test, which was prepared by the company, did not indicate any impairment of goodwill. The determination of fair value involves considerable estimation and judgment. In particular, determining the fair value of a business unit involves, among other things, developing forecasts of future cash flows and appropriate discount rates.

Income Taxes -- Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for temporary differences between the financial statement carrying amounts and the tax bases of the company's assets and liabilities and operating loss and tax credit carryforwards at income tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred income taxes of a change in tax rates is recognized in income (loss) in the period that includes the enactment date.

No provision is made for income taxes which may be payable if undistributed income of the company's foreign subsidiaries were to be paid as dividends to the company, since the company intends that such earnings will continue to be invested. At April 29, 2007, the amount of such undistributed income was $51.2 million. Foreign tax credits may be available as a reduction of United States income taxes in the event of such distributions.

The company has recorded tax contingencies to address potential exposures involving tax positions the company has taken that could be challenged by tax authorities. These potential exposures result from varying application of statutes, rules, regulations, and interpretations. The company's estimates of tax contingencies reflect assumptions and judgments about potential actions by taxing jurisdictions. Management believes that these assumptions and judgments are reasonable; however, the Company's accruals may change in the future as a result of new developments in each matter and the ultimate resolution of these matters maybe greater or less than the amount that the company has accrued.

Revenue Recognition -- Revenue is primarily recognized upon shipment, when title and risk of loss pass to the customer. The company does have certain shipments from overseas in which revenue is recognized upon delivery, when title and risk of loss pass to the customer. Provision is made currently for estimated product returns, claims and allowances. Management considers historical claims and return experience, among other things, when establishing the allowance for returns and allowances.

Shipping and Handling Costs -- Revenue received for shipping and handling costs, which is immaterial for all periods presented, are included in net sales.
Shipping costs, principally freight, that comprise payments to third-party shippers are classified as cost of sales. Handling costs, which consist principally of finished goods warehousing costs in the company's various distribution facilities, were $3.7 million, $4.2 million and $4.4 million in 2007, 2006 and 2005, respectively, and are included in selling, general and administrative expenses.

Stock-Based Compensation -- Effective May 1, 2006, the company began recording compensation expense associated with its stock option plans in accordance with SFAS No. 123R, "Share-Based Payment" which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant date fair value of the award. The company adopted the modified prospective transition method provided for under SFAS No. 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in fiscal 2007 now includes amortization related to the remaining unvested portion of all stock option awards granted prior to May 1, 2006, based on their grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

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

As a result of adopting SFAS No. 123R, the company recorded $525,000 of compensation expense for stock options within selling, general, and administrative expense for fiscal 2007. In the prior years, the company recorded $139,000 and $210,000 of compensation expense for stock options that were required to be accounted for under the provisions of APB Opinion No. 25 for fiscal 2006 and 2005, respectively.

The company adopted the short-cut method provided in SFAS No.123R to use for calculating the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No.123R. The company has not recognized excess tax benefits related to employee stock-based compensation and, therefore, does not currently have an APIC pool.

The following table illustrates the effect on net loss and net loss per share if the company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the company's stock option plan for fiscal 2006 and 2005:

--------------------------------------------------------------------------------
 (dollars in thousands, except per share data)              2006         2005
--------------------------------------------------------------------------------
 Net loss, as reported                                $  (11,796) $   (17,852)
 Add: Total stock-based employee compensation expense
 included in net loss, net of taxes                           83          132
 Deduct: Total stock-based employee compensation
  expense
 determined under fair value-based method for all
  awards,
 net of taxes                                               (413)        (506)
--------------------------------------------------------------------------------
 Pro forma net loss                                   $  (12,126) $   (18,226)
--------------------------------------------------------------------------------
 Net loss per share:
 Basic - as reported                                  $    (1.02) $     (1.55)
 Basic - pro forma                                         (1.05)       (1.58)
 Diluted - as reported                                     (1.02)       (1.55)
 Diluted - pro forma                                       (1.05)       (1.58)
--------------------------------------------------------------------------------

Fair Value of Financial Instruments -- The carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments.

The fair value of the company's long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities. At April 29, 2007, the carrying value of the company's long-term debt and lines of credit was $40.8 million and the fair value is $38.3 million. At April 30, 2006, the carrying value of the company's long-term debt was $47.7 million and the fair value was $46.4 million.

Use of Estimates -- The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The consideration given for this transaction, after adjustments to the closing date inventory as defined by the Agreement, was $8.1 million. Payment consisted of $2.5 million in cash financed by a term loan (see Note 12), the issuance of 798,582 shares of the company's common stock with a fair value of $5.1 million, and the company also incurred direct acquisition costs relating to legal, accounting, and other professional fees of $515,000. This transaction did not constitute a business combination within the criteria of EITF 98-3, Determining whether a Non-Monetary Transaction involves Receipt of Productive Assets or of a Business. The total transaction cost was allocated as follows:

--------------------------------------------------------------------------------
    (dollars in thousands)                                       Fair Value
--------------------------------------------------------------------------------
    Inventories                                                    $  4,754
    Other current assets (credit on future purchases of inventory)    2,210
    Non-compete agreement                                             1,148
--------------------------------------------------------------------------------
                                                                   $  8,112
================================================================================

The company recorded a non-compete agreement related to the transaction at its fair value based on various valuation techniques, which is reflected in other assets in the accompanying consolidated balance sheet. The non-compete agreement will be amortized on a straight-line basis over the four year life of the agreement. Amortization expense during the next four fiscal years follows: FY 2008 - $287,000; FY 2009 - $287,000; FY 2010 - $287,000; and FY 2011 - $215,000.

The Agreement required ITG to provide certain transition services to the company and manufacture goods for the company for a limited period of time to support the company's efforts to transition the former ITG mattress fabrics products into the company's operations. The company hired only one of ITG's employees after the transition period was completed. ITG also agreed that it will not compete with the company in the mattress fabrics business for a period of four years, except for mattress fabrics production in China for final consumption in China (meaning the mattress fabric and the mattress on which it is used is sold only in China).

In connection with the Agreement, the company issued 798,582 shares of common stock. As a result, the company entered into a Registration Rights and Shareholder Agreement ("the Registration Agreement"), which relates to the shares of the common stock issued by the company to ITG (the "Shares"). Under the terms of the Registration Agreement, ITG required the company to register the Shares with the Securities and Exchange Commission, allowing the Shares to be sold to the public after the registration statement became effective. The Registration Agreement also contained provisions pursuant to which ITG agreed not to purchase additional company shares or take certain other actions to influence control of the company, and agreed to vote the shares in accordance with recommendations of the company's board of directors. Pursuant to a registration request by ITG, a registration statement was filed in the fourth quarter and became effective April 10, 2007.

3.   RESTRUCTURING AND ASSET IMPAIRMENT

A summary of accrued restructuring costs follows:
--------------------------------------------------------------------------------
(dollars in thousands)                     April 29, 2007     April 30, 2006
--------------------------------------------------------------------------------
December 2006 Upholstery Fabrics          $         1,545                  -
September 2005 Upholstery fabrics                     258                439
August 2005 Upholstery Fabrics                         18                134
April 2005 Upholstery Fabrics                         141              1,000
October 2004 Upholstery Fabrics                        13                 64
Fiscal 2003 Culp Decorative Fabrics                 1,307              2,412
Fiscal 2001 Culp Decorative Fabrics                     -                  5
--------------------------------------------------------------------------------
                                          $         3,282              4,054
================================================================================

December 2006 Upholstery Fabrics

On December 12, 2006, the company's board of directors approved a restructuring plan within the upholstery fabrics segment to consolidate the company's U.S. upholstery fabrics manufacturing facilities and outsource its specialty yarn production. This process involved closing the company's weaving plant located in Graham, NC, and closing the yarn plant located in Lincolnton, NC. The company has transferred certain production from the Graham, NC plant facility to its Anderson, SC and Shanghai, China, plant facilities as well as a small portion to contract weavers. The company will continue to operate one upholstery fabrics plant in Anderson, SC, to produce velvets and decorative fabrics. As a result of these two plant closures, the company reduced the number of associates by approximately 185 people.

During fiscal 2007, total restructuring and related charges incurred were $6.7 million of which $2.2 million related to inventory markdowns, $1.3 million related to employee termination benefits, $1.2 million related to accelerated depreciation, $1.0 million related to write-downs of equipment, $461,000 related to asset movement costs, $241,000 related to lease termination and other exit costs, and $212,000 related to operating costs associated with the closing of plant facilities. Of the total charge, $3.6 million was recorded in cost of sales and $3.1 million was recorded in restructuring expense in the 2007 Consolidated Statement of Loss.

The following summarizes the activity in the restructuring accrual (dollars in thousands):

--------------------------------------------------------------------------------
                                     Employee           Lease
                                    Termination    Termination and
                                      Benefits     Other Exit Costs     Total
--------------------------------------------------------------------------------
accrual established in fiscal 2007  $   1,284              -            1,284
adjustments in fiscal 2007                 63            241              304
paid in fiscal 2007                       (43)             -              (43)
--------------------------------------------------------------------------------
balance, April 29, 2007             $   1,304            241            1,545
================================================================================

As of April 29, 2007, assets classified as held for sale consisted of a building and equipment with a value of $2.2 million.

September 2005 Upholstery Fabrics

On September 27, 2005, the company's board of directors approved a strategic alliance with Synthetics Finishing, a division of TSG Incorporated, to provide finishing services to the company for its domestically produced decorative upholstery fabrics. As a result, the company closed its finishing plant in Burlington, NC, thereby reducing the number of associates by approximately 100 people.

During fiscal 2006, total restructuring and related charges incurred were $1.4 million of which $533,000 related to employee termination benefits, $419,000 related to asset movement costs, $238,000 related to accelerated depreciation, $177,000 related to write-downs of equipment, and $10,000 related to operating costs associated with the closing of a plant facility. Of the total charge, $1.1 million was recorded in restructuring expense and $245,000 was recorded in cost of sales in the 2006 Consolidated Statement of Loss.

During fiscal 2007, total restructuring and related charges incurred were $494,000 of which $450,000 related to other operating costs associated with the closing of the plant facility, $284,000 related to lease termination and other exit costs, $212,000 related to asset movement costs, a credit of $177,000 related to employee termination benefits, and a credit of $275,000 related to sales proceeds received on equipment with no carrying value. Of the total net charge, $44,000 was recorded in restructuring expense and $450,000 was recorded in cost of sales in the 2007 Consolidated Statement of Loss.

The following summarizes the activity in the restructuring accrual (dollars in thousands):

--------------------------------------------------------------------------------
                                      Employee           Lease
                                    Termination     Termination and
                                      Benefits     Other Exit Costs     Total
--------------------------------------------------------------------------------
accrual established in fiscal 2006  $     510              -              510
adjustments in fiscal 2006                 23              -               23
paid in fiscal 2006                       (94)             -              (94)
--------------------------------------------------------------------------------
balance, April 30, 2006                   439              -              439
additions in fiscal 2007                    -            282              282
adjustments in fiscal 2007               (177)             2             (175)
paid in fiscal 2007                      (231)           (57)            (288)
--------------------------------------------------------------------------------
balance, April 30, 2007             $      31            227              258
================================================================================

As of April 29, 2007, there were no assets classified as held for sale. As of April 30, 2006, assets classified as held for sale consisted of a building with a value of $641,000.

August 2005 Upholstery Fabrics

In August 2005, the company's board of directors approved a restructuring plan within the upholstery fabrics segment designed to reduce the company's U.S. yarn manufacturing operations. The company sold its polypropylene yarn extrusion equipment (with a carrying value of $2.3 million) located in Graham, NC to the company's supplier for polypropylene yarn, for $1.1 million payable in cash. Pursuant to terms of the sale agreement, the company has a long-term supply contract with the supplier to continue to provide the company with polypropylene yarn at prices tied to a published index.

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

During fiscal 2006, total restructuring and related charges incurred were $5.5 million, of which $2.6 million related to write-downs of a building and equipment, $1.2 million related to accelerated depreciation, $567,000 related to employee termination benefits, $565,000 related to inventory markdowns, $394,000 related to operating costs associated with the closing of a plant facility,
$175,000 related to asset movement costs, and $11,000 related to lease termination costs. Of this total charge, $3.4 million was recorded in restructuring expense and $2.1 million was recorded in cost of sales in the 2006 Consolidated Statement of Loss.

During fiscal 2007, total restructuring and related charges incurred were $63,000 of which $412,000 related to write-downs of building and equipment, $167,000 related to operating costs associated with the closing of a plant facility, $49,000 related to asset movement costs, $6,000 related to lease termination costs, a credit of $40,000 related to employee termination benefits, and a credit of $531,000 related to sales proceeds on equipment with no carrying value. Of this total net charge, a credit of $104,000 was recorded in restructuring expense and a charge of $167,000 was recorded in cost of sales in the 2007 Consolidated Statement of Loss.

The following summarizes the activity in the restructuring accrual (dollars in thousands):

--------------------------------------------------------------------------------
                                      Employee           Lease
                                    Termination     Termination and
                                      Benefits     Other Exit Costs     Total
--------------------------------------------------------------------------------
accrual established in fiscal 2006  $     570             14              584
adjustments in fiscal 2006                 (3)            (3)              (6)
paid in fiscal 2006                      (440)            (4)            (444)
--------------------------------------------------------------------------------
balance, April 30, 2006                   127              7              134
adjustments in fiscal 2007                (40)             6              (34)
paid in fiscal 2007                       (69)           (13)             (82)
--------------------------------------------------------------------------------
balance, April 29, 2007             $      18              -               18
================================================================================

As of April 29, 2007, assets classified as held for sale consisted of equipment with a value of $255,000. As of April 30, 2006, assets classified as held for sale consisted of a building and equipment with a value of $1.2 million.

April 2005 Upholstery Fabrics

In April 2005, the company's board of directors approved a restructuring plan within the upholstery fabrics segment designed to reduce costs, increase asset utilization, and improve profitability. The restructuring plan included consolidation of the company's velvet fabrics manufacturing operations, additional fixed manufacturing cost reductions in the decorative fabrics operation, and significant reductions in selling, general and administrative expenses within the upholstery fabrics segment. Another element of the restructuring plan was a substantial reduction in raw material and finished goods stock keeping units or SKUs, to simplify manufacturing processes, increase productivity and reduce inventories. The company also relocated its velvet production equipment from the manufacturing facility in Burlington, NC, to its other velvet plant in Anderson, SC, resulting in significant reductions of fixed manufacturing costs. The company combined its sales, design, and customer service activities within the upholstery fabrics segment. As a result, on June 30, 2005, the company sold two buildings in Burlington, NC consisting of approximately 140,000 square feet for proceeds of $2,850,000. These initiatives significantly reduced the company's selling, general and administrative expenses. Overall, these restructuring actions reduced the number of associates by 350 people.

During fiscal 2005, the total restructuring and related charges incurred were $7.1 million, of which approximately $4.3 million related to write-downs of buildings and equipment, $1.9 million related to employee termination benefits, $874,000 related to accelerated depreciation and inventory markdowns, and $47,000 related to lease termination costs. Of the total charge, $6.2 million was recorded in restructuring expense, $761,000 related to accelerated depreciation and inventory markdowns were recorded in cost of sales, and $113,000 related to accelerated depreciation was recorded in selling, general and administrative expenses in the 2005 Consolidated Statement of Loss.

During fiscal 2006, the total restructuring and related charges incurred were $8.8 million, of which approximately $3.5 million related to accelerated depreciation, $2.3 million related to write-downs of equipment, $1.5 million related to inventory markdowns, $557,000 related to asset movement costs, $529,000 related to employee termination benefits, and $435,000 related to lease termination costs. Of this total charge, $3.7 million was recorded in restructuring expense, $2.1 million was recorded in cost of sales, and $3.0 million was recorded in selling, general and administrative expenses in the 2006 Consolidated Statement of Loss.

During fiscal 2007, the total restructuring and related charges incurred were $1.1 million, of which approximately $671,000 related to asset movement costs, $321,000 related to operating costs associated with the closing of plant facilities, $238,000 related to inventory markdowns, $194,000 related to lease termination costs, $59,000 related to write-downs of equipment, a credit of $165,000 related to sales proceeds received on equipment with no carrying value, and a credit of $195,000 related to employee termination benefits. Of this total net charge, $564,000 was recorded in restructuring expense, $501,000 was recorded in cost of sales, and $58,000 was recorded in selling, general and administrative expenses in the 2007 Consolidated Statement of Loss.

The following summarizes the activity in the restructuring accrual (dollars in thousands):

--------------------------------------------------------------------------------
                                      Employee          Lease
                                    Termination     Termination and
                                      Benefits     Other Exit Costs     Total
--------------------------------------------------------------------------------
accrual established in fiscal 2005  $   1,897             47            1,944
paid in fiscal 2005                         -              -                -
--------------------------------------------------------------------------------
balance, May 1, 2005                    1,897             47            1,944
additions in fiscal 2006                    -            406              406
adjustments in fiscal 2006                529             29              558
paid in fiscal 2006                    (1,627)          (281)          (1,908)
--------------------------------------------------------------------------------
balance, April 30, 2006                   799            201            1,000
additions in fiscal 2007                    -            184              184
adjustments in fiscal 2007               (195)            10             (185)
paid in fiscal 2007                      (517)          (341)            (858)
--------------------------------------------------------------------------------
balance, April 29, 2007             $      87             54              141
================================================================================

As of April 29, 2007, there were no assets classified as held for sale. As of April 30, 2006, assets classified as held for sale consisted of equipment with a value of $1.3 million.

October 2004 Upholstery Fabrics

In October 2004, the company's board of directors approved a restructuring plan within the upholstery fabrics segment aimed at reducing costs, increasing asset utilization and improving profitability. The restructuring plan principally involved consolidation of the company's decorative fabrics weaving operations by closing Culp's facility in Pageland, SC, and consolidating those operations into the Graham, NC facility. Additionally, the company consolidated its yarn operations by integrating the production of the Cherryville, NC plant into the company's Shelby, NC facility. Another element of the restructuring plan was a substantial reduction in certain raw material and finished goods stock keeping units, or SKUs, to reduce manufacturing complexities and lower costs, with the ongoing objective of identifying and eliminating products that are not generating acceptable volumes of margins. Finally, the company made reductions in selling, general, and administrative expenses. Overall, these restructuring actions reduced the number of associates by approximately 250 people.

During fiscal 2005, the total restructuring and related charges incurred were $16.3 million, of which approximately $6.8 million related to accelerated depreciation and inventory markdowns, $5.1 million of goodwill impairment, which represents all of the remaining goodwill associated with the upholstery fabrics segment, $2.4 million related to asset movement costs, $1.3 million related to write-downs of buildings and equipment, and $722,000 related to employee termination benefits. Of the total charge, $4.4 million was recorded in restructuring expense, and $6.8 million related to accelerated depreciation and inventory markdowns was recorded in cost of sales in the 2005 Consolidated Statement of Loss.

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

During fiscal 2007, as a result of management's continual evaluation of the restructuring accrual, the restructuring accrual was decreased by $22,000 to reflect current estimates of future health care claims. This $22,000 decrease in the restructuring accrual was recorded as a credit to restructuring expense in the 2007 Consolidated Statement of Loss.

The following summarizes the activity in the restructuring accrual (dollars in thousands):

--------------------------------------------------------------------------------
                                      Employee           Lease
                                    Termination     Termination and
                                      Benefits     Other Exit Costs     Total
--------------------------------------------------------------------------------
accrual established in fiscal 2005  $   1,305              -            1,305
adjustments in fiscal 2005               (583)             -             (583)
paid in fiscal 2005                      (413)             -             (413)
--------------------------------------------------------------------------------
balance, May 1, 2005                      309              -              309
additions in fiscal 2006                    -              3                3
adjustments in fiscal 2006                 88              -               88
paid in fiscal 2006                      (333)            (3)            (336)
--------------------------------------------------------------------------------
balance, April 30, 2006                    64              -               64
additions in fiscal 2007                    -              -                -
adjustments in fiscal 2007                (22)             -              (22)
paid in fiscal 2007                       (29)             -              (29)
--------------------------------------------------------------------------------
balance, April 29, 2007             $      13              -               13
================================================================================

As of April 29, 2007, and April 30, 2006, there were no assets classified as held for sale.

Fiscal 2003 Culp Decorative Fabrics Restructuring

In August 2002, the company's board of directors approved a restructuring plan within CDF aimed at lowering manufacturing costs, simplifying the dobby fabric upholstery line, increasing asset utilization and enhancing the division's manufacturing competitiveness. The restructuring plan principally involved (1) consolidation of the division's weaving, finishing, yarn making and distribution operations by closing the facility in Chattanooga, TN and integrating these functions into other plants, (2) a significant reduction in the number of stock keeping units, or SKUs offered in the dobby product line and (3) a net reduction in workforce of approximately 300 positions.

During fiscal 2005, as a result of management's continual evaluation of the restructuring accrual, the restructuring accrual was decreased by $214,000 in employee termination benefits to reflect the current estimates of future health care claims and was decreased by $169,000 in lease termination and other exit costs to reflect current estimates of sub-lease income. This $383,000 decrease in the restructuring accrual was recorded as a credit to restructuring expense in the 2005 Consolidated Statement of Loss.

During fiscal 2006, as a result of management's continual evaluation of the restructuring accrual, the restructuring accrual was decreased by approximately $241,000 in lease termination and other exit costs to reflect current estimates of sub-lease income and other exit costs and was decreased by $66,000 to reflect current estimates of employee termination benefits. This $307,000 decrease in the restructuring accrual was recorded as a credit to restructuring expense in the 2006 Consolidated Statement of Loss. Additionally, the company recorded a restructuring related charge of $34,000 for operating costs associated with the closed plant facility. This $34,000 restructuring related charge was recorded in cost of sales in the 2006 Consolidated Statement of Loss.

During fiscal 2007, as a result of management's continual evaluation of the restructuring accrual, the restructuring accrual was decreased by approximately $17,000 in lease termination and other exit costs to reflect current estimates of sub-lease income and other exit costs. This $17,000 decrease in the restructuring accrual was recorded as a credit to restructuring expense in the 2007 Consolidated Statement of Loss. Additionally, the company recorded a restructuring related charge of $38,000 for operating costs associated with the closed plant facility. This $38,000 restructuring related charge was recorded in cost of sales in the 2007 Consolidated Statement of Loss.

The following summarizes the activity in the restructuring accrual (dollars in thousands):

--------------------------------------------------------------------------------
                                      Employee           Lease
                                    Termination     Termination and
                                      Benefits     Other Exit Costs     Total
--------------------------------------------------------------------------------
balance, May 2, 2004                $     500          4,334            4,834
adjustments in fiscal 2005               (214)          (169)            (383)
paid in fiscal 2005                       (86)          (778)            (864)
--------------------------------------------------------------------------------
balance, May 1, 2005                      200          3,387            3,587
adjustments in fiscal 2006                (66)          (241)            (307)
paid in fiscal 2006                       (46)          (822)            (868)
--------------------------------------------------------------------------------
balance, April 30, 2006                    88          2,324            2,412
adjustments in fiscal 2007                  -            (17)             (17)
paid in fiscal 2007                       (45)        (1,043)          (1,088)
--------------------------------------------------------------------------------
balance, April 29, 2007             $      43          1,264            1,307
================================================================================

As of April 29, 2007 and April 30, 2006, there were no assets classified as held for sale.

Wet Printed Flock Restructuring

In April 2002, the company's board of directors approved a plan to exit the wet printed flock upholstery fabric business. The exit plan involved closing a printing facility and flocking operation within the velvet fabrics manufacturing operations, reduction in related selling and administrative expenses and termination of 86 employees.

During fiscal 2005, assets held for sale consisted of a building and land with a carrying value of $180,000 were sold, resulting in a restructuring credit of $54,000. An additional restructuring credit of $84,000 was recognized relating to lease termination and other exit costs. The total restructuring credit of
$138,000 was recorded as a credit to restructuring expense in the 2005 Consolidated Statement of Loss.

The following summarizes the activity in the restructuring accrual (dollars in thousands):

--------------------------------------------------------------------------------
                                      Employee           Lease
                                    Termination     Termination and
                                      Benefits     Other Exit Costs     Total
--------------------------------------------------------------------------------
balance, May 2, 2004                $       -            100              100
adjustments in fiscal 2005                  -            (84)             (84)
paid in fiscal 2005                         -            (16)             (16)
--------------------------------------------------------------------------------
balance, May 1, 2005                $       -              -                -
================================================================================

As of May 1, 2005, there were no assets classified as held for sale.

Fiscal 2001 Culp Decorative Fabrics Restructuring

During fiscal 2001, the company's board of directors approved a restructuring plan in its upholstery fabric segment which involved (1) the consolidation of certain fabric manufacturing capacity within the upholstery fabrics segment, (2) closing one of the company's four yarn manufacturing plants, (3) an extensive reduction in selling, general and administrative expenses including the termination of 110 employees and (4) a comprehensive SKU reduction initiative related to finished goods and raw materials in the upholstery fabrics segment.

During fiscal 2005, as a result of management's continual evaluation of the restructuring accrual, the reserve was reduced $12,000 to reflect current estimates of future health care claims.

During fiscal 2006, as a result of management's continual evaluation of the restructuring accrual, the reserve was increased $109,000 to reflect current estimates of future health care claims. Additionally, the company recorded a restructuring related charge of $34,000 for operating costs associated with a closed plant facility.

During fiscal 2007, as a result of management's continual evaluation of the restructuring accrual, the reserve was decreased by $5,000 to reflect current estimates of future health care claims. This $5,000 decrease in the restructuring accrual was recorded as a credit to restructuring expense in the 2007 Consolidated Statement of Loss. Additionally, the company recorded a restructuring related charge of $26,000 for operating costs associated with a closed plant facility. This $26,000 restructuring related charge was recorded in cost of sales in the 2007 Consolidated Statement of Loss.

The following summarizes the activity in the restructuring accrual (dollars in thousands):

--------------------------------------------------------------------------------
                                      Employee           Lease
                                    Termination     Termination and
                                      Benefits     Other Exit Costs     Total
--------------------------------------------------------------------------------
balance, May 2, 2004                $      34              -               34
adjustments in fiscal 2005                (12)             -              (12)
paid in fiscal 2005                       (12)             -              (12)
--------------------------------------------------------------------------------
balance, May 1, 2005                       10              -               10
adjustments in fiscal 2006                109              -              109
paid in fiscal 2006                      (114)             -             (114)
--------------------------------------------------------------------------------
balance, April 30, 2006                     5              -                5
adjustments in fiscal 2007                 (5)             -               (5)
paid in fiscal 2007                         -              -                -
--------------------------------------------------------------------------------
balance, April 29, 2007             $       -              -                -
================================================================================

As of April 29, 2007 and April 30, 2006, there were no assets classified as held for sale.

4.   ACCOUNTS RECEIVABLE

A summary of accounts receivable follows:
                                                           April 29,   April 30,
(dollars in thousands)                                         2007        2006
--------------------------------------------------------------------------------
customers                                                 $  31,192     30,924
allowance for doubtful accounts                              (1,332)    (1,049)
reserve for returns and allowances and
 discounts                                                     (570)      (826)
--------------------------------------------------------------------------------
                                                          $  29,290     29,049
================================================================================

A summary of the activity in the allowance for doubtful accounts follows:

(dollars in thousands)                          2007         2006        2005
--------------------------------------------------------------------------------
beginning balance                            $   (1,049)     (1,142)    (1,442)
(provision) recovery for bad debts                 (618)         (5)       272
write-offs, net of recoveries                       335          98         28
--------------------------------------------------------------------------------
ending balance                               $   (1,332)     (1,049)    (1,142)
================================================================================

A summary of the activity in the allowance for returns and allowances and discounts follows:

(dollars in thousands)                          2007         2006        2005
--------------------------------------------------------------------------------
beginning balance                            $     (826)       (837)      (903)
provision for returns and allowances
 discounts                                       (1,429)     (1,834)    (2,144)
cash discounts taken                              1,685       1,845      2,210
--------------------------------------------------------------------------------
ending balance                               $     (570)       (826)      (837)
================================================================================

5.  INVENTORIES

    A summary of inventories follows:

                                                          April 29,    April 30,
(dollars in thousands)                                        2007         2006
--------------------------------------------------------------------------------
raw materials                                             $  10,200     13,561
work-in-process                                               1,711      2,020
finished goods                                               28,719     21,112
--------------------------------------------------------------------------------
                                                          $  40,630     36,693
================================================================================

6.  PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

                                        depreciable live  April 29,   April 30,
(dollars in thousands)                        (in years)      2007        2006
--------------------------------------------------------------------------------
land and improvements                                10   $   1,829      2,051
buildings and improvements                         7-40      17,791     21,372
leasehold improvements                     life of lease      4,486      3,194
machinery and equipment                            3-12      69,517     93,452
office furniture and equipment                     3-10       5,884      6,062
capital projects in progress                                  1,708        951
--------------------------------------------------------------------------------
                                                            101,215    127,082
accumulated depreciation and amortization                   (63,442)   (82,443)
--------------------------------------------------------------------------------
                                                          $  37,773     44,639
================================================================================

The company did not finance any of its capital expenditures for fiscal 2007. The non-cash portion of these capital expenditures representing vendor financing
totaled   $1.7  million  and  $1.5  million  in  fiscal  years  2006  and  2005, respectively.

7.   GOODWILL

A summary of the change in the carrying amount of goodwill follows:

(dollars in thousands)                          2007        2006        2005
--------------------------------------------------------------------------------
beginning balance                            $    4,114       4,114      9,240
impairment charge                                     -           -     (5,126)
--------------------------------------------------------------------------------
ending balance                               $    4,114       4,114      4,114
================================================================================

The goodwill balance relates to the mattress fabrics segment.

8.   OTHER ASSETS

A summary of other assets follows:

                                                          April 29,   April 30,
(dollars in thousands)                                        2007        2006
--------------------------------------------------------------------------------
cash surrender value - life insurance                     $   1,154      1,038
ITG non-compete agreement, net (note 2)                       1,076          -
other                                                           358        526
--------------------------------------------------------------------------------
                                                          $   2,588      1,564
================================================================================

At April 29, 2007, the gross carrying amount and accumulated amortization for the ITG non-compete agreement was $1.1 million and $72,000 respectively. Amortization expense for the ITG non-compete agreement was $72,000 for fiscal 2007. The company did not have any intangible assets in fiscal 2006 and 2005.

9.   ACCOUNTS PAYABLE

A summary of accounts payable follows:

                                                          April 29,   April 30,
(dollars in thousands)                                        2007        2006
--------------------------------------------------------------------------------
accounts payable - trade                                  $  22,027     18,386
accounts payable - capital expenditures                       1,558      2,449
--------------------------------------------------------------------------------
                                                          $  23,585     20,835
================================================================================

10. ACCRUED EXPENSES

A summary of accrued expenses follows:

                                                           April 29,  April 30,
(dollars in thousands)                                         2007       2006
--------------------------------------------------------------------------------
compensation, commissions and related benefits            $   4,941      4,757
interest                                                        314        433
accrued rebates                                               1,013        705
other                                                         2,402      1,950
--------------------------------------------------------------------------------
                                                          $   8,670      7,845
================================================================================

11. INCOME TAXES

Total income taxes (benefits) were allocated as follows:

(dollars in thousands)                          2007         2006        2005
--------------------------------------------------------------------------------
loss from operations                         $   (1,685)     (8,081)   (10,942)
shareholders' equity, related to
  the tax benefit arising from the
   exercise of stock options                        (16)        (21)        (4)
shareholders' equity, related to tax effect
   of cash flow hedge                               (13)         11          -
--------------------------------------------------------------------------------
                                             $   (1,714)     (8,091)   (10,946)
================================================================================

Income tax benefit attributable to income (loss) from operations consists of:

(dollars in thousands)                          2007        2006         2005
--------------------------------------------------------------------------------
current
  federal                                    $        -           -          -
  state                                               -           -          -
  foreign                                         2,091       2,066      1,080
--------------------------------------------------------------------------------
                                                  2,091       2,066      1,080
--------------------------------------------------------------------------------
deferred
  federal                                        (3,100)     (8,742)   (10,852)
  state                                            (344)       (970)    (1,000)
  foreign                                          (332)       (455)      (170)
--------------------------------------------------------------------------------
                                                 (3,776)    (10,167)   (12,022)
--------------------------------------------------------------------------------
                                             $   (1,685)     (8,081)   (10,942)
================================================================================

Income before income taxes related to the company's foreign operations for the years ended April 29, 2007, April 30, 2006 and May 1, 2005, was $8.6 million, $6.5 million and $5.9 million, respectively.

Under a tax holiday in the People's Republic of China, the company was granted an exemption from income taxes for two years commencing from the first profit-making year on a calendar year basis and a 50% reduction in the income tax rates for the following three years. Calendar year 2004 was the first profit-making year. The company is entitled to a 50% income tax reduction for the calendar years 2006, 2007, and 2008. The applicable income tax rate is 27%. Had the company not been entitled to the tax holiday, the consolidated income tax benefit for fiscal years 2007, 2006 and 2005 would have been $830,000, $6.9 million and $10.5 million, respectively.

The following schedule summarizes the principal differences between income tax expense (benefit) at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

                                                   2007        2006       2005
--------------------------------------------------------------------------------
federal income tax rate                           (34.0)%     (34.0)%    (34.0)%
state income taxes, net of federal
  income tax benefit                              (14.6)       (5.1)      (4.8)
foreign tax rate differential                     (51.5)      (10.6)      (3.9)
increase in tax reserves                           11.5         7.7          -
non-deductible stock option expense                25.6           -          -
non-deductible expenses                             3.3         1.4        0.5
other                                               3.6        (0.1)       4.2
--------------------------------------------------------------------------------
                                                  (56.1)%     (40.7)%    (38.0)%
================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:

(dollars in thousands)                                       2007       2006
--------------------------------------------------------------------------------
deferred tax assets:
    accounts receivable                                   $     642        642
    inventories                                               2,253      2,812
    goodwill                                                      -      5,748
    compensation                                                672      1,181
    liabilities and reserves                                  1,898      1,286
    alternative minimum tax                                   1,320      1,320
    net operating loss carryforwards                         27,005     18,405
--------------------------------------------------------------------------------
        gross deferred tax assets                            33,790     31,394
    valuation allowance                                           -          -
--------------------------------------------------------------------------------
        total deferred tax assets                            33,790     31,394
--------------------------------------------------------------------------------
deferred tax liabilities:
    property, plant and equipment, net                       (2,691)    (4,038)
    other                                                       (40)       (60)
--------------------------------------------------------------------------------
        total deferred tax liabilities                       (2,731)    (4,098)
--------------------------------------------------------------------------------
                                                          $  31,059     27,296
================================================================================

Federal and state net operating loss carryforwards with related future tax benefits of $27.0 million at April 29, 2007. These carryforwards principally expire in 16-20 years, fiscal 2022 through fiscal 2027. The company also has an alternative minimum tax credit carryforward of approximately $1.3 million for federal income tax purposes that does not expire.

In making the judgment about the realization of the deferred tax assets, management has considered both negative and positive evidence, and concluded that sufficient positive evidence exists to overcome the cumulative losses experienced in recent years. Specifically, management considered the following, among other factors: nature of the company's products; history of positive earnings in the mattress ticking segment; capital projects in progress to further enhance the company's globally competitive cost structure in the mattress fabrics segment; recent restructuring actions in the U.S. upholstery fabrics business to adjust the U.S. cost structure and bring U.S. manufacturing capacity in line with demand; development of offshore manufacturing and sourcing programs to meet changing demands of upholstery fabric customers in the U.S.; and the incremental sales volume from the purchase of certain assets from ITG related to the mattress fabric product line of ITG's Burlington House Division. Management's analysis of taxable income also included the following considerations: none of the company's net operating loss carryforwards have previously expired unused; the U.S. federal carryforward period is 20 years; and the company's current income tax loss carryforwards principally expire in 16-20 years; fiscal 2022 through 2027. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

Income tax payments, net of income tax refunds, were $393,000 in fiscal 2007, $1.4 million in fiscal 2006 and $1.3 million in fiscal 2005.


12.  LONG-TERM DEBT AND LINES OF CREDIT

A summary of long-term debt follows:

                                                           April 29,   April 30,
(dollars in thousands)                                         2007        2006
--------------------------------------------------------------------------------
unsecured senior term notes                               $  30,905     42,440
real estate loan - I                                          4,039      4,242
real estate loan - II                                         2,500          -
canadian government loans                                       716      1,040
--------------------------------------------------------------------------------
                                                             38,160     47,722
current maturities of long-term debt                        (16,046)    (8,060)
--------------------------------------------------------------------------------
   long-term debt, less current maturities                $  22,114     39,662
--------------------------------------------------------------------------------

lines of credit                                           $   2,593          -

--------------------------------------------------------------------------------
total borrowings                                          $  40,753     47,722
--------------------------------------------------------------------------------

Unsecured Term Notes

The company's unsecured senior term notes (the "Notes") are payable over an average remaining term of 2.2 years beginning February 2007 through March 2010. As of April 29, 2007, the principal payments that are required to be paid in periodic installments over the next three fiscal years are as follows: 2008 - $15.9 million; 2009 - $7.5 million; and 2010 - $7.5 million.

On December 6, 2006, the company entered into a Second Amendment to Note Purchase Agreements (the "Amendment"). Upon execution of this amendment, the company prepaid $3.0 million of the total $7.5 million due in March 2007 of the principal amount due March 2007 and interest on the Notes, without prepayment penalty or "make whole" premium. The Amendment raised the interest rate from 7.76% to 8.80% on the remaining outstanding Notes and allows for an increase in the amount of other debt to be incurred by the company, including a provision that allows for debt of up to $5 million in the company's China subsidiary. The Amendment changed the financial covenants applicable to the company to provide additional flexibility to account for recent changes that the company has made or could make to its business and the accounting consequences of those changes. Beginning in the third quarter of fiscal 2007, these changes exclude from the financial covenants, all restructuring and related charges associated with the U.S. upholstery fabrics operations and any valuation allowance, if needed, against the company's net deferred tax assets from U.S. operations. The Amendment provides for prepayments of the Notes (at the option of the noteholders and without prepayment penalty) to the extent that the company's cash balances exceed $8 million at the end of each fiscal quarter. The company paid the remaining $4.5 million due in March of 2007 on February 20, 2007, as part of this prepayment provision. In addition, the company prepaid a total of $4.0 million scheduled to be due in March of 2008 in the fourth quarter of fiscal 2007 and $2.2 million in May 2007.

On April 17, 2007, the company entered into a third amendment. This amendment requires the company not to exceed capital expenditures on a cash basis of $4.0 million for fiscal years 2007 and 2008, and $4.0 million plus an additional amount as defined in the agreement for any fiscal year thereafter.

Real Estate Loan - I

The company has a real estate loan that is secured by a lien on the company's corporate headquarters office located in High Point, NC. This term loan bears interest at the one-month LIBOR plus an adjustable margin (8.32% at April 29, 2007) based on the company's debt/EBITDA ratio, as defined in the agreement and is payable in varying monthly installments through September 2010, with a final payment of $3.3 million in October 2010.

Real Estate Loan - II

On January 22, 2007, the company entered into an agreement with a bank to provide for a term loan in the amount of $2.5 million in connection with the ITG asset purchase agreement (Note 2). This term loan is secured by a lien on the company's corporate headquarters office located in High Point, NC and bears interest at the one-month LIBOR plus an adjustable margin (8.32% at April 29, 2007) based on the company's debt/EBITDA ratio, as defined in the agreement. This agreement requires the company to pay interest monthly with the entire principal amount due on June 30, 2010.

Canadian Government Loans

In November 2005, the company entered into an agreement with the Canadian government to provide for a term loan in the amount of $680,000. The proceeds were to partially finance capital expenditures at the company's facility located in Quebec, Canada. This loan is non-interest bearing and is payable in 48 equal monthly installments commencing December 1, 2009. In addition to the term loan entered into in November 2005, the company had an existing non-interest bearing term loan with the Canadian government which was paid in May 2006.

Revolving Credit Agreement -United States

On January 22, 2007, the company entered into a Tenth Amendment to this unsecured credit agreement dated August 23, 2002. This amendment reduced the line of credit available from $8.0 million to $6.5 million, including letters of credit up to $5.5 million and extended the term of the credit agreement from August 31, 2007 to December 31, 2007. The amendment also removed the liquidity provision that required the company to maintain collected deposit balances of at least $2.0 million. It also amended certain other financial covenants as defined in the agreement. Borrowings under the credit facility bear interest at the one-month LIBOR plus an adjustable margin (8.32% at April 29, 2007) based on the company's debt/EBITDA ratio, as defined in the agreement. As of April 29, 2007, there were $2.4 million in outstanding letters of credit (most of which related to workers compensation) and no borrowings outstanding under the agreement.

On April 16, 2007, the company entered into an Eleventh Amendment to this unsecured credit agreement. This amendment requires the company not to exceed capital expenditures on a cash basis of $4.0 million for any fiscal year.

Revolving Credit Agreement - China

On February 1, 2007, the company's China subsidiary entered into an unsecured credit agreement with a bank in China to provide a line of credit available up to approximately $5.0 million, of which approximately $1.3 million includes letters of credit. The credit agreement expires on February 1, 2008 with an annual renewal option, and requires interest to be paid on a quarterly basis at a rate determined by the Chinese government (with interest rates ranging from 5.81% to 6.07% at April 29, 2007). As of April 29, 2007, approximately $2.6 million was outstanding under the agreement.

Overall

The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At April 29, 2007, the company was in compliance with these financial covenants.

The principal payment requirements of long-term debt during the next five fiscal years are: 2008 - $16.0 million; 2009 - $7.8 million; 2010 - $7.8 million; 2011
- $6.0 million; 2012 - $178,000; and thereafter - $301,000.

Interest paid during 2007, 2006 and 2005 totaled $3.9 million, $4.1 million and $3.9 million, respectively.

13. COMMITMENTS AND CONTINGENCIES

The company leases certain office, manufacturing and warehouse facilities and equipment, primarily computers and vehicles, under noncancellable operating leases. Lease terms related to real estate range from one to three years with renewal options for additional periods ranging from two to ten years. The leases generally require the company to pay real estate taxes, maintenance, insurance and other expenses. Rental expense for operating leases was $3.2 million in fiscal 2007, $3.6 million in fiscal 2006, and $5.0 million in fiscal 2005. Future minimum rental commitments for noncancellable operating leases are $3.3 million in fiscal 2008; $1.6 million in fiscal 2009; $919,000 in fiscal 2010; $91,000 in fiscal 2011; and $60,000 in fiscal 2012. Included in the future minimum rental commitments are accrued restructuring expenses for the company's inactive Chattanooga manufacturing facility of $869,000 for fiscal 2008 and other equipment leases of $187,000, $80,000, and $32,000 for fiscal 2008, 2009, and 2010, respectively. Management expects that in the normal course of business, these leases will be renewed or replaced by other operating leases, with the exception of lease commitments associated with closed plant facilities.

The company is involved in legal proceedings and claims which have arisen in the ordinary course of its business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

At April 29, 2007, the company has a commitment to acquire equipment with regards to its mattress fabrics segment for approximately $1.3 million. At April 30, 2006, the company did not have any commitments to acquire property, plant, and equipment.


14.  STOCK OPTION PLANS

Effective May 1, 2006, the company began recording compensation expense associated with its stock option plans in accordance with SFAS No. 123R, "Share-Based Payment" which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant date fair value of the award. The company adopted the modified prospective transition method provided for under SFAS No. 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in fiscal 2007 now includes amortization related to the remaining unvested portion of all stock option awards granted prior to May 1, 2006, based on their grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

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

As a result of adopting SFAS No. 123R, the company recorded $525,000 of compensation expense for stock options within selling, general, and administrative expense for fiscal 2007. In the prior years, the company recorded $139,000 and $210,000 of compensation expense for stock options that were required to be accounted for under the provisions of APB Opinion No. 25 for fiscal 2006 and 2005, respectively.

Prior to the adoption of SFAS No. 123R, the benefit of tax deductions in excess of recognized compensation costs were reported as an operating cash flow. SFAS No. 123R requires such benefits be recorded as financing cash flow rather than as a reduction of taxes paid within operating cash flow. For fiscal 2007, no tax benefits in excess of recognized compensation costs were realized from option exercises.

The remaining unrecognized compensation costs related to unvested awards at April 29, 2007, is $924,000 which is expected to be recognized over a weighted average period of 2.5 years.

Under the company's stock option plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of grant. Options granted under these plans generally vest over four years and expire five to ten years after the date of grant. The fair value of each option award was estimated on the date of grant using a Black-Scholes option-pricing model. The fair value of stock options granted to directors under the 2002 stock option plan during fiscal 2007, 2006, and 2005 was $3.68, $3.52, and $5.68 per share using the following assumptions:

                                   2007          2006          2005
--------------------------------------------------------------------
Risk-free interest rate            4.57%         4.39%         4.21%
Dividend yield                     0.00%         0.00%         0.00%
Expected volatility               68.36%        73.93%        76.91%
Expected term (in years)            6.8           8.5           8.5
--------------------------------------------------------------------

The fair value of stock options granted to employees under the 2002 stock option plan during fiscal 2007, 2006, and 2005 was $2.43, $2.47, and $4.13 per share using the following assumptions:

                                   2007          2006          2005
--------------------------------------------------------------------
Risk-free interest rate            5.03%         4.39%         3.32%
Dividend yield                     0.00%         0.00%         0.00%
Expected volatility               67.03%        73.93%        83.44%
Expected term (in years)            1.6           3.5           3.5
--------------------------------------------------------------------

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

The company has a fixed stock option plan (1993 Stock Option Plan) under which options to purchase common stock may be granted to officers, directors and key employees. At April 29, 2007, 196,375 shares of common stock were authorized for issuance under the plan. Of this total, none remain available for grant. Options are generally exercisable from one to five years after the date of grant and generally expire five to ten years after the date of grant.

A summary of the status of the 1993 stock option plan as of April 29, 2007, April 30, 2006 and May 1, 2005 and changes during the years ended on those dates is presented below:

                                                2007                            2006                           2005
-------------------------------------------------------------------------------------------------------------------------
                                              Weighted-                      Weighted-                      Weighted-
                                               Average                         Average                        Average
                                              Exercise                        Exercise                       Exercise
                                    Shares       Price         Shares          Price        Shares             Price
-------------------------------------------------------------------------------------------------------------------------
outstanding at beginning
    of year                        391,500    $   8.60         556,450      $   7.56        682,450         $   7.65
exercised                          (30,000)       4.10        (104,200)         3.55         (3,250)            3.44
canceled/expired                  (165,125)       6.36         (60,750)         7.71       (122,750)            8.18
-------------------------------------------------------------------------------------------------------------------------
outstanding at end of year         196,375       11.18         391,500          8.60        556,450             7.56
=========================================================================================================================
options exercisable at
    year-end                       196,375    $  11.18         391,500      $   8.60        499,950         $   7.95
weighted-average fair value of
    options granted during the
    year                                      $   0.00                      $   0.00                        $   0.00
=========================================================================================================================

                                           Options Outstanding                         Options Exercisable
-------------------------------------------------------------------------------------------------------------------------
                            Number            Weighted-Avg.                              Number
         Range of      Outstanding             Remaining       Weighted-Avg.           Exercisable         Weighted-Avg.
  Exercise Prices       at 4/29/07          Contractual Life  Exercise Price            at 4/29/07        Exercise Price
-------------------------------------------------------------------------------------------------------------------------
$  3.05 - $  3.05            7,500              4.4 years         $3.05                   7,500             $   3.05
$  4.00 - $  7.50           20,625              2.4                6.21                  20,625                 6.21
$  7.63 - $  9.13          111,000              1.5                7.91                 111,000                 7.91
$ 20.25 - $ 20.94           57,250              0.8               20.39                  57,250                20.39
-------------------------------------------------------------------------------------------------------------------------
                           196,375              1.5              $11.18                 196,375             $  11.18
=========================================================================================================================

During September 1997, the company's shareholders approved the 1997 option plan which provides for the one-time grant to certain officers and senior managers of options to purchase 106,000 shares of the company's common stock at $1.00 per share. Options under the plan were exercisable on January 1, 2006. As of April 29, 2007, no options were outstanding under the plan. During fiscal 2007, 71,000 options were exercised. There were no options exercised during fiscal 2006 and 2005, respectively.

During September 2002, the company's shareholders approved the 2002 option plan under which options to purchase up to 1,000,000 shares of common stock may be granted to officers, directors and key employees. At April 29, 2007, 984,375 shares of common stock were authorized for issuance under the plan. Of this total, 254,750 remain available for grant. Options are generally exercisable from one to four years after the date of grant and generally expire five to ten years after the date of grant.

A summary of the status of the 2002 stock option plan as of April 29, 2007, April 30, 2006 and May 1, 2005 and changes during the years ended on those dates is presented below:

                                               2007                        2006                            2005
--------------------------------------------------------------------------------------------------------------------

                                             Weighted-                   Weighted-                      Weighted-
                                               Average                     Average                        Average
                                              Exercise                    Exercise                       Exercise
                                 Shares          Price       Shares          Price          Shares          Price
--------------------------------------------------------------------------------------------------------------------
outstanding at beginning
    of year                      531,375      $   6.82       276,125     $    8.95          180,000     $   10.25
granted                          228,000          4.56       257,000          4.59          128,750          7.14
exercised                        (14,750)         4.90             0          0.00             (875)         6.61
canceled/expired                 (15,000)         6.62        (1,750)        13.99          (31,750)         9.51
--------------------------------------------------------------------------------------------------------------------
outstanding at end of year       729,625          6.16       531,375          6.82          276,125          8.95
--------------------------------------------------------------------------------------------------------------------
options exercisable at
    year-end                     267,250      $   8.32       157,875     $    9.38           85,250     $   10.57
weighted-average fair value of
    options granted during the
    year                                      $   2.49                   $    2.52                      $    4.26
====================================================================================================================

                                 Options Outstanding                           Options Exercisable
-----------------------------------------------------------------------------------------------------------
                       Number       Weighted-Avg.                              Number
         Range of    Outstanding    Remaining            Weighted-Avg.    Exercisable      Weighted-Avg.
  Exercise Prices     at 4/29/07    Contractual Life    Exercise Price     at 4/29/07      Exercise Price
-----------------------------------------------------------------------------------------------------------
$  4.52 - $  5.41       464,500        4.0  years             $4.57           70,250           $4.71
$  6.61 - $  6.61        60,375        1.1                     6.61           44,500            6.61
$  7.13 - $  7.27       115,750        2.6                     7.14           63,500            7.15
$  9.37 - $  9.57        22,500        5.9                     9.47           22,500            9.47
$ 13.99 - $ 13.99        66,500        0.1                    13.99           66,500           13.99
-----------------------------------------------------------------------------------------------------------
                        729,625        3.3                    $6.16          267,250           $8.32
===========================================================================================================

At April 29, 2007, the aggregate intrinsic value for options outstanding and options exercisable was $2.2 million and $603,000, respectively. The aggregate intrinsic value for options exercised in fiscal 2007, 2006, and 2005 was $329,000, $139,000, and $14,000, respectively. Cash received from the exercise of stock options was $269,000, $369,000, and $22,000 for fiscal 2007, 2006, and
2005, respectively.


15. DERIVATIVES

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

In connection with one of the company's real estate loan with its bank, the company was required to have an agreement to hedge the interest rate risk exposure on the real estate loan. The company entered into a $2,170,000 notional principal interest rate swap, which represents 50% of the principal amount of the real estate loan, that effectively converted the floating rate LIBOR based payments to fixed payments at 4.99%, plus the spread calculated under the real estate loan agreement. This agreement expires in October 2010.

The company accounts for the interest rate swap as a cash flow hedge whereby the fair value of this contract is reflected in other assets in the accompanying consolidated balance sheets with the offset recorded as accumulated other comprehensive income (loss). The fair value of the interest rate swap agreement was approximately $6,000 in the bank's favor and $29,000 in the company's favor at April 29, 2007 and April 30, 2006, respectively. The fair value of the interest rate swap agreement was determined by quoted market prices.

16. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock options calculated using the treasury stock method. Weighted average shares used in the computation of basic and diluted net loss per share are as follows:

     (in thousands)                            2007        2006        2005
--------------------------------------------------------------------------------
weighted-average common
 shares outstanding, basic                    11,922      11,567      11,549
effect of dilutive stock options                 -           -           -
--------------------------------------------------------------------------------
weighted-average common
 shares outstanding, diluted                  11,922      11,567      11,549
--------------------------------------------------------------------------------

Options to purchase 467,459, 504,938 and 495,969 shares of common stock were not included in the computation of diluted net loss per share for fiscal 2007, 2006 and 2005, respectively, because the exercise price of the options was greater than the average market price of the common shares. Options to purchase 3,665, 50,385 and 143,970 shares were not included in the computation of diluted net loss per share for fiscal 2007, 2006 and 2005, respectively, because the company incurred a net loss for these fiscal years.

17. BENEFIT PLANS

The company has a defined contribution plan which covers substantially all employees and provides for participant contributions on a pre-tax basis and discretionary matching contributions by the company, which are determined annually. Company contributions to the plan were $672,000, $1.0 million, and $1.5 million in fiscal 2007, 2006, and 2005, respectively.

In addition to the defined contribution plan, the company implemented a nonqualified deferred compensation plan covering officers and certain other associates in fiscal 2003. The plan provides for participant deferrals on a pre-tax basis and non-elective contributions made by the company. Company contributions to the plan were $72,000 for fiscal 2007, $72,000 for fiscal 2006, and $62,000 for fiscal 2005, respectively. The company's nonqualified plan liability of $731,000 and $650,000 at April 29, 2007 and April 30, 2006,
respectively,  is  included  in accrued  expenses  in the  Consolidated  Balance
Sheets.


18. SEGMENT INFORMATION

The company's operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures and sells fabrics to bedding manufacturers. The upholstery fabrics segment manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

International sales, of which 86%, 89% and 97% were denominated in U. S. dollars in 2007, 2006 and 2005, respectively, accounted for 21%, 18% and 11% of net sales in 2007, 2006 and 2005, respectively, and are summarized by geographic area as follows:

(dollars in thousands)                        2007        2006        2005
--------------------------------------------------------------------------------
north america (excluding USA)             $  17,310     18,944      22,503
far east and asia                            32,683     28,104       8,690
all other areas                               2,792        501       1,056
--------------------------------------------------------------------------------
                                          $  52,785     47,549      32,249
================================================================================

The company evaluates the operating performance of its segments based upon income (loss) from operations before restructuring and related charges or credits, goodwill impairment, and certain unallocated corporate expenses. Unallocated corporate expenses represent primarily compensation and benefits of certain executive officers and all costs related to being a public company. Segment assets include assets used in the operation of each segment and consist of accounts receivable, inventories, property, plant, and equipment, and certain other assets.

Sales and gross profit for the company operating segments are as follows:

(dollars in thousands)                        2007        2006        2005
--------------------------------------------------------------------------------
net sales:
  upholstery fabrics                      $ 142,736     167,413     181,066
  mattress fabrics                          107,797      93,688     105,432
--------------------------------------------------------------------------------
                                          $ 250,533     261,101     286,498
================================================================================

gross profit:
  upholstery fabrics                      $  17,397      14,909      16,899
  mattress fabrics                           18,610      13,579      16,819
--------------------------------------------------------------------------------
    total segment gross profit               36,007      28,488      33,718
  restructuring related charges              (4,802)(1)  (4,620)(4)  (7,561)(7)
--------------------------------------------------------------------------------
                                          $  31,205      23,868      26,157
================================================================================


(dollars in thousands)                        2007        2006        2005
--------------------------------------------------------------------------------
selling, general, and administrative expenses:
  upholstery fabrics                      $  15,065      15,863      23,334
  mattress fabrics                            7,856       6,724       7,430
  unallocated corporate                       4,051       3,345       4,480
--------------------------------------------------------------------------------
    total segment selling, general, and
     administrative expenses                 26,972      25,932      35,244
  restructuring related charges                  58(2)    3,022(5)      113(8)
--------------------------------------------------------------------------------
                                          $  27,030      28,954      35,357
================================================================================
income (loss) from operations:
  upholstery fabrics                      $   2,332        (954)     (6,435)
  mattress fabrics                           10,754       6,855       9,389
--------------------------------------------------------------------------------
    total income from operations             13,086       5,901       2,954
  unallocated corporate expenses             (4,051)     (3,345)     (4,480)
  goodwill impairment                            -           -       (5,126)(9)
  restructuring and related charges          (8,394)(3) (17,915)(6) (18,046)(10)
--------------------------------------------------------------------------------
                                          $     641     (15,359)    (24,698)
================================================================================

1) The $4.8 million represents restructuring related charges of $2.4 million for inventory markdowns, $1.2 million for accelerated depreciation, and $1.2 million for operating costs associated with the closing of plant facilities. These items primarily relate to the upholstery fabrics segment.

2) The $58,000 represents operating costs associated with the closing of plant facilities. This item primarily relates to the upholstery fabrics segment.

3) The $8.4 million represents restructuring and related charges of $2.4 million for inventory markdowns, $1.5 million for write-downs of buildings and equipment, $1.4 million for asset movement costs, $1.2 million for accelerated depreciation, $1.2 million for operating costs associated with the closing of plant facilities, $909,000 for employee termination benefits, $706,000 for lease termination and other exit costs, and a credit of $930,000 for sales proceeds received on equipment with no carrying value. These items primarily relate to the upholstery fabrics segment.

4) The $4.6 million represents restructuring related charges of $2.0 million for inventory markdowns, $1.9 million for accelerated depreciation, and
     $665,000 for operating costs associated with the closing of plant facilities. These items primarily relate to the upholstery fabrics segment.

5) The $3.0 million represents accelerated depreciation. This charge primarily relates to the upholstery fabrics segment.

6) The $17.9 million represents restructuring and related charges of $6.0 million for write-downs of buildings and equipment, $5.0 million for accelerated depreciation, $2.2 million for asset movement costs, $2.0 million for inventory markdowns, $1.7 million for employee termination benefits, $665,000 for operating costs associated with the closing of or closed plant facilities, and $316,000 for lease termination and other exit costs. These items primarily relate to the upholstery fabrics segment.

7) The $7.6 million represents restructuring and related charges of $6.0 million for accelerated depreciation and $1.6 million for inventory markdowns. These items primarily relate to the upholstery fabrics segment.

8) The $113,000 represents accelerated depreciation. This charge primarily relates to the upholstery fabrics segment.

9) The $5.1 million represents a goodwill impairment charge related to the upholstery fabrics segment.

10) The $18.0 million represents $6.0 million for accelerated depreciation, $5.7 million for write-downs of buildings and equipment, $2.5 million related to asset movement costs, $2.2 million related to termination benefits, and $1.6 million for inventory markdowns. These items primarily relate to the upholstery fabrics segment.

One customer within the upholstery fabrics segment represented approximately 11%, 13% and 15% of consolidated net sales for fiscal 2007, 2006 and 2005, respectively. No other customer accounted for 10% or more of consolidated net sales during those years. No customers accounted for 10% or more of accounts receivable at April 29, 2007 and April 30, 2006, respectively.

Balance sheet information for the company's operating segments follow:

(dollars in thousands)                        2007        2006        2005
--------------------------------------------------------------------------------
segment assets
  mattress fabrics
    current assets (11)                   $  32,990      21,179      24,951
    non-compete agreement                     1,076           -           -
    property, plant, and equipment           22,849(12)  25,357(12)  26,658(12)
--------------------------------------------------------------------------------
      total mattress fabrics assets       $  56,915      46,536      51,609
--------------------------------------------------------------------------------

  upholstery fabrics
    current assets (15)                   $  37,457      44,563      54,372
    assets held for sale                      2,499       3,111           -
    property, plant, and equipment           14,880(13)  19,229(13)  39,273(13)
--------------------------------------------------------------------------------

      total upholstery fabrics assets     $  54,836      66,903      93,645
--------------------------------------------------------------------------------

      total segment assets                  111,751     113,439     145,254

non-segment assets
  cash and cash equivalents                  10,169       9,714       5,107
  deferred income taxes                      31,059      27,296      17,140
  other current assets                        1,297       1,287       2,691
  property, plant, and equipment                 44          53         101
  goodwill                                    4,114       4,114       4,114
  other assets                                1,512       1,564       1,716
--------------------------------------------------------------------------------
  total assets                            $ 159,946     157,467     176,123
================================================================================

capital expenditures:
  mattress fabrics                        $   2,963       3,659       6,321
  upholstery fabrics                          1,264       2,811       1,895
  unallocated corporate                           -           -       6,144(14)
--------------------------------------------------------------------------------
                                          $   4,227       6,470      14,360
================================================================================

depreciation expense
  mattress fabrics                        $   3,679       3,662       3,635
  upholstery fabrics                          2,923       5,740       9,227
--------------------------------------------------------------------------------
    total segment depreciation expense        6,602       9,402      12,862
  accelerated depreciation - upholstery
   fabrics                                    1,247       4,960       6,022
--------------------------------------------------------------------------------

                                          $   7,849      14,362      18,884
================================================================================

(11) Current assets represent accounts receivable, inventory, and credit of future purchases of inventory associated with the ITG acquisition in 2007.

(12) Included in property, plant, and equipment are assets located in the U.S. totaling $12.8 million, $12.9 million, and $12.2 million for fiscal 2007, 2006, and 2005, respectively. The remaining property, plant, and equipment are located in Canada.

(13) Included in property, plant, and equipment are assets located in the U.S. totaling $7.2 million, $13.8 million and $36.2 million for fiscal 2007, 2006 and 2005, respectively. Included in this U.S. property, plant, and equipment are various other corporate allocations totaling $3.8 million and $4.1 million at April 29, 2007 and April 30, 2006, respectively. As of 29, 2007 and April 30, 2006, the company's U.S. based upholstery fabrics property, plant, and equipment, excluding corporate allocations, was $3.4 million and $9.7 million, respectively. The remaining property, plant, and equipment are located in China.

(14) Unallocated corporate expenditures for fiscal 2005 primarily represent capital spending for the new corporate office building.

(15) Current  assets  represent  accounts   receivable  and  inventory  for  the
     respective segment.

19. RELATED PARTY TRANSACTIONS

In fiscal 2006 and 2005, a director of the company was also an officer and director of a major customer of the company. The amount of net sales to this customer were approximately $33.3 million and $42.3 million in fiscal 2006 and 2005, respectively. The amount due from this customer at April 30, 2006 was approximately $2.4 million.

Rents paid to entities owned by certain shareholders and officers of the company and their immediate families were approximately $46,500 in fiscal 2007, $158,000 in fiscal 2006, and $622,000 in fiscal 2005.


20. COMPREHENSIVE LOSS

Comprehensive loss is the total of net loss and other changes in equity,  except
those  resulting  from   investments  by  shareholders   and   distributions  to
shareholders not reflected in net loss.

A summary of comprehensive loss follows:

(dollars in thousands)                        2007        2006        2005
--------------------------------------------------------------------------------
net loss                                  $  (1,316)    (11,796)    (17,852)

gain (loss) on cash flow hedge, net of
 taxes                                          (22)         18           -
--------------------------------------------------------------------------------
                                          $  (1,338)    (11,778)    (17,852)
--------------------------------------------------------------------------------

21. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108, was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. This SAB establishes a "dual approach" methodology that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements (both the statement of operations and statement of financial position). The SEC has stated SAB No. 108 should applied no later that the annual financial statements for the first fiscal year ending after November 15, 2006. SAB No. 108 permits a company to elect either a retrospective or prospective application. Prospective application requires recording a cumulative effect adjustment in the period of adoption, as well as detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The application of SAB No. 108 did not have a material effect on the consolidated financial statements.

In June 2006, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 06-03, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)" ("EITF 06-03"). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (i.e. sales, use, value-added, and excise taxes) between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed in interim and annual financial statements for each period an income statement is presented if those amounts are significant. EITF 06-03 was effective January 29, 2007. The company records all of the taxes within the scope of EITF 06-03 on a net basis.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48") which clarifies the criteria for the recognition of tax benefits under SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a comprehensive model for financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken, expected to be taken, in income tax returns. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and requires that the cumulative effect of applying its provisions be disclosed as a one-time, non-cash charge or credit against the opening balance of retained earnings in the year of adoption. This interpretation will be adopted by the company in the first quarter of fiscal 2008. The company does not expect there to be a material effect on its consolidated financial statements upon adoption of this new standard.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes as common definition of fair value, provides a framework for measuring fair value under accounting principles generally accepted in the United States and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is effective for the company in the first quarter of fiscal 2009. The company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

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

SELECTED QUARTERLY DATA

                                                        fiscal   fiscal   fiscal   fiscal   fiscal   fiscal   fiscal   fiscal
                                                          2007     2007     2007     2007     2006     2006     2006     2006
(amounts in thousands, except per share amounts)           4th      3rd      2nd      1st      4th      3rd      2nd      1st
                                                        quarter  quarter  quarter  quarter  quarter  quarter  quarter  quarter
------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) STATEMENT DATA
 net sales                                            $  73,196   55,712   59,040   62,585   70,718   61,035   67,006   62,340
 cost of sales                                           62,753   51,001   51,049   54,525   63,135   56,858   61,455   55,785
------------------------------------------------------------------------------------------------------------------------------
     gross profit                                        10,443    4,711    7,991    8,060    7,583    4,177    5,551    6,555
 selling, general and administrative expenses             7,790    6,394    6,273    6,575    6,474    6,098    6,526    9,856
 restructuring expense (credit) and asset impairments     1,792    1,275    (264)      730    3,692      343    4,412    1,826
------------------------------------------------------------------------------------------------------------------------------
     income (loss) from operations                          861  (2,958)    1,982      755  (2,583)  (2,264)  (5,387)  (5,127)
 interest expense                                           940      952      938      950    1,055    1,063      942      948
 interest income                                           (60)     (50)     (51)     (46)     (48)     (43)     (19)     (16)
 other (income) expense                                     166    (157)      338    (278)      152      135      214      133
------------------------------------------------------------------------------------------------------------------------------
     income (loss) before income taxes                    (185)  (3,703)      757      129  (3,742)  (3,419)  (6,524)  (6,192)
 income taxes                                             (145)  (1,482)     (55)      (3)  (2,208)  (1,250)  (2,372)  (2,251)
------------------------------------------------------------------------------------------------------------------------------
     net income (loss)                                $    (40)  (2,221)      812      132  (1,534)  (2,169)  (4,152)  (3,941)
------------------------------------------------------------------------------------------------------------------------------
 depreciation                                         $   2,196    2,287    1,662    1,702    2,087    2,439    3,665    6,172
------------------------------------------------------------------------------------------------------------------------------
 weighted average shares outstanding                     12,559   11,773   11,686   11,672   11,594   11,562   11,559   11,551
 weighted average shares outstanding, assuming
  dilution                                               12,559   11,773   11,689   11,770   11,594   11,562   11,559   11,551
==============================================================================================================================
PER SHARE DATA
 net loss per share - basic                           $  (0.00)   (0.19)     0.07     0.01   (0.13)   (0.19)   (0.36)   (0.34)
 net loss per share - diluted                            (0.00)   (0.19)     0.07     0.01   (0.13)   (0.19)   (0.36)   (0.34)
 book value                                                6.29     6.29     6.49     6.41     6.39     6.55     6.73     7.09
==============================================================================================================================
BALANCE SHEET DATA
 operating working capital (3)                        $  46,335   48,421   49,176   47,852   44,907   49,915   53,755   56,620
 property, plant and equipment, net                      37,773   40,784   42,487   42,835   44,639   52,562   54,212   60,190
 total assets                                           159,946  159,021  157,597  159,930  157,467  166,339  166,539  167,187
 capital expenditures                                     1,598      584    1,365      680      657      390    1,379    4,044
 long-term debt and lines of credit (1)                  40,753   46,709   47,296   47,340   47,722   55,278   54,930   50,566
 shareholders' equity                                    79,077   78,931   75,863   74,907   74,523   75,707   77,818   81,885
 capital employed (2)                                   109,661  114,965  113,453  113,860  112,531  118,115  119,865  127,213
------------------------------------------------------------------------------------------------------------------------------
RATIOS & OTHER DATA
 gross profit margin                                      14.3%     8.5%    13.5%    12.9%    10.7%     6.8%     8.3%    10.5%
 operating income (loss) margin                             1.2    (5.3)      3.4      1.2    (3.7)    (3.7)    (8.0)    (8.2)
 net loss margin                                          (0.1)    (4.0)      1.4      0.2    (2.2)    (3.6)    (6.2)    (6.3)
 effective income tax rate                                 78.4     40.0    (7.3)    (2.3)     59.0     36.6     36.4     36.4
 long-term debt-to-total capital employed ratio (1)        37.2     40.6     41.7     41.6     42.4     46.8     45.8     39.7
 operating working capital turnover (3)                     5.3      5.2      5.2      5.2      5.0      4.8      4.8      4.8
 days sales in receivables                                   36       36       36       35       37       39       37       31
 inventory turnover                                         6.0      4.7      4.7      5.5      6.4      5.7      5.1      4.3
------------------------------------------------------------------------------------------------------------------------------
STOCK DATA
 stock price
   high                                               $    8.52     6.97     6.15     6.75     5.10     5.23     5.20     5.08
   low                                                     5.68     4.37     4.64     4.24     4.45     4.42     4.18     3.83
   close                                                   8.50     6.21     5.48     5.35     4.64     4.50     5.13     4.55
 daily average trading volume (shares)                     12.2     18.3     23.4     17.2      4.0      7.0     17.6     21.0
==============================================================================================================================

(1) Long-term debt includes long-term and current maturities of long-term debt and lines of credit.
(2) Capital employed includes long-term debt and shareholders' equity
(3) Operating working capital for this calculation is accounts receivable, inventories and accounts payable

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the three years ended April 29, 2007, there were no changes of accountants and/or disagreements on any matters of accounting principles or practices or financial statement disclosures.


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

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting for the Company's fourth quarter ended April 29, 2007, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.


                           ITEM 9B. OTHER INFORMATION

None.

                                    PART III

        ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

       ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR
                                  INDEPENDENCE

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

                                                               Page of Annual
                                                                 Report on
Item                                                             Form 10-K
                                                                 ---------

Consolidated Balance Sheets - April 29, 2007 and.................... 49
   April 30, 2006

Consolidated Statements of Loss -
   for the years ended April 29, 2007,
   April 30, 2006 and May 1, 2005................................... 50

Consolidated Statements of Shareholders' Equity -
   for the years ended April 29, 2007,
   April 30, 2006 and May 1, 2005................................... 51

Consolidated Statements of Cash Flows -
   for the years ended April 29, 2007,
   April 30, 2006 and May 1, 2005................................... 52

Notes to Consolidated Financial Statements.......................... 53

Report of Independent Registered Public Accounting Firm............. 48

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

     10(b) 1993 Stock Option Plan was filed as Exhibit 10(o) to the company's Form 10-K for the year ended May 2, 1993, filed on July 29, 1993, and is incorporated herein by reference. (*)

     10(c) Amendments to 1993 Stock Option Agreement dated September 26, 2000. This amendment was filed as Exhibit 10(rr) to the company's Form 10-Q for the quarter ended October 29, 2000, and is incorporated herein by reference. (*)

     10(d) Form of Note Purchase Agreement (providing for the issuance by Culp, Inc. of its $20 million 6.76% Series A Senior Notes due 3/15/08 and its $55 million 6.76% Series B Senior Notes due 3/15/10), each dated March 4, 1998, between Culp, Inc. and each of the following:
               1.    Connecticut General Life Insurance Company;
               2.    The Mutual Life Insurance Company of New York;
               3.    United of Omaha Life Insurance Company;
               4.    Mutual of Omaha Insurance Company;
               5.    The Prudential Insurance Company of America;
               6.    Allstate Life Insurance Company;
               7.    Life Insurance Company of North America;  and
               8.    CIGNA Property and Casualty Insurance Company
               This agreement was filed as Exhibit 10(ll) to the company's Form 10-K for the year ended May 3, 1998, filed on July 31, 1998, and is incorporated herein by reference.

     10(e) First Amendment, dated January 31, 2002 to Note Purchase Agreement (providing for the issuance by Culp, Inc. of its $20 million 6.76% Series A Senior Notes due 3/15/08 and its $55 million 6.76% Series B Senior Notes due 3/15/10), each dated March 4, 1998, between Culp, Inc. and each of the following:

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

     10(f) Rights Agreement, dated as of October 8, 1999, between Culp, Inc. and EquiServe Trust Company, N.A., as Rights Agent, including the form of Articles of Amendment with respect to the Series A Participating Preferred Stock included as Exhibit A to the Rights Agreement, the forms of Rights Certificate included as Exhibit B to the Rights Agreement, and the form of Summary of Rights included as Exhibit C to the Rights Agreement. The Rights Agreement was filed as Exhibit 99.1 to the company's Form 8-K dated October 12, 1999, and is incorporated herein by reference.

     10(g) 2002 Stock Option Plan was filed as Exhibit 10(a) to the company's Form 10-Q for the quarter ended January 26, 2003, filed on March 12, 2003, and is incorporated herein by reference. (*)

     10(h) Amended and Restated Credit Agreement dated as of August 23, 2002 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 10(a) to the company's Form10-Q for the quarter ended July 28, 2002, filed September 11, 2002, and is incorporated herein by reference.

     10(i) First Amendment to Amended and Restated Credit Agreement dated as of March 17, 2003 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as exhibit 10(p) to the company's form 10-K for the year ended April 27, 2003, filed on July 25, 2003, and is incorporated here by reference.

     10(j) Second Amendment to Amended and Restated Credit Agreement dated as of June 3, 2003 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as exhibit 10(q) to the company's form 10-K for the year ended April 27, 2003, filed on July 25, 2003, and is incorporated here by reference.

     10(k) Third Amendment to Amended and Restated Credit Agreement dated as of August 23, 2004 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank., was filed as Exhibit 10 to the Current Report on Form 8-K dated August 26, 2004, and is incorporated herein by reference.

     10(l) Fourth Amendment to Amended and Restated Credit Agreement dated as of December 7, 2004 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 10(b) to the company's form 10-Q for the quarter ended October 31, 2004, filed on December 9, 2004, and is incorporated here by reference.

     10(m) Fifth Amendment to Amended and Restated Credit Agreement dated as of February 18, 2005 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank., was filed as Exhibit 99(c) to Current Report on form 8-K dated February 18, 2005, and is incorporated herein by reference.

     10(n) Sixth Amendment to Amended and Restated Credit Agreement dated as of August 30, 2005 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank., was filed as Exhibit 99(c) to Current Report on form 8-K dated August 30, 2005, and is incorporated herein by reference.

     10(o) Real Estate Loan Commitment letter between Culp, Inc. and Wachovia, National Association, was filed as Exhibit 99(d) to Current Report on form 8-K dated August 30, 2005, and is incorporated herein by reference.

     10(p) Seventh Amendment to Amended and Restated Credit Agreement dated as of December 7, 2005 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank., was filed as Exhibit 10(c) to the company's form 10-Q for the quarter ended October 30, 2005, filed December 9, 2005, and is incorporated herein by reference.

     10(q) Eighth Amendment to Amended and Restated Credit Agreement dated as of January 29, 2006 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank., was filed as Exhibit 10(a) to the company's form 10-Q for the quarter ended January 29, 2006, filed March 10, 2006, and is incorporated herein by reference.

     10(r) Ninth Amendment to Amended and Restated Credit Agreement dated as of July 20, 2006 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 10.1 to the company's form 8-K filed July 25, 2006, and is incorporated herein by reference.

     10(s) Second Amendment, dated December 6, 2006 to Note Purchase Agreement (providing for the issuance by Culp, Inc. of its $20 million 6.76% Series A Senior Notes due 3/15/08 and its $55 million 6.76% Series B Senior Notes due 3/15/10), each dated March 4, 1998, between Culp, Inc. and each of the following:
               1. Connecticut General Life Insurance Company;
               2. Life Insurance Company of North America;
               3. ACE Property and Casualty;
               4. J. Romeo & Co.;
               5. Hare & Co.;
               6. United of Omaha Life Insurance Company;
               7. Mutual of Omaha Insurance Company;
               8. The Prudential Insurance of America;
               9. Prudential Retirement Insurance Annuity; and
               10. Allstate Life Insurance Company;
               This amendment was filed as Exhibit 99(c) to the company's Form 8-K filed December 7, 2006, and is incorporated herein by reference.

     10(t) Written summary of the Culp Home Fashions Division Management Incentive Plan filed as Exhibit 10(a) to the company's Form 8-K filed December 13, 2006, and is incorporated herein by reference.

     10(u) Asset purchase agreement dated January 11, 2007 for the purchase of certain assets from International Textile Group, Inc. (ITG) related to the mattress fabrics product line of ITG's Burlington House division filed as Exhibit 10.1 to the company's Form 8-K filed January 11, 2007, and is incorporated herein by reference.

     10(v) Registration Rights and Shareholder Agreement (Registration Agreement) dated January 22, 2007, which relates to the shares of the company's common stock issued by the company to ITG pursuant to an asset purchase agreement between the company and ITG (filed as Exhibit 10.1 to the company's Form 8-K filed January 11,
               2007). This Registration Agreement was filed as Exhibit 10.1 to the company's Form 8-K dated January 26, 2007.

     10(w) Promissory Note dated as of January 22, 2007 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 10.2 to the company's form 8-K filed January 26, 2007, and is incorporated herein by reference.

     10(x) Tenth Amendment to Amended and Restated Credit Agreement dated as of January 22, 2007 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 10.3 to the company's form 8-K filed January 26, 2007, and is incorporated herein by reference.

     10(y) Written summary of the Culp, Inc. Corporate Fiscal 2008 Management Incentive Plan filed as Exhibit 10(a) to the company's Form 8-K filed April 30, 2007, and is incorporated herein by reference.

     10(z) Written summary of the Culp Home Fashions Division Management Incentive Plan filed as Exhibit 10(b) to the company's Form 8-K filed April 30, 2007, and is incorporated herein by reference.

     10(aa) Written description of compensation arrangement for non-employee directors, contained in the company's filing on Form 8-K filed on June 20, 2006 and is incorporated herein by reference. A written description of this compensation arrangement is filed herewith as
               Exhibit 10(aa).

     21        List of subsidiaries of the company

     23(a) Consent of Independent Registered Public Accounting Firm in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 33-13310, 33-37027, 33-80206, 33-62843, 333-27519,
               333-59512,  333-59514  and  333-101850),  dated  March 20,  1987,
               September 18, 1990,  June 13, 1994,  September 22, 1995,  May 21,
               1997, April 25, 2001, April 25, 2001 and December 12, 2002 and on
               Form S-3 and S-3/A (File No. 333-141346).

     24(a)     Power of Attorney of Jean L.P. Brunel, dated July 13, 2007

     24(b)     Power of Attorney of Howard L. Dunn, dated July 13, 2007

     24(c)     Power of Attorney of Patrick B. Flavin, dated July 13, 2007

     24(d)     Power of Attorney of Kenneth R. Larson, dated July 13, 2007

     24(e)     Power of Attorney of Kenneth W. McAllister, dated July 13, 2007

     31(a) Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

     31(b) Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

     32(a) Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

     32(b) Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.


b)   Exhibits:

     The exhibits to this Form 10-K are filed at the end of this Form 10-K immediately preceded by an index. A list of the exhibits begins on page 89 under the subheading "Exhibits Index."

c)   Financial Statement Schedules:

     See Item 15(a)(2)

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of July 2007.

                                   CULP, INC.

                                    By /s/      Franklin N. Saxon
                                                -----------------
                                                Franklin N. Saxon
                                                Chief Executive Officer
                                                (principal executive officer)

                                    By /s/      Kenneth R. Bowling
                                                ------------------
                                                Kenneth R. Bowling
                                                Chief Financial Officer
                                                (principal financial officer)

                                    By /s/      Thomas B. Gallagher, Jr.
                                                ------------------------
                                                Thomas B. Gallagher, Jr.
                                                Corporate Controller
                                                (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 19th day of July 2007.

/s/   Robert G. Culp, III                  /s/  Jean L.P.. Brunel *
      -------------------                       -----------------
      Robert G. Culp, III                       Jean L.P. Brunel
      (Chairman of the Board of Directors)      (Director)


/s/   Franklin N. Saxon                    /s/  Kenneth R. Larson *
      -----------------                         -------------------
      (Director)                                Kenneth R. Larson
                                                (Director)
/s/   Howard L. Dunn, Jr.*
      -------------------
      Howard L. Dunn, Jr.
      (Director)

/s/   Patrick B. Flavin*
      -----------------
      Patrick B. Flavin
      (Director)

/s/   Kenneth W. McAllister*
      ---------------------
      Kenneth W. McAllister
      (Director)

* By Kenneth R. Bowling, Attorney-in-Fact, pursuant to Powers of Attorney filed with the Securities and Exchange Commission.

                                  EXHIBIT INDEX


Exhibit Number    Exhibit
--------------    -------

      10(aa)

                    Written description of compensation arrangement for non-employee directors, contained in the company's filing on Form 8-K filed on June 20, 2006, and is incorporated herein by reference. A written description of this compensation arrangement is filed herewith as Exhibit 10(aa).

      21            List of subsidiaries of the company

      23(a) Consent of Independent Registered Public Accounting Firm in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 33-13310, 33-37027, 33-80206, 33-62843,
                    333-27519, 333-59512, 333-59514 and 333-101850), dated March
                    20, 1987,  September 18, 1990, June 13, 1994,  September 22,
                    1995,  May 21,  1997,  April 25,  2001,  April 25,  2001 and
                    December 12, 2002 and on Form S-3 and S-3/A (File No. 333-141346).

      24(a)         Power of Attorney of Jean L.P. Brunel, dated July 13, 2007

      24(b)         Power of Attorney of Howard L. Dunn, dated July 13, 2007

      24(c)         Power of Attorney of Patrick B. Flavin, dated July 13, 2007

      24(d)         Power of Attorney of Kenneth R. Larson, dated July 13, 2007

      24(e)         Power of Attorney of Kenneth W. McAllister, dated July 13,
                    2007

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