Form 10-Q
period 2007-07-29
CULP INC
filed 2007-09-11
CIK 723603

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

                  For the quarterly period ended July 29, 2007

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at
least the past 90 days. |X| YES      NO |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one);

Large accelerated filer |_|    Accelerated filer |_|   Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined by
Rule 12b-2 of the Exchange Act). |_| YES   NO |X|

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practical date:

             Common shares outstanding at July 29, 2007: 12,634,526
                                Par Value: $0.05

================================================================================

                               INDEX TO FORM 10-Q
                       For the period ended July 29, 2007


                                                                                                            Page
                                                                                                            ----

                                                 Part I - Financial Statements
                                                 -----------------------------

Item 1.    Unaudited Interim Consolidated Financial Statements:
---------------------------------------------------------------

           Consolidated Statements of Net Income -- Three Months Ended July 29, 2007 and July 30, 2006       I-1

           Consolidated Balance Sheets -- July 29, 2007, July 30, 2006 and April 29, 2007                    I-2

           Consolidated Statements of Cash Flows -- Three Months Ended July 29, 2007 and July 30, 2006       I-3

           Consolidated Statements of Shareholders' Equity                                                   I-4

           Notes to Consolidated Financial Statements                                                        I-5

           Cautionary Statement Concerning Forward-Looking Information                                      I-20

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations            I-20
------------------------------------------------------------------------------------------------

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                       I-29
---------------------------------------------------------------------

Item 4.    Controls and Procedures                                                                          I-30
----------------------------------

                                                  Part II - Other Information
                                                  ---------------------------

Item 1A.   Risk Factors                                                                                     II-1
-----------------------

Item 5.    Other Information                                                                                II-1
----------------------------

Item 6.    Exhibits                                                                                         II-1
-------------------

Signatures


Item 1:  Financial Statements
-----------------------------


                                            CULP, INC.
                               CONSOLIDATED STATEMENTS OF NET INCOME
                    FOR THE THREE MONTHS ENDED JULY 29, 2007 AND JULY 30, 2006
                                             UNAUDITED
                         (Amounts in Thousands, Except for Per Share Data)


                                                        THREE MONTHS ENDED
                                      ------------------------------------------------------

                                            Amounts                        Percent of Sales
                                      --------------------                ------------------
                                      July 29,    July 30,    % Over      July 29,  July 30,
                                        2007        2006      (Under)       2007      2006
                                      --------    --------    --------    --------  --------


Net sales                             $ 65,230      62,585       4.2 %     100.0 %   100.0 %
Cost of sales                           56,174      54,525       3.0 %      86.1 %    87.1 %
                                      --------    --------    --------    --------  --------
         Gross profit                    9,056       8,060      12.4 %      13.9 %    12.9 %

Selling, general and
  administrative expenses                6,321       6,575      (3.9)%       9.7 %    10.5 %
Restructuring expense                      432         423       2.1 %       0.7 %     0.7 %
                                      --------    --------    --------    --------  --------
         Income from operations          2,303       1,062     116.9 %       3.5 %     1.7 %

Interest expense                           818         950     (13.9)%       1.3 %     1.5 %
Interest income                            (58)        (46)     26.1 %      (0.1)%    (0.1)%
Other expense                              232          29     700.0 %       0.4 %     0.0 %
                                      --------    --------    --------    --------  --------
         Income before income taxes      1,311         129     916.3 %       2.0 %     0.2 %

Income taxes *                             460          (3)       N.M.      35.1 %    (2.3)%
                                      --------    --------    --------    --------  --------
         Net income                   $    851         132     544.7 %       1.3 %     0.2 %
                                      ========    ========    ========    --------  --------

Net income per share, basic           $   0.07        0.01     600.0 %
Net income per share, diluted             0.07        0.01     600.0 %
Average shares outstanding, basic       12,583      11,672       7.8 %
Average shares outstanding, diluted     12,728      11,770       8.1 %


* Percent of sales column is calculated as a % of income before income taxes.

See accompanying notes to consolidated financial statements.

                                                CULP, INC.
                                        CONSOLIDATED BALANCE SHEETS
                              JULY 29, 2007, JULY 30, 2006 AND APRIL 29, 2007
                                                 UNAUDITED
                                          (Amounts in Thousands)


                                                  Amounts                Increase
                                             -------------------        (Decrease)
                                             July 29,   July 30,   --------------------    *April 29,
                                               2007       2006     Dollars     Percent         2007
                                             --------   --------   --------    --------     --------

Current assets:
    Cash and cash equivalents                $  9,017      8,387        630         7.5 %     10,169
    Accounts receivable                        23,903     26,044     (2,141)       (8.2)%     29,290
    Inventories                                42,159     43,055       (896)       (2.1)%     40,630
    Deferred income taxes                       5,376      7,120     (1,744)      (24.5)%      5,376
    Assets held for sale                        1,906      2,531       (625)      (24.7)%      2,499
    Other current assets                        1,649      2,789     (1,140)      (40.9)%      1,824
                                             --------   --------   --------    --------     --------
               Total current assets            84,010     89,926     (5,916)       (6.6)%     89,788

Property, plant and equipment, net             36,901     42,835     (5,934)      (13.9)%     37,773
Goodwill                                        4,114      4,114         --         0.0 %      4,114
Deferred income taxes                          26,220     21,513      4,707        21.9 %     25,683
Other assets                                    2,831      1,542      1,289        83.6 %      2,588
                                             --------   --------   --------    --------     --------

               Total assets                  $154,076    159,930     (5,854)       (3.7)%    159,946
                                             ========   ========   ========    ========     ========



Current liabilities:
    Current maturities of long-term debt $     13,849      7,739      6,110        79.0 %     16,046
    Lines of credit                             2,641         --      2,641       100.0 %      2,593
    Accounts payable                           17,995     21,247     (3,252)      (15.3)%     23,585
    Accrued expenses                            8,484      9,130       (646)       (7.1)%      8,670
    Accrued restructuring costs                 3,047      3,745       (698)      (18.6)%      3,282
    Income taxes payable - current                856      3,561     (2,705)      (76.0)%      4,579
                                             --------   --------   --------    --------     --------
               Total current liabilities       46,872     45,422      1,450         3.2 %     58,755

Income taxes payable - long-term                3,765         --      3,765       100.0 %         --
Long-term debt, less current maturities        22,094     39,601    (17,507)      (44.2)%     22,114
                                             --------   --------   --------    --------     --------

               Total liabilities               72,731     85,023    (12,292)      (14.5)%     80,869

Shareholders' equity                           81,345     74,907      6,438         8.6 %     79,077
                                             --------   --------   --------    --------     --------

               Total liabilities and
               shareholders' equity          $154,076    159,930     (5,854)       (3.7)%    159,946
                                             ========   ========   ========    ========     ========

Shares outstanding                             12,635     11,685        950         8.1 %     12,569
                                             ========   ========   ========    ========     ========


* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

                                          CULP, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED JULY 29, 2007 AND JULY 30, 2006
                                           UNAUDITED
                                    (Amounts in Thousands)


                                                                             THREE MONTHS ENDED
                                                                           ----------------------

                                                                                   Amounts
                                                                           ----------------------
                                                                           July 29,     July 30,
                                                                             2007         2006
                                                                           ---------    ---------

Cash flows from operating activities:
     Net income                                                            $     851          132
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Depreciation                                                        1,447        1,702
           Amortization of other assets                                           90           23
           Stock-based compensation                                              140          132
           Excess tax benefit related to stock options exercised                 (21)          --
           Deferred income taxes                                                (518)      (1,337)
           Restructuring expenses, net of gain on sale of related assets         160         (237)
           Changes in assets and liabilities:
              Accounts receivable                                              5,387        3,005
              Inventories                                                     (1,529)      (6,362)
              Other current assets                                               175       (1,502)
              Other assets                                                      (327)          (6)
              Accounts payable                                                (5,251)         796
              Accrued expenses                                                  (186)       1,285
              Accrued restructuring                                             (235)        (309)
              Income taxes payable                                               889        1,073
                                                                           ---------    ---------
                 Net cash provided by (used in) operating activities           1,072       (1,605)
                                                                           ---------    ---------

Cash flows from investing activities:
     Capital expenditures                                                     (1,113)        (637)
     Proceeds from the sale of buildings and equipment                           702        1,600
                                                                           ---------    ---------
                 Net cash (used in) provided by investing activities            (411)         963
                                                                           ---------    ---------

Cash flows from financing activities:
     Payments on vendor-financed capital expenditures                            (70)        (428)
     Payments on long-term debt                                               (2,169)        (382)
     Proceeds from common stock issued                                           405          125
     Excess tax benefit related to stock option exercises                         21           --
                                                                           ---------    ---------
                 Net cash used in financing activities                        (1,813)        (685)
                                                                           ---------    ---------

Decrease in cash and cash equivalents                                         (1,152)      (1,327)

Cash and cash equivalents at beginning of period                              10,169        9,714
                                                                           ---------    ---------

Cash and cash equivalents at end of period                                 $   9,017        8,387
                                                                           =========    =========


See accompanying notes to consolidated financial statements.


                                                                  CULP, INC.
                                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                   UNAUDITED
                                                   (Dollars in thousands, except share data)


                                                                         Capital                    Accumulated
                                                  Common Stock         Contributed                     Other           Total
                                           -------------------------    in Excess      Retained     Comprehensive   Shareholders'
                                             Shares        Amount      of Par Value    Earnings     Income (Loss)      Equity
                                           -----------   -----------   ------------   -----------   -------------   -------------

Balance,  April 30, 2006                    11,654,959   $       584         40,350        33,571              18   $     74,523
    Net loss                                        --            --             --        (1,316)             --         (1,316)
    Stock-based compensation                        --            --            525            --              --            525
    Loss on cash flow hedge, net of taxes           --            --             --            --             (22)           (22)
    Common stock issued in connection
        with acquisition of assets             798,582            40          5,043            --              --          5,083
    Common stock issued in connection
       with stock option plans                 115,750             5            279            --              --            284
                                           -----------   -----------   ------------   -----------   -------------   -------------
Balance,  April 29, 2007                    12,569,291           629         46,197        32,255              (4)        79,077
    Net income                                      --            --             --           851              --            851
    Stock-based compensation                        --            --            140            --              --            140
    Gain on cash flow hedge, net of taxes           --            --             --            --               4              4
    Excess tax benefit related to stock
       options exercised                            --            --             21            --              --             21
    Common stock issued in connection
       with stock option plans                  65,235             3            402            --              --            405
    Cumulative effect of adopting FASB
        Interpretation No. 48                       --            --             --           847              --            847
                                           -----------   -----------   ------------   -----------   -------------   -------------
Balance,  July 29, 2007                     12,634,526   $       632         46,760        33,953              --   $     81,345
                                           ===========   ===========   ============   ===========   =============   =============


See accompanying notes to consolidated financial statements.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiaries (the "company") include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. All of these adjustments are of a normal recurring nature except as disclosed in notes 11 and 14 to the consolidated financial statements. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company's annual report on Form 10-K filed with the Securities and Exchange Commission on July 19, 2007 for the fiscal year ended April 29, 2007.

The company's three months ended July 29, 2007 and July 30, 2006 represent 13 week periods.

Reclassifications

Certain prior year amounts have been corrected to conform to current year presentation. A credit of $307,000 regarding sales proceeds received on equipment with no carrying value, related to closed plant facilities, was reclassified from other expense to restructuring expense to conform to current year presentation.

Accounting for Uncertainty in Income Taxes

During the first quarter of fiscal 2008, the company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) which supplements SFAS No. 109,
"Accounting for Income Taxes", by defining the confidence level that a tax position must meet in order be recognized in the financial statements. FIN 48 requires that the tax effects of a position to be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of the benefit. With the adoption of FIN 48, entities are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle. The company adopted FIN 48 as of April 30, 2007, and recorded an increase in retained earnings of $847,000 as a cumulative effect of a change in accounting principle with a corresponding decrease to income taxes payable. Refer to Note 14 for more information regarding the impact of adopting FIN 48.

2.  Stock-Based Compensation

Effective May 1, 2006, the company began recording compensation expense associated with its stock option plans in accordance with SFAS No. 123R, "Share-Based Payment" which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant date fair value of the award. The company adopted the modified prospective transition method provided for under SFAS No. 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options granted on or after May 1, 2006 is recorded in accordance with the provisions of SFAS No. 123R and stock compensation expense associated with the remaining unvested portion of options granted prior to May 1, 2006 is recorded based on their grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


The company recorded $140,000 and $132,000 of compensation expense for stock options within selling, general, and administrative expense for the three-month periods ended July 29, 2007 and July 30, 2006, respectively.

Prior to the adoption of SFAS No. 123R, the benefit of tax deductions in excess of recognized compensation costs were reported as a reduction of taxes paid within operating cash flow. SFAS No. 123R requires such benefits be recorded as a financing cash flow. For the three-month period ended July 29, 2007, the company recognized $21,000 of excess tax benefits. There was no excess tax benefit during the three-month period ended July 30, 2006.

The remaining unrecognized compensation costs related to unvested awards at July 29, 2007 is $1.4 million which is expected to be recognized over a weighted average period of 2.1 years.

Under the company's stock option plans, employees and directors may be granted options to purchase shares of common stock at the fair market value on the date of grant. Options granted under these plans generally vest over two to four years and expire five to ten years after the date of grant. The fair value of each option award was estimated on the date of grant using a Black-Scholes option-pricing model. The fair value of stock options granted to employees under the 2002 stock option plan during the three-month period ended July 29, 2007 and July 30, 2006 was $4.74 and $2.43 per share using the following assumptions:

                                              2007                       2006
--------------------------------------------------------------------------------
Risk-free interest rate                   4.92% - 5.09%                    5.03%
Dividend yield                                    0.00%                    0.00%
Expected volatility                     38.59% - 65.74%                   67.03%
Expected term (in years)                     1.1 - 8.0                      1.6
--------------------------------------------------------------------------------

The assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions, actual historical experience, and groups of employees (executives and non-executives) that have similar historical behavior are considered separately for valuation purposes. The risk-free interest rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield was calculated based on the company's annual dividend as of the option grant date. The expected volatility was derived using a term structure based on historical volatility and the volatility implied by exchange-traded options on the company's common stock. The expected term of the options is the contractual term of the stock options and expected employee exercise and post-vesting employment termination trends.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


The following table summarizes the stock options (vested and unvested) as of July 29, 2007 and option activity during the three-month period then ended:


----------------------------------------------------------------------------------------------------------------
                                                             Weighted-          Weighted-
                                                              Average            Average            Aggregate
                                                             Exercise          Contractual          Intrinsic
                                          Shares               Price              Term                Value
----------------------------------------------------------------------------------------------------------------
Outstanding, April 29, 2007               926,000         $     7.22
Granted                                   139,500               8.75
Expired/Canceled                         (106,500)             11.53
Exercised                                 (65,235)              6.10                           $     241,765
----------------------------------------------------------------------------------------------------------------
Outstanding, July 29, 2007                893,765         $     7.03            4.0 Years      $     4.3 million
----------------------------------------------------------------------------------------------------------------


At July 29, 2007, there were 198,750 shares available for future grants under the company's incentive stock option plans and options to purchase 390,893 shares were exercisable which had a weighted average exercise price of $8.56 per share, an aggregate intrinsic value of $1.6 million and a weighted average contractual term of 2.59 years.

3.  Accounts Receivable

A summary of accounts receivable follows:


----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                            July 29, 2007               April 29, 2007
----------------------------------------------------------------------------------------------------------------
Customers                                                         $     25,705                 $    31,192
Allowance for doubtful accounts                                         (1,160)                     (1,332)
Reserve for returns and allowances and discounts                          (642)                       (570)
----------------------------------------------------------------------------------------------------------------
                                                                  $     23,903                 $    29,290
----------------------------------------------------------------------------------------------------------------


A summary of the activity in the allowance for doubtful accounts follows:


----------------------------------------------------------------------------------------------------------------
                                                                              Three months ended
(dollars in thousands)                                            July 29, 2007                July 30, 2006
----------------------------------------------------------------------------------------------------------------
Beginning balance                                                 $     (1,332)                $    (1,049)
Recovery of bad debt expense                                                17                           8
Net write-offs                                                             155                          56
----------------------------------------------------------------------------------------------------------------
Ending balance                                                    $     (1,160)                $      (985)
----------------------------------------------------------------------------------------------------------------


                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


A summary of the activity in the allowance for returns and allowances and discounts accounts follows:


----------------------------------------------------------------------------------------------------------------
                                                                              Three months ended
(dollars in thousands)                                            July 29, 2007                July 30, 2006
----------------------------------------------------------------------------------------------------------------
Beginning balance                                                 $       (570)                $      (826)
Provision for returns and allowances
    and discounts                                                         (762)                       (701)
Discounts taken                                                            690                         439
----------------------------------------------------------------------------------------------------------------
Ending balance                                                    $       (642)                $    (1,088)
----------------------------------------------------------------------------------------------------------------


4.  Inventories

Inventories are carried at the lower of cost or market. Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:


----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                            July 29, 2007               April 29, 2007
----------------------------------------------------------------------------------------------------------------
Raw materials                                                     $     12,078                 $    10,200
Work-in-process                                                          1,722                       1,711
Finished goods                                                          28,359                      28,719
----------------------------------------------------------------------------------------------------------------
                                                                  $     42,159                 $    40,630
----------------------------------------------------------------------------------------------------------------


5.  Other Assets

A summary of other assets follows:


----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                            July 29, 2007               April 29, 2007
----------------------------------------------------------------------------------------------------------------
Cash surrender value - life insurance                             $      1,154                 $     1,154
ITG non-compete agreement, net                                           1,004                       1,076
Other                                                                      673                         358
----------------------------------------------------------------------------------------------------------------
                                                                  $      2,831                 $     2,588
----------------------------------------------------------------------------------------------------------------


At July 29, 2007 and April 29, 2007, the gross carrying amount of the ITG non-compete agreement was $1.1 million. At July 29, 2007 and April 29, 2007 accumulated amortization for the ITG non-compete agreement was $144,000 and $72,000, respectively. The non-compete agreement will be amortized on a straight-line basis over the four year life of the agreement. Amortization expense for the ITG non-compete agreement for the three-month period ended July 29, 2007 was $72,000. No amortization expense for the ITG non-compete agreement was incurred during the three-month period ended July 30, 2006. Amortization expense during the next four fiscal years follows: FY 2008 - $215,000; FY 2009 - $287,000; FY 2010 - $287,000; and FY 2011 - $215,000.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


6.  Accounts Payable

A summary of accounts payable follows:


----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                            July 29, 2007               April 29, 2007
----------------------------------------------------------------------------------------------------------------
Accounts payable-trade                                            $     16,776                 $    22,027
Accounts payable-capital expenditures                                    1,219                       1,558
----------------------------------------------------------------------------------------------------------------
                                                                  $     17,995                 $    23,585
----------------------------------------------------------------------------------------------------------------


7.  Accrued Expenses

A summary of accrued expenses follows:

----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                            July 29, 2007               April 29, 2007
----------------------------------------------------------------------------------------------------------------
Compensation, commissions and related benefits                    $      3,509                 $     4,941
Interest                                                                   925                         314
Accrued rebates                                                          1,445                       1,013
Other                                                                    2,605                       2,402
----------------------------------------------------------------------------------------------------------------
                                                                  $      8,484                 $     8,670
----------------------------------------------------------------------------------------------------------------

8.  Long-Term Debt and Lines of Credit

A summary of long-term debt and lines of credit follows:

----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                            July 29, 2007               April 29, 2007
----------------------------------------------------------------------------------------------------------------
Unsecured term notes                                              $     28,705                 $    30,905
Real estate loan - I                                                     3,987                       4,039
Real estate loan - II                                                    2,500                       2,500
Canadian government loan                                                   751                         716
----------------------------------------------------------------------------------------------------------------
                                                                        35,943                      38,160
Current maturities of long-term debt                                   (13,849)                    (16,046)
----------------------------------------------------------------------------------------------------------------
       Long-term debt, current maturities of long-term debt       $     22,094                 $    22,114
----------------------------------------------------------------------------------------------------------------
Lines of credit                                                   $      2,641                 $     2,593
----------------------------------------------------------------------------------------------------------------
Total borrowings                                                  $     38,584                 $    40,753
----------------------------------------------------------------------------------------------------------------


Term Notes

The company's unsecured term notes have a fixed interest rate of 8.80% (payable semi-annually in March and September and subject to prepayment provisions each fiscal quarter as defined in the agreement) and are payable over an average remaining term of two years beginning August 2007 through March 2010. The principal payments are required to be paid in annual installments over the next three years as follows: Year 1 - $13.7 million; Year 2 - $7.5 million; and Year 3 - $7.5 million. The company prepaid $2.2 million during the first quarter and an additional $1.0 million in August 2007, scheduled to be due in March 2008.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Real Estate Loan - I

The company has a real estate loan that is secured by a lien on the company's corporate headquarters office located in High Point, NC. This term loan bears interest at the one-month LIBOR plus an adjustable margin (8.32% at July 29, 2007) based on the company's debt/EBITDA ratio, as defined in the agreement and is payable in varying monthly installments through September 2010, with a final payment of $3.3 million in October 2010.

Real Estate Loan - II

The company has a term loan in the amount of $2.5 million in connection with the ITG asset purchase agreement. This term loan is secured by a lien on the company's corporate headquarters office located in High Point, NC and bears interest at the one-month LIBOR plus an adjustable margin (8.32% at July 29, 2007) based on the company's debt/EBITDA ratio, as defined in the agreement. This agreement requires the company to pay interest monthly with the entire principal due on June 30, 2010.

Revolving Credit Agreement - United States

The company has an unsecured credit agreement that provides for a revolving loan commitment of $6.5 million, including letters of credit up to $5.5 million. This agreement expires on December 31, 2007, and bears interest at the one-month LIBOR plus an adjustable margin (8.32% at July 29, 2007) based on the company's debt/EBITDA ratio, as defined in the agreement. As of July 29, 2007, there were $2.3 million in outstanding letters of credit (all of which related to workers compensation) and no borrowings outstanding under the agreement.

Revolving Credit Agreement - China

The company's China subsidiary has an unsecured revolving credit agreement with a bank in China to provide a line of credit available up to approximately $5.0 million, of which approximately $1.3 million includes letters of credit. The credit agreement expires on February 1, 2008, with an annual renewal option and requires interest to be paid on a quarterly basis at a rate determined by the Chinese government (with interest rates ranging from 5.81% to 6.07% at July 29, 2007). As of July 29, 2007, approximately $2.6 million was outstanding under the agreement.

Canadian Government Loan

The company has an agreement with the Canadian government to provide for a term loan that is non-interest bearing and is payable in 48 equal monthly installments commencing December 1, 2009. The proceeds are to partially finance capital expenditures at the company's Rayonese facility located in Quebec, Canada.

Overall

The company's loan agreements require that the company maintain compliance with certain financial ratios. At July 29, 2007, the company was in compliance with these financial covenants.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


The principal payment requirements of long-term debt during the next five years are: Year 1 - $13.8 million; Year 2 - $7.8 million; Year 3 - $10.4 million; Year 4 - $3.5 million; Year 5 - $187,000; and thereafter - $250,000.

9. Interest Rate Hedging

In connection with one of the company's real estate loans, the company was required to have an agreement to hedge the interest rate risk exposure on the real estate loan. The company entered into a $2,170,000 notional principal interest rate swap, which represents 50% of the principal amount of the real estate loan, that effectively converted the floating rate LIBOR based payments to fixed payments at 4.99% plus the spread calculated under the real estate loan agreement. This agreement expires October 2010.

The company accounts for the interest rate swap as a cash flow hedge whereby the fair value of this contract is reflected in other assets in the accompanying consolidated balance sheets with the offset recorded as accumulated other comprehensive income (loss). The fair value of the interest rate swap was approximately $1,000 in the company's favor and $6,000 in the bank's favor at July 29, 2007 and April 29, 2007, respectively. The fair value of the interest rate swap agreement was determined by quoted market prices.

10.  Cash Flow Information

Payments for interest and income taxes follows:


----------------------------------------------------------------------------------------------------------------
                                                                              Three months ended
(dollars in thousands)                                            July 29, 2007                July 30, 2006
----------------------------------------------------------------------------------------------------------------
Interest                                                          $        207                 $       168
Income tax payments                                                        254                         243
----------------------------------------------------------------------------------------------------------------


The company did not finance any of its capital expenditures for the three months ended July 29, 2007 and July 30, 2006.

11.  Restructuring and Asset Impairment Charges

A summary of accrued restructuring follows:


----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                            July 29, 2007               April 29, 2007
----------------------------------------------------------------------------------------------------------------
December 2006 Upholstery fabrics                                  $      1,593                 $     1,545
September 2005 Upholstery fabrics                                          225                         258
August 2005 Upholstery fabrics                                              12                          18
Fiscal 2005 Upholstery fabrics                                              87                         154
Fiscal 2003 Culp Decorative fabrics                                      1,130                       1,307
----------------------------------------------------------------------------------------------------------------
                                                                  $      3,047                 $     3,282
----------------------------------------------------------------------------------------------------------------


                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


December 2006 Upholstery Fabrics

During the first quarter of fiscal 2008, total restructuring and related charges incurred were $1.0 million of which $538,000 related to operating costs associated with the closing of plant facilities, $361,000 related to write-downs of a building and equipment, $332,000 related to lease termination costs, $54,000 related to asset movement costs, a credit of $85,000 related to employee termination benefits, and a credit of $202,000 for sales proceeds received on equipment with no carrying value. Of this total charge, $512,000 was recorded in cost of sales, $26,000 was recorded in selling, general, and administrative expense, and $460,000 was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.

The following summarizes the fiscal 2008 activity in the restructuring accrual (dollars in thousands):


----------------------------------------------------------------------------------------------------------------
                                            Employee                       Lease
                                           Termination                Termination and
                                            Benefits                 Other Exit Costs                  Total
----------------------------------------------------------------------------------------------------------------
Balance, April 29, 2007                   $      1,304                      241                           1,545
Adjustments in fiscal 2008                         (85)                       -                             (85)
Additions in fiscal 2008                             -                      332                             332
Paid in fiscal 2008                                (97)                    (102)                           (199)
----------------------------------------------------------------------------------------------------------------
Balance, July 29, 2007                    $      1,122                      471                           1,593
----------------------------------------------------------------------------------------------------------------


As of July 29, 2007 and April 29, 2007, assets classified as held for sale consisted of buildings and equipment with a carrying value of $1.7 million and $2.2 million, respectively.

September 2005 Upholstery Fabrics

During the first quarter of fiscal 2008, as a result of management's continual evaluation of the restructuring accrual, the reserve was decreased by approximately $26,000 to reflect current estimates of employee termination benefits. This $26,000 decrease in the reserve was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.

During the first quarter of fiscal 2007, total restructuring and related charges incurred were $310,000 of which $340,000 related to operating costs associated with the closing of a plant facility, $169,000 related to asset movement costs, $26,000 related to employee termination benefits, $9,000 related to lease termination costs, and a credit of $234,000 for sales proceeds received on equipment with no carrying value. Of the total charge, $340,000 was recorded in cost of sales, and a credit of $30,000 was recorded in restructuring expense in the 2007 Consolidated Statement of Net Income.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


The following summarizes the fiscal 2008 activity in the restructuring accrual (dollars in thousands):


----------------------------------------------------------------------------------------------------------------
                                            Employee                       Lease
                                           Termination                Termination and
                                            Benefits                 Other Exit Costs                   Total
----------------------------------------------------------------------------------------------------------------
Balance, April 29, 2007                   $         31                      227                             258
Adjustments in fiscal 2008                         (26)                       -                             (26)
Paid in fiscal 2008                                  -                       (7)                             (7)
----------------------------------------------------------------------------------------------------------------
Balance, July 29, 2007                    $          5                      220                             225
----------------------------------------------------------------------------------------------------------------


As of July 29, 2007 and April 29, 2007, there were no assets classified as held for sale.

August 2005 Upholstery Fabrics

During the first quarter of fiscal 2008, as a result of management's continual evaluation of the restructuring accrual, the reserve was decreased by approximately $10,000 to reflect current estimates of employee termination benefits. This $10,000 decrease in the reserve was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.

During the first quarter of fiscal 2007, total restructuring and related charges incurred were $157,000 of which $128,000 related to employee termination benefits, $46,000 related to asset movement costs, $27,000 related to operating costs associated with the closing of a plant facility, and a credit of $44,000 for sale proceeds received on equipment with no carrying value. Of the total charge, $130,000 was recorded in restructuring expense and $27,000 was recorded in cost of sales in the 2007 Consolidated Statement of Net Income.

The following summarizes the fiscal 2008 activity in the restructuring accrual (dollars in thousands):


----------------------------------------------------------------------------------------------------------------
                                            Employee                       Lease
                                           Termination                Termination and
                                            Benefits                 Other Exit Costs                   Total
----------------------------------------------------------------------------------------------------------------
Balance, April 29, 2007                   $       18                           -                           18
Adjustments in fiscal 2008                       (10)                          -                          (10)
Net premiums received in fiscal 2008               4                           -                            4
----------------------------------------------------------------------------------------------------------------
Balance, July 29, 2007                    $       12                           -                           12
----------------------------------------------------------------------------------------------------------------


As of July 29, 2007 and April 29, 2007, assets classified as held for sale consisted of equipment with a carrying value of $255,000.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Fiscal 2005 Upholstery Fabrics

During the first quarter of fiscal 2008, the total restructuring and related charges incurred were $16,000, of which approximately $34,000 related to lease termination costs and a credit of $18,000 to reflect current estimates of employee termination benefits. Of the total charge, $16,000 was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.

During the first quarter of fiscal 2007, the total restructuring and related charges incurred were $701,000, of which approximately $238,000 related to inventory markdowns, $169,000 related to asset movement costs, $116,000 for write-downs of equipment, $102,000 related to operating costs associated with the closing of a plant facility, $86,000 related to employee termination benefits, $8,000 for lease termination costs, and a credit of $26,000 for sale proceeds received on equipment with no carrying value. Of this total charge, $353,000 was recorded in restructuring expense and $340,000 was recorded in cost of sales in the 2007 Consolidated Statement of Net Income.

The following summarizes the fiscal 2008 activity in the restructuring accrual (dollars in thousands):


----------------------------------------------------------------------------------------------------------------
                                            Employee                       Lease
                                           Termination                Termination and
                                            Benefits                 Other Exit Costs                  Total
----------------------------------------------------------------------------------------------------------------
Balance, April 29, 2007                  $       100                          54                        154
Adjustments in fiscal 2008                       (18)                         34                         16
Paid in fiscal 2008                               (5)                        (78)                       (83)
----------------------------------------------------------------------------------------------------------------
Balance, July 29, 2007                   $        77                          10                         87
----------------------------------------------------------------------------------------------------------------


As of July 29, 2007 and April 29, 2007, there were no assets classified as held for sale.

Fiscal 2003 Culp Decorative Fabrics Restructuring

During the first quarter of fiscal 2008, a credit of $8,000 was recorded to reflect current estimates of employee termination benefits. This $8,000 credit was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income. Additionally, the company recorded a restructuring related charge of $5,000 for other operating costs associated with a closed plant facility. This $5,000 restructuring related charge was recorded in cost of sales in the 2008 Consolidated Statement of Net Income.

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

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


The following summarizes the fiscal 2008 activity in the restructuring accrual (dollars in thousands):


----------------------------------------------------------------------------------------------------------------
                                            Employee                       Lease
                                           Termination                Termination and
                                            Benefits                 Other Exit Costs                   Total
----------------------------------------------------------------------------------------------------------------
Balance, April 29, 2007                  $        43                       1,264                       1,307
Adjustments in fiscal 2008                        (8)                          -                          (8)
Paid in fiscal 2008                              (16)                       (153)                       (169)
----------------------------------------------------------------------------------------------------------------
Balance, July 29, 2007                   $        19                       1,111                       1,130
----------------------------------------------------------------------------------------------------------------


As of July 29, 2007 and April 29, 2007, there were no assets classified as held for sale.

12.  Net Income Per Share

Basic net income per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock options calculated using the treasury stock method. Weighted average shares used in the computation of basic and diluted net income per share follows:


----------------------------------------------------------------------------------------------------------------
                                                                              Three months ended
(amounts in thousands)                                            July 29, 2007                July 30, 2006
----------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding, basic                       12,583                      11,672
Effect of dilutive stock options                                           145                          98
----------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding, diluted                     12,728                      11,770
----------------------------------------------------------------------------------------------------------------


Options to purchase 79,750 and 466,125 shares of common stock were not included in the computation of diluted net income per share for the three months ended July 29, 2007 and July 30, 2006, respectively, because the exercise price of the options was greater than the average market price of the common shares.

13.  Segment Information

The company's operations are classified into two segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures and sells fabrics to bedding manufacturers. The upholstery fabrics segment manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

The company evaluates the operating performance of its segments based upon income (loss) from operations before restructuring and related charges or credits and certain unallocated corporate expenses. Unallocated corporate expenses represent primarily compensation and benefits for certain executive officers and all costs related to being a public company. Segment assets include assets used in the operations of each segment and primarily consist of accounts receivable, inventories, and property, plant and equipment. The mattress fabrics segment also includes in segment assets, goodwill and other current and non-current assets associated with the ITG acquisition. The upholstery fabrics segment also includes assets held for sale in segment assets.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Financial information for the company's operating segments as follows:


----------------------------------------------------------------------------------------------------------------
                                                                              Three months ended
(dollars in thousands)                                            July 29, 2007                July 30, 2006
----------------------------------------------------------------------------------------------------------------
Net sales:
   Mattress Fabrics                                               $     36,536                 $    21,845
   Upholstery Fabrics                                                   28,694                      40,740
----------------------------------------------------------------------------------------------------------------
Total net sales                                                   $     65,230                 $    62,585
----------------------------------------------------------------------------------------------------------------
Gross profit:
   Mattress Fabrics                                               $      5,805                 $     3,521
   Upholstery Fabrics                                                    3,768                       5,285
----------------------------------------------------------------------------------------------------------------
           Total segment gross profit                                    9,573                       8,806
   Restructuring related charges                                          (517) (1)                   (746) (4)
----------------------------------------------------------------------------------------------------------------
Total gross profit                                                $      9,056                 $     8,060
----------------------------------------------------------------------------------------------------------------
Selling, general, and administrative expenses:
   Mattress Fabrics                                               $      2,042                 $     1,663
   Upholstery Fabrics                                                    3,318                       3,710
----------------------------------------------------------------------------------------------------------------
           Total segment selling, general, and
            administrative expenses                                      5,360                       5,373
   Unallocated corporate expenses                                          935                       1,202
   Restructuring related charges                                            26  (2)                      -
----------------------------------------------------------------------------------------------------------------
Total selling, general, and administrative expenses               $      6,321                 $     6,575
----------------------------------------------------------------------------------------------------------------
Income (loss) from operations:
   Mattress Fabrics                                               $      3,763                 $     1,858
   Upholstery Fabrics                                                      450                       1,575
----------------------------------------------------------------------------------------------------------------
           Total segment income from operations                          4,213                       3,433
   Unallocated corporate expenses                                         (935)                     (1,202)
   Restructuring and related charges                                      (975) (3)                 (1,169) (5)
----------------------------------------------------------------------------------------------------------------
Total income from operations                                      $      2,303                 $     1,062
----------------------------------------------------------------------------------------------------------------


(1) The $517,000 represents restructuring related charges of $460,000 for other operating costs associated with closed plant facilities and $57,000 for inventory markdowns. These charges relate to the Upholstery Fabrics segment.
(2) The $26,000 represents other operating costs associated with a closed plant facility. These charges relate to the Upholstery Fabrics segment.
(3) The $975,000 represents $486,000 for other operating costs associated with a closed plant facilities, $367,000 for lease termination costs, $362,000 for write-downs of a building and equipment, $57,000 for inventory markdowns, $54,000 for asset movement costs, a credit of $149,000 for employee termination benefits, and a credit of $202,000 for sales proceeds received on equipment with no carrying value. Of this total charge, $517,000, $26,000, and $432,000 are included in cost of sales, selling, general, and administrative expense, and restructuring expense, respectively. These charges relate to the Upholstery Fabrics segment.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(4) The $746,000 represents restructuring related charges of $507,000 for other operating costs associated with closed plant facilities and $239,000 for inventory markdowns. These charges relate to the Upholstery Fabrics segment.
(5) The $1.2 million represents $507,000 for other operating costs associated with closed plant facilities, $385,000 for asset movement costs, $239,000 for inventory markdowns, $235,000 for employee termination benefits, $116,000 for write-downs of equipment, a credit of $6,000 for lease termination costs, and a credit of $307,000 for proceeds received on equipment with no carrying value. Of this total charge, $746,000 and $423,000 are included in cost of sales and restructuring expense, respectively. These charges relate to the Upholstery Fabrics segment.

Balance sheet information for the company's operating segments follow:


----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                            July 29, 2007               April 29, 2007
----------------------------------------------------------------------------------------------------------------
Segment assets:
   Mattress Fabrics
      Current assets (6)                                          $     35,184                 $    32,990
      ITG non-compete agreement, net                                     1,004                       1,076
      Goodwill                                                           4,114                       4,114
      Property, plant and equipment (7)                                 22,305                      22,849
----------------------------------------------------------------------------------------------------------------
           Total mattress fabrics assets                                62,607                      61,029
----------------------------------------------------------------------------------------------------------------
   Upholstery Fabrics
      Current assets (8)                                                30,878                      37,457
      Assets held for sale                                               1,906                       2,499
      Property, plant and equipment (9)                                 14,554                      14,880
----------------------------------------------------------------------------------------------------------------
           Total upholstery fabrics assets                              47,338                      54,836
----------------------------------------------------------------------------------------------------------------
           Total segment assets                                        109,945                     115,865
Non-segment assets:
   Cash and cash equivalents                                             9,017                      10,169
   Deferred income taxes                                                31,596                      31,059
   Other current assets                                                  1,649                       1,297
   Property, plant and equipment                                            42                          44
   Other assets                                                          1,827                       1,512
----------------------------------------------------------------------------------------------------------------
           Total assets                                           $    154,076                 $   159,946
----------------------------------------------------------------------------------------------------------------

                                                                              Three months ended
(dollars in thousands)                                            July 29, 2007                July 30, 2006
----------------------------------------------------------------------------------------------------------------
Capital expenditures:
   Mattress Fabrics                                               $        339                 $        26
   Upholstery Fabrics                                                      507                         654
----------------------------------------------------------------------------------------------------------------
           Total capital expenditures                             $        846                 $       680
----------------------------------------------------------------------------------------------------------------
Depreciation expense:
   Mattress Fabrics                                               $        897                 $       942
   Upholstery Fabrics                                                      550                         760
----------------------------------------------------------------------------------------------------------------
           Total segment depreciation expense                     $      1,447                 $     1,702
----------------------------------------------------------------------------------------------------------------


                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(6) Current assets primarily represent accounts receivable and inventory. At April 29, 2007 current assets also included a credit of future purchases of inventory associated with the ITG acquisition of $527,000. This credit of future purchases of inventory was fully utilized at July 29, 2007.
(7) Included in property, plant, and equipment are assets located in the U.S. totaling $12.6 million and $12.8 million at July 29, 2007 and April 29, 2007, respectively. The remaining property, plant, and equipment are located in Canada.
(8) Current assets represent accounts receivable and inventory for the respective segment.
(9) Included in property, plant, and equipment are assets located in the U.S. totaling $6.6 million and $7.2 million at July 29, 2007 and April 29, 2007, respectively. Included in this U.S. property, plant, and equipment are various other corporate allocations totaling $3.7 million and $3.8 million at July 29, 2007 and April 29, 2007, respectively. As of July 29, 2007 and April 29, 2007, the company's U.S. based upholstery fabrics property, plant, and equipment excluding corporate allocations was $2.9 million and $3.4 million, respectively. The remaining property, plant, and equipment are located in China.

14.  Income Taxes

During the first quarter of fiscal 2008, the company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) which supplements SFAS No. 109,
"Accounting for Income Taxes", by defining the confidence level that a tax position must meet in order be recognized in the financial statements. FIN 48 requires that the tax effects of a position to be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of the benefit. With the adoption of FIN 48, entities are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle. The company adopted FIN 48 as of April 30, 2007, and recorded an increase in retained earnings of $847,000 as a cumulative effect of a change in accounting principle with a corresponding decrease to income taxes payable.

Upon adoption of FIN 48 as of April 30, 2007, the company had approximately $3.4 million of total gross unrecognized tax benefits, of which $3.1 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At July 29, 2007 the company had approximately $3.8 million of total gross unrecognized tax benefits, of which $3.4 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. The total gross unrecognized tax benefits of $3.8 million as of July 29, 2007 are classified as income taxes payable - long-term in the accompanying consolidated balance sheets.

The company has elected to classify interest and penalties, accrued as required by FIN 48, as part of income tax expense. Upon adoption of FIN 48 as of April 30, 2007, the gross amount of interest and penalties due to unrecognized tax benefits was $98,000. We anticipate that the amount of unrecognized tax benefits will increase by approximately $700,000 by the end of the current year. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions. United States federal and state tax returns filed by the company remain subject to examination for tax years 2002 and subsequent due to loss carryforwards. Canadian federal and provincial returns remain subject to examination of tax years 2003 and subsequent.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


15.  Recently Issued Accounting Pronouncements

In September 2006, The FASB issued SFAS No. 157, "Fair Value of Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes as common definition of fair value, provides a framework for measuring fair value under accounting principles generally accepted in the United States and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is effective for the company in the first quarter of fiscal 2009. The company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its 2009 consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is effective for the company in the first quarter of fiscal 2009. The company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on its 2009 consolidated financial statements.

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain statements that may be deemed "forward-looking statements" within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934). Such statements are inherently subject to risks and uncertainties. Further, forward looking statements are intended to speak only as of the date on which they are made. Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as "expect," "believe," "estimate," "plan" and "project" and their derivatives, and include but are not limited to statements about expectations for the company's future operations or success, sales, gross profit margins, operating income, SG&A or other expenses, and earnings, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, increases in utility and energy costs, and general economic conditions. Decreases in these economic indicators could have a negative effect on the company's business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely. In addition, changes in consumer preferences for various categories of furniture and bedding coverings, as well as changes in costs to produce such products (including import duties and quotas or other import costs) can have significant effect on demand for the company's products. Also, changes in the value of the U.S. dollar versus other currencies can affect the company's financial results because a significant portion of the company's operations are located outside the United States. Further, economic and political instability in international areas could affect the company's operations or sources of goods in those areas, as well as demand for the company's products in international markets. Also, the level of success in integrating the acquisition of assets from International Textile Group, Inc. ("ITG") and in capturing and retaining sales to customers related to the acquisition will affect the company's ability to meet its sales goals. Finally, unanticipated delays or costs in executing restructuring actions could cause the cumulative effect of restructuring actions to fail to meet the objectives set forth by management. Further information about these factors, as well as other factors that could affect the company's future operations or financial results and the matters discussed in forward-looking statements are included in Item 1A "Risk Factors" section in the company's Form 10-K filed with the Securities and Exchange Commission on July 19, 2007 for the fiscal year ended April 29, 2007.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

Results of Operations

The following analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

Overview

Culp, Inc., which we also refer to as the company, has operations classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufacturers, sources, and sells fabrics to bedding manufacturers. The upholstery fabrics segment sources, manufactures, and sells fabrics to residential and commercial (contract) furniture manufacturers. We believe that Culp is the largest marketer of mattress fabrics in North America, and one of the largest marketers of upholstery fabrics for furniture in North America, both measured by total sales.

The company evaluates the operating performance of its segments based upon income (loss) from operations before restructuring and related charges or credits and certain unallocated corporate expenses. Unallocated corporate expenses represent primarily compensation and benefits for certain executive officers and all costs related to being a public company. Segment assets include assets used in operations of each segment and primarily consist of accounts receivable, inventories, and property, plant, and equipment. The mattress fabrics segment also includes in segment assets, goodwill and other current and non-current assets associated with the ITG acquisition. The upholstery fabrics segment also includes assets held for sale in segment assets.

The following tables set forth the net sales, gross profit, selling, general and administrative expenses and operating income (loss) by segment for the three months ended July 29, 2007 and July 30, 2006.



                                                         CULP, INC.
                                 SALES, GROSS PROFIT AND OPERATING INCOME (LOSS) BY SEGMENT
                                 FOR THE THREE MONTHS ENDED JULY 29, 2007 AND JULY 30, 2006


                                                   (Amounts in thousands)


                                                                          THREE MONTHS ENDED (UNAUDITED)
                                                           ------------------------------------------------------------

                                                                 Amounts                            Percent of Sales
                                                           ---------------------                  ---------------------
                                                           July 29,     July 30,     % Over       July 29,     July 30,
Net Sales by Segment                                         2007         2006       (Under)        2007         2006
-------------------------------------------------------    --------     --------     --------     --------     --------

Mattress Fabrics                                           $ 36,536       21,845       67.3 %       56.0 %       34.9 %
Upholstery Fabrics                                           28,694       40,740      (29.6)%       44.0 %       65.1 %
                                                           --------     --------     --------     --------     --------

     Net Sales                                             $ 65,230       62,585        4.2 %      100.0 %      100.0 %
                                                           ========     ========     ========     ========     ========


Gross Profit by Segment                                                                            Gross Profit Margin
-------------------------------------------------------                                           ---------------------

Mattress Fabrics                                           $  5,805        3,521       64.9 %       15.9 %       16.1 %
Upholstery Fabrics                                            3,768        5,285      (28.7)%       13.1 %       13.0 %
                                                           --------     --------     --------     --------     --------
      Subtotal                                                9,573        8,806        8.7 %       14.7 %       14.1 %

Restructuring related charges                                  (517)(1)     (746)(4)  -30.7 %       (0.8)%       (1.2)%
                                                           --------     --------     --------     --------     --------

     Gross Profit                                          $  9,056        8,060       12.4 %       13.9 %       12.9 %
                                                           ========     ========     ========     ========     ========


Sales, General and Administrative expenses  by Segment                                               Percent of Sales
-------------------------------------------------------                                           ---------------------

Mattress Fabrics                                           $  2,042        1,663       22.8 %        5.6 %        7.6 %
Upholstery Fabrics                                            3,318        3,710      (10.6)%       11.6 %        9.1 %
Unallocated Corporate expenses                                  935        1,202      (22.2)%        1.4 %        1.9 %
                                                           --------     --------     --------     --------     --------
        Subtotal                                              6,295        6,575       (4.3)%        9.7 %       10.5 %

Restructuring related charges                                    26           --        0.0 %        0.0 %        0.0 %
                                                           --------     --------     --------     --------     --------

    Selling, General and Administrative expenses           $  6,321        6,575       (3.9)%        9.7 %       10.5 %
                                                           ========     ========     ========     ========     ========


                                                                                                     Operating Income
Operating income (loss) by Segment                                                                    (Loss) Margin
-----------------------------------------------                                                   ---------------------

Mattress Fabrics                                           $  3,763        1,858      102.5 %       10.3 %        8.5 %
Upholstery Fabrics                                              450        1,575      (71.4)%        1.6 %        3.9 %
Unallocated corporate expenses                                 (935)      (1,202)      22.2 %       (1.4)%       (1.9)%
                                                           --------     --------     --------     --------     --------
      Subtotal                                                3,278        2,231       46.9 %        5.0 %        3.6 %

Restructuring expense and restructuring related charges        (975)(3)   (1,169)(5)  (16.6)%       (1.5)%       (1.9)%
                                                           --------     --------     --------     --------     --------

     Operating income                                      $  2,303        1,062      116.9 %        3.5 %        1.7 %
                                                           ========     ========     ========     ========     ========


Depreciation by Segment
-------------------------------------------------------

Mattress Fabrics                                           $    897          942       (4.8)%
Upholstery Fabrics                                              550          760      (27.6)%
                                                           --------     --------     --------
      Total Depreciation                                   $  1,447        1,702      (15.0)%
                                                           ========     ========     ========




(1) The $517,000 represents restructuring related charges of $460,000 for other operating costs associated with closed plant facilities and $57,000 for inventory markdowns.
(2) The $26,000 represents other operating costs associated with a closed plant facility.
(3) The $975,000 represents $486,000 for other operating costs associated with closed plant facilities, $367,000 for lease termination costs, $362,000 for write-downs of a building and equipment, $57,000 for inventory markdowns, $54,000 for asset movement costs, a credit of $149,000 for employee termination benefits, and a credit of $202,000 for sales proceeds received on equipment with no carrying value. Of this total charge, $517,000, $26,000, and $432,000 are included in cost of sales, selling,
      general,   and   administrative   expense   and   restructuring   expense,
      respectively.
(4) The $746,000 represents restructuring related charges of $507,000 for other operating costs associated with closed plant facilities and $239,000 for inventory markdowns.
(5) The $1.2 million represents $507,000 for other operating costs associated with closed plant facilities, $385,000 for asset movement costs, $239,000 for inventory markdowns, $235,000 for employee termination benefits, $116,000 for write-downs of equipment, a credit of $6,000 for lease termination costs, and a credit of $307,000 for proceeds received on equipment with no carrying value. Certain prior year amounts have been corrected to conform to current year presentation. A credit of $307,000 regarding sales proceeds received on equipment with no carrying value was reclassified from other expense to restructuring expense to conform to current year presentation. Of this total charge, $746,000 and $423,000 are included in cost of sales and restructuring expense, respectively.

Three Months ended July 29, 2007 compared with Three Months ended July 30, 2006

For the three months ended July 29, 2007, net sales were $65.2 million, up 4.2% compared with $62.6 million for the first quarter of fiscal 2007. The company reported net income of $851,000, or $0.07 per diluted share for the first quarter of fiscal 2008, which included restructuring and related pre-tax charges of $975,000. The company reported net income of $132,000, or $0.01 per diluted share, in the first quarter of fiscal 2007, which included restructuring and related pre-tax charges of $1.2 million. The company's effective tax rate was 35.1% first quarter of fiscal 2008 compared to an income tax benefit of 2.3% in the first quarter of fiscal 2007, reflecting higher taxable income from the company's U.S. operations compared to the first quarter of fiscal 2007.

Restructuring and Related Charges

During the first quarter of fiscal 2008, total restructuring and related charges were $975,000, of which $486,000 related to operating costs associated with closed plant facilities, $367,000 for lease termination costs, $362,000 for write-downs of a building and equipment, $57,000 for inventory markdowns, $54,000 for asset movement costs, a credit of $149,000 for employee termination benefits, and a credit of $202,000 for sales proceeds received on equipment with no carrying value. Of this total charge, $517,000 was recorded in cost of sales, $26,000 was recorded in selling, general, and administrative expense, and $432,000 was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.

During the first quarter of fiscal 2007, total restructuring and related charges incurred were $1.2 million, of which $507,000 related to operating costs associated with closed plant facilities, $385,000 for asset movement costs, $239,000 for inventory markdowns, $235,000 for termination benefits, $116,000 for write-downs of equipment, a credit of $6,000 for lease termination costs, and a credit of $307,000 for sale proceeds received on equipment with no carrying value. Of this total charge, $746,000 was recorded in cost of sales and $423,000 was recorded restructuring expense in the 2007 Consolidated Statement of Net Income.

Mattress Fabrics Segment

Net Sales -- Mattress fabrics (known as mattress ticking) net sales for the first quarter of fiscal 2008 were $36.5 million, a 67% increase compared to $21.8 million for the first quarter of fiscal 2007. On a unit volume basis, total yards sold increased by 58% compared with the first quarter of fiscal
2007. This trend reflects the incremental sales related to the company's acquisition of ITG's mattress fabrics product line in the third quarter of fiscal 2007 and organic growth. The average selling price was $2.44 for the first quarter of fiscal 2008, a 6% increase compared to $2.30 in the first quarter of fiscal 2007. This trend reflects a shift in product mix toward knitted fabrics.

Operating Income -- For the first quarter of fiscal 2008, the mattress fabrics segment reported operating income of $3.8 million, or 10.3% of net sales, compared to $1.9 million, or 8.5% of net sales, for the first quarter of fiscal 2007. Operating margins improved in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 due to the integration of the additional production and sales from the ITG acquisition and organic growth, especially within knitted ticking, which is a growing product category and has a higher average selling price. These results improved despite modestly higher raw material costs, the strengthening of the Canadian currency as compared to the same period last year, and transition costs associated with the ITG acquisition of approximately $500,000. Additionally, selling, general, and administrative expenses were $2.0 million in the first quarter of fiscal 2008 compared with $1.7 million in the first quarter of fiscal 2007, an increase of 23%. However, as a percent to net sales, selling, general, and administrative expenses were 5.6% and 7.6% in the first quarter of fiscal 2008, and 2007, respectively. These trends in selling, general, and administrative expenses reflect the additional sales from the ITG acquisition.

Segment assets -- Segment assets consist of accounts receivable, inventory, property, plant, and equipment, goodwill, and a non-compete agreement associated with the ITG acquisition. As of July 29, 2007, accounts receivable and inventory totaled $35.2 million compared to $32.5 million at April 29, 2007. This increase is primarily due to the increased business volume of ITG's mattress fabric product line. At April 29, 2007, current assets for this segment also included a credit of future purchases of inventory associated with the ITG acquisition of $527,000. This credit of future purchases of inventory was fully utilized at July 29, 2007. Also as of July 29, 2007, property, plant and equipment totaled $22.3 million compared to $22.8 million at April 29, 2007. Included in property, plant, and equipment are assets located in the U.S. totaling $12.6 million and $12.8 million at July 29, 2007 and April 29, 2007, respectively. The remaining property, plant, and equipment are located in Canada. As of July 29, 2007 and April 29, 2007, the carrying value of the ITG non-compete agreement was $1.0 million and $1.1 million, respectively. As of July 29, 2007 and April 29, 2007, the carrying value of the segment's goodwill was $4.1 million.

Upholstery Fabrics Segment

Net Sales -- Upholstery fabric net sales for the first quarter of fiscal 2008 were $28.7 million, a 30% decline compared to $40.7 million in the first quarter of fiscal 2007. Total yards sold decreased by 38%, while average selling prices were the same as for the first quarter of fiscal 2007. Sales of cut and sewn kits were up significantly over the same period last year. Upholstery fabrics sales reflect very weak demand industry wide, as well as continued soft demand for U.S. produced upholstery fabrics driven by consumer preference for leather and suede furniture and other imported fabrics, including and increasing amount of imported cut and sewn kits.

Operating  Income - Operating  income for the first quarter of fiscal 2008 was $450,000 compared with operating income of $1.6 million for the first quarter of fiscal 2007. These results reflect the very difficult operating environment for the retail furniture industry. Discretionary consumer spending for furniture continues to be very soft due to a slowing economy, weak housing market and high energy prices. Considering the unfavorable market conditions, the company was able to report a profitable performance in this segment based on a significantly improved cost structure with substantially lower U.S. manufacturing costs. Additionally, selling, general and administrative expenses for the first quarter of fiscal 2008 were down 11% from the first quarter of fiscal 2007 and down 14% from the fourth quarter of fiscal 2007. This trend is expected to continue throughout fiscal 2008.

Non-U.S. Produced Sales - Net sales of upholstery fabrics produced outside the company's U.S. manufacturing operations were $18.9 million in the first quarter of fiscal 2008, a decrease of 20% from $23.5 million in the first quarter of fiscal 2007. This decline reflects the overall very weak demand industry wide. Net sales of upholstery fabrics produced outside the company's U.S. manufacturing operations accounted for approximately 65% of upholstery fabric sales for the first quarter of fiscal 2008 compared to 58% for the first quarter of 2007. This trend toward higher non-U.S. produced sales in relation to U.S. produced sales is expected to continue as the company's U.S. customers have continued to move an increasing amount of their fabric purchases to Asia and the company has moved with them and responded with an operation designed to meet their needs.

U.S .Produced Sales - Net sales of U.S. produced upholstery fabrics were $9.8 million in the first quarter of fiscal 2008, a decrease of 43% from $17.2 million in the first quarter of fiscal 2007. Management has continued to take aggressive actions over the past several years to bring U.S. manufacturing costs and capacity in line with current and expected demand trends. As a result of these activities, the company now has one U.S. manufacturing facility operating in the upholstery fabrics segment. As of July 29, 2007, and April 29, 2007, the carrying value of the company's U.S. based upholstery fabrics fixed assets was $2.9 million and $3.4 million, respectively.

While management believes it is important to produce some level of upholstery fabric in the U.S. to support its customers' domestic fabric requirements, management remains committed to taking additional steps if necessary to address the profitability of the company's U.S. upholstery fabric operations. The company could experience additional write-downs of its property, plant, and equipment in this business if sales and/or profitability continue to decline and further restructuring actions become necessary.



Segment Assets -- Segment assets consist of accounts receivable, inventory, assets held for sale, and property, plant, and equipment. As of July 29, 2007, accounts receivable and inventory totaled $30.9 million compared to $37.5 million at April 29, 2007. This decline reflects the overall very weak demand industry wide, the seasonality of the upholstery fabrics business, and the company's restructuring activities associated with its U.S. upholstery fabric operations. As of July 29, 2007, assets held for sale totaled $1.9 million compared to $2.5 million as of April 29, 2007. The company received sale proceeds of $500,000 on assets held for sale in the first quarter of fiscal 2008. The company expects the assets held for sale as of July 29, 2007 to be sold in fiscal 2008. As of July 29, 2007, property, plant, and equipment totaled $14.6 million compared to $14.9 million at April 29, 2007. These balances include various other corporate allocations totaling $3.7 million and $3.8 million at July 29, 2007, and April 29, 2007, respectively. Included in property, plant, and equipment are assets located in the U.S. totaling $2.9 million and $3.4 million at July 29, 2007, and April 29, 2007, respectively, with the remaining property, plant, and equipment located in China.

Other Expense Categories

Selling, General and Administrative Expenses - Selling, general, and administrative expenses (SG&A) were $6.3 million for the first quarter of fiscal 2008 compared with $6.6 million for the first quarter of fiscal 2007, a decrease of 3.9%. As a percent to net sales, SG&A expenses were 9.7% in the first quarter of fiscal 2008 compared with 10.5% in the first quarter of fiscal 2007. This decrease reflects the company's restructuring efforts associated with its U.S. upholstery fabric operations partially offset by increased SG&A expenses from its mattress fabric segment resulting from increased sales associated with the ITG acquisition. Under the provisions of SFAS No. 123R, total stock-based compensation expense was $140,000 and $132,000 for the three month period ended July 29, 2007 and July 30, 2006, respectively (see note 2 in the Notes to Consolidated Financial Statements).

Interest Expense (Income) -- Interest expense for the first quarter of fiscal 2008 was $818,000 compared to $950,000 for the first quarter of fiscal 2007. The lower interest expense primarily reflects lower outstanding balances on the company's unsecured term notes. Interest income was $58,000 in the first quarter of fiscal 2008 compared to $46,000 for the first quarter of fiscal 2007, reflecting higher invested balances in money market funds.

Other Expense - Other expense for the first quarter of fiscal 2008 was $232,000 compared to $29,000 for the first quarter of fiscal 2007. This change primarily reflects fluctuations in foreign currency exchange rates for subsidiaries domiciled in China and Canada.

Income Taxes -- The effective tax rate (taxes as a percentage of income before income taxes) for the first quarter of fiscal 2008 was 35.1% compared to an income tax benefit of 2.3% in the first quarter of fiscal 2007. The change in the effective income tax rate reflects higher taxable income from the company's U.S. operations in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. This trend reflects increased profitability in the mattress fabrics segment and lower estimated restructuring and related charges for fiscal 2008. The 2.3% income tax benefit in the first quarter of fiscal 2007 reflected losses from the company's U.S. operations due to restructuring activities and lower income tax rates on income from foreign sources.

The company's income tax expense and effective tax rate, for both the three month periods ending July 29, 2007 and July 30, 2006, were based upon the estimated effective tax rate applicable for the full years after giving effect to any significant items related specifically to interim periods. The effective tax rate can be impacted over the fiscal year by the mix and timing of actual earnings from the company's U.S. operations and foreign sources versus annual projections.

Federal and state net operating loss carryforwards with related future tax benefits on a gross basis was approximately $72.0 million at July 29, 2007.

Liquidity and Capital Resources

Liquidity - The company's sources of liquidity include cash and cash equivalents, cash flow from operations, assets held for sale, and amounts available under its unsecured revolving credit lines. These sources have been adequate for day-to-day operations and capital expenditures. The company believes its sources of liquidity continue to be adequate to meets its current needs. As of July 29, 2007, the company has principal payments totaling $13.8 million due in fiscal 2008, of which approximately $13.7 million represents the company's unsecured term notes scheduled to be due in March 2008. The company has prepaid a total of $7.2 million scheduled to be due in March 2008, including $2.2 million prepaid during the first quarter and an additional $1.0 million prepaid in August 2007. After the $1.0 million prepayment in August 2007, the company has $12.7 million due in March 2008 on its unsecured term notes. The company believes it is likely that it will renegotiate one or more of its current financing arrangements during fiscal 2008.

Cash and cash equivalents as of July 29, 2007, were $9.0 million compared with $10.2 million as of April 29, 2007. The company's cash position reflects $2.2 million in prepayments made on the company's unsecured term notes and capital expenditures of $1.1 million primarily related to the company's China and mattress fabric operations. Also, the company's cash position includes net cash provided by operating activities of $1.1 million in the first quarter of fiscal 2008, an improvement of $2.7 million compared with the first quarter of fiscal 2007, proceeds from the sale of equipment as part of the company's restructuring activities of $702,000, and proceeds from common stock issued in connection with stock option exercises of $405,000.

The company is taking further steps to support its liquidity, including ongoing efforts to improve operating working capital turnover and reduce selling, general, and administrative expenses in its upholstery fabrics segment. However, the company's cash position may be adversely affected by factors beyond its control, such as weakening industry demand, delays in receipt of payment on accounts receivable and the availability of trade credit.

Working Capital -- Accounts receivable as of July 29, 2007, decreased 8.2% in comparison to July 30, 2006. Days sales outstanding totaled 31 days at July 29, 2007 compared with 35 days at July 30, 2006. Inventories as of July 29, 2007 decreased 2.1% in comparison to July 30, 2006. This decrease represents a decrease in inventories of 31%, or $9.4 million for the upholstery fabrics segment, primarily due to very weak industry wide demand, the seasonality of the upholstery fabrics business, and the company's restructuring efforts. The decrease in inventories associated with the upholstery fabrics segment was mostly offset by an increase of 66%, or $8.5 million, for the mattress fabrics segment, primarily due to increased production and sales from the ITG acquisition. Inventory turns for the first quarter of fiscal 2008 were 5.4 versus 5.5 for the first quarter of fiscal 2007. Operating working capital (comprised of accounts receivable and inventories, less trade accounts payable) was $40.1 million at July 29, 2007, down from $47.9 million at July 30, 2006.

Financing Arrangements

Term Notes

The company's unsecured term notes have a fixed interest rate of 8.80% (payable semi-annually in March and September and subject to prepayment provisions each fiscal quarter as defined in the agreement) and are payable over an average remaining term of two years beginning August 2007 through March 2010. The principal payments are required to be paid in annual installments over the next three years as follows: Year 1 - $13.7 million; Year 2 - $7.5 million; and Year 3 - $7.5 million. The company prepaid $2.2 million during the first quarter and an additional $1.0 million in August 2007, scheduled to be due in March 2008.

Real Estate Loan - I

The company has a real estate loan that is secured by a lien on the company's corporate headquarters office located in High Point, NC. This term loan bears interest at the one-month LIBOR plus an adjustable margin (8.32% at July 29, 2007) based on the company's debt/EBITDA ratio, as defined in the agreement and is payable in varying monthly installments through September 2010, with a final payment of $3.3 million in October 2010.

Real Estate Loan - II

The company has a term loan in the amount of $2.5 million in connection with the ITG asset purchase agreement. This term loan is secured by a lien on the company's corporate headquarters office located in High Point, NC and bears interest at the one-month LIBOR plus an adjustable margin (8.32% at July 29, 2007) based on the company's debt/EBITDA ratio, as defined in the agreement. This agreement requires the company to pay interest monthly with the entire principal due on June 30, 2010.

Revolving Credit Agreement - United States

The company has an unsecured credit agreement that provides for a revolving loan commitment of $6.5 million, including letters of credit up to $5.5 million. This agreement expires on December 31, 2007, and bears interest at the one-month LIBOR plus an adjustable margin (8.32% at July 29, 2007) based on the company's debt/EBITDA ratio, as defined in the agreement. As of July 29, 2007, there were $2.3 million in outstanding letters of credit (all of which related to workers compensation) and no borrowings outstanding under the agreement.

Revolving Credit Agreement - China

The company's China subsidiary has an unsecured revolving credit agreement with a bank in China to provide a line of credit available up to approximately $5.0 million, of which approximately $1.3 million includes letters of credit. The credit agreement expires on February 1, 2008, with an annual renewal option and requires interest to be paid on a quarterly basis at a rate determined by the Chinese government (with interest rates ranging from 5.81% to 6.07% at July 29, 2007). As of July 29, 2007, approximately $2.6 million was outstanding under the agreement.

Canadian Government Loan

The company has an agreement with the Canadian government to provide for a term loan that is non-interest bearing and is payable in 48 equal monthly installments commencing December 1, 2009. The proceeds are to partially finance capital expenditures at the company's Rayonese facility located in Quebec, Canada.

Overall

The company's loan agreements require that the company maintain compliance with certain financial ratios. At July 29, 2007, the company was in compliance with these financial covenants.

The principal payment requirements of long-term debt during the next five years are: Year 1 - $13.8 million; Year 2 - $7.8 million; Year 3 - $10.4 million; Year 4 - $3.5 million; Year 5 - $187,000; and thereafter - $250,000.

Capital Expenditures - Cash expenditures for capital spending in the first quarter of fiscal 2008 were $1.1 million, primarily for our China and mattress fabric operations. The company did not finance any of its capital expenditures for the three month period ending July 29, 2007. The company's current capital spending budget for fiscal 2008 is $4.0 million. Depreciation for the first quarter of fiscal 2008 was approximately $1.5 million and is estimated to be $6.0 million for fiscal 2008. The company expects that the availability of funds under cash flow from operations, proceeds from the sale of buildings and equipment, and its revolving credit lines will be sufficient to fund its planned capital needs.

Critical Accounting Policies and Recent Accounting Developments

As more fully described in Item 7 of the company's annual report on Form 10-K for the year ended April 29, 2007 (filed July 19, 2007), the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires exercise of judgment.

As more fully disclosed in Notes 1 and 14 of the Notes to Consolidated Financial Statements, the company adopted FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, on April 30, 2007. The company considers many factors when evaluating and estimating income tax uncertainties. These factors include an evaluation of the technical merits of the tax position as well as the amounts and probabilities of the outcomes that could be realized upon ultimate settlement. The actual resolution of those uncertainties will inevitably differ from those estimates, and such differences may be material to the financial statements.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under accounting principles generally accepted in the United States and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is effective for the company in the first quarter of fiscal 2009. The company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its 2009 consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is effective for the company in the first quarter of fiscal 2009. The company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on its 2009 consolidated financial statements.

Contractual Obligations

As more fully disclosed in Notes 1 and 14 of Notes to the Consolidated Financial Statements, the company adopted FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, on April 30, 2007. At July 29, 2007, the company has recognized $3.8 million of liabilities for unrecognized tax benefits. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, competent authority proceedings, changes in regulatory tax laws, or interpretations of those tax laws, or expiration of statutes of limitation. As of July 29, 2007 the company classified the $3.8 million of liabilities for unrecognized tax benefits as income taxes payable - long-term. While the company cannot reasonably predict the timing of the cash flows associated with its liabilities for unrecognized tax benefits, it believes that no significant cash payments will be made within the next five years due to its federal and state net operating loss carryforwards.

Inflation

The cost of certain of the company's raw materials, principally fibers from petroleum derivatives, and utility/energy costs, increased during the first quarter of fiscal 2008 as oil and energy prices increased and had an impact on the company's financial results. Any significant increase in the company's raw material costs, utility/energy costs and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited the company's ability to pass significant operating cost increases on to its customers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate (LIBOR) plus an adjustable margin under the company's revolving credit agreement in the United States and its real estate term loans. As of July 29, 2007, there were $6.5 million in borrowings outstanding under the company's real estate term loans and no borrowings under the company's revolving credit agreement in the United States. In connection with the first real estate term loan, the company entered into a $2,170,000 notional principal interest rate swap agreement, which represents 50% of the principal amount on the real estate term loan, and effectively converts the floating rate LIBOR based payments to fixed payments at 4.99% plus the spread calculated under the real estate term loan agreement. The company's unsecured term notes have a fixed interest rate of 8.80% and the Canadian government loan is non-interest bearing. The company's revolving credit agreement associated with its China subsidiary has fixed interest rates ranging from 5.8% to 6.1%. Additionally, approximately 88% of the company's borrowings are at a fixed rate or is non-interest bearing. Thus, any foreseeable change in interest rates would not have a material effect on the company's interest expense.

The company's exposure to fluctuations in foreign currency exchange rates are due to foreign subsidiaries domiciled in China and Canada. These subsidiaries use the United States dollar as their functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with its foreign subsidiaries. A 10% change in either exchange rate at July 29, 2007 would not have a significant impact on the company's results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

The company conducted a review and evaluation of its disclosure controls and procedures, under the supervision and with the participation of the company's principal executive officer and principal financial officer as of July 29, 2007, and the principal executive officer and principal financial officer have concluded that the company's disclosure controls and procedures are adequate and effective. In addition, no change in the company's internal control over financial reporting has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Part II - Other Information
---------------------------

Item 1A.  Risk Factors


There have been no material changes to our risk factors during the first quarter of fiscal 2008. Our risk factors are disclosed in the company's annual report on Form 10-K filed with the Securities and Exchange Commission on July 19, 2007 for the fiscal year ended April 29, 2007.

Item 5. Other Information.

At April 30, 2006, the company's market capitalization and shareholders' equity fell below the level required for continued listing on the NYSE. Under the NYSE's current listing standards, the company is required to have market capitalization over a consecutive 30 trading-day period or shareholders' equity of more than $75 million to maintain compliance with continued listing standards. In a letter dated October 27, 2006, the NYSE notified the company that the NYSE has accepted the company's plan for continued listing on the NYSE. As a result of the acceptance, the company's common stock will continue to be listed on the NYSE pending quarterly reviews by the NYSE's Listing and Compliance Committee to ensure progress against the plan. Since April 29, 2007, both of the company's market capitalization over a 30 trading-day period and shareholders' equity exceeded the level required for continued listing on the NYSE.


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

      10.1 Form of stock option agreement for options granted to executive officers on June 25, 2007 pursuant to the 2002 Stock Option Plan.

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


                                                  CULP, INC.
                                                 (Registrant)


Date:    September 11, 2007                   By:  /s/ Kenneth R. Bowling
                                                   -----------------------------
                                                   Kenneth R. Bowling
                                                   Chief Financial Officer
                                                   (Authorized to sign on behalf
                                                   of the registrant and also
                                                   signing as principal
                                                   financial officer)


                                              By:  /s/ Thomas B. Gallagher, Jr.
                                                   -----------------------------
                                                   Thomas B. Gallagher, Jr.
                                                   Corporate Controller
                                                   (Authorized to sign on behalf
                                                   of the registrant and also
                                                   signing as principal
                                                   accounting officer)

                                  EXHIBIT INDEX


          Exhibit Number                     Exhibit
          --------------                     -------

          10.1 Form of stock option agreement for options granted to executive officers on June 25, 2007 pursuant to 2002 Stock Option Plan.

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