Form 10-Q
period 2007-10-28
CULP INC
filed 2007-12-12
CIK 723603

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

                 For the quarterly period ended October 28, 2007

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

            Common shares outstanding at October 28, 2007: 12,634,526
                                Par Value: $0.05

================================================================================

                               INDEX TO FORM 10-Q
                      For the period ended October 28, 2007


                                                                              Page
                                                                              ----
                         Part I - Financial Statements
                          -----------------------------

Item 1. Unaudited Interim Consolidated Financial Statements:

          Consolidated Statements of Net Income -- Three and Six Months       I-1
           Ended October 28, 2007 and October 29, 2006

          Consolidated Balance Sheets -- October 28, 2007, October 29, 2006   I-2
           and April 29, 2007

          Consolidated Statements of Cash Flows -- Six Months Ended October   I-3
           28, 2007 and October 29, 2006

          Consolidated Statements of Shareholders' Equity                     I-4

          Notes to Consolidated Financial Statements                          I-5

          Cautionary Statement Concerning Forward-Looking Information         I-24

Item 2. Management's Discussion and Analysis of Financial Condition and       I-24
 Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk            I-37

Item 4. Controls and Procedures                                               I-37

                           Part II - Other Information
                           ---------------------------

Item 1A. Risk Factors                                                         II-1

Item 4. Submission of Matters To A Vote of Security Holders                   II-1

Item 5. Other Information                                                     II-2

Item 6. Exhibits                                                              II-3

Signatures                                                                    II-4

Item 1. Financial Statements


                                                       CULP, INC.
                                         CONSOLIDATED STATEMENTS OF NET INCOME
                     FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 28, 2007 AND OCTOBER 29, 2006
                                                       (UNAUDITED)
                                    (Amounts in Thousands, Except for Per Share Data)


                                                                    THREE MONTHS ENDED
                                         -------------------------------------------------------------------------

                                                    Amounts                                  Percent of Sales
                                         -----------------------------                 ----------------------------
                                          October 28,    October 29,       % Over       October 28,    October 29,
                                              2007           2006         (Under)          2007           2006
                                         -------------- -------------- --------------  --------------  ------------

Net sales                               $        64,336         59,040           9.0%          100.0%        100.0%
Cost of sales                                    55,914         51,049           9.5%           86.9%         86.5%
                                         -------------- -------------- --------------  --------------  ------------
   Gross profit                                   8,422          7,991           5.4%           13.1%         13.5%

Selling, general and
  administrative expenses                         5,838          6,273         (6.9)%            9.1%         10.6%
Restructuring (credit) expense                     (84)             43         295.3%          (0.1)%          0.1%
                                         -------------- -------------- --------------  --------------  ------------
   Income from operations                         2,668          1,675          59.3%            4.1%          2.8%

Interest expense                                    809            938        (13.8)%            1.3%          1.6%
Interest income                                    (63)           (51)          23.5%          (0.1)%        (0.1)%
Other expense                                       463             31          N.M.             0.7%          0.1%
                                         -------------- -------------- --------------  --------------  ------------
   Income before income taxes                     1,459            757          92.7%            2.3%          1.3%

Income taxes *                                     (95)           (55)          72.7%          (6.5)%        (7.3)%
                                         -------------- -------------- --------------  --------------  ------------
   Net income                           $         1,554            812          91.4%            2.4%          1.4%
                                         ============== ============== ==============  --------------  ------------

Net income per share, basic             $          0.12           0.07          71.4%
Net income per share, diluted           $          0.12           0.07          71.4%
Average shares outstanding, basic                12,635         11,686           8.1%
Average shares outstanding, diluted              12,809         11,689           9.6%


                                                                     SIX MONTHS ENDED
                                         -------------------------------------------------------------------------

                                                    Amounts                                  Percent of Sales
                                         -----------------------------                 ----------------------------
                                          October 28,    October 29,       % Over       October 28,    October 29,
                                              2007           2006          (Under)         2007           2006
                                         -------------- -------------- --------------  --------------  ------------

Net sales                               $       129,566        121,625           6.5%          100.0%        100.0%
Cost of sales                                   112,088        105,574           6.2%           86.5%         86.8%
                                         -------------- -------------- --------------  --------------  ------------
   Gross profit                                  17,478         16,051           8.9%           13.5%         13.2%

Selling, general and
  administrative expenses                        12,159         12,846         (5.3)%            9.4%         10.6%
Restructuring expense                               348            466        (25.3)%            0.3%          0.4%
                                         -------------- -------------- --------------  --------------  ------------
   Income from operations                         4,971          2,739          81.5%            3.8%          2.3%

Interest expense                                  1,627          1,888        (13.8)%            1.3%          1.6%
Interest income                                   (121)           (97)          24.7%          (0.1)%        (0.1)%
Other expense                                       695             60          N.M.             0.5%          0.0%
                                         -------------- -------------- --------------  --------------  ------------
   Income before income taxes                     2,770            888         211.9%            2.1%          0.7%

Income taxes *                                      365           (58)       (729.3)%           13.2%        (6.5)%
                                         -------------- -------------- --------------  --------------  ------------
   Net income                           $         2,405            946         154.2%            1.9%          0.8%
                                         ============== ============== ==============  --------------  ------------


Net income per share, basic             $          0.19           0.08         137.5%
Net income per share, diluted           $          0.19           0.08         137.5%
Average shares outstanding, basic                12,609         11,679           8.0%
Average shares outstanding, diluted              12,776         11,682           9.4%

*Percent of sales column for income taxes is calculated as a % of income before income taxes.

See accompanying notes to consolidated financial statements.

                                                      CULP, INC.
                                              CONSOLIDATED BALANCE SHEETS
                                 OCTOBER 28, 2007, OCTOBER 29, 2006 AND APRIL 29, 2007
                                                      (UNAUDITED)
                                                 (Amounts in Thousands)


                                                        Amounts                 Increase
                                               --------------------------      (Decrease)
                                               October 28,  October 29,                           * April 29,
                                                                         ------------------------
                                                   2007         2006       Dollars     Percent        2007
                                               ------------ ------------ ----------- ------------ ------------
Current assets:
      Cash and cash equivalents               $      16,830        9,706       7,124        73.4%       10,169
      Accounts receivable, net                       22,885       23,286       (401)       (1.7)%       29,290
      Inventories                                    41,518       44,430     (2,912)       (6.6)%       40,630
      Deferred income taxes                           5,376        7,120     (1,744)      (24.5)%        5,376
      Assets held for sale                              341        1,571     (1,230)      (78.3)%        2,499
      Income taxes receivable                           491            -         491       100.0%            -
      Other current assets                            1,271        1,506       (235)      (15.6)%        1,824
                                               ------------ ------------ ----------- ------------ ------------
            Total current assets                     88,712       87,619       1,093         1.2%       89,788

Property, plant and equipment, net                   37,887       42,487     (4,600)      (10.8)%       37,773
Goodwill                                              4,114        4,114           -         0.0%        4,114
Deferred income taxes                                25,762       22,023       3,739        17.0%       25,683
Other assets                                          2,439        1,354       1,085        80.1%        2,588
                                               ------------ ------------ ----------- ------------ ------------

            Total assets                      $     158,914      157,597       1,317         0.8%      159,946
                                               ============ ============ =========== ============ ============



Current liabilities:
      Current maturities of long-term debt    $      12,834        7,742       5,092        65.8%       16,046
      Lines of credit                                 4,016            -       4,016       100.0%        2,593
      Accounts payable                               21,124       18,540       2,584        13.9%       23,585
      Accrued expenses                                9,040        9,001          39         0.4%        8,670
      Accrued restructuring costs                     2,356        3,017       (661)      (21.9)%        3,282
      Income taxes payable - current                      -        3,880     (3,880)     (100.0)%        4,579
                                               ------------ ------------ ----------- ------------ ------------
            Total current liabilities                49,370       42,180       7,190        17.0%       58,755

Income taxes payable - long-term                      4,299            -       4,299       100.0%            -
Long-term debt, less current maturities              22,120       39,554    (17,434)      (44.1)%       22,114
                                               ------------ ------------ ----------- ------------ ------------

            Total liabilities                        75,789       81,734     (5,945)       (7.3)%       80,869

Shareholders' equity                                 83,125       75,863       7,262         9.6%       79,077
                                               ------------ ------------ ----------- ------------ ------------

            Total liabilities and
            shareholders' equity              $     158,914      157,597       1,317         0.8%      159,946
                                               ============ ============ =========== ============ ============

Shares outstanding                                   12,635       11,687         948         8.1%       12,569
                                               ============ ============ =========== ============ ============


* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

                                           CULP, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED OCTOBER 28, 2007 AND OCTOBER 29, 2006
                                          (UNAUDITED)
                                     (Amounts in Thousands)


                                                                         SIX MONTHS ENDED
                                                                  ------------------------------

                                                                             Amounts
                                                                  ------------------------------
                                                                   October 28,      October 29,
                                                                      2007             2006
                                                                  -------------    -------------

Cash flows from operating activities:
   Net income                                                    $        2,405              946
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation                                                     2,892            3,364
         Amortization of other assets                                       186               41
         Stock-based compensation                                           366              287
         Excess tax benefit related to stock options
          exercised                                                        (21)                -
         Deferred income taxes                                              266          (1,847)
         Restructuring expenses, net of gain on sale of related
          assets                                                             73            (364)
         Changes in assets and liabilities:
             Accounts receivable                                          6,625            5,763
             Inventories                                                  (888)          (7,737)
             Other current assets                                           553            (219)
             Other assets                                                  (31)              148
             Accounts payable                                           (1,687)          (1,965)
             Accrued expenses                                               370            1,156
             Accrued restructuring                                      (1,002)          (1,037)
             Income taxes payable                                         (250)            1,392
                                                                  -------------    -------------
                Net cash provided by (used in) operating
                 activities                                               9,857             (72)
                                                                  -------------    -------------

Cash flows from investing activities:
   Capital expenditures                                                 (3,385)          (1,705)
   Proceeds from the sale of buildings and equipment                      2,045            2,738
                                                                  -------------    -------------
                Net cash (used in) provided by investing
                 activities                                             (1,340)            1,033
                                                                  -------------    -------------

Cash flows from financing activities:
   Proceeds from lines of credit                                          1,423                -
   Payments on vendor-financed capital expenditures                       (499)            (670)
   Payments on long-term debt                                           (3,206)            (426)
   Proceeds from common stock issued                                        405              127
   Excess tax benefit related to stock options exercised                     21                -
                                                                  -------------    -------------
                Net cash used in financing activities                   (1,856)            (969)
                                                                  -------------    -------------

Increase (decrease) in cash and cash equivalents                          6,661              (8)

Cash and cash equivalents at beginning of period                         10,169            9,714
                                                                  -------------    -------------

Cash and cash equivalents at end of period                       $       16,830            9,706
                                                                  =============    =============

See accompanying notes to consolidated financial statements.

                                                         CULP, INC.
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                          UNAUDITED
                                          (Dollars in thousands, except share data)


                                                                            Capital
                                                                          Contributed            Accumulated
                                                                          in Excess                 Other          Total
                                                        Common Stock        of Par    Retained  Comprehensive  Shareholders'
                                                     Shares      Amount      Value    Earnings  Income (Loss)      Equity
                                                  ------------- --------- ----------- --------- ------------- ---------------
Balance, April 30, 2006                              11,654,959  $    584     40,350    33,571           18    $      74,523
    Net loss                                                  -         -          -    (1,316)           -           (1,316)
    Stock-based compensation                                  -         -        525         -            -              525
    Loss on cash flow hedge, net of taxes                     -         -          -         -          (22)             (22)
    Common stock issued in connection
       with acquisition of assets                       798,582        40      5,043         -            -            5,083
    Common stock issued in connection
       with stock option plans                          115,750         5        279         -            -              284
                                                  ------------- --------- ----------  --------- ------------- ---------------
Balance, April 29, 2007                              12,569,291       629     46,197    32,255           (4)          79,077
    Net income                                                -         -          -     2,405            -            2,405
    Stock-based compensation                                  -         -        366         -            -              366
    Gain on cash flow hedge, net of taxes                     -         -          -         -            4                4
    Excess tax benefit related to stock
       options exercised                                      -         -         21         -            -               21
    Common stock issued in connection
       with stock option plans                           65,235         3        402         -            -              405
    Cumulative effect of adopting FASB
       Interpretation No. 48                                  -         -          -       847            -              847
                                                  ------------- --------- ----------  --------- ------------- ---------------
Balance, October 28, 2007                            12,634,526  $    632     46,986    35,507            -    $      83,125
                                                  ============= ========= ==========  ========= ============= ===============

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

The company's six months ended October 28, 2007 and October 29, 2006 represent 26 week periods.

Reclassifications

Certain prior year amounts in the Consolidated Statement of Income for the three months ended October 29, 2006 have been conformed to the current year presentation. Sales proceeds received on equipment with no carrying value related to closed plant facilities of $307,000 was reclassified from other expense to restructuring expense to conform to the current year presentation.

Foreign Currency Adjustments

The United States dollar is the functional currency for the company, including its, Canadian and Chinese subsidiaries. All foreign currency asset and liability accounts are remeasured into U.S. dollars at exchange rates at the end of each reporting period, except for inventories, and property, plant, and equipment, which are recorded at historical rates. Foreign currency revenues and expenses are remeasured at average exchange rates in effect during each reporting period, except for certain expenses related to balance sheet amounts recorded at historical exchange rates. Exchange gains and losses from remeasurement of foreign currency denominated monetary assets and liabilities are recorded in the other expense line item in the Consolidated Statements of Net Income in the period in which they occur.

The value of the U.S. dollar relative to the Canadian dollar declined 11% for the three-month period ending October 28, 2007. Foreign currency remeasurement losses for the Canadian subsidiary were $359,000 and $53,000 for the three-month periods ending October 28, 2007 and October 29, 2006, respectively. The Chinese subsidiary had a remeasurement loss of $31,000 for the three-month period ending October 28, 2007 and a remeasurement gain of $72,000 for the three-month period ending October 29, 2006.

The value of the U.S. dollar relative to the Canadian dollar declined 16% for the six-month period ending October 28, 2007. Foreign currency remeasurement losses for the Canadian subsidiary were $501,000 and $41,000 for the six-month periods ending October 28, 2007 and October 29, 2006, respectively. The Chinese subsidiary had a remeasurement loss of $67,000 for the six-month period ending October 28, 2007 and a remeasurement gain of $112,000 for the six-month period ending October 29, 2006.

Accounting for Uncertainty in Income Taxes

During the first quarter of fiscal 2008, the company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) which supplements SFAS No. 109,
"Accounting for Income Taxes", by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position to be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of the benefit. With the adoption of FIN 48, entities are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle. The company adopted FIN 48 as of April 30, 2007, and recorded an increase in retained earnings of $847,000 as a cumulative effect of a change in accounting principle. Refer to Note 14 for more information regarding the impact of adopting FIN 48. Adjustments subsequent to initial adoption are reflected within the company's income tax expense.

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

The company recorded $226,000 and $366,000 of compensation expense for stock options within selling, general, and administrative expense for the three-month and six-month periods ended October 28, 2007. The company recorded $155,000 and $287,000 of compensation expense for stock options within selling, general, and administrative expense for the three-month and six-month periods ended October 29, 2006.

Prior to the adoption of SFAS No. 123R, the benefit of tax deductions in excess of recognized compensation costs were reported as a reduction of taxes paid within operating cash flow. SFAS No. 123R requires such benefits be recorded as a financing cash flow. For the six-month period ended October 29, 2007, the company recognized $21,000 of excess tax benefits. There were no excess tax benefits during the six-month period ended October 29, 2006.

The remaining unrecognized compensation costs related to unvested awards at October 28, 2007 is $1.3 million which is expected to be recognized over a weighted average period of 1.9 years.

On September 20, 2007, the company's shareholders approved a new equity incentive plan entitled the Culp, Inc. 2007 Equity Incentive Plan (the "2007" Plan"). The 2007 Plan will expand the types of equity based awards available for grant by the company's Compensation Committee. The types of equity based awards available for grant include stock options, stock appreciation rights, restricted stock and restricted stock units, performance units, and other discretionary awards as determined by the Compensation Committee. An aggregate of 1,200,000 shares of common stock were authorized for issuance under the 2007 Plan. In conjunction with the approval of the 2007 Plan, the company's 2002 Stock Option Plan was terminated (with the exception of currently outstanding options) and no additional options will be granted under the 2002 Stock Plan.

Under the company's prior stock option plans (terminated with the approval of the 2007 Plan) and the 2007 Plan, employees and directors were and may be granted options to purchase shares of common stock at the fair market value on the date of grant. Options granted under these plans generally vest over two to four years and expire five to ten years after the date of grant. The fair value of each option award was estimated on the date of grant using a Black-Scholes option-pricing model. The fair value of stock options granted to employees at each grant date under the 2002 stock option plan during the three-month and six-month periods ended October 28, 2007 and October 29, 2006 was $4.74 and $2.43 per share using the following assumptions:

--------------------------------------------------------------------------------
                                                      2008                2007
--------------------------------------------------------------------------------
Risk-free interest rate                           4.92% - 5.09%            5.03%
Dividend yield                                            0.00%            0.00%
Expected volatility                             38.59% - 65.74%           67.03%
Expected term (in years)                             1.1 - 8.0              1.6
--------------------------------------------------------------------------------
The fair value of stock options granted to directors at each grant date under the 2007 Plan for the three-month and six-month periods ended October 28, 2007 and the 2002 stock option plan for the three-month and six-month periods ended October 29, 2006 were $7.19 and $3.68 per share using the following assumptions:

--------------------------------------------------------------------------------
                                                      2008                2007
--------------------------------------------------------------------------------
Risk-free interest rate                               4.56%                4.57%
Dividend yield                                        0.00%                0.00%
Expected volatility                                  66.28%               68.36%
Expected term (in years)                               8.0                  6.8
--------------------------------------------------------------------------------

The assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions, actual historical experience, and groups of employees (executives and non-executives) that have similar historical behavior are considered separately for valuation purposes. The risk-free interest rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield was calculated based on the company's annual dividend as of the option grant date. The expected volatility was derived using a term structure based on historical volatility and the volatility implied by exchange-traded options on the company's common stock. The expected term of the options is based on the contractual term of the stock options, expected employee exercise and post-vesting employment termination trends.

The following table summarizes the stock options (vested and unvested) as of October 28, 2007 and option activity during the six-month period then ended:

--------------------------------------------------------------------------------
                                         Weighted-     Weighted-
                                          Average       Average     Aggregate
                                         Exercise     Contractual   Intrinsic
                               Shares      Price         Term         Value
--------------------------------------------------------------------------------
Outstanding, April 29, 2007    926,000   $    7.22
Granted                        145,500        8.81
Expired/Canceled              (117,750)      12.43
Exercised                      (65,235)       6.10                  $  241,765
--------------------------------------------------------------------------------
Outstanding, October 28, 2007  888,515   $   6.88       3.9 Years  $ 2.8 million
--------------------------------------------------------------------------------

At October 28, 2007, there were 1,194,000 shares available for future grants under the company's 2007 Plan. Outstanding options to purchase 444,393 shares were exercisable and had a weighted average exercise price of $7.75 per share, an aggregate intrinsic value of $1.3 million and a weighted average contractual term of 2.58 years.

The company has a stock-based compensation agreement with an individual that requires the company to settle in cash and is indexed by shares of the company's common stock as defined in the agreement. The cash settlement is based on a 30-day average closing price of the company's common stock at the time of payment. At October 28, 2007, this agreement was indexed by approximately 85,000 shares of the company's common stock. The fair value of this agreement is included in accrued expenses and was approximately $869,000 and $870,000 at October 28, 2007 and April 29, 2007, respectively.

3.  Accounts Receivable

A summary of accounts receivable follows:

--------------------------------------------------------------------------------
 (dollars in thousands)                      October 28, 2007    April 29, 2007
--------------------------------------------------------------------------------
Customers                                          $ 24,605          $ 31,192
Allowance for doubtful accounts                      (1,148)           (1,332)
Reserve for returns and allowances and discounts       (572)             (570)
--------------------------------------------------------------------------------
                                                   $ 22,885          $ 29,290
--------------------------------------------------------------------------------

A summary of the activity in the allowance for doubtful accounts follows:

--------------------------------------------------------------------------------
                                                    Six months ended
(dollars in thousands)                     October 28, 2007    October 29, 2006
--------------------------------------------------------------------------------
Beginning balance                              $ (1,332)           $ (1,049)
Provision (recovery) of bad debt expense             15                (115)
Write-offs, net of recoveries                       169                  72
--------------------------------------------------------------------------------
Ending balance                                 $ (1,148)           $ (1,092)
--------------------------------------------------------------------------------

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

--------------------------------------------------------------------------------
                                                    Six months ended
(dollars in thousands)                     October 28, 2007    October 29, 2006
--------------------------------------------------------------------------------
Beginning balance                              $   (570)           $   (826)
Provision for returns and allowances
    and discounts                                (1,437)             (1,235)
Discounts taken                                   1,435                 905
--------------------------------------------------------------------------------
Ending balance                                 $   (572)           $ (1,156)
--------------------------------------------------------------------------------

4.  Inventories

Inventories are carried at the lower of cost or market. Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

--------------------------------------------------------------------------------
(dollars in thousands)                     October 28, 2007     April 29, 2007
--------------------------------------------------------------------------------
Raw materials                                  $ 10,851            $ 10,200
Work-in-process                                   1,933               1,711
Finished goods                                   28,734              28,719
--------------------------------------------------------------------------------
                                               $ 41,518            $ 40,630
--------------------------------------------------------------------------------

5.  Other Assets

A summary of other assets follows:

--------------------------------------------------------------------------------
(dollars in thousands)                     October 28, 2007     April 29, 2007
--------------------------------------------------------------------------------
Cash surrender value - life insurance          $  1,154            $  1,154
Non-compete agreement, net                          933               1,076
Other                                               352                 358
--------------------------------------------------------------------------------
                                               $  2,439            $  2,588
--------------------------------------------------------------------------------

At October 28, 2007 and April 29, 2007, the gross carrying amount of the non-compete agreement was $1.1 million. At October 28, 2007 and April 29, 2007 accumulated amortization for the non-compete agreement was $215,000 and $72,000, respectively. The non-compete agreement will be amortized on a straight-line basis over the four year life of the agreement. Amortization expense for the non-compete agreement for the three-month and six month periods ended October 28, 2007 were $72,000 and $144,000, respectively. No amortization expense for this non-compete agreement was incurred during the six-month period ended October 29, 2006. The remaining amortization expense for the next four fiscal years follows: FY 2008 - $144,000; FY 2009 - $287,000; FY 2010 - $287,000; and
FY 2011 - $215,000.

6.  Accounts Payable

A summary of accounts payable follows:

--------------------------------------------------------------------------------
 (dollars in thousands)                    October 28, 2007     April 29, 2007
--------------------------------------------------------------------------------
Accounts payable-trade                         $ 20,341            $ 22,027
Accounts payable-capital expenditures               783               1,558
--------------------------------------------------------------------------------
                                               $ 21,124            $ 23,585
--------------------------------------------------------------------------------

7.  Accrued Expenses

A summary of accrued expenses follows:

--------------------------------------------------------------------------------
(dollars in thousands)                     October 28, 2007     April 29, 2007
--------------------------------------------------------------------------------
Compensation, commissions and related benefits $  4,081            $  4,941
Interest                                            310                 314
Accrued rebates                                   2,018               1,013
Other                                             2,631               2,402
--------------------------------------------------------------------------------
                                               $  9,040            $  8,670
--------------------------------------------------------------------------------

8.  Long-Term Debt and Lines of Credit

A summary of long-term debt and lines of credit follows:

--------------------------------------------------------------------------------
 (dollars in thousands)                    October 28, 2007     April 29, 2007
--------------------------------------------------------------------------------
Unsecured term notes                           $ 27,688            $ 30,905
Real estate loan - I                              3,935               4,039
Real estate loan - II                             2,500               2,500
Canadian government loan                            831                 716
--------------------------------------------------------------------------------
                                                 34,954              38,160
Current maturities of long-term debt            (12,834)            (16,046)
--------------------------------------------------------------------------------
   Long-term debt, less current maturities     $ 22,120            $ 22,114
--------------------------------------------------------------------------------
Lines of credit                                $  4,016            $  2,593
--------------------------------------------------------------------------------
Total borrowings                               $ 38,970            $ 40,753
--------------------------------------------------------------------------------

Term Notes

The company's unsecured term notes have a fixed interest rate of 8.80% (payable semi-annually in March and September and subject to prepayment provisions each fiscal quarter as defined in the agreement) and are payable over an average remaining term of two years beginning November 2007 through March 2010. The principal payments are required to be paid in annual installments over the next three years as follows: Year 1 - $12.7 million; Year 2 - $7.5 million; and Year 3 - $7.5 million. The company prepaid $2.2 million during the first quarter, $1.0 million in the second quarter, and $4.3 million in November 2007 all of which was scheduled to be due in March 2008.

Real Estate Loan - I

The company has a real estate loan that is secured by a lien on the company's corporate headquarters office located in High Point, NC. This term loan bears interest at the one-month LIBOR plus an adjustable margin (7.52% at October 28, 2007) based on the company's debt/EBITDA ratio, as defined in the agreement and is payable in varying monthly installments through September 2010, with a final payment of $3.3 million in October 2010.

Real Estate Loan - II

The company has a term loan in the amount of $2.5 million in connection with the ITG asset purchase agreement. This term loan is secured by a lien on the company's corporate headquarters office located in High Point, NC and bears interest at the one-month LIBOR plus an adjustable margin (8.13% at October 28, 2007) based on the company's debt/EBITDA ratio, as defined in the agreement. This agreement requires the company to pay interest monthly with the entire principal due on June 30, 2010.

Revolving Credit Agreement - United States

The company has an unsecured credit agreement that provides for a revolving loan commitment of $6.5 million, including letters of credit up to $5.5 million. This agreement expires on December 31, 2007, and bears interest at the one-month LIBOR plus an adjustable margin (7.52% at October 28, 2007) based on the company's debt/EBITDA ratio, as defined in the agreement. As of October 28, 2007, there were $2.3 million in outstanding letters of credit (all of which related to workers compensation) and no borrowings outstanding under the agreement.

Revolving Credit Agreement - China

The company's China subsidiary has an unsecured revolving credit agreement with a bank in China to provide a line of credit available up to approximately $4 million, of which approximately $1 million includes letters of credit. This credit agreement expires on February 1, 2008 and has an annual renewal option. The company borrowed a total of $4.0 million in installments of $1.3 million in February 2007, $1.3 million in March 2007, and $1.4 million in October 2007. Each installment is up for renewal one year from the date of borrowing and the bank is required to provide an advance notice of one year for repayment of each respective installment. Interest is paid on a quarterly basis at a rate determined by the Chinese government (with interest rates ranging from 5.81% to 6.93% at October 28, 2007). As of October 28, 2007, approximately $4.0 million was outstanding under the agreement.

Canadian Government Loan

The company has an agreement with the Canadian government to provide for a term loan that is non-interest bearing and is payable in 48 equal monthly installments commencing December 1, 2009. The proceeds are to partially finance capital expenditures at the company's Rayonese facility located in Quebec, Canada.

Overall

The company's loan agreements require that the company maintain compliance with certain financial ratios. At October 28, 2007, the company was in compliance with these financial covenants.

The principal payment requirements of long-term debt during the next five years are: Year 1 - $12.8 million; Year 2 - $7.8 million; Year 3 - $13.7 million; Year 4 - $208,000; Year 5 - $208,000; and thereafter - $225,000.

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

The company accounts for the interest rate swap as a cash flow hedge whereby the fair value of this contract is reflected in other assets in the accompanying consolidated balance sheets with the offset recorded as accumulated other comprehensive income (loss). The fair value of the interest rate swap was immaterial to the company's financial statements at October 28, 2007 and April 29, 2007. The fair value of the interest rate swap agreement was determined by quoted market prices.

10.  Cash Flow Information

Payments for interest and income taxes are as follows:

--------------------------------------------------------------------------------
                                                    Six months ended
(dollars in thousands)                     October 28, 2007    October 29, 2006
--------------------------------------------------------------------------------
Interest                                       $  1,631            $  1,928
Income tax payments                                 830                 443
--------------------------------------------------------------------------------

The company did not utilize any vendor financing for its capital expenditures for the six months ended October 28, 2007 and October 29, 2006.

11.  Restructuring and Asset Impairment Charges

The following summarizes the fiscal 2008 activity in the restructuring accrual (dollars in thousands):

--------------------------------------------------------------------------------------------------------------------------------
                                                                       Employee
                                                                      Termination      Lease         Lease
                                                         Employee       Benefit     Termination   Termination
                                                       Termination     Payments      and Other     and Other        Balance
                                          Balance,       Benefit     Net of Cobra    Exit Cost     Exit Cost      October 28,
(dollars in thousands)                 April 29, 2007    Credits       Premiums       Charges       Payments          2007
--------------------------------------------------------------------------------------------------------------------------------
December 2006 Upholstery fabrics (1)   $         1,545   $     (260)     $    (251)    $     417     $    (161)    $    1,290
September 2005 Upholstery fabrics (2)              258          (34)             5            (1)          (18)           210
August 2005 Upholstery fabrics (3)                  18          (29)            11           100          (100)             -
Fiscal 2005 Upholstery fabrics (4)                 154          (67)             -            30           (82)            35
Fiscal 2003 Culp Decorative fabrics (5)          1,307           (8)           (28)            -          (450)           821
--------------------------------------------------------------------------------------------------------------------------------
Totals                                 $       3,282 $         (398)     $    (263)    $     546     $    (811)    $    2,356(6)
--------------------------------------------------------------------------------------------------------------------------------

(1) The restructuring accrual at October 28, 2007, represents employee termination benefits and lease termination and exit costs of $794 and $496, respectively. The restructuring accrual at April 29, 2007, represents employee termination benefits and lease termination and exit costs of $1,304 and $241, respectively. At October 28, 2007, assets held for sale consisted of a building with a value of $341. At April 29, 2007, assets held for sale consisted of buildings and equipment with a value of $2.2 million.

(2) The restructuring accrual at October 28, 2007, represents employee termination benefits and lease termination and exit costs of $2 and $208, respectively. The restructuring accrual at April 29, 2007, represents employee termination benefits and lease termination and exit costs of $31 and $227, respectively.
(3) The restructuring accrual at April 29, 2007 represents employee termination benefits of $18. At October 28, 2007 there were no assets held for sale. At April 29, 2007, assets held for sale consisted of equipment with a value of $225,000.
(4) The restructuring accrual at October 28, 2007, represents employee termination benefits and lease termination and exit costs of $2 and $33, respectively. The restructuring accrual at April 29, 2007, represents employee termination benefits and lease termination and exit costs of $100 and $54, respectively.
(5) The restructuring accrual at October 28, 2007 represents employee termination benefits and lease termination and exit costs of $4 and $817 respectively. The restructuring accrual at April 29, 2007 represents employee termination benefits and lease termination and exit costs of $43 and $1,264, respectively.
(6) The company's existing restructuring plans as of October 28, 2007 will be substantially completed by the end of fiscal 2008.

The following summarizes restructuring and related charges incurred for the six-month period ending October 28, 2007 (dollars in thousands):

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Sales
                            Operating                                                                Proceeds from
                            Costs on      Lease     Write-Downs                Asset      Employee     Equipment
                             Closed    Termination of Buildings   Inventory   Movement  Termination     With No
(dollars in thousands)     Facilities     Costs    and Equipment  Markdowns    Costs      Benefits   Carrying Value    Total
--------------------------------------------------------------------------------------------------------------------------------
December 2006 Upholstery
 fabrics (7)                $      741   $    417    $       388   $     404   $    127   $    (260)   $      (315)    $  1,502
September 2005 Upholstery
 fabrics (8)                         -         (1)             -           -          -         (34)             -          (35)
August 2005 Upholstery
 fabrics (9)                         -        100              -           -          -         (29)             -           71
Fiscal 2005 Upholstery
 fabrics (10)                        -         30              -           -          -         (67)             -          (37)
Fiscal 2003 Culp Decorative
 fabrics (11)                       13          -              -           -          -          (8)             -            5
--------------------------------------------------------------------------------------------------------------------------------
Totals                      $      754   $    546    $       388   $     404   $    127   $    (398)   $      (315)    $  1,506
--------------------------------------------------------------------------------------------------------------------------------

(7) Of this total charge, $1,094 was recorded in cost of sales, $51 was recorded in selling, general and administrative expense, and $357 was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.
(8) This $35 credit was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.
(9) This $71 charge was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.
(10) This $37 credit was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.
(11) Of this total charge, a credit of $8 was recorded in restructuring expense and a charge of $13 was recorded in cost of sales in the 2008 Consolidated Statement of Net Income.

The following summarizes restructuring and related charges for the six-month period ending October 29, 2006. (dollars in thousands):

----------------------------------------------------------------------------------------------------------------------------
                                                                                                        Sales
                            Operating                                                               Proceeds from
                            Costs on      Lease     Write-Downs                Asset     Employee     Equipment
                             Closed    Termination of Buildings   Inventory   Movement  Termination    With No
(dollars in thousands)     Facilities     Costs    and Equipment  Markdowns    Costs     Benefits   Carrying Value   Total
----------------------------------------------------------------------------------------------------------------------------
December 2006 Upholstery
 fabrics (12)                $       -   $       -    $        -   $       -    $     -   $       -    $        -    $     -
September 2005 Upholstery
 fabrics (13)                      450         259          (40)           -        209       (111)         (235)        532
August 2005 Upholstery
 fabrics (14)                       49           -            35           -         48          23          (56)         99
Fiscal 2005 Upholstery
 fabrics (15)                      287          90            67         239        483       (133)         (146)        887
Fiscal 2003 Culp Decorative
 fabrics (16)                       16        (22)             -           -          -           -             -        (6)
Fiscal 2001 Culp Decorative
 fabrics (17)                       26           -             -           -          -         (5)             -         21
----------------------------------------------------------------------------------------------------------------------------
Totals                       $     828   $     327    $       62   $   239 $        740   $   (226)    $    (437)    $ 1,533
----------------------------------------------------------------------------------------------------------------------------

(12)    Restructuring plan was initiated in the third quarter of fiscal 2007.
(13) Of this total charge, $450 was recorded in cost of sales and $82 was recorded in restructuring expense in the 2007 Consolidated Statement of Net Income.
(14) Of this total charge, a charge of $49 was recorded in cost of sales, and $50 was recorded in restructuring expense in the 2007 Consolidated Statement of Net Income.
(15) Of this total charge, $496 was recorded in cost of sales, $30 was recorded in selling, general, and administrative expenses and $361 was recorded in restructuring expense in the 2007 Consolidated Statement of Net Income.
(16) Of this total credit, a credit of $22 was recorded in restructuring expense and a charge of $16 was recorded in cost of sales in the 2007 Consolidated Statement of Net Income.
(17) Of this total charge, $26 was recorded in cost of sales and a credit of $5 was recorded in restructuring expense in the 2007 Consolidated Statement of Net Income.

The following summarizes restructuring and related charges incurred in the second quarter of fiscal 2008 (dollars in thousands):

------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Sales
                                                                                                       Proceeds from
                             Operating                                                                   Equipment
                             Costs on   Lease         Write-Downs                Asset      Employee      With No
                              Closed    Termination   of Buildings  Inventory   Movement  Termination    Carrying
(dollars in thousands)      Facilities  Costs        and Equipment  Markdowns    Costs      Benefits       Value       Total
------------------------------------------------------------------------------------------------------------------------------
December 2006 Upholstery
 fabrics (18)                $      260   $      85     $        27   $    348    $    73    $   (174)    $    (114)   $  505
September 2005 Upholstery
 fabrics (19)                         -          (2)              -          -          -          (7)            -        (9)
August 2005 Upholstery
 fabrics (20)                         -         100               -          -          -         (19)            -        81
Fiscal 2005 Upholstery
 fabrics (21)                         -          (4)              -          -          -         (49)            -       (53)
Fiscal 2003 Culp Decorative
 fabrics (22)                         8           -               -          -          -           -             -         8
------------------------------------------------------------------------------------------------------------------------------
Totals                       $      268   $     179     $        27   $    348    $    73    $   (249)    $    (114)   $  532
------------------------------------------------------------------------------------------------------------------------------

(18) Of this total charge, $583 was recorded in cost of sales, $25 was recorded in selling, general, and administrative expenses, and a credit of $103 was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.
(19) This $9 credit was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.
(20) This $81 charge was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.
(21) This $53 credit was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.
(22) This $8 charge was recorded in cost of sales in the 2008 Consolidated Statement of Net Income.

The following summarizes restructuring and related charges incurred in the second quarter of fiscal 2007 (dollars in thousands):

--------------------------------------------------------------------------------------------------------------------------
                                                                                                      Sales
                                                                                                  Proceeds from
                           Operating                                                                Equipment
                            Costs on     Lease     Write-Downs               Asset     Employee      With No
                             Closed   Termination of Buildings   Inventory  Movement  Termination   Carrying
(dollars in thousands)     Facilities    Costs    and Equipment  Markdowns   Costs     Benefits       Value       Total
--------------------------------------------------------------------------------------------------------------------------
December 2006 Upholstery
 fabrics (23)               $       -   $       -   $        -    $      -    $     -    $     -     $       -    $     -
September 2005 Upholstery
 fabrics (24)                     110         250          (40)          -         40       (137)            -        223
August 2005 Upholstery
 fabrics (25)                      22           -           35           -          1       (105)          (11)       (58)
Fiscal 2005 Upholstery
 fabrics (26)                     185          83          (48)          -        313       (219)         (119)       195
Fiscal 2003 Culp Decorative
 fabrics (27)                       4           -            -           -          -          -             -          4
--------------------------------------------------------------------------------------------------------------------------
Totals                      $     321   $     333   $      (53)   $      -    $   354    $  (461)    $    (130)   $   364
--------------------------------------------------------------------------------------------------------------------------

(23)    Restructuring plan was initiated in the third quarter of fiscal 2007.
(24) Of this total charge, $110 was recorded in cost of sales, and $113 was recorded in restructuring expense in the 2007 Consolidated Statement of Net Income.
(25) Of this total credit, a charge of $22 was recorded in cost of sales and a credit of $80 was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.
(26) Of this total charge, $155 was recorded in cost of sales, $30 was recorded in selling, general, and administrative expenses, and $10 was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.
(27) This $4 charge was recorded in cost of sales in the 2008 Consolidated Statement of Net Income.

12.  Net Income Per Share

Basic net income per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock options calculated using the treasury stock method. Weighted average shares used in the computation of basic and diluted net income per share follows:

-------------------------------------------------------------------------------------------
                                                               Three months ended
(amounts in thousands)                                October 28, 2007   October 29, 2006
-------------------------------------------------------------------------------------------
Weighted average common shares outstanding, basic            12,635             11,686
Effect of dilutive stock options                                174                  3
-------------------------------------------------------------------------------------------
Weighted average common shares outstanding, diluted          12,809             11,689
-------------------------------------------------------------------------------------------

Options to purchase 46,000 and 464,750 shares of common stock were not included in the computation of diluted net income per share for the three months ended October 28, 2007 and October 29, 2006, respectively, because the exercise price of the options was greater than the average market price of the common shares.

-------------------------------------------------------------------------------------------
                                                                Six months ended
(amounts in thousands)                                October 28, 2007    October 29, 2006
-------------------------------------------------------------------------------------------
Weighted average common shares outstanding, basic            12,609             11,679
Effect of dilutive stock options                                167                  3
-------------------------------------------------------------------------------------------
Weighted average common shares outstanding, diluted          12,776             11,682
-------------------------------------------------------------------------------------------

Options to purchase 52,000 and 449,813 shares of common stock were not included in the computation of diluted net income per share for the six months ended October 28, 2007 and October 29, 2006, respectively, because the exercise price of the options was greater than the average market price of the common shares.

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

Financial information for the company's operating segments is as follows:

----------------------------------------------------------------------------------------------------
                                                                         Three months ended
(dollars in thousands)                                           October 28, 2007  October 29, 2006
----------------------------------------------------------------------------------------------------
Net sales:
   Mattress Fabrics                                               $   36,010        $   23,494
   Upholstery Fabrics                                                 28,326            35,546
----------------------------------------------------------------------------------------------------
           Total net sales                                        $   64,336        $   59,040
----------------------------------------------------------------------------------------------------
Gross profit:
   Mattress Fabrics                                               $    6,038        $    4,144
   Upholstery Fabrics                                                  2,975             4,138
----------------------------------------------------------------------------------------------------
           Total segment gross profit                                  9,013             8,282
   Restructuring related charges                                        (591) (1)         (291) (4)
----------------------------------------------------------------------------------------------------
           Total gross profit                                     $    8,422        $    7,991
----------------------------------------------------------------------------------------------------
Selling, general, and administrative expenses:
   Mattress Fabrics                                               $    2,166        $    1,674
   Upholstery Fabrics                                                  2,774             3,745
----------------------------------------------------------------------------------------------------
           Total segment selling, general, and
              administrative expenses                                  4,940             5,419
   Unallocated corporate expenses                                        873               824
   Restructuring related charges                                          25 (2)            30 (4)
----------------------------------------------------------------------------------------------------
           Total selling, general, and administrative expenses    $    5,838        $    6,273
----------------------------------------------------------------------------------------------------
Income (loss) from operations:
   Mattress Fabrics                                               $    3,872        $    2,470
   Upholstery Fabrics                                                    201               393
----------------------------------------------------------------------------------------------------
           Total segment income from operations                        4,073             2,863
   Unallocated corporate expenses                                       (873)             (824)
   Restructuring and related charges                                    (532)(3)          (364)(5)
----------------------------------------------------------------------------------------------------
           Total income from operations                                2,668             1,675
                Interest expense                                        (809)             (938)
                Interest income                                           63                51
                Other expense                                           (463)              (31)
----------------------------------------------------------------------------------------------------
                    Income before income taxes                    $    1,459               757
----------------------------------------------------------------------------------------------------

(1) The $591,000 represents restructuring related charges of $348,000 for inventory markdowns and $243,000 for other operating costs associated with closed plant facilities. These charges relate to the Upholstery Fabrics segment.
(2) The $25,000 represents other operating costs associated with a closed plant facility. These charges relate to the Upholstery Fabrics segment.
(3) The $532,000 represents $348,000 for inventory markdowns, $268,000 for other operating costs associated with closed plant facilities, $179,000 for lease termination and other exit costs, $73,000 for asset movement costs, $27,000 for write-downs of a building and equipment, a credit of $114,000 for sales proceeds received on equipment with no carrying value, and a credit of $249,000 for employee termination benefits. Of this total charge, $591,000, $25,000, and a credit of $84,000 are included in cost of sales, selling, general, and administrative expense, and restructuring expense, respectively. These charges relate to the Upholstery Fabrics segment.

(4) The $291,000 and $30,000 restructuring related charges represent other operating costs associated with closed plant facilities. These charges relate to the Upholstery Fabrics segment.
(5) The $364,000 represents $354,000 for asset movement costs, $333,000 for lease termination and other exit costs, $321,000 for other operating costs associated with closed plant facilities, a credit of $53,000 for write-downs of a building and equipment, a credit of $130,000 for sales proceeds received on equipment with no carrying value, and a credit of $461,000 employee termination benefits. Of this total charge, $291,000, $30,000 and $43,000 are included in cost of sales, selling, general, and administrative expenses, and restructuring expense, respectively. These charges relate to the Upholstery Fabrics segment.

------------------------------------------------------------------------------
                                                    Six months ended
(dollars in thousands)                     October 28, 2007    October 29, 2006
------------------------------------------------------------------------------
Net sales:
  Mattress Fabrics                             $ 72,546            $ 45,339
  Upholstery Fabrics                             57,020              76,286
------------------------------------------------------------------------------
        Total net sales                        $129,566            $121,625
------------------------------------------------------------------------------
Gross profit:
  Mattress Fabrics                             $ 11,843            $  7,665
  Upholstery Fabrics                              6,742               9,423
------------------------------------------------------------------------------
        Total segment gross profit               18,585              17,088
  Restructuring related charges                  (1,107) (6)         (1,037) (9)
------------------------------------------------------------------------------
        Total gross profit                     $ 17,478            $ 16,051
------------------------------------------------------------------------------
Selling, general, and administrative expenses:
  Mattress Fabrics                             $  4,208            $  3,337
  Upholstery Fabrics                              6,092               7,453
------------------------------------------------------------------------------
        Total segment selling, general, and
           administrative expenses               10,300              10,790
  Unallocated corporate expenses                  1,808               2,026
  Restructuring related charges                      51 (7)              30 (10)
------------------------------------------------------------------------------
        Total selling, general, and
           administrative expenses             $ 12,159            $ 12,846
------------------------------------------------------------------------------
Income (loss) from operations:
  Mattress Fabrics                             $  7,635            $  4,328
  Upholstery Fabrics                                650               1,970
------------------------------------------------------------------------------
        Total segment income from operations      8,285               6,298
  Unallocated corporate expenses                 (1,808)             (2,026)
  Restructuring and related charges              (1,506) (8)         (1,533)(11)
------------------------------------------------------------------------------
        Total income from operations              4,971               2,739
               Interest expense                  (1,627)             (1,888)
               Interest income                      121                  97
               Other expense                       (695)                (60)
------------------------------------------------------------------------------
               Income before income taxes      $  2,770            $    888
------------------------------------------------------------------------------

(6) The $1.1 million represents restructuring related charges of $703,000 for other operating costs associated with closed plant facilities and $404,000 for inventory markdowns. These charges relate to the Upholstery Fabrics segment.
(7) The $51,000 represents other operating costs associated with a closed plant facility. These charges relate to the Upholstery Fabrics segment.
(8) The $1.5 million represents $754,000 for other operating costs associated with closed plant facilities, $546,000 for lease termination and other exit costs, $404,000 for inventory markdowns, $388,000 for write-downs of buildings and equipment, $127,000 for asset movement costs, a credit of $315,000 for sales proceeds received on equipment with no carrying value, and a credit of $398,000 for employee termination benefits. Of this total charge, $1.1 million, $51,000, and $348,000, are included in cost of sales, selling, general, and administrative expense, and restructuring expense, respectively. These charges relate to the Upholstery Fabrics segment.
(9) The $1.0 million represents restructuring related charges of $798,000 for other operating costs associated with closed plant facilities and $239,000 for inventory markdowns. These charges relate to the Upholstery Fabrics segment.
(10) The $30,000 represents other operating costs associated with a closed plant facility. These charges relate to the Upholstery Fabrics segment.
(11) The $1.5 million represents $828,000 for other operating costs on closed plant facilities, $740,000 for asset movement costs, $327,000 for lease termination and other exit costs, $239,000 inventory markdowns, $62,000 for write-downs of buildings and equipment, a credit of $226,000 for employee termination benefits, and a credit of $437,000 for sales proceeds received on equipment with no carrying value. Of this total charge, $1.0 million, $30,000 and $466,000 are included in cost of sales, selling, general, and administrative expenses, and restructuring expense, respectively. These charges relate to the Upholstery Fabrics segment.

Balance sheet information for the company's operating segments follow:

------------------------------------------------------------------------------
(dollars in thousands)                     October 28, 2007     April 29, 2007
------------------------------------------------------------------------------
Segment assets:
  Mattress Fabrics
    Current assets (12)                        $ 33,164            $ 32,990
    Non-compete agreement, net                      933               1,076
    Goodwill                                      4,114               4,114
    Property, plant and equipment (13)           22,333              22,849
------------------------------------------------------------------------------
        Total mattress fabrics assets            60,544              61,029
------------------------------------------------------------------------------
  Upholstery Fabrics
    Current assets (14)                          31,239              37,457
    Assets held for sale                            341               2,499
    Property, plant and equipment (15)           15,513              14,880
------------------------------------------------------------------------------
        Total upholstery fabrics assets          47,093              54,836
------------------------------------------------------------------------------
        Total segment assets                    107,637             115,865
Non-segment assets:
  Cash and cash equivalents                      16,830              10,169
  Deferred income taxes                          31,138              31,059
  Other current assets                            1,271               1,297
  Income taxes receivable                           491                   -
  Property, plant and equipment                      41                  44
  Other assets                                    1,506               1,512
------------------------------------------------------------------------------
        Total assets                           $158,914            $159,946
------------------------------------------------------------------------------

------------------------------------------------------------------------------
                                                    Six months ended
(dollars in thousands)                     October 28, 2007    October 29, 2006
------------------------------------------------------------------------------
Capital expenditures:
  Mattress Fabrics                             $  1,266            $     54
  Upholstery Fabrics                              1,844               1,991
------------------------------------------------------------------------------
        Total capital expenditures             $  3,110            $  2,045
------------------------------------------------------------------------------
Depreciation expense:
  Mattress Fabrics                             $  1,795            $  1,860
  Upholstery Fabrics                              1,097               1,504
------------------------------------------------------------------------------
        Total segment depreciation expense     $  2,892            $  3,364
------------------------------------------------------------------------------

(12) Current assets primarily represent accounts receivable and inventory. At April 29, 2007 current assets also included a credit of future purchases of inventory associated with the ITG acquisition of $527,000. This credit of future purchases of inventory was fully utilized at October 28, 2007.
(13) Included in property, plant, and equipment are assets located in the U.S. totaling $13.0 million and $12.8 million at October 28, 2007 and April 29, 2007, respectively. The remaining property, plant, and equipment are located in Canada.
(14) Current assets represent accounts receivable and inventory for the respective segment.

(15) Included in property, plant, and equipment are assets located in the U.S. totaling $6.5 million and $7.2 million at October 28, 2007 and April 29, 2007, respectively. Included in this U.S. property, plant, and equipment are various other corporate allocations totaling $3.7 million and $3.8 million at October 28, 2007 and April 29, 2007, respectively. As of October 28, 2007 and April 29, 2007, the company's U.S. based upholstery fabrics property, plant, and equipment excluding corporate allocations was $2.8 million and $3.4 million, respectively. The remaining property, plant, and equipment are located in China.

14. Income Taxes

Uncertainty In Income Taxes

During the first quarter of fiscal 2008, the company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) which supplements SFAS No. 109,
"Accounting for Income Taxes", by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position to be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of the benefit. With the adoption of FIN 48, entities are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle. The company adopted FIN 48 as of April 30, 2007, and recorded an increase in retained earnings of $847,000 as a cumulative effect of a change in accounting principle.

In May 2007, FASB issued FASB Staff Position FIN 48-1, "Definition of Settlement in FASB Interpretation No.48" ("FSP FIN 48-1"). FSP FIN 48-1 provides guidance on whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. No adjustment was made upon adoption of FSP FIN 48-1.

Upon adoption of FIN 48 as of April 30, 2007, the company had approximately $3.4 million of total gross unrecognized tax benefits, of which $3.1 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At October 28, 2007 the company had approximately $4.3 million of total gross unrecognized tax benefits, of which $4.0 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. The total gross unrecognized tax benefits of $4.3 million as of October 28, 2007 are classified as income taxes payable - long-term in the accompanying consolidated balance sheets.

The company has elected to classify interest and penalties, accrued as required by FIN 48, as part of income tax expense. Upon adoption of FIN 48 as of April 30, 2007 and at October 28, 2007, the gross amount of interest and penalties due to unrecognized tax benefits was $98,000 and $88,000, respectively. We anticipate that the amount of unrecognized tax benefits will increase by approximately $1.2 million by the end of the fiscal year. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions. United States federal and state tax returns filed by the company remain subject to examination for tax years 2002 and subsequent due to loss carryforwards. Canadian federal and provincial returns remain subject to examination of tax years 2003 and subsequent.

Deferred Income Taxes

In making the judgment about the realization of the deferred tax assets, management has considered both the negative and positive evidence, and concluded that sufficient positive evidence exists to overcome the cumulative losses experienced in recent years. Specifically, management considered the following, among other factors: nature of the company's products; history of positive earnings in the mattress fabrics segment; capital projects in progress to further enhance the company's globally competitive cost structure in the mattress fabrics segment; recent restructuring actions in the U.S. upholstery fabrics business to adjust the U.S. cost structure and bring U.S. manufacturing capacity in line with demand; development of offshore manufacturing and sourcing programs to meet changing demands of upholstery fabric customers in the U.S.; and the incremental sales volume from the purchase of certain assets from ITG related to the mattress fabric product line of ITG's Burlington House Division. Management's analysis of taxable income also included the following considerations: none of the company's net operating loss carryforwards have previously expired unused; the U.S. federal carryforward period is 20 years; and the company's current income tax loss carryforwards principally expire in 16-20 years; fiscal 2022 through 2027. The amount of the deferred tax assets is considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

Effective Income Tax Rate

The effective income tax rate (income taxes as a percentage of income before income taxes) for the six months ended October 28, 2007 was 13.2% compared to 35.1% for the three months ended July 29, 2007. This decrease during the second quarter of fiscal 2008 primarily reflects the projected income tax effects related to the foreign exchange loss on Canadian income taxes (approximately 26%) offset by an increase in unrecognized tax benefits relating to double taxation under applicable tax treaties with foreign tax jurisdictions (approximately 6%).

The effective income rate (income taxes as a percentage of income before income taxes) for the six months ended October 28, 2007 was 13.2% compared to an income tax benefit of 6.5% for the six months ended October 29, 2006. This increase primarily reflects higher taxable income from the company's U.S. operations offset by the projected income tax effects related to the foreign exchange loss on Canadian income taxes through the second quarter of fiscal 2008 compared to the six-month period in fiscal 2007. This trend reflects increased profitability in the mattress fabrics segment and lower estimated restructuring and related charges for fiscal 2008 compared to fiscal 2007. The income tax benefit of 6.5% as of October 29, 2006 reflected pre-tax losses from the company's U.S. operations due to restructuring activities and lower income tax rates on income from foreign sources.

The company's income tax expense and effective income tax rate, for both the three-month and six-month periods ending October 28, 2007 and October 29, 2006, were based upon the estimated effective income tax rate applicable for the full years after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be impacted over the fiscal year by the mix and timing of actual earnings from the company's U.S. operations and foreign sources versus annual projections and changes in the foreign currency in the relation the U.S. dollar

15.  Statutory Reserves

The company's subsidiaries located in China are required to transfer 10% of its net income, as determined in accordance with the People's Republic of China
(PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company's registered capital.

The transfer to this reserve must be made before distribution of any dividend to shareholders. As of October 28, 2007, the company's statutory surplus reserve was $1.1 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

16.  Commitments

At October 28, 2007, the company had commitments to acquire equipment with regards to its mattress fabrics segment for approximately $4.0 million.

17.  Recently Issued Accounting Pronouncements

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

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain statements that may be deemed "forward-looking statements" within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934). Such statements are inherently subject to risks and uncertainties. Further, forward looking statements are intended to speak only as of the date on which they are made. Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as "expect," "believe," "estimate," "plan" and "project" and their derivatives, and include but are not limited to statements about expectations for the company's future operations or success, sales, gross profit margins, operating income, SG&A or other expenses, and earnings, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, increases in utility and energy costs, and general economic conditions. Decreases in these economic indicators could have a negative effect on the company's business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely. In addition, changes in consumer preferences for various categories of furniture and bedding coverings, as well as changes in costs to produce such products (including import duties and quotas or other import costs) can have a significant effect on demand for the company's products. Also, changes in the value of the U.S. dollar versus other currencies can affect the company's financial results because a significant portion of the company's operations are located outside the United States. Further, economic and political instability in international areas could affect the company's operations or sources of goods in those areas, as well as demand for the company's products in international markets. Also, the level of success in integrating the acquisition of assets from International Textile Group, Inc. ("ITG") and in capturing and retaining sales to customers related to the acquisition will affect the company's ability to meet its sales goals. Finally, unanticipated delays or costs in executing restructuring actions could cause the cumulative effect of restructuring actions to fail to meet the objectives set forth by management. Further information about these factors, as well as other factors that could affect the company's future operations or financial results and the matters discussed in forward-looking statements are included in Item 1A "Risk Factors" section in the company's Form 10-K filed with the Securities and Exchange Commission on July 19, 2007 for the fiscal year ended April 29, 2007.


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

The following tables set forth the net sales, gross profit, selling, general and administrative expenses and operating income (loss) by segment for the three months and six months ended October 28, 2007, and October 29, 2006.

                                                              CULP, INC.
                                       SALES, GROSS PROFIT AND OPERATING INCOME LOSS) BY SEGMENT
                                  FOR THE THREE MONTHS ENDED OCTOBER 28, 2007 AND OCTOBER 29, 2006

                                                         (Amounts in thousands)

                                                                  THREE MONTHS ENDED (UNAUDITED)
                                             ------------------------------------------------------------------------

                                                     Amounts                            Percent of Total Sales
                                             ------------------------             -----------------------------------
                                             October 28,   October 29,   % Over      October 28,       October 29,
Net Sales by Segment                            2007          2006       (Under)        2007               2006
------------------------------------------   -----------   ----------   --------- -----------------  ----------------

Mattress Fabrics                            $     36,010       23,494      53.3%         56.0%                  39.8%
Upholstery Fabrics                                28,326       35,546    (20.3)%         44.0%                  60.2%
                                             -----------   ----------   --------- -----------------  ----------------

     Net Sales                              $     64,336       59,040       9.0%        100.0%                 100.0%
                                             ===========   ==========   ========= =================  ================


Gross Profit by Segment                                                                   Gross Profit Margin
------------------------------------------                                        -----------------------------------

Mattress Fabrics                            $      6,038        4,144      45.7%         16.8%                  17.6%
Upholstery Fabrics                                 2,975        4,138    (28.1)%         10.5%                  11.6%
                                             -----------   ----------   --------- -----------------  ----------------
     Subtotal                                      9,013        8,282       8.8%         14.0%                  14.0%

Restructuring related charges                      (591)(1)     (291)(4)  103.1%        (0.9)%                 (0.5)%
                                             -----------   ----------   --------- -----------------  ----------------

     Gross Profit                           $      8,422        7,991       5.4%         13.1%                  13.5%
                                             ===========   ==========   ========= =================  ================


Selling, General and Administrative
 expenses by Segment                                                                         Percent of Sales
------------------------------------------                                        -----------------------------------

Mattress Fabrics                            $      2,166        1,674      29.4%          6.0%                   7.1%
Upholstery Fabrics                                 2,774        3,745    (25.9)%          9.8%                  10.5%
Unallocated Corporate expenses                       873          824       5.9%          1.4%                   1.4%
                                             -----------   ----------   --------- -----------------  ----------------
                                                   5,813        6,243     (6.9)%          9.0%                  10.6%

Restructuring related charges                        25(2)        30(4)  (16.7)%          0.0%                   0.1%
                                             -----------   ----------   --------- -----------------  ----------------

    Selling, General and Administrative
     expenses                               $      5,838        6,273     (6.9)%          9.1%                  10.6%
                                             ===========   ==========   ========= =================  ================


Operating Income (loss) by Segment                                                  Operating Income (Loss) Margin
------------------------------------------                                        -----------------------------------

Mattress Fabrics                            $      3,872        2,470      56.8%         10.8%                  10.5%
Upholstery Fabrics                                   201          393    (48.9)%          0.7%                   1.1%
Unallocated corporate expenses                     (873)        (824)       5.9%        (1.4)%                 (1.4)%
                                             -----------   ----------   --------- -----------------  ----------------
        Subtotal                                   3,200        2,039      56.9%          5.0%                   3.5%

Restructuring expense and restructuring
 related charges                                   (532)(3)     (364)(5)   46.2%        (0.8)%                 (0.6)%
                                             -----------   ----------   --------- -----------------  ----------------

     Operating income                       $      2,668        1,675      59.3%          4.1%                   2.8%
                                             ===========   ==========   ========= =================  ================


Depreciation by Segment
------------------------------------------

Mattress Fabrics                            $        898          918     (2.2)%
Upholstery Fabrics                                   547          744    (26.5)%
                                             -----------   ----------   ---------
        Subtotal                                   1,445        1,662    (13.1)%
                                             ===========   ==========   =========

Notes:

(1) The $591,000 restructuring related charge represents $348,000 for inventory markdowns and $243,000 for other operating costs associated with closed plant facilities.
(2) The $25,000 restructuring related charge represents other operating costs associated with closed plant facilities.
(3) The $532,000 represents $348,000 for inventory markdowns, $268,000 for other operatings costs associated with closed plant facilities, $179,000 for lease termination and other exit costs, $73,000 for asset movement costs, $27,000 for write-downs of a building and equipment, a credit of $114,000 for proceeds received on equipment with no carrying value, and a credit of $249,000 for employee termination benefits. Of this total charge, $591,000 was recorded in cost of sales, $25,000 was recorded in selling, general, and administrative expenses, and a credit of $84,000 was recorded in restructuring expense.
(4) The $291,000 and $30,000 restructuring related charge represents other operating costs associated with closed plant facilities.
(5) The $364,000 represents $354,000 for asset movement costs, $333,000 for lease termination and other exit costs, $321,000 for other operating costs associated with closed plant facilities, a credit of $53,000 for write-downs of a building and equipment, a credit of $130,000 for sales proceeds received on equipment with no carrying value, and a credit of $461,000 for employee termination benefits. Of this total charge, $291,000 was recorded in cost of sales, $30,000 was recorded in selling, general, and administrative expenses, and $43,000 was recorded in restructuring expense. Certain prior year amounts have been conformed to current year presentation. Sales proceeds received on equipment with no carrying value of $307,000 was reclassified from other expense to restructuring expense to conform to current year presentation.


                                                              CULP, INC.
                                       SALES, GROSS PROFIT AND OPERATING INCOME (LOSS) BY SEGMENT
                                     FOR THE SIX MONTHS ENDED OCTOBER 28, 2007 AND OCTOBER 29, 2006

                                                        (Amounts in thousands)

                                                                SIX MONTHS ENDED (UNAUDITED)
                                        ----------------------------------------------------------------------------

                                                 Amounts                               Percent of Total Sales
                                        --------------------------                ----------------------------------
                                        October 28,    October 29,     % Over      October 28,        October 29,
Net Sales by Segment                        2007          2006         (Under)        2007               2006
--------------------------------------- ------------   -----------   -----------  --------------  ------------------

Mattress Fabrics                       $      72,546        45,339        60.0%       56.0%               37.3%
Upholstery Fabrics                            57,020        76,286      (25.3)%       44.0%               62.7%
                                        ------------   -----------   -----------  --------------  ------------------

     Net Sales                         $     129,566       121,625         6.5%      100.0%              100.0%
                                        ============   ===========   ===========  ==============  ==================


Gross Profit by Segment                                                                 Gross Profit Margin
---------------------------------------                                           --------------  ------------------

Mattress Fabrics                       $      11,843         7,665        54.5%       16.3%               16.9%
Upholstery Fabrics                             6,742         9,423      (28.5)%       11.8%               12.4%
                                        ------------   -----------   -----------  -------------  ------------------
     Subtotal                                 18,585        17,088         8.8%       14.3%               14.0%

Restructuring related charges                (1,107)(1)    (1,037)(4)      6.8%      (0.9)%              (0.9)%
                                        ------------   -----------   -----------  --------------  ------------------

     Gross Profit                      $      17,478        16,051         8.9%       13.5%               13.2%
                                        ============   ===========   ===========  ==============  ==================


Selling, General and Administrative
 expenses by Segment                                                                       Percent of Sales
---------------------------------------                                           ----------------------------------

Mattress Fabrics                       $       4,208         3,337        26.1%        5.8%                7.4%
Upholstery Fabrics                             6,092         7,453      (18.3)%       10.7%                9.8%
Unallocated Corporate expenses                 1,808         2,026      (10.8)%        1.4%                1.7%
                                        ------------   -----------   -----------  --------------  ------------------
     Subtotal                                 12,108        12,816       (5.5)%        9.3%               10.5%

Restructuring related charges                     51(2)         30(5)     70.0%        0.0%                0.0%
                                        ------------   -----------   -----------  --------------  ------------------

    Selling, General and Administrative
     expenses                          $      12,159        12,846       (5.3)%        9.4%               10.6%
                                        ============   ===========   ===========  ==============  ==================


Operating Income (loss) by Segment                                                  Operating Income (Loss) Margin
---------------------------------------                                           ----------------------------------

Mattress Fabrics                       $       7,635         4,328        76.4%       10.5%                9.5%
Upholstery Fabrics                               650         1,970      (67.0)%        1.1%                2.6%
Unallocated corporate expenses               (1,808)       (2,026)      (10.8)%      (1.4)%              (1.7)%
                                        ------------   -----------   -----------  --------------  ------------------
        Subtotal                               6,477         4,272        51.6%        5.0%                3.5%

Restructuring expense and restructuring
 related charges                             (1,506)(3)    (1,533)(6)    (1.8)%      (1.2)%              (1.3)%
                                        ------------   -----------   -----------  --------------  ------------------

     Operating income                  $       4,971         2,739        81.5%        3.8%                2.3%
                                        ============   ===========   ===========  ==============  ==================


Depreciation by Segment
---------------------------------------

Mattress Fabrics                       $       1,795         1,860       (3.5)%
Upholstery Fabrics                             1,097         1,504      (27.1)%
                                        ------------   -----------   -----------
     Subtotal                                  2,892         3,364      (14.0)%
                                        ============   ===========   ===========

Notes:

(1) The $1.1 million represents restructuring related charges of $703,000 for other operating costs associated with closed plant facilities and $404,000 for inventory markdowns.
(2) The $51,000 restructuring related charge represents other operating costs associated with a closed plant facilities.
(3) The $1.5 million represents $754,000 for other operating costs on closed plant facilities, $546,000 for lease termination and other exit costs, $404,000 for inventory markdowns, $388,000 for write-downs of buildings and equipment, $127,000 for asset movement costs, a credit of $315,000 for sales proceeds received on equipment with no carrying value, and a credit of $398,000 for employee termination benefits. Of this total charge, $1.1 million was recorded in cost of sales, $51,000 was recorded in selling, general, and administrative expenses, and $348,000 was recorded in restructuring expense.
(4) The $1.0 million represents restructuring related charges of $798,000 for other operating costs associated with closed plant facilities and $239,000 for inventory markdowns.
(5) The $30,000 represents a restructuring related charge for other operating costs associated with closed plant facilities.
(6) The $1.5 million represents $828,000 for other operating costs on closed plant facilities, $740,000 for asset movement costs, $327,000 for lease termination costs, $239,000 for inventory markdowns, $62,000 for write-downs of buildings and equipment, a credit of $226,000 for employee termination benefits, and a credit of $437,000 for sales proceeds received on equipment with no carrying value. Of this total charge, $1.0 million was recorded in cost of sales, $30,000 was recorded in selling, general, and
     administrative   expenses,  and  $466,000  was  recorded  in  restructuring expense.

Three and Six Months ended October 28, 2007 compared with the Three and Six Months ended October 29, 2006

Overview

For the three months ended October 28, 2007, net sales were $64.3 million, up 9% compared with $59.0 million for the second quarter of fiscal 2007. The company reported net income of $1.6 million, or $0.12 per diluted share, for the second quarter of fiscal 2008. This represents a 91% year over year increase and includes restructuring and related pre-tax charges of $532,000. The company reported net income of $812,000, or $0.07 per diluted share, in the second quarter of fiscal 2007, which included restructuring and related pre-tax charges of $364,000. The effective income tax rate (income taxes as a percentage of income before income taxes) for the six months ended October 28, 2007 was 13.2% compared to 35.1% for the three months ended July 29, 2007. This decrease during the second quarter of fiscal 2008 primarily reflects the projected income tax effects related to the foreign exchange loss on Canadian income taxes (see Note 14 in the Notes to Consolidated Financial Statements)

For the six months ended October 28, 2007, net sales were $129.6 million, up 7% compared with $121.6 million for the six months ended October 29, 2006. The company reported net income of $2.4 million, or $0.19 per diluted share, for the six months ended October 28, 2007. This represents a 154% year over year increase and includes restructuring and related pre-tax charges of $1.5 million. The company reported net income of $946,000, or $0.08 per diluted share for the six months ended October 29, 2006, which included restructuring and related pre-tax charges of $1.5 million. This trend reflects increased profitability in the mattress fabrics segment and lower estimated restructuring and related charges for fiscal 2008 compared to fiscal 2007. The effective income tax rate for the six months ended October 28, 2007 was 13.2% compared to an income tax benefit of 6.5% for the six months ended October 29, 2006. This increase primarily reflects higher taxable income from the company's U.S. operations, offset by the projected income tax effects related to the foreign exchange loss on Canadian income taxes through the second quarter of fiscal 2008 compared to the six month period in fiscal 2007. The income tax benefit of 6.5% as of October 29, 2006, reflected pre-tax losses from the company's U.S. operations due to restructuring activities and lower income tax rates on income from foreign sources.

Restructuring and Related Charges

During the second quarter of fiscal 2008, total restructuring and related charges were $532,000, of which $348,000 related to inventory markdowns, $268,000 for other operating costs associated with closed plant facilities, $179,000 for lease termination and other exit costs, $73,000 for asset movement costs, $27,000 for write-downs of a building and equipment, a credit of $114,000 for proceeds received on equipment with no carrying value, and a credit of $249,000 for employee termination benefits. Of this total charge, $591,000 was recorded in cost of sales, $25,000 was recorded in selling, general, and administrative expense, and a credit of $84,000 was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income. These charges primarily relate to the December 2006 Upholstery Fabrics restructuring plan.

During the second quarter of fiscal 2007, total restructuring and related charges were $364,000, of which $354,000 related to asset movement costs, $333,000 for lease termination and other exit costs, $321,000 for other operating costs associated with closed plant facilities, a credit of $53,000 for write-downs of a building and equipment, a credit of $130,000 for sales proceeds received on equipment with no carrying value, and a credit of $461,000 for employee termination benefits. Of this total charge, $291,000 was recorded in cost of sales, $30,000 was recorded in selling, general, and administrative expense, and $43,000 was recorded in restructuring expense in the 2007 Consolidated Statement of Net Income. These charges primarily relate to the September 2005 Upholstery Fabrics and Fiscal 2005 Upholstery Fabrics restructuring plans.

During the six months ended October 28, 2007, total restructuring and related charges were $1.5 million, of which $754,000 related to other operating costs associated with closed plant facilities, $546,000 for lease termination and other exit costs, $404,000 for inventory markdowns, $388,000 for write-downs of buildings and equipment, $127,000 for asset movement costs, a credit of $315,000 for sales proceeds received on equipment with no carrying value, and a credit of $398,000 for employee termination benefits. Of this total charge, $1.1 million was recorded in cost of sales, $51,000 was recorded in selling, general, and administrative expense, and $348,000 was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income. These charges primarily relate to the December 2006 Upholstery Fabrics restructuring plan.

During the six months ended October 29, 2006, total restructuring and related charges were $1.5 million, of which $828,000 related to other operating costs associated with closed plant facilities, $740,000 for asset movement costs, $327,000 for lease termination costs, $239,000 for inventory markdowns, $62,000 for write-downs of buildings and equipment, a credit of $226,000 for employee termination benefits, and a credit of $437,000 for sales proceeds received on equipment with no carrying value. Of this total charge, $1.0 million was recorded in cost of sales, $30,000 was recorded in selling, general, and administrative expense, and $466,000 was recorded in restructuring expense in the 2007 Consolidated Statement of Net Income. These charges primarily relate to the September 2005 Upholstery Fabrics and Fiscal 2005 Upholstery Fabrics restructuring plans.

Mattress Fabrics Segment

Net Sales -- Mattress fabrics (known as mattress ticking) net sales for the second quarter of fiscal 2008 were $36.0 million, a 53% increase compared to $23.5 million for the second quarter of fiscal 2007. On a unit volume basis, total yards sold for the second quarter of fiscal 2008 increased by 48% compared to the second quarter of fiscal 2007. For the six months ended October 28, 2007, net sales were $72.5 million, a 60% increase compared to $45.3 million for the six months ended October 29, 2006. On a unit volume basis, total yards sold for the six months ended October 28, 2007, increased by 52% compared to the six months ended October 29, 2006. Mattress fabric sales represented 56% of total company sales for both the three-month and six-month periods ending October, 28, 2007. This trend reflects the incremental sales related to the company's acquisition of ITG's mattress fabrics product line and some organic growth.

The average selling price of $2.39 for the second quarter of fiscal 2008 increased 4% over the same period a year ago. The average selling price of $2.41 for the six months ended October 28, 2007, increased 5% over the same period a year ago. This trend reflects a shift in product mix toward more knitted fabrics, which have a higher selling price.

Operating Income -- For the second quarter of fiscal 2008, the mattress fabrics segment reported operating income of $3.9 million, or 10.8% of net sales, compared to $2.5 million, or 10.5% of net sales, for the second quarter of fiscal 2007. For the six months ended October 28, 2007, the mattress fabrics segment reported operating income of $7.6 million, or 10.5% of net sales, compared to $4.3 million, or 9.5% of net sales for the six months ended October 29, 2006. These trends reflect the integration of the additional production and sales from the ITG acquisition, some organic growth, and a shift in product mix toward knitted fabrics, which have a higher average selling price. These results improved despite modestly higher raw material costs and somewhat higher Canadian operating expenses due to the strengthening of the Canadian currency as compared to the same period last year, and transition costs associated with the ITG acquisition of approximately $500,000 in the first quarter of fiscal 2008.

Additionally, selling, general, and administrative expenses were $2.2 million in the second quarter of fiscal 2008 compared with $1.7 million in the second quarter of fiscal 2007, an increase of 29%. However, as a percent to net sales, selling, general, and administrative expenses were 6.0% and 7.1% in the second quarter of fiscal 2008, and 2007, respectively. Selling, general, and administrative expenses were $4.2 million for the six months ended October 28, 2007 compared with $3.3 million for the six months ended October 29, 2006. As a percent to net sales, selling, general, and administrative expenses were 5.8% and 7.4% for the six months ended October 28, 2007 and October 29, 2006, respectively. The lower selling, general, and administrative expense as a percentage of sales primarily reflects the additional sales from the ITG acquisition.

Segment assets -- Segment assets consist of accounts receivable, inventory, property, plant, and equipment, goodwill, and a non-compete agreement associated with the ITG acquisition. As of October 28, 2007, accounts receivable and inventory totaled $33.2 million compared to $32.5 million at April 29, 2007. At April 29, 2007, current assets for this segment also included a credit of future purchases of inventory associated with the ITG acquisition of $527,000. This credit of future purchases of inventory was fully utilized at October 28, 2007. Also as of October 28, 2007, property, plant and equipment totaled $22.3 million compared to $22.8 million at April 29, 2007. Included in property, plant, and equipment are assets located in the U.S. totaling $13.0 million and $12.8 million at October 28, 2007 and April 29, 2007, respectively. The remaining property, plant, and equipment are located in Canada. As of October 28, 2007 and April 29, 2007, the carrying value of the non-compete agreement was $933,000 and $1.1 million, respectively. As of October 28, 2007 and April 29, 2007, the carrying value of the segment's goodwill was $4.1 million.

Upholstery Fabrics Segment

Net Sales -- Upholstery fabric net sales (which includes both fabric and cut and sewn kits) for the second quarter of fiscal 2008 were $28.3 million, a 20% decline compared to $35.5 million in the second quarter of fiscal 2007. On a unit volume basis, total yards sold for the second quarter of fiscal 2008 decreased by 25% compared to the second quarter of fiscal 2007. The average selling price of $4.25 for the second quarter of fiscal 2008 increased 3% from the same period a year ago. Sales of cut and sewn kits increased 87% from the same period a year ago. Upholstery fabric net sales for the six months ended October 28, 2007 were $57.0 million, a 25% decline compared to $76.3 million for the six months ended October 29, 2006. On a unit volume basis, total yards sold for the six months ended October 28, 2007 decreased by 32% compared to the six months ended October 29, 2006. Sales of cut and sewn kits increased 309% from the same period a year ago. The average selling price of $4.23 for the six months ended October 28, 2007 increased 1% from the same period a year ago. Sales of cut and sewn kits were up significantly over the same period a year ago. Upholstery fabrics sales reflect very weak demand industry wide, as well as continued soft demand for U.S. produced upholstery fabrics driven by consumer preference for leather and suede furniture and other imported furniture and fabrics.

Operating Income - Operating income for the second quarter of fiscal 2008 was $201,000 compared with operating income of $393,000 for the second quarter of fiscal 2007. Operating income for the six months ended October 28, 2007 was $650,000 compared with operating income of $2.0 million for the six months ended October 29, 2006. These results reflect the very difficult operating environment for the retail furniture industry. Discretionary consumer spending for furniture continues to be very soft due to a slowing economy, weak housing market and high energy prices. Considering the unfavorable market conditions, the company was able to report a profitable performance in this segment based on a significantly improved cost structure with substantially lower U.S. manufacturing costs.

Additionally, selling, general and administrative expenses for second quarter of fiscal 2008 were down 26% from the second quarter of fiscal 2007. For the six months ended October 28, 2007, selling, general, and administrative expenses were down 18% compared with the six months ended October 29, 2006. This trend of year over year improvement is expected to continue throughout fiscal 2008.

Non-U.S. Produced Sales - Net sales of upholstery fabrics produced outside the company's U.S. manufacturing operations were $16.9 million in the second quarter of fiscal 2008, a decrease of 18% from $20.6 million in the second quarter of fiscal 2007. Net sales of upholstery fabrics produced outside the company's U.S. manufacturing operations were $35.8 million for the six months ended October 28, 2007, a decrease of 19% from $44.1 million for the six months ended October 29, 2006. This decline reflects the overall very weak demand industry wide. Net sales of upholstery fabrics produced outside the company's U.S. manufacturing operations accounted for approximately 60% of upholstery fabric sales for the second quarter of fiscal 2008 compared to 58% for the second quarter of 2007. Net sales of upholstery fabrics produced outside the company's U.S. manufacturing operations accounted for approximately 63% for the six months ended October 28, 2007 compared to 58% for the six months ended October 29, 2006. This trend toward higher non-U.S. produced sales in relation to U.S. produced sales is expected to continue as the company's U.S. customers and U.S. furniture retailers have continued to move an increasing amount of their fabric and furniture purchases to Asia and the company has moved with them and responded with an operation designed to meet their needs.

U.S .Produced Sales - Net sales of U.S. produced upholstery fabrics were $11.4 million in the second quarter of fiscal 2008, a decrease of 24% from $14.9 million in the second quarter of fiscal 2007. Management has continued to take aggressive actions over the past several years to bring U.S. manufacturing costs and capacity in line with current and expected demand trends. As a result of these activities, the company now has only one U.S. manufacturing facility operating in the upholstery fabrics segment. As of October 28, 2007, the carrying value of the company's U.S. based upholstery fabrics fixed assets was $2.8 million.

While management believes it is strategically important to produce some level of upholstery fabric in the U.S. to support its customers' domestic fabric requirements, management remains committed to taking additional steps if necessary to address the low profitability of the company's U.S. operations. The company could experience additional write-downs of its property, plant, and equipment and further restructuring charges in this business if sales and profitability continue to decline and further restructuring actions become necessary.

      Segment Assets -- Segment assets consist of accounts receivable, inventory, assets held for sale, and property, plant, and equipment. As of October 28, 2007, accounts receivable and inventory totaled $31.2 million compared to $37.5 million at April 29, 2007. This decline reflects lower sales and improved working capital management. As of October 28, 2007, assets held for sale totaled $341,000 compared to $2.5 million as of April 29, 2007. The company received sale proceeds of approximately $2.0 million on assets held for sale during the six months ended October 28, 2007. The company expects the assets held for sale as of October 28, 2007 will be sold in the third quarter of fiscal 2008. As of October 28, 2007, property, plant, and equipment totaled $15.5 million compared to $14.9 million at April 29, 2007. The $15.5 million at October 28, 2007, represents property, plant, and equipment located in China of $9.0 million, located in the U.S. of $2.8 million, and various corporate allocations of $3.7 million (primarily related to the corporate headquarters in High Point, NC). The $14.9 million at April 29, 2007, represents property, plant, and equipment located in China of $7.7 million, located in the U.S. of $3.4 million, and various corporate allocations of $3.8 million (primarily related to the corporate headquarters in High Point, NC).

Other Expense Categories

      Selling, General and Administrative Expenses - Selling, general, and administrative expenses (SG&A) were $5.8 million for the second quarter of fiscal 2008 compared with $6.3 million for the second quarter of fiscal 2007, a decrease of 7%. As a percent to net sales, SG&A expenses were 9.1% in the second quarter of fiscal 2008 compared with 10.6% in the second quarter of fiscal 2007. SG&A expenses for the six months ended October 28, 2007 were $12.2 million compared with $12.8 million for the six months ended October 29, 2006, a decrease of 5.3%. As a percent of net sales, SG&A expenses were 9.4% for the six months ended October 28, 2007 and 10.6% for the six months ended October 29, 2006. These trends reflect the company's restructuring efforts associated with its U.S. upholstery fabric operations partially offset by increased SG&A expenses from its mattress fabric segment resulting from increased sales associated with the ITG acquisition.

Under the provisions of SFAS No. 123R, the company recorded $226,000 and $366,000 of compensation expense for stock options within selling, general, and administrative expense for the three-month and six-month periods ended October 28, 2007. The company recorded $155,000 and $287,000 of compensation expense for stock options within selling, general, and administrative expense for the three-month and six-month periods ended October 29, 2006 (see note 2 in the Notes to Consolidated Financial Statements).

Interest Expense (Income) -- Interest expense for the second quarter of fiscal 2008 was $809,000 compared to $938,000 for the second quarter of fiscal 2007. Interest expense for the six months ended October 28, 2007 was $1.6 million compared to $1.9 million for the six months ended October 29, 2006. This trend primarily reflects lower outstanding balances on the company's unsecured term notes. Interest income was $63,000 for the second quarter of fiscal 2008 compared to $51,000 for the second quarter of fiscal 2007. Interest income was $121,000 for the six months ended October 28, 2007 and $97,000 for the six months ended October 29, 2006. This trend reflects higher invested balances in money market funds.

Other Expense - Other expense for the second quarter of fiscal 2008 was $463,000 compared to $31,000 for the second quarter of fiscal 2007. Other expense for the six months ended October 28, 2007 was $695,000 compared to $60,000 for the six months ended October 29, 2006. This trend reflects foreign exchange remeasurement losses primarily related to the decline in value of the U.S. dollar relative to the Canadian dollar which has decreased 11% during the second quarter of fiscal 2008 and 16% during the six months ended October 28, 2007.

Income Taxes - The effective income tax rate (income taxes as a percentage of income before income taxes) for the six months ended October 28, 2007 was 13.2% compared to 35.1% for the three months ended July 29, 2007. This decrease during the second quarter of fiscal 2008 primarily reflects the projected income tax effects the foreign exchange loss on Canadian income taxes (approximately 26%) offset by an increase in unrecognized tax benefits relating to double taxation under applicable tax treaties with foreign tax jurisdictions (approximately 6%).

The effective income tax rate for the six months ended October 28, 2007 was 13.2% compared to an income tax benefit of 6.5% for the six months ended October 29, 2006. This increase primarily reflects higher taxable income from the company's U.S. operations, offset by the projected income tax effects related to the foreign exchange loss on Canadian income taxes through the second quarter of fiscal 2008 compared to the six month period in fiscal 2007. This trend reflects increased profitability in the mattress fabrics segment and lower estimated restructuring and related charges for fiscal 2008 compared to fiscal 2007. The income tax benefit of 6.5% as of October 29, 2006 reflected pre-tax losses from the company's U.S. operations due to restructuring activities and lower income tax rates on income from foreign sources.

The company's income tax expense and effective income tax rate, for the both the three month and six months ended October 28, 2007 and October 29, 2006, were based upon the estimated effective income tax rate applicable for full years after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be impacted over the fiscal year by the mix and timing of actual earnings from the company's U.S. operations and foreign sources versus annual projections and changes in the foreign currency in relation to the U.S. dollar.

In making a judgment about the realization of the deferred tax assets, management has considered both the negative and positive evidence, and concluded that sufficient positive evidence exists to overcome the cumulative losses experienced in recent years. Specifically, management considered the following, among other factors: nature of the company's products; history of positive earnings in the mattress fabrics segment; capital projects in progress to further enhance the company's globally competitive cost structure in the mattress fabrics segment; recent restructuring actions in the U.S. upholstery fabrics business to adjust the U.S. cost structure and bring U.S. manufacturing capacity in line with demand; development of offshore manufacturing and sourcing programs to meet changing demands of upholstery fabric customers in the U.S.; and the incremental sales volume from the purchase of certain assets from ITG related to the mattress fabric product line of ITG's Burlington House Division. Management's analysis of taxable income also included the following considerations: none of the company's net operating loss carryforwards have previously expired unused; the U.S. federal carryforward period is 20 years; and the company's current income tax loss carryforwards principally expire in 16-20 years; fiscal 2022 through 2027. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

U.S. Federal and state net operating loss carryforwards with related future tax benefits on a gross basis were approximately $72.0 million at October 28, 2007.

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

As of October 28, 2007, the company has remaining principal payments on total borrowings of $12.7 million due in fiscal 2008, of which approximately $12.6 million represents the company's unsecured term notes scheduled for payment in March 2008. After the end of the second quarter, we prepaid an additional $4.3 million against the principal payment on our unsecured term notes that is due in March 2008. Originally, this principal payment was $19.8 million. Including the $4.3 million prepayment, the company has now prepaid over the last eight months a total of $11.5 million against the original scheduled amount, which leaves only $8.3 million of this year's principal payment due in March 2008. Currently, the company has sufficient funds available to make the remaining principal payment which is due in March 2008.

Cash and cash equivalents as of October 28, 2007, were $16.8 million compared with $10.2 million as of April 29, 2007. The company's cash position reflects substantial improvement in cash flow from operations of almost $10.0 million, due to increased profitability and significant improvement in working capital management. The company's cash position also reflects $3.2 million in prepayments made on the company's unsecured term notes during the six months ended October 28, 2007, cash outlays for capital expenditures of $3.4 million, proceeds of $2.0 million primarily from assets held for sale, proceeds of approximately $1.4 million from borrowings on the company's line of credit in China, and proceeds from common stock issued in connection with stock option exercises of $405,000.

The company is taking further steps to support its liquidity, including ongoing efforts to improve operating working capital turnover and reduce further selling, general, and administrative expenses in its upholstery fabrics segment. However, the company's cash position may be adversely affected by factors beyond its control, such as weakening industry demand, delays in receipt of payment on accounts receivable and the availability of trade credit.

Working Capital -- Accounts receivable as of October 28, 2007 decreased 22% in comparison to April 29, 2007. Days sales outstanding totaled 32 days at October 28, 2007, compared with 36 days at April 29, 2007 and October 29, 2006, respectively. This improvement primarily reflects the shift in net sales from the upholstery fabrics to the mattress fabrics segment, in which customers associated with the mattress fabrics segment more frequently take advantage of cash discounts, as well as tighter management of accounts receivable. Inventories as of October 28, 2007, decreased 6.6% in comparison to October 29, 2006. This decrease represents a decrease in inventories of 32%, or $10 million for the upholstery fabrics segment, primarily due to lower sales and improved management of working capital. The decrease in inventories associated with the upholstery fabrics segment was mostly offset by an increase of 49%, or $6.9 million, for the mattress fabrics segment, primarily due to increased production and sales from the ITG acquisition. Inventory turns for the second quarter of fiscal 2008 were 5.4 versus 5.2 for the second quarter of fiscal 2007. Operating working capital (comprised of accounts receivable and inventories, less trade accounts payable) was $43.3 million at October 28, 2007, down from $49.2 million at October 29, 2006. Working capital turnover was 5.5 and 5.2 at October 28, 2007 and October 29, 2006, respectively.

Financing Arrangements

Term Notes

The company's unsecured term notes have a fixed interest rate of 8.80% (payable semi-annually in March and September and subject to prepayment provisions each fiscal quarter as defined in the agreement) and are payable over an average remaining term of two years beginning November 2007 through March 2010. The principal payments are required to be paid in annual installments over the next three years as follows: Year 1 - $12.7 million; Year 2 - $7.5 million; and Year 3 - $7.5 million. The company prepaid $2.2 million during the first quarter, $1.0 million in the second quarter, and $4.3 million in November 2007, all of which was scheduled to be due in March 2008.

Real Estate Loan - I

The company has a real estate loan that is secured by a lien on the company's corporate headquarters office located in High Point, NC. This term loan bears interest at the one-month LIBOR plus an adjustable margin (7.52% at October 28, 2007) based on the company's debt/EBITDA ratio, as defined in the agreement and is payable in varying monthly installments through September 2010, with a final payment of $3.3 million in October 2010.

Real Estate Loan - II

The company has a term loan in the amount of $2.5 million in connection with the ITG asset purchase agreement. This term loan is secured by a lien on the company's corporate headquarters office located in High Point, NC and bears interest at the one-month LIBOR plus an adjustable margin (8.13% at October 28, 2007) based on the company's debt/EBITDA ratio, as defined in the agreement. This agreement requires the company to pay interest monthly with the entire principal due on June 30, 2010.

Revolving Credit Agreement - United States

The company has an unsecured credit agreement that provides for a revolving loan commitment of $6.5 million, including letters of credit up to $5.5 million. This agreement expires on December 31, 2007, and bears interest at the one-month LIBOR plus an adjustable margin (7.52% at October 28, 2007) based on the company's debt/EBITDA ratio, as defined in the agreement. As of October 28, 2007, there were $2.3 million in outstanding letters of credit (all of which related to workers compensation) and no borrowings outstanding under the agreement.

Revolving Credit Agreement - China

The company's China subsidiary has an unsecured revolving credit agreement with a bank in China to provide a line of credit available up to approximately $4 million, of which approximately $1 million includes letters of credit. This credit agreement expires on February 1, 2008 and has an annual renewal option. The company borrowed a total of $4.0 million in installments of $1.3 million in February 2007, $1.3 million in March 2007, and $1.4 million in October 2007. Each installment is up for renewal one year from the date of borrowing and the bank is required to provide an advance notice of one year for repayment of each respective installment. Interest is paid on a quarterly basis at a rate determined by the Chinese government (with interest rates ranging from 5.81% to 6.93% at October 28, 2007). As of October 28, 2007, approximately $4.0 million was outstanding under the agreement.

Canadian Government Loan

The company has an agreement with the Canadian government to provide for a term loan that is non-interest bearing and is payable in 48 equal monthly installments commencing December 1, 2009. The proceeds are to partially finance capital expenditures at the company's Rayonese facility located in Quebec, Canada.

Overall

The company's loan agreements require that the company maintain compliance with certain financial ratios. At October 28, 2007, the company was in compliance with these financial covenants.

The principal payment requirements of long-term debt during the next five years are: Year 1 - $12.8 million; Year 2 - $7.8 million; Year 3 - $13.7 million; Year 4 - $208,000; Year 5 - $208,000; and thereafter - $225,000.

Capital Expenditures - Cash outlays for capital expenditures during the six months ended October 28, 2007 were $3.4 million, for the company's China and mattress fabric operations. The company did not utilize any vendor financing for any of its capital expenditures for the six months ending October 28, 2007. The company expects total capital expenditures to be approximately $8.2 million for fiscal 2008, of which $4.6 million represents cash outlays with the remaining $3.6 million to be provided by vendor financing. This $3.6 million is projected to be repaid as follows: Fiscal 2009 - $1.7 million; Fiscal 2010 $1.4 million; and Fiscal 2011 - $500,000. In addition, at October 28, 2007, the company had obligations on vendor-financed capital expenditures from capital projects initiated prior to fiscal 2008 totaling $783,000. This amount is to be repaid over the next two fiscal years as follows: Fiscal 2008 - $71,000 and Fiscal 2009
- $712,000.

The company's current estimate of cash outlays for new capital projects (not provided by vendor-financing) for fiscal 2009 is $2 million to $3 million.

Depreciation for the six months ended October 28, 2007, was $2.9 million and is estimated to be $6.1 million for fiscal 2008. The company expects that the availability of funds from cash flow from operations, vendor financing, and its revolving credit lines will be sufficient to fund its planned capital needs.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under accounting principles generally accepted in the United States and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and is effective for the company in the first quarter of fiscal 2009. The company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its 2009 consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and is effective for the company in the first quarter of fiscal 2009. The company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on its 2009 consolidated financial statements.

Contractual Obligations

Capital Expenditures

At October 28, 2007, the company had commitments to acquire equipment with regards to its mattress fabrics segment for approximately $4.0 million. Of this total commitment of $4.0 million, $3.6 million is to be provided by vendor-financing. This $3.6 million is projected to be repaid as follows: Fiscal 2009 - $1.7 million; Fiscal 2010 $1.4 million; and Fiscal 2011 - $500,000.

At October 28, 2007, the company had obligations on vendor-financed capital expenditures from capital projects initiated prior to fiscal 2008 totaling $783,000. This amount is be repaid over the next two fiscal years as follows:
Fiscal 2008 - $71,000 and Fiscal 2009 - $712,000.

Uncertainty In Income Taxes

As more fully disclosed in Notes 1 and 14 of Notes to the Consolidated Financial Statements, the company adopted FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, on April 30, 2007. At October 28, 2007, the company has recognized $4.3 million of liabilities for unrecognized tax benefits. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, competent authority proceedings, changes in regulatory tax laws, or interpretations of those tax laws, or expiration of statutes of limitation. As of October 28, 2007, the company classified the $4.3 million of liabilities for unrecognized tax benefits as income taxes payable - long-term. While the company cannot reasonably predict the timing of the cash flows associated with its liabilities for unrecognized tax benefits, it believes that no significant cash payments will be made within the next five years due to its federal and state net operating loss carryforwards.

Inflation

The cost of certain of the company's raw materials, principally fibers from petroleum derivatives, and utility/energy costs, increased during the first half of fiscal 2008 as oil and energy prices increased and had an impact on the company's financial results. Any significant increase in the company's raw material costs, utility/energy costs and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited the company's ability to pass significant operating cost increases on to its customers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate (LIBOR) plus an adjustable margin under the company's revolving credit agreement in the United States and its real estate term loans. As of October 28, 2007, there were $6.4 million in borrowings outstanding under the company's real estate term loans and no borrowings under the company's revolving credit agreement in the United States. In connection with the first real estate term loan, the company entered into a $2,170,000 notional principal interest rate swap agreement, which represents 50% of the principal amount on the real estate term loan, and effectively converts the floating rate LIBOR based payments to fixed payments at 4.99% plus the spread calculated under the real estate term loan agreement. The company's unsecured term notes have a fixed interest rate of 8.80% and the Canadian government loan is non-interest bearing. The company's revolving credit agreement associated with its China subsidiary has fixed interest rates ranging from 5.81% to 6.93%. Additionally, $34.5 million on the company's total borrowings of $39.0 million (approximately 88%) are at a fixed rate or non-interest bearing. Thus, any foreseeable change in interest rates would not have a material effect on the company's interest expense.

The company's exposure to fluctuations in foreign currency exchange rates are due to foreign subsidiaries domiciled in China and Canada. These subsidiaries use the United States dollar as their functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with its foreign subsidiaries. A 10% change in the Canadian exchange rate at October 28, 2007, would impact the company's consolidated income before income taxes by approximately $350,000. This impact on the company's consolidated income before income taxes would be offset by approximately $1.0 million for the income tax effects on a 10% change in the Canadian exchange rate on Canadian income taxes. A 10% change in the Chinese exchange rate at October 28, 2007, would not have a significant impact on the company's results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

The company conducted a review and evaluation of its disclosure controls and procedures, under the supervision and with the participation of the company's principal executive officer and principal financial officer as of October 28, 2007, and the principal executive officer and principal financial officer have concluded that the company's disclosure controls and procedures are adequate and effective. In addition, no change in the company's internal control over financial reporting has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Part II - Other Information
---------------------------

Item 1A.  Risk Factors


There have been no material changes to our risk factors during the six months ended October 28, 2007. Our risk factors are disclosed in the company's annual report on Form 10-K filed with the Securities and Exchange Commission on July 19, 2007 for the fiscal year ended April 29, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the company was held in High Point, North Carolina on September 20, 2007. Of the 12,634,526 shares of common stock outstanding on the record date of July 19, 2007, 10,805,358 shares of common stock were present in person or by proxy.

At the Annual Meeting, shareholders voted on:

Proposal 1

Proposal to amend the company's bylaws to reduce the size of the range in number of directors that comprise the Board of Directors, with the number of seats to be determined by the Board.

For            10,642,916

Against           151,066

Abstain            11,376

Proposal 2

Proposal to amend the company's bylaws to declassify the Board of Directors and provide that all directors will be elected by shareholders annually.

For            10,728,133

Against            65,643

Abstain            11,582

Proposal 3

The election of director Kenneth W. McAllister.

Director Nominee           For               Withheld
----------------           ---               --------

Kenneth W. McAllister      10,532,379        272,979

Proposal 4

Proposal to approve the 2007 Equity Incentive Plan

For        6,492,274

Against    2,774,724

Abstain       24,981

Non-Votes  1,513,379

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

On December 11, 2007, the company entered into a Separation Agreement and Waiver of Claims (the "Agreement") with Kenneth M. Ludwig, the company's Senior Vice President, Human Resources, and Corporate Secretary, in connection with Mr. Ludwig's resignation, effective as of December 31, 2007, from his position with the company. The Agreement provides that the company will continue Mr. Ludwig's current salary ($186,625 annually) through June 30, 2009, payable in accordance with the company's standard payroll practices (the "Continuation Period"). Mr. Ludwig will also be entitled to receive a bonus under the company's Management Incentive Plan, after the end of the company's current fiscal year, equal to 66.67% of the bonus amount that he would otherwise have been entitled to receive if he had remained employed with the company through the end of the current fiscal year. During the Continuation Period, Mr. Ludwig will be allowed to continue to participate in certain benefit plans, including continuing to pay the regular employee rate under the company's health benefit plan. Stock options held by Mr. Ludwig will be exercisable until September 28, 2009, subject to the terms of the options and the plans under which they are granted and subject to company policies regarding transactions in company securities. The Agreement also provides that Mr. Ludwig will receive up to eighteen months of outplacement assistance. In addition, the Agreement contains a standard release of claims by Mr. Ludwig in favor of the company. Under the terms of the Agreement, Mr. Ludwig has the right to revoke the Agreement in writing within the seven-day period following the date that the Agreement was executed. The foregoing description of the Agreement is qualified in its entirety by reference to the Agreement, a copy of which is included as Exhibit 10.1 to this quarterly report, and incorporated herein by reference.

Item 6.  Exhibits

    The following exhibits are filed as part of this report.

    3(i)   Articles of Incorporation of the company, as amended, were filed as
           Exhibit 3(i) to the company's Form 10-Q for the quarter ended July 28, 2002, filed September 11, 2002, and are incorporated herein by reference.

    3(ii) Restated and Amended Bylaws of the company, as amended June 12, 2001, were filed as Exhibit 3(ii) to the company's Form 10-Q for the quarter ended July 29, 2001, filed September 12, 2001, and are incorporated herein by reference. Restated and Amended Bylaws of the company, as amended November 12, 2007, were filed as Exhibit 3.1 to the company's Form 8-K filed on November 13, 2007, and are incorporated herein by reference.

    10.1 Separation Agreement and Waiver of Claims between the company and Kenneth M. Ludwig dated as of December 11, 2007.

    10.2 Form of stock option agreement for options granted to non-employee directors pursuant to the 2007 Equity Incentive Plan.

    10.3   Form of change in control and noncompetition agreement.

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


                              CULP, INC.
                             (Registrant)


Date: December 12, 2007     By:/s/ Kenneth R. Bowling
                               -----------------------------------------------
                               Kenneth R. Bowling
                               Vice President and Chief Financial Officer
                               (Authorized to sign on behalf of the
                               registrant and also signing as principal
                               financial officer)


                            By:/s/ Thomas B. Gallagher, Jr.
                               -----------------------------------------------
                               Thomas B. Gallagher, Jr.
                               Corporate Controller
                               (Authorized to sign on behalf of the registrant and also signing as principal accounting officer)

                                  EXHIBIT INDEX


            Exhibit Number                 Exhibit
            --------------                 -------

            10.1 Separation Agreement and Waiver of Claims between the company and Kenneth M. Ludwig dated December 11, 2007.

            10.2 Form of stock option agreement for options granted to non-employee directors pursuant to the 2007 Equity Incentive Plan.

            10.3                    Form   of    change   in    control    and
                                    noncompetition agreement.

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