Form 10-Q
period 2008-01-27
CULP INC
filed 2008-03-12
CIK 723603

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

                 For the quarterly period ended January 27, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer, large accelerated filer, and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one);

Large accelerated filer [ ]     Accelerated filer [ ]  Non-accelerated filer [X]

                          Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practical date:

            Common shares outstanding at January 27, 2008: 12,634,526
                           Par Value: $0.05 per share

================================================================================

                               INDEX TO FORM 10-Q
                      For the period ended January 27, 2008

                                                                                                            Page
                                                                                                            ----

                          Part I - Financial Statements
                          -----------------------------

Item 1.    Unaudited Interim Consolidated Financial Statements:
---------------------------------------------------------------

           Consolidated  Statements  of Net Income  (Loss) -- Three and Nine
            Months Ended January 27, 2008 and January 28, 2007                                                I-1

           Consolidated Balance Sheets -- January 27, 2008, January 28, 2007 and April 29, 2007               I-2

           Consolidated Statements of Cash Flows -- Nine Months Ended January 27, 2008 and January 28, 2007   I-3

           Consolidated Statements of Shareholders' Equity                                                    I-4

           Notes to Consolidated Financial Statements                                                         I-5

           Cautionary Statement Concerning Forward-Looking Information                                       I-27

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations             I-27
------------------------------------------------------------------------------------------------

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                        I-41
---------------------------------------------------------------------

Item 4.    Controls and Procedures                                                                           I-41
----------------------------------

                           Part II - Other Information
                           ---------------------------

Item 1. Legal Proceedings                                                                                    II-1
-------------------------

Item 1A.   Risk Factors                                                                                      II-1
-----------------------

Item 5. Other Information                                                                                    II-1
-------------------------

Item 6. Exhibits                                                                                             II-2
----------------

Signatures                                                                                                   II-3

Item 1. Financial Statements


                                                       CULP, INC.
                                      CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 27, 2008 AND JANUARY 28, 2007
                                                      (UNAUDITED)
                                   (Amounts in Thousands, Except for Per Share Data)


                                                                             THREE MONTHS ENDED
                                                      -----------------------------------------------------------------

                                                               Amounts                            Percent of Sales
                                                      -------------------------              ---------------------------
                                                      January 27,  January 28,    % Over     January 27,   January 28,
                                                         2008         2007        (Under)       2008          2007
                                                      ----------- ------------- -----------  ------------  -------------

Net sales                                            $    60,482 $      55,712        8.6 %       100.0 %        100.0 %
Cost of sales                                             53,706        51,001        5.3 %        88.8 %         91.5 %
                                                      ----------- ------------- ------------ ------------- -------------
 Gross profit                                              6,776         4,711       43.8 %        11.2 %          8.5 %

Selling, general and
  administrative expenses                                  5,117         6,394      (20.0)%         8.5 %         11.5 %
Restructuring expense                                        412         1,275      (67.7)%         0.7 %          2.3 %
                                                      ----------- ------------- ------------ ------------- -------------
 Income (loss) from operations                             1,247        (2,958)     142.2 %         2.1 %         (5.3)%

Interest expense                                             753           952      (20.9)%         1.2 %          1.7 %
Interest income                                              (77)          (50)      54.0 %        (0.1)%         (0.1)%
Other income                                                 (72)         (157)     (54.1)%        (0.1)%         (0.3)%
                                                      ----------- ------------- ------------ ------------- -------------
 Income (loss) before income taxes                           643        (3,703)     117.4 %         1.1 %         (6.6)%

Income taxes *                                              (260)       (1,482)     (82.5)%       (40.4)%         40.0 %
                                                      ----------- ------------- ------------ ------------- -------------
 Net income (loss)                                   $       903 $      (2,221)    (140.7)%         1.5 %         (4.0)%
                                                      =========== ============= ============ ------------- -------------

Net income (loss) per share, basic                   $      0.07 $       (0.19)       N.M.
Net income (loss) per share, diluted                        0.07         (0.19)       N.M.
Average shares outstanding, basic                         12,635        11,773        7.3 %
Average shares outstanding, diluted                       12,738        11,773        8.2 %


                                                                              NINE MONTHS ENDED
                                                      -----------------------------------------------------------------

                                                               Amounts                            Percent of Sales
                                                      -------------------------              ---------------------------
                                                      January 27,  January 28,    % Over     January 27,   January 28,
                                                         2008         2007        (Under)       2008          2007
                                                      ----------- ------------- -----------  ------------  -------------

Net sales                                            $   190,048 $     177,337        7.2 %       100.0 %        100.0 %
Cost of sales                                            165,794       156,575        5.9 %        87.2 %         88.3 %
                                                      ----------- ------------- ------------ ------------- -------------
 Gross profit                                             24,254        20,762       16.8 %        12.8 %         11.7 %

Selling, general and
  administrative expenses                                 17,275        19,240      (10.2)%         9.1 %         10.8 %
Restructuring expense                                        759         1,742      (56.4)%         0.4 %          1.0 %
                                                      ----------- ------------- ------------ ------------- -------------
 Income (loss) from operations                             6,220          (220)       N.M.          3.3 %         (0.1)%

Interest expense                                           2,380         2,841      (16.2)%         1.3 %          1.6 %
Interest income                                             (197)         (147)      34.0 %        (0.1)%         (0.1)%
Other expense (income)                                       625           (98)       N.M.          0.3 %         (0.1)%
                                                      ----------- ------------- -----------  ------------- -------------
 Income (loss) before income taxes                         3,412        (2,816)     221.2 %         1.8 %         (1.6)%

Income taxes *                                               105        (1,540)    (106.8)%         3.1 %         54.7 %
                                                      ----------- ------------- ------------ ------------- -------------
 Net income (loss)                                   $     3,307 $      (1,276)     359.2 %         1.7 %         (0.7)%
                                                      =========== ============= ============ ------------- -------------


Net income (loss) per share, basic                   $      0.26 $       (0.11)       N.M.
Net income (loss) per share, diluted                        0.26         (0.11)       N.M.
Average shares outstanding, basic                         12,617        11,710        7.7 %
Average shares outstanding, diluted                       12,770        11,710        9.1 %

*Percent of sales column for income taxes is calculated as a % of income (loss) before income taxes.

See accompanying notes to consolidated financial statements.


                                                       CULP, INC.
                                              CONSOLIDATED BALANCE SHEETS
                                 JANUARY 27, 2008, JANUARY 28, 2007 AND APRIL 29, 2007
                                                      (UNAUDITED)
                                                 (Amounts in Thousands)


                                                               Amounts                    Increase
                                                   --------------------------------
                                                     January 27,      January 28,        (Decrease)         * April 29,
                                                                                    ---------------------
                                                         2008             2007        Dollars    Percent       2007
                                                   ----------------  -------------- ----------- ---------  -------------

Current assets:
 Cash and cash equivalents                        $          15,500 $        10,675      4,825     45.2 % $       10,169
 Accounts receivable, net                                    23,370          23,755       (385)    (1.6)%         29,290
 Inventories                                                 37,923          42,717     (4,794)   (11.2)%         40,630
 Deferred income taxes                                        5,376           7,120     (1,744)   (24.5)%          5,376
 Assets held for sale                                         4,972           1,231      3,741    303.9 %          2,499
 Income taxes receivable                                        423               -        423    100.0 %              -
 Other current assets                                           995           2,710     (1,715)   (63.3)%          1,824
                                                   ----------------  -------------- ----------- ---------  -------------
             Total current assets                            88,559          88,208        351      0.4 %         89,788

Property, plant and equipment, net                           32,218          40,784     (8,566)   (21.0)%         37,773
Goodwill                                                      4,114           4,114          -      0.0 %          4,114
Deferred income taxes                                        25,993          23,232      2,761     11.9 %         25,683
Other assets                                                  2,442           2,683       (241)    (9.0)%          2,588
                                                   ----------------  -------------- ----------- ---------  -------------

             Total assets                         $         153,326 $       159,021     (5,695)    (3.6)% $      159,946
                                                   ================  ============== =========== =========  =============


Current liabilities:
 Current maturities of long-term debt             $           8,569 $         4,744      3,825     80.6 % $       16,046
 Lines of credit                                              2,783               -      2,783    100.0 %          2,593
 Accounts payable                                            19,036          18,051        985      5.5 %         23,585
 Accrued expenses                                            10,422           7,704      2,718     35.3 %          8,670
 Accrued restructuring                                        1,875           3,490     (1,615)   (46.3)%          3,282
 Income taxes payable - current                                   -           4,136     (4,136)  (100.0)%          4,579
                                                   ----------------  -------------- ----------- ---------  -------------
             Total current liabilities                       42,685          38,125      4,560     12.0 %         58,755

Income taxes payable - long-term                              4,497               -      4,497    100.0 %              -
Long-term debt, less current maturities                      22,026          41,965    (19,939)   (47.5)%         22,114
                                                   ----------------  -------------- ----------- ---------  -------------

             Total liabilities                               69,208          80,090    (10,882)   (13.6)%         80,869

Commitments and Contingencies (Notes 8 and 17)

Shareholders' equity                                         84,118          78,931      5,187      6.6 %         79,077
                                                   ----------------  -------------- ----------- ---------  -------------

             Total liabilities and
             shareholders' equity                 $         153,326 $       159,021     (5,695)    (3.6)% $      159,946
                                                   ================  ============== =========== =========  =============

Shares outstanding                                           12,635          12,555         80      0.6 %         12,569
                                                   ================  ============== =========== =========  =============


* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

                                                       CULP, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED JANUARY 27, 2008 AND JANUARY 28, 2007
                                                      (UNAUDITED)
                                                 (Amounts in Thousands)


                                                                                               NINE MONTHS ENDED
                                                                                       ---------------------------------

                                                                                                    Amounts
                                                                                       ---------------------------------
                                                                                          January 27,      January 28,
                                                                                             2008             2007
                                                                                       ------------------ --------------

Cash flows from operating activities:
 Net income (loss)                                                                    $            3,307         (1,276)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation                                                                                    4,264          5,651
   Amortization of other assets                                                                      280             59
   Stock-based compensation                                                                          520            406
   Excess tax benefit related to stock options exercised                                             (21)             -
   Deferred income taxes                                                                              73         (3,056)
   Loss on impairment of equipment                                                                   256              -
   Restructuring expenses, net of gain on sale of related assets                                     123           (546)
   Changes in assets and liabilities:
    Accounts receivable                                                                            6,140          5,294
    Inventories                                                                                    2,707         (1,270)
    Other current assets                                                                             829            787
    Other assets                                                                                    (128)           (46)
    Accounts payable                                                                              (3,716)        (2,507)
    Accrued expenses                                                                               1,651           (141)
    Accrued restructuring                                                                         (1,483)          (564)
    Income taxes                                                                                      16          1,648
                                                                                       ------------------ --------------
     Net cash provided by operating activities                                                    14,818          4,439
                                                                                       ------------------ --------------

Cash flows from investing activities:
 Capital expenditures                                                                             (4,303)        (2,492)
 Acquisition of assets                                                                                 -         (2,500)
 Proceeds from the sale of buildings and equipment                                                 2,336          3,260
                                                                                       ------------------ --------------
     Net cash used in investing activities                                                        (1,967)        (1,732)
                                                                                       ------------------ --------------

Cash flows from financing activities:
 Net proceeds from lines of credit                                                                   190              -
 Payments on vendor-financed capital expenditures                                                   (571)          (927)
 Payments on long-term debt                                                                       (7,565)        (3,513)
 Proceeds from the issuance of long-term debt                                                          -          2,500
 Proceeds from common stock issued                                                                   405            194
 Excess tax benefit related to stock options exercised                                                21              -
                                                                                       ------------------ --------------
     Net cash used in financing activities                                                        (7,520)        (1,746)
                                                                                       ------------------ --------------

Increase in cash and cash equivalents                                                              5,331            961

Cash and cash equivalents at beginning of period                                                  10,169          9,714
                                                                                       ------------------ --------------

Cash and cash equivalents at end of period                                            $           15,500         10,675
                                                                                       ================== ==============

See accompanying notes to consolidated financial statements.

                                                       CULP, INC.
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                       UNAUDITED
                                       (Dollars in thousands, except share data)






                                                                         Capital             Accumulated
                                                    Common Stock       Contributed               Other         Total
                                               -----------------------  in Excess   Retained Comprehensive Shareholders'
                                                   Shares     Amount   of Par Value Earnings Income (Loss)    Equity
                                               -------------- -------  ------------ -------- ------------- -------------
Balance, April 30, 2006                            11,654,959 $   584       40,350   33,571           18   $     74,523
    Net loss                                                -       -            -   (1,316)           -         (1,316)
    Stock-based compensation                                -       -          525        -            -            525
    Loss on cash flow hedge, net of taxes                   -       -            -        -          (22)           (22)
    Common stock issued in connection
        with acquisition of assets                    798,582      40        5,043        -            -          5,083
    Common stock issued in connection
       with stock option plans                        115,750       5          279        -            -            284
                                               -------------- -------  -----------  -------- ------------  -------------
Balance, April 29, 2007                            12,569,291     629       46,197   32,255           (4)        79,077
    Net income                                              -       -            -    3,307            -          3,307
    Stock-based compensation                                -       -          520        -            -            520
    Loss on cash flow hedge, net of taxes                   -       -            -        -          (59)           (59)
    Excess tax benefit related to stock
       options exercised                                    -       -           21        -            -             21
    Common stock issued in connection
       with stock option plans                         65,235       3          402        -            -            405
    Cumulative effect of adopting FASB
        Interpretation No. 48                               -       -            -      847            -            847
                                               -------------- -------  -----------  -------- ------------  -------------
Balance, January 27, 2008                          12,634,526 $   632       47,140   36,409          (63)  $     84,118
                                               ============== =======  ===========  ======== ============  =============


See accompanying notes to consolidated financial statements.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiaries (the "company") include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. All of these adjustments are of a normal recurring nature except as disclosed in notes 11, 12 and 15 to the consolidated financial statements. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company's annual report on Form 10-K filed with the Securities and Exchange Commission on July 19, 2007 for the fiscal year ended April 29, 2007.

The company's nine months ended January 27, 2008 and January 28, 2007 represent 39 week periods.

Foreign Currency Adjustments

The United States dollar is the functional currency for the company, including its Canadian and Chinese subsidiaries. All foreign currency asset and liability accounts are remeasured into U.S. dollars at exchange rates at the end of each reporting period, except for inventories, and property, plant, and equipment, which are recorded at historical rates. Foreign currency revenues and expenses are remeasured at average exchange rates in effect during each reporting period, except for certain expenses related to balance sheet amounts recorded at historical exchange rates. Exchange gains and losses from remeasurement of foreign currency denominated monetary assets and liabilities are recorded in the other expense (income) line item in the Consolidated Statements of Net Income
(Loss) in the period in which they occur.

The value of the U.S. dollar relative to the Canadian dollar strengthened by 5% for the three-month periods ending January 27, 2008 and January 28, 2007. Foreign currency remeasurement gains for the Canadian subsidiary were $112,000 and $119,000 for the three-month periods ending January 27, 2008 and January 28, 2007, respectively. The Chinese subsidiary had a remeasurement loss of $13,000 for the three-month period ending January 27, 2008, and a remeasurement gain of $100,000 for the three-month period ending January 28, 2007.

The value of the U.S. dollar relative to the Canadian dollar declined 11% and strengthened by 5% for the nine-month periods ending January 27, 2008 and January 28, 2007, respectively. The foreign currency remeasurement loss for the Canadian subsidiary was $389,000 for the nine-month period ending January 27, 2008. The foreign currency remeasurement gain for the Canadian subsidiary was $78,000 for the nine-month period ending January 28, 2007. The Chinese subsidiary had a remeasurement loss of $80,000 for the nine-month period ending January 27, 2008, and a remeasurement gain of $211,000 for the nine-month period ending January 28, 2007.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Accounting for Uncertainty in Income Taxes

During the first quarter of fiscal 2008, the company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) which supplements SFAS No. 109, "Accounting for Income Taxes", by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position to be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of the benefit. With the adoption of FIN 48, entities are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle. The company adopted FIN 48 as of April 30, 2007, and recorded an increase in retained earnings of $847,000 as a cumulative effect of a change in accounting principle. Refer to Note 15 for more information regarding the impact of adopting FIN 48. Adjustments subsequent to initial adoption are reflected within the company's income tax expense.

2.  Stock-Based Compensation

Overview

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

The company recorded $154,000 and $520,000 of compensation expense for stock options within selling, general, and administrative expense for the three-month and nine-month periods ended January 27, 2008. The company recorded $119,000 and $406,000 of compensation expense for stock options within selling, general, and administrative expense for the three-month and nine-month periods ended January 28, 2007.

Prior to the adoption of SFAS No. 123R, the benefit of tax deductions in excess of recognized compensation costs were reported as a reduction of taxes paid within operating cash flow. SFAS No. 123R requires such benefits be recorded as a financing cash flow. For the nine-month period ended January 27, 2008, the company recognized $21,000 of excess tax benefits. There were no excess tax benefits during the nine-month period ended January 28, 2007.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


The remaining unrecognized compensation costs related to unvested awards at January 27, 2008 is $965,000 which is expected to be recognized over a weighted average period of 3.1 years.

Equity Incentive Plans

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

Under the company's prior stock option plans (terminated with the approval of the 2007 Plan) and the 2007 Plan, employees and directors were and may be granted options to purchase shares of common stock at the fair market value on the date of grant. Options granted to employees under these plans generally vest over four to five years and expire five to ten years after the date of grant. Options granted to outside directors under these plans vest immediately on the date of grant and expire ten years after the date of grant. The fair value of each option award was estimated on the date of grant using a Black-Scholes option-pricing model. The fair value of stock options granted to employees at each grant date under the 2002 stock option plan during the nine-month periods ended January 27, 2008 and January 28, 2007 was $4.74 and $2.43 per share using the following assumptions:

-------------------------------------------------------------------------------------------------------------------
                                                                                2008                      2007
-------------------------------------------------------------------------------------------------------------------
Risk-free interest rate                                                     4.92%  - 5.09%                5.03%
Dividend yield                                                                       0.00%                0.00%
Expected volatility                                                        38.59% - 65.74%               67.03%
Expected term (in years)                                                      1.1 -  8.0                  1.6
-------------------------------------------------------------------------------------------------------------------

The fair value of stock options granted to outside directors at each grant date under the 2007 Plan for the nine-month period ended January 27, 2008 and the 2002 stock option plan for the nine-month period ended January 28, 2007 were $7.19 and $3.68 per share using the following assumptions:

-------------------------------------------------------------------------------------------------------------------
                                                                                2008                      2007
-------------------------------------------------------------------------------------------------------------------
Risk-free interest rate                                                           4.56%                      4.57%
Dividend yield                                                                    0.00%                      0.00%
Expected volatility                                                              66.28%                     68.36%
Expected term (in years)                                                           8.0                        6.8
-------------------------------------------------------------------------------------------------------------------

The assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions, actual historical experience, and groups of employees (executives and non-executives) that have similar exercise patterns that are considered separately for valuation purposes. The risk-free interest rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield was calculated based on the company's annual dividend as of the option grant date. The expected volatility was derived using a term structure based on historical volatility and the volatility implied by exchange-traded options on the company's common stock. The expected term of the options is based on the contractual term of the stock options, expected employee exercise and post-vesting employment termination trends.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

The following table summarizes the stock options (vested and unvested) as of January 27, 2008 and option activity during the nine-month period then ended:

-------------------------------------------------------------------------------------------------------------------
                                                             Weighted-            Weighted-
                                                              Average              Average            Aggregate
                                                             Exercise            Contractual          Intrinsic
                                          Shares               Price                Term                Value
-------------------------------------------------------------------------------------------------------------------
Outstanding, April 29, 2007                 926,000         $     7.22
Granted                                     145,500               8.81
Expired/Cancelled                          (199,999)             13.04
Exercised                                   (65,235)              6.10                             $     241,765
-------------------------------------------------------------------------------------------------------------------
Outstanding, January 27, 2008               806,266         $     6.16            3.85 Years       $ 1.3 million
-------------------------------------------------------------------------------------------------------------------

At January 27, 2008, there were 1,194,000 shares available for future grants under the company's 2007 Plan. Outstanding options to purchase 395,393 shares were exercisable and had a weighted average exercise price of $6.30 per share, an aggregate intrinsic value of $564,000 and a weighted average contractual term of 2.63 years.

Stock Option Modifications

On December 12, 2007, the compensation committee of the board of directors approved a modification of the June 25, 2007 stock option grant to change the vesting period from 2 to 5 years from the original date of grant. There were no other changes to the original stock option grant and no inducements were given to the participating employees in exchange for this modification. The option modification agreements were agreed to by all of the participating employees (20 in total) and were effective January 22, 2008 (modification date). No incremental compensation cost was recognized for this modification as the fair value of the revised award was less than the fair value of the original award as of the modification date.

Effective December 31, 2007, an executive officer resigned from the company and agreed to a separation agreement. As part of the separation agreement, the exercise period for vested stock options was extended from 90 days from the date of resignation (terms stated in the original option agreements) to September 28, 2009. The incremental compensation cost recognized from this modification approximated $54,000.

Other Share-Based Arrangements

The company has a stock-based compensation agreement with an individual that requires the company to settle in cash and is indexed by shares of the company's common stock as defined in the agreement. The cash settlement is based on a 30-day average closing price of the company's common stock at the time of payment. At January 27, 2008, this agreement was indexed by approximately 85,000 shares of the company's common stock. The fair value of this agreement is included in accrued expenses and was approximately $608,000 and $870,000 at January 27, 2008 and April 29, 2007, respectively.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.  Accounts Receivable

A summary of accounts receivable follows:

-------------------------------------------------------------------------------------------------------------------
 (dollars in thousands)                                            January 27, 2008              April 29, 2007
-------------------------------------------------------------------------------------------------------------------
Customers                                                            $     24,748                 $    31,192
Allowance for doubtful accounts                                              (843)                     (1,332)
Reserve for returns and allowances and discounts                             (535)                       (570)
-------------------------------------------------------------------------------------------------------------------
                                                                     $     23,370                 $    29,290
-------------------------------------------------------------------------------------------------------------------

A summary of the activity in the allowance for doubtful accounts follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                Nine months ended
(dollars in thousands)                                             January 27, 2008             January 28, 2007
-------------------------------------------------------------------------------------------------------------------
Beginning balance                                                    $     (1,332)                $    (1,049)
(Provision) recovery of bad debt expense                                      320                        (410)
Write-offs, net of recoveries                                                 169                         268
-------------------------------------------------------------------------------------------------------------------
Ending balance                                                       $       (843)                $    (1,191)
-------------------------------------------------------------------------------------------------------------------

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                Nine months ended
(dollars in thousands)                                             January 27, 2008             January 28, 2007
-------------------------------------------------------------------------------------------------------------------
Beginning balance                                                    $       (570)                $      (826)
Provision for returns and allowances
    and discounts                                                          (1,937)                     (1,701)
Discounts taken                                                             1,972                       1,309
-------------------------------------------------------------------------------------------------------------------
Ending balance                                                       $       (535)                $    (1,218)
-------------------------------------------------------------------------------------------------------------------

4.  Inventories

Inventories are carried at the lower of cost or market. Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                             January 27, 2008              April 29, 2007
-------------------------------------------------------------------------------------------------------------------
Raw materials                                                        $      9,835                 $    10,200
Work-in-process                                                             1,573                       1,711
Finished goods                                                             26,515                      28,719
-------------------------------------------------------------------------------------------------------------------
                                                                     $     37,923                 $    40,630
-------------------------------------------------------------------------------------------------------------------

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

5.  Other Assets

A summary of other assets follows:

-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                             January 27, 2008              April 29, 2007
-------------------------------------------------------------------------------------------------------------------
Cash surrender value - life insurance                                $      1,213                 $     1,154
Non-compete agreement, net                                                    861                       1,076
Other                                                                         368                         358
-------------------------------------------------------------------------------------------------------------------
                                                                     $      2,442                 $     2,588
-------------------------------------------------------------------------------------------------------------------

At January 27, 2008 and April 29, 2007, the gross carrying amount of the non-compete agreement was $1.1 million. At January 27, 2008 and April 29, 2007 accumulated amortization for the non-compete agreement was $287,000 and $72,000, respectively. The non-compete agreement will be amortized on a straight-line basis over the four year life of the agreement. Amortization expense for this non-compete agreement for the three-month and nine month periods ended January 27, 2008 were $72,000 and $215,000, respectively. No amortization expense for this non-compete agreement was incurred during the three-month and nine-month periods ended January 28, 2007. The remaining amortization expense for the next four fiscal years follows: FY 2008 - $72,000; FY 2009 - $287,000; FY 2010 -
$287,000; and FY 2011 - $215,000.

6.  Accounts Payable

A summary of accounts payable follows:

-------------------------------------------------------------------------------------------------------------------
 (dollars in thousands)                                            January 27, 2008              April 29, 2007
-------------------------------------------------------------------------------------------------------------------
Accounts payable-trade                                               $     18,312                 $    22,027
Accounts payable-capital expenditures                                         724                       1,558
-------------------------------------------------------------------------------------------------------------------
                                                                     $     19,036                 $    23,585
-------------------------------------------------------------------------------------------------------------------

7.  Accrued Expenses

A summary of accrued expenses follows:

-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                             January 27, 2008              April 29, 2007
-------------------------------------------------------------------------------------------------------------------
Compensation, commissions and related benefits                       $      5,251                 $     4,941
Interest                                                                      766                         314
Accrued rebates                                                             1,921                       1,013
Other                                                                       2,484                       2,402
-------------------------------------------------------------------------------------------------------------------
                                                                     $     10,422                 $     8,670
-------------------------------------------------------------------------------------------------------------------

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


8.  Long-Term Debt and Lines of Credit

A summary of long-term debt and lines of credit follows:

-------------------------------------------------------------------------------------------------------------------
 (dollars in thousands)                                            January 27, 2008              April 29, 2007
-------------------------------------------------------------------------------------------------------------------
Unsecured term notes                                                 $     23,420                 $    30,905
Real estate loan - I                                                        3,882                       4,039
Real estate loan - II                                                       2,500                       2,500
Canadian government loan                                                      793                         716
-------------------------------------------------------------------------------------------------------------------
                                                                           30,595                      38,160
Current maturities of long-term debt                                       (8,569)                    (16,046)
-------------------------------------------------------------------------------------------------------------------
       Long-term debt, less current maturities                       $     22,026                 $    22,114
-------------------------------------------------------------------------------------------------------------------
Lines of credit                                                      $      2,783                 $     2,593
-------------------------------------------------------------------------------------------------------------------
Total borrowings                                                     $     33,378                 $    40,753
-------------------------------------------------------------------------------------------------------------------

Term Notes

The company's unsecured term notes have a fixed interest rate of 8.80% (payable semi-annually in March and September and subject to prepayment provisions each fiscal quarter as defined in the agreement) and are payable over an average remaining term of two years through March 2010. The principal payments are required to be paid in annual installments as follows: March 2008 - $8.3 million; March 2009 - $7.5 million; and March 2010 - $7.5 million. The company prepaid $2.2 million during the first quarter, $1.0 million in the second quarter, and $4.3 million in the third quarter, all of which was scheduled to be due in March 2008.

On February 19, 2008, the company entered into a fourth amendment. This amendment provided greater flexibility by increasing the capital expenditure limit on a cash basis from $4.0 million to $5.0 million for fiscal year 2008 and $4.0 million plus an additional amount as defined in the agreement for any fiscal year thereafter.

Real Estate Loan - I

The company has a real estate loan that is secured by a lien on the company's corporate headquarters office located in High Point, NC. This term loan bears interest at the one-month LIBOR plus an adjustable margin (6.49% at January 27, 2008) based on the company's debt/EBITDA ratio, as defined in the agreement and is payable in varying monthly installments through September 2010, with a final payment of $3.3 million in October 2010.

Real Estate Loan - II

The company has a term loan in the amount of $2.5 million in connection with the ITG asset purchase agreement. This term loan is secured by a lien on the company's corporate headquarters office located in High Point, NC and bears interest at the one-month LIBOR plus an adjustable margin (7.87% at January 27, 2008) based on the company's debt/EBITDA ratio, as defined in the agreement. This agreement requires the company to pay interest monthly with the entire principal due on June 30, 2010.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Revolving Credit Agreement - United States

The company has an unsecured credit agreement that provides for a revolving loan commitment of $6.5 million, including letters of credit up to $5.5 million. This agreement bears interest at the one-month LIBOR plus an adjustable margin (6.49% at January 27, 2008) based on the company's debt/EBITDA ratio, as defined in the agreement. As of January 27, 2008, there were $1.3 million in outstanding letters of credit (all of which related to workers compensation) and no borrowings outstanding under the agreement.

On December 27, 2007, the company entered into a twelfth amendment. This amendment extended the expiration date to December 31, 2008, provided greater flexibility by increasing the capital expenditure limit on a cash basis from $4.0 million to $5.0 million for fiscal year 2008, and amended certain other financial covenants as defined in the agreement.

Revolving Credit Agreement - China

The company's China subsidiary has an unsecured revolving credit agreement with a bank in China to provide a line of credit available up to approximately $5 million, of which approximately $1 million includes letters of credit. The company borrowed a total of $4.0 million in installments of $1.3 million in February 2007, $1.3 million in March 2007, and $1.4 million in October 2007. There were no borrowings in the third quarter of fiscal 2008. Each installment is up for renewal one year from the date of borrowing and the bank is required to provide an advance notice of one year for repayment of each respective installment. The company paid off the $1.3 million February 2007 installment in the third quarter of fiscal 2008. Interest is paid on a quarterly basis at a rate determined by the Chinese government (with interest rates ranging from 6.07% to 6.53% at January 27, 2008). As of January 27, 2008, approximately $2.8 million was outstanding under the agreement.

Canadian Government Loan

The company has an agreement with the Canadian government to provide for a term loan that is non-interest bearing and is payable in 48 equal monthly installments commencing December 1, 2009. The proceeds are to partially finance capital expenditures at the company's Rayonese facility located in Quebec, Canada.

Overall

The company's loan agreements require that the company maintain compliance with certain financial ratios. At January 27, 2008, the company was in compliance with these financial covenants.

The principal payment requirements of long-term debt during the next five years are: Year 1 - $8.6 million; Year 2 - $7.8 million; Year 3 - $13.6 million; Year 4 - $198,000; Year 5 - $198,000; and thereafter - $165,000.

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

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

The company accounts for the interest rate swap as a cash flow hedge whereby the fair value of this contract is reflected in other assets if the contract is in the company's favor or accrued expenses if the contract is in the bank's favor in the accompanying consolidated balance sheets with the offset recorded as accumulated other comprehensive income (loss). The fair value of the interest rate swap at January 27, 2008, was $101,000 in the bank's favor and was immaterial to the company's financial statements at April 29, 2007. The fair value of the interest rate swap agreement was determined by quoted market prices.

10.  Cash Flow Information

Payments for interest and income taxes are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                Nine months ended
(dollars in thousands)                                             January 27, 2008             January 28, 2007
-------------------------------------------------------------------------------------------------------------------
Interest                                                             $      2,026                 $     2,532
Income taxes (received) paid                                                  436                        (156)
-------------------------------------------------------------------------------------------------------------------

The company did not utilize any vendor financing for its capital expenditures for the nine months ended January 27, 2008 and January 28, 2007. Interest costs totaling $98,000 were capitalized for the construction of qualifying fixed assets for the nine-months ended January 27, 2008. No interest costs were capitalized for the nine-months ending January 28, 2007.

11.  Restructuring and Related Charges

The following summarizes the fiscal 2008 activity in the restructuring accrual (dollars in thousands):

-------------------------------------------------------------------------------------------------------------------------
                                                                       Employee
                                                                      Termination      Lease         Lease
                                                        Employee       Benefit     Termination   Termination
                                                       Termination    Payments      and Other     and Other      Balance
                                          Balance,       Benefit    Net of Cobra    Exit Cost     Exit Cost    January 27,
(dollars in thousands)                  April 29, 2007  Adjustments    Premiums     Adjustments    Payments       2008
-------------------------------------------------------------------------------------------------------------------------
December 2006 Upholstery fabrics (1)       $   1,545     $      6    $   (465)      $    474        $  (324)      $ 1,236
September 2005 Upholstery fabrics (2)            258          (34)          3              -            (31)          196
August 2005 Upholstery fabrics (3)                18          (32)         14            100           (100)            -
Fiscal 2005 Upholstery fabrics (4)               154          (87)          5             33            (85)           20
Fiscal 2003 Culp Decorative fabrics (5)        1,307          (13)        (32)             5           (844)          423
-------------------------------------------------------------------------------------------------------------------------
Totals                                   $     3,282     $   (160)   $   (475)      $    612        $(1,384)      $ 1,875 (6)
-------------------------------------------------------------------------------------------------------------------------

(1) The restructuring accrual at January 27, 2008, represents employee termination benefits and lease termination and exit costs of $847 and $389, respectively. The restructuring accrual at April 29, 2007, represents employee termination benefits and lease termination and exit costs of $1,304 and $241, respectively.
(2) The restructuring accrual at January 27, 2008, represents other exit costs of $196. The restructuring accrual at April 29, 2007, represents employee termination benefits and lease termination and exit costs of $31 and $227, respectively.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(3) The restructuring accrual at April 29, 2007, represents employee termination benefits of $18.
(4) The restructuring accrual at January 27, 2008, represents employee termination benefits and lease termination and exit costs of $18 and $2, respectively. The restructuring accrual at April 29, 2007, represents employee termination benefits and lease termination and exit costs of $100 and $54, respectively.
(5) The restructuring accrual at January 27, 2008, represents and lease termination and other exit costs of $423. The restructuring accrual at April 29, 2007, represents employee termination benefits and lease termination and exit costs of $43 and $1,264, respectively.
(6) The company's existing restructuring plans as of January 27, 2008, will be substantially completed by the end of fiscal 2008.

The following summarizes restructuring and related charges incurred for the nine-month period ending January 27, 2008 (dollars in thousands):

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Sales
                          Operating     Lease                                                          Proceeds from
                          Costs on    Termination    Write-Downs                     Asset    Employee    Equipment
                           Closed      and Other     of Buildings   Inventory       Movement  Termination  With No
(dollars in thousands)    Facilities  Exit Costs    and Equipment   Markdowns        Costs     Benefits  Carrying Value   Total
--------------------------------------------------------------------------------------------------------------------------------
December 2006 Upholstery
 fabrics (7)              $     953    $     474        $     482   $     535       $    184   $       6  $    (359)  $   2,275
September 2005 Upholstery
 fabrics (8)                      -            -                -           -              -         (34)         -         (34)
August 2005 Upholstery
 fabrics (9)                      -          100                -           -              -         (32)         -          68
Fiscal 2005 Upholstery
 fabrics (10)                     -           33                -           -              -         (87)         -         (54)
Fiscal 2003 Culp Decorative
 fabrics (11)                    32            5                -           -              -         (13)         -          24
--------------------------------------------------------------------------------------------------------------------------------
Totals                    $     985    $     612        $     482   $     535       $    184   $    (160) $    (359)  $   2,279
--------------------------------------------------------------------------------------------------------------------------------

(7) Of this total charge, $1,423 was recorded in cost of sales, $65 was recorded in selling, general and administrative expense, and $787 was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.
(8) This $34 credit was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.
(9) This $68 charge was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.
(10) This $54 credit was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.
(11) Of this total charge, a credit of $8 was recorded in restructuring expense and a charge of $32 was recorded in cost of sales in the 2008 Consolidated Statement of Net Income.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


The following summarizes restructuring and related charges for the nine-month period ending January 28, 2007. (dollars in thousands):

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Sales
                         Operating    Lease                                                                  Proceeds from
                         Costs on  Termination   Write-Downs                               Asset    Employee    Equipment
                          Closed    and Other    of Buildings    Inventory  Accelerated   Movement Termination  With No
(dollars in thousands)  Facilities Exit Costs    and Equipment   Markdowns  Depreciation   Costs   Benefits   Carrying Value  Total
-----------------------------------------------------------------------------------------------------------------------------------
December 2006 Upholstery
 fabrics (12)             $      -   $      -    $           -   $    2,161 $        665  $      -  $  1,284   $          - $ 4,110
September 2005 Upholstery
 fabrics (13)                  450        273              (40)           -            -       212      (148)          (235)    512
August 2005 Upholstery
 fabrics (14)                  (19)         6              307            -            -        49         2           (491)   (146)
Fiscal 2005 Upholstery
 fabrics (15)                  321        138               67          238            -       653      (143)          (164)  1,110
Fiscal 2003 Culp Decorative
 fabrics (16)                   24        (22)               -            -            -         -         -              -       2
Fiscal 2001 Culp Decorative
 fabrics (17)                   26          -                -            -            -         -        (5)             -      21
-----------------------------------------------------------------------------------------------------------------------------------
Totals                    $    802   $    395    $         334  $     2,399  $       665  $    914   $   990   $       (890) $5,609
-----------------------------------------------------------------------------------------------------------------------------------

(12) Of this total charge, $2,826 was recorded in cost of sales and $1,284 was recorded in restructuring expense in the 2007 Consolidated Statement of Net Loss. This restructuring plan was initiated in the third quarter of fiscal 2007.
(13) Of this total charge, $450 was recorded in cost of sales and $62 was recorded in restructuring expense in the 2007 Consolidated Statement of Net Loss.
(14) Of this total credit, a credit of $19 was recorded in cost of sales, and a credit of $127 was recorded in restructuring expense in the 2007 Consolidated Statement of Net Loss.
(15) Of this total charge, $502 was recorded in cost of sales, $58 was recorded in selling, general, and administrative expenses and $550 was recorded in restructuring expense in the 2007 Consolidated Statement of Net Loss.
(16) Of this total charge, a credit of $22 was recorded in restructuring expense and a charge of $24 was recorded in cost of sales in the 2007 Consolidated Statement of Net Loss.
(17) Of this total charge, $26 was recorded in cost of sales and a credit of $5 was recorded in restructuring expense in the 2007 Consolidated Statement of Net Loss.

The following summarizes restructuring and related charges incurred in the third quarter of fiscal 2008 (dollars in thousands):

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Sales
                                                                                                        Proceeds from
                          Operating       Lease                                                            Equipment
                          Costs on     Termination    Write-Downs                   Asset      Employee     With No
                           Closed       and Other     of Buildings     Inventory   Movement  Termination    Carrying
(dollars in thousands)    Facilities   Exit Costs    and Equipment     Markdowns    Costs      Benefits      Value      Total
--------------------------------------------------------------------------------------------------------------------------------
December 2006 Upholstery
 fabrics (18)              $     211   $       57    $          93    $      131  $       57  $     267   $     (44)  $     772
September 2005 Upholstery
 fabrics (19)                      -            1                -             -           -          -           -           1
August 2005 Upholstery
 fabrics (20)                      -            -                -             -           -         (4)          -          (4)
Fiscal 2005 Upholstery
 fabrics (21)                      -            3                -             -           -        (20)          -         (17)
Fiscal 2003 Culp Decorative
 fabrics (22)                     20            7                -             -           -         (5)          -          22
--------------------------------------------------------------------------------------------------------------------------------
Totals                     $     231  $        68   $           93   $       131  $       57  $     238  $      (44)  $     774
--------------------------------------------------------------------------------------------------------------------------------

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(18) Of this total charge, $329 was recorded in cost of sales, $13 was recorded in selling, general, and administrative expenses, and $430 was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.
(19) This $1 charge was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.
(20) This $4 credit was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.
(21) This $17 credit was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.
(22) Of this total charge, $20 charge was recorded in cost of sales and $2 was recorded in restructuring expense in the 2008 Consolidated
            Statement of Net Income.

The following summarizes restructuring and related charges incurred in the third quarter of fiscal 2007 (dollars in thousands):

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Sales
                         Operating    Lease                                                             Proceeds from
                         Costs on  Termination Write-Downs                            Asset    Employee   Equipment
                          Closed    and Other  of Buildings  Inventory  Accelerated  Movement Termination  With No
(dollars in thousands)  Facilities Exit Costs  and Equipment Markdowns  Depreciation  Costs     Benefits  Carrying Value   Total
----------------------------------------------------------------------------------------------------------------------------------
December 2006 Upholstery
 fabrics (23)             $      -  $      -   $           - $   2,161  $        665 $       - $   1,284  $            -  $  4,110
September 2005 Upholstery
 fabrics (24)                    -        14               -         -             -         3       (37)              -       (20)
August 2005 Upholstery
 fabrics (25)                  (68)        6             272         -             -         -       (21)           (434)     (245)
Fiscal 2005 Upholstery
 fabrics (26)                   36        41               -         -             -       178       (11)            (21)      223
Fiscal 2003 Culp Decorative
 fabrics (27)                    8         -               -         -             -         -         -               -         8
----------------------------------------------------------------------------------------------------------------------------------
Totals                    $    (24) $     61   $         272 $   2,161  $        665 $     181 $   1,215  $         (455) $  4,076
----------------------------------------------------------------------------------------------------------------------------------

(23) Of this total charge, $2,826 was recorded in cost of sales and $1,284 was recorded in restructuring expense in the 2007 Consolidated Statements of Net Loss. This restructuring plan was initiated in the third quarter of fiscal 2007.
(24) This $20 credit was recorded in restructuring expense in the 2007 Consolidated Statement of Net Loss.
(25) Of this total credit, a credit of $68 was recorded in cost of sales and a credit of $177 was recorded in restructuring expense in the 2007 Consolidated Statement of Net Loss.
(26) Of this total charge, $7 was recorded in cost of sales, $28 was recorded in selling, general, and administrative expenses, and $188 was recorded in restructuring expense in the 2007 Consolidated Statement of Net Loss.
(27) This $8 charge was recorded in cost of sales in the 2007 Consolidated Statement of Net Loss.

12.        Assets Held for Sale and Related Impairments

At January 27, 2008, the company had assets held for sale with carrying values totaling $5.0 million. These assets held for sale consist of the company's corporate headquarters and certain equipment related to the mattress fabrics segment with carrying values of $4.8 million and $189,000, respectively. The carrying value of these assets held for sale are presented separately in the 2008 Consolidated Balance Sheet and are no longer being depreciated.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Effective October 29, 2007, the company adopted a plan to sell its corporate headquarters as the company is only utilizing one-half of the available space and with the sale can lower costs and reduce debt. The company expects that the final sale and disposal of the assets will be completed within a year from the date the plan was adopted and the sales proceeds will be used to repay the outstanding $6.4 million mortgage balance. In connection with the plan of disposal, the company determined that the carrying value of their corporate headquarters was less than its fair value. Consequently, no impairment loss was recorded. The Company has entered into a contract dated March 11, 2008 providing for the sale of its headquarters building in High Point, North Carolina to Schwartz Properties, L.L.C., for a purchase price of $7,350,000. The contract also contemplates that the Company would lease the building back from the purchaser for an initial term of five years, at a rental rate of $56,800 per month on a "triple net" basis. The contract is subject to the purchaser's ability to obtain financing and is subject to a 90 day due diligence period, during which the purchaser may inspect the premises, conduct appraisals and other examinations, and during which the purchaser may terminate the contract without penalty. The closing is anticipated to occur during the first quarter of the Company's 2009 fiscal year. Based on the current terms of the contract, any gain realized from the final sale would be amortized over the life of the lease agreement, in accordance with SFAS No. 13, "Accounting for Leases," SFAS No. 28, "Accounting for Sales with Leasebacks (an amendment of SFAS No. 13), SFAS No. 66, "Accounting for Sales of Real Estate," and SFAS No. 98, "Accounting for Leases."

Effective January 2, 2008, the company adopted a plan to sell certain older and existing equipment related to its mattress fabrics segment that is being replaced by newer and more efficient equipment. In connection with the plan of disposal, the company determined that the carrying value of this equipment exceeded its fair value. Consequently, the company recorded an impairment loss of approximately $256,000, which represents the excess of the carrying value of the assets over their values, less cost to sell. This impairment loss of $256,000 was recorded in cost of sales in the 2008 Consolidated Statement of Net Income. The company sold these assets held for sale subsequent to the end of the third quarter of fiscal 2008 for $189,000.

At April 29, 2007, the company had assets held for sale with carrying values totaling $2.5 million. These assets held for sale consisted of buildings and certain equipment to be sold from the closure of the company's Lincolnton, NC and Graham, NC plant facilities. At January 27, 2008, all buildings and equipment classified as held for sale at April 29, 2007 have been sold. The company received sales proceeds totaling $1.9 million and recorded impairment losses of $482,000 in restructuring expense on these assets held sale in fiscal 2008. The carrying value of these assets held for sale are presented separately in the 2007 Consolidated Balance Sheet and were not depreciated in fiscal 2008.

13.  Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income (loss) per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock options calculated using the treasury stock method. Weighted average shares used in the computation of basic and diluted net income
(loss) per share follows:

-------------------------------------------------------------------------------------------------------------------
                                                                               Three months ended
(amounts in thousands)                                             January 27, 2008             January 28, 2007
-------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding, basic                          12,635                      11,773
Effect of dilutive stock options                                              103                           -
-------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding, diluted                        12,738                      11,773
-------------------------------------------------------------------------------------------------------------------

Options to purchase 178,500 and 458,750 shares of common stock were not included in the computation of diluted net income (loss) per share for the three months ended January 27, 2008 and January 28, 2007, respectively, because the exercise price of the options was greater than the average market price of the common shares.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Options to purchase 2,847 shares of common stock were not included in the computation of diluted loss per share for the three months ended January 28, 2007, because the company incurred a net loss for the period.

-------------------------------------------------------------------------------------------------------------------
                                                                                Nine months ended
(amounts in thousands)                                             January 27, 2008             January 28, 2007
-------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding, basic                          12,617                      11,710
Effect of dilutive stock options                                              153                           -
-------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding, diluted                        12,770                      11,710
-------------------------------------------------------------------------------------------------------------------


Options to purchase 28,500 and 452,792 shares of common stock were not included in the computation of diluted net income (loss) per share for the nine months ended January 27, 2008 and January 28, 2007, respectively, because the exercise price of the options was greater than the average market price of the common shares.

Options to purchase 3,168 shares of common stock were not included in the computation of diluted net loss per share for the nine months ended January 28, 2007, because the company incurred a net loss for the period.

14.  Segment Information

The company's operations are classified into two segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures and sells fabrics to bedding manufacturers. The upholstery fabrics segment manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

The company evaluates the operating performance of its segments based upon income (loss) from operations before restructuring and related charges or credits, certain unallocated corporate expenses, and certain other non-recurring items. Unallocated corporate expenses represent primarily compensation and benefits for certain executive officers and all costs related to being a public company. Segment assets include assets used in the operations of each segment and primarily consist of accounts receivable, inventories, and property, plant and equipment. The mattress fabrics segment also includes in segment assets, assets held for sale, goodwill and other current and non-current assets associated with the ITG acquisition. The upholstery fabrics segment also includes assets held for sale in segment assets.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Financial information for the company's operating segments is as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                               Three months ended
(dollars in thousands)                                             January 27, 2008             January 28, 2007
-------------------------------------------------------------------------------------------------------------------
Net sales:
   Mattress Fabrics                                                  $     30,880                 $    24,396
   Upholstery Fabrics                                                      29,602                      31,316
-------------------------------------------------------------------------------------------------------------------
           Total net sales                                           $     60,482                 $    55,712
-------------------------------------------------------------------------------------------------------------------
Gross profit:
   Mattress Fabrics                                                  $      4,200                 $     4,215
   Upholstery Fabrics                                                       3,181                       3,269
-------------------------------------------------------------------------------------------------------------------
           Total segment gross profit                                       7,381                       7,484
   Loss on impairment of equipment                                           (256) (1)                      -
   Restructuring related charges                                             (349) (2)                 (2,773) (4)
-------------------------------------------------------------------------------------------------------------------
           Total gross profit                                        $      6,776                 $     4,711
-------------------------------------------------------------------------------------------------------------------
Selling, general, and administrative expenses:
   Mattress Fabrics                                                  $      1,571                 $     1,706
   Upholstery Fabrics                                                       2,787                       3,765
-------------------------------------------------------------------------------------------------------------------
           Total segment selling, general, and administrative
              expenses                                                      4,358                       5,471
   Unallocated corporate expenses                                             746                         895
   Restructuring related charges                                               13 (2)                      28 (4)
-------------------------------------------------------------------------------------------------------------------
           Total selling, general, and administrative expenses       $      5,117                 $     6,394
-------------------------------------------------------------------------------------------------------------------
Income (loss) from operations:
   Mattress Fabrics                                                  $      2,628                 $     2,509
   Upholstery Fabrics                                                         395                        (496)
-------------------------------------------------------------------------------------------------------------------
           Total segment income from operations                             3,023                       2,013
   Unallocated corporate expenses                                            (746)                       (895)
   Loss on impairment of equipment                                           (256) (1)                      -
   Restructuring and related charges                                         (774) (3)                 (4,076) (5)
-------------------------------------------------------------------------------------------------------------------
           Total income (loss) from operations                              1,247                      (2,958)
                Interest expense                                             (753)                       (952)
                Interest income                                                77                          50
                Other income                                                   72                         157
-------------------------------------------------------------------------------------------------------------------
                      Income (loss) before income taxes              $        643                 $    (3,703)
-------------------------------------------------------------------------------------------------------------------

(1) The $256 represents an impairment loss on older and existing equipment that was sold after January 27, 2008 and is being replaced by newer and more efficient equipment. This impairment loss pertains to the mattress fabrics segment.
(2) The $349 restructuring related charge represents $218 for other operating costs associated with closed plant facilities and $131 for inventory markdowns. The $13 restructuring related charge represents other operating costs associated with closed plant facilities.
(3) The $774 restructuring and related charges represents $238 for employee termination benefits, $231 for other operating costs associated with closed plant facilities, $131 for inventory markdowns, $93 for a write-down of a building, $68 for lease termination and other exit costs, $57 for asset movement costs, and a credit of $44 for sales proceeds received on equipment with no carrying value. Of this total charge, $349 was recorded in cost of sales, $13 was recorded in selling, general, and administrative expenses, and $412 was recorded in restructuring expense. The total $774 restructuring and related charge pertains to the upholstery fabrics segment.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(4) The $2.8 million represents restructuring related charges of $2.2 million for inventory markdowns, $665 for accelerated depreciation, and a credit of $52 for other operating costs associated with closed plant facilities. The $28 restructuring related charge represents other operating costs associated with closed plant facilities.
(5) The $4.1 million restructuring and related charges represents $2.2 million for inventory markdowns, $1.2 million for employee termination benefits, $665 for accelerated depreciation, $272 for write-downs of equipment, $181 for asset movement costs, $61 for lease termination and other exit costs, a credit of $24 for other operating costs associated with closed plant facilities, and a credit of $455 for sales proceeds received on equipment with no carrying value. Of this total charge, $2.8 million was recorded in cost of sales, $28 was recorded in selling, general, and administrative expenses, and $1.3 million was recorded in restructuring expense. The total $4.1 million restructuring and related charge pertains to the upholstery fabrics segment.

-------------------------------------------------------------------------------------------------------------------
                                                                                Nine months ended
(dollars in thousands)                                             January 27, 2008             January 28, 2007
-------------------------------------------------------------------------------------------------------------------
Net sales:
   Mattress Fabrics                                                  $    103,426                 $    69,734
   Upholstery Fabrics                                                      86,622                     107,603
-------------------------------------------------------------------------------------------------------------------
           Total net sales                                           $    190,048                 $   177,337
-------------------------------------------------------------------------------------------------------------------
Gross profit:
   Mattress Fabrics                                                  $     16,043                 $    11,880
   Upholstery Fabrics                                                       9,922                      12,691
-------------------------------------------------------------------------------------------------------------------
           Total segment gross profit                                      25,965                      24,571
   Loss on impairment of equipment                                           (256) (1)                      -
   Restructuring related charges                                           (1,455) (6)                 (3,809) (8)
-------------------------------------------------------------------------------------------------------------------
           Total gross profit                                        $     24,254                 $    20,762
-------------------------------------------------------------------------------------------------------------------
Selling, general, and administrative expenses:
   Mattress Fabrics                                                  $      5,779                 $     5,043
   Upholstery Fabrics                                                       8,877                      11,219
-------------------------------------------------------------------------------------------------------------------
           Total segment selling, general, and
              administrative expenses                                      14,656                      16,262
   Unallocated corporate expenses                                           2,554                       2,920
   Restructuring related charges                                               65 (6)                      58 (8)
-------------------------------------------------------------------------------------------------------------------
           Total selling, general, and administrative expenses       $     17,275                 $    19,240
-------------------------------------------------------------------------------------------------------------------

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Income (loss) from operations:
   Mattress Fabrics                                                  $     10,264                 $     6,837
   Upholstery Fabrics                                                       1,045                       1,472
-------------------------------------------------------------------------------------------------------------------
           Total segment income from operations                            11,309                       8,309
   Unallocated corporate expenses                                          (2,554)                     (2,920)
   Loss on impairment of equipment                                           (256) (1)                      -
   Restructuring and related charges                                       (2,279) (7)                 (5,609) (9)
-------------------------------------------------------------------------------------------------------------------
           Total income (loss) from operations                              6,220                        (220)
                   Interest expense                                        (2,380)                     (2,841)
                   Interest income                                            197                         147
                   Other expense (income)                                    (625)                         98
                     Income (loss) before income taxes               $      3,412                 $    (2,816)
-------------------------------------------------------------------------------------------------------------------

(6) The $1.4 million restructuring related charge represents $920 for other operating costs associated with closed plant facilities and $535 for inventory markdowns. The $65 restructuring related charge represents other operating costs associated with closed plant facilities.
(7) The $2.3 million restructuring and related charge represents $985 for other operating costs associated with closed plant facilities, $612 for lease termination and other exit costs, $535 for inventory markdowns, $482 for write-downs of buildings and equipment, $184 for asset movement costs, a credit of $160 for employee termination benefits, and a credit of $359 for sales proceeds received on equipment with no carrying value. Of this total charge, $1.4 million was recorded in cost of sales, $65 was recorded in selling, general, and administrative expenses, and $759 was recorded in restructuring expense. The total $2.3 million restructuring and related charge pertains to the upholstery fabrics segment.
(8) The $3.8 million represents restructuring related charges of $2.3 million for inventory markdowns, $744 for other operating costs associated with the closed plant facilities, and $665 for accelerated depreciation. The $58 restructuring related charge represents other operating costs associated with closed plant facilities.
(9) The $5.6 million represents restructuring and related charges of $2.3 million for inventory markdowns, $990 for employee termination benefits, $914 for asset movement costs, $802 for other operating costs associated with closed plant facilities, $665 for accelerated depreciation, $395 for lease termination and other exit costs, $334 for write-downs of buildings and equipment, and a credit of $890 for sales proceeds received on equipment with no carrying value. Of this total charge, $3.8 million was recorded in cost of sales, $58 was recorded in selling, general, and administrative expenses, and $1.7 million was recorded in restructuring expense. The total $5.6 million restructuring and related charge pertains to the upholstery fabrics segment.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Balance sheet information for the company's operating segments follow:

-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                             January 27, 2008              April 29, 2007
-------------------------------------------------------------------------------------------------------------------
Segment assets:
   Mattress Fabrics
      Current assets (10)                                            $     27,574                 $    32,990
      Assets held for sale                                                    189                           -
      Non-compete agreement, net                                              861                       1,076
      Goodwill                                                              4,114                       4,114
      Property, plant and equipment (11)                                   19,763                      22,849
-------------------------------------------------------------------------------------------------------------------
           Total mattress fabrics assets                                   52,501                      61,029
-------------------------------------------------------------------------------------------------------------------
   Upholstery Fabrics
      Current assets (12)                                                  33,719                      37,457
      Assets held for sale                                                      -                       2,499
      Property, plant and equipment (13)                                   12,415                      14,880
-------------------------------------------------------------------------------------------------------------------
           Total upholstery fabrics assets                                 46,134                      54,836
-------------------------------------------------------------------------------------------------------------------
           Total segment assets                                            98,635                     115,865
Non-segment assets:
   Cash and cash equivalents                                               15,500                      10,169
   Assets held for sale                                                     4,783                           -
   Deferred income taxes                                                   31,369                      31,059
   Other current assets                                                       995                       1,297
   Income taxes receivable                                                    423                           -
   Property, plant and equipment                                               40                          44
   Other assets                                                             1,581                       1,512
-------------------------------------------------------------------------------------------------------------------
           Total assets                                              $    153,326                 $   159,946
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                                                Nine months ended
(dollars in thousands)                                             January 27, 2008             January 28, 2007
-------------------------------------------------------------------------------------------------------------------
Capital expenditures:
   Mattress Fabrics                                                  $      1,680                 $       132
   Upholstery Fabrics                                                       2,361                       2,497
-------------------------------------------------------------------------------------------------------------------
           Total capital expenditures                                $      4,041                 $     2,629
-------------------------------------------------------------------------------------------------------------------
Depreciation expense:
   Mattress Fabrics                                                  $      2,668                 $     2,771
   Upholstery Fabrics                                                       1,596                       2,215
-------------------------------------------------------------------------------------------------------------------
           Total segment depreciation expense                               4,264                       4,986
   Accelerated depreciation                                                     -                         665
                                                                     $      4,264                 $     5,651
-------------------------------------------------------------------------------------------------------------------

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(10) Current assets represent accounts receivable and inventory. At April 29, 2007 current assets also included a credit of future purchases of inventory associated with the ITG acquisition of $527,000. This credit of future purchases of inventory was fully utilized at January 27, 2008.
(11) The $19.8 million at January 27, 2008, represents property, plant and equipment located in the U.S. of $10.2 million, located in Canada at $9.4 million, and various corporate allocations of $177,000. The $22.8 million at April 29, 2007, represents property, plant and equipment located in the U.S. of $10.9 million, located in Canada at $10.0 million, and various corporate allocations of $1.9 million. The corporate allocation of $1.9 million at April 29, 2007 primarily related to the corporate headquarters which is classified in assets held for sale at January 27, 2008.
(12) Current assets represent accounts receivable and inventory for the respective segment.
(13) The $12.4 million at January 27, 2008, represents property, plant and equipment located in China of $9.2 million, located in the U.S. of $2.7 million, and various corporate allocations of $532,000. The $14.9 million at April 29, 2007, represents property, plant and equipment located in China of $7.7 million, located in the U.S. of $3.4 million, and various corporate allocations of $3.8 million. The corporate allocation of $3.8 million at April 29, 2007 primarily related to the company's corporate headquarters which is classified in assets held for sale at January 27, 2008.

15.  Income Taxes

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

Upon adoption of FIN 48 as of April 30, 2007, the company had approximately $3.4 million of total gross unrecognized tax benefits, of which $3.1 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At January 27, 2008, the company had approximately $4.5 million of total gross unrecognized tax benefits, of which $4.2 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. The total gross unrecognized tax benefits of $4.5 million as of January 27, 2008, are classified as income taxes payable - long-term in the accompanying consolidated balance sheets.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

The company has elected to classify interest and penalties, accrued as required by FIN 48, as part of income tax expense. Upon adoption of FIN 48 as of April 30, 2007 and at January 27, 2008, the gross amount of interest and penalties due to unrecognized tax benefits was $98,000 and $88,000, respectively. We anticipate that the amount of unrecognized tax benefits will increase by approximately $1.4 million by the end of the fiscal year. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions. United States federal and state tax returns filed by the company remain subject to examination for tax years 2002 and subsequent due to loss carryforwards. Canadian federal and provincial returns remain subject to examination of tax years 2003 and subsequent.

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

U.S. Federal and state net operating loss carryforwards with related future tax benefits on a gross basis were approximately $72.0 million at January 27, 2008.

Effective Income Tax Rate

The effective income rate (income taxes as a percentage of income before income taxes) for the nine month period ended January 27, 2008, was 3.1% compared to an income tax benefit of 54.7% for the nine month period ended January 28, 2007. This effective income tax rate of 3.1% primarily reflects higher taxable income from the company's U.S. operations in fiscal 2008 compared to fiscal 2007, offset by the projected income tax effects related to the fiscal 2008 foreign exchange loss on Canadian income taxes, and an income tax refund of $470,000 in the third quarter of fiscal 2008 related to income tax incentives in China. This higher taxable income from the company's U.S. operations reflects increased profitability in the mattress fabrics segment and lower estimated restructuring and related charges for fiscal 2008 compared to fiscal 2007. The income tax benefit of 54.7% for the nine month period ended January 28, 2007, primarily reflected pre-tax losses from the company's U.S. operations due to restructuring activities and lower income tax rates on income from foreign sources.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

The company's income tax expense and effective income tax rate for the nine month periods ended January 27, 2008 and January 28, 2007, were based upon the estimated effective income tax rate applicable for the full years after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be impacted over the fiscal year by the mix and timing of actual earnings from the company's U.S. operations and foreign sources versus annual projections and changes in the foreign currency in relation to the U.S. dollar.

16.  Statutory Reserves

The company's subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People's Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company's registered capital.

The transfer to this reserve must be made before distribution of any dividend to shareholders. As of January 27, 2008, the company's statutory surplus reserve was $1.1 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

17.  Commitments and Contingencies

At January 27, 2008, the company had commitments to acquire equipment with regards to its mattress fabrics segment for approximately $4.0 million.


A lawsuit was filed against the Company and other defendants (Chromatex, Inc., Rossville Industries, Inc., Rossville Companies, Inc. and Rossville Investments, Inc.) on February 5, 2008 in the United States District Court for the Middle District of Pennsylvania. The plaintiffs are Alan Shulman, Stanley Siegel, Ruth Cherenson as Personal Representative of the Estate of Alan Cherenson, and Adrienne Rolla and M.F. Rolla as Executors of the Estate of Joseph Byrnes. The plaintiffs were partners in a general partnership that formerly owned a manufacturing plant in West Hazleton, Pennsylvania (the "Site"). Approximately two years after this general partnership sold the Site to defendants Chromatex, Inc. and Rossville Industries, Inc. the Company leased and operated the Site as part of the Company's Rossville/Chromatex division. The lawsuit involves court judgments that have been entered against the plaintiffs and against defendant Chromatex, Inc., requiring them to pay costs incurred by the United States Environmental Protection Agency ("USEPA") responding to environmental contamination at the Site, in amounts totaling approximately $8.6 million. Neither USEPA nor any other governmental authority has asserted any claim against the Company on account of these matters. The plaintiffs seek contribution from the Company and the other defendants and a declaration that the Company and the other defendants are responsible for environmental response costs under environmental laws and certain agreements. The Company does not believe it has any liability for the matters described in this litigation and intends to defend itself vigorously. In addition, the Company has an indemnification agreement with certain other defendants in the litigation pursuant to which the other defendants agreed to indemnify the Company for any damages it incurs as a result of the environmental matters that are the subject of this litigation and consequently no reserve has been recorded.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

18.  Recently Issued Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations." SFAS No. 141 requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008. This statement is effective for the company in fiscal 2010 and is not expected to have a material effect on our consolidated financial statements to the extent that we do not enter into business combinations subsequent to adoption.

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain statements that may be deemed "forward-looking statements" within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934). Such statements are inherently subject to risks and uncertainties. Further, forward looking statements are intended to speak only as of the date on which they are made. Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as "expect," "believe," "estimate," "plan" and "project" and their derivatives, and include but are not limited to statements about expectations for the company's future operations or success, sales, gross profit margins, operating income, SG&A or other expenses, and earnings, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, increases in utility and energy costs, and general economic conditions. Decreases in these economic indicators could have a negative effect on the company's business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely. In addition, changes in consumer preferences for various categories of furniture and bedding coverings, as well as changes in costs to produce such products (including import duties and quotas or other import costs) can have a significant effect on demand for the company's products. Changes in the value of the U.S. dollar versus other currencies can affect the company's financial results because a significant portion of the company's operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make the company's products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on the company's sales of products produced in those countries. Further, economic and political instability in international areas could affect the company's operations or sources of goods in those areas, as well as demand for the company's products in international markets. Finally, unanticipated delays or costs in executing restructuring actions could cause the cumulative effect of restructuring actions to fail to meet the objectives set forth by management. Further information about these factors, as well as other factors that could affect the company's future operations or financial results and the matters discussed in forward-looking statements are included in Item 1A "Risk Factors" section in the company's Form 10-K filed with the Securities and Exchange Commission on July 19, 2007 for the fiscal year ended April 29, 2007.


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
----------------------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

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

The company evaluates the operating performance of its segments based upon income (loss) from operations before restructuring and related charges or credits, certain unallocated corporate expenses, and certain other non-recurring items. Unallocated corporate expenses represent primarily compensation and benefits for certain executive officers and all costs related to being a public company. Segment assets include assets used in operations of each segment and primarily consist of accounts receivable, inventories, and property, plant, and equipment. The mattress fabrics segment also includes in segment assets, assets held for sale, goodwill and other current and non-current assets associated with the ITG acquisition. The upholstery fabrics segment also includes assets held for sale in segment assets.

The following tables set forth the net sales, gross profit, selling, general and administrative expenses and operating income (loss) by segment for the three months and nine months ended January 27, 2008, and January 28, 2007.

                                                     CULP, INC.
                             SALES, GROSS PROFIT AND OPERATING INCOME (LOSS) BY SEGMENT
                          FOR THE THREE MONTHS ENDED JANUARY 27, 2008 AND JANUARY 28, 2007


                                                         (Amounts in thousands)


                                                                   THREE MONTHS ENDED (UNAUDITED)
                                               ----------------------------------------------------------------------

                                                        Amounts                           Percent of Total Sales
                                               --------------------------            --------------------------------
                                               January 27,    January 28,    % Over   January 27,      January 28,
Net Sales by Segment                              2008          2007        (Under)      2008             2007
---------------------------------------------  ------------   -----------   -------- --------------- ----------------

Mattress Fabrics                              $     30,880       24,396       26.6 %          51.1 %           43.8 %
Upholstery Fabrics                                  29,602       31,316       (5.5)%          48.9 %           56.2 %
                                               ------------   -----------   -------- --------------- ----------------

     Net Sales                                $     60,482       55,712        8.6 %         100.0 %          100.0 %
                                               ============   ===========   ======== =============== ================

Gross Profit by Segment                                                                    Gross Profit Margin
-----------------------                                                              --------------------------------

Mattress Fabrics                              $      4,200        4,215       (0.4)%          13.6 %           17.3 %
Upholstery Fabrics                                   3,181        3,269       (2.7)%          10.7 %           10.4 %
                                               ------------   -----------   -------- --------------- ----------------
     Subtotal                                        7,381        7,484       (1.4)%          12.2 %           13.4 %

Loss on impairment of equipment                       (256)(1)        -     (100.0)%          (0.4)%            0.0 %
Restructuring related charges                         (349)(2)   (2,773) (4) (87.4)%          (0.6)%           (5.0)%
                                               ------------   -----------   -------- --------------- ----------------

     Gross Profit                             $      6,776        4,711       43.8 %          11.2 %            8.5 %
                                               ============   ===========   ======== =============== ================

Selling, General and Administrative expenses by Segment                                      Percent of Sales
-----------------------------------------------------------                          --------------------------------

Mattress Fabrics                              $      1,571        1,706       (7.9)%           5.1 %            7.0 %
Upholstery Fabrics                                   2,787        3,765      (26.0)%           9.4 %           12.0 %
Unallocated Corporate expenses                         746          895      (16.6)%           1.2 %            1.6 %
                                               ------------   -----------   -------- --------------- ----------------
                                                     5,104        6,366      (19.8)%           8.4 %           11.4 %

Restructuring related charges                           13 (2)       28  (4) (53.6)%           0.0 %            0.1 %
                                               ------------   -----------   -------- --------------- ----------------

    Selling, General and Administrative
     expenses                                 $      5,117        6,394      (20.0)%           8.5 %           11.5 %
                                               ============   ===========   ======== =============== ================

Operating Income (loss) by Segment                                                   Operating Income (Loss) Margin
---------------------------------------------                                        --------------------------------


Mattress Fabrics                              $      2,628        2,509        4.7 %           8.5 %           10.3 %
Upholstery Fabrics                                     395         (496)     179.6 %           1.3 %           (1.6)%
Unallocated corporate expenses                        (746)        (895)     (16.6)%          (1.2)%           (1.6)%
                                               ------------   -----------   -------- --------------- ----------------
        Subtotal                                     2,277        1,118      103.7 %           3.8 %            2.0 %

Loss on impairment of equipment                       (256)(1)        -     (100.0)%          (0.4)%            0.0 %
Restructuring expense and restructuring related
 charges                                              (774)(3)   (4,076) (5) (81.0)%          (1.3)%           (7.3)%
                                               ------------   -----------   -------- --------------- ----------------

     Operating income (loss)                  $      1,247       (2,958)     142.2 %           2.1 %           (5.3)%
                                               ============   ===========   ======== =============== ================


Depreciation by Segment
---------------------------------------------

Mattress Fabrics                              $        874          912       (4.2)%
Upholstery Fabrics                                     497          710      (30.0)%
                                               ------------   -----------   --------
        Subtotal                                     1,371        1,622      (15.5)%
Accelerated Depreciation                                 -          665     (100.0)%
                                               ------------   -----------   --------
Total Depreciation                                   1,371        2,287      (40.1)%
                                               ============   ===========   ========

Notes:
(1) The $256 represents an impairment loss on older and existing equipment that was sold after January 27, 2008 and is being replaced by newer and more efficient equipment. This impairment loss pertains to the mattress fabrics segment.
(2) The $349 restructuring related charge represents $218 for other operating costs associated with closed plant facilities and $131 for inventory markdowns. The $13 restructuring related charge represents other operating costs associated with closed plant facilities.
(3) The $774 restructuring and related charges represents $238 for employee termination benefits, $231 for other operating costs associated with closed plant facilities, $131 for inventory markdowns, $93 for a write-down of a building, $68 for lease termination and other exit costs, $57 for asset movement costs, and a credit of $44 for sales proceeds received on equipment with no carrying value. Of this total charge, $349 was recorded in cost of sales, $13 was recorded in selling, general, and administrative expenses, and $412 was recorded in restructuring expense. The total $774 restructuring and related charge pertains to the upholstery fabrics segment.
(4) The $2.8 million represents restructuring related charges of $2.2 million for inventory markdowns, $665 for accelerated depreciation, and a credit of $52 for other operating costs associated with closed plant facilities. The
    $28 restructuring related charge represents other operating costs associated with closed plant facilities.
(5) The $4.1 million restructuring and related charges represents $2.2 million for inventory markdowns, $1.2 million for employee termination benefits, $665 for accelerated depreciation, $272 for write-downs of equipment, $181 for asset movement costs, $61 for lease termination and other exit costs, a credit of $24 for other operating costs associated with closed plant facilities, and a credit of $455 for sales proceeds received on equipment with no carrying value. Of this total charge, $2.8 million was recorded in cost of sales, $28 was recorded in selling, general, and administrative expenses and $1.3 million was recorded in restructuring expense. The total $4.1 million restructuring and related charge pertains to the upholstery fabrics segment.

                                                      CULP, INC.
                              SALES, GROSS PROFIT AND OPERATING INCOME (LOSS) BY SEGMENT
                            FOR THE NINE MONTHS ENDED JANUARY 27, 2008 AND JANUARY 28, 2007


                                                          (Amounts in thousands)


                                                                  NINE MONTHS ENDED (UNAUDITED)
                                           ----------------------------------------------------------------------------

                                                      Amounts                              Percent of Total Sales
                                           ------------------------------            ----------------------------------
                                             January 27,     January 28,     % Over    January 27,      January 28,
Net Sales by Segment                             2008           2007        (Under)        2008              2007
-----------------------------------------  ---------------   ------------   -------- ---------------- -----------------

Mattress Fabrics                          $       103,426         69,734      48.3 %           54.4 %            39.3 %
Upholstery Fabrics                                 86,622        107,603     (19.5)%           45.6 %            60.7 %
                                           ---------------   ------------   -------- ---------------- -----------------

     Net Sales                            $       190,048        177,337       7.2 %          100.0 %           100.0 %
                                           ===============   ============   ======== ================ =================

Gross Profit by Segment                                                                     Gross Profit Margin
-----------------------------------------                                            ----------------------------------

Mattress Fabrics                          $        16,043         11,880      35.0 %           15.5 %            17.0 %
Upholstery Fabrics                                  9,922         12,691     (21.8)%           11.5 %            11.8 %
                                           ---------------   ------------   -------- ---------------- -----------------
     Subtotal                                      25,965         24,571       5.7 %           13.7 %            13.9 %

Loss on impairment of equipment                      (256)(1)          -    (100.0)%           (0.1)%             0.0 %
Restructuring related charges                      (1,455)(2)     (3,809)(4) (61.8)%           (0.8)%            (2.1)%
                                           ---------------   ------------   -------- ---------------- -----------------

     Gross Profit                         $        24,254         20,762      16.8 %           12.8 %            11.7 %
                                           ===============   ============   ======== ================ =================

Selling, General and Administrative expenses by Segment                                       Percent of Sales
----------------------------------------------------------                           ----------------------------------

Mattress Fabrics                          $         5,779          5,043      14.6 %            5.6 %             7.2 %
Upholstery Fabrics                                  8,877         11,219     (20.9)%           10.2 %            10.4 %
Unallocated Corporate expenses                      2,554          2,920     (12.5)%            1.3 %             1.6 %
                                           ---------------   ------------   -------- ---------------- -----------------
     Subtotal                                      17,210         19,182     (10.3)%            9.1 %            10.8 %

Restructuring related charges                          65 (2)         58 (4)  12.1 %            0.0 %             0.0 %
                                           ---------------   ------------   -------- ---------------- -----------------

    Selling, General and Administrative
     expenses                             $        17,275         19,240     (10.2)%            9.1 %            10.8 %
                                           ===============   ============   ======== ================ =================

Operating Income (loss) by Segment                                                   Operating Income (Loss) Margin
-----------------------------------------                                            ----------------------------------

Mattress Fabrics                          $        10,264          6,837      50.1 %            9.9 %             9.8 %
Upholstery Fabrics                                  1,045          1,472     (29.0)%            1.2 %             1.4 %
Unallocated corporate expenses                     (2,554)        (2,920)    (12.5)%           (1.3)%            (1.6)%
                                           ---------------   ------------   -------- ---------------- -----------------
        Subtotal                                    8,755          5,389      62.5 %            4.6 %             3.0 %

Loss on impairment of equipment                      (256)(1)          -    (100.0)%           (0.1)%             0.0 %
Restructuring expense and restructuring
 related charges                                   (2,279)(3)     (5,609)(5) (59.4)%           (1.2)%            (3.2)%
                                           ---------------   ------------   -------- ---------------- -----------------

     Operating income (loss)              $         6,220           (220)      N.M.             3.3 %            (0.1)%
                                           ===============   ============   ======== ================ =================

Depreciation by Segment
-----------------------------------------

Mattress Fabrics                          $         2,668          2,771      (3.7)%
Upholstery Fabrics                                  1,596          2,215     (27.9)%
                                           ---------------   ------------   --------
     Subtotal                                       4,264          4,986     (14.5)%
Accelerated Depreciation                                -            665    (100.0)%
                                           ---------------   ------------   --------
Total Depreciation                                  4,264          5,651     (24.5)%
                                           ===============   ============   ========

Notes:
(1) The $256 represents an impairment loss on older and existing equipment that was sold after January 27, 2008 and is being replaced by newer and more efficient equipment. This impairment loss pertains to the mattress fabrics segment.
(2) The $1.4 million restructuring related charge represents $920 for other operating costs associated with closed plant facilities and $535 for inventory markdowns. The $65 restructuring related charge represents other operating costs associated with plant facilities.
(3) The $2.3 million represents $985 for other operating costs associated with closed plant facilities, $612 for lease termination and other exit costs, $535 for inventory markdowns, $482 for write-downs of buildings and equipment, $184 for asset movement costs, a credit of $160 for employee termination benefits, and a credit of $359 for sales proceeds received on equipment with no carrying value. Of this total charge, $1.4 million was recorded in cost of sales, $65 was recorded in selling, general, and administrative expenses, and $759 was recorded in restructuring expense. The total $2.3 million restructuring and related charge pertains to the upholstery fabrics segment.
(4) The $3.8 million represents restructuring related charges of $2.3 million for inventory markdowns, $744 for other operating costs associated with the closed plant facilities, and $665 for accelerated depreciation. The $58 restructuring related charge represents other operating costs associated with closed plant facilities.
(5) The $5.6 million represents restructuring and related charges of $2.3 million for inventory markdowns, $990 for employee termination benefits, $914 for asset movement costs, $802 for other operating costs associated with closed plant facilities, $665 for accelerated deprecation, $395 for lease termination and other exit costs, $334 for write-
    downs of buildings and equipment, and a credit of $890 for sales proceeds received on equipment with no carrying value. Of this total charge, $3.8 million was recorded in cost of sales, $58 was recorded in selling, general, and administrative expenses, and $1.7 million was recorded in restructuring expense. The total $5.6 million restructuring and related charge pertains to the upholstery fabrics segment.

Three and Nine Months ended January 27, 2008 compared with the Three and Nine Months ended January 28, 2007

Overview

For the three months ended January 27, 2008, net sales were $60.5 million, up 9% compared with $55.7 million for the third quarter of fiscal 2007. The company reported net income of $903,000, or $0.07 per diluted share, for the third quarter of fiscal 2008, which included restructuring and related pre-tax charges of $774,000. The company reported a net loss of $2.2 million, or $0.19 per diluted share, for the third quarter of fiscal 2007, which included restructuring and related pre-tax charges of $4.1 million.

For the nine months ended January 27, 2008, net sales were $190.0 million, up 7% compared with $177.3 million for the nine months ended January 28, 2007. The company reported net income of $3.3 million, or $0.26 per diluted share, for the nine months ended January 27, 2008, which included restructuring and related pre-tax charges of $2.3 million. The company reported a net loss of $1.3 million, or $0.11 per diluted share for the nine months ended January 28, 2007, which included restructuring and related pre-tax charges of $5.6 million.

Restructuring and Related Charges

During the third quarter of fiscal 2008, total restructuring and related charges were $774,000, of which $238,000 related to employee termination benefits, $231,000 for other operating costs associated with closed plant facilities, $131,000 for inventory markdowns, $93,000 for a write-down of a building, $68,000 for lease termination and other exit costs, $57,000 for asset movement costs, and a credit of $44,000 for sales proceeds received on equipment with no carrying value. Of this total charge, $349,000 was recorded in cost of sales, $13,000 was recorded in selling, general, and administrative expense, and $412,000 was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income. These charges primarily relate to the December 2006 Upholstery Fabrics restructuring plan.

During the third quarter of fiscal 2007, total restructuring and related charges were $4.1 million, of which $2.2 million related to inventory markdowns, $1.2 million for employee termination benefits, $665,000 for accelerated depreciation, $272,000 for write-downs of equipment, $181,000 for asset movement costs, $61,000 for lease termination and other exit costs, a credit of $24,000 for other operating costs associated with closed plant facilities, and a credit of $455,000 for sales proceeds received on equipment with no carrying value. Of this total charge, $2.8 million was recorded in cost of sales, $28,000 was recorded in selling, general, and administrative expense, and $1.3 million was recorded in restructuring expense in the 2007 Consolidated Statement of Net Loss. These charges primarily relate to the December 2006 Upholstery Fabrics restructuring plan.

During the nine months ended January 27, 2008, total restructuring and related charges were $2.3 million, of which $985,000 related to other operating costs associated with closed plant facilities, $612,000 for lease termination and other exit costs, $535,000 for inventory markdowns, $482,000 for write-downs of buildings and equipment, $184,000 for asset movement costs, a credit of $160,000 for employee termination benefits, and a credit of $359,000 for sales proceeds received on equipment with no carrying value. Of this total charge, $1.4 million was recorded in cost of sales, $65,000 was recorded in selling, general, and administrative expense, and $759,000 was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income. These charges primarily relate to the December 2006 Upholstery Fabrics restructuring plan.

During the nine months ended January 28, 2007, total restructuring and related charges were $5.6 million, of which $2.3 million related to inventory markdowns, $990,000 for employee termination benefits, $914,000 for asset movement costs, $802,000 for other operating costs associated with closed plant facilities, $665,000 for accelerated depreciation, $395,000 for lease termination and other exit costs, $334,000 for write-downs of buildings and equipment, and a credit of $890,000 for sales proceeds received on equipment with no carrying value. Of this total charge, $3.8 million was recorded in cost of sales, $58,000 was recorded in selling, general, and administrative expense, and $1.7 million was recorded in restructuring expense in the 2007 Consolidated Statement of Net Loss. These charges primarily relate to the December 2006, September 2005, and Fiscal 2005 Upholstery Fabrics restructuring plans.

Mattress Fabrics Segment

Net Sales -- Mattress fabrics (known as mattress ticking) net sales for the third quarter of fiscal 2008 were $30.9 million, a 27% increase compared with $24.4 million for the third quarter of fiscal 2007. Mattress fabric sales represented 51% of total company sales for the third quarter of fiscal 2008, compared with 44% for the third quarter of fiscal 2007. On a unit volume basis, total yards sold for the third quarter of fiscal 2008 increased by 21% compared with the third quarter of fiscal 2007. This trend primarily reflects the incremental sales related to the company's acquisition of ITG's mattress fabrics product line in January 2007. The increase in net sales for the third quarter of fiscal 2008 of 27% compared to the third quarter of fiscal 2007 is lower than the previous quarters since the acquisition due to the planned discontinuance of certain ITG products that did not fit the company's business model.

For the nine months ended January 27, 2008, net sales were $103.4 million, a 48% increase compared with $69.7 million for the nine months ended January 28, 2007. On a unit volume basis, total yards sold for the nine months ended January 27, 2008, increased by 42% compared with the nine months ended January 28, 2007. Mattress fabric sales represented 54% of total company sales for the nine-month period ending January 27, 2008, compared with 39% for the nine-month period ending January 28, 2007. These trends primarily reflect the incremental sales related to the company's acquisition of ITG's mattress fabrics product line in January 2007.

The average selling price of $2.42 for the third quarter of fiscal 2008 increased 4% over the same period a year ago. The average selling price of $2.42 for the nine months ended January 27, 2008, increased 5% over the same period a year ago. This trend reflects a shift in product mix toward more knitted fabrics, which have a higher average selling price.

Operating Income -- For the third quarter of fiscal 2008, the mattress fabrics segment reported operating income of $2.6 million, or 9% of net sales, compared to $2.5 million, or 10% of net sales, for the third quarter of fiscal 2007. For the nine months ended January 27, 2008, the mattress fabrics segment reported operating income of $10.3 million, or 10% of net sales, compared to $6.8 million, or 10% of net sales for the nine months ended January 28, 2007. The increase in operating income attributed to the incremental sales related to the company's acquisition of ITG's mattress fabrics product line was offset by higher raw material costs, increased Canadian operating expenses due to the strengthening of the Canadian currency as compared to the same period last year, transition costs associated with the ITG acquisition of approximately $500,000 in the first quarter of fiscal 2008, and the sale of some excess inventory related to the ITG acquisition at reduced margins.

To offset these higher costs, the company has implemented a price increase, effective in March 2008. In addition, the company is making strategic investments to enhance its manufacturing platform and provide additional reactive capacity in mattress fabrics. During the next few months, the company will be implementing a $5 million capital project that includes expansion of the weaving and finishing operations in the Stokesdale, NC facility. This project is expected to be completed during the first quarter of fiscal 2009. This state-of-the-art equipment and additional capacity will allow this segment to operate more efficiently on lower inventories and provide even faster response time to our customers. Additionally, this capital project will more effectively position the company to pursue additional growth opportunities and further extend our leadership position in mattress fabrics.

Selling, general, and administrative expenses as a percentage of net sales were 5.1% in the third quarter of fiscal 2008 compared with 7.0% in the third quarter of fiscal 2007. Selling, general, and administrative expenses were 5.6% and 7.2% for the nine months ended January 27, 2008 and January 28, 2007, respectively. This trend primarily reflects the additional sales from the ITG acquisition.

Segment assets -- Segment assets consist of accounts receivable, inventory, a non-compete agreement associated with the ITG acquisition, goodwill, assets held for sale, and property, plant, and equipment. As of January 27, 2008, accounts receivable and inventory totaled $27.6 million compared with $32.9 million at April 29, 2007. At April 29, 2007, current assets for this segment also included a credit for future purchases of inventory associated with the ITG acquisition of $527,000. This credit for future purchases of inventory was fully utilized at January 27, 2008. As of January 27, 2008 and April 29, 2007, the carrying values of the non-compete agreement were $861,000 and $1.1 million, respectively. As of January 27, 2008 and April 29, 2007, the carrying value of the segment's goodwill was $4.1 million.

As of January 27, 2008, this segment had assets held for sale with carrying values totaling $189,000. The company adopted a plan to sell certain older and existing equipment related to its mattress fabrics segment that is being replaced by newer and more efficient equipment. The company sold these assets held for sale subsequent to third quarter of fiscal 2008 for $189,000.

Also as of January 27, 2008, property, plant and equipment totaled $19.8 million compared with $22.8 million at April 29, 2007. The $19.8 million at January 27, 2008 represents property plant and equipment located in the U.S. of $10.2 million, located in Canada at $9.4 million, and various corporate allocations of $177,000. The $22.8 million at April 29, 2007 represents property, plant, and equipment located in the U.S of $10.9 million, located in Canada at $10.0 million, and various corporate allocations of $1.9 million. The corporate allocation of $1.9 million at April 29, 2007 primarily related to the corporate headquarters which is classified in assets held for sale at January 27, 2008.

Upholstery Fabrics Segment

Net Sales -- Upholstery fabric net sales (which includes both fabric and cut and sewn kits) for the third quarter of fiscal 2008 were $29.6 million, a 6% decline compared with $31.3 million in the third quarter of fiscal 2007. On a unit volume basis, total yards sold for the third quarter of fiscal 2008 decreased by 12% compared with the third quarter of fiscal 2007. Average selling prices of $4.23 increased 5% for the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007. Upholstery fabric net sales for the nine months ended January 27, 2008 were $86.6 million, a 20% decline compared to $107.6 million for the nine months ended January 28, 2007. On a unit volume basis, total yards sold for the nine months ended January 27, 2008 decreased by 26% compared with the nine months ended January 28, 2007. Average selling prices of $4.23 increased 2% for the nine months ended January 27, 2008 compared to the nine months ended January 28, 2007. Upholstery fabric sales reflect very weak demand industry wide, as well as continued soft demand for U.S. produced upholstery fabrics driven by consumer preference for leather and suede furniture and other imported furniture and fabrics.

Operating Income - Operating income for the third quarter of fiscal 2008 was $395,000 compared with an operating loss of $496,000 for the third quarter of fiscal 2007. Operating income for the nine months ended January 27, 2008 was $1.0 million compared with operating income of $1.5 million for the nine months ended January 28, 2007. These results reflect the very difficult operating environment for the retail furniture industry. Discretionary consumer spending for furniture continues to be very soft due to a slowing economy, weak housing market and high energy prices. Considering the unfavorable market conditions, the company was able to report a profitable performance in this segment based on a significantly improved cost structure with its China platform and substantially reduced selling, general, and administrative expenses.

Selling, general and administrative expenses for third quarter of fiscal 2008 were down 26% from the third quarter of fiscal 2007. For the nine months ended January 27, 2008, selling, general, and administrative expenses were down 21% compared with the nine months ended January 28, 2007. This reduction is due to the company's restructuring activities, and this year over year improvement is expected to continue throughout fiscal 2008.

Non-U.S. Produced Sales - Net sales of upholstery fabrics produced outside the company's U.S. manufacturing operations were $20.2 million in the third quarter of fiscal 2008, an increase of 17% from $17.4 million in the third quarter of fiscal 2007. The year over year growth in non-U.S. produced fabrics reverses a trend reflected in the results for the previous two fiscal quarters of 2008. The results reflected in the third quarter of fiscal 2008 represent the company's strategic focus on product development, innovation, and improved supply chain performance. Net sales of upholstery fabrics produced outside the company's U.S. manufacturing operations were $56.0 million for the nine months ended January 27, 2008, a decrease of 9% from $61.5 million for the nine months ended January 28, 2007. This decline reflects the overall very weak demand industry wide.

Net sales of upholstery fabrics produced outside the company's U.S. manufacturing operations accounted for approximately 68% of upholstery fabric sales for the third quarter of fiscal 2008 compared to 55% for the third quarter of fiscal 2007. Net sales of upholstery fabrics produced outside the company's U.S. manufacturing operations accounted for approximately 65% for the nine months ended January 27, 2008 compared to 57% for the nine months ended January 28, 2007. Sales of cut and sewn kits increased 33% for the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007. Sales of cut and sewn kits increased 151% for the nine months ended January 27, 2008 compared with the nine months ended January 28, 2007. This trend toward higher non-U.S. produced sales in relation to U.S. produced sales is expected to continue as the company's U.S. customers and U.S. furniture retailers have continued to move an increasing amount of their fabric and furniture purchases to Asia and the company has moved with them and responded with an operation designed to meet their fabric needs.

U.S .Produced Sales - Net sales of U.S. produced upholstery fabrics were $9.4 million in the third quarter of fiscal 2008, a decrease of 33% from $14.0 million in the third quarter of fiscal 2007. Net sales of U.S. produced upholstery fabrics were $30.6 million for the nine months ending January 27, 2008, a decrease of 34% from $46.1 million for the nine months ending January 28, 2007. As a result of higher costs related to raw materials and lower volume, the company will be implementing a price increase on U.S. produced products during the fourth quarter of fiscal 2008. Management has continued to take aggressive actions over the past several years to bring U.S. manufacturing costs and capacity in line with current and expected demand trends. As a result of these activities, the company now has only one U.S. manufacturing facility operating in the upholstery fabrics segment. As of January 27, 2008, the carrying value of the company's U.S. based upholstery fabrics fixed assets was $2.7 million.

While management believes it is strategically important to produce some level of upholstery fabrics in the U.S. to support its customers' domestic fabric requirements, management remains committed to taking additional steps if necessary to address the low profitability of the company's U.S. upholstery operations. The company could experience additional inventory markdowns, write-downs of its property, plant, and equipment, and further restructuring charges in the U.S. upholstery operations if sales and profitability continue to decline and further restructuring actions become necessary.

Segment Assets -- Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and assets held for sale. As of January 27, 2008, accounts receivable and inventory totaled $33.7 million compared to $37.5 million at April 29, 2007. This decline reflects lower sales and improved working capital management. As of January 27, 2008, property, plant, and equipment totaled $12.4 million compared to $14.9 million at April 29, 2007. The $12.4 million at January 27, 2008, represents property, plant, and equipment located in China of $9.2 million, located in the U.S. of $2.7 million, and various corporate allocations of $532,000. The $14.9 million at April 29, 2007, represents property, plant, and equipment located in China of $7.7 million, located in the U.S. of $3.4 million, and various corporate allocations of $3.8 million. The corporate allocation of $3.8 million at April 29, 2007 primarily related to the company's corporate headquarters which is classified in assets held for sale at January 27, 2008.

At April 29, 2007, the company had assets held for sale with carrying values totaling $2.5 million. These assets held for sale consisted of buildings and certain equipment to be sold from the closure of the company's Lincolnton, NC and Graham, NC plant facilities. At January 27, 2008, all buildings and equipment classified as held for sale at April 29, 2007 have been sold. The company received sales proceeds totaling $1.9 million and recorded impairment losses of $482,000 in restructuring expense on these assets held for sale in fiscal 2008.

Other Expense Categories

Selling, General and Administrative Expenses - Selling, general, and administrative expenses (SG&A) for the company as a whole were $5.1 million for the third quarter of fiscal 2008 compared with $6.4 million for the third quarter of fiscal 2007, a decrease of 20%. As a percent of net sales, SG&A expenses were 8.5% in the third quarter of fiscal 2008 compared with 11.5% in the third quarter of fiscal 2007. SG&A expenses for the nine months ended January 27, 2008 were $17.3 million compared with $19.2 million for the nine months ended January 28, 2007, a decrease of 10%. As a percent of net sales, SG&A expenses were 9.1% for the nine months ended January 27, 2008 and 10.8% for the nine months ended January 28, 2007. These trends primarily reflect the company's restructuring efforts associated with its U.S. upholstery fabric operations, increased mattress fabric sales associated with the ITG acquisition, and a reduction in bad debt expense compared to same period a year ago.

Interest Expense (Income) -- Interest expense for the third quarter of fiscal 2008 was $753,000 compared to $952,000 for the third quarter of fiscal 2007. Interest expense for the nine months ended January 27, 2008 was $2.4 million compared to $2.8 million for the nine months ended January 28, 2007. This trend primarily reflects lower outstanding balances on the company's unsecured term notes. Interest income was $77,000 for the third quarter of fiscal 2008 compared to $50,000 for the third quarter of fiscal 2007. Interest income was $197,000 for the nine months ended January 27, 2008 and $147,000 for the nine months ended January 28, 2007. This trend reflects higher cash and cash equivalent balances, which were invested in money market funds.

Other Expense (Income) - Other income for the third quarter of fiscal 2008 was $72,000 compared with other income of $157,000 for the third quarter of fiscal 2007. Other expense for the nine months ended January 27, 2008 was $625,000 compared to other income of $98,000 for the nine months ended January 28, 2007. Other expense for the nine months ended January 27, 2008 reflects foreign exchange remeasurement losses primarily related to an 11% decline in value of the U.S. dollar relative to the Canadian dollar. Other income for the nine months ended January 28, 2007 reflects foreign exchange remeasurement gains primarily related the U.S. dollar strengthening by 5% relative to the Canadian dollar.

Income Taxes - The effective income tax rate (income taxes as a percentage of income before income taxes) for the nine month period ended January 27, 2008, was 3.1% compared to an income tax benefit of 54.7% for the nine month period ended January 28, 2007. This effective income tax rate of 3.1% primarily reflects higher taxable income from the company's U.S. operations in fiscal 2008 compared to fiscal 2007, offset by the projected income tax effects related to the fiscal 2008 foreign exchange loss on Canadian income taxes, and an income tax refund of $470,000 in the third quarter of fiscal 2008 related to income tax incentives in China. This higher taxable income from the company's U.S. operations reflects increased profitability in the mattress fabrics segment and lower estimated restructuring and related charges for fiscal 2008 compared to fiscal 2007. The income tax benefit of 54.7% for the nine month period ended January 28, 2007, primarily reflected pre-tax losses from the company's U.S. operations due to restructuring activities and lower income tax rates on income from foreign sources.

The company's income tax expense and effective income tax rate, for the nine month periods ended January 27, 2008 and January 28, 2007, were based upon the estimated effective income tax rate applicable for full years after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be impacted over the fiscal year by the mix and timing of actual earnings from the company's U.S. operations and foreign sources versus annual projections and changes in the foreign currency in relation to the U.S. dollar.

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

U.S. federal and state net operating loss carryforwards with related future tax benefits on a gross basis were approximately $72.0 million at January 27, 2008.

Liquidity and Capital Resources

Liquidity - The company's sources of liquidity include cash and cash equivalents, cash flow from operations, assets held for sale, and amounts available under its unsecured revolving credit lines. These sources have been adequate for day-to-day operations. The company believes its sources of liquidity continue to be adequate to meets its current needs.

Cash and cash equivalents as of January 27, 2008, were $15.5 million compared with $10.2 million as of April 29, 2007. The company's cash position reflects improvement in cash flow from operations of $14.8 million for the nine months ended January 27, 2008 compared with $4.4 million for the nine months ended January 28, 2007. This improvement reflects increased profitability and significant improvement in working capital management. The company's cash position also reflects total debt payments of $7.6 million, cash outlays for capital expenditures of $4.3 million, and proceeds of $2.3 million primarily from the sale of buildings and equipment for the nine month period ended January 27, 2008.

The strong cash flow is allowing the company to substantially reduce its total debt during the fiscal year. During the third quarter, the company reduced total borrowings by $5.6 million, which brings the total debt reduction to $7.6 million through the third quarter of fiscal 2008. With the scheduled repayment of $8.3 million on the company's unsecured term notes in March 2008, the company expects to have reduced total debt by almost $16 million by the end of fiscal 2008. Total debt was $33.4 million at January 27, 2008 compared to $46.7 million at January 28, 2007. Currently, the company has sufficient funds available to make the remaining principal payment due in March 2008.

The company is taking further steps to support its liquidity, including ongoing efforts to improve operating working capital turnover, sell certain assets, reduce further selling, general, and administrative expenses in its upholstery fabrics segment, and debt reduction. Effective October 29, 2007, the company adopted a plan to sell its corporate headquarters as the company is only utilizing one-half of the available space and with the sale can lower costs and reduce debt. The carrying value of the company's headquarters is approximately $4.8 million and is recorded in assets held for sale in the 2008 Consolidated Balance Sheet. The company expects that the final sale and disposal of the assets will be completed within a year from the date the plan was adopted and the sales proceeds will be used to repay the outstanding $6.4 million mortgage balance. The Company has entered into a contract dated March 11, 2008 providing for the sale of its headquarters building in High Point, North Carolina to Schwartz Properties, L.L.C., for a purchase price of $7,350,000. The contract also contemplates that the Company would lease the building back from the purchaser for an initial term of five years, at a rental rate of $56,800 per month on a "triple net" basis. The contract is subject to the purchaser's ability to obtain financing and is subject to a 90 day due diligence period, during which the purchaser may inspect the premises, conduct appraisals and other examinations, and during which the purchaser may terminate the contract without penalty. The closing is anticipated to occur during the first quarter of the Company's 2009 fiscal year. Based on the current terms of the contract, any gain realized from the final sale would be amortized over the life of the lease agreement, in accordance with SFAS No. 13, "Accounting for Leases," SFAS No. 28, "Accounting for Sales with Leasebacks (an amendment of SFAS No. 13), SFAS No. 66, "Accounting for Sales of Real Estate," and SFAS No. 98, "Accounting for Leases."

The company's cash position may be adversely affected by factors beyond its control, such as weakening industry demand, delays in receipt of payment on accounts receivable and the availability of trade credit.

Working Capital -- Accounts receivable as of January 27, 2008 decreased 20% in comparison to April 29, 2007. Days sales outstanding totaled 32 days at January 27, 2008, compared with 36 days at April 29, 2007 and January 28, 2007, respectively. This improvement primarily reflects the shift in net sales from the upholstery fabrics to the mattress fabrics segment, in which customers associated with the mattress fabrics segment more frequently take advantage of cash discounts, as well as tighter management of accounts receivable. Inventories as of January 27, 2008, decreased $5 million or 11% in comparison to January 28, 2007. This decrease primarily represents a decrease in inventories in the upholstery fabrics segment primarily due to lower sales and improved inventory management. Inventory turns for the third quarter of fiscal 2008 were
5.6 versus 5.3 for the third quarter of fiscal 2007. Operating working capital (comprised of accounts receivable and inventories, less trade accounts payable) was $42.3 million at January 27, 2008, down from $48.4 million at January 28, 2007. Working capital turnover was 5.8 and 5.2 at January 27, 2008 and January 28, 2007, respectively.

Financing Arrangements

Term Notes

The company's unsecured term notes have a fixed interest rate of 8.80% (payable semi-annually in March and September and subject to prepayment provisions each fiscal quarter as defined in the agreement) and are payable over an average remaining term of two years through March 2010. The principal payments are required to be paid in annual installments as follows: March 2008 - $8.3 million; March 2009 - $7.5 million; and March 2010 - $7.5 million. The company prepaid $2.2 million during the first quarter, $1.0 million in the second quarter, and $4.3 million in the third quarter all of which was scheduled to be due in March 2008.

On February 19, 2008, the company entered into a fourth amendment. This amendment provided greater flexibility by increasing the capital expenditure limit on a cash basis from $4.0 million to $5.0 million for fiscal year 2008 and $4.0 million plus an additional amount as defined in the agreement for any fiscal year thereafter.

Real Estate Loan - I

The company has a real estate loan that is secured by a lien on the company's corporate headquarters office located in High Point, NC. This term loan bears interest at the one-month LIBOR plus an adjustable margin (6.49% at January 27, 2008) based on the company's debt/EBITDA ratio, as defined in the agreement and is payable in varying monthly installments through September 2010, with a final payment of $3.3 million in October 2010.

Real Estate Loan - II

The company has a term loan in the amount of $2.5 million in connection with the ITG asset purchase agreement. This term loan is secured by a lien on the company's corporate headquarters office located in High Point, NC and bears interest at the one-month LIBOR plus an adjustable margin (7.87% at January 27, 2008) based on the company's debt/EBITDA ratio, as defined in the agreement. This agreement requires the company to pay interest monthly with the entire principal due on June 30, 2010.

Revolving Credit Agreement - United States

The company has an unsecured credit agreement that provides for a revolving loan commitment of $6.5 million, including letters of credit up to $5.5 million. This agreement bears interest at the one-month LIBOR plus an adjustable margin (6.49% at January 27, 2008) based on the company's debt/EBITDA ratio, as defined in the agreement. As of January 27, 2008, there were $1.3 million in outstanding letters of credit (all of which related to workers compensation) and no borrowings outstanding under the agreement.

On December 27, 2007, the company entered into a twelfth amendment. This amendment extended the expiration date to December 31, 2008, provided greater flexibility by increasing the capital expenditure limit on a cash basis from $4.0 million to $5.0 million for fiscal year 2008, and amended certain other financial covenants as defined in the agreement.

Revolving Credit Agreement - China

The company's China subsidiary has an unsecured revolving credit agreement with a bank in China to provide a line of credit available up to approximately $5 million, of which approximately $1 million includes letters of credit. The company borrowed a total of $4.0 million in installments of $1.3 million in February 2007, $1.3 million in March 2007, and $1.4 million in October 2007. There were no borrowings in the third quarter of fiscal 2008. Each installment is up for renewal one year from the date of borrowing and the bank is required to provide an advance notice of one year for repayment of each respective installment. The company paid off the $1.3 million February 2007 installment in the third quarter of fiscal 2008. Interest is paid on a quarterly basis at a rate determined by the Chinese government (with interest rates ranging from 6.07% to 6.53% at January 27, 2008). As of January 27, 2008, approximately $2.8 million was outstanding under the agreement.

Canadian Government Loan

The company has an agreement with the Canadian government to provide for a term loan that is non-interest bearing and is payable in 48 equal monthly installments commencing December 1, 2009. The proceeds are to partially finance capital expenditures at the company's Rayonese facility located in Quebec, Canada.

Overall

The company's loan agreements require that the company maintain compliance with certain financial ratios. At January 27, 2008, the company was in compliance with these financial covenants.

The principal payment requirements of long-term debt during the next five years are: Year 1 - $8.6 million; Year 2 - $7.8 million; Year 3 - $13.6 million; Year 4 - $198,000; Year 5 - $198,000; and thereafter - $165,000.

Capital Expenditures - Cash outlays for capital expenditures during the nine months ended January 27, 2008 were $4.3 million, for the company's China and mattress fabric operations. The company did not utilize any vendor financing for any of its capital expenditures for the nine months ending January 27, 2008. The company expects total capital expenditures to be approximately $7.3 million for fiscal 2008, of which $5 million represents cash outlays with the remaining $2.3 million to be provided by vendor financing to be repaid in fiscal 2009 through 2011.

The company's current estimate of cash outlays for capital projects initiated in fiscal 2009 (not provided by vendor-financing) is $2 million to $3 million. The company will have an additional capital expenditure of $1.6 million that will be vendor-financed on a project initiated in fiscal 2008. The company expects that the availability of funds from cash flow from operations, vendor financing, and its revolving credit lines will be sufficient to fund its planned capital needs.

Vendor-financed capital expenditures totaling $4.6 million on projects initiated prior to the end of fiscal 2008 are expected to be repaid over the next three fiscal as follows: Fiscal 2009 - $2.5 million; Fiscal 2010 - $1.6 million; and Fiscal 2011 - $500,000.

Depreciation for the nine months ended January 27, 2008, was $4.3 million and is estimated to be $6 million for fiscal 2008. The company's current estimate of depreciation is estimated to be $6 million for fiscal 2009.

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

As more fully disclosed in Notes 1 and 15 of the Notes to Consolidated Financial Statements, the company adopted FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, on April 30, 2007. The company considers many factors when evaluating and estimating income tax uncertainties. These factors include an evaluation of the technical merits of the tax position as well as the amounts and probabilities of the outcomes that could be realized upon ultimate settlement. The actual resolution of those uncertainties will inevitably differ from those estimates, and such differences may be material to the financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations." SFAS No. 141 requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008. This statement is effective for the company in fiscal 2010 and is not expected to have a material effect on our consolidated financial statements to the extent that we do not enter into business combinations subsequent to adoption.

Contractual Obligations

Capital Expenditures

At January 27, 2008, the company had commitments to acquire equipment with regards to its mattress fabrics segment for approximately $4.0 million. Of this total commitment of $4.0 million, $3.6 million is to be provided by vendor-financing. This $3.6 million is projected to be repaid as follows: Fiscal 2009 - $1.7 million; Fiscal 2010 $1.4 million; and Fiscal 2011 - $500,000.

At January 27, 2008, the company had total contractual obligations from capital projects initiated prior to fiscal 2008 totaling $724,000. This amount is to be repaid in Fiscal 2009.

Uncertainty In Income Taxes

As more fully disclosed in Notes 1 and 15 of Notes to the Consolidated Financial Statements, the company adopted FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, on April 30, 2007. At January 27, 2008, the company has recognized $4.5 million of liabilities for unrecognized tax benefits. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, competent authority proceedings, changes in regulatory tax laws, or interpretations of those tax laws, or expiration of statutes of limitation. As of January 27, 2008, the company classified the $4.5 million of liabilities for unrecognized tax benefits as income taxes payable - long-term. While the company cannot reasonably predict the timing of the cash flows associated with its liabilities for unrecognized tax benefits, it believes that no significant cash payments will be made within the next five years due to its federal and state net operating loss carryforwards.

Inflation

The cost of certain of the company's raw materials, principally yarn from petroleum derivatives, and utility/energy costs, increased during the first three quarters of fiscal 2008 as oil and energy prices increased and had an impact on the company's financial results. Any significant increase in the company's raw material costs, utility/energy costs and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited the company's ability to pass significant operating cost increases on to its customers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate (LIBOR) plus an adjustable margin under the company's revolving credit agreement in the United States and its real estate term loans. As of January 27, 2008, there were $6.4 million in borrowings outstanding under the company's real estate term loans and no borrowings under the company's revolving credit agreement in the United States. In connection with the first real estate term loan, the company entered into a $2,170,000 notional principal interest rate swap agreement, which represents 50% of the principal amount on the real estate term loan, and effectively converts the floating rate LIBOR based payments to fixed payments at 4.99% plus the spread calculated under the real estate term loan agreement. The company's unsecured term notes have a fixed interest rate of 8.80% and the Canadian government loan is non-interest bearing. The company's revolving credit agreement associated with its China subsidiary has fixed interest rates ranging from 6.07% to 6.53% at January 27, 2008. Additionally, $28.9 million on the company's total borrowings of $33.4 million (approximately 87%) are at a fixed rate or non-interest bearing. Thus, any foreseeable change in interest rates would not have a material effect on the company's interest expense.

The company's exposure to fluctuations in foreign currency exchange rates are due to foreign subsidiaries domiciled in China and Canada. These subsidiaries use the United States dollar as their functional currency. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with its foreign subsidiaries. A 10% change in the Canadian exchange rate at January 27, 2008, would impact the company's consolidated income before income taxes by approximately $350,000. This impact on the company's consolidated income before income taxes would be offset by approximately $1.0 million for the income tax effects of a 10% change in the Canadian exchange rate on Canadian income taxes. A 10% change in the Chinese exchange rate at January 27, 2008, would not have a significant impact on the company's results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

The company conducted a review and evaluation of its disclosure controls and procedures, under the supervision and with the participation of the company's principal executive officer and principal financial officer as of January 27, 2008, and the principal executive officer and principal financial officer have concluded that the company's disclosure controls and procedures are adequate and effective. In addition, no change in the company's internal control over financial reporting has occurred during, or subsequent to, the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Part II - Other Information
---------------------------

Item 1. Legal Proceedings

A lawsuit was filed against the Company and other defendants (Chromatex, Inc., Rossville Industries, Inc., Rossville Companies, Inc. and Rossville Investments, Inc.) on February 5, 2008 in the United States District Court for the Middle District of Pennsylvania. The plaintiffs are Alan Shulman, Stanley Siegel, Ruth Cherenson as Personal Representative of the Estate of Alan Cherenson, and Adrienne Rolla and M.F. Rolla as Executors of the Estate of Joseph Byrnes. The plaintiffs were partners in a general partnership that formerly owned a manufacturing plant in West Hazleton, Pennsylvania (the "Site"). Approximately two years after this general partnership sold the Site to defendants Chromatex, Inc. and Rossville Industries, Inc., the Company leased and operated the Site as part of the Company's Rossville/Chromatex division. The lawsuit involves court judgments that have been entered against the plaintiffs and against defendant Chromatex, Inc., requiring them to pay costs incurred by the United States Environmental Protection Agency ("USEPA") responding to environmental contamination at the Site, in amounts totaling approximately $8.6 million. Neither USEPA nor any other governmental authority has asserted any claim against the Company on account of these matters. The plaintiffs seek contribution from the Company and the other defendants and a declaration that the Company and the other defendants are responsible for environmental response costs under environmental laws and certain agreements. The Company does not believe it has any liability for the matters described in this litigation and intends to defend itself vigorously. In addition, the Company has an indemnification agreement with certain other defendants in the litigation pursuant to which the other defendants agreed to indemnify the Company for any damages it incurs as a result of the environmental matters that are the subject of this litigation and consequently no reserve has been recorded.


Item 1A.  Risk Factors


There have been no material changes to our risk factors during the nine months ended January 27, 2008. Our risk factors are disclosed in the company's annual report on Form 10-K filed with the Securities and Exchange Commission on July 19, 2007 for the fiscal year ended April 29, 2007.

Item 5. Other Information.

The company has received notification from the New York Stock Exchange ("NYSE") that it is now considered a "company in good standing" under the NYSE's continued listing standards and will be removed from its "Watch List." The NYSE's decision comes as a result of the company's consistent positive performance with respect to its business plan submitted to the NYSE in September 2006 and its compliance with the NYSE's minimum market capitalization and shareholders' equity standard over the past six quarters. After a twelve month follow up period to ensure continuing compliance, the company will be subject to normal NYSE monitoring procedures.

The Company has entered into a contract dated March 11, 2008 providing for the sale of its headquarters building in High Point, North Carolina to Schwartz Properties, L.L.C., for a purchase price of $7,350,000. The contract also contemplates that the Company would lease the building back from the purchaser for an initial term of five years, at a rental rate of $56,800 per month on a "triple net" basis. The contract is subject to the purchaser's ability to obtain financing and is subject to a 90 day due diligence period, during which the purchaser may inspect the premises, conduct appraisals and other examinations, and during which the purchaser may terminate the contract without penalty. The closing is anticipated to occur during the first quarter of the Company's 2009 fiscal year. Based on the current terms of the contract, any gain realized from the final sale would be amortized over the life of the lease agreement, in accordance with SFAS No. 13, "Accounting for Leases," SFAS No. 28, "Accounting for Sales with Leasebacks (an amendment of SFAS No. 13), SFAS No. 66, "Accounting for Sales of Real Estate," and SFAS No. 98, "Accounting for Leases."

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

      3 (iii) Restated and Amended Bylaws of the company, as amended November 12, 2007, were filed as Exhibit 3.1 to the company's Form 8-K dated November 12, 2007, and incorporated herein by reference.

      10.1 Separation agreement and Waiver of Claims between the company and Kenneth M. Ludwig dated December 11, 2007, filed as Exhibit
                10.1 to the company's Form 10-Q for the quarter ended October 28, 2007, and incorporate herein by reference.

      10.2 Twelfth Amendment to Amended and Restated Credit Agreement dated as of December 27, 2007 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, filed as Exhibit
                10.1 to the company's Form 8-K dated December 27, 2007, and incorporated herein by reference.

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


CULP, INC.
(Registrant)


Date:    March 12, 2008           By:  /s/ Kenneth R. Bowling
                                       -----------------------------------------
                                       Kenneth R. Bowling
                                       Vice President and Chief Financial
                                       Officer
                                       (Authorized to sign on behalf of the
                                       registrant and also signing as principal
                                       financial officer)


                                  By:  /s/ Thomas B. Gallagher, Jr.
                                       -----------------------------------------
                                       Thomas B. Gallagher, Jr.
                                       Corporate Controller
                                       (Authorized to sign on behalf of the
                                       registrant and also signing as principal
                                       accounting officer)

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