Form 10-K
period 2008-04-27
CULP INC
filed 2008-07-10
CIK 723603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 1O-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 27, 2008

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


                                                      Name of Each Exchange
             Title of Each Class                      On Which Registered
             -------------------                      ---------------------

     Common Stock, par value $.05/ Share             New York Stock Exchange
     Rights for Purchase of Series A                 New York Stock Exchange
      Participating Preferred Shares


        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES |_| NO |X|

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. YES |_| NO |X|

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. YES |X| NO |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer, accelerated filer, and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):


Large Accelerated Filer |_|   Accelerated Filer |X|    Non-Accelerated Filer |_|

                          Smaller Reporting Company |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES |_| NO |X|

     As of April 27, 2008, 12,648,027 shares of common stock were outstanding. As of October 28, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $98,121,298 based on the closing sales price of such stock as quoted on the New York Stock Exchange
(NYSE), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company's Proxy Statement to be filed pursuant to Regulation 14A of the Securities and Exchange Commission in connection with its Annual Meeting of Shareholders to be held on September 23, 2008 are incorporated by reference into Part III of this Form 10-K.

                                   CULP, INC.
                                FORM 10-K REPORT
                                TABLE OF CONTENTS

Item No.                                                                                                       Page
--------                                                                                                       ----
                                     PART I

    1.         Business
                  Overview......................................................................................2
                  General Information...........................................................................3
                  Segments......................................................................................4
                  Overview of Industry and Markets..............................................................6
                  Overview of Bedding Industry..................................................................6
                  Overview of Residential Furniture Industry....................................................8
                  Overview of Commercial Furniture Industry.....................................................9
                  Products......................................................................................9
                  Manufacturing and Sourcing...................................................................10
                  Product Design and Styling...................................................................11
                  Distribution.................................................................................12
                  Sources and Availability of Raw Materials....................................................12
                  Seasonality..................................................................................13
                  Competition..................................................................................13
                  Environmental and Other Regulations..........................................................14
                  Employees....................................................................................15
                  Customers and Sales..........................................................................15
                  Net Sales by Geographic Area.................................................................16
                  Backlog......................................................................................16

    1A.        Risk Factors....................................................................................17

    1B.        Unresolved Staff Comments.......................................................................21

    2.         Properties......................................................................................22

    3.         Legal Proceedings...............................................................................23

    4.         Submission of Matters to a Vote of Security Holders.............................................23

                                     PART II

    5.         Market for the Registrant's Common Equity, Related Stockholder Matters, and
                Issuer Purchases of Equity Securities..........................................................23

    6.         Selected Financial Data.........................................................................26

    7.         Management's Discussion and Analysis of Financial Condition and Results of Operations...........27

    7A.        Quantitative and Qualitative Disclosures About Market Risk......................................52

    8.         Consolidated Financial Statements and Supplementary Data........................................53

    9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............87

    9A.        Controls and Procedures.........................................................................87

    9B.        Other Information...............................................................................90

Item No.                                                                                                       Page
--------                                                                                                       ----


                                    PART III

    10.        Directors, Executive Officers, and Corporate Governance.........................................90

    11.        Executive Compensation..........................................................................90

    12.        Security Ownership of Certain Beneficial Owners and Management and
                Related Stockholder Matters....................................................................90

    13.        Certain Relationships, Related Transactions, and Director Independence..........................90

    14.        Principal Accountant Fees and Services..........................................................90

                                     PART IV

    15.        Exhibits, Financial Statement Schedules.........................................................91

               Documents Filed as Part of this Report..........................................................91

               Exhibits........................................................................................95

               Financial Statement Schedules...................................................................95

               Signatures......................................................................................96

               Exhibit Index...................................................................................97

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

                                     PART I


                                ITEM 1. BUSINESS

Overview

Culp, Inc., manufactures, sources, and markets mattress fabrics (also known as mattress ticking) used for covering mattresses and box springs, and upholstery fabrics primarily for use in production of upholstered furniture (residential and commercial).

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

The company has two operating segments - mattress fabrics and upholstery fabrics. The mattress fabric business markets woven and knitted fabrics used by bedding manufacturers. The upholstery fabrics segment markets a variety of products in most categories of fabric used as coverings for furniture.

Total net sales in fiscal 2008 were $254 million. The mattress fabrics segment had net sales of $138 million (54% of total net sales), while the upholstery fabrics segment had net sales of $116 million (46% of total net sales). Mattress fabric sales grew during fiscal 2008, while upholstery sales have declined during a time of continuing rapid changes in the upholstery fabrics industry. In the fourth quarter of fiscal 2007, our total sales of mattress fabrics exceeded sales of upholstery fabrics for the first time, and this trend continued during fiscal 2008. Fiscal 2008 represents the first year that mattress fabric sales exceeded upholstery fabric sales for a full year. This was due in part to the acquisition from International Textile Group completed by our mattress fabrics segment late in fiscal 2007 (see further discussion below).

Culp markets a variety of fabrics in different categories, including fabrics produced at our manufacturing facilities and fabrics produced by other suppliers. The company had nine active manufacturing plants as of the end of fiscal 2008, which are located in North and South Carolina, Quebec, Canada, and Shanghai, China. We also source fabrics from other manufacturers, located primarily in China, Turkey and in the U.S., with almost all of those fabrics being produced specifically for the company and created by Culp designers. We operate distribution centers in North Carolina and Shanghai, China to facilitate distribution of our products. In recent years, the portion of total company sales represented by fabrics produced outside of our U.S. and Canadian facilities has increased significantly, while sales of goods produced in our U.S. manufacturing plants have decreased. This trend is especially strong in the upholstery fabrics segment, where more than half of our sales now consist of fabrics produced in Asia and where we have recently closed a number of U.S. manufacturing plants.

Fiscal 2008 reflected a continuation of many of the trends we identified at the end of fiscal 2007. We have experienced dramatic changes in both our operating segments since 2000. Significant demand has arisen for certain fabrics not produced in our U.S. plants, and we have moved rapidly to develop sources for the products being demanded by our customers. Seven years ago, we were a much more vertically integrated manufacturer of fabrics, especially in upholstery fabrics, with large amounts of capital committed to U.S.-based manufacturing fixed assets. Today, the company is a more flexible fabric producer and marketer, with a smaller fixed asset base, but also with significantly lower overall sales. With the changes that have been made over the past seven years, however, we believe we now have a platform upon which we can build to take advantage of the opportunities in the bedding and furniture industries.

During fiscal 2008, we integrated the business and assets acquired by our mattress fabrics segment in late fiscal 2007 from International Textile Group
(ITG), as ITG exited the mattress fabrics business. This acquisition has allowed us to take advantage of recent capital investments at mattress fabrics facilities that have improved our efficiency and production costs, and to add significantly to the sales and profits of the mattress fabrics segment.

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

In mattress fabrics, knitted fabrics represent a growing portion of our sales, as consumer demand for this type of mattress panel covering has risen significantly. These fabrics, along with a portion of our damask product line, are sourced from outside providers. We will continue to look to a variety of sources for mattress fabric to remain flexible and preserve our ability to meet our customers' needs by maintaining a proper balance between internally produced and sourced items.

As these shifts in our business have continued, we have dramatically reduced the size and scope of our U.S. upholstery fabrics manufacturing operations over the past several years, with a substantial majority of our products now being sourced in China. In the mattress fabrics business, there have been product shifts to knitted fabrics for top panels of mattresses and woven fabrics for common borders, which is the fabric on the side of the mattress and box spring. These shifts are affecting demand for certain categories of our products. We have made significant changes in our operating assets, product mix and business model to address the challenges and opportunities facing the company. Additional information about trends and developments in each of our business segments is provided in the "Segments" discussion below.

General Information

The company was organized as a North Carolina corporation in 1972 and made its initial public offering in 1983. Since 1997, the company has been listed on the New York Stock Exchange and traded under the symbol "CFI." Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. Our executive offices are located in High Point, North Carolina.

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

                                        Sales by Fiscal Year ($ in Millions) and
                                           Percentage of Total Company Sales
                         ----------------------------------------------------------------------
SEGMENT                       Fiscal 2008             Fiscal 2007             Fiscal 2006
                         ---------------------   ---------------------   ----------------------
Mattress Fabrics         $    138.1      (54%)   $    107.8      (43%)   $     93.7       (36%)
                         ----------------------------------------------------------------------
Upholstery Fabrics
  Non-U.S.-Produced      $     75.9      (30%)   $     82.4      (33%)   $     59.2       (23%)
  U.S.-Produced          $     40.0      (16%)   $     60.3      (24%)   $    108.2       (41%)
                         ----------------------------------------------------------------------
    Total Upholstery     $    115.9      (46%)   $    142.7      (57%)   $    167.4       (64%)
                         ----------------------------------------------------------------------
Total company            $    254.0     (100%)   $    250.5     (100%)   $    261.1      (100%)
                         ----------------------------------------------------------------------

Additional financial information about the company's operating segments can be found in footnote 18 to the Consolidated Financial Statements included in Item 8 of this report.

Mattress Fabrics. The mattress fabrics segment manufactures and markets mattress fabric to bedding manufacturers. These fabrics encompass woven jacquard fabric, knitted fabric and printed fabric to a lesser extent. Culp Home Fashions, as this business is known in the trade, has manufacturing facilities located in Stokesdale, North Carolina, and St. Jerome, Quebec, Canada. Both of these plants manufacture and finish jacquard (damask) fabric, and the Stokesdale plant also produces printed fabric. The Stokesdale plant houses the division offices and finished goods distribution capabilities. Knitted fabric is primarily sourced from two manufacturers who works closely with the company to produce fabrics according to our proprietary design specifications and quality standards. All woven jacquard and knitted fabrics are able to be produced in multiple facilities, (internal or external to the company) providing us with mirrored, reactive capacity.

In recent years, we have taken significant steps to further enhance our competitive position in this segment by consolidating all of our mattress fabrics manufacturing into the Stokesdale and St. Jerome facilities. The company had capital expenditures during the period fiscal 2005 through 2007 totaling approximately $11.0 million, of which $8.0 million was related to a capital project involving the relocation of ticking looms from an upholstery fabric plant to the existing facilities in the U.S. and Canada, along with the purchase of new weaving machines that are faster and more efficient than the equipment they replaced. Additionally, we had a $1.3 million capital project that significantly enhanced our finishing capabilities in this segment. More recently, we initiated a $5.0 million capital project to enhance our weaving and finishing capabilities and further increase our capacity and service performance. This project is expected to be substantially complete by the end of the first quarter of fiscal 2009. These capital investments have enhanced our capacity and capabilities in the mattress fabrics segment and played a significant role in making feasible the ITG acquisition and its integration into our operations, as described below.

In January 2007, we completed an acquisition in our mattress fabrics business, purchasing certain assets from International Textile Group, Inc. (ITG) related to the mattress fabrics product line of ITG's Burlington House division. ITG had made a decision to exit the mattress fabric business, and we purchased ITG's finished goods inventory, certain proprietary rights, and other assets related to the product line. This acquisition has enhanced our competitive position in the mattress fabrics industry and was a primary factor in the increases in our mattress fabric sales during fiscal 2008.

Upholstery Fabrics. The upholstery fabrics segment markets fabrics for residential and commercial furniture, including jacquard woven fabrics, velvets, microdenier suedes, woven dobbies, knitted fabrics, and piece-dyed woven products. Historically, all of our upholstery fabrics had been produced in our U.S. manufacturing plants. In fiscal year 2007, however, sales of upholstery fabrics made in non-U.S. locations, including our facilities in China, exceeded U.S.-produced sales for the first time. This trend continued in fiscal 2008, with non-U.S. produced upholstery accounting for almost 66% of our upholstery sales for the year (68% in the fourth quarter).

The upholstery segment operates fabric manufacturing facilities in Anderson, South Carolina, and Shanghai, China. We market fabrics produced in these two locations, as well as a variety of upholstery fabrics sourced from third party producers, mostly in China.

As demand for U.S.-produced upholstery significantly declined, we took aggressive steps to reduce our U.S. manufacturing costs, capacity, and selling, general and administrative expenses. Our restructuring actions over the past several years have reduced our U.S. upholstery operations to the one manufacturing plant in South Carolina and one upholstery distribution facility in Burlington, North Carolina. The result of our restructuring actions over the past several years has been a large reduction in capacity and related costs for U.S. production of upholstery fabrics, accompanied by a reduction of 73% in sales of U.S.-produced fabrics since fiscal 2005 (33% from fiscal 2007 to fiscal
2008).

The down-sizing of our U.S. upholstery operations represents the continuation of a longer-term trend that has affected the company and the upholstery fabric business for the past eight years. At the end of fiscal 2000, we had fourteen manufacturing plants in the U.S. for upholstery fabrics, with total sales in the segment of $382 million. The book value of these manufacturing assets in the segment was $92 million at the end of fiscal 2000 and $52 million at the end of fiscal 2004. By comparison, manufacturing assets currently operating in the upholstery fabrics segment (in the U.S.) have a total book value of $1.7 million. Total segment sales for fiscal 2008 were $115.9 million, and of that amount only $40 million represents sales of fabrics produced in the U.S. For additional discussion of restructuring activities in the upholstery fabrics segment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

During the same time that we have been reducing our U.S. upholstery operations in response to declining demand for U.S.-produced fabrics, we have been aggressively expanding our operations located in China in response to increasing demand for upholstery products produced in that country. In 2003, we began a strategy to link our strong customer relationships, design expertise and production technology with low cost fabric manufacturers in China in order to deliver enhanced value to our customers throughout the world. The operations near Shanghai began operations in 2004 with a finishing and inspection operation, where goods woven in China by selected outside suppliers are treated with finishing processes and subjected to U.S. quality control measures before being distributed to customers. In subsequent years, a variety of finished goods (with no further finishing needed) began to be sourced through our China operations, and in fiscal 2006 the operation was expanded to include a facility where upholstery fabrics are cut and sewn into "kits" that are made to the specifications of furniture manufacturing customers in the U.S. Cut and sewn "kit" operations have become an important method for furniture producers to reduce production costs by moving a larger percentage of the labor component of furniture manufacturing to lower cost environments. Other recent developments in our China operations include the introduction of velvet fabric production, expansion of our product development and design capabilities in China, further strengthening of key strategic partnerships with mills, and expanded distribution facilities. In addition, we are now expanding our marketing efforts to sell our China products in countries other than the U.S., including the Chinese local market. Our operations in China now include six facilities devoted to manufacturing and distribution activities.

As our activities and opportunities in China have expanded, our strategy has not changed. The company entered China with the view that we would take advantage of the variety of products and lower cost environment available in China, while still maintaining control of the "value-added" processes such as design, finishing, quality control, and logistics. This strategic approach has allowed us to limit our investment of capital in fixed assets and to lower the costs of our products significantly, while continuing to leverage our design and finishing expertise, industry knowledge and important relationships. In this way, we maintain our ability to provide furniture manufacturers with products from every category of fabric used to cover upholstered furniture, and to meet continually changing consumer preferences.

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

Overview of Bedding Industry

The bedding industry has experienced growth in sales in recent years, primarily due to a relatively strong market during these years, as well as higher average selling prices of mattresses. According to the International Sleep Products Association (ISPA), a trade association, the U.S. wholesale bedding industry accounted for an estimated $6.9 billion in sales in 2007, a 1.4% increase over revised numbers for 2006. The industry is comprised of several hundred manufacturers, but the largest four manufacturers accounted for more than 58% of the total wholesale shipments in 2007, while the top fifteen accounted for almost 81%. The bedding industry has averaged approximately 6% annual growth over the past twenty years, with only one year experiencing a decline in revenue (by 0.3% in 2001). It has proven to be a stable and mature industry. This stability is partly due to replacement purchases, which account for an estimated 70% of bedding industry sales. During the first half of 2008, the U.S. mattress retail environment has slowed due to weakened economic conditions brought on by housing declines and higher energy costs.

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

We believe that several important demographic factors are helping to support the bedding industry. In particular, the growth of the aging and affluent segments of the population has a significant impact on the bedding industry. The increasing size of homes and growth in the number of vacation and second homes has played a major role in the demand for bedding in the United States. These trends have been a factor in the size and average selling prices of mattresses being sold in the United States. According to ISPA, while wholesale sales of bedding increased 1.4% in 2007, the number of units sold decreased by 2.1%. Premium and luxury mattresses have been the fastest growing category of bedding in recent years, although there are signs that this trend has begun to slow during the current economic slowdown.

While a majority of bedding sales is traditional innerspring bedding, several specialty bedding producers (primarily foam and air-adjustable mattresses) have recorded significant sales gains in recent years. According to industry statistics, specialty bedding producers, which produce mattresses that do not use inner spring construction, grew their sales by 10.2% in 2007. The specialty bedding segment has provided new growth opportunities for bedding producers and those companies that supply components, including fabric, to them.

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

     o Mattress manufacturers are using common SKU's and less expensive fabric for borders, which is the ticking that goes around the side of the mattresses and box springs. Virtually all of these border fabrics are woven damask ticking of the type we manufacture, and this trend has caused significant pricing pressures in this category of mattress fabric.

     o The production of flame-resistant materials for bedding is an increasingly important issue for bedding manufacturers. A national standard for flame resistance in bedding became effective July 1, 2007.

     o There is increasing popularity of knitted mattress tickings, as opposed to woven and printed tickings. Knitted ticking was initially used primarily on premium mattresses, but these products are now being placed increasingly on mattresses at mid-range retail price points. Knitted fabric is typically used on the top panel of a mattress, while woven ticking remains the predominant fabric on the borders or sides of mattress sets.

     o Increasing raw material costs, especially related to steel and foam have pressured mattress fabric profitability in 2008.

Overview of Residential Furniture Industry

The residential furniture industry is a mature industry, with long-term growth rates that have been generally at or below the overall growth rate of the U.S. economy. The American Home Furnishings Alliance (AHFA), a trade association, recently released revised data regarding the size of the U.S. residential furniture industry. This revised data shows a slight decline in the total value of residential furniture shipments in the U.S. over the past five years, with sales in the past four years remaining between $21.0 and $21.7 billion. Currently, the residential furniture industry has been significantly affected by slow economic conditions, weak housing market, high energy prices, and more substantially by a structural shift to offshore sourcing, primarily from China, which has led to deflation in retail furniture prices.

Key trends and issues facing the residential furniture industry include:

     o The sourcing of components and fully assembled furniture from overseas continues to play a major role in the residential furniture industry, with sales of imported furniture growing at a faster rate than the overall industry, although at a slowing pace. According to Furniture/Today, an industry trade publication, imports of residential furniture into the U.S. grew 2% in 2007, following an increase of 7% from 2005 to 2006. By far, the largest source for these imports continues to be China, which now accounts for approximately 55% of total U.S. furniture imports. In past years, a large majority of furniture imports from China were wooden "casegoods," but there has been significant recent growth in imports of upholstered furniture components, including upholstery fabric and "cut and sewn kits" for furniture covers. This trend has been especially strong for leather furniture, and it now extends to other coverings, including microdenier suedes and the more traditional types of fabrics manufactured by the company.

     o Imports of upholstery fabric, both in roll and in "kit" form, have increased rapidly in recent years. Fabrics entering the U.S. from China and other low labor cost countries are resulting in increased price competition in the upholstery fabric and upholstered furniture markets.

     o Leather and suede upholstered furniture has been gaining market share over the last ten years. This trend has increased over the last five years in large part because selling prices of leather furniture have been declining significantly over this time period. We believe, however, that the rate of increase appears to be leveling off and this trend may be weakening.

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

     o Increasing raw material costs due to significantly higher energy costs.

Overview of Commercial Furniture Industry

The market for commercial furniture - furniture used in offices and other institutional settings - grew approximately 5.5% from 2006 to 2007, following a 7.4% increase the previous year. Growth during the past four years represents a reversal of a significant decline that had occurred over the three years prior to those. The commercial furniture industry declined significantly from 2001 through 2003, reflecting economic trends affecting businesses, which are the ultimate customers in this industry. According to the Business and Institutional Furniture Manufacturer's Association (BIFMA), a trade association, the commercial furniture market in the U.S. totaled approximately $11.4 billion in 2007 in wholesale shipments by manufacturers. Although higher than 2006, this total still represents a significant decrease from the industry's peak of $13.3 billion in 2000.

Products

As described above, our products include mattress fabrics and upholstery fabrics, which are the company's identified operating segments.

Mattress Fabrics Segment
------------------------

Mattress fabrics segment sales constituted 54% of sales in fiscal 2008, and 43% in fiscal 2007. The company has emphasized fabrics that have broad appeal at prices generally ranging from $1.35 to $7.50 per yard. The average per yard selling prices for fiscal 2008, 2007, and 2006 were $2.44, $2.35, and $2.26, respectively.

Upholstery Fabrics Segment
--------------------------

Upholstery fabrics segment sales totaled 46% of sales for fiscal 2008, and 57% in fiscal 2007. The company has emphasized fabrics that have broad appeal at "good" and "better" prices, generally ranging from $2.75 to $8.00 per yard. The average per yard selling prices for fiscal 2008, 2007, and 2006 were $4.22, $4.18, and $4.22, respectively.

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

Knitted Ticking         Floral and other intricate designs produced on special-
                        width circular machines utilizing a variety of synthetic and natural yarns. Knitted ticking has inherent stretching properties and spongy softness, and conforms well with layered foam packages.

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

Manufacturing and Sourcing

Mattress Fabrics Segment
------------------------

Our mattress fabrics segment operates two manufacturing plants, located in Stokesdale, North Carolina and St. Jerome, Quebec, Canada. Over the past four fiscal years, we made capital expenditures of approximately $16 million to consolidate all of our production of woven jacquards, or damask ticking, to these two plants and to modernize the equipment and expand capacity in these facilities. The result has been an increase in manufacturing efficiency and a substantial reduction in operating costs. With this new manufacturing configuration, jacquard ticking is woven at both ticking plants, and printed ticking is produced at the Stokesdale facility. Most finishing and inspection processes for mattress fabrics are conducted at the Stokesdale plant.

In addition to the mattress fabrics we manufacture, the company has important supply arrangements in place that allow us to source mattress fabric from strategic suppliers. A sourcing arrangement with a supplier that has established a manufacturing plant in North Carolina near our U.S. distribution facility allows us to source knitted fabric based on designs created by Culp designers. In addition, a portion of our woven jacquard fabric and knitted fabric is obtained from a supplier located in Turkey, based on designs created by Culp designers, and we are now sourcing certain specialty ticking products (such as suedes and embroidered fabrics) through our China platform.

Upholstery Fabrics Segment
--------------------------

We currently operate one upholstery manufacturing facility in the U.S. and six in China. The U.S. plant is located in Anderson, South Carolina, and mainly produces velvet upholstery fabrics with some production of certain decorative fabrics.

Our upholstery manufacturing facilities in China are all located within the same industrial area near Shanghai. At these plants, we apply strategic value-added finishing processes to fabrics sourced from a limited number of strategic suppliers in China, and we inspect sourced fabric there as well. In addition, the Shanghai operations include facilities where sourced fabric is cut and sewn to provide "kits" that are designed to be placed on specific furniture frames designated by our customers, and we also produce velvet upholstery fabrics at our China facilities.

A large portion of our upholstery fabric products, as well as certain elements of our production processes, are now being sourced from outside suppliers. The development of our facilities in China has provided a base from which to access a variety of products, including some fabrics (such as microdenier suedes) that are not produced anywhere within the U.S. We have found opportunities to develop significant relationships with key overseas suppliers that allow us to source products on a cost effective basis while at the same time limiting our investment of capital in manufacturing assets. The company sources unfinished and finished fabrics from a limited number of strategic suppliers in China who are willing to work with the company to commit significant capacity to our needs while working with our product development team to meet the demands of our customers. We also source a substantial portion of our yarns, both for U.S. and China upholstery operations, through our China facilities. The remainder of our yarn is obtained from other suppliers around the world, as we have eliminated our internal yarn production capabilities.

Over the past several years, we have outsourced in the U.S. our fabric finishing operations, our yarn production, and certain weaving operations, allowing us to obtain those services on a variable basis at a lower unit cost from outside suppliers. As these developments have proceeded, we have reduced the carrying value of our fixed assets committed to U.S. upholstery fabric manufacturing from $32.5 million at the end of fiscal 2005 to $1.7 million at the end of fiscal 2008.

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

Mattress fabric designs are not introduced on a scheduled season. More frequently, designs are introduced upon customer request as they plan introduction to their retailers. Additionally, we work closely with our customers on new design introductions around the major markets like High Point and Las Vegas.

Distribution

Mattress Fabrics Segment
------------------------

All of our shipments of mattress fabrics originate from our manufacturing facility in Stokesdale. Through arrangements with major customers and in accordance with industry practice, we maintain a significant inventory of mattress fabrics at our distribution facility in Stokesdale ("make to stock"), so that products may be shipped to customers with short lead times and on a "just in time" basis.

Upholstery Fabrics Segment
--------------------------

The majority of our upholstery fabrics are marketed on a "make to order" basis and are shipped directly from our distribution facilities in Burlington and Shanghai. In addition, an inventory comprising a limited number of sourced fabric patterns is held at our distribution facilities in Burlington and Shanghai from which our customers can obtain fabrics on a "purchase from stock" basis through a program known as "Culp Express." We have developed a revised marketing strategy for our U.S.-produced upholstery products, providing customers with very quick delivery on target products at key price points. This program, known as "Store House," is aimed at driving higher sales volume per fabric pattern and thus should result in improved manufacturing performance and lower unit costs for our U.S. upholstery operations, while employing a smaller fixed asset base.

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

The upholstery fabric segment has now outsourced all of its yarn requirements, and thus it has become more dependent upon suppliers for components yarn. In addition, we have outsourced a number of our U.S. upholstery fabric manufacturing services to suppliers, such as extrusion of yarn and upholstery fabric finishing. Most recently, we have outsourced a portion of our decorative upholstery fabric weaving. Although U.S produced fabrics are a decreasing portion of our upholstery business, increased reliance by both our U.S. and China upholstery operations on outside suppliers for basic production needs such as base fabrics, yarns, and finishing services has caused the upholstery fabrics segment to become more vulnerable to price increases, delays, or production interruptions caused by problems within businesses that we do not control.

Both Segments
-------------

Many of our basic raw materials are petrochemical products or are produced from such products. For this reason, our material costs are especially sensitive to changes in prices for petrochemicals and the underlying price of oil. Recent increases in market prices for oil have caused significant increases in the raw materials costs for both of our segments.

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

Mattress Fabrics Segment
------------------------

The mattress fabrics market is concentrated in a few relatively large suppliers. We believe our principal mattress fabric competitors are Bekaert Textiles B.V., Blumenthal Print Works, Inc., Global Textile Alliance and several smaller companies producing knitted and other fabric.

Upholstery Fabrics Segment
--------------------------

In the upholstery fabric market, we compete against a large number of companies, ranging from a few large manufacturers comparable in size to the company to small producers, and a growing number of "converters" of fabrics (companies who buy and re-sell, but do not manufacture fabrics). We believe our principal upholstery fabric competitors are Richloom Fabrics, Merrimack Fabrics and Morgan Fabrics, and Specialty Textile, Inc. (or STI). Some of our largest competitors (such as Quaker Fabrics and Joan Fabrics) have went out of business, but they have been replaced by a large number of smaller competitors (both manufacturers and converters).

Until approximately seven years ago, overseas producers of upholstery fabric had not historically been a source of significant competition for the company. Recent trends, however, have shown significant increased competition in U.S. markets by foreign producers of upholstery fabric, furniture components and finished upholstery furniture, as well as increased sales in the U.S. of leather furniture produced overseas (which competes with upholstered furniture for market share). Imports of upholstery fabric from China have dramatically increased. Foreign manufacturers often are able to produce upholstery fabric and other components of furniture with significantly lower raw material and production costs (especially labor) than those of our U.S. operations and other U.S.-based manufacturers. We compete with lower cost foreign goods on the basis of design, quality, reliability and speed of delivery. In addition, as discussed above, we have established operations in China to facilitate the sourcing and marketing of goods produced in China.

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

We are periodically involved in environmental claims or litigation and requests for information from environmental regulators. Each of these matters is carefully evaluated, and the company provides for environmental matters based on information presently available. Based on this information, we do not believe that environmental matters will have a material adverse effect on either the company's financial condition or results of operations. However, there can be no assurance that the costs associated with environmental matters will not increase in the future. See the discussion of a current environmental claim against the company below in Item 3 - "Legal Proceedings."

Employees

As of April 27, 2008, we had 1,087 employees, compared to 1,140 at the end of fiscal 2007, and 1,283 at the end of fiscal 2006. The number of employees has been reduced substantially over the past several years in connection with our restructuring initiatives and efforts to reduce U.S. upholstery fabrics manufacturing costs, as well as initiatives to outsource certain operations. The number of employees located in the U.S. has been reduced even more dramatically, while the number of employees in China has increased (see table below).

The hourly employees at our manufacturing facility in Canada (approximately 15% of the company's workforce) are represented by a local, unaffiliated union. The collective bargaining agreement for these employees expires on February 1, 2011. We are not aware of any efforts to organize any more of our employees, and we believe our relations with our employees are good.

The following table illustrates the changes in the location of our workforce and number of employees, as of year-end, over the past five years.

                                                          Number of Employees
                              ---------------------------------------------------------------------------
                                Fiscal 2008    Fiscal 2007    Fiscal 2006    Fiscal 2005    Fiscal 2004
                              -------------- --------------- ------------- --------------- --------------
Mattress Fabrics Segment            373            361            351            372            362
                              ---------------------------------------------------------------------------
Upholstery Fabrics Segment
   United States                    230            297            659           1,404          1,915
   China                            481            479            270             109             40
                              ---------------------------------------------------------------------------
Total Upholstery Fabrics
 Segment                            711            776            929           1,513          1,955
                              ---------------------------------------------------------------------------
Unallocated corporate                 3              3              3               3              3
                              ---------------------------------------------------------------------------
Total                              1,087          1,140          1,283          1,888          2,320
                              ---------------------------------------------------------------------------

Customers and Sales

Mattress Fabrics Segment
------------------------

Major customers for our mattress fabrics include the leading bedding manufacturers: Sealy, Serta (National Bedding), and Simmons. The loss of one or more of these customers would have a material adverse effect on the company. Our largest customer in the mattress fabrics segment is Sealy Corporation, accounting for approximately 11% of the company's overall sales in fiscal 2008. Our mattress fabrics customers also include many small and medium-size bedding manufacturers.

Upholstery Fabrics Segment
--------------------------

Our major customers for upholstery fabrics are leading manufacturers of upholstered furniture, including Ashley, Bassett, Berkline/Benchcraft, Best Home Furnishings, Flexsteel, Furniture Brands International (Broyhill, Thomasville, and Lane), Klaussner Furniture and La-Z-Boy (La-Z-Boy Residential, Bauhaus, and England). Major customers for the company's fabrics for commercial furniture includes HON Industries. Our largest customer in the upholstery fabrics segment is La-Z-Boy Incorporated, the loss of which would have a material adverse effect on the company. Our sales to La-Z-Boy accounted for approximately 11% of the company's total net sales in fiscal 2008.

The following table sets forth the company's net sales by geographic area by amount and percentage of total net sales for the three most recent fiscal years.

                                   Net Sales by Geographic Area
                                      (dollars in thousands)
                                   ----------------------------

                                  Fiscal 2008           Fiscal 2007             Fiscal 2006
                                  -----------           -----------             -----------

United States                $   202,701     79.8%   $   197,748     78.9%   $   213,552     81.7%
                             -----------  --------   -----------  --------   -----------  --------
North America                     18,880      7.4         17,310      6.9         18,944      7.3
(Excluding USA)
Far East and Asia                 28,465     11.2         32,683     13.1         28,104     10.8
All other areas                    4,000      1.6          2,792      1.1            501      0.2
                             -----------  --------   -----------  --------   -----------  --------
Subtotal (International)          51,345     20.2         52,785     21.1         47,549     18.3
                             -----------  --------   -----------  --------   -----------  --------
Total                        $   254,046    100.0%   $   250,533    100.0%   $   261,101    100.0%
                             ===========  ========   ===========  ========   ===========  ========

For additional segment information, see note 18 in the consolidated financial statements.

Backlog

Mattress Fabrics Segment
------------------------

The backlog for mattress fabric is not a reliable predictor of future shipments because the majority of sales are on a just-in-time basis.

Upholstery Fabrics Segment
--------------------------

Although it is difficult to predict the amount of backlog that is "firm," we have reported the portion of the upholstery fabric backlog from customers with confirmed shipping dates within five weeks of the end of the fiscal year. On April 27, 2008, the portion of the upholstery fabric backlog with confirmed shipping dates prior to June 1, 2008 was $8.8 million, all of which are expected to be filled early during fiscal 2009, as compared to $10.9 million as of the end of fiscal 2007 (for confirmed shipping dates prior to June 3, 2007).

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

Over the past several years, we have undertaken significant restructuring activities, which have involved closing manufacturing plants, realigning manufacturing assets, and changes in product strategy. These actions are intended to lower manufacturing costs and increase efficiency, but they involve significant costs, including inventory markdowns, the write-off or write-down of assets, severance costs for terminated employees, contract termination costs, equipment moving costs, and similar charges. These charges have caused a decrease in earnings in the short-term. In addition, during the time that restructuring activities are underway, manufacturing inefficiencies are caused by moving equipment, realignment of assets, personnel changes, and by the consolidation process for certain functions. Unanticipated difficulties in restructuring activities or delays in accomplishing our goals could cause the costs of our restructuring initiatives to be greater than anticipated and the results achieved to be significantly lower, which would negatively impact our results of operations and financial condition.

Our sales and profits have been declining in the upholstery fabrics segment.

We may not be able to restore the upholstery fabrics segment to consistent profitability. In that segment, sales are down significantly, and they have been declining rapidly for U.S. produced fabrics. We have undertaken a number of significant restructuring actions in recent years to address our profitability, including (i) closing a number of U.S. manufacturing facilities, (ii) establishing facilities in China to take advantage of a lower cost environment and greater product diversity, and (iii) outsourcing certain production functions in the U.S., including yarn production, finishing of decorative fabrics, and some weaving. The success of our restructuring efforts depends on a number of variables, including our ability to consolidate certain functions, manage manufacturing processes with lower direct involvement, manage a longer supply chain, and similar issues. Current market conditions in the furniture industry are weak, and our sales of upholstery continue to decline. There is no assurance that we will be able to manage our restructuring activities successfully or restore the upholstery fabrics segment to consistent profitability.

Increased reliance on offshore operations and foreign sources of products or raw materials increases the likelihood of disruptions to our supply chain or our ability to deliver products to our customers on a timely basis.

During recent years, we have expanded our operations in China, and in addition we have been purchasing an increasing share of our products and raw materials from offshore sources. At the same time, our domestic manufacturing capacity for the upholstery fabrics segment has been greatly reduced. These changes have caused the company to place greater reliance on a much longer supply chain and on a larger number of suppliers that we do not control, both of which are inherently subject to greater risks of delay or disruption. In addition, operations and sourcing in foreign areas are subject to the risk of changing local governmental rules, taxes, changes in import rules or customs, potential political unrest, or other threats that could disrupt or increase the costs of operating in foreign areas or sourcing products overseas. Changes in the value of the U.S. dollar versus other currencies can affect the company's financial results because a significant portion of the company's operations are located outside the United States. Strengthening of the U.S. dollar against other currencies can have a negative impact on the company's sales of products produced in those countries. Any of the risks associated with foreign operations and sources could cause unanticipated increases in operating costs or disruptions in business, which could negatively impact our ultimate financial results.

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

Further write-offs or write-downs of assets would result in a decrease in our earnings and shareholders' equity.

The company has long-lived assets, consisting mainly of property, plant and equipment and goodwill. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived," establishes an impairment accounting model for long-lived assets such as property, plant, and equipment and requires the company to assess for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill be tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. When assets are taken out of service, which has occurred recently on several occasions in connection with our restructuring activities, they must be tested for impairment, which can result in significant write-downs in the value of those assets. Restructuring activities and other tests for impairment have resulted and could in the future result in the write-down of a portion of our long-lived assets and a corresponding reduction in earnings and net worth. In fiscal 2008, the company experienced asset write-downs of property, plant and equipment of $792,000, of which $503,000 related to the upholstery fabrics segment and $289,000 related to the mattress fabrics segment. In addition we reported a net deferred income tax asset of $32.3 million as of April 27, 2008. The valuation of this asset must be tested on a periodic basis against the likelihood of realizing its full value, and our continued ability to carry this asset at its full value depends upon our ability to generate taxable income in the future attributable to U.S. operations.

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

Higher prices for electricity, natural gas and fuel increase our production and shipping costs. A significant shortage, increased prices, or interruptions in the availability of these energy sources would increase the costs of producing and delivering products to our customers, and would be likely to adversely affect our earnings. In many cases, we are not able to pass along the full extent of increases in our production costs to customers through price increases. During fiscal 2008, energy prices increased significantly, in part due to increases in the price of oil and other petrochemical products. Although some price increases were implemented to offset the effect of these increased costs, we were not able to fully recoup these costs, and operating margins were negatively affected. Further increases in energy costs could have a negative effect on our earnings.

Business difficulties or failures of large customers could result in a decrease in our sales and earnings.

We currently have several customers that account for a substantial portion of our sales. In the mattress fabric segment, several large bedding manufacturers have large market shares and comprise a significant portion of our mattress fabric sales, with Sealy Corporation accounting for approximately 11% of consolidated net sales in fiscal 2008. In the upholstery fabrics segment, La-Z-Boy Incorporated accounted for approximately 11% of consolidated net sales during fiscal 2008, and several other large furniture manufacturers comprised a significant portion of sales. A business failure or other significant financial difficulty by one or more of our major customers could cause a significant loss in sales, an adverse effect on our earnings, and difficulty in collection of our trade accounts receivable.

If we are unable to manage our cash effectively, we will not have funds available to repay debt and to maintain the flexibility necessary for successful operation of our business.

Our ability to meet our cash obligations depends on our operating cash flow, access to trade credit, and our ability to borrow under our debt agreements. In addition to the cash needs of operating our business, we have substantial debt repayments that are due over the next several years on our unsecured senior notes (see note 12 to the consolidated financial statements). Our ability to generate cash flow going forward will depend upon our ability to generate profits from our business, and we have not been able to generate earnings on a consistent basis in recent years. If we are not able to generate cash during the coming year, we may not be able to provide the funds needed to operate and maintain our business or to make payments on our debt as they become due.

Further loss of market share due to competition would result in further declines in sales and could result in additional losses or decreases in earnings.

Our business is highly competitive, and in particular the upholstery fabric industry is fragmented and is experiencing an increase in the number of competitors. As a result, we face significant competition from a large number of competitors, both foreign and domestic. We compete with many other manufacturers of fabric, as well as converters who source fabrics from various producers and market them to manufacturers of furniture and bedding. In many cases, these fabrics are sourced from foreign suppliers who have a lower cost structure than the company. The highly competitive nature of our business means we are constantly subject to the risk of losing market share. Our sales have decreased significantly over the past five years due in part to the increased number of competitors in the marketplace, especially foreign sources of fabric. As a result of increased competition, there have been deflationary pressures on the prices for many of our products, which make it more difficult to pass along increased operating costs such as raw materials, energy or labor in the form of price increases and puts downward pressure on our profit margins. Also, the large number of competitors and wide range of product offerings in our business can make it more difficult to differentiate our products through design, styling, finish and other techniques.

If we fail to anticipate and respond to changes in consumer tastes and fashion trends, our sales and earnings may decline.

Demand for various types of upholstery fabrics and mattress coverings change over time due to fashion trends and changing consumer tastes for furniture and bedding. Our success in marketing our fabrics depends upon our ability to anticipate and respond in a timely manner to fashion trends in home furnishings. If we fail to identify and respond to these changes, our sales of these products may decline. In addition, incorrect projections about the demand for certain products could cause the accumulation of excess raw material or finished goods inventory, which could lead to inventory mark-downs and further decreases in earnings.

An economic downturn could result in a decrease in our sales and earnings.

Overall demand for our products depends upon consumer demand for furniture and bedding, which is subject to variations in the general economy. Because purchases of furniture or bedding are discretionary purchases for most individuals and businesses, demand for these products is sometimes more easily influenced by economic trends than demand for other products. Economic downturns can affect consumer spending habits and demand for home furnishings, which reduces the demand for our products and therefore could cause a decrease in our sales and earnings. The recent economic slowdown and increase in energy prices have caused a decrease in consumer spending and demand for home furnishings, including goods that incorporate our products.

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

Our products and raw materials are and will continue to be subject to regulation in the United States by various federal, state and local regulatory authorities. In addition, other governments and agencies in other jurisdictions regulate the manufacture, sale and distribution of our products and raw materials. For example, standards for flame resistance of fabrics have been recently adopted on a nationwide basis. Also, rules and restrictions regarding the importation of fabrics and other materials, including custom duties, quotas and other regulations, are continually changing. Environmental laws, labor laws, tax regulations and other regulations also continually affect our business. All of these rules and regulations can and do change from time to time, which can increase our costs or require us to make changes in our manufacturing processes, product mix, sources of products and raw materials, or distribution. Changes in the rules and regulations applicable to our business may negatively impact our sales and earnings.

We must maintain market capitalization and shareholders equity limits for continued listing on the New York Stock Exchange.

Our common stock is currently traded on the New York Stock Exchange (NYSE). Under the NYSE's current listing standards, we are required to have market capitalization or shareholders equity of more than $75 million to maintain compliance with continued listing standards. The company's market capitalization fell below $75 million during fiscal 2006 and parts of fiscal 2007. Our shareholders' equity was below $75 million at the end of fiscal 2006 and during the first half of fiscal 2007. As a result, we were listed during fiscal 2007 as "below compliance" with NYSE listing standards, and we were required to submit a plan regarding our ability to return to and maintain compliance with these standards. If we are not able to maintain compliance with the NYSE standards, our stock will be delisted from trading on the NYSE, resulting in the need to find another market on which our stock can be listed or causing our stock to cease to be traded on an active market, which could result in a reduction in the liquidity for our stock and a reduction in demand for our stock. As of April 27, 2008, our market capitalization over a 30 trading-day period and shareholders' equity exceeded the level required for continued listing on the NYSE. The company was notified by the NYSE during fiscal 2008 that it had been removed from the NYSE "watch list" and is now considered a company in good standing under the NYSE's continuing listing standards.


                       ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

                               ITEM 2. PROPERTIES

The company's headquarters are located in High Point, North Carolina. As of the end of fiscal 2008, the company owned or leased nine active manufacturing and distribution facilities, a corporate headquarters, and a small inactive distribution facility. The following is a list of the company's principal administrative, manufacturing and distribution facilities. The manufacturing facilities and distribution centers are organized by segment.

                                                                                     Approx.
                                                                                   Total Area        Expiration
Location                                     Principal Use                          (Sq. Ft.)       of Lease (1)
--------                                     -------------                           --------       ------------

o   Administrative:
        High Point, North Carolina (5)       Upholstery fabric division                55,000            Owned
                                             offices and corporate
                                             headquarters
o   Mattress Fabrics:
        Stokesdale, North Carolina           Manufacturing, distribution,             230,000            Owned
                                             and division offices
        St. Jerome, Quebec, Canada           Manufacturing                            202,500            Owned

o   Upholstery Fabrics:
        Anderson, South Carolina             Manufacturing                             99,000            Owned
        Burlington, North Carolina           Finished goods distribution              132,000             2009
        Shanghai, China                      Manufacturing and offices                 69,000             2009
        Shanghai, China                      Manufacturing and distribution           100,000             2010
        Shanghai, China                      Manufacturing and warehousing             90,000             2012
        Shanghai, China (3)                  Manufacturing and warehousing            139,000             2012
        Shanghai, China (4)                  Manufacturing and warehousing            101,632             2010

o   Inactive:
        Tupelo, Mississippi (2)              Idle                                      57,000             2008

----------------------------------------------------
(1) Includes all options to renew, except for inactive properties.
(2) Facility was closed in June 2007. Lease expires on December 31, 2008.
(3) Represents two separate facilities under one lease.
(4) Represents new facility dedicated to cut and sew operations.
(5) Effective October 29, 2007, the company adopted a plan to sell its corporate headquarters as the company is only utilizing one-half of the available space and with the sale can lower costs and reduce debt. The company expects that the final sale and disposal of the assets will be completed within a year from the date the plan was adopted and the sales proceeds will be applied against the $6.3 million mortgage balance.

The company believes that its facilities are in good condition, well-maintained and suitable and adequate for present utilization. Due to the continuation of significant restructuring efforts in the upholstery fabrics segment during fiscal 2008, including closing multiple plant locations, determining an accurate measure of capacity in this segment is difficult. In the mattress fabrics segment, however, management has estimated that the company has manufacturing capacity to produce approximately 2% more products (measured in yards) than it sold during fiscal 2008. In addition, the company has the ability to source additional mattress ticking and upholstery fabrics from outside suppliers, further increasing its ultimate output of finished goods.

                            ITEM 3. LEGAL PROCEEDINGS

A lawsuit was filed against the company and other defendants (Chromatex, Inc., Rossville Industries, Inc., Rossville Companies, Inc. and Rossville Investments, Inc.) on February 5, 2008 in United States District Court for the Middle District of Pennsylvania. The plaintiffs are Alan Shulman, Stanley Siegel, Ruth Cherenson as Personal Representative of Estate of Alan Cherenson, and Adrienne Rolla and M.F. Rolla as Executors of the Estate of Joseph Byrnes. The plaintiffs were partners in a general partnership that formerly owned a manufacturing plant in West Hazleton, Pennsylvania (the "Site"). Approximately two years after this general partnership sold the Site to defendants Chromatex, Inc. and Rossville Industries, Inc. the company leased and operated the Site as part of the company's Rossville/Chromatex division. The lawsuit involves court judgments that have been entered against the plaintiffs and against defendant Chromatex, Inc. requiring them to pay costs incurred by the United States Environmental Protection Agency ("USEPA") responding to environmental contamination at the Site, in amounts approximating $8.6 million. Neither USEPA nor any other governmental authority has asserted any claim against the company on account of these matters. The plaintiffs seek contribution from the company and other defendants and a declaration that the company and the other defendants are responsible for environmental response costs under environmental laws and certain agreements. The company does not believe it has any liability for the matters described in this litigation and intends to defend itself vigorously. In addition, the company has an indemnification agreement with certain other defendants in the litigation pursuant to which the other defendants agreed to indemnify the company for any damages it incurs as a result of the environmental matters that are subject of this litigation and consequently no reserve has been recorded.


                       ITEM 4. SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter ended April 27, 2008.


                                     PART II

                   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON
                    EQUITY, RELATED STOCKHOLDER MATTERS, AND
                      ISSUER PURCHASES OF EQUITY SECURITIES


Registrar and Transfer Agent

         Computershare Trust Company, N.A.
         c/o Computershare Investor Services
         Post Office Box 43078
         Providence, Rhode Island 02940-3078
         (800) 254-5196
         (781) 575-2879 (Foreign shareholders) www.computershare.com

Stock Listing

Culp, Inc. common stock is traded on the New York Stock Exchange ("NYSE") under the symbol CFI. As of April 27, 2008, Culp, Inc. had approximately 1,550 shareholders based on the number of holders of record and an estimate of individual participants represented by security position listings.

The company has received notification from the NYSE that it is now considered a "company in good standing" under the NYSE's continued listing standards and will be removed from its "Watch List." The NYSE's decision comes as a result of the company's consistent positive performance with respect to its business plan submitted to the NYSE in September 2006 and its compliance with the NYSE's minimum market capitalization and shareholders' equity standard over the past six quarters. After a twelve month follow up period to ensure continuing compliance, the company will be subject to normal NYSE monitoring procedures.

Analyst Coverage

These analysts cover Culp, Inc.:

         Morgan Keegan - Laura Champine, CFA
         Raymond, James & Associates - Budd Bugatch, CFA
         Value Line - Craig Sirois

Dividends and Share Repurchases

The company has not paid a cash dividend to its shareholders during the past two years, and our current agreements with our lenders prohibit the payment of such dividends. In addition, we have not repurchased any of our common stock during the past two years, and our current agreements with our lenders prohibits such share repurchases.

Performance Comparison

The following graph shows changes over the five-year period ended April 27, 2008 in the value of $100 invested in (1) the common stock of the company, (2) the Hemscott Textile Manufacturing Group Index (formerly named Core Data Textile Manufacturing Group Index) reported by Standard and Poor's, consisting of twenty-nine companies (including the company) in the textile industry, and (3) the Standard & Poor's 500 Index.

The graph assumes an initial investment of $100 at the end of fiscal 2003 and the reinvestment of all dividends during the periods identified.

See attached table.




Market Information

See Item 6, Selected Financial Data, and Selected Quarterly Data in Item 8, for market information regarding the company's common stock.

                                            ITEM 6. SELECTED FINANCIAL DATA

                                                                                                               percent
(amounts in thousands,                 fiscal        fiscal       fiscal         fiscal           fiscal        change
 except per share amounts)              2008          2007         2006           2005             2004      2008/2007
------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) STATEMENT DATA
  net sales                       $   254,046        250,533        261,101        286,498        318,116          1.4%
  cost of sales (6)                   220,887        219,328        237,233        260,341        259,794          0.7
------------------------------------------------------------------------------------------------------------------------
  gross profit                         33,159         31,205         23,868         26,157         58,322          6.3
  selling, general, and
   administrative expenses (6)         23,973         27,030         28,954         35,357         41,019        (11.3)
  goodwill impairment                       -              -              -          5,126              -            -
  restructuring (credit) expense
   and asset impairment (6)               886          3,534         10,273         10,372         (1,047)       (74.9)
------------------------------------------------------------------------------------------------------------------------
  income (loss) from operations         8,300            641        (15,359)       (24,698)        18,350          N.M.
  interest expense                      2,975          3,781          4,010          3,713          5,528        (21.3)
  interest income                        (254)          (207)          (126)          (134)          (376)        22.7
  early extinguishment of debt              -              -              -              -          1,672            -
  other expense                           736             68            634            517            750        982.4
------------------------------------------------------------------------------------------------------------------------
  income (loss) before income                                                                                      N.M.
   taxes                                4,843         (3,001)       (19,877)       (28,794)        10,776
  income taxes                           (542)        (1,685)        (8,081)       (10,942)         3,556        (67.8)
------------------------------------------------------------------------------------------------------------------------
  net income (loss)               $     5,385         (1,316)       (11,796)       (17,852)         7,220          N.M.
========================================================================================================================
  depreciation (7)                      5,548          7,849         14,362         18,884         13,642        (29.3)
========================================================================================================================
  weighted average shares
   outstanding                         12,624         11,922         11,567         11,549         11,525          5.9
  weighted average shares
   outstanding, assuming dilution      12,765         11,922         11,567         11,549         11,777          7.1
========================================================================================================================
PER SHARE DATA
  net income (loss) per share -
   basic                          $      0.43          (0.11)         (1.02)         (1.55)          0.63          N.M.
  net income (loss) per share -
   diluted                        $      0.42          (0.11)         (1.02)         (1.55)          0.61          N.M.
------------------------------------------------------------------------------------------------------------------------

  book value                             6.83           6.29           6.39           7.43           8.95          8.6
========================================================================================================================
BALANCE SHEET DATA
  operating working capital (5)   $    38,368         46,335         44,907         56,471         64,441        (17.2)%
  property, plant and equipment,
   net                                 32,939         37,773         44,639         66,032         77,770        (12.8)
  total assets                        148,029        159,946        157,467        176,123        193,816         (7.5)
  capital expenditures                  6,928          4,227          6,470         14,360          6,747         63.9
  long-term debt and lines of
   credit (1)                          21,423         40,753         47,722         50,550         51,030        (47.4)
  shareholders' equity                 86,359         79,077         74,523         85,771        103,391          9.2
  capital employed (3)                102,868        109,661        112,531        131,214        139,853         (6.2)
========================================================================================================================
RATIOS & OTHER DATA
  gross profit margin                    13.1%          12.5%           9.1%           9.1%          18.3%
  operating income (loss) margin          3.3%           0.3%          (5.9)%         (8.6)%          5.8%
  net income (loss) margin                2.1%          (0.5)%         (4.5)%         (6.2)%          2.3%
  effective income tax rate             (11.2)%         56.1%          40.7%          38.0%          33.0%
  long-term debt to total capital
   employed ratio (1)                    20.8%          37.2%          42.4%          38.5%          36.5%
  operating working capital
   turnover (5)                           5.8            5.3            5.0            4.8            5.2
  days sales in receivables                37             41             39             35             34
  inventory turnover                      5.8            5.7            5.4            5.2            5.3
==============================================================================================================
STOCK DATA
 stock price
   high                            $    12.30           8.52           5.23           9.10          12.28
   low                                   6.12           4.24           3.83           4.20           5.05
   close                                 7.53           8.50           4.64           4.70           8.61
 P/E ratio (2)
   high (4)                                29            N.M.           N.M.           N.M.            20
   low (4)                                 15            N.M.           N.M.           N.M.             8
 daily average trading volume
   (shares)                              38.3           17.8           12.5           21.1           55.9
==============================================================================================================
(1)  Long-term debt includes long-term and current maturities of long-term debt and lines of credit.
(2)  P/E ratios based on trailing 12-month net income per share.
(3)  Capital employed includes long-term and current maturities of long-term debt, lines of credit, and shareholders'
     equity, offset by cash and cash equivalents.
(4)  N.M - Not meaningful
(5)  Operating working capital for this calculation is accounts receivable, inventories and offset by accounts payable.
(6)  The company incurred restructuring and related charges in fiscal 2008, 2007, 2006 and 2005. See note 3 of the company's consolidated financial statements
(7)  Includes accelerated depreciation of $1.2, $5.0 and $6.0 million for fiscal 2007, 2006 and 2005, respectively.
     No accelerated depreciation was recorded in fiscal 2008 and 2004.

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes attached thereto.

Overview

The company's fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The years ended April 27, 2008, and April 29, 2007, each included 52 weeks. The company's operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment primarily manufactures, sources, and sells fabrics to bedding manufacturers. The upholstery fabrics segment sources, manufacturers and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

The company evaluates the operating performance of its segments based upon income (loss) from operations before restructuring and related charges or credits, certain unallocated corporate expenses, and certain other non-recurring items. Unallocated corporate expenses represent primarily compensation and benefits for certain executive officers and all costs related to being a public company. Segment assets include assets used in the operation of each segment and primarily consist of accounts receivable, inventories, and property, plant and equipment. The mattress fabrics segment also includes in segment assets, assets held for sale, goodwill, and other current and non-current assets associated with the ITG acquisition. The upholstery fabrics segment also includes assets held for sale in segment assets.

The company's net sales for fiscal 2008 increased 1% to $254.0 million, compared with $250.5 million for fiscal 2007. The overall sales increase reflects an increase in mattress fabric sales mostly offset by a decrease in upholstery fabric sales in fiscal 2008. The sales increase in the mattress fabrics segment reflects the incremental sales related to the company's acquisition of ITG's mattress fabrics product line in January 2007 and a shift in the product mix toward knitted fabrics, which have a higher selling price. The sales decline in the upholstery fabrics segment reflects very weak demand industry wide, as well as continued soft demand for U.S. produced upholstery fabrics driven by consumer preference for leather and suede furniture and other imported furniture and fabrics.

The company reported net income of $5.4 million, or $0.42 per share diluted, compared with a net loss of $1.3 million, or $0.11 per share diluted in fiscal 2007. This overall improvement in net income reflects a significant decrease in restructuring and related charges in fiscal 2008 to $2.9 million compared with $8.4 million in fiscal 2007. Also, this overall improvement reflects an increase in operating income in the mattress fabrics segment due to higher sales volume and full plant utilization related to the company's acquisition of ITG' mattress fabrics product line. The results also reflect a decrease in operating income in the upholstery fabrics segment due to the very difficult operating environment for the retail furniture industry, as discretionary consumer spending for furniture continues to be very soft due to a slowing economy, weak housing market and high energy prices.

Results of Operations

The following table sets forth certain items in the company's consolidated statements of net income (loss) as a percentage of net sales.

                                                 2008    2007    2006
                                                -----   -----   -----
Net sales                                       100.0%  100.0%  100.0%
Cost of sales                                    86.9    87.5    90.9
                                                -----   -----   -----
     Gross profit                                13.1    12.5     9.1
Selling, general and administrative expenses      9.4    10.8    11.1
Restructuring expense                             0.3     1.4     3.9
                                                -----   -----   -----
     Income (loss) from operations                3.3     0.3    (5.9)
Interest expense, net                             1.1     1.4     1.5
Other expense                                     0.3     0.0     0.2
                                                -----   -----   -----
     Income (loss) before income taxes            1.9    (1.2)   (7.6)
Income taxes *                                  (11.2)   56.1    40.7
                                                -----   -----   -----
     Net income (loss)                            2.1%   (0.5)%  (4.5)%
                                                =====   =====   =====

* Calculated as a percentage of income (loss) before income taxes.


The following tables set forth the company's sales, gross profit, selling, general, and administrative expenses, and operating income (loss) by segment for the fiscal years ended April 27, 2008, April 29, 2007, and April 30, 2006.

                                                    CULP, INC.
                            SALES, GROSS PROFIT AND OPERATING INCOME (LOSS) BY SEGMENT
                           FOR THE TWELVE MONTHS ENDED APRIL 27, 2008 AND APRIL 29, 2007

                                                        (Amounts in thousands)

                                                                         YEARS ENDED
                                          -------------------------------------------------------------------------
                                                   Amounts                              Percent of Total Sales
                                          --------------------------               --------------------------------
                                           April 27,      April 29,       % Over    April 27,          April 29,
Net Sales by Segment                         2008           2007         (Under)      2008               2007
---------------------------------------   ------------    ----------    ---------- --------------    --------------

Mattress Fabrics                         $    138,064       107,797        28.1 %         54.3 %             43.0 %
Upholstery Fabrics                            115,982       142,736       (18.7)%         45.7 %             57.0 %
                                          ------------    ----------    ---------- --------------    --------------

     Net Sales                           $    254,046       250,533         1.4 %        100.0 %            100.0 %
                                          ============    ==========    ========== ==============    ==============

Gross Profit by Segment                                                                  Gross Profit Margin
---------------------------------------                                            --------------------------------

Mattress Fabrics                         $     22,576        18,610        21.3 %         16.4 %             17.3 %
Upholstery Fabrics                             12,829        17,397       (26.3)%         11.1 %             12.2 %
                                          ------------    ----------    ---------- --------------    --------------
     Subtotal                                  35,405        36,007        (1.7)%         13.9 %             14.4 %

Loss on impairment of equipment                  (289) (1)        -      (100.0)%         (0.1)%              0.0 %
Restructuring related charges                  (1,957) (2)   (4,802) (4)  (59.2)%         (0.8)%             (1.9)%
                                          ------------    ----------    ---------- --------------    --------------

     Gross Profit                        $     33,159        31,205         6.3 %         13.1 %             12.5 %
                                          ============    ==========    ========== ==============    ==============

Selling, General and Administrative
 expenses by Segment                                                                       Percent of Sales
---------------------------------------                                            --------------------------------

Mattress Fabrics                         $      8,457         7,856         7.7 %          6.1 %              7.3 %
Upholstery Fabrics                             11,650        15,065       (22.7)%         10.0 %             10.6 %
Unallocated Corporate expenses                  3,797         4,051        (6.3)%          1.5 %              1.6 %
                                          ------------    ----------    ---------- --------------    --------------
     Subtotal                                  23,904        26,972       (11.4)%          9.4 %             10.8 %

Restructuring related charges                      69  (2)       58  (4)   19.0 %          0.0 %              0.0 %
                                          ------------    ----------    ---------- --------------    --------------

    Selling, General and Administrative
     expenses                            $     23,973        27,030       (11.3)%          9.4 %             10.8 %
                                          ============    ==========    ========== ==============    ==============

Operating Income (loss) by Segment                                                 Operating Income (Loss) Margin
---------------------------------------                                            --------------------------------

Mattress Fabrics                         $     14,118        10,754        31.3 %         10.2 %             10.0 %
Upholstery Fabrics                              1,180         2,332       (49.4)%          1.0 %              1.6 %
Unallocated corporate expenses                 (3,797)       (4,051)       (6.3)%         (1.5)%             (1.6)%
                                          ------------    ----------    ---------- --------------    --------------
        Subtotal                               11,501         9,035        27.3 %          4.5 %              3.6 %

Loss on impairment of equipment                  (289) (1)        -      (100.0)%         (0.1)%              0.0 %
Restructuring expense and restructuring
 related charges                               (2,912) (3)   (8,394) (5)  (65.3)%         (1.1)%             (3.4)%
                                          ------------    ----------    ---------- --------------    --------------

     Operating income                    $      8,300           641         N.M.           3.3 %              0.3 %
                                          ============    ==========    ========== ==============    ==============

Depreciation by Segment
---------------------------------------

Mattress Fabrics                         $      3,443         3,679        (6.4)%
Upholstery Fabrics                              2,105         2,923       (28.0)%
                                          ------------    ----------    ----------
     Subtotal                                   5,548         6,602       (16.0)%
Accelerated Depreciation                            -         1,247      (100.0)%
                                          ------------    ----------    ----------
Total Depreciation                       $      5,548         7,849       (29.3)%
                                          ============    ==========    ==========

(1)  The $289 represents  impairment losses on older and existing equipment that is being replaced by newer and more efficient  equipment.  This  impairment loss pertains to the mattress fabrics segment.
(2)  The $1.9 million  restructuring  related charge represents $1.0 million for inventory  markdowns and $954 for other  operating  costs  associated  with closed plant facilities.  The $69  restructuring  related charge represents other operating costs associated with closed plant facilities.
(3)  The $2.9 million  represents  $1.0 million for  inventory  markdowns,  $1.0 million for other operating costs associated with closed plant  facilities,
     $533 for lease  termination  and other exit costs,  $503 for write-downs of buildings and equipment,  $189 for asset movement  costs,  $23 for employee termination  benefits,  and a credit of $362 for sales proceeds received on equipment with no carrying  value.  Of this total charge,  $1.9 million was recorded  in cost of sales,  $69 was  recorded  in  selling,  general,  and administrative  expenses, and $886 was recorded in restrucuturing  expense.
     The total $2.9  restructuring and related charge pertains to the upholstery fabrics segment.
(4)  The $4.8 million represents  restructuring  related charges of $2.4 million for inventory  markdowns,  $1.2 million for accelerated  depreciation,  and
     $1.2  million  for other  operating  costs  associated  with  closed  plant facilities. The $58 represents other operating costs associated with closed plant facilities.
(5)  The $8.4  million  represents  restructuring  and  related  charges of $2.4 million for inventory markdowns, $1.5 million for write-downs and buildings and  equipment,  $1.4 million for asset  movement  costs,  $1.2 million for accelerated depreciation, $1.2 million for other operating costs associated with  the  closing  of plant  facilities,  $909  for  employee  termination benefits,  $706 for lease termination and other exit costs, and a credit of
     $930 for sales proceeds  received on equipment with no carrying  value.  Of this total  charge,  $4.8  million was  recorded in cost of sales,  $58 was recorded in selling, general, and administrative expenses, and $3.5 million was recorded in restructuring  expense.  The total $8.4  restructuring  and related charge pertains to the upholstery fabrics segment.

                                                  CULP, INC.
                          SALES, GROSS PROFIT AND OPERATING INCOME (LOSS) BY SEGMENT
                        FOR THE TWELVE MONTHS ENDED APRIL 29, 2007 AND APRIL 30, 2006

                                            (Amounts in thousands)

                                                                      YEARS ENDED
                                         ---------------------------------------------------------------------
                                                  Amounts                           Percent of Total Sales
                                         -------------------------               -----------------------------
                                          April 29,     April 30,       % Over   April 29,      April 30,
Net Sales by Segment                        2007          2006         (Under)     2007           2006
---------------------------------------  -----------    ----------    ---------- -----------  ----------------

Mattress Fabrics                        $   107,797        93,688       15.1 %        43.0 %           35.9 %
Upholstery Fabrics                          142,736       167,413      (14.7)%        57.0 %           64.1 %
                                         -----------    ----------    ---------- -----------  ----------------

     Net Sales                          $   250,533       261,101       (4.0)%       100.0 %          100.0 %
                                         ===========    ==========    ========== ===========  ================

Gross Profit by Segment                                                              Gross Profit Margin
---------------------------------------                                          -----------------------------

Mattress Fabrics                        $    18,610        13,579       37.0 %        17.3 %           14.5 %
Upholstery Fabrics                           17,397        14,909       16.7 %        12.2 %            8.9 %
                                         -----------    ----------    ---------- -----------  ----------------
     Subtotal                                36,007        28,488       26.4 %        14.4 %           10.9 %

Restructuring related charges                (4,802) (1)   (4,620) (4)   3.9 %        (1.9)%           (1.8)%
                                         -----------    ----------    ---------- -----------  ----------------

     Gross Profit                       $    31,205        23,868       30.7 %        12.5 %            9.1 %
                                         ===========    ==========    ========== ===========  ================

Sales, General and Administrative
 expenses by Segment                                                                  Percent of Sales
---------------------------------------                                          -----------------------------

Mattress Fabrics                        $     7,856         6,724       16.8 %         7.3 %            7.2 %
Upholstery Fabrics                           15,065        15,863       (5.0)%        10.6 %            9.5 %
Unallocated corporate expenses                4,051         3,345       21.1 %         1.6 %            1.3 %
                                         -----------    ----------    ---------- -----------  ----------------
   Subtotal                                  26,972        25,932        4.0 %        10.8 %            9.9 %

Restructuring related charges                    58  (2)    3,022  (5) (98.1)%         0.0 %            1.2 %
                                         -----------    ----------    ---------- -----------  ----------------

     Selling, General and
      Administrative expenses           $    27,030        28,954       (6.6)%        10.8 %           11.1 %
                                         ===========    ==========    ========== ===========  ================

Operating Income (loss) by Segment                                              Operating Income (Loss) Margin
---------------------------------------                                         ------------------------------

Mattress Fabrics                        $    10,754         6,855       56.9 %        10.0 %            7.3 %
Upholstery Fabrics                            2,332          (954)     344.4 %         1.6 %           (0.6)%
Unallocated corporate expenses               (4,051)       (3,345)     (21.1)%        (1.6)%           (1.3)%
                                         -----------    ----------    ---------- -----------  ----------------
     Subtotal                                 9,035         2,556      253.5 %         3.6 %            1.0 %

Restructuring expense and restructuring
 related charges                             (8,394) (3)  (17,915) (6) (53.1)%        (3.4)%           (6.9)%
                                         -----------    ----------    ---------- -----------  ----------------

     Operating Income (loss)            $       641       (15,359)     104.2 %         0.3 %           (5.9)%
                                         ===========    ==========    ========== ===========  ================

Depreciation by Segment
---------------------------------------

Mattress Fabrics                        $     3,679         3,662        0.5 %
Upholstery Fabrics                            2,923         5,740      (49.1)%
                                         -----------    ----------    ----------
     Subtotal                                 6,602         9,402      (29.8)%
Accelerated Depreciation                      1,247         4,960      (74.9)%
                                         -----------    ----------    ----------
Total Depreciation                      $     7,849        14,362      (45.3)%
                                         ===========    ==========    ==========

(1)  The $4.8 million represents  restructuring  related charges of $2.4 million for inventory markdowns,  $1.2 million for accelerated  depreciation,  $1.2
     million  for  operating   costs   associated  with  the  closing  of  plant
     facilities.
(2)  The $58 represents  operating  costs  associated  with the closing of plant facilities.
(3)  The $8.4  million  represents  restructuring  and  related  charges of $2.4 million for inventory markdowns,  $1.5 million for write-downs of buildings and  equipment,  $1.4 million for asset  movement  costs,  $1.2 million for accelerated depreciation,  $1.2 million for operating costs associated with the closing of plant facilities,  $909 for employee  termination  benefits,
     $706 for lease  termination and other exit costs,  and a credit of $930 for sales proceeds  received on equipment with no carrying value. Of this total charge, $4.8 million, $58, and $3.5 million were included in cost of sales, selling,  general, and administrative  expenses, and restructuring expense, respectively.
(4)  The $4.6 million represents  restructuring  related charges of $2.0 million for inventory markdowns, $1.9 million for accelerated depreciation and $665 for operating costs associated with closing of plant facilities.
(5)  The $3.0 million represents accelerated depreciation.
(6)  The $17.9  million  represents  restructuring  and related  charges of $6.0 million for  write-downs  of  buildings  and  equipment,  $5.0  million for accelerated  depreciation,  $2.2  million for asset  movement  costs,  $2.0 million for  inventory  markdowns,  $1.7 million for  employee  termination benefits,  $665 for operating  costs  associated  with the closing of plant facilities,  and $316 for lease  termination  and other exit costs. Of this total charge $4.6 million, $3.0 million, and $10.3 million were included in
     cost  of  sales,  selling,   general,  and  administrative   expenses,  and
     restructuring expense, respectively.

2008 compared with 2007

Restructuring and Related Charges

During fiscal 2008, total restructuring and related charges incurred were $2.9 million, of which $1.0 million related to inventory markdowns, $1.0 million for other operating costs associated with closed plant facilities, $533,000 for lease termination and other exit costs, $503,000 for write-downs of buildings and equipment, $189,000 for asset movement costs, $23,000 for employee termination benefits, and a credit of $362,000 for sales proceeds received on equipment with no carrying value. Of this total charge, $1.9 million was recorded in cost of sales, $69,000 was recorded in selling, general, and administrative expenses, and $866,000 was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income. Of this total charge, $1.4 million and $1.5 million represent cash and non-cash charges, respectively.

During fiscal 2007, total restructuring and related charges incurred were $8.4 million, of which $2.4 million related to inventory markdowns, $1.5 million for write-downs of buildings and equipment, $1.4 million for asset movement costs, $1.2 million for accelerated depreciation, $1.2 million for operating costs associated with closed plant facilities, $909,000 for employee termination benefits, $706,000 for lease termination and other exit costs, and a credit of $930,000 for sales proceeds received on equipment with no carrying value. Of this total charge, $4.8 million was recorded in cost of sales, $58,000 was recorded in selling, general, and administrative expenses, and $3.5 million was recorded in restructuring expense in the 2007 Consolidated Statement of Loss. Of this total charge, $3.3 million and $5.1 million represent cash and non-cash charges, respectively.

A detailed explanation of each of the company's significant restructuring plans for fiscal 2008 and 2007 are presented below.

December 2006-Upholstery Fabrics

On December 12, 2006, the company's board of directors approved a restructuring plan within the upholstery fabrics segment to consolidate the company's U.S. upholstery fabrics manufacturing facilities and outsource its specialty yarn production. This process involved closing the company's weaving plant located in Graham, NC, and closing the yarn plant located in Lincolnton, NC. The company has transferred certain production from the Graham plant to its Anderson, SC and Shanghai, China plant facilities as well as a small portion to contract weavers. As a result of these two plant closures, the company reduced the number of associates by approximately 185 people.

During fiscal 2008, total restructuring and related charges incurred for this restructuring plan were $2.9 million of which $1.0 million related to inventory markdowns, $978,000 related to other operating costs associated with closed plant facilities, $503,000 related to write-downs of buildings and equipment, $467,000 related to lease termination and other exit costs, $189,000 related to asset movement costs, $171,000 related to employee termination benefits, and a credit of $362,000 related to sales proceeds received on equipment with no carrying value. Of this total charge, $1.9 million was recorded in cost of sales, $69,000 was recorded in selling, general, and administrative expenses, and $968,000 was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.

During fiscal 2007, total restructuring and related charges incurred for this restructuring plan were $6.7 million of which $2.2 million related to inventory markdowns, $1.3 million related to employee termination benefits, $1.2 million related to accelerated depreciation, $1.0 million related to write-downs of equipment, $461,000 related to asset movement costs, $241,000 related to lease termination and other exit costs, and $212,000 related to operating costs associated with the closed plant facilities. Of this total charge, $3.6 million was recorded in cost of sales and $3.1 million was recorded in restructuring expense in the 2007 Consolidated Statement of Loss.

April 2005-Upholstery Fabrics

In April 2005, the board of directors approved a restructuring plan within the upholstery fabrics segment designed to reduce costs, increase asset utilization, and improve profitability. The restructuring plan included consolidation of the company's velvet fabrics manufacturing operations, fixed manufacturing cost reductions in the decorative fabrics operation, and significant reductions in selling, general, and administrative expenses within the upholstery fabrics segment. Also, the company combined its sales, design, and customer service activities within the upholstery fabrics segment. As a result, on June 30, 2005 the company sold two buildings, both located in Burlington, NC, consisting of approximately 140,000 square feet for proceeds of $2,850,000. Overall, these restructuring actions reduced the number of associates by 350 people.

During fiscal 2008, the company recorded a restructuring credit of $35,000, of which a charge of $32,000 related to lease termination and other exit costs and a credit of $67,000 related to employee termination benefits. This credit of $35,000 was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.

During fiscal 2007, the total restructuring and related charges incurred for this restructuring plan were $1.1 million, of which approximately $671,000 related to asset movement costs, $321,000 related to operating costs associated with closed plant facilities, $238,000 related to inventory markdowns, $194,000 related to lease termination costs, $59,000 related to write-downs of equipment, a credit of $165,000 related to sales proceeds received on equipment with no carrying value, and a credit of $195,000 related to employee termination benefits. Of this total net charge, $564,000 was recorded in restructuring expense, $501,000 was recorded in cost of sales, and $58,000 was recorded in selling, general, and administrative expenses in the 2007 Consolidated Statement of Loss.

Segment Analysis

Mattress Fabrics Segment

Net Sales - For fiscal 2008, the mattress fabrics segment reported net sales of $138.1 million compared with $107.8 million for fiscal 2007, an increase of 28%. Mattress fabrics sales represented approximately 54% of total net sales for fiscal 2008, up from 43% in fiscal 2007. Mattress ticking yards sold during fiscal 2008 were 56.6 million compared with 45.8 million yards sold in fiscal 2007, an increase of 24%. These results primarily reflect the incremental sales related to the company's acquisition of ITG's mattress fabrics product line in January 2007. The average selling price for fiscal 2008 was $2.44 per yard compared with $2.35 in fiscal 2007, an increase of 4%. This trend reflects a shift in the product mix toward knitted fabrics, which have a higher average selling price. For the fourth quarter of fiscal 2008, the mattress fabrics segment reported net sales of $34.6 million compared with $38.1 million in the fourth quarter fiscal 2007, a decrease of 9%. This trend reflects the planned discontinuance of certain ITG products that did not fit Culp's business model and softer consumer bedding demand in the fourth quarter of fiscal 2008.

Operating Income - For fiscal 2008, the mattress fabrics segment reported operating income of $14.1 million, or 10.2% of net sales, compared with $10.8 million, or 10.0% of net sales, for fiscal 2007. The increase in operating income was primarily attributable to the incremental sales related to the ITG acquisition. This acquisition added approximately $35 million in sales with minimal additions to staffing and fixed assets. These results reflect higher raw material costs, increased Canadian operating expenses due to the strengthening of the Canadian currency as compared to fiscal 2007, the planned discontinuance of certain ITG products that did not fit Culp's business model, and softer consumer bedding demand in the fourth quarter of fiscal 2008.

To offset some of these higher costs, the company implemented a price increase, effective March 2008. In addition, the company is making strategic investments to enhance its manufacturing platform and provide additional reactive capacity in mattress fabrics. During the fourth quarter, the company began implementing a $5 million capital project that includes expansion of the weaving and finishing operations in the Stokesdale, NC facility. This project is expected to be completed during the first quarter of fiscal 2009. This equipment and additional capacity is expected to allow this segment to operate more efficiently on lower inventories and provide even faster response time to our customers. Additionally, this capital project should effectively position the company to pursue additional growth opportunities.

Selling, general, and administrative expenses as a percentage of net sales were 6.1% in fiscal 2008 compared with 7.3% in fiscal 2007. This trend primarily reflects the incremental sales from the ITG acquisition, without a corresponding increase to selling, general, and administrative expenses.

Segment Assets- Segment assets consist of accounts receivable, inventory, a non-compete agreement associated with the ITG acquisition, goodwill, assets held for sale, and property, plant and equipment. As of April 27, 2008, accounts receivable and inventory totaled $27.8 million, compared to $32.5 million at April 29, 2007. This decrease is primarily due to lower sales volume in the fourth quarter of fiscal 2008 compared with fiscal 2007 and improved inventory management. The decrease in sales volume in the fourth quarter of fiscal 2008 compared with fiscal 2007 is attributable to the planned discontinuance of certain ITG products that did not fit the company's business model. At April 29, 2007, other current assets for this segment also include a credit for future purchases of inventory associated with the ITG acquisition of $527,000. This credit for future purchases of inventory was fully utilized at April 27, 2008. As of April 27, 2008 and April 29, 2007 the carrying values of the ITG non-compete agreement were $789,000 and $1.1 million, respectively. As of April 27, 2008 and April 29, 2007, the carrying value of the segment's goodwill was $4.1 million.

At April 27, 2008, this segment had assets held for sale with carrying values totaling $35,000. The company adopted a plan to sell certain older equipment related to its mattress fabrics segment that is being replaced by newer and more efficient equipment. In connection with this plan of disposal, the company determined that the carrying value of this equipment of $513,000 exceeded its fair value of $224,000. Consequently, the company recorded an impairment loss of $289,000. This impairment loss of $289,000 was recorded in cost of sales in the 2008 Consolidated Statement of Net Income. The company received sales proceeds totaling $189,000 in fiscal 2008.

At April 27, 2008, property, plant and equipment totaled $21.7 million, compared with $22.8 million at April 29, 2007. The $21.7 million at April 27, 2008 represents property, plant, and equipment located in the U.S. of $13.1 million, located in Canada of $8.4 million, and various corporate allocations of $168,000. The $22.8 million represents property, plant, and equipment located in the U.S. of $10.9 million, located in Canada of $10.0 million, and various corporate allocations of $1.9 million. The corporate allocation of $1.9 million at April 29, 2007 primarily related to the corporate headquarters, which is classified in assets held for sale at April 27, 2008. (The plan to sell the corporate headquarters is discussed in more detail below under `Liquidity and Capital Resources.")

Upholstery Fabrics Segment

Net Sales - Upholstery fabric net sales (which include both fabric and cut and sewn kits) for fiscal 2008 were $115.9 million compared with $142.7 million in fiscal 2007, a decrease of 19%. Upholstery fabrics sales represented approximately 46% of total net sales for fiscal 2008, down from 57% in fiscal 2007. On a unit volume basis, total yards sold for fiscal 2008 decreased by 24% compared with fiscal 2007. Average selling price was $4.22 per yard for fiscal 2008 compared with $4.18 per yard in fiscal 2007. Upholstery fabric sales reflect very weak demand industry wide, as well as continued soft demand for U.S. produced upholstery fabrics driven by consumer preference for leather and suede furniture and other imported furniture and fabrics. Discretionary consumer spending for furniture continues to be very soft due to a slowing economy, weak housing market, and high energy prices.

Operating Income (Loss) - Operating income for fiscal 2008 was $1.2 million, or 1.0%, of net sales compared to operating income for fiscal 2007 of $2.3 million, or 1.6% of net sales. The company was able to report a profitable performance in this segment based on a significantly improved cost structure with its China platform and substantially reduced selling, general, and administrative expenses. While this segment has reported an operating profit in fiscal 2008 and 2007, the company believes it will be very challenging to report an operating profit in fiscal 2009 due to extremely weak consumer spending for furniture.

Selling, general, and administrative expenses in fiscal 2008 decreased 23% compared with fiscal 2007. This reduction is due to the company's restructuring activities regarding its U.S. upholstery fabric operations.

Non-U.S. Produced Sales - Net sales of upholstery fabrics produced outside the company's U.S. manufacturing operations were $75.9 million in fiscal 2008, a decrease of 8% from $82.4 million in fiscal 2007. Net sales of upholstery fabrics produced outside the company's U.S. operations accounted for approximately 66% of total upholstery fabric net sales in fiscal 2008 compared with 58% in fiscal 2007. Sales of cut and sewn kits increased 92% for fiscal 2008 compared with fiscal 2007. This trend toward higher non-U.S. produced sales in relation to U.S. produced net sales is expected to continue as the company's U.S. customers and furniture retailers have continued to move an increasing amount of their fabric and furniture purchases, including cut and sewn kits, to Asia. As a result, the company has moved with them and responded with an operation designed to meet their fabric needs.

The company's offshore upholstery fabric business is its China operation, which began manufacturing operations during the fourth quarter of fiscal 2004. This initiative involved a strategy to link the company's existing customer relationships, design expertise, and production technology with low-cost fabric manufacturing in China, while continuing to maintain high quality standards. The company is currently leasing six facilities in the Shanghai region of China, where fabrics sourced in China are inspected and tested to assure compliance with the company's quality standards before shipment to its customers. In many cases, additional value-added finishing steps are applied to the fabrics in China before shipment.

U.S. Produced Sales - Net sales of U.S. produced upholstery fabrics were $40.0 million in fiscal 2008, a decrease of 34% compared with $60.3 million in fiscal 2007. Net sales of upholstery fabrics produced in the U.S. were 34% of total upholstery fabric net sales in fiscal 2008 compared with 42% in fiscal 2007. In an attempt to offset this reduction in net sales, the company implemented a revised marketing strategy that provides customers with very quick delivery on targeted products at key price points. This strategy allows the company to drive more business on fewer products. These products are constructed primarily with Chinese sourced yarns. The company also implemented a significant price increase on its U.S. produced products during the fourth quarter of fiscal 2008.

In addition, management has continued to take very aggressive actions over the past several years to bring U.S. manufacturing costs and capacity in line with current and expected demand trends. As a result of these activities, the company now has one U.S. manufacturing facility operating in the upholstery fabrics segment compared with fourteen in fiscal 2001. As of April 27, 2008, the carrying value of the company's U.S. based upholstery fabrics fixed assets was $1.7 million, compared with approximately $3.4 million at the end of fiscal 2007 and $9.8 million at the end of fiscal 2006. Total U.S. employment in the company's upholstery fabric operations was 230 at the end of fiscal 2008 compared with 297 at the end of fiscal 2007 and 660 at the end of fiscal 2006.

Management believes it is strategically important to keep its one remaining U.S. upholstery fabrics facility operational, considering it is the sole manufacturer of velvet upholstery fabrics in the U.S., management remains committed to take additional steps if necessary to address the profitability of the company's U.S. upholstery fabric operations. The company could experience additional inventory markdowns, write-downs of its property, plant, and equipment, and further restructuring charges in the U.S. upholstery operations if sales and profitability continue to decline and further restructuring actions become necessary.

Segment Assets -- Segment assets consist of accounts receivable, inventory, property, plant and equipment, and assets held for sale. As of April 27, 2008, accounts receivable and inventory totaled $34.9 million, compared to $37.5 million at April 29, 2007. This decline reflects lower sales and improved working capital management. At April 27, 2008, property, plant and equipment totaled $11.2 million, compared with $14.9 million at April 29, 2007. The $11.2 million at April 27, 2008, represents property, plant, and equipment located in China of $9.0 million, located in the U.S. of $1.7 million, and various corporate allocations of $501,000. The $14.9 million at April 29, 2007, represents property, plant, and equipment located in China of $7.7 million, located in the U.S. of $3.4 million, and various corporate allocations of $3.8 million. The corporate allocation of $3.8 million at April 29, 2007, primarily relates to the corporate headquarters, which is classified in assets held for sale at April 27, 2008.

At April 27, 2008, this segment had assets held for sale with a carrying value of $792,000 for certain equipment related to the company's U.S. upholstery fabric operations. In connection with the plan of disposal, the company determined that the carrying value of this equipment of $812,000 exceeded its fair value of $792,000. Consequently, the company recorded an impairment loss of $20,000 in restructuring expense in the 2008 Consolidated Statement of Net Income.

At April 29, 2007, this segment had assets held for sale with carrying values totaling $2.5 million. These assets held for sale consisted of buildings and certain equipment to be sold from the closure of the company's Lincolnton, NC and Graham, NC plant facilities. At April 27, 2008, all buildings and equipment classified as held for sale at April 29, 2007 had been sold. The company received sales proceeds totaling $1.9 million and recorded impairment losses of $482,000 in restructuring expense on these assets held for sale in fiscal 2008.

Other Income Statement Categories

Selling, General and Administrative Expenses - Selling, general, and administrative expenses (SG&A) for the company as a whole were $24.0 million for fiscal 2008 compared with $27.0 million for fiscal 2007, a decrease of 11.3%. This trend primarily reflects the company's restructuring efforts associated with its U.S. upholstery fabric operations and decrease in bad debt expense of $438,000 in fiscal 2008 compared with 10.8% fiscal 2007. SG&A expenses were 9.4% of net sales in fiscal 2008 compared with 11% in fiscal 2007. This trend primarily reflects the company's restructuring efforts associated with its U.S. upholstery fabric operations, increased mattress fabric sales associated with the ITG acquisition, and a decrease in bad debt expense of $438,000 in fiscal 2008 compared with fiscal 2007.

The company adopted SFAS No. 123R in fiscal 2007, which requires all share-based payments to be recognized as costs over the requisite service period based upon values as of the grant dates. Under the provisions of SFAS No. 123R, total stock-based compensation expense was $618,000 for fiscal 2008 and $525,000 for fiscal 2007.

Interest Expense (Income) -- Interest expense for fiscal 2008 decreased to $3.0 million from $3.8 million in fiscal 2007. This trend primarily reflects lower outstanding balances on the company's unsecured senior term notes. Interest income for fiscal 2008 increased to $254,000 from $207,000 in fiscal 2007. This trend primarily reflects higher balances invested in money market funds throughout fiscal 2008.

Other Expense - Other expense for fiscal 2008 was $736,000 compared with $68,000 in fiscal 2007. This change primarily reflects fluctuations in foreign currency exchange rates for subsidiaries domiciled in China and Canada.

Income Taxes - The  effective  income tax rate (taxes as a percentage  of income
(loss) before income taxes) was a benefit of 11.2% and 56.1% in fiscal 2008 and 2007, respectively. The income tax benefit of 11.2% in fiscal 2008 primarily reflects pre-tax losses from the company's U.S. operations (which are taxed at higher income tax rates), lower income tax expense from foreign sources due to foreign currency fluctuations and taxable income subject to lower income tax rates, research and development credits with regards to the company's Canadian subsidiary of $593,000, and income tax incentives granted by the Chinese government of $592,000.

The income tax benefit of 56.1% in fiscal 2007 primarily reflects pre-tax losses from the company's U.S. operations (which are taxed at higher income tax rates) due to restructuring activities in its U.S. upholstery fabric operations, and taxable income from foreign sources taxed at lower income tax rates, offset by non-deductible stock option expenses.

Significant judgment is required in determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We account for income taxes using the asset and liability approach as prescribed by SFAS No. 109, "Accounting for Income Taxes." This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or income tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of an asset or liability. If a change in the effective tax rate to be applied to a timing difference is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.

As of April 27, 2008, the company had net U.S. deferred income tax assets of $33.6 million. U.S. federal and state net operating loss carryforwards with related future tax benefits on a gross basis was approximately $75.3 million at April 27, 2008. These carryforwards principally expire in 14-20 years, fiscal 2022 through fiscal 2028. The company also has an alternative minimum tax credit carryforward of approximately $1.3 million for federal income tax purposes, which does not expire.

In making the judgment about the realization of the U.S. net deferred tax assets, management has considered both the negative and positive evidence, and concluded that sufficient positive evidence exists to overcome the cumulative losses experienced in recent years. Specifically, management considered the following, among other factors: nature of the company's products; history of positive earnings in the mattress fabrics segment; capital projects in progress to further enhance the company's globally competitive cost structure in the mattress fabrics segment; recent restructuring actions in the U.S. upholstery fabrics business to adjust the U.S. cost structure and bring U.S. manufacturing capacity in line with demand; development of offshore manufacturing and sourcing programs to meet changing demands of upholstery fabric customers in the U.S.; inter-company agreements with the company's China subsidiaries expected to be in place in fiscal 2009 for various consulting services and intellectual property; and the incremental sales volume from the purchase of certain assets from ITG related to the mattress fabric product line of ITG's Burlington House Division. Management's analysis of taxable income also included the following considerations: none of the company's net operating loss carryforwards have previously expired unused; the U.S. federal carryforward period is 20 years; and the company's current income tax loss carryforwards principally expire in 14-20 years, in fiscal 2022 through 2028. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future U.S. taxable income during the carryforward period are reduced.

No provision is made for income taxes which may be payable if undistributed income of the company's foreign subsidiaries were to be paid as dividends to the company, since the company intends that such earnings will continue to be invested. At April 27, 2008, the amount of such undistributed income was $56.1 million. Foreign tax credits may be available as a reduction of United States income taxes in the event of such distributions.

We adopted the provisions of FIN 48 on April 30, 2007. As a result of the implementation of FIN 48, we recognized an increase of $847,000 to the April 30, 2007 balance of retained earnings. The total amount of unrecognized tax benefits as of April 30, 2007, the date of adoption, was $3.4 million, of which $3.1 million represents the amount of unrecognized tax benefits that if recognized, would favorably affect the income tax rate in future periods. As of the date of adoption, the total amount of interest and penalties due to unrecognized tax benefits was $98,000.


The following table sets forth the change to the company's unrecognized tax benefit:


(dollars in thousands)                                             2008
--------------------------------------------------------------------------------
balance at April 30, 2007                                       $    3,409
increases from prior period tax positions                            1,329
decreases from prior period tax positions                              (92)
increases from current period tax positions                            156
--------------------------------------------------------------------------------
balance at April 27, 2008                                       $    4,802
--------------------------------------------------------------------------------

At April 27, 2008, the company had $4.8 million of unrecognized tax benefits, of which $4.4 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At April 27, 2008, the total amount of interest and penalties due to unrecognized tax benefits was $115,000.

The liability for uncertain tax positions includes $4.0 million related to tax positions for which significant change is reasonably possible in fiscal 2009. This amount relates to double taxation under applicable tax treaties with foreign jurisdictions. The company files income tax returns in the U.S. federal and various state jurisdictions and foreign jurisdictions including Canada and China. United States federal and state income tax returns filed by the company remain subject to examination for tax years 2002 and subsequent due to loss carryforwards. Canadian federal returns remain subject to examination for tax years 2004 and subsequent. Canadian provincial returns remain subject to examination for tax years 2005 and subsequent. Income tax returns for the company's China subsidiaries are subject to examination for tax years 2006 and subsequent.

See Notes 1 and 11 in the Notes to the Consolidated Financial Statements for further details.

2007 compared with 2006

Restructuring and Related Charges

During fiscal 2007, total restructuring and related charges incurred were $8.4 million, of which $2.4 million related to inventory markdowns, $1.5 million for write-downs of buildings and equipment, $1.4 million for asset movement costs, $1.2 million for accelerated depreciation, $1.2 million for operating costs associated with closed plant facilities, $909,000 for employee termination benefits, $706,000 for lease termination and other exit costs, and a credit of $930,000 for sales proceeds received on equipment with no carrying value. Of this total charge, $4.8 million was recorded in cost of sales, $58,000 was recorded in selling, general, and administrative expenses, and $3.5 million was recorded in restructuring expense in the 2007 Consolidated Statement of Loss. Of this total charge, $3.3 million and $5.1 million represent cash and non-cash charges, respectively.

During fiscal 2006, total restructuring and related charges incurred were $17.9 million, of which $6.0 million related to write-downs of buildings and equipment, $5.0 million for accelerated depreciation, $2.2 million for asset movement costs, $2.0 million for inventory markdowns, $1.7 million for employee termination benefits, $665,000 for operating costs associated with closed plant facilities, $316,000 for lease termination and other exit costs. Of this total charge, $4.6 million was recorded in cost of sales, $3.0 million was recorded in selling, general, and administrative expenses, and $10.3 million was recorded in restructuring expense in the 2006 Consolidated Statement of Loss. Of this total charge, $4.9 million and $13 million represent cash and non-cash charges, respectively.

A detailed explanation of each of the company's significant restructuring plans for fiscal 2007 and 2006 are presented below.

December 2006-Upholstery Fabrics:

During fiscal 2007, total restructuring and related charges incurred for this restructuring plan were $6.7 million, of which $2.2 million related to inventory markdowns, $1.3 million related to employee termination benefits, $1.2 million related to accelerated depreciation, $1.0 million related to write-downs of equipment, $461,000 related to asset movement costs, $241,000 related to lease termination and other exit costs, and $212,000 related to operating costs associated with the closing of plant facilities. Of this total charge, $3.6 million was recorded in cost of sales and $3.1 million was recorded in restructuring expense in the 2007 Consolidated Statement of Loss.

September 2005-Upholstery Fabrics

On September 27, 2005, the company's board of directors approved a strategic alliance with Synthetics Finishing, a division of TSG Incorporated, to provide finishing services to the company for its domestically produced decorative upholstery fabrics. As a result, the company closed its finishing plant in Burlington, NC, thereby reducing the number of associates by approximately 100 people.

During fiscal 2007, total restructuring and related charges incurred for this restructuring plan were $494,000 of which $450,000 related to other operating costs associated with a closed plant facility, $284,000 related to lease termination and other exit costs, $212,000 related to asset movement costs, a credit of $177,000 related to employee termination benefits, and a credit of

$275,000 related to sales proceeds received on equipment with no carrying value. Of the total net charge, $44,000 was recorded in restructuring expense and $450,000 was recorded in cost of sales in the 2007 Consolidated Statement of Loss.

During fiscal 2006, total restructuring and related charges incurred for this restructuring plan were $1.4 million, of which $533,000 related to employee termination benefits, $419,000 related to asset movement costs, $238,000 related to accelerated depreciation, $177,000 related to write-downs of equipment, and $10,000 related to operating costs associated with a closed plant facility. Of the total charge, $1.1 million was recorded in restructuring expense and $245,000 was recorded in cost of sales in the 2006 Consolidated Statement of Loss.

August 2005-Upholstery Fabrics

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

During fiscal 2007, total restructuring and related charges incurred for this restructuring plan were $63,000, of which $412,000 related to write-downs of a building and equipment, $167,000 related to operating costs associated with a closed plant facility, $49,000 related to asset movement costs, $6,000 related to lease termination costs, a credit of $40,000 related to employee termination benefits, and a credit of $531,000 related to sales proceeds on equipment with no carrying value. Of this total net charge, a credit of $104,000 was recorded in restructuring expense and a charge of $167,000 was recorded in cost of sales in the 2007 Consolidated Statement of Loss.

During fiscal 2006,  total  restructuring  and related charges incurred for this restructuring plan were $5.5 million, of which $2.6 million related to write-downs of a building and equipment, $1.2 million related to accelerated depreciation, $567,000 related to employee termination benefits, $565,000 related to inventory markdowns, $394,000 related to operating costs associated with a closed plant facility, $175,000 related to asset movement costs, and $11,000 related to lease termination costs. Of this total charge, $3.4 million was recorded in restructuring expense and $2.1 million was recorded in cost of sales in the 2006 Consolidated Statement of Loss.

April 2005-Upholstery Fabrics

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

The consideration given for this transaction, after adjustments to the closing date inventory as defined by the Agreement, was $8.1 million. Payment consisted of $2.5 million in cash financed by a term loan and the issuance of 798,582 shares of the company's common stock with a fair value of $5.1 million. The company also incurred direct acquisition costs relating to legal, accounting, and other professional fees of $515,000. The total transaction cost was allocated as follows:

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
--------------------------------------------------------------------------------

The company recorded a non-compete agreement related to the transaction at its fair value based on various valuation techniques, which is reflected in other assets in the accompanying consolidated balance sheet. At April 27, 2008 and April 29, 2007, the gross carrying amount for this non-compete agreement was $1.1 million. At April 27, 2008 and April 29, 2007, accumulated amortization was $359,000 and $72,000, respectively. Amortization expense for this non-compete agreement was $287,000 and $72,000 for fiscal 2008 and 2007, respectively. The remaining amortization expense for the next three fiscal years follows: FY 2009
- $287,000; FY 2010 - $287,000; and FY 2011 - $215,000.

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

In connection with the Agreement, the company issued 798,582 shares of common stock. As a result, the company entered into a Registration Rights and Shareholder Agreement ("the Registration Agreement"), which relates to the shares of the common stock issued by the company to ITG (the "Shares"). Under the terms of the Registration Agreement, ITG required the company to register the Shares with the Securities and Exchange Commission, allowing the Shares to be sold to the public after the registration statement becomes effective. The Registration Agreement also contains provisions pursuant to which ITG will agree not to purchase additional company shares or take certain other actions to influence control of the company, and will agree to vote the shares in accordance with recommendations of the company's board of directors. Pursuant to a registration request by ITG, a registration statement was filed and became effective April 10, 2007.

Net Sales - For fiscal 2007, the mattress fabrics segment reported net sales of $107.8 million compared with $93.7 million for fiscal 2006, an increase of 15%. Mattress fabrics net sales represented approximately 43% of total net sales for fiscal 2007, up from 36% in fiscal 2006. In the fourth quarter of fiscal 2007, mattress fabrics sales represented 52% of overall sales, accounting for more than half of the total company sales for the first time in the company's history. Mattress ticking yards sold during fiscal 2007 were 45.8 million compared with 41.5 million yards sold in fiscal 2006, an increase of 10%. These results reflect the incremental sales related to the company's acquisition of ITG's mattress fabrics product line in January 2007. The average selling price for fiscal 2007 was $2.35 per yard compared with $2.26 in fiscal 2006, an increase of 4%. This trend reflects a shift in the product mix toward knitted fabrics, which have a higher selling pricing.

Operating Income -- For fiscal 2007, the mattress fabrics segment reported operating income of $10.8 million, or 10% of sales, compared with $6.9 million, or 7% of sales, for fiscal 2006. These operating results reflect higher sales volume and full plant utilization as a result of the acquisition of ITG's mattress fabrics product line and a shift in the product mix to increased sales of substantially higher priced knitted ticking. These results also include ITG transition costs of $812,000 incurred during fiscal 2007.

Segment Assets-- Segment assets consist of accounts receivable, inventory, certain current assets associated with the ITG acquisition, a non-compete agreement associated with the ITG acquisition, goodwill, and property, plant and equipment. As of April 29, 2007, accounts receivable and inventory totaled $32.5 million, compared to $21.2 million at April 30, 2006. This increase is primarily due to the acquisition of ITG's mattress fabrics product line in January 2007. At April 29, 2007, other current assets for this segment included a credit of future purchases of inventory related to the ITG acquisition of $527,000. As of April 29, 2007, the carrying value of the ITG non-compete agreement was $1.1 million.

At April 29, 2007, property, plant and equipment totaled $22.8 million, compared to $25.4 million at April 30, 2006. The $22.8 million represented property, plant, and, equipment located in the U.S. of $10.9 million, located in Canada of $10.0 million, and various corporate allocations of $1.9 million. The $25.4 million represented property, plant, and equipment located in the U.S. of $11.0 million, located in Canada of $12.4 million, and various corporate allocations of $2.0 million. The corporate allocations of $1.9 million at April 29, 2007 and $2.0 million at April 30, 2006, primarily related to the corporate headquarters which is classified in assets held for sale at April 27, 2008.

Upholstery Fabrics Segment

Net Sales -- Upholstery fabric net sales (which include both fabric and cut and sewn kits) for fiscal 2007 were $142.7 million compared with $167.4 million in fiscal 2006, a decrease of 15%. Upholstery fabrics sales represented approximately 57% of total net sales for fiscal 2007, down from 64% in fiscal 2006. On a unit volume basis, total yards sold for fiscal 2007 decreased by 14% compared with fiscal 2006. Average selling price was $4.18 per yard for fiscal

2007 compared with $4.22 per yard in fiscal 2006. The lower sales reflect continued soft demand industry-wide for U.S. produced fabrics, driven by consumer preference for leather and suede furniture and other imported fabrics, including an increasing amount of cut and sewn kits. Sales of U.S. produced fabrics for fiscal 2007 were $60.3 million compared with $108.2 million for fiscal 2006, a decrease of 44%. However, as a result of the company's production and offshore sourcing efforts, including its China platform, the company experienced higher sales of upholstery fabric products produced outside the company's U.S. manufacturing operations. Net sales of upholstery fabrics produced outside the company's U.S. manufacturing operations increased 39% from fiscal 2006 and totaled $82.4 million, or 58% of upholstery fabric net sales in fiscal 2007. Net sales of upholstery fabrics produced outside the company's U.S. manufacturing operations were $59.2 million or 35% of upholstery fabric net sales in fiscal 2006.

Operating Income (Loss) - Operating income for fiscal 2007 was $2.3 million, or 1.6%, of net sales compared to an operating loss for fiscal 2006 of $954,000, or 0.6% of net sales. These results reflect continued growth in sales and profits of non-U.S. produced fabrics, lower U.S. manufacturing fixed costs and variances, and lower selling, general, and administrative expenses from the company's restructuring activities.

Segment Assets -- Segment assets consist of accounts receivable, inventory, property, plant and equipment, and assets held for sale. As of April 29, 2007, accounts receivable and inventory totaled $37.5 million, compared to $44.6 million at April 30, 2006. This decline primarily reflects lower sales volume. At April 29, 2007, property, plant and equipment totaled $14.9 million, compared to $19.2 million at April 30, 2006. The $14.9 million at April 29, 2007, represented property, plant, and equipment located in China of $7.7 million, located in the U.S. of $3.4 million, and various corporate allocations of $3.8 million. The $19.2 million at April 30, 2006, represented property, plant, and equipment located in China of $5.4 million, located in the U.S. of $9.8 million, and various corporate allocations of $4.0 million. The corporate allocations of $3.8 million at April 29, 2007 and $4.0 million at April 30, 2006, primarily related to the corporate headquarters which is classified in assets held for sale at April 27, 2008.

This segment had assets held for sale with carrying values totaling $2.5 million and $3.1 million at April 29, 2007 and April 30, 2006, respectively. These assets held for sale consisted of buildings and certain equipment to be sold from the closure of the company's finishing facility located in Burlington, NC, its Lincolnton, NC, Graham, NC, and Shelby, NC, plant facilities. At April 27, 2008, all buildings and equipment classified as held for sale at April 29, 2007 and April 30, 2006 had been sold. In fiscal 2007, the company received sales proceeds totaling $2.4 million and recorded impairment losses of $323,000 in restructuring expense in the 2007 Consolidated Statement of Loss.

Other Income Statement Categories

Selling, General and Administrative Expenses - Selling, general, and administrative expenses (SG&A) were $27.0 million for fiscal 2007 compared with $29.0 million for fiscal 2006, a decrease of 6.6%. As a percent of net sales, SG&A expenses were 10.8% in fiscal 2007 compared with 11.1% in fiscal 2006. Included in the $29.0 million was $3.0 million in accelerated depreciation associated with the company's design and distribution centers sold in June 2005. The 4.0% increase to the remaining $27.0 million for fiscal 2007 compared to the remaining $26.0 million for fiscal 2006 was primarily due to transition costs relating to the addition of ITG's mattress fabrics product line, an increase in bad debt expense of $613,000 in fiscal 2007 compared to fiscal 2006, increased professional fees, and the adoption of SFAS No. 123R for stock-based compensation expense.

The company adopted SFAS No. 123R in fiscal 2007, which requires all share-based payments to be recognized as costs over the requisite service period based upon values as of the grant dates. Under the provisions of SFAS No. 123R, total stock-based compensation expense was $525,000 for fiscal 2007. The company recorded $139,000 of stock-based compensation expense for stock options accounted for under the provisions of APB Opinion No. 25 for fiscal 2006.

Interest Expense (Income) -- Interest expense for fiscal 2007 decreased to $3.8 million from $4.0 million in fiscal 2006. The lower interest expense for fiscal 2007 primarily reflected lower outstanding balances on the company's unsecured senior term notes. Interest income for fiscal 2007 increased to $207,000 from $126,000 in fiscal 2006. The increase in interest income for fiscal 2007 reflected higher balances invested in money market funds.

Other Expense - Other expense for fiscal 2007 was $68,000 compared with $634,000 in fiscal 2006. This change primarily reflected fluctuations in foreign currency exchange rates for subsidiaries domiciled in China and Canada.

Income Taxes - The effective income tax rate (taxes as a percentage of loss before income taxes) was 56.1% in fiscal 2007 compared with 40.7% for fiscal 2006. The effective income tax rate of 56.1% in fiscal 2007 primarily reflected pre-tax losses from the company's U.S. operations (which are taxed at higher income tax rates) due to its restructuring activities over its U.S. upholstery fabric operations, taxable income from foreign sources taxed at lower income tax rates, offset by non-deductible stock option expenses.

The effective income tax rate of 40.7% in fiscal 2006 primarily reflected pre-tax losses from the company's U.S. operations (which are taxed at higher income tax rates) due to its restructuring activities over its U.S. upholstery fabric operations and taxable income from foreign sources taxed at lower income tax rates.

Handling Costs

The company records warehousing costs in selling, general and administrative expenses. These costs were $3.0 million, $3.7 million and $4.2 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Warehousing costs include the operating expenses of the company's various finished goods distribution centers, such as personnel costs, utilities, building rent and material handling equipment lease expense. Had these costs been included in cost of sales, gross profit would have been $30.2 million, or 11.9%, in fiscal 2008, $27.5 million, or 11.0%, in fiscal 2007, and $19.7 million, or 7.5%, in fiscal 2005.

Liquidity and Capital Resources

Liquidity - The company's sources of liquidity include cash and cash equivalents, cash flow from operations, assets held for sale, and amounts available under its unsecured revolving credit lines. These sources have been adequate for day-to-day operations, and the company believes its sources of liquidity continue to be adequate to meet its needs. At April 27, 2008, there are no outstanding borrowings on the company's unsecured revolving credit lines described below.

Cash and cash equivalents at April 27, 2008 were $4.9 million compared to $10.2 million as of April 29, 2007. The company's cash position reflects cash flow from operations of $16.4 million for fiscal 2008 compared with $11.5 million for fiscal 2007. This improvement reflects increased profitability in the mattress fabrics segment and significant improvement in working capital management. The company's cash position also reflects total long-term debt payments of $16.7 million, cash outlays for capital expenditures of $4.8 million, net payments on its lines of credit of $2.6 million. Additionally, the company received proceeds of $2.7 million from the sale of buildings and equipment from its restructuring activities in its U.S. upholstery fabric operations.

The cash flow from operations allowed the company to substantially reduce its total borrowings during the fiscal year. The company reduced total borrowings by $19.4 million in fiscal 2008. Total borrowings were $21.4 million at April 27, 2008 compared to $40.8 million at April 29, 2007 and $47.7 million at April 30, 2006.

The company is taking further steps to support its liquidity, including ongoing efforts to improve operating working capital turnover, sell certain assets, reduce further selling, general, and administrative expenses in its upholstery fabrics segment, and reduce debt. Effective October 29, 2007, the company adopted a plan to sell its corporate headquarters, as the company is only utilizing one-half of the available space and with the sale can lower costs and reduce debt. The carrying value of the company's headquarters is approximately $4.8 million and is recorded in assets held for sale in the 2008 Consolidated Balance Sheet. The company expects the final sale and disposal of the assets will be completed within one year from the date of plan was adopted and the sales proceeds will be applied against the outstanding $6.3 million mortgage balance.

Working Capital

Accounts receivable as of April 27, 2008, decreased $2.2 million or 8% from April 29, 2007. This trend primarily reflects lower sales volume in the fourth quarter of fiscal 2008 compared with fiscal 2007. Net sales were $64.0 million in the fourth quarter of fiscal 2008 compared with $73.2 million in the fourth quarter of fiscal 2007. Days sales outstanding for fiscal 2008 totaled 37 days compared with 41 days for fiscal 2007. This improvement primarily reflects the shift in net sales from the upholstery fabrics to the mattress fabrics segment, in which customers associated with the mattress fabrics segment more frequently take advantage of cash discounts, as well as tighter management of accounts receivable.

Inventories at April 27, 2008, decreased $5.2 million or 13% from April 29, 2007. This decrease relates to improved inventory management. The decrease in upholstery fabric inventory primarily relates to lower sales volume. Inventory turns for fiscal 2008 were 5.8 versus 5.7 for fiscal 2007.

The accounts payable balance as of April 27, 2008 decreased $924,000 or 4% from April 29, 2007. Operating working capital (comprised of accounts receivable and inventories, less accounts payable) was $38.4 million at April 27, 2008, down from $46.3 million at April 29, 2007. This decrease in operating working capital is primarily due to the decreases in accounts receivable and inventory in fiscal 2008 compared with fiscal 2007.

Financing Arrangements

Unsecured Term Notes

The company's unsecured senior term notes have a fixed interest rate of 8.80% (payable semi-annually in March and September and subject to prepayment provisions each fiscal quarter as defined in the agreement) and are payable over an average remaining term of 1.9 years through March 2010. As of April 27, 2008, the principal payments that are required to be paid in periodic installments over the next two fiscal years are as follows: March 2009 - $7.2 million; and March 2010 - $7.1 million.

On February 19, 2008, the company entered into a fourth amendment to its senior note agreement. This amendment provided greater flexibility by increasing the capital expenditure limit on a cash basis from $4.0 million to $5.0 million for fiscal year 2008 and $4.0 million plus an additional amount as defined in the agreement for any fiscal year thereafter.

Real Estate Loan - I

The company has a real estate loan that is secured by a lien on the company's corporate headquarters office located in High Point, NC. This term loan bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 5.23% at April 27, 2008) based on the company's debt/EBITDA ratio, as defined in the agreement and is payable in varying monthly installments through September 2010, with a final payment of $3.3 million in October 2010.

Real Estate Loan - II

The company has a term loan in the amount of $2.5 million in connection with the ITG asset purchase agreement. This term loan is secured by a lien on the company's corporate headquarters office located in High Point, NC and bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 5.59% at April 27, 2008) based on the company's debt/EBITDA ratio, as defined in the agreement. This agreement requires the company to pay interest monthly with the entire principal amount due on June 30, 2010.

Canadian Government Loan

The company has an agreement with the Canadian government for a term loan of $788,000 at April 27, 2008, that is non-interest bearing and is payable in 48 equal monthly installments commencing December 1, 2009. The proceeds are to partially finance capital expenditures at the company's Rayonese facility located in Quebec, Canada.

Revolving Credit Agreement -United States

The company has an unsecured credit agreement that provides for a revolving loan commitment of $6.5 million, including letters of credit up to $5.5 million. This agreement bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 5.23% at April 27, 2008) based on the company's debt/EBITDA ratio, as defined in the agreement. As of April 27, 2008, there were $1.3 million in outstanding letters of credit (all of which related to workers compensation) under the agreement. At April 27, 2008 and April 29, 2007, there were no borrowings outstanding under the agreement.

On December 27, 2007, the company entered into a twelfth amendment to the revolving credit agreement. This amendment extended the expiration date to December 31, 2008, provided greater flexibility by increasing the capital expenditure limit on a cash basis from $4.0 million to $5.0 million for fiscal year 2008, and amended certain other financial covenants as defined in the agreement.

Revolving Credit Agreement - China

The company's China subsidiary has an unsecured revolving credit agreement with a bank in China to provide a line of credit of up to approximately $5 million, of which approximately $1 million includes letters of credit. This agreement bears interest at a rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of April 27, 2008. At April 29, 2007, outstanding borrowings under the agreement were $2.6 million.

Overall

The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At April 27, 2008, the company was in compliance with these financial covenants.

The principal payment requirements of long-term debt during the next five fiscal years are: 2009 - $7.4 million; 2010 - $7.5 million; 2011 - $6.1 million; 2012 -
$197,000; 2013 - $197,000; and thereafter - $66,000.

Commitments

The following table summarizes the company's contractual payment obligations and commitments (in thousands):

                                 2009      2010      2011      2012      2013   Thereafter  Total
                                 ----      ----      ----      ----      ----   ----------  -----
Capital expenditure
 commitments (1)                     894       688         -         -         -         -     1,582
Accounts payable - capital
 expenditures                      1,547       725       724         -         -         -     2,996
Operating leases (2)               2,286     1,053       176        67        49        23     3,654
Interest Expense (3)               1,698     1,020       143         -         -         -     2,861
Long-term debt - principal         7,375     7,520     6,068       197       197        66    21,423
----------------------------------------------------------------------------------------------------
Total (4)                         13,800    11,006     7,111       264       246        89    32,516
----------------------------------------------------------------------------------------------------

Note:  Payment Obligations by Fiscal Year Ending April

(1) At April 27, 2008, the company had a commitment to acquire equipment with regards to its mattress fabrics segment. This equipment is expected to be installed in the first quarter of fiscal 2009. The above amounts represent the future fiscal year payment requirements for this commitment.

(2) Includes accrued restructuring expenses for the company's inactive Chattanooga manufacturing facility of $121 for fiscal 2009, the company's inactive Mississippi distribution warehouse of $98 for fiscal 2009, and other equipment leases of $44, and $8 for fiscal 2009, and 2010, respectively.

(3) Interest expense includes interest incurred on accounts payable-capital expenditures and long-term debt.

(4) As more fully disclosed in Notes 1 and 11 of the Notes to the Consolidated Financial Statements, the company adopted FIN 48, "Accounting for Uncertainty in Income Taxes"- an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." At April 27, 2008, the company recognized $4.8 million of liabilities for unrecognized tax benefits. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, competent authority proceedings, changes in regulatory tax laws, or interpretations of those tax laws, or expiration of statutes of limitation. At April 27, 2008, the company classified the $4.8 million of liabilities for unrecognized tax benefits as income taxes payable- long-term. While the company cannot reasonably predict the timing of the cash flows associated with its liabilities for unrecognized tax benefits, it believes that no significant cash payments will be made within the next five years due to its U.S. federal and state net operating loss carryforwards.

Capital Expenditures

Capital expenditures for fiscal 2008 was $6.9 million, of which $4.8 million was paid in cash and $2.1 million was vendor financed. The capital spending of $6.9 million consisted of $4.4 million from the mattress fabrics segment and $2.5 million from the upholstery fabrics segment (primarily China). Depreciation for fiscal 2008 was $5.5 million, of which $3.4 million related to the mattress fabrics segment and $2.1 million related to the upholstery fabrics segment.

The company currently expects total capital expenditures to be $4.1 million in fiscal 2009, of which $2.5 million will be paid in cash and $1.6 million will be vendor financed on a project initiated prior to the end of fiscal 2008. The capital spending of $4.1 million primarily relates to the mattress fabrics segment. The company currently estimates depreciation to be $6.0 million for fiscal 2009, of which $4.0 million relates to the mattress fabrics segment and $2.0 million relates to the upholstery fabrics segment. The company expects that the availability of funds from cash flow from operations, vendor financing, and its revolving credit lines are sufficient to fund its capital needs.

The  payment  requirements  for  accounts  payable-capital   expenditures  (both
vendor-financed and non vendor-financed) during the next three fiscal years are:
2009 - $2.4 million; 2010 - $1.4 million; and 2011 - $724,000.

Inflation

The cost of certain raw materials, principally fibers from petroleum derivatives, and utility/energy costs, continued to increase during fiscal 2008 as oil and other energy prices increased and had an impact on the company's financial results. Any significant increase in the company's raw material costs, utility/energy costs and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited the company's ability to pass significant operating cost increases on to its customers. See "Risk Factors" at Item 1A.

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

Accounts Receivable - Allowance for Doubtful Accounts. Substantially all of the company's accounts receivable are due from residential and commercial furniture and bedding manufacturers. Ownership of these manufacturers is increasingly concentrated and certain bedding manufacturers have a high degree of leverage. As of April 27, 2008, accounts receivable from furniture manufacturers totaled approximately $14.2 million, and accounts receivable from bedding manufacturers totaled approximately $12.9 million. Additionally, as of April 27, 2008, the aggregate accounts receivable balance of the company's ten largest customers was $12.5 million, or 46.2% of trade accounts receivable. Lastly, a single customer within the upholstery fabrics segment and another within the mattress fabrics segment represented 10% and 11%, respectively, of accounts receivable at April 27, 2008.

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

The reserve balance for doubtful accounts was $1.3 million at April 27, 2008 and April 29, 2007, respectively.

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

The reserve for inventory markdowns was $4.2 million and $5.3 million at April 27, 2008 and April 29, 2007, respectively.

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

In fiscal 2008, the company prepared an impairment evaluation on its upholstery fabrics segment due to continued adverse business results for U.S. produced products, requiring further restructuring actions. The company's assessment indicated that the net undiscounted future operating cash flows of this segment were sufficient to recover the carrying amount of the long-lived assets to be held and used for the upholstery fabrics segment.

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

As of April 27, 2008, the company's remaining $4.1 million of goodwill relates to the mattress fabrics segment.

The company performed its goodwill impairment test as of April 27, 2008 for its mattress fabrics segment. This impairment test did not indicate any impairment of goodwill for fiscal 2008. The determination of fair value involves considerable estimation and judgment. In particular, determining the fair value of a business unit involves, among other things, developing forecasts of future cash flows and appropriate discount rates. Although the company believes it has based the impairment testing on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results.

Restructuring Charges. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity must be recognized and measured initially at its fair value in the period in which the liability is incurred, except for certain employee termination benefits that qualify under SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

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

Severance and related charges are accrued at the date the restructuring is approved by the board of directors based on an estimate of amounts that will be paid to affected employees, in accordance with SFAS No. 112. Under SFAS No. 144, asset impairment charges related to the consolidation or closure of manufacturing facilities are based on an estimate of expected sales prices for the real estate and equipment. Other exit costs, which principally consist of charges for lease termination and losses from termination of existing contracts, equipment relocation costs and inventory markdowns that are related to the restructuring are accounted for in accordance with SFAS No. 146.

The company reassesses the individual accrual requirements at the end of each reporting period. If circumstances change, causing current estimates to differ from original estimates, adjustments are recorded in the period of change. Restructuring charges, and adjustments of those charges, are summarized in note 3 to the consolidated financial statements.

Income Taxes. The company is required to estimate its income tax exposure and to assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At April 27, 2008, the company had U.S. deferred tax assets of $34.6 million and U.S. deferred tax liabilities (all of which reverse in the carryforward period) of $1.0 million, resulting in net U.S. deferred tax assets of $33.6 million. No valuation allowance has been recorded to reduce the company's net U.S. deferred tax assets. Management has concluded that it is more likely than not that the company will be able to realize the benefit of its net U.S. deferred tax assets.

In making the judgment about the realization of the U.S. net deferred tax assets, management has considered both the negative and positive evidence, and concluded that sufficient positive evidence exists to overcome the cumulative losses experienced in recent years. Specifically, management considered the following, among other factors: nature of the company's products; history of positive earnings in the mattress fabrics segment; capital projects in progress to further enhance the company's globally competitive cost structure in the mattress fabrics segment; recent restructuring actions in the U.S. upholstery fabrics business to adjust the U.S. cost structure and bring U.S. manufacturing capacity in line with demand; development of offshore manufacturing and sourcing programs to meet changing demands of upholstery fabric customers in the U.S.; inter-company agreements with the company's China subsidiaries expected to be in place in fiscal 2009 for various consulting services and intellectual property, and the incremental sales volume from the purchase of certain assets from the ITG related to the mattress fabric product line of ITG's Burlington House Division. Management's analysis of taxable income also included the following considerations: none of the company's net operating loss carryforwards have previously expired unused; the U.S. federal carryforward period is 20 years; and the company's current income tax loss carryforwards principally expire in 14-20 years; fiscal 2022 through 2028. The amount of the deferred tax assets considered realizable, however could be reduced if estimates of future U.S. taxable income during the carryforward period are reduced.

Considerable judgment is involved in this process as the ultimate realization of benefits is dependent on the generation of taxable income from future U.S. operations.

We adopted FASB Interpretation No. 48,"Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109, Accounting for Income Taxes," (FIN 48) on April 30, 2007. Under FIN 48 we must recognize the tax impact from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax impact recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Penalties and interest related to uncertain tax positions are recorded as tax expense. Significant judgment is required in the identification of uncertain tax positions and in the estimation of penalties and interest on uncertain tax positions.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes as common definition of fair value, provides a framework for measuring fair value under accounting principles generally accepted in the United States and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is effective for the company in the first quarter of fiscal 2009. In February 2008, the FASB issued FASB Staff Position FAS 157-2,"Effective Date of FASB Statement No. 157," referred to as FSP 157-2. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, that are not remeasured at fair value on a recurring basis until years beginning after November 15, 2008, and interim periods within those years. FSP 157-2 is effective for the company in the first quarter of fiscal 2010. The company does not expect there to be a material effect on the consolidated financial statements upon adoption of this new standard.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is effective for the company in the first quarter of fiscal 2009. The company does not expect there to be a material effect on the consolidated financial statements upon adoption of this new standard.

In March 2007, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities, An Amendment of FASB Statement No. 133." SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", does not provide adequate information about how derivative and hedging activities affect an entity's financial position, financial performance, and cash flows. Accordingly, SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves transparency of financial reporting. SFAS No. 161 is effective for fiscal and interim periods beginning after November 15, 2008 and is effective for the company in the third quarter of fiscal 2009. The adoption of the provisions of SFAS No. 161 is not expected to have a material effect on the company's financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations." SFAS No. 141 requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008. This statement is effective for the company in fiscal 2010 and is not expected to have a material effect on our consolidated financial statements to the extent we do not enter into a business acquisition subsequent to adoption.

                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate (LIBOR) plus an adjustable margin under the company's revolving credit agreement in the United States and its real estate term loans. As of April 27, 2008, there were $6.3 million in borrowings outstanding under the company's real estate term loans and no borrowings outstanding under the revolving credit agreement. In connection with the first real estate term loan, the company entered into a $2,170,000 notional principal interest rate swap agreement, which represents 50% of the original principal amount on the first real estate term loan, and effectively converts the floating rate LIBOR based payments to fixed payments at 4.99% plus the spread calculated under the real estate term loan agreement. The company's unsecured senior term notes have a fixed interest rate of 8.80% and the Canadian government loan is non-interest bearing. The company's revolving credit agreement associated with its China subsidiary bears interest at a rate determined by the Chinese government. There were no borrowings outstanding under this agreement as of April 27, 2008. Also, $17.0 million of the company's total borrowings of $21.4 million are at a fixed rate or were non-interest bearing. Thus, the company would not expect any foreseeable change in the interest rates would not expect to have a material effect on the company.

The company is exposed to market risk from changes in the value of foreign currencies for their subsidiaries domiciled in China and Canada. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with its foreign subsidiaries. At April 27, 2008, the company did not have any foreign currency contracts outstanding. The company's foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company's imports purchased outside the United States are denominated in U.S. dollars. A 10% change in either exchange rate at April 27, 2008, would not have a significant impact on the company's results of operations or financial position.

                    ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                        CONSOLIDATED FINANCIAL STATEMENTS


To the Board of Directors and Shareholders
Culp, Inc.:


We have audited the accompanying consolidated balance sheet of Culp, Inc. (a North Carolina corporation) and Subsidiaries as of April 27, 2008, and the related consolidated statements of net income, shareholders' equity and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Culp, Inc. and subsidiaries as of April 27, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", as of April 30, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Culp, Inc. and subsidiaries' internal control over financial reporting as of April 27, 2008, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 7, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


Greensboro, North Carolina
July 7, 2008



/s/ GRANT THORNTON LLP

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
Culp, Inc.:


We have audited the accompanying consolidated balance sheet of Culp, Inc. and subsidiaries as of April 29, 2007, and the related consolidated statements of loss, shareholders' equity, and cash flows for each of the years in the two-year period ended April 29, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Culp, Inc. and subsidiaries as of April 29, 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended April 29, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in the Summary of Significant Accounting Policies, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" effective May 1, 2006.

/s/ KPMG LLP

Charlotte, North Carolina
July 19, 2007

CONSOLIDATED BALANCE SHEETS

April 27, 2008 and April 29, 2007 (dollars in thousands)         2008                2007
-----------------------------------------------------------------------------------------------
ASSETS
  current assets:
    cash and cash equivalents                               $        4,914      $       10,169
    accounts receivable, net                                        27,073              29,290
    inventories                                                     35,394              40,630
    deferred income taxes                                            4,380               5,376
    assets held for sale                                             5,610               2,499
    income taxes receivable                                            438                   -
    other current assets                                             1,328               1,824
-----------------------------------------------------------------------------------------------
          total current assets                                      79,137              89,788

  property, plant and equipment, net                                32,939              37,773
  goodwill                                                           4,114               4,114
  deferred income taxes                                             29,430              25,683
  other assets                                                       2,409               2,588
-----------------------------------------------------------------------------------------------
          total assets                                      $      148,029      $      159,946
===============================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
  current liabilities:
    current maturities of long-term debt                    $        7,375      $       16,046
    lines of credit                                                      -               2,593
    accounts payable - trade                                        21,103              22,027
    accounts payable - capital expenditures                          1,547               1,558
    accrued expenses                                                 8,300               8,670
    accrued restructuring costs                                      1,432               3,282
    income taxes payable                                               150               4,579
-----------------------------------------------------------------------------------------------
          total current liabilities                                 39,907              58,755

  accounts payable - capital expenditures                            1,449                   -
  income taxes payable - long-term                                   4,802                   -
  deferred income taxes                                              1,464                   -
  long-term debt, less current maturities                           14,048              22,114
-----------------------------------------------------------------------------------------------
          total liabilities                                         61,670              80,869
-----------------------------------------------------------------------------------------------

  commitments and contingencies (notes 7, 12, and 13)

  shareholders' equity:
    preferred stock, $.05 par value, authorized 10,000,000
          shares                                                         -                   -
    common stock, $.05 par value, authorized 40,000,000
          shares, issued and outstanding 12,648,027 at
          April 27, 2008 and 12,569,291 at April 29, 2007              632                 629
    capital contributed in excess of par value                      47,288              46,197
    retained earnings                                               38,487              32,255
    accumulated other comprehensive loss                               (48)                 (4)
-----------------------------------------------------------------------------------------------
          total shareholders' equity                                86,359              79,077
-----------------------------------------------------------------------------------------------
          total liabilities and shareholders' equity        $      148,029      $      159,946
===============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)

For the years ended April 27, 2008, April 29, 2007 and April 30, 2006

(dollars in thousands, except per share data)      2008              2007              2006
-------------------------------------------------------------------------------------------------

net sales                                    $      254,046    $      250,533    $       261,101
cost of sales                                       220,887           219,328            237,233
-------------------------------------------------------------------------------------------------
     gross profit                                    33,159            31,205             23,868

selling, general and administrative expenses         23,973            27,030             28,954
restructuring expense (note 3)                          886             3,534             10,273
-------------------------------------------------------------------------------------------------
     income (loss) from operations                    8,300               641            (15,359)
interest expense                                      2,975             3,781              4,010
interest income                                        (254)             (207)              (126)
other expense, net                                      736                68                634
-------------------------------------------------------------------------------------------------
     income (loss) before income taxes                4,843            (3,001)           (19,877)
income tax benefit (note 11)                           (542)           (1,685)            (8,081)
-------------------------------------------------------------------------------------------------
     net income (loss)                       $        5,385    $       (1,316)   $       (11,796)
=================================================================================================


net income (loss) per share-basic             $        0.43     $       (0.11)    $        (1.02)
net income (loss) per share-diluted           $        0.42     $       (0.11)    $        (1.02)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the years ended April 27, 2008,                                capital                                      accumulated
                                               common  common  contributed                              other         total
 April 29, 2007 and April 30, 2006              stock   stock in excess of    unearned retained  comprehensive shareholders'
                                                shares  amount   par value compensation earnings income (loss)        equity
----------------------------------------------------------------------------------------------------------------------------

balance, May 1, 2005                        11,550,759 $ 579  $    39,964 $     (139)  $45,367  $         -   $     85,771
  net loss                                           -     -            -          -   (11,796)           -        (11,796)
  stock-based compensation                           -     -            -        139         -            -            139
  gain on cash flow hedge, net of taxes              -     -            -          -         -           18             18
  common stock issued in connection
      with stock option plans                  104,200     5          386          -         -            -            391
----------------------------------------------------------------------------------------------------------------------------
balance, April 30, 2006                     11,654,959   584       40,350          -    33,571           18         74,523
  net loss                                           -     -            -          -    (1,316)           -         (1,316)
  stock-based compensation                           -     -          525          -         -            -            525
  loss on cash flow hedge, net of taxes              -     -            -          -         -          (22)           (22)
  common stock issued in connection
    with the acquisition of assets (note 2)    798,582    40        5,043          -         -            -          5,083
  common stock issued in connection
      with stock option plans                  115,750     5          279          -         -            -            284
----------------------------------------------------------------------------------------------------------------------------
balance, April 29, 2007                     12,569,291   629       46,197          -    32,255           (4)        79,077
  cumulative effect of adopting FASB
        interpretation No. 48                        -     -            -          -       847            -            847
  net income                                         -     -            -          -     5,385            -          5,385
  stock-based compensation                           -     -          618          -         -            -            618
  loss on cash flow hedge, net of taxes              -     -            -          -         -          (44)           (44)
  excess tax benefit related to stock options
    exercised                                        -     -           17          -         -            -             17
  common stock issued in connection
      with stock option plans                   78,736     3          456          -         -            -            459
----------------------------------------------------------------------------------------------------------------------------
balance, April 27, 2008                     12,648,027 $ 632  $    47,288 $        -   $38,487  $       (48)  $     86,359
============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended April 27, 2008, April 29, 2007 and April 30, 2006
(dollars in thousands)                                         2008          2007         2006
---------------------------------------------------------------------------------------------------

cash flows from operating activities:
  net income (loss)                                       $       5,385       (1,316)      (11,796)
  adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    depreciation                                                  5,548        7,849        14,362
    amortization of other assets                                    373          150            93
    stock-based compensation                                        618          525           139
    excess tax benefit related to stock options exercised           (17)           -             -
    deferred income taxes                                          (919)      (3,763)      (10,156)
    loss on impairment of equipment                                 289            -             -
    restructuring expenses, net of gain on sale of
     related assets                                                 140          536         6,582
    changes in assets and liabilities, net of effects of
     acquisition of assets:
        accounts receivable                                       2,242         (241)         (225)
        inventories                                               5,236          817        13,806
        other current assets                                        496        1,673         1,404
        other assets                                               (188)         (42)          (44)
        accounts payable-trade                                     (924)       3,133        (1,302)
        accrued expenses                                           (445)         825        (1,711)
        accrued restructuring                                    (1,926)        (772)       (1,796)
        income taxes                                                456        2,091           944
---------------------------------------------------------------------------------------------------
              net cash provided by operating activities          16,364       11,465        10,300
---------------------------------------------------------------------------------------------------

cash flows from investing activities:
  capital expenditures                                           (4,846)      (3,762)       (6,242)
  acquisition of assets (note 2)                                      -       (2,500)            -
  proceeds from the sale of buildings and equipment               2,723        3,315         3,950
---------------------------------------------------------------------------------------------------
              net cash used in investing activities              (2,123)      (2,947)       (2,292)
---------------------------------------------------------------------------------------------------

cash flows from financing activities:
  payments on vendor-financed capital expenditures                 (642)      (1,356)         (942)
  proceeds from lines of credit                                   1,339        2,593             -
  payments on lines of credit                                    (3,932)           -             -
  payments on long-term debt                                    (16,737)     (12,062)       (7,848)
  proceeds from the issuance of long-term debt (notes 2
   and 12)                                                            -        2,500         5,020
  proceeds from common stock issued                                 459          262           369
  excess tax benefit related to stock options exercised              17            -             -
---------------------------------------------------------------------------------------------------
              net cash used in financing activities             (19,496)      (8,063)       (3,401)
---------------------------------------------------------------------------------------------------

(decrease) increase in cash and cash equivalents                 (5,255)         455         4,607

cash and cash equivalents at beginning of year                   10,169        9,714         5,107
---------------------------------------------------------------------------------------------------

cash and cash equivalents at end of year                  $       4,914       10,169         9,714
===================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business - The company manufactures and markets mattress fabrics and upholstery fabrics primarily for the furniture and bedding industries, with the majority of its revenues derived in North America. The company has upholstery fabric manufacturing operations located in Shanghai, China.

     Basis of Presentation - The consolidated financial statements of the company have been prepared in accordance with U.S. generally accepted accounting principles.

     Principles of Consolidation - The consolidated financial statements include the accounts of the company and its subsidiaries, which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation. The accounts of the company's subsidiaries located in Shanghai, China are consolidated as of April 30 (calendar month end), as required by the Chinese government. No events occurred related to the difference between the company's fiscal year end on the Sunday closest to April 30 and the company's China subsidiaries year end of April 30 that materially affected the company's financial position, results of operations, or cash flows for fiscal years 2008, 2007, and 2006.

     Fiscal Year - The company's fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. Fiscal 2008, 2007 and 2006 each included 52 weeks.

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

     Cash and Cash Equivalents - Cash and cash equivalents include demand deposit and money market accounts. The company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The company's Chinese subsidiaries had cash and cash equivalents of $1.7 million at April 27, 2008. The company's Canadian subsidiary had cash and cash equivalents of $475,000 at April 27, 2008.

     Accounts Receivable - Substantially all of the company's accounts receivable are due from manufacturers in the bedding and furniture industries. The company grants credit to customers, a substantial number of which are located in North America and generally does not require collateral. The company records an allowance for doubtful accounts that reflects estimates of probable credit losses. Management continuously performs credit evaluations of its customers, considering numerous inputs including financial position, past payment history, cash flows, management ability, historical loss experience and economic conditions and prospects. The company does not have any off-balance sheet credit exposure related to its customers.

     Inventories - The company accounts for inventories at the lower of first-in, first-out (FIFO) cost or market. Management continually examines inventory to determine if there are indicators that the carrying value exceeds its net realizable value. Experience has shown that the most significant indicator of the need for inventory markdowns is the age of the inventory. As a result, the company provides inventory valuation write-downs based upon established percentages that are continually evaluated as events and market conditions require. The inventory aging
     categories,   generally  using  six,  nine,   twelve,   and  fifteen  month
     categories.

     Property, Plant and Equipment - Property, plant and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Amounts received on disposal less the book value of assets sold are charged or credited to income (loss).

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

     Interest costs of $139,000 and $62,000 for the construction of qualifying fixed assets were capitalized and are being amortized over the related assets' estimated useful lives for the years ended April 27, 2008 and April 29, 2006, respectively. No interest was capitalized for the year ended April 29, 2007.

     Foreign Operations - The company's future operations and earnings will depend on the results of the company's operations in China and Canada. There can be no assurance that the company will be able to successfully conduct such operations, and a failure to do so could have a material adverse effect on the company's financial position, results of operations, and cash flows. Also, the success of the company's operations will be subject to numerous contingencies, some of which may be beyond management's control. These contingencies include general and regional economic conditions, prices for the company's products, competition, changes in regulation, and various additional political, economic, governmental, and other uncertainties. Among other risks, the company's operations will be subject to the risks of restrictions on transfer of funds, export duties, quotas and embargoes, domestic and international customs and tariffs, changing taxation policies, and foreign exchange fluctuations and restrictions.

     Foreign Currency Adjustments - The United States dollar is the functional currency for the company's Canadian and Chinese subsidiaries. All foreign currency asset and liability accounts are remeasured into the U.S. dollars at year-end exchange rates, except for inventory and property, plant, and equipment, which are remeasured at historical rates. Foreign currency revenues and expenses are remeasured at average exchange rates in effect during the year, except for certain expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses from remeasurement of foreign currency denominated monetary assets and liabilities are recorded in the other expense, net line item in the Consolidated Statements of Net Income (Loss) in the period in which they occur. Foreign currency remeasurement losses for the Canadian subsidiary were $381,000, $105,000, and $460,000 for the fiscal years ended April 27, 2008, April 29, 2007 and April 30, 2006, respectively. The company's Chinese subsidiaries had a remeasurement loss of $51,000 for the fiscal year ended April 27, 2008. Foreign currency remeasurement gains for the Chinese subsidiaries were $286,000 and $96,000 for the fiscal years ended April 29, 2007 and April 30, 2006, respectively.

     Goodwill - The company applies the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill no longer be amortized and that goodwill be tested for impairment by comparing each reporting unit's carrying value to its fair value. SFAS No. 142 also requires that, at least annually, goodwill be retested for impairment. No impairment of goodwill resulted in fiscal years 2008, 2007, and 2006. The company's remaining goodwill of $4.1 million relates to the mattress fabrics segment.

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

     No provision is made for income taxes which may be payable if undistributed income of the company's foreign subsidiaries were to be paid as dividends to the company, since the company intends that such earnings will continue to be invested. At April 27, 2008, the amount of such undistributed income was $56.1 million. Foreign tax credits may be available as a reduction of United States income taxes in the event of such distributions.

     On April 30, 2007, the company adopted Financial Accounting Standards Board
     (FASB) Interpretation No.48 "Accounting for Uncertainty in Income Taxes" (FIN 48) which supplements SFAS No. 109, "Accounting for Income Taxes", by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position to be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of the benefit. With the adoption of FIN 48, entities are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle. Upon adoption, the company recorded an increase to retained earnings of $847,000 as a cumulative effect of a change in accounting principle. Refer to Note 11 for more information regarding the impact of adopting FIN 48. Adjustments subsequent to initial adoption are reflected within the company's income tax benefit.

     In May 2007, FASB issued FASB Staff Position FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48" ("FSP FIN 48-1). FSP FIN 48-1 provides guidance on whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. No adjustment was made upon adoption of FSP FIN 48-1.

     Revenue  Recognition - Revenue is recognized upon shipment,  when title and risk of loss pass to the customer. Provision is made currently for estimated product returns, claims and allowances. Management considers historical claims and return experience, among other things, when establishing the allowance for returns and allowances.

     Shipping and Handling Costs - Revenue received for shipping and handling costs, which is immaterial for all periods presented, are included in net sales. Shipping costs, principally freight, that comprise payments to third-party shippers are classified as cost of sales. Handling costs, which consist principally of finished goods warehousing costs in the company's various distribution facilities, were $3.0 million, $3.7 million and $4.2 million in 2008, 2007 and 2006, respectively, and are included in selling, general and administrative expenses.

     Sales and Other Taxes - Sales and other taxes collected from customers and remitted to governmental authorities are presented on a net basis and, as such, are excluded from revenues.

     Stock-Based Compensation - Effective May 1, 2006, the company started to record compensation expense associated with its stock option plans in accordance with SFAS No. 123R, "Share-Based Payment" which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant date fair value of the award. The company adopted the modified prospective transition method provided for under SFAS No. 123R, and consequently did not retroactively adjust results from prior periods. Under this transition method, compensation expense associated with stock options recognized in fiscal 2008 and 2007 includes amortization related to the remaining unvested portion of all stock option awards granted prior to May 1, 2006, based on their grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

     In fiscal 2006, the company recognized compensation costs related to employee stock option plans utilizing the intrinsic value-based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The company also adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based
     Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure." SFAS No. 123 required disclosure of pro-forma net income, earnings per share, and other information as if the fair value method of accounting for stock options and other equity instruments described in SFAS No. 123 had been adopted.

     In accordance with the provisions of SFAS No. 123R, the company recorded $618,000 and $525,000 of compensation expense for stock options within selling, general, and administrative expense for fiscal 2008 and 2007, respectively. In fiscal 2006, the company recorded $139,000 of compensation expense for stock options that were required to be accounted for under the provisions of APB Opinion No. 25.

     Prior to the adoption of SFAS 123R, the benefit of tax deductions in excess of recognized compensation costs were reported as an operating cash flow. SFAS 123R requires such benefits to be recorded as a financing cash flow rather than a reduction of income taxes paid within operating cash flow. The company adopted the short-cut method provided in SFAS No. 123R to use for calculating the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R. The company recognized $17,000 in excess tax benefits related to employee stock-based compensation in fiscal 2008. No tax benefits in excess of recognized compensation costs were realized from option exercises in fiscal 2007.

     The following table illustrates the effect on net loss and net loss per share if the company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the company's stock option plan for fiscal 2006:

     (dollars in thousands, except per share data)                  2006
     ------------------------------------------------------------------------
     Net loss, as reported                                           (11,796)
     Add: Total stock-based employee compensation expense
      included in net loss, net of taxes                                  83
     Deduct: Total stock-based employee compensation expense
      determined under fair value-based method for all awards,
      net of taxes                                                      (413)
     ------------------------------------------------------------------------
     Pro forma net loss                                              (12,126)
     ------------------------------------------------------------------------
     Net loss per share:
     Basic - as reported                                               (1.02)
     Basic - pro forma                                                 (1.05)
     Diluted - as reported                                             (1.02)
     Diluted - pro forma                                               (1.05)
     ------------------------------------------------------------------------

     Fair Value of Financial Instruments - The carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments.

     The fair value of the company's long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities. At April 27, 2008, the carrying value of the company's long-term debt and lines of credit was $21.4 million and the fair value was $21.0 million. At April 29, 2007, the carrying value of the company's long-term debt was $40.8 million and the fair value was $38.3 million.

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

     The consideration given for this transaction, after adjustments to the closing date inventory as defined by the Agreement, was $8.1 million. Payment consisted of $2.5 million in cash financed by a term loan (see Note
     12), the issuance of 798,582 shares of the company's common stock with a fair value of $5.1 million, and the company also incurred direct acquisition costs relating to legal, accounting, and other professional fees of $515,000. This transaction did not constitute a business combination within the criteria of EITF 98-3, Determining whether a Non-Monetary Transaction involves Receipt of Productive Assets or of a Business. The total transaction cost was allocated as follows:

     ---------------------------------------------------------------------------
     (dollars in thousands)                                         Fair Value
     ---------------------------------------------------------------------------
      Inventories                                                    $   4,754
      Other current assets (credit on future purchases of inventory)     2,210
      Non-compete agreement                                              1,148
     ---------------------------------------------------------------------------
                                                                     $   8,112
     ---------------------------------------------------------------------------

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

     In connection with the Agreement, the company issued 798,582 shares of common stock. As a result, the company entered into a Registration Rights and Shareholder Agreement ("the Registration Agreement"), which relates to the shares of the common stock issued by the company to ITG (the "Shares"). Under the terms of the Registration Agreement, ITG required the company to register the Shares with the Securities and Exchange Commission, allowing the Shares to be sold to the public after the registration statement became effective. The Registration Agreement also contained provisions pursuant to which ITG agreed not to purchase additional company shares or take certain other actions to influence control of the company, and agreed to vote the shares in accordance with recommendations of the company's board of directors. Pursuant to a registration request by ITG, a registration statement was filed and became effective April 10, 2007.

3.   RESTRUCTURING AND ASSET IMPAIRMENTS

     A summary of accrued restructuring costs follows:

     ---------------------------------------------------------------------------
      (dollars in thousands)                 April 27, 2008(1)    April 29, 2007
     ---------------------------------------------------------------------------
      December 2006 Upholstery Fabrics       $          990                1,545
      September 2005 Upholstery fabrics                 178                  258
      August 2005 Upholstery Fabrics                      2                   18
      April 2005 Upholstery Fabrics                      27                  141
      October 2004 Upholstery Fabrics                     -                   13
      Fiscal 2003 Culp Decorative Fabrics               235                1,307
     ---------------------------------------------------------------------------
                                             $        1,432                3,282
     ---------------------------------------------------------------------------
     (1) The company's existing restructuring plans have been substantially completed as of April 27, 2008.

     December 2006 Upholstery Fabrics

     On December 12, 2006, the company's board of directors approved a restructuring plan within the upholstery fabrics segment to consolidate the company's U.S. upholstery fabrics manufacturing facilities and outsource its specialty yarn production. This process involved closing the company's weaving plant located in Graham, NC, and closing the yarn plant located in Lincolnton, NC. The company transferred certain production from the Graham, NC plant facility to its Anderson, SC and Shanghai, China, plant facilities as well as a small portion to contract weavers. As a result of these two plant closures, the company reduced the number of associates by approximately 185 people.

     During fiscal 2008, total restructuring and related charges incurred were $2.9 million of which $1.0 million related to inventory markdowns, $978,000 related to other operating costs associated with closed plant facilities, $503,000 related to write-downs of buildings and equipment, $467,000 related to lease termination and other exit costs, $189,000 related to asset movement costs, $171,000 related to employee termination benefits, and a credit of $362,000 related to sales proceeds received on equipment with no carrying value. Of the total charge, $1.9 million was recorded in cost of sales, $69,000 was recorded in selling, general, and administrative expenses, and $968,000 was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.

     During fiscal 2007, total restructuring and related charges incurred were $6.7 million of which $2.2 million related to inventory markdowns, $1.3 million related to employee termination benefits, $1.2 million related to accelerated depreciation, $1.0 million related to write-downs of equipment, $461,000 related to asset movement costs, $241,000 related to lease termination and other exit costs, and $212,000 related to operating costs associated with closed of plant facilities. Of the total charge, $3.6 million was recorded in cost of sales and $3.1 million was recorded in restructuring expense in the 2007 Consolidated Statement of Loss.

     The following summarizes the activity in the restructuring accrual (dollars in thousands):

                                                                Lease
                                             Employee         Termination
                                            Termination        and Other
                                            Benefits (1)      Exit Costs           Total
     ----------------------------------------------------------------------------------------
     accrual established in fiscal 2007  $          1,284                 -             1,284
     adjustments in fiscal 2007                        63               241               304
     paid in fiscal 2007                              (43)                -              (43)
     ----------------------------------------------------------------------------------------
     balance, April 29, 2007                        1,304               241             1,545
     adjustments in fiscal 2008                       171               467               638
     paid in fiscal 2008                             (796)             (397)           (1,193)
     ----------------------------------------------------------------------------------------
     balance, April 27, 2008             $            679               311               990
     ----------------------------------------------------------------------------------------

     (1) Employee termination benefit payments are net of cobra premiums received from participants.


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

     During fiscal 2008, as a result of management's continual evaluation of the restructuring accrual, the restructuring accrual was decreased by $34,000 to reflect current estimates of future health care claims. This $34,000 decrease in the restructuring accrual was recorded as a credit to restructuring expense in the 2008 Consolidated Statement of Net Income.

     During fiscal 2007, total restructuring and related charges incurred were $494,000 of which $450,000 related to other operating costs associated with a closed plant facility, $284,000 related to lease termination and other exit costs, $212,000 related to asset movement costs, a credit of $177,000 related to employee termination benefits, and a credit of $275,000 related to sales proceeds received on equipment with no carrying value. Of this total charge, $44,000 was recorded in restructuring expense and $450,000 was recorded in cost of sales in the 2007 Consolidated Statement of Loss.

     During fiscal 2006, total restructuring and related charges incurred were $1.4 million of which $533,000 related to employee termination benefits, $419,000 related to asset movement costs, $238,000 related to accelerated depreciation, $177,000 related to write-downs of equipment, and $10,000 related to operating costs associated with a closed plant facility. Of the total charge, $1.1 million was recorded in restructuring expense and $245,000 was recorded in cost of sales in the 2006 Consolidated Statement of Loss.

     The following summarizes the activity in the restructuring accrual (dollars in thousands):

                                                            Lease
                                      Employee          Termination and
                                     Termination             Other
                                     Benefits (1)         Exit Costs            Total
     --------------------------------------------------------------------------------------
     accrual established in
      fiscal 2006                 $            510                   -                 510
     adjustments in fiscal 2006                 23                   -                  23
     paid in fiscal 2006                       (94)                  -                 (94)
     --------------------------------------------------------------------------------------
     balance, April 30, 2006                   439                   -                 439
     additions in fiscal 2007                    -                 282                 282
     adjustments in fiscal 2007               (177)                  2                (175)
     paid in fiscal 2007                      (231)                (57)               (288)
     --------------------------------------------------------------------------------------
     balance, April 29, 2007                    31                 227                 258
     adjustments in fiscal 2008                (34)                  -                 (34)
     paid in fiscal 2008                         3                 (49)                (46)
     --------------------------------------------------------------------------------------
     balance, April 27, 2008      $              -                 178                 178
     --------------------------------------------------------------------------------------

     (1) Employee termination benefit payments are net of cobra premiums received from participants.


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

     During fiscal 2008, total restructuring charges incurred were $80,000 of which $100,000 related to lease termination and other exit costs and a credit of $20,000 related to employee termination benefits. This total charge was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.

     During fiscal 2007, total restructuring and related charges incurred were $63,000 of which $412,000 related to write-downs of a building and equipment, $167,000 related to operating costs associated with a closed plant facility, $49,000 related to asset movement costs, $6,000 related to lease termination costs, a credit of $40,000 related to employee termination benefits, and a credit of $531,000 related to sales proceeds on equipment with no carrying value. Of this total net charge, a credit of $104,000 was recorded in restructuring expense and a charge of $167,000 was recorded in cost of sales in the 2007 Consolidated Statement of Loss.

     During fiscal 2006, total restructuring and related charges incurred were $5.5 million, of which $2.6 million related to write-downs of a building and equipment, $1.2 million related to accelerated depreciation, $567,000 related to employee termination benefits, $565,000 related to inventory markdowns, $394,000 related to operating costs associated with a closed plant facility, $175,000 related to asset movement costs, and $11,000 related to lease termination costs. Of this total charge, $3.4 million was recorded in restructuring expense and $2.1 million was recorded in cost of sales in the 2006 Consolidated Statement of Loss.

     The following summarizes the activity in the restructuring accrual (dollars in thousands):

                                                            Lease
                                      Employee          Termination and
                                     Termination             Other
                                     Benefits (1)         Exit Costs            Total
     --------------------------------------------------------------------------------------
     accrual established in
      fiscal 2006                 $            570                  14                 584
     adjustments in fiscal 2006                 (3)                 (3)                 (6)
     paid in fiscal 2006                      (440)                 (4)               (444)
     --------------------------------------------------------------------------------------
     balance, April 30, 2006                   127                   7                 134
     adjustments in fiscal 2007                (40)                  6                 (34)
     paid in fiscal 2007                       (69)                (13)                (82)
     --------------------------------------------------------------------------------------
     balance, April 29, 2007                    18                   -                  18
     adjustments in fiscal 2008                (20)                100                  80
     paid in fiscal 2008                         4                (100)                (96)
     --------------------------------------------------------------------------------------
     balance, April 27, 2008      $              2                   -                   2
     --------------------------------------------------------------------------------------

     (1) Employee termination benefit payments are net of cobra premiums received from participants.


     April 2005 Upholstery Fabrics

     In April 2005, the company's board of directors approved a restructuring plan within the upholstery fabrics segment designed to reduce costs, increase asset utilization, and improve profitability. The restructuring plan included the consolidation of the company's velvet fabrics manufacturing operations, additional fixed manufacturing cost reductions in the decorative fabrics operation, and significant reductions in selling, general and administrative expenses within the upholstery fabrics segment. Also, the company combined its sales, design, and customer service activities within the upholstery fabrics segment. As a result, on June 30, 2005, the company sold two buildings in Burlington, NC consisting of approximately 140,000 square feet for proceeds of $2,850,000. Overall, these restructuring actions reduced the number of associates by 350 people.

     During fiscal 2008, the company recorded a restructuring credit of $35,000, of which a charge of $32,000 related to lease termination and other exit costs and a credit of $67,000 related to employee termination benefits. This credit of $35,000 was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.

     During fiscal 2007, the total restructuring and related charges incurred were $1.1 million, of which approximately $671,000 related to asset movement costs, $321,000 related to operating costs associated with the closed plant facilities, $238,000 related to inventory markdowns, $194,000 related to lease termination costs, $59,000 related to write-downs of equipment, a credit of $165,000 related to sales proceeds received on equipment with no carrying value, and a credit of $195,000 related to employee termination benefits. Of this total charge, $564,000 was recorded in restructuring expense, $501,000 was recorded in cost of sales, and $58,000 was recorded in selling, general and administrative expenses in the 2007 Consolidated Statement of Loss.

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

     The following summarizes the activity in the restructuring accrual (dollars in thousands):

                                                            Lease
                                      Employee          Termination and
                                     Termination             Other
                                     Benefits (1)         Exit Costs            Total
     --------------------------------------------------------------------------------------
     balance, May 1, 2005         $          1,897                  47               1,944
     additions in fiscal 2006                    -                 406                 406
     adjustments in fiscal 2006                529                  29                 558
     paid in fiscal 2006                    (1,627)               (281)             (1,908)
     --------------------------------------------------------------------------------------
     balance, April 30, 2006                   799                 201               1,000
     additions in fiscal 2007                    -                 184                 184
     adjustments in fiscal 2007               (195)                 10                (185)
     paid in fiscal 2007                      (517)               (341)               (858)
     --------------------------------------------------------------------------------------
     balance, April 29, 2007                    87                  54                 141
     adjustments in fiscal 2008                (67)                 32                 (35)
     paid in fiscal 2008                         7                 (86)                (79)
     --------------------------------------------------------------------------------------
     balance, April 27, 2008      $             27                   -                  27
     --------------------------------------------------------------------------------------

     (1) Employee termination benefit payments are net of cobra premiums received from participants.

     October 2004 Upholstery Fabrics

     In October 2004, the company's board of directors approved a restructuring plan within the upholstery fabrics segment aimed at reducing costs, increasing asset utilization and improving profitability. The restructuring plan involved the consolidation of the company's decorative fabrics weaving operations by closing Culp's facility in Pageland, SC, and consolidating those operations into the Graham, NC facility. Additionally, the company consolidated its yarn operations by integrating the production of the
     Cherryville, NC plant into the company's Shelby, NC facility. Overall, these restructuring actions reduced the number of associates by approximately 250 people.

     During fiscal 2008, as a result of management's continual evaluation of the restructuring accrual, the restructuring accrual was decreased by $13,000 to reflect current estimates of future health care claims. This $13,000 decrease in the restructuring accrual was recorded as a credit to restructuring expense in the 2008 Consolidated Statement of Net Income.

     During fiscal 2007, as a result of management's continual evaluation of the restructuring accrual, the restructuring accrual was decreased by $22,000 to reflect current estimates of future health care claims. This $22,000 decrease in the restructuring accrual was recorded as a credit to restructuring expense in the 2007 Consolidated Statement of Loss.

     During fiscal 2006, the total restructuring and related charges incurred were $2.4 million, of which approximately $1.3 million related to asset movement costs, $1.0 million related to write-downs of equipment, $88,000 related to employee termination benefits, $52,000 related to operating costs associated with the closing of the plant facilities, $3,000 related to lease termination costs. Of this total charge, $2.3 million was recorded in restructuring expense, and $52,000 in cost of sales in the 2006 Consolidated Statement of Loss.

     The following summarizes the activity in the restructuring accrual (dollars in thousands):

                                                            Lease
                                      Employee          Termination and
                                     Termination          Other Exit
                                     Benefits (1)            Costs              Total
     --------------------------------------------------------------------------------------
     balance, May 1, 2005         $            309                   -                 309
     additions in fiscal 2006                    -                   3                   3
     adjustments in fiscal 2006                 88                   -                  88
     paid in fiscal 2006                      (333)                 (3)               (336)
     --------------------------------------------------------------------------------------
     balance, April 30, 2006                    64                   -                  64
     additions in fiscal 2007                    -                   -                   -
     adjustments in fiscal 2007                (22)                  -                 (22)
     paid in fiscal 2007                       (29)                  -                 (29)
     --------------------------------------------------------------------------------------
     balance, April 29, 2007                    13                   -                  13
     adjustments in fiscal 2008                (13)                  -                 (13)
     --------------------------------------------------------------------------------------
     balance, April 27, 2008      $              -                   -                   -
     --------------------------------------------------------------------------------------

     (1) Employee termination benefit payments are net of cobra premiums received from participants.


     Fiscal 2003 Culp Decorative Fabrics Restructuring

     In August 2002, the company's board of directors approved a restructuring plan in the upholstery fabrics segment aimed at lowering manufacturing costs, simplifying the dobby fabric upholstery line, increasing asset utilization and enhancing the division's manufacturing competitiveness. The restructuring plan involved closing a facility in Chattanooga, TN and integrating these functions into other plants, a significant reduction in the number of stock keeping units, or SKUs, offered in the dobby product line, and a net reduction in workforce of approximately 300 positions.

     During fiscal 2008, as a result of management's continual evaluation of the restructuring accrual, the restructuring accrual was decreased by approximately $79,000, of which, $66,000 related to lease termination and other exit costs and $13,000 related to employee termination benefits. This $79,000 decrease in the restructuring accrual was recorded as a credit to restructuring expense in the 2008 Consolidated Statement of Net Income. Additionally, the company recorded a restructuring related charge of $44,000 for operating costs associated with a closed plant facility. This $44,000 restructuring related charge was recorded in cost of sales in the 2008 Consolidated Statement of Net Income.

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

     The following summarizes the activity in the restructuring accrual (dollars in thousands):

                                                            Lease
                                      Employee          Termination and
                                     Termination             Other
                                     Benefits (1)         Exit Costs            Total
     --------------------------------------------------------------------------------------
     balance, May 1, 2005         $            200               3,387               3,587
     adjustments in fiscal 2006                (66)               (241)               (307)
     paid in fiscal 2006                       (46)               (822)               (868)
     --------------------------------------------------------------------------------------
     balance, April 30, 2006                    88               2,324               2,412
     adjustments in fiscal 2007                  -                 (17)                (17)
     paid in fiscal 2007                       (45)             (1,043)             (1,088)
     --------------------------------------------------------------------------------------
     balance, April 29, 2007                    43               1,264               1,307
     adjustments in fiscal 2008                (13)                (66)                (79)
     paid in fiscal 2008                       (30)               (963)               (993)
     --------------------------------------------------------------------------------------
     balance, April 27, 2008      $              -                 235                 235
     --------------------------------------------------------------------------------------

     (1) Employee termination benefit payments are net of cobra premiums received from participants.


4.   ASSETS HELD FOR SALE AND RELATED IMPAIRMENTS

     At April 27, 2008, the company had assets held for sale with carrying values totaling $5.6 million. These assets held for sale consist of the company's corporate headquarters with a carrying value of $4.8 million, certain equipment related to its U.S. upholstery fabric operations with a carrying value of $792,000, and certain equipment related to the mattress fabrics segment totaling $35,000. The carrying value of these assets held for sale are presented in the 2008 Consolidated Balance Sheet and are no longer being depreciated.

     Effective  October  29,  2007,  the  company  adopted  a plan to  sell  its corporate headquarters as the company is only utilizing one-half of the available space and with the sale can lower costs and reduce debt. The company expects that the final sale and disposal of the assets will be completed within a year from the date the plan was adopted and the sales proceeds will be applied against the $6.3 million mortgage balance. In connection with the plan disposal, the company determined that the carrying value of their corporate headquarters was less than fair value. Consequently, no impairment loss was recorded.

     Effective April 2008, the company adopted a plan to sell certain equipment related to its U.S. upholstery fabric operations. In connection with the plan of disposal, the company determined that the carrying value of this equipment of $812,000 exceeded its fair value of $792,000. Consequently, the company recorded an impairment loss of $20,000 in restructuring expense in the 2008 Consolidated Statement of Net Income.

     Effective January 2, 2008, the company adopted a plan to sell certain older equipment related to its mattress fabrics segment that is being replaced by newer and more efficient equipment. In connection with the plan of disposal, the company determined that the carrying value of this equipment of $513,000 exceeded its fair value of $224,000. Consequently, the company recorded an impairment loss of $289,000. This impairment loss of $289,000 was recorded in cost of sales in the 2008 Consolidated Statement of Net Income. The company received sales proceeds totaling $189,000 in fiscal 2008.

     At April 29, 2007, the company had assets held for sale with carrying values totaling $2.5 million. These assets held for sale consisted of buildings and certain equipment to be sold from the closure of the company's Lincolnton, NC and Graham, NC plant facilities. At April 27, 2008, all buildings and equipment classified as held for sale at April 29, 2007 have been sold. The company received sales proceeds totaling $1.9 million and recorded impairment losses of $482,000 in restructuring expense on these assets held for sale in fiscal 2008. The carrying value of these assets held for sale are presented separately in the 2007 Consolidated Balance Sheet and were not depreciated in fiscal 2008.

5.   ACCOUNTS RECEIVABLE

     A summary of accounts receivable follows:

                                                                          April 27,   April 29,
     (dollars in thousands                                                    2008         2007
     --------------------------------------------------------------------------------------------
     customers                                                            $  28,830       31,192
     allowance for doubtful accounts                                         (1,350)      (1,332)
     reserve for returns and allowances and discounts                          (407)        (570)
     --------------------------------------------------------------------------------------------
                                                                          $  27,073       29,290
     ============================================================================================

     A summary of the activity in the allowance for doubtful accounts follows:

     (dollars in thousands)                                         2008       2007         2006
     -------------------------------------------------------------------------------------------
     beginning balance                                $           (1,332)    (1,049)      (1,142)
     provision for bad debts                                        (180)      (618)          (5)
     write-offs, net of recoveries                                   162        335           98
     --------------------------------------------------------------------------------------------
     ending balance                                   $           (1,350)    (1,332)      (1,049)
     ============================================================================================

     A summary of the activity in the allowance for returns and allowances and discounts follows:

     (dollars in thousands)                                         2008       2007         2006
     --------------------------------------------------------------------------------------------
     beginning balance                                $             (570)      (826)        (837)
     provision for returns and allowances                         (2,512)    (1,429)      (1,834)
     discounts
     cash discounts taken                                          2,675      1,685        1,845
     --------------------------------------------------------------------------------------------
     ending balance                                   $             (407)      (570)        (826)
     ============================================================================================

6.   INVENTORIES

     A summary of inventories follows:

                                                                          April 27,   April 29,
     (dollars in thousands)                                                   2008         2007
     --------------------------------------------------------------------------------------------
     raw materials                                                        $   9,939       10,200
     work-in-process                                                          1,682        1,711
     finished goods                                                          23,773       28,719
     --------------------------------------------------------------------------------------------
                                                                          $  35,394       40,630
     ============================================================================================

7.   PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows:

                                                      depreciable lives   April 27,   April 29,
     (dollars in thousands)                                   (in years)      2008         2007
     --------------------------------------------------------------------------------------------
     land and improvements                                            10  $   1,061        1,829
     buildings and improvements                                     7-40     13,166       17,791
     leasehold improvements                                life of lease      6,206        4,486
     machinery and equipment                                        3-12     60,076       69,517
     office furniture and equipment                                 3-10      5,475        5,884
     capital projects in progress                                             4,515        1,708
     -------------------------------------------------------------------------------------------
                                                                             90,499      101,215
     accumulated depreciation and amortization                              (57,560)     (63,442)
     --------------------------------------------------------------------------------------------
                                                                          $  32,939       37,773
     ============================================================================================

     The non-cash portion for capital expenditures representing vendor financing totaled $2.1 million and $1.7 million in fiscal years 2008 and 2006, respectively. The company did not finance any of its capital expenditures for fiscal 2007. The company's vendor financed arrangements in 2008 bear interest with fixed interest rates ranging from 6% to 7.14%

     The principal payment requirements of accounts payable-capital expenditures during the next three fiscal years are: 2009 - $1.5 million; 2010 - $725,000; and 2011 - $724,000.

     At April 27, 2008, the company had a commitment to acquire equipment with regards to its mattress fabrics segment for approximately $1.6 million. This equipment is expected to be installed in the first quarter of fiscal 2009. The principal payment requirements of this commitment are $894,000 and $688,000 in fiscal 2009 and 2010, respectively. This obligation bears interest at a fixed interest rate of 8%.

8.   GOODWILL

     A summary of the change in the carrying amount of goodwill follows:

     (dollars in thousands)                        2008                    2007             2006
     --------------------------------------------------------------------------------------------
     beginning balance                        $     4,114                 4,114            4,114
     impairment charge                                  -                     -                -
     --------------------------------------------------------------------------------------------
     ending balance                           $     4,114                 4,114            4,114
     ============================================================================================

     The goodwill balance relates to the mattress fabrics segment.

9.   OTHER ASSETS

     A summary of other assets follows:

                                                                        April 27,       April 29,
      (dollars in thousands)                                                2008            2007
     --------------------------------------------------------------------------------------------
     cash surrender value - life insurance                       $        1,269            1,154
     ITG non-compete agreement, net (note 2)                                789            1,076
     other                                                                  351              358
     --------------------------------------------------------------------------------------------
                                                                 $        2,409            2,588
     ============================================================================================

     The company recorded a non-compete agreement related to the ITG asset purchase at its fair value based on various valuation techniques. At April
     27, 2008 and April 29, 2007, the gross carrying amount for the ITG non-compete agreement was $1.1 million. At April 27, 2008 and April 29,
     2007,  accumulated  amortization  was $359,000  and $72,000,  respectively.
     Amortization expense for the ITG non-compete agreement was $287,000 and $72,000 for fiscal 2008 and 2007, respectively. The remaining amortization expense for the next three fiscal years follows: FY 2009 - $287,000; FY
     2010 - $287,000; and FY 2011 - $215,000.

     There are no restrictions on the company's cash surrender value - life insurance balances at April 27, 2008 and April 29, 2007, respectively.

10.  ACCRUED EXPENSES

     A summary of accrued expenses follows:

                                                                        April 27,       April 29,
     (dollars in thousands)                                                 2008            2007
     --------------------------------------------------------------------------------------------
     compensation, commissions and related benefits               $       5,690            4,941
     interest                                                               186              314
     accrued rebates                                                        241            1,013
     other                                                                2,183            2,402
     --------------------------------------------------------------------------------------------
                                                                  $       8,300            8,670
     ============================================================================================

11.  INCOME TAXES

     Total income taxes (benefits) were allocated as follows:


     (dollars in thousands)                               2008            2007             2006
     --------------------------------------------------------------------------------------------
     income (loss) from operations                     $    (542)        (1,685)          (8,081)
     shareholders' equity, related to
       the tax benefit arising from the
       exercise of stock options                             (17)           (16)             (21)
     shareholders' equity, related to tax effect
       of cash flow hedge                                    (25)           (13)              11
     --------------------------------------------------------------------------------------------
                                                       $    (584)        (1,714)          (8,091)
     ===========================================================================================

     Income tax benefit attributable to income (loss) from operations consists of:

     (dollars in thousands)                              2008              2007             2006
     --------------------------------------------------------------------------------------------
     current
        federal                                        $       -              -                -
        state                                                  -              -                -
        foreign (1)                                          377          2,091            2,066
     --------------------------------------------------------------------------------------------
                                                             377          2,091            2,066
     --------------------------------------------------------------------------------------------
     deferred
        federal                                             (408)        (3,100)          (8,742)
        state                                                (36)          (344)            (970)
        foreign                                             (475)          (332)            (455)
     --------------------------------------------------------------------------------------------
                                                            (919)        (3,776)         (10,167)
     --------------------------------------------------------------------------------------------
                                                       $    (542)        (1,685)          (8,081)
     ============================================================================================

     (1) Foreign income tax expense includes U.S. income tax expense on income tax reserves pertaining to foreign sources of taxable income of $1,165,000, $702,000, and $1,526,000, in fiscal 2008, 2007, and 2006, respectively. Also, foreign income tax expense in 2008 includes research and development credits with regards to the company's Canadian subsidiary of $593,000 and income tax incentives granted by the Chinese government of $592,000. No investment tax credits from the Chinese government were obtained in fiscal 2007 and 2006.

     Income before income taxes related to the company's foreign operations for the years ended April 27, 2008, April 29, 2007, and April 30, 2006 was $6.9 million, $8.6 million and $6.5 million, respectively.

     Under a tax holiday in the People's Republic of China, the company was granted an exemption from income taxes for two years commencing from the first profit-making year on a calendar year basis and a 50% reduction in the income tax rates for the following three years. Calendar year 2004 was the first profit-making year. The company is entitled to a 50% income tax reduction for the calendar years 2006, 2007, and 2008. The applicable income tax rate before the tax holiday reduction was 27% in fiscal 2008, 2007 and 2006. Had the company not been entitled to the tax holiday, the consolidated income tax benefit for fiscal years 2008, 2007 and 2006 would have been $4,000, $830,000 and $6.9 million, respectively.

     The following schedule summarizes the principal differences between the income tax expense (benefit) at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

                                                          2008             2007             2006
     --------------------------------------------------------------------------------------------
     federal income tax rate                              34.0%           (34.0)%          (34.0)%
     state income taxes, net of federal
        income tax benefit                                (1.5)           (14.6)            (5.1)
     foreign tax rate differential                       (29.1)           (51.5)           (10.6)
     increase in tax reserves                             26.9             11.5              7.7
     tax effects of Canadian foreign exchange loss       (23.2)             -                  -
     Canadian research and development credits           (12.2)             -                  -
     China income tax incentives                         (12.2)             -                  -
     non-deductible stock option expense                   1.7             25.6                -
     non-deductible expenses                               1.6              3.3              1.4
     other                                                 2.8              3.6             (0.1)
     --------------------------------------------------------------------------------------------
                                                          (11.2)%          (56.1)%          (40.7)%
     ============================================================================================

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:

     (dollars in thousands)                                                2008             2007
     --------------------------------------------------------------------------------------------
     deferred tax assets:
         accounts receivable                                     $          587              642
         inventories                                                      2,290            2,253
         compensation                                                       735              672
         liabilities and reserves                                           977            1,898
         alternative minimum tax                                          1,320            1,320
         loss carryforwards - U.S.                                       28,786           27,005
         loss carryforwards - foreign                                       169                -
     --------------------------------------------------------------------------------------------
              total  deferred tax assets                                 34,864           33,790
     --------------------------------------------------------------------------------------------
     deferred tax liabilities:
         property, plant and equipment, net                              (2,383)          (2,691)
         other                                                             (135)             (40)
     --------------------------------------------------------------------------------------------
              total deferred tax liabilities                             (2,518)          (2,731)
     --------------------------------------------------------------------------------------------
                                                                 $       32,346           31,059
     ============================================================================================

     Federal and state net operating loss carryforwards were $75.3 million with related future tax benefits of $28.8 million at April 27, 2008. These carryforwards principally expire in 14-20 years, fiscal 2022 through fiscal 2028. The company also has an alternative minimum tax credit carryforward of approximately $1.3 million for federal income tax purposes that does not expire.

     In making the judgment about the realization of the U.S. net deferred tax assets, management has considered both negative and positive evidence, and concluded that sufficient positive evidence exists to overcome the cumulative losses experienced in recent years. Specifically, management considered the following, among other factors: nature of the company's products; history of positive earnings in the mattress fabrics segment; capital projects in progress to further enhance the company's globally competitive cost structure in the mattress fabrics segment; recent restructuring actions in the U.S. upholstery fabrics business to adjust the U.S. cost structure and bring U.S. manufacturing capacity in line with demand; development of offshore manufacturing and sourcing programs to meet changing demands of upholstery fabric customers in the U.S.; inter-company agreements with the company's China subsidiaries expected to be in place in fiscal 2009 for various consulting services and intellectual property; and the incremental sales volume from the purchase of certain assets from ITG related to the mattress fabric product line of ITG's Burlington House Division. Management's analysis of taxable income also included the following considerations: none of the company's net operating loss carryforwards have previously expired unused; the U.S. federal carryforward period is 20 years; and the company's current income tax loss carryforwards principally expire in 14-20 years; fiscal 2022 through 2028. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future U.S. taxable income during the carryforward period are reduced.

     The following table sets forth the change to the company's unrecognized tax benefit:

     (dollars in thousands)                                                                 2008
     --------------------------------------------------------------------------------------------
     balance at April 30, 2007                                                         $   3,409
     increases from prior period tax positions                                             1,329
     decreases from prior period tax positions                                               (92)
     increases from current period tax positions                                             156
     --------------------------------------------------------------------------------------------
     balance at April 27, 2008                                                         $   4,802
     ============================================================================================

     Upon adoption of FIN 48 as of April 30, 2007, the company had approximately
     $3.4  million  of total  gross  unrecognized  tax  benefits,  of which $3.1 million  represents the amount of gross  unrecognized tax benefits that, if recognized,  would favorably  affect the income tax rate in future periods.
     At April 27,  2008,  the company had  approximately  $4.8  million of total gross  unrecognized  tax  benefits,  of which $4.4 million  represents  the amount of gross  unrecognized  tax  benefits  that,  if  recognized,  would favorably  affect the income tax rate in future  periods.  The total  gross unrecognized  tax  benefits  of $4.8  million  as of April  27,  2008,  are
     classified   as  income  taxes   payable-long-term   in  the   accompanying
     consolidated balance sheets.

     The company has elected to classify interest and penalties, accrued as required by FIN 48, as part of income tax expense. Upon adoption of FIN 48 as of April 30, 2007 and at April 27, 2008, the gross amount of interest and penalties due to unrecognized tax benefits was $98,000 and $115,000, respectively. The liability for uncertain tax positions includes $4.0 million related to tax positions for which significant change is reasonably possible in fiscal 2009. This amount relates to double taxation under applicable tax treaties with foreign tax jurisdictions. United States federal and state income tax returns filed by the company remain subject to examination for tax years 2002 and subsequent due to loss carryforwards.
     Canadian federal returns remain subject to examination for tax years 2004 and subsequent. Canadian provincial returns remain subject to examination for tax years 2005 and subsequent. Income tax returns for the company's
     China subsidiaries are subject to examination for tax years 2006 and subsequent.

     Income tax  payments,  net of income tax refunds,  were  $360,000 in fiscal
     2008, $393,000 in fiscal 2007, and $1.4 million in fiscal 2006.

12.  LONG-TERM DEBT AND LINES OF CREDIT

     A summary of long-term debt follows:

                                                                        April 27,        April 29,
     (dollars in thousands)                                                2008             2007
     --------------------------------------------------------------------------------------------
     unsecured senior term notes                                 $       14,307           30,905
     real estate loan - I                                                 3,828            4,039
     real estate loan - II                                                2,500            2,500
     canadian government loan                                               788              716
     --------------------------------------------------------------------------------------------
                                                                         21,423           38,160
     current maturities of long-term debt                                (7,375)         (16,046)
     --------------------------------------------------------------------------------------------
           long-term debt, less current maturities               $       14,048           22,114
     --------------------------------------------------------------------------------------------
     lines of credit                                             $            -            2,593
     --------------------------------------------------------------------------------------------
     total borrowings                                            $       21,423           40,753
     --------------------------------------------------------------------------------------------

     Unsecured Term Notes

     The company's unsecured senior term notes have a fixed interest rate of 8.80% (payable semi-annually in March and September and subject to prepayment provisions each fiscal quarter as defined in the agreement) and are payable over an average remaining term of 1.9 years through March 2010. As of April 27, 2008, the principal payments that are required to be paid in periodic installments over the next two fiscal years are as follows:
     March 2009 - $7.2 million; and March 2010 - $7.1 million.

     On February 19, 2008, the company entered into a fourth amendment to its senior note agreement. This amendment provided greater flexibility by increasing the capital expenditure limit on a cash basis from $4.0 million to $5.0 million for fiscal year 2008 and $4.0 million plus an additional amount as defined in the agreement for any fiscal year thereafter.

     Real Estate Loan - I

     The company has a real estate loan that is secured by a lien on the company's corporate headquarters office located in High Point, NC. This term loan bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 5.23% at April 27, 2008) based on the company's debt/EBITDA ratio, as defined in the agreement and is payable in varying monthly installments through September 2010, with a final payment of $3.3 million in October 2010.

     Real Estate Loan - II

     The company has a term loan in the amount of $2.5 million in connection with the ITG asset purchase agreement (Note 2). This term loan is secured by a lien on the company's corporate headquarters office located in High Point, NC and bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 5.59% at April 27, 2008) based on the company's debt/EBITDA ratio, as defined in the agreement. This agreement requires the company to pay interest monthly with the entire principal amount due on June 30, 2010.

     Canadian Government Loan

     The company has an agreement with the Canadian government to provide for a term loan that is non-interest bearing and is payable in 48 equal monthly installments commencing December 1, 2009. The proceeds are to partially finance capital expenditures at the company's Rayonese facility located in Quebec, Canada.

     Revolving Credit Agreement -United States

     The company has an unsecured credit agreement that provides for a revolving loan commitment of $6.5 million, including letters of credit up to $5.5 million. This agreement bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 5.23% at April 27, 2008) based on the company's debt/EBITDA ratio, as defined in the agreement. As of April 27, 2008, there were $1.3 million in outstanding letters of credit (all of which related to workers compensation) under the agreement. At April 27, 2008 and April 29, 2007, there were no borrowings outstanding under the agreement.

     On December 27, 2007, the company entered into a twelfth amendment to the revolving credit agreement. This amendment extended the expiration date to December 31, 2008, provided greater flexibility by increasing the capital expenditure limit on a cash basis from $4.0 million to $5.0 million for fiscal year 2008, and amended certain other financial covenants as defined in the agreement.

     Revolving Credit Agreement - China

     The company's China subsidiary has an unsecured revolving credit agreement with a bank in China to provide a line of credit available up to approximately $5 million, of which approximately $1 million includes letters of credit. This agreement bears interest at a rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of April 27, 2008. At April 29, 2007, outstanding borrowings under the agreement were $2.6 million.

     Overall

     The company's loan agreements require, among other things, that the company maintain compliance with certain financial ratios. At April 27, 2008, the company was in compliance with these financial covenants.

     The principal payment requirements of long-term debt during the next five fiscal years are: 2009 - $7.4 million; 2010 - $7.5 million; 2011 - $6.1 million; 2012 - $197,000; 2013 - $197,000; and thereafter - $66,000.

     Interest paid during 2008, 2007 and 2006 totaled $3.2 million, $3.9 million and $4.1 million, respectively.

13.  COMMITMENTS AND CONTINGENCIES

     The company leases certain office, manufacturing and warehouse facilities and equipment, primarily computers and vehicles, under noncancellable operating leases. Lease terms related to real estate range from one to three years with renewal options for additional periods ranging up to ten years. The leases generally require the company to pay real estate taxes, maintenance, insurance and other expenses. Rental expense for operating leases was $2.8 million in fiscal 2008, $3.2 million in fiscal 2007, and
     $3.6 million in fiscal 2006. Future minimum rental commitments for noncancellable operating leases are $2.3 million in fiscal 2009; $1.1 million in fiscal 2010; $176,000 in fiscal 2011; $67,000 in fiscal 2012, and $49,000 in fiscal 2013. Included in the future minimum rental commitments are accrued restructuring expenses for the company's inactive Chattanooga manufacturing facility of $121,000 for fiscal 2009, the company's inactive Mississippi distribution warehouse of $98,000 for fiscal 2009 and other equipment leases of $44,000, and $8,000 for fiscal 2009, and 2010, respectively. Management expects that in the normal course of business, these leases will be renewed or replaced by other operating leases, with the exception of lease commitments associated with closed plant facilities.

     The company leased a manufacturing facility in Chattanooga, Tennessee from Joseph E. Proctor d/b/a Jepco Industrial Warehouses (the "Landlord') for a term of 10 years. This lease expired on April 30, 2008. The company closed this facility approximately five years ago and has not occupied the facility except to provide supervision and security. The company continued to make its lease payments to the landlord as required by the lease. A $1.4 million lawsuit was filed by the Landlord on April 10, 2008, in the Circuit Court for Hamilton County Tennessee to collect the remainder of the rent due under the lease for the months of March and April of 2008, additional expenses to be paid by the company for March and April 2008, including utilities, insurance, property taxes, and other tenant-paid expenses that would result in the triple net rent due the Landlord, and for extensive repairs, refitting, renovation, and capital improvement items the Landlord alleges he is entitled to have the company pay for. The Landlord unilaterally took possession of the leased premises on or about March 10, 2008, even though the lease was in good standing and the company was entitled to complete possession. Consequently, the company has paid their lease payments through March 10, 2008 but the Landlord has not accepted the company's position. The company will assert the repossessory action of the Landlord as a bar to his further action under the lease to collect any items from the company. A significant portion of the Landlord's claim relates to the company's alleged liability for physical damage to the premises, to refit the premises to its original condition, and to make physical improvements or alterations to the premises. The company disputes the matters described in this litigation and intends to defend itself vigorously.

     A lawsuit was filed against the company and other defendants (Chromatex, Inc., Rossville Industries, Inc., Rossville Companies, Inc. and Rossville Investments, Inc.) on February 5, 2008 in United States District Court for the Middle District of Pennsylvania. The plaintiffs are Alan Shulman, Stanley Siegel, Ruth Cherenson as Personal Representative of Estate of Alan Cherenson, and Adrienne Rolla and M.F. Rolla as Executors of the Estate of Joseph Byrnes. The plaintiffs were partners in a general partnership that formerly owned a manufacturing plant in West Hazleton, Pennsylvania (the "Site"). Approximately two years after this general partnership sold the Site to defendants Chromatex, Inc. and Rossville Industries, Inc. the company leased and operated the Site as part of the company's Rossville/Chromatex division. The lawsuit involves court judgments that have been entered against the plaintiffs and against defendant Chromatex, Inc. requiring them to pay costs incurred by the United States Environmental Protection Agency ("USEPA") responding to environmental contamination at the Site, in amounts approximating $8.6 million. Neither USEPA nor any other governmental authority has asserted any claim against the company on account of these matters. The plaintiffs seek contribution from the company and other defendants and a declaration that the company and the other defendants are responsible for environmental response costs under environmental laws and certain agreements. The company does not believe it has any liability for the matters described in this litigation and intends to defend itself vigorously. In addition, the company has an indemnification agreement with certain other defendants in the litigation pursuant to which the other defendants agreed to indemnify the company for any damages it incurs as a result of the environmental matters that are subject of this litigation and consequently no reserve has been recorded.

     The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.


14.  STOCK-BASED COMPENSATION

     Equity Incentive Plans

     On September 20, 2007, the company's shareholders approved a new equity incentive plan entitled the Culp, Inc. 2007 Equity Incentive Plan (the "2007" Plan"). The 2007 Plan will expand the types of equity based awards available for grant by the company's Compensation Committee. The types of equity based awards available for grant include stock options, stock appreciation rights, restricted stock and restricted stock units, performance units, and other discretionary awards as determined by the Compensation Committee. An aggregate of 1,200,000 shares of common stock were authorized for issuance under the 2007 Plan. In conjunction with the approval of the 2007 Plan, the company's 2002 Stock Option Plan was terminated (with the exception of currently outstanding options) and no additional options will be granted under the 2002 Stock Plan. At April 27, 2008, there were 1,194,000 shares available for future grants under the company's 2007 Plan.

     Under the company's prior stock option plans (terminated with the approval of the 2007 Plan) and the 2007 Plan, employees and directors were and may be granted options to purchase shares of common stock at the fair market value on the date of grant. Options granted to employees under these plans generally vest over four to five years and expire five to ten years after the date of grant. Options granted to outside directors under these plans vest immediately on the date of grant and expire ten years after the date of grant. The fair value of each option award was estimated on the date of grant using a Black-Scholes option-pricing model. The fair value of stock options granted to employees at each grant date under the 2002 stock option plan during fiscal 2008, 2007, and 2006 was $4.74, $2.43, and $2.47 per share, respectively, using the following assumptions:

     --------------------------------------------------------------------------------
                                         2008                2007                2006
     --------------------------------------------------------------------------------
     Risk-free interest rate    4.92% - 5.09%               5.03%               4.39%
     Dividend yield                     0.00%               0.00%               0.00%
     Expected volatility        38.59%-65.74%              67.03%              73.93%
     Expected term (in years)     1.1 - 8.0                  1.6                 3.5
     --------------------------------------------------------------------------------

     The fair value of stock options granted to outside directors at each grant date under the 2007 Plan during fiscal 2008 and the 2002 stock option plan during fiscal 2007 and 2006 were $7.19, $3.68, and $3.52 per share, respectively, using the following assumptions:

     --------------------------------------------------------------------------------
                                         2008                2007                2006
     --------------------------------------------------------------------------------
     Risk-free interest rate            4.56%               4.57%               4.39%
     Dividend yield                      0.00%              0.00%               0.00%
     Expected volatility                66.28%             68.36%              73.93%
     Expected term (in years)             8.0                6.8                 8.5
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

     The following table summarizes stock option activity for fiscal 2008, 2007, and 2006:

                                                       2008                      2007                      2006
     --------------------------------------------------------------------------------------------------------------
                                                     Weighted-                 Weighted-                  Weighted-
                                                      Average                   Average                    Average
                                                     Exercise                  Exercise                   Exercise
                                         Shares       Price        Shares        Price       Shares         Price
     --------------------------------------------------------------------------------------------------------------
     outstanding at beginning
         of year                         926,000     $   7.22      993,875     $   7.11      903,575      $ 7.46
     granted                             145,500         8.81      228,000         4.56      257,000        4.59
     exercised                           (78,736)        5.84     (115,750)        2.30     (104,200)       3.55
     canceled/expired                   (199,999)       13.04     (180,125)        6.38      (62,500)       7.88
     --------------------------------------------------------------------------------------------------------------
     outstanding at end of year          792,765         6.19      926,000         7.22      993,875        7.11
     --------------------------------------------------------------------------------------------------------------


                                           Options Outstanding                            Options Exercisable
     --------------------------------------------------------------------------------------------------------------
                                   Number       Weighted-Avg.                             Number
              Range of        Outstanding          Remaining     Weighted-Avg.         Exercisable     Weighted-Avg.
       Exercise Prices         at 4/27/08   Contractual Life    Exercise Price          at 4/27/08    Exercise Price
     --------------------------------------------------------------------------------------------------------------
     $  3.05 - $  5.41           418,515          3.0 years            $4.54              160,017         $4.53
     $  6.61 - $  7.63           195,750          1.0                   7.21              175,375          7.22
     $  8.75 - $  10.11          178,500          7.8                   8.92               46,500          9.42
     --------------------------------------------------------------------------------------------------------------
                                 792,765          3.6                  $6.19              381,892         $6.36
     --------------------------------------------------------------------------------------------------------------

     At April 27, 2008, outstanding options to purchase 381,892 were exercisable, had a weighted average exercise price of $6.36 per share, an aggregate intrinsic value of $541,000, and a weighted average contractual term of 2.4 years. At April 27, 2008, the aggregate intrinsic value for options outstanding was $1.3 million with a weighted average contractual term of 3.6 years.

     The aggregate intrinsic value for options exercised was $277,000, $329,000, and $139,000 in fiscal 2008, 2007, and 2006, respectively.

     The remaining unrecognized compensation costs related to unvested awards at April 27, 2008 was $867,000 which is expected to be recognized over a weighted average period of 2.9 years.

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

     Other Share-Based Arrangements

     The company has a stock-based compensation agreement with an individual that requires the company to settle in cash and is indexed by shares of the company's common stock as defined in the agreement. The cash settlement is based on a 30-day average closing price of the company's common stock at the time of payment. At April 27, 2008, this agreement was indexed by approximately 85,000 shares of the company's common stock. The fair value of this agreement is included in accrued expenses and was approximately $660,000 at April 27, 2008. The company recorded a decrease of $49,000 to reflect the change in fair value for fiscal 2008. Payments made under this arrangement were $161,000 in fiscal 2008.

15.  DERIVATIVES

     The company applies the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, requires the company to recognize all derivative instruments on the balance sheet at fair value. These statements also establish new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in Other Comprehensive Income (Loss) ("OCI"), a component of Shareholders' Equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a derivative instrument's change in fair value is immediately recognized in earnings.

     In connection with one of the company's real estate loans with its bank, the company was required to have an agreement to hedge the interest rate risk exposure on the real estate loan. The company entered into a $2,170,000 notional principal interest rate swap, which represents 50% of the original principal amount of the real estate loan, that effectively converted the floating rate LIBOR based payments to fixed payments at 4.99%, plus the spread calculated under the real estate loan agreement. This agreement expires in October 2010.

     The company accounts for the interest rate swap as a cash flow hedge whereby the fair value of this contract is reflected in other assets if the contract is in the company's favor or accrued expenses if the contract is in the bank's favor in the accompanying consolidated balance sheets with the offset recorded as accumulated other comprehensive income (loss). The fair value of the interest rate swap agreement was approximately $75,000 and $6,000 in the bank's favor at April 27, 2008 and April 29, 2007, respectively. The fair value of the interest rate swap agreement was determined by quoted market prices.

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

     (in thousands)                              2008            2007      2006
     ---------------------------------------------------------------------------
     weighted-average common
        shares outstanding, basic               12,624          11,922    11,567
     effect of dilutive stock options              141               -         -
     ---------------------------------------------------------------------------
     weighted-average common
        shares outstanding, diluted             12,765          11,922    11,567
     ---------------------------------------------------------------------------

     Options to purchase 46,500, 467,459 and 504,938 shares of common stock were not included in the computation of diluted net income (loss) per share for fiscal 2008, 2007 and 2006, respectively, because the exercise price of the options was greater than the average market price of the common shares. Options to purchase 3,665 and 50,385 shares were not included in the computation of diluted net loss per share for fiscal 2007 and 2006, respectively, because the company incurred a net loss for these fiscal years.

17.  BENEFIT PLANS

     The company has a defined contribution plan which covers substantially all employees and provides for participant contributions on a pre-tax basis and matching contributions by the company. Company contributions to the plan were $575,000, $672,000, and $1.0 million in fiscal 2008, 2007, and 2006, respectively.

     In addition to the defined contribution plan, the company implemented a nonqualified deferred compensation plan covering officers and certain other associates in fiscal 2003. The plan provides for participant deferrals on a pre-tax basis and non-elective contributions made by the company. Company contributions to the plan were $80,000 for fiscal 2008, $72,000 for fiscal 2007, and $72,000 for fiscal 2006, respectively. The company's nonqualified plan liability of $882,000 and $731,000 at April 27, 2008 and April 29, 2007, respectively, is included in accrued expenses in the Consolidated Balance Sheets.

18.  SEGMENT INFORMATION

     The company's operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures and sells fabrics to bedding manufacturers. The upholstery fabrics segment manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

     Net sales denominated in U.S. dollars accounted for 88%, 86% and 89% of total consolidated net sales in 2008, 2007 and 2006, respectively. International sales accounted for 20%, 21% and 18% of net sales in 2008, 2007 and 2006, respectively, and are summarized by geographic area as follows:

     (dollars in thousands)                     2008             2007      2006
     ---------------------------------------------------------------------------
     north america (excluding USA)           $  18,880          17,310    18,944
     far east and asia                          28,465          32,683    28,104
     all other areas                             4,000           2,792       501
     ---------------------------------------------------------------------------
                                             $  51,345          52,785    47,549
     ---------------------------------------------------------------------------

     The company evaluates the operating performance of its segments based upon income (loss) from operations before restructuring and related charges or credits, certain unallocated corporate expenses, and certain other non-recurring items. Unallocated corporate expenses represent primarily compensation and benefits of certain executive officers and all costs related to being a public company. Segment assets include assets used in the operation of each segment and consist of accounts receivable, inventories, and property, plant, and equipment. The mattress fabrics segment also includes in segment assets, assets held for sale, goodwill, and other current and non-current assets associated with the ITG acquisition (Note 2). The upholstery fabrics segment also includes assets held for sale in segment assets.

     Sales and gross profit for the company's operating segments are as follows:

     (dollars in thousands)                      2008          2007        2006
     -------------------------------------------------------------------------------
     net sales:
         upholstery fabrics                  $ 115,982      142,736      167,413
         mattress fabrics                      138,064      107,797       93,688
     -------------------------------------------------------------------------------
                                             $ 254,046      250,533      261,101
     ===============================================================================

     gross profit:
         upholstery fabrics                  $  12,829       17,397      14,909
         mattress fabrics                       22,576       18,610      13,579
     -------------------------------------------------------------------------------
            total segment gross profit          35,405       36,007      28,488
         loss on impairment of equipment          (289)(1)        -           -
         restructuring related charges          (1,957)(2)   (4,802)(4)  (4,620)(6)
     -------------------------------------------------------------------------------
                                             $  33,159          31,205    23,868
     ===============================================================================


      (dollars in thousands)                     2008          2007        2006
     -------------------------------------------------------------------------------
     selling, general, and administrative
      expenses:
         upholstery fabrics                  $  11,650       15,065      15,863
         mattress fabrics                        8,457        7,856       6,724
         unallocated corporate                   3,797        4,051       3,345
     -------------------------------------------------------------------------------
            total segment selling, general, and administrative
            expenses                            23,904       26,972      25,932
         restructuring related charges              69(2)        58(4)    3,022 (7)
     -------------------------------------------------------------------------------
                                             $  23,973       27,030      28,954
     ===============================================================================

     income (loss) from operations:
         upholstery fabrics                  $   1,180        2,332        (954)
         mattress fabrics                       14,118       10,754       6,855
     -------------------------------------------------------------------------------
            total segment income from
             operations                         15,298       13,086       5,901
         unallocated corporate expenses         (3,797)      (4,051)     (3,345)
         loss on impairment of equipment          (289)           -           -
         restructuring and related charges      (2,912)(3)   (8,394)(5) (17,915)(8)
     -------------------------------------------------------------------------------
            total income (loss) from operations  8,300          641     (15,359)
              interest expense                  (2,975)      (3,781)     (4,010)
              interest income                      254          207         126
              other expense                       (736)         (68)       (634)
     -------------------------------------------------------------------------------
            income (loss) before income
             taxes                           $   4,843       (3,001)    (19,877)
     ===============================================================================

     1) The $289 represents impairment losses on older and existing equipment that is being replaced by newer and more efficient equipment. This impairment loss pertains to the mattress fabrics segment.

     2) The $1.9 million restructuring related charge represents $1.0 million for inventory markdowns and $954 for other operating costs associated with closed plant facilities. The $69 restructuring related charge represents other operating costs associated with closed plant facilities. These charges relate to the upholstery fabrics segment.

     3) The $2.9 million represents $1.0 million for inventory markdowns, $1.0 million for other operating costs associated with closed plant facilities, $533 for lease termination and other exit costs, $503 for write-downs of buildings and equipment, $189 for asset movement costs, $23 for employee termination benefits, and a credit of $362 for sales proceeds received on equipment with no carrying value. Of this total charge $1.9 million was recorded in cost of sales, $69 was recorded in selling, general, and administrative expenses, and $886 was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income. These charges relate to the upholstery fabrics segment.

     4) The $4.8 million represents restructuring related charges of $2.4 million for inventory markdowns, $1.2 million for accelerated depreciation, and $1.2 million for other operating costs associated with closed plant facilities. The $58 represents other operating costs associated with closed plant facilities. These charges relate to the upholstery fabrics segment.

     5) The $8.4 million represents restructuring related charges of $2.4 million of inventory markdowns, $1.5 million for write-downs of buildings and equipment, $1.4 million for asset movement costs, $1.2 million for accelerated depreciation, $1.2 million for other operating costs associated with closed plant facilities, $909 for employee termination benefits, $706 for lease termination and other exit costs, and a credit of $930 for sales proceeds received on equipment with no carrying value. Of this total charge $4.8 million was recorded in cost of sales, $58 was recorded in selling, general, and administrative expenses, $3.5 million was recorded in restructuring expense in the 2007 Consolidated Statement of Net Loss. These charges relate to the upholstery fabrics segment.

     6) The $4.6 million represents restructuring related charges of $2.0 million for inventory markdowns, $1.9 million for accelerated depreciation, and $665 for operating costs associated with closed plant facilities. These charges relate to the upholstery fabrics segment.

     7) The $3.0 million represents accelerated depreciation. This charge relates to the upholstery fabrics segment.

     8) The $17.9 million represents restructuring and related charges of $6.0 million for write-downs of buildings and equipment, $5.0 million for accelerated depreciation, $2.2 million for asset movement costs, $2.0 million for inventory markdowns, $1.7 million for employee termination benefits, $665,000 for operating costs associated with closed plant facilities, and $316,000 for lease termination and other exit costs. Of this total charge, $4.6 million was recorded in cost of sales, $3.0 million was recorded in selling, general, and administrative expenses, and $10.3 million was recorded in restructuring expense in the 2006 Consolidated Statement of Net Loss. These charges relate to the upholstery fabrics segment.

     One customer within the upholstery fabrics segment represented approximately 11%, 11% and 13% of consolidated net sales in fiscal 2008, 2007 and 2006, respectively. One customer within the mattress fabrics segment accounted for approximately 11% of consolidated net sales in fiscal 2008 and was less than 10% of consolidated net sales in fiscal 2007 and 2006, respectively. One customer within the upholstery fabrics segment represented 10% of accounts receivable at April 27, 2008. One customer within the mattress fabrics segment represented 11% of accounts receivable at April 27, 2008. No customers accounted for 10% or more of accounts receivable at April 29, 2007 and April 30, 2006, respectively.

     Balance sheet information for the company's operating segments follow:

     (dollars in thousands)                      2008          2007        2006
     -------------------------------------------------------------------------------
     segment assets
       mattress fabrics
         current assets (9)                  $  27,572       32,990      21,179
         assets held for sale                       35            -           -
         non-compete agreement, net                789        1,076           -
         goodwill                                4,114        4,114       4,114
         property, plant, and equipment         21,687 (10)  22,849 (10) 25,357 (10)
     -------------------------------------------------------------------------------
            total mattress fabrics assets    $  54,197       61,029      50,650
     -------------------------------------------------------------------------------

       upholstery fabrics
         current assets (11)                 $  34,895       37,457      44,563
         assets held for sale                      792        2,499       3,111
         property, plant, and equipment         11,214 (12)  14,880 (12) 19,229 (12)
     -------------------------------------------------------------------------------
            total upholstery fabrics assets  $  46,901       54,836      66,903
     -------------------------------------------------------------------------------

            total segment assets               101,098      115,865     117,553

     non-segment assets
       cash and cash equivalents                 4,914       10,169       9,714
       assets held for sale                      4,783            -           -
       income taxes receivable                     438            -           -
       deferred income taxes                    33,810       31,059      27,296
       other current assets                      1,328        1,297       1,287
       property, plant, and equipment               38           44          53
         other assets                            1,620        1,512       1,564
     -------------------------------------------------------------------------------
            total assets                     $ 148,029      159,946     157,467
     -------------------------------------------------------------------------------

     capital expenditures (13):
       mattress fabrics                      $   4,425        2,963       3,659
       upholstery fabrics                        2,458        1,264       2,811
       unallocated corporate                        45            -           -
     -------------------------------------------------------------------------------
                                             $   6,928        4,227       6,470

     ===============================================================================

     depreciation expense
       mattress fabrics                      $   3,443        3,679       3,662
       upholstery fabrics                        2,105        2,923       5,740
     -------------------------------------------------------------------------------
            total segment depreciation
             expense                             5,548        6,602       9,402
       accelerated depreciation -
        upholstery fabrics                           -        1,247       4,960
     -------------------------------------------------------------------------------
                                             $   5,548        7,849      14,362
     ===============================================================================

     9) Current assets represent accounts receivable and inventory. At April 29, 2007 current assets also included a credit of future purchases of inventory associated with the ITG acquisition (Note 2). This credit of future purchases of inventory was fully utilized at April 27, 2008.

     10) The $21.7 million at April 27, 2008, represents property, plant, and equipment located in the U.S. of $13.1 million, located in Canada of $8.4 million, and various corporate allocations of $168,000. The $22.8 million at April 29, 2007, represents property, plant, and equipment located in the U.S. of $10.9 million, located in Canada of $10.0 million, and various corporate allocations of $1.9 million. The $25.4 million at April 30, 2006, represents property, plant, and equipment located in the U.S. of $11.0 million, located in Canada of $12.4 million, and various corporate allocations of $2.0 million. The corporate allocations of $1.9 million at April 29, 2007 and $2.0 million at April 30, 2006 primarily relate to the corporate headquarters which is classified in assets held for sale at April 27, 2008.

     11)  Current assets represent accounts receivable and inventory.

     12) The $11.2 million at April 27, 2008 represents property, plant, and equipment located in China of $9.0 million, located in the U.S. of $1.7 million, and various corporate allocations of $501,000. The $14.9 million at April 29, 2007 represents property, plant, and equipment located in China of $7.7 million, located in the U.S. of $3.4 million, and various corporate allocations of $3.8 million. The $19.2 million at April 30, 2006 represents property, plant, and equipment located in China of $5.4 million, located in the U.S. of $9.8 million, and various corporate allocations of $4.0 million. The corporate allocations of $3.8 million at April 29, 2007 and $4.0 million at April 30, 2006 primarily relate to the corporate headquarters which is classified in assets held for sale at April 27, 2008.

     13) Capital expenditure amounts are stated on an accrual basis. See Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

19.  RELATED PARTY TRANSACTIONS

     In fiscal 2006, a director of the company was also an officer and director of a major customer of the company. Net sales from this customer was approximately $33.3 million in fiscal 2006. Accounts receivable from this customer at April 30, 2006 was approximately $2.4 million.

     Rents paid to entities owned by certain shareholders and officers of the company and their immediate families were approximately $46,500 in fiscal 2007 and $158,000 in fiscal 2006. No rents were paid to entities owned by certain shareholders and officers of the company and their immediate families in fiscal 2008.

20.  STATUTORY RESERVES

     The company's subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People's Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company's registered capital.

     The transfer to this reserve must be made before distributions of any dividend to shareholders. As of April 27, 2008, the company's statutory surplus reserve was $1.6 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

21.  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is the total of net income (loss) and other changes in equity, except those resulting from investments by shareholders and distributions to shareholders not reflected in net income (loss).

      A summary of comprehensive income (loss) follows:

     (dollars in thousands)                      2008          2007       2006
     ---------------------------------------------------------------------------
     net income (loss)                       $     5,385      (1,316)   (11,796)

     (loss) gain on cash flow hedge,
       net of taxes                                  (44)        (22)        18
     ---------------------------------------------------------------------------
                                             $     5,341      (1,338)   (11,778)
     ---------------------------------------------------------------------------

22.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes as common definition of fair value, provides a framework for measuring fair value under accounting principles generally accepted in the United States and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is effective for the company in the first quarter of fiscal 2009. In February 2008, the FASB issued FASB Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157," referred to as FSP 157-2. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, that are not remeasured at fair value on a recurring basis until years beginning after November 15, 2008, and interim periods within those years. FSP 157-2 is effective for the company in the first quarter of fiscal 2010. The company does not expect there to be a material effect on the consolidated financial statements upon adoption of these new standards.

     In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is effective for the company in the first quarter of fiscal 2009. The company does not expect there to be a material effect on the consolidated financial statements upon adoption of this new standard.

     In March 2007, the FASB issued Statement No. 161, `Disclosures about Derivative Instruments and Hedging Activities, An Amendment of FASB Statement No. 133." SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", does not provide adequate information about how derivative and hedging activities affect an entity's financial position, financial performance, and cash flows. Accordingly, SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves transparency of financial reporting. SFAS No. 161 is effective for fiscal and interim periods beginning after November 15, 2008 and is effective for the company in the third quarter of fiscal 2009. The adoption of the provisions of SFAS No. 161 is not expected to have a material effect on the company's financial position.

     In December 2007, the FASB issued SFAS No.141 (revised 2007) "Business Combinations." SFAS No. 141 requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008.
     This statement is effective for the company in fiscal 2010 and is not expected to have a material effect on our consolidated financial statements to the extent we do not enter into a business acquisition subsequent to adoption.

SELECTED QUARTERLY DATA

                                                         fiscal   fiscal   fiscal   fiscal   fiscal   fiscal   fiscal   fiscal
                                                          2008     2008     2008     2008     2007     2007     2007     2007
(amounts in thousands, except per share amounts)          4th      3rd      2nd      1st      4th      3rd      2nd      1st
                                                         quarter  quarter  quarter  quarter  quarter  quarter  quarter  quarter
--------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) STATEMENT DATA
 net sales                                             $  63,998   60,482   64,336   65,230   73,196   55,712   59,040   62,585
 cost of sales                                            55,093   53,706   55,914   56,174   62,753   51,001   51,049   54,525
================================================================================================================================
    gross profit                                           8,905    6,776    8,422    9,056   10,443    4,711    7,991    8,060
 selling, general and administrative expenses              6,698    5,117    5,838    6,321    7,790    6,394    6,273    6,575
 restructuring expense (credit) and asset impairments        127      412      (84)     432    1,792    1,275       43      423
================================================================================================================================
    income (loss) from operations                          2,080    1,247    2,668    2,303      861   (2,958)   1,675    1,062
 interest expense                                            595      753      809      818      940      952      938      950
 interest income                                             (57)     (77)     (63)     (58)     (60)     (50)     (51)     (46)
 other (income) expense                                      112      (72)     463      232      166     (157)      31       29
================================================================================================================================
    income (loss) before income taxes                      1,430      643    1,459    1,311     (185)  (3,703)     757      129
 income taxes                                               (647)    (260)     (95)     460     (145)  (1,482)     (55)      (3)
================================================================================================================================
    net income (loss)                                  $   2,077      903    1,554      851      (40)  (2,221)     812      132
================================================================================================================================
 depreciation                                          $   1,283    1,371    1,445    1,447    2,196    2,287    1,662    1,702
================================================================================================================================
 weighted average shares outstanding                      12,642   12,635   12,635   12,583   12,559   11,773   11,686   11,672
 weighted average shares outstanding, assuming dilution

                                                          12,729   12,738   12,809   12,723   12,559   11,773   11,689   11,770
================================================================================================================================
PER SHARE DATA
 net income (loss) per share - basic                   $    0.16     0.07     0.12     0.07    (0.00)   (0.19)    0.07     0.01
 net income (loss) per share - diluted                      0.16     0.07     0.12     0.07    (0.00)   (0.19)    0.07     0.01
 book value                                                 6.83     6.66     6.58     6.44     6.29     6.29     6.49     6.41
================================================================================================================================
BALANCE SHEET DATA
 operating working capital (3)                         $  38,368   42,257   43,279   48,067   46,335   48,421   49,176   47,852
 property, plant and equipment, net                       32,939   32,218   37,887   36,901   37,773   40,784   42,487   42,835
 total assets                                            148,029  153,326  158,914  154,076  159,946  159,021  157,597  159,930
 capital expenditures                                      2,887      931    2,264      846    1,598      584    1,365      680
 long-term debt and lines of credit (1)                   21,423   33,378   38,970   38,584   40,753   46,709   47,296   47,340
 shareholders' equity                                     86,359   84,118   83,125   81,345   79,077   78,931   75,863   74,907
 capital employed (2)                                    102,868  101,996  105,265  110,912  109,661  114,965  113,453  113,860
================================================================================================================================
RATIOS & OTHER DATA
 gross profit margin                                        13.9%    11.2%    13.1%    13.9%    14.3%     8.5%    13.5%    12.9%
 operating income (loss) margin                              3.3      2.1      4.1      3.5      1.2     (5.3)     2.8      1.7
 net income (loss) margin                                    3.2      1.5      2.4      1.3     (0.1)    (4.0)     1.4      0.2
 effective income tax rate                                 (45.2)   (40.4)    (6.5)    35.1     78.4     40.0     (7.3)    (2.3)
 long-term debt-to-total capital employed ratio (1)         20.8     32.7     37.0     34.8     37.2     40.6     41.7     41.6
 operating working capital turnover (3)                      5.8      5.7      5.4      5.2      5.3      5.2      5.2      5.2
 days sales in receivables                                    38       32       32       31       36       36       36       35
 inventory turnover                                          6.0      5.6      5.4      5.4      6.0      4.7      4.7      5.5
================================================================================================================================
STOCK DATA
 stock price
 high                                                  $    8.30    10.02    12.19    12.30     8.52     6.97     6.15     6.75
 low                                                        6.47     6.12     8.47     8.17     5.68     4.37     4.64     4.24
 close                                                      7.53     7.47     9.52    11.30     8.50     6.21     5.48     5.35
 daily average trading volume (shares)                      30.0     33.2     38.7     51.2     12.2     18.3     23.4     17.2
================================================================================================================================

(1) Long-term debt includes long-term and current maturities of long-term debt and lines of credit.
(2) Capital employed includes long-term and current maturities of long-term debt, lines of credit, shareholders; equity, offset by cash and cash equivalents.
(3) Operating working capital for this calculation is accounts receivable, inventories offset by accounts payable

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the three years ended April 27, 2008,  there were no disagreements on any
matters  of   accounting   principles   or  practices  or  financial   statement
disclosures.

                        ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 27, 2008. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported as and when required. Further we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes: (1) maintaining records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets; (2) providing reasonable assurance that the transactions are recorded as necessary for preparation of financial statements, and that receipts and expenditures are made in accordance with authorizations of management and directors; and (3) providing reasonable assurance that unauthorized acquisition, use or disposition of assets that could have a material effect on financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective at April 27, 2008. Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the year ended April 27, 2008, and audited the effectiveness of our internal control over financial reporting as of April 27, 2008, as stated in their report and attestation included in this annual report on Form 10-K.During the quarter ended April 27, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                    INTERNAL CONTROL OVER FINANCIAL REPORTING


To the Board of Directors and Shareholders
Culp, Inc.:


We have audited Culp, Inc. (a North Carolina corporation) and Subsidiaries' internal control over financial reporting as of April 27, 2008, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Culp, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, including the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Culp, Inc. and subsidiaries' internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made on in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Culp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 27, 2008 based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Culp, Inc. and subsidiaries as of April 27, 2008 and the related consolidated statements of net income, shareholders' equity, and cash flows for the fiscal year then ended, and our report dated July 7, 2008 expressed an unqualified opinion on those financial statements.

Greensboro, North Carolina
July 7, 2008



/s/ GRANT THORNTON LLP

                           ITEM 9B. OTHER INFORMATION

The company has agreed to indemnify and hold KPMG LLP (KPMG) harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action proceeding that arises as a result of KPMG's consent to the inclusion (or incorporation by reference) of its audit report on the company's past financial statements included (or incorporated by reference) in this registration statement.


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

                                     PART IV

               ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)   DOCUMENTS FILED AS PART OF THIS REPORT:

     1.  Consolidated Financial Statements

         The following consolidated financial statements of Culp, Inc. and its subsidiaries are filed as part of this report.

                                                                  Page of Annual
                                                                    Report on
Item                                                                Form 10-K
----                                                              --------------

Consolidated Balance Sheets - April 27, 2008 and....................   55
   April 29, 2007

Consolidated Statements of Net Income (Loss) -
   for the years ended April 27, 2008,
   April 29, 2007 and April 30, 2006................................   56

Consolidated Statements of Shareholders' Equity -
   for the years ended April 27, 2008,
   April 29, 2007 and April 30, 2006................................   57

Consolidated Statements of Cash Flows -
   for the years ended April 27, 2008,
   April 29, 2007 and April 30, 2006................................   58

Notes to Consolidated Financial Statements..........................   59

Reports of Independent Registered Public Accounting Firm............   53

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

     3(ii) Restated and Amended Bylaws of the company, as amended November 12, 2007, were filed as Exhibit 3.1 to the Company's Form 8-K dated November 12, 2007, and incorporated herein by reference.

     10(a) 1993 Stock  Option Plan was filed as Exhibit  10(o) to the  company's
          Form 10-K for the year ended May 2, 1993, filed on July 29, 1993, and is incorporated herein by reference. (*)

     10(b) Amendments to 1993 Stock Option  Agreement  dated September 26, 2000.
          This amendment was filed as Exhibit 10(rr) to the company's Form 10-Q for the quarter ended October 29, 2000, and is incorporated herein by reference. (*)

     10(c) Form of Note Purchase Agreement  (providing for the issuance by Culp,
          Inc. of its $20 million 6.76% Series A Senior Notes due 3/15/08 and its $55 million 6.76% Series B Senior Notes due 3/15/10), each dated March 4, 1998, between Culp, Inc. and each of the following:
          1.  Connecticut General Life Insurance Company;
          2.  The Mutual Life Insurance Company of New York;
          3.  United of Omaha Life Insurance Company;
          4.  Mutual of Omaha Insurance Company;
          5.  The Prudential Insurance Company of America;
          6.  Allstate Life Insurance Company;
          7.  Life Insurance Company of North America;  and
          8.  CIGNA Property and Casualty Insurance Company
          This agreement was filed as Exhibit 10(ll) to the company's Form 10-K for the year ended May 3, 1998, filed on July 31, 1998, and is incorporated herein by reference.

     10(d) First  Amendment,  dated January 31, 2002 to Note Purchase  Agreement
          (providing for the issuance by Culp, Inc. of its $20 million 6.76% Series A Senior Notes due 3/15/08 and its $55 million 6.76% Series B Senior Notes due 3/15/10), each dated March 4, 1998, between Culp, Inc. and each of the following:
          1.  Connecticut General Life Insurance Company;
          2.  Life Insurance Company of North America;
          3.  ACE Property and Casualty;
          4.  J. Romeo & Co.;
          5.  United of Omaha Life Insurance Company;
          6.  Mutual of Omaha Insurance Company;
          7.  The Prudential Insurance of America; and
          8.  Allstate Life Insurance Company
          This amendment was filed as Exhibit 10(a) to the company's Form 10-Q for the quarter ended January 27, 2002, and is incorporated herein by reference.

     10(e) Rights Agreement, dated as of October 8, 1999, between Culp, Inc. and
          EquiServe Trust Company, N.A., as Rights Agent, including the form of Articles of Amendment with respect to the Series A Participating Preferred Stock included as Exhibit A to the Rights Agreement, the forms of Rights Certificate included as Exhibit B to the Rights Agreement, and the form of Summary of Rights included as Exhibit C to the Rights Agreement. The Rights Agreement was filed as Exhibit 99.1 to the company's Form 8-K dated October 12, 1999, and is incorporated herein by reference.

     10(f) 2002 Stock  Option Plan was filed as Exhibit  10(a) to the  company's
          Form 10-Q for the quarter ended January 26, 2003, filed on March 12, 2003, and is incorporated herein by reference. (*)

     10(g) Amended and Restated Credit Agreement dated as of August 23, 2002 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 10(a) to the company's Form10-Q for the quarter ended July 28, 2002, filed September 11, 2002, and is incorporated herein by reference.

     10(h) First Amendment to Amended and Restated Credit  Agreement dated as of
          March 17, 2003 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as exhibit 10(p) to the company's form 10-K for the year ended April 27, 2003, filed on July 25, 2003, and is incorporated here by reference.

     10(i) Second Amendment to Amended and Restated Credit Agreement dated as of
          June 3, 2003 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as exhibit 10(q) to the company's form 10-K for the year ended April 27, 2003, filed on July 25, 2003, and is incorporated here by reference.

     10(j) Third Amendment to Amended and Restated Credit  Agreement dated as of
          August 23, 2004 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank., was filed as Exhibit 10 to the Current Report on Form 8-K dated August 26, 2004, and is incorporated herein by reference.

     10(k) Fourth Amendment to Amended and Restated Credit Agreement dated as of
          December 7, 2004 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 10(b) to the company's form 10-Q for the quarter ended October 31, 2004, filed on December 9, 2004, and is incorporated here by reference.

     10(l) Fifth Amendment to Amended and Restated Credit  Agreement dated as of
          February 18, 2005 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank., was filed as Exhibit 99(c) to Current Report on form 8-K dated February 18, 2005, and is incorporated herein by reference.

     10(m) Sixth Amendment to Amended and Restated Credit  Agreement dated as of
          August 30, 2005 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank., was filed as Exhibit 99(c) to Current Report on form 8-K dated August 30, 2005, and is incorporated herein by reference.

     10(n) Real Estate Loan  Commitment  letter between Culp, Inc. and Wachovia,
          National Association, was filed as Exhibit 99(d) to Current Report on form 8-K dated August 30, 2005, and is incorporated herein by reference.

     10(o) Seventh Amendment to Amended and Restated Credit Agreement dated as of December 7, 2005 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank., was filed as Exhibit 10(c) to the company's form 10-Q for the quarter ended October 30, 2005, filed December 9, 2005, and is incorporated herein by reference.

     10(p) Eighth Amendment to Amended and Restated Credit Agreement dated as of
          January 29, 2006 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank., was filed as Exhibit 10(a) to the company's form 10-Q for the quarter ended January 29, 2006, filed March 10, 2006, and is incorporated herein by reference.

     10(q) Ninth Amendment to Amended and Restated Credit  Agreement dated as of
          July 20, 2006 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 10.1 to the company's form 8-K filed July 25, 2006, and is incorporated herein by reference.

     10(r) Second Amendment,  dated December 6, 2006 to Note Purchase  Agreement
          (providing for the issuance by Culp, Inc. of its $20 million 6.76% Series A Senior Notes due 3/15/08 and its $55 million 6.76% Series B Senior Notes due 3/15/10), each dated March 4, 1998, between Culp, Inc. and each of the following:
          1.  Connecticut General Life Insurance Company;
          2.  Life Insurance Company of North America;
          3.  ACE Property and Casualty;
          4.  J. Romeo & Co.;
          5.  Hare & Co.;
          6.  United of Omaha Life Insurance Company;
          7.  Mutual of Omaha Insurance Company;
          8.  The Prudential Insurance of America;
          9.  Prudential Retirement Insurance Annuity; and
          10. Allstate Life Insurance Company;
          This amendment was filed as Exhibit 99(c) to the company's Form 8-K filed December 7, 2006, and is incorporated herein by reference.

     10(s) Promissory  Note dated as of January 22, 2007 among  Culp,  Inc.  and
          Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 10.2 to the company's form 8-K filed January 26, 2007, and is incorporated herein by reference.

     10(t) Tenth Amendment to Amended and Restated Credit  Agreement dated as of
          January 22, 2007 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 10.3 to the company's form 8-K filed January 26, 2007, and is incorporated herein by reference.

     10(u) Written  summary of the Culp, Inc.  Corporate  Fiscal 2008 Management
          Incentive Plan filed as Exhibit 10(a) to the company's Form 8-K filed April 30, 2007, and is incorporated herein by reference.

     10(v) Written  summary  of the Culp  Home  Fashions  Division  Fiscal  2008
          Management Incentive Plan filed as Exhibit 10(b) to the company's Form 8-K filed April 30, 2007, and is incorporated herein by reference.

     10(w) Written description of compensation arrangement for non-employee directors, contained in the company's filing on Form 8-K filed on June 20, 2006 and is incorporated herein by reference.

     10(x) Form of stock option agreement for options granted to executive officers on June 25, 2007 pursuant to 2002 Stock Option Plan. This agreement was filed as Exhibit 10.1 to the company's Form 10-Q for the quarter ended July 29, 2007, and is incorporated herein by reference.

     10(y) Separation Agreement and Waiver of Claims between the company and Kenneth M. Ludwig dated December 11, 2007, filed as Exhibit 10.1 to the company's Form 10-Q for the quarter ended October 28, 2007, and incorporated herein by reference.

     10(z) Form of stock option agreement for options granted to non-employee directors pursuant to the 2007 Equity Incentive Plan. This agreement was filed as Exhibit 10.2 to the company's Form 10-Q for the quarter ended October 28, 2007, and incorporated herein by reference.

     10(aa) Form of change in control and noncompetition agreement. This agreement was filed as Exhibit 10.3 to the company's Form 10-Q for the quarter ended October 28, 2007, and incorporated herein by reference.

     10(ab) Twelfth Amendment to Amended and Restated Credit Agreement dated as of December 27, 2007 among Culp, Inc. and Wachovia Bank, National Association as Agent and as Bank, filed as Exhibit 10.1 to the company's Form 8-K dated December 27, 2007, and incorporated herein by reference.

     21   List of subsidiaries of the company

     23(a) Consent  of  Independent   Registered   Public   Accounting  Firm  in
          connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 33-13310, 33-37027, 33-80206, 33-62843, 333-27519,
          333-59512, 333-59514,  333-101805,  333-147663), dated March 20, 1987,
          September 18, 1990,  June 13, 1994,  September 22, 1995, May 21, 1997,
          April 26, 2001, April 25, 2001, December 12, 2002, and November 27, 2007 and on Form S-3 and S-3/A (File No. 333-141346).

     23(b) Consent  of  Independent   Registered   Public   Accounting  Firm  in
          connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 33-13310, 33-37027, 33-80206, 33-62843, 333-27519,
          333-59512, 333-59514,  333-101805,  333-147663), dated March 20, 1987,
          September 18, 1990,  June 13, 1994,  September 22, 1995, May 21, 1997,
          April 26, 2001, April 25, 2001, December 12, 2002, and November 27, 2007 and on Form S-3 and S-3/A (File No. 333-141346).

     24(a) Power of Attorney of Patrick B. Flavin, dated July 9, 2008

     24(b) Power of Attorney of Kenneth R. Larson, dated July 9, 2008

     24(c) Power of Attorney of Kenneth W. McAllister, dated July 9, 2008

     31(a) Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

     31(b) Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

     32(a) Certification  of Chief Executive  Officer Pursuant to Section 906 of
          Sarbanes-Oxley Act of 2002.

     32(b) Certification  of Chief Financial  Officer Pursuant to Section 906 of
          Sarbanes-Oxley Act of 2002.


b)   Exhibits:

     The exhibits to this Form 10-K are filed at the end of this Form 10-K immediately preceded by an index. A list of the exhibits begins on page 97 under the subheading "Exhibit Index."

c)   Financial Statement Schedules:

     See Item 15(a) (2)

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of July 2008.


                                CULP, INC.

                                By /s/ Franklin N. Saxon
                                       -----------------
                                       Franklin N. Saxon
                                       Chief Executive Officer
                                       (principal executive officer)

                                By /s/ Kenneth R. Bowling
                                       ------------------
                                       Kenneth R. Bowling
                                       Chief Financial Officer
                                       (principal financial officer)

                                By /s/ Thomas B. Gallagher, Jr.
                                       ------------------------
                                       Thomas B. Gallagher, Jr.
                                       Corporate Controller
                                       (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 9th day of July 2008.

/s/      Robert G. Culp, III                             /s/ Kenneth R. Larson *
         -------------------                                 -------------------
         Robert G. Culp, III                                 Kenneth R. Larson
         (Chairman of the Board of Directors)                (Director)

/s/      Franklin N. Saxon
         Franklin N. Saxon
         (Director)

/s/      Patrick B. Flavin*
         -----------------
         Patrick B. Flavin
         (Director)

/s/      Kenneth W. McAllister*
         ---------------------
         Kenneth W. McAllister
         (Director)

* By Kenneth R. Bowling, Attorney-in-Fact, pursuant to Powers of Attorney filed with the Securities and Exchange Commission.

                                  EXHIBIT INDEX


Exhibit Number  Exhibit
--------------  -------

     21         List of subsidiaries of the company

     23(a) Consent of Independent Registered Public Accounting Firm in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 33-13310, 33-37027, 33-80206, 33-62843,
                333-27519,  333-59512, 333-59514,  333-101805,  333-147663),
                dated March 20, 1987,  September  18,  1990,  June 13, 1994,
                September 22, 1995, May 21, 1997,  April 26, 2001, April 25,
                2001, December 12, 2002, and November 27, 2007 and on Form S-3 and S-3/A (File No. 333-141346).

     23(b) Consent of Independent Registered Public Accounting Firm in connection with the registration statements of Culp, Inc. on Form S-8 (File Nos. 33-13310, 33-37027, 33-80206, 33-62843,
                333-27519,  333-59512, 333-59514,  333-101805,  333-147663),
                dated March 20, 1987,  September  18,  1990,  June 13, 1994,
                September 22, 1995, May 21, 1997,  April 26, 2001, April 25,
                2001, December 12, 2002, and November 27, 2007 and on Form S-3 and S-3/A (File No. 333-141346).

     24(a)      Power of Attorney of Patrick B. Flavin, dated July 9, 2008

     24(b)      Power of Attorney of Kenneth R. Larson, dated July 9, 2008

     24(c)      Power of Attorney of Kenneth W. McAllister, dated July 9, 2008

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