Form 10-Q
period 2008-08-03
CULP INC
filed 2008-09-10
CIK 723603

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

                  For the quarterly period ended August 3, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days. [X] YES NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "accelerated filer, large accelerated filer, and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one);

Large accelerated filer [ ] Accelerated filer [X]   Non-accelerated filer [ ]

                          Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] YES NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Common shares outstanding at August 3, 2008: 12,648,027
                           Par Value: $0.05 per share

================================================================================

                               INDEX TO FORM 10-Q
                       For the period ended August 3, 2008

                                                                          Page
                                                                          ----
                          Part I - Financial Statements
                          -----------------------------

Item 1.  Financial Statements:
------------------------------

         Consolidated Statements of Net Income -- Three Months Ended
          August 3, 2008 and July 29, 2007                                 I-1

         Consolidated Balance Sheets -- August 3, 2008, July 29, 2007 and
          April 27, 2008                                                   I-2

         Consolidated Statements of Cash Flows -- Three Months Ended
          August 3, 2008 and July 29, 2007                                 I-3

         Consolidated Statements of Shareholders' Equity                   I-4

         Notes to Consolidated Financial Statements                        I-5

         Cautionary Statement Concerning Forward-Looking Information      I-23

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
          Results of Operations                                           I-23
          ---------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       I-37
-------------------------------------------------------------------

Item 4.  Controls and Procedures                                          I-37
--------------------------------

                         Part II - Other Information
                         ---------------------------

Item 1.  Legal Proceedings                                                II-1
--------------------------

Item 1A. Risk Factors                                                     II-1
---------------------

Item 6.  Exhibits                                                         II-1
------------------

Signatures                                                                II-3

Item 1:  Financial Statements
-----------------------------


                                                 CULP, INC.
                                  CONSOLIDATED STATEMENTS OF NET INCOME
                      FOR THE THREE MONTHS ENDED AUGUST 3, 2008 AND JULY 29, 2007
                                                 UNAUDITED
                              (Amounts in Thousands, Except for Per Share Data)


                                                                          THREE MONTHS ENDED
                                            ------------------------------------------------------------------------------

                                                      Amounts                                      Percent of Sales
                                            -----------------------------                    -----------------------------
                                              August 3,       July 29,        % Over          August 3,      July 29,
                                                2008            2007         (Under)            2008           2007
                                            --------------  -------------  -------------     ------------   --------------
Net sales                                 $        59,321         65,230         (9.1)%           100.0 %         100.0 %
Cost of sales                                      51,919         56,174         (7.6)%            87.5 %          86.1 %
                                            --------------  -------------  -------------     ------------   --------------
         Gross profit                               7,402          9,056        (18.3)%            12.5 %          13.9 %

Selling, general and
  administrative expenses                           5,384          6,321        (14.8)%             9.1 %           9.7 %
Restructuring expense                                 402            432         (6.9)%             0.7 %           0.7 %
                                            --------------  -------------  -------------     ------------   --------------
         Income from operations                     1,616          2,303        (29.8)%             2.7 %           3.5 %

Interest expense                                      431            818        (47.3)%             0.7 %           1.3 %
Interest income                                       (34)           (58)       (41.4)%            (0.1)%          (0.1)%
Other expense                                          14            232        (94.0)%             0.0 %           0.4 %
                                            --------------  -------------  -------------     ------------   --------------
         Income before income taxes                 1,205          1,311         (8.1)%             2.0 %           2.0 %

Income taxes *                                        424            460         (7.8)%            35.2 %          35.1 %
                                            --------------  -------------  -------------     ------------   --------------
         Net income                       $           781            851         (8.2)%             1.3 %           1.3 %
                                            ==============  =============  =============     ------------   --------------

Net income per share, basic               $          0.06           0.07        (14.3)%
Net income per share, diluted                        0.06           0.07        (14.3)%
Average shares outstanding, basic                  12,648         12,583          0.5 %
Average shares outstanding, diluted                12,736         12,728          0.1 %

* Percent of sales column is calculated as a % of income before income taxes.

See accompanying notes to consolidated financial statements.


                                                      CULP, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                 AUGUST 3, 2008, JULY 29, 2007 AND APRIL 27, 2008
                                                     UNAUDITED
                                               (Amounts in Thousands)



                                                           Amounts                       Increase
                                                 ----------------------------           (Decrease)
                                                   August 3,       July 29,    ----------------------------   * April 27,
                                                     2008           2007         Dollars         Percent         2008
                                                 -------------  -------------  -------------    -----------  -------------
Current assets:
    Cash and cash equivalents                  $        6,352          9,017         (2,665)      (29.6)%           4,914
    Accounts receivable                                20,164         23,903         (3,739)      (15.6)%          27,073
    Inventories                                        34,862         42,159         (7,297)      (17.3)%          35,394
    Deferred income taxes                               4,472          5,376           (904)      (16.8)%           4,380
    Assets held for sale                                5,610          1,906          3,704       194.3 %           5,610
    Income taxes receivable                               160              -            160       100.0 %             438
    Other current assets                                1,627          1,649            (22)       (1.3)%           1,328
                                                 -------------  -------------  -------------    -----------  -------------
              Total current assets                     73,247         84,010        (10,763)      (12.8)%          79,137

Property, plant and equipment, net                     33,950         36,901         (2,951)       (8.0)%          32,939
Goodwill                                                4,114          4,114              -         0.0 %           4,114
Deferred income taxes                                  29,144         26,220          2,924        11.2 %          29,430
Other assets                                            2,335          2,831           (496)      (17.5)%           2,409
                                                 -------------  -------------  -------------    -----------  -------------

              Total assets                     $      142,790        154,076        (11,286)       (7.3)%         148,029
                                                 =============  =============  =============    ===========  =============



Current liabilities:
    Current maturities of long-term debt       $        7,378         13,849         (6,471)      (46.7)%           7,375
    Current portion of obligation under a
     capital lease                                        692              -            692       100.0 %               -
    Lines of credit                                         -          2,641         (2,641)     (100.0)%               -
    Accounts payable-trade                             17,249         16,776            473         2.8 %          21,103
    Accounts payable - capital expenditures             1,020          1,219           (199)      (16.3)%           1,547
    Accrued expenses                                    5,534          8,484         (2,950)      (34.8)%           8,300
    Accrued restructuring costs                         1,495          3,047         (1,552)      (50.9)%           1,432
    Income taxes payable - current                         33            856           (823)      (96.1)%             150
                                                 -------------  -------------  -------------    -----------  -------------
              Total current liabilities                33,401         46,872        (13,471)      (28.7)%          39,907

Accounts payable - capital expenditures                 1,275              -          1,275       100.0 %           1,449
Income taxes payable - long-term                        5,069          3,765          1,304        34.6 %           4,802
Deferred income taxes                                   1,363              -          1,363       100.0 %           1,464
Obligation under capital lease                            458              -            458       100.0 %               -
Long-term debt, less current maturities                13,980         22,094         (8,114)      (36.7)%          14,048
                                                 -------------  -------------  -------------    -----------  -------------

              Total liabilities                        55,546         72,731        (17,185)      (23.6)%          61,670

Shareholders' equity                                   87,244         81,345          5,899         7.3 %          86,359
                                                 -------------  -------------  -------------    -----------  -------------

              Total liabilities and
              shareholders' equity             $      142,790        154,076        (11,286)       (7.3)%         148,029
                                                 =============  =============  =============    ===========  =============

Shares outstanding                                     12,648         12,635             13         0.1 %          12,648
                                                 =============  =============  =============    ===========  =============

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.


                                   CULP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED AUGUST 3, 2008 AND JULY 29, 2007
                                    UNAUDITED
                             (Amounts in Thousands)


                                                                      THREE MONTHS ENDED
                                                                -------------------------------

                                                                            Amounts
                                                                -------------------------------
                                                                   August 3,        July 29,
                                                                     2008             2007
                                                                ---------------  --------------

Cash flows from operating activities:
  Net income                                                   $           781             851
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                       1,258           1,447
      Amortization of other assets                                          79              90
      Stock-based compensation                                              98             140
      Excess tax benefit related to stock options exercised                  -             (21)
      Deferred income taxes                                                 90            (518)
      Restructuring expenses, net of gain on sale of related
       assets                                                                -             160
      Changes in assets and liabilities:
        Accounts receivable                                              6,909           5,387
        Inventories                                                        532          (1,529)
        Other current assets                                              (299)            175
        Other assets                                                        (5)           (327)
        Accounts payable - trade                                        (3,854)         (5,251)
        Accrued expenses                                                (2,757)           (186)
        Accrued restructuring                                               63            (235)
        Income taxes payable                                               428             889
                                                                ---------------  --------------
            Net cash provided by operating activities                    3,323           1,072
                                                                ---------------  --------------

Cash flows from investing activities:
  Capital expenditures                                                    (986)         (1,113)
  Proceeds from the sale of buildings and equipment                          -             702
                                                                ---------------  --------------
            Net cash used in investing activities                         (986)           (411)
                                                                ---------------  --------------

Cash flows from financing activities:
  Payments on vendor-financed capital expenditures                        (599)            (70)
  Payments on long-term debt                                               (65)         (2,169)
  Payments on capital lease obligation                                    (235)              -
  Proceeds from common stock issued                                          -             405
  Excess tax benefit related to stock option exercises                       -              21
                                                                ---------------  --------------
            Net cash used in financing activities                         (899)         (1,813)
                                                                ---------------  --------------

Increase (decrease) in cash and cash equivalents                         1,438          (1,152)

Cash and cash equivalents at beginning of period                         4,914          10,169
                                                                ---------------  --------------

Cash and cash equivalents at end of period                     $         6,352           9,017
                                                                ===============  ==============

See accompanying notes to consolidated financial statements.

                                                         CULP, INC.
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                         UNAUDITED
                                       (Dollars in thousands, except share data)


                                                                       Capital
                                                                     Contributed              Accumulated
                                                 Common Stock         in Excess                 Other            Total
                                             --------------------      of Par     Retained   Comprehensive    Shareholders'
                                               Shares    Amount         Value     Earnings       Loss            Equity
                                             ---------- ---------    -----------  --------- --------------   --------------
Balance, April 29, 2007                      12,569,291  $    629         46,197     32,255            (4)    $     79,077
    Cumulative effect of adopting FASB
        Interpretation No. 48                         -         -              -        847             -              847
    Net income                                        -         -              -      5,385             -            5,385
    Stock-based compensation                          -         -            618          -             -              618
    Loss on cash flow hedge, net of taxes             -         -              -          -           (44)             (44)
    Excess tax benefit related to stock
     options exercised                                -         -             17          -             -               17
    Common stock issued in connection
     with stock option plans                     78,736         3            456          -             -              459
                                             ---------- ---------    -----------  --------- --------------   --------------
Balance, April 27, 2008                      12,648,027       632         47,288     38,487           (48)          86,359
    Net income                                        -         -              -        781             -              781
    Stock-based compensation                          -         -             98          -             -               98
    Gain on cash flow hedge, net of taxes             -         -              -          -             6                6
                                             ---------- ---------    -----------  --------- --------------   --------------
Balance, August 3, 2008                      12,648,027  $    632         47,386     39,268           (42)    $     87,244
                                             ========== =========    ===========  ========= ==============   ==============


See accompanying notes to consolidated financial statements.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiaries (the "company") include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. All of these adjustments are of a normal recurring nature except as disclosed in note 14 to the consolidated financial statements. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company's annual report on Form 10-K filed with the Securities and Exchange Commission on July 9, 2008 for the fiscal year ended April 27, 2008.

The company's three months ended August 3, 2008 and July 29, 2007 represent 14 and 13 week periods, respectively.

2. Significant Accounting Policies

Significant accounting policies adopted by the company in fiscal 2009 are as follows:

Fair Value Measurements:

The company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157") and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), on April 28, 2008. SFAS 157 (1) creates a single definition of fair value, (2) establishes a framework for measuring fair value, and (3) expands disclosure requirements about items measured at fair value. SFAS 157 applies to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements. SFAS 157 does not change existing accounting rules governing what can or what must be recognized and reported at fair value in the company's financial statements, or disclosed at fair value in the company's notes to the financial statements. Additionally, SFAS 157 does not eliminate practicability exceptions that exist in accounting pronouncements amended by SFAS 157 when measuring fair value. As a result, the company will not be required to recognize any new assets or liabilities at fair value.

Prior to SFAS 157, certain measurements of fair value were based on the price that would be paid to acquire an asset, or received to assume a liability (an entry price). SFAS 157 clarifies the definition of fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (that is, an exit price). The exit price is based on the amount that the holder of the asset or liability would receive or need to pay in an actual transaction (or in a hypothetical transaction if an actual transaction does not exist) at the measurement date. In some circumstances, the entry and exit price may be the same; however, they are conceptually different.

Fair value is generally determined based on quoted market prices in active markets for identical assets or liabilities. If quoted market prices are not available, the company uses valuation techniques that place greater reliance on observable inputs and less reliance on unobservable inputs. In measuring fair value, the company may make adjustments for risks and uncertainties, if a market participant would include such an adjustment in its pricing.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the company's assumptions (unobservable inputs). Determining where an asset or liability falls within that hierarchy depends on the lowest level input that is significant to the fair measurement as a whole. An adjustment to the pricing method used within either level 1 or level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The hierarchy consists of three broad levels as follows:

Level 1 - Quoted market prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than level 1 inputs that are either directly or indirectly observable, and

Level 3 - Unobservable inputs developed using the company's estimates and assumptions, which reflect those that market participants would use.

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

                                                Fair value measurements at August 3, 2008 using:
---------------------------------------------------------------------------------------------------------------
                                   Quoted prices in
                                     active markets                           Significant
                                     for identical     Significant other      unobservable
                                         assets         observable inputs        inputs
---------------------------------------------------------------------------------------------------------------

(amounts in thousands)                  Level 1             Level 2             Level 3            Total
---------------------------------------------------------------------------------------------------------------

Assets:
None                                Not applicable       Not applicable      Not applicable    Not applicable
Liabilities:
Interest Rate Swap Agreement        Not applicable             66            Not applicable          66

As shown above, the interest rate swap derivative is valued based on fair value provided by the company's bank and is classified within level 2 of the fair value hierarchy. The determination of where an asset or liability falls in the hierarchy requires significant judgment. The company evaluates its hierarchy disclosures each quarter based on various factors and it is possible that an asset or liability may be classified differently from quarter to quarter. However, the company expects that changes in classifications between different levels will be rare.

Most derivative contracts are not listed on an exchange and require the use of valuation models. Consistent with SFAS 157, the company attempts to maximize the use of observable market inputs in its models. When observable inputs are not available, the company defaults to unobservable inputs. Derivatives valued based on models with significant unobservable inputs and that are not actively traded, or trade activity is one way, are classified within level 3 of the fair value hierarchy.

Some financial statement preparers have reported difficulties in applying SFAS 157 to certain nonfinancial assets and nonfinancial liabilities, particularly those acquired in business combinations and those requiring a determination of impairment. To allow the time to consider the effects of the implementation issues that have arisen, the FASB issued FSP FAS 157-2 ("FSP 157-2") on February 12, 2008 to provide a one-year deferral of the effective date of SFAS 157 for

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). As a result of FSP 157-2, the company has not yet adopted SFAS 157 for nonfinancial assets and liabilities that are valued at fair value on a non-recurring basis. FSP 157-2 is effective for the company in fiscal 2010 and the company is evaluating the impact that the application of SFAS 157 to those nonfinancial assets and liabilities will have on its financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides the company with an option to elect fair value as the initial and subsequent measurement attribute for most financial assets and liabilities and certain other items. The fair value option election is applied on an instrument-by-instrument basis (with some exceptions), is irrevocable, and is applied to an entire instrument. The election may be made as of the date of initial adoption for existing eligible items. Subsequent to initial adoption, the company may elect the fair value option at initial recognition of eligible items, on entering into an eligible firm commitment, or when certain specified reconsideration events occur. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.

Upon adoption of SFAS 159 on April 28, 2008, the company did not elect to account for any assets and liabilities under the scope of SFAS 159 at fair value.

3. Asset Acquisition - Mattress Fabric Segment

Pursuant to an Asset Purchase Agreement among the company, Bodet & Horst USA, LP and Bodet & Horst GMBH & Co. KG (collectively "Bodet & Horst") dated August 11, 2008, the company purchased certain assets and assumed certain liabilities of the knitted mattress fabric operation of Bodet & Horst, including its manufacturing operation in High Point, North Carolina. The purchase involves the equipment, inventory, and intellectual property associated with the High Point manufacturing operation, which has served as the company's primary source of knitted mattress fabric for six years. Demand for this product line has grown significantly, as knits are increasingly being utilized on mattresses at volume retail price points. The company is assuming the lease of the building where the operation is located and intends to continue operating the business in that location. The purchase price for the assets is cash in the amount of $10.5 million, plus the assumption of certain liabilities, subject to adjustment after closing for changes in working capital through the date of closing. Also, in connection with the purchase, the company entered into a six-year consulting and non-compete agreement with the principal owner of Bodet & Horst, providing for payments to the owner in the amount of $75,000 per year for the agreement's full six-year term.

The acquisition was financed by $11.0 million of unsecured notes pursuant to a Note Purchase Agreement (" 2008 Note Agreement") dated August 11, 2008. The 2008 Note Agreement has a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning three years from the date of the 2008 Note Agreement. The 2008 Note Agreement contains customary financial and other covenants as defined in the 2008 Note Agreement.

In connection with the 2008 Note Agreement, the company entered into a Consent and Fifth Amendment (the "Consent and Amendment") that amends the previously existing unsecured note purchase agreements. The purpose of the Consent and Amendment is for the existing note holders to consent to the 2008 Note Agreement

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


and to provide that certain financial covenants in favor of the existing note holders will be on the same terms as those contained in the 2008 Note Agreement.

4.  Stock-Based Compensation

On June 17, 2008, the company granted two employees 25,000 options to purchase shares of common stock at the fair market value on the date of grant. These options will vest over five years and expire ten years after the date of grant. The fair value of these option awards were estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of stock options granted to these two employees during the three-month period ended August 3, 2008, was $5.00 per share using the following assumptions:

                                                          Grant on June 17, 2008
--------------------------------------------------------------------------------
Risk-free interest rate                                                    4.23%
Dividend yield                                                             0.00%
Expected volatility                                                       66.18%
Expected term (in years)                                                     8.0
--------------------------------------------------------------------------------

The assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions, actual historical experience, and groups of employees that have similar exercise patterns that are considered separately for valuation purposes. The risk-free interest rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The company does not plan to issue any dividends, and, therefore, the yield is 0.00%. The expected volatility was derived using a term structure based on historical volatility and the volatility implied by exchange-traded options on the company's common stock. The expected term of the options is the contractual term of the stock options and expected employee exercise and post-vesting employment termination trends.

The company recorded $98,000 and $140,000 of compensation expense for stock options within selling, general, and administrative expense for the three-month periods ended August 3, 2008 and July 29, 2007, respectively. The remaining unrecognized compensation costs related to unvested awards at August 3, 2008 was $894,562 which is expected to be recognized over a weighted average period of
3.0 years.

5.  Accounts Receivable

A summary of accounts receivable follows:

--------------------------------------------------------------------------------
(dollars in thousands)                           August 3, 2008   April 27, 2008
--------------------------------------------------------------------------------
Customers                                         $     22,044     $    28,830
Allowance for doubtful accounts                         (1,381)         (1,350)
Reserve for returns and allowances and discounts          (499)           (407)
--------------------------------------------------------------------------------
                                                  $     20,164     $    27,073
--------------------------------------------------------------------------------

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


A summary of the activity in the allowance for doubtful accounts follows:

--------------------------------------------------------------------------------
                                                     Three months ended
(dollars in thousands)                        August 3, 2008     July 29, 2007
--------------------------------------------------------------------------------
Beginning balance                            $     (1,350)       $    (1,332)
Provision (recovery) of bad debt expense              (94)                17
Net write-offs                                         63                155
--------------------------------------------------------------------------------
Ending balance                               $     (1,381)       $    (1,160)
--------------------------------------------------------------------------------

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

--------------------------------------------------------------------------------
                                                     Three months ended
(dollars in thousands)                         August 3, 2008      July 29, 2007
--------------------------------------------------------------------------------
Beginning balance                             $       (407)      $      (570)
Provision for returns and allowances
    and discounts                                     (632)             (762)
Discounts taken                                        540               690
--------------------------------------------------------------------------------
Ending balance                                $       (499)      $      (642)
--------------------------------------------------------------------------------

6.  Inventories

Inventories are carried at the lower of cost or market. Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

--------------------------------------------------------------------------------
(dollars in thousands)                          August 3, 2008    April 27, 2008
--------------------------------------------------------------------------------
Raw materials                                  $     10,083        $     9,939
Work-in-process                                       1,227              1,682
Finished goods                                       23,552             23,773
--------------------------------------------------------------------------------
                                               $     34,862        $    35,394
--------------------------------------------------------------------------------

7.  Other Assets

A summary of other assets follows:

--------------------------------------------------------------------------------
(dollars in thousands)                          August 3, 2008    April 27, 2008
--------------------------------------------------------------------------------
Cash surrender value - life insurance          $      1,269        $     1,269
Non-compete agreement, net                              717                789
Other                                                   349                351
--------------------------------------------------------------------------------
                                               $      2,335        $     2,409
--------------------------------------------------------------------------------

The company recorded a non-compete agreement related to the ITG asset purchase agreement at its fair value based on valuation techniques. At August 3, 2008 and April 27, 2008, the gross carrying amount of this non-compete agreement was $1.1

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

million. At August 3, 2008 and April 27, 2008 accumulated amortization for this non-compete agreement was $431,000 and $359,000, respectively. The non-compete agreement is amortized on a straight-line basis over the four year life of the agreement. Amortization expense for this non-compete agreement for the three-month  period  ended  August  3,  2008  and July  29,  2007  was  $72,000.
Amortization expense during the next three fiscal years follows: FY 2009 - $215,000; FY 2010 - $287,000; and FY 2011 - 215,000.

8.  Accounts Payable - Capital Expenditures

The company has certain vendor financed arrangements regarding capital expenditures that bear interest with fixed interest rates ranging from 6% to 7.14%. At August 3, 2008 and April 27, 2008, the company had total amounts due regarding capital expenditures totaling $2.3 million and $3.0 million, respectively. The payment requirements of these arrangements during the next three years are: Year 1 - $1.0 million; Year 2 - $725,000; and Year 3 - $550,000.

9.  Accrued Expenses

A summary of accrued expenses follows:

--------------------------------------------------------------------------------
(dollars in thousands)                            August 3, 2008  April 27, 2008
--------------------------------------------------------------------------------
Compensation, commissions and related benefits   $      2,990       $     5,690
Interest                                                  500               186
Accrued rebates                                           144               241
Other                                                   1,900             2,183
--------------------------------------------------------------------------------
                                                 $      5,534       $     8,300
--------------------------------------------------------------------------------

10.  Long-Term Debt and Lines of Credit

A summary of long-term debt and lines of credit follows:

--------------------------------------------------------------------------------------------------
(dollars in thousands)                                         August 3, 2008   April 27, 2008
--------------------------------------------------------------------------------------------------
Unsecured term notes                                            $     14,307     $    14,307
Real estate loan - I                                                   3,773           3,828
Real estate loan - II                                                  2,500           2,500
Canadian government loan                                                 778             788
--------------------------------------------------------------------------------------------------
                                                                      21,358          21,423
Current maturities of long-term debt                                  (7,378)         (7,375)
--------------------------------------------------------------------------------------------------
       Long-term debt, current maturities of long-term debt     $     13,980     $    14,048
--------------------------------------------------------------------------------------------------
Lines of credit                                                 $          -     $         -
--------------------------------------------------------------------------------------------------
Total borrowings                                                $     21,358     $    21,423
--------------------------------------------------------------------------------------------------

Unsecured Term Notes- Bodet & Horst Acquisition

In connection with the Bodet & Horst Asset Purchase Agreement, the company entered into the 2008 Note Agreement dated August 11, 2008. The 2008 Note Agreement provides for the issuance of $11.0 million of unsecured term notes

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning three years from the date of the 2008 Note Agreement. The 2008 Note Agreement contains customary financial and other covenants as defined in the 2008 Note Agreement.

Unsecured Term Notes- Existing

The company's existing unsecured term notes have a fixed interest rate of 8.80% (payable semi-annually in March and September and subject to prepayment provisions each fiscal quarter as defined in the agreement) and are payable over an average remaining term of 1.6 years through March 2010. The principal payments are required to be paid in annual installments over the next two years as follows: March 2009 - $7.2 million; and March 2010 - $7.1 million.

In connection with the 2008 Note Agreement, the company entered into a Consent and Amendment that amends the previously existing unsecured note purchase agreements. The purpose of the Consent and Amendment is for the existing note holders to consent to the 2008 Note Agreement and to provide that certain financial covenants in favor of the existing note holders will be on the same terms as those contained in the 2008 Note Agreement.

Real Estate Loan - I

The company has a real estate loan that is secured by a lien on the company's corporate headquarters office located in High Point, NC. This term loan bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 4.96% at August 3, 2008) based on the company's debt/EBITDA ratio, as defined in the agreement and is payable in monthly installments through September 2010, with a final payment of $3.3 million in October 2010.

Real Estate Loan - II

The company has a term loan in the amount of $2.5 million in connection with the ITG asset purchase agreement. This term loan is secured by a lien on the company's corporate headquarters office located in High Point, NC and bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 5.48% at August 3, 2008) based on the company's debt/EBITDA ratio, as defined in the agreement. This agreement requires the company to pay interest monthly with the entire principal due on June 30, 2010.

Revolving Credit Agreement - United States

The company has an unsecured credit agreement that provides for a revolving loan commitment of $6.5 million, including letters of credit up to $5.5 million. This agreement expires on December 31, 2008, and bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 4.96% at August 3, 2008) based on the company's debt/EBITDA ratio, as defined in the agreement. As of August 3, 2008, there were $1.3 million in outstanding letters of credit (all of which related to workers compensation) and no borrowings outstanding under the agreement.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Revolving Credit Agreement - China

The company's China subsidiary has an unsecured revolving credit agreement with a bank in China to provide a line of credit available up to approximately $5.0 million, of which approximately $1.0 million includes letters of credit. This agreement bears interest at a rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of August 3, 2008.

Canadian Government Loan

The company has an agreement with the Canadian government for a term loan that is non-interest bearing and is payable in 48 equal monthly installments commencing December 1, 2009. The proceeds were used to partially finance capital expenditures at the company's Rayonese facility located in Quebec, Canada.

Overall

The company's loan agreements require that the company maintain compliance with certain financial ratios. At August 3, 2008, the company was in compliance with these financial covenants.

As of August 3, 2008, the principal payment requirements of long-term debt during the next five years are: Year 1 - $7.4 million; Year 2 - $10.0 million; Year 3 - $3.5 million; Year 4 - $195,000; Year 5 - $195,000; and thereafter - $65,000.

11. Capital Lease Obligation

In May 2008, the company entered into a capital lease to finance the construction of certain equipment related to its mattress fabrics segment. The lease agreement contains a bargain purchase option and bears interest at 8.5%. The lease agreement requires principal payments totaling $1.4 million to commence on July 1, 2008, and to be paid in quarterly installments through April 2010. This agreement is secured by equipment with a carrying value of $2.4 million. The principal payments required over the next two years are as follows:
Year 1 - $692,000; and Year 2 - $458,000.

At August 3, 2008, the company has recorded $1.4 million for equipment under capital leases. This balance is reflected in property, plant, and equipment in the accompanying consolidated balance sheet as of August 3, 2008. No depreciation expense was recorded on the equipment related to this lease for the three-month period ending August 3, 2008, as the equipment will be placed into service in the company's second quarter of fiscal 2009.

12. Interest Rate Hedging

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

The company accounts for the interest rate swap as a cash flow hedge whereby the fair value of this contract is reflected in other assets if the contract is in

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


the company's favor or accrued expenses if the contract is in the bank's favor in the accompanying consolidated balance sheets with the offset recorded as accumulated other comprehensive loss. The fair value of the interest rate swap was approximately $66,000 and $75,000 in the bank's favor at August 3, 2008 and April 27, 2008, respectively.

13.  Cash Flow Information

Payments for interest and income taxes follows:

--------------------------------------------------------------------------------
                                                 Three months ended
(dollars in thousands)                August 3, 2008          July 29, 2007
--------------------------------------------------------------------------------
Interest                               $        159           $       207
Net income tax (refund) payments                (53)                  254
--------------------------------------------------------------------------------

The company financed $1.4 million of its capital expenditures through a capital lease for the three months ended August 3, 2008 (see note 11). The company did not finance any of its capital expenditures for the three months ended July 29, 2007. Interest costs of $42,000 for the construction of qualifying fixed assets were capitalized and are being amortized over the related assets' estimated useful lives for the three months ended August 3, 2008. No interest costs were capitalized for the three months ended July 29, 2007.

14.  Restructuring and Restructuring Related Charges

The following summarizes the fiscal 2009 activity in the restructuring accrual (dollars in thousands):

---------------------------------------------------------------------------------------------------------------------------
                                                                       Employee
                                                                      Termination      Lease         Lease
                                                          Employee       Benefit     Termination   Termination
                                                        Termination    Payments      and Other     and Other      Balance
                                            Balance,       Benefit    Net of Cobra    Exit Cost     Exit Cost     August 3,
(dollars in thousands)                  April 27, 2008  Adjustments    Premiums     Adjustments    Payments         2008
---------------------------------------------------------------------------------------------------------------------------
December 2006 Upholstery fabrics (1)       $   990       $   436       $   (230)      $  (12)       $  (83)      $ 1,101
September 2005 Upholstery fabrics (2)          178           -             -             -             (19)          159
August 2005 Upholstery fabrics (3)             2             5             (7)           -             -               -
Fiscal 2005 Upholstery fabrics (4)             27            (27)          -             -             -               -
Fiscal 2003 Culp Decorative fabrics (5)        235           -             -             -             -             235
---------------------------------------------------------------------------------------------------------------------------
Totals                                   $   1,432       $   414       $   (237)      $  (12)       $ (102)      $ 1,495   (6)
---------------------------------------------------------------------------------------------------------------------------

(1) The restructuring accrual at August 3, 2008, represents employee termination benefits and lease termination and exit costs of $885 and $216, respectively. The restructuring accrual at April 27, 2008, represents employee termination benefits and lease termination and exit costs of $679 and $311, respectively.
(2) The restructuring accrual at August 3, 2008, represents other exit costs of $159. The restructuring accrual at April 27, 2008, represents other exit costs of $178.
(3) The restructuring accrual at April 27, 2008, represents employee termination benefits of $2.
(4) The restructuring accrual at April 27, 2008, represents employee termination benefits of $27.
(5) The restructuring accrual at August 3, 2008 and April 27, 2008 represents and lease termination and other exit costs of $235.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(6) The company's existing restructuring plans as of August 3, 2008, have been substantially completed.

The following summarizes restructuring and related charges incurred for the three-month period ending August 3, 2008 (dollars in thousands):

----------------------------------------------------------------------------------------------------------------------------
                                                                                                       Sales
                          Operating    Lease                                                       Proceeds from
                          Costs on   Termination  Write-Downs                 Asset     Employee     Equipment
                           Closed    and Other    of Buildings  Inventory    Movement  Termination    With No
(dollars in thousands)    acilities  Exit Costs  and Equipment  Markdowns     Costs     Benefits   Carrying Value   Total
----------------------------------------------------------------------------------------------------------------------------
December 2006 Upholstery
 fabrics (7)              $      14  $     (12)    $    -       $     -     $      -   $     436     $       -     $   438
August 2005 Upholstery
 fabrics (8)                      -          -          -             -            -           5             -           5
Fiscal 2005 Upholstery
 fabrics (9)                      -          -          -             -            -         (27)            -         (27)
----------------------------------------------------------------------------------------------------------------------------
Totals                    $      14  $     (12)    $    -       $     -     $      -   $     414     $       -     $   416
----------------------------------------------------------------------------------------------------------------------------

(7) Of this total charge, $12 was recorded in cost of sales, $2 was recorded in selling, general and administrative expense, and $424 was recorded in restructuring expense in the 2009 Consolidated Statement of Net Income.

(8)  This  $5  charge  was  recorded  in  restructuring   expense  in  the  2009
     Consolidated  Statement of Net Income.

(9) This $27 credit was recorded in restructuring expense in the 2009 Consolidated Statement of Net Income.

The following summarizes restructuring and related charges for the three-month period ending July 29, 2007. (dollars in thousands):

                                                                                                                   Sales
                           Operating      Lease                                                                 Proceeds from
                           Costs on   Termination  Write-Downs                             Asset    Employee     Equipment
                            Closed     and Other   of Buildings   Inventory Accelerated  Movement  Termination    With No
(dollars in thousands)    Facilities  Exit Costs   and Equipment  Markdowns Depreciation   Costs     Benefits  Carrying Value  Total
------------------------------------------------------------------------------------------------------------------------------------
December 2006 Upholstery
 fabrics (10)            $    481     $    333      $    362     $     57    $      -    $     54    $    (87)   $  (202)   $    998
September 2005 Upholstery
 fabrics (11)                   -            -             -            -           -           -         (26)         -        (26)
August 2005 Upholstery
 fabrics (12)                   -            -             -            -           -           -         (10)         -        (10)
Fiscal 2005 Upholstery
 fabrics (13)                   -           34             -            -           -           -         (18)         -         16
Fiscal 2003 Culp Decorative
 fabrics (14)                   5            -             -            -           -           -          (8)         -         (3)
------------------------------------------------------------------------------------------------------------------------------------
Totals                   $    486     $    367      $    362     $     57    $      -    $     54    $   (149)   $  (202)  $    975
------------------------------------------------------------------------------------------------------------------------------------

(10) Of this total charge, $512 was recorded in cost of sales, $26 was recorded in selling, general, and, administrative expense, and $460 was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.

(11) This $26 credit was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.

(12) This $10 credit was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.

(13) This $16 charge was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(14) The charge of $5 for operating costs on closed plant facilities was recorded in cost of sales in the 2008 Consolidated Statement of Net Income. The $8 credit for employee termination benefits was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.

Consolidation of China Operations

On September 3, 2008, the board of directors approved changes to the upholstery fabric operations, including the consolidation of facilities in China and reduction of excess manufacturing capacity, which will involve exit and disposal charges to be incurred by the company. This action is in response to the extremely challenging industry conditions for upholstery fabrics and is expected to result in pre-tax charges of approximately $3.9 million, of which $3.5 million is expected to be non-cash items and $400,000 is expected to result in cash expenditures. The company anticipates the charges to be made up of approximately $2.1 million for accelerated depreciation related to leasehold improvements on facilities being exited, $1.4 million for fixed asset write-downs, $250,000 for lease termination costs, and $100,000 for employee termination benefits and other costs related to dismantling, disposal, and moving of equipment and related assets. All these charges are expected to be incurred in the company's second and third quarters of fiscal 2009. The plant consolidations are expected to be completed by the end of the third quarter of fiscal 2009.

15.  Net Income Per Share

Basic net income per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock options calculated using the treasury stock method. Weighted average shares used in the computation of basic and diluted net income per share follows:

--------------------------------------------------------------------------------
                                                        Three months ended
(amounts in thousands)                             August 3, 2008  July 29, 2007
--------------------------------------------------------------------------------
Weighted average common shares outstanding, basic      12,648        12,583
Effect of dilutive stock options                           88           145
--------------------------------------------------------------------------------
Weighted average common shares outstanding, diluted    12,736        12,728
--------------------------------------------------------------------------------

Options to purchase 247,875 and 79,750 shares of common stock were not included in the computation of diluted net income per share for the three months ended August 3, 2008 and July 29, 2007, respectively, because the exercise price of the options was greater than the average market price of the common shares.

16.  Comprehensive Income

Comprehensive  income is the total  income and other  changes  in  shareholders'
equity,   except  those   resulting  from   investments  by   shareholders   and
distributions to shareholders not reflected in net income.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


A summary of comprehensive income follows:

--------------------------------------------------------------------------------
                                                       Three months ended
(dollars in thousands)                          August 3, 2008     July 29, 2007
--------------------------------------------------------------------------------
Net income                                       $        781        $       851
Gain on cash flow hedge, net of income taxes                6                  4
--------------------------------------------------------------------------------
Comprehensive income                             $        787        $       855
--------------------------------------------------------------------------------


17.  Segment Information

The company's operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures and sells fabrics to bedding manufacturers. The upholstery fabrics segment manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

The company evaluates the operating performance of its segments based upon income (loss) from operations before restructuring and related charges or credits and certain unallocated corporate expenses. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and all costs related to being a public company. Segment assets include assets used in the operations of each segment and primarily consist of accounts receivable, inventories, and property, plant and equipment. The mattress fabrics segment also includes in segment assets, assets held for sale, goodwill and other non-current assets associated with the ITG acquisition. The upholstery fabrics segment also includes assets held for sale in segment assets.

Financial information for the company's operating segments as follows:

------------------------------------------------------------------------------------------------------
                                                                  Three months ended
(dollars in thousands)                                 August 3, 2008                July 29, 2007
------------------------------------------------------------------------------------------------------
Net sales:
   Mattress Fabrics                                     $     35,561                 $    36,536
   Upholstery Fabrics                                         23,760                      28,694
------------------------------------------------------------------------------------------------------
                                                        $     59,321                 $    65,230
------------------------------------------------------------------------------------------------------

Gross profit:
   Mattress Fabrics                                     $      6,344                 $     5,805
   Upholstery Fabrics                                          1,070                       3,768
------------------------------------------------------------------------------------------------------
           Total segment gross profit                          7,414                       9,573
   Restructuring related charges                                 (12) (1)                   (517) (3)
------------------------------------------------------------------------------------------------------
                                                        $      7,402                 $     9,056
------------------------------------------------------------------------------------------------------

Selling, general, and administrative expenses:
   Mattress Fabrics                                     $      2,128                 $     2,042
   Upholstery Fabrics                                          2,484                       3,318

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

------------------------------------------------------------------------------------------------------
           Total segment selling, general, and
              administrative expenses                          4,612                       5,360
   Unallocated corporate expenses                                770                         935
   Restructuring related charges                                   2 (1)                      26 (3)
------------------------------------------------------------------------------------------------------
                                                        $      5,384                 $     6,321
------------------------------------------------------------------------------------------------------

Income (loss) from operations:
   Mattress Fabrics                                     $      4,216                 $     3,763
   Upholstery Fabrics                                         (1,414)                        450
------------------------------------------------------------------------------------------------------
           Total segment income from operations                2,802                       4,213
   Unallocated corporate expenses                               (770)                       (935)
   Restructuring and related charges                            (416) (2)                   (975) (4)
------------------------------------------------------------------------------------------------------
           Total income from operations                        1,616                       2,303

                     Interest expense                           (431)                       (818)
                     Interest income                              34                          58
                     Other expense                               (14)                       (232)
------------------------------------------------------------------------------------------------------
           Income before income taxes                   $      1,205                 $     1,311
------------------------------------------------------------------------------------------------------

(1) The $12 represents other operating costs associated with a closed plant facility. The $2 represents other operating costs associated with a closed plant facility. These charges relate to the Upholstery Fabrics segment.

(2) The $416 represents $414 for employee termination benefits, $14 for other operating costs associated with a closed plant facility, and a credit of $12 for lease termination and other exit costs. Of this total charge, $12, $2, and $402 are included in cost of sales, selling, general, and administrative expense, and restructuring expense, respectively. These charges relate to the Upholstery Fabrics segment.

(3) The $517 represents restructuring related charges of $460 for other operating costs associated with closed plant facilities and $57 for inventory markdowns. The $26 represents other operating costs associated with closed plant facilities. These charges relate to the Upholstery Fabrics segment.

(4) The $975 represents $486 for other operating costs associated with closed plant facilities, $367 for lease termination costs, $362 for write-downs of a building and equipment, $57 for inventory markdowns, $54 for asset movement costs, a credit of $149 for employee termination benefits, and a credit of $202 for sales proceeds received on equipment with no carrying value. Of this total charge, $517, $26, and $432 are included in cost of sales, selling, general, and administrative expense, and restructuring expense, respectively. These charges relate to the Upholstery Fabrics segment.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Balance sheet information for the company's operating segments follow:

-----------------------------------------------------------------------------------------------------
(dollars in thousands)                                August 3, 2008               April 27, 2008
-----------------------------------------------------------------------------------------------------
Segment assets:
   Mattress Fabrics
      Current assets (5)                               $     26,355                 $    27,572
      Assets held for sale                                       35                          35
      Non-compete agreement, net                                717                         789
      Goodwill                                                4,114                       4,114
      Property, plant and equipment (6)                      22,893                      21,687
-----------------------------------------------------------------------------------------------------
           Total mattress fabrics assets                     54,114                      54,197
-----------------------------------------------------------------------------------------------------
   Upholstery Fabrics
      Current assets (5)                                     28,671                      34,895
      Assets held for sale                                      792                         792
      Property, plant and equipment (7)                      11,020                      11,214
-----------------------------------------------------------------------------------------------------
           Total upholstery fabrics assets                   40,483                      46,901
-----------------------------------------------------------------------------------------------------
           Total segment assets                              94,597                     101,098
Non-segment assets:
   Cash and cash equivalents                                  6,352                       4,914
   Assets held for sale                                       4,783                       4,783
   Income taxes receivable                                      160                         438
   Deferred income taxes                                     33,616                      33,810
   Other current assets                                       1,627                       1,328
   Property, plant and equipment                                 37                          38
   Other assets                                               1,618                       1,620
-----------------------------------------------------------------------------------------------------
           Total assets                                $    142,790                 $   148,029
-----------------------------------------------------------------------------------------------------



                                                                 Three months ended
(dollars in thousands)                                August 3, 2008                July 29, 2007
-----------------------------------------------------------------------------------------------------
Capital expenditures (8):
   Mattress Fabrics                                    $      1,967                 $       339
   Upholstery Fabrics                                           305                         507
-----------------------------------------------------------------------------------------------------
           Total capital expenditures                  $      2,272                 $       846
-----------------------------------------------------------------------------------------------------
Depreciation expense:
   Mattress Fabrics                                    $        758                 $       897
   Upholstery Fabrics                                           500                         550
-----------------------------------------------------------------------------------------------------
           Total segment depreciation expense          $      1,258                 $     1,447
-----------------------------------------------------------------------------------------------------

(5) Current assets represent accounts receivable and inventory for the respective segment.

(6) The $22.9 million at August 3, 2008, represents property, plant, and equipment located in the U.S. of $14.7 million, located in Canada of $8.1 million, and various corporate allocations of $160,000. The $21.7 million at April 27, 2008, represents property, plant, and equipment located in the U.S. of $13.1 million, located in Canada of $8.4 million, and various corporate allocations of $168,000.

(7) The $11.0 million at August 3, 2008, represents property, plant, and equipment located in China of $8.9 million, located in the U.S. of $1.6 million, and various corporate allocations of $480,000. The $11.2 million at April 27, 2008, represents property, plant, and equipment located in China of $9.0 million, located in the U.S. of $1.7 million, and various corporate allocations $501,000.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(8)   Capital   expenditure  amounts  are  stated  on  the  accrual  basis.  See
      Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

18.   Income Taxes

Effective Income Tax Rate

The effective income tax rate (income taxes as a percentage of income before income taxes) for the three month periods ended August 3, 2008 and July 29, 2007 were 35.2% and 35.1%, respectively. The company's income tax expense and effective income tax rate for the three month periods ended August 3, 2008 and July 29, 2007, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be impacted over the fiscal year by the mix and timing of actual earnings from the company's U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

Deferred Income Taxes

In making the judgment about the realization of the U.S. net deferred tax assets, management has considered both negative and positive evidence, and concluded that sufficient positive evidence exists to overcome the cumulative losses experienced in recent years. Specifically, management considered the following, among other factors: nature of the company's products; history of positive earnings in the mattress fabrics segment; capital projects that have further enhanced the company's globally competitive cost structure in the mattress fabrics segment; the incremental sales volume from the purchase of certain assets from International Textile Group, Inc. (ITG) related to the mattress fabric product line of ITG's Burlington House Division, the purchase of certain assets from Bodet & Horst related to its knitted mattress fabric operation; recent restructuring actions in the U.S. upholstery fabrics business to adjust the U.S. cost structure and bring U.S. manufacturing capacity in line with demand; development of offshore manufacturing and sourcing programs to meet changing demands of upholstery fabric customers in the U.S.; and inter-company agreements with the company's China subsidiaries are expected to be in place in fiscal 2009 for various consulting services and intellectual property. Management's analysis of taxable income also included the following considerations: none of the company's net operating loss carryforwards have previously expired unused; the U.S. federal carryforward period is 20 years; and the company's current income tax loss carryforwards principally expire in 14-20 years; fiscal 2022 through 2028.

Uncertainty In Income Taxes

At August 3, 2008, the company had $5.1 million of total gross unrecognized tax benefits, of which $4.7 million represents the amount of gross unrecognized tax benefits that, if recognized would favorably affect the income tax rate in future periods. The total gross unrecognized tax benefits of $5.1 million as of August 3, 2008, are classified as income taxes payable -long-term in the accompanying consolidated balance sheets.

The  company  anticipates  that the amount of  unrecognized  tax  benefits  will

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


increase by approximately $550,000 by the end of the fiscal year. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

19.  Statutory Reserves

The company's subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People's Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company's registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of August 3, 2008, the company's statutory surplus reserve was $1.5 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.


20.   Commitments and Contingencies

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

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

In addition to the above, the company is involved in legal proceedings and claims which have arisen in the ordinary course of business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

21.  Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations." SFAS No. 141 requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008. This statement is effective for the company in fiscal 2010 and is not expected to have a material effect on our consolidated financial statements to the extent we do not enter into a business acquisition subsequent to adoption.

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities, An Amendment of FASB Statement No. 133." SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", does not provide adequate information about how derivative and hedging activities affect an entity's financial position, financial performance, and cash flows. Accordingly, SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves transparency of financial reporting. SFAS No. 161 is effective for fiscal and interim periods beginning after November 15, 2008 and is effective for the company in third quarter of fiscal 2009. The adoption of the provisions of SFAS No. 161 is not expected to have a material effect on the company's financial position.

In  April  2008,   the  FASB  issued  FASB  Staff   Position  (FSP)  No.  142-3,
"Determination of the Useful Life of Intangible Assets" (FSP 142-3). The guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets", and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), "Business Combinations", and other guidance

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


under U.S. generally accepted accounting principles (GAAP). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. This statement is effective for the company in fiscal 2010 and is not expected to have a material effect on our consolidated financial statements to the extent we do not enter into a business acquisition subsequent to adoption.

In May 2008, the FASB issued SFAS No. 162,"The Hierarchy of Generally Accepted Accounting Principles (SFAS 162)." SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity GAAP in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU section 411,"The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The adoption of SFAS 162 is not expected to have a material impact on the company's results of operations, financial condition, and equity.

          CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain statements that may be deemed "forward-looking statements" within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934). Such statements are inherently subject to risks and uncertainties. Further, forward looking statements are intended to speak only as of the date on which they are made. Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as "expect," "believe," "estimate," "plan" and "project" and their derivatives, and include but are not limited to statements about expectations for the company's future operations or success, sales, gross profit margins, operating income, SG&A or other expenses, and earnings, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, increases in utility and energy costs, and general economic conditions. Decreases in these economic indicators could have a negative effect on the company's business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely. In addition, changes in consumer preferences for various categories of furniture and bedding coverings, as well as changes in costs to produce such products (including import duties and quotas or other import costs) can have a significant effect on demand for the company's products. Changes in the value of the U.S. dollar versus other currencies can affect the company's financial results because a significant portion of the company's operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make the company's products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on the company's sales of
products   produced  in  those  countries.   Further,   economic  and  political
instability in international areas could affect the company's operations or sources of goods in those areas, as well as demand for the company's products in international markets. Also, the level of success in integrating the acquisition of assets from Bodet & Horst could affect the company's ability to meet its profitability goals. Finally, unanticipated delays or costs in executing restructuring actions could cause the cumulative effect of restructuring actions to fail to meet the objectives set forth by management. Further information about these factors, as well as other factors that could affect the company's future operations or financial results and the matters discussed in forward-looking statements are included in Item 1A "Risk Factors" section in the company's Form 10-K filed with the Securities and Exchange Commission on July 9, 2008 for the fiscal year ended April 27, 2008.


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

Overview

The company's fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The company's three months ended August 3, 2008, and July 29, 2007, represent 14 and 13 week periods, respectively. The company has operations classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment primarily manufacturers, sources and sells fabrics to bedding manufacturers. The upholstery fabrics segment sources, manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers. We believe that Culp is the largest marketer of mattress fabrics in North America, and one of the largest marketers of upholstery fabrics for furniture in North America, both measured by total sales.

The company evaluates the operating performance of its segments based upon income (loss) from operations before restructuring and related charges or credits and certain unallocated corporate expenses. Unallocated corporate expenses represent primarily compensation and benefits for certain executive officers and all costs related to being a public company. Segment assets include assets used in operations of each segment and primarily consist of accounts receivable, inventories, and property, plant, and equipment. The mattress fabrics segment also includes assets held for sale, goodwill and other non-current assets associated with the ITG acquisition in its segment assets. The upholstery fabrics segment also includes assets held for sale in its segment assets.

The following tables set forth the net sales, gross profit, selling, general and administrative expenses and operating income (loss) by segment for the three months ended August 3, 2008, and July 29, 2007.


                                   CULP, INC.
           SALES, GROSS PROFIT AND OPERATING INCOME (LOSS) BY SEGMENT
           FOR THE THREE MONTHS ENDED AUGUST 3, 2008 AND JULY 29, 2007


                             (Amounts in thousands)


                                                                 THREE MONTHS ENDED (UNAUDITED)
                                               --------------------------------------------------------------------

                                                       Amounts                              Percent of Sales
                                               -------------------------               ----------------------------
                                               August 3,      July 29,      % Over     August 3,       July 29,
Net Sales by Segment                              2008          2007        (Under)       2008           2007
---------------------------------------------  -----------   -----------   ----------  -------------  -------------
Mattress Fabrics                             $     35,561        36,536       (2.7)%         59.9 %         56.0 %
Upholstery Fabrics                                 23,760        28,694      (17.2)%         40.1 %         44.0 %
                                               -----------   -----------   ----------  -------------  -------------

     Net Sales                               $     59,321        65,230       (9.1)%        100.0 %        100.0 %
                                               ===========   ===========   ==========  =============  =============


Gross Profit by Segment                                                                     Gross Profit Margin
---------------------------------------------                                          ----------------------------

Mattress Fabrics                             $      6,344         5,805        9.3 %         17.8 %         15.9 %
Upholstery Fabrics                                  1,070         3,768      (71.6)%          4.5 %         13.1 %
                                               -----------   -----------   ----------  -------------  -------------
      Subtotal                                      7,414         9,573      (22.6)%         12.5 %         14.7 %

Restructuring related charges                         (12)(1)      (517)(3)  (97.7)%         (0.0)%         (0.8)%
                                               -----------   -----------   ----------  -------------  -------------

     Gross Profit                            $      7,402         9,056      (18.3)%         12.5 %         13.9 %
                                               ===========   ===========   ==========  =============  =============


Sales, General and Administrative expenses
 by Segment                                                                                  Percent of Sales
---------------------------------------------                                          ----------------------------

Mattress Fabrics                             $      2,128         2,042        4.2 %          6.0 %          5.6 %
Upholstery Fabrics                                  2,484         3,318      (25.1)%         10.5 %         11.6 %
Unallocated Corporate expenses                        770           935      (17.6)%          1.3 %          1.4 %
                                               -----------   -----------   ----------  -------------  -------------
        Subtotal                                    5,382         6,295      (14.5)%          9.1 %          9.7 %

Restructuring related charges                           2 (1)        26 (3)  (92.3)%          0.0 %          0.0 %
                                               -----------   -----------   ----------  -------------  -------------

    Selling, General and Administrative expenses    5,384         6,321      (14.8)%          9.1 %          9.7 %
                                               ===========   ===========   ==========  =============  =============


Operating income (loss) by Segment                                                    Operating Income (Loss) Margin
---------------------------------------------                                          ----------------------------

Mattress Fabrics                             $      4,216         3,763       12.0 %         11.9 %         10.3 %
Upholstery Fabrics                                 (1,414)          450       N.M.           (6.0)%          1.6 %
Unallocated corporate expenses                       (770)         (935)      17.6 %         (1.3)%         (1.4)%
                                               -----------   -----------   ----------  -------------  -------------
      Subtotal                                      2,032         3,278      (38.0)%          3.4 %          5.0 %

Restructuring expense and restructuring
 related charges                                     (416)(2)      (975)(4)  (57.3)%         (0.7)%         (1.5)%
                                               -----------   -----------   ----------  -------------  -------------

     Operating income                        $      1,616         2,303      (29.8)%          2.7 %          3.5 %
                                               ===========   ===========   ==========  =============  =============


Depreciation by Segment
---------------------------------------------

Mattress Fabrics                             $        758           897      (15.5)%
Upholstery Fabrics                                    500           550       (9.1)%
                                               -----------   -----------   ------------
      Total Depreciation                            1,258         1,447      (13.1)%
                                               ===========   ===========   ============

(1) The $12 represents other operating costs associated with a closed plant facility. The $2 represents other operating costs associated with a closed plant facility.
(2) The $416 represents $414 for employee termination benefits, $14 for other operating costs associated with a closed plant facility, and a credit of $12 for lease termination and other exit costs. Of this total charge, $12, $2, and $402 are included in cost of sales, selling, general, and administrative expense, and restructuring expense, respectively.
(3) The $517 represents restructuring related charges of $460 for other operating costs associated with closed plant facilities and $57 for inventory markdowns. The $26 represents other operating costs associated with a closed plant facility.
(4) The $975 represents $486 for other operating costs associated with closed plant facilities, $367 for lease termination costs, $362 for write-downs of a building and equipment, $57 for inventory markdowns, $54 for asset movement costs, a credit of $149 for employee termination benefits, and a credit of $202 for sales proceeds received on equipment with no carrying value. Of this total charge, $517, $26 and $432 are included in cost of sales, selling, general, and administrative expense, and restructuring expense, respectively.

Three months ended August 3, 2008 compared with the Three Months ended July 29, 2007

Overview

For the three months ended August 3, 2008, net sales decreased 9% to $59.3 million compared with $65.2 million for the first quarter of fiscal 2008. The company reported net income of $781,000 or $0.06 per diluted share, for the first quarter of fiscal 2009, which included restructuring and related pre-tax charges of $416,000. The company reported net income of $851,000, or $0.07 per diluted share, for the first quarter of fiscal 2008, which included restructuring and related pre-tax charges of $975,000.

Restructuring and Related Charges

On September 3, 2008, the board of directors approved changes to the upholstery fabric operations, including the consolidation of facilities in China and reduction of excess manufacturing capacity, which will involve exit and disposal charges to be incurred by the company. This action is in response to the extremely challenging industry conditions for upholstery fabrics and is expected to result in pre-tax charges of approximately $3.9 million, of which $3.5 million is expected to be non-cash items and $400,000 is expected to result in cash expenditures. The company anticipates the charges to be made up of approximately $2.1 million for accelerated depreciation related to leasehold improvements on facilities being exited, $1.4 million for fixed asset write-downs, $250,000 for lease termination costs, and $100,000 for employee termination benefits and other costs related to dismantling, disposal, and moving of equipment and related assets. All these charges are expected to be incurred in the company's second and third quarters of fiscal 2009. The plant consolidations are expected to be completed by the end of the third quarter of fiscal 2009.

During the first quarter of fiscal 2009, total restructuring and related charges were $416,000, of which $414,000 related to employee termination benefits, $14,000 for other operating costs associated with a closed plant facility, and a credit of $12,000 for lease termination and other exit costs. Of this total charge, $12,000 was recorded in cost of sales, $2,000 was recorded in selling, general, and administrative expense, and $402,000 was recorded in restructuring expense in the 2009 Consolidated Statement of Net Income. These charges primarily relate to the December 2006 Upholstery Fabrics restructuring plan.

During the first quarter of fiscal 2008, total restructuring and related charges were $975,000, of which $486,000 related to other operating costs associated with closed plant facilities, $367,000 for lease termination costs, $362,000 for write-downs of a building and equipment, $57,000 for inventory markdowns, $54,000 for asset movement costs, a credit of $149,000 for employee termination benefits, and a credit of $202,000 for sales proceeds received on equipment with no carrying value. Of this total charge, $517,000 was recorded in cost of sales, $26,000 was recorded in selling, general, and administrative expense, and $432,000 was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income. These charges primarily relate to the December 2006 Upholstery Fabrics restructuring plan.

Mattress Fabrics Segment

Asset Acquisition

Pursuant to an Asset Purchase Agreement among the company, Bodet & Horst USA, LP and Bodet & Horst GMBH & Co. KG (collectively "Bodet & Horst") dated August 11, 2008, the company purchased certain assets and assumed certain liabilites of the knitted mattress fabric operation of Bodet & Horst, including its manufacturing operation in High Point, North Carolina. The purchase involves the equipment, inventory, and intellectual property associated with the High Point manufacturing operation, which has served as the company's primary source of knitted mattress fabric for six years. Demand for this product line has grown significantly, as knits are increasingly being utilized on mattresses at volume retail price points. The company is assuming the lease of the building where the operation is located and intends to continue operating the business in that location. The purchase price for the assets is cash in the amount of $10.5 million, plus the assumption of certain liabilities, subject to adjustment after closing for changes in working capital through the date of closing. Also, in connection with the purchase, the company entered into a six-year consulting and non-compete agreement with the principal owner of Bodet & Horst, providing for payments to the owner in the amount of $75,000 per year for the agreement's full six-year term.

The acquisition was financed by $11.0 million of unsecured notes pursuant to a Note Purchase Agreement ("2008 Note Agreement") dated August 11, 2008. The 2008 Note Agreement has a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning three years from the date of the 2008 Note Agreement. The 2008 Note Agreement contains customary financial and other covenants as defined in the 2008 Note Agreement.

In connection with the 2008 Note Agreement, the company entered into a Consent and Fifth Amendment (the "Consent and Amendment") that amends the previously existing unsecured note purchase agreements. The purpose of the Consent and Amendment is for the existing note holders to consent to the 2008 Note Agreement and to provide that certain financial covenants in favor of the existing note holders will be on the same terms as those contained in the 2008 Note Agreement.

Net Sales -- Mattress fabrics (known as mattress ticking) net sales for the first quarter of fiscal 2009 were $35.6 million, a 3% decrease compared with $36.5 million for the first quarter of fiscal 2008. On a unit volume basis, total yards sold for the first quarter of fiscal 2009 decreased by 4.7% compared with the first quarter of fiscal 2008. This trend reflects moderately softer consumer bedding demand in the first quarter of fiscal 2009 and the planned discontinuance of certain products from the ITG acquisition.

The average selling price of $2.49 for the first quarter of fiscal 2009 increased 2.1% over the same period a year ago. This trend reflects a shift in product mix.

Operating Income -- For the first quarter of fiscal 2009, the mattress fabrics segment reported operating income of $4.2 million, or 11.9% of net sales, compared to $3.8 million, or 10.3% of net sales, for the first quarter of fiscal 2008. Selling, general, and administrative expenses as a percentage of net sales were 6.0% in the first quarter of fiscal 2009 compared with 5.6% in the first quarter of fiscal 2008.

Mattress fabrics continues to be a driving force in the company's business and accounted for 60% of the company's net sales for the first quarter of fiscal 2009 compared with 56% for the first quarter of fiscal 2008. During the first quarter of fiscal 2009, the company completed a $5.0 million capital project to significantly strengthen its woven fabrics manufacturing operations and provide further reactive capacity to its customers. Additionally, the expanded capacity this capital project provides, should effectively position the company to pursue future growth opportunities. The recent acquisition of the knitted mattress fabrics operation of Bodet & Horst will further enhance the company's strong service platform with improved supply logistics from pattern inception to fabric delivery, allowing accelerated responsiveness and greater stability. With the weaving expansion and the completion of the Bodet & Horst acquisition, the company now has a large and modern, vertically integrated manufacturing platform in all major product categories of the mattress fabrics industry.

Segment assets -- Segment assets consist of accounts receivable, inventory, assets held for sale, a non-compete agreement associated with the ITG acquisition, goodwill, and property, plant, and equipment. As of August 3, 2008, accounts receivable and inventory totaled $26.4 million compared with $27.6 million at April 27, 2008. As of August 3, 2008, and April 27, 2008, the carrying value of assets held for sale was $35,000. The company expects that the final sale and disposal of these assets will be completed within a year from the date the plan of sale was adopted.

As of August 3, 2008 and April 27, 2008, the carrying value of the non-compete agreement was $717,000 and $789,000, respectively. As of August 3, 2008 and April 27, 2008, the carrying value of the segment's goodwill was $4.1 million.

Also as of August 3, 2008, property, plant and equipment totaled $22.9 million compared with $21.7 million at April 27, 2008. The $22.9 million at August 3, 2008, represents property, plant, and equipment located in the U.S. of $14.7 million, located in Canada of $8.1 million, and various corporate allocations of $160,000. The $21.7 million at April 27, 2008, represents property, plant, and equipment located in the U.S. of $13.1 million, located in Canada of $8.4 million, and various corporate allocations of $168,000.

Upholstery Fabrics Segment

Net Sales -- Upholstery fabric net sales (which include both fabric and cut and sewn kits) for the first quarter of fiscal 2009 were $23.8 million, a 17% decline compared with $28.7 million in the first quarter of fiscal 2008. On a unit volume basis, total yards sold (which excludes fabric used in cut and sewn kits) for the first quarter of fiscal 2009 decreased by 17% compared with the first quarter of fiscal 2008. Average selling prices of $4.36 increased 3.5% for the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008. Upholstery fabrics sales reflect substantially lower demand industry wide, as well as continued very weak demand for U.S. produced upholstery fabrics, driven by consumer preference for leather and suede furniture and other imported furniture and fabrics. Net sales of upholstery fabrics produced outside the company's U.S. manufacturing operations were $17.4 million in the first quarter of fiscal 2009, a decrease of 8% from $18.9 million in the first quarter of fiscal 2008. Net sales of U.S. produced upholstery fabrics were $6.3 million in the first quarter of fiscal 2009, a decrease of 35% from $9.8 million in the first quarter of fiscal 2008.

Operating Income (Loss) - The upholstery fabrics segment had an operating loss for the first quarter of fiscal 2009 of $1.4 million compared with operating income of $450,000 for the first quarter of fiscal 2008. These results reflect the very difficult operating environment for the retail furniture industry. The uncertain economy, housing crisis, and high energy costs have continued to significantly influence consumer demand for furniture and have adversely affected the company's upholstery fabrics business for both U.S. produced and non U.S. produced goods. In response to this environment and our first quarter results, the company immediately put into operation a profit improvement plan in the upholstery fabrics business, including the following major actions in the second quarter of fiscal 2009:

     o Implemented a modest price increase on certain upholstery fabrics during the second fiscal quarter; and wherever possible, obtain price concessions from suppliers on certain high volume items where we could not increase our selling prices.

     o Implemented a 20% reduction in selling, general and administrative expenses, totaling approximately $2.0 million on an annual basis. This initiative was completed by the end of August 2008.

     o Consolidating our China operations into fewer facilities and reducing excess manufacturing capacity over the next five months, which will lower costs by approximately $2.0 million on an annual basis. (See Restructuring and Related Charges section for further details).

Selling, general and administrative expenses for first quarter of fiscal 2009 were down 25% from the first quarter of fiscal 2008. This reduction is due to the company's restructuring activities, and this year over year improvement is expected to continue throughout fiscal 2009 based on the above actions described above.

Management remains cautiously optimistic about the company's long-term prospects in the upholstery fabrics business because of the following: a) we have been receiving significantly higher fabric placements, including cut and sewn kits with a broader base of customers; b) a declining base of competitors due to the challenging economic environment; c) the improving value we are providing to our customers from our China and U.S. operations; d) the benefits realized through operational improvements being made in our Anderson, South Carolina, velvet facility; and e) the expected results from our profit improvement plan. While these are all favorable indicators, management remains committed to taking additional steps if necessary to address the low profitability of the company's upholstery fabric operations, regardless of prevailing economic and business conditions. The company could experience additional inventory markdowns, write-downs of its property, plant, and equipment, and further restructuring charges in the upholstery fabric operations if sales and profitability continue to decline and further restructuring actions become necessary.

Segment Assets -- Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and assets held for sale. As of August 3, 2008, accounts receivable and inventory totaled $28.7 million compared to $34.9 million at April 27, 2008. This decline reflects lower sales and improved working capital management. As of August 3, 2008, property, plant, and equipment totaled $11.0 million compared to $11.2 million at April 27, 2008. The $11.0 million at August 3, 2008, represents property, plant, and equipment located in China of $8.9 million, located in the U.S. of $1.6 million, and various corporate allocations of $480,000. The $11.2 million at April 27, 2008, represents property, plant, and equipment located in China of $9.0 million, located in the U.S. of $1.7 million, and various corporate allocations of $501,000.

At August 3, 2008 and April 27, 2008, this segment had assets held for sale with a carrying value of $792,000 for certain equipment related to the company's U.S. upholstery fabric operations. The company expects that the final sale and disposal of these assets will be completed within a year from the date the plan of sale was adopted.

Other Income Statement Categories

Selling, General and Administrative Expenses - Selling, general, and administrative expenses (SG&A) for the company as a whole were $5.4 million for the first quarter of fiscal 2009 compared with $6.3 million for the first quarter of fiscal 2008, a decrease of 15%. As a percent of net sales, SG&A expenses were 9.1% in the first quarter of fiscal 2009 compared with 9.7% in the first quarter of fiscal 2008. This trend primarily reflects the company's restructuring efforts associated with its U.S. upholstery fabric operations.

Interest Expense (Income) -- Interest expense for the first quarter of fiscal 2009 was $431,000 compared to $818,000 for the first quarter of fiscal 2008. This trend primarily reflects lower outstanding balances on the company's existing unsecured term notes and the decrease in the one-month LIBOR, which is the interest rate upon which the company's real estate loans are based. Interest expense is expected to increase for the remainder of fiscal 2009 due to the financing needed for the Bodet & Horst asset acquisition. Interest income was $34,000 for the first quarter of fiscal 2009 compared to $58,000 for the first quarter of fiscal 2008. This trend reflects lower cash and cash equivalent balances, which were invested in money market funds.

Other Expense - Other expense for first quarter of fiscal 2009 was $14,000 compared with $232,000 for the first quarter of fiscal 2008. This change primarily reflects fluctuations in foreign currency exchange rates for subsidiaries domiciled in China and Canada.

Income Taxes

Effective Income Tax Rate

The effective income tax rates (income taxes as a percentage of income before income taxes) for the three month periods ended August 3, 2008 and July 29, 2007 were 35.2% and 35.1%, respectively. The company's income tax expense and effective income tax rates for the three month periods ended August 3, 2008 and July 29, 2007, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be impacted over the fiscal year by the mix and timing of actual earnings from the company's U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

Deferred Income Taxes

In making the judgment about the realization of the U.S. net deferred tax assets, management has considered both negative and positive evidence, and concluded that sufficient positive evidence exists to overcome the cumulative losses experienced in recent years. Specifically, management considered the following, among other factors: nature of the company's products; history of positive earnings in the mattress fabrics segment; capital projects that have further enhanced the company's globally competitive cost structure in the mattress fabrics segment; the incremental sales volume from the purchase of certain assets from International Textile Group, Inc. (ITG) related to the mattress fabric product line of ITG's Burlington House Division, the purchase of certain assets from Bodet & Horst related to its knitted mattress fabric operation; recent restructuring actions in the U.S. upholstery fabrics business to adjust the U.S. cost structure and bring U.S. manufacturing capacity in line with demand; development of offshore manufacturing and sourcing programs to meet changing demands of upholstery fabric customers in the U.S.; and inter-company agreements with the company's China subsidiaries are expected to be in place in fiscal 2009 for various consulting services and intellectual property. Management's analysis of taxable income also included the following considerations: none of the company's net operating loss carryforwards have previously expired unused; the U.S. federal carryforward period is 20 years; and the company's current income tax loss carryforwards principally expire in 14-20 years; fiscal 2022 through 2028.

Uncertainty In Income Taxes

At August 3, 2008, the company had $5.1 million of total gross unrecognized tax benefits, of which $4.7 million represents the amount of gross unrecognized tax benefits that, if recognized would favorably affect the income tax rate in future periods. The total gross unrecognized tax benefits of $5.1 million as of August 3, 2008, are classified as income taxes payable -long-term in the accompanying consolidated balance sheets.

The company anticipates that the amount of unrecognized tax benefits will increase by approximately $550,000 by the end of the fiscal year. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

Liquidity and Capital Resources

Liquidity - The company's sources of liquidity include cash and cash equivalents, cash flow from operations, assets held for sale, and amounts available under its unsecured revolving credit lines. These sources have been adequate for day-to-day operations. The company believes its sources of liquidity continue to be adequate to meets its needs.

Cash and cash equivalents as of August 3, 2008, were $6.4 million compared with $4.9 million as of April 27, 2008. The company's cash position reflects improvement in cash flow from operations of $3.3 million for the three months ended August 3, 2008 compared with $1.1 million for the three months ended July 29, 2007. This increase in cash flow from operations reflects significant improvement in working capital management. The company's cash position also reflects cash outlays for capital expenditures of $986,000, and payments on vendor-financed capital expenditures, a capital lease obligation, and long-term debt totaling $899,000 for the three months ended August 3, 2008.

The company is taking further steps to support is liquidity, including ongoing efforts to improve working capital turnover, sell certain assets, and further reduce selling, general, and administrative expenses in its upholstery fabrics segment. Effective October 29, 2007, the company adopted a plan to sell its corporate headquarters, as the company is only utilizing one-half of the available space and with the sale can lower costs and reduce debt. The carrying value of the company's corporate headquarters is approximately $4.8 million and is recorded in assets held for sale in the Consolidated Balance Sheets. The company will use the sales proceeds will be applied against the outstanding $6.3 million mortgage balance.

The company's cash position may be adversely affected by factors beyond its control, such as weakening industry demand, delays in receipt of payment on accounts receivable, and the availability of trade credit.

Working Capital -- Accounts receivable as of August 3, 2008 decreased $3.7 million or 16% in comparison to July 29, 2007. This decrease is primarily related to the decrease in sales volume in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008. Days sales outstanding totaled 31 days at August 3, 2008 and July 29, 2007, respectively. Inventories as of August 3, 2008, decreased $7.3 million or 17% in comparison to July 29, 2007. This decrease in inventories primarily reflects lower sales volume and improved inventory management. Inventory turns for the first quarter of fiscal 2009 were
5.9 versus 5.4 for the first quarter of fiscal 2008. Operating working capital (comprised of accounts receivable and inventories, less accounts payable) was $35.5 million at August 3, 2008, down from $48.1 million at July 29, 2007. Working capital turnover was 6.0 and 5.2 at August 3, 2008 and July 29, 2007, respectively.

Financing Arrangements

Unsecured Term Notes- Bodet & Horst Acquisition

In connection with the Bodet & Horst Asset Purchase Agreement, the company entered into the 2008 Note Agreement dated August 11, 2008. The 2008 Note Agreement provides for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning three years from the date of the 2008 Note Agreement. The 2008 Note Agreement contains customary financial and other covenants as defined in the 2008 Note Agreement.

Unsecured Term Notes- Existing

The company's existing unsecured term notes have a fixed interest rate of 8.80% (payable semi-annually in March and September and subject to prepayment provisions each fiscal quarter as defined in the agreement) and are payable over an average remaining term of 1.6 years through March 2010. The principal payments are required to be paid in annual installments over the next two years as follows: March 2009 - $7.2 million; and March 2010 - $7.1 million.

In connection with the 2008 Note Agreement, the company entered into a Consent and Amendment that amends the previously existing unsecured note purchase agreements. The purpose of the Consent and Amendment is for the existing note holders to consent to the 2008 Note Agreement and to provide that certain financial covenants in favor of the existing note holders will be on the same terms as those contained in the 2008 Note Agreement.

Real Estate Loan - I

The company has a real estate loan that is secured by a lien on the company's corporate headquarters office located in High Point, NC. This term loan bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 4.96% at August 3, 2008) based on the company's debt/EBITDA ratio, as defined in the agreement and is payable in monthly installments through September 2010, with a final payment of $3.3 million in October 2010.

Real Estate Loan - II

The company has a term loan in the amount of $2.5 million in connection with the ITG asset purchase agreement. This term loan is secured by a lien on the company's corporate headquarters office located in High Point, NC and bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 5.48% at August 3, 2008) based on the company's debt/EBITDA ratio, as defined in the agreement. This agreement requires the company to pay interest monthly with the entire principal due on June 30, 2010.

Revolving Credit Agreement - United States

The company has an unsecured credit agreement that provides for a revolving loan commitment of $6.5 million, including letters of credit up to $5.5 million. This agreement expires on December 31, 2008, and bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 4.96% at August 3, 2008) based on the company's debt/EBITDA ratio, as defined in the agreement. As of August 3, 2008, there were $1.3 million in outstanding letters of credit (all of which related to workers compensation) and no borrowings outstanding under the agreement.

Revolving Credit Agreement - China

The company's China subsidiary has an unsecured revolving credit agreement with a bank in China to provide a line of credit available up to approximately $5.0 million, of which approximately $1.0 million includes letters of credit. This agreement bears interest at a rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of August 3, 2008.

Canadian Government Loan

The company has an agreement with the Canadian government for a term loan that is non-interest bearing and is payable in 48 equal monthly installments commencing December 1, 2009. The proceeds were used to partially finance capital expenditures at the company's Rayonese facility located in Quebec, Canada.

Overall

The company's loan agreements require that the company maintain compliance with certain financial ratios. At August 3, 2008, the company was in compliance with these financial covenants.

As of August 3, 2008, the principal payment requirements of long-term debt during the next five years are: Year 1 - $7.4 million; Year 2 - $10.0 million; Year 3 - $3.5 million; Year 4 - $195,000; Year 5 - $195,000; and thereafter - $65,000.

Capital Expenditures

Capital expenditures for the three months ended August 3, 2008 were approximately $2.3 million, of which $986,000 was paid in cash and approximately $1.4 million was financed through a capital lease. The capital spending of $2.3 million consisted of $2.0 million from the mattress fabrics segment and $305,000 from the upholstery fabrics segment. Depreciation expense for the three months ended August 3, 2008 was approximately $1.3 million, of which $758,000 related to the mattress fabrics segment and $500,000 related the upholstery fabrics segment.

The company currently expects total capital expenditures to be approximately $4.0 million in fiscal 2009, of which $2.6 million will be paid in cash and $1.4 million was financed through a capital lease on a project initiated prior to the end of fiscal 2008. The capital spending of $4.1 million primarily relates to the mattress fabrics segment. The company currently estimates depreciation expense to be $8.1 million for fiscal 2009, of which $4.0 million relates to the mattress fabrics segment and $4.1 million relates to the upholstery fabrics segment (which includes $2.1 million of accelerated depreciation related to leasehold improvements on facilities exited in China). The company expects the availability of funds from cash flow from operations and its revolving credit lines to fund its remaining capital needs.

The company has certain vendor financed arrangements regarding capital expenditures that bear interest with fixed interest rates ranging from 6% to 7.14%. The payment requirements for accounts payable-capital expenditures (both vendor-financed and non-vendor financed during the three years are: Year 1 - $1.0 million; Year 2 - $725,000; and Year 3 - $550,000.

In May 2008, the company entered into a capital lease to finance the construction of certain equipment related to its mattress fabrics segment. The lease agreement contains a bargain purchase option and bears interest at 8.5%. The lease agreement requires principal payments totaling $1.4 million to commence on July 1, 2008, and to be paid in quarterly installments through April 2010. This agreement is secured by equipment with a carrying value of $2.4 million. The principal payments required over the next two years are as follows:
Year 1 - $692,000; and Year 2 - $458,000.

Critical Accounting Policies and Recent Accounting Developments

Significant accounting policies adopted by the company in fiscal 2009 are as follows:

Fair Value Measurements:

The company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157") and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), on April 28, 2008. SFAS 157 (1) creates a single definition of fair value, (2) establishes a framework for measuring fair value, and (3) expands disclosure requirements about items measured at fair value. SFAS 157 applies to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements. SFAS 157 does not change existing accounting rules governing what can or what must be recognized and reported at fair value in the company's financial statements, or disclosed at fair value in the company's notes to the financial statements. Additionally, SFAS 157 does not eliminate practicability exceptions that exist in accounting pronouncements amended by SFAS 157 when measuring fair value. As a result, the company will not be required to recognize any new assets or liabilities at fair value.

Prior to SFAS 157, certain measurements of fair value were based on the price that would be paid to acquire an asset, or received to assume a liability (an entry price). SFAS 157 clarifies the definition of fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (that is, an exit price). The exit price is based on the amount that the holder of the asset or liability would receive or need to pay in an actual transaction (or in a hypothetical transaction if an actual transaction does not exist) at the measurement date. In some circumstances, the entry and exit price may be the same; however, they are conceptually different.

Fair value is generally determined based on quoted market prices in active markets for identical assets or liabilities. If quoted market prices are not available, the company uses valuation techniques that place greater reliance on observable inputs and less reliance on unobservable inputs. In measuring fair value, the company may make adjustments for risks and uncertainties, if a market participant would include such an adjustment in its pricing.

SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the company's assumptions (unobservable inputs). Determining where an asset or liability falls within that hierarchy depends on the lowest level input that is significant to the fair measurement as a whole. An adjustment to the pricing method used within either level 1 or level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The hierarchy consists of three broad levels as follows:

Level 1 - Quoted market prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than level 1 inputs that are either directly or indirectly observable, and

Level 3 - Unobservable inputs developed using the company's estimates and assumptions, which reflect those that market participants would use.

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

                                        Fair value measurements at August 3, 2008 using:
---------------------------------------------------------------------------------------------------------------
                                    Quoted prices in
                                     active markets                           Significant
                                     for identical     Significant other      unobservable
                                         assets         observable inputs        inputs
---------------------------------------------------------------------------------------------------------------

(amounts in thousands)                  Level 1             Level 2             Level 3            Total
---------------------------------------------------------------------------------------------------------------

Assets:
None                                Not applicable       Not applicable      Not applicable    Not applicable
Liabilities:
Interest Rate Swap Agreement        Not applicable             66            Not applicable          66

As shown above, the interest rate swap derivative is valued based on fair value provided by the company's bank and is classified within level 2 of the fair value hierarchy. The determination of where an asset or liability falls in the hierarchy requires significant judgment. The company evaluates its hierarchy disclosures each quarter based on various factors and it is possible that an asset or liability may be classified differently from quarter to quarter. However, the company expects that changes in classifications between different levels will be rare.

Most derivative contracts are not listed on an exchange and require the use of valuation models. Consistent with SFAS 157, the company attempts to maximize the use of observable market inputs in its models. When observable inputs are not available, the company defaults to unobservable inputs. Derivatives valued based on models with significant unobservable inputs and that are not actively traded, or trade activity is one way, are classified within level 3 of the fair value hierarchy.

Some financial statement preparers have reported difficulties in applying SFAS 157 to certain nonfinancial assets and nonfinancial liabilities, particularly those acquired in business combinations and those requiring a determination of impairment. To allow the time to consider the effects of the implementation issues that have arisen, the FASB issued FSP FAS 157-2 ("FSP 157-2") on February 12, 2008 to provide a one-year deferral of the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). As a result of FSP 157-2, the company has not yet adopted SFAS 157 for nonfinancial assets and liabilities that are valued at fair value on a non-recurring basis. FSP 157-2 is effective for the company in fiscal 2010 and the company is evaluating the impact that the application of SFAS 157 to those nonfinancial assets and liabilities will have on its financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides the company with an option to elect fair value as the initial and subsequent measurement attribute for most financial assets and liabilities and certain other items. The fair value option election is applied on an instrument-by-instrument basis (with some exceptions), is irrevocable, and is applied to an entire instrument. The election may be made as of the date of initial adoption for existing eligible items. Subsequent to initial adoption, the company may elect the fair value option at initial recognition of eligible items, on entering into an eligible firm commitment, or when certain specified reconsideration events occur. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.

Upon adoption of SFAS 159 on April 28, 2008, the company did not elect to account for any assets and liabilities under the scope of SFAS 159 at fair value.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations." SFAS No. 141 requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008. This statement is effective for the company in fiscal 2010 and is not expected to have a material effect on our consolidated financial statements to the extent we do not enter into a business acquisition subsequent to adoption.

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities, An Amendment of FASB Statement No. 133." SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", does not provide adequate information about how derivative and hedging activities affect an entity's financial position, financial performance, and cash flows. Accordingly, SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves transparency of financial reporting. SFAS No. 161 is effective for fiscal and interim periods beginning after November 15, 2008 and is effective for the company in third quarter of fiscal 2009. The adoption of the provisions of SFAS No. 161 is not expected to have a material effect on the company's financial position.

In  April  2008,   the  FASB  issued  FASB  Staff   Position  (FSP)  No.  142-3,
"Determination of the Useful Life of Intangible Assets" (FSP 142-3). The guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets", and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), "Business Combinations", and other guidance under U.S. generally accepted accounting principles (GAAP). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. This statement is effective for the company in fiscal 2010 and is not expected to have a material effect on our consolidated financial statements to the extent we do not enter into a business acquisition subsequent to adoption.

In May 2008, the FASB issued SFAS No. 162,"The Hierarchy of Generally Accepted Accounting Principles (SFAS 162)." SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity GAAP in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU section 411,"The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The adoption of SFAS 162 is not expected to have a material impact on the company's results of operations, financial condition, and equity.

Contractual Obligations

Unsecured Term Notes- Bodet & Horst Acquisition

In connection with the Bodet & Horst Asset Purchase Agreement, the company entered into the 2008 Note Agreement dated August 11, 2008. The 2008 Note Agreement provides for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning three years from the date of the 2008 Note Agreement. The 2008 Note Agreement contains customary financial and other covenants as defined in the 2008 Note Agreement.

Capital Lease Obligation

In May 2008, the company entered into a capital lease to finance the construction of certain equipment related to its mattress fabrics segment. The lease agreement contains a bargain purchase option and bears interest at 8.5%. The lease agreement requires principal payments totaling $1.4 million to commence on July 1, 2008, and to be paid in quarterly installments through April 2010. This agreement is secured by equipment with a carrying value of $2.4 million. The principal payments required over the next two years are as follows:
Year 1 - $692,000; and Year 2 - $458,000.

Inflation

The cost of certain of the company's raw materials, principally yarn from petroleum derivatives, and utility/energy costs, have continued to impact on our financial results in fiscal 2009 as oil and energy prices increased and had an impact on the company's financial results. Any significant increase in the company's raw material costs, utility/energy costs and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited the company's ability to pass significant operating cost increases on to its customers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate (LIBOR) plus an adjustable margin under the company's revolving credit agreement in the United States and its real estate term loans. As of August 3, 2008, there were $6.3 million in borrowings outstanding under the company's real estate term loans and no borrowings under the company's revolving credit agreement in the United States. In connection with the first real estate term loan, the company entered into a $2,170,000 notional principal interest rate swap agreement, which represents 50% of the principal amount on the real estate term loan, and effectively converts the floating rate LIBOR based payments to fixed payments at 4.99% plus the spread calculated under the real estate term loan agreement. The company's unsecured term notes issued in connection with the Bodet & Horst acquisition have a fixed interest rate of 8.01%, the existing unsecured term notes have a fixed interest rate of 8.80%, and the Canadian government loan is non-interest bearing. The company's revolving credit agreement associated with its China subsidiary bears interest at a rate determined by the Chinese government. There were no borrowings outstanding under this agreement at August 3, 2008. At August 3, 2008, $17.0 million of the company's total borrowings of $21.4 million are at a fixed rate or non-interest bearing. Thus, the company would not expect any foreseeable change in the interest rates to have a material effect on the company's financial results.

The company is exposed to market risk from changes in the value of foreign currencies for their subsidiaries domiciled in China and Canada. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with its foreign subsidiaries. At August 3, 2008, the company did not have any foreign currency contracts outstanding. The company's foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company's imports purchased outside the United States are denominated in U.S. dollars. A 10% change in either exchange rate at August 3, 2008, would not have a significant impact on the company's results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

The company has conducted an evaluation of the effectiveness of its disclosure controls and procedures as of August 3, 2008, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective, to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended August 3, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
---------------------------

Item 1. Legal Proceedings

There has not been any material changes with regards to our legal proceedings during the three months ended August 3, 2008. Our legal proceedings are disclosed in the company's annual report on Form 10-K filed with the Securities and Exchange Commission on July 9, 2008 for the fiscal year ended April 27, 2008.

Item 1A.  Risk Factors

In addition to the information set forth below in the quarterly report on Form 10-Q, you should carefully consider the factors discussed the factors discussed in Part 1, Item 1A "Risk Factors" in our annual report on Form 10-K filed with Securities and Exchange Commission on July 9, 2008 for the fiscal year ended April 27, 2008.

Difficulties In Integrating Our Recent Acquisition Could Negatively Affect The Profits of our Mattress Fabrics Segment

Pursuant to an asset purchase agreement among the company and Bodet & Horst dated August 11, 2008, the company purchased certain assets of their knitted mattress fabric operation (see additional disclosures on pages I-26 and I-27). We expect the asset acquisition to increase the profits of our mattress fabric segment, but our success will depend upon our ability to successfully integrate this product line into our business. These integration activities will place substantial demands on our management, operational resources, and service capabilities. If we experience customer dissatisfaction or operational problems as a result of integrating the additional business acquired, our mattress fabrics business could be negatively affected.

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

      10.1 Form of stock option agreement for options granted to executive officers on June 17, 2008 pursuant to the 2007 Equity Incentive Plan.

      10.2     Written  summary  of  Culp  Home  Fashions  Division   Management
               Incentive Plan.

      10.3    Written summary of Culp Inc. Corporate Management Incentive Plan.

      10.4 Asset Purchase Agreement among Culp Inc., Bodet & Horst USA, LP and Bodet & Horst GMBH & Co. KG, dated August 11, 2008, filed as
               Exhibit 10.1 to the company's Form 8-K dated August 11, 2008, and incorporated herein by reference.

      10.5 Note Purchase Agreement among Culp, Inc., Mutual of Omaha Insurance Company and United of Omaha Insurance Company dated August 11, 2008, filed as Exhibit 10.2 to the company's Form 8-K dated August 11, 2008, and incorporated herein by reference.

      10.6 Consent and Fifth Amendment to Note Purchase Agreement dated August 11, 2008, by and among Culp, Inc., Life Insurance Company of North America, Connecticut General Life Insurance Company, Beachside & Co., MONY Life Insurance Company, United of Omaha Life Insurance Company, Mutual of Omaha Life Insurance Company, and Prudential Retirement Insurance and Annuity Company, filed as
               Exhibit 10.3 to the company's Form 8-K dated August 11, 2008, and incorporated herein by reference.

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


CULP, INC.
(Registrant)


Date: September 10, 2008   By: /s/ Kenneth R. Bowling
                               -------------------------------------------------
                               Kenneth R. Bowling
                               Vice  President and Chief Financial Officer
                               (Authorized to sign on behalf of the registrant and also signing as principal financial officer)


                           By: /s/ Thomas B. Gallagher, Jr.
                               -------------------------------------------------
                               Thomas B. Gallagher, Jr.
                               Corporate Controller
                               (Authorized to sign on behalf of the registrant and also signing as principal accounting officer)

                                  EXHIBIT INDEX


Exhibit Number                Exhibit
--------------                -------

10.1              Form  of  stock  option   agreement  for  options  granted  to
                  executive officers on June 17, 2008 pursuant to the 2007 Equity Incentive Plan.

10.2              Written  summary  of Culp Home  Fashions  Division  Management
                  Incentive Plan.

10.3              Written summary of Culp Inc.  Corporate  Management  Incentive
                  Plan.

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