Form 10-Q
period 2008-11-02
CULP INC
filed 2008-12-12
CIK 723603

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

                 For the quarterly period ended November 2, 2008

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

Large accelerated filer [_]   Accelerated filer [X]   Non-accelerated filer [_]

                              Smaller Reporting Company [_]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). [_] YES   NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Common shares outstanding at November 2, 2008: 12,652,527
                           Par Value: $0.05 per share

                               INDEX TO FORM 10-Q
                      For the period ended November 2, 2008

                                                                           Page
                                                                          ------

                          Part I - Financial Statements
                          -----------------------------

Item 1.  Financial Statements:
-----------------------------

         Consolidated Statements of Operations -- Three and Six Months
          Ended November 2, 2008 and October 28, 2007                       I-1

         Consolidated Balance Sheets -- November 2, 2008, October 28,
          2007 and April 27, 2008                                           I-2

         Consolidated Statements of Cash Flows -- Six Months Ended
          November 2, 2008 and October 28, 2007                             I-3

         Consolidated Statements of Shareholders' Equity                    I-4

         Notes to Consolidated Financial Statements                         I-5

         Cautionary Statement Concerning Forward-Looking Information       I-28

Item 2.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
          and Results of Operations                                        I-29
          -------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        I-47
-------------------------------------------------------------------

Item 4.  Controls and Procedures                                           I-47
--------------------------------

                           Part II - Other Information
                           ---------------------------

Item 1.  Legal Proceedings                                                 II-1
--------------------------

Item 1A. Risk Factors                                                      II-1
---------------------

Item 4.  Submission of Matters To A Vote of Security Holders               II-1
------------------------------------------------------------

Item 5.  Other Information                                                 II-2
--------------------------

Item 6.  Exhibits                                                          II-2
-----------------

Signatures                                                                 II-4

Item 1.  Financial Statements


                                   CULP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 2, 2008 AND OCTOBER 28, 2007
                                   (UNAUDITED)
                (Amounts in Thousands, Except for Per Share Data)

                                                                         THREE MONTHS ENDED
                                                ---------------------------------------------------------------------

                                                         Amounts                                 Percent of Sales
                                                --------------------------                  ---------------------------
                                                November 2,   October 28,     % Over        November 2,    October 28,
                                                   2008          2007         (Under)          2008           2007
                                                ------------  ------------  ------------    ------------  -------------
Net sales                                       $    52,263        64,336       (18.8)%          100.0 %       100.0 %
Cost of sales                                        49,115        55,914       (12.2)%           94.0 %        86.9 %
                                                ------------  ------------  ------------    ------------  -------------
        Gross profit                                  3,148         8,422       (62.6)%            6.0 %        13.1 %

Selling, general and
  administrative expenses                             4,439         5,838       (24.0)%            8.5 %         9.1 %
Restructuring expense (credit)                        8,634           (84)       N.M.             16.5 %        (0.1)%
                                                ------------  ------------  ------------    ------------  -------------
        (Loss) income from operations                (9,925)        2,668        N.M.            (19.0)%         4.1 %

Interest expense                                        663           809       (18.0)%            1.3 %         1.3 %
Interest income                                         (21)          (63)      (66.7)%           (0.0)%        (0.1)%
Other (income) expense                                 (250)          463        N.M.             (0.5)%         0.7 %
                                                ------------  ------------  ------------    ------------  -------------
        (Loss) income before income taxes           (10,317)        1,459        N.M.            (19.7)%         2.3 %

Income taxes *                                       30,551           (95)       N.M.             N.M.          (6.5)%
                                                ------------  ------------  ------------    ------------  -------------
        Net (loss) income                       $   (40,868)        1,554        N.M.             N.M.           2.4 %
                                                ============  ============  ============    ------------  -------------

Net (loss) income per share, basic              $     (3.23)         0.12        N.M.
Net (loss) income per share, diluted            $     (3.23)         0.12        N.M.
Average shares outstanding, basic                    12,650        12,635         0.1 %
Average shares outstanding, diluted                  12,650        12,809        (1.2)%


                                                                          SIX MONTHS ENDED
                                                ---------------------------------------------------------------------

                                                         Amounts                                 Percent of Sales
                                                --------------------------                  ---------------------------
                                                November 2,   October 28,     % Over        November 2,   October 28,
                                                   2008          2007         (Under)          2008          2007
                                                ------------  ------------  ------------    ------------  -------------

Net sales                                       $   111,585       129,566       (13.9)%          100.0 %       100.0 %
Cost of sales                                       101,035       112,088        (9.9)%           90.5 %        86.5 %
                                                ------------  ------------  ------------    ------------  -------------
        Gross profit                                 10,550        17,478       (39.6)%            9.5 %        13.5 %

Selling, general and
  administrative expenses                             9,823        12,159       (19.2)%            8.8 %         9.4 %
Restructuring expense                                 9,036           348        N.M.              8.1 %         0.3 %
                                                ------------  ------------  ------------    ------------  -------------
        (Loss) income from operations                (8,309)        4,971        N.M.             (7.4)%         3.8 %

Interest expense                                      1,095         1,627       (32.7)%            1.0 %         1.3 %
Interest income                                         (55)         (121)      (54.5)%           (0.0)%        (0.1)%
Other (income) expense                                 (236)          695        N.M.             (0.2)%         0.5 %
                                                ------------  ------------  ------------    ------------  -------------
        (Loss) income before income taxes            (9,113)        2,770        N.M.             (8.2)%         2.1 %

Income taxes *                                       30,975           365        N.M.             N.M.          13.2 %
                                                ------------  ------------  ------------    ------------  -------------
        Net (loss) income                       $   (40,088)        2,405        N.M.             N.M.           1.9 %
                                                ============  ============  ============    ------------  -------------


Net (loss) income per share, basic              $     (3.17)         0.19        N.M.
Net (loss) income per share, diluted            $     (3.17)         0.19        N.M.
Average shares outstanding, basic                    12,649        12,609         0.3 %
Average shares outstanding, diluted                  12,649        12,776        (1.0)%


*Percent of sales column for income taxes is calculated as a % of (loss) income before income taxes.

See accompanying notes to consolidated financial statements.

                                   CULP, INC.
                           CONSOLIDATED BALANCE SHEETS
              NOVEMBER 2, 2008, OCTOBER 28, 2007 AND APRIL 27, 2008
                                    UNAUDITED
                             (Amounts in Thousands)

                                                       Amounts                    Increase
                                                -----------------------          (Decrease)
                                                November 2,  October 28,  ------------------------  * April 27,
                                                   2008         2007       Dollars       Percent       2008
                                                ----------   ----------   -----------  -----------  ---------
Current assets:
    Cash and cash equivalents                   $  8,522       16,830       (8,308)       (49.4)%      4,914
    Accounts receivable                           18,801       22,885       (4,084)       (17.8)%     27,073
    Inventories                                   36,307       41,518       (5,211)       (12.6)%     35,394
    Deferred income taxes                             --        5,376       (5,376)      (100.0)%      4,380
    Assets held for sale                           4,827          341        4,486      1,315.5 %      5,610
    Income taxes receivable                           --          491         (491)       100.0 %        438
    Other current assets                           1,100        1,271         (171)       (13.5)%      1,328
                                                ----------   ----------   -----------  -----------  ---------
              Total current assets                69,557       88,712      (19,155)       (21.6)%     79,137

Property, plant and equipment, net                26,802       37,887      (11,085)       (29.3)%     32,939
Goodwill                                          11,593        4,114        7,479        181.8 %      4,114
Deferred income taxes                                 --       25,762      (25,762)      (100.0)%     29,430
Other assets                                       2,975        2,439          536         22.0 %      2,409
                                                ----------   ----------   -----------  -----------  ---------

              Total assets                      $110,927      158,914      (47,987)       (30.2)%    148,029
                                                ==========   ==========   ===========  ===========  =========


Current liabilities:
    Current maturities of long-term debt        $  7,383       12,834       (5,451)       (42.5)%      7,375
    Current portion of obligation under
      a capital lease                                692           --          692        100.0 %         --
    Lines of credit                                   --        4,016       (4,016)      (100.0)%         --
    Accounts payable-trade                        19,192       20,341       (1,149)        (5.6)%     21,103
    Accounts payable - capital expenditures        1,020          783          237         30.3 %      1,547
    Accrued expenses                               5,259        9,040       (3,781)       (41.8)%      8,300
    Accrued restructuring costs                    1,790        2,356         (566)       (24.0)%      1,432
    Income taxes payable - current                 1,074           --        1,074        100.0 %        150
                                                ----------   ----------   -----------  -----------  ---------
              Total current liabilities           36,410       49,370      (12,960)       (26.3)%     39,907

Accounts payable - capital expenditures            1,000           --        1,000        100.0 %      1,449
Income taxes payable - long-term                     742        4,299       (3,557)       (82.7)%      4,802
Deferred income taxes                              1,185           --        1,185        100.0 %      1,464
Obligation under capital lease                       280           --          280        100.0 %         --
Long-term debt, less current maturities           24,803       22,120        2,683         12.1 %     14,048
                                                ----------   ----------   -----------  -----------  ---------

              Total liabilities                   64,420       75,789      (11,369)       (15.0)%     61,670

Shareholders' equity                              46,507       83,125      (36,618)       (44.1)%     86,359
                                                ----------   ----------   -----------  -----------  ---------

              Total liabilities and
              shareholders' equity              $110,927      158,914      (47,987)       (30.2)%    148,029
                                                ==========   ==========   ===========  ===========  =========

Shares outstanding                                12,653       12,635           18          0.1 %     12,648
                                                ==========   ==========   ===========  ===========  =========


* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

                                   CULP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED NOVEMBER 2, 2008 AND OCTOBER 28, 2007
                                   (UNAUDITED)
                             (Amounts in Thousands)

                                                                                                  SIX MONTHS ENDED
                                                                                              ------------------------

                                                                                                      Amounts
                                                                                              ------------------------
                                                                                              November 2,   October 28,
                                                                                                 2008          2007
                                                                                              -----------   ----------
Cash flows from operating activities:
     Net (loss) income                                                                         $(40,088)        2,405
     Adjustments to reconcile net (loss) income to net cash
         provided by operating activities:
             Depreciation                                                                         4,723         2,892
             Amortization of other assets                                                           208           186
             Stock-based compensation                                                               219           366
             Excess tax benefit related to stock options exercised                                   --           (21)
             Deferred income taxes                                                               33,534           266
             Restructuring expenses, net of gain on sale of related assets                        7,812            73
             Changes in assets and liabilities, net of effects of acquisition of business:
                 Accounts receivable                                                              8,272         6,625
                 Inventories                                                                        526          (888)
                 Other current assets                                                               211           553
                 Other assets                                                                        88           (31)
                 Accounts payable                                                                (3,203)       (1,687)
                 Accrued expenses                                                                (3,048)          370
                 Accrued restructuring                                                              358        (1,002)
                 Income taxes                                                                    (2,698)         (250)
                                                                                              -----------   ----------
                     Net cash provided by operating activities                                    6,914         9,857
                                                                                              -----------   ----------

Cash flows from investing activities:
     Capital expenditures                                                                        (1,333)       (3,385)
     Net cash paid for acquisition of business                                                  (11,365)           --
     Proceeds from the sale of buildings and equipment                                               --         2,045
                                                                                              -----------   ----------
                     Net cash used in investing activities                                      (12,698)       (1,340)
                                                                                              -----------   ----------

Cash flows from financing activities:
     Proceeds from lines of credit                                                                   --         1,423
     Proceeds from the issuance of long-term debt                                                11,000            --
     Payments on vendor-financed capital expenditures                                              (874)         (499)
     Payments on capital lease obligation                                                          (412)           --
     Payments on long-term debt                                                                    (237)       (3,206)
     Debt issuance costs                                                                           (106)           --
     Proceeds from common stock issued                                                               21           405
     Excess tax benefit related to stock options exercised                                           --            21
                                                                                              -----------   ----------
                     Net cash provided by (used in) financing activities                          9,392        (1,856)
                                                                                              -----------   ----------

Increase in cash and cash equivalents                                                             3,608         6,661

Cash and cash equivalents at beginning of period                                                  4,914        10,169
                                                                                              -----------   ----------

Cash and cash equivalents at end of period                                                     $  8,522        16,830
                                                                                              ===========   ==========


See accompanying notes to consolidated financial statements.

                                   CULP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    UNAUDITED
                    (Dollars in thousands, except share data)

                                                                             Capital                    Accumulated
                                                     Common Stock          Contributed    Retained         Other           Total
                                              -------------------------     in Excess     Earnings     Comprehensive  Shareholders'
                                                Shares         Amount     of Par Value   (Deficit)         Loss           Equity
                                              ----------     ----------    ----------    ----------     -----------     ----------
Balance,  April 29, 2007                      12,569,291     $      629        46,197        32,255             (4)     $   79,077
    Cumulative effect of adopting FASB
        Interpretation No. 48                         --             --            --           847             --             847
    Net income                                        --             --            --         5,385             --           5,385
    Stock-based compensation                          --             --           618            --             --             618
    Loss on cash flow hedge, net of taxes             --             --            --            --            (44)            (44)
    Excess tax benefit related to stock
       options exercised                              --             --            17            --             --              17
    Common stock issued in connection
       with stock option plans                    78,736              3           456            --             --             459
                                              ----------     ----------    ----------    ----------     -----------     ----------
Balance,  April 27, 2008                      12,648,027            632        47,288        38,487            (48)         86,359
    Net loss                                          --             --            --       (40,088)            --         (40,088)
    Stock-based compensation                          --             --           219            --             --             219
    Loss on cash flow hedge, net of taxes             --             --            --            --             (4)             (4)
    Common stock issued in connection
       with stock option plans                     4,500              1            20                                           21
                                              ----------     ----------    ----------    ----------     -----------     ----------
Balance,  November 2, 2008                    12,652,527     $      633    $   47,527    $   (1,601)    $      (52)     $   46,507
                                              ==========     ==========    ==========    ==========     ===========     ==========


See accompanying notes to consolidated financial statements.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiaries (the "company") include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. All of these adjustments are of a normal recurring nature except as disclosed in notes 3, 15, 16 and 20 to the consolidated financial statements. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company's annual report on Form 10-K filed with the Securities and Exchange Commission on July 9, 2008 for the fiscal year ended April 27, 2008.

The company's six months ended November 2, 2008 and October 28, 2007 represent 27 and 26 week periods, respectively.

2. Significant Accounting Policies

Significant accounting policies adopted by the company in fiscal 2009 are as follows:

Fair Value Measurements:

The company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157") for financial assets and liabilities and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159") on April 28, 2008. SFAS 157 (1) creates a single definition of fair value, (2) establishes a framework for measuring fair value, and (3) expands disclosure requirements about items measured at fair value. SFAS 157 applies to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements. SFAS 157 does not change existing accounting rules governing what can or what must be recognized and reported at fair value in the company's financial statements, or disclosed at fair value in the company's notes to the financial statements. Additionally, SFAS 157 does not eliminate practicability exceptions that exist in accounting pronouncements amended by SFAS 157 when measuring fair value. As a result, the company will not be required to recognize any new assets or liabilities at fair value.

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

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

                                                Fair value measurements at November 2, 2008 using:
-------------------------------------------------------------------------------------------------------------

                                   Quoted prices in
                                     active markets                           Significant
                                     for identical      Significant other     unobservable
                                         assets         observable inputs        inputs
-------------------------------------------------------------------------------------------------------------

(amounts in thousands)                  Level 1              Level 2            Level 3            Total
-------------------------------------------------------------------------------------------------------------
Assets:
None                                Not applicable       Not applicable      Not applicable    Not applicable
Liabilities:
Interest Rate Swap Agreement        Not applicable             82            Not applicable          82

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

3. Asset Acquisition - Mattress Fabric Segment

Pursuant to an Asset Purchase Agreement among the company, Bodet & Horst USA, LP and Bodet & Horst GMBH & Co. KG (collectively "Bodet & Horst") dated August 11, 2008, the company purchased certain assets and assumed certain liabilities of the knitted mattress fabric operation of Bodet & Horst, including its manufacturing operation in High Point, North Carolina. The purchase involved the equipment, inventory, and intellectual property associated with the High Point manufacturing operation, which has served as the company's primary source of knitted mattress fabric for six years. Demand for this product line has grown significantly, as knits are increasingly being utilized on mattresses at volume retail price points. The purchase price for the assets was cash in the amount of $11.4 million, which included an adjustment of $477,000 for changes in working capital as defined in the Asset Purchase Agreement, and the assumption of certain liabilities. Also, in connection with the purchase, the company entered into a six-year consulting and non-compete agreement with the principal owner of Bodet & Horst, providing for payments to the owner in the amount of $75,000 per year to be paid in quarterly installments (of which $50,000 and $25,000 will be allocated to the non-compete covenant and consulting fees, respectively) for the agreement's full six-year term.

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

In connection with the 2008 Note Agreement, the company entered into a Consent and Fifth Amendment (the "Consent and Amendment") that amends the previously existing unsecured note purchase agreements. The purpose of the Consent and Amendment was for the existing note holders to consent to the 2008 Note
Agreement and to provide that certain financial covenants in favor of the existing note holders would be on the same terms as those contained in the 2008 Note Agreement.

In connection with the asset purchase agreement, the company assumed the lease of the building where the operation is located. This lease is with a partnership owned by certain shareholders and officers of the company and their immediate families. The lease provides for monthly payments of $12,704, expires on June 30, 2010, and contains a renewal option for an additional three years. As of November 2, 2008, the minimum lease payment requirements over the next three fiscal years are: FY 2009 - $114,000; FY 2010 - $152,000; and FY 2011 - $25,000.

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed based on their fair values. The allocation of the purchase price is based on a preliminary valuation and could change when the final valuation is obtained. Differences between the preliminary valuation and the final valuation are not expected to be significant. The preliminary acquisition cost allocation is as follows:

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


--------------------------------------------------------------------------------
(dollars in thousands)                              Fair Value
--------------------------------------------------------------------------------
Inventories                                         $    1,439
Other current assets                                        17
Property, plant, and equipment                           3,000
Non-compete agreement (Note 7)                             756
Goodwill                                                 7,479
Accounts payable                                        (1,291)
--------------------------------------------------------------------------------
                                                    $   11,400
--------------------------------------------------------------------------------

Of the total consideration paid of $11,400, $11,365 and $35 was paid in fiscal 2009 and 2008, respectively.

The company recorded the non-compete agreement at its fair value based on various valuation techniques. This non-compete agreement will be amortized on a straight-line basis over the six year life of the agreement. Property, plant, and equipment will be depreciated on a straight-line basis over useful lives ranging from five to fifteen years. Goodwill is deductible for income tax purposes over the statutory period of fifteen years.

The following unaudited pro forma consolidated results of operations for the three month and six month periods ending November 2, 2008 and October 28, 2007 have been prepared as if the acquisition of Bodet & Horst had occurred at April 30, 2007.


--------------------------------------------------------------------------------
                                                     Three months ended
(dollars in thousands)                      November 2, 2008    October 28, 2007
--------------------------------------------------------------------------------
Net Sales                                     $    52,263         $    64,336

(Loss) income from operations                      (9,925)              3,571

Net (loss) income                                 (40,868)              2,026

Net (loss) income per share, basic                  (3.23)               0.16

Net (loss) income per share, diluted                (3.23)               0.16
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                                      Six months ended
(dollars in thousands)                      November 2, 2008    October 28, 2007
--------------------------------------------------------------------------------
Net Sales                                     $   111,585         $   129,566

(Loss) income from operations                      (7,365)              7,386

Net (loss) income                                 (39,852)              4,491

Net (loss) income per share, basic                  (3.15)               0.36

Net (loss) income per share, diluted                (3.15)               0.35
--------------------------------------------------------------------------------

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

4. Stock-Based Compensation

On June 17, 2008, the company granted in total to two employees 25,000 options to purchase shares of common stock at the fair market value on the date of grant. These options will vest over five years and expire ten years after the date of grant. The fair value of these option awards was estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of stock options granted to these two employees during the six-month period ended November 2, 2008, was $5.00 per share using the following assumptions:

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
--------------------------------------------------------------------------------


On October 1, 2008, the company granted in total to their board of directors 6,000 options to purchase shares of common stock at the fair market value on the date of grant. These options vest immediately and expire ten years after the date of grant. The fair value of these option awards was estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of stock options granted to the company's board of directors during the six-month period ended November 2, 2008, was $4.14 per share using the following assumptions:

                                                       Grant on October 1, 2008
--------------------------------------------------------------------------------
Risk-free interest rate                                                    3.77%
Dividend yield                                                             0.00%
Expected volatility                                                       64.12%
Expected term (in years)                                                     10
--------------------------------------------------------------------------------

The assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions, actual historical experience, and groups of employees that have similar exercise patterns that are considered separately for valuation purposes. The risk-free interest rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The company does not plan to issue any dividends, and, therefore, the yield is 0.00%. The expected volatility was derived using a term structure based on historical volatility and the volatility implied by exchange-traded options on the company's common stock. The expected term of the options is based on the contractual term of the stock option award and expected participant exercise trends.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


The company recorded $121,000 and $219,000 of compensation expense for stock options within selling, general, and administrative expense for the three-month and six-month periods ended November 2, 2008. The company recorded $226,000 and $366,000 of compensation expense for stock options within selling, general, and administrative expense for the three-month and six-month periods ended October 28, 2007. The remaining unrecognized compensation costs related to unvested awards at November 2, 2008 was $798,589 which is expected to be recognized over a weighted average period of 2.9 years. During the six-month period ended November 2, 2008, 4,500 stock options were exercised with an intrinsic value of $8,932.

5. Accounts Receivable

A summary of accounts receivable follows:

--------------------------------------------------------------------------------
(dollars in thousands)                      November 2, 2008      April 27, 2008
--------------------------------------------------------------------------------
Customers                                     $    20,662         $    28,830
Allowance for doubtful accounts                    (1,409)             (1,350)
Reserve for returns and allowances and
 discounts                                           (452)               (407)
--------------------------------------------------------------------------------
                                              $    18,801         $    27,073
--------------------------------------------------------------------------------

A summary of the activity in the allowance for doubtful accounts follows:

--------------------------------------------------------------------------------
                                                      Six months ended
(dollars in thousands)                      November 2, 2008    October 28, 2007
--------------------------------------------------------------------------------
Beginning balance                             $    (1,350)        $    (1,332)
(Provision) recovery of bad debt expense             (276)                 15
Write-offs, net of recoveries                         217                 169
--------------------------------------------------------------------------------
Ending balance                                $    (1,409)        $    (1,148)
--------------------------------------------------------------------------------

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

--------------------------------------------------------------------------------
                                                      Six months ended
(dollars in thousands)                      November 2, 2008    October 28, 2007
--------------------------------------------------------------------------------
Beginning balance                             $      (407)        $      (570)
Provision for returns and allowances
  and discounts                                    (1,001)             (1,437)
Discounts taken                                       956               1,435
--------------------------------------------------------------------------------
Ending balance                                $      (452)        $      (572)
--------------------------------------------------------------------------------

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


6. Inventories

Inventories are carried at the lower of cost or market. Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

--------------------------------------------------------------------------------
(dollars in thousands)                      November 2, 2008      April 27, 2008
--------------------------------------------------------------------------------
Raw materials                                 $     9,147         $     9,939
Work-in-process                                     1,733               1,682
Finished goods                                     25,427              23,773
--------------------------------------------------------------------------------
                                              $    36,307         $    35,394
--------------------------------------------------------------------------------

7. Other Assets

A summary of other assets follows:

--------------------------------------------------------------------------------
(dollars in thousands)                      November 2, 2008      April 27, 2008
--------------------------------------------------------------------------------
Cash surrender value - life insurance         $     1,269         $     1,269
Non-compete agreements, net                         1,370                 789
Other                                                 336                 351
--------------------------------------------------------------------------------
                                              $     2,975         $     2,409
--------------------------------------------------------------------------------

The company recorded non-compete agreements in connection with the company's asset purchase agreements with International Textile Group, Inc. ("ITG") and Bodet and Horst at their fair values based on valuation techniques. These non-compete agreements pertain to the company's mattress fabrics segment. The non-compete agreement associated with ITG is amortized on a straight line basis over the four year life of the agreement. The non-compete agreement associated with Bodet and Horst is amortized on a straight-line basis over the six year life of the agreement and requires quarterly payments of $12,500 over the life of the agreement (Note 3). As of November 2, 2008, the total remaining non-compete payments were $287,500.

At November 2, 2008 and April 27, 2008, the gross carrying amount of these non-compete agreements were $1.9 million and $1.1 million, respectively. At November 2, 2008 and April 27, 2008, accumulated amortization for these non-compete agreements were $546,000 and $359,000, respectively. Amortization expense for these non-compete agreements for the three-month and six-month periods ended November 2, 2008, was $116,000 and $187,000, respectively. Amortization expense for the ITG non-compete agreement for the three-month and six-month periods ended October 28, 2007, was $72,000 and $144,000, respectively. No amortization expense was recorded for the Bodet and Horst non-compete agreement for the three-month and six-month periods ended October
28, 2007 as the asset purchase agreement was effective August 11, 2008. The remaining amortization expense (which includes the total remaining Bodet & Horst non-compete payments of $287,500) for the next five fiscal years follows: FY 2009 - $259,000; FY 2010 - $458,000; FY 2011 - $383,000; FY 2012 - $171,000; FY
2013 - $171,000; and thereafter $216,000.

8. Accounts Payable - Capital Expenditures

The company has certain vendor financed arrangements regarding capital expenditures that bear interest with fixed interest rates ranging from 6% to 7.14%. At November 2, 2008 and April 27, 2008, the company had total amounts due regarding capital expenditures totaling $2.0 million and $3.0 million, respectively. The payment requirements of these arrangements during the next three years are: Year 1 - $1.0 million; Year 2 - $725,000; and Year 3 - $275,000.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


9. Goodwill

A summary of the change in the carrying amount of goodwill follows:

--------------------------------------------------------------------------------
                                                       Six months ended
(dollars in thousands)                      November 2, 2008    October 28, 2007
--------------------------------------------------------------------------------
Beginning balance                             $     4,114         $     4,114
Bodet & Horst acquisition                           7,479                   -
--------------------------------------------------------------------------------
Ending balance                                $    11,593         $     4,114
--------------------------------------------------------------------------------

The goodwill balance relates to the mattress fabrics segment.

10. Accrued Expenses

A summary of accrued expenses follows:

--------------------------------------------------------------------------------
(dollars in thousands)                      November 2, 2008      April 27, 2008
--------------------------------------------------------------------------------
Compensation, commissions and related
 benefits                                     $     3,088         $     5,690
Interest                                              368                 186
Accrued rebates                                       227                 241
Other                                               1,576               2,183
--------------------------------------------------------------------------------
                                              $     5,259         $     8,300
--------------------------------------------------------------------------------

11. Long-Term Debt and Lines of Credit

A summary of long-term debt and lines of credit follows:

--------------------------------------------------------------------------------
(dollars in thousands)                      November 2, 2008      April 27, 2008
--------------------------------------------------------------------------------
Unsecured term notes - existing               $    14,307         $    14,307
Unsecured term notes - Bodet & Horst               11,000                   -
Real estate loan - I                                3,719               3,828
Real estate loan - II                               2,500               2,500
Canadian government loan                              660                 788
--------------------------------------------------------------------------------
                                                   32,186              21,423
Current maturities of long-term debt               (7,383)             (7,375)
--------------------------------------------------------------------------------
   Long-term debt, less current maturities
    of long-term debt                         $    24,803         $    14,048
--------------------------------------------------------------------------------
Lines of credit                               $         -         $         -
--------------------------------------------------------------------------------
Total borrowings                              $    32,186         $    21,423
--------------------------------------------------------------------------------

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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

Unsecured Term Notes- Existing

The company's existing unsecured term notes have a fixed interest rate of 8.80% (payable semi-annually in March and September and subject to prepayment provisions each fiscal quarter as defined in the agreement) and are payable over an average remaining term of 1.3 years through March 2010. The principal payments are required to be paid in annual installments over the next two years as follows: March 2009 - $7.2 million; and March 2010 - $7.1 million.

In connection with the 2008 Note Agreement, the company entered into a Consent and Amendment that amends the previously existing unsecured note purchase agreements. The purpose of the Consent and Amendment was for the existing note holders to consent to the 2008 Note Agreement and to provide that certain financial covenants in favor of the existing note holders would be on the same terms as those contained in the 2008 Note Agreement.

Real Estate Loan - I

The company has a real estate loan that is secured by a lien on the company's corporate headquarters office located in High Point, North Carolina. This term loan bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 5.71% at November 2, 2008) based on the company's debt/EBITDA ratio, as defined in the agreement, and is payable in monthly installments through September 2010, with a final payment of $3.3 million in October 2010.

Real Estate Loan - II

The company has a term loan in the amount of $2.5 million in connection with the ITG asset purchase agreement. This term loan is secured by a lien on the company's corporate headquarters office located in High Point, North Carolina and bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 6.21% at November 2, 2008) based on the company's debt/EBITDA ratio, as defined in the agreement. This agreement requires the company to pay interest monthly with the entire principal due on June 30, 2010.

Revolving Credit Agreement - United States

The company has an unsecured credit agreement that provides for a revolving loan commitment of $6.5 million, including letters of credit up to $5.5 million. This agreement bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 5.71% at November 2, 2008) as defined in the agreement. As of November 2, 2008, there were $1.6 million in outstanding letters of credit (of which $700,000 and $925,000 related to inventory purchases and workers compensation, respectively) and no borrowings were outstanding under the agreement. The outstanding letters of credit of $700,000 that related to inventory purchases expired on November 29, 2008.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


On November 3, 2008, the company entered into a thirteenth amendment to this revolving credit agreement. This amendment extended the expiration date to December 31, 2009, amended its financial covenants as defined in the agreement, and provided for a cross default based on an "Event of Default" under the company's unsecured term note agreements (existing and Bodet & Horst).

Revolving Credit Agreement - China

The company's China subsidiary has an unsecured revolving credit agreement with a bank in China to provide a line of credit available up to approximately $5.0 million, of which approximately $1.0 million includes letters of credit. This agreement bears interest at a rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of November 2, 2008.

Canadian Government Loan

The company has an agreement with the Canadian government for a term loan that is non-interest bearing and is payable in 48 equal monthly installments commencing December 1, 2009. The proceeds were used to partially finance capital expenditures at the company's Rayonese facility located in Quebec, Canada.

Overall

The company's loan agreements require that the company maintain compliance with certain financial ratios. At November 2, 2008, the company was in compliance with these financial covenants.

As of November 2, 2008, the principal payment requirements of long-term debt during the next five years are: Year 1 - $7.4 million; Year 2 - $13.3 million; Year 3 - $2.4 million; Year 4 - $2.4 million; Year 5 - $2.4 million; and thereafter - $4.3 million.

12. Capital Lease Obligation

In May 2008, the company entered into a capital lease to finance a portion of the construction of certain equipment related to its mattress fabrics segment. The lease agreement contains a bargain purchase option and bears interest at 8.5%. The lease agreement requires principal payments totaling $1.4 million which commenced on July 1, 2008, and are being paid in quarterly installments through April 2010. This agreement is secured by equipment with a carrying value of $2.4 million. The principal payments required over the next two years are as follows: Year 1 - $692,000; and Year 2 - $280,000.

The company has recorded $1.4 million in equipment under capital leases. This balance is reflected in property, plant, and equipment in the accompanying consolidated balance sheet as of November 2, 2008. Depreciation expense for the three-month and six-month periods ending November 2, 2008 on the carrying value of $2.4 million associated with this capital lease obligation was $35,000. The equipment under this capital lease obligation was placed into service in the company's second quarter of fiscal 2009.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


13. Interest Rate Hedging

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

The company accounts for the interest rate swap as a cash flow hedge whereby the fair value of this contract is reflected in accrued expenses in the accompanying consolidated balance sheets with the offset recorded as accumulated other comprehensive loss. The fair value of the interest rate swap was approximately $82,000 and $75,000 at November 2, 2008 and April 27, 2008, respectively.

14. Cash Flow Information

Payments for interest and income taxes follows:

--------------------------------------------------------------------------------
                                                      Six months ended
(dollars in thousands)                      November 2, 2008    October 28, 2007
--------------------------------------------------------------------------------
Interest                                      $       955         $     1,631
Net income tax (refund) payments                      (53)                830
--------------------------------------------------------------------------------

The company financed $1.4 million of its capital expenditures through a capital lease for the six months ended November 2, 2008 (see note 12). The company did not finance any of its capital expenditures for the six months ended October 28, 2007. Interest costs of $42,000 for the construction of qualifying fixed assets were capitalized and are being amortized over the related assets' estimated useful lives for the six months ended November 2, 2008. No interest costs were capitalized for the six months ended October 28, 2007.

15. Restructuring and Restructuring Related Charges

The following summarizes the fiscal 2009 activity in the restructuring accrual (dollars in thousands):

--------------------------------------------------------------------------------------------------------------------------
                                                                       Employee
                                                                     Termination      Lease         Lease
                                                        Employee       Benefit     Termination   Termination
                                                       Termination    Payments      and Other     and Other     Balance
                                          Balance,       Benefit    Net of Cobra    Exit Cost     Exit Cost    November 2,
(dollars in thousands)                 April 27, 2008  Adjustments    Premiums     Adjustments    Payments        2008
--------------------------------------------------------------------------------------------------------------------------
September 2008 Upholstery fabrics (1)    $        -    $       35    $      (3)    $      437    $     (147)   $      322
December 2006 Upholstery fabrics (2)            990           763         (519)            10          (153)        1,091
Other Upholstery fabrics (3)                    442           (22)          (7)             -           (36)          377
--------------------------------------------------------------------------------------------------------------------------
Totals                                   $    1,432    $      776    $    (529)    $      447    $     (336)   $    1,790
--------------------------------------------------------------------------------------------------------------------------

     (1) On September 3, 2008, the board of directors approved changes to the upholstery fabric operations, including consolidation of facilities in China and reduction of excess manufacturing capacity. These actions were in response to the extremely challenging industry conditions for upholstery fabrics. The plant consolidations have been substantially completed as of the end of the second quarter of fiscal 2009. The restructuring accrual at November 2, 2008, represents employee termination benefits and lease termination and other exit costs of $32 and $290, respectively.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     (2) The restructuring accrual at November 2, 2008 represents employee termination benefits and lease termination and exit costs of $922 and $169, respectively. The restructuring accrual at April 27, 2008 represents employee termination benefits and lease termination and other exit costs of $679 and $311, respectively.
     (3) The restructuring accrual at November 2, 2008, represents other exit costs of $377. The restructuring accrual at April 27, 2008, represents employee termination benefits and lease termination and other exit costs $29 and $413, respectively.

The following summarizes restructuring and related charges incurred for the six-month period ending November 2, 2008 (dollars in thousands):

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Sales
                           Operating      Lease                                                        Proceeds from
                            Costs on   Termination  Write-Downs                             Employee     Equipment
                             Closed     and Other   of Buildings   Inventory  Accelerated  Termination    With No
(dollars in thousands)     Facilities  Exit Costs  and Equipment   Markdowns  Depreciation  Benefits   Carrying Value   Total
-------------------------------------------------------------------------------------------------------------------------------
September 2008 Upholstery
 fabrics (1) (4)           $       3   $     437    $   6,562     $     319   $   2,090    $      35    $       -    $   9,446
December 2006 Upholstery
 fabrics (5)                      28          10        1,250           790           -          763            -        2,841
Other  Upholstery
 fabrics (6)                       -           -            -             -           -          (22)           -          (22)
-------------------------------------------------------------------------------------------------------------------------------
Totals                     $      31   $     447    $   7,812(7)  $   1,109   $   2,090    $     776    $       -    $  12,265
-------------------------------------------------------------------------------------------------------------------------------

     (4) Of this total charge, $2.4 million and $7.0 million was recorded in cost of sales and restructuring expense in the 2009 Consolidated Statement of Net Loss. These charges relate to the Upholstery fabrics segment.
     (5) Of this total Charge, $813 was recorded in cost of sales, $4 was recorded in selling, general, and administrative expense, and $2.0 million was recorded in restructuring expense in the 2009 Consolidated Statement of Net Loss. Of this total charge, $2.4 million and $438 was recorded in the second quarter and first quarter of fiscal 2009, respectively. These charges relate to the Upholstery fabrics segment.
     (6) This $22 credit was recorded in restructuring expense in the 2009 Consolidated Statement of Net Loss. This credit relates to the Upholstery Fabrics segment.
     (7) This $7.8 million restructuring charge represents impairments of $2.2 million for fixed assets that were abandoned in connection with the consolidation of certain plant facilities in China and $795 for a reduction in the selling price of the company's corporate headquarters to $4.0 million (Note 16). This $4.0 million is recorded in assets held for sale in the 2009 consolidated balance sheet. In addition, during the course of the company's strategic review in the second quarter of fiscal 2009 of its upholstery fabrics business, the company assessed the recoverability of the carrying value of its upholstery fabric fixed assets that are being held and used in operations. This strategic review resulted in impairment losses of $4.4 million and $456 for fixed assets located in China and the U.S., respectively. These losses reflect the amounts by which the carrying values of these fixed assets exceed their estimated fair values determined by their estimated future discounted cash flow and quoted market prices.

The following summarizes restructuring and related charges for the six-month period ending October 28, 2007. (dollars in thousands):

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Sales
                        Operating      Lease                                                               Proceeds from
                         Costs on   Termination  Write-Downs                            Asset    Employee    Equipment
                          Closed     and Other   of Buildings  Inventory  Accelerated  Movement Termination   With No
(dollars in thousands)  Facilities  Exit Costs  and Equipment  Markdowns  Depreciation  Costs    Benefits  Carrying Value  Total
----------------------------------------------------------------------------------------------------------------------------------
December 2006 Upholstery
 fabrics (8)            $     741   $     417   $     388    $     404   $       -   $     127  $    (260)  $    (315)  $   1,502
Other Upholstery
 fabrics (9)                   13         129           -            -           -           -       (138)          -           4
----------------------------------------------------------------------------------------------------------------------------------
Totals                  $     754   $     546   $     388    $     404   $       -   $     127  $    (398)  $    (315)  $   1,506
----------------------------------------------------------------------------------------------------------------------------------

     (8) Of this total charge, $1.1 million was recorded in cost of sales, $51 was recorded in selling, general, and, administrative expense, and $357 was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.
     (9) Of this total charge, a charge of $13 was recorded in cost of sales and a credit of $9 was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.

Management remains committed to taking additional steps if necessary to address the low profitability of the company's upholstery fabric operations. The company could experience additional inventory markdowns, write-downs of its property, plant, and equipment, and further restructuring charges in the upholstery fabric operations if sales and profitability continue to decline and further restructuring actions become necessary.

16. Assets Held for Sale

At November 2, 2008, the company had assets held for sale with carrying values totaling $4.8 million. These assets held for sale consist of the company's corporate headquarters with a carrying value of $4.0 million, certain equipment related to its U.S. upholstery fabric operations with a carrying value of $792,000, and certain equipment related to the mattress fabrics segment totaling $35,000. The carrying value of these assets held for sale are presented in the 2009 Consolidated Balance Sheet and are no longer being depreciated.

The company has entered into a contract dated December 4, 2008, providing for the sale of its headquarters building in High Point, North Carolina for a purchase price of $4.0 million. The contract also contemplates that the company would lease the building back from the purchaser for an initial term of three years, at a rental rate of $360,240 per year, plus approximately two-thirds of the building's operating costs. The contract is subject to the purchaser's ability to obtain financing and is subject to a due diligence period extending until January 9, 2009, during which the purchaser may inspect the premises, conduct appraisals and other examinations, and during which the purchaser may terminate the contract without penalty. The transaction is also subject to approval by the company's lenders. The closing is anticipated to occur on or before January 30, 2009. The proceeds of the sale would be used by the company to pay down the bank loan that is currently secured by the building, which has a balance of approximately $6.2 million. The remaining balance of the loan would become an unsecured term loan from the same bank lender, subject to a one percent increase in the interest rate on the loan. The loan would be due in one repayment in June 2010. In connection with this disposal, the company determined that its carrying value of their corporate headquarters building was more than its fair value, less cost to sell. Consequently, the company recorded an impairment charge of $795,000 in restructuring expense in the 2009 Consolidated Statement of Loss.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


17. Net (loss) income Per Share

Basic net (loss) income per share is computed using the weighted-average number of shares outstanding during the period. Diluted net (loss) income per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock options calculated using the treasury stock method. Weighted average shares used in the computation of basic and diluted net income per share follows:

--------------------------------------------------------------------------------
                                                     Three months ended
(amounts in thousands)                      November 2, 2008    October 28, 2007
--------------------------------------------------------------------------------
Weighted average common shares outstanding,
 basic                                             12,650              12,635
Effect of dilutive stock options                        -                 174
--------------------------------------------------------------------------------
Weighted average common shares outstanding,
 diluted                                           12,650              12,809
--------------------------------------------------------------------------------

Options to purchase 303,250 and 46,000 shares of common stock were not included in the computation of diluted net (loss) income per share for the three months ended November 2, 2008 and October 28, 2007, respectively, because the exercise price of the options was greater than the average market price of the common shares. Options to purchase 4,357 shares were not included in the computation of diluted net loss per share for the three-months ended November 2, 2008, because the company incurred a net loss for this period.


--------------------------------------------------------------------------------
                                                      Six months ended
(amounts in thousands)                      November 2, 2008    October 28, 2007
--------------------------------------------------------------------------------
Weighted average common shares outstanding,
 basic                                             12,649              12,609
Effect of dilutive stock options                        -                 167
--------------------------------------------------------------------------------
Weighted average common shares outstanding,
 diluted                                           12,649              12,776
--------------------------------------------------------------------------------

Options to purchase 293,250 and 52,000 shares of common stock were not included in the computation of diluted net (loss) income per share for the six months ended November 2, 2008 and October 28, 2007, respectively, because the exercise price of the options was greater than the average market price of the common shares. Options to purchase 43,131 shares were not included in the computation of diluted net loss per share for the six-months ended November 2, 2008, because the company incurred a net loss for this period.

18. Comprehensive (Loss) Income

Comprehensive (loss) income is the total (loss) income and other changes in shareholders' equity, except those resulting from investments by shareholders and distributions to shareholders not reflected in net (loss) income.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


A summary of comprehensive (loss) income follows:

--------------------------------------------------------------------------------
                                                      Six months ended
(dollars in thousands)                      November 2, 2008    October 28, 2007
--------------------------------------------------------------------------------
Net (loss) income                             $   (40,088)        $     2,405
(Loss) gain on cash flow hedge, net of
 income taxes                                          (4)                  4
--------------------------------------------------------------------------------
Comprehensive (loss) income                   $   (40,092)        $     2,409
--------------------------------------------------------------------------------

19. Segment Information

The company's operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures and sells fabrics to bedding manufacturers. The upholstery fabrics segment manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

The company evaluates the operating performance of its segments based upon income (loss) from operations before restructuring and related charges or credits and certain unallocated corporate expenses. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and all costs related to being a public company. Segment assets include assets used in the operations of each segment and primarily consist of accounts receivable, inventories, and property, plant and equipment. The mattress fabrics segment also includes in segment assets, assets held for sale, goodwill and other non-current assets associated with the ITG and Bodet & Horst acquisitions. The upholstery fabrics segment also includes assets held for sale in segment assets.

Financial information for the company's operating segments is as follows:

--------------------------------------------------------------------------------
                                                     Three months ended
(dollars in thousands)                      November 2, 2008   October 28, 2007
--------------------------------------------------------------------------------
Net sales:
  Mattress Fabrics                            $    28,048        $    36,010
  Upholstery Fabrics                               24,215             28,326
--------------------------------------------------------------------------------
                                              $    52,263        $    64,336
--------------------------------------------------------------------------------

Gross profit:
  Mattress Fabrics                            $     5,084        $     6,038
  Upholstery Fabrics                                1,277              2,975
--------------------------------------------------------------------------------
        Total segment gross profit                  6,361              9,013
  Restructuring related charges                    (3,213)(1)           (591)(3)
--------------------------------------------------------------------------------
                                              $     3,148        $     8,422
--------------------------------------------------------------------------------

Selling, general, and administrative expenses:
  Mattress Fabrics                            $     1,833        $     2,166
  Upholstery Fabrics                                2,081              2,774
--------------------------------------------------------------------------------
        Total segment selling, general,
         and administrative expenses                3,914              4,940
  Unallocated corporate expenses                      523                873
  Restructuring related charges                         2(1)              25(3)
--------------------------------------------------------------------------------
                                              $     4,439        $     5,838
--------------------------------------------------------------------------------

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Income (loss) from operations:
  Mattress Fabrics                            $     3,251        $     3,872
  Upholstery Fabrics                                 (804)               201
--------------------------------------------------------------------------------
        Total segment income from operations        2,447              4,073
  Unallocated corporate expenses                     (523)              (873)
  Restructuring and related charges               (11,849)(2)           (532)(4)
--------------------------------------------------------------------------------
        Total (loss) income from operations        (9,925)             2,668
              Interest expense                       (663)              (809)
              Interest income                          21                 63
              Other income (expense)                  250               (463)
--------------------------------------------------------------------------------
        (Loss) income before income taxes     $   (10,317)       $     1,459
--------------------------------------------------------------------------------

(1) The $3.2 million restructuring related charge represents $2.1 million for accelerated depreciation, $1.1 million for inventory markdowns, and $15 for other operating costs associated with closed plant facilities. The $2 restructuring related charge represents other operating costs associated with closed plant facilities. These charges relate to the Upholstery Fabrics segment.

(2) The $11.8 million represents $7.8 million for write-downs of a building and equipment, $2.1 million for accelerated depreciation, $1.1 million for inventory markdowns, $460 for lease termination and other exit costs, $362 for employee termination benefits, and $17 for other operating costs associated with closed plant facilities. Of this total charge, $3.2 million, $2, and $8.6 million are included in cost of sales, selling, general, and administrative expense, and restructuring expense, respectively. These charges relate to the Upholstery Fabrics segment.

(3) The $591 restructuring related charge represents $348 for inventory markdowns and $243 for other operating costs associated with closed plant facilities. The $25 restructuring related charge represents other operating costs associated with closed plant facilities. These charges relate to the Upholstery Fabrics segment.

(4) The $532 represents $348 for inventory markdowns, $268 for other operating costs associated with closed plant facilities, $179 for lease termination costs, $73 for asset movement costs, $27 for write-downs of a building and equipment, a credit of $114 for sales proceeds received on equipment with no carrying value, and a credit of $249 for employee termination benefits. Of this total charge, $591 was recorded in cost of sales, $25 was recorded in selling, general, and administrative expense, and a credit of $84 was recorded in restructuring expense. These charges relate to the Upholstery Fabrics segment.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


--------------------------------------------------------------------------------
                                                      Six months ended
(dollars in thousands)                      November 2, 2008   October 28, 2007
--------------------------------------------------------------------------------
Net sales:
  Mattress Fabrics                            $    63,610        $    72,546
  Upholstery Fabrics                               47,975             57,020
--------------------------------------------------------------------------------
                                              $   111,585        $   129,566
--------------------------------------------------------------------------------

Gross profit:
  Mattress Fabrics                            $    11,428        $    11,843
  Upholstery Fabrics                                2,347              6,742
--------------------------------------------------------------------------------
        Total segment gross profit                 13,775             18,585
  Restructuring related charges                    (3,225)(5)         (1,107)(7)
--------------------------------------------------------------------------------
                                              $    10,550        $    17,478
--------------------------------------------------------------------------------

Selling, general, and administrative expenses:
  Mattress Fabrics                            $     3,961        $     4,208
  Upholstery Fabrics                                4,565              6,092
--------------------------------------------------------------------------------
        Total segment selling, general,
         and administrative expenses                8,526             10,300
  Unallocated corporate expenses                    1,293              1,808
  Restructuring related charges                         4(5)              51(7)
--------------------------------------------------------------------------------
                                              $     9,823        $    12,159
--------------------------------------------------------------------------------

Income (loss) from operations:
  Mattress Fabrics                            $     7,467        $     7,635
  Upholstery Fabrics                               (2,218)               650
--------------------------------------------------------------------------------
        Total segment income from operations        5,249              8,285
  Unallocated corporate expenses                   (1,293)            (1,808)
  Restructuring and related charges               (12,265)(6)         (1,506)(8)
--------------------------------------------------------------------------------
        Total (loss) income from operations        (8,309)             4,971
              Interest expense                     (1,095)            (1,627)
              Interest income                          55                121
              Other income (expense)                  236               (695)
--------------------------------------------------------------------------------
        (Loss) income before income taxes     $    (9,113)       $     2,770
--------------------------------------------------------------------------------

(5) The $3.2 million restructuring related charge represents $2.1 million for accelerated depreciation, $1.1 million for inventory markdowns, and $27 for other operating costs associated with closed plant facilities. The $4 restructuring related charge represents other operating costs associated with closed plant facilities. These charges relate to the Upholstery Fabrics segment.

(6) The $12.3 million represents $7.8 million for write-downs of a building and equipment, $2.1 million for accelerated depreciation, $1.1 million for inventory markdowns, $776 for employee termination benefits, $447 for lease termination and other exit costs, and $31 for other operating costs associated with closed plant facilities. Of this total charge, $3.2 million, $4, and $9.0 million are included in cost of sales, selling, general, and administrative expense, and restructuring expense, respectively. These charges relate to the Upholstery Fabrics segment.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(7) The $1.1 million restructuring related charge represents $703 for other operating costs associated with closed plant facilities and $404 for inventory markdowns. The $51 restructuring related charge represents other operating costs associated with closed plant facilities. These charges relate to the Upholstery Fabrics segment.

(8) The $1.5 million represents $754 for other operating costs associated with closed plant facilities, $546 for lease termination and other exit costs, $404 for inventory markdowns, $388 for write-downs of buildings and equipment, $127 for asset movement costs, a credit of $315 for sales proceeds received on equipment with no carrying value, and a credit of $398 for employee termination benefits. Of this total charge, $1.1 million $51, and $348 was recorded in cost of sales, selling, general, and administrative expense, and restructuring expense, respectively. These charges relate to the Upholstery Fabrics segment.


Balance sheet information for the company's operating segments follow:

--------------------------------------------------------------------------------
(dollars in thousands)                      November 2, 2008     April 27, 2008
--------------------------------------------------------------------------------
Segment assets:
  Mattress Fabrics
    Current assets (9)                        $    28,206        $    27,572
    Assets held for sale                               35                 35
    Non-compete agreements, net                     1,370                789
    Goodwill                                       11,593              4,114
    Property, plant and equipment (10)             25,071             21,519
--------------------------------------------------------------------------------
        Total mattress fabrics assets              66,275             54,029
--------------------------------------------------------------------------------
  Upholstery Fabrics
    Current assets (9)                             26,902             34,895
    Assets held for sale                              792                792
    Property, plant and equipment (11)              1,029             10,701
--------------------------------------------------------------------------------
        Total upholstery fabrics assets            28,723             46,388
--------------------------------------------------------------------------------
        Total segment assets                       94,998            100,417
Non-segment assets:
  Cash and cash equivalents                         8,522              4,914
  Assets held for sale                              4,000              4,783
  Income taxes receivable                               -                438
  Deferred income taxes                                 -             33,810
  Other current assets                              1,100              1,328
  Property, plant and equipment                       702                719
  Other assets                                      1,605              1,620
--------------------------------------------------------------------------------
        Total assets                          $   110,927        $   148,029
--------------------------------------------------------------------------------

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                                                      Six months ended
(dollars in thousands)                      November 2, 2008   October 28, 2007
--------------------------------------------------------------------------------
Capital expenditures (12):
  Mattress Fabrics                            $     2,271        $     1,266
  Upholstery Fabrics                                  373              1,844
--------------------------------------------------------------------------------
        Total capital expenditures            $     2,644        $     3,110
--------------------------------------------------------------------------------
Depreciation expense:
  Mattress Fabrics                            $     1,693        $     1,795
  Upholstery Fabrics                                  940              1,097
--------------------------------------------------------------------------------
        Total segment depreciation expense    $     2,633        $     2,892
--------------------------------------------------------------------------------
  Accelerated deprecation                           2,090                  -
--------------------------------------------------------------------------------
        Total depreciation expense                  4,723              2,892
--------------------------------------------------------------------------------

(9)  Current  assets  represent  accounts   receivable  and  inventory  for  the
     respective segment.

(10) The $25.1 million at November 2, 2008, represents property, plant, and equipment of $17.2 million and $7.9 million located in the U.S. and Canada, respectively. The $21.5 million at April 27, 2008, represents property, plant, and equipment of $13.1 million and $8.4 million located in the U.S and Canada, respectively.

(11) The $1.0 million at November 2, 2008, represents property, plant, and equipment located in the U.S. The $10.7 million at April 27, 2008, represents property, plant, and equipment of $9.0 million and $1.7 million located in China and the U.S., respectively.

(12) Capital   expenditure   amounts  are  stated  on  the  accrual  basis.  See
     Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

20. Income Taxes

Effective Income Tax Rate

The effective income tax rate (income taxes as a percentage of (loss) income before income taxes) for the six month periods ended November 2, 2008 and October 28, 2007 were 339.9% and 13.2%, respectively. The change in our effective income tax rate during fiscal 2009 was primarily attributable to the recording of a $31.2 million valuation allowance against our net deferred tax assets regarding our U.S. and China operations, changes in the value of the Canadian dollar in relation to the U.S. dollar, and provision for uncertain income tax positions. The company's effective income tax rate for the six month periods ended November 2, 2008 and October 28, 2007, was based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be impacted over the fiscal year by the mix and timing of actual earnings from the company's U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Deferred Income Taxes

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", we evaluate our deferred income taxes to determine if a valuation allowance is required. SFAS No. 109 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a "more likely than not" standard with significant weight being given to evidence that can be objectively verified. The significant uncertainty in current and expected demand for furniture and mattresses, along with the prevailing uncertainty in the overall economic climate, has made it very difficult to forecast both short-term and long-term financial results, and therefore, present significant negative evidence as to whether we need to record a valuation allowance against our net deferred tax assets. Based on this significant negative evidence, we have recorded a $31.2 million valuation allowance, of which, $29.0 million and $2.2 million were against the net deferred tax assets of our U.S. and China operations, respectively. The company's net deferred tax asset primarily resulted from the recording of the income tax benefit of U.S. income tax loss carryforwards over the last several years, which totals approximately $75.0 million. This non-cash charge of $31.2 million has no effect on the company's operations, loan covenant compliance, or the possible utilization of the U.S. income tax loss carryforwards in the future. If and when the company utilizes any of these U.S. income tax loss carryforwards to offset future U.S. taxable income, the income tax benefit would be recognized at that time.

The remaining net deferred tax liability of $1.2 million pertains to our operations in Canada.

Uncertainty In Income Taxes

At November 2, 2008, the company had $5.4 million of total gross unrecognized tax benefits, of which $4.9 million represents the amount of gross unrecognized tax benefits that, if recognized would favorably affect the income tax rate in future periods. Of the total gross unrecognized tax benefits of $5.4 million as of November 2, 2008, $4.6 million and $742,000 are classified in net non-current deferred income taxes and income taxes payable -long-term in the accompanying consolidated balance sheets.

The company anticipates that the amount of unrecognized tax benefits will increase by approximately $582,000 by the end of the fiscal year. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

21. Statutory Reserves

The company's subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People's Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company's registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of November 2, 2008, the company's statutory surplus reserve was $1.7 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


22. Commitments and Contingencies

The company leased a manufacturing facility in Chattanooga, Tennessee from Joseph E. Proctor d/b/a Jepco Industrial Warehouses (the "Landlord') for a term of 10 years. This lease expired on April 30, 2008. The company closed this facility approximately five years ago and has not occupied the facility except to provide supervision and security. The company continued to make its lease payments to the landlord as required by the lease. A $1.4 million lawsuit was filed by the Landlord on April 10, 2008, in the Circuit Court for Hamilton County Tennessee to collect the remainder of the rent due under the lease for the months of March and April of 2008, additional expenses to be paid by the company for March and April 2008, including utilities, insurance, property taxes, and other tenant-paid expenses that would result in the triple net rent due the Landlord, and for extensive repairs, refitting, renovation, and capital improvement items the Landlord alleges he is entitled to have the company pay for. The Landlord unilaterally took possession of the leased premises on or about March 10, 2008, even though the lease was in good standing and the company was entitled to complete possession. Consequently, the company has paid their lease payments through March 10, 2008 but the Landlord has not accepted the company's position. The company will assert the repossessory action of the Landlord as a bar to his further action under the lease to collect any items from the company. A significant portion of the Landlord's claim relates to the company's alleged liability for physical damage to the premises, to refit the premises to its original condition, and to make physical improvements or alterations to the premises. The company disputes the matters described in this litigation and intends to defend itself vigorously and consequently no reserve has been recorded.

A lawsuit was filed against the company and other defendants (Chromatex, Inc., Rossville Industries, Inc., Rossville Companies, Inc. and Rossville Investments, Inc.) on February 5, 2008 in United States District Court for the Middle District of Pennsylvania. The plaintiffs are Alan Shulman, Stanley Siegel, Ruth Cherenson as Personal Representative of Estate of Alan Cherenson, and Adrienne Rolla and M.F. Rolla as Executors of the Estate of Joseph Byrnes. The plaintiffs were partners in a general partnership that formerly owned a manufacturing plant in West Hazleton, Pennsylvania (the "Site"). Approximately two years after this general partnership sold the Site to defendants Chromatex, Inc. and Rossville Industries, Inc. the company leased and operated the Site as part of the company's Rossville/Chromatex division. The lawsuit involves court judgments that have been entered against the plaintiffs and against defendant Chromatex, Inc. requiring them to pay costs incurred by the United States Environmental Protection Agency ("USEPA") responding to environmental contamination at the Site, in amounts approximating $8.6 million. Neither USEPA nor any other governmental authority has asserted any claim against the company on account of these matters. The plaintiffs seek contribution from the company and other defendants and a declaration that the company and the other defendants are responsible for environmental response costs under environmental laws and certain agreements. The company does not believe it has any liability for the matters described in this litigation and intends to defend itself vigorously and consequently no reserve has been recorded. In addition, the company has an indemnification agreement with certain other defendants in the litigation pursuant to which the other defendants agreed to indemnify the company for any damages it incurs as a result of the environmental matters that are subject of this litigation.

In addition to the above, the company is involved in legal proceedings and claims which have arisen in the ordinary course of business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


23. Recently Issued Accounting Pronouncements

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

The FASB issued SFAS No. 160,"Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application is prohibited. SFAS No. 160 requires that accounting and reporting minority interests will be re-characterized as non-controlling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements and disclosures that clearly identify and distinguish between interests of the parent and the interests of the non-controlling owners. This statement applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for interim periods beginning in fiscal 2010 and is not expected to have a material effect on our consolidated financial statements to the extent we do not obtain a non-controlling interest in an entity subsequent to adoption.

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

                                   Culp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


In May 2008, the FASB issued SFAS No. 162,"The Hierarchy of Generally Accepted Accounting Principles (SFAS 162)." SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity GAAP in the United States (the GAAP hierarchy). SFAS 162 is effective on November 15, 2008. The adoption of SFAS 162 is not expected to have a material impact on the company's results of operations, financial condition, and equity.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-06-1,"Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,' (FSP EITF 03-6-1). FSP EITF 03-6-1 requires that unvested share-based payment awards containing non-forfeited rights to dividends be included in the computation of earnings per common share. The adoption of FSP EITF 03-6-1 is effective January 1, 2009 and restrospective application is required. This statement will be effective beginning with our third quarter of this fiscal year. We are currently determining the impact, if any, FSP EITF 03-6-1 will have on our consolidated financial statements.

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain statements that may be deemed "forward-looking statements" within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934). Such statements are inherently subject to risks and uncertainties. Further, forward looking statements are intended to speak only as of the date on which they are made. Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often but not always characterized by qualifying words such as "expect," "believe," "estimate," "plan" and "project" and their derivatives, and include but are not limited to statements about expectations for the company's future operations or success, sales, gross profit margins, operating income, SG&A or other expenses, and earnings, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions. Decreases in these economic indicators could have a negative effect on the company's business and prospects. Likewise, increases in interest rates, particularly home mortgage rates, increases in utility and energy costs, and increases in consumer debt or the general rate of inflation, could affect the company adversely. In addition, changes in consumer preferences for various categories of furniture and bedding coverings, as well as changes in costs to produce such products (including import duties and quotas or other import costs) can have a significant effect on demand for the company's products. Changes in the value of the U.S. dollar versus other currencies can affect the company's financial results because a significant portion of the company's operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make the company's products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on the company's sales of
products   produced  in  those  countries.   Further,   economic  and  political
instability in international areas could affect the company's operations or sources of goods in those areas, as well as demand for the company's products in international markets. Also, the level of success in integrating the acquisition of assets from Bodet & Horst could affect the company's ability to meet its profitability goals. Finally, unanticipated delays or costs in executing restructuring actions could cause the cumulative effect of restructuring actions to fail to meet the objectives set forth by management. Further information about these factors, as well as other factors that could affect the company's future operations or financial results and the matters discussed in forward-looking statements are included in Part II, Item 1A "Risk Factors" in this report, and in the Item 1A "Risk Factors" in the company's Form 10-K filed with the Securities and Exchange Commission on July 9, 2008 for the fiscal year ended April 27, 2008.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Results of Operations

The following analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

Overview

The company's fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The company's six months ended November 2, 2008, and October 28, 2007, represent 27 and 26 week periods, respectively. The company has operations classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment primarily manufacturers, sources and sells fabrics to bedding manufacturers. The upholstery fabrics segment sources, manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers. We believe that Culp is the largest marketer of mattress fabrics in North America, and one of the largest marketers of upholstery fabrics for furniture in North America, both measured by total sales.

The company evaluates the operating performance of its segments based upon income (loss) from operations before restructuring and related charges or credits and certain unallocated corporate expenses. Unallocated corporate expenses represent primarily compensation and benefits for certain executive officers and all costs related to being a public company. Segment assets include assets used in operations of each segment and primarily consist of accounts receivable, inventories, and property, plant, and equipment. The mattress fabrics segment also includes in segment assets, assets held for sale, goodwill and other non-current assets associated with the ITG and Bodet & Horst acquisitions. The upholstery fabrics segment also includes assets held for sale in its segment assets.

The following tables set forth the net sales, gross profit, selling, general and administrative expenses and operating income (loss) by segment for the three months and six months ended November 2, 2008, and October 28, 2007.

                                   CULP, INC.
           SALES, GROSS PROFIT AND OPERATING INCOME (LOSS) BY SEGMENT
        FOR THE THREE MONTHS ENDED NOVEMBER 2, 2008 AND OCTOBER 28, 2007

                             (Amounts in thousands)

                                                                        THREE MONTHS ENDED (UNAUDITED)
                                              ------------------------------------------------------------------------------------

                                                         Amounts                                     Percent of Total Sales
                                              -------------------------------                   --------------------------------
                                               November 2,      October 28,         % Over        November 2,        October 28,
Net Sales by Segment                              2008              2007           (Under)            2008              2007
------------------------------------------    --------------    -------------    -------------  ---------------    -------------
Mattress Fabrics                              $      28,048           36,010        (22.1)%             53.7 %            56.0 %
Upholstery Fabrics                                   24,215           28,326        (14.5)%             46.3 %            44.0 %
                                              --------------    -------------    -------------  -------------      -------------

     Net Sales                                $      52,263           64,336        (18.8)%            100.0 %           100.0 %
                                              ==============    =============    =============  =============      =============

Gross Profit by Segment                                                                                Gross Profit Margin
------------------------------------------                                                      --------------------------------

Mattress Fabrics                              $       5,084            6,038        (15.8)%             18.1 %            16.8 %
Upholstery Fabrics                                    1,277            2,975        (57.1)%              5.3 %            10.5 %
                                              --------------    -------------    -------------  -------------      -------------
     Subtotal                                         6,361            9,013        (29.4)%             12.2 %            14.0 %

Restructuring related charges                        (3,213)(1)         (591) (3)    N.M.               (6.1)%            (0.9)%
                                              --------------    -------------    -------------  -------------      -------------

     Gross Profit                             $       3,148            8,422        (62.6)%              6.0 %            13.1 %
                                              ==============    =============    =============  =============      =============

Selling, General and Administrative
  expenses by Segment                                                                                     Percent of Sales
------------------------------------------                                                      --------------------------------

Mattress Fabrics                              $       1,833            2,166        (15.4)%              6.5 %             6.0 %
Upholstery Fabrics                                    2,081            2,774        (25.0)%              8.6 %             9.8 %
Unallocated Corporate expenses                          523              873        (40.1)%              1.0 %             1.4 %
                                              --------------    -------------    -------------  -------------      -------------
     Subtotal                                         4,437            5,813        (23.7)%              8.5 %             9.0 %

Restructuring related charges                             2 (1)           25 (3)    (92.0)%              0.0 %             0.0 %
                                              --------------    -------------    -------------  -------------      -------------

    Selling, General and Administrative
      expenses                                $       4,439            5,838        (24.0)%              8.5 %             9.1 %
                                              ==============    =============    =============  =============      =============

Operating Income (loss)  by Segment                                                               Operating Income (Loss) Margin
------------------------------------------                                                      --------------------------------

Mattress Fabrics                              $       3,251            3,872        (16.0)%             11.6 %            10.8 %
Upholstery Fabrics                                     (804)             201         N.M.               (3.3)%             0.7 %
Unallocated corporate expenses                         (523)            (873)       (40.1)%             (1.0)%            (1.4)%
                                              --------------    -------------    -------------  -------------      -------------
        Subtotal                                      1,924            3,200        (39.9)%              3.7 %             5.0 %

Restructuring expense and restructuring
  related charges                                   (11,849)(2)         (532) (4)    N.M.              (22.7)%            (0.8)%
                                              --------------    -------------    -------------  -------------      -------------

       Operating (loss) income                $      (9,925)           2,668         N.M.              (19.0)%             4.1 %
                                              ==============    =============    =============  =============      =============

Depreciation by Segment
------------------------------------------

Mattress Fabrics                              $         935              898          4.1 %
Upholstery Fabrics                                      439              547        (19.7)%
                                              --------------    -------------    -------------
       Subtotal                                       1,374            1,445         (4.9)%
Accelerated depreciation                              2,090                -        100.0 %
                                              --------------    -------------    -------------
       Total Depreciation                             3,464            1,445        139.7 %
                                              ==============    =============    =============

Notes:

(1) The $3.2 million restructuring related charge represents $2.1 million for accelerated depreciation, $1.1 million for inventory markdowns, and $15 for other operating costs associated with closed plant facilities. The $2 restructuring related charge represents other operating costs associated with closed plant facilities.
(2) The $11.8 million represents $7.8 million for write-downs of a building and equipment, $2.1 million for accelerated depreciation, $1.1 million for inventory markdowns, $460 for lease termination and other exit costs, $362 for employee termination benefits, and $17 for other operating costs associated with closed plant facilities. Of this total charge, $3.2 million, $2, and $8.6 million was recorded in cost of sales, selling,general, and administrative expenses, and restructurintg expense, respectively.
(3) The $591 restructuring related charge represents $348 for inventory markdowns and $243 for other operating costs associated with closed plant facilities. The $25 restructuring related charge represents other operating costs associated with closed plant facilities.
(4) The $532 represents $348 for inventory markdowns, $268 for other operatings costs associated with closed plant facilities, $179 for lease termination and other exit costs, $73 for asset movement costs, $27 for write-downs of a building and equipment, a credit of $114 for proceeds received on equipment with no carrying value, and a credit of $249 for employee termination benefits. Of this total charge, $591 was recorded in cost of sales, $25 was recorded in selling, general, and administrative expenses, and a credit of $84 was recorded in restructuring expense.

                                   CULP, INC.
           SALES, GROSS PROFIT AND OPERATING INCOME (LOSS) BY SEGMENT
         FOR THE SIX MONTHS ENDED NOVEMBER 2, 2008 AND OCTOBER 28, 2007

                             (Amounts in thousands)

                                                                             SIX MONTHS ENDED (UNAUDITED)
                                                     -----------------------------------------------------------------------------

                                                               Amounts                                 Percent of Total Sales
                                                     -----------------------------                 -------------------------------
                                                     November 2,      October 28,      % Over        November 2,      October 28,
Net Sales by Segment                                     2008            2007          (Under)          2008             2007
--------------------------------------------------   -------------    ------------   ------------  --------------   --------------
Mattress Fabrics                                     $     63,610          72,546       (12.3)%           57.0 %          56.0 %
Upholstery Fabrics                                         47,975          57,020       (15.9)%           43.0 %          44.0 %
                                                     -------------    ------------   ------------  --------------   --------------

     Net Sales                                       $    111,585         129,566       (13.9)%          100.0 %         100.0 %
                                                     =============    ============   ============  ==============   ==============

Gross Profit by Segment                                                                                   Gross Profit Margin
--------------------------------------------------                                                 -------------------------------

Mattress Fabrics                                     $     11,428          11,843        (3.5)%           18.0 %          16.3 %
Upholstery Fabrics                                          2,347           6,742       (65.2)%            4.9 %          11.8 %
                                                     -------------    ------------   ------------  --------------   --------------
     Subtotal                                              13,775          18,585       (25.9)%           12.3 %          14.3 %

Restructuring related charges                              (3,225)(1)      (1,107)(3)   191.3 %           (2.9)%          (0.9)%
                                                     -------------    ------------   ------------  --------------   --------------

     Gross Profit                                    $     10,550          17,478       (39.6)%            9.5 %          13.5 %
                                                     =============    ============   ============  ==============   ==============

Selling, General and Administrative expenses by Segment                                                    Percent of Sales
-------------------------------------------------------                                              -------------------------------

Mattress Fabrics                                     $      3,961           4,208        (5.9)%            6.2 %           5.8 %
Upholstery Fabrics                                          4,565           6,092       (25.1)%            9.5 %          10.7 %
Unallocated Corporate expenses                              1,293           1,808       (28.5)%            1.2 %           1.4 %
                                                     -------------    ------------   ------------  --------------   --------------
     Subtotal                                               9,819          12,108       (18.9)%            8.8 %           9.3 %

Restructuring related charges                                   4 (1)          51 (3)   (92.2)%            0.0 %           0.0 %
                                                     -------------    ------------   ------------  --------------   --------------

    Selling, General and Administrative expenses     $      9,823          12,159       (19.2)%            8.8 %           9.4 %
                                                     =============    ============   ============  ==============   ==============

Operating Income (loss)  by Segment                                                                 Operating Income (Loss) Margin
--------------------------------------------------                                                 -------------------------------

Mattress Fabrics                                     $      7,467           7,635        (2.2)%           11.7 %          10.5 %
Upholstery Fabrics                                         (2,218)            650      (441.2)%           (4.6)%           1.1 %
Unallocated corporate expenses                             (1,293)         (1,808)      (28.5)%           (1.2)%          (1.4)%
                                                     -------------    ------------   ------------  --------------   --------------
        Subtotal                                            3,956           6,477       (38.9)%            3.5 %           5.0 %

Restructuring expense and restructuring
  related charges                                         (12,265)(2)      (1,506)(4)    N.M.            (11.0)%          (1.2)%
                                                     -------------    ------------   ------------  --------------   --------------

     Operating (loss) income                         $     (8,309)          4,971        N.M.             (7.4)%           3.8 %
                                                     =============    ============   ============  ==============   ==============

Depreciation by Segment
--------------------------------------------------

Mattress Fabrics                                     $      1,693           1,795        (5.7)%
Upholstery Fabrics                                            940           1,097       (14.3)%
                                                     -------------    ------------   ------------
     Subtotal                                               2,633           2,892        (9.0)%
Accelerated depreciation                                    2,090               -       100.0 %
                                                     -------------    ------------   ------------
     Total depreciation                                     4,723           2,892        63.3 %
                                                     =============    ============   ============

Notes:

(1) The $3.2 million represents restructuring related charges of $2.1 million for accelerated depreciation, $1.1 million for inventory markdowns, and $27 for other operating costs associated with closed plant facilities. The $4 represents restructuring related charges for other operating costs associated with closed plant facilities.
(2) The $12.3 million represents $7.8 million for write-downs of a building and equipment, $2.1 million for accelerated depreciation, $1.1 million for inventory markdowns, $776 for employee termination benefits, $447 for lease termination and other exit costs, and $31 for other operating costs associated with closed plant facilities. Of this total charge, $3.2 million, $4, and $9.0 million were recorded in cost of sales, selling, general, and administrative expenses, and restructuring expense, respectively.
(3) The $1.1 million represents restructuring related charges of $703 for other operating costs associated with closed plant facilities and $404 for inventory markdowns. The $51 restructuring related charge represents other operating costs associated with closed plant facilities.
(4) The $1.5 million represents $754 for other operating costs on closed plant facilities, $546 for lease termination and other exit costs, $404 for inventory markdowns, $388 for write-downs of buildings and equipment, $127 for asset movement costs, a credit of $315 for sales proceeds received on equipment with no carrying value, and a credit of $398 for employee termination benefits. Of this total charge, $1.1 million was recorded in cost of sales, $51 was recorded in selling, general, and administrative expenses, and $348 was recorded in restructuring expense.

Three and Six months ended November 2, 2008 compared with the Three and Six Months ended October 28, 2007

Overview

For the three months ended November 2, 2008, net sales decreased 19% to $52.3 million compared with $64.3 million for the second quarter of fiscal 2008. The company reported a net loss of $40.9 million, or $3.23 per diluted share, for the second quarter of fiscal 2009. The net loss of $40.9 million included a non-cash income tax charge of $31.2 million, or $0.76 per diluted share for the establishment of a valuation allowance against our net deferred tax assets regarding our U.S. and China operations. The company reported net income of $1.6 million or $0.12 per diluted share, for the second quarter of fiscal 2008. The company reported a loss before income taxes of $10.3 million, which includes restructuring and related charges of $11.8 million (of which $11.0 million and $839,000 represent non-cash and cash charges, respectively) for the second quarter of fiscal 2009. The company reported income before income taxes of $1.5 million, which includes restructuring and related charges of $532,000 (of which $158,000 and $374,000 represent cash and non-cash charges, respectively) for the second quarter of fiscal 2008.

For the six months ended November 2, 2008, net sales decreased 14% to $111.6 million compared with $129.6 million for the six months ended October 28, 2007. The company reported a net loss of $40.1 million, or $3.17 diluted share, for the six months ended November 2, 2008. The net loss of $40.1 million included a non-cash income tax charge of $31.2 million, or $0.78 per diluted share for the establishment of a valuation allowance against our net deferred tax assets regarding our U.S. and China operations. The company reported net income of $2.4 million, or $0.19 per diluted share, for the six months ended October 28, 2007. The company reported a loss before income taxes of $9.1 million, which includes restructuring and related charges of $12.3 million (of which $11.0 million and $1.3 million represent non-cash and cash charges, respectively) for the six months ended November 2, 2008. The company reported income before income taxes of $2.8 million, which includes restructuring and related charges of $1.5 million (of which $713,000 and $793,000 represent cash and non-cash charges, respectively) for the six months ended October 28, 2007.

Restructuring and Related Charges

September 2008 Upholstery Fabrics Restructuring Plan

On September 3, 2008, the board of directors approved changes to the upholstery fabric operations, including the consolidation of facilities in China and reduction of excess manufacturing capacity. Those actions were in response to the extremely challenging industry conditions for upholstery fabrics. Restructuring and related charges for this plan totaled $9.4 million, of which $6.6 million related to impairment charges on equipment, $2.1 million for accelerated depreciation, $437,000 for lease termination and other exit costs, $319,000 for inventory markdowns, $35,000 for employee termination benefits, and $3,000 for other operating costs associated with closed plant facilities. The plant closings associated with this restructuring plant were substantially completed by the end of the second quarter of fiscal 2009.

Three months ended November 2, 2008 compared with Three Months Ended October 28, 2007

During the second quarter of fiscal 2009, total restructuring and related charges were $11.8 million, of which $2.1 million related to accelerated depreciation in connection with the consolidation of plant facilities in China, $1.1 million for inventory markdowns related to further streamlining of the upholstery fabrics product line and raw material components, $460,000 for lease termination and other exit costs primarily related to the consolidation of plant facilities in China, $362,000 for employee termination benefits related to SG&A staffing reductions, and $17,000 for other operating costs associated with closed plant facilities.

The $11.8 million in restructuring and related charges also includes $7.8 million for fixed write-downs that consist of impairment charges of $2.2 million for fixed assets that were abandoned in connection with the consolidation of certain plant facilities in China and $795,000 for a reduction in selling price of the company's corporate headquarters to $4.0 million. This $4.0 million is recorded in assets held for sale in the 2009 consolidated balance sheet. In addition, during the course of the company's strategic review in the second quarter of its upholstery fabrics business, the company assessed the recoverability of the carrying value of its upholstery fabric fixed assets that were being held and used in operations. This strategic review resulted in impairment losses of $4.4 million and $456,000 for fixed assets located in China and the U.S., respectively. These losses reflect the amounts by which the carrying values of these fixed assets exceed their estimated fair values determined by their estimated future discounted cash flows and quoted market prices.

Of the total $11.8 million restructuring and related charges, $3.2 million was recorded in cost of sales, $2,000 was recorded in selling, general, and administrative expense, and $8.6 million was recorded in restructuring expense in the 2009 Consolidated Statement of Net Loss. Of the total $11.8 million restructuring and related charges, $9.4 million and $2.4 million pertained to the September 2008 Upholstery Fabrics and December 2006 Upholstery Fabrics restructuring plans.

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

Six months ended  November 2, 2008  compared  with Six Months Ended  October 28,
2007

During the six months ended November 2, 2008, total restructuring and related charges were $12.3 million, of which $7.8 million related to fixed asset impairments (see above paragraph for components of this impairment charge recorded in the second quarter of fiscal 2009), $2.1 million related to accelerated depreciation in connection with the consolidation of plant facilities in China, $1.1 million for inventory markdowns related to further streamlining of the upholstery fabrics product line and raw material components, $776,000 for employee termination benefits related to SG&A staffing reductions, $447,000 for lease termination and other exit costs primarily related to the consolidation of plant facilities in China, and $31,000 for other operating costs associated with closed plant facilities. Of the total $12.3 million restructuring and related charges, $3.2 million was recorded in cost of sales, $4,000 was recorded in selling, general, and administrative expense, and $9.0 million was recorded in restructuring expense in the 2009 Consolidated Statement of Net Loss. Of the total $12.3 million restructuring and related charges, $9.4 million and $2.9 million pertained to the September 2008 Upholstery Fabrics and December 2006 Upholstery Fabrics restructuring plans, respectively.

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

Mattress Fabrics Segment

Asset Acquisition

Pursuant to an Asset Purchase Agreement among the company, Bodet & Horst USA, LP and Bodet & Horst GMBH & Co. KG (collectively "Bodet & Horst") dated August 11, 2008, the company purchased certain assets and assumed certain liabilities of the knitted mattress fabric operation of Bodet & Horst, including its manufacturing operation in High Point, North Carolina. The purchase involved the equipment, inventory, and intellectual property associated with the High Point manufacturing operation, which has served as the company's primary source of knitted mattress fabric for six years. Demand for this product line has grown significantly, as knits are increasingly being utilized on mattresses at volume retail price points. The purchase price for the assets was cash in the amount of $11.4 million, which included an adjustment of $477,000 for changes in working capital as defined in the Asset Purchase Agreement, and the assumption of certain liabilities. Also, in connection with the purchase, the company entered into a six-year consulting and non-compete agreement with the principal owner of Bodet & Horst, providing for payments to the owner in the amount of $75,000 per year to be paid in quarterly installments (of which $50,000 and $25,000 will be allocated to the non-compete covenant and consulting fees, respectively) for the agreement's full six-year term.

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

In connection with the 2008 Note Agreement, the company entered into a Consent and Fifth Amendment (the "Consent and Amendment") that amends the previously existing unsecured note purchase agreements. The purpose of the Consent and Amendment was for the existing note holders to consent to the 2008 Note
Agreement and to provide that certain financial covenants in favor of the existing note holders would be on the same terms as those contained in the 2008 Note Agreement.

In connection with the asset purchase agreement, the company assumed the lease of the building where the operation is located. This lease is with a partnership owned by certain shareholders and officers of the company and their immediate families. The lease provides for monthly payments of $12,704, expires on June 30, 2010, and contains a renewal option for an additional three years. As of November 2, 2008, the minimum lease payment requirements over the next three fiscal years are: FY 2009 - $114,000; FY 2010 - $152,000; and FY 2011 - $25,000.

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed based on their fair values. The allocation of the purchase price is based on a preliminary valuation and could change when the final valuation is obtained. Differences between the preliminary valuation and the final valuation are not expected to be significant. The preliminary acquisition cost allocation is as follows:

--------------------------------------------------------------------------------
(dollars in thousands)                               Fair Value
--------------------------------------------------------------------------------
Inventories                                         $     1,439
Other current assets                                         17
Property, plant, and equipment                            3,000
Non-compete agreement (Note 7)                              756
Goodwill                                                  7,479
Accounts payable                                         (1,291)
--------------------------------------------------------------------------------
                                                    $    11,400
--------------------------------------------------------------------------------

Of the total consideration paid of $11,400, $11,365 and $35 was paid in fiscal 2009 and 2008, respectively.

The company recorded the non-compete agreement at its fair value based on various valuation techniques. This non-compete agreement will be amortized on a straight-line basis over the six year life of the agreement. Property, plant, and equipment will be depreciated on a straight-line basis over useful lives ranging from five to fifteen years. Goodwill is deductible for income tax purposes over the statutory period of fifteen years.

The following unaudited pro forma consolidated results of operations for the three month and six month periods ending November 2, 2008, and October 28, 2007, have been prepared as if the acquisition of Bodet & Horst had occurred at April 30, 2007.

--------------------------------------------------------------------------------
                                                     Three months ended
(dollars in thousands)                    November 2, 2008      October 28, 2007
--------------------------------------------------------------------------------
Net Sales                                  $       52,263         $      64,336

(Loss) income from operations                      (9,925)                3,571

Net (loss) income                                 (40,868)                2,026

Net (loss) income per share, basic                  (3.23)                 0.16

Net (loss) income per share, diluted                (3.23)                 0.16
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                                      Six months ended
(dollars in thousands)                    November 2, 2008      October 28, 2007
--------------------------------------------------------------------------------
Net Sales                                  $      111,585         $     129,566

(Loss) income from operations                      (7,365)                7,386

Net (loss) income                                 (39,852)                4,491

Net (loss) income per share, basic                  (3.15)                 0.36

Net (loss) income per share, diluted                (3.15)                 0.35
--------------------------------------------------------------------------------

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Net Sales -- Mattress fabrics (known as mattress ticking) net sales for the second quarter of fiscal 2009 were $28.0 million, a 22% decrease compared with $36.0 million for the second quarter of fiscal 2009. On a unit volume basis, total yards sold for the second quarter of fiscal 2009 decreased by 25% compared with the second quarter of fiscal 2008. This trend reflects the extremely weak retail environment for the mattress fabrics industry due to decreased consumer spending. For the six months ended November 2, 2008, net sales were $63.6 million, a 12% decrease compared to $72.5 million for the six months ended October 28, 2007. On a unit volume basis, total yards sold for the six months ended November 2, 2008, decreased by 15% compared to the six months ended October 28, 2007. This trend reflects the extremely weak retail environment for the mattress fabrics industry due to decreased consumer spending and the planned discontinuance of certain products from the ITG acquisition. In response to this environment, the company is carefully managing their inventories and taking the necessary steps to reduce operating costs.

The average selling price of $2.47 for the second quarter of fiscal 2009 increased 3% over the same period a year ago. The average selling price of $2.48 for the six months ended November 2, 2008 increased 3% over the same period a year ago. This trend reflects the continued shift to knitted mattress fabrics with a higher selling price.

Mattress fabric net sales represented 54% and 57% of the company's net sales for the three month and six month periods ended November 2, 2008. Mattress fabric net sales represented 56% of the company's net sales for both the three month and six month periods ended October 28, 2007.

Operating Income -- For the second quarter of fiscal 2009, the mattress fabrics segment reported operating income of $3.3 million, or 11.6% of net sales, compared to $3.9 million, or 10.8% of net sales, for the second quarter of fiscal 2008. For the six months ended November 2, 2008, the mattress fabrics segment reported operating income of $7.5 million, or 11.7% of net sales compared to $7.6 million, or 10.5% of net sales for the six months ended October 28, 2007.

Selling, general, and administrative expenses were $1.8 million, or 6.5% of net sales in the second quarter of fiscal 2009, compared with $2.2 million, or 6.0% of net sales in the second quarter of fiscal 2008. Selling, general, and administrative expenses were $3.9 million, or 6.2% of net sales for the six months ended November 2, 2008, compared with $4.2 million, or 5.8% of net sales for the six months ended October 28, 2007.

Despite the larger-than-expected decline in sales for the second quarter, operating margins in mattress fabrics increased from 11.6 % in the second quarter of fiscal 2009 compared with 10.8% in the second quarter of fiscal 2008. During fiscal 2009, we completed a $5.0 million capital project to significantly strengthen our woven fabrics manufacturing operations and provide further reactive capacity to its customers. Additionally, the expanded capacity this capital project provides should effectively position the company to pursue future growth opportunities. In addition, the recent acquisition of the knitted mattress fabrics operation of Bodet & Horst further enhances the company's strong service platform with improved supply logistics from pattern inception to fabric delivery, allowing accelerated responsiveness and greater stability. With the weaving expansion and the completion of the Bodet & Horst acquisition, the company now has a large and modern, vertically integrated manufacturing platform in all major product categories of the mattress fabrics industry.

Segment assets -- Segment assets consist of accounts receivable, inventory, assets held for sale, non-compete agreements associated with the ITG and Bodet & Horst acquisitions, goodwill, and property, plant, and equipment. As of November 2, 2008, accounts receivable and inventory totaled $28.2 million compared with $27.6 million at April 27, 2008. As of November 2, 2008, and April 27, 2008, the carrying value of assets held for sale was $35,000. We expect that the final sale and disposal of these assets will be completed within a year from the date the plan of sale was adopted.

As of November 2, 2008 and April 27, 2008, the carrying value of the non-compete agreements was $1.4 million and $789,000, respectively. As of November 2, 2008 and April 27, 2008, the carrying value of the segment's goodwill was $11.6 million and $4.1 million, respectively. The increase in the carrying value of the non-compete agreements and goodwill pertains to the Bodet & Horst acquisition.

Also as of November 2, 2008, property, plant and equipment totaled $25.1 million compared with $21.5 million at April 27, 2008. This increase reflects the completion of the $5.0 million capital project, and property, plant, and equipment purchased in connection with the Bodet & Horst acquisition. The $25.1 million at November 2, 2008, represents property, plant, and equipment of $17.2 million and $7.9 million located in the U.S. and Canada, respectively. The $21.5 million at April 27, 2008, represents property, plant, and equipment of $13.1 million and $8.4 million located in the U.S. and Canada, respectively.

Upholstery Fabrics Segment

Net Sales -- Upholstery fabric net sales (which include both fabric and cut and sewn kits) for the second quarter of fiscal 2009 was $24.2 million, a 15% decline compared with $28.3 million in the second quarter of fiscal 2008. On a unit volume basis, total yards sold (which excludes fabric used in cut and sewn kits) for the second quarter of fiscal 2009 decreased by 21% compared with the second quarter of fiscal 2008. The average selling price of $4.38 increased 3.1% for the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008. For the six months ended November 2, 2008, upholstery fabric net sales (which include both fabric and cut and sewn kits) were $48.0 million, a 16% decline compared with $57.0 million for the six months ended October 28, 2007. On a unit volume basis, total yards sold (which exclude fabric used in cut and sewn kits) for the six months ended November 2, 2008 decreased by 19% compared with the six months ended October 28, 2007. The average selling price of $4.37 increased 3% for the six months ended November 2, 2008, compared with the six months ended October 28, 2007.

Upholstery fabrics sales reflect very weak demand industry wide, as well as continued soft demand for U.S. produced upholstery fabrics, driven by consumer preference for leather and suede furniture and other imported furniture and fabrics. Net sales of upholstery fabrics produced outside the company's U.S. manufacturing operations were $18.1 million in the second quarter of fiscal 2009, an increase of 7% from $16.9 million in the second quarter of fiscal 2008. Net sales of upholstery fabrics produced outside the company's U.S. manufacturing operations were $35.5 million for the six months ended November 2, 2008, compared to $35.8 million for the six months ended October 28, 2007. Net sales of U.S. produced upholstery fabrics were $6.1 million in the second quarter of fiscal 2009, a decrease of 46% from $11.4 million in the second quarter of fiscal 2008. Net sales of U.S. produced upholstery fabrics were $12.5 million for the six months ended November 2, 2008, a decrease of 41% from $21.2 million for the six months ended October 28, 2007.

Operating Income (Loss) - The upholstery fabrics segment had an operating loss for the second quarter of fiscal 2009 of $804,000 compared with operating income of $201,000 for the second quarter of fiscal 2008. The upholstery fabrics segment had an operating loss of $2.2 million for the six months ended November 2, 2008 compared with operating income of $650,000 for the six months ended October 28, 2007. These results reflect decreased consumer demand for upholstery fabric sales (mostly for U.S. produced goods) due to the uncertain economy, depressed housing market, and credit crisis. In response to this environment, during the second quarter we initiated a profit improvement plan in the upholstery fabrics business, which now includes the following major actions:

     o Consolidated our China operations into fewer facilities and reduced excess manufacturing capacity, reducing costs by at least $2.0 million on an annualized basis. (See Restructuring and Related Charges section for further details)

     o Implemented a 30% reduction in selling, general and administrative expenses, which reduced these costs by $3.0 million on an annual basis.

     o Reduced base compensation for executive and senior management and the company's board of directors.

     o Significantly reduced the cost structure of our U.S. velvet operations located in Anderson, South Carolina

     o Implemented a modest price increase on certain upholstery fabrics; and wherever possible, obtained price concessions from suppliers on certain high volume items where we could not increase our selling prices.

Due to the company's restructuring activities and profit improvement plan noted above, selling, general and administrative expenses for second quarter of fiscal 2009 were down 25% from the second quarter of fiscal 2008 and the upholstery fabrics operating loss of $804,000 for the second quarter of fiscal 2009 was lower than the operating loss of $1.4 million reported in the first quarter of fiscal 2009.

Management remains cautiously optimistic about the company's long-term prospects in the upholstery fabrics business because of the following: a) we have been receiving significantly higher fabric placements, including cut and sewn kits;
b) a declining base of competitors due to the challenging economic  environment;
c) our China-produced products provide a higher value to the customer and have been especially popular at recent furniture markets; d) we have established a mature and scalable model in China that will allow us to capitalize on this demand when the industry recovers; and e) the above mentioned results from our profit improvement plan. While these are all favorable indicators, management remains committed to taking additional steps if necessary to address the low profitability of the company's upholstery fabric operations, regardless of prevailing economic and business conditions. The company could experience additional inventory markdowns, write-downs of its property, plant, and equipment, and further restructuring charges in the upholstery fabric operations if sales and profitability continue to decline and further restructuring actions become necessary.

Segment Assets -- Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and assets held for sale. As of November 2, 2008, accounts receivable and inventory totaled $26.9 million compared to $34.9 million at April 27, 2008. This decline reflects lower sales and improved working capital management. As of November 2, 2008, property, plant, and equipment totaled $1.0 million compared to $10.7 million at April 27, 2008. This decline reflects restructuring charges of $7.8 million and $2.1 million for fixed asset impairments and accelerated depreciation, respectively. The $1.0 million at November 2, 2008, represents property, plant, and equipment located in the U.S. The $10.7 million at April 27, 2008, represents property, plant, and equipment of $9.0 million and $1.7 million located in China and the U.S., respectively.

At November 2, 2008 and April 27, 2008, this segment had assets held for sale with a carrying value of $792,000 for certain equipment related to the company's U.S. upholstery fabric operations. We expect that the final sale and disposal of these assets will be completed within a year from the date the plan of sale was adopted.

Other Income Statement Categories

Selling, General and Administrative Expenses - Selling, general, and administrative expenses (SG&A) for the company as a whole were $4.4 million for the second quarter of fiscal 2009 compared with $5.8 million for the second quarter of fiscal 2008, a decrease of 24%. As a percent of net sales, SG&A expenses were 8.5% in the second quarter of fiscal 2009 compared with 9.1% in the second quarter of fiscal 2008. SG&A expenses for the company as a whole were $9.8 million for the six months ended November 2, 2008 compared with $12.2 million for the six months ended October 28, 2007, a decrease of 19%. As a percent of net sales, SG&A expenses were 8.8% for the six months ended November 2, 2008 compared with 9.4% for the six months ended October 28, 2007. This trend primarily reflects the company's restructuring efforts and profit improvement plan associated with its upholstery fabric operations.

Interest Expense (Income) -- Interest expense for the second quarter of fiscal 2009 was $663,000 compared to $809,000 for the second quarter of fiscal 2008. Interest expense for the six months ended November 2, 2008 was $1.1 million compared to $1.6 million for the six months ended October 28, 2007. This trend primarily reflects lower outstanding balances on our existing unsecured term notes and the decrease in the one-month LIBOR, which is the interest rate upon which our real estate loans are based. Interest expense for the second quarter of fiscal 2009 increased from $431,000 in the first quarter of fiscal 2009 due to the financing needed for the Bodet & Horst asset acquisition.

Interest income was $21,000 for the second quarter of fiscal 2009 compared to $63,000 for the second quarter of fiscal 2008. Interest income for the six months ended November 2, 2008, was $55,000 compared to $121,000 for the six months ended October 28, 2007. This trend reflects lower cash and cash equivalent balances, which were invested in money market funds.

Other (Income) Expense - Other income for the second quarter of fiscal 2009 was $250,000 compared with other expense of $463,000 for the second quarter of fiscal 2008. Other income for the six months ended November 2, 2008 was $236,000 compared with other expense of $695,000 for the six months ended October 28, 2007. This change primarily reflects fluctuations in foreign currency exchange rates for subsidiaries domiciled in China and Canada.

Income Taxes

Effective Income Tax Rate

The effective income tax rate (income taxes as a percentage of (loss) income before income taxes) for the six month periods ended November 2, 2008 and October 28, 2007 were 339.9% and 13.2%, respectively. The change in our effective income tax rate during fiscal 2009 was primarily attributable to the recording of a $31.2 million valuation allowance against our net deferred tax assets regarding our U.S. and China operations, changes in the value of the Canadian dollar in relation to the U.S. dollar, and provision for uncertain income tax positions. The company's effective income tax rate for the six month periods ended November 2, 2008 and October 28, 2007, was based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be impacted over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

Deferred Income Taxes

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", we evaluate our deferred income taxes to determine if a valuation allowance is required. SFAS No. 109 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a "more likely than not" standard with significant weight being given to evidence that can be objectively verified. The significant uncertainty in current and expected demand for furniture and mattresses, along with the prevailing uncertainty in the overall economic climate, has made it very difficult to forecast both short-term and long-term financial results, and therefore, present significant negative evidence as to whether we need to record a valuation allowance against our net deferred tax assets. Based on this significant negative evidence, we have recorded a $31.2 million valuation allowance, of which, $29.0 million and $2.2 million were against the net deferred tax assets of our U.S. and China operations, respectively. The company's net deferred tax asset primarily resulted from the recording of the income tax benefit of U.S. income tax loss carryforwards over the last several years, which totals approximately $75.0 million. This non-cash charge of $31.2 million has no effect on the company's operations, loan covenant compliance, or the possible utilization of the U.S. income tax loss carryforwards in the future. If and when the company utilizes any of these U.S. income tax loss carryforwards to offset future U.S. taxable income, the income tax benefit would be recognized at that time.

The remaining net deferred tax liability of $1.2 million pertains to our operations in Canada.

Uncertainty In Income Taxes

At November 2, 2008, the company had $5.4 million of total gross unrecognized tax benefits, of which $4.9 million represents the amount of gross unrecognized tax benefits that, if recognized would favorably affect the income tax rate in future periods. Of the total gross unrecognized tax benefits of $5.4 million as of November 2, 2008, $4.6 million and $742,000 are classified in net non-current deferred income taxes and income taxes payable -long-term in the accompanying consolidated balance sheets.

The company anticipates that the amount of unrecognized tax benefits will increase by approximately $582,000 by the end of the fiscal year. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

Liquidity and Capital Resources

Liquidity - Our sources of liquidity include cash and cash equivalents, cash flow from operations, assets held for sale, and amounts available under its unsecured revolving credit lines. These sources have been adequate for day-to-day operations. We believe our sources of liquidity continue to be adequate to meets its needs.

Cash and cash equivalents as of November 2, 2008, were $8.5 million compared with $4.9 million as of April 27, 2008. The company's cash position reflects cash flow from operations of $6.9 million for the six months ended November 2, 2008 compared with $9.9 million for the six months ended October 28, 2007. The company's cash position also reflects cash outlays for capital expenditures of $1.3 million, and payments on vendor-financed capital expenditures, a capital lease obligation, and long-term debt totaling $1.5 million for the six months ended November 2, 2008. The company also paid cash of $11.4 million for the acquisition of the knitted mattress fabrics operation of Bodet & Horst, which was financed through $11.0 million in cash proceeds from the issuance of long-term debt.

The company is taking further steps to support is liquidity, including ongoing efforts to improve working capital turnover, sell certain assets, and further reduce selling, general, and administrative expenses in its upholstery fabrics segment. In addition, the company has entered into a contract dated December 4, 2008, providing for the sale of its headquarters building in High Point, North Carolina for a purchase price of $4.0 million. The contract also contemplates that the company would lease the building back from the purchaser for an initial term of three years, at a rental rate of $360,240 per year, plus approximately two-thirds of the building's operating costs. The contract is subject to the purchaser's ability to obtain financing and is subject to a due diligence period extending until January 9, 2009, during which the purchaser may inspect the premises, conduct appraisals and other examinations, and during which the purchaser may terminate the contract without penalty. The transaction is also subject to approval by the company's lenders. The closing is anticipated to occur on or before January 30, 2009. The proceeds of the sale would be used by the company to pay down the bank loan that is currently secured by the building, which has a balance of approximately $6.2 million. The remaining balance of the loan would become an unsecured term loan from the same bank lender, subject to a one percent increase in the interest rate on the loan. The loan would be due in one repayment in June 2010. In connection with this disposal, the company determined that its carrying value of their corporate headquarters building was more than its fair value, less cost to sell. Consequently, the company recorded an impairment charge of $795,000 in restructuring expense in the 2009 Consolidated Statement of Loss.

The company's cash position may be adversely affected by factors beyond its control, such as weakening industry demand, delays in receipt of payment on accounts receivable, and the availability of trade credit.

Working Capital -- Accounts receivable as of November 2, 2008 decreased $4.1 million, or 18%, in comparison to October 28, 2007. This decrease is primarily related to the decrease in sales volume in the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008. Days sales outstanding totaled 33 and 32 days at November 2, 2008 and October 28, 2007, respectively. Inventories as of November 2, 2008, decreased $5.2 million or 13% in comparison to October 28, 2007. This decrease in inventories primarily reflects lower sales volume. Inventory turns for the second quarter of fiscal 2009 were 5.1 versus
5.4 for the second quarter of fiscal 2008. Operating working capital (comprised of accounts receivable and inventories, less accounts payable) was $33.9 million at November 2, 2008, down from $43.3 million at October 28, 2007. Working capital turnover was 6.1 and 5.4 at November 2, 2008 and October 28, 2007, respectively.

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

Unsecured Term Notes- Existing

The company's existing unsecured term notes have a fixed interest rate of 8.80% (payable semi-annually in March and September and subject to prepayment provisions each fiscal quarter as defined in the agreement) and are payable over an average remaining term of 1.3 years through March 2010. The principal payments are required to be paid in annual installments over the next two years as follows: March 2009 - $7.2 million; and March 2010 - $7.1 million.

In connection with the 2008 Note Agreement, the company entered into a Consent and Amendment that amends the previously existing unsecured note purchase agreements. The purpose of the Consent and Amendment was for the existing note holders to consent to the 2008 Note Agreement and to provide that certain financial covenants in favor of the existing note holders would be on the same terms as those contained in the 2008 Note Agreement.

Real Estate Loan - I

The company has a real estate loan that is secured by a lien on the company's corporate headquarters office located in High Point, North Carolina. This term loan bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 5.71% at November 2, 2008) based on the company's debt/EBITDA ratio, as defined in the agreement, and is payable in monthly installments through September 2010, with a final payment of $3.3 million in October 2010.

Real Estate Loan - II

The company has a term loan in the amount of $2.5 million in connection with the ITG asset purchase agreement. This term loan is secured by a lien on the company's corporate headquarters office located in High Point, North Carolina and bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 6.21% at November 2, 2008) based on the company's debt/EBITDA ratio, as defined in the agreement. This agreement requires the company to pay interest monthly with the entire principal due on June 30, 2010.

Revolving Credit Agreement - United States

The company has an unsecured credit agreement that provides for a revolving loan commitment of $6.5 million, including letters of credit up to $5.5 million. This agreement bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 5.71% at November 2, 2008) as defined in the agreement. As of November 2, 2008, there were $1.6 million in outstanding letters of credit (of which $700,000 and $925,000 related to inventory purchases and workers compensation, respectively) and no borrowings were outstanding under the agreement. The outstanding letters of credit of $700,000 that related to inventory purchases expired on November 29, 2008.

On November 3, 2008, the company entered into a thirteenth amendment to this revolving credit agreement. This amendment extended the expiration date to December 31, 2009, amended its financial covenants as defined in the agreement, and provided for a cross default based on an "Event of Default" under the company's unsecured term note agreements (existing and Bodet & Horst).

Revolving Credit Agreement - China

The company's China subsidiary has an unsecured revolving credit agreement with a bank in China to provide a line of credit available up to approximately $5.0 million, of which approximately $1.0 million includes letters of credit. This agreement bears interest at a rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of November 2, 2008.

Canadian Government Loan

The company has an agreement with the Canadian government for a term loan that is non-interest bearing and is payable in 48 equal monthly installments commencing December 1, 2009. The proceeds were used to partially finance capital expenditures at the company's Rayonese facility located in Quebec, Canada.

Overall

The company's loan agreements require that the company maintain compliance with certain financial ratios. At November 2, 2008, the company was in compliance with these financial covenants.

As of November 2, 2008, the principal payment requirements of long-term debt during the next five years are: Year 1 - $7.4 million; Year 2 - $13.3 million; Year 3 - $2.4 million; Year 4 - $2.4 million; Year 5 - $2.4 million; and thereafter - $4.3 million.

Capital Expenditures

Capital expenditures for the six months ended November 2, 2008 were approximately $2.7 million, of which $1.3 was paid in cash and approximately $1.4 million was financed through a capital lease. The capital spending of $2.7 million consisted of $2.3 million from the mattress fabrics segment and $373,000 from the upholstery fabrics segment. Depreciation expense for the six months ended November 2, 2008 was approximately $4.7 million, of which $1.7 million related to the mattress fabrics segment and $3.0 million related the upholstery fabrics segment. The $3.0 million in depreciation expense related to the upholstery fabrics segment includes $2.1 million in accelerated depreciation in connection with the consolidation of certain plant facilities located in China.

The company currently expects total capital expenditures to be approximately $3.4 million in fiscal 2009, of which $2.0 million will be paid in cash and $1.4 million was financed through a capital lease on a project initiated prior to the end of fiscal 2008. The capital spending of $3.4 million primarily relates to the mattress fabrics segment. The company currently estimates depreciation expense to be $6.9 million for fiscal 2009, of which $3.6 million relates to the mattress fabrics segment and $3.3 million relates to the upholstery fabrics segment (which includes $2.1 million in accelerated depreciation in connection with the consolidation of certain plant facilities in China). The company expects the availability of funds from cash flow from operations and its revolving credit lines to fund its remaining capital needs.

The company has certain vendor financed arrangements regarding capital expenditures that bear interest with fixed interest rates ranging from 6% to 7.14%. At November 2, 2008 and April 27, 2008, the company had total amounts due regarding capital expenditures totaling $2.0 million and $3.0 million, respectively. The payment requirements of these arrangements during the next three years are: Year 1 - $1.0 million; Year 2 - $725,000; and Year 3 - $275,000.

In May 2008, the company entered into a capital lease to finance a portion of the construction of certain equipment related to its mattress fabrics segment. The lease agreement contains a bargain purchase option and bears interest at 8.5%. The lease agreement requires principal payments totaling $1.4 million which commenced on July 1, 2008, and are being paid in quarterly installments through April 2010. This agreement is secured by equipment with a carrying value of $2.4 million. The principal payments required over the next two years are as follows: Year 1 - $692,000; and Year 2 - $280,000.

Critical Accounting Policies and Recent Accounting Developments

Significant accounting policies adopted by the company in fiscal 2009 are as follows:

Fair Value Measurements:

The company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157") for financial assets and liabilities and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159") on April 28, 2008. SFAS 157 (1) creates a single definition of fair value, (2) establishes a framework for measuring fair value, and (3) expands disclosure requirements about items measured at fair value. SFAS 157 applies to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements. SFAS 157 does not change existing accounting rules governing what can or what must be recognized and reported at fair value in the company's financial statements, or disclosed at fair value in the company's notes to the financial statements. Additionally, SFAS 157 does not eliminate practicability exceptions that exist in accounting pronouncements amended by SFAS 157 when measuring fair value. As a result, the company will not be required to recognize any new assets or liabilities at fair value.

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

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

                                                    Fair value measurements at November 2, 2008 using:
--------------------------------------------------------------------------------------------------------------------------------

                                           Quoted prices in
                                            active markets                                  Significant
                                             for identical         Significant other        unobservable
                                                assets             observable inputs           inputs
--------------------------------------------------------------------------------------------------------------------------------

(amounts in thousands)                         Level 1                  Level 2               Level 3                Total
--------------------------------------------------------------------------------------------------------------------------------
Assets:
None                                        Not applicable          Not applicable         Not applicable       Not applicable
Liabilities:
Interest Rate Swap Agreement                Not applicable                82               Not applicable             82

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

The FASB issued SFAS No. 160,"Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application is prohibited. SFAS No. 160 requires that accounting and reporting minority interests will be re-characterized as non-controlling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements and disclosures that clearly identify and distinguish between interests of the parent and the interests of the non-controlling owners. This statement applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for interim periods beginning in fiscal 2010 and is not expected to have a material effect on our consolidated financial statements to the extent we do not obtain a non-controlling interest in an entity subsequent to adoption.

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

In May 2008, the FASB issued SFAS No. 162,"The Hierarchy of Generally Accepted Accounting Principles (SFAS 162)." SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity GAAP in the United States (the GAAP hierarchy). SFAS 162 is effective on November 15, 2008. The adoption of SFAS 162 is not expected to have a material impact on the company's results of operations, financial condition, and equity.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-06-1,"Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,' (FSP EITF 03-6-1). FSP EITF 03-6-1 requires that unvested share-based payment awards containing non-forfeited rights to dividends be included in the computation of earnings per common share. The adoption of FSP EITF 03-6-1 is effective January 1, 2009 and restrospective application is required. This statement will be effective beginning with our third quarter of this fiscal year. We are currently determining the impact, if any, FSP EITF 03-6-1 will have on our consolidated financial statements.

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

Building Lease - Bodet & Horst Acquisition

In connection with the asset purchase agreement, the company assumed the lease of the building where the operation is located. This lease is with a partnership owned by certain shareholders and officers of the company and their immediate families. The lease provides for monthly payments of $12,704, expires on June 30, 2010, and contains a renewal option for an additional three years. As of November 2, 2008, the minimum lease payment requirements over the next three fiscal years are: FY 2009 - $114,000; FY 2010 - $152,000; and FY 2011 - $25,000.

Capital Lease Obligation

In May 2008, the company entered into a capital lease to finance a portion of the construction of certain equipment related to its mattress fabrics segment. The lease agreement contains a bargain purchase option and bears interest at 8.5%. The lease agreement requires principal payments totaling $1.4 million which commenced on July 1, 2008, and are being paid in quarterly installments through April 2010. This agreement is secured by equipment with a carrying value of $2.4 million. The principal payments required over the next two years are as follows: Year 1 - $692,000; and Year 2 - $280,000.

Inflation

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. The company's market risk sensitive instruments are not entered into for trading purposes. The company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate (LIBOR) plus an adjustable margin under the company's revolving credit agreement in the United States and its real estate term loans. As of November 2, 2008, there were $6.2 million in borrowings outstanding under the company's real estate term loans and no borrowings under the company's revolving credit agreement in the United States. In connection with the first real estate term loan, the company entered into a $2,170,000 notional principal interest rate swap agreement, which represents 50% of the principal amount on the real estate term loan, and effectively converts the floating rate LIBOR based payments to fixed payments at 4.99% plus the spread calculated under the real estate term loan agreement. The company's unsecured term notes issued in connection with the Bodet & Horst acquisition have a fixed interest rate of 8.01%, the existing unsecured term notes have a fixed interest rate of 8.80%, and the Canadian government loan is non-interest bearing. The company's revolving credit agreement associated with its China subsidiary bears interest at a rate determined by the Chinese government. There were no borrowings outstanding under this agreement at November 2, 2008. At November 2, 2008, $27.8 million of the company's total borrowings of $32.2 million are at a fixed rate or non-interest bearing. Thus, the company would not expect any foreseeable change in the interest rates to have a material effect on the company's financial results.

The company is exposed to market risk from changes in the value of foreign currencies for their subsidiaries domiciled in China and Canada. The company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks associated with its foreign subsidiaries. At
November 2, 2008, the company did not have any foreign currency contracts outstanding. The company's foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company's imports purchased outside the United States are denominated in U.S. dollars. A 10% change in either exchange rate at November 2, 2008, would not have a significant impact on the company's results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

The company has conducted an evaluation of the effectiveness of its disclosure controls and procedures as of November 2, 2008, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended November 2, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
---------------------------

Item 1. Legal Proceedings

There has not been any material changes with regards to our legal proceedings during the six months ended November 2, 2008. Our legal proceedings are disclosed in the company's annual report on Form 10-K filed with the Securities and Exchange Commission on July 9, 2008 for the fiscal year ended April 27, 2008.

Item 1A.  Risk Factors

In addition to the information set forth below in this quarterly report on Form 10-Q, you should carefully consider the factors discussed the factors discussed in Part 1, Item 1A "Risk Factors" in our annual report on Form 10-K filed with Securities and Exchange Commission on July 9, 2008 for the fiscal year ended April 27, 2008.

The company's market capitalization and shareholders equity have fallen below the level required for continued listing on the New York Stock Exchange.

Our common stock is currently traded on the New York Stock Exchange (NYSE). Under the NYSE's current listing standards, we are required to have market capitalization or shareholders equity of more than $75 million to maintain compliance with continued listing standards. The company's market capitalization and shareholders equity are both now below $75 million. As a result, the company will be listed as "below compliance" with NYSE listing standards, and we must submit a plan regarding our ability to return to compliance with these standards. Regardless of this plan, if our average market capitalization over a 30 trading-day period is below $25 million, the NYSE is expected to start immediate delisting procedures. If the company is not able to return to and maintain compliance with the NYSE standards, our stock will be delisted from trading on the NYSE, resulting in the need to find another market on which our stock can be listed or causing our stock to cease to be traded on an active market, which could result in a reduction in the liquidity for our stock and a reduction in demand for our stock.

Difficulties In Integrating Our Recent Acquisition Could Negatively Affect The Profits of our Mattress Fabrics Segment

Pursuant to an asset purchase agreement among the company and Bodet & Horst dated August 11, 2008, the company purchased certain assets of their knitted mattress fabric operations. Our success will depend upon our ability to successfully integrate this product line into our business. These integration activities will place substantial demands on our management, operational resources, and service capabilities. If we experience customer dissatisfaction or operational problems as a result of integrating the additional business acquired, our mattress fabrics business could be negatively affected.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the company was held in High Point, North Carolina on September 23, 2008. Of the 12,648,027 shares of common stock outstanding on the record date of July 17, 2008, 11,789,549 shares of common stock were present in person or by proxy.

At the Annual Meeting, shareholders voted on:

Proposal 1

Election of Directors

Director Nominee               For                  Withheld
----------------               ---                  --------

Kenneth R. Larson              11,595,724           193,825

Kenneth W. McAllister          11,595,241           194,308

Franklin N. Saxon              11,438,424           351,125

Proposal 2

Ratify the appointment of Grant Thornton LLP as the company's independent auditors for fiscal 2009

For               11,782,840

Against                5,023

Abstain                1,686


Item 5. Other Information.


On December 11, 2008, the New York Stock Exchange ("NYSE") provided formal notice to the company that it is not in compliance with the NYSE's continued listing standards because over a consecutive 30 trading-day period the company's average market capitalization was less than $75 million,($32.8 million as of December 11, 2008), and its most recently reported shareholders' equity was below $75 million ($46,507,000 as of November 2, 2008, the most recently reported date). Under applicable NYSE procedures, unless the NYSE determines otherwise, the company has 45 days from the date of its receipt of the notice to submit a plan to the NYSE to demonstrate its ability to achieve compliance with the continued listing standards within 18 months. The company intends to submit a plan to demonstrate compliance with the listing standards within the required time frame. If the plan is accepted, the NYSE will monitor the company on a quarterly basis and can deem the plan period over prior to the end of the 18 months if a company is able to demonstrate returning to compliance with the applicable continued listing standards (which would mean the company would have to either increase its shareholders' equity to $75 million or demonstrate market capitalization of at least $75 million), or achieving the ability to qualify under an original listing standard, for a period of two consecutive quarters. Regardless of this plan, if the company's average market capitalization over a 30 trading-day period falls below $25 million, the NYSE is expected to start immediate delisting procedures. Beginning on or about December 18, 2008, the NYSE will make available on its consolidated tape an indicator, ".BC," to indicate that the company is below the NYSE's quantitative listing standards. The indicator will be removed at such time as the company is deemed compliant with the NYSE's continued listing standards.


Item 6.  Exhibits

     The following exhibits are filed as part of this report.

       3(i) Articles of Incorporation of the company, as amended, were filed as Exhibit 3(i) to the company's Form 10-Q for the quarter ended July 28, 2002, filed September 11, 2002, and are incorporated herein by reference.

       3 (ii)       Restated  and  Amended  Bylaws of the  company,  as  amended
                    November 12, 2007, were filed as Exhibit 3.1 to the company's Form 8-K dated November 12, 2007, and incorporated herein by reference.

       10.1 Asset Purchase Agreement among Culp Inc., Bodet & Horst USA, LP and Bodet & Horst GMBH & Co. KG, dated August 11, 2008, filed as Exhibit 10.1 to the company's Form 8-K dated August 11, 2008, and incorporated herein by reference.

       10.2 Note Purchase Agreement among Culp, Inc., Mutual of Omaha Insurance Company and United of Omaha Insurance Company dated August 11, 2008, filed as Exhibit 10.2 to the company's Form 8-K dated August 11, 2008, and incorporated herein by reference.

       10.3 Consent and Fifth Amendment to Note Purchase Agreement dated August 11, 2008, by and among Culp, Inc., Life Insurance Company of North America, Connecticut General Life Insurance Company, Beachside & Co., MONY Life Insurance Company, United of Omaha Life Insurance Company, Mutual of Omaha Life Insurance Company, and Prudential Retirement Insurance and Annuity Company, filed as Exhibit 10.3 to the company's Form 8-K dated August 11, 2008, and incorporated herein by reference.

       10.4 Thirteenth Amendment to Amended and Restated Credit Agreement dated as of November 3, 2008 among Culp, Inc. and Wachovia Bank, National Association as Agent and as Bank, filed as Exhibit 10.1 to the company's Form 8-K dated November 6, 2008, and incorporated herein by reference.

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


CULP, INC.
(Registrant)


Date: December 12, 2008    By: /s/ Kenneth R. Bowling
                               -------------------------------------------------
                               Kenneth R. Bowling
                               Vice President and Chief Financial Officer
                               (Authorized to sign on behalf of the registrant and also signing as principal financial officer)


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