Form 10-Q
period 2009-02-01
CULP INC
filed 2009-03-13
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 1, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.      ☒   YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one);

Large accelerated filer  ☐                                         Accelerated filer ☒                                       Non-accelerated filer  ☐

Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         ☐ YES    ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding at February 1, 2009:  12,767,527
Par Value: $0.05 per share

INDEX TO FORM 10-Q
For the period ended February 1, 2009

Item 1. Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 1, 2009 AND JANUARY 27, 2008
(UNAUDITED)
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED

	Amounts			Percent of Sales
	February 1,	January 27,	% Over	February 1,	January 27,
	2009	2008	(Under)	2009	2008

Net sales	$44,592	$60,482	(26.3)%	100.0%	100.0%
Cost of sales	38,843	53,706	(27.7)%	87.1%	88.8%
Gross profit	5,749	6,776	(15.2)%	12.9%	11.2%

Selling, general and
administrative expenses	4,676	5,117	(8.6)%	10.5%	8.5%
Restructuring expense	402	412	(2.4)%	0.9%	0.7%
Income from operations	671	1,247	(46.2)%	1.5%	2.1%

Interest expense	646	753	(14.2)%	1.4%	1.2%
Interest income	(20)	(77)	(74.0)%	(0.0)%	(0.1)%
Other expense (income)	28	(72)	138.9%	0.1%	(0.1)%
Income before income taxes	17	643	(97.4)%	0.0%	1.1%

Income taxes *	467	(260)	N.M.	N.M.	(40.4)%
Net (loss) income	$(450)	$903	N.M.	(1.0)%	1.5%

Net (loss) income per share, basic	$(0.04)	$0.07	N.M.
Net (loss) income per share, diluted	(0.04)	0.07	N.M.
Average shares outstanding, basic	12,653	12,635	0.1%
Average shares outstanding, diluted	12,653	12,738	(0.7)%

	NINE MONTHS ENDED

	Amounts			Percent of Sales
	February 1,	January 27,	% Over	February 1,	January 27,
	2009	2008	(Under)	2009	2008

Net sales	$156,176	$190,048	(17.8)%	100.0%	100.0%
Cost of sales	139,879	165,794	(15.6)%	89.6%	87.2%
Gross profit	16,297	24,254	(32.8)%	10.4%	12.8%

Selling, general and
administrative expenses	14,498	17,275	(16.1)%	9.3%	9.1%
Restructuring expense	9,438	759	N.M.	6.0%	0.4%
(Loss) income from operations	(7,639)	6,220	N.M.	(4.9)%	3.3%

Interest expense	1,739	2,380	(26.9)%	1.1%	1.3%
Interest income	(75)	(197)	(61.9)%	(0.0)%	(0.1)%
Other (income) expense	(207)	625	N.M.	(0.1)%	0.3%
(Loss) income before income taxes	(9,096)	3,412	N.M.	(5.8)%	1.8%

Income taxes *	31,442	105	N.M.	N.M.	3.1%
Net (loss) income	$(40,538)	$3,307	N.M.	(26.0)%	1.7%

Net (loss) income per share, basic	$(3.20)	$0.26	N.M.
Net (loss) income per share, diluted	(3.20)	0.26	N.M.
Average shares outstanding, basic	12,650	12,617	0.3%
Average shares outstanding, diluted	12,650	12,770	(0.9)%

*Percent of sales column for income taxes is calculated as a % of (loss) income before income taxes.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
FEBRUARY 1, 2009, JANUARY 27, 2008 AND APRIL 27, 2008
(UNAUDITED)
(Amounts in Thousands)

	Amounts		Increase
	February 1,	January 27,	(Decrease)		* April 27,
	2009	2008	Dollars	Percent	2008

Current assets:
Cash and cash equivalents	$15,809	$15,500	309	2.0%	$4,914
Accounts receivable, net	14,219	23,370	(9,151)	(39.2)%	27,073
Inventories	25,376	37,923	(12,547)	(33.1)%	35,394
Deferred income taxes	-	5,376	(5,376)	(100.0)%	4,380
Assets held for sale	1,681	4,972	(3,291)	(66.2)%	5,610
Income taxes receivable	-	423	(423)	(100.0)%	438
Other current assets	1,493	995	498	50.1%	1,328
Total current assets	58,578	88,559	(29,981)	(33.9)%	79,137

Property, plant and equipment, net	24,763	32,218	(7,455)	(23.1)%	32,939
Goodwill	11,593	4,114	7,479	181.8%	4,114
Deferred income taxes	-	25,993	(25,993)	(100.0)%	29,430
Other assets	2,922	2,442	480	19.7%	2,409

Total assets	$97,856	$153,326	(55,470)	(36.2)%	$148,029

Current liabilities:
Current maturities of long-term debt	$7,180	$8,569	(1,389)	(16.2)%	$7,375
Current portion of obligation under a capital lease	692	-	692	100.0%	-
Lines of credit	-	2,783	(2,783)	(100.0)%	-
Accounts payable - trade	10,947	18,312	(7,365)	(40.2)%	21,103
Accounts payable - capital expenditures	725	724	1	0.1%	1,547
Accrued expenses	5,592	10,422	(4,830)	(46.3)%	8,300
Accrued restructuring	1,215	1,875	(660)	(35.2)%	1,432
Income taxes payable - current	1,469	-	1,469	100.0%	150
Total current liabilities	27,820	42,685	(14,865)	(34.8)%	39,907

Accounts payable - capital expenditures	912	-	912	100.0%	1,449
Income taxes payable - long-term	747	4,497	(3,750)	(83.4)%	4,802
Deferred income taxes	1,213	-	1,213	100.0%	1,464
Obligation under capital lease	107	-	107	100.0%	-
Long-term debt, less current maturities	20,933	22,026	(1,093)	(5.0)%	14,048

Total liabilities	51,732	69,208	(17,476)	(25.3)%	61,670

Commitments and Contingencies (Notes 8,11,12,13 and 22)

Shareholders' equity	46,124	84,118	(37,994)	(45.2)%	86,359

Total liabilities and
shareholders' equity	$97,856	$153,326	(55,470)	(36.2)%	$148,029

Shares outstanding	12,768	12,635	133	1.1%	12,648

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 1, 2009 AND JANUARY 27, 2008
(UNAUDITED)
(Amounts in Thousands)

	NINE MONTHS ENDED

	Amounts
	February 1,	January 27,
	2009	2008

Cash flows from operating activities:
Net (loss) income	$(40,538)	3,307
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	5,756	4,264
Amortization of other assets	350	280
Stock-based compensation	306	520
Excess tax benefit related to stock options exercised	-	(21)
Deferred income taxes	33,573	73
(Gain) loss on sale of equipment	(51)	256
Restructuring expenses, net of gain on sale of related assets	7,960	123
Changes in assets and liabilities:
Accounts receivable	12,854	6,140
Inventories	11,457	2,707
Other current assets	(183)	829
Other assets	26	(128)
Accounts payable	(11,448)	(3,716)
Accrued expenses	(2,746)	1,651
Accrued restructuring	(217)	(1,483)
Income taxes	(2,298)	16
Net cash provided by operating activities	14,801	14,818

Cash flows from investing activities:
Capital expenditures	(1,719)	(4,303)
Net cash paid for acquisition of business	(11,365)	-
Proceeds from the sale of buildings and equipment	4,148	2,336
Net cash used in investing activities	(8,936)	(1,967)

Cash flows from financing activities:
Proceeds from lines of credit	-	1,339
Payments on lines of credits	-	(1,149)
Proceeds from the issuance of long-term debt	11,000	-
Payments on vendor-financed capital expenditures	(962)	(571)
Payments on capital lease obligation	(586)	-
Payments on long-term debt	(4,310)	(7,565)
Debt issuance costs	(133)	-
Proceeds from common stock issued	21	405
Excess tax benefit related to stock options exercised	-	21
Net cash provided by (used in) financing activities	5,030	(7,520)

Increase in cash and cash equivalents	10,895	5,331

Cash and cash equivalents at beginning of period	4,914	10,169

Cash and cash equivalents at end of period	$15,809	15,500

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
(Dollars in thousands, except share data)

			Capital			Accumulated
			Contributed		Retained	Other	Total
	Common Stock		in Excess	Unearned	Earnings	Comprehensive	Shareholders’
	Shares	Amount	of Par Value	Compensation	(Deficit)	Loss	Equity
Balance, April 29, 2007	12,569,291	$629	46,197	-	32,255	(4)	$79,077
Cumulative effect of adopting FASB
Interpretation No. 48	-	-	-	-	847	-	847
Net income	-	-	-	-	5,385	-	5,385
Stock-based compensation	-	-	618	-	-	-	618
Loss on cash flow hedge, net of taxes	-	-	-	-	-	(44)	(44)
Excess tax benefit related to stock
options exercised	-	-	17	-	-	-	17
Common stock issued in connection
with stock option plans	78,736	3	456	-	-	-	459
Balance, April 27, 2008	12,648,027	632	47,288	-	38,487	(48)	86,359
Net loss	-	-	-		(40,538)	-	(40,538)
Stock-based compensation	-	-	303	3	-	-	306
Loss on cash flow hedges, net of taxes	-	-	-		-	(24)	(24)
Restricted stock granted	115,000	5	211	(216)	-	-	-
Common stock issued in connection
with stock option plans	4,500	1	20				21
Balance, February 1, 2009	12,767,527	$638	$47,822	$(213)	$(2,051)	$(72)	$46,124

See accompanying notes to consolidated financial statements.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiaries (the “company”) include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position.  All of these adjustments are of a normal recurring nature except as disclosed in notes 3, 15, 16 and 20 to the consolidated financial statements.  Results of operations for interim periods may not be indicative of future results.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 9, 2008 for the fiscal year ended April 27, 2008.

The company’s nine months ended February 1, 2009 and January 27, 2008 represent 40 and 39 week periods, respectively.

2. Significant Accounting Policies

Significant accounting policies adopted by the company in fiscal 2009 are as follows:

Fair Value Measurements:

The company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) for financial assets and liabilities and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), on April 28, 2008. SFAS 157 (1) creates a single definition of fair value, (2) establishes a framework for measuring fair value, and (3) expands disclosure requirements about items measured at fair value. SFAS 157 applies to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements. SFAS 157 does not change existing accounting rules governing what can or what must be recognized and reported at fair value in the company’s financial statements, or disclosed at fair value in the company’s notes to the financial statements. Additionally, SFAS 157 does not eliminate practicability exceptions that exist in accounting pronouncements amended by SFAS 157 when measuring fair value. As a result, the company will not be required to recognize any new assets or liabilities at fair value.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the company’s assumptions (unobservable inputs). Determining where an asset or liability falls within that hierarchy depends on the lowest level input that is significant to the fair measurement as a whole. An adjustment to the pricing method used within either level 1 or level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The hierarchy consists of three broad levels as follows:

Level 1 – Quoted market prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than level 1 inputs that are either directly or indirectly observable, and

Level 3 – Unobservable inputs developed using the company’s estimates and assumptions, which reflect those that market participants would use.

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

	Fair value measurements at February 1, 2009 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
None	Not applicable	Not applicable	Not applicable	Not applicable
Liabilities:
Interest Rate Swap Agreement	Not applicable	113	Not applicable	113
Canadian Foreign Exchange Contract	Not applicable	1	Not applicable	1

As shown above, the interest rate swap agreement and Canadian foreign exchange contract derivative instruments are valued based on fair values provided by the company’s bank and is classified within level 2 of the fair value hierarchy.  The determination of where an asset or liability falls in the hierarchy requires significant judgment. The company evaluates its hierarchy disclosures each quarter based on various factors and it is possible that an asset or liability may be classified differently from quarter to quarter. However, the company expects that changes in classifications between different levels will be rare.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Some financial statement preparers have reported difficulties in applying SFAS 157 to certain nonfinancial assets and nonfinancial liabilities, particularly those acquired in business combinations and those requiring a determination of impairment. To allow the time to consider the effects of the implementation issues that have arisen, the FASB issued FSP FAS 157-2 (“FSP 157-2”) on February 12, 2008 to provide a one-year deferral of the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). As a result of FSP 157-2, the company has not yet adopted SFAS 157 for nonfinancial assets and liabilities that are valued at fair value on a non-recurring basis. FSP 157-2 is effective for the company in fiscal 2010 and the company is evaluating the impact that the application of SFAS 157 to those nonfinancial assets and liabilities will have on its financial statements.

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

3. Asset Acquisition – Mattress Fabric Segment

Pursuant to an Asset Purchase Agreement among the company, Bodet & Horst USA, LP and Bodet & Horst GMBH & Co. KG (collectively “Bodet & Horst”) dated August 11, 2008, the company purchased certain assets and assumed certain liabilities of the knitted mattress fabric operation of Bodet & Horst, including its manufacturing operation in High Point, North Carolina. This purchase has allowed the company to have a vertically integrated manufacturing platform in all major product categories of the mattress fabrics industry. The purchase involved the equipment, inventory, and intellectual property associated with the High Point manufacturing operation, which has served as the company’s primary source of knitted mattress fabric for six years. Demand for this product line has grown significantly, as knits are increasingly being utilized on mattresses at volume retail price points. The purchase price for the assets was cash in the amount of $11.4 million, which included an adjustment of $477,000 for changes in working capital as defined in the Asset Purchase Agreement, and the assumption of certain liabilities. Also, in connection with the purchase, the company entered into a six-year consulting and non-compete agreement with the principal owner of Bodet & Horst, providing for payments to the owner in the amount of $75,000 per year to be paid in quarterly installments (of which $50,000 and $25,000 will be allocated to the non-compete covenant and consulting fees, respectively) for the agreement’s full six-year term.

The acquisition was financed by $11.0 million of unsecured notes pursuant to a Note Purchase Agreement (“2008 Note Agreement”) dated August 11, 2008. The 2008 Note Agreement has a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning three years from the date of the 2008 Note Agreement. The 2008 Note Agreement contains customary financial and other covenants as defined in the 2008 Note Agreement.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In connection with the 2008 Note Agreement, the company entered into a Consent and Fifth Amendment (the “Consent and Amendment”) that amends the previously existing unsecured note purchase agreements. The purpose of the Consent and Amendment was for the existing note holders to consent to the 2008 Note Agreement and to provide that certain financial covenants in favor of the existing note holders would be on the same terms as those contained in the 2008 Note Agreement.

In connection with the asset purchase agreement, the company assumed the lease of the building where the operation is located. This lease is with a partnership owned by certain shareholders and officers of the company and their immediate families. The lease provides for monthly payments of $12,704, expires on June 30, 2010, and contains a renewal option for an additional three years. As of February 1, 2009, the minimum lease payment requirements over the next three fiscal years are: FY 2009 – $38,000; FY 2010 - $152,000; and FY 2011 - $25,000.

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

(dollars in thousands)	Fair Value
Inventories	$1,439
Other current assets	17
Property, plant, and equipment	3,000
Non-compete agreement (Note 7)	756
Goodwill	7,479
Accounts payable	(1,291)
$11,400

Of the total consideration paid of $11,400, $11,365 and $35 were paid in fiscal 2009 and 2008, respectively.

The company recorded the non-compete agreement at its fair value based on various valuation techniques. This non-compete agreement will be amortized on a straight-line basis over the six-year life of the agreement. Property, plant, and equipment will be depreciated on a straight-line basis over useful lives ranging from five to fifteen years. Goodwill is deductible for income tax purposes over the statutory period of fifteen years.

The following unaudited pro forma consolidated results of operations for the three month and nine month periods ending February 1, 2009 and January 27, 2008 have been prepared as if the acquisition of Bodet & Horst had occurred at April 30, 2007.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three months ended
(dollars in thousands)	February 1, 2009	January 27, 2008
Net Sales	$44,592	$60,482

Income from operations	671	1,531

Net (loss) income	(450)	940

Net (loss) income per share, basic	(0.04)	0.07

Net (loss) income per share, diluted	(0.04)	0.07

	Nine months ended
(dollars in thousands)	February 1, 2009	January 27, 2008
Net Sales	$156,176	$190,048

(Loss) income from operations	(6,694)	8,919

Net (loss) income	(40,302)	5,156

Net (loss) income per share, basic	(3.19)	0.41

Net (loss) income per share, diluted	(3.19)	0.40

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

4.  Stock-Based Compensation

Incentive Stock Option Awards

On June 17, 2008, the company granted in total to two employees 25,000 options to purchase shares of common stock at the fair market value on the date of grant. These options will vest over five years and expire ten years after the date of grant. The fair value of these option awards were estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of stock options granted to these two employees during the nine-month period ended February 1, 2009, was $5.00 per share using the following assumptions:

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Grant on June 17, 2008
Risk-free interest rate	4.23%
Dividend yield	0.00%
Expected volatility	66.18%
Expected term (in years)	8.0

On October 1, 2008, the company granted in total to their board of directors 6,000 options to purchase shares of common stock at the fair market value on the date of grant. These options vest immediately and expire ten years after the date of grant. The fair value of these option awards were estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of stock options granted to the company’s board of directors during the nine-month period ended February 1, 2009, was $4.14 per share using the following assumptions:

Grant on October 1, 2008
Risk-free interest rate	3.77%
Dividend yield	0.00%
Expected volatility	64.12%
Expected term (in years)	10

On January 7, 2009, the company granted to an employee 40,000 options to purchase shares of common stock at the fair market value on the date of grant. These options will vest over five years and expire ten years after the date of grant. The fair value of these option awards were estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of stock options granted to this employee during the nine-month period ended February 1, 2009, was $1.32 per share using the following assumptions:

Grant on January 7, 2009
Risk-free interest rate	2.52%
Dividend yield	0.00%
Expected volatility	68.71%
Expected term (in years)	8.0

The assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions, actual historical experience, and groups of employees that have similar exercise patterns that are considered separately for valuation purposes. The risk-free interest rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The company does not plan to issue any dividends, and, therefore, the yield is 0.00%. The expected volatility was derived using a term structure based on historical volatility and the volatility implied by exchange-traded options on the company’s common stock. The expected term of the options is based on the contractual term of the stock option award and expected participant exercise trends.

The company recorded $82,000 and $301,000 of compensation expense for stock options within selling, general, and administrative expense for the three-month and nine-month periods ended February 1, 2009. The company recorded $154,000 and $520,000 of compensation expense for stock options within selling, general, and administrative expense for the three-month and nine-month periods ended January 27, 2008.  The remaining unrecognized compensation costs related to unvested incentive stock option awards at February 1, 2009 was $748,821 which is expected to be recognized over a weighted average period of 2.9 years. During the nine-month period ended February 1, 2009, 4,500 stock options were exercised with an intrinsic value of $8,932.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Time Vested Restricted Stock Awards

On January 7, 2009, and under the company’s 2007 Equity Incentive Plan, certain key members of management were granted 115,000 shares of time vested restricted common stock which were valued based upon the fair market value on the date of the grant. This restricted stock award vests in equal one-third installments on May 1, 2012, 2013, and 2014. The fair value of these restricted stock awards were $1.88 per share.

The company recorded compensation expense of $3,000 within selling, general, and administrative expense for restricted stock awards for the three-month and nine-month periods ended February 1, 2009. There were not any restricted stock grants in fiscal 2008, and, therefore, no compensation expense was recorded.

As of February 1, 2009, the remaining unrecognized compensation cost related to unvested restricted stock was $212,822, which is expected to be recognized over a weighted average vesting period of 5.2 years.

Performance Based Restricted Stock Units

On January 7, 2009, and under the company’s 2007 Equity Incentive Plan, certain key members of management were granted 120,000 shares of performance based restricted common stock units which were valued based upon the fair market value on the date of the grant. The vesting for this award contingently vests in one third increments, if in any discreet period of two consecutive quarters from February 2, 2009 through April 30, 2012, certain performance goals are met. The fair value of these restricted stock units were $1.88 per share.

The company recorded compensation expense of $2,000 within selling, general, and administrative expense for performance based restricted stock units for the three-month and nine-month periods ended February 1, 2009. There were not any performance based restricted stock unit grants in fiscal 2008, and, therefore, no compensation expense was recorded. Compensation cost is recorded based on an assessment each reporting period of the probability if certain performance goals will be met during the contingent vesting period. If performance goals are not probable of occurrence, no compensation cost will be recognized and any recognized compensation cost would be reversed.

As of February 1, 2009, the remaining unrecognized compensation cost related to unvested restricted stock units were $91,650 which is expected to be recognized over a weighted average vesting period of 3.2 years.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other Share-Based Arrangements

The company has a stock-based compensation agreement with an individual that requires the company to settle in cash and is indexed by shares of the company's common stock as defined in the agreement. The cash settlement is based on a 30 day average closing price of the company's common stock at the time of payment. At February 1, 2009 and April 27, 2008, this agreement was indexed by approximately 68,000 and 85,000 shares of the company's common stock, respectively. The fair value of this agreement is included in accrued expenses and was approximately $128,000 and $660,000 at February 1, 2009 and April 27, 2008, respectively. The company recorded a decrease in this liability totaling $419,000 to reflect the change in fair value for the nine-month period ended February 1, 2009. The company recorded a decrease in this liability totaling $157,000 to reflect the change in fair value for the nine-month period ended January 27, 2008. Payments made under this arrangement were $113,000 and $161,000 for the nine-months ended February 1, 2009 and January 27, 2008, resepectively.

5.  Accounts Receivable

A summary of accounts receivable follows:

(dollars in thousands)	February 1, 2009	April 27, 2008
Customers	$16,147	$28,830
Allowance for doubtful accounts	(1,529)	(1,350)
Reserve for returns and allowances and discounts	(399)	(407)
	$14,219	$27,073

A summary of the activity in the allowance for doubtful accounts follows:

	Nine months ended
(dollars in thousands)	February 1, 2009	January 27, 2008
Beginning balance	$(1,350)	$(1,332)
(Provision) recovery of bad debt expense	(395)	320
Write-offs, net of recoveries	216	169
Ending balance	$(1,529)	$(843)

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

	Nine months ended
(dollars in thousands)	February 1, 2009	January 27, 2008
Beginning balance	$(407)	$(570)
Provision for returns and allowances
and discounts	(1,367)	(1,937)
Discounts taken	1,375	1,972
Ending balance	$(399)	$(535)

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.  Inventories

Inventories are carried at the lower of cost or market.  Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	February 1, 2009	April 27, 2008
Raw materials	$6,223	$9,939
Work-in-process	1,480	1,682
Finished goods	17,673	23,773
	$25,376	$35,394

7.  Other Assets

A summary of other assets follows:

(dollars in thousands)	February 1, 2009	April 27, 2008
Cash surrender value – life insurance	$1,289	$1,269
Non-compete agreements, net	1,267	789
Other	366	351
	$2,922	$2,409

The company recorded non-compete agreements in connection with the company’s asset purchase agreements with International Textile Group, Inc. (“ITG”) and Bodet and Horst at their fair values based on valuation techniques. These non-compete agreements pertain to the company’s mattress fabrics segment. The non-compete agreement associated with ITG is amortized on a straight line basis over the four year life of the agreement. The non-compete agreement associated with Bodet and Horst is amortized on a straight-line basis over the six year life of the agreement and requires quarterly payments of $12,500 over the life of the agreement (Note 3). As of February 1, 2009, the total remaining non-compete payments were $275,000.

At February 1, 2009 and April 27, 2008, the gross carrying amount of these non-compete agreements were $1.9 million and $1.1 million, respectively. At February 1, 2009 and April 27, 2008, accumulated amortization for these non-compete agreements were $662,000 and $359,000, respectively.  Amortization expense for these non-compete agreements for the three-month and nine-month periods ended February 1, 2009, was $116,000 and $303,000, respectively. Amortization expense for the ITG non-compete agreement for the three-month and nine-month periods ended January 27, 2008, was $72,000 and $215,000, respectively. No amortization expense was recorded for the Bodet and Horst non-compete agreement for the three-month and nine-month periods ended January 27, 2008 as the asset purchase agreement was effective August 11, 2008. The remaining amortization expense (which includes the total remaining Bodet & Horst non-compete payments of $275,000) for the next five fiscal years follows: FY 2009 - $116,000; FY 2010 - $464,000; FY 2011 – $390,000; FY 2012 - $176,000; FY 2013 - $176,000; and thereafter $220,000.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.  Accounts Payable – Capital Expenditures

The company has certain vendor financed arrangements regarding capital expenditures that bear interest with fixed interest rates ranging from 6% to 7.14%. At February 1, 2009 and April 27, 2008, the company had total amounts due regarding capital expenditures totaling $1.6 million and $3.0 million, respectively. The payment requirements of these arrangements during the next three years are: Year 1 - $725,000; Year 2 - $725,000; and Year 3 - $187,000.

9.  Goodwill

A summary of the change in the carrying amount of goodwill follows:

	Nine months ended
(dollars in thousands)	February 1, 2009	January 27, 2008
Beginning balance	$4,114	$4,114
Bodet & Horst acquisition	7,479	-
Ending balance	$11,593	$4,114

The goodwill balance relates to the mattress fabrics segment.

10.  Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	February 1, 2009	April 27, 2008
Compensation, commissions and related benefits	$3,400	$5,690
Interest	901	186
Other	1,291	2,424
	$5,592	$8,300

11.  Long-Term Debt and Lines of Credit

A summary of long-term debt and lines of credit follows:

(dollars in thousands)	February 1, 2009	April 27, 2008
Unsecured term notes - Existing	$14,307	$14,307
Unsecured term notes – Bodet & Horst	11,000	-
Real estate loan - I	-	3,828
Unsecured term note – ITG	2,156	2,500
Canadian government loan	650	788
	28,113	21,423
Current maturities of long-term debt	(7,180)	(7,375)
Long-term debt, less current maturities of long-term debt	$20,933	$14,048
Lines of credit	$-	$-
Total borrowings	$28,113	$21,423

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unsecured Term Notes- Bodet & Horst Acquisition

In connection with the Bodet & Horst Asset Purchase Agreement, the company entered into the 2008 Note Agreement dated August 11, 2008. The 2008 Note Agreement provides for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning three years from the date of the 2008 Note Agreement (August 11, 2011). The 2008 Note Agreement contains customary financial and other covenants as defined in the 2008 Note Agreement.

Unsecured Term Notes- Existing

The company’s existing unsecured term notes have a fixed interest rate of 8.80% (payable semi-annually in March and September and subject to prepayment provisions each fiscal quarter as defined in the agreement) and are payable over an average remaining term of 1.1 years through March 2010.  The principal payments are required to be paid in annual installments over the next two years as follows: March 2009 - $7.2 million; and March 2010 - $7.1 million. Of the $7.2 million due in March 2009, $4.0 million was paid in February 2009.

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

Unsecured Term Note –ITG Acquisition

In connection with the ITG acquisition, the company obtained a term loan in the amount of $2.5 million. This term loan was secured by a lien on the company’s corporate headquarters office located in High Point, North Carolina and incurred interest at the one-month LIBOR plus an adjustable margin, as defined in the agreement.

In connection with the sale of the company’s corporate headquarters on January 29, 2009, the company used the sales proceeds to pay off the remaining balance of the first real estate loan totaling $3.7 million and $344,000 on the term loan associated with the ITG acquisition. Also, in connection with the sale of the company’s corporate headquarters, the company’s term loan associated with the ITG acquisition became an unsecured loan, subject to a one percent increase in the interest rate. This unsecured loan bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 3.47% at February 1, 2009) as defined in the agreement. The remaining principal payment of $2.2 million is to be paid in one repayment on June 30, 2010.

Revolving Credit Agreement – United States

The company has an unsecured credit agreement that provides for a revolving loan commitment of $6.5 million, including letters of credit up to $5.5 million. This agreement bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 2.83% at February 1, 2009) as defined in the agreement. As of February 1, 2009, there were $925,000 in outstanding letters of credit related to workers compensation and no borrowings were outstanding under the agreement.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On November 3, 2008, the company entered into a thirteenth amendment to this revolving credit agreement. This amendment extended the expiration date to December 31, 2009, amended its financial covenants as defined in the agreement, and provided for a cross default based on an “Event of Default” under the company’s unsecured term note agreements (existing and Bodet & Horst).

Revolving Credit Agreement – China

The company’s China subsidiary has an unsecured revolving credit agreement with a bank in China to provide a line of credit available up to approximately $5.0 million, of which approximately $1.0 million includes letters of credit. This agreement bears interest at a rate determined by the Chinese government. There were no borrowings or letters of credit outstanding under the agreement as of February 1, 2009.

Canadian Government Loan

The company has an agreement with the Canadian government for a term loan that is non-interest bearing and is payable in 48 equal monthly installments commencing December 1, 2009. The proceeds were used to partially finance capital expenditures at the company’s Rayonese facility located in Quebec, Canada.

Overall

The company’s loan agreements require that the company maintain compliance with certain financial covenants. At February 1, 2009, the company was in compliance with these financial covenants.

As of February 1, 2009, the principal payment requirements of long-term debt during the next five years are: Year 1 – $7.2 million; Year 2 - $9.5 million; Year 3 - $2.4 million; Year 4 - $2.3 million; Year 5 - $2.3 million; and thereafter - $4.4 million.

12. Capital Lease Obligation

In May 2008, the company entered into a capital lease to finance a portion of the construction of certain equipment related to its mattress fabrics segment. The lease agreement contains a bargain purchase option and bears interest at 8.5%. The lease agreement requires principal payments totaling $1.4 million which commenced on July 1, 2008, and are being paid in quarterly installments through April 2010. This agreement is secured by equipment with a carrying value of $2.4 million. The principal payments required over the next two years are as follows: Year 1 - $692,000; and Year 2 - $107,000.

The company has recorded $1.4 million in equipment under capital leases. This balance is reflected in property, plant, and equipment in the accompanying consolidated balance sheet as of February 1, 2009. Depreciation expense for the three-month and nine-month periods ending February 1, 2009 on the carrying value of $2.4 million associated with this capital lease obligation was $52,000 and $87,000, respectively. The equipment under this capital lease obligation was placed into service in the company’s second quarter of fiscal 2009.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13. Derivatives

Interest Rate Swap Agreement

In connection with the company’s first real estate loan on its corporate headquarters buidling, the company was required to have an agreement to hedge the interest rate risk exposure on the real estate loan. The company entered into a $2,170,000 notional principal interest rate swap agreement, which represented 50% of the principal amount of the real estate loan, and effectively converted the floating rate LIBOR based interest payments to fixed payments at 4.99% plus the spread calculated under the real estate loan agreement. This agreement expires October 2010.

In connection with the sale of the company’s corporate headquarters (see Note 16), the company’s interest rate swap agreement to hedge the interest rate risk exposure on the first real estate loan was transferred to the unsecured term loan associated with the ITG acquisition (see Note 11). At February 1, 2009, the remaining notional amount on the interest rate swap agreement was $1,832,434 which represented 85% of the remaining principal amount of the unsecured term loan associated with the ITG acquisition. The agreement effectively converts the floating rate LIBOR based interest payments to fixed payments at 4.99% plus the spread calculated under the unsecured term loan agreement associated with the ITG acquisition. This agreement expires October 2010.

The company accounts for the interest rate swap agreement as a cash flow hedge whereby the fair value of this contract is reflected in accrued expenses in the accompanying consolidated balance sheets with the offset recorded net of income taxes as accumulated other comprehensive loss. The fair value of this agreement was approximately $113,000 and $75,000 at February 1, 2009 and April 27, 2008, respectively.

Canadian Dollar Foreign Exchange Contract

On January 21, 2009, the company entered into a Canadian dollar foreign exchange contract associated with its Canadian government loan (see Note 11). The agreement effectively converts the Canadian dollar principal debt payments at a fixed Canadian dollar foreign exchange rate versus the United States dollar of 1.21812. This agreement expires November 1, 2013 and is secured by cash deposits totaling $200,000.

The company accounts for the Canadian dollar foreign exchange forward contract as a cash flow hedge whereby the fair value of this contract is reflected in accrued expenses in the accompanying consolidated balance sheets with the offset recorded net of income taxes as accumulated other comprehensive loss. The fair value of this contract was approximately $1,000 at February 1, 2009.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14.  Cash Flow Information

Payments for interest and income taxes follows:

	Nine months ended
(dollars in thousands)	February 1, 2009	January 27, 2008
Interest	$1,066	$2,026
Income tax payments	54	436

The company financed $1.4 million of its capital expenditures through a capital lease for the nine months ended February 1, 2009 (see note 12).  The company did not finance any of its capital expenditures for the nine months ended January 27, 2008. Interest costs of $42,000 for the construction of qualifying fixed assets were capitalized and are being amortized over the related assets’ estimated useful lives for the nine months ended February 1, 2009. No interest costs were capitalized for the nine months ended January 27, 2008.

The company issued time vested restricted stock grants totaling $216,000 for the nine months ended February 1, 2009.

15.  Restructuring and Restructuring Related Charges

The following summarizes the fiscal 2009 activity in the restructuring accrual (dollars in thousands):

			Employee
			Termination	Lease	Lease
		Employee	Benefit	Termination	Termination
		Termination	Payments	and Other	and Other	Balance
	Balance,	Benefit	Net of Cobra	Exit Cost	Exit Cost	February 1,
(dollars in thousands)	April 27, 2008	Adjustments	Premiums	Adjustments	Payments	2009
September 2008 Upholstery fabrics (1)	$-	$35	$(3)	$466	$(356)	$142
December 2006 Upholstery fabrics (2)	990	784	(813)	215	(424)	752
Other Upholstery fabrics (3)	442	(22)	(7)	-	(92)	321
Totals	$1,432	$797	$(823)	$681	$(872)	$1,215

(1)
On September 3, 2008, the board of directors approved changes to the upholstery fabric operations, including consolidation of facilities in China and reduction of excess manufacturing capacity. These actions were in response to the extremely challenging industry conditions for upholstery fabrics. The plant consolidations were substantially completed as of the end of the second quarter of fiscal 2009. The restructuring accrual at February 1, 2009, represents employee termination benefits and lease termination and other exit costs of $32 and $110, respectively.

(2)
The restructuring accrual at February 1, 2009 represents employee termination benefits and lease termination and exit costs of $649 and $103, respectively. The restructuring accrual at April 27, 2008 represents employee termination benefits and lease termination and other exit costs of $679 and $311, respectively.

(3)
The restructuring accrual at February 1, 2009, represents other exit costs of $321. The restructuring accrual at April 27, 2008, represents employee termination benefits and lease termination and other exit costs $29 and $413, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following summarizes restructuring and related charges incurred for the nine-month period ending February 1, 2009 (dollars in thousands):

								Sales
	Operating	Lease						Proceeds from
	Costs on	Termination	Write-Downs				Employee	Equipment
	Closed	and Other	of Buildings		Inventory	Accelerated	Termination	With No
(dollars in thousands)	Facilities	Exit Costs	and Equipment		Markdowns	Depreciation	Benefits	Carrying Value	Total
September 2008 Upholstery
fabrics (1) (4)	$19	$466	$6,562		$480	$2,090	$35	$-	$9,652
December 2006 Upholstery
fabrics (5)	65	215	1,398		950	-	784	-	3,412
Other Upholstery
fabrics (6)	-	-	-		-	-	(22)	-	(22)
Totals	$84	$681	$7,960	(7)	$1,430	$2,090	$797	$-	$13,042

(4)
Of this total charge, $2.6 million and $7.0 million were recorded in cost of sales and restructuring expense in the 2009 Consolidated Statement of Operations. These charges relate to the Upholstery fabrics segment. These charges were primarily incurred during the second quarter of fiscal 2009.

(5)
Of this total charge, $994 was recorded in cost of sales, $21 was recorded in selling, general, and administrative expense, and $2.4 million was recorded in restructuring expense in the 2009 Consolidated Statement of Operations. Of this total charge, $571, $2.4 million and $438 were recorded in the third quarter, second quarter and first quarter of fiscal 2009, respectively. Of the $571 total third quarter charge, $205 represents lease termination and other exit costs associated with the sale of the corporate headquarters, $161 represents inventory markdowns, $148 represents impairment charges on a building and equipment, $36 represents other operating costs associated with closed plant facilities, and $21 represents employee termination benefits. These charges relate to the Upholstery fabrics segment.

(6)	This $22 credit was recorded in restructuring expense in the 2009 Consolidated Statement of Operations. This credit relates to the Upholstery Fabrics segment.
(7)
This $8.0 million restructuring charge represents impairments of $2.2 million for fixed assets that were abandoned in connection with the consolidation of certain plant facilities in China and $774 for a reduction in the selling price of the company’s corporate headquarters to $4.0 million (Note 16). The company's corporate headquarters were sold for $4.0 million in the third quarter of fiscal 2009. Also, during the course of the company’s strategic review in the second quarter of fiscal 2009 of its upholstery fabrics business, the company assessed the recoverability of the carrying value of its upholstery fabric fixed assets that are being held and used in operations. This strategic review resulted in impairment losses of $4.4 million and $531 for fixed assets located in China and the U.S., respectively. In addition, the company incurred impairment losses totaling $115 for assets held for sale associated with its U.S. upholstery fabric operations. These losses reflect the amounts by which the carrying values of these fixed assets exceeded their estimated fair values determined by their estimated future discounted cash flow and quoted market prices.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following summarizes restructuring and related charges for the nine-month period ending January 27, 2008. (dollars in thousands):

								Sales
	Operating	Lease						Proceeds from
	Costs on	Termination	Write-Downs			Asset	Employee	Equipment
(dollars in	Closed	and Other	of Buildings	Inventory	Accelerated	Movement	Termination	With No
thousands)	Facilities	Exit Costs	and Equipment	Markdowns	Depreciation	Costs	Benefits	Carrying Value	Total
December 2006
Upholstery fabrics
(8)	$953	$474	$482	$535	$-	$184	$6	$(359)	$2,275
Other Upholstery
fabrics (9)	32	138	-	-	-	-	(166)	-	4
Totals	$985	$612	$482	$535	$-	$184	$(160)	$(359)	$2,279

(8)
Of this total charge, $1.4 million was recorded in cost of sales, $65 was recorded in selling, general, and, administrative expense, and $787 was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.

(9)	Of this total credit, a charge of $32 was recorded in cost of sales and a credit of $28 was recorded in restructuring expense in the 2008 Consolidated Statement of Net Income.

Management remains committed to taking additional steps if necessary to address the low profitability of the company’s upholstery fabric operations. The company could experience additional inventory markdowns and further restructuring charges in the upholstery fabric operations if sales and profitability continue to decline and further restructuring actions become necessary.

16.  Assets Held for Sale

A summary of assets held for sale follows:

(dollars in thousands)	February 1, 2009	April 27, 2008
Corporate headquarters office space	$-	$4,783
U.S. upholstery fabrics	1,646	792
Mattress fabrics	35	35
	$1,681	$5,610

The carrying value of these assets held for sale are presented separately in the February 1, 2009 and April 27, 2008, consolidated balance sheets and are no longer being depreciated.

Corporate Headquarters Office Space

Effective January 29, 2009 the company entered into an agreement providing for the sale of its corporate headquarters building in High Point, North Carolina, for a purchase price of $4.0 million.  The agreement allows the company to lease the building back under an operating lease from the purchaser for an initial term of approximately three years expiring on March 31, 2012 and is payable in monthly installments of $30,020, plus approximately two-thirds of the building’s normal occupany costs. The contract contains renewal options as defined in the agreement for periods from April 1, 2012 through September 30, 2015 and October 1, 2015 through March 31, 2019. As of February 1, 2009, the minimum lease payments (excluding operating costs) under this operating lease are: FY 2009 - $90,060; FY 2010 - $360,240, FY 2011 - $360,240, and FY 2012 - $330,220.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The proceeds of the sale were used to pay off the remaining balance of the first real estate loan totaling $3.7 million and $344,000 on the unsecured term loan associated with the ITG acquisition (see Note 11). In connection with this disposal, the company determined that its carrying value of their corporate headquarters building was more than its fair value, less cost to sell. Consequently, the company recorded an impairment charge of $774,000 in restructuring expense in the 2009 Consolidated Statement of Operations.

U.S. Upholstery Fabrics

At February 1, 2009, and in connection with the company's restructuring actions, a building and certain equipment related to its U.S. upholstery fabric operations are classified as assets held for sale. The company expects that the final sale and disposal of these assets will be completed within a year. The company determined that the carrying values of some of the underlying assets exceeded their fair values. Consequently, the company recorded an impairment charge totaling $115,000 which represents the excess of the carrying values of the assets over their fair values, less cost to sell. The impairment loss was recorded in restructuring expense in the 2009 Consolidated Statement of Operations.

Mattress Fabrics

Effective January 2, 2008, the company adopted a plan to sell certain older and existing equipment related to its mattress fabric segment that were replaced with newer and more efficient equipment. As a result, equipment with a carrying value of $35,000 was classified in assets held for sale. This equipment was sold in February 2009 for its carrying value.

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

	Three months ended
(amounts in thousands)	February 1, 2009	January 27, 2008
Weighted average common shares outstanding, basic	12,653	12,635
Dilutive effect of stock based compensation	-	103
Weighted average common shares outstanding, diluted	12,653	12,738

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Options to purchase 695,765 and 178,500 shares of common stock were not included in the computation of diluted net (loss) income per share for the three months ended February 1, 2009 and January 27, 2008, respectively, because the exercise price of the options was greater than the average market price of the common shares.

	Nine months ended
(amounts in thousands)	February 1, 2009	January 27, 2008
Weighted average common shares outstanding, basic	12,650	12,617
Diluted effect of stock based compensation	-	153
Weighted average common shares outstanding, diluted	12,650	12,770

Options to purchase 680,765 and 28,500 shares of common stock were not included in the computation of diluted net (loss) income per share for the nine months ended February 1, 2009 and January 27, 2008, respectively, because the exercise price of the options was greater than the average market price of the common shares. Options to purchase 2,873 shares were not included in the computation of diluted net loss per share for the nine-months ended February 1, 2009, because the company incurred a net loss for this period.

18.  Comprehensive (Loss) Income

Comprehensive (loss) income is the total (loss) income and other changes in shareholders’ equity, except those resulting from investments by shareholders and distributions to shareholders not reflected in net (loss) income.

A summary of comprehensive (loss) income follows:

	Nine months ended
(dollars in thousands)	February 1, 2009	January 27, 2008
Net (loss) income	$(40,538)	$3,307
Loss on cash flow hedges, net of income taxes	(24)	(59)
Comprehensive (loss) income	$(40,562)	$3,248

19.  Segment Information

The company’s operations are classified into two business segments: mattress fabrics and upholstery fabrics.  The mattress fabrics segment manufactures and sells fabrics to bedding manufacturers.  The upholstery fabrics segment manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

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

Financial information for the company’s operating segments is as follows:

	Three months ended
(dollars in thousands)	February 1, 2009		January 27, 2008
Net sales:
Mattress Fabrics	$25,198		$30,880
Upholstery Fabrics	19,394		29,602
	$44,592		$60,482

Gross profit:
Mattress Fabrics	$4,176		$4,200
Upholstery Fabrics	1,931		3,181
Total segment gross profit	6,107		7,381
Loss on impairment of equipment	-		(256	) (3)
Restructuring related charges	(358	) (1)	(349	) (4)
	$5,749		$6,776

Selling, general, and administrative expenses:
Mattress Fabrics	$1,941		$1,571
Upholstery Fabrics	1,880		2,787
Total segment selling, general, and
administrative expenses	3,821		4,358
Unallocated corporate expenses	838		746
Restructuring related charges	17	(1)	13	(4)
	$4,676		$5,117

Income (loss) from operations:
Mattress Fabrics	$2,235		$2,628
Upholstery Fabrics	51		395
Total segment income from operations	2,286		3,023
Unallocated corporate expenses	(838)		(746)
Loss on impairment of equipment	-		(256	) (3)
Restructuring and related charges	(777	) (2)	(774	) (5)
Total income from operations	671		1,247
Interest expense	(646)		(753)
Interest income	20		77
Other (expense) income	(28)		72
Income before income taxes	$17		$643

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)
The $358 restructuring related charge represents $322 for inventory markdowns and $36 for other operating costs associated with closed plant facilities. The $17 restructuring related charge represents other operating costs associated with closed plant facilities. These charges relate to the Upholstery Fabrics segment.

(2)
The $777 restructuring and related charge represents $322 for inventory markdowns, $234 for lease termination and other exit costs, $148 for write-downs of equipment, $53 for other operating costs associated with closed plant facilities, and $20 for employee termination benefits. Of this total charge, $358, $17, and $402 are included in cost of sales, selling, general, and administrative expense, and restructuring expense, respectively. These charges relate to the Upholstery Fabrics segment.

(3)
The $256 represents an impairment loss on older and existing equipment that was sold after January 27, 2008 and is being replaced by newer and more efficient equipment. This impairment loss pertains to the mattress fabrics segment.

(4)
The $349 restructuring related charge represents $218 for other operating costs associated with closed plant facilities and $131 for inventory markdowns. The $13 restructuring related charge represents other operating costs associated with closed plant facilities.

(5)
The $774 restructuring and related charge represents $238 for employee termination benefits, $231 for other operating costs associated with closed plant facilities, $131 for inventory markdowns, $93 for a write-down of a building, $68 for lease termination and other exit costs, $57 for asset movement costs, and a credit of $44 for sales proceeds received on equipment with no carrying value. Of this total charge $349, $13, and $412 are recorded in cost of sales, selling, general, and administrative expense, and restructuring expense, respectively. These charges relate to the Upholstery Fabrics segment.

	Nine months ended
(dollars in thousands)	February 1, 2009		January 27, 2008
Net sales:
Mattress Fabrics	$88,808		$103,426
Upholstery Fabrics	67,368		86,622
	$156,176		$190,048

Gross profit:
Mattress Fabrics	$15,603		$16,043
Upholstery Fabrics	4,277		9,922
Total segment gross profit	19,880		25,965
Loss on impairment of equipment	-		(256	) (3)
Restructuring related charges	(3,583	) (6)	(1,455	) (8)
	$16,297		$24,254

Selling, general, and administrative expenses:
Mattress Fabrics	$5,902		$5,779
Upholstery Fabrics	6,444		8,877
Total segment selling, general, and
administrative expenses	12,346		14,656
Unallocated corporate expenses	2,131		2,554
Restructuring related charges	21	(6)	65	(8)
	$14,498		$17,275

Income (loss) from operations:
Mattress Fabrics	$9,702		$10,264
Upholstery Fabrics	(2,168)		1,045
Total segment income from operations	7,534		11,309
Unallocated corporate expenses	(2,131)		(2,554)
Loss on impairment of equipment	-		(256	) (3)
Restructuring and related charges	(13,042	) (7)	(2,279	) (9)
Total (loss) income from operations	(7,639)		6,220
Interest expense	(1,739)		(2,380)
Interest income	75		197
Other income (expense)	207		(625)
(Loss) income before income taxes	$(9,096)		$3,412

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(6)
The $3.6 million restructuring related charge represents $2.1 million for accelerated depreciation, $1.4 million for inventory markdowns, and $63 for other operating costs associated with closed plant facilities. The $21 restructuring related charge represents other operating costs associated with closed plant facilities. These charges relate to the Upholstery Fabrics segment.

(7)
The $13.0 million represents $8.0 million for write-downs of equipment and buildings, $2.1 million for accelerated depreciation, $1.4 million for inventory markdowns, $797 for employee termination benefits, $681 for lease termination and other exit costs, and $84 for other operating costs associated with closed plant facilities. Of this total charge, $3.6 million, $21, and $9.4 million are included in cost of sales, selling, general, and administrative expense, and restructuring expense, respectively. These charges relate to the Upholstery Fabrics segment.

(8)
The $1.4 million restructuring related charge represents $920 for other operating costs associated with closed plant facilities and $535 for inventory markdowns. The $65 restructuring related charge represents other operating costs associated with closed plant facilities. These charges relate to the Upholstery Fabrics segment.

(9)
The $2.3 million represents $985 for other operating costs associated with closed plant facilities, $612 for lease termination and other exit costs, $535 for inventory markdowns, $482 for write-downs of buildings and equipment, $184 for asset movement costs, a credit of $160 for employee termination benefits, and a credit of $359 for sales proceeds received on equipment with no carrying value.  Of this total charge, $1.4 million $65, and $759 was recorded in cost of sales, selling, general, and administrative expense, and restructuring expense, respectively. These charges relate to the Upholstery Fabrics segment.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	February 1, 2009	April 27, 2008
Segment assets:
Mattress Fabrics
Current assets (10)	$22,717	$27,572
Assets held for sale	35	35
Non-compete agreements, net	1,267	789
Goodwill	11,593	4,114
Property, plant and equipment (11)	24,152	21,519
Total mattress fabrics assets	59,764	54,029
Upholstery Fabrics
Current assets (10)	16,878	34,895
Assets held for sale	1,646	792
Property, plant and equipment (12)	-	10,701
Total upholstery fabrics assets	18,524	46,388
Total segment assets	78,288	100,417
Non-segment assets:
Cash and cash equivalents	15,809	4,914
Assets held for sale	-	4,783
Income taxes receivable	-	438
Deferred income taxes	-	33,810
Other current assets	1,493	1,328
Property, plant and equipment	611	719
Other assets	1,655	1,620
Total assets	$97,856	$148,029

	Nine months ended
(dollars in thousands)	February 1, 2009	January 27, 2008
Capital expenditures (13):
Mattress Fabrics	$2,295	$1,680
Upholstery Fabrics	402	2,361
Total capital expenditures	$2,697	$4,041
Depreciation expense:
Mattress Fabrics	$2,617	$2,668
Upholstery Fabrics	1,049	1,596
Total segment depreciation expense	$3,666	$4,264
Accelerated deprecation	2,090	-
Total depreciation expense	5,756	4,264

(10)	Current assets represent accounts receivable and inventory for the respective segment.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(11)
The $24.2 million at February 1, 2009, represents property, plant, and equipment of $16.8 million and $7.4 million located in the U.S. and Canada, respectively. The $21.5 million at April 27, 2008, represents property, plant, and equipment of $13.1 million and $8.4 million located in the U.S and Canada, respectively.

(12)	The $10.7 million at April 27, 2008, represents property, plant, and equipment of $9.0 million and $1.7 million located in China and the U.S., respectively.

(13)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

20.  Income Taxes

Effective Income Tax Rate

The effective income tax rate (income taxes as a percentage of (loss) income before income taxes) for the nine month periods ended February 1, 2009 and January 27, 2008 were 345.7% and 3.1%, respectively. The change in our effective income tax rate during fiscal 2009 was primarily attributable to the recording of a $30.5 million valuation allowance against our net deferred tax assets regarding our U.S. and China operations, changes in the value of the Canadian dollar in relation to the U.S. dollar, and provision for uncertain income tax positions. The company’s effective income tax rate for the nine month periods ended February 1, 2009 and January 27, 2008, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be impacted over the fiscal year by the mix and timing of actual earnings from the company’s U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

Deferred Income Taxes

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, we evaluate our deferred income taxes to determine if a valuation allowance is required. SFAS No. 109 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. The significant uncertainty in current and expected demand for furniture and mattresses, along with the prevailing uncertainty in the overall economic climate, has made it very difficult to forecast both short-term and long-term financial results, and therefore, present significant negative evidence as to whether we need to record a valuation allowance against our net deferred tax assets. Based on this significant negative evidence, we have recorded a $30.5 million valuation allowance, of which, $28.8 million and $1.7 million were against the net deferred tax assets of our U.S. and China operations, respectively. The company’s net deferred tax asset primarily resulted from the recording of the income tax benefit of U.S. income tax loss carryforwards over the last several years, which totals approximately $75.0 million. This non-cash charge of $30.5 million has no effect on the company’s operations, loan covenant compliance, or the possible utilization of the U.S. income tax loss carryforwards in the future. If and when the company utilizes any of these U.S. income tax loss carryforwards to offset future U.S. taxable income, the income tax benefit would be recognized at that time.

At February 1, 2009, the remaining net deferred tax liability of $1.2 million pertains to our operations in Canada.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Uncertainty In Income Taxes

At February 1, 2009, the company had $5.6 million of total gross unrecognized tax benefits, of which $5.2 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. Of the total gross unrecognized tax benefits of $5.6 million as of February 1, 2009, $4.9 million and $747,000 are classified in net non-current deferred income taxes and income taxes payable –long-term in the accompanying consolidated balance sheets.

The company anticipates that the amount of unrecognized tax benefits will increase by approximately $1.1 million for fiscal 2009 and $274,000 for the fourth quarter of fiscal 2009. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

21.  Statutory Reserves

The company’s subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of February 1, 2009, the company’s statutory surplus reserve was $1.7 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

22.   Commitments and Contingencies

The company leased a manufacturing facility in Chattanooga, Tennessee from Joseph E. Proctor d/b/a Jepco Industrial Warehouses (the “Landlord’) for a term of 10 years. This lease expired on April 30, 2008. The company closed this facility approximately five years ago and has not occupied the facility except to provide supervision and security. The company continued to make its lease payments to the landlord as required by the lease. A $1.4 million lawsuit was filed by the Landlord on April 10, 2008, in the Circuit Court for Hamilton County Tennessee  to collect the remainder of the rent due under the lease for the months of March and April  of 2008, additional expenses to be paid by the company for March and April 2008, including utilities, insurance, property taxes, and other tenant-paid expenses that would result in the triple net rent due the Landlord, and for extensive repairs, refitting, renovation, and capital improvement items the Landlord alleges he is entitled to have the company pay for. The Landlord unilaterally took possession of the leased premises on or about March 10, 2008, even though the lease was in good standing and the company was entitled to complete possession. Consequently, the company has paid their lease payments through March 10, 2008 but the Landlord has not accepted the company’s position. The company will assert the repossessory action of the Landlord as a bar to his further action under the lease to collect any items from the company. A significant portion of the Landlord’s claim relates to the company’s alleged liability for physical damage to the premises, to refit the premises to its original condition, and to make physical improvements or alterations to the premises. The company disputes the matters described in this litigation and intends to defend itself vigorously and consequently no reserve has been recorded.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A lawsuit was filed against the company and other defendants (Chromatex, Inc., Rossville Industries, Inc., Rossville Companies, Inc. and Rossville Investments, Inc.) on February 5, 2008 in United States District Court for the Middle District of Pennsylvania. The plaintiffs are Alan Shulman, Stanley Siegel, Ruth Cherenson as Personal Representative of Estate of Alan Cherenson, and Adrienne Rolla and M.F. Rolla as Executors of the Estate of Joseph Byrnes. The plaintiffs were partners in a general partnership that formerly owned a manufacturing plant in West Hazleton, Pennsylvania (the “Site”). Approximately two years after this general partnership sold the Site to defendants Chromatex, Inc. and Rossville Industries, Inc. the company leased and operated the Site as part of the company’s Rossville/Chromatex division. The lawsuit involves court judgments that have been entered against the plaintiffs and against defendant Chromatex, Inc. requiring them to pay costs incurred by the United States Environmental Protection Agency (“USEPA”) responding to environmental contamination at the Site, in amounts approximating  $8.6 million. Neither USEPA nor any other governmental authority has asserted any claim against the company on account of these matters. The plaintiffs seek contribution from the company and other defendants and a declaration that the company and the other defendants are responsible for environmental response costs under environmental laws and certain agreements. The company does not believe it has any liability for the matters described in this litigation and intends to defend itself vigorously and consequently no reserve has been recorded. In addition, the company has an indemnification agreement with certain other defendants in the litigation pursuant to which the other defendants agreed to indemnify the company for any damages it incurs as a result of the environmental matters that are subject of this litigation.

In addition to the above, the company is involved in legal proceedings and claims which have arisen in the ordinary course of business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

23.  Recently Issued Accounting Pronouncements

FASB Statement of Financial Accounting Standards No. 141(R)

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007) “Business Combinations.” SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008. This statement is effective for the company in fiscal 2010 and is not expected to have a material effect on our consolidated financial statements to the extent we do not enter into a business acquisition subsequent to adoption.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
FASB Statement of Financial Accounting Standards No. 160

The FASB issued SFAS No. 160,”Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application is prohibited. SFAS No. 160 requires that accounting and reporting minority interests will be re-characterized as non-controlling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements and disclosures that clearly identify and distinguish between interests of the parent and the interests of the non-controlling owners. This statement applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for interim periods beginning in fiscal 2010 and is not expected to have a material effect on our consolidated financial statements to the extent we do not obtain a non-controlling interest in an entity subsequent to adoption.

FASB Statement of Financial Accounting Standards No. 161

The FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS No. 161”). It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The objective of this statement is to require enhanced disclosures about an entity’s derivative and hedging activities and to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows requires disclosure of the fair values of derivative instruments and their gains and losses in tabular format and derivative features that are credit risk related.

This statement will be effective for the fourth quarter of fiscal 2009 and it will require expanded disclosure of our hedging activities.

FASB Staff Position No. 142-3

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). The guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations”, and other guidance under U.S. generally accepted accounting principles (GAAP). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. This statement is effective for the company in fiscal 2010 and is not expected to have a material effect on our consolidated financial statements to the extent we do not enter into a business acquisition subsequent to adoption.

FASB Staff Position EITF 03-6-1

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities , (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that unvested share-based payment awards containing non-forfeited rights to dividends be included in the computation of earnings per common share. The adoption of FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years, retrospective application is required.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

This statement will be effective beginning with our first quarter of fiscal 2010 and will require us to include unvested shares of our share-based payment awards containing non-forfeited rights to dividends into our calculation of earnings per share.    This statement is not expected to have a material effect on our consolidated financial statements to the extent we do not enter share-based payment awards that contain non-forfeited rights to dividends.

FASB Staff Position FAS 140-4 and FIN 46(R)-8:

In December 2008, the FASB issued FASB Staff Position ("FSP") FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until the pending amendments to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, are finalized and approved by the Board. The FSP amends Statement 140 to require public entities to provide additional disclosures about transferors' continuing involvements with transferred financial assets. It also amends Interpretation 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.

These requirements had no impact on our consolidated financial statements or disclosures.

FASB Staff Position FAS 132R-1

In December 2008, FASB issued FASB Staff Position (“FSP”) FAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets.   This document expands the disclosures related to postretirement benefit plan assets to include disclosures concerning a company’s investment policies for benefit plan assets and categories of plan assets.  This document further expands the disclosure requirements to include fair value of plan assets, including the levels within the fair value hierarchy and other related disclosures under SFAS No. 157,  Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,  and any concentrations of risk related to the plan assets.

This statement is effective for our fiscal 2010 year end and is not expected to impact our consolidated financial statements or disclosures.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain statements that may be deemed “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934).  Such statements are inherently subject to risks and uncertainties.  Further, forward looking statements are intended to speak only as of the date on which they are made.  Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “estimate,” “plan” and “project” and their derivatives, and include but are not limited to statements about expectations for the company’s future operations or success, sales, gross profit margins, operating income, SG&A or other expenses, and earnings, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions.  Decreases in these economic indicators could have a negative effect on the company’s business and prospects.  Likewise, increases in interest rates, particularly home mortgage rates, increases in utility and energy costs, and increases in consumer debt or the general rate of inflation, could affect the company adversely.  In addition, changes in consumer preferences for various categories of furniture and bedding coverings, as well as changes in costs to produce such products (including import duties and quotas or other import costs) can have a significant effect on demand for the company’s products.  Changes in the value of the U.S. dollar versus other currencies can affect the company’s financial results because a significant portion of the company’s operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make the company’s products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on the company’s sales of products produced in those countries. Further, economic and political instability in international areas could affect the company’s operations or sources of goods in those areas, as well as demand for the company’s products in international markets. Finally, unanticipated delays or costs in executing restructuring actions could cause the cumulative effect of restructuring actions to fail to meet the objectives set forth by management.  Further information about these factors, as well as other factors that could affect the company’s future operations or financial results and the matters discussed in forward-looking statements are included in Part II, Item 1A “Risk Factors” in this report, and in Item 1A “Risk Factors” in the company’s Form 10-K filed with the Securities and Exchange Commission on July 9, 2008 for the fiscal year ended April 27, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

Overview

The company’s fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The company’s nine months ended February 1, 2009, and January 27, 2008, represent 40 and 39 week periods, respectively. The company has operations classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment primarily manufactures, sources and sells fabrics to bedding manufacturers. The upholstery fabrics segment sources, manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers. We believe that Culp is the largest marketer of mattress fabrics in North America, and one of the largest marketers of upholstery fabrics for furniture in North America, both measured by total sales.

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

The following tables set forth the statements of operations by segment for the three months and nine months ended February 1, 2009, and January 27, 2008.

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE THREE MONTHS ENDED FEBRUARY 1, 2009 AND JANUARY 27, 2008

(Amounts in thousands)

	THREE MONTHS ENDED (UNAUDITED)

	Amounts					Percent of Total Sales
	February 1,		January 27,		% Over	February 1,	January 27,
Net Sales by Segment	2009		2008		(Under)	2009	2008

Mattress Fabrics	$25,198		30,880		(18.4)%	56.5%	51.1%
Upholstery Fabrics	19,394		29,602		(34.5)%	43.5%	48.9%

Net Sales	$44,592		60,482		(26.3)%	100.0%	100.0%

Gross Profit by Segment						Gross Profit Margin

Mattress Fabrics	$4,176		4,200		(0.6)%	16.6%	13.6%
Upholstery Fabrics	1,931		3,181		(39.3)%	10.0%	10.7%
Subtotal	6,107		7,381		(17.3)%	13.7%	12.2%

Loss on impairment of equipment	-		(256)	(2)	(100.0)%	0.0%	(0.4)%
Restructuring related charges	(358)	(1)	(349)	(1)	2.6%	(0.8)%	(0.6)%

Gross Profit	$5,749		6,776		(15.2)%	12.9%	11.2%

Selling, General and Administrative expenses by Segment						Percent of Sales

Mattress Fabrics	$1,941		1,571		23.6%	7.7%	5.1%
Upholstery Fabrics	1,880		2,787		(32.5)%	9.7%	9.4%
Unallocated Corporate	838		746		12.3%	1.9%	1.2%
	4,659		5,104		(8.7)%	10.4%	8.4%

Restructuring related charges	17	(1)	13	(1)	30.8%	0.0%	0.0%

Selling, General and Administrative expenses	$4,676		5,117		(8.6)%	10.5%	8.5%

Operating Income (loss) by Segment						Operating Income (Loss) Margin

Mattress Fabrics	$2,235		2,628		(15.0)%	8.9%	8.5%
Upholstery Fabrics	51		395		(87.1)%	0.3%	1.3%
Unallocated Corporate	(838)		(746)		12.3%	(1.9)%	(1.2)%
Subtotal	1,448		2,277		(36.4)%	3.2%	3.8%

Loss on impairment of equipment	-		(256)	(2)	(100.0)%	0.0%	(0.4)%
Restructuring expense and restructuring related charges	(777)	(1)	(774)	(1)	0.4%	(1.7)%	(1.3)%

Operating income	$671		1,247		46.2%	1.5%	2.1%

Depreciation by Segment

Mattress Fabrics	$941		874		7.7%
Upholstery Fabrics	92		497		(81.5)%
Total Depreciation	1,033		1,371		(24.7)%

Notes:

(1) See restructuring and related charges section of Management's Discussion and Analysis for detailed explanation of charges.

(2) The $256 represents an impairment loss on older and existing equipment that was sold after January 27, 2008 and is being replaced by newer and more efficient equipment. This impairment loss pertains to the mattress fabrics segment.

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE NINE MONTHS ENDED FEBRUARY 1, 2009 AND JANUARY 27, 2008

(Amounts in thousands)

	NINE MONTHS ENDED (UNAUDITED)

	Amounts					Percent of Total Sales
	February 1,		January 27,		% Over	February 1,	January 27,
Net Sales by Segment	2009		2008		(Under)	2009	2008

Mattress Fabrics	$88,808		103,426		(14.1)%	56.9%	54.4%
Upholstery Fabrics	67,368		86,622		(22.2)%	43.1%	45.6%

Net Sales	$156,176		190,048		(17.8)%	100.0%	100.0%

Gross Profit by Segment						Gross Profit Margin

Mattress Fabrics	$15,603		16,043		(2.7)%	17.6%	15.5%
Upholstery Fabrics	4,277		9,922		(56.9)%	6.3%	11.5%
Subtotal	19,880		25,965		(23.4)%	12.7%	13.7%

Loss on impairment of equipment	-		(256)	(2)	(100.0)%	0.0%	(0.1)%
Restructuring related charges	(3,583)	(1)	(1,455)	(1)	146.3%	(2.3)%	(0.8)%

Gross Profit	$16,297		24,254		(32.8)%	10.4%	12.8%

Selling, General and Administrative expenses by Segment						Percent of Sales

Mattress Fabrics	$5,902		5,779		2.1%	6.6%	5.6%
Upholstery Fabrics	6,444		8,877		(27.4)%	9.6%	10.2%
Unallocated Corporate	2,131		2,554		(16.6)%	1.4%	1.3%
Subtotal	14,477		17,210		(15.9)%	9.3%	9.1%

Restructuring related charges	21	(1)	65	(1)	(67.7)%	0.0%	0.0%

Selling, General and Administrative expenses	$14,498		17,275		(16.1)%	9.3%	9.1%

Operating Income (loss) by Segment						Operating Income (Loss) Margin

Mattress Fabrics	$9,702		10,264		(5.5)%	10.9%	9.9%
Upholstery Fabrics	(2,168)		1,045		(307.5)%	(3.2)%	1.2%
Unallocated Corporate	(2,131)		(2,554)		(16.6)%	(1.4)%	(1.3)%
Subtotal	5,403		8,755		(38.3)%	3.5%	4.6%

Loss on impairment of equipment	-		(256)	(2)	(100.0)%	0.0%	(0.1)%
Restructuring expense and restructuring related charges	(13,042)	(1)	(2,279)	(1)	472.3%	(8.4)%	(1.2)%

Operating (loss) income	$(7,639)		6,220		N.M.	(4.9)%	3.3%

Depreciation by Segment

Mattress Fabrics	$2,617		2,668		(1.9)%
Upholstery Fabrics	1,049		1,596		(34.3)%
Subtotal	3,666		4,264		(14.0)%
Accelerated Depreciation	2,090		-		100.0%
Total Depreciation	5,756		4,264		35.0%

Notes:

(1) See restructuring and related charges section of Management's Discussion and Analysis for detailed explanation of charges.

(2) The $256 represents an impairment loss on older and existing equipment that was sold after January 27, 2008 and is being replaced by newer and more efficient equipment. This impairment loss pertains to the mattress fabrics segment.

Three and Nine months ended February 1, 2009 compared with the Three and Nine Months ended January 27, 2008

Overview

For the three months ended February 1, 2009, net sales decreased 26% to $44.6 million compared with $60.5 million for the third quarter of fiscal 2008. The company reported a net loss of $450,000, or $0.04 per diluted share, for the third quarter of fiscal 2009. The company reported net income of $903,000 or $0.07 per diluted share, for the third quarter of fiscal 2008. The company reported income before income taxes of $17,000, which includes restructuring and related charges of $777,000 (of which $504,000 and $273,000 represent non-cash and cash charges, respectively) for the third quarter of fiscal 2009. The company reported income before income taxes of $643,000, which includes restructuring and related charges of $774,000 (of which $224,000 and $550,000 represent non-cash and cash charges, respectively) for the third quarter of fiscal 2008.

For the nine months ended February 1, 2009, net sales decreased 18% to $156.2 million compared with $190.0 million for the nine months ended January 27, 2008. The company reported a net loss of $40.5 million, or $3.20 per diluted share, for the nine months ended February 1, 2009. The net loss of $40.5 million includes a non-cash income tax charge of $30.5 million, or $2.41 per diluted share, for the establishment of a valuation allowance against our net deferred tax assets regarding our U.S. and China operations. The company reported net income of $3.3 million, or $0.26 per diluted share, for the nine months ended January 27, 2008. The company reported a loss before income taxes of $9.1 million, which includes restructuring and related charges of $13.0 million (of which $11.5 million and $1.5 million represent non-cash and cash charges, respectively) for the nine months ended February 1, 2009. The company reported income before income taxes of $3.4 million, which includes restructuring and related charges of $2.3 million (of which $1.0 million and $1.3 million represent non-cash and cash charges, respectively) for the nine months ended January 27, 2008.

Restructuring and Related Charges

September 2008 Upholstery Fabrics Restructuring Plan

On September 3, 2008, the board of directors approved changes to the upholstery fabric operations, including the consolidation of facilities in China and the reduction of excess manufacturing capacity. These actions were in response to the extremely challenging industry conditions for upholstery fabrics. Restructuring and related charges for this plan totaled $9.6 million (for the nine months ended February 1, 2009), of which $6.6 million related to impairment charges on equipment and leasehold improvements, $2.1 million for accelerated depreciation, $466,000 for lease termination and other exit costs, $480,000 for inventory markdowns, $35,000 for employee termination benefits, and $19,000 for other operating costs associated with closed plant facilities. The plant closings associated with this restructuring plant were substantially completed by the end of the second quarter of fiscal 2009.

Three months ended February 1, 2009 compared with Three Months Ended January 27, 2008

During the third quarter of fiscal 2009, total restructuring and related charges were $777,000, of which $322,000 pertains to inventory markdowns, $234,000 for lease termination and other exit costs (primarily associated with the sale of the company’s corporate headquarters), $148,000 for write-downs of equipment, $53,000 for other operating costs associated with closed plant facilities, and $20,000 for employee termination benefits. Of this total charge, $358,000, $17,000, and $402,000 are included in cost of sales, selling, general, and administrative expense and restructuring expense in the 2009 Consolidated Statement of Operations. These charges primarily related to the December 2006 Upholstery Fabrics Restructuring plan.

During the third quarter of fiscal 2008, total restructuring and related charges were $774,000, of which $238,000 represents employee termination benefits, $231,000 for other operating costs associated with closed plant facilities, $131,000 for inventory markdowns, $93,000 for a write-down of a building, $68,000 for lease termination and other exit costs, $57,000 for asset movement costs, and a credit of $44,000 for sales proceeds received on equipment with no carrying value. Of this total charge, $349,000, $13,000, and $412,000 are included in cost of sales, selling, general, and administrative expense and restructuring expense in the 2008 Consolidated Statement of Net Income. These charges primarily related to the December 2006 Upholstery Fabrics Restructuring plan.

Nine months ended February 1, 2009 compared with Nine Months Ended January 27, 2008

During the nine months ended February 1, 2009, total restructuring and related charges were $13.0 million, of which $8.0 million related to fixed asset impairments (see below paragraph for components of this impairment charge recorded for the nine months ended February 1, 2009), $2.1 million related to accelerated depreciation in connection with the consolidation of plant facilities in China, $1.4 million for inventory markdowns, $797,000 for employee termination benefits, $681,000 for lease termination and other exit costs primarily related to the consolidation of plant facilities in China and the sale of the company’s corporate headquarters, and $84,000 for other operating costs associated with closed plant facilities. Of the total $13.0 million restructuring and related charges, $3.6 million, $21,000, and $9.4 million were recorded in cost of sales, selling, general, and administrative expense, and restructuring expense in the 2009 Consolidated Statement of Operations. Of the total $13.0 million restructuring and related charges, $9.6 million and $3.4 million pertained to the September 2008 Upholstery Fabrics and December 2006 Upholstery Fabrics restructuring plans, respectively.

This $8.0 million restructuring charge represents impairments of $2.2 million for fixed assets that were abandoned in connection with the consolidation of certain plant facilities in China and $774,000 for a reduction in the selling price of the company’s corporate headquarters to $4.0 million (Note 16). The company's corporate headquarters building was sold for $4.0 million in the third quarter of fiscal 2009. Also, during the course of the company’s strategic review in the second quarter of fiscal 2009 of its upholstery fabrics business, the company assessed the recoverability of the carrying value of its upholstery fabric fixed assets that are being held and used in operations. This strategic review resulted in impairment losses of $4.4 million and $531,000 for fixed assets located in China and the U.S., respectively. In addition, the company incurred impairment losses totaling $115,000 for assets held for sale associated with its U.S. upholstery fabric operations. These losses reflect the amounts by which the carrying values of these fixed assets exceeded their estimated fair values determined by their estimated future undiscounted cash flow and quoted market prices.

During the nine months ended January 27, 2008, total restructuring and related charges were $2.3 million, of which $985,000 related to other operating costs associated with closed plant facilities, $612,000 for lease termination and other exit costs, $535,000 for inventory markdowns, $482,000 for write-downs of buildings and equipment, $184,000 for asset movement costs, a credit of $160,000 for employee termination benefits, and a credit of $359,000 for sales proceeds received on equipment with no carrying value. Of this total charge, $1.4 million, $65,000, and $759,000 was recorded in cost of sales, selling, general, and administrative expense, and restructuring expense in the 2008 Consolidated Statement of Net Income. These charges primarily relate to the December 2006 Upholstery Fabrics restructuring plan.

Mattress Fabrics Segment

Asset Acquisition

Pursuant to an Asset Purchase Agreement among the company, Bodet & Horst USA, LP and Bodet & Horst GMBH & Co. KG (collectively “Bodet & Horst”) dated August 11, 2008, the company purchased certain assets and assumed certain liabilities of the knitted mattress fabric operation of Bodet & Horst, including its manufacturing operation in High Point, North Carolina. This purchase has allowed the company to have a vertically integrated manufacturing platform in all major product categories of the mattress fabrics industry. The purchase involved the equipment, inventory, and intellectual property associated with the High Point manufacturing operation, which has served as the company’s primary source of knitted mattress fabric for six years. Demand for this product line has grown significantly, as knits are increasingly being utilized on mattresses at volume retail price points. The purchase price for the assets was cash in the amount of $11.4 million, which included an adjustment of $477,000 for changes in working capital as defined in the Asset Purchase Agreement, and the assumption of certain liabilities. Also, in connection with the purchase, the company entered into a six-year consulting and non-compete agreement with the principal owner of Bodet & Horst, providing for payments to the owner in the amount of $75,000 per year to be paid in quarterly installments (of which $50,000 and $25,000 will be allocated to the non-compete covenant and consulting fees, respectively) for the agreement’s full six-year term.

The acquisition was financed by $11.0 million of unsecured notes pursuant to a Note Purchase Agreement (“2008 Note Agreement”) dated August 11, 2008. The 2008 Note Agreement has a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning three years from the date of the 2008 Note Agreement. The 2008 Note Agreement contains customary financial and other covenants as defined in the 2008 Note Agreement.

In connection with the 2008 Note Agreement, the company entered into a Consent and Fifth Amendment (the “Consent and Amendment”) that amends the previously existing unsecured note purchase agreements. The purpose of the Consent and Amendment was for the existing note holders to consent to the 2008 Note Agreement and to provide that certain financial covenants in favor of the existing note holders would be on the same terms as those contained in the 2008 Note Agreement.

In connection with the asset purchase agreement, the company assumed the lease of the building where the operation is located. This lease is with a partnership owned by certain shareholders and officers of the company and their immediate families. The lease provides for monthly payments of $12,704, expires on June 30, 2010, and contains a renewal option for an additional three years. As of February 1, 2009, the minimum lease payment requirements over the next three fiscal years are: FY 2009 – $38,000; FY 2010 - $152,000; and FY 2011 - $25,000.

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

(dollars in thousands)	Fair Value
Inventories	$1,439
Other current assets	17
Property, plant, and equipment	3,000
Non-compete agreement	756
Goodwill	7,479
Accounts payable	(1,291)
$11,400

Of the total consideration paid of $11,400, $11,365 and $35 was paid in fiscal 2009 and 2008, respectively.

The company recorded the non-compete agreement at its fair value based on various valuation techniques. This non-compete agreement will be amortized on a straight-line basis over the six-year life of the agreement. Property, plant, and equipment will be depreciated on a straight-line basis over useful lives ranging from five to fifteen years. Goodwill is deductible for income tax purposes over the statutory period of fifteen years.

The following unaudited pro forma consolidated results of operations for the three month and nine month periods ending February 1, 2009, and January 27, 2008, have been prepared as if the acquisition of Bodet & Horst had occurred at April 30, 2007.

	Three months ended
(dollars in thousands)	February 1, 2009	January 27, 2008
Net Sales	$44,592	$60,482

Income from operations	671	1,531

Net (loss) income	(450)	940

Net (loss) income per share, basic	(0.04)	0.07

Net (loss) income per share, diluted	(0.04)	0.07

	Nine months ended
(dollars in thousands)	February 1, 2009	January 27, 2008
Net Sales	$156,176	$190,048

(Loss) income from operations	(6,694)	8,919

Net (loss) income	(40,302)	5,156

Net (loss) income per share, basic	(3.19)	0.41

Net (loss) income per share, diluted	(3.19)	0.40

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Net Sales -- Mattress fabrics (known as mattress ticking) net sales for the third quarter of fiscal 2009 were $25.2 million, an 18% decrease compared with $30.9 million for the third quarter of fiscal 2008. On a unit volume basis, total yards sold for the third quarter of fiscal 2009 decreased by 20% compared with the third quarter of fiscal 2008. For the nine months ended February 1, 2009, net sales were $88.8 million, a 14% decrease compared to $103.4 million for the nine months ended January 27, 2008. On a unit volume basis, total yards sold for the nine months ended February 1, 2009, decreased by 16% compared to the nine months ended January 27, 2008. These trends reflect the weak retail environment for the mattress fabrics industry due to decreased consumer spending and the planned discontinuance of certain products from the ITG acquistion completed in January 2007. In response to this environment, the company is carefully managing its inventories and taking the necessary steps to reduce operating costs.

The average selling price of $2.46 for the third quarter of fiscal 2009 increased 2% from the average selling price of $2.42 for the third quarter of fiscal 2008. The average selling price of $2.47 for the nine months ended February 1, 2009 increased 2% from the average selling price of $2.42 for the nine months ended January 27, 2008. This trend reflects the continued shift to knitted mattress fabrics with a higher selling price.

Mattress fabric net sales represented 57% of the company’s net sales for the three month and nine month periods ended February 1, 2009. Mattress fabric net sales represented 51% and 54% for the company’s net sales for both the three month and nine month periods ended January 27, 2008.

Operating Income -- For the third quarter of fiscal 2009, the mattress fabrics segment reported operating income of $2.2 million, or 8.9% of net sales, compared to $2.6 million, or 8.5% of net sales, for the third quarter of fiscal 2008. For the nine months ended February 1, 2009, the mattress fabrics segment reported operating income of $9.7 million, or 10.9% of net sales compared to $10.3 million, or 9.9% of net sales for the nine months ended January 27, 2008.

Selling, general, and administrative expenses were $1.9 million, or 7.7% of net sales in the third quarter of fiscal 2009, compared with $1.6 million, or 5.1% of net sales in the third quarter of fiscal 2008. Selling, general, and administrative expenses were $5.9 million, or 6.6% of net sales for the nine months ended February 1, 2009, compared with $5.7 million, or 5.6% of net sales for the nine months ended January 27, 2008. These increases in selling, general, and administrative expenses are primarily related to the year over year change in bad debt expense.

Despite the significant decline in net sales for the first nine months fiscal 2009, operating margins in mattress fabrics increased to 10.9 % in fiscal 2009 compared with 9.9% in the first nine months fiscal 2008. During fiscal 2009, we completed a $5.0 million capital project to significantly strengthen our woven fabrics manufacturing operations and provide further reactive capacity to our customers. Additionally, the expanded capacity this capital project provides should effectively position the company to pursue future growth opportunities. In addition, the recent acquisition of the knitted mattress fabrics operation of Bodet & Horst has been successfully integrated into our operations and further enhances the company’s strong service platform with improved supply logistics from pattern inception to fabric delivery, allowing accelerated responsiveness and greater stability. With the weaving expansion and the completion of the Bodet & Horst acquisition, the company now has a large and modern, vertically integrated manufacturing platform in all major product categories of the mattress fabrics industry.

Segment assets -- Segment assets consist of accounts receivable, inventory, assets held for sale, non-compete agreements associated with the ITG and Bodet & Horst acquisitions, goodwill, and property, plant, and equipment. As of February 1, 2009 accounts receivable and inventory totaled $22.7 million compared with $27.6 million at April 27, 2008.  As of February 1, 2009, and April 27, 2008, the carrying value of assets held for sale was consisted of equipment totaling $35,000. This equipment was sold in February 2009 for its carrying value.

As of February 1, 2009 and April 27, 2008, the carrying value of the non-compete agreements was $1.3 million and $789,000, respectively. As of February 1, 2009, and April 27, 2008, the carrying value of the segment’s goodwill was $11.6 million and $4.1 million, respectively. The increase in the carrying value of the non-compete agreements and goodwill pertains to the Bodet & Horst acquisition.

Also as of February 1, 2009, property, plant and equipment totaled $24.2 million compared with $21.5 million at April 27, 2008. This increase reflects the completion of the $5.0 million capital project and property, plant, and equipment purchased in connection with the Bodet & Horst acquisition. The $24.2 million at February 1, 2009, represents property, plant, and equipment of $16.8 million and $7.4 million located in the U.S. and Canada, respectively. The $21.5 million at April 27, 2008, represents property, plant, and equipment of $13.1 million and $8.4 million located in the U.S. and Canada, respectively.

Upholstery Fabrics Segment

Net Sales -- Upholstery fabric net sales (which include both fabric and cut and sewn kits) for the third quarter of fiscal 2009 were $19.4 million, a 35% decline compared with $29.6 million in the third quarter of fiscal 2008. On a unit volume basis, total yards sold (which excludes fabric used in cut and sewn kits) for the third quarter of fiscal 2009 decreased by 38% compared with the third quarter of fiscal 2008. The average selling price of $4.13 for the third quarter of fiscal 2009 decreased 2% from the average selling price of $4.23 compared with the third quarter of fiscal 2008. For the nine months ended February 1, 2009, upholstery fabric net sales (which include both fabric and cut and sewn kits) were $67.4 million, a 22% decline compared with $86.6 million for the nine months ended January 27, 2008. On a unit volume basis, total yards sold (which exclude fabric used in cut and sewn kits) for the nine months ended February 1, 2009 decreased by 26% compared with the nine months ended January 27, 2008. The average selling price of $4.30 for the nine months ended February 1, 2009 increased 2% from the average selling price of $4.23 for the nine months ended January 27, 2008.

Upholstery fabrics sales reflect very weak demand industry wide, as well as continued soft demand for U.S. produced upholstery fabrics, driven by consumer preference for leather and suede furniture and other imported furniture and fabrics. Net sales of upholstery fabrics produced outside the company’s U.S. manufacturing operations were $15.4 million in the third quarter of fiscal 2009, a decrease of 24% from $20.2 million in the third quarter of fiscal 2008. Net sales of upholstery fabrics produced outside the company’s U.S. manufacturing operations were $50.9 million for the nine months ended February 1, 2009, a decrease of 9% from $56.0 million for the nine months ended January 27, 2008. Net sales of U.S. produced upholstery fabrics were $4.0 million in the third quarter of fiscal 2009, a decrease of 57% from $9.4 million in the third quarter of fiscal 2008. Net sales of U.S. produced upholstery fabrics were $16.5 million for the nine months ended February 1, 2009, a decrease of 46% from $30.6 million for the nine months ended January 27, 2008.

Operating Income (Loss) – The upholstery fabrics segment had operating income of $51,000 for the third quarter of fiscal 2009 compared with an operating loss of $804,000 in the second quarter of fiscal 2009, and an operating loss of $1.4 million in the first quarter of fiscal 2009. Operating income was $395,000 for the third quarter of fiscal 2008. These results reflect the following major actions as part of the profit improvement plan initiated during the second quarter of fiscal 2009:

•
Consolidated our China operations into fewer facilities and reduced excess manufacturing capacity, expected to realize a savings of $3.0 million on an annualized basis. (See Restructuring and Related Charges section for further details)

•
Implemented a 30% reduction in selling, general and administrative expenses, which is expected to reduce these costs by $3.0 million on an annual basis. Selling general and administrative expenses were $1.9 million in the third quarter of fiscal 2009, a decrease of 33% from $2.8 million in the third quarter of fiscal 2008. Selling, general and administrative expenses were $6.4 million for the nine months ended February 1, 2009, a decrease of 27% from $8.9 million for the nine months ended January 27, 2008.

•	Reduced base compensation for senior management of the upholstery fabrics segment.

•	Significantly reduced the cost structure of our U.S. velvet operations located in Anderson, SC.

•
Implemented a modest price increase on certain upholstery fabrics; and wherever possible, obtained price concessions from suppliers on certain high volume items where we could not increase our selling prices.

•	Focus on improved inventory management. Inventory was $10.1 million at February 1, 2009, a decrease of 52% from $20.8 million at April 27, 2008.

The upholstery fabrics segment had an operating loss of $2.2 million for the nine months ended February 1, 2009 compared with operating income of $1.0 million for the nine months ended January 27, 2008.  These results reflect decreased consumer demand for upholstery fabric sales (mostly for U.S. produced goods) due to the uncertain economy, depressed housing market, and credit crisis.

Management remains cautiously optimistic about the company's long-term prospects in the upholstery fabrics business because of the following: a) we have been receiving significantly higher fabric placements, including cut and sewn kits; b) a declining and weakening set of competitors due to the challenging economic environment in both the U.S. and China; c) we have established a mature and scalable model in China that is vertically integrated by way of a network of key manufacturing partners that we have developed over several years; and d) the results achieved to date from the profit improvement plan. While these are all favorable indicators, management remains committed to taking additional steps if necessary to address the low profitability of the company’s upholstery fabric operations, regardless of prevailing economic and business conditions. The company could experience additional inventory markdowns and further restructuring charges in the upholstery fabric operations if sales and profitability continue to decline and further restructuring actions become necessary.

Segment Assets -- Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and assets held for sale.  As of February 1, 2009, accounts receivable and inventory totaled $16.9 million compared to $34.9 million at April 27, 2008. This decline reflects lower sales volume and improved working capital management. As of February 1, 2009, the upholstery fabrics segment reported no carrying value with regards to property, plant, and equipment. Property, plant, and equipment totaled $10.7 million at April 27, 2008. This decline reflects restructuring charges of $8.0 million for fixed asset impairments, $2.1 million related to accelerated depreciation in connection with the consolidation of plant facilities in China, and reclassification of property plant, and equipment to assets held for sale.

At February 1, 2009 and April 27, 2008, this segment had assets held for sale with a carrying value of $1.6 million and $792,000, respectively. Assets held for sale represents a building and certain equipment associated with our U.S. upholstery fabric operations. We expect that the final sale and disposal of these assets will be completed within a year from the date the plan of sale was adopted.

Other Income Statement Categories

Selling, General and Administrative Expenses – Selling, general, and administrative expenses (SG&A) for the company as a whole were $4.7 million for the third quarter of fiscal 2009 compared with $5.1 million for the third quarter of fiscal 2008, a decrease of 8.6%. This trend primarily reflects the company’s restructuring efforts and profit improvement plan associated with its upholstery fabric operations, offset by increases in the allowance for doubtful accounts and accrued bonuses. The increase in accrued bonuses reflects the achievement of performance targets related to free cash flow. As a percent of net sales, SG&A expenses were 10.5% in the third quarter of fiscal 2009 compared with 8.5% in the third quarter of fiscal 2008. This trend reflects lower sales volume and the increases in the allowance for doubtful accounts and accrued bonuses mentioned above.

SG&A expenses for the company as a whole were $14.5 million for the nine months ended February 1, 2009 compared with $17.3 million for the nine months ended January 27, 2008, a decrease of 16%. This trend primarily reflects the company’s restructuring efforts and profit improvement plan associated with its upholstery fabric operations. As a percent of net sales, SG&A expenses were 9.3% for the nine months ended February 1, 2009 compared with 9.1% for the nine months ended January 27, 2008.

Interest Expense (Income) -- Interest expense for the third quarter of fiscal 2009 was $646,000 compared to $753,000 for the third quarter of fiscal 2008. Interest expense for the nine months ended February 1, 2009 was $1.7 million compared to $2.4 million for the nine months ended January 27, 2008. This trend primarily reflects lower outstanding balances on our existing unsecured term notes, a decrease in interest rates or partially offset by interest expense incurred on the $11.0 unsecured note used to finance the Bodet & Horst acquisition.

Interest income was $20,000 for the third quarter of fiscal 2009 compared to $77,000 for the third quarter of fiscal 2008. Interest income for the nine months ended February 1, 2009, was $75,000 compared to $197,000 for the nine months ended January 27, 2008. This trend reflects the significant reduction in money market interest rates during fiscal 2009.

Other (Income) Expense – Other expense for the third quarter of fiscal 2009 was $28,000 compared with other income of $72,000 for the third quarter of fiscal 2008. Other income for the nine months ended February 1, 2009 was $207,000 compared with other expense of $625,000 for the nine months ended January 27, 2008. This change primarily reflects fluctuations in foreign currency exchange rates for subsidiaries domiciled in China and Canada.

Income Taxes

Effective Income Tax Rate

The effective income tax rate (income taxes as a percentage of (loss) income before income taxes) for the nine month periods ended February 1, 2009 and January 27, 2008 were 345.7% and 3.1%, respectively. The change in our effective income tax rate during fiscal 2009 was primarily attributable to the recording of a $30.5 million valuation allowance against our net deferred tax assets regarding our U.S. and China operations, changes in the value of the Canadian dollar in relation to the U.S. dollar, and provision for uncertain income tax positions. The company’s effective income tax rate for the nine month periods ended February 1, 2009 and January 27, 2008, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be impacted over the fiscal year by the mix and timing of actual earnings from the company’s U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

Deferred Income Taxes

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, we evaluate our deferred income taxes to determine if a valuation allowance is required. SFAS No. 109 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. The significant uncertainty in current and expected demand for furniture and mattresses, along with the prevailing uncertainty in the overall economic climate, has made it very difficult to forecast both short-term and long-term financial results, and therefore, present significant negative evidence as to whether we need to record a valuation allowance against our net deferred tax assets. Based on this significant negative evidence, we have recorded a $30.5 million valuation allowance, of which, $28.8 million and $1.7 million were against the net deferred tax assets of our U.S. and China operations, respectively. The company’s net deferred tax asset primarily resulted from the recording of the income tax benefit of U.S. income tax loss carryforwards over the last several years, which totals approximately $75.0 million. This non-cash charge of $30.5 million has no effect on the company’s operations, loan covenant compliance, or the possible utilization of the U.S. income tax loss carryforwards in the future. If and when the company utilizes any of these U.S. income tax loss carryforwards to offset future U.S. taxable income, the income tax benefit would be recognized at that time.

At February 1, 2009, the remaining net deferred tax liability of $1.2 million pertains to our operations in Canada.

Uncertainty In Income Taxes

At February 1, 2009, the company had $5.6 million of total gross unrecognized tax benefits, of which $5.2 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. Of the total gross unrecognized tax benefits of $5.6 million as of February 1, 2009, $4.9 million and $747,000 are classified in net non-current deferred income taxes and income taxes payable –long-term in the accompanying consolidated balance sheets.

The company anticipates that the amount of unrecognized tax benefits will increase by approximately $1.1 million for fiscal 2009 and $274,000 for the fourth quarter of fiscal 2009. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

Liquidity and Capital Resources

Liquidity – Our sources of liquidity include cash and cash equivalents, cash flow from operations, assets held for sale, and amounts available under its unsecured revolving credit lines.  These sources have been adequate for day-to-day operations. We believe our sources of liquidity continue to be adequate to meet the company's needs.

Cash and cash equivalents as of February 1, 2009, were $15.8 million compared with $4.9 million as of April 27, 2008. The company’s cash position reflects cash flow from operations of $14.8 million for the nine months ended February 1, 2009, of which, $7.9 million was generated in the third quarter of fiscal 2009.  Cash flow from operations was $14.8 million for the nine months ended January 27, 2008. The company’s cash flow of operations for fiscal 2009 was comparable to fiscal 2008, despite a year over year decrease in net sales of 18%. This reflects consistent profitability in mattress fabrics and the company’s focus on working capital management in both segments. The company’s cash position also reflects cash outlays for capital expenditures of $1.7 million, payments on vendor-financed capital expenditures of $962,000, payments on a capital lease obligation of $586,000, and long-term debt payments totaling $4.3 million for the nine months ended February 1, 2009. Of the total long-term debt payments totaling $4.3 million, $4.0 million represent payments on long-term debt from the sales proceeds of the company’s corporate headquarters (see below). The company also paid $11.4 million for the acquisition of the knitted mattress fabrics operation of Bodet & Horst, which was financed through $11.0 million in cash proceeds from the issuance of long-term debt.

The company is taking further steps to support its liquidity, including our ongoing efforts to improve working capital turnover, sell certain assets, further reduce selling, general, and administrative expenses, and pay down long-term debt. At February 1, 2009, our total debt (which includes current maturities of long-term debt, revolving lines of credit, and long-term debt) was $28.1 million compared with $33.4 million at January 27, 2008. In early February 2009 (the company's fourth quarter of fiscal 2009), we made a $4.0 million prepayment on our $7.2 million principal payment due in March with regards to our existing unsecured term notes. Following the remaining $3.2 million payment due in March, the company’s total debt will be $21.0 million at the end of fiscal 2009. The next scheduled long-term debt payment is $7.1 million due in March 2010.

The company’s total debt of $28.1 million is unsecured. In addition, we have unsecured revolving lines of credit of $6.5 million and $4.0 million in the U.S. and China, respectively. At February 1, 2009, there were no borrowings under these revolving lines of credit. At February 1, 2009, total debt less cash was $12.3 million compared with $23.7 million at November 2, 2008 (end of second quarter fiscal 2009). This decrease resulted from cash flow from operations and the sale of the company’s corporate headquarters.

The company's cash position may be adversely affected by factors beyond its control, such as weakening industry demand, delays in receipt of payment on accounts receivable, the availability of  trade credit, and income tax payments in foreign jurisdictions (China and Canada) that are paid in its local currency.

Corporate Headquarters Office Space

Effective January 29, 2009 the company entered into an agreement providing for the sale of its corporate headquarters building in High Point, North Carolina, for a purchase price of $4.0 million.  The agreement allows the company to lease the building back under an operating lease from the purchaser for an initial term of approximately three years expiring on March 31, 2012 and is payable in monthly installments of $30,020, plus approximately two-thirds of the building’s normal occupancy costs. The contract contains renewal options as defined in the agreement for periods from April 1, 2012 through September 30, 2015 and October 1, 2015 through March 31, 2019. As of February 1, 2009, the minimum lease payments (excluding other operating costs) under this operating lease are: FY 2009 - $90,060; FY 2010 - $360,240, FY 2011 - $360,240, and FY 2012 - $330,220.

The proceeds of the sale were used to pay off the remaining balance of the first real estate loan totaling $3.7 million and $344,000 on the unsecured term loan associated with the ITG acquisition. In connection with this disposal, the company determined that its carrying value of their corporate headquarters building was more than its fair value, less cost to sell. Consequently, the company recorded an impairment charge of $774,000 in restructuring expense in the 2009 Consolidated Statement of Loss.

Working Capital -- Accounts receivable as of February 1, 2009 decreased $9.2 million, or 39%, in comparison to January 27, 2008.  This decrease is primarily related to the decrease in sales volume in the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008, tighter management of accounts receivable, and customers associated with the mattress fabric segment taking advantage of cash discounts offered by the company. Days sales outstanding totaled 27 and 33 days at February 1, 2009 and January 27, 2008, respectively. Inventories as of February 1, 2009, decreased $12.5 million or 33% in comparison to January 27, 2008.  This decrease in inventories primarily reflects lower sales volume in the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008 and tighter inventory management.  Inventory turns for the third quarter of fiscal 2009 were 6.0 versus 5.6 for the third quarter of fiscal 2008.  Operating working capital (comprised of accounts receivable and inventories, less accounts payable) was $27.0 million at February 1, 2009, down from $42.3 million at January 27, 2008. Working capital turnover was 6.2 and 5.7 at February 1, 2009 and January 27, 2008, respectively.

Financing Arrangements

Unsecured Term Notes- Bodet & Horst Acquisition

In connection with the Bodet & Horst Asset Purchase Agreement, the company entered into the 2008 Note Agreement dated August 11, 2008. The 2008 Note Agreement provides for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning three years from the date of the 2008 Note Agreement (August 11, 2011). The 2008 Note Agreement contains customary financial and other covenants as defined in the 2008 Note Agreement.

Unsecured Term Notes- Existing

The company’s existing unsecured term notes have a fixed interest rate of 8.80% (payable semi-annually in March and September and subject to prepayment provisions each fiscal quarter as defined in the agreement) and are payable over an average remaining term of 1.1 years through March 2010.  The principal payments are required to be paid in annual installments over the next two years as follows: March 2009 - $7.2 million; and March 2010 - $7.1 million. Of the $7.2 million due in March 2009, $4.0 million was paid in February 2009.

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

Unsecured Term Note –ITG Acquisition

In connection with the ITG acquisition, the company obtained a term loan in the amount of $2.5 million. This term loan was secured by a lien on the company’s corporate headquarters office located in High Point, North Carolina and incurred interest at the one-month LIBOR plus an adjustable margin, as defined in the agreement.

In connection with the sale of the company’s corporate headquarters on January 29, 2009, the company used the sales proceeds to pay off the remaining balance of the first real estate loan totaling $3.7 million and $344,000 on the term loan associated with the ITG acquisition. Also, in connection with the sale of the company’s corporate headquarters, the company’s term loan associated with the ITG acquisition became an unsecured loan, subject to a one percent increase in the interest rate. This unsecured loan bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 3.47% at February 1, 2009) as defined in the agreement. The remaining principal payment of $2.2 million is to be paid in one repayment on June 30, 2010.

Revolving Credit Agreement – United States

The company has an unsecured credit agreement that provides for a revolving loan commitment of $6.5 million, including letters of credit up to $5.5 million. This agreement bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 2.83% at February 1, 2009) as defined in the agreement. As of February 1, 2009, there were $925,000 in outstanding letters of credit related to workers compensation and no borrowings were outstanding under the agreement.

On November 3, 2008, the company entered into a thirteenth amendment to this revolving credit agreement. This amendment extended the expiration date to December 31, 2009, amended its financial covenants as defined in the agreement, and provided for a cross default based on an “Event of Default” under the company’s unsecured term note agreements (existing and Bodet & Horst).

Revolving Credit Agreement – China

The company’s China subsidiary has an unsecured revolving credit agreement with a bank in China to provide a line of credit available up to approximately $5.0 million, of which approximately $1.0 million includes letters of credit. This agreement bears interest at a rate determined by the Chinese government. There were no borrowings or letters of credit outstanding under the agreement as of February 1, 2009.

Canadian Government Loan

The company has an agreement with the Canadian government for a term loan that is non-interest bearing and is payable in 48 equal monthly installments commencing December 1, 2009. The proceeds were used to partially finance capital expenditures at the company’s Rayonese facility located in Quebec, Canada.

Overall

The company’s loan agreements require that the company maintain compliance with certain financial covenants. At February 1, 2009, the company was in compliance with these financial covenants.

As of February 1, 2009, the principal payment requirements of long-term debt during the next five years are: Year 1 – $7.2 million; Year 2 - $9.5 million; Year 3 - $2.4 million; Year 4 - $2.3 million; Year 5 - $2.3 million; and thereafter - $4.4 million.

Capital Expenditures

Capital expenditures on an accrual and cash basis for the nine months ended February 1, 2009 were $2.7 million and $1.7 million, respectively. The capital spending of $2.7 million consisted of $2.3 million from the mattress fabrics segment and $402,000 from the upholstery fabrics segment. Depreciation expense for the nine months ended February 1, 2009 was approximately $5.7 million, of which $2.6 million related to the mattress fabrics segment and $3.1 million related the upholstery fabrics segment. The $3.1 million in depreciation expense related to the upholstery fabrics segment includes $2.1 million in accelerated depreciation in connection with the consolidation of certain plant facilities located in China.

The company currently expects total capital expenditures on an accrual and cash basis in fiscal 2009 to be approximately $3.0 million and $2.0 million, respectively. The capital spending of $3.0 million primarily relates to the mattress fabrics segment. The company currently estimates depreciation expense to be $6.8 million for fiscal 2009, of which $3.7 million relates to the mattress fabrics segment and $3.1 million relates to the upholstery fabrics segment (which includes $2.1 million in accelerated depreciation in connection with the consolidation of certain plant facilities in China). The company expects the availability of funds from cash flow from operations and its revolving credit lines to fund its remaining capital needs.

For fiscal 2010, the company currently expects total capital expenditures on a cash basis to be approximately $2.5 million. In addition, payments on vendor financed arrangements and the capital lease obligation will be $1.5 million in fiscal 2010. For fiscal 2010, the company currently expects depreciation expense to be approximately $4.0 million.

The company has certain vendor financed arrangements regarding capital expenditures that bear interest with fixed interest rates ranging from 6% to 7.14%. At February 1, 2009 and April 27, 2008, the company had total amounts due regarding capital expenditures totaling $1.6 million and $3.0 million, respectively. The payment requirements of these arrangements during the next three years are: Year 1 - $725,000; Year 2 - $725,000; and Year 3 - $187,000.

In May 2008, the company entered into a capital lease to finance a portion of the construction of certain equipment related to its mattress fabrics segment. The lease agreement contains a bargain purchase option and bears interest at 8.5%. The lease agreement requires principal payments totaling $1.4 million which commenced on July 1, 2008, and are being paid in quarterly installments through April 2010. This agreement is secured by equipment with a carrying value of $2.4 million. The principal payments required over the next two years are as follows: Year 1 - $692,000; and Year 2 - $107,000.

Critical Accounting Policies and Recent Accounting Developments

Significant accounting policies adopted by the company in fiscal 2009 are as follows:

Fair Value Measurements:

The company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) for financial assets and liabilities and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), on April 28, 2008. SFAS 157 (1) creates a single definition of fair value, (2) establishes a framework for measuring fair value, and (3) expands disclosure requirements about items measured at fair value. SFAS 157 applies to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements. SFAS 157 does not change existing accounting rules governing what can or what must be recognized and reported at fair value in the company’s financial statements, or disclosed at fair value in the company’s notes to the financial statements. Additionally, SFAS 157 does not eliminate practicability exceptions that exist in accounting pronouncements amended by SFAS 157 when measuring fair value. As a result, the company will not be required to recognize any new assets or liabilities at fair value.

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

SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the company’s assumptions (unobservable inputs). Determining where an asset or liability falls within that hierarchy depends on the lowest level input that is significant to the fair measurement as a whole. An adjustment to the pricing method used within either level 1 or level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The hierarchy consists of three broad levels as follows:

Level 1 – Quoted market prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than level 1 inputs that are either directly or indirectly observable, and

Level 3 – Unobservable inputs developed using the company’s estimates and assumptions, which reflect those that market participants would use.

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

	Fair value measurements at February 1, 2009 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
None	Not applicable	Not applicable	Not applicable	Not applicable
Liabilities:
Interest Rate Swap Agreement	Not applicable	113	Not applicable	113
Canadian Foreign Exchange Contract	Not applicable	1	Not applioable	1

As shown above, the interest rate swap agreement and Canadian foreign exchange contract derivative instruments are valued based on fair values provided by the company’s bank and is classified within level 2 of the fair value hierarchy.  The determination of where an asset or liability falls in the hierarchy requires significant judgment. The company evaluates its hierarchy disclosures each quarter based on various factors and it is possible that an asset or liability may be classified differently from quarter to quarter. However, the company expects that changes in classifications between different levels will be rare.

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

Some financial statement preparers have reported difficulties in applying SFAS 157 to certain nonfinancial assets and nonfinancial liabilities, particularly those acquired in business combinations and those requiring a determination of impairment. To allow the time to consider the effects of the implementation issues that have arisen, the FASB issued FSP FAS 157-2 (“FSP 157-2”) on February 12, 2008 to provide a one-year deferral of the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). As a result of FSP 157-2, the company has not yet adopted SFAS 157 for nonfinancial assets and liabilities that are valued at fair value on a non-recurring basis. FSP 157-2 is effective for the company in fiscal 2010 and the company is evaluating the impact that the application of SFAS 157 to those nonfinancial assets and liabilities will have on its financial statements.

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

Recently Issued Accounting Standards

FASB Statement of Financial Accounting Standards No. 141(R)

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007) “Business Combinations.” SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008. This statement is effective for the company in fiscal 2010 and is not expected to have a material effect on our consolidated financial statements to the extent we do not enter into a business acquisition subsequent to adoption.

FASB Statement of Financial Accounting Standards No. 160

The FASB issued SFAS No. 160,”Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application is prohibited. SFAS No. 160 requires that accounting and reporting minority interests will be re-characterized as non-controlling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements and disclosures that clearly identify and distinguish between interests of the parent and the interests of the non-controlling owners. This statement applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for interim periods beginning in fiscal 2010 and is not expected to have a material effect on our consolidated financial statements to the extent we do not obtain a non-controlling interest in an entity subsequent to adoption.

FASB Statement of Financial Accounting Standards No. 161

The FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS No. 161”). It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The objective of this statement is to require enhanced disclosures about an entity’s derivative and hedging activities and to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows requires disclosure of the fair values of derivative instruments and their gains and losses in tabular format and derivative features that are credit risk related.

This statement will be effective for the fourth quarter of fiscal 2009 and it will require expanded disclosure of our hedging activities.

FASB Staff Position No. 142-3

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). The guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations”, and other guidance under U.S. generally accepted accounting principles (GAAP). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. This statement is effective for the company in fiscal 2010 and is not expected to have a material effect on our consolidated financial statements to the extent we do not enter into a business acquisition subsequent to adoption.

FASB Staff Position EITF 03-6-1

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities , (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that unvested share-based payment awards containing non-forfeited rights to dividends be included in the computation of earnings per common share. The adoption of FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years, retrospective application is required.

This statement will be effective beginning with our first quarter of fiscal 2010 and will require us to include unvested shares of our share-based payment awards containing non-forfeited rights to dividends into our calculation of earnings per share.    This statement is not expected to have a material effect on our consolidated financial statements to the extent we do not enter share-based payment awards that contain non-forfeited rights to dividends.

FASB Staff Position FAS 140-4 and FIN 46(R)-8:

In December 2008, the FASB issued FASB Staff Position ("FSP") FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until the pending amendments to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, are finalized and approved by the Board. The FSP amends Statement 140 to require public entities to provide additional disclosures about transferors' continuing involvements with transferred financial assets. It also amends Interpretation 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.

These requirements had no impact on our consolidated financial statements or disclosures.

FASB Staff Position FAS 132R-1

In December 2008, FASB issued FASB Staff Position (“FSP”) FAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets.   This document expands the disclosures related to postretirement benefit plan assets to include disclosures concerning a company’s investment policies for benefit plan assets and categories of plan assets.  This document further expands the disclosure requirements to include fair value of plan assets, including the levels within the fair value hierarchy and other related disclosures under SFAS No. 157,  Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,  and any concentrations of risk related to the plan assets.

This statement is effective for our fiscal 2010 year end and is not expected to impact our consolidated financial statements or disclosures.

Contractual Obligations

Unsecured Term Notes- Bodet & Horst Acquisition

In connection with the Bodet & Horst Asset Purchase Agreement, the company entered into the 2008 Note Agreement dated August 11, 2008. The 2008 Note Agreement provides for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning three years from the date of the 2008 Note Agreement (August 11, 2011). The 2008 Note Agreement contains customary financial and other covenants as defined in the 2008 Note Agreement.

Building Lease - Bodet & Horst Acquisition

In connection with the asset purchase agreement, the company assumed the lease of the building where the operation is located. This lease is with a partnership owned by certain shareholders and officers of the company and their immediate families. The lease provides for monthly payments of $12,704, expires on June 30, 2010, and contains a renewal option for an additional three years. As of February 1, 2009, the minimum lease payment requirements over the next three fiscal years are: FY 2009 – $38,000; FY 2010 - $152,000; and FY 2011 - $25,000.

Capital Lease Obligation

In May 2008, the company entered into a capital lease to finance a portion of the construction of certain equipment related to its mattress fabrics segment. The lease agreement contains a bargain purchase option and bears interest at 8.5%. The lease agreement requires principal payments totaling $1.4 million which commenced on July 1, 2008, and are being paid in quarterly installments through April 2010. This agreement is secured by equipment with a carrying value of $2.4 million. The principal payments required over the next two years are as follows: Year 1 - $692,000; and Year 2 - $107,000.

Sale-Leaseback – Corporate Headquarters

Effective January 29, 2009 the company entered into an agreement providing for the sale of its corporate headquarters building in High Point, North Carolina, for a purchase price of $4.0 million.  The agreement allows the company to lease the building back under an operating lease from the purchaser for an initial term of approximately three years expiring on March 31, 2012 and is payable in monthly installments of $30,020, plus approximately two-thirds of the building’s normal occupancy costs. The contract contains renewal options as defined in the agreement for periods from April 1, 2012 through September 30, 2015 and October 1, 2015 through March 31, 2019. As of February 1, 2009, the minimum lease payments (excluding other operating costs) under this operating lease are: FY 2009 - $90,060; FY 2010 - $360,240, FY 2011 - $360,240, and FY 2012 - $330,220.

Interest Rate Swap Agreement

In connection with the company’s first real estate loan on its corporate headquarters building, the company was required to have an agreement to hedge the interest rate risk exposure on the real estate loan. The company entered into a $2,170,000 notional principal interest rate swap agreement, which represented 50% of the principal amount of the real estate loan, and effectively converted the floating rate LIBOR based interest payments to fixed payments at 4.99% plus the spread calculated under the real estate loan agreement. This agreement expires October 2010.

In connection with the sale of the company’s corporate headquarters, the company’s interest rate swap agreement to hedge the interest rate risk exposure on the first real estate loan was transferred to the unsecured term loan associated with the ITG acquisition. At February 1, 2009, the remaining notional amount on the interest rate swap agreement was $1,832,434 which represented 85% of the remaining principal amount of the unsecured term loan associated with the ITG acquisition. The agreement effectively converts the floating rate LIBOR based interest payments to fixed payments at 4.99% plus the spread calculated under the unsecured term loan agreement associated with the ITG acquisition. This agreement expires October 2010.

The company accounts for the interest rate swap agreement as a cash flow hedge whereby the fair value of this contract is reflected in accrued expenses in the accompanying consolidated balance sheets with the offset recorded net of income taxes as accumulated other comprehensive loss. The fair value of this agreement was approximately $113,000 and $75,000 at February 1, 2009 and April 27, 2008, respectively.

Canadian Dollar Foreign Exchange Contract

On January 21, 2009, the company entered into a Canadian dollar foreign exchange contract associated with its Canadian government loan. The agreement effectively converts the Canadian dollar principal debt payments at a fixed Canadian dollar foreign exchange rate versus the United States dollar of 1.21812. This agreement expires November 1, 2013 and is secured by cash deposits totaling $200,000.

The company accounts for the Canadian dollar foreign exchange forward contract as a cash flow hedge whereby the fair value of this contract is reflected in accrued expenses in the accompanying consolidated balance sheets with the offset recorded net of income taxes as accumulated other comprehensive loss. The fair value of this contract was approximately $1,000 at February 1, 2009.

Inflation

Any significant increase in the company’s raw material costs, utility/energy costs and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited the company’s ability to pass significant operating cost increases on to its customers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates.  The company’s market risk sensitive instruments are not entered into for trading purposes.  The company’s exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate (LIBOR) plus an adjustable margin under the company’s revolving credit agreement in the United States and its unsecured term note related to the ITG acquisition. As of February 1, 2009, there were $2.2 million in borrowings outstanding under the unsecured term note related to the ITG acquisition and no borrowings under the company’s revolving credit agreement in the United States. In connection with the unsecured term note related to the ITG acquisition, the company has an interest rate swap agreement with a notional amount of $1.8 million at February 1, 2009, which represents 85% of the remaining principal amount. The interest rate swap agreement effectively converts the floating rate LIBOR based payments to fixed payments at 4.99% plus the spread calculated under the loan agreement. The company’s unsecured term notes issued in connection with the Bodet & Horst acquisition have a fixed interest rate of 8.01%, the existing unsecured term notes have a fixed interest rate of 8.80%, and the Canadian government loan is non-interest bearing. The company’s revolving credit agreement associated with its China subsidiary bears interest at a rate determined by the Chinese government. There were no borrowings outstanding under this agreement at February 1, 2009.  At February 1, 2009, $323,000 or 99% of the company’s total borrowings of $28.1 million are at a fixed rate or non-interest bearing. Thus, the company would not expect any foreseeable change in the interest rates to have a material effect on the company’s financial results.

The company is exposed to market risk from changes in the value of foreign currencies for their subsidiaries domiciled in China and Canada. On January 21, 2009, the company entered into a Canadian dollar foreign exchange contract associated with its Canadian government loan. The agreement effectively converts the Canadian dollar principal debt payments at a fixed Canadian dollar foreign exchange rate versus the United States dollar of 1.21812. This agreement expires November 1, 2013 and is secured by cash deposits totaling $200,000.The company’s foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in either exchange rate at February 1, 2009, would not have a significant impact on the company’s results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

The company has conducted an evaluation of the effectiveness of its disclosure controls and procedures as of February 1, 2009, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended February 1, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There has not been any material changes with regards to our legal proceedings during the nine months ended February 1, 2009. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 9, 2008 for the fiscal year ended April 27, 2008.

Item 1A.  Risk Factors

In addition to the information set forth below in this quarterly report on Form 10-Q, you should carefully consider the factors discussed the factors discussed in Part 1, Item 1A “Risk Factors” in our annual report on Form 10-K filed with Securities and Exchange Commission on July 9, 2008 for the fiscal year ended April 27, 2008.

The company’s market capitalization and shareholders equity have fallen below the level required for continued listing on the New York Stock Exchange.

Our common stock is currently traded on the New York Stock Exchange (NYSE).  Under the NYSE’s current listing standards, we are required to have market capitalization or shareholders equity of more than $75 million to maintain compliance with continued listing standards.  The company’s market capitalization and shareholders equity are both now below $75 million.  As a result, the company is listed as “below compliance” with NYSE listing standards, and we must submit a plan regarding our ability to return to compliance with these standards. This plan was submitted to the NYSE in the third quarter of fiscal 2009. On March 6, 2009, this plan was approved by the NYSE. Regardless of this plan, if our average market capitalization over a 30 trading-day period is below $25 million, under standard NYSE rules, the NYSE would be expected to start immediate delisting procedures. On February 26, 2009, the NYSE announced that it has temporarily lowered this $25 million requirement to $15 million through June 30, 2009. If the company is not able to return to and maintain compliance with the NYSE standards, our stock will be delisted from trading on the NYSE, resulting in the need to find another market on which our stock can be listed or causing our stock to cease to be traded on an active market, which could result in a reduction in the liquidity for our stock and a reduction in demand for our stock.

Item 5. Other Information.

On December 11, 2008, the New York Stock Exchange (“NYSE”) provided formal notice to the company that it is not in compliance with the NYSE’s continued listing standards as the company’s consecutive 30 trading-day period average market capitalization was less than $75 million and its most recently reported shareholders’ equity was below $75 million ($46.5 million as of November 2, 2008, the most recently reported date prior to the NYSE notification).  Under applicable NYSE procedures, unless the NYSE determines otherwise, the company has 45 days from the date of its receipt of the notice to submit a plan to the NYSE to demonstrate its ability to achieve compliance with the continued listing standards within 18 months.  The company submitted its plan to demonstrate compliance with the listing standards within the required 45 day time frame. On March 6, 2009, this plan was approved by the NYSE. The NYSE will monitor the company on a quarterly basis and can deem the plan period over prior to the end of the 18 months if a company is able to demonstrate returning to compliance with the applicable continued listing standards (which would mean the company would have to either increase its shareholders’ equity to $75 million, or demonstrate market capitalization of at least $75 million), or achieve the ability to qualify under an original listing standard, for a period of two consecutive quarters.  Regardless of this plan, if the company’s average market capitalization over a 30 trading-day period falls below $25 million, under standard NYSE rules, the NYSE would be expected to start immediate delisting procedures.  On February 26, 2009, the NYSE announced that it has temporarily lowered this $25 million requirement to $15 million through June 30, 2009. The NYSE has made available on its consolidated tape an indicator, “.BC,” to indicate that the company is below the NYSE’s quantitative listing standards.  The indicator will be removed at such time as the company is deemed compliant with the NYSE’s continued listing standards. At February 1, 2009 the company’s shareholders’ equity was $46.1 million and the consecutive 30 trading-day period average market capitalization was more than $15 million.

Item 6.  Exhibits

The following exhibits are filed as part of this report.
3(i)
Articles of Incorporation of the company, as amended, were filed as Exhibit 3(i) to the company’s Form 10-Q for the quarter ended July 28, 2002, filed September 11, 2002, and are incorporated herein by reference.

3 (ii)	Restated and Amended Bylaws of the company, as amended November 12, 2007, were filed as Exhibit 3.1 to the company’s Form 8-K dated November 12, 2007, and incorporated herein by reference.
10.4
Thirteenth Amendment to Amended and Restated Credit Agreement dated as of November 3, 2008 among Culp, Inc. and Wachovia Bank, National Association as Agent and as Bank, filed as Exhibit 10.1 to the company's Form 8-K dated November 6, 2008, and incorporated herein by reference.

10.5	Agreement for purchase and sale of real property between Chris Caffey (later assigned to 1823 Eastchester, LLC) and Culp, Inc. dated December 4, 2008, as amended by First Amendment dated as of January 29, 2009.
10.6	Restricted Stock Agreement between the company and Franklin N. Saxon on January 7, 2009 pursuant to the 2007 Equity Incentive Plan.
10.7	Restricted Stock Agreement between the company and Robert G. Culp, IV on January 7, 2009 pursuant to the 2007 Equity Incentive Plan.

10.8	Restricted Stock Agreement between the company and Kenneth R. Bowling on January 7, 2009 pursuant to the 2007 Equity Incentive Plan.
10.9	Form of stock option agreement for options granted pursuant to the 2007 Equity Incentive Plan.
10.10	Form of restricted stock unit agreement for restricted stock units granted pursuant to the 2007 Equity Incentive Plan.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CULP, INC.
(Registrant)

Date: March 13, 2009	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant
and also signing as principal financial officer)

	By:	/s/ Thomas B. Gallagher, Jr.
Thomas B. Gallagher, Jr.
Corporate Controller
(Authorized to sign on behalf of the registrant
and also signing as principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

10.5	Agreement for purchase and sale of real property between Chris Caffey (later assigned to 1823 Eastchester, LLC) and Culp, Inc. dated December 4, 2008, as amended by First Amendment dated as of January 29, 2009.

10.6	Restricted Stock Agreement between the company and Franklin N. Saxon on January 7, 2009 pursuant to the 2007 Equity Incentive Plan.

10.7	Restricted Stock Agreement between the company and Robert G. Culp, IV on January 7, 2009 pursuant to the 2007 Equity Incentive Plan.

10.8	Restricted Stock Agreement between the company and Kenneth R. Bowling on January 7, 2009 pursuant to the 2007 Equity Incentive Plan.

10.9	Form of stock option agreement for options granted pursuant to the 2007 Equity Incentive Plan.

10.10	Form of restricted stock unit agreement for restricted stock units granted pursuant to the 2007 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.