Form 10-K
period 2009-05-03
CULP INC
filed 2009-07-16
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 1O-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 3, 2009

Commission File No. 0-12597

CULP, INC.
(Exact name of registrant as specified in its charter)

NORTH CAROLINA (State or other jurisdiction of incorporation or other organization)	56-1001967 (I.R.S. Employer Identification No.)

1823 Eastchester Drive, High Point, North Carolina (Address of principal executive offices)	27265 (zip code)

(336) 889-5161 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock, par value $.05/ Share	New York Stock Exchange
Rights for Purchase of Series A Participating Preferred Shares	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES ☐   NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.   YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.   YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer, accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒
Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐  NO ☒

As of May 3, 2009, 12,767,527 shares of common stock were outstanding.  As of November 2, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $30,251,514 based on the closing sales price of such stock as quoted on the New York Stock Exchange (NYSE), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A of the Securities and Exchange Commission in connection with its Annual Meeting of Shareholders to be held on September 22, 2009 are incorporated by reference into Part III of this Form 10-K.

CULP, INC.
FORM 10-K REPORT
TABLE OF CONTENTS

Item No.	Page

Item No.	Page

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

Parts I and II of this report contain statements that may be deemed “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934).  Such statements are inherently subject to risks and uncertainties. Further, forward-looking statements are intended to speak only as of the date on which they are made.  Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “estimate,” “plan” and “project” and their derivatives, and include but are not limited to statements about expectations for the company’s future operations or success, sales, gross profit margins, operating income, SG&A or other expenses, and earnings, as well as any statements regarding future economic or industry trends or future developments.  Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions.  Decreases in these economic indicators could have a negative effect on the company’s business and prospects.  Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely.  In addition, changes in consumer preferences for various categories of furniture coverings, as well as changes in costs to produce such products (including import duties and quotas or other import costs) can have significant effect on demand for the company’s products.  Changes in the value of the U.S. dollar versus other currencies can affect the company’s financial results because a significant portion of the company’s operations are located outside the United States.  Strengthening of the U.S. dollar against other currencies could make the company’s products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on the company’s sales of products produced in those countries.  Further, economic and political instability in international areas could affect the company’s operations or sources of goods in those areas, as well as demand for the company’s products in international markets.  Finally, unanticipated delays or costs in executing restructuring actions could cause the cumulative effect of restructuring actions to fail to meet the objectives set forth by management.  Further information about these factors, as well as other factors that could affect the company’s future operations or financial results and the matters discussed in forward-looking statements are included in the “Risk Factors” section of this report in Item 1A.

PART 1

ITEM 1.  BUSINESS

Overview

Culp, Inc. manufactures, sources, and markets mattress fabrics (also known as mattress ticking) used for covering mattresses and box springs, and upholstery fabrics primarily for use in production of upholstered furniture (residential and commercial).

We believe that Culp is the largest producer of mattress fabrics in North America, as measured by total sales, and one of the largest marketers of upholstery fabrics for furniture in North America, again measured by total sales.  Our mattress fabrics are used primarily in the production of bedding products, including mattresses, box springs, and mattress sets.  Our upholstery fabrics are used in the production of residential and commercial upholstered furniture, sofas, recliners, chairs, loveseats, sectionals, sofa-beds, and office seating.  Culp primarily markets fabrics that have broad appeal in the “good” and “better” priced categories of furniture and bedding.

We have two operating segments - mattress fabrics and upholstery fabrics.  The mattress fabric business markets woven and knitted fabrics used by bedding manufacturers.  The upholstery fabrics segment markets a variety of products in most categories of fabric used as coverings for furniture.

Culp markets a variety of fabrics in different categories, including fabrics produced at our manufacturing facilities and fabrics produced by other suppliers.  The company had eight active manufacturing plants and distribution facilities as of the end of fiscal 2009, which are located in North and South Carolina, Quebec, Canada, and Shanghai, China.  We also source fabrics from other manufacturers, located primarily in China, Turkey and in the U.S., with almost all of those fabrics being produced specifically for the company and created by Culp designers.  We operate distribution centers in North Carolina and Shanghai, China to facilitate distribution of our products.  In recent years, the portion of total company sales represented by fabrics produced outside of the U.S. and Canada has increased, while sales of goods produced in the U.S. have decreased.  This trend is especially strong in the upholstery fabrics segment, where more than three-fourths of our sales now consist of fabrics produced in Asia.

Total net sales in fiscal 2009 were $204 million.  The mattress fabrics segment had net sales of $115 million (57% of total net sales), while the upholstery fabrics segment had net sales of $89 million (43% of total net sales).    Fiscal 2008 was the first year that mattress fabric sales exceeded upholstery fabric sales for a full year and the proportion of sales represented by mattress fabric was even higher in fiscal 2009.

Sales declined in both of our segments during fiscal 2009 as compared to fiscal 2008.  These declines were mostly caused by extremely weak business conditions in the home furnishings industry, which affects both of our business segments.  The decrease in mattress fabrics was smaller (at 16%), while upholstery sales declined by 24%.  The decline in mattress fabrics sales reversed a trend of increasing sales in recent years, but the upholstery fabrics decline continued a trend of decreasing sales that has persisted over the last several years.

In mattress fabrics, knitted fabrics has been a growing portion of our sales, as consumer demand for this type of mattress panel covering has risen significantly.  During fiscal 2009, we acquired the knitted fabrics business of Bodet & Horst USA, including its manufacturing operation in High Point, North Carolina, which had served as our primary source of knitted mattress fabrics for six years.  This acquisition provided us with more control over our ability to supply bedding customers with this increasingly important fabric type.

During the second half of fiscal 2009, we implemented a comprehensive profit improvement plan in the upholstery fabrics segment, which built upon restructuring actions and cost-savings measures we had taken in prior years.  This plan had the effect of improving our financial results significantly, despite the lower sales environment.  In the upholstery fabrics segment, a significant and growing portion of our fabrics are now produced by other manufacturers, but in most cases the company continues to control important components of the production process, such as design, finishing, quality control and distribution. Microdenier suedes and a variety of other fabrics are now sourced in China through our sourcing, finishing and distribution operation located near Shanghai.

Overall, Culp faced a difficult business environment during all of fiscal 2009, as demand for both bedding and furniture were weak.  Management took action to respond to these conditions by scaling back operations where appropriate, controlling costs in other areas, and eliminating complexity from our business, while maintaining a focus on providing customers with products that remain in demand, upholding high levels of customer service, and pursuing a strategic acquisition to secure a key product category.  The company continues to position itself as a more flexible fabric producer and marketer, with a smaller fixed asset base than in prior years, and with a more variable cost structure that will allow us to take advantage of opportunities in the bedding and furniture industries as they occur.

Additional information about trends and developments in each of our business segments is provided in the “Segments” discussion below.

General Information

Culp, Inc. was organized as a North Carolina corporation in 1972 and made its initial public offering in 1983.  Since 1997, our stock has been listed on the New York Stock Exchange and traded under the symbol “CFI.”  Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30.  Our executive offices are located in High Point, North Carolina.

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

Segments

Our two operating segments are mattress fabrics and upholstery fabrics.  The following table sets forth certain information for each of our segments.

	Sales by Fiscal Year ($ in Millions) and Percentage of Total Company Sales
SEGMENT	Fiscal 2009		Fiscal 2008		Fiscal 2007
Mattress Fabrics	$115.4	(57%)	$138.1	(54%)	$107.8	(43%)
Upholstery Fabrics
Non-U.S.-Produced	$68.1	(33%)	$75.9	(30%)	$82.4	(33%)
U.S.-Produced	$20.4	(10%)	$40.0	(16%)	$60.3	(24%)
Total Upholstery	$88.5	(43%)	$115.9	(46%)	$142.7	(57%)
Total company	$203.9	(100%)	$254.0	(100%)	$250.5	(100%)

Additional financial information about our operating segments can be found in footnote 19 to the Consolidated Financial Statements included in Item 8 of this report.

Mattress Fabrics.  The mattress fabrics segment manufactures and markets mattress fabric to bedding manufacturers.  These fabrics encompass woven jacquard fabric, knitted fabric and, to a lesser extent, printed fabric.  Culp Home Fashions, as this business is known in the trade, has manufacturing facilities located in Stokesdale and High Point, North Carolina, and St. Jerome, Quebec, Canada.  The Stokesdale and St. Jerome plants manufacture and finish jacquard (damask) fabric, and the Stokesdale plant also produces printed fabric.  The Stokesdale plant houses the division offices and finished goods distribution capabilities.  In August 2008, a third manufacturing plant facility was added when we acquired the knitted mattress fabrics business of Bodet & Horst USA, including its manufacturing facilities in High Point.  We have also maintained flexibility in our supply of the major categories of mattress fabrics.  All woven jacquard and knitted fabrics can be produced in multiple facilities, (internal or external to the company) providing us with mirrored, reactive capacity.

In recent years, we have taken significant steps to enhance our competitive position in this segment by consolidating all of our mattress fabrics manufacturing into these three manufacturing facilities.  The company had capital expenditures during the period fiscal 2005 through 2009 totaling approximately $20.0 million, most of which related to purchase of new weaving machines that are faster and more efficient than the equipment they replaced.  Additionally, we had a $1.3 million capital project in fiscal 2008 that significantly enhanced our finishing capabilities in this segment.  More recently, during fiscal 2009 we completed a $5.0 million capital project in Stokesdale and St. Jerome to enhance our weaving and finishing capabilities and further increase our capacity and service performance.

The Bodet & Horst acquisition was another step to enhance and secure our competitive position, as we invested $11.4 million to purchase the manufacturing operation that had been serving as our primary source of knitted mattress fabrics for six years.  Knitted fabrics have been an increasingly important category of mattress fabrics, with industry sales in this type of fabric growing much faster than other categories.  The completion of this acquisition during fiscal 2009 not only secured our supply of knitted mattress fabrics, but allowed for improved supply logistics, greater control of product development, and accelerated responsiveness to our customers.  The acquisition included the purchase of equipment, inventory and intellectual property associated with the business, as well as the assumption of a lease for the High Point manufacturing facility.  The transaction was financed by the issuance of $11.0 million of unsecured notes with a term of seven years.

Upholstery Fabrics.  The upholstery fabrics segment markets fabrics for residential and commercial furniture, including jacquard woven fabrics, velvets, microdenier suedes, woven dobbies, knitted fabrics, and piece-dyed woven products.  Historically, all of our upholstery fabrics had been produced in our U.S. manufacturing plants.  In fiscal year 2007, however, sales of upholstery fabrics made in non-U.S. locations, including our facilities in China, exceeded U.S.-produced sales for the first time.  This trend continued during the next two years, with non-U.S. produced upholstery accounting for almost 77% of our upholstery sales for fiscal 2009 (81% in the fourth quarter).

The upholstery segment operates fabric manufacturing facilities in Anderson, South Carolina, and Shanghai, China.  We market fabrics produced in these two locations, as well as a variety of upholstery fabrics sourced from third party producers, mostly in China.

As demand for U.S.-produced upholstery has declined significantly, we took aggressive steps to reduce our U.S. manufacturing costs, capacity, and selling, general and administrative expenses.  Our restructuring actions over the past several years reduced our U.S. upholstery operations to the one manufacturing plant in South Carolina and one upholstery distribution facility in Burlington, North Carolina.

The down-sizing of our U.S. upholstery operations represents the continuation of a longer-term trend that has affected the company and the upholstery fabric business for the past eight years.  At the end of fiscal 2000, we had fourteen manufacturing plants in the U.S. for upholstery fabrics, with total sales in the segment of $382 million.  Total segment sales for fiscal 2009 were $89 million.

During the time that U.S. upholstery operations were shrinking, we established operations in China and gradually expanded them over time to include a variety of activities.  The facilities near Shanghai began operations in 2004 with a finishing and inspection operation, where goods woven in China by selected outside suppliers are treated with finishing processes and subjected to U.S. quality control measures before being distributed to customers.  In subsequent years, a variety of finished goods (with no further finishing needed) began to be sourced through our China operations, and in fiscal 2006 the operation was expanded to include a facility where upholstery fabrics are cut and sewn into “kits” that are made to the specifications of furniture manufacturing customers in the U.S. Cut and sewn “kit” operations have become an important method for furniture producers to reduce production costs by moving a larger percentage of the labor component of furniture manufacturing to lower cost environments.  Other recent developments in our China operations include expansion of our product development and design capabilities in China and further strengthening of key strategic partnerships with mills.  We also expanded our marketing efforts to sell our China products in countries other than the U.S., including the Chinese local market.

As our China operation increased the variety of its activities, we took steps to maintain the flexibility of the operation to expand or contract with demand for our products.  As business conditions weakened during fiscal 2009 and demand decreased dramatically, we took action to consolidate the China operation and substantially reduce its scale and cost structure.  During the year, our China operation was reduced from six facilities to three, with cost reductions of approximately $5 million on an annualized basis.

During these changes in the size of our upholstery operations, our basic strategic approach has not changed.  We have moved our upholstery business from one that relied on a large fixed capital base that is difficult to adjust to a more flexible and scalable marketer of upholstery fabrics that meets changing levels of customer demand.  At the same time, we have attempted to maintain control of the most important “value added” aspects of our business, such as design, finishing, quality control, and logistics.  This strategic approach has allowed us to limit our investment of capital in fixed assets and to lower the costs of our products significantly, while continuing to leverage our design and finishing expertise, industry knowledge and important relationships.  In this way, we maintain our ability to provide furniture manufacturers with products from every category of fabric used to cover upholstered furniture, and to meet continually changing demand levels and consumer preferences.

Overview of Industry and Markets

Culp markets products primarily to manufacturers that operate in three principal markets.  The mattress fabrics segment supplies the bedding industry, which produces mattress sets (mattresses, box springs, and foundations).  The upholstery fabrics segment supplies the residential furniture industry and, to a lesser extent, the commercial furniture industry.  The residential furniture market includes upholstered furniture sold to consumers for household use, including sofas, sleep sofas, chairs, recliners and sectionals.  The commercial furniture and fabrics market includes upholstered office seating and modular office systems sold primarily for use in offices and other institutional settings, and commercial textile wall covering.  The principal industries into which the company sells products are described below.

Overview of Bedding Industry

After many years of steady growth, both in unit volume and average selling prices, the bedding industry experienced a decrease in overall sales in 2008, due to the weak economy and an especially weak housing market.  According to the International Sleep Products Association (ISPA), a trade association, the U.S. wholesale bedding industry accounted for an estimated $6.2 billion in sales in 2008, a 9.1% decrease from 2007.  The industry is comprised of several hundred manufacturers, but the largest four manufacturers accounted for more than 59% of the total wholesale shipments in 2008, while the top fifteen accounted for approximately 81%.  Until recently, the bedding industry has been mature and stable, averaging approximately 6% growth over a twenty year period, with only one year in the twenty years before 2008 experiencing a decline in revenue (by 0.3% in 2001).  This stability has been partly due to replacement purchases, which account for an estimated 70% of bedding industry sales.  During 2008, however, the U.S. mattress retail environment slowed due to weakened economic conditions.  This weakness has persisted into 2009, with significant decreases in bedding sales being reported for the first half of this calendar year.

Despite the overall weakness in the bedding market, the trend toward higher average selling prices for mattresses sold in the U.S. continued during 2008.  According to ISPA, while wholesale sales of bedding decreased 9.1% in 2008, the number of units sold decreased by 11.0%.  There are indications, however, that sales of higher priced bedding have suffered disproportionally in the current economic downturn.  In particular, sales of specialty bedding products, including foam and air-adjustable mattresses, have experienced significant declines after enjoying a position as a faster growing category of bedding prior to 2008.  According to industry statistics, specialty bedding producers, which produce mattresses that do not use inner spring construction, saw sales decrease by 17.8% in 2008.

Unlike the residential furniture industry, which has faced intense competition from imports, the bedding industry has faced limited competition from imports.  The primary reasons for this fact include:  1) the short lead times demanded by mattress manufacturers and retailers, 2) the limited inventories carried by manufacturers and retailers, 3) the customized nature of each manufacturer and retailer’s product lines, 4) high shipping costs, 5) the relatively low direct labor content in mattresses, and 6) strong brand recognition.

Other key trends in the bedding industry include:

•
Consumers have become increasingly aware of and are concerned with the health benefits of better sleep.  This has caused an increased focus on the quality of bedding products and an apparent willingness on the part of consumers to pay more for bedding.  The average selling price of mattress sets has increased in recent years. In recent months, however, due to the economic slowdown, consumers have begun to move toward more value priced mattresses, which over time could lead to a lower overall average price for mattress sets.

•
Mattress manufacturers are using common SKUs and less expensive fabric for borders, which is the ticking that goes around the side of the mattresses and box springs.  Virtually all of these border fabrics are woven damask ticking of the type we manufacture, and this trend has caused significant pricing pressures in this category of mattress fabric.

•	The production of flame-resistant materials for bedding is an increasingly important issue for bedding manufacturers. A national standard for flame resistance in bedding became effective July 1, 2007.

•
There is increasing popularity of knitted mattress ticking, as opposed to woven and printed ticking.  Knitted ticking was initially used primarily on premium mattresses, but these products are now being placed increasingly on mattresses at mid-range retail price points.  Knitted fabric is typically used on the top panel of a mattress, while woven ticking remains the predominant fabric on the borders or sides of mattress sets.

Overview of Residential Furniture Industry

The residential furniture industry has been severely affected by the current economic downturn, with sales declining sharply compared to years prior to 2008.  Declines in consumer spending and a very weak housing market led to significantly lower sales of residential furniture in 2008, a trend that appears to be continuing into 2009.  According to data published by the American Home Furnishings Alliance (AHFA), a trade association, prior to 2008 the residential furniture industry has been mature and stable, with growth rates at or below the overall growth rate of the U.S. economy.  The total value of residential furniture shipments in the U.S. declined slightly during the five-year period through 2007 but had remained in a relatively narrow range for each of those five years.  Shipments had declined by 3.9% in 2007 compared to the prior year, and in 2008 retail furniture shipments dropped 14.8% compared to 2007.  The overall decline in demand for residential furniture is the dominant trend in the residential furniture industry today, which has caused significant challenges for suppliers to the industry.

Other important trends and issues facing the residential furniture industry include:

•
The sourcing of components and fully assembled furniture from overseas continues to play a major role in the residential furniture industry, and sales of imported furniture have declined at a slower rate than the overall industry.  According to Furniture/Today, an industry trade publication, imports of residential furniture into the U.S. fell by 6% in 2008, following an increase of 2% from 2006 to 2007.  By far, the largest source for these imports continues to be China, which now accounts for approximately 54% of total U.S. furniture imports.  In past years, a large majority of furniture imports from China were wooden “casegoods,” but there has been significant recent growth in imports of upholstered furniture components, including upholstery fabric and “cut and sewn kits” for furniture covers.  This trend has been especially strong for leather furniture, and it now extends to other coverings, including microdenier suedes and the more traditional types of fabrics manufactured by the company.  The shift to offshore sourcing has led to significant deflation in retail furniture prices.

•
Imports of upholstery fabric, both in roll and in “kit” form, have increased in recent years.  Fabrics entering the U.S. from China and other low labor cost countries are resulting in increased price competition in the upholstery fabric and upholstered furniture markets.

•
Leather and suede upholstered furniture has been gaining market share over the last ten years.  This trend has increased over the last five years in large part because selling prices of leather furniture have been declining significantly over this time period.  We believe, however, that the rate of increase appears to be leveling off and this trend may be weakening.

•	The residential furniture industry has been consolidating at the manufacturing level for several years. The result of this trend is fewer, but larger, customers for marketers of upholstery fabrics.

•
In recent years, several of the nation’s larger furniture manufacturers have opened retail outlets of their own.  As top retailers shift floor space to private label imports, manufacturers are focused on distributing their own products.  In addition, furniture marketing by “lifestyle” retailers has increased, which has increased the number of retail outlets for residential furniture but has also increased the reliance on private brands or private labels.

Overview of Commercial Furniture Industry

The market for commercial furniture - furniture used in offices and other institutional settings - declined approximately 2.3% from 2007 to 2008, following a 5.5% increase the previous year.  The decline in 2008 reflects economic trends affecting businesses, which are the ultimate customers in this industry.  This trend appears to be continuing into 2009 along with weak overall business conditions.  According to the Business and Institutional Furniture Manufacturer’s Association (BIFMA), a trade association, the commercial furniture market in the U.S. totaled approximately $11.2 billion in 2008 in wholesale shipments by manufacturers, a slight decline from the $11.4 billion total for 2007.  This total represents a significant decrease from the industry’s peak of $13.3 billion in 2000.

Products

As described above, our products include mattress fabrics and upholstery fabrics, which are the company’s identified operating segments.

Mattress Fabrics Segment

Mattress fabrics segment sales constituted 57% of sales in fiscal 2009, and 54% in fiscal 2008.  The company has emphasized fabrics that have broad appeal at prices generally ranging from $1.35 to $7.50 per yard.  The average per yard selling prices for fiscal 2009, 2008, and 2007 were $2.46, $2.44, and $2.35, respectively.

Upholstery Fabrics Segment

Upholstery fabrics segment sales totaled 43% of sales for fiscal 2009, and 46% in fiscal 2008.  The company has emphasized fabrics that have broad appeal at “good” and “better” prices, generally ranging from $2.75 to $8.00 per yard.  The average per yard selling prices for fiscal 2009, 2008, and 2007 were $4.30, $4.22, and $4.18, respectively.

We market products in all categories of fabric that manufacturers currently use for bedding and furniture.  The following table indicates the product lines within each segment, and a brief description of their characteristics.

Culp Fabric Categories by Segment

Mattress Fabrics

Woven jacquards	Florals and other intricate designs. Woven on complex looms using a variety of synthetic and natural yarns.

Specialty	Suedes, Velours, and other specialty type products are sourced to offer diversity for higher end mattresses.

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

Velvets	Soft fabrics with a plush feel. Produced with synthetic yarns, either by weaving or by “tufting” yarn into a base fabric. Basic designs such as plaids in both traditional and contemporary styles.

Suede fabrics
Fabrics woven or knitted using microdenier polyester yarns, which are piece dyed and finished, usually by sanding.  The fabrics are typically plain or small jacquard designs, with some being printed.  These are sometimes referred to as microdenier suedes, and some are “leather look” fabrics.

Manufacturing and Sourcing

Mattress Fabrics Segment

Our mattress fabrics segment operates three manufacturing plants, located in Stokesdale, North Carolina; High Point, North Carolina and St. Jerome, Quebec, Canada.  Over the past five fiscal years, we made capital expenditures of approximately $20 million to consolidate all of our production of woven jacquards, or damask ticking, to two of these plants and to modernize the equipment and expand capacity in each of these facilities.  The result has been an increase in manufacturing efficiency and a substantial reduction in operating costs.  Also, during fiscal 2009 we invested $11.4 million to acquire the U.S. knitted fabrics operation of our primary supplier of knitted mattress fabrics, located in the High Point plant.  Jacquard ticking is woven at the Stokesdale and St. Jerome plants, and printed ticking is produced at the Stokesdale facility.  Most finishing and inspection processes for mattress fabrics are conducted at the Stokesdale plant.

In addition to the mattress fabrics we manufacture, the company has important supply arrangements in place that allow us to source mattress fabric from strategic suppliers.  A portion of our woven jacquard fabric and knitted fabric is obtained from a supplier located in Turkey, based on designs created by Culp designers, and we are sourcing certain specialty ticking products (such as suedes and embroidered fabrics) through our China platform.

Upholstery Fabrics Segment

We currently operate one upholstery manufacturing facility in the U.S. and three in China.  The U.S. plant is located in Anderson, South Carolina, and mainly produces velvet upholstery fabrics with some production of certain decorative fabrics.

Our upholstery manufacturing facilities in China are all located within the same industrial area near Shanghai.  At these plants, we apply strategic value-added finishing processes to fabrics sourced from a limited number of strategic suppliers in China, and we inspect sourced fabric there as well.  In addition, the Shanghai operations include facilities where sourced fabric is cut and sewn to provide “kits” that are designed to be placed on specific furniture frames designated by our customers.

A large portion of our upholstery fabric products, as well as certain elements of our production processes, are now being sourced from outside suppliers.  The development of our facilities in China has provided a base from which to access a variety of products, including some fabrics (such as microdenier suedes) that are not produced anywhere within the U.S.  We have found opportunities to develop significant relationships with key overseas suppliers that allow us to source products on a cost effective basis while at the same time limiting our investment of capital in manufacturing assets.  We source unfinished and finished fabrics from a limited number of strategic suppliers in China who are willing to work with us to commit significant capacity to our needs while working with our product development team to meet the demands of our customers.  We also source a substantial portion of our yarns, both for U.S. and China upholstery operations, through our China facilities.  The remainder of our yarn is obtained from other suppliers around the world, as we have eliminated our internal yarn production capabilities.

Product Design and Styling

Consumer tastes and preferences related to bedding and upholstered furniture change over time.  The use of new fabrics and designs remains an important consideration for manufacturers to distinguish their products at retail and to capitalize on changes in preferred colors, patterns and textures.  Culp’s success is largely dependent on our ability to market fabrics with appealing designs and patterns.

The process of developing new designs involves maintaining an awareness of broad fashion and color trends both in the United States and internationally.  The company has developed an upholstery design and product development team (with staff located in the U.S. and in China) that searches continually for new ideas and for the best sources of raw materials, yarns and fabrics, both domestic and international.  The team then develops product offerings using these ideas and materials, taking both fashion trends and cost considerations into account, to offer products designed to meet the needs of furniture manufacturers and ultimately the desires of consumers.  Upholstery fabric designs are introduced at major fabric trade conferences that occur twice a year in the United States (June and December).  Recently we have become more aggressive in registering copyrights for popular fabric patterns and in taking steps to discourage the illegal copying of our proprietary designs.

Mattress fabric designs are not introduced on a scheduled season.  More frequently, designs are introduced upon customer request as they plan introduction to their retailers.  Additionally, we work closely with our customers on new design introductions around the major markets such as High Point and Las Vegas.

Distribution

Mattress Fabrics Segment

All of our shipments of mattress fabrics originate from our manufacturing facility in Stokesdale.  Through arrangements with major customers and in accordance with industry practice, we maintain a significant inventory of mattress fabrics at our distribution facility in Stokesdale (“make to stock”), so that products may be shipped to customers with short lead times and on a “just in time” basis.

Upholstery Fabrics Segment

The majority of our upholstery fabrics are marketed on a “make to order” basis and are shipped directly from our distribution facilities in Burlington and Shanghai.  In addition, an inventory comprising a limited number of sourced fabric patterns is held at our distribution facilities in Burlington and Shanghai from which our customers can obtain quick delivery of sourced fabrics through a program known as “Culp Express.”  We have developed a revised marketing strategy for our U.S.-produced upholstery products, providing customers with very quick delivery on target products at key price points.  This program, known as “Store House,” is aimed at driving higher sales volume per fabric pattern and thus should result in improved manufacturing performance and lower unit costs for our U.S. upholstery operations, while employing a smaller fixed asset base.

Sources and Availability of Raw Materials

Mattress Fabrics Segment

Raw materials account for approximately 70% of mattress ticking production costs.  The mattress fabrics segment purchases synthetic yarns (polypropylene, polyester and rayon), certain greige (unfinished) goods, latex adhesives, laminates, dyes and other chemicals.  Most of these materials are available from several suppliers, and prices fluctuate based on supply and demand, the general rate of inflation, and particularly on the price of petrochemical products.  The mattress fabrics segment has generally not had significant difficulty in obtaining raw materials.

Upholstery Fabrics Segment

Raw materials account for approximately 50%-60% of upholstery fabric manufacturing costs for products the company manufactures.  This segment purchases synthetic yarns (polypropylene, polyester, acrylic and rayon), acrylic staple fiber, latex adhesives, dyes and other chemicals from various suppliers.

The upholstery fabric segment has now outsourced all of its yarn requirements, and thus it has become more dependent upon suppliers for components yarn.  In addition, we have outsourced a number of our U.S. upholstery fabric manufacturing services to suppliers, such as extrusion of yarn and upholstery fabric finishing.  Although U.S. produced fabrics are a decreasing portion of our upholstery business, increased reliance by both our U.S. and China upholstery operations on outside suppliers for basic production needs such as base fabrics, yarns, and finishing services has caused the upholstery fabrics segment to become more vulnerable to price increases, delays, or production interruptions caused by problems within businesses that we do not control.

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

Upholstery Fabrics Segment

The upholstery fabrics business is somewhat seasonal, with increased sales during our second and fourth fiscal quarters.  This seasonality results from one-week closings of our manufacturing facilities and the facilities of most of our customers in the United States during our first and third fiscal quarters for the holiday weeks of July 4th and Christmas.  This effect is becoming less pronounced as a larger portion of our fabrics are produced or sold in locations outside the United States.

Competition

Competition for our products is high and is based primarily on price, design, quality, timing of delivery and service.

Mattress Fabrics Segment

The mattress fabrics market is concentrated in a few relatively large suppliers.  We believe our principal mattress fabric competitors are Bekaert Textiles B.V., Blumenthal Print Works, Inc., Global Textile Alliance and several smaller companies producing knitted and other fabric.

Upholstery Fabrics Segment

In the upholstery fabric market, we compete against a large number of companies, ranging from a few large manufacturers comparable in size to the company to small producers, and a growing number of “converters” of fabrics (companies who buy and re-sell, but do not manufacture fabrics).  We believe our principal upholstery fabric competitors are Richloom Fabrics, Merrimack Fabrics and Morgan Fabrics, and Specialty Textile, Inc. (or STI), plus a large number of smaller competitors (both manufacturers and converters).

Until approximately eight years ago, overseas producers of upholstery fabric had not historically been a source of significant competition.  Recent trends, however, have shown significant increased competition in U.S. markets by foreign producers of upholstery fabric, furniture components and finished upholstery furniture, as well as increased sales in the U.S. of leather furniture produced overseas (which competes with upholstered furniture for market share).  Imports of upholstery fabric from China have dramatically increased.  Foreign manufacturers often are able to produce upholstery fabric and other components of furniture with significantly lower raw material and production costs (especially labor) than those of our U.S. operations and other U.S.-based manufacturers.  We compete with lower cost foreign goods on the basis of design, quality, reliability and speed of delivery.  In addition, our operations in China allow us to facilitate the sourcing and marketing of goods produced in China.

The trend in the upholstery fabrics industry to greater overseas competition and the entry of more converters has caused the upholstery fabrics industry to become substantially more fragmented in recent years, with lower barriers to entry.  This has resulted in a larger number of competitors selling upholstery fabrics, with an increase in competition based on price.

Environmental and Other Regulations

We are subject to various federal and state laws and regulations, including the Occupational Safety and Health Act (“OSHA”) and federal and state environmental laws, as well as similar laws governing our manufacturing facilities in China and Canada.  We periodically review our compliance with these laws and regulations in an attempt to minimize the risk of violations.

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

In addition, under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), and analogous state statutes, liability can be imposed for the disposal of waste at sites targeted for cleanup by federal and state regulatory authorities.  Liability under CERCLA is strict as well as joint and several.

We are periodically involved in environmental claims or litigation and requests for information from environmental regulators.  Each of these matters is carefully evaluated, and the company provides for environmental matters based on information presently available.  Based on this information, we do not believe that environmental matters will have a material adverse effect on either the company’s financial condition or results of operations.  However, there can be no assurance that the costs associated with environmental matters will not increase in the future.  See the discussion of a current environmental claim against the company below in Item 3 — “Legal Proceedings.”

Employees

As of May 3, 2009, we had 1,047 employees, compared to 1,087 at the end of fiscal 2008, and 1,140 at the end of fiscal 2007.  The number of employees has decreased substantially over the past several years in connection with our restructuring initiatives and efforts to reduce U.S. upholstery fabrics manufacturing costs, as well as initiatives to outsource certain operations.  The number of employees located in the U.S. has decreased even more dramatically, while the number of employees in China has increased (see table below).

The hourly employees at our manufacturing facility in Canada (approximately 15% of the company’s workforce) are represented by a local, unaffiliated union.  The collective bargaining agreement for these employees expires on February 1, 2011.  We are not aware of any efforts to organize any more of our employees, and we believe our relations with our employees are good.

The following table illustrates the changes in the location of our workforce and number of employees, as of year-end, over the past five years.

	Number of Employees
	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005

Mattress Fabrics Segment	420	373	361	351	372

Upholstery Fabrics Segment

United States	119	230	297	659	1,404

China	504	481	479	270	109

Total Upholstery Fabrics Segment	623	711	776	929	1,513

Unallocated corporate	4	3	3	3	3

Total	1,047	1,087	1,140	1,283	1,888

Customers and Sales

Mattress Fabrics Segment

Major customers for our mattress fabrics include the leading bedding manufacturers:  Sealy, Serta (National Bedding), and Simmons.  The loss of one or more of these customers would have a material adverse effect on the company.  Our largest customer in the mattress fabrics segment is Serta (National Bedding), accounting for approximately 13% of the company’s overall sales in fiscal 2009.  Our mattress fabrics customers also include many small and medium-size bedding manufacturers.

Upholstery Fabrics Segment

Our major customers for upholstery fabrics are leading manufacturers of upholstered furniture, including Ashley, Bassett, Berkline/Benchcraft, Best Home Furnishings, Flexsteel, Furniture Brands International (Broyhill, Thomasville, and Lane), Klaussner Furniture and La-Z-Boy (La-Z-Boy Residential, Bauhaus, and England).  Major customers for the company’s fabrics for commercial furniture include HON Industries.  Our largest customer in the upholstery fabrics segment is La-Z-Boy Incorporated, the loss of which would have a material adverse effect on the company.  Our sales to La-Z-Boy accounted for approximately 12% of the company’s total net sales in fiscal 2009.

The following table sets forth the company’s net sales by geographic area by amount and percentage of total net sales for the three most recent fiscal years.

Net Sales by Geographic Area
(dollars in thousands)

	Fiscal 2009		Fiscal 2008		Fiscal 2007

United States	160,290	78.6%	$202,701	79.8%	$197,748	78.9%
North America (Excluding USA)	14,440	7.1%	18,880	7.4	17,310	6.9
Far East and Asia	27,509	13.5	28,465	11.2	32,683	13.1
All other areas	1,699	0.8	4,000	1.6	2,792	1.1
Subtotal (International)	43,648	21.4	51,345	20.2	52,785	21.1
Total	203,938	100%	$254,046	100.0%	$250,533	100.0%

For additional segment information, see note 19 in the consolidated financial statements.

Backlog

Mattress Fabrics Segment

The backlog for mattress fabric is not a reliable predictor of future shipments because the majority of sales are on a just-in-time basis.

Upholstery Fabrics Segment

Although it is difficult to predict the amount of backlog that is “firm,” we have reported the portion of the upholstery fabric backlog from customers with confirmed shipping dates within five weeks of the end of the fiscal year.  On May 3, 2009, the portion of the upholstery fabric backlog with confirmed shipping dates prior to June 7, 2009 was $8.3 million, all of which are expected to be filled early during fiscal 2010, as compared to $8.8 million as of the end of fiscal 2008 (for confirmed shipping dates prior to June 1, 2008).

ITEM 1A.  RISK FACTORS

Our business is subject to risks and uncertainties.  In addition to the matters described above under “Cautionary Statement Concerning Forward-Looking Information,” set forth below are some of the risks and uncertainties that could cause a material adverse change in our results of operations or financial condition.

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

We may not be able to restore the upholstery fabrics segment to consistent profitability. Sales have continued to decline significantly, especially for U.S. produced fabrics.  We have undertaken a number of significant restructuring actions in recent years to address our profitability, including (i) closing a number of upholstery fabric manufacturing facilities, (ii) establishing facilities in China to take advantage of a lower cost environment and greater product diversity, and (iii) outsourcing certain production functions in the U.S., including yarn production, finishing of decorative fabrics, and some weaving.  The success of our restructuring efforts depends on a number of variables, including our ability to consolidate certain functions, manage manufacturing processes with lower direct involvement, manage a longer supply chain, and similar issues.  Current market conditions in the furniture industry are weak, and our sales of upholstery fabrics have continued to decline in this economic environment.  There is no assurance that we will be able to manage our restructuring activities successfully or restore the upholstery fabrics segment to consistent profitability, especially if the economy does not recover in the near future.

Increased reliance on offshore operations and foreign sources of products or raw materials increases the likelihood of disruptions to our supply chain or our ability to deliver products to our customers on a timely basis.

We now rely significantly on operations in distant locations, particularly China, and in addition we have been purchasing an increasing share of our products and raw materials from offshore sources.  At the same time, our domestic manufacturing capacity for the upholstery fabrics segment has been greatly reduced.  These changes have caused us to place greater reliance on a much longer supply chain and on a larger number of suppliers that we do not control, both of which are inherently subject to greater risks of delay or disruption.  In addition, operations and sourcing in foreign areas are subject to the risk of changing local governmental rules, taxes, changes in import rules or customs, potential political unrest, or other threats that could disrupt or increase the costs of operating in foreign areas or sourcing products overseas.  Changes in the value of the U.S. dollar versus other currencies can affect our financial results because a significant portion of our operations are located outside the United States.  Strengthening of the U.S. dollar against other currencies can have a negative impact on our sales of products produced in those countries.  Any of the risks associated with foreign operations and sources could cause unanticipated increases in operating costs or disruptions in business, which could negatively impact our ultimate financial results.

We may have difficulty managing the outsourcing arrangements increasingly being used for products and services.

We are relying more on outside sources for various products and services, including yarn and other raw materials, greige (unfinished) fabrics, finished fabrics, and services such as weaving and finishing.  Increased reliance on outsourcing lowers our capital investment and fixed costs, but it decreases the amount of control that we have over certain elements of our production capacity.  Interruptions in our ability to obtain raw materials or other required products or services from our outside suppliers on a timely and cost effective basis, especially if alternative suppliers cannot be immediately obtained, could disrupt our production and damage our financial results.

Further write-offs or write-downs of assets would result in a decrease in our earnings and shareholders’ equity.

The company has long-lived assets, consisting mainly of property, plant and equipment and goodwill.  SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” establishes an impairment accounting model for long-lived assets such as property, plant, and equipment and requires the company to assess for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.  SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. Restructuring activities and other tests for impairment have resulted and could in the future result in the write-down of a portion of our long-lived assets and a corresponding reduction in earnings and net worth.  In fiscal 2008, the company experienced asset write-downs of property, plant and equipment of $792,000, of which $503,000 related to the upholstery fabrics segment and $289,000 related to the mattress fabrics segment.  In fiscal 2009, we experienced an additional $8 million in similar write-downs in the upholstery fabrics segment.  In addition, during fiscal 2009 we recorded a charge of $27.2 million for the establishment of a valuation allowance against substantially all of our net deferred tax assets.  The valuation of this asset must be tested on a periodic basis against the likelihood of realizing its full value, and our continued ability to carry this asset at its full value was not justified due to uncertainty in demand for furniture and mattresses and overall weak economic condition.

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

Higher prices for electricity, natural gas and fuel increase our production and shipping costs.  A significant shortage, increased prices, or interruptions in the availability of these energy sources would increase the costs of producing and delivering products to our customers, and would be likely to adversely affect our earnings.  In many cases, we are not able to pass along the full extent of increases in our production costs to customers through price increases.  During fiscal 2008, energy prices increased significantly, in part due to increases in the price of oil and other petrochemical products.  Although some price increases were implemented to offset the effect of these increased costs, we were not able to fully recoup these costs, and operating margins were negatively affected.  Energy costs eased in fiscal 2009, but remain a volatile element of our costs.  Further increases in energy costs could have a negative effect on our earnings.

Business difficulties or failures of large customers could result in a decrease in our sales and earnings.

We currently have several customers that account for a substantial portion of our sales.  In the mattress fabric segment, several large bedding manufacturers have large market shares and comprise a significant portion of our mattress fabric sales, with Serta (National Bedding) accounting for approximately 13% of consolidated net sales in fiscal 2009.  In the upholstery fabrics segment, La-Z-Boy Incorporated accounted for approximately 12% of consolidated net sales during fiscal 2009, and several other large furniture manufacturers comprised a significant portion of sales.  A business failure or other significant financial difficulty by one or more of our major customers could cause a significant loss in sales, an adverse effect on our earnings, and difficulty in collection of our trade accounts receivable.

If we are unable to manage our cash effectively, we will not have funds available to repay debt and to maintain the flexibility necessary for successful operation of our business.

Our ability to meet our cash obligations depends on our operating cash flow, access to trade credit, and our ability to borrow under our debt agreements.  In addition to the cash needs of operating our business, we have substantial debt repayments that are due over the next several years on our unsecured senior notes and the debt we issued to acquire Bodet & Horst during fiscal 2009 (see notes 2 and 12 to the consolidated financial statements).  Our ability to generate cash flow going forward will depend upon our ability to generate profits from our business, and we have not been able to generate earnings on a consistent basis in recent years.  If we are not able to generate cash during the coming year, we may not be able to provide the funds needed to operate and maintain our business or to make payments on our debt as they become due.

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

A continuation of the current economic downturn could result in a further decrease in our sales and earnings.

Overall demand for our products depends upon consumer demand for furniture and bedding, which is subject to variations in the general economy.  Because purchases of furniture or bedding are discretionary purchases for most individuals and businesses, demand for these products is sometimes more easily influenced by economic trends than demand for other products.  Economic downturns can affect consumer spending habits and demand for home furnishings, which reduces the demand for our products and therefore could cause a decrease in our sales and earnings.  The recent economic slowdown has caused a decrease in consumer spending and demand for home furnishings, including goods that incorporate our products.

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

Our products and raw materials are and will continue to be subject to regulation in the United States by various federal, state and local regulatory authorities.  In addition, other governments and agencies in other jurisdictions regulate the manufacture, sale and distribution of our products and raw materials.  For example, standards for flame resistance of fabrics have been recently adopted on a nationwide basis.  Also, rules and restrictions regarding the importation of fabrics and other materials, including custom duties, quotas and other regulations, are continually changing.  Environmental laws, labor laws, tax regulations and other regulations continually affect our business.  All of these rules and regulations can and do change from time to time, which can increase our costs or require us to make changes in our manufacturing processes, product mix, sources of products and raw materials, or distribution.  Changes in the rules and regulations applicable to our business may negatively impact our sales and earnings.

The company’s market capitalization and shareholders equity have fallen below the level required for continued listing on the New York Stock Exchange.

Our common stock is currently traded on the New York Stock Exchange (NYSE).  Under the NYSE’s current listing standards, we are required to have market capitalization or shareholders equity of more than $50 million to maintain compliance with continued listing standards, pursuant to a recently enacted temporary rule that is expected to become permanent.  At the end of fiscal 2009, the company’s market capitalization and shareholders equity are both now below $50 million.  As a result, the company is listed as “below compliance” with NYSE listing standards, and we have been required to submit a plan regarding our ability to return to compliance with these standards. This plan was submitted in the third quarter of fiscal 2009 and has been approved by the NYSE.  Regardless of this plan, if our average market capitalization over a 30 trading-day period is below $15 million pursuant to the temporary rule, under standard NYSE rules, the NYSE would be expected to start immediate delisting procedures.  If the company is not able to return to and maintain compliance with the NYSE standards, our stock will be delisted from trading on the NYSE, resulting in the need to find another market on which our stock can be listed or causing our stock to cease to be traded on an active market, which could result in a reduction in the liquidity for our stock and a reduction in demand for our stock.  At May 3, 2009, our shareholders’ equity was $48 million and the consecutive 30 trading-day period average market capitalization was $45.8 million.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our headquarters are located in High Point, North Carolina.  As of the end of fiscal 2009, we owned or leased eight active manufacturing and distribution facilities and our corporate headquarters. The following is a list of our principal administrative, manufacturing and distribution facilities.  The manufacturing facilities and distribution centers are organized by segment.

			Approx.
			Total Area	Expiration
Location		Principal Use	(Sq. Ft.)	of Lease (1)

•	Administrative:
	High Point, North Carolina (2)	Upholstery fabric division	56,880	2019
		offices and corporate
		headquarters
•	Mattress Fabrics:
	Stokesdale, North Carolina	Manufacturing, distribution,	230,000	Owned
		and division offices
	High Point, North Carolina	Manufacturing	63,522	2013
	St. Jerome, Quebec, Canada	Manufacturing	202,500	Owned
•	Upholstery Fabrics:
	Anderson, South Carolina	Manufacturing	99,000	Owned
	Burlington, North Carolina	Finished goods distribution	132,000	2009
	Shanghai, China	Manufacturing and offices	69,000	2009
	Shanghai, China	Manufacturing and warehousing	90,000	2012
	Shanghai, China	Manufacturing and warehousing	101,632	2010

____________________________________________________
(1)	Includes all options to renew.
(2)
We are currently occupying the entire building. In the event we elect to renew the lease on April 1, 2012, the leased premises during any renewal period (see note 4 to the consolidated financial statements) will be 1/3 of the current occupied space of 56,880 square feet.

We believe that our facilities are in good condition, well-maintained and suitable and adequate for present utilization.  Due to the continuation of significant restructuring efforts in the upholstery fabrics segment during fiscal 2009, including closing multiple plant locations, determining an accurate measure of capacity in this segment is difficult.  In the mattress fabrics segment, however, management has estimated that the company has manufacturing capacity to produce approximately 10% more products (measured in yards) than it sold during fiscal 2009.  In addition, the company has the ability to source additional mattress ticking and upholstery fabrics from outside suppliers, further increasing its ultimate output of finished goods.

ITEM 3.  LEGAL PROCEEDINGS

A lawsuit was filed against the company and other defendants (Chromatex, Inc., Rossville Industries, Inc., Rossville Companies, Inc. and Rossville Investments, Inc.) on February 5, 2008 in United States District Court for the Middle District of Pennsylvania. The plaintiffs are Alan Shulman, Stanley Siegel, Ruth Cherenson as Personal Representative of Estate of Alan Cherenson, and Adrienne Rolla and M.F. Rolla as Executors of the Estate of Joseph Byrnes. The plaintiffs were partners in a general partnership that formerly owned a manufacturing plant in West Hazleton, Pennsylvania (the “Site”). Approximately two years after this general partnership sold the Site to defendants Chromatex, Inc. and Rossville Industries, Inc. the company leased and operated the Site as part of the company’s Rossville/Chromatex division. The lawsuit involves court judgments that have been entered against the plaintiffs and against defendant Chromatex, Inc. requiring them to pay costs incurred by the United States Environmental Protection Agency (“USEPA”) responding to environmental contamination at the Site, in amounts approximating  $8.6 million. Neither USEPA nor any other governmental authority has asserted any claim against the company on account of these matters. The plaintiffs seek contribution from the company and other defendants and a declaration that the company and the other defendants are responsible for environmental response costs under environmental laws and certain agreements. The company does not believe it has any liability for the matters described in this litigation and intends to defend itself vigorously. In addition, the company has an indemnification agreement with certain other defendants in the litigation pursuant to which the other defendants agreed to indemnify the company for any damages it incurs as a result of the environmental matters that are subject of this litigation. For these reasons, no reserve has been recorded.

ITEM 4.  SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter ended May 3, 2009.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON
EQUITY, RELATED STOCKHOLDER MATTERS, AND
ISSUER PURCHASES OF EQUITY SECURITIES

Registrar and Transfer Agent

Computershare Trust Company, N.A.
c/o Computershare Investor Services
Post Office Box 43078
Providence, Rhode Island 02940-3078
(800) 254-5196
(781) 575-2879 (Foreign shareholders)
www.computershare.com/investor

Stock Listing

Culp, Inc. common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol CFI.  As of May 3, 2009, Culp, Inc. had approximately 1,200 shareholders based on the number of holders of record and an estimate of individual participants represented by security position listings.

On December 11, 2008, the New York Stock Exchange (“NYSE’) provided formal notice to the company that it was not in compliance with the NYSE’s continued listing standards as the company’s consecutive 30 trading-day period average market capitalization was less than $75 million and its most recently reported shareholders’ equity was below $75 million ($46.5 million at November 2, 2008, the most recently reported date prior to the NYSE notification). Under applicable NYSE procedures, the company had 45 days from the date of its receipt of the notice to submit a plan to the NYSE to demonstrate its ability to achieve compliance with the continued listing standards within 18 months. The company submitted its plan to demonstrate compliance with the listing standards within the required 45 day time frame. On March 6, 2009, this plan was approved by the NYSE. The NYSE will monitor the company on a quarterly basis and can deem the plan period over prior to the end of the 18 months if a company is able to demonstrate returning to compliance with the applicable continued listing standards (which would mean the company would have to either increase its shareholders’ equity to $75 million or demonstrate market capitalization of at least $75 million), or achieve the ability to qualify under an original listing standard, for a period of two consecutive quarters. Regardless of this plan, if our average market capitalization over a 30 trading-day period is below $15 million pursuant to temporary rule, under standard NYSE rules, the NYSE would be expected to start immediate delisting procedures.

Effective May 12, 2009, the NYSE received approval from the SEC for a pilot program that would lower the numeric thresholds in the above mentioned requirements to $50 million. This pilot program would be effective through October 31, 2009, with a subsequent rule filing anticipated prior to this date to make this a permanent continued listing standard change.

At May 3, 2009 our shareholders’ equity was $48.0 million and our consecutive 30 trading-day period average market capitalization was $45.8 million.

Analyst Coverage

These analysts cover Culp, Inc.:

Raymond, James & Associates - Budd Bugatch, CFA
Value Line - Craig Sirois

Dividends and Share Repurchases

We have not paid a cash dividend nor repurchased any of our common stock from our shareholders during the past three years. Our agreements with our lenders associated with the Bodet & Horst and existing unsecured term notes allow the payment of dividends and common stock share repurchases if certain financial tests are met as defined in these agreements.

Performance Comparison

The following graph shows changes over the five-year period ended May 3, 2009 in the value of $100 invested in (1) the common stock of the company, (2) the Hemscott Textile Manufacturing Group Index (formerly named Core Data Textile Manufacturing Group Index) reported by Standard and Poor’s, consisting of twelve companies (including the company) in the textile industry, and (3) the Standard & Poor’s 500 Index.

The graph assumes an initial investment of $100 at the end of fiscal 2004 and the reinvestment of all dividends during the periods identified.

Market Information

See Item 6, Selected Financial Data, and Selected Quarterly Data in Item 8, for market information regarding the company’s common stock.

ITEM 6. SELECTED FINANCIAL DATA

						percent
	fiscal	fiscal	fiscal	fiscal	fiscal	change
(amounts in thousands, except per share amounts)	2009	2008	2007	2006	2005	2009/2008
INCOME (LOSS) STATEMENT DATA
net sales	$203,938	254,046	250,533	261,101	286,498	(19.7	) %
cost of sales (6)	179,286	220,887	219,328	237,233	260,341	(18.8)
gross profit	24,652	33,159	31,205	23,868	26,157	(25.7)
selling, general, and administrative expenses (6)	19,751	23,973	27,030	28,954	35,357	(17.6)
goodwill impairment	-	-	-	-	5,126	-
restructuring expense and asset impairment (6)	9,471	886	3,534	10,273	10,372	N.M.
(loss) income from operations	(4,570)	8,300	641	(15,359)	(24,698)	N.M.
interest expense	2,359	2,975	3,781	4,010	3,713	(20.7)
interest income	(89)	(254)	(207)	(126)	(134)	(65.0)
other expense	43	736	68	634	517	(94.2)
(loss) income before income taxes	(6,883)	4,843	(3,001)	(19,877)	(28,794)	N.M.
income taxes	31,959	(542)	(1,685)	(8,081)	(10,942)	N.M.
net (loss) income	$(38,842)	5,385	(1,316)	(11,796)	(17,852)	N.M.
depreciation (7)	6,712	5,548	7,849	14,362	18,884	21.0
weighted average shares outstanding	12,651	12,624	11,922	11,567	11,549	0.2
weighted average shares outstanding, assuming dilution	12,651	12,765	11,922	11,567	11,549	(0.9)
PER SHARE DATA
net income (loss) per share - basic	$(3.07)	0.43	(0.11)	(1.02)	(1.55)	N.M.
net income (loss) per share - diluted	$(3.07)	0.42	(0.11)	(1.02)	(1.55)	N.M.

book value	3.76	6.83	6.29	6.39	7.43	(44.9)
BALANCE SHEET DATA
operating working capital (5)	$23,503	38,368	46,335	44,907	56,471	(38.7	) %
property, plant and equipment, net	24,253	32,939	37,773	44,639	66,032	(26.4)
total assets	95,294	148,029	159,946	157,467	176,123	(35.6)
capital expenditures	3,160	6,928	4,227	6,470	14,360	(54.4)
long-term debt and lines of credit (1)	16,368	21,423	40,753	47,722	50,550	(23.6)
shareholders' equity	48,031	86,359	79,077	74,523	85,771	(44.4)
capital employed (3)	52,602	102,868	109,661	112,531	131,214	(48.9)
RATIOS & OTHER DATA
gross profit margin	12.1%	13.1%	12.5%	9.1%	9.1%
operating income (loss) margin	(2.2)%	3.3%	0.3%	(5.9)%	(8.6)%
net income (loss) margin	(19.0)%	2.1%	(0.5)%	(4.5)%	(6.2)%
effective income tax rate	(464.3)%	(11.2)%	56.1%	40.7%	38.0%
long-term debt to total capital employed ratio (1)	31.1%	20.8%	37.2%	42.4%	38.5%
operating working capital turnover (5)	6.4	5.8	5.3	5.0	4.8
days sales in receivables	32	37	41	39	35
inventory turnover	6.0	5.8	5.7	5.4	5.2
STOCK DATA
stock price
high	$7.91	12.30	8.52	5.23	9.10
low	1.30	6.12	4.24	3.83	4.20
close	4.40	7.53	8.50	4.64	4.70
P/E ratio (2)
high (4)	N.M.	29	N.M.	N.M.	N.M.
low (4)	N.M.	15	N.M.	N.M.	N.M.
daily average trading volume (shares)	19.2	38.3	17.8	12.5	21.1
(1) Long-term debt includes long-term and current maturities of long-term debt and lines of credit.
(2) P/E ratios based on trailing 12-month net income per share.
(3) Capital employed includes long-term and current maturities of long-term debt, lines of credit, and shareholders’ equity, offset by cash and cash equivalents.
(4) N.M – Not meaningful
(5) Operating working capital for this calculation is accounts receivable and inventories, offset by accounts payable.
(6) The company incurred restructuring and related charges in fiscal 2009, 2008, 2007, 2006 and 2005. See note 3 of the company's consolidated financial statements
(7) Includes accelerated depreciation of $2.1 $1.2, $5.0 and $6.0 million for fiscal 2009, 2007, 2006 and 2005, respectively.
No accelerated depreciation was recorded in fiscal 2008.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes attached thereto.

Overview

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30.  The year ended May 3, 2009 included 53 weeks. The years ended and April 27, 2008 and April 29, 2007, each included 52 weeks.  Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.  The mattress fabrics segment primarily manufactures, sources, and sells fabrics to bedding manufacturers.  The upholstery fabrics segment sources, manufacturers and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

We evaluate the operating performance of our segments based upon income (loss) from operations before restructuring and related charges, certain unallocated corporate expenses, and other non-recurring items.  Cost of sales in both segments include costs to manufacture or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and all costs related to being a public company.  Segment assets include assets used in the operation of each segment and primarily consist of accounts receivable, inventories, and property, plant and equipment. The mattress fabrics segment also includes in segment assets, assets held for sale, goodwill, and other current and non-current assets purchased during fiscal 2007 from the International Textile Group, Inc. (ITG) related to its mattress product line and purchased in fiscal 2009 from Bodet & Horst USA, LP and Bodet & Horst GMBH & Co. KG (Bodet & Horst) related to its knitted mattress fabric operation. The upholstery fabrics segment also includes assets held for sale in segment assets.

For fiscal 2009, our overall net sales decreased 20% to $203.9 million, compared with $254.0 million for fiscal 2008. This sales decrease reflects unprecedented weak consumer demand in both the bedding and furniture industries and the planned discontinuance of certain products in both segments. The company reported a pre-tax loss of $6.9 million, which includes restructuring and related charges of $13.1 million, for fiscal 2009. We reported pre-tax income of $4.8 million, which includes restructuring and related charges of $2.9 million in fiscal 2008. The change in the our pre-tax results primarily results from an increase in restructuring and related charges in the upholstery fabrics segment of $13.1 million in fiscal 2009 compared with $2.9 million, in fiscal 2008. Of the $13.1 million restructuring and related charges in fiscal 2009, $11.5 million and $1.6 million represent non-cash and cash charges, respectively. Of the $2.9 million restructuring and related charges in fiscal 2008, $1.5 million and $1.4 million represent non-cash and cash charges, respectively.

We reported a net loss of $38.8 million in fiscal 2009, or $3.07 per diluted share, compared with net income of $5.4 million, or $0.42 per diluted share, for fiscal 2008.  The net loss for fiscal 2009 included a $27.2 million non-cash charge, or $2.15 per diluted share, for the establishment of a valuation allowance against substantially all of our net deferred tax assets, and $13.1 million, or $1.03 per diluted share, in restructuring and related charges noted above.

At the segment level, mattress fabrics reported sales of $115.4 million in fiscal 2009 compared with $138.1 million for fiscal 2008. Operating income was $13.2 million in fiscal 2009 compared with $14.1 million in fiscal 2008. Operating margins improved to 11.5% in fiscal 2009 compared with 10.2% in fiscal 2008. Despite lower sales, operating margins increased due to operational improvements made possible by capital projects and the acquisition of the knitted mattress fabrics operation of Bodet & Horst. For upholstery fabrics, net sales were $88.5 million in fiscal 2009 compared with $115.9 million for fiscal 2008. Operating loss for fiscal 2009 was $1.5 million compared with operating income of $1.2 million in fiscal 2008. This decrease in earnings reflects the continued soft demand industry wide for upholstery fabrics. Although the segment experienced an operating loss for fiscal 2009, substantial improvement was achieved in the second half of fiscal 2009, leading to an approximate $700,000 operating profit in the third and fourth quarters.

From a balance sheet perspective, in spite of the unprecedented weak consumer demand in the bedding and furniture industries and the resulting net loss, our financial position strengthened in fiscal 2009. Our cash and cash equivalents were $11.8 million at May 3, 2009 compared with $4.9 million at April 27, 2008. This increase in cash and cash equivalents reflects cash flow from operations in fiscal 2009 of $22.8 million compared with $16.4 million in fiscal 2008. The increase in cash flow from operations is due to consistent profitability in the mattress fabrics segment and working capital reductions in both segments. We repaid $16.1 million in long-term debt in fiscal 2009, of which $4.6 million related to principal payments due in March and June 2010. Our long-term debt balance was $16.4 million and $21.4 million at May 3, 2009 and April 27, 2008, respectively. The long-term debt balance of $16.4 million includes an $11.0 million unsecured term loan added in the second quarter of fiscal 2009 to finance the purchase of the knitted mattress fabrics operation of Bodet & Horst. Also, our long-term debt balance of $16.4 million is unsecured, with scheduled principal payments of $4.7 million, $168,000, and $2.4 million in fiscal 2010, 2011, and 2012, respectively.

Results of Operations

The following table sets forth certain items in the company’s consolidated statements of net (loss) income as a percentage of net sales.

	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	87.9	86.9	87.5
Gross profit	12.1	13.1	12.5
Selling, general and administrative expenses	9.7	9.4	10.8
Restructuring expense	4.6	0.3	1.4
(Loss) income from operations	(2.2)	3.3	0.3
Interest expense, net	1.2	1.1	1.4
Other expense	0.0	0.3	0.0
(Loss) income before income taxes	(3.4)	1.9	(1.2)
Income taxes *	(464.3)	(11.2)	56.1
Net (loss) income	(19.0)%	2.1%	(0.5)%

* Calculated as a percentage of (loss) income before income taxes.

The following tables set forth the company’s statements of operations by segment for the fiscal years ended May 3, 2009, April 27, 2008, and April 29, 2007.

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE TWELVE MONTHS ENDED MAY 3, 2009 AND APRIL 27, 2008

(Amounts in thousands)

	YEARS ENDED

	Amounts						Percent of Total Sales
	May 3,		April 27,		% Over		May 3,		April 27,
Net Sales by Segment	2009		2008		(Under)		2009		2008

Mattress Fabrics	$115,396		138,064		(16.4	) %	56.6%		54.3%
Upholstery Fabrics	88,542		115,982		(23.7	) %	43.4%		45.7%

Net Sales	$203,938		254,046		(19.7	) %	100.0%		100.0%

Gross Profit by Segment							Gross Profit Margin

Mattress Fabrics	$20,996		22,576		(7.0	) %	18.2%		16.4%
Upholstery Fabrics	7,253		12,829		(43.5	) %	8.2%		11.1%
Subtotal	28,249		35,405		(20.2	) %	13.9%		13.9%

Loss on impairment of equipment	-		(289)	(2)	(100.0	) %	0.0%		(0.1	) %
Restructuring related charges	(3,597)	(1)	(1,957)	(1)	83.8%		(1.8	) %	(0.8	) %

Gross Profit	$24,652		33,159		(25.7	) %	12.1%		13.1%

Selling, General and Administrative expenses by Segment							Percent of Sales

Mattress Fabrics	$7,749		8,457		(8.4	) %	6.7%		6.1%
Upholstery Fabrics	8,756		11,650		(24.8	) %	9.9%		10.0%
Unallocated Corporate	3,225		3,797		(15.1	) %	1.6%		1.5%
Subtotal	19,730		23,904		(17.5	) %	9.7%		9.4%

Restructuring related charges	21	(1)	69	(1)	(69.6	) %	0.0%		0.0%

Selling, General and Administrative expenses	$19,751		23,973		(17.6	) %	9.7%		9.4%

Operating Income (loss) by Segment							Operating Income (Loss) Margin

Mattress Fabrics	$13,247		14,118		(6.2	) %	11.5%		10.2%
Upholstery Fabrics	(1,503)		1,180		N.M.		(1.7	) %	1.0%
Unallocated Corporate	(3,225)		(3,797)		(15.1	) %	(1.6	) %	(1.5	) %
Subtotal	8,519		11,501		(25.9	) %	4.2%		4.5%

Loss on impairment of equipment	-		(289)	(2)	(100.0	) %	0.0%		(0.1	) %
Restructuring expense and restructuring related charges	(13,089)	(1)	(2,912)	(1)	N.M.		(6.4	) %	(1.1	) %

Operating (loss) income	$(4,570)		8,300		N.M.		(2.2	) %	3.3%

Depreciation by Segment

Mattress Fabrics	$3,542		3,443		2.9%
Upholstery Fabrics	1,080		2,105		(48.7	) %
Subtotal	4,622		5,548		(16.7	) %
Accelerated Depreciation	2,090		-		100.0%
Total Depreciation	6,712		5,548		21.0%

Notes:

(1) See restructuring and related charges section of Management's Discussion and Analysis for detailed explanation of charges.

(2) The $289 represents an impairment loss on older and existing equipment that is being replaced by newer and more efficient equipment. This impairment loss pertains to the mattress fabrics segment.

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE TWELVE MONTHS ENDED APRIL 27, 2008 AND APRIL 29, 2007

(Amounts in thousands)

	YEARS ENDED

	Amounts						Percent of Total Sales
	April 27,		April 29,		% Over		April 27,	April 29,
Net Sales by Segment	2008		2007		(Under)		2008	2007

Mattress Fabrics	$138,064		107,797		28.1%		54.3%	43.0%
Upholstery Fabrics	115,982		142,736		(18.7	) %	45.7%	57.0%

Net Sales	$254,046		250,533		1.4%		100.0%	100.0%

Gross Profit by Segment							Gross Profit Margin

Mattress Fabrics	$22,576		18,610		21.3%		16.4%	17.3%
Upholstery Fabrics	12,829		17,397		(26.3	) %	11.1%	12.2%
Subtotal	35,405		36,007		(1.7	) %	13.9%	14.4%

Loss on impairment of equipment	(289)	(2)	-		(100.0	) %	(0.1)%	0.0%
Restructuring related charges	(1,957)	(1)	(4,802)	(1)	(59.2	) %	(0.8)%	(1.9	) %

Gross Profit	$33,159		31,205		6.3%		13.1%	12.5%

Selling, General and Administrative expenses by Segment							Percent of Sales

Mattress Fabrics	$8,457		7,856		7.7%		6.1%	7.3%
Upholstery Fabrics	11,650		15,065		(22.7	) %	10.0%	10.6%
Unallocated Corporate expenses	3,797		4,051		(6.3	) %	1.5%	1.6%
Subtotal	23,904		26,972		(11.4	) %	9.4%	10.8%

Restructuring related charges	69	(1)	58	(1)	19.0%		0.0%	0.0%

Selling, General and Administrative expenses	$23,973		27,030		(11.3	) %	9.4%	10.8%

Operating Income (loss) by Segment							Operating Income (Loss) Margin

Mattress Fabrics	$14,118		10,754		31.3%		10.2%	10.0%
Upholstery Fabrics	1,180		2,332		(49.4	) %	1.0%	1.6%
Unallocated corporate expenses	(3,797)		(4,051)		(6.3	) %	(1.5)%	(1.6	) %
Subtotal	11,501		9,035		27.3%		4.5%	3.6%

Loss on impairment of equipment	(289)	(2)	-		(100.0	) %	(0.1)%	0.0%
Restructuring expense and restructuring related charges	(2,912)	(1)	(8,394)	(1)	(65.3	) %	(1.1)%	(3.4	) %

Operating income	$8,300		641		N.M.		3.3%	0.3%

Depreciation by Segment

Mattress Fabrics	$3,443		3,679		(6.4	) %
Upholstery Fabrics	2,105		2,923		(28.0	) %
Subtotal	5,548		6,602		(16.0	) %
Accelerated Depreciation	-		1,247		(100.0	) %
Total Depreciation	$5,548		7,849		(29.3	) %

Notes:

(1) See restructuring and related charges section of Management's Discussion and Analysis for detailed explanation of charges.

(2) The $289 represents an impairment loss on older and existing equipment that is being replaced by newer and more efficient equipment. This impairment loss pertains to the mattress fabrics segment.

2009 compared with 2008

Segment Analysis

Mattress Fabrics Segment

Bodet & Horst Asset Acquisition

Pursuant to an Asset Purchase Agreement among the company, Bodet & Horst USA, LP and Bodet & Horst GMBH & Co. KG (collectively “Bodet & Horst”) dated August 11, 2008, we purchased certain assets and assumed certain liabilities of the knitted mattress fabric operation of Bodet & Horst, including its manufacturing operation in High Point, North Carolina. This purchase has allowed us to have a vertically integrated manufacturing platform in all major product categories of the mattress fabrics industry. The purchase involved the equipment, inventory, and intellectual property associated with the High Point manufacturing operation, which had served as our primary source of knitted mattress fabric for the prior six years. Demand for this product line has grown significantly, as knits are increasingly being utilized on mattresses at volume retail price points. The purchase price for the assets was cash in the amount of $11.4 million, which included an adjustment of $477,000 for changes in working capital as defined in the asset purchase agreement, and the assumption of certain liabilities. Also, in connection with the purchase, the we entered into a six-year consulting and non-compete agreement with the principal owner of Bodet & Horst, providing for payments to the owner in the amount of $75,000 per year to be paid in quarterly installments (of which $50,000 and $25,000 will be allocated to the non-compete covenant and consulting fees, respectively) for the agreement’s full six-year term.

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

In connection with the 2008 Note Agreement, we entered into a Consent and Fifth Amendment (the “Consent and Amendment”) that amends the previously existing unsecured note purchase agreements. The purpose of the Consent and Amendment was for the existing note holders to consent to the 2008 Note Agreement and to provide that certain financial covenants in favor of the existing note holders would be on the same terms as those contained in the 2008 Note Agreement.

In connection with the asset purchase agreement, we assumed the lease of the building where the operation is located. This lease is with a partnership owned by certain shareholders and officers of the company and their immediate families. The lease provides for monthly payments of $12,704, expires on June 30, 2010, and contains a renewal option for an additional three years. As of May 3, 2009, the minimum lease payment requirements over the next two fiscal years are:  FY 2010 - $152,000 and FY 2011 - $25,000.

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

We recorded a non-compete agreement at its fair value based on various valuation techniques. This non-compete agreement will be amortized on a straight-line basis over the six-year life of the agreement. Property, plant, and equipment will be depreciated on a straight-line basis over useful lives ranging from five to fifteen years. Goodwill is deductible for income tax purposes over the statutory period of fifteen years.

The following unaudited pro forma consolidated results of operations for the years ending May 3, 2009 and April 27, 2008 have been prepared as if the acquisition of Bodet & Horst had occurred at April 30, 2007.

	Years ended
(dollars in thousands)	May 3, 2009	April 27, 2008
Net Sales	$203,938	$254,046

(Loss) income from operations	(3,625)	11,703

Net (loss) income	(38,607)	6,968

Net (loss) income per share, basic	(3.05)	0.55

Net (loss) income per share, diluted	(3.05)	0.55

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Net Sales

For fiscal 2009, the mattress fabrics segment reported net sales of $115.4 million compared with $138.1 million for fiscal 2008, a decrease of 16%. Mattress ticking yards sold during fiscal 2009 were 46.8 million compared with 56.6 million yards sold in fiscal 2008, a decrease of 17%. These trends reflect unprecedented weak consumer demand in the bedding industry and planned discontinuance of certain products from the ITG acquisition completed in January 2007. The average selling price for fiscal 2009 was $2.46 per yard compared with $2.44 in fiscal 2008, an increase of 1%. This trend reflects the continued shift in the product mix toward knitted fabrics, which have a higher average selling price.

Gross Profit

For fiscal 2009, the mattress fabrics segment reported gross profit of $21.0 million compared with $22.6 million for fiscal 2008. Despite the significant decline in net sales, gross profit margins increased to 18.2% in fiscal 2009 compared with 16.4% in fiscal 2008. During fiscal 2009 the company took major actions to respond to the decrease in net sales.  First, we completed a $5.0 million capital project to significantly strengthen our woven fabrics manufacturing operations and provide further reactive capacity to our customers. The expanded capacity this capital project provides should effectively position the company to pursue further growth opportunities. Second, the acquisition of the knitted mattress fabrics operation of Bodet & Horst has been successfully integrated into our operations and further enhanced the company’s strong service platform with improved supply logistics from pattern inception to fabric delivery, allowing accelerated responsiveness and greater stability. With the weaving expansion and the completion of the Bodet & Horst acquisition, we now have a large and modern, vertically integrated manufacturing platform in all major product categories of the mattress fabrics industry.

Operating Income

For fiscal 2009, the mattress fabrics segment reported operating income of $13.2 million compared with $14.1 million in fiscal 2008.  Operating income margins increased to 11.5% in fiscal 2009 compared with 10.2% in fiscal 2008 due to the major actions noted above, a decrease in selling, general, and administrative expenses, offset, in part, by declining business volumes.

Selling, general, and administrative expenses were $7.7 million, or 6.7% of net sales, in fiscal 2009 compared with $8.5 million, or 6.1% of net sales, in fiscal 2008. This trend primarily reflects declining business volumes in fiscal 2009 compared with fiscal 2008.

Segment Assets

Segment assets consist of accounts receivable, inventory, assets held for sale, non-compete agreements associated with the ITG and Bodet & Horst acquisitions, goodwill, and property, plant and equipment.  As of May 3, 2009, accounts receivable and inventory totaled $21.8 million, compared to $27.6 million at April 27, 2008. This decrease is primarily due to lower sales volume in fiscal 2009 compared with fiscal 2008 and improved working capital management.

At May 3, 2009 and April 27, 2008, this segment had assets held for sale with carrying values totaling $20,000 and $35,000, respectively. Effective January 2, 2008, we adopted a plan to sell certain older equipment related to the mattress fabrics segment that was being replaced by newer and more efficient equipment. In connection with the plan of disposal, we determined that the carrying value of this equipment was $513,000, which exceeded its fair value of $224,000. Consequently, we recorded an impairment loss of $289,000 in fiscal 2008. This impairment loss of $289,000 was recorded in cost of sales in the 2008 Consolidated Statement of Operations. We received sales proceeds totaling $189,000 in fiscal 2008. In fiscal 2009, an impairment loss of $15,000 was recorded as the company determined that the fair value of the remaining equipment classified as held for sale exceeded its fair value.

At May 3, 2009 and April 27, 2008, the carrying value of the non-compete agreements were $1.2 million and $789,000, respectively. At May 3, 2009 and April 27, 2008, the carrying value of the segment’s goodwill was $11.6 million and $4.1 million, respectively. The increase in the carrying value of the non-compete agreements and goodwill pertains to the Bodet & Horst acquisition.

At May 3, 2009 and April 27, 2008, property, plant and equipment totaled $23.7 million and $21.7 million, respectively. This increase reflects the completion of the $5.0 million capital project and property, plant, and equipment purchased in connection with the Bodet & Horst acquisition, offset by depreciation expense of $3.5 million in fiscal 2009.  The $23.7 million balance at May 3, 2009, represents property, plant, and equipment located in the U.S. of $16.4 million and located in Canada of $7.3 million.

Upholstery Fabrics Segment

Restructuring and Related Charges

During fiscal 2009, total restructuring and related charges incurred were $13.1 million, of which $8.0 million was for write-downs of equipment and buildings, $3.5 million for inventory markdowns, $786,000 for employee termination benefits, $728,000 for lease termination and other exit costs, and $140,000 for other operating costs associated with closed plant facilities. Of these total charges, $3.6 million was recorded in cost of sales, $21,000 was recorded in selling, general, and administrative expenses, and $9.5 million was recorded in restructuring expense in the 2009 Consolidated Statement of Operations. Of these total charges, $11.5 million and $1.6 million represent non-cash and cash charges, respectively.

During fiscal 2008, total restructuring and related charges incurred were $2.9 million, of which $1.0 million related to inventory markdowns, $1.0 million for other operating costs associated with closed plant facilities, $533,000 for lease termination and other exit costs, $503,000 for write-downs of buildings and equipment, $189,000 for asset movement costs, $23,000 for employee termination benefits, and a credit of $362,000 for sales proceeds received on equipment with no carrying value. Of these total charges, $1.9 million was recorded in cost of sales, $69,000 was recorded in selling, general, and administrative expenses, and $866,000 was recorded in restructuring expense in the 2008 Consolidated Statement of Operations. Of these total charges, $1.4 million and $1.5 million represent cash and non-cash charges, respectively.

A detailed explanation of each of our significant restructuring plans for fiscal 2009 and 2008 is presented below.

September 2008 – Upholstery Fabrics

On September 3, 2008, our board of directors approved changes to the upholstery fabric operations, including the consolidation of plant facilities in China and the reduction of excess manufacturing capacity. These actions were in response to the extremely challenging industry conditions for upholstery fabrics. During fiscal 2009, restructuring and related charges totaled $9.6 million, of which $6.6 million related to impairment charges on equipment and leasehold improvements, $2.1 million for accelerated depreciation, $502,000 for inventory markdowns, $443,000 for lease termination and other exit costs, $25,000 for other operating costs associated with closed plant facilities, and $10,000 for employee termination benefits. The $2.1 million accelerated depreciation charge represents the incremental depreciation expense to reflect revised depreciation estimates and useful lives for certain fixed assets that were to be used over a shortened useful life from the period the restructuring plan was announced until the respective plant facility was closed and operations ceased. Of this total charge, $7.0 million and $2.6 million were recorded in restructuring expense and cost of sales in the 2009 Consolidated Statement of Operations.

December 2006-Upholstery Fabrics

On December 12, 2006, our board of directors approved a restructuring plan within the upholstery fabrics segment to consolidate the company’s U.S. upholstery fabrics manufacturing facilities and outsource its specialty yarn production. This process involved closing the company’s weaving plant located in Graham, North Carolina, and closing the yarn plant located in Lincolnton, North Carolina. We transferred certain production from the Graham plant to its Anderson, South Carolina and Shanghai, China plant facilities as well as a small portion to contract weavers. As a result of these two plant closures, the company reduced the number of associates by approximately 185 people.

During fiscal 2009, we further assessed the net realizable value of our inventory, recoverability of our property, plant, and equipment, and selling, general, and administrative expenses based on current demand trends related to our U.S. upholstery fabric operations. This assessment was required based on the adverse economic conditions resulting from the depressed housing market, credit crisis, and decreased consumer spending that developed in the second quarter of fiscal 2009, and which was more severe than we anticipated at the end of fiscal 2008. As a result, restructuring and related charges incurred were $3.5 million of which $1.4 million related to impairment charges on a building and equipment, $886,000 related to inventory markdowns, $798,000 related to employee termination benefits, $271,000 related to lease termination and other exit costs, and $116,000 related to other operating costs associated with closed plant facilities. Of this total charge, $2.5 million was recorded in restructuring expense, $980,000 was recorded in cost of sales, and $21,000 was recorded in selling, general, and administrative expenses in the 2009 Consolidated Statement of Operations.

During fiscal 2008, total restructuring and related charges incurred for this restructuring plan were $2.9 million of which $1.0 million related to inventory markdowns, $978,000 related to other operating costs associated with closed plant facilities, $503,000 related to write-downs of buildings and equipment, $467,000 related to lease termination and other exit costs, $189,000 related to asset movement costs, $171,000 related to employee termination benefits, and a credit of $362,000 related to sales proceeds received on equipment with no carrying value. Of this total charge, $1.9 million was recorded in cost of sales, $69,000 was recorded in selling, general, and administrative expenses, and $968,000 was recorded in restructuring expense in the 2008 Consolidated Statement of Operations.

Long-Lived Asset Impairments

During fiscal 2009, we incurred impairment charges on property, plant, and equipment in connection with its restructuring activities. These impairment charges totaled $8.0 million and were recorded in restructuring expense in the 2009 Consolidated Statement of Operations. This $8.0 million impairment charge includes $2.2 million for fixed assets that were abandoned in connection with the consolidation of certain plant facilities in China and $774,000 to reflect the selling price of the company’s corporate headquarters of $4.0 million. Also, during the course of the company’s strategic review in the second quarter of fiscal 2009 of its upholstery fabrics business, the company assessed the recoverability of the carrying value of its upholstery fabric fixed assets that were being held and used in operations. This strategic review resulted in impairment losses of $4.4 million and $543,000 for fixed assets located in China and the U.S., respectively. In addition, the company incurred impairment losses totaling $115,000 for assets held for sale associated with its U.S upholstery fabric operations. These losses reflect the amounts by which the carrying values of these fixed assets exceeded their estimated fair values determined by their estimated future discounted cash flows and quoted market prices.

Net Sales

For fiscal 2009, upholstery fabric net sales (which include both fabric and cut and sewn kits) were $88.5 million compared with $115.9 million in fiscal 2008, a decrease of 24%.  On a unit volume basis, total yards sold for fiscal 2009 decreased by 28% compared with fiscal 2008.  Average selling price was $4.30 per yard for fiscal 2009 compared with $4.22 per yard in fiscal 2008, an increase of 2%. Upholstery fabrics sales represented approximately 43% of total net sales for fiscal 2009, down from 46% in fiscal 2008. Net sales of upholstery fabrics produced outside the company’s U.S. manufacturing operations were $68.1 million in fiscal 2009, a decrease of 10% from $75.9 million in fiscal 2008. Net sales of U.S. produced upholstery fabrics were $20.4 million in fiscal 2009, a decrease of 49% from $40.0 million in fiscal 2008. Upholstery fabric sales reflect worsening soft demand industry wide, as well as worsening demand for U.S. produced upholstery fabrics driven by consumer preference for leather and suede furniture and other imported furniture and fabrics.

Gross Profit

For fiscal 2009, the upholstery fabrics segment reported gross profit of $7.3 million compared with $12.8 million for fiscal 2008. Gross profit margins were 8.2% in fiscal 2009 compared with 11.1% in fiscal 2008. In response to this decline in net sales and profits, the company took the following major actions as part of the profit improvement plan initiated during the second quarter of fiscal 2009:

•	Consolidated our China operations into fewer facilities and reduced excess manufacturing capacity. (See Restructuring and Related Charges section for further details).

•	Significantly reduced the cost structure of our U.S. velvet operations located in Anderson, SC.

•
Implemented a modest price increase on certain upholstery fabrics; and wherever possible, obtained price concessions from suppliers on certain high volume items where we could not increase our selling prices

•	Continued focus on improved inventory management. Inventory was $9.1 million at May 3, 2009, a decrease of 56% from $20.8 million at April 27, 2008.

As a result of the major actions noted above, the upholstery fabrics segment reported gross profit of $3.0 million, or 14%, in the fourth quarter of fiscal 2009 compared with $2.9 million, or 10%, for the fourth quarter of fiscal 2008.

Operating (Loss) Income

The upholstery fabrics segment reported an operating loss for fiscal 2009 of $1.5 million compared with operating income of $1.2 million in fiscal 2008. This trend reflects the decline in net sales noted above.

Despite the decline in net sales in the fourth quarter ($21.1 million in 2009 and $29.4 million in 2008), the upholstery fabrics segment reported operating income of $666,000, or 3.1% of net sales in fiscal 2009, compared with $134,000, or 0.5% of net sales, for fiscal 2008. The operating income for the fourth quarter of fiscal 2009 reversed operating losses of $2.2 million in the first half of fiscal 2009. These results reflect the major actions noted above as part of the profit improvement plan and the implementation of a plan that reduced selling, general, and administrative expenses by 25% compared to the previous year. This plan included reductions of base compensation for senior management of the upholstery fabrics segment.

Management remains cautiously optimistic about the company’s prospects in the upholstery fabrics business because of the following: a) we have been receiving significantly higher fabric placements, including  cut and sew kits, with a broader base of key customers; b) we have established a mature, scalable and low cost model in China that is vertically integrated by way of a network of key manufacturing partners that we developed over several years; c) we have made significant progress in the competitive position of our U.S. facility this year; and d) we are now keenly focused on sales and marketing initiatives rather than restructuring actions. Although we believe these factors are all favorable indicators, management remains committed to taking additional steps if necessary to address the low profitability of the company’s upholstery fabrics operations, regardless of prevailing economic and business conditions. We could experience additional inventory markdowns and further restructuring charges in the upholstery fabric operations if sales and profitability continue to decline and further restructuring actions become necessary.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, and assets held for sale.  As of May 3, 2009, accounts receivable and inventory totaled $20.3 million, compared to $34.9 million at April 27, 2008. This decline reflects lower sales and improved working capital management. At May 3, 2009, the upholstery fabrics reported no carrying value associated with property, plant and equipment. Property, plant, and equipment totaled $11.2 million at April 27, 2008. This decline reflects restructuring charges of $8.0 million for fixed asset impairments (see restructuring and related charges section for more details), $2.1 million related to accelerated depreciation in connection with the consolidation of plant facilities in China, and reclassifications of property, plant, and equipment to assets held for sale.

At May 3, 2009 and April 27, 2008, this segment had assets held for sale with a carrying value of $1.2 million and $792,000, respectively. Assets held for sale represent buildings and equipment associated with our U.S. upholstery fabric operations. We expect that the final sale and disposal of these assets to be completed within a year. The company determined that the carrying values of some of the underlying assets exceeded their fair values. Consequently, the company recorded an impairment charge totaling $115,000 and $20,000 in restructuring expense in the 2009 and 2008 Consolidated Statement of Operations, respectively.

Other Income Statement Categories

Selling, General and Administrative Expenses – Selling, general, and administrative expenses (SG&A) for the company as a whole were $19.8 million, or 9.7% of net sales, for fiscal 2009 compared with $24.0 million, or 9.4% of net sales, for fiscal 2008, a decrease of 17.6%.  This trend primarily reflects the company’s restructuring efforts and profit improvement plan associated with its upholstery fabrics segment, partially offset by an increase of $358,000 in the provision for doubtful accounts in fiscal 2009.

Interest Expense (Income) -- Interest expense for fiscal 2009 decreased to $2.4 million from $3.0 million in fiscal 2008. This trend primarily reflects lower outstanding balances on existing long-term debt and a decrease in interest rates, partially offset by interest expense incurred on the $11.0 million unsecured note used to finance the Bodet & Horst acquisition. Interest income for fiscal 2009 decreased to $89,000 from $254,000 in fiscal 2008. This trend reflects a significant reduction in money market interest rates during fiscal 2009.

Other Expense – Other expense for fiscal 2009 was $43,000 compared with $736,000 in fiscal 2008. This change primarily reflects fluctuations in foreign currency exchange rates for subsidiaries domiciled in China and Canada.

Income Taxes

Significant judgment is required in determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We account for income taxes using the asset and liability approach as prescribed by SFAS No. 109, “Accounting for Income Taxes.” This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or income tax returns. Using the enacted tax rates in the effect for the year in which differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax basis of an asset or liability. If a change in the effective tax rate to be applied to a timing difference is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.

Effective Income Tax Rate

We recorded income tax expense of $32.0 million, or 464.3% of loss before income tax expense in fiscal 2009 compared to an income tax benefit of $542,000, or 11.2% of income before income taxes in fiscal 2008. Income tax expense for fiscal 2009 is different from the amount obtained by applying our statutory rate of 34% to loss before income taxes for the following reasons:

•	The income tax rate increased 395% for a $27.2 million non-cash charge for the establishment of a valuation allowance against substantially all of the company’s net deferred tax assets.

•	The income tax rate increased 50% for an increase in income tax reserves for unrecognized tax benefits.

•
The income tax rate increased 26% for the tax effects of foreign exchange gains on U.S. denominated account balances in which income taxes are paid in Canadian dollars. In fiscal 2008, the income tax rate decreased 23% for the tax effects of foreign exchange losses on U.S. denominated account balances in which income taxes are paid in Canadian dollars. In fiscal 2009 and 2008, the Canadian foreign exchange rate in relation to the U.S. dollar has been very volatile due to changes in oil prices and current global economic conditions.

•
The income tax rate increased 23% for the recording of a deferred tax liability for estimated U.S. income taxes that will be payable upon anticipated future repatriation of undistributed earnings from the company’s subsidiaries located in China.

The income tax benefit for fiscal 2008 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•
The income tax rate was reduced by 23% for the tax effects of foreign exchange losses on U.S. denominated account balances in which income taxes are paid in Canadian dollars. The Canadian foreign exchange rate in relation to the U.S. dollar has been very volatile due to changes in oil prices and the current global economic conditions.

•
The income tax rate was reduced by 19% for the tax effects of a tax holiday for our subsidiaries located in China. Under a tax holiday in the People’s Republic of China, the company was granted an exemption from income taxes for two years commencing from the first profit-making year on a calendar year basis and a 50% reduction in income tax rates for the following three years. Calendar year 2004 was the first profit-making year. We were entitled to a 50% income tax reduction through December 31, 2008. The income tax rate was reduced by 0.4% for the tax effects of the tax holiday in China in fiscal 2009.  This decrease compared with fiscal 2008 to lower pre-tax income in fiscal 2009 for the company’s China operations.  The company’s pre-tax income in China was $1.4 million in calendar year 2008.

•
The income tax rate was reduced by 12% for research and development credits taken on our Canadian income tax returns for fiscal years 2006 through 2008. We engaged a consultant in fiscal 2008 to assist management in documenting and determining the amount of these credits that could be deducted on the company’s Canadian tax returns.

•	The income tax rate was reduced by 12% for income tax incentives granted by the Chinese government for the start up of a cut and sew operation located in Shanghai.

•	The income tax rate was increased by 27% for an increase in income tax reserves for unrecognized tax benefits.

Deferred Income Taxes

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, we evaluate our deferred income taxes to determine if a valuation allowance is required. SFAS No. 109 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. The significant uncertainty in current and expected demand for furniture and mattresses, along with the prevailing uncertainty in the overall economic climate, has made it very difficult to forecast both short-term and long-term financial results, and therefore, present significant negative evidence as to whether we need to record a valuation allowance against our net deferred tax assets. Based on this significant negative evidence, we recorded a $27.2 million valuation allowance during fiscal 2009, of which $25.3 million and $1.9 million were against the net deferred tax assets of our U.S. and China operations, respectively. Our net deferred tax asset primarily resulted from the recording of the income tax benefit of U.S. income tax loss carryforwards over the last several years, which totals $71.3 million. This non-cash charge of $27.2 million has no effect on the company’s operations, loan covenant compliance, or the possible utilization of the U.S. income tax loss carryforwards in the future. If and when the company utilizes any of these U.S. income tax loss carryforwards to offset future U.S. taxable income, the income tax benefit would be recognized at that time.

Federal and state net operating loss carryforwards were $71.3 million with related future tax benefits of $27.3 million at May 3, 2009. These carryforwards principally expire in 13-19 years, fiscal 2022 through fiscal 2028.  The company also has an alternative minimum tax credit carryforward of approximately $1.4 million for federal income tax purposes that does not expire.

At May 3, 2009, the remaining current deferred tax asset was $54,000 and noncurrent deferred tax liability was $974,000, each of which, pertain to our operations in Canada.

See Notes 1 and 11 in the Notes to the Consolidated Financial Statements for further details.

2008 compared with 2007

Segment Analysis

Mattress Fabrics Segment

ITG Asset Acquisition

In January 2007, we closed on an Asset Purchase Agreement (the “Agreement”) for the purchase of certain assets from International Textile Group, Inc. (“ITG”) related to the mattress fabrics product line of ITG’s Burlington House division. We purchased ITG’s mattress fabrics finished goods inventory, a credit on future purchases of inventory manufactured by ITG during the transition period, along with certain proprietary rights (patterns, copyrights, artwork, and the like) and other records that related to ITG’s mattress fabrics product line. The company did not purchase any accounts receivable or property, plant, and equipment, and did not assume any liabilities other than certain open purchase orders.

The consideration given for this transaction, after adjustments to the closing date inventory as defined by the Agreement, was $8.1 million. Payment consisted of $2.5 million in cash financed by a term loan and the issuance of 798,582 shares of the company’s common stock with a fair value of $5.1 million. We also incurred direct acquisition costs relating to legal, accounting, and other professional fees of $515,000. This transaction did not constitute a business combination within the criteria of EITF 98-3, Determining whether a Non-Monetary Transaction involves Receipt of Productive Assets or of a Business. The total transaction cost was allocated as follows:

(dollars in thousands)	Fair Value
Inventories	$4,754
Other current assets (credit on future purchases of inventory)	2,210
Non-compete agreement	1,148
$8,112

The Agreement required ITG to provide certain transition services to the company and manufacture goods for a limited period of time to support our efforts to transition the former ITG mattress fabrics products into the company’s operations. In connection with the transition services provided by ITG, the company acquired a credit of $2.2 million on future purchases of finished goods inventory manufactured by ITG during the transition period. This credit was utilized as we purchased finished goods during the transition period and after the closing date of the purchase. This credit was fully utilized as of the end of the first quarter of fiscal 2008 and before the transition period expired as defined in the agreement. The company hired only one of ITG’s employees after the transition period was completed. ITG also agreed that it will not compete with the company in the mattress fabrics business for a period of four years, except for mattress fabrics production in China for final consumption in China (meaning the mattress fabric and the mattress on which it is used is sold only in China).

In connection with the Agreement, the company issued 798,582 shares of common stock.  As a result, the company entered into a Registration Rights and Shareholder Agreement (“the Registration Agreement”), which relates to the shares of the common stock issued by the company to ITG (the “Shares”). Under the terms of the Registration Agreement, ITG required the company to register the Shares with the Securities and Exchange Commission, allowing the Shares to be sold to the public after the registration statement became effective. The Registration Agreement also contained provisions pursuant to which ITG agreed not to purchase additional company shares or take certain other actions to influence control of the company, and agreed to vote the Shares in accordance with recommendations of the company’s board of directors.  Pursuant to a registration request by ITG, a registration statement was filed and became effective April 10, 2007.

Net Sales

For fiscal 2008, the mattress fabrics segment reported net sales of $138.1 million compared with $107.8 million for fiscal 2007, an increase of 28%.  Mattress fabrics sales represented approximately 54% of total net sales for fiscal 2008, up from 43% in fiscal 2007.  Mattress ticking yards sold during fiscal 2008 were 56.6 million compared with 45.8 million yards sold in fiscal 2007, an increase of 24%. These results primarily reflect the incremental sales related to the ITG acquisition in January 2007.  The average selling price for fiscal 2008 was $2.44 per yard compared with $2.35 in fiscal 2007, an increase of 4%. This trend reflects a shift in the product mix toward knitted fabrics, which have a higher average selling price.

Gross Profit

For fiscal 2008, the mattress fabrics segment reported gross profit of $22.6 million, or 16.4% of net sales, compared to $18.6 million, or 17.3% of net sales, for fiscal 2007. The increase in gross profit was primarily attributable to the incremental sales related to the ITG acquisition. These results also reflect higher raw material costs, increased Canadian operating expenses due to the strengthening of the Canadian currency in fiscal 2008 as compared to fiscal 2007, the planned discontinuance of certain ITG products that did not fit our business model, and softer consumer bedding demand in the fourth quarter of fiscal 2008.

To offset some of these higher costs, we implemented a price increase, effective March 2008. In addition, we made strategic investments ($5 million capital project) to enhance its manufacturing platform and provide additional reactive capacity. As a result of these actions, this segment’s gross profit margin increased to 18.2% in fiscal 2009.

Operating Income

For fiscal 2008, the mattress fabrics segment reported operating income of $14.1 million, or 10.2% of net sales, compared with $10.8 million, or 10.0% of net sales, for fiscal 2007.  The increase in operating income was primarily attributable to the factors noted in the gross profit section above.

Selling, general, and administrative expenses as a percentage of net sales were 6.1% in fiscal 2008 compared with 7.3% in fiscal 2007. This downward trend primarily reflects the incremental sales from the ITG acquisition, without a corresponding increase to selling, general, and administrative expenses.

Segment Assets- Segment assets consist of accounts receivable, inventory, a non-compete agreement associated with the ITG acquisition, goodwill, assets held for sale, and property, plant and equipment.  As of April 27, 2008, accounts receivable and inventory totaled $27.8 million, compared to $32.5 million at April 29, 2007. This decrease is primarily due to lower sales volume in the fourth quarter of fiscal 2008 compared with fiscal 2007 and improved inventory management. The decrease in sales volume in the fourth quarter of fiscal 2008 compared with fiscal 2007 was attributable to softer consumer demand and the planned discontinuance of certain ITG products that did not fit our business model. At April 29, 2007, other current assets for this segment also include a credit for future purchases of inventory associated with the ITG acquisition of $527,000. This credit for future purchases of inventory was fully utilized at April 27, 2008.

As of April 27, 2008 and April 29, 2007 the carrying values of the ITG non-compete agreement were $789,000 and $1.1 million, respectively. As of April 27, 2008 and April 29, 2007, the carrying value of the segment’s goodwill was $4.1 million. At April 27, 2008, this segment had assets held for sale with carrying values totaling $35,000. At April 27, 2008, property, plant and equipment totaled $21.7 million, compared with $22.8 million at April 29, 2007.

Upholstery Fabrics Segment

Restructuring and Related Charges

During fiscal 2008, total restructuring and related charges incurred were $2.9 million, of which $1.0 million related to inventory markdowns, $1.0 million for other operating costs associated with closed plant facilities, $533,000 for lease termination and other exit costs, $503,000 for write-downs of buildings and equipment, $189,000 for asset movement costs, $23,000 for employee termination benefits, and a credit of $362,000 for sales proceeds received on equipment with no carrying value. Of these total charges, $1.9 million was recorded in cost of sales, $69,000 was recorded in selling, general, and administrative expenses, and $866,000 was recorded in restructuring expense in the 2008 Consolidated Statement of Operations. Of these total charges, $1.4 million and $1.5 million represent cash and non-cash charges, respectively.

During fiscal 2007, total restructuring and related charges incurred were $8.4 million, of which $2.4 million related to inventory markdowns, $1.5 million for write-downs of buildings and equipment, $1.4 million for asset movement costs, $1.2 million for accelerated depreciation, $1.2 million for operating costs associated with closed plant facilities, $909,000 for employee termination benefits, $706,000 for lease termination and other exit costs, and a credit of $930,000 for sales proceeds received on equipment with no carrying value. Of these total charges, $4.8 million was recorded in cost of sales, $58,000 was recorded in selling, general, and administrative expenses, and $3.5 million was recorded in restructuring expense in the 2007 Consolidated Statement of Operations. Of these total charges, $3.3 million and $5.1 million represent cash and non-cash charges, respectively.

A detailed explanation of each of our significant restructuring plans for fiscal 2008 and 2007 are presented below.

December 2006-Upholstery Fabrics

During fiscal 2008, total restructuring and related charges incurred for this restructuring plan were $2.9 million of which $1.0 million related to inventory markdowns, $978,000 related to other operating costs associated with closed plant facilities, $503,000 related to write-downs of buildings and equipment, $467,000 related to lease termination and other exit costs, $189,000 related to asset movement costs, $171,000 related to employee termination benefits, and a credit of $362,000 related to sales proceeds received on equipment with no carrying value. Of this total charge, $1.9 million was recorded in cost of sales, $69,000 was recorded in selling, general, and administrative expenses, and $968,000 was recorded in restructuring expense in the 2008 Consolidated Statement of Operations.

During fiscal 2007, total restructuring and related charges incurred for this restructuring plan were $6.7 million of which $2.2 million related to inventory markdowns, $1.3 million related to employee termination benefits, $1.2 million related to accelerated depreciation, $1.0 million related to write-downs of equipment, $461,000 related to asset movement costs, $241,000 related to lease termination and other exit costs, and $212,000 related to operating costs associated with the closed plant facilities. The $1.2 million accelerated depreciation charge represents incremental depreciation expense to reflect revised depreciation estimates and useful lives for certain fixed assets that were to be used over a shortened useful life from the period the restructuring plan was announced until the respective plant facility was closed and operations were ceased. Of this total charge, $3.6 million was recorded in cost of sales and $3.1 million was recorded in restructuring expense in the 2007 Consolidated Statement of Operations.

April 2005-Upholstery Fabrics

 In April 2005, our board of directors approved a restructuring plan within the upholstery fabrics segment designed to reduce costs, increase asset utilization, and improve profitability.  The restructuring plan included consolidation of our velvet fabrics manufacturing operations, fixed manufacturing cost reductions in the decorative fabrics operation, and significant reductions in selling, general, and administrative expenses within the upholstery fabrics segment.  Also, we combined our sales, design, and customer service activities within the upholstery fabrics segment.  As a result, on June 30, 2005 the company sold two buildings, both located in Burlington, NC, consisting of approximately 140,000 square feet for proceeds of $2,850,000.  Overall, these restructuring actions reduced the number of associates by 350 people.

During fiscal 2008, we recorded a restructuring credit of $35,000, of which a charge of $32,000 related to lease termination and other exit costs and a credit of $67,000 related to employee termination benefits. This credit of $35,000 was recorded in restructuring expense in the 2008 Consolidated Statement of Operations.

During fiscal 2007, the total restructuring and related charges incurred for this restructuring plan were $1.1 million, of which approximately $671,000 related to asset movement costs, $321,000 related to operating costs associated with closed plant facilities, $238,000 related to inventory markdowns, $194,000 related to lease termination costs, $59,000 related to write-downs of equipment, a credit of $165,000 related to sales proceeds received on equipment with no carrying value, and a credit of $195,000 related to employee termination benefits. Of this total charge, $564,000 was recorded in restructuring expense, $501,000 was recorded in cost of sales, and $58,000 was recorded in selling, general, and administrative expenses in the 2007 Consolidated Statement of Operations.

Net Sales

In fiscal 2008, upholstery fabric net sales (which include both fabric and cut and sewn kits) were $115.9 million compared with $142.7 million in fiscal 2007, a decrease of 19%.  On a unit volume basis, total yards sold for fiscal 2008 decreased by 24% compared with fiscal 2007.  Average selling price was $4.22 per yard for fiscal 2008 compared with $4.18 per yard in fiscal 2007. Upholstery fabrics sales represented approximately 46% of total net sales for fiscal 2008, down from 57% in fiscal 2007. Net sales of upholstery fabrics produced outside the company’s U.S. manufacturing operations were $75.9 million in fiscal 2008, a decrease of 8% from $82.4 million in fiscal 2007. Net sales of U.S. produced upholstery fabrics were $40.0 million in fiscal 2008, a decrease of 34% compared with $60.3 million in fiscal 2007.

Upholstery fabric sales reflect continued soft demand industry wide, as well as continued weak demand for U.S. produced upholstery fabrics driven by consumer preference for leather and suede furniture and other imported furniture and fabrics.

Gross Profit

For fiscal 2008, the upholstery fabrics segment reported gross profit of $12.8 million, or 11.1% of net sales, compared with $17.4 million, or 12.2% of net sales, for fiscal 2007. Despite the significant decline in net sales, the company was able to report a gross profit in this segment based on a significantly improved cost structure with its China platform and very aggressive restructuring actions over several years to bring its U.S. manufacturing costs and capacity in line with current and expected demand trends.

Operating Income

Operating income for fiscal 2008 was $1.2 million, or 1.0%, of net sales compared to operating income for fiscal 2007 of $2.3 million, or 1.6% of net sales. This segment was able to report operating income as a result of the improved cost structure with its China platform and restructuring actions regarding its U.S. upholstery fabric operations.

In addition, selling, general, and administrative expenses in fiscal 2008 decreased $3.4 million or 23% compared with fiscal 2007. This reduction was due to the company’s restructuring activities regarding its U.S. upholstery fabric operations.

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

At April 27, 2008, this segment had assets held for sale with a carrying value of $792,000 for certain equipment related to the company’s U.S. upholstery fabric operations. In connection with the plan of disposal, the company determined that the carrying value of this equipment of $812,000 exceeded its fair value of $792,000. Consequently, the company recorded an impairment loss of $20,000 in restructuring expense in the 2008 Consolidated Statement of Operations.

At April 29, 2007, this segment had assets held for sale with carrying values totaling $2.5 million. These assets held for sale consisted of buildings and certain equipment to be sold from the closure of the company’s Lincolnton, NC and Graham, NC plant facilities. At April 27, 2008, all buildings and equipment classified as held for sale at April 29, 2007 had been sold. The company received sales proceeds totaling $1.9 million and recorded impairment losses of $482,000 in restructuring expense on these assets held for sale in fiscal 2008.

Other Income Statement Categories

Selling, General and Administrative Expenses – Selling, general, and administrative expenses (SG&A) for the company as a whole were $24.0 million, or 9.4% of net sales, for fiscal 2008 compared with $27.0 million, or 10.8% of net sales, for fiscal 2007.  These trends primarily reflect our restructuring efforts associated with our U.S. upholstery fabric operations and a decrease in bad debt expense of $438,000 in fiscal 2008 compared with fiscal 2007.

We adopted SFAS No. 123R in fiscal 2007, which requires all share-based payments to be recognized as costs over the requisite service period based upon values as of the grant dates. Under the provisions of SFAS No. 123R, total stock-based compensation expense was $618,000 for fiscal 2008 and $525,000 for fiscal 2007.

Interest Expense (Income) -- Interest expense for fiscal 2008 decreased to $3.0 million from $3.8 million in fiscal 2007. This trend primarily reflects lower outstanding balances on our unsecured senior term notes.  Interest income for fiscal 2008 increased to $254,000 from $207,000 in fiscal 2007. This trend primarily reflects higher balances invested in money market funds throughout fiscal 2008.

Other Expense – Other expense for fiscal 2008 was $736,000 compared with $68,000 in fiscal 2007. This change primarily reflects fluctuations in foreign currency exchange rates for subsidiaries domiciled in China and Canada.

Income Taxes

Effective Income Tax Rate

We recorded an income tax benefit of $542,000, or 11.2% of income before income tax expense in fiscal 2008 compared to an income tax benefit of $1.7 million, or 56.1% of loss before income taxes in fiscal 2007. The income tax benefit for fiscal 2008 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•
The income tax rate was reduced by 23% for the tax effects of foreign exchange losses on U.S. denominated account balances in which income taxes are paid in Canadian dollars. The Canadian foreign exchange rate in relation to the U.S. dollar was more volatile in fiscal 2008 compared to fiscal 2007, due to changes in oil prices and the current global economic conditions.

•
The income tax rate was reduced by 19% and 30% for the tax effects of a tax holiday regarding the company’s subsidiaries located in China in fiscal 2008 and 2007, respectively. This decrease is primarily due to the decrease in income before income taxes regarding our China operations in fiscal 2008 compared to fiscal 2007. Income before income taxes regarding our China operations was $4.5 million and $6.6 million in fiscal 2008 and 2007, respectively.

•
The income tax rate was reduced by 12% for research and development credits taken on our Canadian income tax returns for fiscal years 2006 through 2008. We engaged a consultant in fiscal 2008 to assist management in documenting and determining the amount of these credits that could be deducted on the company’s Canadian tax returns.

•	The income tax rate was reduced by 12% for income tax incentives granted by the Chinese government for the start up of a cut and sew operation located in China in fiscal 2008.

•
The income tax rate was reduced by 10% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States. The income tax rate increased by 20% for taxable income subject to lower statutory income taxes rates in foreign jurisdictions in fiscal 2007. The decrease in fiscal 2008 compared to fiscal 2007 is primarily due to the decrease in income before income taxes from foreign operations. Income before income taxes from foreign operations was $8.6 million in fiscal 2007 compared to $6.9 million in fiscal 2008.

•	The income tax rate was increased by 27% for an increase in income tax reserves for unrecognized tax benefits.

The income tax benefit for fiscal 2007 is different from the amount obtained by applying our statutory rate of 34% to loss before income taxes for the following reasons:

•	The income tax rate increased by 30% for the tax effects of a tax holiday for our subsidiaries located in China.

•
The income tax rate increased by 20% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

•
The income tax rate increased by 15% for the income tax benefit on state loss carryforwards in fiscal 2007. The income tax rate was reduced by 1% for the income tax benefit on state loss carryforwards in fiscal 2008. This change is primarily due the decrease in pre-tax losses in the U.S. in fiscal 2008 compared to fiscal 2007. Pre-tax losses were $2.0 million and $11.6 million in fiscal 2008 and 2007, respectively.

•	The income tax rate was reduced by 12% for an increase in income tax reserves for unrecognized tax benefits.

•
The income tax rate was reduced by 26% for the write-off of deferred tax assets associated with a non-qualified stock option grant in which participants exercised their stock options at a lower stock price than was projected at the date of grant in which compensation expense for financial reporting was recorded.

Unrecognized Income Tax Benefits

We adopted the provisions of FIN 48 on April 30, 2007. As a result of the implementation of FIN 48, we recognized an increase of $847,000 to the April 30, 2007 balance of retained earnings. The total amount of unrecognized tax benefits as of April 30, 2007, the date of adoption, was $3.4 million, of which $3.1 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. As of the date of adoption, the total amount of interest and penalties due to unrecognized tax benefits was $98,000.

See Notes 1 and 11 in the Notes to the Consolidated Financial Statements for further details.

Handling Costs

The company records warehousing costs in selling, general and administrative expenses.  These costs were $2.2 million, $3.0 million, and $3.7 million in fiscal 2009, 2008, and 2007, respectively.  Warehousing costs include the operating expenses of the company’s various finished goods distribution centers, such as personnel costs, utilities, building rent and material handling equipment, and lease expense.  Had these costs been included in cost of sales, gross profit would have been $22.5 million, or 11.0%, in fiscal 2009, $30.2 million, or 11.9%, in fiscal 2008, and $27.5 million, or 11.0%, in fiscal 2007.

Liquidity and Capital Resources

Liquidity – Our sources of liquidity include cash and cash equivalents, cash flow from operations, assets held for sale, and amounts available under our unsecured revolving credit lines.  These sources have been adequate for day-to-day operations. We believe our sources of liquidity continue to be adequate to meet the company’s needs.

Cash and cash equivalents as of May 3, 2009 were $11.8 million compared with $4.9 million as of April 27, 2008. The company’s cash position reflects cash flow from operations in fiscal 2009 of $22.8 million compared with $16.4 million in fiscal 2008. The increase in cash flow from operations is due to consistent profitability in the mattress fabrics segment and working capital reductions in both segments. Key measures for working capital, such as days’ sales in receivables and inventory turnover improved despite lower sales volume. Accounts receivable was $18.1 million and $27.1 million at May 3, 2009 and April 27, 2008, respectively. Days’ sales in receivables were 32 days and 37 days in fiscal 2009 and 2008, respectively. Inventory was $23.9 million at May 3, 2009 and $35.4 million at April 27, 2008. Inventory turnover was 6.0 in fiscal 2009 and 5.8 in fiscal 2008.

Our cash position also reflects cash outlays for capital expenditures of $2.0 million, payments on vendor-financed capital expenditures of $1.2 million, and payments on a capital lease obligation of $754,000. In addition, the company paid $11.4 million for the acquisition of the knitted mattress fabrics operation of Bodet & Horst, which was financed through $11.0 million in cash proceeds from the issuance of long-term debt.

The cash flow from operations and the sale of the corporate headquarters (proceeds of $4.0 million) allowed us to substantially reduce total borrowings during fiscal 2009. During fiscal 2009, we repaid $16.1 million in long-term debt, of which $4.6 million related to principal payments due in March and June 2010. Our long-term debt balance was $16.4 million and $21.4 million at May 3, 2009 and April 27, 2008, respectively. The long-term debt balance of $16.4 million includes an $11.0 million unsecured term loan added in the second quarter of fiscal 2009 to finance the Bodet & Horst acquisition. Also, our long-term debt balance of $16.4 million is unsecured with scheduled principal payments of $4.7 million, $168,000, and $2.4 million in fiscal 2010, 2011, and 2012, respectively.

At May 3, 2009, we had unsecured revolving lines of credit of $6.5 million and $4.0 million in the U.S. and China, respectively. At May 3, 2009, there were no borrowings under these revolving credit lines. At May 3, 2009, total debt (current maturities of long-term debt and long-term debt, less current maturities) less cash was $4.6 million compared with $12.3 million at the end of the third quarter of fiscal 2009 and $23.7 million at the end of the second quarter of fiscal 2009. This decrease resulted from cash flow from operations and the sale of the company’s corporate headquarters (see section below).

Our cash position may be adversely affected by factors beyond its control, such as weakening industry demand, delays in receipt of payment on accounts receivable, the availability of trade credit, and income tax payments in foreign jurisdictions (China and Canada) that are paid in its local currency.

We expect cash flow generated from working capital reductions to be substantially lower in fiscal 2010.

Working Capital

Accounts receivable as of May 3, 2009 decreased $9.0 million or 33% from April 27, 2008. Days’ sales in receivables were 32 days and 37 days at the end of fiscal 2009 and 2008, respectively. These trends primarily reflect lower sales volume in fiscal 2009 compared with fiscal 2008 and customers associated with the mattress fabric segment taking advantage of cash discounts for early payments.

Inventories at May 3, 2009, decreased $11.4 million or 32% from April 27, 2008. Inventory turns for fiscal 2009 were 6.0 versus 5.8 for fiscal 2008. These trends primarily reflect lower sales volume in fiscal 2009 compared with fiscal 2008 and improved inventory management in fiscal 2009.

Accounts payable-trade as of May 3, 2009 decreased $4.1 million or 19% from April 27, 2008. This decrease is primarily due to a decrease in inventory purchases in fiscal 2009. Operating working capital (comprised of accounts receivable and inventories, less accounts payable) was $23.5 million at May 3, 2009, down from $38.4 million at April 27, 2008. Operating working capital turnover was 6.4 in fiscal 2009 compared to 5.8 in fiscal 2008. These trends primarily reflect the decreases in accounts receivable and inventory purchases noted above.

Corporate Headquarters Office Space

Effective October 29, 2007 we adopted a plan to sell our corporate headquarters. In connection with the disposal plan, we determined that the carrying value of its corporate headquarters was less than its fair value. Consequently, no impairment loss was recorded in the 2008 Consolidated Statement of Operations.

Effective January 29, 2009, we sold our corporate headquarters building in High Point, North Carolina for a purchase price of $4.0 million. The agreement allows the company to lease the building back under an operating lease from the purchaser for an initial term of approximately three years expiring on March 31, 2012 and is payable in monthly installments of $30,020, plus approximately two-thirds of the building’s normal occupancy costs. The contract contains renewal options as defined in the agreement for periods from April 1, 2012 through September 30, 2015 and October 1, 2015 through March 31, 2019. As of May 3, 2009, the minimum lease payments (excluding operating costs) under this operating lease are: FY 2010 - $360,240, FY 2011- $360,240, and FY 2012 - $330,220.

The proceeds of the sale were used to pay off the remaining balance of a first real estate loan totaling $3.7 million and $344,000 on the unsecured loan associated with the ITG acquisition (see Note 12). In connection with this sale, we determined that the carrying value of our corporate headquarters was more than its fair value, less cost to sell. Consequently, the company recorded an impairment charge of $774,000 in restructuring expense in the 2009 Consolidated Statement of Operations.

Financing Arrangements

Unsecured Term Notes – Bodet & Horst

In connection with the Bodet & Horst acquisition, we entered into the 2008 Note Agreement dated August 11, 2008. The 2008 Note Agreement provides for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning three years from the date of the 2008 Note Agreement (August 11, 2008). The principal payments are payable over an average term of 6.2 years through August 11, 2015. The 2008 Note Agreement contains customary financial and other covenants as defined in the agreement.

Unsecured Term Notes - Existing

Our unsecured senior term notes have a fixed interest rate of 8.80% (payable semi-annually in March and September and subject to prepayment provisions each fiscal quarter as defined in the agreement). The remaining principal payment of $4.7 million is to be paid in March 2010.

In connection with the 2008 Note Agreement, the company entered into a Consent and Amendment that amends the previously existing unsecured note purchase agreements. The purpose of the Consent and Amendment was for existing note holders to consent to the 2008 Note Agreement and to provide that certain financial covenants in favor of the existing note holders would be on the same terms as those contained in the 2008 Note Agreement.

Government of Quebec Loan

The company has an agreement with the Government of Quebec to provide for a term loan that is non-interest bearing and is payable in 48 equal monthly installments commencing December 1, 2009. The proceeds were used to partially finance capital expenditures at our Rayonese facility located in Quebec, Canada.

Revolving Credit Agreement –United States

We have an unsecured credit agreement that provides for a revolving loan commitment of $6.5 million, including letters of credit up to $5.5 million. This agreement bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 3.41% at May 3, 2009) based on the company’s debt/EBITDA ratio, as defined in the agreement. As of May 3, 2009 there were $775,000 in outstanding letters of credit (all of which related to workers compensation) under the agreement. At May 3, 2009 and April 27, 2008, there were no borrowings outstanding under this agreement. No borrowings under this agreement were made during fiscal 2009.

On November 3, 2008, the company entered into a thirteenth amendment to this revolving credit agreement. This amendment extended the expiration date to December 31, 2009, amended the financial covenants as contained in the agreement, and provided for a cross default based on an “Event of Default” under our unsecured term note agreements (existing and Bodet & Horst).

On July 15, 2009, the company entered into a fourteenth amendment to this revolving credit agreement. This amendment extended the expiration date to August 15, 2010.

Revolving Credit Agreement - China

Our China subsidiary has an unsecured revolving credit agreement with a bank in China to provide a line of credit of up to approximately $5 million, of which approximately $1 million includes letters of credit. This agreement bears interest at a rate determined by the Chinese government. At May 3, 2009 and April 27, 2008, there were no borrowings outstanding under the agreement. No borrowings under this agreement were made during fiscal 2009.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants.  At May 3, 2009 the company was in compliance with these financial covenants.

The principal payment requirements of long-term debt during the next five fiscal years are: 2010 – $4.7 million; 2011 – $168,000; 2012 – $2.4 million; 2013 – $2.4 million; 2015 – $2.3 million; and thereafter – $4.4 million.

Commitments

The following table summarizes the company’s contractual payment obligations and commitments for each of the next five fiscal years (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Capital lease obligation	626	-	-	-	-	-	626
Accounts payable – capital expenditures	923	638	-	-	-	-	1,561
Operating leases	1,600	886	630	97	53	-	3,266
Interest Expense (1)	1,368	909	754	578	402	275	4,286
Long-term debt – principal	4,764	168	2,369	2,369	2,298	4,400	16,368
Total (2)	9,281	2,601	3,753	3,044	2,753	4,675	26,107

Note:  Payment Obligations by Fiscal Year Ending April

(1)	Interest expense includes interest incurred on the capital lease obligation, accounts payable-capital expenditures, and long-term debt.

(2)
As more fully disclosed in Notes 1 and 11 of the Notes to the Consolidated Financial Statements, the company adopted FIN 48, “Accounting for Uncertainty in Income Taxes”- an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” At May 3, 2009, the company had $8.3 million of total gross unrecognized tax benefits, of which $5.0 million and $3.3 million were classified as net non-current deferred income taxes and income taxes payable – long-term. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, competent authority proceedings, changes in regulatory tax laws, or interpretations of those tax laws, or expiration of statutes of limitation. As a result of these inherent uncertainties, the company cannot reasonably estimate the timing of payment of these amounts. Of the $8.3 million in total gross unrecognized tax benefits, $5.0 million would not be subject to cash payments due to the company’s U.S. federal and state net operating loss carryforwards.

Capital Expenditures

Capital expenditures on an accrual and cash basis for fiscal 2009 were $3.2 million and $2.0 million, respectively. The capital spending of $3.2 million consisted of $2.8 million for the mattress fabrics segment, $400,000 for the upholstery fabrics segment, and $13,000 of unallocated corporate expense. Depreciation expense for fiscal 2009 was $6.7 million, of which $3.5 million relates to the mattress fabrics segment and $3.2 million relates to the upholstery fabrics segment.  The $3.2 million depreciation expense related to the upholstery fabrics segment includes $2.1 million of incremental depreciation expense (accelerated depreciation) to reflect revised depreciation estimates and useful lives for certain fixed assets that were to be used over a shortened useful life from the period the September 2008 Upholstery Fabrics restructuring plan was announced until the respective plant facility was closed and operations ceased.

For fiscal 2010, the company currently expects capital expenditures on an accrual and cash basis to be approximately $3.5 million and $2.5 million, respectively. Planned capital expenditures for fiscal 2010 primarily relate to the mattress fabrics segment. For fiscal 2010, depreciation expense is projected to be $4.0 million. Expected depreciation expense for fiscal 2010 primarily relates to the mattress fabrics segment.

Accounts Payable – Capital Expenditures

The company’s vendor financed arrangements on capital projects initiated prior to fiscal 2010 bear interest with fixed interest rates ranging from 6% to 7.14%. The principal payment requirements of accounts payable-capital expenditures during the next two fiscal years are: 2010 – $923,000 and 2011 – $638,000.

Capital Lease Obligation

In May 2008, we entered into a capital lease to finance a portion of the construction of certain equipment related to our mattress fabrics segment. The lease agreement contains a bargain purchase option and bears interest at 8.5%. The lease agreement requires total principal payments totaling $1.4 million which commenced on July 1, 2008, and are being paid in quarterly installments through April 2010. This agreement is secured by equipment with a carrying value of $2.4 million. The remaining principal payments of $626,000 are due in quarterly installments in fiscal 2010.

Inflation

Any significant increase in our raw material costs, utility/energy costs and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited the company’s ability to pass significant operating increases on to its customers.

Critical Accounting Policies

U.S. generally accepted accounting principles require us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes.  Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain, and as a result actual results could differ significantly from those estimates.  Due to the estimation processes involved, management considers the following summarized accounting policies and their application to be critical to understanding the company’s business operations, financial condition and results of operations.

Accounts Receivable - Allowance for Doubtful Accounts.  Substantially all of our accounts receivable are due from residential and commercial furniture and bedding manufacturers.  Ownership of these manufacturers is increasingly concentrated and certain bedding manufacturers have a high degree of leverage.  As of May 3, 2009, accounts receivable from furniture manufacturers totaled approximately $11.2 million, and accounts receivable from bedding manufacturers totaled approximately $6.9 million.  Additionally, as of May 3, 2009, the aggregate accounts receivable balance of the company’s ten largest customers was $9.5 million, or 53% of trade accounts receivable. One customer within the upholstery fabrics segment represented 26% of consolidated accounts receivable at May 3, 2009. No customers within the mattress fabrics segment represented more than 10% of consolidated accounts receivable at May 3, 2009.

We continuously performs credit evaluations of its customers, considering numerous inputs including customers’ financial position, past payment history, cash flows and management capability; historical loss experience; and economic conditions and prospects.  Once evaluated, each customer is assigned a credit grade.  Credit grades are adjusted as warranted.  Significant management judgment and estimates must be used in connection with establishing the reserve for allowance for doubtful accounts.  While management believes that adequate allowances for doubtful accounts have been provided in the consolidated financial statements, it is possible that we could experience additional unexpected credit losses.

The reserve balance for doubtful accounts was $1.5 million and $1.3 million at May 3, 2009 and April 27, 2008, respectively.

Inventory Valuation.  We operate as a “make-to-order” and “make-to-stock” business.  Although management closely monitors demand in each product area to decide which patterns and styles to hold in inventory, the increasing availability of low cost imports and the gradual shifts in consumer preferences expose the company to markdowns of inventory.

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

The reserve for inventory markdowns was $3.0 million and $4.2 million at May 3, 2009 and April 27, 2008, respectively.

Long-lived Assets.  We follow the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 establishes an impairment accounting model for long-lived assets to be held and used, disposed of by sale, or disposed of by abandonment or other means.

Management reviews long-lived assets, which consists of property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.  Unforeseen events and changes in circumstances and market conditions could negatively affect the value of assets and result in an impairment charge.

During fiscal 2009, we incurred impairment charges on property, plant, and equipment in connection with our restructuring activities. These impairment charges totaled $8.0 million and were recorded in restructuring expense in the 2009 Consolidated Statement of Operations. This $8.0 million impairment charge represents $2.2 million for fixed assets that were abandoned in connection with the consolidation of certain plant facilities in China and $774,000 to reflect the selling price of our corporate headquarters of $4.0 million. Also, during the course of our strategic review in the second quarter of fiscal 2009 of its upholstery fabric business, the company assessed the recoverability of the carrying value of its upholstery fabric fixed assets that were being held and used in operations. This strategic review resulted in impairment losses of $4.4 million and $543,000 for fixed assets held in China and the U.S., respectively. In addition, the company, incurred impairment losses totaling $115,000 for assets held for sale associated with its U.S. upholstery fabric operations. These losses reflect the amounts by which the carrying values for these fixed assets exceeded their estimated fair values determined by their estimated future undiscounted cash flows and quoted market prices.

The determination of future operating cash flows involves considerable estimation and judgment about future market conditions, future sales and profitability, and future asset utilization.  Although we believe it has based the impairment testing on reasonable estimates and assumptions, the use of different estimates and assumptions, or a decision to dispose of substantial portions of these assets, could result in materially different results.

Goodwill.  We apply the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires goodwill to no longer be amortized and that goodwill be tested annually for impairment by comparing each reporting unit’s carrying value to its fair value.

As of May 3, 2009 and April 27, 2008, our goodwill was $11.6 million and $4.1 million, respectively. This increase is due to the acquisition of the knitted mattress fabric operation of Bodet & Horst. Our goodwill balance relates to the mattress fabrics segment.

We engaged an independent valuation specialist to assist us with our goodwill impairment test as of May 3, 2009 for our mattress fabrics segment. The goodwill impairment test is a two-step approach, in which, we first estimate the fair market values our reporting  units (mattress fabrics and upholstery fabrics) using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. The company uses a discount rate equal to its average cost of funds to discount the expected future cash flows. If the fair market value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its implied fair value, the second step of the goodwill impairment test would be performed to measure the amount of the impairment loss, if any. In the second step the implied fair market value of the goodwill is estimated as the fair market value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds it implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying values.

This impairment test did not indicate any impairment of goodwill for fiscal 2009.

Although the company believes it has based the impairment testing on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results.

Restructuring Charges.  In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity must be recognized and measured initially at its fair value in the period in which the liability is incurred, except for certain employee termination benefits that qualify under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.”

The upholstery fabric segment continues to be under significant pressure from a variety of external forces, such as the current consumer preference for leather and suede furniture and the growing competition from imported fabrics and cut and sewn kits.  In an effort to reduce operating expenses and scale U.S. productive capacity in line with current and expected demand trends, we have undertaken restructuring initiatives during the past several years.  These restructuring initiatives have resulted in restructuring charges related to the remaining lease costs of the closed facilities, the write-down of property, plant and equipment, workforce reduction and elimination of facilities.

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

We reassess the individual accrual requirements at the end of each reporting period.  If circumstances change, causing current estimates to differ from original estimates, adjustments are recorded in the period of change.  Restructuring charges, and adjustments of those charges, are summarized in Note 3 to the consolidated financial statements.

Income Taxes.  We are required to estimate our income tax exposure and to assess temporary differences resulting from differing treatment of items for tax and accounting purposes.  At May 3, 2009, the company had net deferred tax assets totaling $26.2 million. This $26.2 million represents net deferred tax assets for income tax jurisdictions located in the U.S., Canada, and China.  A valuation allowance of $27.2 million was recorded to reduce our net deferred tax assets located in the U.S. and China. Management concluded that it is more likely than not that we would not be able to realize the benefit of its net deferred tax assets.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, we evaluate our deferred income taxes to determine if a valuation allowance is required. SFAS No. 109 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. The significant uncertainty in current and expected demand for furniture and mattresses, along with the prevailing uncertainty in the overall economic climate, has made it very difficult to forecast both short-term and long-term financial results, and therefore, present significant negative evidence as to whether we need to record a valuation allowance against our net deferred tax assets. Based on this significant negative evidence, we recorded a $27.2 million valuation allowance during fiscal 2009, of which $25.3 million and $1.9 million were against our net deferred tax assets of our U.S. and China operations, respectively. The company’s net deferred tax asset primarily resulted from the recording of the income tax benefit of U.S. income tax loss carryforwards over the last several years, which totals $71.3 million. This non-cash charge of $27.2 million has no effect on the company’s operations, loan covenant compliance, or the possible utilization of the U.S. income tax loss carryforwards in the future. If and when the company utilizes any of the U.S. income tax loss carryforwards to offset future U.S. taxable income, the income tax benefit would be recognized at that time.

We adopted FASB Interpretation No. 48,”Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” (FIN 48) on April 30, 2007. Under FIN 48 we must recognize the tax impact from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax impact recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Penalties and interest related to uncertain tax positions are recorded as tax expense. Significant judgment is required in the identification of uncertain tax positions and in the estimation of penalties and interest on uncertain tax positions.

At May 3, 2009, the company had $8.3 million of total gross unrecognized tax benefits, of which $5.0 million and $3.3 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets.

Adoption of New Accounting Pronouncements

SFAS Nos. 157 and 159

We adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) for financial assets and liabilities and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), on April 28, 2008. SFAS 157 (1) creates a single definition of fair value, (2) establishes a framework for measuring fair value, and (3) expands disclosure requirements about items measured at fair value. SFAS 157 applies to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements. SFAS 157 does not change existing accounting rules governing what can or what must be recognized and reported at fair value in the company’s financial statements, or disclosed at fair value in our notes to the financial statements. Additionally, SFAS 157 does not eliminate practicability exceptions that exist in accounting pronouncements amended by SFAS 157 when measuring fair value. As a result, we will not be required to recognize any new assets or liabilities at fair value.

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

Level 2 – Inputs other than level 1 inputs that are either directly or indirectly observable, and

Level 3 – Unobservable inputs developed using the company’s estimates and assumptions, which reflect those that market participants would use.

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

Fair value measurements at May 3, 2009 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Canadian Dollar Fx Contract	Not applicable	20	Not applicable	20
Liabilities: None	Not applicable	Not applicable	Not applicable	Not applicable

As shown above, the Canadian foreign exchange contract derivative instrument is valued based on fair value provided by the company’s bank and is classified within level 2 of the fair value hierarchy.  The determination of where an asset or liability falls in the hierarchy requires significant judgment. The company evaluates its hierarchy disclosures each quarter based on various factors and it is possible that an asset or liability may be classified differently from quarter to quarter. However, we expect that changes in classifications between different levels will be rare.

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

Some financial statement preparers have reported difficulties in applying SFAS 157 to certain nonfinancial assets and nonfinancial liabilities, particularly those acquired in business combinations and those requiring a determination of impairment. To allow the time to consider the effects of the implementation issues that have arisen, the FASB issued FSP FAS 157-2 (“FSP 157-2”) on February 12, 2008 to provide a one-year deferral of the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). As a result of FSP 157-2, we have not yet adopted SFAS 157 for nonfinancial assets and liabilities that are valued at fair value on a non-recurring basis. FSP 157-2 is effective for the company in fiscal 2010 and the company is evaluating the impact that the application of SFAS 157 to those nonfinancial assets and liabilities will have on its financial statements.

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

Upon adoption of SFAS 159 on April 28, 2008, we did not elect to account for any assets and liabilities under the scope of SFAS 159 at fair value.

SFAS No. 161

The FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS No. 161”). This objective of this statement is to require enhanced disclosures about an entity’s derivative and hedging activities and to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows requires disclosure of the fair values of derivative instruments and their gains and losses in tabular format and derivative features that are credit risk related. We adopted this statement in its fourth quarter of fiscal 2009. The disclosure requirements were made in Note 16 to the notes to the consolidated financial statements.

Recently Issued Accounting Standards

FASB Statement of Financial Accounting Standards No. 141(R)

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007) “Business Combinations.” SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008. This statement is effective for us in fiscal 2010 and is not expected to have a material effect on our consolidated financial statements unless we enter into a business acquisition subsequent to adoption.

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

FASB Staff Position No. 142-3

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). The guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations”, and other guidance under U.S. generally accepted accounting principles (GAAP). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. This statement is effective for the company in fiscal 2010 and is not expected to have a material effect on our consolidated financial statements unless we enter into a business acquisition subsequent to adoption.

FASB Staff Position EITF 03-6-1

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that unvested share-based payment awards containing non-forfeited rights to dividends be included in the computation of earnings per common share. The adoption of FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years, retrospective application is required.

This statement will be effective beginning with our first quarter of fiscal 2010 and will require us to include unvested shares of our share-based payment awards containing non-forfeited rights to dividends into our calculation of earnings per share.    This statement is not expected to have a material effect on our consolidated financial statements unless we enter share-based payment awards that contain non-forfeited rights to dividends.

FASB Staff Position FAS 140-4 and FIN 46(R)-8:

In December 2008, the FASB issued FASB Staff Position ("FSP") FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until the pending amendments to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, are finalized and approved by the FASB. The FSP amends Statement 140 to require public entities to provide additional disclosures about transferors' continuing involvements with transferred financial assets. It also amends Interpretation 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.

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

FASB Staff Position FAS 157-4

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 requires the disclosure of the inputs and valuation technique used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP 157-4 also requires that the entity define major categories for equity securities and debt securities to be major security types. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.

We are required to adopt FSP 157-4 in our first quarter of fiscal 2010. We do not currently believe that adopting this FSP will have a material impact on our consolidated financial statements.

FASB Staff Position FAS 115-2 and FAS 124-2: Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FASB Staff Position No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP 115-2 and FSP 124-2”). This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 and 124-2 requires the entity to assess whether the impairment is other-than-temporary if the fair value of a debt security is less than its amortized cost basis at the balance sheet date. This statement also provides guidance to assessing whether or not the impairment is other-than-temporary and guidance on determining the amount of the other-than-temporary impairment should be recognized in earnings or other comprehensive income. FSP 115-2 and 124-2 also requires an entity to disclose information that enables users to understand the types of securities held, including those investments in an unrealized loss position for which the other-than-temporary impairment has or has not been recognized. FSP 115-2 and 124-2 are effective for interim and annual reporting periods ending after June 15, 2009.

We are required to adopt FSP 115-2 and 124-2 in our first quarter of fiscal 2010. We do not currently believe that adopting these FSPs will have a material impact on our consolidated financial statements.

FASB Statement of Financial Accounting Standards No. 165

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual fiscal periods ending after June 15, 2009.

We are required to adopt SFAS No. 165 in our first quarter of fiscal 2010. We do not currently believe that adopting SFAS No. 165 will have a material impact on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The company is exposed to market risk from changes in interest rates on its revolving credit lines. The company’s revolving credit line in the United States bears interest at the one-month LIBOR plus an adjustable margin based on the company’s debt/EBITDA ratio, as defined in the credit agreement. The company’s revolving credit line associated with its China subsidiaries bears interest at a rate determined by the Chinese government. At May 3, 2009, there were no borrowings outstanding under these revolving credit lines.

The company is not exposed to market risk from changes in interest rates on its long-term debt.  The company’s unsecured term notes issued in connection with the Bodet & Horst acquisition have a fixed interest rate of 8.01%, the existing unsecured term notes have a fixed interest rate of 8.80%, and the loan associated with the Government of Quebec is non-interest bearing.

The company is exposed to market risk from changes in the value of foreign currencies for its subsidiaries domiciled in China and Canada. On January 21, 2009, the company entered into a Canadian dollar foreign exchange contract associated with its loan from the Government of Quebec. The agreement effectively converts the Canadian dollar principal debt payments at a fixed Canadian dollar foreign exchange rate versus the United States dollar of 1.21812. The agreement expires November 1, 2013 and is secured by cash deposits totaling $200,000. The company’s foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in either exchange rate at May 3, 2009, would not have had a significant impact on the company’s results of operations or financial position.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Shareholders
Culp, Inc.:

We have audited the accompanying consolidated balance sheets of Culp, Inc. (a North Carolina corporation) and Subsidiaries as of May 3, 2009, and April 27, 2008, and the related consolidated statements of net income, shareholders’ equity and cash flows for the fiscal years then ended.  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Culp, Inc. and subsidiaries as of May 3, 2009, and April 27, 2008, and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, as of April 30, 2007.

/s/ GRANT THORNTON LLP

Greensboro, North Carolina
July 16, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Culp, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Culp, Inc. and subsidiaries for the year ended April 29, 2007.  These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Culp, Inc. and subsidiaries for the year ended April 29, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Charlotte, North Carolina
July 19, 2007

CONSOLIDATED BALANCE SHEETS

May 3, 2009 and April 27, 2008 (dollars in thousands)	2009	2008
ASSETS
current assets:
cash and cash equivalents	$11,797	$4,914
accounts receivable, net	18,116	27,073
inventories	23,978	35,394
deferred income taxes	54	4,380
assets held for sale	1,209	5,610
income taxes receivable	210	438
other current assets	1,264	1,328
total current assets	56,628	79,137

property, plant and equipment, net	24,253	32,939
goodwill	11,593	4,114
deferred income taxes	-	29,430
other assets	2,820	2,409
total assets	$95,294	$148,029

LIABILITIES AND SHAREHOLDERS' EQUITY
current liabilities:
current maturities of long-term debt	$4,764	$7,375
current portion of a obligation under capital lease	626	-
accounts payable - trade	17,030	21,103
accounts payable - capital expenditures	923	1,547
accrued expenses	6,504	8,300
accrued restructuring costs	853	1,432
income taxes payable	83	150
total current liabilities	30,783	39,907

accounts payable - capital expenditures	638	1,449
income taxes payable - long-term	3,264	4,802
deferred income taxes	974	1,464
long-term debt, less current maturities	11,604	14,048
total liabilities	47,263	61,670

commitments and contingencies (notes 7, 12, 13, and 14)

shareholders' equity:
preferred stock, $.05 par value, authorized 10,000,000
shares	-	-
common stock, $.05 par value, authorized 40,000,000
shares, issued and outstanding 12,767,527 at
May 3, 2009 and 12,648,027 at April 27, 2008	638	632
capital contributed in excess of par value	47,728	47,288
accumulated earnings (deficit)	(355)	38,487
accumulated other comprehensive income (loss)	20	(48)
total shareholders' equity	48,031	86,359
total liabilities and shareholders' equity	$95,294	$148,029

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended May 3, 2009, April 27, 2008 and April 29, 2007

(dollars in thousands, except per share data)	2009	2008	2007

net sales	$203,938	$254,046	$250,533
cost of sales	179,286	220,887	219,328
gross profit	24,652	33,159	31,205

selling, general and administrative expenses	19,751	23,973	27,030
restructuring expense (note 3)	9,471	886	3,534
(loss) income from operations	(4,570)	8,300	641
interest expense	2,359	2,975	3,781
interest income	(89)	(254)	(207)
other expense, net	43	736	68
(loss) income before income taxes	(6,883)	4,843	(3,001)
income tax expense (benefit) (note 11)	31,959	(542)	(1,685)
net (loss) income	$(38,842)	$5,385	$(1,316)

net (loss) income per share-basic	$(3.07)	$0.43	$(0.11)
net (loss) income per share-diluted	$(3.07)	$0.42	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

			capital		accumulated
	common	common	contributed		other	total
For the years ended May 3, 2009	stock	stock	in excess of	Accumulated	comprehensive	shareholders'
April 27, 2008 and April 29, 2007	shares	amount	par value	earnings (deficit)	income (loss)	equity

balance, April 30, 2006	11,654,959	$584	$40,350	$33,571	$18	$74,523
net loss	-	-	-	(1,316)	-	(1,316)
stock-based compensation	-	-	525	-	-	525
loss on cash flow hedge, net of taxes	-	-	-	-	(22)	(22)
common stock issued in connection
with the acquisition of assets (note 2)	798,582	40	5,043	-	-	5,083
common stock issued in connection
with stock option plans	115,750	5	279	-	-	284
balance, April 29, 2007	12,569,291	629	46,197	32,255	(4)	79,077
cumulative effect of adopting FASB
interpretation No. 48	-	-	-	847	-	847
net income	-	-	-	5,385	-	5,385
stock-based compensation	-	-	618	-	-	618
loss on cash flow hedge, net of taxes	-	-	-	-	(44)	(44)
excess tax benefit related to stock options
exercised	-	-	17	-	-	17
common stock issued in connection
with stock option plans	78,736	3	456	-	-	459
balance, April 27, 2008	12,648,027	632	47,288	38,487	(48)	86,359
net loss	-	-	-	(38,842)	-	(38,842)
stock-based compensation	-	-	425	-	-	425
gain on cash flow hedges, net of taxes	-	-	-	-	68	68
restricted stock granted	115,000	5	(5)	-	-	-
common stock issued in connection
with stock option plans	4,500	1	20	-	-	21
balance, May 3, 2009	12,767,527	$638	$47,728	$(355)	$20	$48,031

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended May 3, 2009, April 27, 2008 and April 29, 2007
(dollars in thousands)	2009	2008	2007

cash flows from operating activities:
net (loss) income	$(38,842)	5,385	(1,316)
adjustments to reconcile net (loss) income to net cash
provided by operating activities:
depreciation	6,712	5,548	7,849
amortization of other assets	488	373	150
stock-based compensation	425	618	525
excess tax benefit related to stock options exercised	-	(17)	-
deferred income taxes	33,231	(919)	(3,763)
(gain) loss on impairment of equipment	(32)	289	-
restructuring expenses, net of gain on sale of related assets	7,960	140	536
changes in assets and liabilities, net of effects of acquisition of assets:
accounts receivable	8,957	2,242	(241)
inventories	12,855	5,236	817
other current assets	46	496	1,673
other assets	10	(188)	(42)
accounts payable-trade	(5,365)	(924)	3,133
accrued expenses	(1,721)	(445)	825
accrued restructuring	(579)	(1,926)	(772)
income taxes	(1,377)	456	2,091
net cash provided by operating activities	22,768	16,364	11,465

cash flows from investing activities:
capital expenditures	(1,970)	(4,846)	(3,762)
net cash paid for acquistion of assets (note 2)	(11,365)	-	(2,500)
proceeds from the sale of buildings and equipment	4,607	2,723	3,315
net cash used in investing activities	(8,728)	(2,123)	(2,947)

cash flows from financing activities:
proceeds from lines of credit	-	1,339	2,593
payments on lines of credit	-	(3,932)	-
payments on vendor-financed capital expenditures	(1,236)	(642)	(1,356)
payments on a capital lease obligation	(754)	-	-
payments on long-term debt	(16,055)	(16,737)	(12,062)
proceeds from the issuance of long-term debt (notes 2 and 12)	11,000	-	2,500
debt issuance costs	(133)	-	-
proceeds from common stock issued	21	459	262
excess tax benefit related to stock options exercised	-	17	-
net cash used in financing activities	(7,157)	(19,496)	(8,063)

increase (decrease) in cash and cash equivalents	6,883	(5,255)	455

cash and cash equivalents at beginning of year	4,914	10,169	9,714

cash and cash equivalents at end of year	$11,797	4,914	10,169

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – Culp, Inc. manufactures and markets mattress fabrics and upholstery fabrics primarily for the furniture and bedding industries, with the majority of its revenues derived in North America. The company has mattress fabric operations located in Stokesdale, NC, High Point, NC, and Quebec, Canada. The company has upholstery fabric manufacturing operations located in Shanghai, China and Anderson, SC.

Basis of Presentation – The consolidated financial statements of the company have been prepared in accordance with U.S. generally accepted accounting principles.

Principles of Consolidation – The consolidated financial statements include the accounts of the company and its subsidiaries, which are wholly-owned.  All significant intercompany balances and transactions have been eliminated in consolidation. The accounts of the company’s subsidiaries located in Shanghai, China are consolidated as of April 30 (calendar month end), as required by the Chinese government. No events occurred related to the difference between the company’s fiscal year end on the Sunday closest to April 30 and the company’s China subsidiaries year end of April 30 that materially affected the company’s financial position, results of operations, or cash flows for fiscal years 2009, 2008, and 2007.

Fiscal Year – The company’s fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30.  Fiscal 2009 included 53 weeks and fiscal 2008 and 2007 each included 52 weeks.

Use of Estimates – The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents include demand deposit and money market accounts.  The company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The company’s Chinese subsidiaries had cash and cash equivalents of $5.1 million and $1.7 million at May 3, 2009 and April 27, 2008, respectively. The company’s Canadian subsidiary had cash and cash equivalents of $575,000 and $475,000 at May 3, 2009 and April 27, 2008, respectively. Throughout the year, we have cash balances regarding our U.S. operations in excess of federally insured amounts on deposit with a financial institution.

Accounts Receivable – Substantially all of the company’s accounts receivable are due from manufacturers in the bedding and furniture industries.  The company grants credit to customers, a substantial number of which are located in North America and generally does not require collateral.  The company records an allowance for doubtful accounts that reflects estimates of probable credit losses. Management continuously performs credit evaluations of its customers, considering numerous inputs including financial position, past payment history, cash flows, management ability, historical loss experience and economic conditions and prospects.  The company does not have any off-balance sheet credit exposure related to its customers.

Inventories – The company accounts for inventories at the lower of first-in, first-out (FIFO) cost or market.  Management continually examines inventory to determine if there are indicators that the carrying value exceeds its net realizable value.  Experience has shown that the most significant indicator of the need for inventory markdowns is the age of the inventory.  As a result, the company provides inventory valuation write-downs based upon established percentages that are continually evaluated as events and market conditions require. The company’s inventory aging categories are six, nine, twelve, and fifteen months.

Property, Plant and Equipment – Property, plant and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Major renewals and betterments are capitalized.  Maintenance, repairs and minor renewals are expensed as incurred.  When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts.  Amounts received on disposal less the book value of assets sold are charged or credited to income (loss).

Management reviews long-lived assets, which consist principally of property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, the related cost and accumulated depreciation are removed from the accounts and an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset. After the impairment loss is recognized, the adjusted carrying amount shall be its new accounting basis. Assets to be disposed of by sale are reported at the lower of the carrying value or fair value less cost to sell when the company has committed to a disposal plan, and are reported separately as assets held for sale in the consolidated balance sheets.

Interest costs of $42,000 and $139,000 for the construction of qualifying fixed assets were capitalized and are being amortized over the related assets’ estimated useful lives for the years ended May 3, 2009 and April 27, 2008, respectively. No interest was capitalized for the year ended April 29, 2007.

Foreign Operations – The company’s future operations and earnings will be significantly impacted by the results of the company’s operations in China and Canada. There can be no assurance that the company will be able to successfully conduct such operations, and a failure to do so could have a material adverse effect on the company’s financial position, results of operations, and cash flows. Also, the success of the company’s operations will be subject to numerous contingencies, some of which may be beyond management’s control. These contingencies include general and regional economic conditions, prices for the company’s products, competition, changes in regulation, and various additional political, economic, governmental, and other uncertainties. Among other risks, the company’s operations will be subject to the risks of restrictions on transfer of funds, export duties, quotas and embargoes, domestic and international customs and tariffs, changing taxation policies, and foreign exchange fluctuations and restrictions.

Foreign Currency Adjustments – The United States dollar is the functional currency for the company’s Canadian and Chinese subsidiaries. All foreign currency asset and liability accounts are remeasured into the U.S. dollars at year-end exchange rates, except for property, plant, and equipment, which are recorded at historical exchange rates. Foreign currency revenues and expenses are remeasured at average exchange rates in effect during the year, except for certain expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses from remeasurement of foreign currency denominated monetary assets and liabilities are recorded in the other expense, net line item in the Consolidated Statements of Operations in the period in which they occur. The company’s Canadian subsidiary had a foreign currency remeasurement gain of $151,000 for the fiscal year ended May 3, 2009. Foreign currency remeasurement losses for the Canadian subsidiary were $381,000, and $105,000 for the fiscal years ended April 27, 2008, and April 29, 2007, respectively. Foreign currency remeasurement gains for the Chinese subsidiaries were $42,000 and $286,000 for the fiscal years ended May 3, 2009 and April 29, 2007, respectively. The company’s Chinese subsidiaries had a remeasurement loss of $51,000 for the fiscal year ended April 27, 2008.

Goodwill – Management assesses goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. Each year, the company tests for impairment of goodwill according to a two-step approach. In the first step, the company estimates the fair market values of its reporting units (mattress fabrics and upholstery fabrics) using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. The company uses a discount rate equal to its average cost of funds to discount the expected future cash flows. If the fair market value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its implied fair value, the second step of the goodwill impairment test would be performed to measure the amount of the impairment loss, if any. In the second step the implied fair market value of the goodwill is estimated as the fair market value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds it implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying values.

No impairment of goodwill resulted in fiscal years 2009, 2008, and 2007. The company’s remaining goodwill at May 3, 2009, of $11.6 million relates to the mattress fabrics segment.

Income Taxes – Income taxes are accounted for under the asset and liability method.  Deferred income taxes are recognized for temporary differences between the financial statement carrying amounts and the tax bases of the company’s assets and liabilities and operating loss and tax credit carryforwards at income tax rates expected to be in effect when such amounts are realized or settled.  The effect on deferred income taxes of a change in tax rates is recognized in income (loss) in the period that includes the enactment date.

The company has not recorded deferred income taxes applicable to undistributed earnings of the company’s subsidiary located in Canada.  Generally, such earnings become subject to U.S. income tax upon the remittance of dividends from undistributed earnings of a company’s foreign subsidiaries. It is the present intention of management to reinvest the undistributed earnings of its subsidiary located in Canada indefinitely. At May 3, 2009, the company’s subsidiary located in Canada had undistributed earnings totaling $35.1 million. If these undistributed earnings were not indefinitely reinvested, an additional deferred tax liability of approximately $12.9 million would have been required at May 3, 2009.

At May 3, 2009, the company’s subsidiaries located in China had undistributed earnings totaling $14.6 million. As a result of management’s assessment of the company’s future cash requirements, the company recorded a deferred tax liability of $1.3 million for the estimated U.S. income taxes that will be payable upon the anticipated future repatriation of approximately $3.6 million of undistributed earnings from the company’s subsidiaries located in China. The $3.6 million of undistributed earnings are not subject to withholding taxes as authorized by the Chinese government.

On April 30, 2007, the company adopted Financial Accounting Standards Board (FASB) Interpretation No.48 “Accounting for Uncertainty in Income Taxes” (FIN 48) which supplements SFAS No. 109, “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of the benefit. With the adoption of FIN 48, entities are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle. Upon adoption, the company recorded an increase to retained earnings of $847,000 as a cumulative effect of a change in accounting principle. Refer to Note 11 for more information regarding the impact of adopting FIN 48. Adjustments subsequent to initial adoption are reflected within the company’s income tax benefit or expense.

In May 2007, FASB issued FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1). FSP FIN 48-1 provides guidance on whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. No adjustment was made upon adoption of FSP FIN 48-1.

Revenue Recognition – Revenue is recognized upon shipment, when title and risk of loss pass to the customer. Provision is made currently for estimated product returns, claims and allowances.  Management considers historical claims and return experience, among other things, when establishing the allowance for returns and allowances.

Shipping and Handling Costs – Revenue received for shipping and handling costs, which is immaterial for all periods presented, is included in net sales.  Shipping costs, principally freight, that comprise payments to third-party shippers are classified as cost of sales.  Handling costs represent finished goods warehousing costs incurred to store, move, and prepare products for shipment in the company’s various distribution facilities. Handling costs were $2.2 million, $3.0 million and $3.7 million in 2009, 2008 and 2007, respectively, and are included in selling, general and administrative expenses.

Sales and Other Taxes – Sales and other taxes collected from customers and remitted to governmental authorities are presented on a net basis and, as such, are excluded from revenues.

Stock-Based Compensation – Effective May 1, 2006, the company started to record compensation expense associated with its stock option plans in accordance with SFAS No. 123R, “Share-Based Payment” which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant date fair value of the award. The company adopted the modified prospective transition method provided for under SFAS No. 123R, and consequently did not retroactively adjust results from prior periods. Under this transition method, compensation expense associated with stock options recognized in fiscal 2009, 2008 and 2007 includes amortization related to the remaining unvested portion of all stock option awards granted prior to May 1, 2006, based on their grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

In accordance with the provisions of SFAS No. 123R, the company recorded $425,000, $618,000 and $525,000 of compensation expense for its equity based awards within selling, general, and administrative expense for fiscal 2009, 2008 and 2007, respectively.

Prior to the adoption of SFAS No. 123R, the benefit of tax deductions in excess of recognized compensation costs were reported as an operating cash flow. SFAS No. 123R requires such benefits to be recorded as a financing  cash flow rather than a reduction of income taxes paid within operating cash flow. The company adopted the short-cut method provided in SFAS No. 123R to use for calculating the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R. The company recognized $17,000 in excess tax benefits related to employee stock-based compensation in fiscal 2008. No tax benefits in excess of recognized compensation costs were realized from option exercises in fiscal 2009 and 2007.

Fair Value Measurements - The company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) for financial assets and liabilities and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), on April 28, 2008. SFAS 157 (1) creates a single definition of fair value, (2) establishes a framework for measuring fair value, and (3) expands disclosure requirements about items measured at fair value. SFAS 157 applies to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements. SFAS 157 does not change existing accounting rules governing what can or what must be recognized and reported at fair value in the company’s financial statements, or disclosed at fair value in the company’s notes to the financial statements. Additionally, SFAS 157 does not eliminate practicability exceptions that exist in accounting pronouncements amended by SFAS 157 when measuring fair value. As a result, the company will not be required to recognize any new assets or liabilities at fair value.

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

Level 2 – Inputs other than level 1 inputs that are either directly or indirectly observable, and

Level 3 – Unobservable inputs developed using the company’s estimates and assumptions, which reflect those that market participants would use.

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

Fair value measurements at May 3, 2009 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Canadian Dollar Fx Contract	Not applicable	20	Not applicable	20
Liabilities: None	Not applicable	Not applicable	Not applicable	Not applicable

As shown above, the Canadian foreign exchange contract derivative instrument is valued based on fair value provided by the company’s bank and is classified within level 2 of the fair value hierarchy.  The determination of where an asset or liability falls in the hierarchy requires significant judgment. The company evaluates its hierarchy disclosures each quarter based on various factors and it is possible that an asset or liability may be classified differently from quarter to quarter. However, the company expects that changes in classifications between different levels will be rare.

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

Fair Value of Financial Instruments – The carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments.

The fair value of the company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities.  At May 3, 2009 the carrying value of the company’s long-term debt was $16.4 million and the fair value was $15.4 million.  At April 27, 2008, the carrying value of the company’s long-term debt was $21.4 million and the fair value was $21.0 million.

2.	ASSET ACQUISITIONS

Bodet & Horst

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

In connection with the asset purchase agreement, the company assumed the lease of the building where the operation is located. This lease is with a partnership owned by certain shareholders and officers of the company and their immediate families. The lease provides for monthly payments of $12,704, expires on June 30, 2010, and contains a renewal option for an additional three years. As of May 3, 2009, the minimum lease payment requirements over the next two fiscal years are:  FY 2010 - $152,000 and FY 2011 - $25,000.

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

(dollars in thousands)	Fair Value
Inventories	$1,439
Other current assets	17
Property, plant, and equipment	3,000
Non-compete agreement (Note 9)	756
Goodwill	7,479
Accounts payable	(1,291)
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

The following unaudited pro forma consolidated results of operations for the years ending May 3, 2009 and April 27, 2008 have been prepared as if the acquisition of Bodet & Horst had occurred at April 30, 2007.

	Years ended
(dollars in thousands)	May 3, 2009	April 27, 2008
Net Sales	$203,938	$254,046

(Loss) income from operations	(3,625)	11,703

Net (loss) income	(38,607)	6,968

Net (loss) income per share, basic	(3.05)	0.55

Net (loss) income per share, diluted	(3.05)	0.55

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

International Textile Group, Inc.

In January 2007, the company closed on an Asset Purchase Agreement (the “Agreement”) for the purchase of certain assets from International Textile Group, Inc. (“ITG”) related to the mattress fabrics product line of ITG’s Burlington House division. The company purchased ITG’s mattress fabrics finished goods inventory, a credit on future purchases of inventory manufactured by ITG during the transition period, along with certain proprietary rights (patterns, copyrights, artwork, and the like) and other records that related to ITG’s mattress fabrics product line. The company did not purchase any accounts receivable, property, plant, and equipment, and did not assume any liabilities other than certain open purchase orders.

The consideration given for this transaction, after adjustments to the closing date inventory as defined by the Agreement, was $8.1 million. Payment consisted of $2.5 million in cash financed by a term loan, the issuance of 798,582 shares of the company’s common stock with a fair value of $5.1 million, and the company also incurred direct acquisition costs relating to legal, accounting, and other professional fees of $515,000. This transaction did not constitute a business combination within the criteria of EITF 98-3, Determining whether a Non-Monetary Transaction involves Receipt of Productive Assets or of a Business. The total transaction cost was allocated as follows:

(dollars in thousands)	Fair Value
Inventories	$4,754
Other current assets (credit on future purchases of inventory)	2,210
Non-compete agreement	1,148
$8,112

The Agreement required ITG to provide certain transition services to the company and manufacture goods for the company for a limited period of time to support the company’s efforts to transition the former ITG mattress fabrics products into the company’s operations. In connection with the transition services required by ITG, the company acquired a credit of $2.2 million on future purchases of finished goods inventory manufactured by ITG during the transition period. This credit was utilized as we purchased finished goods during the transition period and after the closing date of the purchase. This credit was fully utilized as of the end of the first quarter of fiscal 2008 and before the transition period expired as defined in the agreement. The company hired only one of ITG’s employees after the transition period was completed. ITG also agreed that it will not compete with the company in the mattress fabrics business for a period of four years, except for mattress fabrics production in China for final consumption in China (meaning the mattress fabric and the mattress on which it is used is sold only in China).

In connection with the Agreement, the company issued 798,582 shares of common stock.  As a result, the company entered into a Registration Rights and Shareholder Agreement (“the Registration Agreement”), which relates to the shares of the common stock issued by the company to ITG (the “Shares”). Under the terms of the Registration Agreement, ITG required the company to register the Shares with the Securities and Exchange Commission, allowing the Shares to be sold to the public after the registration statement became effective. The Registration Agreement also contained provisions pursuant to which ITG agreed not to purchase additional company shares or take certain other actions to influence control of the company, and agreed to vote the shares in accordance with recommendations of the company’s board of directors.  Pursuant to a registration request by ITG, a registration statement was filed and became effective April 10, 2007.

3.	RESTRUCTURING AND ASSET IMPAIRMENTS

A summary of accrued restructuring costs follows:

(dollars in thousands)	May 3, 2009	April 27, 2008

September 2008 Upholstery Fabrics	$43	-
December 2006 Upholstery Fabrics	494	990
September 2005 Upholstery fabrics	81	178
August 2005 Upholstery Fabrics	-	2
April 2005 Upholstery Fabrics	-	27
Fiscal 2003 Culp Decorative Fabrics	235	235
	$853	1,432

September 2008 Upholstery Fabrics

On September 3, 2008, the board of directors approved changes to the upholstery fabric operations, including the consolidation of plant facilities in China and the reduction of excess manufacturing capacity. These actions were in response to the extremely challenging industry conditions for upholstery fabrics.  Restructuring and related charges for fiscal 2009 totaled $9.6 million, of which $6.6 million related to impairment charges on equipment and leasehold improvements, $2.1 million for accelerated depreciation, $502,000 for inventory markdowns, $443,000 for lease termination and other exit costs, $25,000 for other operating costs associated with closed plant facilities, and $10,000 for employee termination benefits. The $2.1 million accelerated depreciation charge represents the incremental depreciation expense to reflect revised depreciation estimates and useful lives for certain fixed assets that were to be used over a shortened useful life from the period the restructuring plan was announced until the respective plant facility was closed and operations ceased. Of this total charge, $7.0 million and $2.6 million were recorded in restructuring expense and cost of sales in the 2009 Consolidated Statement of Operations.

The following summarizes the activity in the restructuring accrual (dollars in thousands):

	Employee Termination Benefits	Lease Termination and Other Exit Costs	Total
accrual established in fiscal 2009	$35	425	460
adjustments in fiscal 2009	(25)	18	(7)
paid in fiscal 2009	(10)	(400)	(410)
balance, May 3, 2009	$-	43	43

December 2006 Upholstery Fabrics

On December 12, 2006, the company’s board of directors approved a restructuring plan within the upholstery fabrics segment to consolidate the company’s U.S. upholstery fabrics manufacturing facilities and outsource its specialty yarn production. This process involved closing the company’s weaving plant located in Graham, NC, and closing the yarn plant located in Lincolnton, NC. The company transferred certain production from the Graham, NC plant facility to its Anderson, SC and Shanghai, China, plant facilities as well as a small portion to contract weavers.  As a result of these two plant closures, the company reduced the number of associates by approximately 185 people.

During fiscal 2009, we further assessed the net realizable value of our inventory, recoverability of our property, plant, and equipment, and selling, general, and administrative expenses based on current demand trends related to our U.S. upholstery fabric operations. This assessment was required based on the adverse economic conditions resulting from the depressed housing market, credit crisis, and decreased consumer spending that developed in the second quarter of fiscal 2009, and which was more severe than we anticipated at the end of fiscal 2008. As a result, restructuring and related charges incurred totaled $3.5 million of which $1.4 million related to impairment charges on a building and equipment, $886,000 related to inventory markdowns, $798,000 related to employee termination benefits, $271,000 related to lease termination and other exit costs, and $116,000 related to other operating costs associated with closed plant facilities. Of this total charge, $2.5 million was recorded in restructuring expense, $980,000 was recorded in cost of sales, and $21,000 was recorded in selling, general, and administrative expenses in the 2009 Consolidated Statement of Operations.

During fiscal 2008, total restructuring and related charges incurred were $2.9 million of which $1.0 million related to inventory markdowns, $978,000 related to other operating costs associated with closed plant facilities, $503,000 related to write-downs of buildings and equipment, $467,000 related to lease termination and other exit costs, $189,000 related to asset movement costs, $171,000 related to employee termination benefits, and a credit of $362,000 related to sales proceeds received on equipment with no carrying value. Of the total charge, $1.9 million was recorded in cost of sales, $69,000 was recorded in selling, general, and administrative expenses, and $968,000 was recorded in restructuring expense in the 2008 Consolidated Statement of Operations.

During fiscal 2007, total restructuring and related charges incurred were $6.7 million of which $2.2 million related to inventory markdowns, $1.3 million related to employee termination benefits, $1.2 million related to accelerated depreciation, $1.0 million related to write-downs of equipment, $461,000 related to asset movement costs, $241,000 related to lease termination and other exit costs, and $212,000 related to operating costs associated with closed of plant facilities. The $1.2 million accelerated depreciation charge represents the incremental depreciation expense to reflect revised depreciation estimates and useful lives for certain fixed assets that were to be used over a shortened useful life from the period the restructuring plan was announced until the respective plant facility was closed and operations were ceased. Of the total charge, $3.6 million was recorded in cost of sales and $3.1 million was recorded in restructuring expense in the 2007 Consolidated Statement of Operations.

The following summarizes the activity in the restructuring accrual (dollars in thousands):

	Employee Termination Benefits (1)	Lease Termination and Other Exit Costs	Total
accrual established in fiscal 2007	$1,284	-	1,284
adjustments in fiscal 2007	63	241	304
paid in fiscal 2007	(43)	-	(43)
balance, April 29, 2007	1,304	241	1,545
adjustments in fiscal 2008	171	467	638
paid in fiscal 2008	(796)	(397)	(1,193)
balance, April 27, 2008	$679	311	990
adjustments in fiscal 2009	798	271	1,069
paid in fiscal 2009	(1,088)	(477)	(1,565)
Balance, May 3, 2009	389	105	494

(1)	Employee termination benefit payments are net of cobra premiums received from participants.

September 2005 Upholstery Fabrics

On September 27, 2005, the company’s board of directors approved a strategic alliance with Synthetics Finishing, a division of TSG Incorporated, to provide finishing services to the company for its domestically produced decorative upholstery fabrics. As a result, the company closed its finishing plant in Burlington, NC, thereby reducing the number of associates by approximately 100 people.

No restructuring and related charges related to this restructuring plan were incurred during fiscal 2009.

During fiscal 2008, as a result of management’s continual evaluation of the restructuring accrual, the restructuring accrual was decreased by $34,000 to reflect current estimates of future health care claims. This $34,000 decrease in the restructuring accrual was recorded as a credit to restructuring expense in the 2008 Consolidated Statement of Operations.

During fiscal 2007, total restructuring and related charges incurred were $494,000 of which $450,000 related to other operating costs associated with a closed plant facility, $284,000 related to lease termination and other exit costs, $212,000 related to asset movement costs, a credit of $177,000 related to employee termination benefits, and a credit of $275,000 related to sales proceeds received on equipment with no carrying value.  Of this total charge, $44,000 was recorded in restructuring expense and $450,000 was recorded in cost of sales in the 2007 Consolidated Statement of Operations.

The following summarizes the activity in the restructuring accrual (dollars in thousands):

	Employee Termination Benefits (1)	Lease Termination and Other Exit Costs	Total
Balance, April 30, 2006	$439	-	439
accrual established in fiscal 2007	-	282	282
adjustments in fiscal 2007	(177)	2	(175)
paid in fiscal 2007	(231)	(57)	(288)
balance, April 29, 2007	31	227	258
adjustments in fiscal 2008	(34)	-	(34)
paid in fiscal 2008	3	(49)	(46)
balance, April 27, 2008	-	178	178
paid in fiscal 2009	-	(97)	(97)
balance, May 3, 2009	$-	81	81

(1)	Employee termination benefit payments are net of cobra premiums received from participants.

August 2005 Upholstery Fabrics

In August 2005, the company’s board of directors approved a restructuring plan within the upholstery fabrics segment designed to reduce the company’s U.S. yarn manufacturing operations.  The company sold its polypropylene yarn extrusion equipment (with a carrying value of $2.3 million) located in Graham, NC to the company’s supplier for polypropylene yarn, for $1.1 million payable in cash.  Pursuant to terms of the sale agreement, the company has a long-term supply contract with the supplier to continue to provide the company with polypropylene yarn at prices tied to a published index.

The company’s board of directors also approved further reductions in the company’s yarn operations by closing the company’s facility in Shelby, NC and consolidating the yarn operations into the Lincolnton, NC facility.  The company is outsourcing the open-end yarns previously produced at the Shelby, NC facility.  Overall, these actions reduced the number of associates by approximately 100 people.

During fiscal 2009, as a result of management’s continual evaluations of the restructuring accrual, the restructuring accrual was increased by $5,000 to reflect current estimates of future health care claims. This $5,000 increase in the restructuring accrual was recorded in restructuring expense in the 2009 Consolidated Statement of Operations.

During fiscal 2008, total restructuring charges incurred were $80,000 of which $100,000 related to lease termination and other exit costs and a credit of $20,000 related to employee termination benefits. This total charge was recorded in restructuring expense in the 2008 Consolidated Statement of Operations.

During fiscal 2007, total restructuring and related charges incurred were $63,000 of which $412,000 related to write-downs of a building and equipment, $167,000 related to operating costs associated with a closed plant facility, $49,000 related to asset movement costs, $6,000 related to lease termination costs, a credit of $40,000 related to employee termination benefits, and a credit of $531,000 related to sales proceeds on equipment with no carrying value.  Of this total net charge, a credit of $104,000 was recorded in restructuring expense and a charge of $167,000 was recorded in cost of sales in the 2007 Consolidated Statement of Operations.

The following summarizes the activity in the restructuring accrual (dollars in thousands):

	Employee Termination Benefits (1)	Lease Termination and Other Exit Costs	Total
Balance, April 30, 2006	$127	7	134
adjustments in fiscal 2007	(40)	6	(34)
paid in fiscal 2007	(69)	(13)	(82)
balance, April 29, 2007	18	-	18
adjustments in fiscal 2008	(20)	100	80
paid in fiscal 2008	4	(100)	(96)
balance, April 27, 2008	2	-	2
adjustments in fiscal 2009	5	-	5
paid in fiscal 2009	(7)	-	(7)
balance, May 3, 2009	$-	-	-

(1)	Employee termination benefit payments are net of cobra premiums received from participants.

April 2005 Upholstery Fabrics

In April 2005, the company’s board of directors approved a restructuring plan within the upholstery fabrics segment designed to reduce costs, increase asset utilization, and improve profitability.  The restructuring plan included the consolidation of the company’s velvet fabrics manufacturing operations, additional fixed manufacturing cost reductions in the decorative fabrics operation, and significant reductions in selling, general and administrative expenses within the upholstery fabrics segment. Also, the company combined its sales, design, and customer service activities within the upholstery fabrics segment.  As a result, the company sold two buildings in Burlington, NC consisting of approximately 140,000 square feet for proceeds of $2,850,000.  Overall, these restructuring actions reduced the number of associates by 350 people.

During fiscal 2009, as a result of management’s continual evaluation of the restructuring accrual, the restructuring accrual was decreased by approximately $27,000 to reflect current estimates of future health care claims. This $27,000 decrease in the restructuring accrual was recorded as a credit to restructuring expense in the 2009 Consolidated Statement of Operations.

During fiscal 2008, the company recorded a restructuring credit of $35,000, of which a charge of $32,000 related to lease termination and other exit costs and a credit of $67,000 related to employee termination benefits. This credit of $35,000 was recorded in restructuring expense in the 2008 Consolidated Statement of Operations.

During fiscal 2007, the total restructuring and related charges incurred were $1.1 million, of which approximately $671,000 related to asset movement costs, $321,000 related to operating costs associated with the closed plant facilities, $238,000 related to inventory markdowns, $194,000 related to lease termination costs, $59,000 related to write-downs of equipment, a credit of $165,000 related to sales proceeds received on equipment with no carrying value, and a credit of $195,000 related to employee termination benefits.  Of this total charge, $564,000 was recorded in restructuring expense, $501,000 was recorded in cost of sales, and $58,000 was recorded in selling, general and administrative expenses in the 2007 Consolidated Statement of Operations.

The following summarizes the activity in the restructuring accrual (dollars in thousands):

	Employee Termination Benefits (1)	Lease Termination and Other Exit Costs	Total
balance, April 30, 2006	799	201	1,000
additions in fiscal 2007	-	184	184
adjustments in fiscal 2007	(195)	10	(185)
paid in fiscal 2007	(517)	(341)	(858)
balance, April 29, 2007	87	54	141
adjustments in fiscal 2008	(67)	32	(35)
paid in fiscal 2008	7	(86)	(79)
balance, April 27, 2008	$27	-	27
adjustments in fiscal 2009	(27)	-	(27)
Balance, May 3, 2009	$-	-	-

(1)	Employee termination benefit payments are net of cobra premiums received from participants.

October 2004 Upholstery Fabrics

In October 2004, the company’s board of directors approved a restructuring plan within the upholstery fabrics segment aimed at reducing costs, increasing asset utilization and improving profitability. The restructuring plan involved the consolidation of the company’s decorative fabrics weaving operations by closing the company’s facility in Pageland, SC, and consolidating those operations into the Graham, NC facility.  Additionally, the company consolidated its yarn operations by integrating the production of the Cherryville, NC plant into the company’s Shelby, NC facility. Overall, these restructuring actions reduced the number of associates by approximately 250 people.

No restructuring and related charges were incurred during fiscal 2009.

During fiscal 2008, as a result of management’s continual evaluation of the restructuring accrual, the restructuring accrual was decreased by $13,000 to reflect current estimates of future health care claims. This $13,000 decrease in the restructuring accrual was recorded as a credit to restructuring expense in the 2008 Consolidated Statement of Operations.

During fiscal 2007, as a result of management’s continual evaluation of the restructuring accrual, the restructuring accrual was decreased by $22,000 to reflect current estimates of future health care claims. This $22,000 decrease in the restructuring accrual was recorded as a credit to restructuring expense in the 2007 Consolidated Statement of Operations.

The following summarizes the activity in the restructuring accrual (dollars in thousands):

	Employee Termination Benefits (1)	Lease Termination and Other Exit Costs	Total
balance, April 30, 2006	64	-	64
additions in fiscal 2007	-	-	-
adjustments in fiscal 2007	(22)	-	(22)
paid in fiscal 2007	(29)	-	(29)
balance, April 29, 2007	13	-	13
adjustments in fiscal 2008	(13)	-	(13)
balance, April 27, 2008	$-	-	-

(1)	Employee termination benefit payments are net of cobra premiums received from participants.

Fiscal 2003 Culp Decorative Fabrics Restructuring

In August 2002, the company’s board of directors approved a restructuring plan in the upholstery fabrics segment aimed at lowering manufacturing costs, simplifying the dobby fabric upholstery line, increasing asset utilization and enhancing the division’s manufacturing competitiveness.  The restructuring plan involved closing a facility in Chattanooga, TN and integrating these functions into other plants, a significant reduction in the number of stock keeping units, or SKUs, offered in the dobby product line, and a net reduction in workforce of approximately 300 positions.

During fiscal 2009, total restructuring charges were $14,000 and related to other exit costs regarding the company's closed plant facility in Chattanooga, TN. This $14,000 charge was recorded in restructuring expense in the 2009 Consolidated Statement of Operations.

During fiscal 2008, as a result of management’s continual evaluation of the restructuring accrual, the restructuring accrual was decreased by approximately $79,000, of which $66,000 related to lease termination and other exit costs and $13,000 related to employee termination benefits. This $79,000 decrease in the restructuring accrual was recorded as a credit to restructuring expense in the 2008 Consolidated Statement of Operations. Additionally, the company recorded a restructuring related charge of $44,000 for operating costs associated with a closed plant facility. This $44,000 restructuring related charge was recorded in cost of sales in the 2008 Consolidated Statement of Operations.

During fiscal 2007, as a result of management’s continual evaluation of the restructuring accrual, the restructuring accrual was decreased by approximately $17,000 in lease termination and other exit costs to reflect current estimates of sub-lease income and other exit costs. This $17,000 decrease in the restructuring accrual was recorded as a credit to restructuring expense in the 2007 Consolidated Statement of Operations. Additionally, the company recorded a restructuring related charge of $38,000 for operating costs associated with the closed plant facility. This $38,000 restructuring related charge was recorded in cost of sales in the 2007 Consolidated Statement of Operations.

The following summarizes the activity in the restructuring accrual (dollars in thousands):

	Employee Termination Benefits (1)	Lease Termination and Other Exit Costs	Total
balance, April 30, 2006	88	2,324	2,412
adjustments in fiscal 2007	-	(17)	(17)
paid in fiscal 2007	(45)	(1,043)	(1,088)
balance, April 29, 2007	43	1,264	1,307
adjustments in fiscal 2008	(13)	(66)	(79)
paid in fiscal 2008	(30)	(963)	(993)
balance, April 27, 2008	-	235	235
adjustments in fiscal 2009	-	14	14
paid in fiscal 2009	-	(14)	(14)
Balance, May 3, 2009	-	235	235

(1)	Employee termination benefit payments are net of cobra premiums received from participants.

Long-Lived Asset Impairments

During fiscal 2009, the company incurred impairment charges on property, plant, and equipment in connection with its restructuring activities. These impairment charges totaled $8.0 million and were recorded in restructuring expense in the 2009 Consolidated Statement of Operations. This $8.0 million impairment charge includes $2.2 million for fixed assets that were abandoned in connection with the consolidation of certain plant facilities in China and $774,000 to reflect the selling price of the company’s corporate headquarters of $4.0 million (Note 4). Also, during the course of the company’s strategic review in the second quarter of fiscal 2009 of its upholstery fabrics business, the company assessed the recoverability of the carrying value of its upholstery fabric fixed assets that are being held and used in operations. This strategic review resulted in impairment losses of $4.4 million and $543,000 for fixed assets located in China and the U.S., respectively. In addition, the company incurred impairment losses totaling $115,000 for assets held for sale associated with its U.S. upholstery fabric operations. These losses reflect the amounts by which the carrying values of these fixed assets exceeded their estimated fair values determined by their estimated future discounted cash flows and quoted market prices.

4.	ASSETS HELD FOR SALE AND RELATED IMPAIRMENTS

A summary of assets held for sale follows:

(dollars in thousands)	May 3, 2009	April 27, 2008
Corporate headquarters office space	$-	$4,783
U.S. upholstery fabrics	1,189	792
Mattress fabrics	20	35
	$1,209	$5,610

The carrying value of these assets held for sale are presented separately in the May 3, 2009 and April 27, 2008, consolidated balance sheets and are no longer being depreciated.

Corporate Headquarters Office Space

Effective October 29, 2007, the company adopted a plan to sell its corporate headquarters. In connection with the disposal plan, the company determined that the carrying value of its corporate headquarters was less than its fair value. Consequently, no impairment loss was recorded in the 2008 Consolidated Statement of Operations.

Effective January 29, 2009, the company sold its corporate headquarters building in High Point, North Carolina for a purchase price of $4.0 million. The agreement allows the company to lease the building back under an operating lease from the purchaser for an initial term of approximately three years expiring on March 31, 2012 and is payable in monthly installments of $30,020, plus approximately two-thirds of the building’s normal occupancy costs. The contract contains renewal options as defined in the agreement for periods from April 1, 2012 through September 30, 2015 and October 1, 2015 through March 31, 2019. As of May 3, 2009, the minimum lease payments (excluding operating costs) under this operating lease are: FY 2010 - $360,240, FY 2011- $360,240, and FY 2012 - $330,220.

The proceeds of the sale were used to pay off the remaining balance of the first real estate loan totaling $3.7 million and $344,000 on the unsecured loan associated with the ITG acquisition (see Note 12). In connection with this sale, the company determined that the carrying value of their corporate headquarters was more than its fair value, less cost to sell. Consequently, the company recorded an impairment charge of $774,000 in restructuring expense in the 2009 Consolidated Statement of Operations.

U.S. Upholstery Fabrics

At May 3, 2009 and April 27, 2008, and in connection with the company’s restructuring actions, buildings and equipment related to its U.S. upholstery fabric operations are classified as held for sale. The company expects that the final sale and disposal of these assets will be completed within a year. The company determined that the carrying values of some of the underlying assets exceeded their fair values. Consequently, the company recorded an impairment charge totaling $115,000 and $20,000 in restructuring expense in the 2009 and 2008 Consolidated Statements of Operations, respectively.

Mattress Fabrics

Effective January 2, 2008, the company adopted a plan to sell certain older equipment related to its mattress fabrics segment that is being replaced by newer and more efficient equipment. In connection with the plan of disposal, the company determined that the carrying value of this equipment of $513,000 exceeded its fair value of $224,000. Consequently, the company recorded an impairment loss of $289,000. This impairment loss of $289,000 was recorded in cost of sales in the 2008 Consolidated Statement of Operations. The company received sales proceeds totaling $189,000 in fiscal 2008. In fiscal 2009, an impairment loss of $15,000 was recorded as the company determined that the fair value of the remaining equipment classified as held for sale exceeded its fair value.

5.	ACCOUNTS RECEIVABLE

A summary of accounts receivable follows:

	May 3,	April 27,
(dollars in thousands)	2009	2008
customers	$20,093	28,830
allowance for doubtful accounts	(1,535)	(1,350)
reserve for returns and allowances and discounts	(442)	(407)
	$18,116	27,073

A summary of the activity in the allowance for doubtful accounts follows:

(dollars in thousands)	2009	2008	2007
beginning balance	$(1,350)	(1,332)	(1,049)
provision for bad debts	(538)	(180)	(618)
write-offs, net of recoveries	353	162	335
ending balance	$(1,535)	(1,350)	(1,332)

A summary of the activity in the allowance for returns and allowances and discounts follows:

(dollars in thousands)	2009	2008	2007
beginning balance	$(407)	(570)	(826)
provision for returns and allowances discounts	(1,999)	(2,512)	(1,429)
cash discounts taken	1,964	2,675	1,685
ending balance	$(442)	(407)	(570)

6.	INVENTORIES

A summary of inventories follows:

(dollars in thousands)	May 3, 2009	April 27, 2008
raw materials	$5,987	9,939
work-in-process	1,254	1,682
finished goods	16,737	23,773
	$23,978	35,394

7.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

(dollars in thousands)	depreciable lives (in years)	May 3, 2009	April 27, 2008
land and improvements	10	$652	1,061
buildings and improvements	7-40	10,292	13,166
leasehold improvements	life of lease	92	6,206
machinery and equipment	3-12	46,336	60,076
office furniture and equipment	3-10	4,656	5,475
capital projects in progress		333	4,515
		62,361	90,499
accumulated depreciation and amortization		(38,108)	(57,560)
		$24,253	32,939

The company financed $1.4 million of its capital expenditures through a capital lease (see note 13) in fiscal 2009. The company financed $2.1 million of its capital expenditures through vendor financing arrangements in fiscal 2008.  The company did not finance any of its capital expenditures for fiscal 2007.  The company’s vendor financed arrangements bear interest with fixed interest rates ranging from 6% to 7.14%.

The principal payment requirements of accounts payable-capital expenditures during the next two fiscal years are: 2010 – $923,000 and 2011 – $638,000.

8.       GOODWILL

A summary of the change in the carrying amount of goodwill follows:

(dollars in thousands)	2009	2008	2007
beginning balance	$4,114	4,114	4,114
Bodet & Horst acquisition (Note 2)	7,479	-	-
ending balance	$11,593	4,114	4,114

The goodwill balance relates to the mattress fabrics segment.

9.	OTHER ASSETS

A summary of other assets follows:

(dollars in thousands)	May 3, 2009	April 27, 2008
cash surrender value – life insurance	$1,294	1,269
non-compete agreements, net (note 2)	1,164	789
other	362	351
	$2,820	2,409

The company recorded non-compete agreements in connection with the company’s asset purchase agreements with ITG and Bodet & Horst at their fair values based on valuation techniques. These non-compete agreements pertain to the company’s mattress fabrics segment. The non-compete agreement associated with ITG is amortized on a straight line basis over the four year life of the agreement. The non-compete agreement associated with Bodet & Horst is amortized on a straight-line basis over the six year life of the agreement and requires quarterly payments of $12,500 over the life of the agreement (Note 2). As of May 3, 2009, the total remaining non-compete payments were $262,500.

At May 3, 2009 and April 27, 2008, the gross carrying amount of these non-compete agreements was $1.9 million and $1.1 million, respectively. At May 3, 2009 and April 27, 2008, accumulated amortization for these non-compete agreements was $777,000 and $359,000, respectively. Amortization expense for these non-compete agreements was $419,000 in fiscal 2009. Amortization expense for the ITG non-compete agreement was $287,000 and $72,000 for fiscal 2008 and 2007, respectively. No amortization expense was recorded for the Bodet & Horst non-compete agreement in fiscal 2008 and 2007 as the asset purchase agreement was effective August 11, 2008. The remaining amortization expense (which includes the total remaining  Bodet & Horst non-compete payments of $262,500) for the next five fiscal years follows: FY 2010 - $463,000; FY 2011 - $391,000; FY 2012 - $176,000; FY 2013 – $176,000; FY 2014 – $176,000; and thereafter $44,000. The weighted average amortization period for these non-compete agreements is 5 years as of May 3, 2009.

The company’s cash surrender value – life insurance balances at May 3, 2009 and April 27, 2008 are payable upon death of the respective beneficiary.

10.	ACCRUED EXPENSES

A summary of accrued expenses follows:

(dollars in thousands)	May 3, 2009	April 27, 2008
compensation, commissions and related benefits	$4,770	5,690
interest	243	186
accrued rebates	166	241
other	1,325	2,183
	$6,504	8,300

11.	INCOME TAXES

Total income taxes (benefits) were allocated as follows:

(dollars in thousands)	2009	2008	2007
income (loss) from operations	$31,959	(542)	(1,685)
shareholders’ equity, related to the tax benefit arising from the exercise of stock options	-	(17)	(16)
shareholders’ equity, related to tax effect of cash flow hedges	27	(25)	(13)
	$31,986	(584)	(1,714)

Income tax expense (benefit) attributable to income (loss) from operations consists of:

(dollars in thousands)	2009	2008	2007
current
federal	$83	-	-
state	-	-	-
foreign (1)	(1,355)	377	2,091
	(1,272)	377	2,091
deferred
federal	2,986	(408)	(3,100)
state	225	(36)	(344)
foreign (1)	2,841	(475)	(332)
valuation allowance	27,179	-	-
	33,231	(919)	(3,776)
	$31,959	(542)	(1,685)

(1)
Foreign current income tax expense includes a U.S. income tax (benefit) expense on income tax reserves pertaining to foreign sources of taxable income of $(4,990,000), $1,165,000 and $702,000 in fiscal 2009, 2008 and 2007, respectively. Foreign deferred income tax expense includes U.S. income tax expense on income tax reserves pertaining to foreign sources of taxable income of $4,990,000. Also, foreign income tax expense in 2008 includes research and development credits with regards to the company’s Canadian subsidiary of $593,000 and income tax incentives granted by the Chinese government of $592,000. No income tax incentives from the Chinese government were obtained in fiscal 2009 and 2007.

(Loss) income before income taxes related to the company’s foreign operations for the years ended May 3, 2009, April 27, 2008, and April 29, 2007 was $(10.9) million, $6.9 million and $8.6 million, respectively. Income (loss) before income taxes related to the company’s domestic operations for the years ended May 3, 2009, April 27, 2008, and April 29, 2007 was $4.1 million, $(2.1) million, and $(11.6) million, respectively.

Under a tax holiday in the People’s Republic of China, the company was granted an exemption from income taxes for two years commencing from the first profit-making year on a calendar year basis and a 50% reduction in the income tax rates for the following three years.  Calendar year 2004 was the first profit-making year.  The company was entitled to a 50% income tax reduction for the calendar years 2007 and 2008.  The applicable income tax rate before the tax holiday reduction was 25% in fiscal 2009 and 27% in fiscal 2008 and 2007. Had the company not been entitled to the tax holiday, the consolidated income tax expense (benefit) for fiscal years 2009, 2008, and 2007 would have been $31,985,000, $(4,000) and $(830,000), respectively.

The following schedule summarizes the principal differences between the income tax expense (benefit) at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2009	2008	2007
federal income tax rate	(34.0)%	34.0%	(34.0)%
state income taxes, net of federal
income tax benefit	-	(1.5)	(14.6)
foreign tax rate differential	2.2	(10.3)	(19.6)
increase in tax reserves	50.0	26.9	11.5
tax effects of Canadian fx gain (loss)	25.7	(23.2)	(2.1)
undistributed earnings from foreign subsidiaries	22.8	-	-
tax effects of China tax holiday	(0.4)	(18.8)	(29.8)
Canadian research and development credits	(1.4)	(12.2)	-
China income tax incentives	-	(12.2)	-
non-deductible stock option expense	3.0	1.7	25.6
non-deductible expenses	0.2	1.6	3.3
valuation allowance on net deferred tax assets	394.8	-	-
other	1.4	2.8	3.6
	464.3%	(11.2)%	(56.1)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:

(dollars in thousands)	2009	2008
deferred tax assets:
accounts receivable	$676	587
inventories	2,044	2,290
compensation	703	735
liabilities and other	599	977
alternative minimum tax	1,403	1,320
property, plant and equipment (1)	1,847	-
loss carryforwards – U.S.	27,316	28,786
loss carryforwards – foreign	19	169
valuation allowances	(27,170)	-
total deferred tax assets	7,437	34,864
deferred tax liabilities:
property, plant and equipment (2)	(1,922)	(2,383)
undistributed earnings from foreign subsidiaries	(1,332)	-
unrecognized tax benefits – U.S.	(4,990)	-
other	(113)	(135)
total deferred tax liabilities	(8,357)	(2,518)
Net deferred tax (liability) asset	(920)	$32,346

(1)	Pertains to the company’s operations located in China.

(2)	Pertains to the company’s operations located in the U.S. and Canada.

Federal and state net operating loss carryforwards were $71.3 million with related future tax benefits of $27.3 million at May 3, 2009. These carryforwards principally expire in 13-19 years, fiscal 2022 through fiscal 2028.  The company also has an alternative minimum tax credit carryforward of approximately $1.4 million for federal income tax purposes that does not expire.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, we evaluate our deferred income taxes to determine if a valuation allowance is required. SFAS No. 109 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. The significant uncertainty in current and expected demand for furniture and mattresses, along with the prevailing uncertainty in the overall economic climate, has made it very difficult to forecast both short-term and long-term financial results, and therefore, present significant negative evidence as to whether we need to record a valuation allowance against our net deferred tax assets. Based on this significant negative evidence, we recorded a $27.2 million valuation allowance during fiscal 2009, of which $25.3 million and $1.9 million were against the net deferred tax assets of our U.S. and China operations, respectively. The company’s net deferred tax asset primarily resulted from the recording of the income tax benefit of U.S. income tax loss carryforwards over the last several years, which totals $71.3 million. This non-cash charge of $27.2 million has no effect on the company’s operations, loan covenant compliance, or the possible utilization of the U.S. income tax loss carryforwards in the future. If and when the company utilizes any of these U.S. income tax loss carryforwards to offset future U.S. taxable income, the income tax benefit would be recognized at that time.

At May 3, 2009, the remaining current deferred tax asset was $54,000 and noncurrent deferred tax liability was $974,000, each of which pertain to our operations in Canada.

The following table sets forth the change in the company’s unrecognized tax benefit:

(dollars in thousands)	2009	2008
beginning balance	$4,802	3,409
increases from prior period tax positions	1,119	1,329
decreases from prior period tax positions	(210)	(92)
increases from current period tax positions	2,543	156
ending balance	$8,254	4,802

Upon adoption of FIN 48 as of April 30, 2007, the company had $3.4 million of total gross unrecognized tax benefits, of which $3.1 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At April 27, 2008, the company had $4.8 million of total gross unrecognized tax benefits, of which $4.4 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At May 3, 2009, the company had $8.3 million of total gross unrecognized tax benefits, of which $3.2 million would favorably affect the income tax rate in future periods.

As of May 3, 2009, the company had $8.3 million of total gross unrecognized tax benefits, of which $5.0 million and $3.3 million were classified as net non-current deferred income taxes and income taxes payable- long-term in the accompanying consolidated balance sheets. At April 27, 2008, the company’s $4.8 million of total unrecognized tax benefits were classified as income taxes payable- long-term in the accompanying consolidated balance sheets.

The company has elected to classify interest and penalties, accrued as required by FIN 48, as part of income tax expense. At May 3, 2009 and April 27, 2008, the gross amount of interest and penalties due to unrecognized tax benefits was $159,000 and $115,000, respectively. Upon adoption of FIN 48 as of April 30, 2007 the gross amount of interest and penalties due to unrecognized tax benefits was $98,000.

The liability for uncertain tax positions includes $5.0 million related to tax positions for which significant change is reasonably possible in fiscal 2010. This amount relates to double taxation under applicable tax treaties with foreign tax jurisdictions. United States federal and state income tax returns filed by the company remain subject to examination for tax years 2002 and subsequent due to loss carryforwards. Canadian federal returns remain subject to examination for tax years 2004 and subsequent. Canadian provincial returns remain subject to examination for tax years 2005 and subsequent. Income tax returns for the company’s China subsidiaries are subject to examination for tax years 2006 and subsequent.

Income tax payments, net of income tax refunds, were $69,000 in fiscal 2009, $360,000 in fiscal 2008, and $393,000 in fiscal 2007.

12.	LONG-TERM DEBT AND LINES OF CREDIT

A summary of long-term debt follows:

	May 3,	April 27,
(dollars in thousands)	2009	2008
unsecured senior term notes – Bodet & Horst	$11,000	-
unsecured term notes – existing	4,694	14,307
real estate loan – I	-	3,828
real estate loan – II	-	2,500
canadian government loan	674	788
	16,368	21,423
current maturities of long-term debt	(4,764)	(7,375)
long-term debt, less current maturities	$11,604	$14,048

Unsecured Term Notes – Bodet & Horst

In connection with the Bodet & Horst acquisition, we entered into the 2008 Note Agreement dated August 11, 2008. The 2008 Note Agreement provides for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning three years from the date of the 2008 Note Agreement (August 11, 2008). The principal payments are payable over an average term of 6.2 years through August 11, 2015. The 2008 Note Agreement contains customary financial and other covenants as defined in the agreement.

Unsecured Term Notes - Existing

Our unsecured senior term notes have a fixed interest rate of 8.80% (payable semi-annually in March and September and subject to prepayment provisions each fiscal quarter as defined in the agreement). The remaining principal payment of $4.7 million is to be paid in March 2010.

In connection with the 2008 Note Agreement, the company entered into a Consent and Amendment that amends the previously existing unsecured note purchase agreements. The purpose of the Consent and Amendment was for existing note holders to consent to the 2008 Note Agreement and to provide that certain financial covenants in favor of the existing note holders would be on the same terms as those contained in the 2008 Note Agreement.

Government of Quebec Loan

The company has an agreement with the Government of Quebec to provide for a term loan that is non-interest bearing and is payable in 48 equal monthly installments commencing December 1, 2009. The proceeds were used to partially finance capital expenditures at our Rayonese facility located in Quebec, Canada.

Revolving Credit Agreement –United States

We have an unsecured credit agreement that provides for a revolving loan commitment of $6.5 million, including letters of credit up to $5.5 million. This agreement bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 3.41% at May 3, 2009) based on the company’s debt/EBITDA ratio, as defined in the agreement. As of May 3, 2009 there were $775,000 in outstanding letters of credit (all of which related to workers compensation) under the agreement. At May 3, 2009 and April 27, 2008, there were no borrowings outstanding under this agreement.

On November 3, 2008, the company entered into a thirteenth amendment to this revolving credit agreement. This amendment extended the expiration date to December 31, 2009, amended the financial covenants as contained in the agreement, and provided for a cross default based on an “Event of Default” under the company’s unsecured term note agreements (existing and Bodet & Horst).

On July 15, 2009, the company entered into a fourteenth amendment to this revolving credit agreement. This amendment extended the expiration date to August 15, 2010.

Revolving Credit Agreement - China

Our China subsidiary has an unsecured revolving credit agreement with a bank in China to provide a line of credit of up to approximately $5 million, of which approximately $1 million includes letters of credit. This agreement bears interest at a rate determined by the Chinese government. At May 3, 2009 and April 27, 2008, there were no borrowings outstanding under this agreement.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants.  At May 3, 2009 the company was in compliance with these financial covenants.

The principal payment requirements of long-term debt during the next five fiscal years are: 2010 – $4.7 million; 2011 – $168,000; 2012 – $2.4 million; 2013 – $2.4 million; 2015 – $2.3 million; and thereafter – $4.4 million.

Interest paid during 2009, 2008 and 2007 totaled $2.5 million, $3.2 million and $3.9 million, respectively.

13.	CAPITAL LEASE OBLIGATION

In May 2008, the company entered into a capital lease to finance a portion of the construction of certain equipment related to its mattress fabrics segment. The lease agreement contains a bargain purchase option and bears interest at 8.5%. The lease agreement requires principal payments totaling $1.4 million which commenced on July 1, 2008, and are being paid in quarterly installments through April 2010. This agreement is secured by equipment with a carrying value of $2.4 million. The remaining principal payments of $626,000 will be paid in quarterly installments in fiscal 2010.

The company has recorded $1.4 million in equipment under capital leases. This balance is reflected in property, plant, and equipment in the accompanying consolidated balance sheet as of May 3, 2009. Depreciation expense on the carrying value of $2.4 million associated with this capital lease obligation was $139,000 in fiscal 2009. The equipment under this capital lease obligation was placed into service in the company’s second quarter of fiscal 2009.

14.	COMMITMENTS AND CONTINGENCIES

The company leases certain office, manufacturing and warehouse facilities and equipment, primarily computers and vehicles, under noncancellable operating leases.  Lease terms related to real estate range from one to three years with renewal options for additional periods ranging up to seven years.  The leases generally require the company to pay real estate taxes, maintenance, insurance and other expenses.  Rental expense for operating leases was $2.3 million in fiscal 2009, $2.8 million in fiscal 2008, and $3.2 million in fiscal 2007.  Future minimum rental commitments for noncancellable operating leases are $1.6 million in fiscal 2010; $886,000 in fiscal 2011; $630,000 in fiscal 2012; $97,000 in fiscal 2013, and $53,000 in fiscal 2014. Management expects that in the normal course of business, these leases will be renewed or replaced by other operating leases, with the exception of lease commitments associated with closed plant facilities.

The company leased a manufacturing facility in Chattanooga, Tennessee from Joseph E. Proctor d/b/a Jepco Industrial Warehouses (the “Landlord’) for a term of 10 years. This lease expired on April 30, 2008. The company closed this facility approximately five years ago and has not occupied the facility except to provide supervision and security. The company continued to make its lease payments to the landlord as required by the lease. A $1.4 million lawsuit was filed by the Landlord on April 10, 2008, in the Circuit Court for Hamilton County Tennessee  to collect the remainder of the rent due under the lease for the months of March and April  of 2008, additional expenses to be paid by the company for March and April 2008, including utilities, insurance, property taxes, and other tenant-paid expenses that would result in the triple net rent due the Landlord, and for extensive repairs, refitting, renovation, and capital improvement items the Landlord alleges he is entitled to have the company pay for. The Landlord unilaterally took possession of the leased premises on or about March 10, 2008, even though the lease was in good standing and the company was entitled to complete possession. Consequently, the company paid lease payments through March 10, 2008 but the Landlord has not accepted the company’s position. The company will assert the repossessory action of the Landlord as a bar to his further action under the lease to collect any items from the company. A significant portion of the Landlord’s claim relates to the company’s alleged liability for physical damage to the premises, costs to refit the premises to its original condition, and to make physical improvements or alterations to the premises. The company disputes the claims alleged in this litigation and intends to defend itself vigorously.

A lawsuit was filed against the company and other defendants (Chromatex, Inc., Rossville Industries, Inc., Rossville Companies, Inc. and Rossville Investments, Inc.) on February 5, 2008 in United States District Court for the Middle District of Pennsylvania. The plaintiffs are Alan Shulman, Stanley Siegel, Ruth Cherenson as Personal Representative of Estate of Alan Cherenson, and Adrienne Rolla and M.F. Rolla as Executors of the Estate of Joseph Byrnes. The plaintiffs were partners in a general partnership that formerly owned a manufacturing plant in West Hazleton, Pennsylvania (the “Site”). Approximately two years after this general partnership sold the Site to defendants Chromatex, Inc. and Rossville Industries, Inc. the company leased and operated the Site as part of the company’s Rossville/Chromatex division. The lawsuit involves court judgments that have been entered against the plaintiffs and against defendant Chromatex, Inc. requiring them to pay costs incurred by the United States Environmental Protection Agency (“USEPA”) responding to environmental contamination at the Site, in amounts approximating  $8.6 million. Neither USEPA nor any other governmental authority has asserted any claim against the company on account of these matters. The plaintiffs seek contribution from the company and other defendants and a declaration that the company and the other defendants are responsible for environmental response costs under environmental laws and certain agreements. The company does not believe it has any liability for the matters described in this litigation and intends to defend itself vigorously. In addition, the company has an indemnification agreement with certain other defendants in the litigation pursuant to which the other defendants agreed to indemnify the company for any damages it incurs as a result of the environmental matters that are subject of this litigation. For these reasons, no reserve has been recorded.

The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

15.	STOCK-BASED COMPENSATION

Equity Incentive Plans

On September 20, 2007, the company’s shareholders approved a new equity incentive plan entitled the Culp, Inc. 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan expanded the types of equity based awards available for grant by the company’s Compensation Committee. The types of equity based awards available for grant include stock options, stock appreciation rights, restricted stock and restricted stock units, performance units, and other discretionary awards as determined by the Compensation Committee. An aggregate of 1,200,000 shares of common stock were authorized for issuance under the 2007 Plan. In conjunction with the approval of the 2007 Plan, the company’s 2002 Stock Option Plan was terminated (with the exception of currently outstanding options) and no additional options will be granted under the 2002 Stock Plan. At May 3, 2009 there were 888,000 shares available for future equity based grants under the company’s 2007 Plan.

Under the company’s prior stock option plans (terminated with the approval of the 2007 Plan) and the 2007 Plan, employees and directors were and may be granted options to purchase shares of common stock at the fair market value on the date of grant. Options granted to employees in fiscal 2009 and 2008 vest in 20% increments each year during a total five year vesting period. Options granted to employees in fiscal 2009 and 2008 expire in ten years. Options granted to employees in fiscal 2007 vest in 25% increments each year during a total four year vesting period. Options granted to employees in fiscal 2007 expire in five years. Options granted to outside directors under these plans vest immediately on the date of grant (October each fiscal year) and expire ten years after the date of grant. The company recorded compensation expense of $397,000, $618,000, and $525,000 within selling, general, and administrative expense for incentive stock options in fiscal 2009, 2008, and 2007, respectively.

The fair value of each option award was estimated on the date of grant using a Black-Scholes option-pricing model. The fair value of stock options granted to employees under the 2007 equity incentive plan during fiscal 2009 was $5.00 per share and $1.32 per share on the June 17, 2008 and January 7, 2009 grant dates, respectively. The fair value of stock options granted to employees under the 2002 stock option plan during fiscal 2008 and 2007 was $4.74 and $2.43 per share, respectively. The stock option grant dates for fiscal 2008 and 2007 were June 25, 2007 and June 14, 2006, respectively. The fair values of these stock option grants were determined using the following assumptions:

	2009	2008	2007
Risk-free interest rate	2.52% - 4.23%	4.92% - 5.09%	5.03%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	66.18%-68.71%	38.59% - 65.74%	67.03%
Expected term (in years)	8	2 – 8.0	2.6 - 5

Expected volatility was a range of 66.18% - 68.71% in fiscal 2009 compared with 38.59% - 65.74% in fiscal 2008. The expected term in fiscal 2009 was 8 years compared with 2 to 8 years in fiscal 2008. These changes reflect that stock options granted in fiscal 2009 were only granted to executive officers who exhibit long exercise patterns. Stock options granted in fiscal 2008 were granted to executive officers and other members of management. Employees who represent other members of management exhibit shorter exercise patterns than executive officers.

Expected volatility was a range of 38.59% - 65.74% in fiscal 2008 compared with 67.03% in fiscal 2007. The expected term was a range of 2 to 8 years in fiscal 2008 compared with 2.6 to 5 years in fiscal 2007. These changes reflect that stock options granted in fiscal 2008, which had an original vesting period of 2 years and expired 10 years from the date of grant compared with stock options granted in fiscal 2007, which had a vesting period of 4 years and expired 5 years from the date of grant. Due to the significant change in the original vesting and expiration periods, management reassessed the expected term of the options granted to employees in fiscal 2008 and reviewed the historical  experience of exercise patterns between executive officers who had stock option grants with an expiration period of 10 years and other members of management who had “in-the-money” stock option grants. As a result of this assessment, the expected term was determined to be a range of 2 to 3 years for other members of management and 8 years for executive employees in fiscal 2008. The expected volatility percentage for other members of management was 38.59% and was based on a total expected term of 3 years in fiscal 2008. The expected volatility percentage for executive officers was 65.74% and was based on a total expected term of 8 years in fiscal 2008. The expected volatility percentage of 67.03% in fiscal 2007 was the same for both other members of management and executive officers due to the relatively short expiration period of 5 years.

The fair value of stock options granted to outside directors at each grant date under the 2007 Plan during fiscal 2009 and 2008 and the 2002 stock option plan during fiscal 2007 were $4.14, $7.19, and $3.68 per share, respectively, using the following assumptions:

	2009	2008	2007
Risk-free interest rate	3.77%	4.56%	4.57%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	64.12%	66.28%	68.36%
Expected term (in years)	10.0	8.0	6.8

The assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions, actual historical experience, and groups of employees (executives and non-executives) that have similar exercise patterns that are considered separately for valuation purposes. The risk-free interest rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield was calculated based on the company’s annual dividend as of the option grant date. The expected volatility was derived using a term structure based on historical volatility and the volatility implied by exchange-traded options on the company’s common stock. The expected term of the options is based on the contractual term of the stock options, expected employee exercise and post-vesting employment termination trends.

The following table summarizes stock option activity for fiscal 2009, 2008, and 2007:

		2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
outstanding at beginning
of year	792,765	$6.19	926,000	$7.22	993,875	$7.11
granted	71,000	4.02	145,500	8.81	228,000	4.56
exercised	(4,500)	4.56	(78,736)	5.84	(115,750)	2.30
canceled/expired	(123,500)	6.99	(199,999)	13.04	(180,125)	6.38
outstanding at end of year	735,765	5.85	792,765	6.19	926,000	7.22

	Options Outstanding			Options Exercisable
	Number	Weighted-Avg.		Number
Range of	Outstanding	Remaining	Weighted-Avg.	Exercisable	Weighted-Avg.
Exercise Prices	at 5/03/09	Contractual Life	Exercise Price	at 5/03/09	Exercise Price
$1.88 - $ 1.88	40,000	9.7 years	$1.88	-	$-
$3.05 - $ 5.56	407,015	2.2	$4.56	259,768	$4.56
$7.08 - $ 7.44	113,250	2.7	$7.15	88,250	$7.17
$8.75 - $ 10.11	175,500	6.8	$8.93	72,300	$9.18
	735,765	3.8	$5.85	420,318	$5.90

At May 3, 2009, outstanding options to purchase 420,318 were exercisable, had a weighted average exercise price of $5.90 per share, an aggregate intrinsic value of $13,000, and a weighted average contractual term of 2.5 years. At May 3, 2009, the aggregate intrinsic value for options outstanding was $114,000 with a weighted average contractual term of 3.8 years.

The aggregate intrinsic value for options exercised was $9,000, $277,000, and $329,000 in fiscal 2009, 2008, and 2007, respectively.

The remaining unrecognized compensation costs related to unvested awards at May 3, 2009 was $651,000 which is expected to be recognized over a weighted average period of 2.8 years.

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

Effective December 31, 2007, an executive officer resigned from the company and agreed to a separation agreement. As part of the separation agreement, the exercise period for this individual’s vested stock options was extended from 90 days from the date of resignation (terms stated in the original option agreements) to September 28, 2009. The incremental compensation cost recognized from this modification approximated $54,000 in fiscal 2008.

Time Vested Restricted Stock Awards

On January 7, 2009, and under the company’s 2007 Plan, certain key management employees and a non-employee were granted 115,000 shares of time vested restricted common stock (all of which are outstanding as of May 3, 2009). This restricted stock award vests in equal one-third installments on May 1, 2012, 2013, and 2014. Compensation expense is recognized from the date of grant through the end of the vesting period on a straight-line basis. The fair value of these restricted stock awards for key management employees is measured at the date of grant (January 7, 2009) and was $1.88 per share. The fair value of this restricted stock award for the non-employee is measured at the end of each reporting period (May 3, 2009) and was $4.40 per share.

The company recorded compensation expense of $15,000 within selling, general, and administrative expense for restricted stock awards in fiscal 2009. There were not any restricted stock awards granted in fiscal 2008 and 2007, and, therefore, no compensation expense was recorded.

As of May 3, 2009, the remaining unrecognized compensation cost related to the unvested restricted stock awards was $226,000, which is expected to be recognized over a weighted average vesting period of 5.0 years.

Performance Based Restricted Stock Units

On January 7, 2009, and under the company’s 2007 Plan, certain key management employees and a non-employee were granted 120,000 shares of performance based restricted stock units (all of which are outstanding as of May 3, 2009). This award contingently vests in one third increments, if in any discreet period of two consecutive quarters from February 2, 2009 through April 30, 2012, certain performance goals are met. The fair value of these restricted stock awards for key management employees is measured at the date of grant (January 7, 2009) was $1.88 per share. The fair value of this restricted stock award for the non-employee is measured at the end of each reporting period (May 3, 2009) and was $4.40 per share.

The company recorded compensation expense of $13,000 within selling, general, and administrative expense for restricted stock awards in fiscal 2009. There were not any restricted stock awards granted in fiscal 2008 and 2007, and, therefore, no compensation expense was recorded. Compensation expense is recorded based on an assessment each reporting period of the probability of certain performance goals being met during the contingent vesting period. If performance goals are not probable of being met, no compensation cost will be recognized and any recognized compensation cost will be reversed.

As of May 3, 2009, the remaining unrecognized compensation cost related to the unvested restricted stock units was $121,000, which is expected to be recognized over a weighted average vesting period of 3.0 years.

Other Share-Based Arrangements

The company has a stock-based compensation agreement with a non-employee that requires the company to settle in cash and is indexed by shares of the company’s common stock as defined in the agreement. The cash settlement is based on a 30-day average closing price of the company’s common stock at the time of payment. At May 3, 2009, this agreement was indexed by approximately 68,260 shares of the company’s common stock. The fair value of this agreement is included in accrued expenses and was approximately $259,000 and $660,000 at May 3, 2009 and April 27, 2008, respectively. The company recorded a decrease in the reserve of $288,000 and $49,000 to reflect the change in fair value for fiscal 2009 and 2008, respectively.  Payments made under this arrangement were $113,000 and $161,000 in fiscal 2009 and 2008, respectively.

16.	DERIVATIVES

In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, the company’s Canadian Dollar Foreign Exchange Contract and its interest rate swap agreement are designated as cash flow hedges, with the fair value of these financial instruments recorded in other assets or accrued expenses and changes in fair value recorded in accumulated other comprehensive income (loss). In February 2009, the company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 requires disclosure of gains and losses on derivative instruments in a tabular format.

	(Amounts in Thousands)
	Fair Values of Derivative Instruments As of,

	May 3, 2009		April 27, 2008
Derivatives designated as hedging instruments under Statement 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Canadian dollar foreign exchange contract	Other assets	$20	N/A	-

Interest rate swap agreement	N/A	-	Accrued expenses	$75

Derivatives in Statement 133 Net Investment Hedging Relationships	Amt of Gain (Loss) (net of tax) Recognized in OCI on Derivative (Effective Portion) and recorded in Other assets and Accrued Expenses at Fair Value		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (net of tax) or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	May 3, 2009	April 27, 2008		May 3, 2009	April 27, 2008		May 3, 2009	April 27, 2008

Canadian Dollar Foreign Exchange Contract	$20	-	N/A	-	-	N/A	N/A	N/A

Interest Rate Swap Agreement	$48	$(44)	N/A	-	-	N/A	N/A	N/A

Canadian Dollar Foreign Exchange Rate

On January 21, 2009, the company entered into a Canadian dollar foreign exchange contract associated with its loan with the Government of Quebec. The agreement effectively converts the Canadian dollar principal payments at a fixed Canadian dollar foreign exchange rate compared with the United States dollar of 1.21812. This agreement expires November 1, 2013 and is secured by cash deposits totaling $200,000. These cash deposits of $200,000 are recorded in cash and cash equivalents in 2009 Consolidated Balance Sheet.

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

In connection with the sale of the company’s headquarters in the third quarter of fiscal 2009 (see note 4), the company’s interest rate swap agreement to hedge the interest rate exposure on the first real estate loan was transferred to an unsecured term loan associated with the ITG acquisition (see note 2). In the fourth quarter of fiscal 2009, the company paid off the unsecured term loan associated with the ITG acquisition and the related interest rate swap agreement.

17.	NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed using the weighted-average number of shares outstanding during the period.  Diluted net (loss) income per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock-based compensation calculated using the treasury stock method.  Weighted average shares used in the computation of basic and diluted net (loss) income per share are as follows:

(in thousands)	2009	2008	2007
weighted-average common
shares outstanding, basic	12,651	12,624	11,922
dilutive effect of stock-based compensation	-	141	-
weighted-average common
shares outstanding, diluted	12,651	12,765	11,922

Options to purchase 680,765, 46,500 and 467,459 shares of common stock were not included in the computation of diluted net (loss) income per share for fiscal 2009, 2008 and 2007, respectively, because the exercise price of the options was greater than the average market price of the common shares.  Options to purchase 3,784 and 3,665 shares were not included in the computation of diluted net loss per share for fiscal 2009 and 2007, respectively, because the company incurred a net loss for these fiscal years.

18.	BENEFIT PLANS

The company has a defined contribution plan which covers substantially all employees and provides for participant contributions on a pre-tax basis and matching contributions by the company. Company contributions to the plan were $436,000, $575,000 and $672,000 in fiscal 2009, 2008, and 2007, respectively.

In addition to the defined contribution plan, the company has a nonqualified deferred compensation plan covering officers and certain other associates. The plan provides for participant deferrals on a pre-tax basis and non-elective contributions made by the company.  Company contributions to the plan were $64,000 for fiscal 2009, $80,000 for fiscal 2008, and $72,000 for fiscal 2007, respectively.  The company’s nonqualified plan liability of $992,000 and $882,000 at May 3, 2009 and April 27, 2008, respectively, is included in accrued expenses in the Consolidated Balance Sheets.

19.	SEGMENT INFORMATION

The company’s operations are classified into two business segments:  mattress fabrics and upholstery fabrics.  The mattress fabrics segment manufactures and sells fabrics to bedding manufacturers.  The upholstery fabrics segment manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

Net sales denominated in U.S. dollars accounted for 86%, 88% and 86% of total consolidated net sales in 2009, 2008 and 2007, respectively. International sales accounted for 21%, 20% and 21% of net sales in 2009, 2008 and 2007, respectively, and are summarized by geographic area as follows:

(dollars in thousands)	2009	2008	2007
north america (excluding USA)	$14,440	18,880	17,310
far east and asia	27,509	28,465	32,683
all other areas	1,699	4,000	2,792
	$43,648	51,345	52,785

The company evaluates the operating performance of its segments based upon income (loss) from operations before restructuring and related charges, certain unallocated corporate expenses, and other non-recurring items. Cost of sales in both segments include costs to manufacture or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and all costs related to being a public company. Segment assets include assets used in operations of each segment and primarily consist of accounts receivable, inventories, and property, plant, and equipment. The mattress fabrics segment also includes in segment assets, assets held for sale, goodwill, and other non-current assets associated with the ITG and Bodet & Horst acquisitions (see Note 2). The upholstery fabrics segment also includes assets held for sale in segment assets.

Statements of operations for the company’s operating segments are as follows:

(dollars in thousands)	2009		2008		2007
net sales:
upholstery fabrics	$88,542		115,982		142,736
mattress fabrics	115,396		138,064		107,797
	$203,938		254,046		250,533

gross profit:
upholstery fabrics	$7,253		12,829		17,397
mattress fabrics	20,996		22,576		18,610
total segment gross profit	28,249		35,405		36,007
loss on impairment of equipment	-		(289	) (3)	-
restructuring related charges	(3,597	) (1)	(1,957	) (4)	(4,802	) (6)
	$24,652		33,159		31,205

(dollars in thousands)	2009		2008		2007
selling, general, and administrative expenses:
upholstery fabrics	$8,756		11,650		15,065
mattress fabrics	7,749		8,457		7,856
unallocated corporate	3,225		3,797		4,051
total segment selling, general, and administrative
expenses	19,730		23,904		26,972
restructuring related charges	21	(1)	69	(4)	58	(6)
	$19,751		23,973		27,030

(loss) income from operations:
upholstery fabrics	$(1,503)		1,180		2,332
mattress fabrics	13,247		14,118		10,754
total segment income from operations	11,744		15,298		13,086
unallocated corporate expenses	(3,225)		(3,797)		(4,051)
loss on impairment of equipment	-		(289	) (3)	-
restructuring and related charges	(13,089	) (2)	(2,912	) (5)	(8,394	) (7)
total (loss) income from operations	(4,570)		8,300		641
interest expense	(2,359)		(2,975)		(3,781)
interest income	89		254		207
other expense	(43)		(736)		(68)
(loss) income before income taxes	$(6,883)		4,843		(3,001)

1)
The $3.6 million restructuring related charge represents $3.5 million for inventory markdowns and $119 for other operating costs associated with closed plant facilities. The $21 restructuring related charge represents other operating costs associated with closed plant facilities. These charges relate to the upholstery fabrics segment.

2)
The $13.1 million represents $8.0 million for write-downs of equipment and buildings, $3.5 million for inventory markdowns, $786 for employee termination benefits, $728 for lease termination and other exit costs, and $140 for other operating costs associated with closed plant facilities. Of this total charge, $3.6 million was recorded in cost of sales, $21 was recorded in selling, general, and administrative expenses, and $9.5 million was recorded in restructuring expense in the 2009 Consolidated Statement of Operations. These charges relate to the upholstery fabrics segment.

3)	The $289 represents impairment losses on older and existing equipment that is being replaced by newer and more efficient equipment. This impairment loss pertains to the mattress fabrics segment.

4)
The $1.9 million restructuring related charge represents $1.0 million for inventory markdowns and $954 for other operating costs associated with closed plant facilities. The $69 restructuring related charge represents other operating costs associated with closed plant facilities. These charges relate to the upholstery fabrics segment.

5)
The $2.9 million represents $1.0 million for inventory markdowns, $1.0 million for other operating costs associated with closed plant facilities, $533 for lease termination and other exit costs, $503 for write-downs of buildings and equipment, $189 for asset movement costs, $23 for employee termination benefits, and a credit of $362 for sales proceeds received on equipment with no carrying value. Of this total charge $1.9 million was recorded in cost of sales, $69 was recorded in selling, general, and administrative expenses, and $886 was recorded in restructuring expense in the 2008 Consolidated Statement of Operations. These charges relate to the upholstery fabrics segment.

6)
The $4.8 million represents restructuring related charges of $2.4 million for inventory markdowns, $1.2 million for accelerated depreciation, and $1.2 million for other operating costs associated with closed plant facilities. The $58 represents other operating costs associated with closed plant facilities. These charges relate to the upholstery fabrics segment.

7)
The $8.4 million represents restructuring related charges of $2.4 million of inventory markdowns, $1.5 million for write-downs of buildings and equipment, $1.4 million for asset movement costs, $1.2 million for accelerated depreciation, $1.2 million for other operating costs associated with closed plant facilities, $909 for employee termination benefits, $706 for lease termination and other exit costs, and a credit of $930 for sales proceeds received on equipment with no carrying value. Of this total charge $4.8 million was recorded in cost of sales, $58 was recorded in selling, general, and administrative expenses, $3.5 million was recorded in restructuring expense in the 2007 Consolidated Statement of Operations. These charges relate to the upholstery fabrics segment.

One customer within the upholstery fabrics segment represented 12%, 11% and 11% of consolidated net sales in fiscal 2009, 2008 and 2007, respectively.  Two customers within the mattress fabrics segment represented 24% of consolidated net sales in fiscal 2009. One customer within the mattress fabrics segment represented 11% of consolidated net sales in fiscal 2008. No customers within the mattress fabrics segment represented 10% or more of consolidated net sales in fiscal 2007. One customer within the upholstery fabrics segment represented 26% of net accounts receivable at May 3, 2009. No customers within the mattress fabrics accounted for 10% or more of net accounts receivable as of May 3, 2009.  One customer within the upholstery fabrics segment represented 10% of net accounts receivable at April 27, 2008. One customer within the mattress fabrics segment represented 11% of net accounts receivable at April 27, 2008. No customers accounted for 10% or more of net accounts receivable at April 29, 2007.

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	2009		2008		2007
segment assets
mattress fabrics
current assets (8)	$21,823		27,572		32,990
assets held for sale	20		35		-
non-compete agreements, net	1,164		789		1,076
goodwill	11,593		4,114		4,114
property, plant, and equipment	23,674	(9)	21,687	(10)	22,849	(10)
total mattress fabrics assets	$58,274		54,197		61,029
upholstery fabrics
current assets (11)	$20,271		34,895		37,457
assets held for sale	1,189		792		2,499
property, plant, and equipment	-	(12)	11,214	(13)	14,880	(13)
total upholstery fabrics assets	$21,460		46,901		54,836
total segment assets	79,734		101,098		115,865
non-segment assets
cash and cash equivalents	11,797		4,914		10,169
assets held for sale	-		4,783		-
income taxes receivable	210		438		-
deferred income taxes	54		33,810		31,059
other current assets	1,264		1,328		1,297
property, plant, and equipment	579	(14)	38	(14)	44	(14)
other assets	1,656		1,620		1,512
total assets	$95,294		148,029		159,946
capital expenditures (15):
mattress fabrics	$2,747		4,425		2,963
upholstery fabrics	400		2,458		1,264
unallocated corporate	13		45		-
	$3,160		6,928		4,227
depreciation expense
mattress fabrics	$3,542		3,443		3,679
upholstery fabrics	1,080		2,105		2,923
total segment depreciation expense	4,622		5,548		6,602
accelerated depreciation – upholstery fabrics	2,090		-		1,247
	$6,712		5,548		7,849

8)
Current assets represent accounts receivable and inventory. At April 29, 2007 current assets also included a credit of future purchases of inventory associated with the ITG acquisition (Note 2). This credit of future purchases of inventory was fully utilized by April 27, 2008.

9)
The $23.7 million at May 3, 2009, represents property plant, and equipment located in the U.S. of $16.4 million and located in Canada of $7.3 million. The increase in this segment’s property, plant, and equipment balance at May 3, 2009 compared with April 27, 2008 is primarily due to the acquisition of the knitted mattress fabrics operation of Bodet & Horst (note 2) and equipment purchased under a capital lease (note 13). The $23.7 million does not include corporate allocations of property, plant, and equipment associated with corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate departments shared by both the mattress and upholstery fabric segments are included in the corporate property, plant, and equipment balance of $579,000.

10)
The $21.7 million at April 27, 2008, represents property, plant, and equipment located in the U.S. of $13.1 million, located in Canada of $8.4 million, and corporate allocations of $168,000. The $22.8 million at April 29, 2007, represents property, plant, and equipment located in the U.S. of $10.9 million, located in Canada of $10.0 million, and various corporate allocations of $1.9 million. The corporate allocations of $168,000 at April 27, 2008 and $1.9 million at April 29, 2007 represent property, plant, and equipment associated with corporate departments shared by both the mattress and upholstery fabric segments. The decrease in the corporate allocation at April 27, 2008 compared with April 29, 2007 relates to the corporate headquarters building being classified into assets held for sale in fiscal 2008 (note 4).

11)	Current assets represent accounts receivable and inventory.

12)
The upholstery fabrics segment does not have a property, plant, and equipment balance as of May 3, 2009 due to impairment charges incurred in fiscal 2009 (note 3) and classification of property, plant, and equipment to assets held for sale (note 4).

13)
The $11.2 million at April 27, 2008 represents property, plant, and equipment located in China of $9.0 million, located in the U.S. of $1.7 million, and corporate allocations of $501,000. The $14.9 million at April 29, 2007 represents property, plant, and equipment located in China of $7.7 million, located in the U.S. of $3.4 million, and various corporate allocations of $3.8 million. The decrease in the corporate allocation at April 27, 2008 compared with April 29, 2007 relates to the corporate headquarters building being classified into assets held for sale in fiscal 2008 (note 4).

14)
The $579,000 balance at May 3, 2009, represents property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate departments shared by both the mattress and upholstery fabrics segments were not allocated due to explanation at 12) above. The $38,000 at April 27, 2008 and $44,000 at April 29, 2007, represent property, plant, and equipment associated with unallocated corporate departments.

15)	Capital expenditure amounts are stated on an accrual basis. See Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

20.	RELATED PARTY TRANSACTIONS

Rents paid to entities owned by certain shareholders and officers of the company and their immediate families totaled $102,000 in fiscal 2009 (see Note 3) and $46,500 in fiscal 2007. No rents were paid to entities owned by certain shareholders and officers of the company and their immediate families in fiscal 2008.

21.	STATUTORY RESERVES

The company’s subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of May 3, 2009, the company’s statutory surplus reserve was $1.7 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The company’s subsidiaries located in China can transfer funds to the parent company with the exception of the statutory surplus reserve of $1.7 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

22.	COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is the total of net (loss) income and other changes in equity, except those resulting from investments by shareholders and distributions to shareholders not reflected in net (loss) income.

A summary of comprehensive income (loss) follows:

(dollars in thousands)	2009	2008	2007
net (loss) income	$(38,842)	5,385	(1,316)

gain (loss) on cash flow hedges, net of taxes	68	(44)	(22)
	$(38,774)	5,341	(1,338)

23.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB Statement of Financial Accounting Standards No. 141(R)

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007) “Business Combinations.” SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008. This statement is effective for the company in fiscal 2010 and is not expected to have a material effect on our consolidated financial statements unless we enter into a business acquisition subsequent to adoption.

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

 FASB Staff Position No. 142-3

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). The guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations”, and other guidance under U.S. generally accepted accounting principles (GAAP). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. This statement is effective for the company in fiscal 2010 and is not expected to have a material effect on our consolidated financial statements unless we enter into a business acquisition subsequent to adoption.

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

This statement will be effective beginning with our first quarter of fiscal 2010 and will require us to include unvested shares of our share-based payment awards containing non-forfeited rights to dividends into our calculation of earnings per share.    This statement is not expected to have a material effect on our consolidated financial statements unless we enter share-based payment awards that contain non-forfeited rights to dividends.

FASB Staff Position FAS 140-4 and FIN 46(R)-8:

In December 2008, the FASB issued FASB Staff Position ("FSP") FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until the pending amendments to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, are finalized and approved by the FASB. The FSP amends Statement 140 to require public entities to provide additional disclosures about transferors' continuing involvements with transferred financial assets. It also amends Interpretation 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.

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

FASB Staff Position FAS 157-4

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 requires the disclosure of the inputs and valuation technique used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP 157-4 also requires that the entity define major categories for equity securities and debt securities to be major security types. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.

We are required to adopt FSP 157-4 in our first quarter of fiscal 2010. We do not currently believe that adopting this FSP will have a material impact on our consolidated financial statements.

FASB Staff Position FAS 115-2 and FAS 124-2: Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FASB Staff Position No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP 115-2 and FSP 124-2”). This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 and 124-2 requires the entity to assess whether the impairment is other-than-temporary if the fair value of a debt security is less than its amortized cost basis at the balance sheet date. This statement also provides guidance to assessing whether or not the impairment is other-than-temporary and guidance on determining the amount of the other-than-temporary impairment should be recognized in earnings or other comprehensive income. FSP 115-2 and 124-2 also requires an entity to disclose information that enables users to understand the types of securities held, including those investments in an unrealized loss position for which the other-than-temporary impairment has or has not been recognized. FSP 115-2 and 124-2 are effective for interim and annual reporting periods ending after June 15, 2009.

We are required to adopt FSP 115-2 and 124-2 in our first quarter of fiscal 2010. We do not currently believe that adopting these FSPs will have a material impact on our consolidated financial statements.

FASB Statement of Financial Accounting Standards No. 165

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual fiscal periods ending after June 15, 2009.

We are required to adopt SFAS No. 165 in our first quarter of fiscal 2010. We do not currently believe that adopting this SFAS No.165 will have a material impact on our consolidated financial statements.

SELECTED QUARTERLY DATA (UNAUDITED)

	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal
	2009	2009	2009	2009	2008	2008	2008	2008
(amounts in thousands, except per share amounts)	4th quarter	3rd quarter	2nd quarter	1st quarter	4th quarter	3rd quarter	2nd quarter	1st quarter
INCOME (LOSS) STATEMENT DATA
net sales	$47,762	44,592	52,263	59,321	63,998	60,482	64,336	65,230
cost of sales	39,408	38,843	49,115	51,919	55,093	53,706	55,914	56,174
gross profit	8,354	5,749	3,148	7,402	8,905	6,776	8,422	9,056
selling, general and administrative expenses	5,252	4,676	4,439	5,384	6,698	5,117	5,838	6,321
restructuring expense (credit) and asset impairments	33	402	8,634	402	127	412	(84)	432
income (loss) from operations	3,069	671	(9,925)	1,616	2,080	1,247	2,668	2,303
interest expense	620	646	663	431	595	753	809	818
interest income	(14)	(20)	(21)	(34)	(57)	(77)	(63)	(58)
other (income) expense	251	28	(250)	14	112	(72)	463	232
income (loss) before income taxes	2,212	17	(10,317)	1,205	1,430	643	1,459	1,311
income taxes	517	467	30,551	424	(647)	(260)	(95)	460
net income (loss)	$1,695	(450)	(40,868)	781	2,077	903	1,554	851
depreciation	$957	1,033	3,465	1,258	1,283	1,371	1,445	1,447
weighted average shares outstanding	12,653	12,653	12,650	12,648	12,642	12,635	12,635	12,583
weighted average shares outstanding,
assuming dilution	12,694	12,653	12,650	12,736	12,729	12,738	12,809	12,723
PER SHARE DATA
net income (loss) per share - basic	$0.13	(0.04)	(3.23)	0.06	0.16	0.07	0.12	0.07
net income (loss) per share - diluted	0.13	(0.04)	(3.23)	0.06	0.16	0.07	0.12	0.07
book value	3.76	3.61	3.68	6.90	6.83	6.66	6.58	6.44
BALANCE SHEET DATA
operating working capital (3)	$23,503	27,011	33,896	35,482	38,368	42,257	43,279	48,067
property, plant and equipment, net	24,253	24,763	26,802	33,950	32,939	32,218	37,887	36,901
total assets	95,294	97,856	110,927	142,790	148,029	153,326	158,914	154,076
capital expenditures	463	53	372	2,272	2,887	931	2,264	846
long-term debt and lines of credit (1)	16,368	28,113	32,186	21,358	21,423	33,378	38,970	38,584
shareholders' equity	48,031	46,124	46,507	87,244	86,359	84,118	83,125	81,345
capital employed (2)	52,602	58,428	70,171	102,250	102,868	101,996	105,265	110,912
RATIOS & OTHER DATA
gross profit margin	17.5%	12.9%	6.0%	12.5%	13.9%	11.2%	13.1%	13.9%
operating income (loss) margin	6.4	1.5	(19.0)	2.7	3.3	2.1	4.1	3.5
net income (loss) margin	3.5	(1.0)	(78.2)	1.3	3.2	1.5	2.4	1.3
effective income tax rate	23.4	N.M.	(296.1)	35.2	(45.2)	(40.4)	(6.5)	35.1
long-term debt-to-total capital employed ratio (1)	31.1	48.1	45.9	20.9	20.8	32.7	37.0	34.8
operating working capital turnover (3)	6.4	6.2	6.1	6.0	5.8	5.7	5.4	5.2
days sales in receivables	34	27	33	31	38	32	32	31
inventory turnover	6.4	6.0	5.1	5.9	6.0	5.6	5.4	5.4
STOCK DATA
stock price
high	$4.85	3.57	7.57	7.91	8.30	10.02	12.19	12.30
low	1.85	1.30	2.84	6.10	6.47	6.12	8.47	8.17
close	4.40	1.88	2.88	6.15	7.53	7.47	9.52	11.30
daily average trading volume (shares)	12.5	27.5	20.4	16.8	30.0	33.2	38.7	51.2

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
(3) Operating working capital for this calculation is accounts receivable, inventories offset by accounts payable

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the three years ended May 3, 2009, there were no disagreements on any matters of accounting principles or practices or financial statement disclosures.

ITEM 9A(T)  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 3, 2009. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported as and when required. Further we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective at May 3, 2009.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the years ended May 3, 2009 and April 27, 2008. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report. During the quarter ended May 3, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The company has agreed to indemnify and hold KPMG LLP (KPMG) harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action proceeding that arises as a result of KPMG’s consent to the inclusion (or incorporation by reference) of its audit report on the company’s past financial statements included (or incorporated by reference) in this registration statement.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information with respect to executive officers and directors of the company is included in the company’s definitive Proxy Statement to be filed within 120 days after the end of the company’s fiscal year pursuant to Regulation 14A of the Securities and Exchange Commission, under the captions “Nominees, Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance - Code of Business Conduct and Ethics,” “Board Committees and Attendance - Audit Committee” which information is herein incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to executive compensation is included in the company’s definitive Proxy Statement to be filed within 120 days after the end of the company’s fiscal year pursuant to Regulation 14A of the Securities and Exchange Commission, under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” which information is herein incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
MATTERS

Information with respect to the security ownership of certain beneficial owners and management is included in the company’s definitive Proxy Statement to be filed within 120 days after the end of the company’s fiscal year pursuant to Regulation 14A of the Securities and Exchange Commission, under the captions “Equity Compensation Plan Information” and “Voting Securities,” which information is herein incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions is included in the company’s definitive Proxy Statement to be filed within 120 days after the end of the company’s fiscal year pursuant to Regulation 14A of the Securities and Exchange Commission, under the captions “Corporate Governance - Director Independence” and “Certain Relationships and Related Transactions” which information is herein incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to accountants fees and services is included in the company’s definitive Proxy Statement to be filed within 120 days after the end of the company’s fiscal year pursuant to Regulation 14A of the Securities and Exchange Commission, under the caption “Fees Paid to Independent Registered Public Accounting Firm,” which information is herein incorporated by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)         DOCUMENTS FILED AS PART OF THIS REPORT:

1.         Consolidated Financial Statements

The following consolidated financial statements of Culp, Inc. and its subsidiaries are filed as part of this report.

Page of Annual
Report on
Item	Form 10-K

Reports of Independent Registered Public Accounting Firms	62

Consolidated Balance Sheets – May 3, 2009 and
April 27, 2008	64

Consolidated Statements of Operations -
for the years ended May 3, 2009,
April 27, 2008 and April 29, 2007	65

Consolidated Statements of Shareholders’ Equity -
for the years ended May 3, 2009,
April 27, 2008 and April 29, 2007	66

Consolidated Statements of Cash Flows -
for the years ended May 3, 2009,
April 27, 2008 and April 29, 2007	67

Notes to Consolidated Financial Statements	68

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

3(ii)	Restated and Amended Bylaws of the company, as amended November 12, 2007, were filed as Exhibit 3.1 to the company’s Form 8-K dated November 12, 2007, and are incorporated herein by reference.

10.1	1993 Stock Option Plan was filed as Exhibit 10(o) to the company’s Form 10-K for the year ended May 2, 1993, filed on July 29, 1993, and is incorporated herein by reference. (*)

10.2
Amendments to 1993 Stock Option Plan dated September 26, 2000.  These amendments were filed as Exhibit 10(rr) to the company’s Form 10-Q for the quarter ended October 29, 2000, and are incorporated herein by reference.  (*)

10.3
Form of Note Purchase Agreement (providing for the issuance by Culp, Inc. of its $20 million 6.76% Series A Senior Notes due 3/15/08 and its $55 million 6.76% Series B Senior Notes due 3/15/10), each dated March 4, 1998, between Culp, Inc. and each of the following:

1.	Connecticut General Life Insurance Company;
2.	The Mutual Life Insurance Company of New York;
3.	United of Omaha Life Insurance Company;
4.	Mutual of Omaha Insurance Company;
5.	The Prudential Insurance Company of America;
6.	Allstate Life Insurance Company;
7.	Life Insurance Company of North America; and
8.	CIGNA Property and Casualty Insurance Company
This agreement was filed as Exhibit 10(ll) to the company’s Form 10-K for the year ended May 3, 1998, filed on July 31, 1998, and is incorporated herein by reference.

10.4
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
This amendment was filed as Exhibit 10(a) to the company’s Form 10-Q for the quarter ended January 27, 2002, and is incorporated herein by reference.

10.5
Rights Agreement, dated as of October 8, 1999, between Culp, Inc. and EquiServe Trust Company, N.A., as Rights Agent, including the form of Articles of Amendment with respect to the Series A Participating Preferred Stock included as Exhibit A to the Rights Agreement, the forms of Rights Certificate included as Exhibit B to the Rights Agreement, and the form of Summary of Rights included as Exhibit C to the Rights Agreement.  The Rights Agreement was filed as Exhibit 99.1 to the company’s Form 8-K dated October 12, 1999, and is incorporated herein by reference.

10.6	2002 Stock Option Plan was filed as Exhibit 10(a) to the company’s Form 10-Q for the quarter ended January 26, 2003, filed on March 12, 2003, and is incorporated herein by reference. (*)

10.7
Amended and Restated Credit Agreement dated as of August 23, 2002 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 10(a) to the company’s Form10-Q for the quarter ended July 28, 2002, filed September 11, 2002, and is incorporated herein by reference.

10.8
First Amendment to Amended and Restated Credit Agreement dated as of March 17, 2003 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as exhibit 10(p) to the company’s Form 10-K for the year ended April 27, 2003, filed on July 25, 2003, and is incorporated here by reference.

10.9
Second Amendment to Amended and Restated Credit Agreement dated as of June 3, 2003 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as exhibit 10(q) to the company’s Form 10-K for the year ended April 27, 2003, filed on July 25, 2003, and is incorporated here by reference.

10.10
Third Amendment to Amended and Restated Credit Agreement dated as of August 23, 2004 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank., was filed as Exhibit 10 to the Current Report on Form 8-K dated August 26, 2004, and is incorporated herein by reference.

10.11
Fourth Amendment to Amended and Restated Credit Agreement dated as of December 7, 2004 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 10(b) to the company’s Form 10-Q for the quarter ended October 31, 2004, filed on December 9, 2004, and is incorporated here by reference.

10.12
Fifth Amendment to Amended and Restated Credit Agreement dated as of February 18, 2005 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank., was filed as Exhibit 99(c) to Current Report on Form 8-K dated February 18, 2005, and is incorporated herein by reference.

10.13
Sixth Amendment to Amended and Restated Credit Agreement dated as of August 30, 2005 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank., was filed as Exhibit 99(c) to Current Report on Form 8-K dated August 30, 2005, and is incorporated herein by reference.

10.14
Seventh Amendment to Amended and Restated Credit Agreement dated as of December 7, 2005 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank., was filed as Exhibit 10(c) to the company’s Form 10-Q for the quarter ended October 30, 2005, filed December 9, 2005, and is incorporated herein by reference.

10.15
Eighth Amendment to Amended and Restated Credit Agreement dated as of January 29, 2006 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank., was filed as Exhibit 10(a) to the company’s Form 10-Q for the quarter ended January 29, 2006, filed March 10, 2006, and is incorporated herein by reference.

10.16
Ninth Amendment to Amended and Restated Credit Agreement dated as of July 20, 2006 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 10.1 to the company’s Form 8-K filed July 25, 2006, and is incorporated herein by reference.

10.17
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
This amendment was filed as Exhibit 99(c) to the company’s Form 8-K filed December 7, 2006, and is incorporated herein by reference.

10.18
Tenth Amendment to Amended and Restated Credit Agreement dated as of January 22, 2007 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 10.3 to the company’s Form 8-K filed January 26, 2007, and is incorporated herein by reference.

10.19	Written description of compensation arrangement for non-employee directors.

10.20
Form of stock option agreement for options granted to executive officers on June 25, 2007 pursuant to 2002 Stock Option Plan. This agreement was filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter ended July 29, 2007, and is incorporated herein by reference. (*)

10.21	2007 Equity Incentive Plan was filed as Annex A to the company’s 2007 Proxy Statement, filed on August 14, 2007, and is incorporated herein by reference. (*)

10.22
Separation Agreement and Waiver of Claims between the company and Kenneth M. Ludwig dated December 11, 2007, filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter ended October 28, 2007, and incorporated herein by reference. (*)

10.23
Form of stock option agreement for options granted to non-employee directors pursuant to the 2007 Equity Incentive Plan. This agreement was filed as Exhibit 10.2 to the company’s Form 10-Q for the quarter ended October 28, 2007, and incorporated herein by reference. (*)

10.24
Form of change in control and noncompetition agreement. This agreement was filed as Exhibit 10.3 to the company’s Form 10-Q for the quarter ended October 28, 2007, and incorporated herein by reference. (*)

10.25
Twelfth Amendment to Amended and Restated Credit Agreement dated as of December 27, 2007 among Culp, Inc. and Wachovia Bank, National Association as Agent and as Bank, filed as Exhibit 10.1 to the company’s Form 8-K dated December 27, 2007, and incorporated herein by reference.

10.26
Form of stock option agreement for options granted to executive officers on June 17, 2008 pursuant to the 2007 Equity Incentive Plan, filed as Exhibit 10.1 to the company’s Form 10-Q dated September 10, 2008, and incorporated herein by reference. (*)

10.27	Written Summary of Culp Home Fashions Division Management Incentive Plan, filed as Exhibit 10.2 to the company’s Form 10-Q dated September 10, 2008, and incorporated herein by reference. (*)

10.28	Written Summary of Culp Inc. Corporate Management Incentive Plan, filed as Exhibit 10.3 to the company’s Form 10-Q dated September 10, 2008, and incorporated herein by reference. (*)

10.29
Note Purchase Agreement among Culp, Inc., Mutual of Omaha Insurance Company and United Omaha Insurance Company dated August 11, 2008, filed as Exhibit 10.2 to the company’s Form 8-K dated August 11, 2008, and incorporated herein by reference.

10.30
Consent and Fifth Amendment to Note Purchase Agreement dated August 11, 2008, by and among Culp, Inc., Life Insurance Company of North America, Connecticut General Life Insurance Company, Beachside & Co., MONY Life Insurance Company, United of Omaha Life Insurance Company, Mutual of Omaha Life Insurance Company, and Prudential Retirement Insurance and Annuity Company, filed as Exhibit 10.3 to the company’s Form 8-K dated August 11, 2008, and incorporated herein by reference.

10.31
Thirteenth Amendment to Amended and Restated Credit Agreement dated as of November 3, 2008 among Culp, Inc. and Wachovia Bank, National Association as Agent and as Bank, filed as Exhibit 10.1 to the company’s Form 8-K dated November 6, 2008, and incorporated herein by reference.

10.32
Restricted Stock Agreement between the company and Franklin N. Saxon on January 7, 2009 pursuant to the 2007 Equity Incentive Plan, filed as Exhibit 10.6 to the company’s Form 10-Q dated March 13, 2009, and incorporated herein by reference. (*)

10.33
Restricted Stock Agreement between the company and Robert G. Culp, IV on January 7, 2009 pursuant to the 2007 Equity Incentive Plan, filed as Exhibit 10.7 to the company’s Form 10-Q dated March 13, 2009, and incorporated herein by reference. (*)

10.34
Restricted Stock Agreement between the company and Kenneth R. Bowling on January 7, 2009 pursuant to the 2007 Equity Incentive Plan, filed as Exhibit 10.8 to the company’s Form 10-Q dated March 13, 2009, and incorporated herein by reference. (*)

10.35
Form of restricted stock unit agreement for restricted stock units granted pursuant to the 2007 Equity Incentive Plan, filed as Exhibit 10.10 to the company’s Form 10-Q dated March 13, 2009, and incorporated herein by reference. (*)

10.36	Culp, Inc. Deferred Compensation Plan for Selected Key Employees

10.37	Fourteenth Amendment to Amended and Restated Credit Agreement dated as of July 15, 2009 among Culp, Inc. and Wachovia Bank, National Association as Agent and as Bank.

21	List of subsidiaries of the company

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

24(a)	Power of Attorney of Patrick B. Flavin, dated July 16, 2009

24(b)	Power of Attorney of Kenneth R. Larson, dated July 16, 2009

24(c)	Power of Attorney of Kenneth W. McAllister, dated July16, 2009

31(a)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

b)         Exhibits:

The exhibits to this Form 10-K are filed at the end of this Form 10-K immediately preceded by an index.  A list of the exhibits begins on page 107 under the subheading “Exhibit Index.”

c)         Financial Statement Schedules:

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of July 2009.

CULP, INC.
By /s/	Franklin N. Saxon
Franklin N. Saxon
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16h day of July 2009.

/s/	Robert G. Culp, III	/s/	Kenneth R. Larson *
	Robert G. Culp, III		Kenneth R. Larson
	(Chairman of the Board of Directors)		(Director)

/s/	Franklin N. Saxon	/s/	Kenneth R. Bowling
	Franklin N. Saxon		Kenneth R. Bowling
	Chief Executive Officer		Chief Financial Officer
	(principal executive officer)		(principal financial officer)
(Director)

/s/	Patrick B. Flavin*	/s/	Thomas B. Gallagher, Jr.
	Patrick B. Flavin		Thomas B. Gallagher, Jr.
	(Director)		Corporate Controller
(principal accounting officer)
/s/	Kenneth W. McAllister*
Kenneth W. McAllister
(Director)

*	By Kenneth R. Bowling, Attorney-in-Fact, pursuant to Powers of Attorney filed with the Securities and Exchange Commission.

EXHIBIT INDEX

Exhibit Number                                           Exhibit

10.19	Compensation Agreement with non-employee directors

10.36	Culp, Inc. Deferred Compensation Plan for Selected Key Employees

10.37	Fourteenth Amendment to Amended and Restated Credit Agreement dated as of July 15, 2009 among Culp, Inc. and Wachovia Bank, National Association as Agent and as Bank.

21	List of subsidiaries of the company

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

24(a)	Power of Attorney of Patrick B. Flavin, dated July 16, 2009

24(b)	Power of Attorney of Kenneth R. Larson, dated July 16, 2009

24(c)	Power of Attorney of Kenneth W. McAllister, dated July 16, 2009

31(a)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.