Form 10-Q
period 2009-08-02
CULP INC
filed 2009-09-11
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.       ☒ YES     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period after the registrant was required to submit and post such files).   ☐ YES     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one);

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       ☐ YES     NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding at August 2, 2009:  12,847,527
Par Value: $0.05 per share

INDEX TO FORM 10-Q
For the period ended August 2, 2009

Item 1:  Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE THREE MONTHS ENDED AUGUST 2, 2009 AND AUGUST 3, 2008
UNAUDITED
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED

	Amounts			Percent of Sales
	August 2,	August 3,	% Over	August 2,	August 3,
	2009	2008	(Under)	2009	2008

Net sales	$45,478	59,321	(23.3)%	100.0%	100.0%
Cost of sales	37,891	51,919	(27.0)%	83.3%	87.5%
Gross profit	7,587	7,402	2.5%	16.7%	12.5%

Selling, general and
administrative expenses	4,895	5,384	(9.1)%	10.8%	9.1%
Restructuring (credit) expense	(158)	402	N.M.	(0.3)%	0.7%
Income from operations	2,850	1,616	76.4%	6.3%	2.7%

Interest expense	357	431	(17.2)%	0.8%	0.7%
Interest income	(12)	(34)	(64.7)%	(0.0)%	(0.1)%
Other expense	514	14	N.M.	1.1%	0.0%
Income before income taxes	1,991	1,205	65.2%	4.4%	2.0%

Income taxes *	115	424	(72.9)%	5.8%	35.2%
Net income	$1,876	781	140.2%	4.1%	1.3%

Net income per share, basic	$0.15	0.06	150.0%
Net income per share, diluted	0.15	0.06	150.0%
Average shares outstanding, basic	12,653	12,648	0.0%
Average shares outstanding, diluted	12,751	12,736	0.1%

*  Percent of sales column is calculated as a % of income before income taxes.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
AUGUST 2, 2009, AUGUST 3, 2008 AND MAY 3, 2009
UNAUDITED
(Amounts in Thousands)

	Amounts		Increase
	August 2,	August 3,	(Decrease)		* May 3,
	2009	2008	Dollars	Percent	2009

Current assets:
Cash and cash equivalents	$15,481	6,352	9,129	143.7%	11,797
Accounts receivable	13,837	20,164	(6,327)	(31.4)%	18,116
Inventories	21,717	34,862	(13,145)	(37.7)%	23,978
Deferred income taxes	52	4,472	(4,420)	(98.8)%	54
Assets held for sale	1,037	5,610	(4,573)	(81.5)%	1,209
Income taxes receivable	396	160	236	147.5%	210
Other current assets	1,531	1,627	(96)	(5.9)%	1,264
Total current assets	54,051	73,247	(19,196)	(26.2)%	56,628

Property, plant and equipment, net	24,013	33,950	(9,937)	(29.3)%	24,253
Goodwill	11,462	4,114	7,348	178.6%	11,593
Deferred income taxes	-	29,144	(29,144)	(100.0)%	-
Other assets	2,885	2,335	550	23.6%	2,820

Total assets	$92,411	142,790	(50,379)	(35.3)%	95,294

Current liabilities:
Current maturities of long-term debt	$4,817	7,378	(2,561)	(34.7)%	4,764
Current portion of obligation under a capital lease	452	692	(240)	(34.7)%	626
Accounts payable-trade	13,592	17,249	(3,657)	(21.2)%	17,030
Accounts payable - capital expenditures	725	1,020	(295)	(28.9)%	923
Accrued expenses	5,215	5,534	(319)	(5.8)%	6,504
Accrued restructuring costs	584	1,495	(911)	(60.9)%	853
Income taxes payable - current	72	33	39	118.2%	83
Total current liabilities	25,457	33,401	(7,944)	(23.8)%	30,783

Accounts payable - capital expenditures	550	1,275	(725)	(56.9)%	638
Income taxes payable - long-term	3,538	5,069	(1,531)	(30.2)%	3,264
Deferred income taxes	1,072	1,363	(291)	(21.3)%	974
Obligation under capital lease	-	458	(458)	(100.0)%	-
Long-term debt, less current maturities	11,618	13,980	(2,362)	(16.9)%	11,604

Total liabilities	42,235	55,546	(13,311)	(24.0)%	47,263

Commitments and Contingencies (Note 23)

Shareholders' equity	50,176	87,244	(37,068)	(42.5)%	48,031

Total liabilities and
shareholders' equity	$92,411	142,790	(50,379)	(35.3)%	95,294

Shares outstanding	12,848	12,648	200	1.6%	12,768

*  Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 2, 2009 AND AUGUST 3, 2008
UNAUDITED
(Amounts in Thousands)

	THREE MONTHS ENDED

	Amounts
	August 2,	August 3,
	2009	2008

Cash flows from operating activities:
Net income	$1,876	781
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	933	1,258
Amortization of other assets	157	79
Stock-based compensation	208	98
Deferred income taxes	100	90
Restructuring expenses, net of gain on sale of related assets	(112)	-
Changes in assets and liabilities:
Accounts receivable	4,279	6,909
Inventories	2,261	532
Other current assets	(267)	(299)
Other assets	(15)	(5)
Accounts payable - trade	(3,371)	(3,854)
Accrued expenses	(1,289)	(2,757)
Accrued restructuring	(269)	63
Income taxes	77	428
Net cash provided by operating activities	4,568	3,323

Cash flows from investing activities:
Capital expenditures	(892)	(986)
Proceeds from the sale of equipment	284	-
Net cash used in investing activities	(608)	(986)

Cash flows from financing activities:
Payments on vendor-financed capital expenditures	(87)	(599)
Payments on long-term debt	-	(65)
Debt issuance costs	(15)	-
Payments on capital lease obligation	(174)	(235)
Net cash used in financing activities	(276)	(899)

Increase in cash and cash equivalents	3,684	1,438

Cash and cash equivalents at beginning of period	11,797	4,914

Cash and cash equivalents at end of period	$15,481	6,352

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed	Accumulated	Other	Total
	Common Stock		in Excess	Earnings	Comprehensive	Shareholders’
	Shares	Amount	of Par Value	(Deficit)	Income (Loss)	Equity
Balance, April 27, 2008	12,648,027	$632	47,288	38,487	(48)	$86,359
Net loss	-	-	-	(38,842)	-	(38,842)
Stock-based compensation	-	-	425	-	-	425
Gain on cash flow hedges, net of taxes	-	-	-	-	68	68
Restricted stock granted	115,000	5	(5)	-	-	-
Common stock issued in connection
with stock option plans	4,500	1	20	-	-	21
Balance, May 3, 2009	12,767,527	638	47,728	(355)	20	48,031
Net income	-	-	-	1,876	-	1,876
Stock-based compensation	-	-	208	-	-	208
Gain on cash flow hedge, net of taxes	-	-	-	-	61	61
Restricted stock granted	80,000	4	(4)	-	-	-
Balance, August 2, 2009	12,847,527	$642	47,932	1,521	81	$50,176

See accompanying notes to consolidated financial statements.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiaries (the “company”) include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position.  All of these adjustments are of a normal recurring nature except as disclosed in notes 16 and 21 to the consolidated financial statements.  Results of operations for interim periods may not be indicative of future results.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 16, 2009 for the fiscal year ended May 3, 2009.

The company’s three months ended August 2, 2009 and August 3, 2008 represent 13 and 14 week periods, respectively.

2.  Significant Accounting Policies

As of August 2, 2009, there were no changes in the nature of the company’s significant accounting policies or the application of those policies from those reported in the company’s annual report on Form 10-K for the year then ended May 3, 2009.

Recently Adopted Accounting Pronouncements

FASB Statement of Financial Accounting Standards No. 157

Effective April 28, 2008, the company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for financial assets and liabilities. To allow time to consider the effects of the implementation issues that have arisen, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2 (“FSP 157-2”) on February 12, 2008 to provide a one-year deferral of the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a non-recurring basis (that is, at least annually). As a result of FSP 157-2, the company adopted SFAS No. 157 for nonfinancial assets and liabilities that are valued at fair value on a non-recurring basis on May 4, 2009. The deferral provision of FSP 157-2 for nonfinancial assets and liabilities primarily apply to nonfinancial assets and liabilities initially measured at fair value in business combinations and nonfinancial assets and liabilities measured at fair value in conjunction with goodwill, other intangible assets and long-lived asset impairment testing. The impact of the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities did not have a material impact on the company’s consolidated results of operations, cash flows, or financial position.

FASB Statement of Financial Accounting Standards No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). This standard requires that ownership interests held by parties other than the consolidating parent company be presented separately within equity in the statement of financial position; the amount of consolidated net income be clearly identified and presented on the statements of operations; all transactions resulting in a change in ownership interest whereby the parent retains control be accounted for as equity transactions; and when a controlling interest is not retained by the parent, any retained equity investment be valued at fair market value with a gain or loss being recognized on the transaction. The company adopted SFAS No. 160 on May 4, 2009, and such adoption did not have a material effect on the company’s financial condition or results of operations.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

FASB Staff Position No. 142-3

In April 2008, the FASB issued FSP No. 142-3,”Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”) which amended the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value under SFAS No. 141, “Business Combinations.” The adoption of FSP 142-3 requires disclosures about the intent and/or ability to renew or extend the term of recognized intangible assets and the treatment of related costs incurred to renew or extend such terms. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The company adopted FSP 142-3 on May 4, 2009, and such adoption did not have a material effect on the company’s financial condition or results of operations.

FASB Statement of Financial Accounting Standards No. 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method of accounting be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires the acquisition related costs be recognized separately from the acquisition. SFAS No. 141(R) amends the goodwill impairment test requirements in SFAS No. 142. For a goodwill impairment test as of a date after the effective date of SFAS No. 141(R), the value of the reporting unit and the amount of implied goodwill, calculated in the second step test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under SFAS No. 141(R). This change could effect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of SFAS No. 141(R). This accounting is required beginning when SFAS No. 141(R) became effective on May 4, 2009 for the company, and applies to goodwill related acquisitions accounted for originally under SFAS No. 141 as well as those accounted for under SFAS No. 141(R). The adoption of SFAS No. 141(R) did not have a material effect on the company’s financial condition or results of operations. The company had $11.5 million in goodwill at August 2, 2009 related to previous business combinations. The company cannot determine what effect, if any, SFAS 141(R) will have on the results of its impairment testing subsequent to August 2, 2009.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

FASB Staff Position EITF 03-6-1

In June 2008, the FASB issued FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-06-1). FSP EITF 03-06-1 requires that unvested share-based payment awards containing non-forfeited rights to dividends be included in the computation of earnings per common share. The company adopted FSP EITF 03-06-1 on May 4, 2009, and such adoption did not have a material effect on the company’s financial condition or results of operations.

FASB Staff Position FAS 157-4

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 requires the disclosure of the inputs and valuation technique used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP 157-4 also requires that the entity define major categories for equity securities and debt securities to be major security types. The company adopted FSP 157-4 on May 4, 2009, and such adoption did not have a material effect on the company’s financial condition or results of operations.

FASB Staff Position FAS 115-2 and FAS 124-2: Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FASB Staff Position No. 115-2 and FSP No. 124-2,”Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”). These FSPs amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. These FSPs do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 and 124-2 requires the entity to assess whether the impairment is other-than-temporary and guidance on determining the amount of the other-than-temporary impairment should be recognized in earnings or other comprehensive income. FSP 115-2 and 124-2 also requires an entity to disclose information that enables users to understand the types of securities held, including those investments in an unrealized loss position for which the other-than-temporary impairment has not been recognized. The company adopted FSP 115-2 and 124-2 on May 4, 2009, and such adoption did not have a material effect on the company’s financial condition or results of operations.

FASB Staff Positions 107-1 and APB 28-1: Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, amends SFAS No. 107,”Disclosures about Fair Value of Financial Instruments”, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim periods. The company adopted FSP 107-1 and APB 28-1 on May 4, 2009, and such adoption did not have a material effect on the company’s financial condition or results of operations.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

FASB Statement of Financial Accounting Standards No. 165

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The company adopted SFAS No. 165 as of June 30, 2009.

The company evaluated its August 2, 2009 consolidated financial statements for subsequent events through September 11, 2009, the date the financial statements were issued. Other than the prepayments of our vendor financed arrangements regarding capital expenditures disclosed in Note 9, the company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

FASB Staff Position 141(R)-1

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141(R). The FSP applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5,  “Accounting for Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in Statement 141(R). The FSP applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this FSP is effective May 4, 2009 and did not have an impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

FASB Staff Position 132(R)-1

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 will require more detailed disclosures regarding defined benefit pension plan assets, including the levels within the fair value hierarchy and other related disclosures under SFAS No. 157, and significant concentration of risk within plan assets. FSP FAS 132(R)-1 becomes effective for our fiscal year ending May 2, 2010 and currently is not expected to impact our consolidated financial statements or disclosures.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

FASB Statement of Financial Accounting Standards No. 166

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (“SFAS No. 166”). SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS No. 166 in fiscal 2011. Because the Company historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on its consolidated results of operations or financial condition.

FASB Statement of Financial Accounting Standards No. 167

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which revised the consolidation guidance for variable-interest entities. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS No. 167 in fiscal 2011. Currently, the company does not have any variable-interest entities and, therefore, this standard is not expected to have a material impact on its consolidated results of operations or financial condition.

FASB Statement of Financial Accounting Standards No. 168

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification   (“the Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on the Company’s results of operations, financial condition or stockholders’ equity.

3.  Asset Acquisition – Mattress Fabric Segment

Pursuant to an Asset Purchase Agreement among the company, Bodet & Horst USA, LP and Bodet & Horst GMBH & Co. KG (collectively “Bodet & Horst”) dated August 11, 2008, we purchased certain assets and assumed certain liabilities of the knitted mattress fabric operation of Bodet & Horst, including its manufacturing operation in High Point, North Carolina. The purchase has allowed us to have a vertically integrated manufacturing operation in all major product categories of the mattress fabrics industry.  The purchase involved the equipment, inventory, and intellectual property associated with the High Point manufacturing operation, which has served as our primary source of knitted mattress fabric for six years. The purchase price was cash in the amount of $11.4 million, which included an adjustment of $477,000 for changes in working capital as defined in the Asset Purchase Agreement, and the assumption of certain liabilities.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the first quarter of fiscal 2010, we finalized our valuation of the fair values for the assets acquired and liabilities assumed regarding this purchase. As a result of this final valuation, we recorded an adjustment to increase the fair value of the non-compete agreement and reduce the fair value of the goodwill by $131,000. The following table presents the final allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed based on their fair values.

(dollars in thousands)	Fair Value
Inventories	$1,439
Other current assets	17
Property, plant, and equipment	3,000
Non-compete agreement (Note 7)	887
Goodwill	7,348
Accounts payable	(1,291)
$11,400

The following unaudited pro forma consolidated results of operations for the three month period ended August 3, 2008, has been prepared as if the acquisition of Bodet & Horst had occurred at April 28, 2008.

Three months ended
(dollars in thousands)	August 3, 2008
Net Sales	$59,321

Income from operations	2,560

Net income	1,235

Net income per share, basic	0.10

Net income per share, diluted	0.10

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.  Stock-Based Compensation

Incentive Stock Option Awards

The company did not grant any incentive stock option awards during the first quarter of fiscal 2010. No incentive stock options were exercised during the first quarter of fiscal 2010.

The company recorded $97,000 and $98,000 of compensation expense on prior incentive stock option grants within selling, general, and administrative expense for the three-month periods ended August 2, 2009 and August 3, 2008, respectively. The remaining unrecognized compensation cost related to incentive stock option awards at August 2, 2009 was $554,000 which is expected to be recognized over a weighted average period of 2.7 years.

Time Vested Restricted Stock Awards

On July 1, 2009, and under the company’s 2007 Equity Incentive Plan, two executive officers were granted 80,000 shares of time vested restricted common stock. This restricted stock award vests in equal one-third installments on July 1, 2012, 2013, and 2014. Compensation expense on this award is recognized from the date of grant through the end of the vesting period on a straight-line basis. The fair value (the closing price of the company’s common stock) of this restricted stock award is measured at the date of grant (July 1, 2009) and was $5.08 per share.

The company recorded compensation expense of $21,000 within selling, general, and administrative expense for restricted stock awards for the three-month period ending August 2, 2009. There were not any restricted stock awards granted prior to or during the first quarter of fiscal 2009 and, therefore, no compensation expense was recorded in the first quarter of fiscal 2009.

As of August 2, 2009, there were 195,000 shares of time vested restricted stock outstanding. Of the 195,000 shares outstanding, 115,000 shares (granted on January 7, 2009) vest in equal one-third installments on May 1, 2012, 2013, and 2014, respectively. The remaining 80,000 shares (granted on July 1, 2009) vest in equal one-third installments on July 1, 2012, 2013, and 2014, respectively.

As of August 2, 2009, the remaining unrecognized compensation cost related to the unvested restricted stock awards was $634,000, which is expected to be recognized over a weighted average vesting period of 3.9 years.

Performance Based Restricted Stock Units

On January 7, 2009, and under the company’s 2007 Equity Incentive Plan, certain key management employees and a non-employee were granted 120,000 shares of performance based restricted stock units. This award contingently vests in one third increments, if in any discreet period of two consecutive quarters from February 2, 2009 through April 30, 2012, certain performance goals are met. The fair value of these restricted stock awards for key management employees is measured at the date of grant (January 7, 2009) was $1.88 per share. The fair value of this restricted stock award for the non-employee is measured at the end of each reporting period (August 2, 2009) and was $6.59 per share.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The company recorded compensation expense of $90,000 within selling, general, and administrative expense for performance based restricted stock units for the three-month period ended August 2, 2009. There were not any performance based restricted stock units granted prior to or during the first quarter of fiscal 2009, and, therefore, no compensation expense was recorded. Compensation cost is recorded based on an assessment each reporting period of the probability if certain performance goals will be met during the contingent vesting period. If performance goals are not probable of occurrence, no compensation cost will be recognized and any previously recognized compensation cost would be reversed.

As of August 2, 2009, 15,000 shares of performance based restricted stock units were vested as certain performance criteria were met. These shares are expected to be legally issued in the company’s common stock in the second quarter of fiscal 2010. As of August 2, 2009, 105,000 unvested shares of performance based restricted stock units were outstanding.

As of August 2, 2009, the remaining unrecognized compensation cost related to unvested restricted stock units were $94,000 which is expected to be recognized over a weighted average vesting period of 1.6 years.

5.  Accounts Receivable

A summary of accounts receivable follows:

(dollars in thousands)	August 2, 2009	May 3, 2009
Customers	$15,486	$20,093
Allowance for doubtful accounts	(1,102)	(1,535)
Reserve for returns and allowances and discounts	(547)	(442)
	$13,837	$18,116

A summary of the activity in the allowance for doubtful accounts follows:

	Three months ended
(dollars in thousands)	August 2, 2009	August 3, 2008
Beginning balance	$(1,535)	$(1,350)
Provision for bad debts	(46)	(94)
Net write-offs	479	63
Ending balance	$(1,102)	$(1,381)

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

	Three months ended
(dollars in thousands)	August 2, 2009	August 3, 2008
Beginning balance	$(442)	$(407)
Provision for returns and allowances
and discounts	(599)	(632)
Discounts taken	494	540
Ending balance	$(547)	$(499)

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.  Inventories

Inventories are carried at the lower of cost or market.  Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	August 2, 2009	May 3, 2009
Raw materials	$5,067	$5,987
Work-in-process	998	1,254
Finished goods	15,652	16,737
	$21,717	$23,978

7.  Other Assets

A summary of other assets follows:

(dollars in thousands)	August 2, 2009	May 3, 2009
Cash surrender value – life insurance	$1,299	$1,294
Non-compete agreements, net	1,169	1,164
Other	417	362
	$2,885	$2,820

The company recorded non-compete agreements in connection with the company’s asset purchase agreements with ITG and Bodet & Horst at their fair values based on valuation techniques. These non-compete agreements pertain to the company’s mattress fabrics segment. The non-compete agreement associated with ITG is amortized on a straight line basis over the four year life of the agreement. The non-compete agreement associated with Bodet & Horst is amortized on a straight line basis over the six year life of the agreement and requires quarterly payments of $12,500 over the life of the agreement. As of August 2, 2009, the total remaining non-compete payments were $250,000.

At August 2, 2009 and May 3, 2009, the gross carrying amount of these non-compete agreements were $2.1 million and $1.9 million, respectively. At August 2, 2009 and May 3, 2009, accumulated amortization for these non-compete agreements were $916,000 and $777,000, respectively. Amortization expense for these non-compete agreements was $138,000 for the three-months ended August 2, 2009. Amortization expense for the ITG non-compete agreement were $72,000 for the three-months ending August 3, 2008. No amortization expense was recorded for the Bodet & Horst non-compete agreement for the three-months ending August 3, 2008, as the asset purchase agreement was effective August 11, 2008. The remaining amortization expense (which includes the total remaining Bodet & Horst non-compete payments of $250,000) for the next five fiscal years follows: FY 2010 - $363,000; FY 2011 - $413,000; FY 2012 - $198,000; FY 2013 - $198,000; FY 2014 - $198,000; and thereafter $49,000. The weighted average amortization period for these non-compete agreements is 4.8 years as of August 2, 2009.

The company’s cash surrender value – life insurance balances at August 2, 2009 and May 3, 2009, are payable upon death of the respective beneficiary.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.  Goodwill

During the first quarter of fiscal 2010, the company finalized its valuation of the fair values for the assets acquired and liabilities assumed regarding the Bodet & Horst asset acquisition. As a result of this final valuation, the company recorded an adjustment to increase the fair value of the non-compete agreement and reduce the fair value of the goodwill by $131,000. At August 2, 2009 and May 3, 2009, the carrying amount of the company’s goodwill was $11.5 million and $11.6 million, respectively. The goodwill balance relates to the mattress fabrics segment.

9.  Accounts Payable – Capital Expenditures

The company has two vendor financed arrangements regarding capital expenditures that bear interest with fixed interest rates ranging from 6% to 7.14%. At August 2, 2009 and May 3, 2009, the company had total amounts due regarding capital expenditures totaling $1.3 million and $1.6 million, respectively. The payment requirements of these arrangements during the next two years are: Year 1 - $725,000; and Year 2 - $550,000.

During August 2009, the company prepaid and paid in full $521,000 on a vendor financed arrangement.

10.  Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	August 2, 2009	May 3, 2009
Compensation, commissions and related benefits	$3,113	$4,770
Interest	576	243
Accrued rebates	129	166
Other	1,397	1,325
	$5,215	$6,504

11.  Long-Term Debt and Lines of Credit

A summary of long-term debt and lines of credit follows:

(dollars in thousands)	August 2, 2009	May 3, 2009
Unsecured senior term notes – Bodet & Horst	$11,000	$11,000
Unsecured term notes – existing	4,694	4,694
Canadian government loan	741	674
	16,435	16,368
Current maturities of long-term debt	(4,817)	(4,764)
Long-term debt, current maturities of long-term debt	$11,618	$11,604

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unsecured Term Notes- Bodet & Horst

In connection with the Bodet & Horst acquisition, we entered into an agreement that provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning three years from the date of the agreement (August 11, 2008). The principal payments are payable over an average term of 6.0 years through August 11, 2015. This agreement contains customary financial and other covenants as defined in the agreement.

Unsecured Term Notes- Existing

Our existing unsecured term notes have a fixed interest rate of 8.80% (payable semi-annually in March and September and subject to prepayment provisions each fiscal quarter as defined in the agreement). The remaining principal payment of $4.7 million is to be paid in March 2010.

Government of Quebec Loan

We have an agreement with the Government of Quebec for a term loan that is non-interest bearing and is payable in 48 equal monthly installments (denominated in Canadian dollars) commencing December 1, 2009. The proceeds were used to partially finance capital expenditures at our Rayonese facility located in Quebec, Canada.

Revolving Credit Agreement – United States

We have an unsecured credit agreement that provides for a revolving loan commitment of $6.5 million, including letters of credit up to $5.5 million. This agreement bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 3.29% at August 2, 2009) based on the company’s debt/EBITDA ratio, as defined in the agreement. As of August 2, 2009, there were $775,000 in outstanding letters of credit (all of which related to workers compensation) and no borrowings outstanding under the agreement.

On July 15, 2009, the company entered into a fourteenth amendment to this revolving credit agreement. This amendment extended the expiration date to August 15, 2010.

Revolving Credit Agreement – China

Our China subsidiary has an unsecured revolving credit agreement with a bank in China to provide a line of credit available up to approximately $5.0 million, of which approximately $1.0 million includes letters of credit. This agreement bears interest at a rate determined by the Chinese government. There were no borrowings or letters of credit outstanding under the agreement as of August 2, 2009.

Overall

Our loan agreements require that the company maintain compliance with certain financial covenants. At August 2, 2009, the company was in compliance with these financial covenants.

As of August 2, 2009, the principal payment requirements of long-term debt during the next five years are: Year 1 – $4.8 million; Year 2 - $186,000; Year 3 - $2.4 million; Year 4 - $2.4 million; Year 5 - $2.3 million; and thereafter - $4.4 million.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.  Capital Lease Obligation

In May 2008, the company entered into a capital lease to finance the construction of certain equipment related to its mattress fabrics segment. The lease agreement contains a bargain purchase option and bears interest at 8.5%. The lease agreement requires principal payments totaling $1.4 million that commenced on July 1, 2008, and to be paid in quarterly installments through April 2010. This agreement is secured by equipment with a carrying value of $2.4 million. The remaining principal payments of $452,000 will be paid in quarterly installments in fiscal 2010.

At August 2, 2009, the company has recorded $1.4 million for equipment under capital leases. This balance is reflected in property, plant, and equipment in the accompanying consolidated balance sheet as of August 2, 2009. Depreciation expense on the carrying value of $2.4 million associated with this capital lease obligation was $52,000 for the three-months ending August 2, 2009. No depreciation expense was recorded for the three-month period ending August 3, 2008, as the equipment was placed into service during the company’s second quarter of fiscal 2009.

13.  Fair Value of Financial Instruments

SFAS No. 157 establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the company’s assumptions (unobservable inputs). Determining where an asset or liability falls within that hierarchy depends on the lowest level input that is significant to the fair measurement as a whole. An adjustment to the pricing method used within either level 1 or level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The hierarchy consists of three broad levels as follows:

Level 1 – Quoted market prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than level 1 inputs that are either directly or indirectly observable, and

Level 3 – Unobservable inputs developed using the company’s estimates and assumptions, which reflect those that market participants would use.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

Fair value measurements at August 2, 2009 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Canadian Dollar Fx Contract	Not applicable	81	Not applicable	81
Liabilities:
None	Not applicable	Not applicable	Not applicable	Not applicable

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

Most derivative contracts are not listed on an exchange and require the use of valuation models. Consistent with SFAS No. 157, the company attempts to maximize the use of observable market inputs in its models. When observable inputs are not available, the company defaults to unobservable inputs. Derivatives valued based on models with significant unobservable inputs and that are not actively traded, or trade activity is one way, are classified within level 3 of the fair value hierarchy.

The carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments.

The fair value of the company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities.  At August 2, 2009, the carrying value of the company’s long-term debt was $16.4 million and the fair value was $15.5 million. At May 3, 2009, the carrying value of the company’s long-term debt was $16.4 million and the fair value was $15.4 million.

14.  Derivatives

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	(Amounts in Thousands)
	Fair Values of Derivative Instruments As of,
	August 2, 2009		May 3, 2009

Derivatives designated as hedging instruments under Statement 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Canadian dollar foreign exchange contract	Other assets	$81	Other assets	$20

Derivatives in Statement 133 Net Investment Hedging Relationships	Amt of Gain (Loss) (net of tax) Recognized in OCI on Derivative (Effective Portion) and recorded in Other assets and Accrued Expenses at Fair Value		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (net of tax) or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	August 2, 2009	August 3, 2008		August 2, 2009	August 3, 2008		August 2, 2009	August 3, 2008

Canadian Dollar Foreign Exchange Contract	$61	-	N/A	-	-	N/A	N/A	N/A
Interest Rate Swap Agreement	-	$6	N/A	-	-	N/A	N/A	N/A

Canadian Dollar Foreign Exchange Rate

On January 21, 2009, the company entered into a Canadian dollar foreign exchange contract to mitigate the risk of foreign exchange rate fluctuations associated with its loan with the Government of Quebec. The agreement effectively converts the Canadian dollar principal payments at a fixed Canadian dollar foreign exchange rate compared with the United States dollar of 1.21812. This agreement expires November 1, 2013 and is secured by cash deposits totaling $200,000. These cash deposits of $200,000 are recorded in cash and cash equivalents in Consolidated Balance Sheet as of August 2, 2009 and May 3, 2009, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

In connection with the sale of the company’s headquarters in the third quarter of fiscal 2009, the company’s interest rate swap agreement to hedge the interest rate exposure on the first real estate loan was transferred to an unsecured term loan associated with the ITG acquisition. During the fourth quarter of fiscal 2009, the company paid off the unsecured term loan associated with the ITG acquisition and the related interest rate swap agreement.

15.  Cash Flow Information

Payments for interest and income taxes follows:

	Three months ended
(dollars in thousands)	August 2, 2009	August 3, 2008
Interest	$24	$159
Net income tax payments (refund)	171	(53)

The company issued time vested restricted stock grants totaling $406,000 for the three-months ended August 2, 2009.

16.  Restructuring and Restructuring Related Charges

The following summarizes the fiscal 2010 activity in the restructuring accrual (dollars in thousands):

			Employee		Lease
			Termination	Lease	Termination
		Employee	Benefit	Termination	and Other
		Termination	Payments	and Other	Exit Cost
	Balance,	Benefit	Net of Cobra	Exit Cost	Receipts	Balance
(dollars in thousands)	May 3, 2009	Adjustments	Premiums	Adjustments	(Payments)	August 2, 2009
September 2008 Upholstery fabrics	$43	$-	$-	(101)	$58	$-
December 2006 Upholstery fabrics (1)	494	32	(173)	10	(14)	349
September 2005 Upholstery fabrics	81	-	-	-	(81)	-
Fiscal 2003 Culp Decorative fabrics (2)	235	-	-	13	(13)	235
Totals	$853	$32	$(173)	$(78)	$(50)	$584

(1)
The restructuring accrual at August 2, 2009, represents employee termination benefits and lease termination and other exit costs of $248 and $101, respectively. The restructuring accrual at May 3, 2009, represents employee termination benefits and lease termination and other exit costs of $389 and $105, respectively.

(2)	The restructuring accrual at August 2, 2009 and May 3, 2009 represents and lease termination and other exit costs of $235.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following summarizes restructuring and related charges incurred for the three-month period ending August 2, 2009 (dollars in thousands):

(dollars in thousands)	Operating Costs on Closed Facilities	Lease Termination and Other Exit Costs	Write-Downs of Buildings and Equipment	Inventory Markdowns	Asset Movement Costs	Employee Termination Benefits	Sales Proceeds from Equipment With No Carrying Value	Total

September 2008 Upholstery fabrics (3)	$-	$(101)	$-	$-	$-	$-	$-	$(101)
December 2006 Upholstery fabrics (4)	21	10	-	(50)	-	32	(112)	(99)
Fiscal 2003 Upholstery fabrics (5)	-	13	-	-	-	-	-	13
Totals	$21	$(78)	$-	$(50)	$-	$32	$(112)	$(187)

(3)	This $101 credit was recorded in restructuring credit in the 2010 Consolidated Statement of Net Income.
(4)	Of this $99 credit, a credit of $29 was recorded in cost of sales and a credit of $70 was recorded in restructuring credit in the 2010 Consolidated Statement of Net Income.
(5)	This $13 charge was recorded in restructuring credit in the 2010 Consolidated Statement of Net Income.

The following summarizes restructuring and related charges incurred for the three-month period ending August 3, 2008 (dollars in thousands):

(dollars in thousands)	Operating Costs on Closed Facilities	Lease Termination and Other Exit Costs	Write-Downs of Buildings and Equipment	Inventory Markdowns	Asset Movement Costs	Employee Termination Benefits	Sales Proceeds from Equipment With No Carrying Value	Total

December 2006 Upholstery fabrics (6)	$14	$(12)	$-	$-	$-	$436	$-	$438
August 2005 Upholstery fabrics (7)	-	-	-	-	-	5	-	5
Fiscal 2005 Upholstery fabrics (8)	-	-	-	-	-	(27)	-	(27)
Totals	$14	$(12)	$-	$-	$-	$414	$-	$416

(6)
Of this total charge, $12 was recorded in cost of sales, $2 was recorded in selling, general and administrative expense, and $424 was recorded in restructuring expense in the 2009 Consolidated Statement of Net Income.

(7)	This $5 charge was recorded in restructuring expense in the 2009 Consolidated Statement of Net Income.
(8)	This $27 credit was recorded in restructuring expense in the 2009 Consolidated Statement of Net Income.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

17.  Assets Held For Sale

A summary of assets held for sale follows:

(dollars in thousands)	August 2, 2009	May 3, 2009
U.S. upholstery fabrics	$1,017	$1,189
Mattress fabrics	20	20
	$1,037	$1,209

The carrying value of these assets held for sale are presented separately in the August 2, 2009 and May 3, 2009 consolidated balance sheets and are no longer being depreciated.

U.S. Upholstery Fabrics

During the first quarter of fiscal 2010, the company received proceeds totaling $172,000 for the sale of equipment related to the U.S. upholstery fabric operations.

18.  Net Income Per Share

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

	Three months ended
(amounts in thousands)	August 2, 2009	August 3, 2008
Weighted average common shares outstanding, basic	12,653	12,648
Dilutive effect of stock-based compensation	98	88
Weighted average common shares outstanding, diluted	12,751	12,736

Options to purchase 215,375 and 247,875 shares of common stock were not included in the computation of diluted net income per share for the three months ended August 2, 2009 and August 3, 2008, respectively, because the exercise price of the options was greater than the average market price of the common shares.

The computation of basic net income per share did not include 195,000 shares of time vested restricted common stock and 105,000 shares of performance based restricted stock units as these shares were unvested as of August 2, 2009. The company did not have any outstanding shares of time vested restricted common stock or performance based restricted stock units as of August 3, 2008 and, therefore, did not have an effect on the computation of basic net income per share.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

19.  Comprehensive Income

Comprehensive income is the total income and other changes in shareholders’ equity, except those resulting from investments by shareholders and distributions to shareholders not reflected in net income.
A summary of comprehensive income follows:

	Three months ended
(dollars in thousands)	August 2, 2009	August 3, 2008
Net income	$1,876	$781
Gain on cash flow hedge, net of income taxes	61	6
Comprehensive income	$1,937	$787

20.  Segment Information

The company’s operations are classified into two business segments: mattress fabrics and upholstery fabrics.  The mattress fabrics segment manufactures and sells fabrics to bedding manufacturers.  The upholstery fabrics segment manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

The company evaluates the operating performance of its segments based upon income (loss) from operations before restructuring and related charges or credits, certain unallocated corporate expenses, and other non-recurring items. Cost of sales in both segments include costs to manufacture or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges.  Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and all costs related to being a public company.  Segment assets include assets used in the operations of each segment and primarily consist of accounts receivable, inventories, and property, plant and equipment.  The mattress fabrics segment also includes in segment assets, assets held for sale, goodwill and other non-current assets associated with the ITG and Bodet & Horst acquisitions.  The upholstery fabrics segment also includes assets held for sale in segment assets.

Financial information for the company’s operating segments as follows:

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three months ended
(dollars in thousands)	August 2, 2009		August 3, 2008
Net sales:
Mattress Fabrics	$26,275		$35,561
Upholstery Fabrics	19,203		23,760
	$45,478		$59,321

Gross profit:
Mattress Fabrics	$4,761		$6,344
Upholstery Fabrics	2,797		1,070
Total segment gross profit	7,558		7,414
Restructuring related (credit) charge	29	(1)	(12	) (3)
	$7,587		$7,402

Selling, general, and administrative expenses:
Mattress Fabrics	$1,809		$2,128
Upholstery Fabrics	2,033		2,484
Total segment selling, general, and administrative expenses	3,842		4,612
Unallocated corporate expenses	1,053		770
Restructuring related charges	-	(1)	2	(3)
	$4,895		$5,384

Income (loss) from operations:
Mattress Fabrics	$2,952		$4,216
Upholstery Fabrics	764		(1,414)
Total segment income from operations	3,716		2,802
Unallocated corporate expenses	(1,053)		(770)
Restructuring and related (credit) charge	187	(2)	(416	) (4)
Total income from operations	2,850		1,616
Interest expense	357		431
Interest income	(12)		(34)
Other expense	514		14
Income before income taxes	$1,991		$1,205

(1)
The $29 restructuring related credit represents a credit of $50 for inventory markdowns and a charge of $21 for other operating costs associated with a closed plant facility. This restructuring related credit relates to the Upholstery Fabrics segment

(2)
The $187 restructuring and related credit represents a credit of $112 for sales proceeds received on equipment with no carrying value, a credit of $78 for lease termination and other exit costs, a credit of $50 for inventory markdowns, a charge of $32 for employee termination benefits, and a charge of $21 for other operating costs associated with a closed plant facility. Of this total credit, a credit of $29 was recorded in cost of sales and a credit of $158 was recorded in restructuring credit, respectively. This restructuring and related credit relates to the Upholstery Fabrics segment.

(3)
The $12 restructuring related charge represents other operating costs associated with a closed plant facility. The $2 restructuring related charge represents other operating costs associated with a closed plant facility. These restructuring related charges relate to the Upholstery Fabrics segment.

(4)
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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	August 2, 2009	May 3, 2009
Segment assets:
Mattress Fabrics
Current assets (5)	$21,406	$21,823
Assets held for sale	20	20
Non-compete agreements, net	1,169	1,164
Goodwill	11,462	11,593
Property, plant and equipment (6)	23,448	23,674
Total mattress fabrics assets	57,505	58,274
Upholstery Fabrics
Current assets (5)	14,148	20,271
Assets held for sale	1,017	1,189
Property, plant and equipment (7)	-	-
Total upholstery fabrics assets	15,165	21,460
Total segment assets	72,670	79,734
Non-segment assets:
Cash and cash equivalents	15,481	11,797
Income taxes receivable	396	210
Deferred income taxes	52	54
Other current assets	1,531	1,264
Property, plant and equipment (8)	565	579
Other assets	1,716	1,656
Total assets	$92,411	$95,294

	Three months ended
(dollars in thousands)	August 2, 2009	August 3, 2008
Capital expenditures (9):
Mattress Fabrics	$680	$1,967
Upholstery Fabrics	-	305
Unallocated Corporate	20	-
Total capital expenditures	$700	$2,272
Depreciation expense:
Mattress Fabrics	$900	$758
Upholstery Fabrics (10)	33	500
Total segment depreciation expense	$933	$1,258

(5)	Current assets represent accounts receivable and inventory for the respective segment.

(6)
The $23.4 million at August 2, 2009, represents property, plant, and equipment located in the U.S. of $16.2 million and located in Canada of $7.2 million. The $23.7 million at May 3, 2009, represents property, plant, and equipment located in the U.S. of $16.4 million and located in Canada of $7.3 million.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(7)
The upholstery fabrics segment does not have a property, plant, and equipment balance as of August 2, 2009 and May 3, 2009 due to impairment charges incurred in fiscal 2009 and classification of property, plant, and equipment to assets held for sale.

(8)
The $565 and $579 at August 2, 2009 and May 3, 2009, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate departments shared by both the mattress and upholstery fabric segments were not allocated due to the explanation at (7) above.

(9)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

(10)	Upholstery fabrics depreciation represents an allocation of corporate departments shared by both the mattress and upholstery fabric segments.

21.  Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $115,000, or 5.8% of income before income tax expense, for the three-month period ended August 2, 2009, compared to income tax expense of $424,000, or 35.2% of income before income tax expense, for the three-month period ended August 3, 2008. Our effective income tax rate for the three month periods ended August 2, 2009, and August 3, 2008, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The income tax expense for the three-month period ended August 2, 2009, is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•
The income tax rate was reduced by 44% for a reduction in the valuation allowance recorded against substantially all of the company’s net deferred tax assets. This reduction in the valuation allowance is primarily due to the U.S. taxable income generated by the repatriation of the undistributed earnings from the company’s subsidiaries located in China and the resulting usage of the U.S. net operating loss carryforwards.

•
The income tax rate was reduced by 14% for the tax effects of foreign exchange losses on U.S. denominated account balances in which income taxes are paid in Canadian dollars. The Canadian foreign exchange rate in relation to the U.S. dollar has been very volatile due to changes in oil prices and the current global economic conditions.

•
The income tax rate was reduced by 7% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

•
The income tax rate increased 24% for the recording of a deferred tax liability for estimated U.S. income taxes that will be payable upon anticipated future repatriation of undistributed earnings from the company’s subsidiaries located in China. During the first quarter of fiscal 2010, the company received authorization from the Chinese government to repatriate additional funds that would not be subject to withholding taxes payable in China.

•	The income tax rate increased 11% for an increase in income tax reserves for unrecognized tax benefits.

•	The income tax rate increased 1.8% for stock-based compensation and other miscellaneous items.

The income tax expense for the three-month period ending August 3, 2008, is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•
The income tax rate was reduced by 10% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

•	The income tax rate increased 9% for an increase in income tax reserves for unrecognized tax benefits.

•	The income tax rate increased 2% for stock-based compensation and other miscellaneous items.

Deferred Income Taxes

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, we evaluate our deferred income taxes to determine if a valuation allowance is required. SFAS No. 109 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. The significant uncertainty in current and expected demand for furniture and mattresses, along with the prevailing uncertainty in the overall economic climate, has made it very difficult to forecast both short-term and long-term financial results. Based on this significant negative evidence, the company maintains its position that the U.S. and China net deferred tax assets are more-likely-than-not to be fully recovered. As of August 2, 2009, we have a $24.7 million valuation allowance, of which $22.9 million and $1.8 million were against the net deferred tax assets of our U.S. and China operations, respectively. As of May 3, 2009, we had a valuation allowance of $27.2 million, of which $25.3 million and $1.9 million were against the net deferred tax assets of our U.S. and China operations, respectively. The company’s net deferred tax asset primarily resulted from the recording of the income tax benefit of U.S. income tax loss carryforwards over the last several years, which totaled $71.3 million at the end of fiscal 2009. The recorded valuation allowance of $24.7 million has no effect on our operations, loan covenant compliance, or the possible utilization of the U.S. income tax loss carryforwards in the future. If and when the company utilizes any of these U.S. income tax loss carryforwards to offset future U.S. taxable income, the income tax benefit would be recognized at that time.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At August 2, 2009, the remaining current deferred tax asset was $52,000 and noncurrent deferred tax liability was $1.1 million, each of which pertain to our operations in Canada.

Uncertainty In Income Taxes

At August 2, 2009, the company had $8.8 million of total gross unrecognized tax benefits, of which $3.5 million represents the amount of gross unrecognized tax benefits that, if recognized would favorably affect the income tax rate in future periods. Of the $8.8 million in gross unrecognized tax benefits as of August 2, 2009, $5.3 million were classified as net non-current deferred income taxes and $3.5 million were classified as income taxes payable –long-term in the accompanying consolidated balance sheets.

We estimate that the amount of unrecognized tax benefits will increase by approximately $883,000 by the end of the fiscal year. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

22.  Statutory Reserves

The company’s subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of August 2, 2009, the company’s statutory surplus reserve was $1.8 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The company’s subsidiaries located in China can transfer funds to the parent company with the exception of the statutory surplus reserve of $1.8 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

23.  Commitments and Contingencies

The company leased a manufacturing facility in Chattanooga, Tennessee from Joseph E. Proctor d/b/a Jepco Industrial Warehouses (the “Landlord’) for a term of 10 years. This lease expired on April 30, 2008. The company closed this facility approximately five years ago and has not occupied the facility except to provide supervision and security. The company continued to make its lease payments to the landlord as required by the lease. A $1.4 million lawsuit was filed by the Landlord on April 10, 2008, in the Circuit Court for Hamilton County Tennessee  to collect the remainder of the rent due under the lease for the months of March and April  of 2008, additional expenses to be paid by the company for March and April 2008, including utilities, insurance, property taxes, and other tenant-paid expenses that would result in the triple net rent due the Landlord, and for extensive repairs, refitting, renovation, and capital improvement items the Landlord alleges he is entitled to have the company pay for. The Landlord unilaterally took possession of the leased premises on or about March 10, 2008, even though the lease was in good standing and the company was entitled to complete possession. Consequently, the company has paid their lease payments through March 10, 2008 but the Landlord has not accepted the company’s position. The company will assert the repossessory action of the Landlord as a bar to his further action under the lease to collect any items from the company. A significant portion of the Landlord’s claim relates to the company’s alleged liability for physical damage to the premises, to refit the premises to its original condition, and to make physical improvements or alterations to the premises. The company disputes the matters described in this litigation and intends to defend itself vigorously. For these reasons noted above, no reserve has been recorded as no estimate can be made.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain statements that may be deemed “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934).  Such statements are inherently subject to risks and uncertainties.  Further, forward looking statements are intended to speak only as of the date on which they are made.  Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “estimate,” “plan” and “project” and their derivatives, and include but are not limited to statements about expectations for the company’s future operations or success, sales, gross profit margins, operating income, SG&A or other expenses, and earnings, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, increases in utility and energy costs, and general economic conditions.  Decreases in these economic indicators could have a negative effect on the company’s business and prospects.  Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely.  In addition, changes in consumer preferences for various categories of furniture and bedding coverings, as well as changes in costs to produce such products (including import duties and quotas or other import costs) can have a significant effect on demand for the company’s products.  Changes in the value of the U.S. dollar versus other currencies can affect the company’s financial results because a significant portion of the company’s operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make the company’s products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on the company’s sales of products produced in those countries. Further, economic and political instability in international areas could affect the company’s operations or sources of goods in those areas, as well as demand for the company’s products in international markets. Finally, unanticipated delays or costs in executing restructuring actions could cause the cumulative effect of restructuring actions to fail to meet the objectives set forth by management. Further information about these factors, as well as other factors that could affect the company’s future operations or financial results and the matters discussed in forward-looking statements are included in Item 1A “Risk Factors” section in the company’s Form 10-K filed with the Securities and Exchange Commission on July 16, 2009 for the fiscal year ended May 3, 2009.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

Overview

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The three months ended August 2, 2009, and August 3, 2008, represent 13 and 14 week periods, respectively. We have operations classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment primarily manufacturers, sources and sells fabrics to bedding manufacturers. The upholstery fabrics segment sources, manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers. We believe that Culp is the largest marketer of mattress fabrics in North America, and one of the largest marketers of upholstery fabrics for furniture in North America, both measured by total sales.

We evaluate the operating performance of our segments based upon income (loss) from operations before restructuring and related charges or credits, certain unallocated corporate expenses, and other non-recurring items. Cost of sales in both segments include costs to manufacture or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses represent primarily compensation and benefits for certain executive officers and all costs related to being a public company. Segment assets include assets used in operations of each segment and primarily consist of accounts receivable, inventories, and property, plant, and equipment. The mattress fabrics segment also includes assets held for sale, goodwill and other non-current assets purchased during fiscal 2007 from the International Textile Group, Inc. (ITG) related to its mattress fabrics product line and purchased in fiscal 2009 from Bodet & Horst USA, LP and Bodet & Horst GMBH & Co. KG (Bodet & Horst) related to its knitted mattress fabric operation. The upholstery fabrics segment also includes assets held for sale in its segment assets.

The following tables set forth the company’s statement of operations by segment for the three months ended August 2, 2009, and August 3, 2008.

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE THREE MONTHS ENDED AUGUST 2, 2009 AND AUGUST 3, 2008

(Amounts in thousands)

	THREE MONTHS ENDED (UNAUDITED)

	Amounts					Percent of Sales
	August 2,		August 3,		% Over	August 2,	August 3,
Net Sales by Segment	2009		2008		(Under)	2009	2008

Mattress Fabrics	$26,275		35,561		(26.1)%	57.8%	59.9%
Upholstery Fabrics	19,203		23,760		(19.2)%	42.2%	40.1%

Net Sales	$45,478		59,321		(23.3)%	100.0%	100.0%

Gross Profit by Segment						Gross Profit Margin

Mattress Fabrics	$4,761		6,344		(25.0)%	18.1%	17.8%
Upholstery Fabrics	2,797		1,070		161.4%	14.6%	4.5%
Subtotal	7,558		7,414		1.9%	16.6%	12.5%

Restructuring related (credit) charge	29	(1)	(12)	(1)	N.M.	0.1%	(0.0)%

Gross Profit	$7,587		7,402		2.5%	16.7%	12.5%

Sales, General and Administrative expenses by Segment						Percent of Sales

Mattress Fabrics	$1,809		2,128		(15.0)%	6.9%	6.0%
Upholstery Fabrics	2,033		2,484		(18.2)%	10.6%	10.5%
Unallocated Corporate expenses	1,053		770		36.8%	2.3%	1.3%
Subtotal	4,895		5,382		(9.0)%	10.8%	9.1%

Restructuring related charges	-	(1)	2	(1)	(100.0)%	0.0%	0.0%

Selling, General and Administrative expenses	$4,895		5,384		(9.1)%	10.8%	9.1%

Operating income (loss) by Segment						Operating Income (Loss) Margin

Mattress Fabrics	$2,952		4,216		(30.0)%	11.2%	11.9%
Upholstery Fabrics	764		(1,414)		N.M.	4.0%	(6.0)%
Unallocated corporate expenses	(1,053)		(770)		(36.8)%	(2.3)%	(1.3)%
Subtotal	2,663		2,032		31.1%	5.9%	3.4%

Restructuring and related (credit) charge	187	(1)	(416)	(1)	N.M.	0.4%	(0.7)%

Operating income	$2,850		1,616		76.4%	6.3%	2.7%

Depreciation Expense by Segment

Mattress Fabrics	$900		758		18.7%
Upholstery Fabrics	33	(2)	500		(93.4)%
Total depreciation expense	$933		1,258		(25.8)%

Notes:

(1) See restructuring and related charges/credits section of Management's Discussion and Analysis for detailed explanations.

(2) Upholstery fabric depreciation expense represents allocation of corporate departments shared by both the mattress and upholstery fabric segments.

Three months ended August 2, 2009 compared with the Three Months ended August 3, 2008

Overview

The first quarter of fiscal 2010 had a total of 13 weeks compared with 14 weeks for the first quarter of fiscal 2009.  For the period ended August 2, 2009, net sales were $45.5 million, compared with $59.3 million a year ago.  We reported net income of $1.9 million, or $0.15 per diluted share, for the first quarter of fiscal 2010, compared with net income of $781,000, or $0.06 per diluted share, for the first quarter of fiscal 2009.  On a pre-tax basis, we reported income of $2.0 million compared with pre-tax income of $1.2 million for the first quarter of fiscal 2009.  The pre-tax results for the first quarter of fiscal 2010 included restructuring and related credits in the upholstery fabrics segment of $187,000.  The pre-tax results for the first quarter of fiscal 2009 included restructuring and related charges in the upholstery fabrics segment of $416,000.

Segment Analysis

Mattress Fabrics Segment

Asset Acquisition

Pursuant to an Asset Purchase Agreement among the company, Bodet & Horst USA, LP and Bodet & Horst GMBH & Co. KG (collectively “Bodet & Horst”) dated August 11, 2008, we purchased certain assets and assumed certain liabilities of the knitted mattress fabric operation of Bodet & Horst, including its manufacturing operation in High Point, North Carolina. The purchase has allowed us to have a vertically integrated manufacturing operation in all major product categories of the mattress fabrics industry.  The purchase involved the equipment, inventory, and intellectual property associated with the High Point manufacturing operation, which has served as our primary source of knitted mattress fabric for six years. The purchase price was cash in the amount of $11.4 million, which included an adjustment of $477,000 for changes in working capital as defined in the Asset Purchase Agreement, and the assumption of certain liabilities.

During the first quarter of fiscal 2010, we finalized our valuation of the fair values for the assets acquired and liabilities assumed regarding this purchase. As a result of this final valuation, we recorded an adjustment to increase the fair value of the non-compete agreement and reduce the fair value of the goodwill by $131,000. The following table presents the final allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed based on their fair values.

(dollars in thousands)	Fair Value
Inventories	$1,439
Other current assets	17
Property, plant, and equipment	3,000
Non-compete agreement	887
Goodwill	7,348
Accounts payable	(1,291)
$11,400

The following unaudited pro forma consolidated results of operations for the three month period ended August 3, 2008, has been prepared as if the acquisition of Bodet & Horst had occurred at April 28, 2008.

Three months ended
(dollars in thousands)	August 3, 2008
Net Sales	$59,321

Income from operations	2,560

Net income	1,235

Net income per share, basic	0.10

Net income per share, diluted	0.10

Net Sales

Mattress fabrics sales for the first quarter of fiscal 2010 were $26.3 million, a 26% decrease compared with $35.6 million for the first quarter of fiscal 2009.   Average sales per week declined by 20% when comparing the two quarters, as the first quarter of fiscal 2009 had one more week than the first quarter of this fiscal year.  On a unit volume basis, total yards sold for the first quarter of fiscal 2010 decreased by 25% compared with the first quarter of fiscal 2009.  The $2.44 per yard average selling price for this quarter was 2% lower than a year ago.  The reduced sales volume as compared to the previous year is indicative of recent weak consumer demand trends for bedding products.

Gross Profit and Operating Income

For the first quarter of fiscal 2010, the mattress fabrics segment reported gross profit of $4.8 million, or 18.1% of net sales, compared to $6.3 million, or 17.8% of net sales, for the first quarter of fiscal 2009. Selling, general, and administrative expenses (SG&A) for the quarter were $1.8 million compared to $2.1 million the same period last year, a decrease of 15%.  On a percentage basis, SG&A expenses were 6.9% of sales for this fiscal quarter compared with 6.0% for the first quarter of fiscal 2009.  Although SG&A expenses were lower year over year due primarily to lower sales and marketing expenses, the percentage increased due to the drop in sales.  Operating income was $3.0 million for this quarter, compared with $4.2 million last year, and operating margin was 11.2% of sales, compared with 11.9% for the prior year period.

The consistent operating performance in this segment reflects the benefits of significant investments made to improve our manufacturing platform over the last several years, especially the Bodet & Horst acquisition made in August of fiscal 2009.  This strategic acquisition allowed the company to have a vertically integrated manufacturing platform in all major product categories of this segment. While we have experienced lower sales as compared with the previous year, we have continued to focus on operating efficiencies.  This effort has paid off, as our gross margin this year was higher than the first quarter of last year.  We see opportunities to further develop our product offerings, and we will continue to make important capital investments in our manufacturing platform during this fiscal year.  These projects include improving knit and weaving capacities and finishing enhancements on all product lines.  The cost for these projects is projected to be approximately $3.5 million.

Segment Assets

Segment assets consist of accounts receivable, inventory, assets held for sale, non-compete agreements associated with the ITG and Bodet & Horst acquisitions, goodwill, and property, plant, and equipment. As of August 2, 2009, accounts receivable and inventory totaled $21.4 million compared with $21.8 million at May 3, 2009.  As of August 2, 2009, and May 3, 2009, the carrying value of assets held for sale was $20,000.

As of August 2, 2009, and May 3, 2009, the carrying value of the non-compete agreements was $1.2 million. As of August 2, 2009, and May 3, 2009, the carrying values of the segment’s goodwill was $11.5 million and $11.6 million, respectively. During the first quarter of fiscal 2010, we finalized our valuation of the fair values for the assets acquired and liabilities assumed regarding the Bodet & Horst acquisition. As a result of this final valuation, we recorded an adjustment to increase the fair value of the non-compete agreement and reduced the fair value of goodwill by $131,000.

As of August 2, 2009, property, plant and equipment totaled $23.4 million compared with $23.7 million at May 3, 2009.  The $23.4 million at August 2, 2009, represents property, plant, and equipment located in the U.S. of $16.2 million and located in Canada of $7.2 million. The $23.7 million at May 3, 2009, represents property, plant, and equipment located in the U.S. of $16.4 million and located in Canada of $7.3 million.

Upholstery Fabrics Segment

Restructuring and Related Charges/Credits

During the first quarter of fiscal 2010, we recorded a total restructuring and related credit of $187,000, of which a credit of $112,000 related to sales proceeds received on equipment with no carrying value, a credit of $78,000 related to lease termination and other exit costs, a credit of $50,000 related to inventory markdowns, a charge of $32,000 related to employee termination benefits, and a charge of $21,000 related to other operating costs associated with a closed plant facility. Of this total credit, a $29,000 credit was recorded in cost of sales and a $158,000 credit was recorded to restructuring credit in the 2010 Consolidated Statement of Net Income. Of this total restructuring and related credit of $187,000, a credit of $101,000 pertained to the September 2008 Upholstery Fabrics restructuring plan, a credit of $99,000 pertained to the December 2006 Upholstery Fabrics restructuring plan, and a charge of $13,000 pertained to other upholstery fabric restructuring plans.

During the first quarter of fiscal 2009, total restructuring and related charges were $416,000, comprised of $414,000 related to employee termination benefits, $14,000 for other operating costs associated with a closed plant facility, and a credit of $12,000 for lease termination and other exit costs. Of this total charge, $12,000 was recorded in cost of sales, $2,000 was recorded in selling, general, and administrative expense, and $402,000 was recorded in restructuring expense in the 2009 Consolidated Statement of Net Income. This total charge of $416,000 primarily related to the December 2006 Upholstery Fabrics restructuring plan.

Net Sales

Upholstery fabric net sales (which include both fabric and cut and sewn kits) for the first quarter of fiscal 2010 were $19.2 million, a 19% decline compared with $23.8 million in the first quarter of fiscal 2009. Average sales per week declined by 13% when comparing the two quarters, as the first quarter of fiscal 2009 had one more week than the first quarter of this year.  On a unit volume basis, total yards sold (which excludes fabric used in cut and sewn kits) for the first quarter of fiscal 2010 decreased by 23% compared with the first quarter of fiscal 2009. Average selling prices of $4.18 decreased 4.0% for the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009. Upholstery fabrics sales reflect substantially lower demand industry wide, as well as continued very weak demand for U.S. produced upholstery fabrics, driven by consumer preference for leather and suede furniture and other imported furniture and fabrics. Net sales of upholstery fabrics produced outside the company’s U.S. manufacturing operations were $16.1 million in the first quarter of fiscal 2010, a decrease of 7% from $17.4 million in the first quarter of fiscal 2009. Net sales of U.S. produced upholstery fabrics were $3.1 million in the first quarter of fiscal 2010, a decrease of 52% from $6.3 million in the first quarter of fiscal 2009.  In addition to weak demand for U.S. produced fabrics, the significant reduction in sales is also being affected by the planned discontinuation of certain U.S. produced products.

Gross Profit and Operating Income (Loss)

The upholstery fabrics segment had gross profit for the first quarter of fiscal 2010 of $2.8 million compared with $1.1 million for the first quarter of fiscal 2009.   Selling, general and administrative expenses for first quarter of fiscal 2010 were $2.0 million compared with $2.5 million the same period last year, a reduction of 18%.  The significant improvement in gross profit coupled with lower SG&A led to an operating profit of $764,000, which reversed an operating loss of $1.4 million for the first quarter of last year.

As reflected in the 19% year over year sales decline, this business has clearly been affected by the soft demand for furniture.  However, our ability to return to profitability while continuing to meet customer needs during very challenging economic times reflects effective execution of our restructuring efforts in this segment.  Our profit improvement plan completed last fiscal year has generated very favorable results.   This plan encompassed strategies to not only lower manufacturing costs, but also to focus on cutting SG&A expenses,  which were 18% lower than the same period last year.  Our strategy to reduce the amount of capital invested in this business and move toward a more variable cost model has significantly enhanced our competitive position.  We are also pleased with the progress being made in our remaining U.S. operation located in Anderson, South Carolina.  Additionally, customer response to our products has been very favorable at recent market events.  Unlike previous quarters where significant time and resources had to be devoted to restructuring activities, we are now focusing on sales and marketing initiatives that are expected to further benefit this business, especially when demand for furniture improves.

Management remains cautiously optimistic about the company's long-term prospects in the upholstery fabrics business, especially in light of the much improved financial performance of this segment. While the recent improvements in this business are all favorable indicators, we remain committed to taking additional steps, if necessary, to address the decline in sales of our upholstery fabric operations, regardless of prevailing economic and business conditions. The company could experience additional inventory markdowns and further restructuring charges in the upholstery fabric operations if sales and profitability continue to decline and further restructuring actions become necessary.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and assets held for sale.  As of August 2, 2009, accounts receivable and inventory totaled $14.1 million compared to $20.2 million at May 3, 2009. This decline reflects lower sales volume and improved working capital management.

As of August 2, 2009, and May 3, 2009, the upholstery fabrics segment reported no carrying value associated with its property, plant, and equipment due to impairment charges incurred in fiscal 2009 and classification of property, plant, and equipment as assets held for sale.

At August 2, 2009 and May 3, 2009, this segment had assets held for sale with a carrying value of $1.0 million and $1.2 million, respectively, for certain equipment related to our U.S. upholstery fabric operations. During the first quarter of fiscal 2010, we received proceeds totaling $172,000 for the sale of equipment related to the U.S. upholstery fabric operations.

Other Income Statement Categories

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (SG&A) for the company as a whole were $4.9 million for the first quarter of fiscal 2010 compared with $5.4 million for the first quarter of fiscal 2009, a decrease of 9%. As a percent of net sales, SG&A expenses were 11% in the first quarter of fiscal 2010 compared with 9% in the first quarter of fiscal 2009. The increase in SG&A expenses as a percent of net sales primarily pertain to an increase in stock-based compensation expense reflecting an increase in the company’s stock price, and an increase in incentive bonus accruals reflecting improved financial performance, partially offset by decreased SG&A expenses for the company's operating segments.

Interest Expense (Income)

Interest expense for the first quarter of fiscal 2010 was $357,000 compared to $431,000 for the first quarter of fiscal 2009. This trend primarily reflects lower outstanding balances on the company’s long-term debt. Interest income was $12,000 for the first quarter of fiscal 2010 compared to $34,000 for the first quarter of fiscal 2009. This trend reflects a significant reduction in money market interest rates.

Other Expense

Other expense for first quarter of fiscal 2010 was $514,000 compared with $14,000 for the first quarter of fiscal 2009. This change primarily reflects fluctuations in the foreign currency exchange rate for the company's subsidiary domiciled in Canada.

Income Taxes

We recorded income tax expense of $115,000, or 5.8% of income before income tax expense for the three-month period ended August 2, 2009, compared to income tax expense of $424,000, or 35.2% of income before income tax expense, for the three-month period ended August 3, 2008. Our effective income tax rate for the three month periods ended August 2, 2009, and August 3, 2008, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The income tax expense for the three-month period ending August 2, 2009, is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•
The income tax rate was reduced by 44% for a reduction in the valuation allowance recorded against substantially all of the company’s net deferred tax assets. This reduction in the valuation allowance is primarily due to the U.S. taxable income generated by the repatriation of the undistributed earnings from the company’s subsidiaries located in China and the resulting usage of the U.S. net operating loss carryforwards.

•
The income tax rate was reduced by 14% for the tax effects of foreign exchange losses on U.S. denominated account balances in which income taxes are paid in Canadian dollars. The Canadian foreign exchange rate in relation to the U.S. dollar has been very volatile due to changes in oil prices and the current global economic conditions.

•
The income tax rate was reduced by 7% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

•
The income tax rate increased 24% for the recording of a deferred tax liability for estimated U.S. income taxes that will be payable upon anticipated future repatriation of undistributed earnings from the company’s subsidiaries located in China. During the first quarter of fiscal 2010, the company received authorization from the Chinese government to repatriate additional funds that would not be subject to withholding taxes payable in China.

•	The income tax rate increased 11% for an increase in income tax reserves for unrecognized tax benefits.

•	The income tax rate increased 1.8% for stock-based compensation and other miscellaneous items.

The income tax expense for the three-month period ending August 3, 2008, is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•
The income tax rate was reduced by 10% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

•	The income tax rate increased 9% for an increase in income tax reserves for unrecognized tax benefits.

•	The income tax rate increased 2% for stock-based compensation expense and other miscellaneous items.

Deferred Income Taxes

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, we evaluate our deferred income taxes to determine if a valuation allowance is required. SFAS No. 109 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. The significant uncertainty in current and expected demand for furniture and mattresses, along with the prevailing uncertainty in the overall economic climate, has made it very difficult to forecast both short-term and long-term financial results. Based on this significant negative evidence, the company maintains its position that the U.S. and China net deferred tax assets are more-likely-than-not to be fully recovered. As of August 2, 2009, we have a $24.7 million valuation allowance, of which $22.9 million and $1.8 million were against the net deferred tax assets of our U.S. and China operations, respectively. As of May 3, 2009, we had a valuation allowance of $27.2 million, of which $25.3 million and $1.9 million were against the net deferred tax assets of our U.S. and China operations, respectively. The company’s net deferred tax asset primarily resulted from the recording of the income tax benefit of U.S. income tax loss carryforwards over the last several years, which totaled $71.3 million at the end of fiscal 2009. The recorded valuation allowance of $24.7 million has no effect on our operations, loan covenant compliance, or the possible utilization of the U.S. income tax loss carryforwards in the future. If and when the company utilizes any of these U.S. income tax loss carryforwards to offset future U.S. taxable income, the income tax benefit would be recognized at that time.

At August 2, 2009, the remaining current deferred tax asset was $52,000 and noncurrent deferred tax liability was $1.1 million, each of which pertain to our operations in Canada.

Uncertainty In Income Taxes

At August 2, 2009, the company had $8.8 million of total gross unrecognized tax benefits, of which $3.5 million represents the amount of gross unrecognized tax benefits that, if recognized would favorably affect the income tax rate in future periods. Of the $8.8 million in gross unrecognized tax benefits as of August 2, 2009, $5.3 million were classified as net non-current deferred income taxes and $3.5 million were classified as income taxes payable –long-term in the accompanying consolidated balance sheets.

We estimate that the amount of unrecognized tax benefits will increase by approximately $883,000 by the end of the fiscal year. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

Liquidity and Capital Resources

Liquidity

Our sources of liquidity include cash and cash equivalents, cash flow from operations, assets held for sale, and amounts available under our unsecured revolving credit lines.  These sources have been adequate for day-to-day operations. We believe our sources of liquidity continue to be adequate to meet our needs.

We continue to focus on further strengthening our financial position.  Cash and cash equivalents as of the end of the first quarter of fiscal 2010 were $15.5 million compared with $11.8 million at the end of fiscal 2009.   The company’s cash position reflects improvement in cash flow from operations of $4.6 million for the first quarter of fiscal 2010 compared with $3.3 million for first quarter of last year. This increase in cash flow from operations reflects continued improvement in working capital management, as well as continued profitability in mattress fabrics and the profit turnaround in upholstery fabrics. The company’s cash position also reflects cash outlays for capital expenditures of $892,000, offset somewhat by proceeds from sale of equipment of $284,000, and payments on vendor-financed capital expenditures and a capital lease obligation, totaling $261,000 for the three months ended August 2, 2009.

Our cash position may be adversely affected by factors beyond our control, such as weakening industry demand, delays in receipt of payment on accounts receivable, and the availability of trade credit.

We expect cash flow generated from working capital reductions to be substantially lower in fiscal 2010 compared with fiscal 2009.

Working Capital

Accounts receivable as of August 2, 2009, decreased $6.3 million, or 31%, compared with August 3, 2008.  This decrease is primarily related to the decrease in sales volume in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009 and customers associated with the mattress fabrics segment continuing to take advantage of cash discounts for early payments. Days sales outstanding totaled 26 and 31 days at August 2, 2009, and August 3, 2008, respectively.

Inventories as of August 2, 2009, decreased $13.1 million, or 38%, compared with August 3, 2008.  This decrease in inventories primarily reflects lower sales volume in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009 and improved inventory management.  Inventory turns for the first quarter of fiscal 2010 were 6.7 versus 5.9 for the first quarter of fiscal 2009.

Accounts payable as of August 2, 2009, decreased $3.7 million or 21% in comparison to August 3, 2008. This decrease primarily reflects the decrease in inventory purchases in the first quarter of fiscal 2010 compared with first quarter of fiscal 2009.

Operating working capital (comprised of accounts receivable and inventories, less accounts payable) was $20.7 million at August 2, 2009, down from $35.5 million at August 3, 2008. Working capital turnover was 6.8 and 6.0 at August 2, 2009, and August 3, 2008, respectively.

Financing Arrangements

Unsecured Term Notes- Bodet & Horst

In connection with the Bodet & Horst acquisition, we entered into an agreement that provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning three years from the date of the agreement (August 11, 2008). The principal payments are payable over an average term of 6.0 years through August 11, 2015. This agreement contains customary financial and other covenants as defined in the agreement.

Unsecured Term Notes- Existing

Our existing unsecured term notes have a fixed interest rate of 8.80% (payable semi-annually in March and September and subject to prepayment provisions each fiscal quarter as defined in the agreement). The remaining principal payment of $4.7 million is to be paid in March 2010.

Government of Quebec Loan

We have an agreement with the Government of Quebec for a term loan that is non-interest bearing and is payable in 48 equal monthly installments (denominated in Canadian dollars) commencing December 1, 2009. The proceeds were used to partially finance capital expenditures at our Rayonese facility located in Quebec, Canada.

Revolving Credit Agreement – United States

We have an unsecured credit agreement that provides for a revolving loan commitment of $6.5 million, including letters of credit up to $5.5 million. This agreement bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 3.29% at August 2, 2009) based on the company’s debt/EBITDA ratio, as defined in the agreement. As of August 2, 2009, there were $775,000 in outstanding letters of credit (all of which related to workers compensation) and no borrowings outstanding under the agreement.

On July 15, 2009, the company entered into a fourteenth amendment to this revolving credit agreement. This amendment extended the expiration date to August 15, 2010.

Revolving Credit Agreement – China

Our China subsidiary has an unsecured revolving credit agreement with a bank in China to provide a line of credit available up to approximately $5.0 million, of which approximately $1.0 million includes letters of credit. This agreement bears interest at a rate determined by the Chinese government. There were no borrowings or letters of credit outstanding under the agreement as of August 2, 2009.

Overall

Our loan agreements require that the company maintain compliance with certain financial covenants. At August 2, 2009, the company was in compliance with these financial covenants.

As of August 2, 2009, the principal payment requirements of long-term debt during the next five years are: Year 1 – $4.8 million; Year 2 - $186,000; Year 3 - $2.4 million; Year 4 - $2.4 million; Year 5 - $2.3 million; and thereafter - $4.4 million.

Capital Expenditures

Capital expenditures on an accrual and cash basis for the three months ended August 2, 2009 were $700,000 and $892,000, respectively. The capital spending for the three months ended August 2, 2009 primarily related to the mattress fabrics segment. Depreciation expense for the three months ended August 2, 2009 was $933,000, of which $900,000 related to the mattress fabrics segment and $33,000 related the upholstery fabrics segment.

For fiscal 2010, the company currently expects capital expenditures on an accrual and cash basis to be approximately $3.5 million. Planned capital expenditures for fiscal 2010 primarily relate to the mattress fabrics segment. For fiscal 2010, depreciation expense is projected to be $4.0 million. Projected depreciation expense for fiscal 2010 primarily relates to the mattress fabrics segment.

The company has a capital lease agreement that contains a bargain purchase option and bears interest at 8.5%. The lease agreement requires principal payments totaling $1.4 million that commenced on July 1, 2008 and are to be paid in quarterly installments through April 2010. The agreement is secured by equipment with a carrying value of $2.4 million. The remaining principal payments total $452,000 and will be paid in quarterly installments in fiscal 2010.

The company has two vendor financed arrangements regarding capital expenditures that bear interest with fixed interest rates ranging from 6% to 7.14%. The payment requirements for accounts payable-capital expenditures (both vendor-financed and non-vendor financed) during the next two years are: Year 1 - $725,000; and Year 2 - $550,000.

During August 2009, the company prepaid and paid in full $521,000 on a vendor financed arrangement.

Critical Accounting Policies and Recent Accounting Developments

This management’s discussion and analysis of the company’s financial position and results of operations is based on the company’s unaudited consolidated financial statements and related notes. A summary of significant accounting policies applicable to our operations disclosed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 3, 2009 (the “Annual Report”), and is further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein. As of August 2, 2009 there were no changes in the nature of our critical accounting policies or the application of those policies reported in the Annual Report.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty, and actual results may differ from these estimates under different assumptions or conditions. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements of future periods.

Recently Adopted Accounting Pronouncements

FASB Statement of Financial Accounting Standards No. 157

Effective April 28, 2008, the company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for financial assets and liabilities. To allow time to consider the effects of the implementation issues that have arisen, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2 (“FSP 157-2”) on February 12, 2008 to provide a one-year deferral of the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a non-recurring basis (that is, at least annually). As a result of FSP 157-2, the company adopted SFAS No. 157 for nonfinancial assets and liabilities that are valued at fair value on a non-recurring basis on May 4, 2009. The deferral provision of FSP 157-2 for nonfinancial assets and liabilities primarily apply to nonfinancial assets and liabilities initially measured at fair value in business combinations and nonfinancial assets and liabilities measured at fair value in conjunction with goodwill, other intangible assets and long-lived asset impairment testing. The impact of the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities did not have a material impact on the company’s consolidated results of operations, cash flows, or financial position.

FASB Statement of Financial Accounting Standards No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). This standard requires that ownership interests held by parties other than the consolidating parent company be presented separately within equity in the statement of financial position; the amount of consolidated net income be clearly identified and presented on the statements of operations; all transactions resulting in a change in ownership interest whereby the parent retains control be accounted for as equity transactions; and when a controlling interest is not retained by the parent, any retained equity investment be valued at fair market value with a gain or loss being recognized on the transaction. The company adopted SFAS No. 160 on May 4, 2009, and such adoption did not have a material effect on the company’s financial condition or results of operations.

FASB Staff Position No. 142-3

In April 2008, the FASB issued FSP No. 142-3,”Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”) which amended the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value under SFAS No. 141, “Business Combinations.” The adoption of FSP 142-3 requires disclosures about the intent and/or ability to renew or extend the term of recognized intangible assets and the treatment of related costs incurred to renew or extend such terms. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The company adopted FSP 142-3 on May 4, 2009, and such adoption did not have a material effect on the company’s financial condition or results of operations.

FASB Statement of Financial Accounting Standards No. 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method of accounting be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires the acquisition related costs be recognized separately from the acquisition. SFAS No. 141(R) amends the goodwill impairment test requirements in SFAS No. 142. For a goodwill impairment test as of a date after the effective date of SFAS No. 141(R), the value of the reporting unit and the amount of implied goodwill, calculated in the second step test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under SFAS No. 141(R). This change could effect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of SFAS No. 141(R). This accounting is required beginning when SFAS No. 141(R) became effective on May 4, 2009 for the company, and applies to goodwill related acquisitions accounted for originally under SFAS No. 141 as well as those accounted for under SFAS No. 141(R). The adoption of SFAS No. 141(R) did not have a material effect on the company’s financial condition or results of operations. The company had $11.5 million in goodwill at August 2, 2009 related to previous business combinations. The company cannot determine what effect, if any, SFAS 141(R) will have on the results of its impairment testing subsequent to August 2, 2009.

FASB Staff Position EITF 03-6-1

In June 2008, the FASB issued FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-06-1). FSP EITF 03-06-1 requires that unvested share-based payment awards containing non-forfeited rights to dividends be included in the computation of earnings per common share. The company adopted FSP EITF 03-06-1 on May 4, 2009, and such adoption did not have a material effect on the company’s financial condition or results of operations.

FASB Staff Position FAS 157-4

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 requires the disclosure of the inputs and valuation technique used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP 157-4 also requires that the entity define major categories for equity securities and debt securities to be major security types. The company adopted FSP 157-4 on May 4, 2009, and such adoption did not have a material effect on the company’s financial condition or results of operations.

FASB Staff Position FAS 115-2 and FAS 124-2: Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FASB Staff Position No. 115-2 and FSP No. 124-2,”Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”). These FSPs amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. These FSPs do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 and 124-2 requires the entity to assess whether the impairment is other-than-temporary and guidance on determining the amount of the other-than-temporary impairment should be recognized in earnings or other comprehensive income. FSP 115-2 and 124-2 also requires an entity to disclose information that enables users to understand the types of securities held, including those investments in an unrealized loss position for which the other-than-temporary impairment has not been recognized. The company adopted FSP 115-2 and 124-2 on May 4, 2009, and such adoption did not have a material effect on the company’s financial condition or results of operations.

FASB Staff Positions 107-1 and APB 28-1: Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, amends SFAS No. 107,”Disclosures about Fair Value of Financial Instruments”, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim periods. The company adopted FSP 107-1 and APB 28-1 on May 4, 2009, and such adoption did not have a material effect on the company’s financial condition or results of operations.

FASB Statement of Financial Accounting Standards No. 165

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events of transactions that occurred after the balance sheet date. The company adopted SFAS No. 165 as of June 30, 2009.

The company evaluated its August 2, 2009 consolidated financial statements for subsequent events through September 11, 2009, the date the financial statements were issued. Other than the prepayments of our vendor financed arrangements regarding capital expenditures disclosed in Note 9, the company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

FASB Staff Position 141(R)-1

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141(R). The FSP applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5,  “Accounting for Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in Statement 141(R). The FSP applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this FSP is effective May 4, 2009 and did not have an impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

FASB Staff Position 132(R)-1

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 will require more detailed disclosures regarding defined benefit pension plan assets, including the levels within the fair value hierarchy and other related disclosures under SFAS No. 157, and significant concentration of risk within plan assets. FSP FAS 132(R)-1 becomes effective for our fiscal year ending May 2, 2010 and currently is not expected to impact our consolidated financial statements or disclosures.

FASB Statement of Financial Accounting Standards No. 166

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (“SFAS No. 166”). SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS No. 166 in fiscal 2011. Because the Company historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on its consolidated results of operations or financial condition.

FASB Statement of Financial Accounting Standards No. 167

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which revised the consolidation guidance for variable-interest entities. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS No. 167 in fiscal 2011. Currently, the company does not have any variable-interest entities and, therefore, this standard is not expected to have a material impact on its consolidated results of operations or financial condition.

FASB Statement of Financial Accounting Standards No. 168

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification   (“the Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on the Company’s results of operations, financial condition or stockholders’ equity.

Inflation

Any significant increase in our raw material costs, utility/energy costs and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited the company’s ability to pass significant operating increases on to its customers.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our revolving credit lines. The company’s revolving credit line in the United States bears interest at the one-month LIBOR plus an adjustable margin based on the company’s debt/EBITDA ratio, as defined in the credit agreement. The company’s revolving credit line associated with its China subsidiaries bears interest at a rate determined by the Chinese government. At August 2, 2009, there were no borrowings outstanding under these revolving credit lines.

We are not exposed to market risk from changes in interest rates on our long-term debt.  The company’s unsecured term notes issued in connection with the Bodet & Horst acquisition have a fixed interest rate of 8.01%, the existing unsecured term notes have a fixed interest rate of 8.80%, and the loan associated with the Government of Quebec is non-interest bearing.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in China and Canada. On January 21, 2009, the company entered into a Canadian dollar foreign exchange contract associated with its loan from the Government of Quebec. The agreement effectively converts the Canadian dollar principal debt payments at a fixed Canadian dollar foreign exchange rate versus the United States dollar of 1.21812. The agreement expires November 1, 2013 and is secured by cash deposits totaling $200,000. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in either exchange rate at August 2, 2009, would not have had a significant impact on our results of operations or financial position.

ITEM 4.   CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 2, 2009, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended August 2, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There has not been any material changes with regards to our legal proceedings during the three months ended August 2, 2009. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 16, 2009 for the fiscal year ended May 3, 2009.

Item 1A.  Risk Factors

There have not been any material changes to our risk factors during the first quarter of fiscal 2010. Our risk factors are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 16, 2009 for the fiscal year ended May 3, 2009.

Item 5. Other Information

On December 11, 2008, the New York Stock Exchange (“NYSE”) provided formal notice to us that we were not in compliance with the NYSE’s continued listing standards as our consecutive 30 trading-day period average market capitalization was less than $75 million and our most recently reported shareholders’ equity was below $75 million ($46.5 million at November 2, 2008, the most recently reported date prior to the NYSE notification).

Effective May 12, 2009, the NYSE received approval from the SEC for a pilot program that would lower the numeric thresholds in the above mentioned requirements to $50 million. The pilot program would be effective through October 31, 2009, with a subsequent rule filing anticipated prior to this date to make this a permanent continued listing standard change.

As of August 2, 2009 our shareholders’ equity and our consecutive 30 trading-day period average market capitalization were above the $50 million threshold.

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

10.1
Written description of compensation arrangement for non-employee directors, filed as Exhibit 10.19 to the company’s Form 10-K for the year ended May 3, 2009, filed July 16, 2009, and incorporated herein by reference.

10.2
Culp, Inc. Deferred Compensation Plan Scheduled for Selected Key Employees amended as of July 1, 2009,  filed as Exhibit 10.36 to the company’s Form 10-K for the year ended May 3, 2009, filed July 16, 2009, and incorporated herein by reference.

10.3
Fourteenth Amendment to Amended and Restated Credit Agreement dated as of July 15, 2009 among Culp Inc. and Wachovia Bank, National Association as Agent and as Bank, filed as Exhibit 10.37 to the company’s Form 10-K for the year ended May 3, 2009, filed July 16, 2009, and incorporated herein by reference.

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

CULP, INC. (Registrant)

Date:	September 11, 2009	By:	/s/ Kenneth R. Bowling
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