Form 10-Q
period 2009-11-01
CULP INC
filed 2009-12-11
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           ☐ YES     NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding at November 1, 2009:  12,888,463
Par Value: $0.05 per share

INDEX TO FORM 10-Q
For the period ended November 1, 2009

Part II - Other Information

Item 1. Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 1, 2009 AND NOVEMBER 2, 2008
(UNAUDITED)
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED

	Amounts			Percent of Sales
	November 1,	November 2,	% Over	November 1,	November 2,
	2009	2008	(Under)	2009	2008

Net sales	$49,716	52,263	(4.9)%	100.0%	100.0%
Cost of sales	40,582	49,115	(17.4)%	81.6%	94.0%
Gross profit	9,134	3,148	190.2%	18.4%	6.0%

Selling, general and
administrative expenses	5,385	4,439	21.3%	10.8%	8.5%
Restructuring (credit) expense	(184)	8,634	N.M.	(0.4)%	16.5%
Income (loss) from operations	3,933	(9,925)	N.M.	7.9%	(19.0)%

Interest expense	342	663	(48.4)%	0.7%	1.3%
Interest income	(16)	(21)	(23.8)%	(0.0)%	(0.0)%
Other expense (income)	103	(250)	N.M.	0.2%	(0.5)%
Income (loss) before income taxes	3,504	(10,317)	N.M.	7.0%	(19.7)%

Income taxes *	625	30,551	N.M.	17.8%	N.M.
Net income (loss)	$2,879	(40,868)	N.M.	5.8%	N.M.

Net income (loss) per share, basic	$0.23	(3.23)	N.M.
Net income (loss) per share, diluted	$0.22	(3.23)	N.M.
Average shares outstanding, basic	12,671	12,650	0.2%
Average shares outstanding, diluted	12,852	12,650	1.6%

	SIX MONTHS ENDED

	Amounts			Percent of Sales
	November 1,	November 2,	% Over	November 1,	November 2,
	2009	2008	(Under)	2009	2008

Net sales	$95,193	111,585	(14.7)%	100.0%	100.0%
Cost of sales	78,473	101,035	(22.3)%	82.4%	90.5%
Gross profit	16,720	10,550	58.5%	17.6%	9.5%

Selling, general and
administrative expenses	10,280	9,823	4.7%	10.8%	8.8%
Restructuring (credit) expense	(343)	9,036	N.M.	(0.4)%	8.1%
Income (loss) from operations	6,783	(8,309)	N.M.	7.1%	(7.4)%

Interest expense	699	1,095	(36.2)%	0.7%	1.0%
Interest income	(28)	(55)	(49.1)%	(0.0)%	(0.0)%
Other expense (income)	617	(236)	N.M.	0.6%	(0.2)%
Income (loss) before income taxes	5,495	(9,113)	N.M.	5.8%	(8.2)%

Income taxes *	740	30,975	N.M.	13.5%	N.M.
Net income (loss)	$4,755	(40,088)	N.M.	5.0%	N.M.

Net income (loss) per share, basic	$0.38	(3.17)	N.M.
Net income (loss) per share, diluted	$0.37	(3.17)	N.M.
Average shares outstanding, basic	12,662	12,649	0.1%
Average shares outstanding, diluted	12,804	12,649	1.2%

*Percent of sales column for income taxes is calculated as a % of income (loss) before income taxes.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
NOVEMBER 1, 2009, NOVEMBER 2, 2008, AND MAY 3, 2009
UNAUDITED
(Amounts in Thousands)

	Amounts		Increase
	November 1,	November 2,	(Decrease)		* May 3,
	2009	2008	Dollars	Percent	2009

Current assets:
Cash and cash equivalents	$19,575	8,522	11,053	129.7%	11,797
Accounts receivable	16,771	18,801	(2,030)	(10.8)%	18,116
Inventories	21,834	36,307	(14,473)	(39.9)%	23,978
Deferred income taxes	58	-	58	100.0%	54
Assets held for sale	160	4,827	(4,667)	(96.7)%	1,209
Income taxes receivable	384	-	384	100.0%	210
Other current assets	972	1,100	(128)	(11.6)%	1,264
Total current assets	59,754	69,557	(9,803)	(14.1)%	56,628

Property, plant and equipment, net	24,795	26,802	(2,007)	(7.5)%	24,253
Goodwill	11,462	11,593	(131)	(1.1)%	11,593
Other assets	2,769	2,975	(206)	(6.9)%	2,820

Total assets	$98,780	110,927	(12,147)	(11.0)%	95,294

Current liabilities:
Current maturities of long-term debt	$4,863	7,383	(2,520)	(34.1)%	4,764
Current portion of obligation under a capital lease	280	692	(412)	(59.5)%	626
Accounts payable-trade	16,416	19,192	(2,776)	(14.5)%	17,030
Accounts payable - capital expenditures	377	1,020	(643)	(63.0)%	923
Accrued expenses	6,455	5,259	1,196	22.7%	6,504
Accrued restructuring costs	345	1,790	(1,445)	(80.7)%	853
Income taxes payable - current	329	1,074	(745)	(69.4)%	83
Total current liabilities	29,065	36,410	(7,345)	(20.2)%	30,783

Accounts payable - capital expenditures	188	1,000	(812)	(81.2)%	638
Income taxes payable - long-term	3,603	742	2,861	385.6%	3,264
Deferred income taxes	1,078	1,185	(107)	(9.0)%	974
Obligation under capital lease	-	280	(280)	(100.0)%	-
Long-term debt, less current maturities	11,568	24,803	(13,235)	(53.4)%	11,604

Total liabilities	45,502	64,420	(18,918)	(29.4)%	47,263

Shareholders' equity	53,278	46,507	6,771	14.6%	48,031

Total liabilities and
shareholders' equity	$98,780	110,927	(12,147)	(11.0)%	95,294

Shares outstanding	12,888	12,653	235	1.9%	12,768

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 1, 2009 AND NOVEMBER 2, 2008
(UNAUDITED)
(Amounts in Thousands)

	SIX MONTHS ENDED

	Amounts
	November 1,	November 2,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$4,755	(40,088)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	2,052	4,723
Amortization of other assets	286	208
Stock-based compensation	440	219
Deferred income taxes	8	33,761
Restructuring expenses, net of gain on sale of related assets	(113)	7,812
Loss on impairment of equipment	60	-
Foreign currency exchange losses (gains)	554	(289)
Changes in assets and liabilities, net of effects of acquisition of business:
Accounts receivable	1,356	8,237
Inventories	2,147	522
Other current assets	286	196
Other assets	(31)	88
Accounts payable	(671)	(3,112)
Accrued expenses	(126)	(2,981)
Accrued restructuring	(508)	358
Income taxes	181	(2,702)
Net cash provided by operating activities	10,676	6,952

Cash flows from investing activities:
Capital expenditures	(1,976)	(1,333)
Net cash paid for acquisition of business	-	(11,365)
Proceeds from the sale of equipment	285	-
Net cash used in investing activities	(1,691)	(12,698)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	-	11,000
Payments on vendor-financed capital expenditures	(797)	(874)
Payments on capital lease obligation	(346)	(412)
Payments on long-term debt	-	(237)
Debt issuance costs	(15)	(106)
Proceeds from common stock issued	45	21
Net cash (used in) provided by financing activities	(1,113)	9,392

Effect of exchange rate changes on cash and cash equivalents	(94)	(38)

Increase in cash and cash equivalents	7,778	3,608

Cash and cash equivalents at beginning of period	11,797	4,914

Cash and cash equivalents at end of period	$19,575	8,522

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
(Amounts in thousands, except share data)

			Capital		Accumulated
			Contributed	Accumulated	Other	Total
	Common Stock		in Excess	Earnings	Comprehensive	Shareholders’
	Shares	Amount	of Par Value	(Deficit)	Income (Loss)	Equity
Balance, April 27, 2008	12,648,027	$632	47,288	38,487	(48)	$86,359
Net loss	-	-	-	(38,842)	-	(38,842)
Stock-based compensation	-	-	425	-	-	425
Gain on cash flow hedges, net of taxes	-	-	-	-	68	68
Restricted stock granted	115,000	5	(5)	-	-	-
Common stock issued in connection
with stock option plans	4,500	1	20	-	-	21
Balance, May 3, 2009	12,767,527	638	47,728	(355)	20	48,031
Net income	-	-	-	4,755	-	4,755
Stock-based compensation	-	-	440	-	-	440
Gain on cash flow hedge, net of taxes	-	-	-	-	58	58
Restricted stock granted	80,000	4	(4)	-	-	-
Common stock issued in connection
with performance based units	40,000	2	(2)	-	-	-
Common stock surrendered for
withholding taxes payable	(9,064)	(1)	(50)	-	-	(51)
Common stock issued in connection
with stock option plans	10,000	1	44			45
Balance, November 1, 2009	12,888,463	$644	48,156	4,400	78	$53,278

See accompanying notes to consolidated financial statements.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiaries (the “company”) include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position.  All of these adjustments are of a normal recurring nature except as disclosed in notes 16, 17 and 21 to the consolidated financial statements.  Results of operations for interim periods may not be indicative of future results.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 16, 2009 for the fiscal year ended May 3, 2009.

The company’s three months ended November 1, 2009 and November 2, 2008 represent 13 week periods, respectively. The company’s six months ended November 1, 2009 and November 2, 2008 represent 26 and 27 week periods, respectively.

Certain prior year amounts have been reclassified on the Consolidated Statement of Cash Flows to conform to current year presentation to reflect the effects of foreign exchange losses and gains on operating cash flows and cash and cash equivalents held as of November 1, 2009 and November 2, 2008. Reclassifications are not material to total net cash provided by operating activities, total net cash used in investing activities, and total net cash (used in) provided by financing activities.

2. Significant Accounting Policies

As of November 1, 2009, there were no changes in the nature of the company’s significant accounting policies or the application of those policies from those reported in the company’s annual report on Form 10-K for the year then ended May 3, 2009.

Recently Adopted Accounting Pronouncements

ASC Topic 105

In June 2009, the Financial Accounting Standards Board, or FASB, approved the FASB Accounting Standards Codification, or ASC, as the single source of authoritative nongovernmental GAAP. All existing accounting standard guidance issued by the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature, excluding guidance from the Securities and Exchange Commission, or SEC, has been superseded by the ASC. All other non-grandfathered, non-SEC accounting literature not included in the ASC has become non-authoritative. The ASC did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The ASC was effective for interim or annual periods ending after September 15, 2009.

Accordingly, the Company adopted the ASC as of November 1, 2009 as provided by Accounting Standards Update, or ASU, No. 2009-01, “Topic 105 – Generally Accepted Accounting Principles – amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification, and the Hierarchy of Generally Accepted Accounting Principles.” As a result of this adoption, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company has provided references to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the ASC.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

ASC Topic 820

Effective April 28, 2008, the company adopted ASC Topic 820, Fair Value Measurements and Disclosures, (previously reported as “SFAS No. 157” as amended by “FSP No. 157-2”) for financial assets and liabilities. To allow time to consider the effects of the implementation issues that have arisen, on February 12, 2008, the Financial Accounting Standards Board (“FASB”) provided a one-year deferral of the effective date of ASC Topic 820-10 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a non-recurring basis (that is, at least annually). As a result the company adopted ASC Topic 820-10 for nonfinancial assets and liabilities that are valued at fair value on a non-recurring basis on May 4, 2009. The deferral provision of ASC Topic 820-10 for nonfinancial assets and liabilities primarily apply to nonfinancial assets and liabilities initially measured at fair value in business combinations and nonfinancial assets and liabilities measured at fair value in conjunction with goodwill, other intangible assets and long-lived asset impairment testing. The impact of the adoption of ASC Topic 820-10 for nonfinancial assets and nonfinancial liabilities did not have a material impact on the company’s consolidated results of operations, cash flows, or financial position.

ASC Topic 810

In December 2007, the FASB issued ASC Topic 810, Consolidation (previously reported as SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”). This standard requires that ownership interests held by parties other than the consolidating parent company be presented separately within equity in the statement of financial position; the amount of consolidated net income be clearly identified and presented on the statements of operations; all transactions resulting in a change in ownership interest whereby the parent retains control be accounted for as equity transactions; and when a controlling interest is not retained by the parent, any retained equity investment be valued at fair market value with a gain or loss being recognized on the transaction. The company adopted ASC Topic 810 on May 4, 2009, and such adoption did not have a material effect on the company’s financial condition or results of operations.

ASC Topic 350

In April 2008, the FASB amended certain provisions of ASC Topic 350, Intangible Assets – Goodwill and Other (previously reported as FSP No. 142-3,”Determination of the Useful Life of Intangible Assets). These amendments outlined the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under ASC Topic 350. The amended provisions of ASC Topic 350 require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under ASC Topic 350 and the period of expected cash flows used to measure the fair value under ASC Topic 805, Business Combinations. The amended provisions of ASC Topic 350 also require disclosures about the intent and/or ability to renew or extend the term of recognized intangible assets and the treatment of related costs incurred to renew or extend such terms. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The company adopted the amended provisions of ASC Topic 350 on May 4, 2009, and such adoption did not have a material effect on the company’s financial condition or results of operations.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

ASC Topic 805

In December 2007, the FASB amended certain provisions of ASC Topic 805, Business Combinations (previously reported as SFAS No. 141R, “Business Combinations”). This amendment retains the fundamental requirements of the original pronouncement requiring that the purchase method of accounting be used for all business combinations. This amendment defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. This amendment also requires the acquisition related costs be recognized separately from the acquisition. This guidance also amends the goodwill impairment test requirements in ASC Topic 350. For a goodwill impairment test as of a date after the effective date of this amended provisions of ASC Topic 805, the value of the reporting unit and the amount of implied goodwill, calculated in the second step test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under the amended provision of ASC Topic 805. This change could effect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of the amended provisions under ASC Topic 805. This accounting is required beginning when the amended provisions under ASC Topic 805 became effective on May 4, 2009 for the company, and applies to goodwill related to acquisitions accounted for prior to the amendments of ASC Topic 805 as well as those accounted for after the amended provisions under ASC Topic 805. The adoption of the amended provisions of ASC Topic 805 did not have a material effect on the company’s financial condition or results of operations. The company had $11.5 million in goodwill at November 1, 2009 related to previous business combinations. The company cannot determine what effect, if any, the amended provisions of ASC Topic 805 will have on the results of its impairment testing subsequent to November 1, 2009.

ASC Topic 260

In June 2008, the FASB amended certain provisions of ASC Topic 260, Earnings Per Share (previously reported as FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities’). The amended provisions of ASC Topic 260, requires that unvested share-based payment awards containing non-forfeited rights to dividends be included in the computation of earnings per common share. The company adopted the amended provisions of ASC Topic 260 on May 4, 2009, and such adoption did not have a material effect on the company’s financial condition or results of operations.

ASC Topic 820

In April 2009, the FASB amended certain provisions of ASC Topic 820, Fair Value Measurements and Disclosures (previously reported as FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The amended provisions of ASC Topic 820 provide additional guidance for estimating fair value in accordance with ASC Topic 820 when the volume and level of activity for the asset or liability have significantly decreased. The amended provisions of ASC Topic 820 also include guidance on identifying circumstances that indicate a transaction is not orderly. The amended provisions of ASC Topic 820 require the disclosure of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The amended provisions of ASC Topic 820 also require that the entity define major categories for equity securities and debt securities to be major security types. The company adopted the amended provision of ASC Topic 820 on May 4, 2009, and such adoption did not have a material effect on the company’s financial condition or results of operations.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

ASC Topic 320

In April 2009, the FASB amended certain provisions of ASC Topic 320, Investments – Debt and Equity Securities (previously reported as FSP No. 115-2 and FSP No. 124-2,”Recognition and Presentation of Other-Than-Temporary Impairments”). The amended provisions of ASC Topic 320 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The amended provisions of ASC Topic 320 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The amended provisions of ASC Topic 320 require the entity to assess whether the impairment is other-than-temporary and guidance on determining the amount of the other-than-temporary impairment should be recognized in earnings or other comprehensive income. The amended provisions of ASC Topic 320 also require an entity to disclose information that enables users to understand the types of securities held, including those investments in an unrealized loss position for which the other-than-temporary impairment has not been recognized. The company adopted the amended provisions of ASC Topic 320 on May 4, 2009, and such adoption did not have a material effect on the company’s financial condition or results of operations.

ASC Topic 825

In April 2009, the FASB amended certain provisions of ASC Topic 825, Financial Instruments (previously reported as FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, amends SFAS No. 107,”Disclosures about Fair Value of Financial Instruments”). The amended provisions of ASC Topic 825 require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The amended provisions of ASC Topic 825 also require those disclosures in summarized financial information at interim periods. The company adopted the amended provisions of ASC Topic 825 on May 4, 2009, and such adoption did not have a material effect on the company’s financial condition or results of operations.

ASC Topic 855

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (previously reported as SFAS No. 165, “Subsequent Events”) which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The company adopted ASC Topic 855 in the first quarter of fiscal 2010.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The company evaluated its November 1, 2009 consolidated financial statements for subsequent events through December 11, 2009, the date the financial statements were issued. The company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

ASC Topic 805

In April 2009, the FASB amended certain provisions of ASC Topic 805, Business Combinations (previously reported as FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies), which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. The amended provisions of ASC Topic 805 apply to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope ASC Topic 450, Contingencies (previously reported as SFAS No. 5,“Accounting for Contingencies”) if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in ASC Topic 805. The amended provisions of ASC Topic 805 apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of amended provisions of ASC Topic 805 is effective May 4, 2009 and did not have an impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

ASC Topic 715

In December 2008, the FASB amended certain provisions of ASC Topic 715, Compensation-Retirement Benefits (previously reported as FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”). The amended provisions of ASC Topic 715 will require more detailed disclosures regarding defined benefit pension plan assets, including the levels within the fair value hierarchy and other related disclosures under ASC Topic 820, and significant concentration of risk within plan assets. The amended provisions of ASC Topic 715 becomes effective for our fiscal year ending May 2, 2010 and currently is not expected to impact our consolidated financial statements or disclosures.

ASC Topic 860

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (“SFAS 166’), which has not yet been integrated into the Codification. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2011. Because the Company historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on its consolidated results of operations or financial condition.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

ASC Topic 810

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which revised the consolidation guidance for variable-interest entities. SFAS 167 has not yet been integrated into the Codification. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 157 in fiscal 2011. Currently, the company does not have any variable-interest entities and, therefore, this standard is not expected to have a material impact on its consolidated results of operations or financial condition.

ASC Topic 820

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 “Measuring Liabilities at Fair Value”, which amends FASB ASC 820 to provide guidance on accounting for the fair value measurement of liabilities. The new guidance provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, and/or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. We do not expect that the provisions of the new guidance will have a material effect on its results of operations, financial position or liquidity.

ASC Topic 605

In October 2009, the FASB issued ASU 2009-13, which amends ASC 605, “Revenue Recognition”, to revise accounting guidance related to revenue arrangements with multiple deliverables. The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables. Also, the guidance expands the disclosure requirements for revenue arrangements with multiple deliverables. The guidance will be effective for our fiscal 2012. Because the Company historically does not have revenue arrangements with multiple deliverables, the adoption of this standard is not expected to have a material impact on its consolidated results of operations or financial condition.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
$11,400

The following unaudited pro forma consolidated results of operations for the three month and six month periods ended November 2, 2008, have been prepared as if the acquisition of Bodet & Horst had occurred at April 28, 2008.

Three months ended
(dollars in thousands)	November 2, 2008
Net Sales	$52,263

Loss from operations	(9,925)

Net loss	(40,868)

Net loss per share, basic	(3.23)

Net loss per share, diluted	(3.23)

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Six months ended
(dollars in thousands)	November 2, 2008
Net Sales	$111,585

Loss from operations	(7,365)

Net loss	(39,633)

Net loss per share, basic	(3.13)

Net loss per share, diluted	(3.13)

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

4.  Stock-Based Compensation

Incentive Stock Option Awards

On October 1, 2009, the company granted in total to their board of directors 6,000 options to purchase shares of common stock at the fair market value on the date of grant. These options vest immediately and expire ten years after the date of grant. The fair value of these option awards was estimated on the date of grant using the Black-Scholes option pricing model. The fair value of stock options granted to the company’s board of directors during the six-month period ended November 1, 2009 was $4.44 per share using the following assumptions.

Grant on October 1, 2009
Risk-free interest rate	3.21%
Dividend yield	0.00%
Expected volatility	69.06%
Expected term (in years)	10

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of November 1, 2009, there were 636,765 options to purchase common stock outstanding. Of the outstanding options to purchase common stock, 452,367 were exercisable and had a weighted average contractual term of 3.9 years.

The company recorded $113,000 and $210,000 of compensation expense on incentive stock option grants within selling, general, and administrative expense for the three-month and six-month periods ended November 1, 2009, respectively. The company recorded $121,000 and $219,000 of compensation expense on incentive stock option grants within selling, general, and administrative expense for the three-month and six-month periods ended November 2, 2008, respectively.  The remaining unrecognized compensation cost related to incentive stock option awards at November 1, 2009 was $468,000 which is expected to be recognized over a weighted average period of 2.7 years.

Time Vested Restricted Stock Awards

On July 1, 2009, and under the company’s 2007 Equity Incentive Plan, two executive officers were granted 80,000 shares of time vested restricted common stock. This time vested restricted stock award vests in equal one-third installments on July 1, 2012, 2013, and 2014. Compensation expense on this award is recognized from the date of grant through the end of the vesting period on a straight-line basis. The fair value (the closing price of the company’s common stock) of this restricted stock award is measured at the date of grant (July 1, 2009) and was $5.08 per share.

The company recorded $50,000 and $71,000 of compensation expense within selling, general, and administrative expense for time vested restricted stock awards for the three-month and six-month periods ending November 1, 2009. There were not any time vested restricted stock awards granted prior to the end of the second quarter of fiscal 2009 and, therefore, no compensation expense was recorded for the six-month period ending November 2, 2008.

As of November 1, 2009, there were 195,000 shares of time vested restricted stock outstanding. Of the 195,000 shares outstanding, 115,000 shares (granted on January 7, 2009) vest in equal one-third installments on May 1, 2012, 2013, and 2014, respectively. The remaining 80,000 shares (granted on July 1, 2009) vest in equal one-third installments on July 1, 2012, 2013, and 2014, respectively.

As of November 1, 2009, the remaining unrecognized compensation cost related to the unvested restricted stock awards was $575,000, which is expected to be recognized over a weighted average vesting period of 3.6 years.

Performance Based Restricted Stock Units

On January 7, 2009, and under the company’s 2007 Equity Incentive Plan, certain key management employees and a non-employee were granted 120,000 shares of performance based restricted stock units. This award contingently vests in one third increments, if in any discreet period of two consecutive quarters from February 2, 2009 through April 30, 2012, certain performance goals are met. The fair value of these restricted stock awards for key management employees is measured at the date of grant (January 7, 2009) was $1.88 per share. The fair value of this restricted stock award for the non-employee is measured at the end of each reporting period (November 1, 2009) and was $5.75 per share.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The company recorded $69,000 and $159,000 of compensation expense within selling, general, and administrative expense for performance based restricted stock units for the three-month and six-month periods ended November 1, 2009. There were not any performance based restricted stock units granted prior to the end of the second quarter of fiscal 2009, and, therefore, no compensation expense was recorded for the six-month period ending November 2, 2008. Compensation cost is recorded based on an assessment each reporting period of the probability if certain performance goals will be met during the contingent vesting period. If performance goals are not probable of occurrence, no compensation cost will be recognized and any previously recognized compensation cost would be reversed.

As of November 1, 2009, 40,000 shares of performance based restricted stock units were vested as certain performance criteria were met. As of November 1, 2009, 80,000 unvested shares of performance based restricted stock units were outstanding.

As of November 1, 2009, the remaining unrecognized compensation cost related to unvested restricted stock units were $69,000 which is expected to be recognized over a weighted average vesting period of 1.6 years.

5.  Accounts Receivable

A summary of accounts receivable follows:

(dollars in thousands)	November 1, 2009	May 3, 2009
Customers	$18,058	$20,093
Allowance for doubtful accounts	(799)	(1,535)
Reserve for returns and allowances and discounts	(488)	(442)
	$16,771	$18,116

A summary of the activity in the allowance for doubtful accounts follows:

	Six months ended
(dollars in thousands)	November 1, 2009	November 2, 2008
Beginning balance	$(1,535)	$(1,350)
Provision for bad debts	234	(276)
Net write-offs	502	217
Ending balance	$(799)	$(1,409)

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

	Six months ended
(dollars in thousands)	November 1, 2009	November 2, 2008
Beginning balance	$(442)	$(407)
Provision for returns and allowances
and discounts	(1,846)	(1,001)
Credits issued	1,800	956
Ending balance	$(488)	$(452)

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.  Inventories

Inventories are carried at the lower of cost or market.  Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	November 1, 2009	May 3, 2009
Raw materials	$5,406	$5,987
Work-in-process	1,236	1,254
Finished goods	15,192	16,737
	$21,834	$23,978

7.  Other Assets

A summary of other assets follows:

(dollars in thousands)	November 1, 2009	May 3, 2009
Cash surrender value – life insurance	$1,304	$1,294
Non-compete agreements, net	1,061	1,164
Other	404	362
	$2,769	$2,820

The company recorded non-compete agreements in connection with the company’s asset purchase agreements with ITG and Bodet & Horst at their fair values based on valuation techniques. These non-compete agreements pertain to the company’s mattress fabrics segment. The non-compete agreement associated with ITG is amortized on a straight line basis over the four year life of the agreement. The non-compete agreement associated with Bodet & Horst is amortized on a straight line basis over the six year life of the agreement and requires quarterly payments of $12,500 over the life of the agreement. As of November 1, 2009, the total remaining non-compete payments were $237,500.

At November 1, 2009 and May 3, 2009, the gross carrying amount of these non-compete agreements were $2.1 million and $1.9 million, respectively. At November 1, 2009 and May 3, 2009, accumulated amortization for these non-compete agreements were $1.0 million and $777,000, respectively. Amortization expense for these non-compete agreements was $121,000 and $259,000 for the three-month and six-month periods ended November 1, 2009. Amortization expense for these non-compete agreements were $116,000 and $187,000 for the three-month and six-month periods ended November 2, 2008. The remaining amortization expense (which includes the total remaining Bodet & Horst non-compete payments of $237,500) for the next five fiscal years follows: FY 2010 - $242,000; FY 2011 - $413,000; FY 2012 - $198,000; FY 2013 - $198,000; FY 2014 - $198,000; and thereafter $49,000. The weighted average amortization period for these non-compete agreements is 4.5 years as of November 1, 2009.

The company’s cash surrender value – life insurance balances at November 1, 2009 and May 3, 2009, are payable upon death of the respective beneficiary.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8. Goodwill

During the first quarter of fiscal 2010, the company finalized its valuation of the fair values for the assets acquired and liabilities assumed regarding the Bodet & Horst asset acquisition. As a result of this final valuation, the company recorded an adjustment to increase the fair value of the non-compete agreement and reduce the fair value of the goodwill by $131,000. At November 1, 2009 and May 3, 2009, the carrying amount of the company’s goodwill was $11.5 million and $11.6 million, respectively. The goodwill balance relates to the mattress fabrics segment.

9.  Accounts Payable – Capital Expenditures

The company has a vendor financed arrangement regarding capital expenditures that bears interest with a fixed interest rate of 7.14%. At November 1, 2009 and May 3, 2009, the company had total amounts due regarding capital expenditures totaling $565,000 and $1.6 million, respectively. The payment requirements of this arrangement during the next two years are: Year 1 - $377,000; and Year 2 - $188,000.

During August 2009, the company prepaid and paid in full $521,000 on a vendor financed arrangement that had a fixed interest rate of 6%.

10. Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	November 1, 2009	May 3, 2009
Compensation, commissions and related benefits	$4,752	$4,770
Interest	230	243
Accrued rebates	187	166
Other	1,286	1,325
	$6,455	$6,504

11. Long-Term Debt and Lines of Credit

A summary of long-term debt and lines of credit follows:

(dollars in thousands)	November 1, 2009	May 3, 2009
Unsecured senior term notes – Bodet & Horst	$11,000	$11,000
Unsecured term notes – existing	4,694	4,694
Canadian government loan	737	674
	16,431	16,368
Current maturities of long-term debt	(4,863)	(4,764)
Long-term debt, current maturities of long-term debt	$11,568	$11,604

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unsecured Term Notes- Bodet & Horst

In connection with the Bodet & Horst acquisition, we entered into an agreement that provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning three years from the date of the agreement (August 11, 2008). The principal payments are payable over an average term of 5.8 years through August 11, 2015. This agreement contains customary financial and other covenants as defined in the agreement.

Unsecured Term Notes- Existing

Our existing unsecured term notes have a fixed interest rate of 8.80% (payable semi-annually in March and September and subject to prepayment provisions each fiscal quarter as defined in the agreement). The remaining principal payment of $4.7 million is to be paid in March 2010.

Government of Quebec Loan

We have an agreement with the Government of Quebec for a term loan that is non-interest bearing and is payable in 48 equal monthly installments (denominated in Canadian dollars) commencing December 1, 2009. The proceeds were used to partially finance capital expenditures at our Rayonese facility located in Quebec, Canada. As of November 1, 2009, the outstanding balance on this loan was valued at $800,000 and $737,000 in Canadian and U.S. dollars, respectively.

Revolving Credit Agreement – United States

We have an unsecured credit agreement that provides for a revolving loan commitment of $6.5 million, including letters of credit up to $5.5 million. This agreement bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 3.24% at November 1, 2009) based on the company’s debt/EBITDA ratio, as defined in the agreement. As of November 1, 2009, there were $775,000 in outstanding letters of credit (all of which related to workers compensation) and no borrowings outstanding under the agreement.

On July 15, 2009, we entered into a fourteenth amendment to this revolving credit agreement. This amendment extended the expiration date to August 15, 2010.

Revolving Credit Agreement – China

Our China subsidiary has an unsecured revolving credit agreement with a bank in China to provide a line of credit available up to approximately $5.0 million, of which approximately $1.0 million includes letters of credit. This agreement bears interest at a rate determined by the Chinese government. There were no borrowings or letters of credit outstanding under the agreement as of November 1, 2009.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Overall

Our loan agreements require that we maintain compliance with certain financial covenants. At November 1, 2009, we were in compliance with these financial covenants.

As of November 1, 2009, the principal payment requirements of long-term debt during the next five years are: Year 1 – $4.8 million; Year 2 - $2.4 million; Year 3 - $2.4 million; Year 4 - $2.4 million; Year 5 - $2.2 million; and thereafter - $2.2 million.

12. Capital Lease Obligation

In May 2008, the company entered into a capital lease to finance the construction of certain equipment related to its mattress fabrics segment. The lease agreement contains a bargain purchase option and bears interest at 8.5%. The lease agreement requires principal payments totaling $1.4 million that commenced on July 1, 2008 to be paid in quarterly installments through April 2010. This agreement is secured by equipment with a carrying value of $2.4 million. The remaining principal payments of $280,000 will be paid in quarterly installments in fiscal 2010.

At November 1, 2009, the company has recorded $1.4 million for equipment under capital leases. This balance is reflected in property, plant, and equipment in the accompanying consolidated balance sheet as of November 1, 2009. Depreciation expense on the carrying value of $2.4 million associated with this capital lease obligation  was $52,000 and $104,000 for the three-month and six-month periods ending November 1, 2009. Depreciation expense was $35,000 for the three-month and six-month periods ending November 2, 2008. The equipment under this capital lease was placed into service in the company’s second quarter of fiscal 2009.

13. Fair Value of Financial Instruments

ASC Topic 820 establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the company’s assumptions (unobservable inputs). Determining where an asset or liability falls within that hierarchy depends on the lowest level input that is significant to the fair value measurement as a whole. An adjustment to the pricing method used within either level 1 or level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The hierarchy consists of three broad levels as follows:

Level 1 – Quoted market prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than level 1 inputs that are either directly or indirectly observable, and

Level 3 – Unobservable inputs developed using the company’s estimates and assumptions, which reflect those that market participants would use.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

Fair value measurements at November 1, 2009 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Canadian Dollar Fx Contract	Not applicable	78	Not applicable	78
Liabilities:
None	Not applicable	Not applicable	Not applicable	Not applicable

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

Most derivative contracts are not listed on an exchange and require the use of valuation models. Consistent with ASC Topic 820, the company attempts to maximize the use of observable market inputs in its models. When observable inputs are not available, the company defaults to unobservable inputs. Derivatives valued based on models with significant unobservable inputs and that are not actively traded, or trade activity is one way, are classified within level 3 of the fair value hierarchy.

The carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments.

The fair value of the company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities.  At November 1, 2009, the carrying value of the company’s long-term debt was $16.4 million and the fair value was $15.5 million. At May 3, 2009, the carrying value of the company’s long-term debt was $16.4 million and the fair value was $15.4 million.

14. Derivatives

In accordance with the provisions ASC Topic 815, Derivatives and Hedging, the company’s Canadian dollar foreign exchange contract and its interest rate swap agreement are designated as cash flow hedges, with the fair value of these financial instruments recorded in other assets or accrued expenses and changes in fair value recorded in accumulated other comprehensive income (loss). ASC Topic 815 requires disclosure of gains and losses on derivative instruments in the following tabular format.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	(Amounts in Thousands)
	Fair Values of Derivative Instruments As of,
	November 1, 2009		May 3, 2009

Derivatives designated as hedging instruments under ASC Topic 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Canadian dollar foreign exchange contract	Other assets	$78	Other assets	$20

Derivatives in ASC Topic 815 Net Investment Hedging Relationships	Amt of Gain (Loss) (net of tax) Recognized in OCI on Derivative (Effective Portion) and recorded in Other assets and Accrued Expenses at Fair Value		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (net of tax) or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	November 1, 2009	November 2, 2008		November 1, 2009	November 2, 2008		November 1, 2009	November 2, 2008

Canadian Dollar Foreign Exchange Contract	$58	-	N/A	-	-	N/A	N/A	N/A
Interest Rate Swap Agreement	-	$(4)	N/A	-	-	N/A	N/A	N/A

Canadian Dollar Foreign Exchange Rate

On January 21, 2009, the company entered into a Canadian dollar foreign exchange contract to mitigate the risk of foreign exchange rate fluctuations associated with its loan with the Government of Quebec. The agreement effectively converts the Canadian dollar principal payments at a fixed Canadian dollar foreign exchange rate compared with the United States dollar of 1.21812. This agreement expires November 1, 2013 and is secured by cash deposits totaling $200,000. These cash deposits of $200,000 are recorded in cash and cash equivalents in Consolidated Balance Sheet as of November 1, 2009 and May 3, 2009, respectively.

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

15.  Cash Flow Information

Payments for interest and income taxes follows:

	Six months ended
(dollars in thousands)	November 1, 2009	November 2, 2008
Interest	$713	$955
Net income tax payments (refund)	420	(53)

16.  Restructuring and Restructuring Related Charges

The following summarizes the fiscal 2010 activity in the restructuring accrual (dollars in thousands):

			Employee		Lease
			Termination	Lease	Termination
		Employee	Benefit	Termination	and Other
		Termination	Payments	and Other	Exit Cost	Balance
	Balance,	Benefit	Net of Cobra	Exit Cost	Receipts	November 1,
(dollars in thousands)	May 3, 2009	Adjustments	Premiums	Adjustments	(Payments)	2009
September 2008 Upholstery fabrics	$43	$-	$-	(101)	$58	$-
December 2006 Upholstery fabrics (1)	494	(169)	(203)	13	(36)	99
September 2005 Upholstery fabrics	81	-	-	-	(81)	-
Fiscal 2003 Culp Decorative fabrics (2)	235	-	-	27	(16)	246
Totals	$853	$(169)	$(203)	$(61)	$(75)	$345

(1)
The restructuring accrual at November 1, 2009, represents employee termination benefits and lease termination and other exit costs of $17 and $82, respectively. The restructuring accrual at May 3, 2009, represents employee termination benefits and lease termination and other exit costs of $389 and $105, respectively.

(2)	The restructuring accrual at November 1, 2009 and May 3, 2009 represents and lease termination and other exit costs of $246 and $235, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following summarizes restructuring and related charges incurred for the six-month period ending November 1, 2009 (dollars in thousands):

							Sales
							Proceeds from
	Operating	Lease	Write-Downs				Equipment
	Costs on	Termination	of Buildings		Asset	Employee	With No
	Closed	and Other	and	Inventory	Movement	Termination	Carrying
(dollars in thousands)	Facilities	Exit Costs	Equipment	Markdowns	Costs	Benefits	Value	Total

September 2008 Upholstery
fabrics (3)	$-	$(101)	$-	$-	$-	$-	$-	$(101)
December 2006 Upholstery
fabrics (4)	64	13	-	(50)	-	(169)	(113)	(255)
Fiscal 2003 Upholstery
fabrics (5)	-	27	-	-	-	-	-	27
Totals	$64	$(61)	$-	$(50)	$-	$(169)	$(113)	$(329)

(3)	This $101 credit was recorded in restructuring credit in the 2010 Consolidated Statement of Operations.
(4)	Of this $255 credit, a charge of $14 was recorded in cost of sales and a credit of $269 was recorded in restructuring credit in the 2010 Consolidated Statement of Operations.
(5)	This $27 charge was recorded in restructuring credit in the 2010 Consolidated Statement of Operations.

The following summarizes restructuring and related charges incurred for the six-month period ending November 2, 2008 (dollars in thousands):

								Sales
								Proceeds from
	Operating	Lease	Write-Downs					Equipment
	Costs on	Termination	of Buildings				Employee	With No
	Closed	and Other	and		Inventory	Accelerated	Termination	Carrying
(dollars in thousands)	Facilities	Exit Costs	Equipment		Markdowns	Depreciation	Benefits	Value	Total
September 2008 Upholstery	$3	$437	$6,562		$319	$2,090	$35	$-	$9,446
fabrics (6)
December 2006 Upholstery
fabrics (7)	28	10	1,250		790	-	763	-	2,841
Other Upholstery
fabrics (8)	-	-	-		-	-	(22)	-	(22)
Totals	$31	$447	$7,812	(9)	$1,109	$2,090	$776	$-	$12,265

(6)	Of this total charge, $2.4 million and $7.0 million were recorded in cost of sales and restructuring expense in the 2009 Consolidated Statement of Operations.
(7)
Of this total charge, $813 was recorded in cost of sales, $4 was recorded in selling, general, and administrative expense, and $2.0 million was recorded in restructuring expense in the 2009 Consolidated Statement of Operations. Of this total charge, $2.4 million and $438 was recorded in the second quarter and first quarter of fiscal 2009, respectively.

(8)	This $22 credit was recorded in restructuring expense in the 2009 Consolidated Statement of Operations.
(9)
The $7.8 million restructuring charge represents impairments of $2.2 million for fixed assets abandoned in connection with the consolidation of certain plant facilities in China and $795 for a reduction in the selling price of the company's corporate headquarters to $4.0 million which was sold in the third quarter of fiscal 2009. This $4.0 million is recorded in assets held for sale in the November 2, 2008 Consolidated Balance Sheet. In addition, during the course of our strategic review in the second quarter of fiscal 2009, of our upholstery fabrics business, we assessed the recoverability of the carrying value of our upholstery fabric fixed assets that are being held and used in operations. This strategic review resulted in impairment losses of $4.4 million and $456 for fixed assets located in China and the U.S., respectively. These losses reflect the amounts by which the carrying values of these fixed assets exceed their estimated fair values determined by their estimated future discounted cash flow and quoted market prices.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

17.  Assets Held For Sale

A summary of assets held for sale follows:

(dollars in thousands)	November 1, 2009	May 3, 2009
Upholstery fabrics	$140	$1,189
Mattress fabrics	20	20
	$160	$1,209

The carrying value of these assets held for sale are presented separately in the November 1, 2009 and May 3, 2009 consolidated balance sheets and are no longer being depreciated.

U.S. Upholstery Fabrics

During the first quarter of fiscal 2010, the company received proceeds totaling $172,000 for the sale of equipment related to the U.S. upholstery fabric operations.

Due to the favorable results from the company's profit improvement plan and restructuring activities initiated in the second quarter of fiscal 2009, management assessed the classification of upholstery fabric assets classified as held for sale. As a result of this assessment, upholstery fabric assets with a carrying value of $699,000 were reclassified from assets held for sale to held and used (property, plant, and equipment on the November 1, 2009 Consolidated Balance Sheet). This carrying value of $699,000 represents these assets' carrying amount before being classified as held for sale (the third quarter of fiscal 2009), adjusted for depreciation expense that would have been recognized had these assets been classified as held and used, which is lower than these assets' fair value at the date they were reclassified to held and used. Consequently, we recorded a second quarter charge to depreciation expense of $178,000 in the 2010 Consolidated Statement of Operations.

18.  Net Income (Loss) Per Share

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three months ended
(amounts in thousands)	November 1, 2009	November 2, 2008
Weighted average common shares outstanding, basic	12,671	12,650
Dilutive effect of stock-based compensation	181	-
Weighted average common shares outstanding, diluted	12,852	12,650

Options to purchase 193,750 and 303,250 shares of common stock were not included in the computation of diluted net income (loss) per share for the three months ended November 1, 2009 and November 2, 2008, respectively, because the exercise price of the options was greater than the average market price of the common shares. Additionally, options to purchase 4,357 shares were not included in the computation of diluted net loss per share for the three-months ended November 2, 2008, because the company incurred a net loss for this period.

The computation of basic net income per share did not include 195,000 shares of time vested restricted common stock and 80,000 shares of performance based restricted stock units as these awards were unvested as of November 1, 2009. The company did not have any outstanding shares of time vested restricted common stock or performance based restricted stock units as of November 2, 2008 and, therefore, did not have an effect on the computation of basic net loss per share.

	Six months ended
(amounts in thousands)	November 1, 2009	November 2, 2008
Weighted average common shares outstanding, basic	12,662	12,649
Dilutive effect of stock-based compensation	142	-
Weighted average common shares outstanding, diluted	12,804	12,649

Options to purchase 205,750 and 293,250 shares of common stock were not included in the computation of diluted net income (loss) per share for the six months ended November 1, 2009 and November 2, 2008, respectively, because the exercise price of the options was greater than the average market price of the common shares. Additionally, options to purchase 43,131 shares were not included in the computation of diluted net loss per share for the six-months ended November 2, 2008, because the company incurred a net loss.

The computation of basic net income per share did not include 195,000 shares of time vested restricted common stock and 80,000 shares of performance based restricted stock units as these shares were unvested as of November 1, 2009. The company did not have any outstanding shares of time vested restricted common stock or performance based restricted stock units as of November 2, 2008 and, therefore, did not have an effect on the computation of basic net loss per share.

19.  Comprehensive Income (Loss)

Comprehensive income (loss) is the total income (loss) and other changes in shareholders’ equity, except those resulting from investments by shareholders and distributions to shareholders not reflected in net income (loss).

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A summary of comprehensive income (loss) follows:

	Six months ended
(dollars in thousands)	November 1, 2009	November 2, 2008
Net income (loss)	$4,755	$(40,088)
Gain (Loss) on cash flow hedge, net of income taxes	58	(4)
Comprehensive income (loss)	$4,813	$(40,092)

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Financial information for the company’s operating segments as follows:

	Three months ended
(dollars in thousands)	November 1, 2009		November 2, 2008
Net sales:
Mattress Fabrics	$28,202		$28,048
Upholstery Fabrics	21,514		24,215
	$49,716		$52,263

Gross profit:
Mattress Fabrics	$5,896		$5,084
Upholstery Fabrics	3,281		1,277
Total segment gross profit	9,177		6,361
Restructuring related charges	(43	) (1)	(3,213	) (3)
	$9,134		$3,148

Selling, general, and administrative expenses:
Mattress Fabrics	$1,856		$1,833
Upholstery Fabrics	2,183		2,081
Total segment selling, general, and
administrative expenses	4,039		3,914
Unallocated corporate expenses	1,346		523
Restructuring related charges	-	(1)	2	(3)
	$5,385		$4,439

Income (loss) from operations:
Mattress Fabrics	$4,041		$3,251
Upholstery Fabrics	1,097		(804)
Total segment income from operations	5,138		2,447
Unallocated corporate expenses	(1,346)		(523)
Restructuring and related credit (charge)	141	(2)	(11,849	) (4)
Total income (loss) from operations	3,933		(9,925)
Interest expense	342		663
Interest income	(16)		(21)
Other expense (income)	103		(250)
Income (loss) before income taxes	$3,504		$(10,317)

(1)	The $43 restructuring related charge represents other operating costs associated with a closed plant facility. This restructuring related charge relates to the Upholstery Fabrics segment

(2)
The $141 restructuring and related credit represents a credit of $200 for employee termination benefits, offset by a charge of $43 for other operating costs associated with a closed plant facility, and a charge of $16 for lease termination and other exit costs. Of this total credit, a credit of $184 was recorded in restructuring credit and a charge of $43 was recorded in cost of sales. This restructuring and related credit relates to the Upholstery Fabrics segment.

(3)
The $3.2 million restructuring related charge represents $2.1 million for accelerated depreciation, $1.1 million for inventory markdowns, and $15 for other operating costs associated with closed plant facilities. The $2 restructuring related charge represents other operating costs associated with closed plant facilities. These restructuring related charges relate to the Upholstery Fabrics segment.

(4)
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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six months ended
(dollars in thousands)	November 1, 2009		November 2, 2008
Net sales:
Mattress Fabrics	$54,476		$63,610
Upholstery Fabrics	40,717		47,975
	$95,193		$111,585

Gross profit:
Mattress Fabrics	$10,658		$11,428
Upholstery Fabrics	6,076		2,347
Total segment gross profit	16,734		13,775
Restructuring related charges	(14	) (5)	(3,225	) (7)
	$16,720		$10,550

Selling, general, and administrative expenses:
Mattress Fabrics	$3,665		$3,961
Upholstery Fabrics	4,216		4,565
Total segment selling, general, and
administrative expenses	7,881		8,526
Unallocated corporate expenses	2,399		1,293
Restructuring related charges	-	(5)	4	(7)
	$10,280		$9,823

Income (loss) from operations:
Mattress Fabrics	$6,993		$7,467
Upholstery Fabrics	1,860		(2,218)
Total segment income from operations	8,853		5,249
Unallocated corporate expenses	(2,399)		(1,293)
Restructuring and related credit (charge)	329	(6)	(12,265	) (8)
Total income (loss) from operations	6,783		(8,309)
Interest expense	699		1,095
Interest income	(28)		(55)
Other expense (income)	617		(236)
Income (loss) before income taxes	$5,495		$(9,113)

(5)
The $14 restructuring related charge represents $64 for other operating costs associated with a closed plant facility offset by a credit of $50 for inventory markdowns. This restructuring related charge relates to the Upholstery Fabrics segment.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(6)
The $329 restructuring and related credit represents a credit of $169 for employee termination benefits, a credit of $113 for sales proceeds received on equipment with no carrying value, a credit of $61for lease termination and other exit costs, a credit of $50 for inventory markdowns offset by a charge of $64 for other operating costs associated with a closed plant facility. Of this total credit, a credit of $343 was recorded in restructuring credit and a charge of $14 was recorded in cost of sales. This restructuring and related credit relates to the Upholstery Fabrics segment.

(7)
The $3.2 million restructuring related charge represents $2.1 million for accelerated depreciation, $1.1 million for inventory markdowns, and $27 for other operating costs associated with closed plant facilities. The $4 restructuring related charge represents other operating costs associated with closed plant facilities. These restructuring related charges relate to the Upholstery Fabrics segment.

(8)
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

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	November 1, 2009	May 3, 2009
Segment assets:
Mattress Fabrics
Current assets (9)	$20,217	$21,823
Assets held for sale	20	20
Non-compete agreements, net	1,061	1,164
Goodwill	11,462	11,593
Property, plant and equipment (10)	23,588	23,674
Total mattress fabrics assets	56,348	58,274
Upholstery Fabrics
Current assets (9)	18,388	20,271
Assets held for sale	140	1,189
Property, plant and equipment (11)	675	-
Total upholstery fabrics assets	19,203	21,460
Total segment assets	75,551	79,734
Non-segment assets:
Cash and cash equivalents	19,575	11,797
Income taxes receivable	384	210
Deferred income taxes	58	54
Other current assets	972	1,264
Property, plant and equipment (12)	532	579
Other assets	1,708	1,656
Total assets	$98,780	$95,294

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six months ended
(dollars in thousands)	November 1, 2009	November 2, 2008
Capital expenditures (13):
Mattress Fabrics	$1,753	$2,271
Upholstery Fabrics	-	373
Unallocated Corporate	23	-
Total capital expenditures	$1,776	$2,644
Depreciation expense:
Mattress Fabrics	$1,779	$1,693
Upholstery Fabrics	273	940
Total segment depreciation expenses	2,052	2,633
Accelerated depreciation - Upholstery Fabrics	-	2,090
Total segment depreciation expense	$2,052	$4,723

(9)	Current assets represent accounts receivable and inventory for the respective segment.

(10)
The $23.6 million at November 1, 2009, represents property, plant, and equipment located in the U.S. of $16.2 million and located in Canada of $7.4 million. The $23.7 million at May 3, 2009, represents property, plant, and equipment located in the U.S. of $16.4 million and located in Canada of $7.3 million.

(11)
The $675 at November 1, 2009, represents property, plant, and equipment located in the U.S. and was reclassified from assets held for sale in the second quarter of fiscal 2010 (see Note 17). At May 3, 2009, the upholstery fabrics segment did not have a property, plant, and equipment balance due to impairment charges incurred in fiscal 2009 and classification of property, plant, and equipment to assets held for sale.

(12)
The $532 and $579 at November 1, 2009 and May 3, 2009, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments.

(13)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

21.  Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $740,000, or 13.5% of income before income tax expense, for the six-month period ended November 1, 2009, compared to income tax expense of $31.0 million, or 340% of loss before income tax expense, for the six-month period ended November 2, 2008. Our effective income tax rate for the six month periods ended November 1, 2009, and November 2, 2008, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The income tax expense for the six-month period ended November 1, 2009, is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•
The income tax rate was reduced by 34% for a reduction in the valuation allowance recorded against substantially all of our net deferred tax assets. This reduction in the valuation allowance is primarily due to the U.S. taxable income generated by the repatriation of the undistributed earnings from our subsidiaries located in China and the resulting usage of the U.S. net operating loss carryforwards.

•
The income tax rate was reduced by 10% for the tax effects of foreign exchange losses on U.S. denominated account balances in which income taxes are paid in Canadian dollars. The Canadian foreign exchange rate in relation to the U.S. dollar has been very volatile due to current global economic conditions.

•
The income tax rate was reduced by 6% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

•
The income tax rate increased 17% for the recording of a deferred tax liability for estimated U.S. income taxes that will be payable upon anticipated future repatriation of undistributed earnings from our subsidiaries located in China. During the first quarter of fiscal 2010, we received authorization from the Chinese government to repatriate additional funds that would not be subject to withholding taxes payable in China.

•	The income tax rate increased 11% for an increase in income tax reserves for unrecognized tax benefits.

•	The income tax rate increased 1% for stock-based compensation and other miscellaneous items.

The income tax expense for the six-month period ending November 2, 2008, is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•	The income tax rate was increased by 343% for the establishment of a valuation allowance against substantially all of our net deferred tax assets.

•
The income tax rate was increased by 21% for the tax effects of foreign exchange gains on U.S. denominated account balances in which income taxes are paid in Canadian dollars. The Canadian foreign exchange rate in relation to the U.S. dollar has been very volatile due to current global economic conditions.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

•	The income tax rate increased 13% for an increase in income tax reserves for unrecognized tax benefits.

•	The income tax rate was reduced by 3% for other miscellaneous items.

Deferred Income Taxes

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. The significant uncertainty in current and expected demand for furniture and mattresses, along with the prevailing uncertainty in the overall economic climate, has made it very difficult to forecast both short-term and long-term financial results. Based on this significant negative evidence, we maintain our position that the U.S. and China net deferred tax assets are not more-likely-than-not to be fully recovered. As of November 1, 2009, we have a $24.3 million valuation allowance, of which $22.6 million and $1.7 million were against the net deferred tax assets of our U.S. and China operations, respectively. As of May 3, 2009, we had a valuation allowance of $27.2 million, of which $25.3 million and $1.9 million were against the net deferred tax assets of our U.S. and China operations, respectively. Our net deferred tax asset primarily resulted from the recording of the income tax benefit of U.S. income tax loss carryforwards over the last several years, which totaled $71.3 million at the end of fiscal 2009. The recorded valuation allowance of $24.3 million has no effect on our operations, loan covenant compliance, or the possible utilization of the U.S. income tax loss carryforwards in the future. If and when we utilize any of these U.S. income tax loss carryforwards to offset future U.S. taxable income, the income tax benefit would be recognized at that time.

At November 1, 2009, the remaining current deferred tax asset was $58,000 and noncurrent deferred tax liability was $1.1 million, each of which pertain to our operations in Canada.

Uncertainty In Income Taxes

At November 1, 2009, we had $9.1 million of total gross unrecognized tax benefits, of which $3.6 million represents the amount of gross unrecognized tax benefits that, if recognized would favorably affect the income tax rate in future periods. Of the $9.1 million in gross unrecognized tax benefits as of November 1, 2009, $5.5 million were classified as net non-current deferred income taxes and $3.6 million were classified as income taxes payable –long-term in the accompanying consolidated balance sheets.

We estimate that the amount of unrecognized tax benefits will increase by approximately $598,000 by the end of the fiscal year. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

22.  Statutory Reserves

The company’s subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of November 1, 2009, the company’s statutory surplus reserve was $1.9 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The company’s subsidiaries located in China can transfer funds to the parent company with the exception of the statutory surplus reserve of $1.9 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

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

Executive Summary
Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The three months ended November 1, 2009 and November 2, 2008 represent 13 week periods, respectively. The six months ended November 1, 2009, and November 2, 2008, represent 26 and 27 week periods, respectively. We have operations classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment primarily manufacturers, sources and sells fabrics to bedding manufacturers. The upholstery fabrics segment sources, manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers. We believe that Culp is the largest marketer of mattress fabrics in North America, and one of the largest marketers of upholstery fabrics for furniture in North America, both measured by total sales.

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

Our second quarter financial results for fiscal 2010 reflect significant improvement in profitability over the prior year period.  Overall sales were down 5% from the previous year, as our mattress fabrics segment experienced a slight year over year sales gain and our upholstery fabric net sales declined 11%.  Net income was $2.9 million, or $0.22 per diluted share, compared with a net loss $40.9 million, or $3.23 per share the previous year.  Last year’s results reflect non-recurring charges totaling $43.0 million, which include a charge of $31.2 million for the establishment of a valuation allowance against substantially all of our net deferred tax assets and restructuring and related charges of $11.8 million.  Both of our reporting segments experienced significant year over year gains in operating income, with mattress fabrics up 24% over the prior year period, and upholstery fabrics reporting operating income of $1.1 million, reversing an $804,000 loss.

The company’s financial position continued to strengthen in the second quarter, with an ending cash balance of $19.6 million and total debt (current maturities of long-term debt and long-term debt) of $16.4 million.  Cash and cash equivalents have grown almost $8 million since the end of fiscal 2009, while total debt has remained the same.   We also continue to make improvements in our working capital management.  Day’s sales in receivables and inventory turnover have steadily improved, even with declining sales.

Operationally, both segments continue to focus on improvements.  In the mattress fabrics segment, during the quarter we completed the installation of additional equipment to further expand our knit capacity and improve our production capabilities for both knits and woven fabrics.  We have also initiated the purchase of state-of-the art finishing equipment for our knit business to be installed during our third fiscal quarter of fiscal 2010.  With respect to upholstery fabrics, as reflected in the reversal of the operating loss from last year, we are realizing the incremental benefits of the profit improvement plan completed last year, which included significant reductions in selling, general, and administrative expenses and fixed manufacturing costs. These initiatives have led to a leaner and more agile operating platform and have allowed us to shift our focus to product development, sales and marketing, and delivery performance.

The following tables set forth the company’s statement of operations by segment for the three and six months ended November 1, 2009, and November 2, 2008.

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE THREE MONTHS ENDED NOVEMBER 1, 2009 AND NOVEMBER 2, 2008

(Amounts in thousands)

	THREE MONTHS ENDED (UNAUDITED)

	Amounts						Percent of Total Sales
	November 1,		November 2,		% Over		November 1,		November 2,
Net Sales by Segment	2009		2008		(Under)		2009		2008

Mattress Fabrics	$28,202		28,048		0.5%		56.7%		53.7%
Upholstery Fabrics	21,514		24,215		(11.2	) %	43.3%		46.3%

Net Sales	$49,716		52,263		(4.9	) %	100.0%		100.0%

Gross Profit by Segment							Gross Profit Margin

Mattress Fabrics	$5,896		5,084		16.0%		20.9%		18.1%
Upholstery Fabrics	3,281		1,277		156.9%		15.3%		5.3%
Subtotal	9,177		6,361		44.3%		18.5%		12.2%

Restructuring related charges	(43)	(1)	(3,213)	(1)	N.M.		(0.1	) %	(6.1	) %

Gross Profit	$9,134		3,148		190.2%		18.4%		6.0%

Selling, General and Administrative expenses by Segment							Percent of Sales

Mattress Fabrics	$1,856		1,833		1.3%		6.6%		6.5%
Upholstery Fabrics	2,183		2,081		4.9%		10.1%		8.6%
Unallocated Corporate expenses	1,346		523		157.4%		2.7%		1.0%
Subtotal	5,385		4,437		21.4%		10.8%		8.5%

Restructuring related charges	-	(1)	2	(1)	(100.0	) %	0.0%		0.0%

Selling, General and Administrative expenses	$5,385		4,439		21.3%		10.8%		8.5%

Operating Income (loss) by Segment							Operating Income (Loss) Margin

Mattress Fabrics	$4,041		3,251		24.3%		14.3%		11.6%
Upholstery Fabrics	1,097		(804)		N.M.		5.1%		(3.3	) %
Unallocated corporate expenses	(1,346)		(523)		(157.4	) %	(2.7	) %	(1.0	) %
Subtotal	3,792		1,924		97.1%		7.6%		3.7%

Restructuring (credit) expense and restructuring related charges	141	(1)	(11,849)	(1)	N.M.		0.3%		(22.7	) %

Operating income (loss)	$3,933		(9,925)		N.M.		7.9%		(19.0	) %

Depreciation by Segment

Mattress Fabrics	$880		935		(5.9	) %
Upholstery Fabrics	240		439		(45.3	) %
Subtotal	1,120		1,374		(18.5	) %
Accelerated depreciation - Upholstery Fabrics	-		2,090		(100.0	) %
Total Depreciation	1,120		3,464		(67.7	) %

Notes:

(1) See restructuring and related charges/credits section of the Management's Discussion and Analysis for detailed explanations.

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE SIX MONTHS ENDED NOVEMBER 1, 2009 AND NOVEMBER 2, 2008

(Amounts in thousands)

	SIX MONTHS ENDED (UNAUDITED)

	Amounts						Percent of Total Sales
	November 1,		November 2,		% Over		November 1,		November 2,
Net Sales by Segment	2009		2008		(Under)		2009		2008

Mattress Fabrics	$54,476		63,610		(14.4	) %	57.2%		57.0%
Upholstery Fabrics	40,717		47,975		(15.1	) %	42.8%		43.0%

Net Sales	$95,193		111,585		(14.7	) %	100.0%		100.0%

Gross Profit by Segment							Gross Profit Margin

Mattress Fabrics	$10,658		11,428		(6.7	) %	19.6%		18.0%
Upholstery Fabrics	6,076		2,347		158.9%		14.9%		4.9%
Subtotal	16,734		13,775		21.5%		17.6%		12.3%

Restructuring related charges	(14)	(1)	(3,225)	(1)	N.M.		(0.0	) %	(2.9	) %

Gross Profit	$16,720		10,550		58.5%		17.6%		9.5%

Selling, General and Administrative expenses by Segment							Percent of Sales

Mattress Fabrics	$3,665		3,961		(7.5	) %	6.7%		6.2%
Upholstery Fabrics	4,216		4,565		(7.6	) %	10.4%		9.5%
Unallocated Corporate expenses	2,399		1,293		85.5%		2.5%		1.2%
Subtotal	10,280		9,819		4.7%		10.8%		8.8%

Restructuring related charges	-	(1)	4	(1)	(100.0	) %	0.0%		0.0%

Selling, General and Administrative expenses	$10,280		9,823		4.7%		10.8%		8.8%

Operating Income (loss) by Segment							Operating Income (Loss) Margin

Mattress Fabrics	$6,993		7,467		(6.3	) %	12.8%		11.7%
Upholstery Fabrics	1,860		(2,218)		N.M.		4.6%		(4.6	) %
Unallocated corporate expenses	(2,399)		(1,293)		(85.5	) %	(2.5	) %	(1.2	) %
Subtotal	6,454		3,956		63.1%		6.8%		3.5%

Restructuring (credit) expense and restructuring related charges	329	(1)	(12,265)	(1)	N.M.		0.3%		(11.0	) %

Operating income (loss)	$6,783		(8,309)		N.M.		7.1%		(7.4	) %

Depreciation by Segment

Mattress Fabrics	$1,779		1,693		5.1%
Upholstery Fabrics	273		940		(71.0	) %
Subtotal	2,052		2,633		(22.1	) %
Accelerated depreciation	-		2,090		(100.0	) %
Total depreciation	2,052		4,723		(56.6	) %

Notes:

(1) See restructuring and related charges/credits section of the Management's Discussion and Analysis for detailed explanations.

Three and Six months ended November 1, 2009 compared with the Three and Six Months ended November 2, 2008

Overview

For the three months ended November 1, 2009, net sales were $49.7 million, a decrease of 5% compared with $52.3 million for the three months ended November 2, 2008. We reported net income of $2.9 million, or $0.22 per diluted share for the second quarter of fiscal 2010. We reported a net loss of $40.9 million, or $3.23 per diluted share, for the second quarter of fiscal 2009. The net loss of $40.9 million included a non-cash income tax charge of $31.2 million for the establishment of a valuation allowance against substantially all of our net deferred tax assets. On a pre-tax basis, we reported income of $3.5 million for the second quarter of fiscal 2010 compared with a loss of $10.3 million for the second quarter of fiscal 2009. The pre-tax results for the second quarter of fiscal 2010 included restructuring and related credits in the upholstery fabrics segment of $141,000. The pre-tax results for the second quarter of fiscal 2009 included restructuring and related charges of $11.8 million (of which $11.0 million and $839,000 represented non-cash and cash charges, respectively.

The six months ended November 1, 2009, had a total of 26 weeks compared with 27 weeks for the six months ended November 2, 2008. For the six months ended November 1, 2009, net sales were $95.2 million compared with $111.6 million for the six months ended November 2, 2008. We reported net income of $4.8 million, or $0.37 per diluted share, for the six months ended November 1, 2009, compared with a net loss of $40.1 million, or $3.17 per diluted share, for the six months ended November 2, 2008. The net loss of $40.1 million included a non-cash income tax charge of $31.2 million for the establishment of a valuation allowance against substantially all of our net deferred tax assets. On a pre-tax basis, we reported income of $5.5 million for the six months ended November 1, 2009 compared with a loss of $9.1 million for six months ended November 2, 2008. The pre-tax results for the six months ended November 1, 2009, included restructuring and related credits in the upholstery fabrics segment of $329,000. The pre-tax results for the six months ended November 2, 2008, included restructuring and related charges of $12.3 million (of which $11.0 million and $1.3 million represented non-cash and cash charges, respectively.

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

(dollars in thousands)	Fair Value
Inventories	$1,439
Other current assets	17
Property, plant, and equipment	3,000
Non-compete agreement (Note 7)	887
Goodwill	7,348
Accounts payable	$(1,291)
$11,400

The following unaudited pro forma consolidated results of operations for the three month and six month periods ended November 2, 2008, have been prepared as if the acquisition of Bodet & Horst had occurred at April 28, 2008.

Three months ended
(dollars in thousands)	November 2, 2008
Net Sales	$52,263

Loss from operations	(9,925)

Net loss	(40,868)

Net loss per share, basic	(3.23)

Net loss per share, diluted	(3.23)

Six months ended
(dollars in thousands)	November 2, 2008
Net Sales	$111,585

Loss from operations	(7,365)

Net loss	(39,633)

Net loss per share, basic	(3.13)

Net loss per share, diluted	(3.13)

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Net Sales

Mattress fabrics sales for the second quarter of fiscal 2010 were $28.2 million compared with $28.0 million for the second quarter of fiscal 2009. On a unit volume basis, total yards sold for the second quarter of fiscal 2010 remained flat compared with the second quarter of fiscal 2009. The $2.49 per yard average selling price for the second quarter of fiscal 2010 was 1% higher than the second quarter of fiscal 2009.

Mattress fabrics sales for the six months ended November 1, 2009, were $54.5 million, a decrease of 14% compared with $63.6 million for the six months ended November 2, 2008. Average net sales per week declined by 11% when comparing the six months ended November 1, 2009 and November 2, 2008, respectively. The six months ended November 1, 2009, had a total of 26 weeks compared with 27 weeks for the six months ended November 2, 2008.  On a unit volume basis, total yards sold for the six months ended November 1, 2009, decreased 14% compared with the six months ended November 2, 2008. The $2.47 per yard average selling price for the six months ended November 1, 2009 remained flat compared with the six months ended November 2, 2008. The reduced sales volume as compared to the prior year is indicative of the weak consumer demand trends for bedding products, most noticeably in the first quarter of fiscal 2010, compared with the first quarter of fiscal 2009. With the net sales remaining flat in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009, we are seeing demand gradually improve.

Gross Profit and Operating Income

For the second quarter of fiscal 2010, the mattress fabrics segment reported a gross profit of $5.9 million, or 20.9% of net sales, compared with $5.1 million or 18.1% of net sales for the second quarter of fiscal 2009. Selling, general, and administrative expenses (SG&A) for the second quarter of fiscal 2010 and fiscal 2009 were $1.8 million. Operating income was $4.0 million for the second quarter of fiscal 2010 compared with $3.3 million for the second quarter of fiscal 2009. Operating margins were 14.3% and 11.6% of net sales in the second quarter of fiscal 2010 and 2009, respectively.

For the six months ended November 1, 2009, the mattress fabrics segment reported a gross profit of $10.7 million, or 19.6% of net sales, compared with $11.4 million, or 18% of net sales, for the six months ended November 2, 2008. SG&A for the six months ended November 1, 2009, was $3.7 million compared with $4.0 million for the six months ended November 2, 2008. Operating income was $7.0 million for the six months ended November 1, 2009, compared with $7.5 million for the six months ended November 2, 2008. Operating margins were 12.8% and 11.7% of net sales for the first six months of fiscal 2010 and 2009, respectively.

While we have experienced lower sales in the first six months of fiscal 2010 as compared with the first six months of fiscal 2009, we have continued to focus on operating performance.  This effort has paid off, as our gross margins were higher in fiscal 2010 compared to fiscal 2009. Our improved performance in mattress fabrics reflects global sourcing of raw materials and the benefits of the ongoing investments we have made to develop an efficient and scalable manufacturing platform. These investments include the Bodet & Horst acquisition made in August of fiscal 2009.  In the second quarter of fiscal 2010, we completed an installation of additional equipment to further expand our knit capacity and improve production capabilities for both knits and woven fabrics. We have also initiated the purchase of state-of-the-art finishing equipment for our knit business to be installed during the third quarter of fiscal 2010. In addition, we are implementing an energy initiative in our Canadian operation that will have an environmental benefit and reduce future operating costs. As a result of these investments, we will be fully vertically integrated in all product categories of this segment.

Segment assets

Segment assets consist of accounts receivable, inventory, assets held for sale, non-compete agreements associated with the ITG and Bodet & Horst acquisitions, goodwill, and property, plant, and equipment. As of November 1 2009, accounts receivable and inventory totaled $20.2 million compared with $21.8 million at May 3, 2009.  As of November 1, 2009, and May 3, 2009, the carrying value of assets held for sale was $20,000.

As of November 1, 2009, and May 3, 2009, the carrying value of the non-compete agreements were $1.1 million and $1.2 million, respectively. As of November 1, 2009, and May 3, 2009, the carrying values of the segment’s goodwill were $11.5 million and $11.6 million, respectively. During the first quarter of fiscal 2010, we finalized our valuation of the fair values for the assets acquired and liabilities assumed regarding the Bodet & Horst acquisition. As a result of this final valuation, we recorded an adjustment to increase the fair value of the non-compete agreement and reduced the fair value of goodwill by $131,000.

As of November 1, 2009, property, plant and equipment totaled $23.6 million compared with $23.7 million at May 3, 2009.  The $23.6 million at November 1, 2009, represents property, plant, and equipment located in the U.S. of $16.2 million and located in Canada of $7.4 million. The $23.7 million at May 3, 2009, represents property, plant, and equipment located in the U.S. of $16.4 million and located in Canada of $7.3 million.

Upholstery Fabrics Segment

Net Sales

Upholstery fabric net sales (which include both fabric and cut and sewn kits) for the second quarter of fiscal 2010 were $21.5 million, an 11% decline compared with $24.2 million in the second quarter of fiscal 2009. On a unit volume basis, total yards sold (which excludes fabric used in cut and sewn kits) for the second quarter of fiscal 2010 decreased by 4% compared with the second quarter of fiscal 2009. The average selling price of $4.09 decreased 7% for the second quarter of fiscal 2010 compared with the second quarter of fiscal 2009. Net sales of upholstery fabrics produced outside our U.S. manufacturing operations were $17.9 million in the second quarter of fiscal 2010 compared with $18.1 million in the second quarter of fiscal 20009. Net sales of U.S. produced upholstery fabrics were $3.6 million in the second quarter of fiscal 2010, a decrease of 41% from $6.1 million in the second quarter of fiscal 2009.

For the six months ended November 1, 2009, upholstery fabric net sales (which include both fabric and cut and sewn kits) were $40.7 million, a 15% decline compared with $48.0 million for the six months ended November 2, 2008. Average net sales per week declined by 12% when comparing the six months ended November 1, 2009 and November 2, 2008, respectively. The six months ended November 1, 2009 had a total of 26 weeks compared with 27 weeks for the six months ended November 2, 2008.  On a unit volume basis, total yards sold (which exclude fabric used in cut and sewn kits) for the six months ended November 1, 2009, decreased by 14% compared with the six months ended November 2, 2008. The average selling price of $4.13 decreased 5% for the six months ended November 1, 2009, compared with the six months ended November 2, 2008. Net sales of upholstery fabrics produced outside our U.S. manufacturing operations were $34.0 million for the six months ended November 1, 2009, a decrease of 4% from $35.5 million for the six months ended November 2, 2008. Net sales of U.S. produced upholstery fabrics were $6.7 million for the six months ended November 1, 2009, a decrease of 47% from $12.5 million for the six months ended November 2, 2008.

Upholstery fabrics net sales reflect lower demand industry wide, as well as continued weak demand for U.S. produced upholstery fabrics, driven by consumer preference for leather and suede furniture and other imported furniture and fabrics. In addition, the significant reduction in net sales has been affected by the planned discontinuation of certain U.S. produced products, and a significant increase in the provision for returns, allowances, and discounts.

Gross Profit and Operating Income (Loss)

The upholstery fabrics segment reported a gross profit of $3.3 million in the second quarter of fiscal 2010 compared with $1.3 million in the second quarter of fiscal 2009. Selling, general, and administrative expenses for the second quarter of fiscal 2010 were $2.2 million compared with $2.1 million in the second quarter of fiscal 2009. This significant improvement in gross profit led to operating income of $1.1 million in the second quarter of fiscal 2010, which reversed an operating loss of $804,000 in the second quarter of fiscal 2009.

The upholstery fabrics segment reported a gross profit of $6.1 million for the six months ended November 1, 2009, compared with $2.3 million for the six months ended November 2, 2008. Selling, general, and administrative expenses for the six months ended November 1, 2009, were $4.2 million compared with $4.6 million for the six months ended November 2, 2008. This significant improvement in gross profit and reduction in SG&A led to operating income of $1.9 million for the six months ended November 1, 2009, which reversed an operating loss of $2.2 million for the six months ended November 2, 2008.

As reflected in the 15% year over year sales decline, this business has clearly been affected by the soft demand for furniture.  However, we are encouraged by the improved operating performance in the upholstery fabrics business. We are realizing the incremental benefits of our restructuring activities and the profit improvement plan completed last year, which included significant reductions in selling, general, and administrative expenses and fixed manufacturing costs. These initiatives led to a leaner and more agile operating platform and have allowed us to shift our focus to product development, sales and marketing, and delivery performance. This focus is expected to further benefit our upholstery fabrics business, especially when the economy stabilizes and consumer spending increases.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and assets held for sale.  As of November 1, 2009, accounts receivable and inventory totaled $18.4 million compared to $20.2 million at May 3, 2009. This decline reflects lower sales volume and improved working capital management.

As of November 1, 2009, the upholstery fabrics segment had property, plant, and equipment with a carrying value of $675,000. This property, plant, and equipment are located in the U.S. and were reclassified from assets held for sale in the second quarter of fiscal 2010 (see below paragraph). As of May 3, 2009, the upholstery fabrics segment reported no carrying value associated with its property, plant, and equipment due to impairment charges incurred in fiscal 2009 (see restructuring section) and classification of property, plant, and equipment as assets held for sale.

At November 1, 2009 and May 3, 2009, this segment had assets held for sale with a carrying value of $140,000 and $1.2 million, respectively. Due to the favorable results from the company's profit improvement plan and restructuring activities initiated in the second quarter of fiscal 2009, management assessed the classification of upholstery fabric assets classified as held for sale. As a result of this assessment, upholstery fabric assets with a carrying value of $699,000 were reclassified from assets held for sale to held and used (property, plant, and equipment on the November 1, 2009 Consolidated Balance Sheet). This carrying value of $699,000 represents these assets' carrying amount before being classified as held for sale (the third quarter of fiscal 2009), adjusted for depreciation expense that would have been recognized had these assets been classified as held and used, which is lower than these assets' fair value at the date they were reclassified to held and used. Consequently, we recorded a second quarter charge to depreciation expense of $178,000 in the 2010 Consolidated Statement of Operations. In addition, we received proceeds totaling $172,000 for the sale of equipment related to the U.S. upholstery fabric operations.

Restructuring and Related Charges/Credits

Fiscal 2010

During the first six months of fiscal 2010, we recorded a total restructuring and related credit of $329,000, of which a credit of $169,000 related to employee termination benefits, a credit of $113,000 related to sales proceeds received on equipment with no carrying value, a credit of $61,000 related to lease termination and other exit costs, a credit of $50,000 related to inventory markdowns, offset by a charge of $64,000 related to other operating costs associated with a closed plant facility. Of this total credit, a $343,000 credit was recorded in restructuring credit and a charge of $14,000 was recorded in cost of sales in the 2010 Consolidated Statement of Operations. Of this total restructuring and related credit of $329,000, a credit of $101,000 pertained to the September 2008 Upholstery Fabrics restructuring plan, a credit of $255,000 pertained to the December 2006 Upholstery Fabrics restructuring plan, and a charge of $27,000 pertained to other upholstery fabric restructuring plans.

Fiscal 2009

During the first six months of fiscal 2009, total restructuring and related charges were $12.3 million, of which $7.8 million related to fixed asset impairments (see below paragraph for components of the impairment charges), $2.1 million related to accelerated depreciation in connection with the consolidation of plant facilities in China, $1.1 million for inventory markdowns related to the streamlining of the upholstery fabrics product line and raw material components, $776,000 for employee termination benefits, $447,000 for lease termination and other exit costs primarily related to the consolidation of plant facilities in China, and $31,000 for other operating costs associated with closed plant facilities.  Of this total charge, $3.2 million was recorded in cost of sales, $4,000 was recorded in SG&A, and $9.0 million was recorded in restructuring expense in the 2009 Consolidated Statement of Operations.

September 2008 – Upholstery Fabrics

On September 3, 2008, the board of directors approved changes to the upholstery fabric operations, including the consolidation of facilities in China and reduction of excess manufacturing capacity. These actions were in response to the extremely challenging industry conditions for upholstery fabrics. Restructuring and related charges for this plan, for the six months ended November 2, 2008, totaled $9.4 million, of which $6.6 million related to impairment charges on equipment, $2.1 million for accelerated depreciation, $437,000 for lease termination and other exit costs, $319,000 for inventory markdowns, $35,000 for employee termination benefits, and $3,000 for other operating costs associated with closed plant facilities. The plant closings associated with this restructuring plan have been completed.

December 2006 – Upholstery Fabrics

During fiscal 2009, we further assessed the net realizable value of our inventory, recoverability of our fixed assets, and selling, general, and administrative expenses based on current demand trends related to our U.S. upholstery fabric operations. This assessment was required based on the adverse economic conditions resulting from the depressed housing market, credit crisis, and decreased consumer spending that developed in the second quarter of fiscal 2009, and which was more severe that we anticipated in fiscal 2008. As a result, restructuring and related charges for this plan for the six months ended November 2, 2008, totaled $2.8 million, of which $1.2 million related to impairment charges on buildings and equipment, $790,000 for inventory markdowns, $763,000 for employee termination benefits, $28,000 for other operating costs associated with closed plant facilities, and $10,000 for lease termination and other exit costs.

Long-Lived Asset Impairments

The $7.8 million fixed asset impairment charge noted above consists of $2.2 million for fixed assets that were abandoned in connection with the consolidation of certain plant facilities in China and $795,000 for a reduction in selling price of our corporate headquarters to $4.0 million, which was sold in the third quarter of fiscal 2009. This $4.0 million was recorded in assets held for sale on the November 2, 2008 Consolidated Balance Sheet. In addition, during the course of our strategic review in the second quarter of fiscal 2009, of our upholstery fabric business, we assessed the recoverability of the carrying value of our upholstery fabric fixed assets that were being held and used in operations. This strategic review resulted in impairment losses of $4.4 million and $456,000 for fixed assets located in China and the U.S., respectively. These losses reflect the amounts by which the carrying values of these fixed assets exceed their estimated fair values determined by their estimated future discounted cash flows and quoted market prices.

Management remains cautiously optimistic about the company's long-term prospects in the upholstery fabrics business, especially in light of the much improved financial performance of this segment. While the recent improvements in this business are favorable indicators, we remain committed to taking additional steps, if necessary, to address the decline in sales of our upholstery fabric operations, regardless of prevailing economic and business conditions. The company could experience additional inventory markdowns and further restructuring charges in the upholstery fabric operations if the current favorable trends in profitability do not continue.

Other Income Statement Categories

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (SG&A) for the company as a whole were $5.4 million for the second quarter of fiscal 2010 compared with $4.4 million for the second quarter of fiscal 2009, an increase of 21%. As a percent of net sales, SG&A expenses were 10.8% in the second quarter of fiscal 2010 compared with 8.5% in the second quarter of fiscal 2009. SG&A expenses for the company as a whole were $10.3 million for the six months ended November 1, 2009 compared with $9.8 million for the six months ended November 2, 2008, an increase of 5%. As a percent of net sales, SG&A expenses were 10.8% for the six months ended November 1, 2009, compared with 8.8% for the six months ended November 2, 2008. The increase in SG&A expenses primarily pertains to an increase in stock-based compensation expense reflecting an increase in the company’s stock price and an increase in incentive bonus accruals reflecting improved financial performance. SG&A expenses in fiscal 2009 include significant reversals of incentive compensation accruals in the second quarter reflecting the unfavorable operating performance and the company’s lower closing stock price at that time.

Interest Expense (Income)

Interest expense for the second quarter of fiscal 2010 was $342,000 compared to $663,000 for the second quarter of fiscal 2009. Interest expense for the six months ended November 1, 2009, was $699,000 compared to $1.1 million for the six months ended November 2, 2008. This trend reflects lower outstanding balances in the company’s long-term debt.

Interest income was $16,000 for the second quarter of fiscal 2010 compared to $21,000 for the second quarter of fiscal 2009. Interest income for the six months ended November 1, 2009, was $28,000 compared to $55,000 for the six months ended November 2, 2008. This trend reflects a significant reduction in bank savings interest rates.

Other Expense (Income)

Other expense for the second quarter of fiscal 2010 was $103,000 compared with other income of $250,000 for the second quarter of fiscal 2009. Other expense for the six months ended November 1, 2009, was $617,000 compared with other income of $236,000 for the six months ended November 2, 2008. This change primarily reflects fluctuations in the foreign currency exchange rate for our subsidiary domiciled in Canada.

Income Taxes

We recorded income tax expense of $740,000, or 13.5% of income before income tax expense, for the six-month period ended November 1, 2009, compared to income tax expense of $31.0 million, or 340% of loss before income tax expense, for the six-month period ended November 2, 2008. Our effective income tax rate for the six month periods ended November 1, 2009, and November 2, 2008, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The income tax expense for the six-month period ended November 1, 2009, is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•
The income tax rate was reduced by 34% for a reduction in the valuation allowance recorded against substantially all of our net deferred tax assets. This reduction in the valuation allowance is primarily due to the U.S. taxable income generated by the repatriation of the undistributed earnings from our subsidiaries located in China and the resulting usage of the U.S. net operating loss carryforwards.

•
The income tax rate was reduced by 10% for the tax effects of foreign exchange losses on U.S. denominated account balances in which income taxes are paid in Canadian dollars. The Canadian foreign exchange rate in relation to the U.S. dollar has been very volatile due to current global economic conditions.

•
The income tax rate was reduced by 6% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

•
The income tax rate increased 17% for the recording of a deferred tax liability for estimated U.S. income taxes that will be payable upon anticipated future repatriation of undistributed earnings from our subsidiaries located in China. During the first quarter of fiscal 2010, we received authorization from the Chinese government to repatriate additional funds that would not be subject to withholding taxes payable in China.

•	The income tax rate increased 11% for an increase in income tax reserves for unrecognized tax benefits.

•	The income tax rate increased 1% for stock-based compensation and other miscellaneous items.

The income tax expense for the six-month period ending November 2, 2008, is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•	The income tax rate was increased by 343% for the establishment of a valuation allowance against substantially all of our net deferred tax assets.

•
The income tax rate was increased by 21% for the tax effects of foreign exchange gains on U.S. denominated account balances in which income taxes are paid in Canadian dollars. The Canadian foreign exchange rate in relation to the U.S. dollar has been very volatile due to current global economic conditions.

•	The income tax rate increased 13% for an increase in income tax reserves for unrecognized tax benefits.

•	The income tax rate was reduced by 3% for other miscellaneous items.

Deferred Income Taxes

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. The significant uncertainty in current and expected demand for furniture and mattresses, along with the prevailing uncertainty in the overall economic climate, has made it very difficult to forecast both short-term and long-term financial results. Based on this significant negative evidence, we maintain our position that the U.S. and China net deferred tax assets are not more-likely-than-not to be fully recovered. As of November 1, 2009, we have a $24.3 million valuation allowance, of which $22.6 million and $1.7 million were against the net deferred tax assets of our U.S. and China operations, respectively. As of May 3, 2009, we had a valuation allowance of $27.2 million, of which $25.3 million and $1.9 million were against the net deferred tax assets of our U.S. and China operations, respectively. Our net deferred tax asset primarily resulted from the recording of the income tax benefit of U.S. income tax loss carryforwards over the last several years, which totaled $71.3 million at the end of fiscal 2009. The recorded valuation allowance of $24.3 million has no effect on our operations, loan covenant compliance, or the possible utilization of the U.S. income tax loss carryforwards in the future. If and when we utilize any of these U.S. income tax loss carryforwards to offset future U.S. taxable income, the income tax benefit would be recognized at that time.

At November 1, 2009, the remaining current deferred tax asset was $58,000 and noncurrent deferred tax liability was $1.1 million, each of which pertain to our operations in Canada.

Uncertainty In Income Taxes

At November 1, 2009, we had $9.1 million of total gross unrecognized tax benefits, of which $3.6 million represents the amount of gross unrecognized tax benefits that, if recognized would favorably affect the income tax rate in future periods. Of the $9.1 million in gross unrecognized tax benefits as of November 1, 2009, $5.5 million were classified as net non-current deferred income taxes and $3.6 million were classified as income taxes payable –long-term in the accompanying consolidated balance sheets.

We estimate that the amount of unrecognized tax benefits will increase by approximately $598,000 by the end of the fiscal year. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

Liquidity and Capital Resources

Liquidity

Our sources of liquidity include cash and cash equivalents, cash flow from operations, and amounts available under its unsecured revolving credit lines.  These sources have been adequate for day-to-day operations. We believe our sources of liquidity continue to be adequate to meets our needs.

We continue to focus on further strengthening our financial position. Cash and cash equivalents as of the end of the second quarter of fiscal 2010 were $19.6 million compared with $15.5 million at the end of the first quarter of fiscal 2010, and  $11.8 million at the end of fiscal 2009. Our cash position reflects improvement in cash flow from operations of $10.7 million for the six months ended November 1, 2009 compared with $6.9 million for the six months ended November 2, 2008. This increase in cash flow from operations reflects continued improvement in working capital management, as well as continued profitability in the mattress fabric segment and the profit turnaround in upholstery fabrics. The company’s cash position also reflects cash outlays for capital expenditures of $2.0 million, offset somewhat by proceeds from the sale of equipment totaling $285,000, and payments on vendor-financed expenditures and a capital lease obligation totaling $1.1 million.

Our cash position may be adversely affected by factors beyond our control, such as weakening industry demand and delays in receipt of payment on accounts receivable.

We expect cash flow generated from working capital reductions to be substantially lower in fiscal 2010 compared with fiscal 2009.

Working Capital

Accounts receivable as of November 1, 2009, decreased $2.0 million, or 11%, compared with November 2, 2008.  This decrease is primarily related to the decrease in sales volume in fiscal 2010 compared with fiscal 2009, and customers associated with the mattress fabrics segment continuing to take advantage of cash discounts for early payments. Days’ sales outstanding totaled 31 and 33 days at November 1, 2009, and November 2, 2008, respectively.

Inventories as of November 1, 2009, decreased $14.5 million, or 40%, in comparison with November 2, 2008.  This decrease in inventories primarily reflects lower sales volume in fiscal 2010 compared with fiscal 2009 and improved inventory management.  Inventory turns for the second quarter of fiscal 2010 were 7.5 compared with 5.1 for the second quarter of fiscal 2009.

Accounts payable as of November 1, 2009, decreased $2.8 million or 15% in comparison to November, 2008. This decrease primarily reflects the decrease in inventory purchases in fiscal 2010 compared with fiscal 2009.

Operating working capital (comprised of accounts receivable and inventories, less accounts payable) was $21.6 million at November 1, 2009, down from $33.9 million at November 2, 2008. Working capital turnover was 7.4 and 6.1 during the quarter ended November 1, 2009, and November 2, 2008, respectively.

Financing Arrangements

Unsecured Term Notes – Bodet & Horst

In connection with the Bodet & Horst acquisition, we entered into an agreement that provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning three years from the date of the agreement (August 11, 2008). The principal payments are payable over an average term of 5.8 years through August 11, 2015. This agreement contains customary financial and other covenants as defined in the agreement.

Unsecured Term Notes – Existing

Our existing unsecured term notes have a fixed interest rate of 8.80% (payable semi-annually in March and September and subject to prepayment provisions each fiscal quarter as defined in the agreement). The remaining principal payment of $4.7 million is to be paid in March 2010.

Government of Quebec Loan

We have an agreement with the Government of Quebec for a term loan that is non-interest bearing and is payable in 48 equal monthly installments (denominated in Canadian dollars) commencing December 1, 2009. The proceeds were used to partially finance capital expenditures at our Rayonese facility located in Quebec, Canada. As of November 1, 2009, the outstanding balance on this loan was valued at $800,000 and $737,000 in Canadian and U.S. dollars, respectively.

Revolving Credit Agreement – United States

We have an unsecured credit agreement that provides for a revolving loan commitment of $6.5 million, including letters of credit up to $5.5 million. This agreement bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 3.24% at November 1, 2009) based on the company’s debt/EBITDA ratio, as defined in the agreement. As of November 1, 2009, there were $775,000 in outstanding letters of credit (all of which related to workers compensation) and no borrowings outstanding under the agreement.

On July 15, 2009, we entered into a fourteenth amendment to this revolving credit agreement. This amendment extended the expiration date to August 15, 2010.

Revolving Credit Agreement – China

Our China subsidiary has an unsecured revolving credit agreement with a bank in China to provide a line of credit available up to approximately $5.0 million, of which approximately $1.0 million includes letters of credit. This agreement bears interest at a rate determined by the Chinese government. There were no borrowings or letters of credit outstanding under the agreement as of November 1, 2009.

Overall

Our loan agreements require that we maintain compliance with certain financial covenants. At November 1, 2009, we were in compliance with these financial covenants.

As of November 1, 2009, the principal payment requirements of long-term debt during the next five years are: Year 1 – $4.8 million; Year 2 - $2.4 million; Year 3 - $2.4 million; Year 4 - $2.4 million; Year 5 - $2.2 million; and thereafter - $2.2 million.

Capital Expenditures

Capital expenditures on an accrual and cash basis for the six months ended November 1, 2009, were $1.8 million and $2.0 million, respectively. The capital spending for the six months ended November 1, 2009 primarily related to the mattress fabrics segment. Depreciation expense for the six months ended November 1, 2009 was $2.1 million, of which $1.8 million related to the mattress fabrics segment and $273,000 related the upholstery fabrics segment. Depreciation expense for the upholstery fabrics segment includes a $178,000 charge related to the reclassification of certain upholstery fabric assets classified from held for sale to held and used (property, plant, and equipment on the November 1, 2009 Consolidated Balance Sheet).

For fiscal 2010, we currently expect capital expenditures on an accrual and cash basis to be approximately $3.5 million and $3.7 million, respectively. Planned capital expenditures for fiscal 2010 primarily relate to the mattress fabrics segment. For fiscal 2010, depreciation expense is projected to be $4.0 million, of which $3.5 million and $500,000 pertains to the mattress fabrics and upholstery fabrics segments, respectively.

In May 2008, the company entered into a capital lease to finance the construction of certain equipment related to its mattress fabrics segment. The lease agreement contains a bargain purchase option and bears interest at 8.5%. The lease agreement requires principal payments totaling $1.4 million that commenced on July 1, 2008, to be paid in quarterly installments through April 2010. This agreement is secured by equipment with a carrying value of $2.4 million. We have made principal payments totaling $346,000 during the first six months of fiscal 2010. We have remaining principal payments totaling $280,000 that will be paid by the end of fiscal 2010.

The company has a vendor financed arrangement regarding capital expenditures that bears interest with a fixed interest rate of 7.14%. At November 1, 2009, we had total amounts due regarding capital expenditures totaling $565,000. We have made principal payments totaling $797,000 during the first six months of fiscal 2010. We have remaining principal payments as follows: Fiscal 2010 - $188,000 and Fiscal 2011 - $377,000.

During August 2009, the company prepaid and paid in full $521,000 on a vendor financed arrangement that had a fixed interest rate of 6%.

Critical Accounting Policies and Recent Accounting Developments

As of November 1, 2009, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended May 3, 2009.

Refer to Note 2 for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year then ended May 3, 2009.

Contractual Obligations

As of November 1, 2009, there were no significant or new contractual obligations from those reported in the company’s annual report on Form 10-K for the year then ended May 3, 2009.

Inflation

Any significant increase in our raw material costs, utility/energy costs and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited our ability to pass significant operating increases on to customers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our revolving credit lines. The company’s revolving credit line in the United States bears interest at the one-month LIBOR plus an adjustable margin based on the company’s debt/EBITDA ratio, as defined in the credit agreement. The company’s revolving credit line associated with its China subsidiaries bears interest at a rate determined by the Chinese government. At November 1, 2009, there were no borrowings outstanding under these revolving credit lines.

We are not exposed to market risk from changes in interest rates on our long-term debt.  The company’s unsecured term notes issued in connection with the Bodet & Horst acquisition have a fixed interest rate of 8.01%, the existing unsecured term notes have a fixed interest rate of 8.80%, and the loan associated with the Government of Quebec is non-interest bearing.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in China and Canada. On January 21, 2009, the company entered into a Canadian dollar foreign exchange contract associated with its loan from the Government of Quebec. The agreement effectively converts the Canadian dollar principal debt payments at a fixed Canadian dollar foreign exchange rate versus the United States dollar of 1.21812. The agreement expires November 1, 2013 and is secured by cash deposits totaling $200,000. Additionally, we try to maintain a natural hedge by keeping an equal balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in China and Canada. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in either exchange rate at November 1, 2009, would not have had a significant impact on our results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of November 1, 2009, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended November 1, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes with regards to our legal proceedings during the six months months ended November 1, 2009. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 16, 2009 for the fiscal year ended May 3, 2009.

Item 1A.  Risk Factors

There have not been any material changes to our risk factors through the second quarter of fiscal 2010. Our risk factors are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 16, 2009 for the fiscal year ended May 3, 2009.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the company was held in High Point, North Carolina on September 22, 2009. Of the 12,847,527 shares of common stock outstanding on the record date of July 17, 2009, 11,332,046 shares of common stock were present in person or by proxy.

At the Annual Meeting, shareholders voted on:

Proposal 1

Election of Directors

Director Nominee	For	Withheld

Robert G. Culp, III	11,038,039	294,007

Patrick B. Flavin	11,034,359	297,687

Kenneth R. Larson	11,198,425	133,621

Kenneth W. McAllister	11,198,425	133,621

Franklin N. Saxon	11,148,325	183,721

Proposal 2

Ratify the appointment of Grant Thornton LLP as the company's independent auditors for fiscal 2010.

For	11,328,511

Against	218

Abstain	3,317

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

Effective May 12, 2009, the NYSE received approval from the SEC for a pilot program that would lower the numeric thresholds in the above mentioned requirements to $50 million. The pilot program has now been extended through February 28, 2010 with a subsequent rule filing anticipated prior to this date to make this a permanent continued listing standard change.

As of November 1 2009 our shareholders’ equity and our consecutive 30 trading-day period average market capitalization were above the $50 million threshold.

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

CULP, INC.
(Registrant)

Date: December 11, 2009	By:	/s/ Kenneth R. Bowling
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