Form 10-Q
period 2010-01-31
CULP INC
filed 2010-03-11
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           ☐ YES      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding at January 31, 2010:  12,934,963
Par Value: $0.05 per share

INDEX TO FORM 10-Q
For the period ended January 31, 2010

  Page

Part I - Financial Statements

Item 1.  Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2010 AND FEBRUARY 1, 2009
(UNAUDITED)
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED

	Amounts			Percent of Sales
	January 31,	February 1,	% Over	January 31,	February 1,
	2010	2009	(Under)	2010	2009

Net sales	$53,980	44,592	21.1%	100.0%	100.0%
Cost of sales	43,323	38,843	11.5%	80.3%	87.1%
Gross profit	10,657	5,749	85.4%	19.7%	12.9%

Selling, general and
administrative expenses	6,435	4,676	37.6%	11.9%	10.5%
Restructuring expense	26	402	(93.5)%	0.0%	0.9%
Income from operations	4,196	671	N.M.	7.8%	1.5%

Interest expense	327	646	(49.4)%	0.6%	1.4%
Interest income	(52)	(20)	160.0%	(0.1)%	(0.0)%
Other expense	96	28	242.9%	0.2%	0.1%
Income before income taxes	3,825	17	N.M.	7.1%	0.0%

Income taxes *	825	467	76.7%	21.6%	N.M.
Net income (loss)	$3,000	(450)	N.M.	5.6%	(1.0)%

Net income (loss) per share, basic	$0.24	(0.04)	N.M.
Net income (loss) per share, diluted	$0.23	(0.04)	N.M.
Average shares outstanding, basic	12,713	12,653	0.5%
Average shares outstanding, diluted	13,074	12,653	3.3%

	NINE MONTHS ENDED

	Amounts			Percent of Sales
	January 31,	February 1,	% Over	January 31,	February 1,
	2010	2009	(Under)	2010	2009

Net sales	$149,173	156,176	(4.5)%	100.0%	100.0%
Cost of sales	121,795	139,879	(12.9)%	81.6%	89.6%
Gross profit	27,378	16,297	68.0%	18.4%	10.4%

Selling, general and
administrative expenses	16,716	14,498	15.3%	11.2%	9.3%
Restructuring (credit) expense	(317)	9,438	N.M.	(0.2)%	6.0%
Income (loss) from operations	10,979	(7,639)	N.M.	7.4%	(4.9)%

Interest expense	1,026	1,739	(41.0)%	0.7%	1.1%
Interest income	(81)	(75)	8.0%	(0.1)%	(0.0)%
Other expense (income)	714	(207)	N.M.	0.5%	(0.1)%
Income (loss) before income taxes	9,320	(9,096)	N.M.	6.2%	(5.8)%

Income taxes *	1,565	31,442	N.M.	16.8%	N.M.
Net income (loss)	$7,755	(40,538)	N.M.	5.2%	(26.0)%

Net income (loss) per share, basic	$0.61	(3.20)	N.M.
Net income (loss) per share, diluted	$0.60	(3.20)	N.M.
Average shares outstanding, basic	12,679	12,650	0.2%
Average shares outstanding, diluted	12,960	12,650	2.5%

*Percent of sales column for income taxes is calculated as a % of income (loss) before income taxes.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2010, FEBRUARY 1, 2009, AND MAY 3, 2009
UNAUDITED
(Amounts in Thousands)

	Amounts		Increase
	January 31,	February 1,	(Decrease)			* May 3,
	2010	2009	Dollars	Percent		2009

Current assets:
Cash and cash equivalents	$19,015	15,809	3,206	20.3%		11,797
Accounts receivable	20,871	14,219	6,652	46.8%		18,116
Inventories	24,366	25,376	(1,010)	(4.0	) %	23,978
Deferred income taxes	57	-	57	100.0%		54
Assets held for sale	98	1,681	(1,583)	(94.2	) %	1,209
Income taxes receivable	331	-	331	100.0%		210
Other current assets	1,217	1,493	(276)	(18.5	) %	1,264
Total current assets	65,955	58,578	7,377	12.6%		56,628

Property, plant and equipment, net	26,431	24,763	1,668	6.7%		24,253
Goodwill	11,462	11,593	(131)	(1.1	) %	11,593
Other assets	2,660	2,922	(262)	(9.0	) %	2,820

Total assets	$106,508	97,856	8,652	8.8%		95,294

Current liabilities:
Current maturities of long-term debt	$4,880	7,180	(2,300)	(32.0	) %	4,764
Current portion of obligation under a capital lease	107	692	(585)	(84.5	) %	626
Accounts payable-trade	18,649	10,947	7,702	70.4%		17,030
Accounts payable - capital expenditures	790	725	65	9.0%		923
Accrued expenses	8,144	5,592	2,552	45.6%		6,504
Accrued restructuring costs	362	1,215	(853)	(70.2	) %	853
Income taxes payable - current	153	1,469	(1,316)	(89.6	) %	83
Total current liabilities	33,085	27,820	5,265	18.9%		30,783

Accounts payable - capital expenditures	188	912	(724)	(79.4	) %	638
Income taxes payable - long-term	3,690	747	2,943	394.0%		3,264
Deferred income taxes	1,092	1,213	(121)	(10.0	) %	974
Obligation under capital lease	-	107	(107)	(100.0	) %	-
Long-term debt, less current maturities	11,529	20,933	(9,404)	(44.9	) %	11,604

Total liabilities	49,584	51,732	(2,148)	(4.2	) %	47,263

Commitments and contingencies (Note 23)

Shareholders' equity	56,924	46,124	10,800	23.4%		48,031

Total liabilities and
shareholders' equity	$106,508	97,856	8,652	8.8%		95,294

Shares outstanding	12,935	12,768	167	1.3%		12,768

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2010 AND FEBRUARY 1, 2009
(UNAUDITED)
(Amounts in Thousands)

	NINE MONTHS ENDED

	Amounts
	January 31,	February 1,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$7,755	(40,538)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	3,042	5,756
Amortization of other assets	416	350
Stock-based compensation	695	306
Excess tax benefits related to stock-based compensation	(182)	-
Deferred income taxes	190	33,816
Restructuring expenses, net of gain on sale of related assets	(127)	7,960
Gain on sale of equipment	(72)	(51)
Foreign currency exchange losses (gains)	613	(313)
Changes in assets and liabilities, net of effects of acquisition of business:
Accounts receivable	(2,742)	12,820
Inventories	(385)	11,452
Other current assets	46	(200)
Other assets	(48)	26
Accounts payable	1,558	(11,347)
Accrued expenses	1,555	(2,668)
Accrued restructuring	(491)	(217)
Income taxes	109	(2,289)
Net cash provided by operating activities	11,932	14,863

Cash flows from investing activities:
Capital expenditures	(4,209)	(1,719)
Net cash paid for acquisition of business	-	(11,365)
Proceeds from the sale of equipment	513	4,148
Net cash used in investing activities	(3,696)	(8,936)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	-	11,000
Payments on vendor-financed capital expenditures	(797)	(962)
Payments on capital lease obligation	(519)	(586)
Payments on long-term debt	(32)	(4,310)
Debt issuance costs	(15)	(133)
Proceeds from common stock issued	250	21
Excess tax benefits related to stock-based compensation	182	-
Net cash (used in) provided by financing activities	(931)	5,030

Effect of exchange rate changes on cash and cash equivalents	(87)	(62)

Increase in cash and cash equivalents	7,218	10,895

Cash and cash equivalents at beginning of period	11,797	4,914

Cash and cash equivalents at end of period	$19,015	15,809

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
(Amounts in thousands, except share data)

			Capital		Accumulated
			Contributed	Accumulated	Other	Total
	Common Stock		in Excess	Earnings	Comprehensive	Shareholders’
	Shares	Amount	of Par Value	(Deficit)	Income (Loss)	Equity
Balance, April 27, 2008	12,648,027	$632	47,288	38,487	(48)	$86,359
Net loss	-	-	-	(38,842)	-	(38,842)
Stock-based compensation	-	-	425	-	-	425
Gain on cash flow hedges, net of taxes	-	-	-	-	68	68
Restricted stock granted	115,000	5	(5)	-	-	-
Common stock issued in connection
with stock option plans	4,500	1	20	-	-	21
Balance, May 3, 2009	12,767,527	638	47,728	(355)	20	48,031
Net income	-	-	-	7,755	-	7,755
Stock-based compensation	-	-	695	-	-	695
Gain on cash flow hedge, net of taxes	-	-	-	-	62	62
Restricted stock granted	80,000	4	(4)	-	-	-
Common stock issued in connection
with performance based units	40,000	2	(2)	-	-	-
Common stock surrendered for
withholding taxes payable	(9,064)	(1)	(50)	-	-	(51)
Excess tax benefits related to
stock-based compensation			182			182
Common stock issued in connection
with stock option plans	56,500	3	247			250
Balance, January 31, 2010	12,934,963	$646	48,796	7,400	82	$56,924

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

The company’s three months ended January 31, 2010 and February 1, 2009, represent 13 week periods, respectively. The company’s nine months ended January 31, 2010 and February 1, 2009, represent 39 and 40 week periods, respectively.

Certain prior year amounts have been reclassified on the Consolidated Statement of Cash Flows to conform to current year presentation and reflect the effects of foreign exchange losses and gains on operating cash flows and cash and cash equivalents held as of February 1, 2009. Reclassifications are not material to total net cash provided by operating activities, total net cash used in investing activities, and total net cash (used in) provided by financing activities.

2. Significant Accounting Policies

As of January 31, 2010, there were no changes in the nature of the company’s significant accounting policies or the application of those policies from those reported in the company’s annual report on Form 10-K for the year then ended May 3, 2009.

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

Accordingly, the Company adopted the ASC as of November 1, 2009 as provided by Accounting Standards Update, or ASU, No. 2009-01, “Topic 105 – Generally Accepted Accounting Principles – amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification, and the Hierarchy of Generally Accepted Accounting Principles.” As a result of this adoption, previous references to new accounting standards and literature are no longer applicable. Beginning in the second quarter of fiscal 2010, the company has provided references to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the ASC.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

ASC Topic 805

In December 2007, the FASB amended certain provisions of ASC Topic 805, Business Combinations (previously reported as SFAS No. 141R, “Business Combinations”). This amendment retains the fundamental requirements of the original pronouncement requiring that the purchase method of accounting be used for all business combinations. This amendment defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. This amendment also requires the acquisition related costs be recognized separately from the acquisition. This guidance also amends the goodwill impairment test requirements in ASC Topic 350. For a goodwill impairment test as of a date after the effective date of this amended provisions of ASC Topic 805, the value of the reporting unit and the amount of implied goodwill, calculated in the second step test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under the amended provision of ASC Topic 805. This change could effect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of the amended provisions under ASC Topic 805. This accounting is required beginning when the amended provisions under ASC Topic 805 became effective on May 4, 2009 for the company, and applies to goodwill related to acquisitions accounted for prior to the amendments of ASC Topic 805 as well as those accounted for after the amended provisions under ASC Topic 805. The adoption of the amended provisions of ASC Topic 805 did not have a material effect on the company’s financial condition or results of operations. The company had $11.5 million in goodwill at January 31, 2010, related to previous business combinations. The company cannot determine what effect, if any, the amended provisions of ASC Topic 805 will have on the results of its impairment testing subsequent to January 31, 2010.

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

ASC Topic 820

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 “Measuring Liabilities at Fair Value”, which amends FASB ASC 820 to provide guidance on accounting for the fair value measurement of liabilities. This guidance provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, and/or another valuation technique that is consistent with the principles of fair value measurements. This guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. This guidance was effective for interim and annual periods beginning after August 27, 2009 (the company’s third quarter of fiscal 2010). The provisions of this guidance did not have material effect on its results of operations, financial position or liquidity.

ASC Topic 810

In January 2010, the FASB issued ASU 2010-02, which amends ASC Topic 810, Consolidation, to revise accounting guidance related to the accounting and reporting for decreases in ownership of a subsidiary. This amendment provides guidance in regards to how an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This amendment was effective in our third quarter of fiscal 2010. This amendment did not have a material impact on our consolidated financial statements and disclosures.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

ASC Topic 860

In June 2009, the FASB amended certain provisions of ASC Topic 860, Transfers and Servicing (previously reported as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”). The amended provisions of ASC Topic 860 eliminate the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The amended provisions of ASC Topic 860 are effective for fiscal years beginning after November 15, 2009. The company will adopt the provisions of ASC Topic 860 in fiscal 2011. Because the company historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on its consolidated results of operations or financial condition.

ASC Topic 810

In June 2009, the FASB amended certain provisions of ASC Topic 810, Consolidation (previously reported as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) which revised the consolidation guidance for variable-interest entities. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. The amended provisions of ASC Topic 810 are effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The company will adopt the amended provisions of ASC Topic 810 in fiscal 2011. Currently, the company does not have any variable-interest entities and, therefore, this standard is not expected to have a material impact on its consolidated results of operations or financial condition.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3. Asset Acquisition – Mattress Fabric Segment

Pursuant to an Asset Purchase Agreement among the company, Bodet & Horst USA, LP and Bodet & Horst GMBH & Co. KG (collectively “Bodet & Horst”) dated August 11, 2008, we purchased certain assets and assumed certain liabilities of the knitted mattress fabric operation of Bodet & Horst, including its manufacturing operation in High Point, North Carolina. The purchase has allowed us to have a vertically integrated manufacturing operation in all major product categories of the mattress fabrics industry.  The purchase involved the equipment, inventory, and intellectual property associated with the High Point manufacturing operation, which has served as our primary source of knitted mattress fabric for six years. The purchase price was cash in the amount of $11.4 million, which included an adjustment of $477 for changes in working capital as defined in the Asset Purchase Agreement, and the assumption of certain liabilities.

During the first quarter of fiscal 2010, we finalized our valuation of the fair values for the assets acquired and liabilities assumed regarding this purchase. As a result of this final valuation, we recorded an adjustment to increase the fair value of the non-compete agreement and reduce the fair value of the goodwill by $131. The following table presents the final allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed based on their fair values.

(dollars in thousands)	Fair Value
Inventories	$1,439
Other current assets	17
Property, plant, and equipment	3,000
Non-compete agreement (Note 7)	887
Goodwill	7,348
Accounts payable	(1,291)
$11,400

The following unaudited pro forma consolidated results of operations for the three month and nine month periods ended February 1, 2009, have been prepared as if the acquisition of Bodet & Horst had occurred at April 28, 2008.

Three months ended
(dollars in thousands)	February 1, 2009
Net Sales	$44,592

Income from operations	671

Net loss	(450)

Net loss per share, basic	(0.04)

Net loss per share, diluted	(0.04)

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Nine months ended
(dollars in thousands)	February 1, 2009
Net Sales	$156,176

Loss from operations	(6,694)

Net loss	(40,083)

Net loss per share, basic	(3.17)

Net loss per share, diluted	(3.17)

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

4.  Stock-Based Compensation

Incentive Stock Option Awards

On October 1, 2009, the company granted to its board of directors 6,000 options to purchase shares of common stock at the fair market value on the date of grant. These options vest immediately and expire ten years after the date of grant. The fair value of these option awards were estimated on the date of grant using the Black-Scholes option pricing model. The fair value of stock options granted to the company’s board of directors during the nine-month period ended January 31, 2010 was $4.44 per share using the following assumptions.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of January 31, 2010, there were 590,265 outstanding options to purchase common stock. Of the outstanding options to purchase common stock, 413,867 were exercisable and had a weighted average contractual term of 3.8 years.  The remaining unrecognized compensation cost related to incentive stock option awards at January 31, 2010 was $404 which is expected to be recognized over a weighted average period of 2.6 years.

The company recorded $64 and $274 of compensation expense on incentive stock option grants within selling, general, and administrative expense for the three-month and nine-month periods ended January 31, 2010, respectively. The company recorded $82 and $301 of compensation expense on incentive stock option grants within selling, general, and administrative expense for the three-month and nine-month periods ended February 1, 2009, respectively

Time Vested Restricted Stock Awards

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

The company recorded $61 and $132 of compensation expense within selling, general, and administrative expense for time vested restricted stock awards for the three-month and nine-month periods ending January 31, 2010. The company recorded $3 of compensation expense within selling, general, and administrative expense for time vested restricted stock awards for the three-month and nine-month periods ending February 1, 2009.

As of January 31, 2010, there were 195,000 shares of time vested restricted stock outstanding and unvested. Of the 195,000 shares outstanding, 115,000 shares (granted on January 7, 2009) vest in equal one-third installments on May 1, 2012, 2013, and 2014, respectively. The remaining 80,000 shares (granted on July 1, 2009) vest in equal one-third installments on July 1, 2012, 2013, and 2014, respectively.

As of January 31, 2010, the remaining unrecognized compensation cost related to the unvested restricted stock awards was $587, which is expected to be recognized over a weighted average vesting period of 3.4 years.

Performance Based Restricted Stock Units

On January 7, 2009, and under the company’s 2007 Equity Incentive Plan, certain key management employees and a non-employee were granted 120,000 shares of performance based restricted stock units. This award contingently vests in one-third increments, if in any discreet period of two consecutive quarters from February 2, 2009 through April 30, 2012, certain performance goals are met. The fair value (the closing price of the company’s common stock) of the restricted stock awards granted to key management employees is measured at the date of grant (January 7, 2009) and was $1.88 per share. The fair value (the closing price of the company’s common stock) of the restricted stock award granted to a non-employee is measured at the earlier date of when the performance criteria are met or the end of each reporting period. At January 31, 2010, two-thirds of the restricted stock award granted to a non-employee vested in one-third increments on August 2, 2009 and January 31, 2010, respectively. The restricted stock award vested on August 2, 2009 and January 31, 2010, were measured at $6.59 and $13.01 per share, which represents the closing price of the company’s common stock at the date in which the performance criteria was met. The remaining one-third of the restricted stock award granted to the non-employee was unvested as of January 31, 2010, and was measured at $13.01 per share, which represents the closing price of the company’s common stock at the end of the reporting period.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The company recorded $130 and $289 of compensation expense within selling, general, and administrative expense for performance based restricted stock units for the three-month and nine-month periods ended January 31, 2010. The company recorded $2 within selling, general, and administrative expense for performance based restricted stock units for the three-month and nine-month periods ended February 1, 2009. Compensation cost is recorded based on an assessment each reporting period of the probability if certain performance goals will be met during the contingent vesting period. If performance goals are not probable of occurrence, no compensation cost will be recognized and any previously recognized compensation cost would be reversed.

As of January 31, 2010, 80,000 shares of performance based restricted stock units were vested as certain performance criteria were met. As of January 31, 2010, 40,000 unvested shares of performance based restricted stock units were outstanding.

As of January 31, 2010, the remaining unrecognized compensation cost related to unvested restricted stock units were $58 which is expected to be recognized over a weighted average vesting period of 1.5 years.

Other Share-Based Arrangements

The company has a stock-based agreement with a non-employee that requires the company to settle in cash and is indexed by shares of the company’s common stock as defined in the agreement. The cash settlement is based on a 30-day average closing price of the company’s common stock at the time of payment. At January 31, 2010, this agreement was indexed by approximately 68,260 shares of the company’s common stock. The fair value of this agreement is included in accrued expenses and was $802 and $259 at January 31, 2010 and May 3, 2009, respectively. The company recorded an increase in this accrual of $543 to reflect the change in fair value for the nine-month period ending January 31, 2010. The company recorded a decrease in this accrual of $419 to reflect the change in fair value for the nine-month period ending February 1, 2009. The company did not make any payments under this arrangement for the nine-month period ending January 31, 2010. The company made payments totaling $113 for the nine-month period ending February 1, 2009.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.  Accounts Receivable

A summary of accounts receivable follows:

(dollars in thousands)	January 31, 2010	May 3, 2009
Customers	$22,476	$20,093
Allowance for doubtful accounts	(1,131)	(1,535)
Reserve for returns and allowances and discounts	(474)	(442)
	$20,871	$18,116

A summary of the activity in the allowance for doubtful accounts follows:

	Nine months ended
(dollars in thousands)	January 31, 2010	February 1, 2009
Beginning balance	$(1,535)	$(1,350)
Provision for bad debts	(96)	(395)
Net write-offs, net of recoveries	500	216
Ending balance	$(1,131)	$(1,529)

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

	Nine months ended
(dollars in thousands)	January 31, 2010	February 1, 2009
Beginning balance	$(442)	$(407)
Provision for returns and allowances
and discounts	(2,307)	(1,367)
Credits issued	2,275	1,375
Ending balance	$(474)	$(399)

6.  Inventories

Inventories are carried at the lower of cost or market.  Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	January 31, 2010	May 3, 2009
Raw materials	$6,062	$5,987
Work-in-process	1,201	1,254
Finished goods	17,103	16,737
	$24,366	$23,978

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7.  Other Assets

A summary of other assets follows:

(dollars in thousands)	January 31, 2010	May 3, 2009
Cash surrender value – life insurance	$1,308	$1,294
Non-compete agreements, net	952	1,164
Other	400	362
	$2,660	$2,820

The company recorded non-compete agreements in connection with the company’s asset purchase agreements with ITG and Bodet & Horst at their fair values based on valuation techniques. These non-compete agreements pertain to the company’s mattress fabrics segment. The non-compete agreement associated with ITG is amortized on a straight line basis over the four year life of the agreement. The non-compete agreement associated with Bodet & Horst is amortized on a straight line basis over the six year life of the agreement and requires quarterly payments of $13 over the life of the agreement. As of January 31, 2010, the total remaining non-compete payments were $225.

At January 31, 2010 and May 3, 2009, the gross carrying amount of these non-compete agreements were $2.1 million and $1.9 million, respectively. At November 1, 2009 and May 3, 2009, accumulated amortization for these non-compete agreements were $1.2 million and $777, respectively. Amortization expense for these non-compete agreements was $121 and $380 for the three-month and nine-month periods ended January 31, 2010. Amortization expense for these non-compete agreements were $116 and $303 for the three-month and nine-month periods ended February 1, 2009. The remaining amortization expense (which includes the total remaining Bodet & Horst non-compete payments of $225) for the next five fiscal years follows: FY 2010 - $121; FY 2011 - $413; FY 2012 - $198; FY 2013 - $198; FY 2014 - $198; and thereafter $49. The weighted average amortization period for these non-compete agreements is 4.3 years as of January 31, 2010.

The company’s cash surrender value – life insurance balances at January 31, 2010 and May 3, 2009, are payable upon death of the respective beneficiary.

8. Goodwill

During the first quarter of fiscal 2010, the company finalized its valuation of the fair values for the assets acquired and liabilities assumed regarding the Bodet & Horst asset acquisition. As a result of this final valuation, the company recorded an adjustment to increase the fair value of the non-compete agreement and reduce the fair value of the goodwill by $131. At January 31, 2010 and May 3, 2009, the carrying amount of the company’s goodwill was $11.5 million and $11.6 million, respectively. The goodwill balance relates to the mattress fabrics segment.

9.  Accounts Payable – Capital Expenditures

At January 31, 2010, the company had a vendor financed arrangement regarding capital expenditures that bears interest with a fixed interest rate of 7.14% in addition to non-vendor financed capital expenditures. At January 31, 2010, the company had total amounts due regarding capital expenditures of $978, of which $565 was vendor-financed and $413 was non-vendor financed. At May 3, 2009, the company had total amounts due regarding capital expenditures totaling $1.6 million, of which $1.4 million was vendor-financed and $198 was non-vendor financed. The payment requirements of the company’s accounts payable – capital expenditures during the next two years are: Year 1 - $790; and Year 2 - $188.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During August 2009, the company prepaid and paid in full $521 on a vendor financed arrangement that had a fixed interest rate of 6%.

10.  Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	January 31, 2010	May 3, 2009
Compensation, commissions and related benefits	$5,697	$4,770
Interest	564	243
Other accrued expenses	1,883	1,491
	$8,144	$6,504

11.  Long-Term Debt and Lines of Credit

A summary of long-term debt and lines of credit follows:

(dollars in thousands)	January 31, 2010	May 3, 2009
Unsecured senior term notes – Bodet & Horst	$11,000	$11,000
Unsecured term notes – existing	4,694	4,694
Canadian government loan	715	674
	16,409	16,368
Current maturities of long-term debt	(4,880)	(4,764)
Long-term debt, current maturities of long-term debt	$11,529	$11,604

Unsecured Term Notes- Bodet & Horst

In connection with the Bodet & Horst acquisition, we entered into an agreement that provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning three years from the date of the agreement (August 11, 2008). The principal payments are payable over an average term of 5.5 years through August 11, 2015. This agreement contains customary financial and other covenants as defined in the agreement.

This loan agreement requires that we maintain compliance with certain financial covenants. At January 31, 2010, we were in compliance with these financial covenants.

Unsecured Term Notes- Existing

Our existing unsecured term notes have a fixed interest rate of 8.80% (payable semi-annually in March and September and subject to prepayment provisions each fiscal quarter as defined in the agreement). The remaining principal payment of $4.7 million is to be paid on March 15, 2010.

This loan agreement requires that we maintain compliance with certain financial covenants. At January 31, 2010, we were in compliance with these financial covenants, subject to waivers provided by the lenders associated with this agreement.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Government of Quebec Loan

We have an agreement with the Government of Quebec for a term loan that is non-interest bearing and is payable in 48 equal monthly installments (denominated in Canadian dollars) commencing December 1, 2009. The proceeds were used to partially finance capital expenditures at our Rayonese facility located in Quebec, Canada. As of January 31, 2010, the outstanding balance on this loan was valued at $767 and $715 in Canadian and U.S. dollars, respectively.

Revolving Credit Agreement – United States

We have an unsecured credit agreement that provides for a revolving loan commitment of $6.5 million, including letters of credit up to $5.5 million. This agreement bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 3.23% at January 31, 2010) based on the company’s debt/EBITDA ratio, as defined in the agreement. As of January 31, 2010, there were $425 in outstanding letters of credit (all of which related to workers compensation) and no borrowings outstanding under the agreement.

On July 15, 2009, we entered into a fourteenth amendment to this revolving credit agreement. This amendment extended the expiration date to August 15, 2010.

On February 24, 2010, we entered into a fifteenth amendment to this revolving credit agreement. This amendment provided greater flexibility by increasing the capital expenditure limit on cash basis from $4.0 million to $7.5 million for fiscal year 2010. In addition, for any fiscal year after fiscal 2010, capital expenditures are not to exceed the sum of $4.0 million and such additional amount of capital expenditures do not cause the company to be in noncompliance with their fixed charge coverage ratio as defined in the agreement.

This loan agreement requires that we maintain compliance with certain financial covenants. At January 31, 2010, we were in compliance with these financial covenants, subject to the fifteenth amendment discussed above.

Revolving Credit Agreement – China

Effective March 3, 2010, the company obtained a commitment letter from a bank to renew its revolving credit agreement in China. The agreement provides for a line of credit available up to approximately $6.0 million and extends the expiration date to March 2, 2011.  This agreement bears interest at a rate determined by the Chinese government. There were no borrowings or letters of credit outstanding under the agreement as of January 31, 2010.

Overall

As of January 31, 2010, the principal payment requirements of long-term debt during the next five years are: Year 1 – $4.9 million; Year 2 - $2.4 million; Year 3 - $2.4 million; Year 4 - $2.3 million; Year 5 - $2.2 million; and thereafter - $2.2 million.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12. Capital Lease Obligation

In May 2008, the company entered into a capital lease to finance the construction of certain equipment related to its mattress fabrics segment. The lease agreement contains a bargain purchase option and bears interest at 8.5%. The lease agreement requires principal payments totaling $1.4 million that commenced on July 1, 2008 to be paid in quarterly installments through April 2010. This agreement is secured by equipment with a carrying value of $2.4 million. The remaining principal payment of $107 will be paid in the fourth quarter fiscal 2010.

At January 31, 2010, the company has recorded $1.4 million for equipment under capital leases. This balance is reflected in property, plant, and equipment in the accompanying consolidated balance sheet as of January 31, 2010. Depreciation expense on the carrying value of $2.4 million associated with this capital lease obligation was $52 and $156 for the three-month and nine-month periods ending January 31, 2010. Depreciation expense was $52 and $87 for the three-month and nine-month periods ending February 1, 2009. The equipment under this capital lease was placed into service in the company’s second quarter of fiscal 2009.

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

Level 2 – Inputs other than level 1 inputs that are either directly or indirectly observable, and

Level 3 – Unobservable inputs developed using the company’s estimates and assumptions, which reflect those that market participants would use.

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

Fair value measurements at January 31, 2010 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Canadian Dollar Fx Contract	N/A	$82	N/A	$82
Liabilities:
None	N/A	N/A	N/A	N/A

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The fair value of the company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities.  At January 31, 2010, the carrying value of the company’s long-term debt was $16.4 million and the fair value was $15.8 million. At May 3, 2009, the carrying value of the company’s long-term debt was $16.4 million and the fair value was $15.4 million.

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

	(Amounts in Thousands)
	Fair Values of Derivative Instruments As of,
	January 31, 2010		May 3, 2009

Derivatives designated as hedging instruments under ASC Topic 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Canadian dollar foreign exchange contract	Other assets	$82	Other assets	$20

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Derivatives in ASC Topic 815 Net Investment Hedging Relationships	Amt of Gain (Loss) (net of tax) Recognized in OCI on Derivative (Effective Portion) and recorded in Other assets and Accrued Expenses at Fair Value		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (net of tax) or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	January 31, 2010	February 1, 2009		January 31, 2010	February 1, 2009		January 31, 2010	February 1, 2009

Canadian Dollar Foreign Exchange Contract	$62	-	N/A	N/A	N/A	N/A	N/A	N/A

Interest Rate Swap Agreement	-	$(24)	N/A	N/A	N/A	N/A	N/A	N/A

Canadian Dollar Foreign Exchange Rate

On January 21, 2009, the company entered into a Canadian dollar foreign exchange contract to mitigate the risk of foreign exchange rate fluctuations associated with its loan with the Government of Quebec. The agreement effectively converts the Canadian dollar principal payments at a fixed Canadian dollar foreign exchange rate compared with the United States dollar of 1.21812. This agreement expires November 1, 2013 and is secured by cash deposits totaling $200,000. These cash deposits of $200,000 are recorded in cash and cash equivalents in Consolidated Balance Sheet as of January 31, 2010 and May 3, 2009, respectively.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

15.  Cash Flow Information

Payments for interest and income taxes follows:

	Nine months ended
(dollars in thousands)	January 31, 2010	February 1, 2009
Interest	$727	$1,066
Net income tax payments	1,152	54

Interest costs of $22 and $42 for the construction of qualifying property, plant, and equipment were capitalized for the nine month periods ending January 31, 2010 and February 1, 2009, respectively.

16.  Restructuring and Restructuring Related Charges

The following summarizes the fiscal 2010 activity in the restructuring accrual (dollars in thousands):

			Employee		Lease
			Termination	Lease	Termination
		Employee	Benefit	Termination	and Other
		Termination	Payments	and Other	Exit Cost
	Balance,	Benefit	Net of Cobra	Exit Cost	Receipts	Balance
(dollars in thousands)	May 3, 2009	Adjustments	Premiums	Adjustments	(Payments)	January 31, 2010
September 2008 Upholstery fabrics	$43	$-	$-	(101)	$58	$-
December 2006 Upholstery fabrics (1)	494	(169)	(198)	13	(41)	99
September 2005 Upholstery fabrics	81	-	-	-	(81)	-
Fiscal 2003 Culp Decorative fabrics (2)	235	-	-	67	(39)	263
Totals	$853	$(169)	$(198)	$(21)	$(103)	$362

(1)
The restructuring accrual at January 31, 2010, represents employee termination benefits and lease termination and other exit costs of $22 and $77, respectively. The restructuring accrual at May 3, 2009, represents employee termination benefits and lease termination and other exit costs of $389 and $105, respectively.

(2)	The restructuring accrual at January 31, 2010 and May 3, 2009 represents lease termination and other exit costs of $263 and $235, respectively.

The following summarizes restructuring and related charges incurred for the nine-month period ending January 31, 2010 (dollars in thousands):

							Sales
							Proceeds
			Write-				from
	Operating	Lease	Downs of				Equipment
	Costs on	Termination	Buildings		Asset	Employee	With No
	Closed	and Other	and	Inventory	Movement	Termination	Carrying
(dollars in thousands)	Facilities	Exit Costs	Equipment	Markdowns	Costs	Benefits	Value	Total
September 2008 Upholstery
fabrics (3)	$-	$(101)	$-	$-	$-	$-	$-	$(101)
December 2006 Upholstery
fabrics (4)	92	13	-	(50)	-	(169)	(127)	(241)
Fiscal 2003 Upholstery
fabrics (5)	-	67	-	-	-	-	-	67
Totals	$92	$(21)	$-	$(50)	$-	$(169)	$(127)	$(275)

(3)	This $101 credit was recorded in restructuring credit in the 2010 Consolidated Statement of Operations.
(4)	Of this $241 credit, a charge of $42 was recorded in cost of sales and a credit of $283 was recorded in restructuring credit in the 2010 Consolidated Statement of Operations.
(5)	This $67 charge was recorded in restructuring credit in the 2010 Consolidated Statement of Operations.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following summarizes restructuring and related charges incurred for the nine-month period ending February 1, 2009 (dollars in thousands):

								Sales
								Proceeds
			Write-					from
	Operating	Lease	Downs of					Equipment
	Costs on	Termination	Buildings				Employee	With No
	Closed	and Other	and		Inventory	Accelerated	Termination	Carrying
(dollars in thousands)	Facilities	Exit Costs	Equipment		Markdowns	Depreciation	Benefits	Value	Total
September 2008 Upholstery	$19	$466	$6,562		$480	$2,090	$35	$-	$9,652
fabrics (6)
December 2006 Upholstery
fabrics (7)	65	215	1,398		950	-	784	-	3,412
Other Upholstery
fabrics (8)	-	-	-		-	-	(22)	-	(22)
Totals	$84	$681	$7,960	(9)	$1,430	$2,090	$797	$-	$13,042

(6)	Of this total charge, $2.6 million and $7.0 million were recorded in cost of sales and restructuring expense in the 2009 Consolidated Statement of Operations.
(7)
Of this total charge, $994 was recorded in cost of sales, $21 was recorded in selling, general, and administrative expense, and $2.4 million was recorded in restructuring expense in the 2009 Consolidated Statement of Operations. Of this total charge, $571, $2.4 million and $438 was recorded in the third quarter, second quarter and first quarter of fiscal 2009, respectively. Of the $571 total third quarter charge, $205 represents lease termination and other exit costs associated with the sale of the corporate headquarters, $161 represents inventory markdowns, $148 represents impairment charges on a building and equipment, $36 represents other operating costs associated with closed plant facilities, and $21 represents employee termination benefits.

(8)	This $22 credit was recorded in restructuring expense in the 2009 Consolidated Statement of Operations.
(9)
The $8.0 million restructuring charge represents impairments of $2.2 million for fixed assets abandoned in connection with the consolidation of certain plant facilities in China and $774 for a reduction in the selling price of our corporate headquarters to $4.0 million. Our corporate headquarters were sold for $4.0 million in the third quarter of fiscal 2009. Also, during the course of our strategic review in the second quarter of fiscal 2009, of our upholstery fabrics business, we assessed the recoverability of the carrying value of our upholstery fabric fixed assets that are being held and used in operations. This strategic review resulted in impairment losses of $4.4 million and $531 for fixed assets located in China and the U.S., respectively. In addition, we incurred impairment losses totaling $115 for assets held for sale associated with its U.S. upholstery fabric operations. These losses reflect the amounts by which the carrying values of these fixed assets exceed their estimated fair values determined by their estimated future discounted cash flow and quoted market prices.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

17.  Assets Held For Sale

A summary of assets held for sale follows:

(dollars in thousands)	January 31, 2010	May 3, 2009
Upholstery fabrics	$88	$1,189
Mattress fabrics	10	20
	$98	$1,209

The carrying value of these assets held for sale are presented separately in the January 31, 2010 and May 3, 2009 consolidated balance sheets and are no longer being depreciated.

Upholstery Fabrics

During fiscal 2010, the company received proceeds totaling $223 for the sale of equipment related to its upholstery fabric operations. We expect the remaining carrying value amount of $88 to be sold by the end of the first quarter of fiscal 2011.

Due to the favorable results from the company's profit improvement plan and restructuring activities initiated in the second quarter of fiscal 2009, management assessed the classification of upholstery fabric assets classified as held for sale during the second quarter of fiscal 2010. As a result of this assessment, upholstery fabric assets with a carrying value of $699 were reclassified from assets held for sale to held and used (property, plant, and equipment on the January 31, 2010 Consolidated Balance Sheet). This carrying value of $699 represents these assets' carrying amount before being classified as held for sale (the third quarter of fiscal 2009), adjusted for depreciation expense that would have been recognized had these assets been classified as held and used, which is lower than these assets' fair value at the date they were reclassified to held and used. Consequently, we recorded a charge totaling $178 in the second quarter of fiscal 2010 to depreciation expense in the 2010 Consolidated Statement of Operations.

Mattress Fabrics

During fiscal 2010, the company received proceeds totaling $10 for the sale of equipment related to its mattress fabric operations. We expect the remaining carrying value amount of $10 to be sold by the end of the fiscal 2010.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three months ended
(amounts in thousands)	January 31, 2010	February 1, 2009
Weighted average common shares outstanding, basic	12,713	12,653
Dilutive effect of stock-based compensation	361	-
Weighted average common shares outstanding, diluted	13,074	12,653

All options of common stock were included in the computation of diluted net income for the three months ending January 31, 2010, as the exercise price of the options was less than the average market price of the common shares. Options to purchase 695,765 shares of common stock were not included in the computation of diluted net loss per share for the three months ended February 1, 2009, as the exercise price of the options was greater than the average market price of the common shares.

The computation of basic net income per share for the three months ending January 31, 2010, did not include 195,000 shares of time vested restricted common stock and 40,000 shares of performance based restricted stock units as these awards were unvested as of January 31, 2010. The computation of basic net loss per share for the three months ending February 1, 2009, did not include 115,000 shares of time vested restricted common stock and 120,000 shares of performance based restricted stock units as these awards were unvested as of February 1, 2009.

	Nine months ended
(amounts in thousands)	January 31, 2010	February 1, 2009
Weighted average common shares outstanding, basic	12,679	12,650
Dilutive effect of stock-based compensation	281	-
Weighted average common shares outstanding, diluted	12,960	12,650

Options to purchase 157,500 and 680,765 shares of common stock were not included in the computation of diluted net income (loss) per share for the nine months ended January 31, 2010 and February 1, 2009, respectively, because the exercise price of the options was greater than the average market price of the common shares. Additionally, options to purchase 2,873 shares were not included in the computation of diluted net loss per share for the nine months ended February 1, 2009, because the company incurred a net loss.

The computation of basic net income per share for the nine months ending January 31, 2010, did not include 195,000 shares of time vested restricted common stock and 40,000 shares of performance based restricted stock units as these awards were unvested as of January 31, 2010. The computation of basic net loss per share for the nine months ending February 1, 2009, did not include 115,000 shares of time vested restricted common stock and 120,000 shares of performance based restricted stock units as these awards were unvested as of February 1, 2009.

19.  Comprehensive Income (Loss)

Comprehensive income (loss) is the total income (loss) and other changes in shareholders’ equity, except those resulting from investments by shareholders and distributions to shareholders not reflected in net income (loss).

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A summary of comprehensive income (loss) follows:

	Nine months ended
(dollars in thousands)	January 31, 2010	February 1, 2009
Net income (loss)	$7,755	$(40,538)
Gain (Loss) on cash flow hedge, net of income taxes	62	(24)
Comprehensive income (loss)	$7,817	$(40,562)

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Financial information for the company’s operating segments as follows:

	Three months ended
(dollars in thousands)	January 31, 2010		February 1, 2009
Net sales:
Mattress Fabrics	$26,953		$25,198
Upholstery Fabrics	27,027		19,394
	$53,980		$44,592

Gross profit:
Mattress Fabrics	$5,587		$4,176
Upholstery Fabrics	5,098		1,931
Total segment gross profit	10,685		6,107
Restructuring related charges	(28	) (1)	(358	) (3)
	$10,657		$5,749

Selling, general, and administrative expenses:
Mattress Fabrics	$2,031		$1,941
Upholstery Fabrics	2,627		1,880
Total segment selling, general, and
administrative expenses	4,658		3,821
Unallocated corporate expenses	1,777		838
Restructuring related charges	-	(1)	17	(3)
	$6,435		$4,676

Income (loss) from operations:
Mattress Fabrics	$3,556		$2,235
Upholstery Fabrics	2,471		51
Total segment income from operations	6,027		2,286
Unallocated corporate expenses	(1,777)		(838)
Restructuring expense and related charges	(54	) (2)	(777	) (4)
Total income from operations	4,196		671
Interest expense	(327)		(646)
Interest income	52		20
Other expense	(96)		(28)
Income before income taxes	$3,825		$17

(1)	The $28 restructuring related charge represents other operating costs associated with a closed plant facility. This restructuring related charge relates to the Upholstery Fabrics segment

(2)
The $54 restructuring and related charge represents $40 for lease termination and other exit costs, $28 for other operating costs associated with a closed plant facility, offset by a credit of $14 for sales proceeds received on equipment with no carrying value. Of this total charge, $28 was recorded in cost of sales and $26 was recorded to restructuring expense. This restructuring and related charge relates to the Upholstery Fabrics segment.

(3)
The $358 restructuring related charge represents $322 for inventory markdowns and $36 for other operating costs associated with closed plant facilities. The $17 restructuring related charge represents other operating costs associated with closed plant facilities. These restructuring related charges relate to the Upholstery Fabrics segment.

(4)
The $777 restructuring expense and related charge represents $322 for inventory markdowns, $234 for lease termination and other exit costs, $148 for write-downs of equipment, $53 for other operating costs associated with closed plant facilities, and $20 for employee termination benefits. Of this total charge, $358, $17, and $402 are included in cost of sales, selling, general, and administrative expense, and restructuring expense, respectively. These charges relate to the Upholstery Fabrics segment.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine months ended
(dollars in thousands)	January 31, 2010		February 1, 2009
Net sales:
Mattress Fabrics	$81,429		$88,808
Upholstery Fabrics	67,744		67,368
	$149,173		$156,176

Gross profit:
Mattress Fabrics	$16,245		$15,603
Upholstery Fabrics	11,175		4,277
Total segment gross profit	27,420		19,880
Restructuring related charges	(42	) (5)	(3,583	) (7)
	$27,378		$16,297

Selling, general, and administrative expenses:
Mattress Fabrics	$5,696		$5,902
Upholstery Fabrics	6,843		6,444
Total segment selling, general, and
administrative expenses	12,539		12,346
Unallocated corporate expenses	4,177		2,131
Restructuring related charges	-	(5)	21	(7)
	$16,716		$14,498

Income (loss) from operations:
Mattress Fabrics	$10,549		$9,702
Upholstery Fabrics	4,332		(2,168)
Total segment income from operations	14,881		7,534
Unallocated corporate expenses	(4,177)		(2,131)
Restructuring and related credit (charge)	275	(6)	(13,042	) (8)
Total income (loss) from operations	10,979		(7,639)
Interest expense	(1,026)		(1,739)
Interest income	81		75
Other (expense) income	(714)		207
Income (loss) before income taxes	$9,320		$(9,096)

(5)
The $42 restructuring related charge represents $92 for other operating costs associated with a closed plant facility offset by a credit of $50 for inventory markdowns. This restructuring related charge relates to the Upholstery Fabrics segment.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(6)
The $275 restructuring and related credit represents a credit of $169 for employee termination benefits, a credit of $127 for sales proceeds received on equipment with no carrying value, a credit of $50 for inventory markdowns, a credit of $21 for lease termination and other exit costs, offset by a charge of $92 for other operating costs associated with a closed plant facility. Of this total credit, a credit of $317 was recorded in restructuring credit and a charge of $42 was recorded in cost of sales. This restructuring and related credit relates to the Upholstery Fabrics segment.

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

(8)
The $13.0 million represents $8.0 million for write-downs of a building and equipment, $2.1 million for accelerated depreciation, $1.4 million for inventory markdowns, $797 for employee termination benefits, $681 for lease termination and other exit costs, and $84 for other operating costs associated with closed plant facilities. Of this total charge, $3.6 million, $21, and $9.4 million are included in cost of sales, selling, general, and administrative expense, and restructuring expense, respectively. These charges relate to the Upholstery Fabrics segment.

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	January 31, 2010	May 3, 2009
Segment assets:
Mattress Fabrics
Current assets (9)	$20,871	$21,823
Assets held for sale	10	20
Non-compete agreements, net	952	1,164
Goodwill	11,462	11,593
Property, plant and equipment (10)	24,726	23,674
Total mattress fabrics assets	58,021	58,274
Upholstery Fabrics
Current assets (9)	24,366	20,271
Assets held for sale	88	1,189
Property, plant and equipment (11)	1,033	-
Total upholstery fabrics assets	25,487	21,460
Total segment assets	83,508	79,734
Non-segment assets:
Cash and cash equivalents	19,015	11,797
Income taxes receivable	331	210
Deferred income taxes	57	54
Other current assets	1,217	1,264
Property, plant and equipment (12)	672	579
Other assets	1,708	1,656
Total assets	$106,508	$95,294

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine months ended
(dollars in thousands)	January 31, 2010	February 1, 2009
Capital expenditures (13):
Mattress Fabrics	$3,743	$2,295
Upholstery Fabrics	441	402
Unallocated Corporate	247	-
Total capital expenditures	$4,431	$2,697
Depreciation expense:
Mattress Fabrics	$2,620	$2,617
Upholstery Fabrics	422	1,049
Total segment depreciation expenses	3,042	3,666
Accelerated depreciation - Upholstery Fabrics	-	2,090
Total segment depreciation expense	$3,042	$5,756

(9)	Current assets represent accounts receivable and inventory for the respective segment.

(10)
The $24.7 million at January 31, 2010, represents property, plant, and equipment of $16.7 million and $8.0 million located in the U.S. and Canada, respectively. The $23.7 million at May 3, 2009, represents property, plant, and equipment of $16.4 million and $7.3 million located in the U.S. and Canada, respectively.

(11)
The $1.0 million at January 31, 2010, represents property, plant, and equipment of $946 and $87 located in the U.S. and China, respectively. During the second quarter of fiscal 2010, assets with a carrying value of $699 were reclassified from assets held for sale to held and used (see Note 17). At May 3, 2009, the upholstery fabrics segment did not have a property, plant, and equipment balance due to impairment charges incurred in fiscal 2009 and classification of property, plant, and equipment to assets held for sale.

(12)
The $672 and $579 at January 31, 2010 and May 3, 2009, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate are located in the U.S.

(13)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

21.  Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $1.6 million, or 16.8% of income before income tax expense, for the nine-month period ended January 31, 2010, compared to income tax expense of $31.4 million, or 345.7% of loss before income tax expense, for the nine-month period ended February 1, 2009. Our effective income tax rate for the nine month periods ended January 31, 2010, and February 1, 2009, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The income tax expense for the nine-month period ended January 31, 2010, is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•
The income tax rate was reduced by 27% for a reduction in the valuation allowance recorded against substantially all of our net deferred tax assets. This reduction in the valuation allowance is primarily due to the U.S. taxable income generated by the repatriation of the undistributed earnings from our subsidiaries located in China and the resulting usage of the U.S. net operating loss carryforwards.

•
The income tax rate was reduced by 9% for the tax effects of foreign exchange losses on U.S. denominated account balances in which income taxes are paid in Canadian dollars. The Canadian foreign exchange rate in relation to the U.S. dollar has been very volatile due to current global economic conditions.

•
The income tax rate was reduced by 6% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

•
The income tax rate increased 14% for the recording of a deferred tax liability for estimated U.S. income taxes that will be payable upon anticipated future repatriation of undistributed earnings from our subsidiaries located in China. During the first quarter of fiscal 2010, we received authorization from the Chinese government to repatriate additional funds that would not be subject to withholding taxes payable in China.

•	The income tax rate increased 11% for an increase in unrecognized tax benefits.

The income tax expense for the nine-month period ending February 1, 2009, is different from the amount obtained by applying our statutory rate of 34% to loss before income taxes for the following reasons:

•	The income tax rate was increased by 335% for the establishment of a valuation allowance against substantially all of our net deferred tax assets.

•
The income tax rate was increased by 35% for the tax effects of foreign exchange gains on U.S. denominated account balances in which income taxes are paid in Canadian dollars. The Canadian foreign exchange rate in relation to the U.S. dollar has been very volatile due to current global economic conditions.

•	The income tax rate increased 15% for an increase in unrecognized tax benefits.

•
The income tax rate was reduced by 5% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Deferred Income Taxes

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. The cumulative pre-tax losses incurred over the last several years, the significant uncertainty in current and expected demand for furniture and mattresses, and the prevailing uncertainty in the overall economic climate, has made it very difficult to forecast both short-term and long-term financial results. Based on this significant negative evidence, we maintain our position that the U.S. and China net deferred tax assets are not more-likely-than-not to be fully recovered. As of January 31, 2010, we have a $24.2 million valuation allowance, of which $22.6 million and $1.6 million were against the net deferred tax assets of our U.S. and China operations, respectively. As of May 3, 2009, we had a valuation allowance of $27.2 million, of which $25.3 million and $1.9 million were against the net deferred tax assets of our U.S. and China operations, respectively. Our net deferred tax asset primarily resulted from the recording of the income tax benefit of U.S. income tax loss carryforwards over the last several years, which totaled $71.3 million at the end of fiscal 2009. The recorded valuation allowance of $24.2 million has no effect on our operations, loan covenant compliance, or the possible utilization of the U.S. income tax loss carryforwards in the future. If and when we utilize any of these U.S. income tax loss carryforwards to offset future U.S. taxable income, the income tax benefit would be recognized at that time.

At January 31, 2010, the remaining current deferred tax asset of $57 and noncurrent deferred tax liability of $1.1 million pertained to our operations located in Canada.

Uncertainty In Income Taxes

At January 31, 2010, we had $9.6 million of total gross unrecognized tax benefits, of which $3.7 million represents the amount of gross unrecognized tax benefits that, if recognized would favorably affect the income tax rate in future periods. Of the $9.6 million in gross unrecognized tax benefits as of January 31, 2010, $5.9 million were classified as net non-current deferred income taxes and $3.7 million were classified as income taxes payable –long-term in the accompanying consolidated balance sheets.

We estimate that the amount of unrecognized tax benefits will increase by approximately $300 by the end of the fiscal year. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

22.  Statutory Reserves

The company’s subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of January 31, 2010, the company’s statutory surplus reserve was $2.2 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The company’s subsidiaries located in China can transfer funds to the parent company with the exception of the statutory surplus reserve of $2.2 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A lawsuit was filed against the company and other defendants (Chromatex, Inc., Rossville Industries, Inc., Rossville Companies, Inc. and Rossville Investments, Inc.) on February 5, 2008 in United States District Court for the Middle District of Pennsylvania. The plaintiffs are Alan Shulman, Stanley Siegel, Ruth Cherenson as Personal Representative of Estate of Alan Cherenson, and Adrienne Rolla and M.F. Rolla as Executors of the Estate of Joseph Byrnes. The plaintiffs were partners in a general partnership that formerly owned a manufacturing  plant in West Hazleton, Pennsylvania (the “Site”). Approximately two years after this general partnership sold the Site to defendants Chromatex, Inc. and Rossville Industries, Inc. the company leased and operated the Site as part of the company’s Rossville/Chromatex division. The lawsuit involves court judgments that have been entered against the plaintiffs and against defendant Chromatex, Inc. requiring them to pay costs incurred by the United States Environmental Protection Agency (“USEPA”) responding to environmental contamination at the Site, in amounts approximating $8.6 million. Neither USEPA nor any other governmental authority has asserted any claim against the company on account of these matters. The plaintiffs seek contribution from the company and other defendants and a declaration that the company and the other defendants are responsible for environmental response costs under environmental laws and certain agreements. The plaintiffs also assert that the company tortuously interfered with contracts between them and other defendants in the case and diverted assets to prevent the plaintiffs from being paid monies owed to them. The company does not believe it has any liability for the matters described in this litigation and intends to defend itself vigorously. In addition, the company has an indemnification agreement with certain other defendants in the litigation pursuant to which the other defendants agreed to indemnify the company for any damages it incurs as a result of the environmental matters that are subject of this litigation, although it is unclear whether the indemnitors have significant assets at this time. For these reasons, no reserve has been recorded.

At January 31, 2010, the company had open purchase commitments to acquire equipment with regards to its mattress fabrics segment totaling $3.3 million.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain statements that may be deemed “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934).  Such statements are inherently subject to risks and uncertainties.  Further, forward looking statements are intended to speak only as of the date on which they are made.  Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “estimate,” “plan” and “project” and their derivatives, and include but are not limited to statements about expectations for the company’s future operations or success, sales, gross profit margins, operating income, SG&A, income taxes or other expenses, and earnings, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, increases in utility and energy costs, and general economic conditions.  Decreases in these economic indicators could have a negative effect on the company’s business and prospects.  Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely.  In addition, changes in consumer preferences for various categories of furniture and bedding coverings, as well as changes in costs to produce such products (including import duties and quotas or other import costs) can have a significant effect on demand for the company’s products.  Changes in the value of the U.S. dollar versus other currencies can affect the company’s financial results because a significant portion of the company’s operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make the company’s products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on the company’s sales of products produced in those countries. Further, economic and political instability in international areas could affect the company’s operations or sources of goods in those areas, as well as demand for the company’s products in international markets. Finally, unanticipated delays or costs in executing restructuring actions could cause the cumulative effect of restructuring actions to fail to meet the objectives set forth by management. Further information about these factors, as well as other factors that could affect the company’s future operations or financial results and the matters discussed in forward-looking statements are included in Item 1A “Risk Factors” section in the company’s Form 10-K filed with the Securities and Exchange Commission on July 16, 2009 for the fiscal year ended May 3, 2009.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

Executive Summary

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The three months ended January 31, 2010, and February 1, 2009, represent 13 week periods, respectively. The nine months ended January 31, 2010, and February 1, 2009, represent 39 and 40 week periods, respectively. We have operations classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment primarily manufacturers, sources and sells fabrics to bedding manufacturers. The upholstery fabrics segment sources, manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers. We believe that Culp is the largest marketer of mattress fabrics in North America, and one of the largest marketers of upholstery fabrics for furniture in North America, both measured by total sales.

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

Our third quarter financial results for fiscal 2010 reflect significant improvement in profitability over the prior year period.  Net sales increased 21% for the third quarter of fiscal 2010 compared with the third quarter of fiscal 2009, as our upholstery and mattress fabric segments experienced year over year gains of 39% and 7%, respectively.  This is the company’s first sales gain on a consolidated basis in two years and the first gain in upholstery fabrics in three years. Operating income for the third quarter of fiscal 2010 was $4.2 million compared with $671,000 for the third quarter of fiscal 2009.  Due to the substantial improvement in net sales and operating income, net income was $3.0 million, or $0.23 per diluted share, for the third quarter of fiscal 2010, compared with a net loss $450,000, or $0.04 per share, for the third quarter of fiscal 2009.

The company had an ending cash balance of $19.0 million and total debt (current maturities of long-term debt and long-term debt) of $16.4 million.  Cash and cash equivalents have increased $7.2 million from $11.8 million at the end of fiscal 2009, while total debt has remained the same. We have a scheduled principal payment of $4.8 million due on March 15, 2010, which will reduce our total debt to $11.6 million. Our next scheduled principal payment of $2.2 million (Unsecured Term Notes - Bodet & Horst) is not due until August 2011.

We also continue to make improvements in our working capital management.  Operating working capital (comprised of accounts receivable and inventories, less accounts payable) was $25.6 million at January 31, 2010, down from $27.0 million at February 1. 2009. Working capital turnover was 8.3 and 6.2 during the quarter ended January 31, 2010, and February 1, 2009, respectively. In addition, inventory turnover for the third quarter of fiscal 2010 was 7.0 compared with 6.0 for third quarter of fiscal 2009.

During the third quarter of fiscal 2010, we have seen significant improvement in the operating performance in both our segments. The significant improvement in our upholstery fabrics performance is primarily due to a better macroeconomic environment and favorable results from our sales and marketing initiatives. In addition, we are realizing the benefits of our long-term strategy to build a wholly-owned low cost China platform that is scalable, vertical, and not capital intensive. Also, we are beginning to benefit from a complimentary strategy to grow business in our one remaining U.S. upholstery facility, based upon a model of utilizing China sourced yarns, low overhead, and a focused volume-oriented strategy. The significant improvement in our mattress fabrics performance is primarily due to operational efficiency gains related to ongoing capital investments to develop an efficient and scalable manufacturing platform and benefits from the Bodet & Horst knitted fabrics acquisition in August 2008.  During the next four months we will make additional capital investments, including expanding the capacity for both knit and woven product lines, as well as completing an energy initiative in our Canadian operation that will have an environmental benefit and reduce operating costs.

Net income for the nine month period ending January 31, 2010 was $7.8 million compared with a net loss of $40.5 million for the nine month period ending February 1, 2009. The net loss reflected charges totaling $43.5 million, which include a charge of $30.5 million for the establishment of a valuation allowance against substantially all of our net deferred tax assets and restructuring and related charges of $13.0 million.

The following tables set forth the company’s statement of operations by segment for the three and nine months ended January 31, 2010, and February 1, 2009.

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND FEBRUARY 1, 2009

(Amounts in thousands)

	THREE MONTHS ENDED (UNAUDITED)

	Amounts						Percent of Total Sales
	January 31,		February 1,		% Over		January 31,		February 1,
Net Sales by Segment	2010		2009		(Under)		2010		2009

Mattress Fabrics	$26,953		25,198		7.0%		49.9%		56.5%
Upholstery Fabrics	27,027		19,394		39.4%		50.1%		43.5%

Net Sales	$53,980		44,592		21.1%		100.0%		100.0%

Gross Profit by Segment							Gross Profit Margin

Mattress Fabrics	$5,587		4,176		33.8%		20.7%		16.6%
Upholstery Fabrics	5,098		1,931		164.0%		18.9%		10.0%
Subtotal	10,685		6,107		75.0%		19.8%		13.7%

Restructuring related charges	(28)	(1)	(358)	(1)	(92.2	) %	(0.1	) %	(0.8	) %

Gross Profit	$10,657		5,749		85.4%		19.7%		12.9%

Selling, General and Administrative expenses by Segment							Percent of Sales

Mattress Fabrics	$2,031		1,941		4.6%		7.5%		7.7%
Upholstery Fabrics	2,627		1,880		39.7%		9.7%		9.7%
Unallocated Corporate	1,777		838		112.1%		3.3%		1.9%
	6,435		4,659		38.1%		11.9%		10.4%

Restructuring related charges	-	(1)	17	(1)	(100.0	) %	0.0%		0.0%

Selling, General and Administrative expenses	$6,435		4,676		37.6%		11.9%		10.5%

Operating Income (loss) by Segment							Operating Income (Loss) Margin

Mattress Fabrics	$3,556		2,235		59.1%		13.2%		8.9%
Upholstery Fabrics	2,471		51		N.M.		9.1%		0.3%
Unallocated Corporate	(1,777)		(838)		112.1%		(3.3	) %	(1.9	) %
Subtotal	4,250		1,448		193.5%		7.9%		3.2%

Restructuring expense and restructuring related charges	(54)	(1)	(777)	(1)	(93.1	) %	(0.1	) %	(1.7	) %

Income from operations	$4,196		671		N.M.		7.8%		1.5%

Depreciation by Segment

Mattress Fabrics	$842		941		(10.5	) %
Upholstery Fabrics	149		92		62.0%
Total Depreciation	991		1,033		(4.1	) %

Notes:

(1) See restructuring and related charges/credits section of the Management's Discussion and Analysis for detailed explanations.

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE NINE MONTHS ENDED JANUARY 31, 2010 AND FEBRUARY 1, 2009

(Amounts in thousands)

	NINE MONTHS ENDED (UNAUDITED)

	Amounts						Percent of Total Sales
	January 31,		February 1,		% Over		January 31,		February 1,
Net Sales by Segment	2010		2009		(Under)		2010		2009

Mattress Fabrics	$81,429		88,808		(8.3	) %	54.6%		56.9%
Upholstery Fabrics	67,744		67,368		0.6%		45.4%		43.1%

Net Sales	$149,173		156,176		(4.5	) %	100.0%		100.0%

Gross Profit by Segment							Gross Profit Margin

Mattress Fabrics	$16,245		15,603		4.1%		19.9%		17.6%
Upholstery Fabrics	11,175		4,277		161.3%		16.5%		6.3%
Subtotal	27,420		19,880		37.9%		18.4%		12.7%

Restructuring related charges	(42)	(1)	(3,583)	(1)	(98.8	) %	(0.0	) %	(2.3	) %

Gross Profit	$27,378		16,297		68.0%		18.4%		10.4%

Selling, General and Administrative expenses by Segment							Percent of Sales

Mattress Fabrics	$5,696		5,902		(3.5	) %	7.0%		6.6%
Upholstery Fabrics	6,843		6,444		6.2%		10.1%		9.6%
Unallocated Corporate	4,177		2,131		96.0%		2.8%		1.4%
Subtotal	16,716		14,477		15.5%		11.2%		9.3%

Restructuring related charges	-	(1)	21	(1)	(100.0	) %	0.0%		0.0%

Selling, General and Administrative expenses	$16,716		14,498		15.3%		11.2%		9.3%

Operating Income (loss) by Segment							Operating Income (Loss) Margin

Mattress Fabrics	$10,549		9,702		8.7%		13.0%		10.9%
Upholstery Fabrics	4,332		(2,168)		N.M.		6.4%		(3.2	) %
Unallocated Corporate	(4,177)		(2,131)		96.0%		(2.8	) %	(1.4	) %
Subtotal	10,704		5,403		98.1%		7.2%		3.5%

Restructuring (credit) expense and restructuring related charges	275	(1)	(13,042)	(1)	N.M.		0.2%		(8.4	) %

Income (loss) from operations	$10,979		(7,639)		N.M.		7.4%		(4.9	) %

Depreciation by Segment

Mattress Fabrics	$2,620		2,617		0.1%
Upholstery Fabrics	422		1,049		(59.8	) %
Subtotal	3,042		3,666		(17.0	) %
Accelerated Depreciation	-		2,090		(100.0	) %
Total Depreciation	3,042		5,756		(47.2	) %

Notes:

(1) See restructuring and related charges/credits section of the Management's Discussion and Analysis for detailed explanations.

Three and Nine months ended January 31, 2010 compared with the Three and Nine Months ended February 1, 2009

Overview

For the three months ended January 31, 2010, net sales were $54.0 million, an increase of 21% compared with $44.6 million for the three months ended February 1, 2009.  We reported net income of $3.0 million, or $0.23 per diluted share for the third quarter of fiscal 2010. We reported a net loss of $450,000, or $0.04 per diluted share, for the third quarter of fiscal 2009. On a pre-tax basis, we reported income of $3.8 million for the third quarter of fiscal 2010 compared with pre-tax income of $17,000 for the third quarter of fiscal 2009. The pre-tax results for the third quarter of fiscal 2010 included restructuring and related charges in the upholstery fabrics segment of $54,000. The pre-tax results for the third quarter of fiscal 2009 included restructuring and related charges of $777,000.

The nine months ended January 31, 2010, had a total of 39 weeks compared with 40 weeks for the nine months ended February 1, 2009. For the nine months ended January 31, 2010, net sales were $149.2 million compared with $156.2 million for the nine months ended February 1, 2009. We reported net income of $7.8 million, or $0.60 per diluted share, for the nine months ended January 31, 2010, compared with a net loss of $40.5 million, or $3.20 per diluted share, for the nine months ended February 1, 2009. The net loss of $40.5 million included a non-cash income tax charge of $30.5 million for the establishment of a valuation allowance against substantially all of our net deferred tax assets. On a pre-tax basis, we reported income of $9.3 million for the nine months ended January 31, 2010, compared with a loss of $9.1 million for nine months ended February 1, 2009. The pre-tax results for the nine months ended January 31, 2010, included restructuring and related credits in the upholstery fabrics segment of $275,000. The pre-tax results for the nine months ended February 1, 2009, included restructuring and related charges of $13.0 million (of which $11.5 million and $1.5 million represented non-cash and cash charges, respectively).

Mattress Fabrics Segment

Net Sales

Mattress fabrics sales for the third quarter of fiscal 2010 were $27.0 million, an increase of 7% compared with $25.2 million for the third quarter of fiscal 2009. On a unit volume basis, total yards sold for the third quarter of fiscal 2010 were 10.6 million, an increase of 3% compared with 10.3 million for the third quarter of fiscal 2009. The $2.55 per yard average selling price for the third quarter of fiscal 2010 was 4% higher than the third quarter of fiscal 2009.

Mattress fabrics sales for the nine months ended January 31, 2010, were $81.4 million, a decrease of 8% compared with $88.8 million for the nine months ended February 1, 2009. The nine months ended January 31, 2010, had a total of 39 weeks compared with 40 weeks for the nine months ended February 1, 2009. On a unit volume basis, total yards sold for the nine months ended January 31, 2010, was 32.7 million, a decrease of 9% compared with 35.9 million the nine months ended February 1, 2009. The $2.49 per yard average selling price for the nine months ended January 31, 2010 was 1% higher than the nine months ended February 1, 2009.

The reduced sales volume on a year-to-date basis was indicative of the weak consumer demand for bedding products in the first quarter of fiscal 2010, compared with the first quarter of fiscal 2009. With the net sales increase of 7%, demand is gradually improving. The increase in the third quarter of fiscal 2010 primarily relates to higher sales in the knit fabrics product category.

Gross Profit and Operating Income

For the third quarter of fiscal 2010, the mattress fabrics segment reported a gross profit of $5.6 million, or 21% of net sales, compared with $4.2 million, or 17% of net sales, for the third quarter of fiscal 2009. Selling, general, and administrative expenses (SG&A) for the third quarter of fiscal 2010 was $2.0 million compared with $1.9 million for the third quarter of fiscal 2009. Operating income was $3.6 million for the third quarter of fiscal 2010 compared with $2.2 million for the third quarter of fiscal 2009. Operating margins were 13% and 9% of net sales in the third quarter of fiscal 2010 and 2009, respectively.

For the nine months ended January 31, 2010, the mattress fabrics segment reported a gross profit of $16.2 million, or 20% of net sales, compared with $15.6 million, or 18% of net sales, for the nine months ended February 1, 2009. SG&A for the nine months ended January 31, 2010, was $5.7 million compared with $5.9 million for the nine months ended February 1, 2009. Operating income was $10.5 million for the nine months ended January 31, 2010, compared with $9.7 million for the nine months ended February 1, 2009. Operating margins were 13% and 11% of net sales for the nine months ending January 31, 2010, and February 1, 2009, respectively.

While we have experienced lower year-to-date sales in fiscal 2010 compared with fiscal 2009, we are seeing demand gradually improve.  Net sales increased 7% in the third quarter of fiscal 2010 compared with the third quarter of fiscal 2009.  We have also continued our focus on operating performance.  This effort has paid off, as our gross profit and operating margins have been higher in fiscal 2010 compared to fiscal 2009. Our improved performance in mattress fabrics reflects the benefits of the ongoing investments we have made to develop an efficient and scalable manufacturing platform. These investments include the Bodet & Horst acquisition made in August 2008. In addition, we also benefitted from other operational initiatives. During the third quarter of fiscal 2010, we began the installation of state-of-the-art finishing equipment for our growing knit business and will complete the project during the fourth quarter of fiscal 2010. This initiative represents the final step in our strategy to become fully vertical in our manufacturing platform for the knits fabric product category. This will compliment our fully vertical manufacturing platform for woven fabrics. Benefits from this initiative include: faster response time, quality enhancements, and fabric innovation opportunities. During the next four months we will make additional capital investments, including expanding the capacity for both knit and woven product lines, as well as completing an energy initiative in our Canadian operation that will have an environmental benefit and reduce future operating costs.  Our improved operating performance reflects more favorable raw material prices obtained from our strategy of global sourcing.  Although we have obtained more favorable raw material pricing, raw material prices could increase in the future.

Segment assets

Segment assets consist of accounts receivable, inventory, assets held for sale, non-compete agreements associated with the ITG and Bodet & Horst acquisitions, goodwill, and property, plant, and equipment. As of January 31, 2010, accounts receivable and inventory totaled $20.9 million compared with $21.8 million at May 3, 2009.

As of January 31, 2010, the carrying value of assets held for sale was $10,000 compared with $20,000 at May 3, 2009. During fiscal 2010, the company received proceeds totaling $10,000 for the sale of equipment related to its mattress fabric operation. We expect the remaining carrying value amount of $10,000 to be sold by the end of fiscal 2010.

As of January 31, 2010, and May 3, 2009, the carrying value of the non-compete agreements were $952,000 and $1.2 million, respectively. As of January 31, 2010, and May 3, 2009, the carrying values of the segment’s goodwill were $11.5 million and $11.6 million, respectively. During the first quarter of fiscal 2010, we finalized our valuation of the fair values for the assets acquired and liabilities assumed in the Bodet & Horst acquisition. As a result of this final valuation, we recorded an adjustment to increase the fair value of the non-compete agreement and reduced the fair value of goodwill by $131,000.

As of January 31, 2010, property, plant and equipment totaled $24.7 million compared with $23.7 million at May 3, 2009.  The $24.7 million at January 31, 2010, represents property, plant, and equipment located in the U.S. of $16.7 million and located in Canada of $8.0 million. The $23.7 million at May 3, 2009, represents property, plant, and equipment located in the U.S. of $16.4 million and located in Canada of $7.3 million.

Asset Acquisition

Pursuant to an Asset Purchase Agreement among the company, Bodet & Horst USA, LP and Bodet & Horst GMBH & Co. KG (collectively “Bodet & Horst”) dated August 11, 2008, we purchased certain assets and assumed certain liabilities of the knitted mattress fabric operation of Bodet & Horst, including its manufacturing operation in High Point, North Carolina. The purchase has allowed us to have a vertically integrated manufacturing operation in all major product categories of the mattress fabrics industry.  The purchase involved the equipment, inventory, and intellectual property associated with the High Point manufacturing operation, which had served as our primary source of knitted mattress fabric for six years. The purchase price was cash in the amount of $11.4 million, which included an adjustment of $477,000 for changes in working capital as defined in the Asset Purchase Agreement, and the assumption of certain liabilities.

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
$11,400

The following unaudited pro forma consolidated results of operations for the three month and nine month periods ended February 1, 2009, have been prepared as if the acquisition of Bodet & Horst had occurred at April 28, 2008.

Three months ended
(dollars in thousands)	February 1, 2009
Net Sales	$44,592

Income from operations	671

Net loss	(450)

Net loss per share, basic	(0.04)

Net loss per share, diluted	(0.04)

Nine months ended
(dollars in thousands)	February 1, 2009
Net Sales	$156,176

Loss from operations	(6,694)

Net loss	(40,083)

Net loss per share, basic	(3.17)

Net loss per share, diluted	(3.17)

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Upholstery Fabrics Segment

Net Sales

Upholstery fabric net sales for the third quarter of fiscal 2010 were $27.0 million, a 39% increase compared with $19.4 million in the third quarter of fiscal 2009. Net sales of upholstery fabrics produced outside our U.S. manufacturing operations were $23.5 million in the third quarter of fiscal 2010, a 53% increase compared with $15.4 million in the third quarter of fiscal 20009. Net sales of U.S. produced upholstery fabrics were $3.5 million in the third quarter of fiscal 2010, a decrease of 12% from $4.0 million in the third quarter of fiscal 2009.

For the nine months ended January 31, 2010, upholstery fabric net sales were $67.7 million, a 1% increase compared with $67.4 million for the nine months ended February 1, 2009. The nine months ended January 31, 2010 had a total of 39 weeks compared with 40 weeks for the nine months ended February 1, 2009.  Net sales of upholstery fabrics produced outside our U.S. manufacturing operations were $57.5 million for the nine months ended January 31, 2010, an increase of 13% from $50.9 million for the nine months ended February 1, 2009. Net sales of U.S. produced upholstery fabrics were $10.3 million for the nine months ended January 31, 2010, a decrease of 38% from $16.5 million for the nine months ended February 1, 2009.

The increase in upholstery fabric net sales in the third quarter of fiscal 2010 marks the first year-over-year net sales increase in this segment in three years. In addition, this increase reversed a 15% net sales decline for the six months ending November 1, 2009 (the company’s 2nd quarter of fiscal 2010) compared with the six months ending November 2, 2008. As noted below, the increase in net sales reflects our focus this fiscal year on product development, sales and marketing initiatives, delivery performance, and aggressively defending our design copyrights. In addition, fiscal 2010 net sales have been affected by the planned discontinuation of certain U.S. produced products as part of our profit improvement plan implemented last fiscal year, and a significant increase in the provision for returns, allowances, and discounts.

Gross Profit and Operating Income (Loss)

The upholstery fabrics segment reported a gross profit of $5.1 million in the third quarter of fiscal 2010 compared with $1.9 million in the third quarter of fiscal 2009. Selling, general, and administrative expenses for the third quarter of fiscal 2010 were $2.6 million compared with $1.9 million in the third quarter of fiscal 2009. This significant improvement in gross profit led to operating income of $2.5 million in the third quarter of fiscal 2010 compared with operating income of $51,000 in the third quarter of fiscal 2009.

The upholstery fabrics segment reported a gross profit of $11.2 million for the nine months ended January 31, 2010, compared with $4.2 million for the months ended February 1, 2009. Selling, general, and administrative expenses for the nine months ended January 31, 2010, were $6.8 million compared with $6.4 million for the nine months ended February 1, 2009. This significant improvement in gross profit led to operating income of $4.3 million for the nine months ended January 31, 2010, compared with an operating loss of $2.2 million for the nine months ended February 1, 2009. The increase in selling, general, and administrative expenses is primarily due to higher incentive compensation expense.

The substantial improvement in the upholstery fabric segment’s operating income reflects the increase in net sales noted above and the incremental benefits of our restructuring activities and the profit improvement plan completed in fiscal 2009. Also, we are realizing the benefits of our long-term strategy to build a wholly-owned and low-cost China platform that is scalable, vertical, and not capital intensive. Additionally, we are beginning to benefit from a complimentary strategy to grow business in our one remaining U.S. upholstery facility, based upon a model of utilizing China sourced yarns, low overhead and a focused, volume oriented product strategy. Also, due to the favorable results of our restructuring activities and profit improvement plan, we have shifted our focus this fiscal year to product development, sales and marketing initiatives, and delivery performance. Lastly, we are aggressively defending our design copyrights and will do whatever is necessary to protect our creativity, and we believe these efforts are helping us retain and grow sales of certain fabrics. Although our profitability has improved in fiscal 2010, raw material prices could increase in the future.

It is important to note that the fourth quarter of fiscal 2010 will be affected by at least a week of plant closures for the Chinese New Year holiday.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant, and equipment, and assets held for sale.  As of January 31, 2010, accounts receivable and inventory totaled $24.4 million compared to $20.2 million at May 3, 2009. This change reflects the net sales increase in the third quarter of fiscal 2010 noted above.

As of January 31, 2010, the upholstery fabrics segment had property, plant, and equipment with a carrying value of $1.0 million. The $1.0 million represents property, plant, and equipment located in the U.S. and China of $946,000 and $87,000, respectively. During the second quarter of fiscal 2010, assets with a carrying value of $699,000 were reclassified from assets held for sale (see below paragraph). As of May 3, 2009, the upholstery fabrics segment reported no carrying value associated with its property, plant, and equipment due to impairment charges incurred in fiscal 2009 (see restructuring section) and the classification of property, plant, and equipment as assets held for sale.

At January 31, 2010 and May 3, 2009, this segment had assets held for sale with a carrying value of $88,000 and $1.2 million, respectively. Due to the favorable results from the company's profit improvement plan and restructuring activities initiated in the second quarter of fiscal 2009, management assessed the classification of upholstery fabric assets classified as held for sale. As a result of this assessment, upholstery fabric assets with a carrying value of $699,000 were reclassified from assets held for sale to held and used (property, plant, and equipment on the January 31, 2010 Consolidated Balance Sheet). This carrying value of $699,000 represents these assets' carrying amount before being classified as held for sale (the third quarter of fiscal 2009), adjusted for depreciation expense that would have been recognized had these assets been classified as held and used, which is lower than these assets' fair value at the date they were reclassified to held and used. Consequently, we recorded a second quarter charge to depreciation expense of $178,000 in the 2010 Consolidated Statement of Operations. In addition, we received proceeds totaling $223,000 for the sale of equipment related to the U.S. upholstery fabric operations.

Restructuring and Related Charges/Credits

Fiscal 2010

During the nine month period ending January 31, 2010, we recorded a total restructuring and related credit of $275,000, of which a credit of $169,000 related to employee termination benefits, a credit of $127,000 related to sales proceeds received on equipment with no carrying value, a credit of $21,000 related to lease termination and other exit costs, a credit of $50,000 related to inventory markdowns, offset by a charge of $92,000 related to other operating costs associated with a closed plant facility. Of this total credit, a $317,000 credit was recorded in restructuring credit and a charge of $42,000 was recorded in cost of sales in the 2010 Consolidated Statement of Operations. Of this total restructuring and related credit of $275,000, a credit of $101,000 pertained to the September 2008 Upholstery Fabrics restructuring plan, a credit of $241,000 pertained to the December 2006 Upholstery Fabrics restructuring plan, and a charge of $67,000 pertained to other upholstery fabric restructuring plans.

Fiscal 2009

During the nine month period ending February 1, 2009, total restructuring and related charges were $13.0 million, of which $8.0 million related to fixed asset impairments (see below paragraph for components of the impairment charges), $2.1 million related to accelerated depreciation in connection with the consolidation of plant facilities in China, $1.4 million for inventory markdowns related to the streamlining of the upholstery fabrics product line and raw material components, $797,000 for employee termination benefits, $681,000 for lease termination and other exit costs primarily related to the consolidation of plant facilities in China, and $84,000 for other operating costs associated with closed plant facilities.  Of this total charge, $3.6 million was recorded in cost of sales, $21,000 was recorded in SG&A, and $9.4 million was recorded in restructuring expense in the 2009 Consolidated Statement of Operations.

September 2008 – Upholstery Fabrics

On September 3, 2008, the board of directors approved changes to the upholstery fabric operations, including the consolidation of facilities in China and reduction of excess manufacturing capacity. These actions were in response to extremely challenging industry conditions for upholstery fabrics. Restructuring and related charges for this plan for the nine months ended February 1, 2009, totaled $9.6 million, of which $6.6 million related to impairment charges on equipment and leasehold improvements, $2.1 million for accelerated depreciation, $466,000 for lease termination and other exit costs, $480,000 for inventory markdowns, $35,000 for employee termination benefits, and $19,000 for other operating costs associated with closed plant facilities. The plant closings associated with this restructuring plan have been completed.

December 2006 – Upholstery Fabrics

During fiscal 2009, we further assessed the net realizable value of our inventory, recoverability of our fixed assets, and selling, general, and administrative expenses based on current demand trends related to our U.S. upholstery fabric operations. This assessment was required based on the adverse economic conditions resulting from the depressed housing market, credit crisis, and decreased consumer spending that developed in the second quarter of fiscal 2009, and which was more severe that we anticipated in fiscal 2008. As a result, restructuring and related charges for this plan for the nine months ended February 1, 2009, totaled $3.4 million, of which $1.4 million related to impairment charges on buildings and equipment, $950,000 for inventory markdowns, $784,000 for employee termination benefits, $65,000 for other operating costs associated with closed plant facilities, and $215,000 for lease termination and other exit costs.

Long-Lived Asset Impairments

The $8.0 million fixed asset impairment charge noted above consists of $2.2 million for fixed assets that were abandoned in connection with the consolidation of certain plant facilities in China and $774,000 for a reduction in selling price of our corporate headquarters to $4.0 million. Our corporate headquarters were sold for $4.0 million in the third quarter of fiscal 2009. Also, during the course of our strategic review in the second quarter of fiscal 2009, of our upholstery fabric business, we assessed the recoverability of the carrying value of our upholstery fabric fixed assets that were being held and used in operations. This strategic review resulted in impairment losses of $4.4 million and $531,000 for fixed assets located in China and the U.S., respectively. In addition, we incurred impairment losses totaling $115,000 for assets held for sale associated with its U.S. upholstery fabric operations. These losses reflect the amounts by which the carrying values of these fixed assets exceed their estimated fair values determined by their estimated future discounted cash flows and quoted market prices.

Management remains cautiously optimistic about the company's long-term prospects in the upholstery fabrics business, especially in light of the much improved financial performance of this segment. While the recent improvements in this business are favorable indicators, we remain committed to taking additional steps, if necessary, to maintain the profitability of our upholstery fabric operations, regardless of prevailing economic and business conditions. The company could experience additional inventory markdowns and further restructuring charges in the upholstery fabric operations if the current favorable trends in profitability do not continue.

Other Income Statement Categories

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (SG&A) for the company as a whole were $6.4 million for the third quarter of fiscal 2010 compared with $4.7 million for the third quarter of fiscal 2009. As a percent of net sales, SG&A expenses were 12% in the third quarter of fiscal 2010 compared with 11% in the third quarter of fiscal 2009. SG&A expenses for the company as a whole were $16.7 million for the nine months ended January 31, 2010 compared with $14.5 million for the nine months ended February 1, 2009. As a percent of net sales, SG&A expenses were 11% for the nine months ended January 31, 2010, compared with 9% for the nine months ended February 1, 2009. The increase in SG&A expenses primarily pertains to an increase in stock-based compensation expense reflecting an increase in the company’s stock price and an increase in incentive bonus accruals that reflects significantly improved financial performance.

Interest Expense (Income)

Interest expense for the third quarter of fiscal 2010 was $327,000 compared to $646,000 for the third quarter of fiscal 2009. Interest expense for the nine months ended January 31, 2010, was $1.0 million compared to $1.7 million for the nine months ended February 1, 2009. This trend reflects lower outstanding balances in the company’s long-term debt.

Interest income was $52,000 for the third quarter of fiscal 2010 compared to $20,000 for the third quarter of fiscal 2009. Interest income for the nine months ended January 31, 2010, was $81,000 compared to $75,000 for the nine months ended February 1, 2009. Our increase in interest income is primarily due to the company’s higher cash position and interest rates.

Other Expense (Income)

Other expense for the third quarter of fiscal 2010 was $96,000 compared with other expense of $28,000 for the third quarter of fiscal 2009. Other expense for the nine months ended January 31, 2010, was $714,000 compared with other income of $207,000 for the nine months ended February 1, 2009. This change primarily reflects fluctuations in the foreign currency exchange rate for our subsidiary domiciled in Canada.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $1.6 million, or 16.8% of income before income tax expense, for the nine-month period ended January 31, 2010, compared to income tax expense of $31.4 million, or 345.7% of loss before income tax expense, for the nine-month period ended February 1, 2009. Our effective income tax rate for the nine month periods ended January 31, 2010, and February 1, 2009, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The income tax expense for the nine-month period ended January 31, 2010, is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•
The income tax rate was reduced by 27% for a reduction in the valuation allowance recorded against substantially all of our net deferred tax assets. This reduction in the valuation allowance is primarily due to the U.S. taxable income generated by the repatriation of the undistributed earnings from our subsidiaries located in China and the resulting usage of the U.S. net operating loss carryforwards.

•
The income tax rate was reduced by 9% for the tax effects of foreign exchange losses on U.S. denominated account balances in which income taxes are paid in Canadian dollars. The Canadian foreign exchange rate in relation to the U.S. dollar has been very volatile due to current global economic conditions.

•
The income tax rate was reduced by 6% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

•
The income tax rate increased 14% for the recording of a deferred tax liability for estimated U.S. income taxes that will be payable upon anticipated future repatriation of undistributed earnings from our subsidiaries located in China. During the first quarter of fiscal 2010, we received authorization from the Chinese government to repatriate additional funds that would not be subject to withholding taxes payable in China.

•	The income tax rate increased 11% for an increase in unrecognized tax benefits.

The income tax expense for the nine-month period ending February 1, 2009, is different from the amount obtained by applying our statutory rate of 34% to loss before income taxes for the following reasons:

•	The income tax rate was increased by 335% for the establishment of a valuation allowance against substantially all of our net deferred tax assets.

•
The income tax rate was increased by 35% for the tax effects of foreign exchange gains on U.S. denominated account balances in which income taxes are paid in Canadian dollars. The Canadian foreign exchange rate in relation to the U.S. dollar has been very volatile due to current global economic conditions.

•	The income tax rate increased 15% for an increase in unrecognized tax benefits.

•
The income tax rate was reduced by 5% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

Deferred Income Taxes

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. The cumulative pre-tax losses incurred over the last several years, the significant uncertainty in current and expected demand for furniture and mattresses, and the prevailing uncertainty in the overall economic climate, has made it very difficult to forecast both short-term and long-term financial results. Based on this significant negative evidence, we maintain our position that the U.S. and China net deferred tax assets are not more-likely-than-not to be fully recovered. As of January 31, 2010, we have a $24.2 million valuation allowance, of which $22.6 million and $1.6 million were against the net deferred tax assets of our U.S. and China operations, respectively. As of May 3, 2009, we had a valuation allowance of $27.2 million, of which $25.3 million and $1.9 million were against the net deferred tax assets of our U.S. and China operations, respectively. Our net deferred tax asset primarily resulted from the recording of the income tax benefit of U.S. income tax loss carryforwards over the last several years, which totaled $71.3 million at the end of fiscal 2009. The recorded valuation allowance of $24.2 million has no effect on our operations, loan covenant compliance, or the possible utilization of the U.S. income tax loss carryforwards in the future. If and when we utilize any of these U.S. income tax loss carryforwards to offset future U.S. taxable income, the income tax benefit would be recognized at that time.

At January 31, 2010, the remaining current deferred tax asset of $57,000 and noncurrent deferred tax liability of $1.1 million pertained to our operations located in Canada.

Uncertainty In Income Taxes

At January 31, 2010, we had $9.6 million of total gross unrecognized tax benefits, of which $3.7 million represents the amount of gross unrecognized tax benefits that, if recognized would favorably affect the income tax rate in future periods. Of the $9.6 million in gross unrecognized tax benefits as of January 31, 2010, $5.9 million were classified as net non-current deferred income taxes and $3.7 million were classified as income taxes payable –long-term in the accompanying consolidated balance sheets.

We estimate that the amount of unrecognized tax benefits will increase by approximately $300,000 by the end of the fiscal year. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

Liquidity and Capital Resources

Liquidity

Our sources of liquidity include cash and cash equivalents, cash flow from operations, and amounts available under our unsecured revolving credit lines.  These sources have been adequate for day-to-day operations. We believe our sources of liquidity continue to be adequate to meets our needs.

We continue to focus on further strengthening our financial position. Cash and cash equivalents as of the end of the third quarter of fiscal 2010 were $19.0 million compared with $11.8 million at the end of fiscal 2009. Our cash position reflects cash flow from operations of $11.9 million for the nine months ended January 31, 2010, compared with $14.9 million for the nine months ended February 1, 2009. This decrease in cash flow from operations reflects investments in operating working capital as a result of increased business volume in both our business segments, offset by substantial improvement in net income. The company’s cash position also reflects cash outlays for capital expenditures of $4.2 million, offset by proceeds from the sale of equipment totaling $513,000, and payments on vendor-financed expenditures and a capital lease obligation totaling $1.3 million.

As of the end of the third quarter of fiscal 2010, we have total debt of $16.4 million, which includes current maturities of long-term debt and long-term debt. We have a scheduled principal payment of $4.8 million on March 15, 2010, which will reduce our long-term debt to $11.6 million. Our next scheduled principal payment of $2.2 million (Unsecured Term Notes - Bodet & Horst) is not due until August 2011.

Our cash position may be adversely affected by factors beyond our control, such as weakening industry demand and delays in receipt of payment on accounts receivable.

We expect cash flow generated from working capital reductions to be substantially lower in fiscal 2010 compared with fiscal 2009.

Working Capital

Accounts receivable as of January 31, 2010, increased $6.7 million, or 47%, compared with February 1, 2009.  This increase primarily reflects increased business volume in both our business segments in the third quarter of fiscal 2010. Days’ sales outstanding totaled 33 and 27 days during the quarter ended January 31, 2010, and February 1, 2009, respectively.

Inventories as of January 31, 2010, decreased $1.0 million, or 4%, in comparison with February 1, 2009. Inventory turns for the third quarter of fiscal 2010 were 7.0 compared with 6.0 for the third quarter of fiscal 2009.

Accounts payable as of January 31, 2010, increased $7.7 million or 70% in comparison to February 1, 2009. This increase primarily reflects increased business volume in both our business segments in the third quarter of fiscal 2010.

Operating working capital (comprised of accounts receivable and inventories, less accounts payable) was $25.6 million at January 31, 2010, down from $27.0 million at February 1, 2009. Working capital turnover was 8.3 and 6.2 during the quarters ended January 31, 2010, and February 1, 2009, respectively.

Financing Arrangements

Unsecured Term Notes- Bodet & Horst

In connection with the Bodet & Horst acquisition, we entered into an agreement that provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning three years from the date of the agreement (August 11, 2008). The principal payments are payable over an average term of 5.5 years through August 11, 2015. This agreement contains customary financial and other covenants as defined in the agreement.

This loan agreement requires that we maintain compliance with certain financial covenants. At January 31, 2010, we were in compliance with these financial covenants.

Unsecured Term Notes- Existing

Our existing unsecured term notes have a fixed interest rate of 8.80% (payable semi-annually in March and September and subject to prepayment provisions each fiscal quarter as defined in the agreement). The remaining principal payment of $4.7 million is to be paid on March 15, 2010.

This loan agreement requires that we maintain compliance with certain financial covenants. At January 31, 2010, we were in compliance with these financial covenants, subject to waivers provided by the lenders associated with this agreement.

Government of Quebec Loan

We have an agreement with the Government of Quebec for a term loan that is non-interest bearing and is payable in 48 equal monthly installments (denominated in Canadian dollars) commencing December 1, 2009. The proceeds were used to partially finance capital expenditures at our Rayonese facility located in Quebec, Canada. As of January 31, 2010, the outstanding balance on this loan was valued at $767,000 and $715,000 in Canadian and U.S. dollars, respectively.

Revolving Credit Agreement – United States

We have an unsecured credit agreement that provides for a revolving loan commitment of $6.5 million, including letters of credit up to $5.5 million. This agreement bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 3.23% at January 31, 2010) based on the company’s debt/EBITDA ratio, as defined in the agreement. As of January 31, 2010, there were $425,000 in outstanding letters of credit (all of which related to workers compensation) and no borrowings outstanding under the agreement.

On July 15, 2009, we entered into a fourteenth amendment to this revolving credit agreement. This amendment extended the expiration date to August 15, 2010.

On February 24, 2010, we entered into a fifteenth amendment to this revolving credit agreement. This amendment provided greater flexibility by increasing the capital expenditure limit on cash basis from $4.0 million to $7.5 million for fiscal year 2010. In addition, for any fiscal year after fiscal 2010, capital expenditures are not to exceed the sum of $4.0 million and such additional amount of capital expenditures do not cause the company to be in noncompliance with their fixed charge coverage ratio as defined in the agreement.

This loan agreement requires that we maintain compliance with certain financial covenants. At January 31, 2010, we were in compliance with these financial covenants, subject to the fifteenth amendment discussed above.

Revolving Credit Agreement – China

Effective March 3, 2010, the company obtained a commitment letter from a bank to renew its revolving credit agreement in China. The agreement provides for a line of credit available up to approximately $6.0 million and extends the expiration date to March 2, 2011.  This agreement bears interest at a rate determined by the Chinese government. There were no borrowings or letters of credit outstanding under the agreement as of January 31, 2010.

Overall

As of January 31, 2010, the principal payment requirements of long-term debt during the next five years are: Year 1 – $4.9 million; Year 2 - $2.4 million; Year 3 - $2.4 million; Year 4 - $2.3 million; Year 5 - $2.2 million; and thereafter - $2.2 million.

Capital Expenditures and Depreciation

Capital expenditures on an accrual and cash basis for the nine months ended January 31, 2010, were $4.4 million and $4.2 million, respectively. The capital spending for the nine months ended January 31, 2010, primarily related to the mattress fabrics segment. Depreciation expense for the nine months ended January 31, 2010 was $3.0 million, of which $2.6 million related to the mattress fabrics segment and $422,000 related the upholstery fabrics segment. Depreciation expense for the upholstery fabrics segment includes a $178,000 charge related to the reclassification of certain upholstery fabric assets classified from held for sale to held and used (property, plant, and equipment on the January 31, 2010 Consolidated Balance Sheet).

For fiscal 2010, we currently expect capital expenditures on an accrual and cash basis to be approximately $6.8 million and $7.0 million, respectively. Planned capital expenditures for fiscal 2010 primarily relate to the mattress fabrics segment. For fiscal 2010, depreciation expense is projected to be $4.0 million, of which $3.5 million and $500,000 pertains to the mattress fabrics and upholstery fabrics segments, respectively.

Currently, we expect capital expenditures to be approximately $4 to $5 million and depreciation expense to be approximately $4.5 million in fiscal 2011. The capital expenditures in fiscal 2011 primarily relate to the mattress fabrics segment.

In May 2008, the company entered into a capital lease to finance the construction of certain equipment related to its mattress fabrics segment. The lease agreement contains a bargain purchase option and bears interest at 8.5%. The lease agreement requires principal payments totaling $1.4 million that commenced on July 1, 2008 to be paid in quarterly installments through April 2010. This agreement is secured by equipment with a carrying value of $2.4 million. We have made principal payments totaling $519,000 during fiscal 2010. We have a remaining principal payment of $107,000 that will be paid by the end of fiscal 2010.

At January 31, 2010, the company had a vendor financed arrangement regarding capital expenditures that bears interest with a fixed interest rate of 7.14%, in addition to non-vendor financed capital expenditures. At January 31, 2010, the company had total amounts due regarding capital expenditures of $978,000, of which $565,000 was vendor-financed and $413,000 was non-vendor financed. The payment requirements of the company’s accounts payable – capital expenditures during the next two years are: Year 1 - $790,000; and Year 2 - $188,000.

During August 2009, the company prepaid and paid in full $521,000 on a vendor financed arrangement that had a fixed interest rate of 6%.

Critical Accounting Policies and Recent Accounting Developments

As of January 31, 2010, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended May 3, 2009.

Refer to Note 2 located in the notes to the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended May 3, 2009.

Contractual Obligations

As of January 31, 2010, there were no significant or new contractual obligations from those reported in the company’s annual report on Form 10-K for the year ended May 3, 2009, with the exception of open purchase commitments to acquire equipment with regards to the mattress fabrics segment totaling $3.3 million.

Inflation

Any significant increase in our raw material costs, utility/energy costs and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited our ability to pass significant operating increases on to customers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our revolving credit lines. The company’s revolving credit line in the United States bears interest at the one-month LIBOR plus an adjustable margin based on the company’s debt/EBITDA ratio, as defined in the credit agreement. The company’s revolving credit line associated with its China subsidiaries bears interest at a rate determined by the Chinese government. At January 31, 2010, there were no borrowings outstanding under these revolving credit lines.

We are not exposed to market risk from changes in interest rates on our long-term debt.  The company’s unsecured term notes issued in connection with the Bodet & Horst acquisition have a fixed interest rate of 8.01%, the existing unsecured term notes have a fixed interest rate of 8.80%, and the loan associated with the Government of Quebec is non-interest bearing.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in China and Canada. On January 21, 2009, the company entered into a Canadian dollar foreign exchange contract associated with its loan from the Government of Quebec. The agreement effectively converts the Canadian dollar principal debt payments at a fixed Canadian dollar foreign exchange rate versus the United States dollar of 1.21812. The agreement expires November 1, 2013 and is secured by cash deposits totaling $200,000. Additionally, we try to maintain a natural hedge by keeping an equal balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in China and Canada. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in either exchange rate at January 31, 2010, would not have had a significant impact on our results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2010, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes with regards to our legal proceedings during the nine months ended January 31, 2010. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 16, 2009 for the fiscal year ended May 3, 2009.

Item 1A.  Risk Factors

There have not been any material changes to our risk factors during the nine months ended January 31, 2010. Our risk factors are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 16, 2009 for the fiscal year ended May 3, 2009.

Item 5. Other Information.

On January 29, 2010, we received notification from the New York Stock Exchange (“NYSE”) that we regained compliance with the NYSE’s quantitative continued listing standards. In accordance with the NYSE's Listed Company Manual, the company will be subject to a 12-month follow-up period of receive to ensure that the company does not once again fall below the NYSE's continued listing standards. We received a letter of noncompliance from the NYSE on December 11, 2008, notifying us that we had fallen below both the minimum shareholders’ equity and market capitalization requirements for continued listing on the NYSE. According to the letter from the NYSE, our reinstatement to compliance comes as a result of our consistent and positive performance commensurate with the business plan submitted to the NYSE, and our compliance with the NYSE’s minimum market capitalization and shareholders’ equity requirements over the past two quarters.

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

II-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CULP, INC.
(Registrant)

Date: March 11, 2010	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant
and also signing as principal financial officer)

By:	/s/ Thomas B. Gallagher, Jr.
Thomas B. Gallagher, Jr.
Corporate Controller
(Authorized to sign on behalf of the registrant
and also signing as principal accounting officer)

II-2

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