Form 10-K
period 2010-05-02
CULP INC
filed 2010-07-15
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 2, 2010

Commission File No. 1-12597

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

Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐  NO ☒

As of May 2, 2010, 13,051,785 shares of common stock were outstanding.  As of November 1, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $59,366,318 based on the closing sales price of such stock as quoted on the New York Stock Exchange (NYSE), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A of the Securities and Exchange Commission in connection with its Annual Meeting of Shareholders to be held on September 21, 2010 are incorporated by reference into Part III of this Form 10-K.

CULP, INC.
FORM 10-K REPORT

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

Parts I and II of this report contain statements that may be deemed “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934).  Such statements are inherently subject to risks and uncertainties. Further, forward-looking statements are intended to speak only as of the date on which they are made.  Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “estimate,” “plan” and “project” and their derivatives, and include but are not limited to statements about expectations for the company’s future operations or success, sales, gross profit margins, operating income, SG&A or other expenses, and earnings, as well as any statements regarding future economic or industry trends or future developments.  Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions.  Decreases in these economic indicators could have a negative effect on the company’s business and prospects.  Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely.  Changes in consumer tastes or preferences toward products not produced by the company could erode demand for the company’s products. Changes in the value of the U.S. dollar versus other currencies can affect the company’s financial results because a significant portion of the company’s operations are located outside the United States.  Strengthening of the U.S. dollar against other currencies could make the company’s products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on the company’s sales in the U.S. of products produced in those countries.  Also, economic and political instability in international areas could affect the company’s operations or sources of goods in those areas, as well as demand for the company’s products in international markets.  Finally, unanticipated delays or costs in executing restructuring actions could cause the cumulative effect of restructuring actions to fail to meet the objectives set forth by management.  Further information about these factors, as well as other factors that could affect the company’s future operations or financial results and the matters discussed in forward-looking statements are included in the “Risk Factors” section of this report in Item 1A.

PART 1

ITEM 1.  BUSINESS

Overview

Culp, Inc. manufactures, sources, and markets mattress fabrics used for covering mattresses and box springs, and upholstery fabrics primarily for use in production of upholstered furniture (residential and commercial).

We believe that Culp is the largest producer of mattress fabrics in North America, as measured by total sales, and one of the largest marketers of upholstery fabrics for furniture in North America, again measured by total sales.  We have two operating segments – mattress fabrics and upholstery fabrics. The mattress fabric business markets woven and knitted fabrics that are used primarily in the production of bedding products, including mattresses, box springs, and mattress sets.  The upholstery fabric business markets a variety of fabric products that are used in the production of residential and commercial upholstered furniture, sofas, recliners, chairs, loveseats, sectionals, sofa-beds, and office seating.  Culp primarily markets fabrics that have broad appeal in the “good” and “better” priced categories of furniture and bedding.

Culp markets a variety of fabrics in different categories to its global customer base, including fabrics produced at our manufacturing facilities and fabrics produced by other suppliers.  The company had eight active manufacturing plants and distribution facilities as of the end of fiscal 2010, which are located in North and South Carolina, Quebec, Canada, and Shanghai, China.  We also source fabrics from other manufacturers, located primarily in China and Turkey, with almost all of those fabrics being produced specifically for the company and created by Culp designers.  We operate distribution centers in North Carolina and Shanghai, China to facilitate distribution of our products.  In recent fiscal years, the portion of total company sales represented by fabrics produced outside of the U.S. and Canada has increased, while sales of goods produced in the U.S. have decreased.  This trend is due to the upholstery fabrics segment, where more than three-fourths of our sales now consist of fabrics produced in Asia.

Total net sales in fiscal 2010 were $206 million.  The mattress fabrics segment had net sales of $115 million (56% of total net sales), while the upholstery fabrics segment had net sales of $91 million (44% of total net sales).

Sales increased in our upholstery fabrics segment and declined slightly in our mattress fabric segment during fiscal 2010 as compared to fiscal 2009.   Weak business conditions in the home furnishings industry affected both of our business segments in the first half of the fiscal year.  Although overall economic conditions remained weak, company performance in the second half of the fiscal year showed significant improvement, as compared to the previous year.

In mattress fabrics, knitted fabrics has been a growing portion of our sales, as consumer demand for this type of mattress panel covering has risen significantly.  During fiscal 2009, we acquired the knitted fabrics business of Bodet & Horst USA, including its manufacturing operation in High Point, North Carolina, which had served as our primary source of knitted mattress fabric.  This acquisition has provided us with more control over our ability to supply bedding customers with this increasingly popular fabric type.

In the upholstery fabrics segment, the majority of our fabrics are produced by other manufacturers, but in most cases the company continues to control important components of the production process, such as design, finishing, quality control and distribution. Microdenier suedes and a variety of other fabrics are sourced in China through our sourcing, finishing and distribution operation located near Shanghai.

In recent years the company has aggressively positioned itself as a more flexible upholstery fabric producer and marketer, with a smaller fixed asset base than in prior fiscal years, and with a more variable cost structure that will allow us to take advantage of opportunities in the bedding and furniture industries as they occur.  We believe the improved performance for fiscal 2010 reflects the benefits of a lean and agile operating platform along with a strong competitive position in both businesses.

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

Culp maintains an Internet website at www.culp.com.  We will make this annual report and our other annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, available free of charge on our Internet site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.  Information included on our website is not incorporated by reference into this annual report.

Segments

Our two operating segments are mattress fabrics and upholstery fabrics.  The following table sets forth certain information for each of our segments.

	Sales by Fiscal Year ($ in Millions) and Percentage of Total Company Sales
Segment	Fiscal 2010		Fiscal 2009		Fiscal 2008
Mattress Fabrics	$114.8	(56%)	$115.4	(57%)	$138.1	(54%)
Upholstery Fabrics
Non-U.S.-Produced	$77.3	(37%)	$68.1	(33%)	$75.9	(30%)
U.S.-Produced	$14.3	(7%)	$20.4	(10%)	$40.0	(16%)
Total Upholstery	$91.6	(44%)	$88.5	(43%)	$115.9	(46%)
Total company	$206.4	(100%)	$203.9	(100%)	$254.0	(100%)

Additional financial information about our operating segments can be found in Note 20 to the Consolidated Financial Statements included in Item 8 of this report.

Mattress Fabrics.  The mattress fabrics segment manufactures and markets mattress fabric to bedding manufacturers.  These fabrics encompass woven jacquard fabric and knitted fabric. Culp Home Fashions has manufacturing facilities located in Stokesdale and High Point, North Carolina, and St. Jerome, Quebec, Canada.  The Stokesdale and St. Jerome plants manufacture and finish jacquard (damask) fabric.  The Stokesdale plant also finishes knit fabrics, as well as houses the division offices and finished goods distribution capabilities.  In August 2008, a third manufacturing plant facility was added when we acquired the knitted mattress fabrics business of Bodet & Horst USA, including its manufacturing facilities in High Point.  We have also maintained flexibility in our supply of the major categories of mattress fabrics.  All woven jacquard and knitted fabrics can be produced in multiple facilities, (internal or external to the company) providing us with mirrored, reactive capacity involving state of the art capabilities across plant facilities.

In recent fiscal years, we have taken significant steps to enhance our competitive position in this segment by consolidating all of our mattress fabrics manufacturing into these three manufacturing facilities.  The company had capital expenditures during the period fiscal 2005 through 2010 totaling approximately $27 million, which primarily provided for the purchase of faster and more efficient weaving machines as well as increased knit machine capacity.  These capital expenditures also provided high technology finishing equipment for woven and knitted fabrics.

The Bodet & Horst USA, LP acquisition was another step to enhance and secure our competitive position, as we invested $11.4 million to purchase the manufacturing operation that had been serving as our primary source of knitted mattress fabric. Knitted fabrics have been an increasingly important category of mattress fabrics, with industry sales in this type of fabric growing much faster than other categories.  The completion of this acquisition during fiscal 2009 not only secured our supply of knitted mattress fabrics, but allowed for improved supply logistics, greater control of product development, and accelerated responsiveness to our customers.  Subsequent to this acquisition, the demand for knitted mattress fabrics has continued to grow. During fiscal 2010, we made further investments in knitting machines and finishing equipment.

Upholstery Fabrics.  The upholstery fabrics segment markets fabrics for residential and commercial furniture, including jacquard woven fabrics, velvets, microdenier suedes, woven dobbies, knitted fabrics, and piece-dyed woven products.  Historically, all of our upholstery fabrics had been produced in our U.S. manufacturing plants.  However, in fiscal 2007, sales of upholstery fabrics made in non-U.S. locations, including our facilities in China, exceeded U.S.-produced sales for the first time. In fiscal 2010, sales of non-U.S. produced upholstery accounted for almost 84% of our upholstery sales.

The upholstery fabrics segment operates fabric manufacturing facilities in Anderson, South Carolina, and Shanghai, China.  We market fabrics produced in these two locations, as well as a variety of upholstery fabrics sourced from third party producers, mostly in China.

As demand for U.S.-produced upholstery declined significantly, we took aggressive steps to reduce our U.S. manufacturing costs, capacity, and selling, general and administrative expenses.  Our restructuring actions over the past several years reduced our U.S. upholstery operations to the one manufacturing plant in South Carolina and one upholstery distribution facility in Burlington, North Carolina.

During the time that U.S. upholstery operations were shrinking, we established operations in China and gradually expanded them over time to include a variety of activities.  The facilities near Shanghai began operations in 2004 with a finishing and inspection operation, where goods woven in China by selected outside suppliers are treated with finishing processes and subjected to U.S. quality control measures before being distributed to customers.  In subsequent fiscal years, a variety of finished goods (with no further finishing needed) began to be sourced through our China operations, and in fiscal 2006 the operation was expanded to include a facility where upholstery fabrics are cut and sewn into “kits” that are made to the specifications of furniture manufacturing customers in the U.S. Cut and sewn “kit” operations have become an important method for furniture producers to reduce production costs by moving a larger percentage of the labor component of furniture manufacturing to lower cost environments.  Other recent developments in our China operations include expansion of our product development and design capabilities in China and further strengthening of key strategic partnerships with mills.  We also expanded our marketing efforts to sell our China products in countries other than the U.S., including the Chinese local market.

Over the past decade, we have moved our upholstery fabrics business from one that relied on a large fixed capital base that is difficult to adjust to a more flexible and scalable marketer of upholstery fabrics that meets changing levels of customer demand.  At the same time, we have attempted to maintain control of the most important “value added” aspects of our business, such as design, finishing, quality control, and logistics.  This strategic approach has allowed us to limit our investment of capital in fixed assets and to lower the costs of our products significantly, while continuing to leverage our design and finishing expertise, industry knowledge and important relationships.

Despite a very difficult economic backdrop in fiscal 2010, our sales in the upholstery fabric category resulted in an annual increase of 3.4%, representing the first annual gain in ten fiscal years.   Increased sales in the upholstery fabrics segment were primarily the result of gains achieved through implementation of a business strategy that included:  1) innovation in a low- cost environment, 2) speed to market execution, 3) consistent quality, 4) reliable service and lead times, and 5) increased recognition of and reliance on the Culp brand.  A return to profitability in upholstery fabrics has been achieved through development of a unique business model that has enabled the upholstery segment to execute a strategy that we believe is clearly differentiated from competitors.  In this way, we have maintained our ability to provide furniture manufacturers with products from every category of fabric used to cover upholstered furniture, and to meet continually changing demand levels and consumer preferences.

Overview of Industry and Markets

Culp markets products primarily to manufacturers that operate in three principal markets.  The mattress fabrics segment supplies the bedding industry, which produces mattress sets (mattresses, box springs, and foundations).  The upholstery fabrics segment supplies the residential furniture industry and, to a lesser extent, the commercial furniture industry.  The residential furniture market includes upholstered furniture sold to consumers for household use, including sofas, sofa-beds, chairs, recliners and sectionals.  The commercial furniture and fabrics market includes upholstered office seating and modular office systems sold primarily for use in offices and other institutional settings, and commercial textile wall covering.  The principal industries into which the company sells products are described below.

Overview of Bedding Industry

After many years of steady growth, both in unit volume and average selling prices, the bedding industry experienced a decrease in overall sales in calendar 2009 and 2008, due to the weak economy and an especially weak housing market.  According to the International Sleep Products Association (ISPA), a trade association, the U.S. wholesale bedding industry accounted for an estimated $5.7 billion in sales in 2009, an 8.4% decrease from 2008.  According to industry statistics, specialty bedding producers, which produce mattresses that do not use inner spring construction, saw sales decrease by 11.7% in 2009.  The industry is comprised of several hundred manufacturers, but the largest five manufacturers accounted for more than 63% of the total wholesale shipments in 2009, while the top fifteen accounted for approximately 81%.  Until recently, the bedding industry has been mature and stable. However, during the past two fiscal years it has weakened due to economic pressures.  On a long-term basis, the stability of this market has been due in part to replacement purchases, which account for the majority of bedding industry sales.  The overall weakness in the bedding market during 2008 and 2009 reflected a slight decline in average selling prices for mattresses sold in the U.S.   According to ISPA, wholesale sales of bedding decreased 8.4% in 2009 and the number of units sold decreased by 11.0%.  However, more recent interim industry reports show year-over-year growth, with units and dollars increasing by 12.8% and 10.7%, respectively, on a year-to-date basis as of May 2010.

Unlike the residential furniture industry, which has faced intense competition from imports, the bedding industry has largely remained a North American based business with limited competition from imports.  The primary reasons for this fact include:  1) the short lead times demanded by mattress manufacturers and retailers due to their quick service delivery model, 2) the limited inventories carried by manufacturers and retailers requires “just-in-time” delivery of product, 3) the customized nature of each manufacturer and retailer’s product lines, 4) high shipping and import duty costs, 5) the relatively low direct labor content in mattresses, and 6) strong brand recognition.

Other key trends in the bedding industry include:

•
Consumers have become increasingly aware of and are concerned with the health benefits of better sleep.  This has caused an increased focus on the quality of bedding products and an apparent willingness on the part of consumers to pay more for bedding.

•
While mattress fabrics serve the functional purpose of providing a soft and durable cover, there is a growing emphasis on the design knitted or woven into the fabrics to appeal to the customer’s visual attraction and perceived value of the mattress on the retail floor. Mattress fabric design efforts are based on current trends in home décor and fashion.

•
Growth in non-traditional sources for retail mattress sales is now an important factor in home furnishings forecasts.  These sales outlets, such as wholesale warehouse clubs and the internet, have the potential to increase overall consumption of goods due to convenience and high traffic volume which in turn result in higher turnover of product.

•
Increased popularity of knitted mattress fabric has continued. Knitted fabric was initially used primarily on premium mattresses, but these products are now being placed increasingly on mattresses at mid-range retail price points.

Overview of Residential Furniture Industry

The residential furniture industry has been severely affected by the global economic downturn.  Declines in consumer spending and a very weak housing market led to significantly lower sales of residential furniture in 2008, a trend that continued into 2009.  According to data published by the American Home Furnishings Alliance (AHFA), a trade association, prior to 2008 the residential furniture industry was mature and stable, with growth rates at or below the overall growth rate of the U.S. economy.  However, shipments declined by 14.8% in 2008 compared to the prior year, and in 2009 retail furniture shipments dropped 18.1% compared to 2008.  The overall weak demand for residential furniture has continued to affect the residential furniture industry, creating significant challenges for suppliers to the industry.

Other important trends and issues facing the residential furniture industry include:

•
The sourcing of components and fully assembled furniture from overseas continues to play a major role in the residential furniture industry, although in 2008 and to a greater extent in 2009, the import rate declined.  According to Furniture/Today, an industry trade publication, imports of residential furniture into the U.S. fell by 21% in 2009, following a decrease of 6% in 2008.  By far, the largest source for these imports continues to be China, which now accounts for approximately 57% of total U.S. furniture imports.  In past years, a large majority of furniture imports from China were wooden “casegoods,” but there has been significant recent growth in imports of upholstered furniture components, including upholstery fabric and “cut and sewn kits” for furniture covers.  This trend has been especially strong for leather furniture, and it now extends to other coverings, including microdenier suedes and the more traditional types of fabrics manufactured by the company.  The shift to offshore sourcing has led to significant deflation in retail furniture prices.

•
Imports of upholstery fabric, both in roll and in “kit” form, have increased in recent years.  Fabrics entering the U.S. from China and other low labor cost countries are resulting in increased price competition in the upholstery fabric and upholstered furniture markets.

•
Leather and suede upholstered furniture has been gaining market share over the last ten years.  This trend has increased over the last six years in large part because selling prices of leather furniture have been declining significantly over this time period.

•	The residential furniture industry has been consolidating at the manufacturing level for several years. The result of this trend is fewer, but larger, customers for marketers of upholstery fabrics.

Overview of Commercial Furniture Industry

The market for commercial furniture - furniture used in offices and other institutional settings - declined approximately 29.7% from 2008 to 2009, following a 2.3% decline the previous year.  The decline in 2009 reflects economic trends affecting businesses, which are the ultimate customers in this industry.  This trend appears to be continuing into 2010 along with weak overall business conditions.  According to the Business and Institutional Furniture Manufacturer’s Association (BIFMA), a trade association, the commercial furniture market in the U.S. totaled approximately $7.8 billion in 2009 in wholesale shipments by manufacturers, a substantial decline from the $11.2 billion total for 2008.  This total represents a significant decrease from the industry’s peak of $13.3 billion in 2000.

Products

As described above, our products include mattress fabrics and upholstery fabrics, which are the company’s identified operating segments.

Mattress Fabrics Segment

Mattress fabrics segment sales constituted 56% of sales in fiscal 2010, and 57% in fiscal 2009.  The company has emphasized fabrics that have broad appeal at prices generally ranging from $1.35 to $7.50 per yard.

Upholstery Fabrics Segment

Upholstery fabrics segment sales totaled 44% of sales for fiscal 2010, and 43% in fiscal 2009.  The company has emphasized fabrics that have broad appeal at “good” and “better” prices, generally ranging from $2.75 to $8.00 per yard.

Culp Fabric Categories by Segment

We market products in most categories of fabric that manufacturers currently use for bedding and furniture.  The following table indicates the product lines within each segment, and a brief description of their characteristics.

Mattress Fabrics

Woven jacquards	Florals and other intricate designs. Woven on complex looms using a variety of synthetic and natural yarns.

Specialty	Suedes, velours, and other specialty type products are sourced to offer diversity for higher end mattresses.

Knitted Fabric
Floral and other intricate designs produced on special-width circular knit machines utilizing a variety of synthetic and natural yarns.  Knitted mattress fabrics have inherent stretching properties and spongy softness, which conforms well with layered foam packages.

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

Manufacturing and Sourcing

Mattress Fabrics Segment

Our mattress fabrics segment operates three manufacturing plants, located in Stokesdale, North Carolina; High Point, North Carolina and St. Jerome, Quebec, Canada.  Over the past six fiscal years, we made capital expenditures of approximately $27 million to consolidate all of our production of woven jacquards, or damask fabric, to two of these plants and to modernize the equipment, enhance and provide finishing capabilities and expand capacity in each of these facilities.  The result has been an increase in manufacturing efficiency and a substantial reduction in operating costs.  Jacquard mattress fabric is woven at the Stokesdale and St. Jerome plants, and knitted fabrics are produced at the High Point facility. Most finishing and inspection processes for mattress fabrics are conducted at the Stokesdale plant.

In addition to the mattress fabrics we manufacture, we have important supply arrangements in place that allow us to source mattress fabric from strategic suppliers.  A portion of our woven jacquard fabric and knitted fabric is obtained from a supplier located in Turkey, based on designs created by Culp designers, and we are sourcing certain specialty fabric products (such as suedes and embroidered fabrics) through our China platform.

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

A large portion of our upholstery fabric products, as well as certain elements of our production processes, are being sourced from outside suppliers.  The development of our facilities in China has provided a base from which to access a variety of products, including certain fabrics (such as microdenier suedes) that are not produced anywhere within the U.S.  We have found opportunities to develop significant relationships with key overseas suppliers that allow us to source products on a cost-effective basis while at the same time limiting our investment of capital in manufacturing assets.  We source unfinished and finished fabrics from a limited number of strategic suppliers in China who are willing to commit significant capacity to meet our needs while working with our product development team to meet the demands of our customers.  We also source a substantial portion of our yarns, both for U.S. and China upholstery operations, through our China facilities.  The remainder of our yarn is obtained from other suppliers around the world, as we have eliminated our internal yarn production capabilities.

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

Mattress Fabrics Segment

Design is an important element of producing mattress fabrics.  Price point delineation is accomplished through fabric quality as well as variation in design.    Additionally, a consumer will be drawn to the mattress that is most visually appealing when walking into the retail showroom.  Fibers also play an important part in design.   Rayon, organic cotton and recycled fibers are incorporated into the design process to allow the retailer to offer the consumer additional benefits related to their sleeping experience. Mattress fabric designs are not introduced on a scheduled season.  More frequently, designs are introduced upon customer request as they plan introduction to their retailers.  Additionally, we work closely with our customers on new design  offerings around the major furniture markets such as High Point and Las Vegas.

Upholstery Fabrics Segment

The company has developed an upholstery fabrics design and product development team (with staff located in the U.S. and in China) with focus on designing for value primarily on body cloths, while promoting style leadership with pillow fabrics and color.  The team searches continually for new ideas and for the best sources of raw materials, yarns and fabrics utilizing a China supply network.  Using these design elements, they develop product offerings using ideas and materials which take both fashion trends and cost considerations into account, to offer products designed to meet the needs of furniture manufacturers and ultimately the desires of consumers.  Upholstery fabric designs are introduced at major fabric trade conferences that occur twice a year in the United States (June and December).  Recently we have become more aggressive in registering copyrights for popular fabric patterns and taking steps to discourage the illegal copying of our proprietary designs.

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

Upholstery Fabrics Segment

The majority of our upholstery fabrics are marketed on a “make to order” basis and are shipped directly from our distribution facilities in Burlington and Shanghai.  In addition, an inventory comprising of a limited number of sourced fabric patterns is held at our distribution facilities in Burlington and Shanghai from which our customers can obtain quick delivery of sourced fabrics through a program known as “Culp Express.”  We have developed a revised marketing strategy for our U.S.-produced upholstery products, providing customers with very quick delivery on target products at key price points.  This program, known as “Store House,” is aimed at driving higher sales volume per fabric pattern and thus should result in improved manufacturing performance and lower unit costs for our U.S. upholstery operations, while employing a smaller fixed asset base.  During fiscal 2010, market share opportunities have been expanded through strategic selling partnerships.

Sources and Availability of Raw Materials

Mattress Fabrics Segment

Raw materials account for approximately 70% of mattress fabric production costs.  The mattress fabrics segment purchases synthetic yarns (polypropylene, polyester and rayon), certain greige (unfinished) goods, latex adhesives, laminates, dyes and other chemicals.  Most of these materials are available from several suppliers, and prices fluctuate based on supply and demand, the general rate of inflation, and particularly on the price of petrochemical products.  The mattress fabrics segment has generally not had significant difficulty in obtaining raw materials.

Upholstery Fabrics Segment

Raw materials account for approximately 50%-60% of upholstery fabric manufacturing costs for products the company manufactures.  This segment purchases synthetic yarns (polypropylene, polyester, acrylic and rayon), acrylic staple fiber, latex adhesives, dyes and other chemicals from various suppliers.

The upholstery fabric segment has outsourced all of its yarn requirements, and thus it has become more dependent upon suppliers for components yarn.  In addition, we have outsourced a number of our U.S. upholstery fabric manufacturing services to suppliers, such as extrusion of yarn and upholstery fabric finishing.  Although U.S. produced fabrics are a decreasing portion of our upholstery business, increased reliance by both our U.S. and China upholstery operations on outside suppliers for basic production needs such as base fabrics, yarns, and finishing services has caused the upholstery fabrics segment to become more vulnerable to price increases, delays, or production interruptions caused by problems within businesses that we do not control.

Both Segments

Many of our basic raw materials are petrochemical products or are produced from such products.  For this reason, our material costs are especially sensitive to changes in prices for petrochemicals and the underlying price of oil.  In addition, the financial condition and performance of a number of U.S.-based yarn suppliers has been severely impacted by the reductions in the overall size of the U.S. textile industry over the last several years.  These conditions have increased the risk of business failures or further consolidations among the suppliers to the North American-based portions of our business.  This situation could cause additional disruptions and pricing pressures in our supply of certain raw materials, yarns, and textile services obtained in the U.S. as overall demand for textiles produced in the U.S. declines.

Seasonality

Mattress Fabrics Segment

The mattress fabrics business and the bedding industry in general are slightly seasonal, with sales being the highest in late spring and late summer, with another peak in mid-winter.

Upholstery Fabrics Segment

The upholstery fabrics business is somewhat seasonal, with increased sales during our second and fourth fiscal quarters.  This seasonality results from one-week closings of our manufacturing facilities and the facilities of most of our customers in the United States during our first and third fiscal quarters for the holiday weeks of July 4th and Christmas.  This effect is becoming less pronounced as a larger portion of our fabrics are produced or sold in locations outside of the United States. However, the Chinese New Year (which occurs in January or February each year) can cause increased demand for products produced in China during the period immediately preceding the holiday.

Competition

Competition for our products is high and is based primarily on price, design, quality, timing of delivery and service.

Mattress Fabrics Segment

The mattress fabrics market is concentrated in a few relatively large suppliers.  We believe our principal mattress fabric competitors are Bekaert Textiles B.V., Global Textile Alliance and several smaller companies producing knitted and other fabric.

Upholstery Fabrics Segment

In the upholstery fabric market, we compete against a large number of companies, ranging from a few large manufacturers comparable in size to the company to small producers, and a growing number of “converters” of fabrics (companies who buy and re-sell, but do not manufacture fabrics).  We believe our principal upholstery fabric competitors are Richloom Fabrics, Merrimack Fabrics, Morgan Fabrics, and Specialty Textile, Inc. (or STI), plus a large number of smaller competitors (both manufacturers and converters).

Today, there is significant increased competition in U.S. markets by foreign producers of upholstery fabric, furniture components and finished upholstery furniture (as well as sales in the U.S. of leather furniture produced overseas which competes with upholstered furniture for market share).  Foreign manufacturers often are able to produce upholstery fabric and other components of furniture with significantly lower raw material and production costs (especially labor) than those of our U.S. operations and other U.S.-based manufacturers.  We compete with lower cost foreign goods on the basis of design, quality, reliability and speed of delivery.  In addition, our operations in China allow us to facilitate the sourcing and marketing of goods produced in China.

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

The U.S. Congress is currently considering legislation to address climate change that is intended to reduce overall green house gas emissions, including carbon dioxide.  In addition, the U.S. Environmental Protection Agency has made a determination that green house gas emissions may be a threat to human health and the environment.  International agreements may also result in new regulations on green house gas emissions.  It is uncertain if, when, and in what form, a mandatory carbon dioxide emissions reduction program may be enacted either through legislation or regulation.  However, if enacted, this type of program could materially increase our operating costs, including costs of raw materials, transportation and electricity.  It is difficult to predict the extent to which any new rules or regulations would impact our business, but we would expect the effect on our operations to be similar to that for other manufacturers, particularly those in our industry.

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

Employees

As of May 2, 2010, we had 1,085 employees, compared to 1,047 at the end of fiscal 2009, and 1,187 at the end of fiscal 2008.  Overall, the number of employees decreased over the past last five fiscal years in connection with our restructuring initiatives and efforts to reduce U.S. upholstery fabrics manufacturing costs, as well as initiatives to outsource certain operations.  The number of employees located in the U.S. has decreased even more dramatically, while the number of employees in China has increased (see table below).

The hourly employees at our manufacturing facility in Canada (approximately 16% of the company’s workforce) are represented by a local, unaffiliated union.  The collective bargaining agreement for these employees expires on February 1, 2011.  We are not aware of any efforts to organize any more of our employees, and we believe our relations with our employees are good.

The following table illustrates the changes in the location of our workforce and number of employees, as of year-end, over the past five fiscal years.

	Number of Employees
	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006
Mattress Fabrics Segment	430	420	373	361	351

Upholstery Fabrics Segment

United States	123	119	230	297	659

China	528	504	481	479	270

Total Upholstery Fabrics Segment	651	623	711	776	929

Unallocated corporate	4	4	3	3	3

Total	1,085	1,047	1,087	1,140	1,283

Customers and Sales

Mattress Fabrics Segment

Major customers for our mattress fabrics include the leading bedding manufacturers:  Sealy, Serta (National Bedding), and Simmons.  The loss of one or more of these customers would have a material adverse effect on the company.  Our largest customer in the mattress fabrics segment is the parent company of Serta and Simmons (controlled by Ares Management, LLC and Ontario Teachers&apos), accounting for approximately 22% of the company’s overall sales in fiscal 2010.  Our mattress fabrics customers also include many small and medium-size bedding manufacturers.

Upholstery Fabrics Segment

Our major customers for upholstery fabrics are leading manufacturers of upholstered furniture, including Ashley, Bassett, Berkline/Benchcraft, Best Home Furnishings, Flexsteel, Furniture Brands International (Broyhill and Lane), Klaussner Furniture, La-Z-Boy (La-Z-Boy Residential, Bauhaus, and England) and Southern Motion.  Major customers for the company’s fabrics for commercial furniture include HON Industries.  Our largest customer in the upholstery fabrics segment is La-Z-Boy Incorporated, the loss of which would have a material adverse effect on the company.  Our sales to La-Z-Boy accounted for approximately 12% of the company’s total net sales in fiscal 2010.

The following table sets forth the company’s net sales by geographic area by amount and percentage of total net sales for the three most recent fiscal years.

Net Sales by Geographic Area
(dollars in thousands)

	Fiscal 2010		Fiscal 2009		Fiscal 2008
United States	160,360	77.7%	$160,290	78.6%	$202,701	79.8%
North America (Excluding USA)	11,654	5.6	14,440	7.1	18,880	7.4
Far East and Asia	31,856	15.4	27,509	13.5	28,465	11.2
All other areas	2,546	1.2	1,699	0.8	4,000	1.6
Subtotal (International)	46,056	22.3	43,648	21.4	51,435	20.2
Total	206,416	100%	$203,938	100.0%	$254,046	100.0%

For additional segment information, see Note 20 in the consolidated financial statements.

Backlog

Mattress Fabrics Segment

The backlog for mattress fabric is not a reliable predictor of future shipments because the majority of sales are on a just-in-time basis.

Upholstery Fabrics Segment

Although it is difficult to predict the amount of backlog that is “firm,” we have reported the portion of the upholstery fabric backlog from customers with confirmed shipping dates within five weeks of the end of the fiscal year.  On May 2, 2010, the portion of the upholstery fabric backlog with confirmed shipping dates prior to June 6, 2010 was $9.0 million, all of which are expected to be filled early during fiscal 2010, as compared to $8.3 million as of the end of fiscal 2009 (for confirmed shipping dates prior to June 7, 2009).

ITEM 1A.  RISK FACTORS

Our business is subject to risks and uncertainties.  In addition to the matters described above under “Cautionary Statement Concerning Forward-Looking Information,” set forth below are some of the risks and uncertainties that could cause a material adverse change in our results of operations or financial condition.

A continuation of the current economic downturn could result in declines in our sales and earnings.

Overall demand for our products depends upon consumer demand for furniture and bedding, which is subject to variations in the general economy.  Because purchases of furniture or bedding are discretionary purchases for most individuals and businesses, demand for these products is sometimes more easily influenced by economic trends than demand for other products.  Economic downturns can affect consumer spending habits and demand for home furnishings, which reduces the demand for our products and therefore could cause a decrease in our sales and earnings.  The ongoing economic slowdown has caused a decrease in consumer spending and demand for home furnishings, including goods that incorporate our products.

It has been difficult to maintain and increase sales levels in the upholstery fabrics segment.

Although sales increased in fiscal 2010 for our upholstery fabrics segment, this was the first annual increase in sales for this business in ten fiscal years.  Increased competition and fragmentation of the upholstery fabrics business, including a dramatic shift to imported fabrics and resulting price deflation for upholstery fabrics, have led to a significant reduction in the size of our upholstery business.  The growth and profitability achieved by this segment in fiscal 2010 are encouraging, but there is no assurance that we will be able to maintain or consistently grow this business in the future.

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

The company has long-lived assets, consisting mainly of property, plant and equipment and goodwill.  ASC Topic 360 establishes an impairment accounting model for long-lived assets such as property, plant, and equipment and requires the company to assess for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.  ASC Topic 350 requires that goodwill be tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. Restructuring activities and other tests for impairment have resulted and could in the future result in the write-down of a portion of our long-lived assets and a corresponding reduction in earnings and net worth.  In fiscal 2008, the company experienced asset write-downs of property, plant and equipment of $792,000, of which $503,000 related to the upholstery fabrics segment and $289,000 related to the mattress fabrics segment.  In fiscal 2009, we experienced an additional $8 million in similar write-downs in the upholstery fabrics segment.  Although no write-downs were experienced in fiscal 2010, there is no assurance that future write-downs of fixed assets or goodwill will not occur if business conditions deteriorate.

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

Higher prices for electricity, natural gas and fuel increase our production and shipping costs.  A significant shortage, increased prices, or interruptions in the availability of these energy sources would increase the costs of producing and delivering products to our customers, and would be likely to adversely affect our earnings.  In many cases, we are not able to pass along the full extent of increases in our production costs to customers through price increases.  During fiscal 2008, energy prices increased significantly, in part due to increases in the price of oil and other petrochemical products.  Although some price increases were implemented to offset the effect of these increased costs, we were not able to fully recoup these costs, and operating margins were negatively affected.  Energy costs eased somewhat in fiscal 2009 and 2010, but remain a volatile element of our costs.  Further increases in energy costs could have a negative effect on our earnings.

Business difficulties or failures of large customers could result in a decrease in our sales and earnings.

We currently have several customers that account for a substantial portion of our sales.  In the mattress fabric segment, several large bedding manufacturers have large market shares and comprise a significant portion of our mattress fabric sales, with Sealy, Inc. and Serta (National Bedding) accounting for approximately 22% of consolidated net sales in fiscal 2010.  In the upholstery fabrics segment, La-Z-Boy Incorporated accounted for approximately 12% of consolidated net sales during fiscal 2010, and several other large furniture manufacturers comprised a significant portion of sales.  A business failure or other significant financial difficulty by one or more of our major customers could cause a significant loss in sales, an adverse effect on our earnings, and difficulty in collection of our trade accounts receivable.

Loss of market share due to competition would result in declines in sales and could result in losses or decreases in earnings.

Our business is highly competitive, and in particular the upholstery fabric industry is fragmented and is experiencing an increase in the number of competitors.  As a result, we face significant competition from a large number of competitors, both foreign and domestic.  We compete with many other manufacturers of fabric, as well as converters who source fabrics from various producers and market them to manufacturers of furniture and bedding.  In many cases, these fabrics are sourced from foreign suppliers who have a lower cost structure than the company.  The highly competitive nature of our business means we are constantly subject to the risk of losing market share.  Our sales of upholstery fabrics have decreased significantly over the past ten fiscal years due in part to the increased number of competitors in the marketplace, especially foreign sources of fabric.  As a result of increased competition, there have been deflationary pressures on the prices for many of our products, which make it more difficult to pass along increased operating costs such as raw materials, energy or labor in the form of price increases and puts downward pressure on our profit margins.  Also, the large number of competitors and wide range of product offerings in our business can make it more difficult to differentiate our products through design, styling, finish and other techniques.

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

Over several years prior to the most recent fiscal year, we undertook significant restructuring activities, which involved closing manufacturing plants, realigning manufacturing assets, and changes in product strategy.  These actions lowered our manufacturing costs and increased efficiency, but they also involved significant costs, including inventory markdowns, the write-off or write-down of assets, severance costs for terminated employees, contract termination costs, equipment moving costs, and similar charges.  These charges caused significant decreases in earnings in prior fiscal years.  There were no new restructuring initiatives in fiscal 2010, and we do not have any current plans for additional restructuring activities, but a significant and unanticipated downturn in business could lead to additional restructuring changes in the future.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our headquarters are located in High Point, North Carolina.  As of the end of fiscal 2010, we owned or leased eight active manufacturing and distribution facilities and our corporate headquarters. The following is a list of our principal administrative, manufacturing and distribution facilities.  The manufacturing facilities and distribution centers are organized by segment.

		Approx.
		Total Area	Expiration
Location	Principal Use	(Sq. Ft.)	of Lease (1)

• Administrative:
High Point, North Carolina (2)	Upholstery fabric division offices and corporate headquarters	56,880	2019
• Mattress Fabrics:
Stokesdale, North Carolina	Manufacturing, distribution, and division offices	230,000	Owned
High Point, North Carolina	Manufacturing	63,522	2010
St. Jerome, Quebec, Canada	Manufacturing	202,500	Owned
• Upholstery Fabrics:
Anderson, South Carolina	Manufacturing	99,000	Owned
Burlington, North Carolina	Finished goods distribution	67,330	2010
Shanghai, China	Manufacturing and offices	69,000	2012
Shanghai, China	Manufacturing and warehousing	90,000	2012
Shanghai, China	Manufacturing and warehousing	101,632	2013

____________________________________________________
(1)	Includes all options to renew.
(2)
We are currently occupying the entire building. In the event we elect to renew the lease on April 1, 2012, the leased premises during any renewal period (see note 4 to the consolidated financial statements) will be 1/3 of the current occupied space of 56,880 square feet.

We believe that our facilities are in good condition, well-maintained and suitable and adequate for present utilization.  In the upholstery fabrics segment, we have the ability to source upholstery fabric from outside suppliers to meet current and expected demand trends and further increase our output of finished goods. This ability to source upholstery fabric is part of our long-term strategy to have a low-cost platform that is scalable, but not capital intensive.  In the mattress fabrics segment, management has estimated that it is currently performing at near capacity. In response, we had capital expenditures of $6.6 million in fiscal 2010 and plan to continue our significant level of capital spending in fiscal 2011 for modernizing and expanding our woven and knit capacities. Also, we have the ability to source additional mattress fabric from outside suppliers to further increase our ultimate output of finished goods.

ITEM 3.  LEGAL PROCEEDINGS

A lawsuit was filed against the company and other defendants (Chromatex, Inc., Rossville Industries, Inc., Rossville Companies, Inc. and Rossville Investments, Inc.) on February 5, 2008 in United States District Court for the Middle District of Pennsylvania. The plaintiffs are Alan Shulman, Stanley Siegel, Ruth Cherenson as Personal Representative of Estate of Alan Cherenson, and Adrienne Rolla and M.F. Rolla as Executors of the Estate of Joseph Byrnes. The plaintiffs were partners in a general partnership that formerly owned a manufacturing plant in West Hazleton, Pennsylvania (the “Site”). Approximately two years after this general partnership sold the Site to defendants Chromatex, Inc. and Rossville Industries, Inc. the company leased and operated the Site as part of the company’s Rossville/Chromatex division. The lawsuit involves court judgments that have been entered against the plaintiffs and against defendant Chromatex, Inc. requiring them to pay costs incurred by the United States Environmental Protection Agency (“USEPA”) responding to environmental contamination at the Site, in amounts approximating  $8.6 million, plus unspecified future environmental costs. Neither USEPA nor any other governmental authority has asserted any claim against the company on account of these matters. The plaintiffs seek contribution from the company and other defendants and a declaration that the company and the other defendants are responsible for environmental response costs under environmental laws and certain agreements. The plaintiffs also assert that the company tortiously interfered with contracts between them and other defendants in the case and diverted assets to prevent the plaintiffs from being paid monies owed to them. The company does not believe it has any liability for the matters described in this litigation and intends to defend itself vigorously. In addition, the company has an indemnification agreement with certain other defendants in the litigation pursuant to which the other defendants agreed to indemnify the company for any damages it incurs as a result of the environmental matters that are subject of this litigation. For these reasons, no reserve has been recorded.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON
EQUITY, RELATED STOCKHOLDER MATTERS, AND
ISSUER PURCHASES OF EQUITY SECURITIES

Registrar and Transfer Agent

Computershare Trust Company, N.A.
c/o Computershare Investor Services
Post Office Box 43078
Providence, Rhode Island 02940-3078
(800) 254-5196
(781) 575-2879 (Foreign shareholders)
www.computershare.com/investor

Stock Listing

Culp, Inc. common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol CFI.  As of May 2, 2010, Culp, Inc. had approximately 2,200 shareholders based on the number of holders of record and an estimate of individual participants represented by security position listings.

On January 29, 2010, we received notification from the NYSE that we regained compliance with the NYSE’s quantitative continued listing standards. In accordance with the NYSE’s Listed Company Manual, the company will be subject to a 12-month follow up period of review to ensure the company does not once again fall below the NYSE’s continued listing standards. We received a letter of noncompliance from the NYSE on December 11, 2008, notifying us that we had fallen below both the minimum shareholders’ equity and market capitalization requirements for continued listing on the NYSE. According to the January 2010 letter from the NYSE, our reinstatement to compliance comes as a result of our consistent and positive performance commensurate with the business plan submitted to the NYSE, and our compliance with the NYSE’s minimum market capitalization and shareholders’ equity requirements over the past two quarters.

Analyst Coverage

These analysts cover Culp, Inc.:

Raymond, James & Associates - Budd Bugatch, CFA

Value Line - Craig Sirois

Dividends and Share Repurchases; Sales of Unregistered Securities

We have not paid a cash dividend nor repurchased any of our common stock from our shareholders during the past three fiscal years. There were no sales of unregistered securities during fiscal 2010.

Performance Comparison

The following graph shows changes over the five fiscal years ending May 2, 2010 in the value of $100 invested in (1) the common stock of the company, (2) the Hemscott Textile Manufacturing Group Index (formerly named Core Data Textile Manufacturing Group Index) reported by Standard and Poor’s, consisting of twelve companies (including the company) in the textile industry, and (3) the Standard & Poor’s 500 Index.

The graph assumes an initial investment of $100 at the end of fiscal 2005 and the reinvestment of all dividends during the periods identified.

Market Information

See Item 6, Selected Financial Data, and Selected Quarterly Data in Item 8, for market information regarding the company’s common stock.

ITEM 6.  SELECTED FINANCIAL DATA

						percent
	fiscal	fiscal	fiscal	fiscal	fiscal	change
(amounts in thousands)	2010	2009	2008	2007	2006	2010/2009
INCOME (LOSS) STATEMENT DATA
net sales	$206,416	203,938	254,046	250,533	261,101	1.2
cost of sales (6)	167,639	179,286	220,887	219,328	237,233	(6.5)
gross profit	38,777	24,652	33,159	31,205	23,868	57.3
selling, general, and administrative expenses (6)	22,805	19,751	23,973	27,030	28,954	15.5
restructuring (credit) expense (6)	(370)	9,471	886	3,534	10,273	N.M.
income (loss) from operations	16,342	(4,570)	8,300	641	(15,359)	N.M.
interest expense	1,314	2,359	2,975	3,781	4,010	(44.3)
interest income	(116)	(89)	(254)	(207)	(126)	30.3
other expense	828	43	736	68	634	N.M.
income (loss) before income taxes	14,316	(6,883)	4,843	(3,001)	(19,877)	(308.0)
income taxes	1,128	31,959	(542)	(1,685)	(8,081)	N.M.
net income (loss)	$13,188	(38,842)	5,385	(1,316)	(11,796)	(134.0)
depreciation (7)	$4,010	6,712	5,548	7,849	14,362	(40.3)
weighted average shares outstanding	12,709	12,651	12,624	11,922	11,567	0.5
weighted average shares outstanding, assuming dilution	13,057	12,651	12,765	11,922	11,567	3.2
PER SHARE DATA
net income (loss) per share - basic	$1.04	(3.07)	0.43	(0.11)	(1.02)	(133.8)
net income (loss) per share - diluted	1.01	(3.07)	0.42	(0.11)	(1.02)	(132.9)

book value	$4.83	3.76	6.83	6.29	6.39	28.5
BALANCE SHEET DATA
operating working capital (5)	$22,979	23,503	38,368	46,335	44,907	(2.2)
property, plant and equipment, net	28,403	24,253	32,939	37,773	44,639	17.1
total assets	112,598	95,294	148,029	159,946	157,467	18.2
capital expenditures	7,397	3,160	6,928	4,227	6,470	134.1
long-term debt and lines of credit (1)	11,687	16,368	21,423	40,753	47,722	(28.6)
shareholders' equity	63,047	48,031	86,359	79,077	74,523	31.3
capital employed (3)	53,416	52,602	102,868	109,661	112,531	1.5
RATIOS & OTHER DATA
gross profit margin	18.8%	12.1%	13.1%	12.5%	9.1%
operating income (loss) margin	7.9%	(2.2)%	3.3%	0.3%	(5.9)%
net income (loss) margin	6.4%	(19.0)%	2.1%	(0.5)%	(4.5)%
effective income tax rate	7.9%	(464.3)%	(11.2)%	56.1%	40.7%
long-term debt to total capital employed ratio (1)	21.9%	31.1%	20.8%	37.2%	42.4%
operating working capital turnover (5)	9.0	6.4	5.8	5.3	5.0
days sales in receivables	35	32	37	41	39
inventory turnover	6.7	6.0	5.8	5.7	5.4
STOCK DATA
stock price
high	$16.98	7.91	12.30	8.52	5.23
low	3.50	1.30	6.12	4.24	3.83
close	11.94	4.40	7.53	8.50	4.64
P/E ratio (2)
high (4)	17	N.M.	29	N.M.	N.M.
low (4)	3	N.M.	15	N.M.	N.M.
daily average trading volume (shares)	80.1	19.2	38.3	17.8	12.5
(1) Long-term debt includes long-term and current maturities of long-term debt and lines of credit.
(2) P/E ratios based on trailing 12-month net income per share.
(3) Capital employed includes long-term and current maturities of long-term debt, lines of credit, and shareholders’ equity, offset by cash and cash equivalents and short-term investments.
(4) N.M – Not meaningful
(5) Operating working capital for this calculation is accounts receivable and inventories, offset by accounts payable.
(6) The company incurred restructuring and related charges (credits) in fiscal 2006 through 2010. See note 3 of the company's consolidated financial statements.
(7) Includes accelerated depreciation of $2.1 $1.2, $5.0 and $6.0 million for fiscal 2009, 2007, and 2006, respectively.
No accelerated depreciation was recorded in fiscal 2010 and 2008.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes attached thereto.

Overview

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30.  Fiscal 2010, 2009, and 2008 included 52 weeks, 53 weeks, and 52 weeks, respectively.  Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.  The mattress fabrics segment manufactures, sources, and sells fabrics to bedding manufacturers.  The upholstery fabrics segment sources, manufacturers and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

We evaluate the operating performance of our segments based upon income (loss) from operations before restructuring and related charges (credits), certain unallocated corporate expenses, and other non-recurring items.  Cost of sales in both segments include costs to manufacture or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and all costs related to being a public company.  Segment assets include assets used in the operation of each segment and primarily consist of accounts receivable, inventories, and property, plant and equipment. The mattress fabrics segment also includes in segment assets, assets held for sale, goodwill, and non-compete agreements associated with certain acquisitions. The upholstery fabrics segment also includes assets held for sale in segment assets.

We reported net sales of $206.4 million in fiscal 2010, an increase of 1.2%, compared with $203.9 million for fiscal 2009. Also, we reported net sales of $57.2 million in the fourth quarter of fiscal 2010, an increase of 20%, compared with $47.8 million in the fourth quarter of fiscal 2009. The increase in net sales represents favorable growth trends in both our mattress fabric and upholstery fabric segments.

We reported pre-tax income of $14.3 million in fiscal 2010 compared with a pre-tax loss of $6.9 million in fiscal 2009. The pre-tax loss in fiscal 2009 included restructuring and related charges of $13.1 million. Of the $13.1 million restructuring and related charges, $11.5 million and $1.6 million represented non-cash and cash charges, respectively. We reported net income of $13.2 million in fiscal 2010, or $1.01 per diluted share, compared with a net loss of $38.8 million in fiscal 2009, or $3.07 per diluted share.  The net loss for fiscal 2009 included a $27.2 million non-cash charge, or $2.15 per diluted share, for the establishment of a valuation allowance against substantially all of our net deferred tax assets, and $13.1 million, or $1.03 per diluted share, in restructuring and related charges noted above.

The mattress fabric segment reported net sales of $114.8 million in fiscal 2010 compared with $115.4 million for fiscal 2009. Although mattress fabric sales remained flat for fiscal 2010, mattress fabric net sales increased 26% in the fourth quarter of fiscal 2010 compared with the fourth quarter of fiscal 2009. This increase in the fourth quarter reflects significant improvement in consumer demand in the bedding industry and the closure of a key competitor in late calendar 2009. Segment operating income was $15.5 million in fiscal 2010 compared with $13.2 million in fiscal 2009. Operating margins improved to 13.5% in fiscal 2010 compared with 11.5% in fiscal 2009. The increase in operating income and margins is primarily due to favorable raw material pricing stemming from our global sourcing efforts, a sales shift to higher margin products, and the efficiency gains made possible from our capital investment programs.

The upholstery fabric segment reported net sales of $91.6 million in fiscal 2010, an increase of 3.4%, compared with $88.5 million for fiscal 2009. This increase represents the first annual sales gain for the upholstery fabric segment in ten fiscal years. In addition, upholstery fabric net sales increased 13% in the fourth quarter of fiscal 2010 compared with the fourth quarter of fiscal 2009. Operating income for fiscal 2010 was $6.0 million compared with an operating loss of $1.5 million for fiscal 2009, representing a $7.5 million turnaround. This substantial improvement in operating income was primarily due to a multi-year restructuring process that established a leaner and more agile manufacturing platform, including a wholly-owned business located in China that is scalable, but not capital intensive.

Throughout fiscal 2010, we strengthened our financial position and generated significant cash flow despite an unfavorable economic environment. Our cash and cash equivalents and short-term investments totaled $21.3 million at May 2, 2010, compared with $11.8 million at May 3, 2009. In fiscal 2010, cash flow from operations was $21.6 million, which primarily represents cash flow from earnings totaling $18.5 million. During fiscal 2010, we generated substantially less cash flow from working capital reductions and more from operating income, as profit margins significantly improved. In addition, we reduced our total long-term debt, including current maturities, to $11.7 million at May 2, 2010, compared with $16.4 million at May 3, 2009. Our next significant scheduled principal payment is in the amount of $2.2 million and is not due until August 2011. As of May 2, 2010, we have lines of credit totaling $12.5 million in the U.S. and China, with no outstanding balances. All of our long-term debt and line of credit agreements are unsecured.

Results of Operations

The following table sets forth certain items in the company’s consolidated statements of net income (loss) as a percentage of net sales.

	Fiscal	Fiscal	Fiscal
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	81.2	87.9	86.9
Gross profit	18.8	12.1	13.1
Selling, general and administrative expenses	11.0	9.7	9.4
Restructuring (credit) expense	(0.2)	4.6	0.3
Income (loss) from operations	7.9	(2.2)	3.3
Interest expense, net	0.5	1.2	1.1
Other expense	0.4	0.0	0.3
Income (loss) before income taxes	6.9	(3.4)	1.9
Income taxes *	7.9	(464.3)	(11.2)
Net income (loss)	6.4%	(19.0)%	2.1%

* Calculated as a percentage of income (loss) before income taxes.

The tables on the following two pages set forth the company’s statements of operations by segment for the fiscal years ended May 2, 2010, May 3, 2009, and April 27, 2008.

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE TWELVE MONTHS ENDED MAY 2, 2010 AND MAY 3, 2009

(Amounts in thousands)

	TWELVE MONTHS ENDED (UNAUDITED)

	Amounts							Percent of Total Sales
	May 2,		May 3,		% Over			May 2,		May 3,
Net Sales by Segment	2010		2009		(Under)			2010		2009

Mattress Fabrics	$114,848		115,396		(0.5	) %		55.6%		56.6%
Upholstery Fabrics	91,568		88,542		3.4%			44.4%		43.4%

Net Sales	$206,416		203,938		1.2%			100.0%		100.0%

Gross Profit by Segment								Gross Profit Margin

Mattress Fabrics	$23,652		20,996		12.7%			20.6%		18.2%
Upholstery Fabrics	15,183		7,253		109.3%			16.6%		8.2%
Subtotal	38,835		28,249		37.5%			18.8%		13.9%

Restructuring related charges	(58)	(1)	(3,597)	(1)	N.M.		(2)	(0.0	) %	(1.8	) %

Gross Profit	$38,777		24,652		57.3%			18.8%		12.1%

Selling, General and Administrative expenses by Segment								Percent of Sales

Mattress Fabrics	$8,178		7,749		5.5%			7.1%		6.7%
Upholstery Fabrics	9,227		8,756		5.4%			10.1%		9.9%
Unallocated Corporate	5,400		3,225		67.4%			2.6%		1.6%
Subtotal	22,805		19,730		15.6%			11.0%		9.7%

Restructuring related charges	-	(1)	21	(1)	N.M.		(2)	0.0%		0.0%

Selling, General and Administrative expenses	$22,805		19,751		15.5%			11.0%		9.7%

Operating Income (loss) by Segment								Operating Income (Loss) Margin

Mattress Fabrics	$15,474		13,247		16.8%			13.5%		11.5%
Upholstery Fabrics	5,956		(1,503)		N.M.		(2)	6.5%		(1.7	) %
Unallocated Corporate	(5,400)		(3,225)		67.4%			(2.6	) %	(1.6	) %
Subtotal	16,030		8,519		88.2%			7.8%		4.2%

Restructuring credit (expense) and restructuring related charges	312	(1)	(13,089)	(1)	N.M.		(2)	0.2%		(6.4	) %

Operating income (loss)	$16,342		(4,570)		N.M.		(2)	7.9%		(2.2	) %

Depreciation by Segment

Mattress Fabrics	$3,458		3,542		(2.4	) %
Upholstery Fabrics	552		1,080		(48.9	) %
Subtotal	4,010		4,622		(13.2	) %
Accelerated Depreciation	-		2,090		(100.0	) %
Total Depreciation	$4,010		6,712		(40.3	) %

Notes:

(1) See restructuring and related (credits) charges section of Management's Discussion and Analysis for detailed explanation of charges and credits.

(2) N.M. - Not Meaningful

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE TWELVE MONTHS ENDED MAY 3, 2009 AND APRIL 27, 2008

(Amounts in thousands)

	YEARS ENDED

	Amounts							Percent of Total Sales
	May 3,		April 27,		% Over			May 3,		April 27,
Net Sales by Segment	2009		2008		(Under)			2009		2008

Mattress Fabrics	$115,396		138,064		(16.4	) %		56.6%		54.3%
Upholstery Fabrics	88,542		115,982		(23.7	) %		43.4%		45.7%

Net Sales	$203,938		254,046		(19.7	) %		100.0%		100.0%

Gross Profit by Segment								Gross Profit Margin

Mattress Fabrics	$20,996		22,576		(7.0	) %		18.2%		16.4%
Upholstery Fabrics	7,253		12,829		(43.5	) %		8.2%		11.1%
Subtotal	28,249		35,405		(20.2	) %		13.9%		13.9%

Loss on impairment of equipment	-		(289)	(2)	(100.0	) %		0.0%		(0.1	) %
Restructuring related charges	(3,597)	(1)	(1,957)	(1)	83.8%			(1.8	) %	(0.8	) %

Gross Profit	$24,652		33,159		(25.7	) %		12.1%		13.1%

Selling, General and Administrative expenses by Segment								Percent of Sales

Mattress Fabrics	$7,749		8,457		(8.4	) %		6.7%		6.1%
Upholstery Fabrics	8,756		11,650		(24.8	) %		9.9%		10.0%
Unallocated Corporate	3,225		3,797		(15.1	) %		1.6%		1.5%
Subtotal	19,730		23,904		(17.5	) %		9.7%		9.4%

Restructuring related charges	21	(1)	69	(1)	(69.6	) %		0.0%		0.0%

Selling, General and Administrative expenses	$19,751		23,973		(17.6	) %		9.7%		9.4%

Operating Income (loss) by Segment								Operating Income (Loss) Margin

Mattress Fabrics	$13,247		14,118		(6.2	) %		11.5%		10.2%
Upholstery Fabrics	(1,503)		1,180		N.M.		(3)	(1.7	) %	1.0%
Unallocated Corporate	(3,225)		(3,797)		(15.1	) %		(1.6	) %	(1.5	) %
Subtotal	8,519		11,501		(25.9	) %		4.2%		4.5%

Loss on impairment of equipment	-		(289)	(2)	(100.0	) %		0.0%		(0.1	) %
Restructuring expense and restructuring related charges	(13,089)	(1)	(2,912)	(1)	N.M.		(3)	(6.4	) %	(1.1	) %

Operating (loss) income	$(4,570)		8,300		N.M.		(3)	(2.2	) %	3.3%

Depreciation by Segment

Mattress Fabrics	$3,542		3,443		2.9%
Upholstery Fabrics	1,080		2,105		(48.7	) %
Subtotal	4,622		5,548		(16.7	) %
Accelerated Depreciation	2,090		-		100.0%
Total Depreciation	$6,712		5,548		21.0%

Notes:

(1) See restructuring and related charges (credits) section of Management's Discussion and Analysis for detailed explanation of charges and credits.

(2) The $289 represents an impairment loss on older and existing equipment that is being replaced by newer and more efficient equipment. This impairment loss pertains to the mattress fabrics segment.

(3) N.M. - Not Meaningful

2010 compared with 2009

Segment Analysis

Mattress Fabrics Segment

Net Sales

For fiscal 2010, the mattress fabrics segment reported net sales of $114.8 million compared with $115.4 million for fiscal 2009.  In contrast to the small year over year decline, mattress fabric net sales increased 26% in the fourth quarter of fiscal 2010 compared with the fourth quarter of fiscal 2009. This increase in the fourth quarter reflects significant improvement in consumer demand in the bedding industry in early calendar 2010 and the closure of a key competitor in late calendar 2009.

Gross Profit and Operating Income

The mattress fabrics segment reported gross profit of $23.7 million in fiscal 2010 compared with $21.0 million for fiscal 2009. The mattress fabrics segment reported operating income of $15.5 million in fiscal 2010 compared with $13.2 million in fiscal 2009. Despite net sales remaining relatively the same in fiscal 2010 compared with 2009, gross profit margins increased to 20.6% in fiscal 2010 compared with 18.2% in fiscal 2009. Also, operating income margins increased to 13.5% in fiscal 2010 compared with 11.5% in fiscal 2009.

Our improved performance in our mattress fabric segment reflects the benefits of the ongoing investments we have made to develop an efficient and scalable manufacturing platform. These investments include the Bodet & Horst acquisition made in August 2008. In addition, we also benefited from other operational initiatives. During the fourth quarter of fiscal 2010, we completed the installation of state-of-the-art finishing equipment for our growing knit fabric business. This initiative represents the final step in our strategy to become fully vertical in our manufacturing platform for the knit fabrics product category and will complement our fully vertical manufacturing platform for woven fabrics. Benefits from this initiative include faster response time, quality enhancements, fabric innovation opportunities, and lower costs. We are also in the process of further expanding our capacity for both knit and woven product lines, as well as completing an energy initiative in our Canadian operation that will have an environmental benefit and reduce future operating costs. Capital expenditures for our mattress fabric business totaled $6.6 million in fiscal 2010, reflecting our continued commitment to the bedding industry. We plan to continue our significant level of capital spending in fiscal 2011 in order to modernize and expand our woven and knit capacities.

Our improved operating performance in fiscal 2010 also reflects lower raw material prices obtained from our global sourcing strategy. Although we are pleased with our performance in fiscal 2010, we are currently facing significant pricing pressures and higher raw material costs.

Selling, general, and administrative expenses were $8.2 million, or 7.1% of net sales, in fiscal 2010 compared with $7.7 million, or 6.7% of net sales, in fiscal 2009.

Segment Assets

Segment assets consist of accounts receivable, inventory, assets held for sale, non-compete agreements associated with certain acquisitions, goodwill, and property, plant and equipment.  As of May 2, 2010, accounts receivable and inventory totaled $22.3 million, compared to $21.8 million at May 3, 2009. This change reflects the net sales increase in the fourth quarter of fiscal 2010 noted above.

At May 2, 2010, and May 3, 2009, this segment had assets held for sale with carrying values totaling $34,000 and $20,000, respectively. During the fourth quarter of fiscal 2010, equipment with a carrying value of $59,000 was classified as held for sale. We determined that the carrying value of this equipment exceeded its fair value (based on quoted market prices). Consequently, we recorded an impairment loss of $25,000 in cost of sales in the 2010 Consolidated Statement of Operations. The remaining carrying value of $34,000 is expected to be sold in fiscal 2011. This segment reported equipment with a carrying value of $20,000 as held for sale at May 3, 2009. This equipment was sold for $20,000 during fiscal 2010.

At May 2, 2010, and May 3, 2009, the carrying value of our non-compete agreements were $843,000 and $1.2 million, respectively. At May 2, 2010, and May 3, 2009 the carrying value of the segment’s goodwill was $11.5 million and $11.6 million, respectively. During the first quarter of fiscal 2010, we finalized our valuation of the fair values for the assets acquired and liabilities assumed for the Bodet & Horst acquisition. As a result of this final valuation, we recorded an adjustment to increase the fair value of the associated non-compete agreement and reduce the fair value of goodwill by $131,000.

At May 2, 2010, and May 3, 2009, property, plant and equipment totaled $26.7 million and $23.7 million, respectively. The $26.7 million represents property, plant, and equipment located in the U.S. of $18.8 million and located in Canada of $7.9 million. The $23.7 million balance at May 3, 2009, represents property, plant, and equipment located in the U.S. of $16.4 million and located in Canada of $7.3 million. The increase in this segment’s property, plant, and equipment balance at May 2, 2010, compared with May 3, 2009, is primarily due to fiscal 2010 capital spending of $6.6 million, offset by depreciation expense of $3.5 million.

Upholstery Fabrics Segment

Net Sales

Upholstery fabric net sales (which include both fabric and cut and sewn kits) were $91.6 million in fiscal 2010, compared with $88.5 million in fiscal 2009, an increase of 3.4%. This increase represents the first annual sales gain for the upholstery fabric segment in ten fiscal years. In addition, upholstery fabric net sales increased 13% in the fourth quarter of fiscal 2010 compared with the fourth quarter of fiscal 2009. As noted below, the increase in net sales reflects our focus this fiscal year on product development, sales and marketing initiatives, delivery performance, and aggressively defending our copyrights. In addition, fiscal 2010 net sales were affected by the planned discontinuation of certain U.S. products as part of our profit improvement plan implemented in fiscal 2009, and a significant increase in the provision for returns, allowances, and discounts.

Net sales of upholstery fabrics produced outside our U.S. manufacturing operations were $77.3 million in fiscal 2010, an increase of 14% from $68.1 million in fiscal 2009. Net sales produced outside our U.S. manufacturing operations represented 84% of total upholstery fabric net sales in fiscal 2010 compared with 77% in fiscal 2009. Net sales of U.S. produced upholstery fabrics were $14.3 million in fiscal 2010, a decrease of 30% from $20.4 million in fiscal 2009. This continued shift toward production outside our U.S. manufacturing operations is the result of our long-term strategy to build a wholly-owned and low-cost business located in China that is scalable, and not capital intensive.

Gross Profit and Operating Income (Loss)

The upholstery fabrics segment reported gross profit of $15.2 million in fiscal 2010 compared with $7.3 million for fiscal 2009. This significant improvement in gross profit led to operating income of $6.0 million in fiscal 2010 compared with an operating loss of $1.5 million in fiscal 2009, representing a $7.5 million turnaround.

The substantial improvement in the upholstery fabric segment’s gross profit and operating income reflects the increase in net sales noted above and the incremental benefits of our restructuring activities and the profit improvement plan completed in fiscal 2009 (see 2009 vs. 2008 comparison for details of the profit improvement plan). We are realizing the benefits of our long-term strategy to build a wholly-owned and low-cost business located in China that is scalable, but not capital intensive. Additionally, we are beginning to benefit from a complimentary strategy to grow business in our one remaining U.S. upholstery facility, based upon a model of utilizing China sourced yarns, low overhead and a focused, volume oriented product strategy. Also, the favorable results of our restructuring activities and profit improvement plan allowed us to shift our focus in fiscal 2010 to product development, sales and marketing initiatives, and delivery performance. Lastly, we began efforts to aggressively defending our design copyrights and have taken action to protect our creativity, and we believe these efforts are helping us retain and grow sales of certain upholstery fabrics.

Although we are pleased with our performance in fiscal 2010, we are currently facing significant pricing pressures and higher raw material costs.

Selling, general, and administrative expenses were $9.2 million, or 10.1% of net sales, in fiscal 2010 compared with $8.8 million, or 9.9% of net sales, in fiscal 2009.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, and assets held for sale.  As of May 2, 2010, accounts receivable and inventory totaled $23.5 million, compared to $20.3 million at May 3, 2009. This change reflects the net sales increase in the fourth quarter of fiscal 2010 noted above.

At May 2, 2010, the upholstery fabrics segment had property, plant, and equipment totaling $989,000. This $989,000 represents property, plant, and equipment located in the U.S. and China of $887,000 and $102,000, respectively. During the second quarter of fiscal 2010, assets with a carrying value of $699,000 were reclassified from held for sale (see below paragraph). As of May 3, 2009, the upholstery fabrics segment reported no carrying value associated with its property, plant, and equipment due to impairment charges incurred in fiscal 2009 (see restructuring section below) and the classification of property, plant, and equipment as assets held for sale.

At May 2, 2010 and May 3, 2009, this segment had assets held for sale with a carrying value of $89,000 and $1.2 million, respectively. Due to the favorable results from our profit improvement plan and restructuring activities initiated in the second quarter of fiscal 2009, management assessed the classification of upholstery fabric assets classified as held for sale during the second quarter of fiscal 2010. As a result of this assessment, upholstery fabric assets with a carrying value of $699,000 were reclassified from assets held for sale to held and used (included in property, plant, and equipment on the May 2, 2010 Consolidated Balance Sheet). This carrying value of $699,000 represents these assets’ carrying amount before being classified as held for sale (the third quarter of fiscal 2009) adjusted for depreciation expense that would have been recognized had these assets been classified as held and used, which is lower than these assets’ fair value at the date they were reclassified to held and used (during the second quarter of fiscal 2010). Consequently we recorded a charge totaling $178,000 in the second quarter of fiscal 2010 to depreciation expense in the 2010 Consolidated Statement of Operations.

We expect the remaining carrying amount of $89,000 to be sold by the end of fiscal 2011. We determined that the carrying value of $89,000 did not exceed its fair value. As a result, an impairment charge was not recorded in fiscal 2010. During fiscal 2010, we received sales proceeds of $241,000 on assets classified as held for sale.

Restructuring and Related Charges (Credits)

During fiscal 2010, we recorded a restructuring and related credit of $312,000, of which a credit of $186,000 was for employee termination benefits, a credit of $170,000 was for sales proceeds received on equipment with no carrying value, a credit of $50,000 was for inventory markdowns, a credit of $14,000 was for lease termination and other exit costs, offset by a charge of $108,000 for other operating costs associated with closed plant facilities. Of this total credit, a charge of $58,000 was recorded to cost of sales and a credit of $370,000 was recorded to restructuring credit in the 2010 Consolidated Statement of Operations.

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

A detailed explanation of each of our significant restructuring plans for fiscal 2010 and 2009 is presented below.

September 2008 – Upholstery Fabrics

On September 3, 2008, our board of directors approved changes to the upholstery fabric operations, including the consolidation of plant facilities in China and the reduction of excess manufacturing capacity. These actions were in response to the extremely challenging industry conditions for upholstery fabrics. The plant closings associated with this restructuring plan have been completed.

During fiscal 2010, a restructuring credit of $101,000 was recorded for lease termination and other exit costs. This $101,000 credit was recorded to restructuring credit in the 2010 Consolidated Statement of Operations.

During fiscal 2009, restructuring and related charges totaled $9.6 million, of which $6.6 million related to impairment charges on equipment and leasehold improvements, $2.1 million for accelerated depreciation, $502,000 for inventory markdowns, $443,000 for lease termination and other exit costs, $25,000 for other operating costs associated with closed plant facilities, and $10,000 for employee termination benefits. The $2.1 million accelerated depreciation charge represents the incremental depreciation expense to reflect revised depreciation estimates and useful lives for certain fixed assets that were to be used over a shortened useful life from the period the restructuring plan was announced until the respective plant facility was closed and operations ceased. Of this total charge, $7.0 million and $2.6 million were recorded in restructuring expense and cost of sales, respectively, in the 2009 Consolidated Statement of Operations.

December 2006-Upholstery Fabrics

On December 12, 2006, our board of directors approved a restructuring plan within the upholstery fabrics segment to consolidate the company’s U.S. upholstery fabrics manufacturing facilities and outsource its specialty yarn production. This process involved closing the company’s weaving plant located in Graham, North Carolina, and closing the yarn plant located in Lincolnton, North Carolina. We transferred certain production from the Graham plant to our Anderson, South Carolina and Shanghai, China plant facilities as well as a small portion to contract weavers.

During fiscal 2010, we recorded a restructuring credit of $389,000. The $389,000 represents a credit of $186,000 for employee termination benefits, a credit of $170,000 for sales proceeds received for equipment with no carrying value, a credit of $50,000 for inventory markdowns, offset by a charge of $13,000 for lease termination and other exit costs, and a charge of $4,000 for other operating costs associated with closed plant facilities. Of this $389,000 restructuring credit, a credit of $343,000 was recorded in restructuring credit and a credit of $46,000 was recorded in cost of sales in the 2010 Consolidated Statement of Operations.

During fiscal 2009, we further assessed the net realizable value of our inventory, recoverability of our property, plant, and equipment, and selling, general, and administrative expenses based on demand trends related to our U.S. upholstery fabric operations. This assessment was required based on the adverse economic conditions resulting from the depressed housing market, credit crisis, and decreased consumer spending that developed in the second quarter of fiscal 2009, and which was more severe than we anticipated at the end of fiscal 2008. As a result, restructuring and related charges incurred were $3.5 million, of which $1.4 million related to impairment charges on a building and equipment, $886,000 related to inventory markdowns, $798,000 related to employee termination benefits, $271,000 related to lease termination and other exit costs, and $116,000 related to other operating costs associated with closed plant facilities. Of this total charge, $2.5 million was recorded in restructuring expense, $980,000 was recorded in cost of sales, and $21,000 was recorded in selling, general, and administrative expenses in the 2009 Consolidated Statement of Operations.

Long-Lived Asset Impairments

During fiscal 2010, we did not incur any impairment charges regarding our upholstery fabric property, plant, and equipment.

During fiscal 2009, we incurred impairment charges on property, plant, and equipment in connection with our restructuring activities. These impairment charges totaled $8.0 million and were recorded in restructuring expense in the 2009 Consolidated Statement of Operations. This $8.0 million impairment charge includes $2.2 million for fixed assets that were abandoned in connection with the consolidation of certain plant facilities in China and $774,000 to reflect the $4.0 million selling price of the company’s corporate headquarters. Also, during the course of the company’s strategic review in the second quarter of fiscal 2009 of its upholstery fabrics business, we assessed the recoverability of the carrying value of our upholstery fabric fixed assets that were being held and used in operations. This strategic review resulted in impairment losses of $4.4 million and $543,000 for fixed assets located in China and the U.S., respectively. In addition, we incurred impairment losses totaling $115,000 for assets held for sale associated with its U.S upholstery fabric operations. These losses reflect the amounts by which the carrying values of these fixed assets exceeded their estimated fair values determined by their estimated future discounted cash flows and quoted market prices.

Management remains cautiously optimistic about the company’s long-term prospects in the upholstery fabrics business, especially in light of much improved financial performance of this segment. While the recent improvements in this business are favorable indicators, we remain committed to taking additional steps if necessary to maintain the profitability of the company’s upholstery fabrics operations, regardless of prevailing economic and business conditions. We could experience additional inventory markdowns and further restructuring charges in the upholstery fabric operations if current favorable trends in profitability do not continue.

Other Income Statement Categories

Selling, General and Administrative Expenses – Selling, general, and administrative expenses (SG&A) for the company as a whole were $22.8 million, or 11% of net sales, for fiscal 2010 compared with $19.8 million, or 9.7% of net sales, for fiscal 2009, an increase of 15.5%.  This increase in SG&A expenses primarily pertains to an increase in stock-based compensation expense reflecting an increase in the company’s stock price and an increase in incentive compensation expense as a result of significantly improved financial performance.

Interest Expense (Income) -- Interest expense for fiscal 2010 decreased to $1.3 million from $2.4 million in fiscal 2009. This trend reflects lower outstanding balances on our long-term debt. Interest income for fiscal 2010 increased to $116,000 from $89,000 in fiscal 2009. This increase reflects our higher cash and short-term investment balances in fiscal 2010 compared with 2009.

Other Expense – Other expense for fiscal 2010 was $828,000 compared with $43,000 in fiscal 2009. This change primarily reflects fluctuations in foreign currency exchange rates for our subsidiary domiciled in Canada. As a result of the our increased cash and short-term investment position in fiscal 2010, we are currently trying to maintain a natural hedge by keeping an equal balance of our assets and liabilities denominated in Canadian dollars. We expect other expense to decrease in fiscal 2011 if we are able to maintain this natural hedge.

Income Taxes

Significant judgment is required in determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We account for income taxes using the asset and liability approach as prescribed by ASC Topic 740, “Income Taxes.” This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or income tax returns. Using the enacted tax rates in effect for the fiscal year in which differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax basis of an asset or liability. If a change in the effective tax rate to be applied to a timing difference is determined to be appropriate, it will affect the provision for income taxes during the period that the determination is made.

Effective Income Tax Rate

We recorded income tax expense of $1.1 million, or 7.9% of income before income tax expense, in fiscal 2010 compared to income tax expense of $32.0 million, or 464.3% of loss before income tax expense in fiscal 2009. Income tax expense for fiscal 2010 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•
The income tax rate decreased 33% for the reduction in the valuation allowance recorded against substantially all of our net deferred tax assets associated with our U.S. and China operations. This reduction in our valuation allowance is primarily due to U.S. taxable income generated by the repatriation of undistributed earnings from our subsidiaries located in China and the resulting usage of U.S. net operating loss carryforwards. Also, this reduction pertains to the realization on and projected realization of deferred tax assets created from tax versus book depreciation associated with the company’s China operations.

•
The income tax rate decreased 12% for the tax effects of foreign exchange losses on U.S. denominated account balances in which income taxes are paid in Canadian dollars. In fiscal 2009, the income tax rate increased 26% for the tax effects of foreign exchange gains on U.S. denominated account balances in which income taxes are paid in Canadian dollars. In fiscal 2010 and 2009, the Canadian foreign exchange rate in relation to the U.S. dollar was very volatile due to changes in oil prices and global economic conditions.

•
The income tax rate decreased 6% for taxable income subject to lower statutory income rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

•
The income tax rate increased 12% for the recording of a deferred tax liability for estimated U.S. income taxes that were paid upon repatriation of undistributed earnings from the company’s subsidiaries located in China.

•	The income tax rate increased 10% for an increase in unrecognized tax benefits.

•	The income tax rate increased 3% for non-deductible stock-based compensation expense and other miscellaneous items.

The income tax benefit for fiscal 2009 is different from the amount obtained by applying our statutory rate of 34% to loss before income taxes for the following reasons:

•	The income tax rate increased 395% for a $27.2 million non-cash charge for the establishment of a valuation allowance against substantially all of the company’s net deferred tax assets.

•	The income tax rate increased 50% for an increase in unrecognized tax benefits.

•
The income tax rate increased 26% for the tax effects of foreign exchange gains on U.S. denominated account balances in which income taxes are paid in Canadian dollars. In fiscal 2009, the Canadian foreign exchange rate in relation to the U.S. dollar was very volatile due to changes in oil prices and global economic conditions.

•
The income tax rate increased 23% for the recording of a deferred tax liability for estimated U.S. income taxes that were paid upon repatriation of undistributed earnings from the company’s subsidiaries located in China.

•	The income tax rate increased 4% for non-deductible stock-based compensation expense and other miscellaneous items.

Deferred Income Taxes

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on this assessment, we recorded a valuation allowance of $22.6 million at May 2, 2010. This valuation allowance of $22.6 million consists of a full valuation allowance of $21.3 million against our net deferred assets associated with our U.S. operations and a partial valuation allowance of $1.3 million against our net deferred tax assets associated with our China operations.

Our net deferred tax asset regarding our U.S. operations primarily resulted from the recording of the income tax benefit of U.S. income tax loss carryforwards over the last several fiscal years, which totaled $64.0 million at May 2, 2010. The cumulative U.S. pre-tax losses incurred over the last several fiscal years, the significant uncertainty in current and expected demand for furniture and mattresses, and the prevailing uncertainty in the overall economic climate, have made it very difficult to forecast our financial results associated with our U.S. operations. Based on this significant negative evidence, we maintain our position that it is more-likely-than-not that the U.S. net deferred tax assets will not be fully recovered. Consequently, we recorded a full allowance of $21.3 million against our U.S. net deferred tax assets.

Our net deferred tax asset regarding our China operations primarily pertains to the book versus tax basis difference associated with our China operations’ fixed assets. This book versus tax basis difference resulted from our impairment losses and fixed asset write-downs associated with our September 2008 Upholstery Fabrics restructuring plan (see note 3). In order for this net deferred tax asset to be realized, our China operations must have sufficient pre-tax income levels to utilize tax depreciation expense each of the next four fiscal years. Due to the favorable results from our restructuring activities and profit improvement plan initiated in the second quarter of fiscal 2009, our China operations have been restored to profitability, reporting pre-tax income of $7.9 million in fiscal 2010. Although our China operations reported pre-tax income of $7.9 million in fiscal 2010, on a cumulative basis over the last three fiscal years, our China operations have substantially performed on a break-even basis (achieved in the fourth quarter of fiscal 2010). The significant uncertainty in current and expected demand for furniture, and the prevailing uncertainty in the overall economic climate, has made it very difficult to forecast medium and long-term financial results associated with our China operations. Based on the current economic conditions, we believe it is too uncertain to project pre-tax income associated with our China operations after fiscal 2011. Based on this significant positive and negative evidence, we recorded a partial valuation allowance of $1.3 million against net deferred tax assets associated with our China operations for tax versus book depreciation that is expected to reverse beyond fiscal 2011 and we recognized an income tax benefit of $334,000 in fiscal 2010 for the reduction in this valuation allowance for the tax versus book depreciation that is projected to reverse in fiscal 2011.

Due to cumulative losses associated with our operations in the U.S. and China, we established a full valuation allowance against our U.S. and China net deferred taxes totaling $27.2 million in fiscal 2009. Of this $27.2 million valuation allowance, $25.3 million and $1.9 million pertained to our U.S. and China operations, respectively. In fiscal 2010, we recorded an income tax benefit of $4.6 million for the reduction of this valuation allowance. This $4.6 million decrease results from the realization of loss carryforwards associated with the company’s U.S. operations and the realization and projected realization of tax versus book depreciation associated with the company’s China operations, as discussed above.

The recorded valuation allowance of $22.6 million has no effect on our operations, loan covenant compliance, or the possible realization of the U.S. income tax loss carryforwards in the future. If it is determined that it is more-likely-than-not that we will realize any of these U.S. income tax loss carryforwards, an income tax benefit would be recognized at that time.

At May 2, 2010, the current deferred tax asset of $150,000 represents $84,000 and $66,000 from our operations located in Canada and China, respectively. At May 2, 2010, the non-current deferred tax asset of $324,000 pertains to our operations located in China. At May 2, 2010, the non-current deferred tax liability of $982,000 pertains to our operations located in Canada.

At May 3, 2009, the current deferred tax asset of $54,000 and the non-current deferred tax liability of $974,000 pertained to our operations located in Canada.

Income tax payments, net of income tax refunds, were $1.3 million in 2010, $69,000 in 2009, and $360,000 in 2008.

See Notes 1 and 11 in the Notes to the Consolidated Financial Statements for further details.

2009 compared with 2008

Segment Analysis

Mattress Fabrics Segment

Net Sales

For fiscal 2009, the mattress fabrics segment reported net sales of $115.4 million compared with $138.1 million for fiscal 2008, a decrease of 16%. These trends reflected unprecedented weak consumer demand in the bedding industry and the planned discontinuance during fiscal 2009 of certain products.

Gross Profit and Operating Income

The mattress fabrics segment reported gross profit of $21.0 million in fiscal 2009 compared with $22.6 million for fiscal 2008. This segment reported operating income of $13.2 million in fiscal 2009 compared with $14.1 million in fiscal 2008. Despite the significant decline in net sales, gross profit margins increased to 18.2% in fiscal 2009 compared with 16.4% in fiscal 2008. Also, operating income margins increased to 11.5% in fiscal 2009 compared with 10.2% in fiscal 2008.

During fiscal 2009 the company took major actions to respond to the decrease in net sales.  We completed a $5.0 million capital project to significantly strengthen our woven fabrics manufacturing operations and provide further reactive capacity to our customers. In addition, the acquisition of the knitted mattress fabrics operation of Bodet & Horst was successfully integrated into our operations.

Selling, general, and administrative expenses were $7.7 million, or 6.7% of net sales, in fiscal 2009 compared with $8.5 million, or 6.1% of net sales, in fiscal 2008. This trend primarily reflected declining business volumes in fiscal 2009 compared with fiscal 2008.

Segment Assets

Segment assets consist of accounts receivable, inventory, assets held for sale, non-compete agreements associated with certain acquisitions, goodwill, and property, plant and equipment.  As of May 3, 2009, accounts receivable and inventory totaled $21.8 million, compared to $27.6 million at April 27, 2008. This decrease was primarily due to lower sales volume in fiscal 2009 compared with fiscal 2008 and improved working capital management.

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

At May 3, 2009 and April 27, 2008, the carrying value of our non-compete agreements were $1.2 million and $789,000, respectively. At May 3, 2009 and April 27, 2008, the carrying value of the segment’s goodwill was $11.6 million and $4.1 million, respectively. The increase in the carrying value of the non-compete agreements and goodwill pertains to the Bodet & Horst acquisition.

At May 3, 2009 and April 27, 2008, property, plant and equipment totaled $23.7 million and $21.7 million, respectively. This increase primarily reflects the completion of a $5.0 million capital project and property, plant, and equipment purchased in connection with the Bodet & Horst acquisition, offset by depreciation expense of $3.5 million in fiscal 2009.  The $23.7 million balance at May 3, 2009, represents property, plant, and equipment located in the U.S. of $16.4 million and located in Canada of $7.3 million. The $21.7 million balance at April 27, 2008 represents property, plant, and equipment located in the U.S. of $13.1 million, located in Canada of $8.4 million, and corporate allocations of $168,000.

Bodet & Horst Asset Acquisition

Pursuant to an Asset Purchase Agreement among the company, Bodet & Horst USA, LP and Bodet & Horst GMBH & Co. KG (collectively “Bodet & Horst”) dated August 11, 2008, we purchased certain assets and assumed certain liabilities of the knitted mattress fabric operation of Bodet & Horst, including its manufacturing operation in High Point, North Carolina. This purchase allowed us to have a vertically integrated manufacturing platform in all major product categories of the mattress fabrics industry. The purchase involved the equipment, inventory, and intellectual property associated with the High Point manufacturing operation, which had served as our primary source of knitted mattress fabric prior to the acquisition. Demand for this product line has grown significantly, as knits are increasingly being utilized on mattresses at volume retail price points. The purchase price for the assets was cash in the amount of $11.4 million, which included an adjustment of $477,000 for changes in working capital as defined in the asset purchase agreement, and the assumption of certain liabilities. Also, in connection with the purchase, we entered into a six-year consulting and non-compete agreement with the principal owner of Bodet & Horst, providing for payments to the owner in the amount of $75,000 per year to be paid in quarterly installments (of which $50,000 and $25,000 will be allocated to the non-compete covenant and consulting fees, respectively) for the agreement’s full six-year term.

The acquisition was financed by $11.0 million of unsecured notes pursuant to a Note Purchase Agreement dated August 11, 2008. This agreement is described more fully in Note 12 in the Notes to the Consolidated Financial Statements.

In connection with the asset purchase agreement, we assumed the lease of the building where the operation is located. This lease is with a partnership owned by certain shareholders and officers of the company and their immediate families. This lease is described more fully in Note 14 in the Notes to the Consolidated Financial Statements.

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

	Years ended
(dollars in thousands, except per share data)	May 3, 2009	April 27, 2008
Net Sales	$203,938	$254,046

(Loss) income from operations	(3,625)	11,703

Net (loss) income	(38,388)	6,968

Net (loss) income per share, basic	(3.03)	0.55

Net (loss) income per share, diluted	(3.03)	0.55

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Upholstery Fabrics Segment

Net Sales

Upholstery fabric net sales (which include both fabric and cut and sewn kits) were $88.5 million in fiscal 2009 compared with $115.9 million in fiscal 2008, a decrease of 24%.  Net sales of upholstery fabrics produced outside the company’s U.S. manufacturing operations were $68.1 million in fiscal 2009, a decrease of 10% from $75.9 million in fiscal 2008. Net sales of U.S. produced upholstery fabrics were $20.4 million in fiscal 2009, a decrease of 49% from $40.0 million in fiscal 2008. Upholstery fabric sales reflected worsening soft demand industry wide, as well as worsening demand for U.S. produced upholstery fabrics driven by consumer preference for leather and suede furniture and other imported furniture and fabrics.

Gross Profit and Operating (Loss) Income

The upholstery fabrics segment reported gross profit of $7.3 million in fiscal 2009 compared with $12.8 million for fiscal 2008. The upholstery fabrics segment reported an operating loss for fiscal 2009 of $1.5 million compared with operating income of $1.2 million in fiscal 2008.

In response to declines in net sales and operating profits, the company took the following major actions as part of the profit improvement plan initiated during the second quarter of fiscal 2009:

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

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, and assets held for sale.  As of May 3, 2009, accounts receivable and inventory totaled $20.3 million, compared to $34.9 million at April 27, 2008. This decline reflected lower sales and improved working capital management. At May 3, 2009, the upholstery fabrics reported no carrying value associated with property, plant and equipment. Property, plant, and equipment totaled $11.2 million at April 27, 2008. The $11.2 million balance at April 27, 2008, represents property, plant, and equipment located in China of $9.0 million, located in the U.S. of $1.7 million, and corporate allocations of $501,000. This decline reflected restructuring charges of $8.0 million for fixed asset impairments (see restructuring and related charges section for more details), $2.1 million related to accelerated depreciation in connection with the consolidation of plant facilities in China, and reclassifications of property, plant, and equipment to assets held for sale.

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

Restructuring and Related Charges (Credits)

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

September 2008 – Upholstery Fabrics

During fiscal 2009, restructuring and related charges totaled $9.6 million, of which $6.6 million related to impairment charges on equipment and leasehold improvements, $2.1 million for accelerated depreciation, $502,000 for inventory markdowns, $443,000 for lease termination and other exit costs, $25,000 for other operating costs associated with closed plant facilities, and $10,000 for employee termination benefits. The $2.1 million accelerated depreciation charge represents the incremental depreciation expense to reflect revised depreciation estimates and useful lives for certain fixed assets that were to be used over a shortened useful life from the period the restructuring plan was announced until the respective plant facility was closed and operations ceased. Of this total charge, $7.0 million and $2.6 million were recorded in restructuring expense and cost of sales, respectively, in the 2009 Consolidated Statement of Operations.

No restructuring and related charges were incurred in fiscal 2008, as this restructuring plan was initiated in the second quarter of fiscal 2009.

December 2006-Upholstery Fabrics

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

Other Income Statement Categories

Selling, General and Administrative Expenses – Selling, general, and administrative expenses (SG&A) for the company as a whole were $19.8 million, or 9.7% of net sales, for fiscal 2009 compared with $24.0 million, or 9.4% of net sales, for fiscal 2008, a decrease of 17.6%.  This trend primarily reflected the company’s restructuring efforts and profit improvement plan associated with its upholstery fabrics segment, partially offset by an increase of $358,000 in the provision for doubtful accounts in fiscal 2009.

Interest Expense (Income) -- Interest expense for fiscal 2009 decreased to $2.4 million from $3.0 million in fiscal 2008. This trend primarily reflected lower outstanding balances on existing long-term debt and a decrease in interest rates, partially offset by interest expense incurred on the $11.0 million unsecured note used to finance the Bodet & Horst acquisition. Interest income for fiscal 2009 decreased to $89,000 from $254,000 in fiscal 2008. This trend reflected a significant reduction in money market interest rates during fiscal 2009.

Other Expense – Other expense for fiscal 2009 was $43,000 compared with $736,000 in fiscal 2008. This change primarily reflected fluctuations in foreign currency exchange rates for our subsidiary domiciled in Canada.

Income Taxes

We recorded income tax expense of $32.0 million, or 464.3% of loss before income tax expense in fiscal 2009 compared to an income tax benefit of $542,000, or 11.2% of income before income taxes in fiscal 2008. Income tax expense for fiscal 2009 is different from the amount obtained by applying our statutory rate of 34% to loss before income taxes for the following reasons:

•	The income tax rate increased 395% for a $27.2 million non-cash charge for the establishment of a valuation allowance against substantially all of the company’s net deferred tax assets.

•	The income tax rate increased 50% for an increase in unrecognized tax benefits.

•
The income tax rate increased 26% for the tax effects of foreign exchange gains on U.S. denominated account balances in which income taxes are paid in Canadian dollars. In fiscal 2008, the income tax rate decreased 23% for the tax effects of foreign exchange losses on U.S. denominated account balances in which income taxes are paid in Canadian dollars. In fiscal 2009 and 2008, the Canadian foreign exchange rate in relation to the U.S. dollar was very volatile due to changes in oil prices and global economic conditions.

•
The income tax rate increased 23% for the recording of a deferred tax liability for estimated U.S. income taxes that were paid upon repatriation of undistributed earnings from the company’s subsidiaries located in China.

•	The income tax rate increased 4% for non-deductible stock-based compensation and other miscellaneous items.

The income tax benefit for fiscal 2008 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•
The income tax rate was reduced by 23% for the tax effects of foreign exchange losses on U.S. denominated account balances in which income taxes are paid in Canadian dollars. In fiscal 2008, the Canadian foreign exchange rate in relation to the U.S. dollar was very volatile due to changes in oil prices and global economic conditions.

•
The income tax rate was reduced by 19% for the tax effects of a tax holiday for our subsidiaries located in China. Under a tax holiday in the People’s Republic of China, the company was granted an exemption from income taxes for two years commencing from the first profit-making year on a calendar year basis and a 50% reduction in income tax rates for the following three years. Calendar year 2004 was the first profit-making year. We were entitled to a 50% income tax reduction through December 31, 2008. The income tax rate was reduced by 0.4% for the tax effects of the tax holiday in China in fiscal 2009.  This decrease compared with fiscal 2008 is due to lower pre-tax income in fiscal 2009 for our China operations.

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

•
The income tax rate decreased 10% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

•	The income tax rate increased by 27% for an increase in unrecognized tax benefits.

•	The income tax rate increased 4% for non-deductible stock-based compensation expense and other miscellaneous items.

Handling Costs

The company records warehousing costs in selling, general and administrative expenses.  These costs were $2.2 million, $2.2 million, and $3.0 million in fiscal 2010, 2009, and 2008, respectively.  Warehousing costs include the operating expenses of the company’s various finished goods distribution centers, such as personnel costs, utilities, building rent and material handling equipment, and lease expense.  Had these costs been included in cost of sales, gross profit would have been $36.6 million, or 17.7%, in fiscal 2010, $22.5 million, or 11.0%, in fiscal 2009, and $30.2 million, or 11.9%, in fiscal 2008.

Liquidity and Capital Resources

Liquidity

Our sources of liquidity include cash and cash equivalents, short-term investments, cash flow from operations, and amounts available under our unsecured revolving credit lines.  These sources have been adequate for day-to-day operations and capital expenditures. We believe our present cash and cash equivalents and short-term investment balance of $21.3 million, cash flow from operations, and current availability under our unsecured revolving credit lines will be sufficient to fund our business needs and fiscal 2011 contractual obligations (see below commitments table).

In fiscal 2010, we continued our focus on strengthening our financial position. Cash and cash equivalents and short-term investments as of May 2, 2010 were $21.3 million compared with $11.8 million at May 3, 2009. Our cash and cash equivalents and short-term investment balance reflects cash flow from operations in fiscal 2010 of $21.6 million compared with $22.8 million in fiscal 2009. Cash flow from operations in fiscal 2010 primarily represented cash flow from earnings totaling $18.5 million. Cash flow from operations in fiscal 2009 primarily represented cash flow from earnings generated from the mattress fabrics segment and working capital reductions in both segments. Our cash and cash equivalents and short-term investment balance also reflects cash outlays for capital expenditures totaling $7.4 million during fiscal 2010, payments on long-term debt of $4.8 million, payments on vendor-financed capital expenditures and a capital lease obligation totaling $1.6 million, offset by cash proceeds received on the sale of common stock and equipment totaling $1.3 million.

We reduced our total long-term debt, including current maturities, to $11.7 million at May 2, 2010 from $16.4 million at May 3, 2009. This reduction primarily related to the last principal payment of $4.8 million made in March 2010 on our prior unsecured term notes. Cash flow from operations and the sale of the corporate headquarters (see below) allowed us to substantially reduce total borrowings during fiscal 2009. During fiscal 2009, we repaid $16.1 million in long-term debt, of which $4.6 million related to principal payments due in March and June 2010. Our long-term debt balance was $16.4 million and $21.4 million at May 3, 2009 and April 27, 2008, respectively. Our long-term debt balance of $16.4 million, included an $11.0 million unsecured term loan added in the second quarter of fiscal 2009 to finance the Bodet & Horst acquisition.

Our next significant scheduled principal payment is $2.2 million and is due in August 2011. As of May 2, 2010, we have lines of credit totaling $12.5 million in the U.S. and China, with no outstanding balances. All of our long-term debt and line of credit agreements are unsecured.

Our cash and cash equivalents and short-term investment balance may be adversely affected by factors beyond our control, such as weakening industry demand and delays in receipt of payment on accounts receivable.

Corporate Headquarters Office Space

Effective January 29, 2009, we sold our corporate headquarters building in High Point, North Carolina for a purchase price of $4.0 million. The agreement allowed the company to lease the building back from the purchaser under an operating lease for an initial term of approximately three years expiring on March 31, 2012 and for rent payable in monthly installments of $30,020, plus approximately two-thirds of the building’s normal occupancy costs. The contract contains renewal options as defined in the agreement for periods from April 1, 2012 through September 30, 2015 and October 1, 2015 through March 31, 2019. The proceeds of the sale were used to pay off the remaining balance of our real estate loans totaling $4.0 million.

Working Capital

Accounts receivable at May 2, 2010 were $19.8 million, an increase of 9.4%, compared with $18.1 million at May 3, 2009.  This increase primarily reflects increased business volume in both our business segments in the fourth quarter of fiscal 2010 compared with the fourth quarter of fiscal 2009. Days’ sales in receivables were 35 days and 32 days at the end of fiscal 2010 and 2009, respectively.

Inventories at May 2, 2010 were $26.0 million, an increase of 8.4%, compared with $24.0 million at May 3, 2009. This increase primarily reflects increased business volume in both our business segments in the fourth quarter of fiscal 2010 compared with the fourth quarter of fiscal 2009. Inventory turns for fiscal 2010 were 6.7 versus 6.0 for fiscal 2009.

Accounts payable-trade as of May 2, 2010 were $22.3 million, an increase of 31%, compared with $17.0 million at May 3, 2009.  This increase primarily reflects increased business volume in both our business segments in the fourth quarter of fiscal 2010 compared with the fourth quarter of fiscal 2009.

Operating working capital (comprised of accounts receivable and inventories, less accounts payable –trade and capital expenditures) was $23.0 million at May 2, 2010, down from $23.5 million at May 3, 2009. Operating working capital turnover was 9.0 in fiscal 2010 compared to 6.4 in fiscal 2009.

Financing Arrangements

Unsecured Term Notes – Bodet & Horst

In connection with the Bodet & Horst acquisition (Note 2), we entered into a note agreement dated August 11, 2008. The agreement provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The principal payments are payable over an average term of 5.2 years through August 11, 2015. The agreement contains customary financial and other covenants as defined in the agreement.

Unsecured Term Notes - Prior

Our prior unsecured senior term notes had a fixed interest rate of 8.80% (payable semi-annually in March and September and subject to prepayment provisions each fiscal quarter as defined in the agreement). These unsecured term notes were paid in full in March 2010.

Government of Quebec Loan

We have an agreement with the Government of Quebec for a term loan that is non-interest bearing and is payable in 48 equal monthly installments that commenced on December 1, 2009. The proceeds were used to partially finance capital expenditures at our Rayonese facility located in Quebec, Canada. At May 2, 2010, the outstanding balance on this loan was valued at $700,000 and $687,000 in Canadian and U.S. dollars, respectively. At May 3, 2009, the outstanding balance on this loan was valued at $800,000 and $674,000 in Canadian and U.S. dollars, respectively.

Revolving Credit Agreement –United States

We have an unsecured credit agreement that provides for a revolving loan commitment of $6.5 million, including letters of credit up to $5.5 million. This agreement bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 3.27% at May 2, 2010) based on the company’s debt/EBITDA ratio, as defined in the agreement. As of May 2, 2010 there were $425,000 in outstanding letters of credit (all of which related to workers compensation) under the agreement. At May 2, 2010 and May 3, 2009, there were no borrowings outstanding under this agreement.

On July 15, 2009, we entered into a fourteenth amendment to this revolving credit agreement. This amendment extended the expiration date to August 15, 2010. It is management’s intention to extend this revolving credit agreement.

On February 24, 2010, we entered into a fifteenth amendment to this revolving credit agreement. This amendment provided greater flexibility by increasing the capital expenditure limit on a cash basis from $4.0 million to $7.5 million for fiscal 2010. In addition, for any fiscal year after fiscal 2010, capital expenditures are not to exceed the sum of $4.0 million and such additional amount of capital expenditures that would not cause the company to be in noncompliance with the fixed charge coverage ratio as defined in the agreement.

Revolving Credit Agreement - China

Effective March 3, 2010, we renewed our revolving credit agreement in China. The agreement provides for a line of credit available up to approximately $6.0 million and extends the expiration date to March 2, 2011. This agreement bears interest at a rate determined by the Chinese government. There were no borrowings or letters of credit outstanding under the agreement as of May 2, 2010 and May 3, 2009.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants.  At May 2, 2010 the company was in compliance with these financial covenants.

The principal payment requirements for long-term debt during the next five fiscal years are: 2011 – $196,000; 2012 – $2.4 million; 2013 – $2.4 million; 2014 – $2.3 million; 2015 - $2.2 million; and thereafter – $2.2 million.

Commitments

The following table summarizes the company’s contractual payment obligations and commitments for each of the next five fiscal years (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Capital expenditures	3,837	-	-	-	-	-	3,837
Accounts payable – capital expenditures	567	-	-	-	-	-	567
Operating leases	1,559	1,178	484	100	13	-	3,334
Interest Expense (1)	894	754	578	402	226	49	2,903
Long-term debt – principal	196	2,397	2,397	2,297	2,200	2,200	11,687
Total (2)	7,053	4,329	3,459	2,799	2,439	2,249	22,328

Note:  Payment Obligations by Fiscal Year Ending April

(1)	Interest expense includes interest incurred on accounts payable-capital expenditures, and long-term debt.

(2)
As more fully disclosed in Notes 1 and 11 of the Notes to the Consolidated Financial Statements, the company adopted  certain provisions of ASC Topic 740, “Income Taxes” (formerly known as Financial Accounting Standards Board Interpretation No.48 “Accounting for Uncertainty In Income Taxes” which supplements SFAS No. 109, “Accounting for Income Taxes”). At May 2, 2010, the company had $10.1 million of total gross unrecognized tax benefits, of which $6.3 million and $3.8 million were classified as net non-current deferred income taxes and income taxes payable – long-term. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, competent authority proceedings, changes in regulatory tax laws, or interpretations of those tax laws, or expiration of statutes of limitation. As a result of these inherent uncertainties, the company cannot reasonably estimate the timing of payment of these amounts. Of the $10.1 million in total gross unrecognized tax benefits, $6.3 million would not be subject to cash payments due to the company’s U.S. federal and state net operating loss carryforwards.

Capital Expenditures

Capital expenditures on an accrual and cash basis for fiscal 2010 were $7.4 million. The capital spending of $7.4 million consisted of $6.6 million for the mattress fabrics segment, $481,000 for the upholstery fabrics segment, and $316,000 for unallocated corporate. Depreciation expense for fiscal 2010 was $4.0 million, of which $3.5 million related to the mattress fabrics segment and $552,000 related to the upholstery fabrics segment. Depreciation expense for the upholstery fabrics segment included a $178,000 charge related to the reclassification of certain upholstery fabric assets classified from held for sale to held and used (included in property, plant, and equipment on the May 2, 2010 Consolidated Balance Sheet).

For fiscal 2011, we currently expect capital expenditures to be approximately $8.0 million, which we plan to fund from cash flow from operations. Planned capital expenditures for fiscal 2011 primarily relate to the mattress fabrics segment. For fiscal 2011, we currently expect depreciation expense to be approximately $5.0 million, which primarily relates to the mattress fabrics segment.

Accounts Payable – Capital Expenditures

At May 2, 2010, we had total amounts due for capital expenditures totaling $567,000, of which $377,000 was vendor-financed and $190,000 was non-vendor financed. The company’s vendor-financed arrangement bears interest with a fixed interest rate of 7.14%. During August 2009, we prepaid and paid in full $521,000 on a vendor-financed arrangement that had a fixed interest rate of 6%. The total outstanding amount of $567,000 is required to be paid in full in fiscal 2011.

Capital Lease Obligation

In May 2008, we entered into a capital lease to finance a portion of the construction of certain equipment related to our mattress fabrics segment. The lease agreement contained a bargain purchase option and incurred interest at a rate of 8.5%. The lease agreement required total principal payments totaling $1.4 million which commenced on July 1, 2008, and was paid in full by the end of fiscal 2010. This agreement was secured by equipment with a carrying value of $2.4 million.

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

Accounts Receivable - Allowance for Doubtful Accounts.  Substantially all of our accounts receivable are due from residential and commercial furniture and bedding manufacturers.  Ownership of these manufacturers is increasingly concentrated and certain bedding manufacturers have a high degree of leverage.  As of May 2, 2010, accounts receivable from furniture manufacturers totaled approximately $11.7 million, and accounts receivable from bedding manufacturers totaled approximately $8.1 million.  Additionally, as of May 2, 2010, the aggregate accounts receivable balance of the company’s ten largest customers was $8.2 million, or 41% of trade accounts receivable. One customer within the upholstery fabrics segment represented 13% of consolidated accounts receivable at May 2, 2010. No customers within the mattress fabrics segment represented more than 10% of consolidated accounts receivable at May 2, 2010.

We continuously perform credit evaluations of its customers, considering numerous inputs including customers’ financial position, past payment history, cash flows and management capability; historical loss experience; and economic conditions and prospects.  Once evaluated, each customer is assigned a credit grade.  Credit grades are adjusted as warranted.  Significant management judgment and estimates must be used in connection with establishing the reserve for allowance for doubtful accounts.  While management believes that adequate allowances for doubtful accounts have been provided in the consolidated financial statements, it is possible that we could experience additional unexpected credit losses.

The reserve balance for doubtful accounts was $1.3 million and $1.5 million at May 2, 2010 and May 3, 2009, respectively.

Inventory Valuation.  We operate as a “make-to-order” and “make-to-stock” business.  Although management closely monitors demand in each product area to decide which patterns and styles to hold in inventory, the increasing availability of low cost imports and the gradual shifts in consumer preferences expose the company to markdowns of inventory.

Management continually examines inventory to determine if there are indicators that the carrying value exceeds its net realizable value.  Experience has shown that the most significant indicator of the need for inventory markdowns is the age of the inventory and the planned discontinuance of certain patterns.  As a result, the company provides inventory valuation markdowns based upon set percentages for inventory aging categories, generally using six, nine, twelve and fifteen month categories.  While management believes that adequate markdowns for excess and obsolete inventory have been made in the consolidated financial statements, significant unanticipated changes in demand or changes in consumer tastes and preferences could result in additional excess and obsolete inventory in the future.

The reserve for inventory markdowns was $1.4 million and $3.0 million at May 2, 2010 and May 3, 2009, respectively.

Long-lived Assets. Management reviews long-lived assets, which consist principally of property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, the related cost and accumulated depreciation are removed from the accounts and an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset. After the impairment loss is recognized, the adjusted carrying amount shall be its new accounting basis. Assets to be disposed of by sale are reported at the lower of the carrying value or fair value less cost to sell when the company has committed to a disposal plan, and are reported separately as assets held for sale in the consolidated balance sheets. Unforeseen events and changes in circumstances and market conditions could negatively affect the value of assets and result in an impairment charge.

Goodwill.  Management assesses goodwill for impairment at the end of each fiscal year or between annual tests if an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying values. At the end of fiscal 2009, we tested for impairment of goodwill utilizing a two-step approach. In the first step, we estimated the fair market values of its reporting units (mattress fabrics and upholstery fabrics) using a present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. We used a discount rate equal to its average cost of funds to discount the expected future cash flows. If the fair market value of a reporting unit exceeded its carrying amount, goodwill of the reporting unit was considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeded its implied fair value, the second step of the goodwill impairment test would be performed to measure the amount of the impairment loss, if any. In the second step the implied fair market value of the goodwill would be estimated as the fair market value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeded its implied fair market value, an impairment loss would be recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Based on the results of the fiscal 2009 impairment test, no impairment of goodwill was incurred and the second step of the impairment test was unnecessary. Additionally, the estimated fair value of the mattress fabric segment exceeded its carrying value by approximately $22.8 million or 38%.

In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets”, a detailed determination of the fair value of the reporting unit may be carried forward from one year to the next if all of the following conditions are met: a) assets and liabilities that make up the reporting unit have not changed since the most recent fair value determination (May 3, 2009), b) the most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin, c) based on analysis of events that have occurred and circumstances that have changed since the most recent fair value determination, the likelihood that a current fair value determination would be less that the current carrying amount of the reporting unit is remote. Based on our analysis of the above criteria, we carried forward our fiscal 2009 detailed determination of the fair value of our reporting units to fiscal 2010 and therefore, no impairment of goodwill was incurred in fiscal 2010.

The company’s remaining goodwill at May 2, 2010, of $11.5 million relates to the mattress fabrics segment.

Although the company believes it has based the impairment testing on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results.

Restructuring Charges.  In accordance with ASC Topic 420, Exit or Disposal Cost Obligations, a liability for a cost associated with an exit or disposal activity must be recognized and measured initially at its fair value in the period in which the liability is incurred, except for certain employee termination benefits that qualify under ASC Topic 712, Nonretirement

Postemployment Benefits.

In fiscal 2009 and 2008, the upholstery fabric segment was under significant pressure from a variety of external forces, such as the current consumer preference for leather and suede furniture and the growing competition from imported fabrics and cut and sewn kits.  In an effort to reduce operating expenses and scale U.S. productive capacity in line with current and expected demand trends, we executed restructuring initiatives during the past several years.  These restructuring initiatives have resulted in restructuring charges related to the remaining lease costs of the closed facilities, the write-down of property, plant and equipment, workforce reduction and elimination of facilities.

Severance and related charges are accrued at the date the restructuring is approved by the board of directors based on an estimate of amounts that will be paid to affected employees, in accordance with ASC Topic 712.  Under ASC Topic 360, asset impairment charges related to the consolidation or closure of manufacturing facilities are based on an estimate of expected sales prices for the real estate and equipment.  Other exit costs, which principally consist of charges for lease termination and losses from termination of existing contracts, equipment relocation costs and inventory markdowns that are related to the restructuring are accounted for in accordance with ASC Topic 420.

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

We evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on this assessment, we recorded a valuation allowance of $22.6 million at May 2, 2010. This valuation allowance of $22.6 million consists of a full valuation allowance of $21.3 million against our net deferred assets associated with our U.S. operations and a partial valuation allowance of $1.3 million against our net deferred tax assets associated with our China operations.

Our net deferred tax asset regarding our U.S. operations primarily resulted from the recording of the income tax benefit of U.S. income tax loss carryforwards over the last several fiscal years, which totaled $64.0 million at May 2, 2010. The cumulative U.S. pre-tax losses incurred over the last several fiscal years, the significant uncertainty in current and expected demand for furniture and mattresses, and the prevailing uncertainty in the overall economic climate, has made it very difficult to forecast our financial results associated with our U.S. operations. Based on this significant negative evidence, we maintain our position that it is more-likely-than-not that the U.S. net deferred tax assets will not be fully recovered. Consequently, we recorded a full allowance of $21.3 million against our U.S. net deferred tax assets.

Our net deferred tax asset regarding our China operations primarily pertains to the book versus tax basis difference associated with our China operations’ fixed assets. This book versus tax basis difference resulted from our impairment losses and fixed asset write-downs associated with our September 2008 Upholstery Fabrics restructuring plan (see note 3). In order for this net deferred tax asset to be realized, our China operations must have sufficient pre-tax income levels to utilize tax depreciation expense each of the next four fiscal years. Due to the favorable results from our restructuring activities and profit improvement plan initiated in the second quarter of fiscal 2009, our China operations have been restored to profitability, reporting pre-tax income of $7.9 million in fiscal 2010. Although our China operations reported pre-tax income of $7.9 million in fiscal 2010, on a cumulative basis over the last three fiscal years, our China operations have substantially performed on a break-even basis (achieved in the fourth quarter of fiscal 2010). The significant uncertainty in current and expected demand for furniture, and the prevailing uncertainty in the overall economic climate, has made it very difficult to forecast medium and long-term financial results associated with our China operations. Based on the current economic conditions, we believe it is too uncertain to project pre-tax income associated with our China operations after fiscal 2011. Based on this significant positive and negative evidence, we recorded a partial valuation allowance of $1.3 million against net deferred tax assets associated with our China operations for tax versus book depreciation that is expected to reverse beyond fiscal 2011 and we recognized an income tax benefit of $334,000 in fiscal 2010 for the reduction in this valuation allowance for the tax versus book depreciation that is projected to reverse in fiscal 2011.

We adopted certain provisions of ASC Topic 740, (these provisions were formerly known as Financial Accounting Standards Board Interpretation No. 48,”Accounting for Uncertainty in Income Taxes- which supplements SFAS No. 109, Accounting for Income Taxes). We must recognize the tax impact from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax impact recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Penalties and interest related to uncertain tax positions are recorded as tax expense. Significant judgment is required in the identification of uncertain tax positions and in the estimation of penalties and interest on uncertain tax positions.

At May 2, 2010, the company had $10.1 million of total gross unrecognized tax benefits, of which $6.3 million and $3.8 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets.

Adoption of New Accounting Pronouncements

Refer to Note 1 located in the notes to the consolidated statements for recently adopted accounting pronouncements for fiscal 2010.

Recently Issued Accounting Standards

Refer to Note 24 located in the notes to the consolidated statements for recently issued accounting pronouncements for fiscal 2011.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our revolving credit lines. Our revolving credit line in the United States bears interest at the one-month LIBOR plus an adjustable margin based on the company’s debt/EBITDA ratio, as defined in the credit agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. At May 2, 2010, there were no borrowings outstanding under these revolving credit lines.

We are not exposed to market risk from changes in interest rates on our long-term debt.  The company’s unsecured term notes issued in connection with the Bodet & Horst acquisition have a fixed interest rate of 8.01% and the loan associated with the Government of Quebec is non-interest bearing.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in China and Canada. On January 21, 2009, the company entered into a Canadian dollar foreign exchange contract associated with its loan from the Government of Quebec. The agreement effectively converted the Canadian dollar principal debt payments at a fixed Canadian dollar foreign exchange rate versus the United States dollar of 1.21812. This agreement was terminated in the first quarter of fiscal 2010 (see note 17 in the notes to the consolidated financial statements for further details). Additionally, we try to maintain a natural hedge by keeping an equal balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in China and Canada, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of our imports purchased outside the United States are denominated in U.S. dollars. A 10% change in either exchange rate at May 2, 2010, would not have had a significant impact on our results of operations or financial position.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

To the Board of Directors and Shareholders
Culp, Inc.:

We have audited the accompanying consolidated balance sheets of Culp, Inc. (a North Carolina corporation) and Subsidiaries (the Company) as of May 2, 2010, and May 3, 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended May 2, 2010.   These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Culp, Inc. and Subsidiaries as of May 2, 2010, and May 3, 2009, and the results of their operations and their cash flows for each of the three years in the period ended May 2, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Greensboro, North Carolina
July 15, 2010

CONSOLIDATED BALANCE SHEETS

May 2, 2010 and May 3, 2009 (dollars in thousands)	2010	2009
ASSETS
current assets:
cash and cash equivalents	$18,295	$11,797
short-term investments	3,023	-
accounts receivable, net	19,822	18,116
inventories	26,002	23,978
deferred income taxes	150	54
assets held for sale	123	1,209
income taxes receivable	728	210
other current assets	1,698	1,264
total current assets	69,841	56,628

property, plant and equipment, net	28,403	24,253
goodwill	11,462	11,593
deferred income taxes	324	-
other assets	2,568	2,820
total assets	$112,598	$95,294

LIABILITIES AND SHAREHOLDERS' EQUITY
current liabilities:
current maturities of long-term debt	$196	$4,764
current portion of obligation under capital lease	-	626
accounts payable - trade	22,278	17,030
accounts payable - capital expenditures	567	923
accrued expenses	9,613	6,504
accrued restructuring costs	324	853
income taxes payable	224	83
total current liabilities	33,202	30,783

accounts payable - capital expenditures	-	638
income taxes payable - long-term	3,876	3,264
deferred income taxes	982	974
long-term debt, less current maturities	11,491	11,604
total liabilities	49,551	47,263

commitments and contingencies (notes 7, 12, 13, and 14)

shareholders' equity:
preferred stock, $.05 par value, authorized 10,000,000
shares	-	-
common stock, $.05 par value, authorized 40,000,000
shares, issued and outstanding 13,051,785 at
May 2, 2010 and 12,767,527 at May 3, 2009	652	638
capital contributed in excess of par value	49,459	47,728
accumulated earnings (deficit)	12,833	(355)
accumulated other comprehensive income	103	20
total shareholders' equity	63,047	48,031
total liabilities and shareholders' equity	$112,598	$95,294

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended May 2, 2010, May 3, 2009 and April 27, 2008

(dollars in thousands, except per share data)	2010	2009	2008

net sales	$206,416	$203,938	$254,046
cost of sales	167,639	179,286	220,887
gross profit	38,777	24,652	33,159

selling, general and administrative expenses	22,805	19,751	23,973
restructuring (credit) expense (note 3)	(370)	9,471	886
income (loss) from operations	16,342	(4,570)	8,300
interest expense	1,314	2,359	2,975
interest income	(116)	(89)	(254)
other expense, net	828	43	736
income (loss) before income taxes	14,316	(6,883)	4,843
income tax expense (benefit) (note 11)	1,128	31,959	(542)
net income (loss)	$13,188	$(38,842)	$5,385

net income (loss) per share-basic	$1.04	$(3.07)	$0.43
net income (loss) per share-diluted	$1.01	$(3.07)	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(dollars in thousands, except common stock shares)

			capital		accumulated
	common	common	contributed		other	total
For the years ended May 2, 2010	stock	stock	in excess of	Accumulated	comprehensive	shareholders'
May 3, 2009 and April 27, 2008	shares	amount	par value	earnings (deficit)	(loss) income	equity

balance, April 29, 2007	12,569,291	$629	$46,197	$32,255	$(4)	$79,077
cumulative effect of adopting FASB
interpretation No. 48	-	-	-	847	-	847
net income	-	-	-	5,385	-	5,385
stock-based compensation	-	-	618	-	-	618
loss on cash flow hedge, net of taxes	-	-	-	-	(44)	(44)
excess tax benefit related to stock options
exercised	-	-	17	-	-	17
common stock issued in connection
with stock option plans	78,736	3	456	-	-	459
balance, April 27, 2008	12,648,027	632	47,288	38,487	(48)	86,359
net loss	-	-	-	(38,842)	-	(38,842)
stock-based compensation	-	-	425	-	-	425
gain on cash flow hedge, net of taxes	-	-	-	-	68	68
restricted stock granted	115,000	5	(5)	-	-	-
common stock issued in connection
with stock option plans	4,500	1	20	-	-	21
balance, May 3, 2009	12,767,527	638	47,728	(355)	20	48,031
net income	-	-	-	13,188	-	13,188
stock-based compensation	-	-	834	-	-	834
gain on cash flow hedges, net of taxes	-	-	-	-	83	83
restricted stock granted	80,000	4	(4)	-	-	-
common stock issued in connection
with performance based units	80,000	4	(4)	-	-	-
common stock surrendered for
withholding taxes payable	(20,658)	(1)	(190)	-	-	(191)
excess tax benefit related to stock options
exercised			429	-	-	429
common stock issued in connection
with stock option plans	144,916	7	666	-	-	673
balance, May 2, 2010	13,051,785	$652	$49,459	$12,833	$103	$63,047

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended May 2, 2010, May 3, 2009 and April 27, 2008
(dollars in thousands)	2010	2009	2008

cash flows from operating activities:
net income (loss)	$13,188	(38,842)	5,385
adjustments to reconcile net income (loss) to net cash
provided by operating activities:
depreciation	4,010	6,712	5,548
amortization of other assets	548	488	373
stock-based compensation	834	425	618
excess tax benefit related to stock options exercised	(429)	-	(17)
deferred income taxes	(148)	33,430	(1,110)
(gain) loss on impairment of equipment	(65)	(32)	289
restructuring expenses, net of gain on sale of related assets	(170)	7,960	140
foreign currency exchange losses (gains)	688	(88)	393
changes in assets and liabilities, net of effects of acquisition of assets:
accounts receivable	(1,684)	8,924	2,274
inventories	(2,020)	12,850	5,241
other current assets	(418)	28	531
other assets	(67)	10	(188)
accounts payable-trade	5,157	(5,278)	(989)
accrued expenses	2,853	(1,667)	(511)
accrued restructuring	(529)	(579)	(1,926)
income taxes	(171)	(1,504)	401
net cash provided by operating activities	21,577	22,837	16,452

cash flows from investing activities:
capital expenditures	(7,431)	(1,970)	(4,846)
purchase of short-term investments	(3,023)	-	-
net cash paid for acquistion of assets (note 2)	-	(11,365)	-
proceeds from the sale of buildings and equipment	583	4,607	2,723
net cash used in investing activities	(9,871)	(8,728)	(2,123)

cash flows from financing activities:
proceeds from lines of credit	-	-	1,339
payments on lines of credit	-	-	(3,932)
payments on vendor-financed capital expenditures	(985)	(1,236)	(642)
payments on a capital lease obligation	(626)	(754)	-
payments on long-term debt	(4,789)	(16,055)	(16,737)
proceeds from the issuance of long-term debt (note 12)	-	11,000	-
debt issuance costs	(15)	(133)	-
proceeds from common stock issued	673	21	459
excess tax benefit related to stock options exercised	429	-	17
net cash used in financing activities	(5,313)	(7,157)	(19,496)

effect of exchange rate changes on cash and cash equivalents	105	(69)	(88)

increase (decrease) in cash and cash equivalents	6,498	6,883	(5,255)

cash and cash equivalents at beginning of year	11,797	4,914	10,169

cash and cash equivalents at end of year	$18,295	11,797	4,914

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation – The consolidated financial statements of the company have been prepared in accordance with U.S. generally accepted accounting principles. Certain prior year amounts have been reclassified on the Consolidated Statement of Cash Flows to conform to current year presentation and reflect the effects of foreign exchange losses and gains on operating cash flows and cash and cash equivalents held as of May 3, 2009 and April 27, 2008. Reclassifications are not material to total net cash provided by operating activities, net cash used in investing activities, and net cash used in financing activities.

Principles of Consolidation – The consolidated financial statements include the accounts of the company and its subsidiaries, which are wholly-owned.  All significant intercompany balances and transactions have been eliminated in consolidation. The accounts of the company’s subsidiaries located in Shanghai, China are consolidated as of April 30 (calendar month end), as required by the Chinese government. No events occurred related to the difference between the company’s fiscal year end on the Sunday closest to April 30 and the company’s China subsidiaries year end of April 30 that materially affected the company’s financial position, results of operations, or cash flows for fiscal years 2010, 2009, and 2008.

Fiscal Year – Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30.  Fiscal 2010, 2009, and 2008 included 52 weeks, 53 weeks, and 52 weeks, respectively.

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

Cash and Cash Equivalents – Cash and cash equivalents include demand deposit and money market accounts.  The company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The company’s Chinese subsidiaries had cash and cash equivalents of $4.7 million and $5.1 million at May 2, 2010 and May 3, 2009, respectively. The company’s Canadian subsidiary had cash and cash equivalents of $6.6 million and $575,000 at May 2, 2010 and May 3, 2009, respectively. Throughout the year, we have cash balances regarding our U.S. operations in excess of federally insured amounts on deposit with a financial institution.

Short-Term Investments – Short-term investments represent certificates of deposit that generally have original maturities of six months.

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

Inventories – The company accounts for inventories at the lower of first-in, first-out (FIFO) cost or market.  Management continually examines inventory to determine if there are indicators that the carrying value exceeds its net realizable value.  Experience has shown that the most significant indicator of the need for inventory markdowns is the age of the inventory and the planned discontinuance of certain patterns.  As a result, the company provides inventory valuation write-downs based upon established percentages that are continually evaluated as events and market conditions require. The company’s inventory aging categories are six, nine, twelve, and fifteen months.

Property, Plant and Equipment – Property, plant and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Major renewals and betterments are capitalized.  Maintenance, repairs and minor renewals are expensed as incurred.  When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts.  Amounts received on disposal less the book value of assets sold are charged or credited to income (loss) from operations.

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

Interest costs of $34,000, $42,000 and $139,000 for the construction of qualifying fixed assets were capitalized and are being amortized over the related assets’ estimated useful lives for the years ended 2010, 2009, and 2008, respectively.

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

The company’s Canadian subsidiary had a foreign currency exchange loss of $542,000 for fiscal 2010, a foreign currency exchange gain of $151,000 for fiscal 2009, and a foreign currency exchange loss of $381,000 for fiscal 2008. The company’s Chinese subsidiaries had a foreign currency exchange loss of $23,000 for fiscal 2010, a foreign currency exchange gain of $42,000 for fiscal 2009, and a foreign currency exchange loss of $51,000 for fiscal 2008.

Goodwill – Management assesses goodwill for impairment at the end of each fiscal year or between annual tests if an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying values. At the end of fiscal 2009, we tested for impairment of goodwill utilizing a two-step approach. In the first step, we estimated the fair market values of its reporting units (mattress fabrics and upholstery fabrics) using a present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. We used a discount rate equal to its average cost of funds to discount the expected future cash flows. If the fair market value of a reporting unit exceeded its carrying amount, goodwill of the reporting unit was considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeded its implied fair value, the second step of the goodwill impairment test would be performed to measure the amount of the impairment loss, if any. In the second step the implied fair market value of the goodwill would be estimated as the fair market value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeded its implied fair market value, an impairment loss would be recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Based on the results of the fiscal 2009 impairment test, no impairment of goodwill was incurred and the second step of the impairment test was unnecessary. Additionally, the estimated fair value of the mattress fabric segment exceeded its carrying value by approximately $22.8 million or 38%.

In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets”, a detailed determination of the fair value of the reporting unit may be carried forward from one year to the next if all of the following conditions are met: a) assets and liabilities that make up the reporting unit have not changed since the most recent fair value determination (May 3, 2009), b) the most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin, c) based on analysis of events that have occurred and circumstances that have changed since the most recent fair value determination, the likelihood that a current fair value determination would be less that the current carrying amount of the reporting unit is remote. Based on our analysis of the above criteria, we carried forward our fiscal 2009 detailed determination of the fair value of our reporting units to fiscal 2010 and therefore, no impairment of goodwill was incurred in fiscal 2010.

The company’s remaining goodwill at May 2, 2010, of $11.5 million relates to the mattress fabrics segment.

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

The company has not recorded deferred income taxes applicable to undistributed earnings of the company’s subsidiary located in Canada.  Generally, such earnings become subject to U.S. income tax upon the remittance of dividends from undistributed earnings of a company’s foreign subsidiaries. It is the present intention of management to reinvest the undistributed earnings of its subsidiary located in Canada indefinitely. At May 2, 2010, the company’s subsidiary located in Canada had undistributed earnings totaling $40.0 million. If these undistributed earnings were not indefinitely reinvested, an additional deferred tax liability of approximately $14.6 million would have been required at May 2, 2010, prior to consideration of related valuation allowance.

At May 2, 2010, the company’s subsidiaries located in China had undistributed earnings totaling $5.9 million. It is the present intention of management to reinvest these undistributed earnings and, therefore a deferred tax liability has not been recorded. In the fourth quarter of fiscal 2009, management assessed the company’s future cash requirements, and repatriated undistributed earnings from its China subsidiaries totaling $9.1 million. Of this $9.1 million, $8.4 million and $650,000 were repatriated in fiscal 2010 and the fourth quarter of fiscal 2009, respectively. The $9.1 million of earnings was repatriated due to the fact that they were not subject to withholding taxes as authorized by the Chinese government. Management does not intend to repatriate any earnings that would be subject to withholding taxes.

On April 30, 2007, the company adopted certain provisions of ASC Topic 740, “Income Taxes” (these provisions formerly known as Financial Accounting Standards Board Interpretation No.48 “Accounting for Uncertainty in Income Taxes” which supplements SFAS No. 109, “Accounting for Income Taxes”), which defines the confidence level that a tax position must meet in order to be recognized in the financial statements. These provisions require that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of the benefit. With the adoption of these provisions, entities are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle. Upon adoption, the company recorded an increase to retained earnings of $847,000 as a cumulative effect of a change in accounting principle. Adjustments subsequent to initial adoption are reflected within the company’s income tax benefit or expense.

Revenue Recognition – Revenue is recognized upon shipment, when title and risk of loss pass to the customer. Provision is currently made for estimated product returns, claims and allowances.  Management considers historical claims and return experience, among other things, when establishing the allowance for returns and allowances.

Shipping and Handling Costs – Revenue received for shipping and handling costs, which is immaterial for all periods presented, is included in net sales.  Shipping costs, principally freight, that comprise payments to third-party shippers are classified as cost of sales.  Handling costs represent finished goods warehousing costs incurred to store, move, and prepare products for shipment in the company’s various distribution facilities. Handling costs were $2.2 million, $2.2 million and $3.0 million in fiscal 2010, 2009 and 2008, respectively, and are included in selling, general and administrative expenses.

Sales and Other Taxes – Sales and other taxes collected from customers and remitted to governmental authorities are presented on a net basis and, as such, are excluded from revenues.

Stock-Based Compensation – The company’s equity incentive plans are described more fully in Note 15, ASC 718, “Compensation – Stock Compensation” (formerly known as SFAS No. 123(R)), requires that all stock-based compensation be recognized as compensation expense in the financial statements and that such cost be measured at the grant date for awards issued to employees and the company’s board of directors. Equity awards issued to non-employees are measured at the earlier date of when the performance criteria are met or the end of each reporting period. Compensation expense for unvested stock options and time vested restricted stock awards are amortized on a straight-line basis over the remaining vesting periods. Compensation expense for performance based restricted stock units are recorded based on assessment each reporting period of the probability if certain performance goals will be met during the contingent vesting period. If performance goals are not probable of occurrence, no compensation expense will be recognized and any previously recognized compensation cost would be reversed. Excess tax benefits related to our equity incentive plans are reflected as financing cash inflows on the Statement of Cash Flows. We have elected to record the additional excess tax benefits associated with our equity incentive awards as a reduction in current income tax payable prior to utilizing any net operating loss carryforwards.

Fair Value of Financial Instruments – The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. These financial instruments include the company’s long-term debt and Canadian dollar foreign exchange contract. The fair value measurement of these financial instruments are described more fully in Note 16.

The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments.

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

ASC Topic 820

Effective April 28, 2008, the company adopted ASC Topic 820, Fair Value Measurements and Disclosures (previously reported as “SFAS No. 157” as amended by “FSP No. 157-2”), for financial assets and liabilities. To allow time to consider the effects of the implementation issues that have arisen, on February 12, 2008, the Financial Accounting Standards Board (“FASB”) provided a one-year deferral of the effective date of ASC Topic 820-10 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a non-recurring basis (that is, at least annually). As a result the company adopted ASC Topic 820-10 for nonfinancial assets and liabilities that are valued at fair value on a non-recurring basis on May 4, 2009. The deferral provision of ASC Topic 820-10 for nonfinancial assets and liabilities primarily apply to nonfinancial assets and liabilities initially measured at fair value in business combinations and nonfinancial assets and liabilities measured at fair value in conjunction with goodwill, other intangible assets and long-lived asset impairment testing. The impact of the adoption of ASC Topic 820-10 for nonfinancial assets and nonfinancial liabilities did not have a material impact on the company’s consolidated results of operations, cash flows, or financial position.

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

ASC Topic 350

In April 2008, the FASB amended certain provisions of ASC Topic 350, Intangible Assets – Goodwill and Other (previously reported as FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”). These amendments outlined the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under ASC Topic 350. The amended provisions of ASC Topic 350 require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under ASC Topic 350 and the period of expected cash flows used to measure the fair value under ASC Topic 805, Business Combinations. The amended provisions of ASC Topic 350 also require disclosures about the intent and/or ability to renew or extend the term of recognized intangible assets and the treatment of related costs incurred to renew or extend such terms. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The company adopted the amended provisions of ASC Topic 350 on May 4, 2009, and such adoption did not have a material effect on the company’s financial condition or results of operations.

ASC Topic 805

In December 2007, the FASB amended certain provisions of ASC Topic 805, Business Combinations (previously reported as SFAS No. 141R, “Business Combinations”). This amendment retains the fundamental requirements of the original pronouncement requiring that the purchase method of accounting be used for all business combinations. This amendment defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. This amendment also requires the acquisition related costs be recognized separately from the acquisition. This guidance also amends the goodwill impairment test requirements in ASC Topic 350. For a goodwill impairment test as of a date after the effective date of this amended provisions of ASC Topic 805, the value of the reporting unit and the amount of implied goodwill, calculated in the second step test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under the amended provision of ASC Topic 805. This change could affect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of the amended provisions under ASC Topic 805. This accounting is required beginning when the amended provisions under ASC Topic 805 became effective on May 4, 2009 for the company, and applies to goodwill related to acquisitions accounted for prior to the amendments of ASC Topic 805 as well as those accounted for after the amended provisions under ASC Topic 805. The adoption of the amended provisions of ASC Topic 805 did not have a material effect on the company’s financial condition or results of operations.

ASC Topic 260

In June 2008, the FASB amended certain provisions of ASC Topic 260, Earnings Per Share (previously reported as FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”). The amended provisions of ASC Topic 260 require that unvested share-based payment awards containing non-forfeited rights to dividends be included in the computation of earnings per common share. The company adopted the amended provisions of ASC Topic 260 on May 4, 2009, and such adoption did not have a material effect on the company’s financial condition or results of operations.

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

ASC Topic 320

In April 2009, the FASB amended certain provisions of ASC Topic 320, Investments – Debt and Equity Securities (previously reported as FSP No. 115-2 and FSP No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). The amended provisions of ASC Topic 320 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The amended provisions of ASC Topic 320 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The amended provisions of ASC Topic 320 require the entity to assess whether the impairment is other-than-temporary and guidance on determining the amount of the other-than-temporary impairment should be recognized in earnings or other comprehensive income. The amended provisions of ASC Topic 320 also require an entity to disclose information that enables users to understand the types of securities held, including those investments in an unrealized loss position for which the other-than-temporary impairment has not been recognized. The company adopted the amended provisions of ASC Topic 320 on May 4, 2009, and such adoption did not have a material effect on the company’s financial condition or results of operations.

ASC Topic 825

In April 2009, the FASB amended certain provisions of ASC Topic 825, Financial Instruments (previously reported as FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”). The amended provisions of ASC Topic 825 require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The amended provisions of ASC Topic 825 also require those disclosures in summarized financial information at interim periods. The company adopted the amended provisions of ASC Topic 825 on May 4, 2009, and such adoption did not have a material effect on the company’s financial condition or results of operations.

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

ASC Topic 805

In April 2009, the FASB amended certain provisions of ASC Topic 805, Business Combinations (previously reported as FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”), which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. The amended provisions of ASC Topic 805 apply to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope ASC Topic 450, Contingencies (previously reported as SFAS No. 5,“Accounting for Contingencies”) if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in ASC Topic 805. The amended provisions of ASC Topic 805 apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The company’s adoption of the amended provisions of ASC Topic 805 is effective May 4, 2009 and did not have an impact on the company’s condensed consolidated financial statements.

ASC Topic 820

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 “Measuring Liabilities at Fair Value”, which amends FASB ASC 820 to provide guidance on accounting for the fair value measurement of liabilities. This guidance provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, and/or another valuation technique that is consistent with the principles of fair value measurements. This guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. This guidance was effective for interim and annual periods beginning after August 27, 2009 (the company’s third quarter of fiscal 2010). The provisions of this guidance did not have material effect on the company’s results of operations, financial position or liquidity.

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

ASC Topic 715

In December 2008, the FASB amended certain provisions of ASC Topic 715, Compensation-Retirement Benefits (previously reported as FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets’). The amended provisions of ASC Topic 715 will require more detailed disclosures regarding defined benefit plan assets, including the levels within the fair value hierarchy and other related disclosures under ASC Topic 820, and significant concentration of risk within plan assets. The amended provisions of ASC Topic 715 are effective for our fiscal year ending May 2, 2010, and do not have a material impact on our consolidated financial statements or disclosures.

ASC Topic 820

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820, “Fair Value Measures and Disclosures.” ASU 2010-06 requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about activity within Level 3 fair value measurements. The changes to the ASC as a result of this update are effective  for annual and interim reporting periods beginning after December 15, 2009 (the company’s fourth quarter of fiscal 2010), except for requirements related to Level 3, which are effective for annual and interim reporting periods beginning after December 15, 2010 (the company’s fourth quarter of fiscal 2011). This guidance requires new disclosures only, and will have no impact on the company’s consolidated financial statements.

2.	ASSET ACQUISITIONS

Bodet & Horst

Pursuant to an Asset Purchase Agreement among the company, Bodet & Horst USA, LP and Bodet & Horst GMBH & Co. KG (collectively “Bodet & Horst”) dated August 11, 2008, the company purchased certain assets and assumed certain liabilities of the knitted mattress fabric operation of Bodet & Horst, including its manufacturing operation in High Point, North Carolina. This purchase has allowed the company to have a vertically integrated manufacturing platform in all major product categories of the mattress fabrics industry. The purchase involved the equipment, inventory, and intellectual property associated with the High Point manufacturing operation, which had served as the company’s primary source of knitted mattress fabric prior to the acquisition. Demand for this product line has grown significantly, as knits are increasingly being utilized on mattresses at volume retail price points. The purchase price for the assets was cash in the amount of $11.4 million, which included an adjustment of $477,000 for changes in working capital as defined in the Asset Purchase Agreement, and the assumption of certain liabilities. Also, in connection with the purchase, the company entered into a six-year consulting and non-compete agreement with the principal owner of Bodet & Horst, providing for payments to the owner in the amount of $75,000 per year to be paid in quarterly installments (of which $50,000 and $25,000 will be allocated to the non-compete covenant and consulting fees, respectively) for the agreement’s full six-year term.

The acquisition was financed by $11.0 million of unsecured notes pursuant to a Note Purchase Agreement dated August 11, 2008. This agreement is described more fully in Note 12.

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

(dollars in thousands)	Fair Value
Inventories	$1,439
Other current assets	17
Property, plant, and equipment	3,000
Non-compete agreement (Note 9)	887
Goodwill	7,348
Accounts payable	(1,291)
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

	Years ended
(dollars in thousands, except per share data)	May 3, 2009	April 27, 2008
Net Sales	$203,938	$254,046

(Loss) income from operations	(3,625)	11,703

Net (loss) income	(38,388)	6,968

Net (loss) income per share, basic	(3.03)	0.55

Net (loss) income per share, diluted	(3.03)	0.55

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

3.	RESTRUCTURING AND ASSET IMPAIRMENTS

 A summary of accrued restructuring costs follows:

(dollars in thousands)	May 2, 2010	May 3, 2009

September 2008 Upholstery Fabrics	$-	$43
December 2006 Upholstery Fabrics	86	494
Fiscal 2003 Culp Decorative Fabrics	238	235
Other Upholstery Fabrics	-	81
	$324	$853

September 2008 Upholstery Fabrics

On September 3, 2008, the board of directors approved changes to the upholstery fabric operations, including the consolidation of plant facilities in China and the reduction of excess manufacturing capacity. These actions were in response to extremely challenging industry conditions for upholstery fabrics. The plant closings associated with this restructuring plan have been completed.

During fiscal 2010, a restructuring credit of $101,000 was recorded for lease termination and other exit costs. This $101,000 credit was recorded to restructuring credit in the 2010 Consolidated Statement of Operations.

Restructuring and related charges for fiscal 2009 totaled $9.6 million, of which $6.6 million related to impairment charges on equipment and leasehold improvements, $2.1 million for accelerated depreciation, $502,000 for inventory markdowns, $443,000 for lease termination and other exit costs, $25,000 for other operating costs associated with closed plant facilities, and $10,000 for employee termination benefits. The $2.1 million accelerated depreciation charge represents the incremental depreciation expense to reflect revised depreciation estimates and useful lives for certain fixed assets that were to be used over a shortened useful life from the period the restructuring plan was announced until the respective plant facility was closed and operations ceased. Of this total charge, $7.0 million and $2.6 million were recorded in restructuring expense and cost of sales, respectively, in the 2009 Consolidated Statement of Operations.

The following summarizes the activity in the restructuring accrual (dollars in thousands):

	Employee Termination Benefits	Lease Termination and Other Exit Costs	Total
accrual established in fiscal 2009	$35	425	460
adjustments in fiscal 2009	(25)	18	(7)
paid in fiscal 2009	(10)	(400)	(410)
balance, May 3, 2009	$-	43	43
adjustments in fiscal 2010	-	(101)	(101)
cash receipts in fiscal 2010	-	58	58
balance, May 2, 2010	$-	-	-

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

During fiscal 2010, the company recorded a restructuring credit of $389,000. This $389,000 represents a credit of $186,000 for employee termination benefits, a credit of $170,000 for sales proceeds received with no carrying value, a credit of $50,000 for inventory markdowns, offset by a charge of $13,000 for lease termination and other exit costs, and a charge of $4,000 for other operating costs associated with closed plant facilities. Of this $389,000 restructuring credit, a credit of $343,000 was recorded in restructuring credit and a credit of $46,000 was recorded in cost of sales in the 2010 Consolidated Statement of Operations.

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

The following summarizes the activity in the restructuring accrual (dollars in thousands):

	Employee Termination Benefits (1)	Lease Termination and Other Exit Costs	Total
balance, April 29, 2007	$1,304	241	1,545
adjustments in fiscal 2008	171	467	638
paid in fiscal 2008	(796)	(397)	(1,193)
balance, April 27, 2008	$679	311	990
adjustments in fiscal 2009	798	271	1,069
paid in fiscal 2009	(1,088)	(477)	(1,565)
balance, May 3, 2009	$389	105	494
adjustments in fiscal 2010	(186)	13	(173)
paid in fiscal 2010	(190)	(45)	(235)
balance, May 2, 2010	$13	73	86

(1)	Employee termination benefit payments are net of cobra premiums received from participants.

Fiscal 2003 Culp Decorative Fabrics Restructuring

In August 2002, the company’s board of directors approved a restructuring plan in the upholstery fabrics segment aimed at lowering manufacturing costs, simplifying the dobby fabric upholstery line, increasing asset utilization and enhancing the division’s manufacturing competitiveness.  The restructuring plan involved closing a facility in Chattanooga, TN and integrating these functions into other plants, and a significant reduction in the number of stock keeping units, or SKUs, offered in the dobby product line.

During fiscal 2010, total restructuring charges were $74,000 and related to other exit costs regarding the company’s closed plant facility located in Chattanooga, TN. This $74,000 charge was recorded in restructuring credit in the 2010 Consolidated Statement of Operations.

During fiscal 2009, total restructuring charges were $14,000 and related to other exit costs regarding the company's closed plant facility located in Chattanooga, TN. This $14,000 charge was recorded in restructuring expense in the 2009 Consolidated Statement of Operations.

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

The following summarizes the activity in the restructuring accrual (dollars in thousands):

	Employee Termination Benefits (1)	Lease Termination and Other Exit Costs	Total
balance, April 29, 2007	$43	1,264	1,307
adjustments in fiscal 2008	(13)	(66)	(79)
paid in fiscal 2008	(30)	(963)	(993)
balance, April 27, 2008	$-	235	235
adjustments in fiscal 2009	-	14	14
paid in fiscal 2009	-	(14)	(14)
balance, May 3, ,2009	$-	235	235
adjustments in fiscal 2010	-	74	74
paid in fiscal 2010	-	(71)	(71)
balance, May 2, 2010	$-	238	238

(1)	Employee termination benefit payments are net of cobra premiums received from participants.

Other Upholstery Fabrics

During fiscal 2010, restructuring related charges incurred were $104,000, which related to other operating costs associated with a closed plant facility. This $104,000 charge was recorded in cost of sales in the 2010 Consolidated Statement of Operations.

During fiscal 2009, a restructuring credit of $22,000 was recorded, which related to employee termination benefits. This $22,000 credit was recorded in restructuring expense in the 2009 Consolidated Statement of Operations.

During fiscal 2008, a restructuring credit of $2,000 was recorded. This $2,000 restructuring credit related to a credit of $134,000 for employee termination benefits, offset by a restructuring charge of $132,000 for lease termination and other exit costs.

The following summarizes the activity in the restructuring accrual (dollars in thousands):

	Employee Termination Benefits (1)	Lease Termination and Other Exit Costs	Total
balance, April 29, 2007	$149	281	430
adjustments in fiscal 2008	(134)	132	(2)
paid in fiscal 2008	14	(235)	(221)
balance, April 27, 2008	$29	178	207
adjustments in fiscal 2009	(22)	-	(22)
paid in fiscal 2009	(7)	(97)	(104)
balance, May 3, 2009	$-	81	81
paid in fiscal 2010	-	(81)	(81)
balance, May 2, 2010	$-	-	-

(1)	Employee termination benefit payments are net of cobra premiums received from participants.

Long-Lived Asset Impairments - Upholstery Fabrics

During fiscal 2010, the company did not incur any impairment charges regarding its upholstery fabric property, plant, and equipment.

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

During fiscal 2008, the company incurred impairment charges totaling $503,000 in connection with its restructuring activities.

4.	ASSETS HELD FOR SALE AND RELATED IMPAIRMENTS

    A summary of assets held for sale follows:

(dollars in thousands)	May 2, 2010	May 3, 2009
U.S. upholstery fabrics	$89	$1,189
Mattress fabrics	34	20
	$123	$1,209

The carrying value of these assets held for sale are presented separately in the May 2, 2010 and May 3, 2009 consolidated balance sheets and are no longer being depreciated.

U.S. Upholstery Fabrics

Due to the favorable results from the company’s profit improvement plan and restructuring activities initiated in the second quarter of fiscal 2009, management assessed the classification of upholstery fabric assets classified as held for sale during the second quarter of fiscal 2010. As a result of this assessment, upholstery fabric assets with a carrying value of $699,000 were reclassified from assets held for sale to held and used (included in property, plant, and equipment on the May 2, 2010 Consolidated Balance Sheet). This carrying value of $699,000 represents these assets’ carrying amount before being classified as held for sale (the third quarter of fiscal 2009) adjusted for depreciation expense that would have been recognized had these assets been classified as held and used, which is lower than these assets’ fair value at the date they were reclassified to held and used (during the second quarter of fiscal 2010). Consequently, we recorded a charge totaling $178,000 in the second quarter of fiscal 2010 to depreciation expense in the 2010 Consolidated Statement of Operations.

We expect the remaining carrying value amount of $89,000 to be sold by the end of fiscal 2011. The company determined that the carrying value of $89,000 did not exceed its fair value. As a result, an impairment charge was not recorded in fiscal 2010. The company recorded impairment charges totaling $115,000 and $20,000 in restructuring expense in the 2009 and 2008 Consolidated Statement of Operations, respectively.

During fiscal 2010, the company received sales proceeds of $241,000 on assets classified as held for sale.

Mattress Fabrics

During the fourth quarter of fiscal 2010, equipment with a carrying value of $59,000 was classified as held for sale. The company determined that the carrying value of this equipment exceeded its fair value (based on quoted market prices). Consequently, the company recorded an impairment loss of $25,000 in cost of sales in the 2010 Consolidated Statement of Operations. The remaining carrying value amount of $34,000 is expected to be sold in fiscal 2011.

This segment reported equipment with a carrying value of $20,000 as held for sale at May 3, 2009. This equipment was sold for $20,000 during fiscal 2010.

During fiscal 2009 and 2008, the company determined that the carrying value of some of the underlying assets exceeded their fair values. Consequently, the company recorded impairment charges totaling $15,000 and $289,000 in cost of sales in the 2009 and 2008 Consolidated Statement of Operations, respectively.

Corporate Headquarters

Effective January 29, 2009, the company sold its corporate headquarters building in High Point, North Carolina for a purchase price of $4.0 million. In connection with this sale, the company determined that the carrying value of its corporate headquarters was more than its fair value, less cost to sell. Consequently, the company recorded an impairment charge of $774,000 in restructuring expense in the 2009 Consolidated Statement of Operations.

In connection with the sale, the company was able to lease the building back under an operating lease from the purchaser for an initial term of approximately three years expiring on March 31, 2012, and payable in monthly installments of $30,020, plus approximately two-thirds of the building’s normal occupancy costs. The lease agreement contains renewal options as defined in the agreement for periods from April 1, 2012 through September 30, 2015 and October 1, 2015 through March 31, 2019.

5.	ACCOUNTS RECEIVABLE

A summary of accounts receivable follows:
	May 2,	May 3,
(dollars in thousands)	2010	2009
customers	$21,678	20,093
allowance for doubtful accounts	(1,322)	(1,535)
reserve for returns and allowances and discounts	(534)	(442)
	$19,822	18,116

A summary of the activity in the allowance for doubtful accounts follows:

(dollars in thousands)	2010	2009	2008
beginning balance	$(1,535)	(1,350)	(1,332)
provision for bad debts	(292)	(538)	(180)
write-offs, net of recoveries	505	353	162
ending balance	$(1,322)	(1,535)	(1,350)

A summary of the activity in the allowance for returns and allowances and discounts follows:

(dollars in thousands)	2010	2009	2008
beginning balance	$(442)	(407)	(570)
provision for returns and allowances	(2,987)	(1,999)	(2,512)
discounts
cash discounts taken	2,895	1,964	2,675
ending balance	$(534)	(442)	(407)

6.	INVENTORIES

A summary of inventories follows:

	May 2,	May 3,
(dollars in thousands)	2010	2009
raw materials	$5,639	5,987
work-in-process	2,160	1,254
finished goods	18,203	16,737
	$26,002	23,978

7.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

	depreciable lives	May 2,	May 3,
(dollars in thousands)	(in years)	2010	2009
land and improvements	10	$741	652
buildings and improvements	7-40	10,727	10,292
leasehold improvements	**	42	92
machinery and equipment	3-12	44,576	46,336
office furniture and equipment	3-10	5,007	4,656
capital projects in progress		2,885	333
		63,978	62,361
accumulated depreciation and amortization		(35,575)	(38,108)
		$28,403	24,253

** Shorter of life of lease or useful life.

The company did not finance any of its capital expenditures in fiscal 2010. The company financed $1.4 million of its capital expenditures through a capital lease (see note 13) in fiscal 2009. The company financed $2.1 million of its capital expenditures through vendor financing arrangements in fiscal 2008.

At May 2, 2010, the company had total amounts due regarding capital expenditures totaling $567,000 of which $377,000 was vendor-financed and $190,000 was non-vendor financed. The company’s vendor financed arrangement bears interest with a fixed interest rate of 7.14%. During August 2009, the company prepaid and paid in full $521,000 on a vendor-financed arrangement that had a fixed interest rate of 6%. The total outstanding amount of $567,000 is required to be paid in fiscal 2011.

At May 3, 2009, the company had total amounts due regarding capital expenditures totaling $1.6 million, of which $1.4 million was vendor-financed and $198,000 was non-vendor financed.

8.	GOODWILL

A summary of the change in the carrying amount of goodwill follows:

(dollars in thousands)	2010	2009	2008
beginning balance	$11,593	4,114	4,114
Bodet & Horst acquisition (Note 2)	(131)	7,479	-
ending balance	$11,462	11,593	4,114

The goodwill balance relates to the mattress fabrics segment.

9.	OTHER ASSETS

A summary of other assets follows:

	May 2,	May 3,
(dollars in thousands)	2010	2009
cash surrender value - life insurance	$1,312	1,294
non-compete agreements, net (note 2)	843	1,164
other	413	362
	$2,568	2,820

The company recorded non-compete agreements in connection with the company’s asset purchase agreements with International Textile Group, Inc. (ITG) and Bodet & Horst at their fair values based on valuation techniques. These non-compete agreements pertain to the company’s mattress fabrics segment. The non-compete agreement associated with ITG is amortized on a straight line basis over the four year life of the agreement. The non-compete agreement associated with Bodet & Horst is amortized on a straight-line basis over the six year life of the agreement and requires quarterly payments of $12,500 over the life of the agreement (Note 2). As of May 2, 2010, the total remaining non-compete payments were $212,500.

At May 2, 2010 and May 3, 2009, the gross carrying amount of these non-compete agreements was $2.1 million and $1.9 million, respectively. At May 2, 2010 and May 3, 2009, accumulated amortization for these non-compete agreements was $1.3 million and $777,000, respectively. Amortization expense for these non-compete agreements was $501,000 and $419,000 in fiscal 2010 and 2009, respectively. Amortization expense for the ITG non-compete agreement was $287,000 for fiscal 2008. No amortization expense was recorded for the Bodet & Horst non-compete agreement in fiscal 2008 as the asset purchase agreement was effective August 11, 2008. The remaining amortization expense (which includes the total remaining Bodet & Horst non-compete payments of $212,500) for the next five fiscal years follows: FY 2011 - $413,000; FY 2012 - $198,000; FY 2013 – $198,000; FY 2014 – $198,000; and FY 2015 - $49,000. The weighted average amortization period for these non-compete agreements is 4.3 years as of May 2, 2010.

The company’s cash surrender value – life insurance balances at May 2, 2010 and May 3, 2009 are payable upon death of the respective insured.

10.	ACCRUED EXPENSES

A summary of accrued expenses follows:

	May 2,	May 3,
(dollars in thousands)	2010	2009
compensation, commissions and related benefits	$7,460	4,770
interest	187	243
other	1,966	1,491
	$9,613	6,504

11.	INCOME TAXES

Income Tax Expense and Effective Income Tax Rate

Total income tax expense (benefit) were allocated as follows:

(dollars in thousands)	2010	2009	2008
income (loss) from operations	$1,128	31,959	(542)
shareholders' equity, related to
the tax benefit arising from the
exercise of stock options	(429)	-	(17)
shareholders' equity, related to tax effect
of cash flow hedges	-	27	(25)
	$699	31,986	(584)

Income tax expense (benefit) attributable to income (loss) from operations consists of:

(dollars in thousands)	2010	2009	2008
current
federal	$(83)	83	-
state	-	-	-
foreign (1)	1,359	(1,554)	568
	1,276	(1,471)	568
deferred
federal	1,625	1,581	944
state	129	113	78
U.S. operating loss carryforwards	2,722	1,517	(1,466)
foreign (1)	138	3,040	(666)
valuation allowance	(4,762)	27,179	-
	(148)	33,430	(1,110)
	$1,128	31,959	(542)

(1)
Foreign current income tax expense includes a U.S. income tax (benefit) expense on income tax reserves pertaining to foreign sources of taxable income of $(5.0) million and  $1.2 million  in fiscal 2009 and 2008, respectively. Foreign deferred income tax expense includes U.S. income tax expense on income tax reserves pertaining to foreign sources of taxable income of $1.3 million and $5.0 million in fiscal 2010 and 2009, respectively. Also, foreign income tax expense in 2008 includes research and development credits with regard to the company’s Canadian subsidiary of $593,000 and income tax incentives granted by the Chinese government of $592,000. No income tax incentives from the Chinese government were obtained in fiscal 2010 and 2009.

Income (loss) before income taxes related to the company’s foreign operations for the years ended May 2, 2010, May 3, 2009, and April 27, 2008 was $11.3 million, $(10.9) million, and $6.9 million, respectively. Income (loss) before income taxes related to the company’s domestic operations for the years ended May 2, 2010, May 3, 2009, and April 27, 2008 was $3.0 million, $4.1 million, and  $(2.1) million, respectively.

Under a tax holiday in the People’s Republic of China, the company was granted an exemption from income taxes for two years commencing from the first profit-making year on a calendar year basis and a 50% reduction in the income tax rates for the following three years.  Calendar year 2004 was the first profit-making year.  As a result, the company was not subject to any income tax reduction for calendar years 2010 and 2009, but was entitled to a 50% income tax reduction for the calendar years 2008 and 2007.  The applicable income tax rate before the tax holiday reduction was 25% in fiscal 2010 and 2009, and 27% in fiscal 2008. Had the company not been entitled to the tax holiday, the consolidated income tax expense (benefit) for fiscal years 2010, 2009, and 2008 would have been $1.1 million, $32.0 million and $(4,000), respectively.

The following schedule summarizes the principal differences between the income tax expense (benefit) at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2010	2009	2008
federal income tax rate	34.0%	(34.0)%	34.0%
state income taxes, net of federal
income tax benefit	-	-	(1.5)
foreign tax rate differential	(6.4)	2.2	(10.3)
increase in tax reserves	9.7	50.0	26.9
tax effects of Canadian fx gain (loss)	(11.6)	25.7	(23.2)
undistributed earnings from foreign subsidiaries	12.3	22.8	-
tax effects of China tax holiday	-	(0.4)	(18.8)
Canadian research and development credits	-	(1.4)	(12.2)
China income tax incentives	-	-	(12.2)
non-deductible stock option expense	0.9	3.0	1.7
non-deductible expenses	0.5	0.2	1.6
valuation allowance on net deferred tax assets	(33.3)	394.8	-
other	1.8	1.4	2.8
	7.9%	464.3%	(11.2)%

Deferred Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:

(dollars in thousands)	2010	2009
deferred tax assets:
accounts receivable	$623	676
inventories	1,525	2,044
compensation	980	703
liabilities and other	531	599
alternative minimum tax credit	1,320	1,403
property, plant and equipment (1)	1,522	1,847
loss carryforwards - U.S.	24,511	27,316
loss carryforwards - foreign	10	19
valuation allowances	(22,553)	(27,170)
total deferred tax assets	8,469	7,437
deferred tax liabilities:
property, plant and equipment (2)	(2,280)	(1,922)
undistributed earnings from foreign subsidiaries	-	(1,332)
unrecognized tax benefits - U.S.	(6,259)	(4,990)
other	(438)	(113)
total deferred tax liabilities	(8,977)	(8,357)
Net deferred tax liability	$(508)	(920)

(1)	Pertains to the company’s operations located in China.

(2)	Pertains to the company’s operations located in the U.S. and Canada.

Federal and state net operating loss carryforwards were $64.0 million with related future tax benefits of $24.5 million at May 2, 2010. These carryforwards principally expire in 15-18 years, fiscal 2025 through fiscal 2028.  The company also has an alternative minimum tax credit carryforward of approximately $1.3 million for federal income tax purposes that does not expire.

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on this assessment, we recorded a valuation allowance of $22.6 million at May 2, 2010. This valuation allowance of $22.6 million consists of a full valuation allowance of $21.3 million against our net deferred assets associated with our U.S. operations and a partial valuation allowance of $1.3 million against our net deferred tax assets associated with our China operations.

Our net deferred tax asset regarding our U.S. operations primarily resulted from the recording of the income tax benefit of U.S. income tax loss carryforwards over the last several years, which totaled $64.0 million at May 2, 2010. The cumulative U.S. pre-tax losses incurred over the last several years, the significant uncertainty in current and expected demand for furniture and mattresses, and the prevailing uncertainty in the overall economic climate, has made it very difficult to forecast our financial results associated with our U.S. operations. Based on this significant negative evidence, we maintain our position that it is more-likely-than-not that the U.S. net deferred tax assets will not be fully recovered. Consequently, we recorded a full allowance of $21.3 million against our U.S. net deferred tax assets.

Our net deferred tax asset regarding our China operations primarily pertains to the book versus tax basis difference associated with our China operations’ fixed assets. This book versus tax basis difference resulted from our impairment losses and fixed asset write-downs associated with our September 2008 Upholstery Fabrics restructuring plan (see note 3). In order for this net deferred tax asset to be realized, our China operations must have sufficient pre-tax income levels to utilize tax depreciation expense each of the next four fiscal years. Due to the favorable results from our restructuring activities and profit improvement plan initiated in the second quarter of fiscal 2009, our China operations have been restored to profitability, reporting pre-tax income of $7.9 million in fiscal 2010. Although our China operations reported pre-tax income of $7.9 million in fiscal 2010, on a cumulative basis over the last three fiscal years, our China operations have substantially performed on a break-even basis (achieved in the fourth quarter of fiscal 2010). The significant uncertainty in current and expected demand for furniture, and the prevailing uncertainty in the overall economic climate, has made it very difficult to forecast medium and long-term financial results associated with our China operations. Based on the current economic conditions, we believe it is too uncertain to project pre-tax income associated with our China operations after fiscal 2011. Based on this significant positive and negative evidence, we recorded a partial valuation allowance of $1.3 million against net deferred tax assets associated with our China operations for tax versus book depreciation that is expected to reverse beyond fiscal 2011 and we recognized an income tax benefit of $334,000 in fiscal 2010 for the reduction in this valuation allowance for the tax versus book depreciation that is projected to reverse in fiscal 2011.

Due to cumulative losses associated with our operations in the U.S. and China, we established a full valuation allowance against our U.S. and China net deferred taxes totaling $27.2 million in fiscal 2009. Of this $27.2 million valuation allowance, $25.3 million and $1.9 million pertained to our U.S. and China operations, respectively. In fiscal 2010, we recorded an income tax benefit of $4.6 million for the reduction of this valuation allowance. This $4.6 million decrease results from the realization of loss carryforwards associated with the company’s U.S. operations and the realization and projected realization of tax versus book depreciation associated with the company’s China operations, as discussed above.

The recorded valuation allowance of $22.6 million has no effect on our operations, loan covenant compliance, or the possible realization of the U.S. income tax loss carryforwards in the future. If it is determined that it is more-likely-than-not that we will realize any of these U.S. income tax loss carryforwards, an income tax benefit would be recognized at that time.

At May 2, 2010, the current deferred tax asset of $150,000 represents $84,000 and $66,000 from our operations located in Canada and China, respectively. At May 2, 2010, the non-current deferred tax asset of $324,000 pertains to our operations located in China. At May 2, 2010, the non-current deferred tax liability of $982,000 pertains to our operations located in Canada.

At May 3, 2009, the current deferred tax asset of $54,000 and the non-current deferred tax liability of $974,000 pertained to our operations located in Canada.

Uncertainty in Income Taxes

The following table sets forth the change in the company’s unrecognized tax benefit:

(dollars in thousands)	2010	2009	2008
beginning balance	$8,254	4,802	3,409
increases from prior period tax positions	1,940	1,119	1,329
decreases from prior period tax positions	(59)	(210)	(92)
increases from current period tax positions	-	2,543	156
ending balance	$10,135	8,254	4,802

At May 2, 2010, the company had $10.1 million of total gross unrecognized tax benefits, of which $3.8 million would favorably affect the income tax rate in future periods. At May 3, 2009, the company had $8.3 million of total gross unrecognized tax benefits, of which $3.3 million would favorably affect the income tax rate in future periods.

As of May 2, 2010, the company had $10.1 million of total gross unrecognized tax benefits, of which $6.3 million and $3.8 million were classified as net non-current deferred income taxes and income taxes payable-long-term, respectively, in the accompanying consolidated balance sheets. As of May 3, 2009, the company had $8.3 million of total gross unrecognized tax benefits, of which $5.0 million and $3.3 million were classified as net non-current deferred income taxes and income taxes payable- long-term, respectively, in the accompanying consolidated balance sheets.

The company has elected to classify interest and penalties as part of income tax expense. At May 2, 2010 and May 3, 2009, the gross amount of interest and penalties due to unrecognized tax benefits was $305,000 and $159,000, respectively.

The liability for uncertain tax positions includes $9.4 million related to tax positions for which significant change is reasonably possible in fiscal 2011. This amount relates to double taxation under applicable tax treaties with foreign tax jurisdictions. United States federal and state income tax returns filed by the company remain subject to examination for tax years 2002 and subsequent due to loss carryforwards. Canadian federal and provincial returns remain subject to examination for tax years 2005 and subsequent. Income tax returns for the company’s China subsidiaries are subject to examination for tax years 2006 and subsequent.

Income Taxes Paid

Income tax payments, net of income tax refunds, were $1.3 million in 2010, $69,000 in fiscal 2009, and $360,000 in fiscal 2008.

12.	LONG-TERM DEBT AND LINES OF CREDIT

A summary of long-term debt follows:

	May 2,	May 3,
(dollars in thousands)	2010	2009
unsecured senior term notes - Bodet & Horst	$11,000	11,000
unsecured term notes - prior	-	4,694
canadian government loan	687	674
	11,687	16,368
current maturities of long-term debt	(196)	(4,764)
long-term debt, less current maturities	$11,491	11,604

Unsecured Term Notes – Bodet & Horst

In connection with the Bodet & Horst acquisition (Note 2), we entered into a note agreement dated August 11, 2008. The agreement provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The principal payments are payable over an average term of 5.2 years through August 11, 2015. The agreement contains customary financial and other covenants as defined in the agreement.

Unsecured Term Notes - Prior

Our prior unsecured senior term notes had a fixed interest rate of 8.80% (payable semi-annually in March and September and subject to prepayment provisions each fiscal quarter as defined in the agreement). These unsecured term notes were paid in full in March 2010.

Government of Quebec Loan

We have an agreement with the Government of Quebec for a term loan that is non-interest bearing and is payable in 48 equal monthly installments that commenced on December 1, 2009. The proceeds were used to partially finance capital expenditures at our Rayonese facility located in Quebec, Canada. At May 2, 2010, the outstanding balance on this loan was valued at $700,000 and $687,000 in Canadian and U.S. dollars, respectively. At May 3, 2009, the outstanding balance on this loan was valued at $800,000 and $674,000 in Canadian and U.S. dollars, respectively.

Revolving Credit Agreement – United States

We have an unsecured credit agreement that provides for a revolving loan commitment of $6.5 million, including letters of credit up to $5.5 million. This agreement bears interest at the one-month LIBOR plus an adjustable margin (all in rate of 3.27% at May 2, 2010) based on the company’s debt/EBITDA ratio, as defined in the agreement. As of May 2, 2010 there were $425,000 in outstanding letters of credit (all of which related to workers compensation) under the agreement. At May 2, 2010 and May 3, 2009, there were no borrowings outstanding under this agreement.

On July 15, 2009, we entered into a fourteenth amendment to this revolving credit agreement. This amendment extended the expiration date to August 15, 2010. It is management’s intention to extend this revolving credit agreement.

On February 24, 2010, we entered into a fifteenth amendment to this revolving credit agreement. This amendment provided greater flexibility by increasing the capital expenditure limit on a cash basis from $4.0 million to $7.5 million for fiscal 2010. In addition, for any fiscal year after fiscal 2010, capital expenditures are not to exceed the sum of $4.0 million and such additional amount of capital expenditures that would not cause the company to be in noncompliance with the fixed charge coverage ratio as defined in the agreement.

Revolving Credit Agreement - China

Effective March 3, 2010, we renewed our revolving credit agreement in China. The agreement provides for a line of credit available up to approximately $6.0 million and extends the expiration date to March 2, 2011. This agreement bears interest at a rate determined by the Chinese government. There were no borrowings or letters of credit outstanding under the agreement as of May 2, 2010 and May 3, 2009.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants.  At May 2, 2010 the company was in compliance with these financial covenants.

The principal payment requirements for long-term debt during the next five fiscal years are: 2011 – $196,000; 2012 – $2.4 million; 2013 – $2.4 million; 2014 – $2.3 million; 2015 - $2.2 million; and thereafter – $2.2 million.

Interest paid during 2010, 2009 and 2008 totaled $1.3 million, $2.5 million and $3.2 million, respectively.

13.	CAPITAL LEASE OBLIGATION

In May 2008, the company entered into a capital lease to finance a portion of the construction of certain equipment related to its mattress fabrics segment. The lease agreement contained a bargain purchase option and incurred interest at a rate of 8.5%. The lease agreement required principal payments totaling $1.4 million which commenced on July 1, 2008, and was paid in full by the end of fiscal 2010. This agreement was secured by equipment with a carrying value of $2.4 million.

The company has recorded $1.4 million in equipment under capital leases as of May 2, 2010. This balance is reflected in property, plant, and equipment in the accompanying consolidated balance sheet as of May 2, 2010 and May 3, 2009. Depreciation expense on the carrying value of $2.4 million associated with this capital lease obligation was $208,000 and $139,000 in fiscal 2010 and 2009, respectively. Accumulated amortization on assets recorded as capital leases was $347,000 and $139,000 at May 2, 2010 and May 3, 2009, respectively. The equipment under this capital lease obligation was placed into service in the company’s second quarter of fiscal 2009.

14.	COMMITMENTS AND CONTINGENCIES

The company leases certain office, manufacturing and warehouse facilities and equipment under noncancellable operating leases.  Lease terms related to real estate range from one to three years with renewal options for additional periods ranging up to six years.  The leases generally require the company to pay real estate taxes, maintenance, insurance and other expenses.  Rental expense for operating leases was $2.2 million in fiscal 2010, $2.3 million in fiscal 2009, and $2.8 million in fiscal 2008.  Future minimum rental commitments for noncancellable operating leases are $1.6 million in fiscal 2011; $1.2 million in fiscal 2012; $484,000 in fiscal 2013; $100,000 in fiscal 2014, and $13,000 in fiscal 2015. Management expects that in the normal course of business, these leases will be renewed or replaced by other operating leases, with the exception of lease commitments associated with closed plant facilities.

In connection with the Bodet & Horst acquisition, the company assumed the lease of the building where the operation was located. The lease is with a partnership owned by certain shareholders and officers of the company and their immediate families. As of May 2, 2010, the lease agreement provided for monthly payments of $12,704, with an expiration date of June 30, 2010. Currently, this lease agreement is being negotiated and is payable on a month to month basis until the agreement is finalized. Rents paid to entities owned by certain shareholders and officers of the company and their immediate families totaled $152,000 and $102,000 in fiscal 2010 and 2009, respectively. No rents were paid to entities owned by certain shareholders and officers of the company and their immediate families in fiscal 2008.

The company leased a manufacturing facility in Chattanooga, Tennessee from Joseph E. Proctor d/b/a Jepco Industrial Warehouses (the “Landlord’) for a term of 10 years. This lease expired on April 30, 2008. The company closed this facility approximately five years ago and has not occupied the facility except to provide supervision and security. The company continued to make its lease payments to the landlord as required by the lease. A $1.4 million lawsuit was filed by the Landlord on April 10, 2008, in the Circuit Court for Hamilton County Tennessee  to collect the remainder of the rent due under the lease for the months of March and April  of 2008, additional expenses to be paid by the company for March and April 2008, including utilities, insurance, property taxes, and other tenant-paid expenses that would result in the triple net rent due the Landlord, and for extensive repairs, refitting, renovation, and capital improvement items the Landlord alleges he is entitled to have the company pay for. The Landlord unilaterally took possession of the leased premises on or about March 10, 2008, even though the lease was in good standing and the company was entitled to complete possession. Consequently, the company paid lease payments through March 10, 2008 but the Landlord has not accepted the company’s position. The company will assert the repossessory action of the Landlord as a bar to his further action under the lease to collect any items from the company. A significant portion of the Landlord’s claim relates to the company’s alleged liability for physical damage to the premises, to refit the premises to its original condition, and to make physical improvements or alterations to the premises. The company disputes the matters described in this litigation and intends to defend itself vigorously. For these reasons noted above and management does not believe there is a liability, no reserve has been recorded and no estimate can be made.

A lawsuit was filed against the company and other defendants (Chromatex, Inc., Rossville Industries, Inc., Rossville Companies, Inc. and Rossville Investments, Inc.) on February 5, 2008 in United States District Court for the Middle District of Pennsylvania. The plaintiffs are Alan Shulman, Stanley Siegel, Ruth Cherenson as Personal Representative of Estate of Alan Cherenson, and Adrienne Rolla and M.F. Rolla as Executors of the Estate of Joseph Byrnes. The plaintiffs were partners in a general partnership that formerly owned a manufacturing plant in West Hazleton, Pennsylvania (the “Site”). Approximately two years after this general partnership sold the Site to defendants Chromatex, Inc. and Rossville Industries, Inc. the company leased and operated the Site as part of the company’s Rossville/Chromatex division. The lawsuit involves court judgments that have been entered against the plaintiffs and against defendant Chromatex, Inc. requiring them to pay costs incurred by the United States Environmental Protection Agency (“USEPA”) responding to environmental contamination at the Site, in amounts approximating  $8.6 million, plus unspecified future environmental costs. Neither USEPA nor any other governmental authority has asserted any claim against the company on account of these matters. The plaintiffs seek contribution from the company and other defendants and a declaration that the company and the other defendants are responsible for environmental response costs under environmental laws and certain agreements. The plaintiffs also assert that the company tortiously interfered with contracts between them and other defendants in the case and diverted assets to prevent the plaintiffs from being paid monies owed to them. The company does not believe it has any liability for the matters described in this litigation and intends to defend itself vigorously. In addition, the company has an indemnification agreement with certain other defendants in the litigation pursuant to which the other defendants agreed to indemnify the company for any damages it incurs as a result of the environmental matters that are subject of this litigation. For these reasons, no reserve has been recorded.

At May 2, 2010, the company had open purchase commitments to acquire equipment with regards to its mattress fabrics segment totaling $3.8 million.

The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

15.	STOCK-BASED COMPENSATION

Equity Incentive Plans

On September 20, 2007, the company’s shareholders approved a new equity incentive plan entitled the Culp, Inc. 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan expanded the types of equity based awards available for grant by the company’s Compensation Committee. The types of equity based awards available for grant include stock options, stock appreciation rights, restricted stock and restricted stock units, performance units, and other discretionary awards as determined by the Compensation Committee. An aggregate of 1,200,000 shares of common stock were authorized for issuance under the 2007 Plan. In conjunction with the approval of the 2007 Plan, the company’s 2002 Stock Option Plan was terminated (with the exception of currently outstanding options) and no additional options will be granted under the 2002 Stock Plan. At May 2, 2010 there were 802,000 shares available for future equity based grants under the company’s 2007 Plan.

Under the company’s prior stock option plans (terminated with the approval of the 2007 Plan) and the 2007 Plan, employees, directors, and others associated with the company were and may be granted options to purchase shares of common stock at the fair market value on the date of grant. No options were granted to employees in fiscal 2010. During fiscal 2010, outside directors were granted 6,000 option shares.

Options granted to employees in fiscal 2009 and 2008 vest in 20% increments each year during a total five year vesting period. Options granted to employees in fiscal 2009 and 2008 expire in ten years. Options granted to outside directors under these plans vest immediately on the date of grant (October each fiscal year) and expire ten years after the date of grant. The company recorded compensation expense of $338,000, $397,000, and $618,000 within selling, general, and administrative expense for incentive stock options in fiscal 2010, 2009, and 2008, respectively.

The fair value of each option award was estimated on the date of grant using a Black-Scholes option-pricing model. The fair value of stock options granted to employees under the 2007 equity incentive plan during fiscal 2009 was $5.00 per share and $1.32 per share on the June 17, 2008 and January 7, 2009 grant dates, respectively. The fair value of stock options granted to employees under the 2002 stock option plan during fiscal 2008 was $4.74 per share. The stock option grant date for fiscal 2008 was June 25, 2007. The fair values of these stock option grants were determined using the following assumptions:

	2010	2009	2008
Risk-free interest rate	-	2.52% - 4.23%	4.92% -5.09%
Dividend yield	-	0.00%	0.00%
Expected volatility	-	66.18% - 68.71%	38.59% - 65.74%
Expected term (in years)	-	8	2 - 8

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

The fair value of stock options granted to outside directors at each grant date under the 2007 Plan during fiscal 2010, 2009 and 2008 were $4.44, $4.14, and $7.19 per share, respectively, using the following assumptions:

	2010	2009	2008
Risk-free interest rate	3.21%	3.77%	4.56%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	69.06%	64.12%	66.28%
Expected term (in years)	10	10	8

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

The following table summarizes stock option activity for fiscal 2010, 2009, and 2008:

		2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
outstanding at beginning
of year	735,765	$5.85	792,765	$6.19	926,000	$7.22
granted	6,000	5.79	71,000	4.02	145,500	8.81
exercised	(144,916)	4.64	(4,500)	4.56	(78,736)	5.84
canceled/expired	(98,000)	7.56	(123,500)	6.99	(199,999)	13.04
outstanding at end of year	498,849	5.87	735,765	5.85	792,765	6.19

Options Outstanding					Options Exercisable
Range of Exercise Prices	Number Outstanding at 5/02/10	Weighted-Avg. Remaining Contractual Life		Weighted-Avg. Exercise Price	Number Exercisable at 5/02/10	Weighted-Avg. Exercise Price
$ 1.88 - $ 1.88	40,000	8.7	years	$1.88	8,000	$1.88
$ 3.05 - $ 5.79	272,499	1.6		$4.61	225,501	$4.63
$ 7.08 - $ 7.27	36,250	7.0		$7.14	16,250	$7.21
$ 8.75 - $ 10.11	150,100	6.5		$8.91	74,500	$9.08
	498,849	4.0		$5.87	324,251	$5.71

At May 2, 2010, outstanding options to purchase 324,251 shares were exercisable, had a weighted average exercise price of $5.71 per share, an aggregate intrinsic value of $2.0 million, and a weighted average contractual term of 3.0 years. At May 2, 2010, the aggregate intrinsic value for options outstanding was $3.0 million with a weighted average contractual term of 4.0 years.

The aggregate intrinsic value for options exercised was $982,000, $9,000, and $277,000 in fiscal 2010, 2009, and 2008, respectively.

The remaining unrecognized compensation costs related to unvested awards at May 2, 2010 was $340,000 which is expected to be recognized over a weighted average period of 2.5 years.

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

Time Vested Restricted Stock Awards

On July 1, 2009, and under the company’s 2007 Plan, two executive officers were granted 80,000 shares of time vested restricted common stock. This time vested restricted stock award vests in equal one-third installments on July 1, 2012, 2013, and 2014. The fair value (the closing price of the company’s common stock) of this restricted stock award is measured at the date of grant (July 1, 2009) and was $5.08 per share.

On January 7, 2009, certain key management employees and a non-employee were granted 115,000 shares of time vested restricted common stock. Of these 115,000 shares, 105,000 and 10,000 were granted to employees and a non-employee, respectively. This time vested restricted stock award vests in equal one-third installments on May 1, 2012, 2013, and 2014. The fair value of these restricted stock awards for key employees are measured at the date of grant (January 7, 2009) and was $1.88 per share. The fair value of this restricted stock award for the non-employee is measured at the end of each reporting period (May 2, 2010) and was $11.94 per share.

The company recorded compensation expense $174,000 and $15,000 within selling, general, and administrative expense for time vested restricted stock awards in fiscal 2010 and fiscal 2009, respectively. There were not any restricted stock awards granted in fiscal 2008 and, therefore, no compensation expense was recorded.

There were 195,000 and 115,000 shares of time vested restricted stock outstanding and unvested at May 2, 2010, and May 3, 2009, respectively. The weighted average grant date fair value of these outstanding and unvested shares of time vested restricted stock were $3.71 and $2.10, at May 2, 2010 and May 3, 2009, respectively.

At May 2, 2010, the remaining unrecognized compensation cost related to the unvested restricted stock awards was $534,000, which is expected to be recognized over a weighted average vesting period of 3.2 years.

Performance Based Restricted Stock Units

On January 7, 2009, and under the company’s 2007 Plan, certain key management employees and a non-employee were granted 120,000 shares of performance based restricted stock units. This award contingently vests in one third increments, if in any discrete period of two consecutive quarters from February 2, 2009 through April 30, 2012, certain performance goals are met, as defined in the agreement. The fair value (the closing price of the company’s common stock) of the performance based restricted stock units granted to key management employees is measured at the date of grant (January 7, 2009) and was $1.88 per share. The fair value (the closing price of the company’s common stock) of the performance based restricted stock units granted to a non-employee is measured at the earlier date of when the performance criteria are met or the end of each reporting period. At May 2, 2010, two-thirds of the performance based restricted stock units granted to the non-employee vested in one-third increments on August 2, 2009 and January 31, 2010, respectively. The performance based restricted stock units that vested on August 2, 2009 and January 31, 2010 were measured at $6.59 and $13.01 per share, which represents the closing price of the company’s common stock at the date in which the performance criteria was met. The remaining one-third of the performance based restricted stock units granted to the non-employee were unvested as of May 2, 2010, and was measured at $11.94 per share, which represents the closing price of the company’s common stock at the end of the reporting period (May 2, 2010).

The company recorded compensation expense of $322,000 and $13,000 within selling, general, and administrative expense for performance based restricted stock units in fiscal 2010 and 2009, respectively. There were not any performance based restricted stock units granted in fiscal 2008 and, therefore, no compensation expense was recorded.

At May 2, 2010, 80,000 shares of performance based restricted stock units were vested as certain performance criteria were met. Of these 80,000 vested shares, 70,000 and 10,000 pertained to employees and a non-employee, respectively. The total fair value of the 80,000 performance based restricted stock units that vested during fiscal 2010 was $230,000 and a weighted average fair value of $2.87.

At May 2, 2010, there were 40,000 shares of performance based restricted stock units outstanding and unvested. These 40,000 shares of performance based restricted stock units had a weighted average fair value of $3.14. At May 3, 2009, 120,000 shares of performance based restricted stock units were outstanding and unvested. These 120,000 shares of performance based restricted stock units had a weighted average fair value of $2.20

The remaining unrecognized compensation cost related to the unvested performance based restricted stock units was $20,000, which is expected to be recognized over a weighted average vesting period of 0.2 years.

Other Share-Based Arrangements

The company has a stock-based compensation agreement with a non-employee that requires the company to settle in cash and is indexed by shares of the company’s common stock as defined in the agreement. The cash settlement is based on a 30-day average closing price of the company’s common stock at the time of payment. At May 2, 2010, this agreement was indexed by approximately 68,260 shares of the company’s common stock. The fair value of this agreement is included in accrued expenses and was approximately $821,000 and $259,000 at May 2, 2010 and May 3, 2009, respectively. The company recorded an increase in the reserve of $563,000 to reflect the change in fair value for fiscal 2010. The company recorded a decrease in the reserve of $288,000 and $49,000 to reflect the change in fair value for fiscal 2009 and 2008, respectively.  No payments were made under this arrangement in fiscal 2010. Payments made under this arrangement were $113,000 and $161,000 in fiscal 2009 and 2008, respectively.

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

Level 2 – Inputs other than level 1 inputs that are either directly or indirectly observable, and

Level 3 – Unobservable inputs developed using the company’s estimates and assumptions, which reflect those that market participants would use.

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

Fair value measurements at May 2, 2010 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Canadian Dollar Fx Contract	N/A	$103	N/A	$103
Liabilities:
None	N/A	N/A	N/A	N/A

Fair value measurements at May 3, 2009 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Canadian Dollar	N/A	$20	N/A	$20
Liabilities:
None	N/A	N/A	N/A	N/A

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

The fair value of the company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities.  At May 2, 2010, the carrying value of the company’s long-term debt was $11.7 million and the fair value was $11.1 million. At May 3, 2009, the carrying value of the company’s long-term debt was $16.4 million and the fair value was $15.4 million.

17.	DERIVATIVES

In accordance with the provisions of ASC Topic 815, Derivatives and Hedging, the company’s Canadian dollar foreign exchange contract and its interest rate swap agreement are designated as cash flow hedges, with the fair value of these financial instruments recorded in other assets and changes in fair value recorded in accumulated other comprehensive income. ASC Topic 815 requires disclosure of gains and losses on derivative instruments in the following tabular format.

	(Amounts in Thousands)
	Fair Values of Derivative Instruments As of,
	May 2, 2010		May 3, 2009

Derivatives designated as hedging instruments under ASC Topic 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Canadian dollar foreign exchange contract	Other Assets	$103	Other Assets	$20

Derivatives in ASC Topic 815 Net Investment Hedging Relationships	Amt of Gain (Loss) (net of tax) Recognized in OCI on Derivative (Effective Portion) and recorded in Other assets and Accrued Expenses at Fair Value		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (net of tax) or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

	2010	2009		2010	2009		2010	2009

Canadian Dollar Foreign Exchange Contract	$83	$20	Other Exp	$15	-	N/A	-	-
Interest Rate Swap Agreement	-	$48	Interest Exp	-	$(52)	Interest Exp	-	$(123)

Canadian Dollar Foreign Exchange Rate

On January 21, 2009, the company entered into a Canadian dollar foreign exchange contract associated with its loan with the Government of Quebec. The agreement effectively converts the Canadian dollar principal payments at a fixed Canadian dollar foreign exchange rate compared with the United States dollar of 1.21812. This agreement expires November 1, 2013 and is secured by cash deposits totaling $200,000. These cash deposits of $200,000 are recorded in cash and cash equivalents in the Consolidated Balance Sheet as of May 2, 2010 and May 3, 2009, respectively.

During the first quarter of fiscal 2011, we elected to terminate our Canadian dollar foreign exchange contract associated with our loan with the Government of Quebec. As a result, we will record in other expense a credit of $79,000.

Interest Rate Swap Agreement

In connection with the company’s real estate loans associated with our corporate headquarters building, the company was required to have an agreement to hedge its interest rate risk exposure. In connection with the sale of the company’s headquarters in fiscal 2009 (see note 4), the company’s interest rate swap agreement was paid off.

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

(in thousands)	2010	2009	2008
weighted-average common
shares outstanding, basic	12,709	12,651	12,624
dilutive effect of stock-based compensation	348	-	141
weighted-average common
shares outstanding, diluted	13,057	12,651	12,765

All options to purchase shares of common stock were included in the computation of diluted net income for fiscal 2010, as the exercise price of the options was less than the average market price of common shares. Options to purchase 680,765 and 46,500 shares of common stock were not included in the computation of diluted net income (loss) per share for fiscal 2009 and 2008, respectively, as the exercise price of the options were greater than the average market price of the common shares.  Options to purchase 3,784 shares were not included in the computation of diluted net loss per share for fiscal 2009, as the company incurred a net loss.

19.	BENEFIT PLANS

The company has defined contribution plans which cover substantially all employees and provides for participant contributions on a pre-tax basis and matching contributions by the company for its U.S. and Canadian operations. Company contributions to the plan were $515,000, $518,000 and $679,000 in fiscal 2010, 2009, and 2008, respectively.

In addition to the defined contribution plan, the company has a nonqualified deferred compensation plan covering officers and certain other associates. The plan provides for participant deferrals on a pre-tax basis and non-elective contributions made by the company.  Company contributions to the plan were $68,000 for fiscal 2010, $64,000 for fiscal 2009, and $80,000 for fiscal 2008, respectively.  The company’s nonqualified deferred compensation plan liability of $1.2 million and $992,000 at May 2, 2010 and May 3, 2009, respectively, is included in accrued expenses in the Consolidated Balance Sheets.

20.	SEGMENT INFORMATION

The company’s operations are classified into two business segments:  mattress fabrics and upholstery fabrics.  The mattress fabrics segment manufactures and sells fabrics to bedding manufacturers.  The upholstery fabrics segment manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

Net sales denominated in U.S. dollars accounted for 84%, 86% and 88% of total consolidated net sales in 2010, 2009 and 2008, respectively. International sales accounted for 22%, 21% and 20% of net sales in 2010, 2009 and 2008, respectively, and are summarized by geographic area as follows:

(dollars in thousands)	2010	2009	2008
north america (excluding USA)	$11,654	14,440	18,880
far east and asia	31,856	27,509	28,465
all other areas	2,546	1,699	4,000
	$46,056	43,648	51,435

The company evaluates the operating performance of its segments based upon income (loss) from operations before restructuring and related charges (credits), certain unallocated corporate expenses, and other non-recurring items. Cost of sales in both segments include costs to manufacture or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and all costs related to being a public company. Segment assets include assets used in operations of each segment and primarily consist of accounts receivable, inventories, and property, plant, and equipment. The mattress fabrics segment also includes in segment assets, assets held for sale, goodwill, and non-compete agreements associated with certain acquisitions (see note 9). The upholstery fabrics segment also includes assets held for sale in segment assets.

Statements of operations for the company’s operating segments are as follows:

(dollars in thousands)	2010		2009		2008
net sales:
upholstery fabrics	$91,568		88,542		115,982
mattress fabrics	114,848		115,396		138,064
	$206,416		203,938		254,046

gross profit:
upholstery fabrics	$15,183		7,253		12,829
mattress fabrics	23,652		20,996		22,576
total segment gross profit	38,835		28,249		35,405
loss on impairment of equipment	-		-		(289	) (5)
restructuring related charges	(58	) (1)	(3,597	) (3)	(1,957	) (6)
	$38,777		24,652		33,159

(dollars in thousands)	2010		2009		2008
selling, general, and administrative expenses:
upholstery fabrics	$9,227		8,756		11,650
mattress fabrics	8,178		7,749		8,457
unallocated corporate	5,400		3,225		3,797
total segment selling, general, and administrative
expenses	22,805		19,730		23,904
restructuring related charges	-		21	(3)	69	(6)
	$22,805		19,751		23,973

Income (loss) from operations:
upholstery fabrics	$5,956		(1,503)		1,180
mattress fabrics	15,474		13,247		14,118
total segment income from operations	21,430		11,744		15,298
unallocated corporate expenses	(5,400)		(3,225)		(3,797)
loss on impairment of equipment	-		-		(289	) (5)
restructuring credit (expense) and related charges	312	(2)	(13,089	) (4)	(2,912	) (7)
total income (loss) from operations	16,342		(4,570)		8,300
interest expense	(1,314)		(2,359)		(2,975)
interest income	116		89		254
other expense	(828)		(43)		(736)
income (loss) before income taxes	$14,316		(6,883)		4,843

(1)
The $58 restructuring related charge represents $108 for other operating costs associated with closed plant facilities, offset by a credit of $50 for inventory markdowns. These charges relate to the upholstery fabrics segment.

(2)
The $312 restructuring credit and related charges represent a credit of $186 for employee termination benefits, a credit of $170 for sales proceeds received on equipment with no carrying value, a credit of $50 for inventory markdowns, a credit of $14 for lease termination and other exit costs, offset by a charge of $108 for other operating costs associated with closed plant facilities.  Of this total credit, a charge of $58 was recorded to cost of sales and a credit of $370 was recorded to restructuring credit in the 2010 Consolidated Statement of Operations. These charges relate to the upholstery fabrics segment.

(3)
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

(5)	The $289 represents impairment losses on older and existing equipment that is being replaced by newer and more efficient equipment. This impairment loss pertains to the mattress fabrics segment.

(6)
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

One customer within the upholstery fabrics segment represented 12%, 12% and 11% of consolidated net sales in fiscal 2010, 2009 and 2008, respectively.  Two customers within the mattress fabrics segment represented 22% and 24% of consolidated net sales in fiscal 2010 and 2009, respectively. One customer within the mattress fabrics segment represented 11% of consolidated net sales in fiscal 2008.  One customer within the upholstery fabrics segment represented 13% and 26% of net accounts receivable at May 2, 2010 and May 3, 2009, respectively. No customers within the mattress fabrics accounted for 10% or more of net accounts receivable as of May 2, 2010 and May 3, 2009, respectively.

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	2010		2009		2008
segment assets
mattress fabrics
current assets (8)	$22,307		21,823		27,572
assets held for sale	34		20		35
non-compete agreements, net	843		1,164		789
goodwill	11,462		11,593		4,114
property, plant, and equipment	26,720	(9)	23,674	(10)	21,687	(11)
total mattress fabrics assets	$61,366		58,274		54,197

upholstery fabrics
current assets (8)	$23,517		20,271		34,895
assets held for sale	89		1,189		792
property, plant, and equipment	989	(12)	-	(13)	11,214	(14)
total upholstery fabrics assets	$24,595		21,460		46,901
total segment assets	85,961		79,734		101,098

non-segment assets
cash and cash equivalents	18,295		11,797		4,914
short-term investments	3,023		-		-
assets held for sale	-		-		4,783
income taxes receivable	728		210		438
deferred income taxes	474		54		33,810
other current assets	1,698		1,264		1,328
property, plant, and equipment	694	(15)	579	(15)	38	(15)
other assets	1,725		1,656		1,620
total assets	$112,598		95,294		148,029

capital expenditures (16):
mattress fabrics	$6,600		2,747		4,425
upholstery fabrics	481		400		2,458
unallocated corporate	316		13		45
	$7,397		3,160		6,928

depreciation expense
mattress fabrics	$3,458		3,542		3,443
upholstery fabrics	552		1,080		2,105
total segment depreciation expense	4,010		4,622		5,548
accelerated depreciation – upholstery fabrics	-		2,090		-
	$4,010		6,712		5,548

8)	Current assets represent accounts receivable and inventory.

9)
The $26.7 million at May 2, 2010, represents property plant, and equipment located in the U.S. of $18.8 million and located in Canada of $7.9 million. The increase in this segment’s property plant, plant, and equipment balance at May 2, 2010 compared with May 3, 2009 is primarily due to fiscal 2010 capital spending of $6.6 million, offset by depreciation expense of $3.5 million. The $26.7 million does not include corporate allocations of property, plant, and equipment associated with corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate departments shared by both the mattress and upholstery fabric segments are included in the corporate property, plant and equipment balance of $694.

10)
The $23.7 million at May 3, 2009, represents property plant, and equipment located in the U.S. of $16.4 million and located in Canada of $7.3 million. The increase in this segment’s property, plant, and equipment balance at May 3, 2009 compared with April 27, 2008 is primarily due to the acquisition of the knitted mattress fabrics operation of Bodet & Horst (note 2) and equipment purchased under a capital lease (note 13). The $23.7 million does not include corporate allocations of property, plant, and equipment associated with corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate departments shared by both the mattress and upholstery fabric segments are included in the corporate property, plant, and equipment balance of $579.

11)
The $21.7 million at April 27, 2008, represents property, plant, and equipment located in the U.S. of $13.1 million, located in Canada of $8.4 million, and corporate allocations of $168. The corporate allocations of $168 at April 27, 2008 represent property, plant, and equipment associated with corporate departments shared by both the mattress and upholstery fabric segments.

12)
The $989 at May 2, 2010 represents property, plant, and equipment located in the U.S. of $887 and China of $102. The increase in this segment’s property plant, plant, and equipment balance at May 2, 2010 compared with May 3, 2009 is primarily due to the reclassification of assets with a carrying value of $699 from assets held for sale to held and used (note 4)

13)
The upholstery fabrics segment does not have a property, plant, and equipment balance as of May 3, 2009 due to impairment charges incurred in fiscal 2009 (note 3) and classification of property, plant, and equipment to assets held for sale.

14)
The $11.2 million at April 27, 2008 represents property, plant, and equipment located in China of $9.0 million, located in the U.S. of $1.7 million, and corporate allocations of $501. The corporate allocations of $501 at April 27, 2008 represent property, plant, and equipment associated with corporate departments shared by both the mattress and upholstery fabric segments.

15)
The $694 and $579 balance at May 2, 2010 and May 3, 2009, represents property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate departments shared by both the mattress and upholstery fabrics segments were not allocated due to explanation at 13) above. The $38 at April 27, 2008, represents property, plant, and equipment associated with unallocated corporate departments.

16)	Capital expenditure amounts are stated on an accrual basis. See Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

21.	STATUTORY RESERVES

The company’s subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of May 2, 2010, the company’s statutory surplus reserve was $2.4 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The company’s subsidiaries located in China can transfer funds to the parent company with the exception of the statutory surplus reserve of $2.4 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

22.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the total of net income (loss) and other changes in equity, except those resulting from investments by shareholders and distributions to shareholders not reflected in net income (loss).

A summary of comprehensive income (loss) follows:

(dollars in thousands)	2010	2009	2008
net income (loss)	$13,188	(38,842)	5,385

gain (loss) on cash flow hedges, net of taxes	83	68	(44)
	$13,271	(37,774)	5,341

23.   CASH FLOW INFORMATION

During fiscal 2010, 20,658 shares of common stock were surrendered to satisfy withholding tax liabilities totaling $191,000 in connection with 80,000 shares of common stock issued and related to the vesting of performance based restricted stock units.

24.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

SELECTED QUARTERLY DATA (UNAUDITED)

	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal
	2010	2010	2010	2010	2009	2009	2009	2009
(amounts in thousands)	4th quarter	3rd quarter	2nd quarter	1st quarter	4th quarter	3rd quarter	2nd quarter	1st quarter
INCOME (LOSS) STATEMENT DATA
net sales	$57,243	53,980	49,716	45,478	47,762	44,592	52,263	59,321
cost of sales	45,843	43,323	40,582	37,891	39,408	38,843	49,115	51,919
gross profit	11,400	10,657	9,134	7,587	8,354	5,749	3,148	7,402
selling, general and administrative expenses	6,090	6,435	5,385	4,895	5,252	4,676	4,439	5,384
restructuring (credit) expense	(52)	26	(184)	(158)	33	402	8,634	402
income (loss) from operations	5,362	4,196	3,933	2,850	3,069	671	(9,925)	1,616
interest expense	288	327	342	357	620	646	663	431
interest income	(36)	(52)	(16)	(12)	(14)	(20)	(21)	(34)
other expense (income)	114	96	103	514	251	28	(250)	14
income (loss) before income taxes	4,996	3,825	3,504	1,991	2,212	17	(10,317)	1,205
income taxes	(436)	825	625	115	517	467	30,551	424
net income (loss)	$5,432	3,000	2,879	1,876	1,695	(450)	(40,868)	781
depreciation	$968	990	1,119	933	957	1,033	3,465	1,258
weighted average shares outstanding	12,801	12,713	12,671	12,653	12,653	12,653	12,650	12,648
weighted average shares outstanding,
assuming dilution	13,200	13,074	12,852	12,751	12,694	12,653	12,650	12,736
PER SHARE DATA
net income (loss) per share - basic	$0.42	0.24	0.23	0.15	0.13	(0.04)	(3.23)	0.06
net income (loss) per share - diluted	0.41	0.23	0.22	0.15	0.13	(0.04)	(3.23)	0.06
book value	4.83	4.40	4.13	3.91	3.76	3.61	3.68	6.90
BALANCE SHEET DATA
operating working capital (3)	$22,979	25,610	21,624	20,687	23,503	27,011	33,896	35,482
property, plant and equipment, net	28,403	26,431	24,795	24,013	24,253	24,763	26,802	33,950
total assets	112,598	106,508	98,780	92,411	95,294	97,856	110,927	142,790
capital expenditures	2,966	2,655	1,076	700	463	53	372	2,272
long-term debt and lines of credit (1)	11,687	16,409	16,431	16,435	16,368	28,113	32,186	21,358
shareholders' equity	63,047	56,924	53,278	50,176	48,031	46,124	46,507	87,244
capital employed (2)	53,416	54,318	50,134	51,130	52,602	58,428	70,171	102,250
RATIOS & OTHER DATA
gross profit margin	19.9%	19.7%	18.4%	16.7%	17.5%	12.9%	6.0%	12.5%
operating income (loss) margin	9.4	7.8	7.9	6.3	6.4	1.5	(19.0)	2.7
net income (loss) margin	9.5	5.6	5.8	4.1	3.5	(1.0)	(78.2)	1.3
effective income tax rate	(8.7)	21.6	17.8	5.8	23.4	N.M.	(296.1)	35.2
long-term debt-to-total capital employed ratio (1)	21.9	30.2	32.8	32.1	31.1	48.1	45.9	20.9
operating working capital turnover (3)	9.0	8.3	7.4	6.8	6.4	6.2	6.1	6.0
days sales in receivables	31	33	31	26	34	27	33	31
inventory turnover	7.5	7.0	7.5	6.7	6.4	6.0	5.1	5.9
STOCK DATA
stock price
high	$16.98	13.01	6.98	6.64	4.85	3.57	7.57	7.91
low	11.13	5.78	5.25	3.50	1.85	1.30	2.84	6.10
close	11.94	13.01	5.75	6.59	4.40	1.88	2.88	6.15
daily average trading volume (shares)	232.2	56.8	17.4	14.1	12.5	27.5	20.4	16.8

(1)	Long-term debt includes long-term and current maturities of long-term debt and lines of credit.
(2)	Capital employed includes long-term and current maturities of long-term debt, lines of credit, and shareholders' equity, offset by cash and cash equivalents and short-term investments.
(3)	Operating working capital for this calculation is accounts receivable and inventories, offset by accounts payable

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the three years ended May 2, 2010, there were no disagreements on any matters of accounting principles or practices or financial statement disclosures.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 2, 2010. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported as and when required. Further we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective at May 2, 2010.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the years ended May 2, 2010, May 3, 2009 and April 27, 2008. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report. During the quarter ended May 2, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On July 14, 2010, the Compensation Committee of the Board of Directors of the company approved grants of annual incentive awards under the company’s 2007 Equity Incentive Plan to a group of senior managers, including each of the company’s named executive officers.  These awards are intended to replace the company’s former Management Incentive Plan for its senior managers.

The incentive awards provide for potential annual bonus payments (in cash or stock, as described below) to the award recipients, based upon an economic value added (EVA) performance measurement.  The awards pay bonuses based upon the EVA of the entire company in the case of corporate senior officers and managers, and upon the EVA of one of the company’s two divisions (upholstery fabrics and mattress fabrics) in the case of management of each of the respective divisions.

EVA is calculated by determining the capital employed in the portion of the company that employs the award recipient (the company, the upholstery fabrics division or the mattress fabrics division, referred to herein as a “reporting unit’), and then multiplying the capital employed by a cost of capital (stated as a percentage) to determine the “capital charge” for each reporting unit.  The sum of operating income earned by a reporting unit for each month during the fiscal year in excess of the capital charge for the reporting unit for that month is deemed to be the economic value added, or EVA, produced by the reporting unit for the year.

To the extent that EVA is produced by a reporting unit in a fiscal year, a sharing percentage is used to determine the bonus pool for the award recipients from that reporting unit.  The bonus pool is divided among the recipients from the reporting unit in accordance with proportions established by the Compensation Committee.  The Committee also has established a target amount of EVA for each reporting unit.  The sharing percentage for award recipients increases if the reporting unit achieves EVA above the target level.

Bonus amounts up to twice the level produced by reaching the target amount of EVA will be paid in cash, unless the recipient elects to receive a portion of the bonus in the form of restricted stock.  If a restricted stock election is made, the portion of the bonus paid in restricted stock will be awarded with a grant date value of 1.25 times the amount that would have been paid in cash, with the restricted stock being subject to a three year vesting period, such that the recipient must remain employed with the company for three years to receive the stock, subject to certain exceptions described in the award agreement.  Bonus amounts above twice the amount produced by reaching the target level of EVA will be paid only in restricted stock, subject to the same three year vesting schedule described above.  The bonus amounts that can be earned pursuant to the awards are capped at a maximum of three times the amount produced by reaching the target level of EVA.

The bonuses paid pursuant to the annual incentive awards are subject to a “clawback” provision, which states that if the relevant reporting unit’s financial results are restated in a future year and the bonus amount would have been lower using the restated results, all bonus awards are recalculated using the restated financial results, and any excess bonus paid or awarded must be returned to the company by the award recipient.

Annual incentive awards using overall corporate results as the reporting unit have been granted to Franklin N. Saxon, CEO, Robert G. Culp, III, Chairman, Kenneth R. Bowling, Chief Financial Officer, and Thomas B. Gallagher, Jr., Controller.  An award using the mattress fabrics division as the reporting unit has been granted to Robert G. Culp, IV.  Other senior managers of the company and its divisions have also received similar annual incentive awards.  The potential bonus amounts that could be paid under the awards are from 0% to 240% of salary for Mr. Saxon; 0% to 240% of salary for Mr. Culp, III; 0% to 105% of salary for Mr. Bowling; 0% to 75% of salary for Mr. Gallagher; and 0% to 165% for Mr. Culp, IV.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information with respect to executive officers and directors of the company is included in the company’s definitive Proxy Statement to be filed within 120 days after the end of the company’s fiscal year pursuant to Regulation 14A of the Securities and Exchange Commission, under the captions “Nominees, Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Business Conduct and Ethics,” “Board Committees and Attendance – Audit Committee” which information is herein incorporated by reference.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
MATTERS

Information with respect to the security ownership of certain beneficial owners and management is included in the company’s definitive Proxy Statement to be filed within 120 days after the end of the company’s fiscal year pursuant to Regulation 14A of the Securities and Exchange Commission, under the captions “Executive Compensation Plan Information” and “Voting Securities,” which information is herein incorporated by reference.

The following table sets forth information as of the end of fiscal 2010 regarding shares of the Company’s common stock that may be issued upon the exercise of equity awards previously granted and currently outstanding equity awards under the company’s equity incentive and stock option plans, as well as the number of shares available for the grant of equity awards that had not been granted as of that date.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	538,849	$5.87	802,000
Equity compensation plans not approved by security holders	-	-	-
Total	538,849	$5.87	802,000

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions is included in the company’s definitive Proxy Statement to be filed within 120 days after the end of the company’s fiscal year pursuant to Regulation 14A of the Securities and Exchange Commission, under the captions “Corporate Governance – Director Independence” and “Certain Relationships and Related Transactions” which information is herein incorporated by reference.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)         DOCUMENTS FILED AS PART OF THIS REPORT:

1.         Consolidated Financial Statements

The following consolidated financial statements of Culp, Inc. and its subsidiaries are filed as part of this report.

Page of Annual
Report on
Item	Form 10-K

Reports of Independent Registered Public Accounting Firms	60

Consolidated Balance Sheets – May 2, 2010 and
May 3, 2009	61

Consolidated Statements of Operations -
for the years ended May 2, 2010,
May 3, 2009 and April 27, 2008	62

Consolidated Statements of Shareholders’ Equity -
for the years ended May 2, 2010,
May 3, 2009 and April 27, 2008	63

Consolidated Statements of Cash Flows -
for the years ended May 2, 2010,
May 3, 2009 and April 27, 2008	64

Notes to Consolidated Financial Statements	65

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

3(i)
Articles of Incorporation of the company, as amended, were filed as Exhibit 3(i) to the company’s Form 10-Q for the quarter ended July 28, 2002, filed September 11, 2002 (Commission File No. 001-12597), and are incorporated herein by reference.

3(ii)	Restated and Amended Bylaws of the company, as amended November 12, 2007, were filed as Exhibit 3.1 to the company’s Form 8-K dated November 12, 2007, and are incorporated herein by reference.

10.1
1993 Stock Option Plan was filed as Exhibit 10(o) to the company’s Form 10-K for the year ended May 2, 1993 (Commission File No. 000-12781), filed on July 29, 1993, and is incorporated herein by reference.  (*)

10.2
Amendments to 1993 Stock Option Plan dated September 26, 2000.  These amendments were filed as Exhibit 10(rr) to the company’s Form 10-Q for the quarter ended October 29, 2000 (Commission File No. 001-12597), and are incorporated herein by reference.  (*)

10.3
2002 Stock Option Plan was filed as Exhibit 10(a) to the company’s Form 10-Q for the quarter ended January 26, 2003 (Commission File No. 001-12597), filed on March 12, 2003, and is incorporated herein by reference.  (*)

10.4
Amended and Restated Credit Agreement dated as of August 23, 2002 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 10(a) to the company’s Form10-Q for the quarter ended July 28, 2002, filed September 11, 2002 (Commission File No. 001-12597), and is incorporated herein by reference.

10.5
First Amendment to Amended and Restated Credit Agreement dated as of March 17, 2003 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as exhibit 10(p) to the company’s Form 10-K for the year ended April 27, 2003, filed on July 28, 2003 (Commission File No. 001-12597), and is incorporated here by reference.

10.6
Second Amendment to Amended and Restated Credit Agreement dated as of June 3, 2003 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as exhibit 10(q) to the company’s Form 10-K for the year ended April 27, 2003, filed on July 28, 2003 (Commission File No. 001-12597), and is incorporated here by reference.

10.7
Third Amendment to Amended and Restated Credit Agreement dated as of August 23, 2004 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 10 to the Current Report on Form 8-K dated August 26, 2004 (Commission File No. 001-12597), and is incorporated herein by reference.

10.8
Fourth Amendment to Amended and Restated Credit Agreement dated as of December 7, 2004 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 10(b) to the company’s Form 10-Q for the quarter ended October 31, 2004 (Commission File No. 001-12597), filed on December 9, 2004, and is incorporated here by reference.

10.9
Fifth Amendment to Amended and Restated Credit Agreement dated as of February 18, 2005 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 99(c) to Current Report on Form 8-K dated February 18, 2005 (Commission File No. 001-12597), and is incorporated herein by reference.

10.10
Sixth Amendment to Amended and Restated Credit Agreement dated as of August 30, 2005 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 99(c) to Current Report on Form 8-K dated August 30, 2005, and is incorporated herein by reference.

10.11
Seventh Amendment to Amended and Restated Credit Agreement dated as of December 7, 2005 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 10(c) to the company’s Form 10-Q for the quarter ended October 30, 2005, filed December 9, 2005, and is incorporated herein by reference.

10.12
Eighth Amendment to Amended and Restated Credit Agreement dated as of January 29, 2006 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 10(a) to the company’s Form 10-Q for the quarter ended January 29, 2006, filed March 10, 2006, and is incorporated herein by reference.

10.13
Ninth Amendment to Amended and Restated Credit Agreement dated as of July 20, 2006 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 10.1 to the company’s Form 8-K filed July 25, 2006, and is incorporated herein by reference.

10.14
Tenth Amendment to Amended and Restated Credit Agreement dated as of January 22, 2007 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 10.3 to the company’s Form 8-K filed January 26, 2007, and is incorporated herein by reference.

10.15	Written description of compensation arrangement for non-employee directors. (*)

10.16
Form of stock option agreement for options granted to executive officers pursuant to 2002 Stock Option Plan. This agreement was filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter ended July 29, 2007, and is incorporated herein by reference. (*)

10.17	2007 Equity Incentive Plan was filed as Annex A to the company’s 2007 Proxy Statement, filed on August 14, 2007, and is incorporated herein by reference. (*)

10.18
Form of stock option agreement for options granted to non-employee directors pursuant to the 2007 Equity Incentive Plan. This agreement was filed as Exhibit 10.2 to the company’s Form 10-Q for the quarter ended October 28, 2007, and incorporated herein by reference. (*)

10.19
Form of change in control and noncompetition agreement. This agreement was filed as Exhibit 10.3 to the company’s Form 10-Q for the quarter ended October 28, 2007, and incorporated herein by reference. (*)

10.20
Twelfth Amendment to Amended and Restated Credit Agreement dated as of December 27, 2007 among Culp, Inc. and Wachovia Bank, National Association as Agent and as Bank, filed as Exhibit 10.1 to the company’s Form 8-K dated December 27, 2007, and incorporated herein by reference.

10.21
Form of stock option agreement for options granted to executive officers pursuant to the 2007 Equity Incentive Plan, filed as Exhibit 10.1 to the company’s Form 10-Q dated September 10, 2008, and incorporated herein by reference. (*)

10.22	Written Summary of Culp Home Fashions Division Management Incentive Plan, filed as Exhibit 10.2 to the company’s Form 10-Q dated September 10, 2008, and incorporated herein by reference. (*)

10.23	Written Summary of Culp Inc. Corporate Management Incentive Plan, filed as Exhibit 10.3 to the company’s Form 10-Q dated September 10, 2008, and incorporated herein by reference. (*)

10.24
Note Purchase Agreement among Culp, Inc., Mutual of Omaha Insurance Company and United Omaha Insurance Company dated August 11, 2008, filed as Exhibit 10.2 to the company’s Form 8-K dated August 11, 2008, and incorporated herein by reference.

10.25
Thirteenth Amendment to Amended and Restated Credit Agreement dated as of November 3, 2008 among Culp, Inc. and Wachovia Bank, National Association as Agent and as Bank, filed as Exhibit 10.1 to the company’s Form 8-K dated November 6, 2008, and incorporated herein by reference.

10.26
Restricted Stock Agreement between the company and Franklin N. Saxon on January 7, 2009 pursuant to the 2007 Equity Incentive Plan, filed as Exhibit 10.6 to the company’s Form 10-Q dated March 13, 2009, and incorporated herein by reference. (*)

10.27
Restricted Stock Agreement between the company and Robert G. Culp, IV on January 7, 2009 pursuant to the 2007 Equity Incentive Plan, filed as Exhibit 10.7 to the company’s Form 10-Q dated March 13, 2009, and incorporated herein by reference. (*)

10.28
Restricted Stock Agreement between the company and Kenneth R. Bowling on January 7, 2009 pursuant to the 2007 Equity Incentive Plan, filed as Exhibit 10.8 to the company’s Form 10-Q dated March 13, 2009, and incorporated herein by reference. (*)

10.29
Form of restricted stock unit agreement for restricted stock units granted pursuant to the 2007 Equity Incentive Plan, filed as Exhibit 10.10 to the company’s Form 10-Q dated March 13, 2009, and incorporated herein by reference. (*)

10.30	Culp, Inc. Deferred Compensation Plan Scheduled for Selected Key Employees, filed as Exhibit 10.36 to the company’s Form 10-K dated July 16, 2009, and incorporated herein by reference. (*)

10.31
Fourteenth Amendment to Amended and Restated Credit Agreement dated as of July 15, 2009 among Culp, Inc. and Wachovia Bank, National Association as Agent and as Bank, filed as Exhibit 10.37 to the company’s Form 10-K dated July 16, 2009, and incorporated herein by reference.

21	List of subsidiaries of the company

23
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

24(a)	Power of Attorney of Patrick B. Flavin, dated July 15, 2010

24(b)	Power of Attorney of Kenneth R. Larson, dated July 15, 2010

24(c)	Power of Attorney of Kenneth W. McAllister, dated July15, 2010

31(a)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

b)         Exhibits:

The exhibits to this Form 10-K are filed at the end of this Form 10-K immediately preceded by an index.  A list of the exhibits begins on page 116 under the subheading “Exhibit Index.”

c)         Financial Statement Schedules:

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of July 2010.

CULP, INC.
By: /s/	Franklin N. Saxon
Franklin N. Saxon
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15h day of July 2010.

/s/	Robert G. Culp, III	/s/	Kenneth R. Larson *
	Robert G. Culp, III		Kenneth R. Larson
	(Chairman of the Board of Directors)		(Director)

/s/	Franklin N. Saxon	/s/	Kenneth R. Bowling
	Franklin N. Saxon		Kenneth R. Bowling
	Chief Executive Officer		Chief Financial Officer
	(principal executive officer)		(principal financial officer)
(Director)

/s/	Patrick B. Flavin*	/s/	Thomas B. Gallagher, Jr.
	Patrick B. Flavin		Thomas B. Gallagher, Jr.
	(Director)		Corporate Controller
(principal accounting officer)

/s/	Kenneth W. McAllister*
Kenneth W. McAllister
(Director)

*	By Kenneth R. Bowling, Attorney-in-Fact, pursuant to Powers of Attorney filed with the Securities and Exchange Commission.

EXHIBIT INDEX

Exhibit Number                                Exhibit

10.15	Written description of compensation arrangement for non-employee directors.

21	List of subsidiaries of the company

23
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

24(a)	Power of Attorney of Patrick B. Flavin, dated July 15, 2010

24(b)	Power of Attorney of Kenneth R. Larson, dated July 15, 2010

24(c)	Power of Attorney of Kenneth W. McAllister, dated July 15, 2010

31(a)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.