Form 10-Q
period 2010-08-01
CULP INC
filed 2010-09-10
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          ☐  YES      NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding at August 1, 2010:  13,084,137
Par Value: $0.05 per share

INDEX TO FORM 10-Q
For the period ended August 1, 2010

Item 1: Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE THREE MONTHS ENDED AUGUST 1, 2010 AND AUGUST 2, 2009
UNAUDITED
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED

	Amounts			Percent of Sales
	August 1,	August 2,	% Over	August 1,	August 2,
	2010	2009	(Under)	2010	2009

Net sales	$55,912	45,478	22.9%	100.0%	100.0%
Cost of sales	46,203	37,891	21.9%	82.6%	83.3%
Gross profit	9,709	7,587	28.0%	17.4%	16.7%

Selling, general and
administrative expenses	5,212	4,895	6.5%	9.3%	10.8%
Restructuring credit	(6)	(158)	(96.2)%	(0.0)%	(0.3)%
Income from operations	4,503	2,850	58.0%	8.1%	6.3%

Interest expense	210	357	(41.2)%	0.4%	0.8%
Interest income	(38)	(12)	216.7%	(0.1)%	(0.0)%
Other expense	53	514	89.7%	0.1%	1.1%
Income before income taxes	4,278	1,991	114.9%	7.7%	4.4%

Income taxes *	531	115	361.7%	12.4%	5.8%
Net income	$3,747	1,876	99.7%	6.7%	4.1%

Net income per share, basic	$0.29	0.15	93.3%
Net income per share, diluted	0.28	0.15	86.7%
Average shares outstanding, basic	12,870	12,653	1.7%
Average shares outstanding, diluted	13,199	12,751	3.5%

* Percent of sales column is calculated as a % of income before income taxes.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
AUGUST 1, 2010, AUGUST 2, 2009 AND MAY 2, 2010
UNAUDITED
(Amounts in Thousands)

	Amounts		Increase
	August 1,	August 2,	(Decrease)		* May 2,
	2010	2009	Dollars	Percent	2010

Current assets:
Cash and cash equivalents	$14,045	15,481	(1,436)	(9.3)%	18,295
Short-term investments	4,009	-	4,009	100.0%	3,023
Accounts receivable	18,342	13,837	4,505	32.6%	19,822
Inventories	29,687	21,717	7,970	36.7%	26,002
Deferred income taxes	138	52	86	165.4%	150
Assets held for sale	123	1,037	(914)	(88.1)%	123
Income taxes receivable	568	396	172	43.4%	728
Other current assets	1,646	1,531	115	7.5%	1,698
Total current assets	68,558	54,051	14,507	26.8%	69,841

Property, plant and equipment, net	30,471	24,013	6,458	26.9%	28,403
Goodwill	11,462	11,462	-	0.0%	11,462
Deferred income taxes	245	-	245	100.0%	324
Other assets	2,361	2,885	(524)	(18.2)%	2,568

Total assets	$113,097	92,411	20,686	22.4%	112,598

Current liabilities:
Current maturities of long-term debt	$194	4,817	(4,623)	(96.0)%	196
Current portion of obligation under a capital lease	-	452	(452)	(100.0)%	-
Accounts payable-trade	22,821	13,592	9,229	67.9%	22,278
Accounts payable - capital expenditures	498	725	(227)	(31.3)%	567
Accrued expenses	5,964	5,215	749	14.4%	9,613
Accrued restructuring costs	316	584	(268)	(45.9)%	324
Income taxes payable - current	182	72	110	152.8%	224
Total current liabilities	29,975	25,457	4,518	17.7%	33,202

Accounts payable - capital expenditures	-	550	(550)	(100.0)%	-
Income taxes payable - long-term	3,877	3,538	339	9.6%	3,876
Deferred income taxes	666	1,072	(406)	(37.9)%	982
Long-term debt, less current maturities	11,453	11,618	(165)	(1.4)%	11,491

Total liabilities	45,971	42,235	3,736	8.8%	49,551

Commitments and Contingencies (Note 18)

Shareholders' equity	67,126	50,176	16,950	33.8%	63,047

Total liabilities and
shareholders' equity	$113,097	92,411	20,686	22.4%	112,598

Shares outstanding	13,084	12,848	236	1.8%	13,052

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 1, 2010 AND AUGUST 2, 2009
UNAUDITED
(Amounts in Thousands)

	THREE MONTHS ENDED

	Amounts
	August 1,	August 2,
	2010	2009

Cash flows from operating activities:
Net income	$3,747	1,876
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,014	933
Amortization of other assets	130	157
Stock-based compensation	96	208
Excess tax benefit related to stock-based compensation	(169)	-
Deferred income taxes	(55)	-
Restructuring expenses, net of gain on sale of related assets	-	(112)
Foreign currency exchange losses	87	427
Changes in assets and liabilities:
Accounts receivable	1,475	4,291
Inventories	(3,686)	2,263
Other current assets	41	(271)
Other assets	(27)	(15)
Accounts payable - trade	541	(3,431)
Accrued expenses	(3,626)	(1,317)
Accrued restructuring	(8)	(269)
Income taxes	149	(169)
Net cash (used in) provided by operating activities	(291)	4,571

Cash flows from investing activities:
Capital expenditures	(3,151)	(892)
Purchase of short-term investments	(986)	-
Proceeds from the sale of equipment	-	284
Net cash used in investing activities	(4,137)	(608)

Cash flows from financing activities:
Payments on vendor-financed capital expenditures	-	(87)
Payments on capital lease obligation	-	(174)
Payments on long-term debt	(32)	-
Debt issuance costs	-	(15)
Proceeds from common stock issued	170	-
Excess tax benefit related to stock-based compensation	169	-
Net cash provided by (used in) financing activities	307	(276)

Effect of exchange rate changes on cash and cash equivalents	(129)	(3)

(Decrease) increase in cash and cash equivalents	(4,250)	3,684

Cash and cash equivalents at beginning of period	18,295	11,797

Cash and cash equivalents at end of period	$14,045	15,481

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed	Accumulated	Other	Total
	Common Stock		in Excess	(Deficit)	Comprehensive	Shareholders’
	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, May 3, 2009	12,767,527	$638	47,728	(355)	20	$48,031
Net income	-	-	-	13,188	-	13,188
Stock-based compensation	-	-	834	-	-	834
Gain on cash flow hedge, net of taxes	-	-	-	-	83	83
Restricted stock granted	80,000	4	(4)	-	-	-
Common stock issued in connection
with performance based units	80,000	4	(4)	-	-	-
Common stock surrendered for
withholding taxes payable	(20,658)	(1)	(190)	-	-	(191)
Excess tax benefit related to stock
based compensation	-	-	429	-	-	429
Common stock issued in connection					.
with stock option plans	144,916	7	666	-	-	673
Balance, May 2, 2010	13,051,785	652	49,459	12,833	103	63,047
Net income	-	-	-	3,747	-	3,747
Stock-based compensation	-	-	96	-	-	96
Loss on cash flow hedge, net of taxes	-	-	-	-	(103)	(103)
Excess tax benefit related to stock
based compensation	-	-	169	-	-	169
Common stock issued in connection
with stock option plans	32,352	2	168	-	-	170
Balance, August 1, 2010	13,084,137	$654	49,892	16,580	-	$67,126

See accompanying notes to consolidated financial statements.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiaries (the “company”) include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position.  All of these adjustments are of a normal recurring nature.  Results of operations for interim periods may not be indicative of future results.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2010 for the fiscal year ended May 2, 2010.

The company’s three months ended August 1, 2010 and August 2, 2009, represent 13 week periods, respectively.

Certain prior year amounts have been reclassified on the Consolidated Statement of Cash Flows to conform to current year presentation and reflect the effects of foreign exchange losses and gains on operating cash flows and cash and cash equivalents held as of August 2, 2009. Reclassifications are not material to total net cash provided by operating activities, total net cash used in investing activities, and total net cash used in financing activities.

2. Significant Accounting Policies

As of August 1, 2010, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended May 2, 2010.

Recently Adopted Accounting Pronouncements

ASC Topic 860

In June 2009, the FASB amended certain provisions of ASC Topic 860, Transfers and Servicing (previously reported as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”). The amended provisions of ASC Topic 860 eliminate the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The amended provisions of ASC Topic 860 are effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. We adopted the provisions of ASC Topic 860 in the first quarter of fiscal 2011. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

ASC Topic 810

In June 2009, the FASB amended certain provisions of ASC Topic 810, Consolidation (previously reported as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) which revised the consolidation guidance for variable-interest entities. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. The amended provisions of ASC Topic 810 are effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. We adopted the provisions of ASC Topic 860 in the first quarter of fiscal 2011. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

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

3.  Stock-Based Compensation

Incentive Stock Option Awards

We did not grant any incentive stock option awards during the first quarter of fiscal 2011.

At August 1, 2010, options to purchase 466,599 shares of common stock were outstanding, had a weighted average exercise price of $5.90 per share, and a weighted average contractual term of 3.9 years. At August 1, 2010, the aggregate intrinsic value for options outstanding was $2.1 million.

At August 1, 2010, outstanding options to purchase 369,199 shares of common stock were exercisable, had a weighted average exercise price of $5.82 per share, and a weighted average contractual term of 2.9 years. At August 1, 2010, the aggregate intrinsic value for options exercisable was $1.7 million.

The aggregate intrinsic value for options exercised during the first quarter of fiscal 2011 was $152,000. No options were exercised during the first quarter of fiscal 2010.

The remaining unrecognized compensation cost related to incentive stock option awards at August 1, 2010, was $297,000 which is expected to be recognized over a weighted average period of 2.3 years.

We recorded $44,000 and $97,000 of compensation expense on incentive stock option grants within selling, general, and administrative expense for the three-month periods ended August 1, 2010 and August 2, 2009, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Time Vested Restricted Stock Awards

We did not grant any time vested restricted stock awards during the first quarter of fiscal 2011.

We recorded $40,000 and $21,000 of compensation expense within selling, general, and administrative expense for time vested restricted stock awards for the three-month periods ending August 1, 2010 and August 2, 2009, respectively.

At August 1, 2010, there were 195,000 shares of time vested restricted stock outstanding and unvested. Of the 195,000 shares outstanding and unvested, 115,000 shares (granted on January 7, 2009) vest in equal one-third installments on May 1, 2012, 2013, and 2014, respectively. The remaining 80,000 shares (granted on July 1, 2009) vest in equal one-third installments on July 1, 2012, 2013, and 2014, respectively. At August 1, 2010, the weighted average fair value of these outstanding and unvested shares was $3.63 per share.

At August 1, 2010, the remaining unrecognized compensation cost related to the unvested restricted stock awards was $479,000, which is expected to be recognized over a weighted average vesting period of 2.9 years.

Performance Based Restricted Stock Units

We did not grant any performance based restricted stock units during the first quarter of fiscal 2011.

On January 7, 2009, and under our 2007 Equity Incentive Plan, certain key management employees and a non-employee were granted 120,000 shares of performance based restricted stock units. This award contingently vests in one-third increments, if in any discreet period of two consecutive quarters from February 2, 2009 through April 30, 2012, certain performance goals are met. As of August 1, 2010, the performance goals as defined in the agreement were met and as a result, all of the performance based restricted stock units have vested.

The fair value (the closing price of the company’s common stock) of the performance based restricted stock units granted to key management employees is measured at the date of grant (January 7, 2009) and was $1.88 per share. The fair value (the closing price of the company’s common stock) of the performance based restricted stock units granted to a non-employee is measured at the earlier date of when the performance criteria are met or the end of each reporting period. At August 1, 2010, the performance based restricted stock units granted to the non-employee vested in one-third increments on August 2, 2009, January 31, 2010, and August 1, 2010, respectively. The restricted stock award vested on August 2, 2009, January 31, 2010, and August 1, 2010, were measured at $6.59, $13.01, and $10.42 per share, respectively, which represents the closing price of the company’s common stock at the date in which the performance criteria was met.

We recorded $12,000 and $90,000 of compensation expense within selling, general, and administrative expense for performance based restricted stock units for the three month periods ended August 1, 2010 and August 2, 2009, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Of the 120,000 vested shares, 105,000 and 15,000 pertained to key management employees and a non-employee, respectively. The total fair value of the 120,000 performance based restricted stock units that vested was $348,000 with a weighted average fair value of $2.90 per share.

Other Share-Based Arrangements

We have a stock-based agreement with a non-employee that requires the company to settle in cash and is indexed by shares of the company’s common stock as defined in the agreement. The cash settlement is based on a 30-day average closing price of the company’s common stock at the time of payment. At August 1, 2010, this agreement was indexed by approximately 68,260 shares of the company’s common stock. The fair value of this agreement is included in accrued expenses and was $762,000 and $821,000 at August 1, 2010 and May 2, 2010, respectively. We recorded a decrease in this accrual of $59,000 to reflect the change in fair value for the three month period ending August 1, 2010. The company recorded an increase in this accrual of $139,000 to reflect the change in fair value for the three month period ending August 2, 2009. We did not make any payments under this arrangement for the three-month periods ending August 1, 2010 and August 2, 2009, respectively.

4.  Accounts Receivable

A summary of accounts receivable follows:

(dollars in thousands)	August 1, 2010	May 2, 2010
Customers	$20,230	$21,678
Allowance for doubtful accounts	(1,275)	(1,322)
Reserve for returns and allowances and discounts	(613)	(534)
	$18,342	$19,822

A summary of the activity in the allowance for doubtful accounts follows:

	Three months ended
(dollars in thousands)	August 1, 2010	August 2, 2009
Beginning balance	$(1,322)	$(1,535)
Provision for bad debts	23	(46)
Net write-offs, net of recoveries	24	479
Ending balance	$(1,275)	$(1,102)

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

	Three months ended
(dollars in thousands)	August 1, 2010	August 2, 2009
Beginning balance	$(534)	$(442)
Provision for returns, allowances
and discounts	(646)	(599)
Credits issued	567	494
Ending balance	$(613)	$(547)

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.  Inventories

Inventories are carried at the lower of cost or market.  Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	August 1, 2010	May 2, 2010
Raw materials	$6,717	$5,639
Work-in-process	2,372	2,160
Finished goods	20,598	18,203
	$29,687	$26,002

6.  Other Assets

A summary of other assets follows:

(dollars in thousands)	August 1, 2010	May 2, 2010
Cash surrender value – life insurance	$1,315	$1,312
Non-compete agreements, net	735	843
Other	311	413
	$2,361	$2,568

We recorded non-compete agreements in connection with our asset purchase agreements with International Textile Group, Inc. (ITG) and Bodet & Horst. These non-compete agreements pertain to our mattress fabrics segment. The non-compete agreement associated with ITG is amortized on a straight line basis over the four year life of the agreement. The non-compete agreement associated with Bodet & Horst is amortized on a straight line basis over the six year life of the agreement and requires quarterly payments of $12,500 over the life of the agreement. As of August 1, 2010, the total remaining non-compete payments were $200,000.

The gross carrying amount of these non-compete agreements was $2.1 million at August 1, 2010 and May 2, 2010, respectively. At August 1, 2010 and May 2, 2010, accumulated amortization for these non-compete agreements were $1.4 million and $1.3 million, respectively. Amortization expense for these non-compete agreements was $122,000 and $138,000 for the three month periods ended August 1, 2010 and August 2, 2009, respectively. The remaining amortization expense (which includes the total remaining Bodet & Horst non-compete payments of $200,000) for the next five fiscal years follows: FY 2011 - $292,000; FY 2012 - $198,000; FY 2013 - $198,000; FY 2014 - $198,000; and FY 2015 - $49,000. The weighted average amortization period for these non-compete agreements is 4.0 years as of August 1, 2010.

Our cash surrender value – life insurance balances at August 1, 2010 and May 2, 2010, are payable upon death of the respective insured.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.  Accounts Payable – Capital Expenditures

At August 1, 2010, we had amounts due regarding capital expenditures totaling $498,000, of which $377,000 was vendor-financed and $121,000 was non-vendor financed. Our vendor-financed arrangement bears interest at a fixed interest rate of 7.14%. The total outstanding amount of $498,000 is required to be paid in full during fiscal 2011.

At May 2, 2010, we had total amounts due regarding capital expenditures totaling $567,000, of which $377,000 was vendor-financed and $190,000 was non-vendor financed.

8.  Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	August 1, 2010	May 2, 2010
Compensation, commissions and related benefits	$3,427	$7,460
Interest	414	187
Other accrued expenses	2,123	1,966
	$5,964	$9,613

9.  Long-Term Debt and Lines of Credit

A summary of long-term debt and lines of credit follows:

(dollars in thousands)	August 1, 2010	May 2, 2010
Unsecured senior term notes	$11,000	$11,000
Canadian government loan	647	687
	11,647	11,687
Current maturities of long-term debt	(194)	(196)
Long-term debt, current maturities of long-term debt	$11,453	$11,491

Unsecured Term Notes

In connection with the Bodet & Horst acquisition, we entered into a note agreement dated August 11, 2008. This agreement provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The principal payments are payable over an average term of 5 years through August 11, 2015. This agreement contains customary financial and other covenants as defined in the agreement.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Government of Quebec Loan

We have an agreement with the Government of Quebec for a term loan that is non-interest bearing and is payable in 48 equal monthly installments (denominated in Canadian dollars) commencing December 1, 2009. The proceeds were used to partially finance capital expenditures at our Rayonese facility located in Quebec, Canada. At August 1, 2010, the outstanding balance on this loan was valued at $667,000 and $647,000 in Canadian and U.S. dollars, respectively.

Revolving Credit Agreement – United States

At August 1, 2010, we had an unsecured credit agreement that provided for a revolving loan commitment of $6.5 million, including letters of credit up to $5.5 million. This agreement calculated interest payable at the one-month LIBOR plus an adjustable margin (all in rate of 2.83% at August 1, 2010) based on the company’s debt/EBITDA ratio, as defined in the agreement. As of August 1, 2010, there were $425,000 in outstanding letters of credit (all of which related to workers compensation) and no borrowings outstanding under the agreement.

On August 13, 2010, we entered into a sixteenth amendment to this revolving credit agreement. This amendment provides for a loan commitment of $6.5 million, including letters of credit of $3.0 million. This amendment extended the term of this agreement through August 15, 2012 and provides for a pricing matrix to determine the interest rate payable on loans made under this agreement. This amendment also increased the annual capital expenditure limit from $4.0 million to $10.0 million.

Revolving Credit Agreement – China

We have an unsecured credit agreement that provides for a line of credit of up to approximately $6.0 million and expires on March 2, 2011. This agreement bears interest at a rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of August 1, 2010.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At August 1, 2010, the company was in compliance with these financial covenants.

At August 1, 2010, the principal payment requirements of long-term debt during the next five years are: Year 1 – $194,000; Year 2 - $2.4 million; Year 3 - $2.4 million; Year 4 - $2.3 million; Year 5 - $2.2 million; and thereafter - $2.2 million.

10. Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of the company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities.  At August 1, 2010, the carrying value of the company’s long-term debt was $11.6 million and the fair value was $11.3 million. At May 2, 2010, the carrying value of the company’s long-term debt was $11.7 million and the fair value was $11.1 million.

11. Derivatives

Canadian Dollar Foreign Exchange Contract

On January 21, 2009, we entered into a Canadian dollar foreign exchange contract to mitigate the risk of foreign exchange rate fluctuations associated with its loan with the Government of Quebec. The agreement effectively converted the Canadian dollar principal payments at a fixed Canadian dollar foreign exchange rate compared with the United States dollar of 1.21812 and was due to expire on November 1, 2013. During the first quarter of fiscal 2011, we elected to terminate this contract due to the current favorable Canadian dollar foreign exchange rates in comparison to the fixed contractual rate noted above.

In accordance with the provisions ASC Topic 815, Derivatives and Hedging, our Canadian dollar foreign exchange contract was designated as a cash flow hedge, with the fair value of this financial instrument recorded in other assets and changes in fair value recorded in accumulated other comprehensive income. ASC Topic 815 requires disclosure of gains and losses on derivative instruments in the following tabular format.

	(Amounts in Thousands)
	Fair Values of Derivative Instruments As of,

	August 1, 2010		May 2, 2010

Derivatives designated as hedging instruments under ASC Topic 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Canadian dollar foreign exchange contract	Other assets	$-	Other assets	$103

Derivatives in ASC Topic 815 Net Investment Hedging Relationships	Amt of Gain (Loss) (net of tax) Recognized in OCI on Derivative (Effective Portion) and recorded in Other assets and Accrued Expenses at Fair Value		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (net of tax) or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

	August 1, 2010	August 2, 2009		August 1, 2010	August 2, 2009		August 1, 2010	August 2, 2009

Canadian Dollar Foreign Exchange Contract	$(103)	$61	Other Expense	$5	$ -	Other Expense	$79	$ -

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.  Cash Flow Information

Payments for interest and income taxes follows:

	Three months ended
(dollars in thousands)	August 1, 2010	August 2, 2009
Interest	$-	$24
Net income tax payments	445	171

Interest costs of $17,000 for the construction of qualifying property, plant, and equipment were capitalized for the three month period ending August 1, 2010. No interest costs were capitalized for the three month period ending August 2, 2009.

13.  Net Income Per Share

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

	Three months ended
(amounts in thousands)	August 1, 2010	August 2, 2009
Weighted average common shares outstanding, basic	12,870	12,653
Dilutive effect of stock-based compensation	329	98
Weighted average common shares outstanding, diluted	13,199	12,751

All options of common stock were included in the computation of diluted net income for the three months ending August 1, 2010, as the exercise price of the options was less than the average market price of the common shares. Options to purchase 215,375 shares of common stock were not included in the computation of diluted net income per share for the three months ended August 2, 2009, as the exercise price of the options was greater than the average market price of the common shares.

The computation of basic net income per share for the three months ending August 1, 2010, did not include 195,000 shares of time vested restricted common stock as these shares were unvested.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.  Comprehensive Income

Comprehensive income is the total income and other changes in shareholders’ equity, except those resulting from investments by shareholders and distributions to shareholders not reflected in net income.

A summary of comprehensive income follows:

	Three months ended
(dollars in thousands)	August 1, 2010	August 2, 2009
Net income	$3,747	$1,876
(Loss) gain on cash flow hedge, net of income taxes	(103)	61
Comprehensive income	$3,644	$1,937

15.  Segment Information

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.  The mattress fabrics segment manufactures and sells fabrics to bedding manufacturers.  The upholstery fabrics segment manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

We evaluate the operating performance of our segments based upon income (loss) from operations before restructuring and related charges or (credits), certain unallocated corporate expenses, and other non-recurring items. Cost of sales in both segments include costs to manufacture or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges.  Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and all costs related to being a public company.  Segment assets include assets used in the operations of each segment and primarily consist of accounts receivable, inventories, and property, plant and equipment.  The mattress fabrics segment also includes in segment assets, assets held for sale, goodwill and non-compete agreements associated with certain acquisitions.  The upholstery fabrics segment also includes assets held for sale in segment assets.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial information for the company’s operating segments follows:

	Three months ended
(dollars in thousands)	August 1, 2010	August 2, 2009
Net sales:
Mattress Fabrics	$30,918	$26,275
Upholstery Fabrics	24,994	19,203
	$55,912	$45,478

Gross profit:
Mattress Fabrics	$5,990	$4,761
Upholstery Fabrics	3,719	2,797
Total segment gross profit	9,709	7,558
Restructuring related credit	-	29 (2)
	$9,709	$7,587

Selling, general, and administrative expenses:
Mattress Fabrics	$1,996	$1,809
Upholstery Fabrics	2,101	2,033
Total segment selling, general, and
administrative expenses	4,097	3,842
Unallocated corporate expenses	1,115	1,053
	$5,212	$4,895

Income from operations:
Mattress Fabrics	$3,994	$2,952
Upholstery Fabrics	1,618	764
Total segment income from operations	5,612	3,716
Unallocated corporate expenses	(1,115)	(1,053)
Restructuring and related credits	6 (1)	187 (3)
Total income from operations	4,503	2,850
Interest expense	(210)	(357)
Interest income	38	12
Other expense	(53)	(514)
Income before income taxes	$4,278	$1,991

(1)	The $6 restructuring credit primarily represents a credit for employee termination benefits. This restructuring credit relates to the Upholstery Fabrics segment

(2)
The $29 restructuring related credit represents a credit of $50 for sales of inventory previously reserved for and a charge of $21 for other operating costs associated with a closed plant facility. This restructuring related credit relates to the Upholstery Fabrics segment.

(3)
The $187 restructuring and related credit represents a credit of $112 for sales proceeds received on equipment with no carrying value, a credit of $78 for lease termination and other exit costs, a credit of $50 for sales of inventory previously reserved for, offset by a charge of $21 for other operating costs associated with a closed plant facility, and a charge of $32 for employee termination benefits. This restructuring and related credit relates to the Upholstery Fabrics segment.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	August 1, 2010	May 2, 2010
Segment assets:
Mattress Fabrics
Current assets (4)	$25,286	$22,307
Assets held for sale	34	34
Non-compete agreements, net	735	843
Goodwill	11,462	11,462
Property, plant and equipment (5)	28,813	26,720
Total mattress fabrics assets	66,330	61,366
Upholstery Fabrics
Current assets (4)	22,743	23,517
Assets held for sale	89	89
Property, plant and equipment (6)	1,000	989
Total upholstery fabrics assets	23,832	24,595
Total segment assets	90,162	85,961
Non-segment assets:
Cash and cash equivalents	14,045	18,295
Short-term investments	4,009	3,023
Income taxes receivable	568	728
Deferred income taxes	383	474
Other current assets	1,646	1,698
Property, plant and equipment (7)	658	694
Other assets	1,626	1,725
Total assets	$113,097	$112,598

	Three months ended
(dollars in thousands)	August 1, 2010	August 2, 2009
Capital expenditures (8):
Mattress Fabrics	$2,967	$680
Upholstery Fabrics	85	-
Unallocated Corporate	30	20
Total capital expenditures	$3,082	$700
Depreciation expense:
Mattress Fabrics	$877	$900
Upholstery Fabrics	137	33
Total depreciation expense	1,014	933

(4)	Current assets represent accounts receivable and inventory for the respective segment.

(5)
The $28.8 million at August 1, 2010, represents property, plant, and equipment of $19.9 million and $8.9 million located in the U.S. and Canada, respectively. The $26.7 million at May 2, 2010, represents property, plant, and equipment of $18.8 million and $7.9 million located in the U.S. and Canada, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)
The $1.0 million at August 1, 2010, represents property, plant, and equipment of $832 and $168 located in the U.S. and China, respectively. The $989 at May 2, 2010, represents property, plant, and equipment located in the U.S. of $887 and China of $102, respectively.

(7)
The $658 and $694 at August 1, 2010 and May 2, 2010, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate are located in the U.S.

(8)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

16.  Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $531,000, or 12.4% of income before income tax expense, for the three month period ended August 1, 2010, compared to income tax expense of $115,000 or 5.8% of income before income tax expense, for the three month period ended August 2, 2009. Our effective income tax rates for the three month periods ended August 1, 2010, and August 2, 2009, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The income tax expense for the three month period ended August 1, 2010, is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•
The income tax rate was reduced by 18% for a reduction in the valuation allowance recorded against substantially all of our net deferred tax assets. This reduction in the valuation allowance is primarily due to U.S. taxable income expected in fiscal 2011.

•
The income tax rate was reduced by 7% for adjustments made to our Canadian deferred tax liabilities and associated with our election to file our Canadian income tax returns in U.S. dollars commencing with our fiscal 2011 tax year. Our Canadian income tax returns were filed in Canadian dollars for fiscal years prior to fiscal 2011. This adjustment totaled $315,000 and represents a discrete event in which the full tax effects were recorded in the first quarter of fiscal 2011.

•
The income tax rate was reduced by 6% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

•	The income tax rate increased 9% for an increase in unrecognized tax benefits.

•	The income tax rate was increased by 0.4% for stock-based compensation and other miscellaneous items.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The income tax expense for the three month period ending August 2, 2009, is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•
The income tax rate was reduced by 44% for a reduction in the valuation allowance recorded against substantially all of the company’s net deferred tax assets. This reduction in the valuation allowance is primarily due to U.S. taxable income generated by the repatriation of undistributed earnings from the company’s subsidiaries located in China and the resulting utilization of the U.S. net operating loss carryforwards.

•
The income tax rate was reduced by 14% for the tax effects of foreign exchange losses on U.S. denominated account balances in which income taxes are paid in Canadian dollars. The Canadian foreign exchange rate in relation to the U.S. dollar has been very volatile due to changes in oil prices and the unfavorable global economic conditions.

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

 Deferred Income Taxes

In accordance with ASC Topic 740, we evaluate our deferred income taxes each reporting period to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on this assessment, we recorded a valuation allowance of $22.2 million at August 1, 2010. This valuation allowance of $22.2 million consists of a full valuation allowance of $21.0 million against our net deferred assets associated with our U.S. operations and a partial valuation allowance of $1.2 million against our net deferred tax assets associated with our China operations.

Our net deferred tax asset regarding our U.S. operations primarily resulted from the recording of the income tax benefit of U.S. income tax loss carryforwards over the last several years, which totaled $64.0 million at May 2, 2010. The cumulative U.S. pre-tax losses incurred over the last several years, the significant uncertainty in current and expected demand for furniture and mattresses, and the prevailing uncertainty in the overall economic climate, has made it very difficult to forecast our financial results associated with our U.S. operations. Based on this significant negative evidence, we maintain our position that it is more-likely-than-not that the U.S. net deferred tax assets will not be fully recovered. Consequently, we recorded a full allowance of $21.0 million against our U.S. net deferred tax assets.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our net deferred tax asset regarding our China operations primarily pertains to the book versus tax basis difference associated with our China operations’ fixed assets. This book versus tax basis difference resulted from our impairment losses and fixed asset write-downs associated with our September 2008 Upholstery Fabrics restructuring plan. In order for this net deferred tax asset to be realized, our China operations must have sufficient pre-tax income levels to utilize tax depreciation expense each of the next four fiscal years. Due to the favorable results from our restructuring activities and profit improvement plan initiated in the second quarter of fiscal 2009, our China operations have been profitable, reporting pre-tax income of $2.1 million in the first quarter of fiscal 2011 and $7.9 million in fiscal 2010. However, our China operations substantially performed on a break-even basis over a cumulative period of the last three fiscal years (fiscal 2008 through fiscal 2010). The significant uncertainty in current and expected demand for furniture, and the prevailing uncertainty in the overall economic climate, has made it very difficult to forecast medium and long-term financial results associated with our China operations. Based on the current economic conditions, we believe it is too uncertain to project pre-tax income associated with our China operations after fiscal 2011. Based on this significant positive and negative evidence, we recorded a partial valuation allowance of $1.2 million against net deferred tax assets associated with our China operations for tax versus book depreciation that is expected to reverse beyond fiscal 2011. At August 1, 2011, the company’s noncurrent deferred tax asset of $245,000 pertains to the tax versus book depreciation that is projected to reverse in fiscal 2011.

The recorded valuation allowance of $22.2 million has no effect on our operations, loan covenant compliance, or the possible realization of the U.S. income tax loss carryforwards in the future. If it is determined that it is more-likely-than-not that we will realize any of these U.S. income tax loss carryforwards, an income tax benefit would be recognized at that time.

At August 1, 2010, the current deferred tax asset of $138,000 represents $81,000 and $57,000 from our operations located in Canada and China, respectively. At May 2, 2010, the current deferred tax asset of $150,000 represents $84,000 and $66,000 from our operations located in Canada and China, respectively. At August 1, 2010, the non-current deferred tax asset of $245,000 pertains to our operations located in China. May 2, 2010, the non-current deferred tax asset of $324,000 pertains to our operations located in China. At August 1, 2010, the non-current deferred tax liability of $666,000 pertains to our operations located in Canada. May 2, 2010, the non-current deferred tax liability of $982,000 pertains to our operations located in Canada.

Uncertainty In Income Taxes

At August 1, 2010, we had $10.5 million of total gross unrecognized tax benefits, of which $3.9 million represents the amount of gross unrecognized tax benefits that, if recognized would favorably affect the income tax rate in future periods. Of the $10.5 million in gross unrecognized tax benefits as of August 1, 2010, $6.6 million were classified as net non-current deferred income taxes and $3.9 million were classified as income taxes payable –long-term in the accompanying consolidated balance sheets.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We estimate that the amount of gross unrecognized tax benefits will increase by approximately $1.5 million for fiscal 2011. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

17.  Statutory Reserves

Our subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of August 1, 2010, the company’s statutory surplus reserve was $2.4 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Our subsidiaries located in China can transfer funds to the parent company with the exception of the statutory surplus reserve of $2.4 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

18.	Commitments and Contingencies

We leased a manufacturing facility in Chattanooga, Tennessee from Joseph E. Proctor d/b/a Jepco Industrial Warehouses (the “Landlord’) for a term of 10 years. This lease expired on April 30, 2008. The company closed this facility approximately five years ago and has not occupied the facility except to provide supervision and security. We continued to make our lease payments to the landlord as required by the lease. A $1.4 million lawsuit was filed by the Landlord on April 10, 2008, in the Circuit Court for Hamilton County Tennessee  to collect the remainder of the rent due under the lease for the months of March and April  of 2008, additional expenses to be paid by the company for March and April 2008, including utilities, insurance, property taxes, and other tenant-paid expenses that would result in the triple net rent due the Landlord, and for extensive repairs, refitting, renovation, and capital improvement items the Landlord alleges he is entitled to have the company pay for. The Landlord unilaterally took possession of the leased premises on or about March 10, 2008, even though the lease was in good standing and the company was entitled to complete possession. Consequently, the company paid lease payments through March 10, 2008 but the Landlord has not accepted the company’s position. We will assert the repossessory action of the Landlord as a bar to his further action under the lease to collect any items from the company. A significant portion of the Landlord’s claim relates to the company’s alleged liability for physical damage to the premises, to refit the premises to its original condition, and to make physical improvements or alterations to the premises. We dispute the matters described in this litigation and intend to defend ourself vigorously. For these reasons noted above and because management does not believe there is a liability, no reserve has been recorded.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A lawsuit was filed against us and other defendants (Chromatex, Inc., Rossville Industries, Inc., Rossville Companies, Inc. and Rossville Investments, Inc.) on February 5, 2008 in United States District Court for the Middle District of Pennsylvania. The plaintiffs are Alan Shulman, Stanley Siegel, Ruth Cherenson as Personal Representative of Estate of Alan Cherenson, and Adrienne Rolla and M.F. Rolla as Executors of the Estate of Joseph Byrnes. The plaintiffs were partners in a general partnership that formerly owned a manufacturing plant in West Hazleton, Pennsylvania (the “Site”). Approximately two years after this general partnership sold the Site to defendants Chromatex, Inc. and Rossville Industries, Inc. we leased and operated the Site as part of our Rossville/Chromatex division. The lawsuit involves court judgments that have been entered against the plaintiffs and against defendant Chromatex, Inc. requiring them to pay costs incurred by the United States Environmental Protection Agency (“USEPA”) responding to environmental contamination at the Site, in amounts approximating  $8.6 million, plus unspecified future environmental costs. Neither USEPA nor any other governmental authority has asserted any claim against the company on account of these matters. The plaintiffs seek contribution from the company and other defendants and a declaration that the company and the other defendants are responsible for environmental response costs under environmental laws and certain agreements. The plaintiffs also assert that we tortiously interfered with contracts between them and other defendants in the case and diverted assets to prevent the plaintiffs from being paid monies owed to them. We do not believe we have any liability for the matters described in this litigation and intend to defend ourselves vigorously. In addition, we have an indemnification agreement with certain other defendants in the litigation pursuant to which the other defendants agreed to indemnify us for any damages we incur as a result of the environmental matters that are subject of this litigation, although it is unclear whether the indemnitors have significant assets at this time. For these reasons, no reserve has been recorded.

In addition to the above, the company is involved in legal proceedings and claims which have arisen in the ordinary course of business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

At August 1, 2010, the company had open purchase commitments to acquire equipment with regards to its mattress fabrics segment totaling $1.5 million.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain statements that may be deemed “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934).  Such statements are inherently subject to risks and uncertainties.  Further, forward looking statements are intended to speak only as of the date on which they are made.  Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “estimate,” “plan” and “project” and their derivatives, and include but are not limited to statements about expectations for the company’s future operations or success, sales, gross profit margins, operating income, SG&A, income taxes, or other expenses, and earnings, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, increases in utility and energy costs, and general economic conditions.  Decreases in these economic indicators could have a negative effect on the company’s business and prospects.  Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely.  In addition, changes in consumer preferences for various categories of furniture and bedding coverings, as well as changes in costs to produce such products (including import duties and quotas or other import costs) can have a significant effect on demand for the company’s products.  Changes in the value of the U.S. dollar versus other currencies can affect the company’s financial results because a significant portion of the company’s operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make the company’s products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on the company’s sales of products produced in those countries. Further, economic and political instability in international areas could affect the company’s operations or sources of goods in those areas, as well as demand for the company’s products in international markets. Further information about these factors, as well as other factors that could affect the company’s future operations or financial results and the matters discussed in forward-looking statements are included in Item 1A “Risk Factors” section in the company’s Form 10-K filed with the Securities and Exchange Commission on July 15, 2010 for the fiscal year ended May 2, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

Executive Summary

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The three months ended August 1, 2010, and August 2, 2009, represent 13 week periods, respectively. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment primarily manufacturers, sources and sells fabrics to bedding manufacturers. The upholstery fabrics segment sources, manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers. We believe that Culp is the largest marketer of mattress fabrics in North America, and one of the largest marketers of upholstery fabrics for furniture in North America, both measured by total sales.

We evaluate the operating performance of our segments based upon income (loss) from operations before restructuring and related charges or credits, certain unallocated corporate expenses, and other non-recurring items. Cost of sales in both segments include costs to manufacture or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses represent primarily compensation and benefits for certain executive officers and all costs related to being a public company. Segment assets include assets used in operations of each segment and primarily consist of accounts receivable, inventories, and property, plant, and equipment. The mattress fabrics segment also includes assets held for sale, goodwill and non-compete agreements associated with certain acquisitions. The upholstery fabrics segment also includes assets held for sale in its segment assets.

Our financial results for the first quarter of fiscal 2011 reflect significant improvement in sales and profitability over the first quarter of fiscal 2010.  Net sales increased 23% for the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010, as our upholstery and mattress fabric segments experienced year over year gains of 30% and 18%, respectively. Income before income taxes was $4.3 million for the first quarter of fiscal 2011, or 7.7% of net sales, compared with $2.0 million, or 4.4% of net sales, for the first quarter of fiscal 2010. Net income was $3.7 million, or $0.28 per diluted share, in the first quarter of fiscal 2011, compared with $1.9 million, or $0.15 per diluted share, in the first quarter of fiscal 2010. Our stronger sales for the first quarter of fiscal 2011 reflect better consumer demand trends than a year ago, particularly in the first two months of the quarter, as well as success from our sales and marketing initiatives. Our improved profitability reflects the higher sales volume, as well as the benefits of a leaner and more cost-efficient operating platform.

The mattress fabric segment reported net sales of $30.9 million in the first quarter of fiscal 2011, an increase of 18% compared with $26.3 million in the first quarter of fiscal 2010. This increase in net sales reflects strong retail demand in the bedding industry in the first two months of this fiscal quarter and the closure of a key competitor in late calendar 2009. The mattress fabric segment reported operating income of $4.0 million in the first quarter of fiscal 2011 compared with $3.0 million in the first quarter of fiscal 2010. Operating margins improved to 13% in the first quarter of fiscal 2011 compared with 11% in the first quarter of fiscal 2010. This increase in operating income and margins is primarily due to higher sales volume and efficiency gains stemming from our capital investment programs.

The upholstery fabric segment reported net sales of $25.0 million in the first quarter of fiscal 2011, an increase of 30% compared with $19.2 million in the first quarter of fiscal 2010. This increase in net sales reflects growth from our operations located in China, the success of our product development, sales and marketing initiatives, and an increase in overall consumer demand. Operating income for the first quarter of fiscal 2011 was $1.6 million compared with $764,000 in the first quarter of fiscal 2010. Operating margins improved to 6.5% in the first quarter of fiscal 2011 compared with 4.0% in the first quarter of fiscal 2010. This improvement is due to a higher sales volume and a leaner and more agile manufacturing platform that includes a China operation that is scalable, but not capital intensive.

Our cash and cash equivalents and short-term investment balance totaled $18.1 million at August 1, 2010 compared with $21.3 million at May 2, 2010. This decrease reflects planned cash capital expenditures of $3.2 million that mostly related to our mattress fabrics segment. During the first quarter of fiscal 2011, the company maintained its strong financial position. Our cash and cash equivalents and short-term investment balance of $18.1 million exceeded our total debt (current maturities of long-term debt and long-term debt) of $11.6 million. Our next major scheduled principal payment of $2.2 million is not due until August 2011. As of August 1, 2010, our lines of credit totaling $12.5 million had no outstanding balances. All of our long-term debt and line of credit agreements are unsecured.

The following tables set forth the company’s statement of operations by segment for the three months ended August 1, 2010, and August 2, 2009.

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE THREE MONTHS ENDED AUGUST 1, 2010 AND AUGUST 2, 2009

(Amounts in thousands)

	THREE MONTHS ENDED (UNAUDITED)

	Amounts			Percent of Sales
	August 1,	August 2,	% Over	August 1,	August 2,
Net Sales by Segment	2010	2009	(Under)	2010	2009

Mattress Fabrics	$30,918	26,275	17.7%	55.3%	57.8%
Upholstery Fabrics	24,994	19,203	30.2%	44.7%	42.2%

Net Sales	$55,912	45,478	22.9%	100.0%	100.0%

Gross Profit by Segment						Gross Profit Margin

Mattress Fabrics	$5,990	4,761		25.8%		19.4%	18.1%
Upholstery Fabrics	3,719	2,797		33.0%		14.9%	14.6%
Subtotal	9,709	7,558		28.5%		17.4%	16.6%

Restructuring related credit	-	29	(2)	(100.0	) %	0.0%	0.1%

Gross Profit	$9,709	7,587		28.0%		17.4%	16.7%

Sales, General and Administrative expenses by Segment				Percent of Sales

Mattress Fabrics	$1,996	1,809	10.3%	6.5%	6.9%
Upholstery Fabrics	2,101	2,033	3.3%	8.4%	10.6%
Unallocated Corporate expenses	1,115	1,053	5.9%	2.0%	2.3%
Selling, General and Administrative expenses	5,212	4,895	6.5%	9.3%	10.8%

Operating income (loss) by Segment						Operating Income (Loss) Margin

Mattress Fabrics	$3,994		2,952		35.3%	12.9%	11.2%
Upholstery Fabrics	1,618		764		111.8%	6.5%	4.0%
Unallocated corporate expenses	(1,115)		(1,053)		(5.9)%	(2.0)%	(2.3)%
Subtotal	4,497		2,663		68.9%	8.0%	5.9%

Restructuring and related credit	6	(1)	187	(3)	(96.8)%	0.0%	0.4%

Operating income	$4,503		2,850		58.0%	8.1%	6.3%

Depreciation Expense by Segment

Mattress Fabrics	$877		900		(2.6)%
Upholstery Fabrics	137		33		315.2%
Total depreciation expense	1,014		933		8.7%

Notes:

(1)	The $6 restructuring credit primarily represents a credit for employee termination benefits.

(2)	The $29 restructuring related credit represents a credit of $50 for sales of inventory previously reserved for and a charge of $21 for operating costs associated with a closed plant facility.

(3)	The $187 restructuring and related credit represents a credit of $112 for sales proceeds received on equipment with no carrying value, a credit of $78 for lease termination and other exit costs, a credit of $50 for sales of inventory previously reserved for, offset by a charge of $21 for other operating costs associated with a closed plant facility, and a charge of $32 for employee termination benefits.

Three months ended August 1, 2010 compared with the Three Months ended August 2, 2009

Mattress Fabrics Segment

Net Sales

Mattress fabrics sales for the first quarter of fiscal 2011 were $30.9 million, an increase of 18% compared with $26.3 million for the first quarter of fiscal 2010. This increase in net sales reflects the strong retail demand in the bedding industry in the first two months of this fiscal quarter and the closure of a key competitor in late calendar 2009.

Gross Profit and Operating Income

For the first quarter of fiscal 2011, the mattress fabrics segment reported a gross profit of $6.0 million, or 19% of net sales, compared with $4.8 million, or 18% of net sales, for the first quarter of fiscal 2010. Selling, general, and administrative expenses (SG&A) for the first quarter of fiscal 2011 was $2.0 million compared with $1.8 million for the first quarter of fiscal 2010. Operating income was $4.0 million for the first quarter of fiscal 2011 compared with $3.0 million for the first quarter of fiscal 2010. Operating margins were 13% and 11% of net sales in the first quarter of fiscal 2011 and 2010, respectively.

Our improved operating performance reflects the benefits of our recent operating initiatives and capital investment programs to develop an efficient and scalable manufacturing platform. During the first quarter of fiscal 2011, we completed a capital project to expand internal production of our knitted fabrics product line, which has been our fastest growing product category. In addition, we completed an energy initiative in our Canadian operation that will have an environmental benefit and reduce future operating costs. Capital expenditures for this segment totaled $3.0 million in the first quarter of fiscal 2011 and $6.6 million for fiscal 2010. We plan to continue our capital spending in this segement for the remainder of fiscal 2011 for expansion-related projects, which is expected to total $7.0 million.

Although we are pleased with our performance in the segement, we experienced in the last month of the first quarter and are currently facing a slowdown in industry demand, increased sales pricing pressures, and higher raw material costs.

Segment assets

Segment assets consist of accounts receivable, inventory, assets held for sale, non-compete agreements associated with the certain acquisitions, goodwill, and property, plant, and equipment.

As of August 1, 2010, accounts receivable and inventory totaled $25.3 million compared with $22.3 million at May 2, 2010.  During the first quarter of fiscal 2011, inventory increased $3.0 million to meet our seasonal demand in the second quarter.

As of August 1, 2010, property, plant and equipment totaled $28.8 million compared with $26.7 million at May 2, 2010.  The $28.8 million at August 1, 2010, represents property, plant, and equipment of $19.9 million and $8.9 million located in the U.S. and Canada, respectively. The $26.7 million at May 2, 2010, represents property, plant, and equipment of $18.8 million and $7.9 million located in the U.S. and Canada, respectively. The increase in property, plant, and equipment during the first quarter of fiscal 2011 represents capital expenditures of $3.0 million for the capital investment programs noted above, offset by depreciation of $877,000.

As of August 1, 2010 and May 2, 2010, the carrying value of the segment’s goodwill was $11.5 million. As of August 1, 2010, and May 2, 2010, the carrying value of the non-compete agreements were $735,000 and $843,000, respectively. At August 1, 2010 and May 2, 2010, assets held for sale totaled $34,000.

Upholstery Fabrics Segment

Net Sales

Upholstery fabric net sales (which include both fabric and cut and sewn kits) for the first quarter of fiscal 2011 were $25.0 million, a 30% increase compared with $19.2 million in the first quarter of fiscal 2010. Net sales of upholstery fabrics produced outside our U.S. manufacturing operations were $22.1 million in the first quarter of fiscal 2011, a 37% increase compared with $16.1 million in the first quarter of fiscal 2010. Net sales of U.S. produced upholstery fabrics were $2.9 million in the first quarter of fiscal 2011, a decrease of 5% from $3.1 million in the first quarter of fiscal 2010.

Our increase in net sales was primarily driven by our operations located in China. Although most of our China produced products are sold to our U.S. customers, our net sales increased in the local China market and to international customers. Additionally, the broad-based sales gains among different customer segments reflect the success of our product development, sales and marketing initiatives.

Gross Profit and Operating Income

The upholstery fabrics segment reported a gross profit of $3.7 million or 15% of net sales,  in the first quarter of fiscal 2011 compared with $2.8 million or 15% of net sales in the first quarter of fiscal 2010. Selling, general, and administrative expenses for the first quarter of fiscal 2011 were $2.1 million compared with $2.0 million in the first quarter of fiscal 2010. Operating income was $1.6 million in the first quarter of fiscal 2011 compared with operating income of $764,000 in the first quarter of fiscal 2010.

Our improved operating performance reflects the increase in net sales noted above and the benefits of our long-term strategy to build a wholly-owned and low-cost business located in China that is scalable, but not capital intensive.

Although we are pleased with our performance,  we experienced in the last month of the first quarter and are currently facing a slowdown in industry demand, increased sales pricing pressures, and higher raw material costs.

Segment Assets

Segment assets consist of accounts receivable, inventory, assets held for sale, and property, plant, and equipment.  As of August 1, 2010, accounts receivable and inventory totaled $22.7 million compared to $23.5 million at May 2, 2010. At August 1, 2010 and May 2, 2010, assets held for sale totaled $89,000.

As of August 1, 2010, property, plant, and equipment totaled $1.0 million compared with $989,000 at May 2, 2010. The $1.0 million at August 1, 2010, represents property, plant, and equipment of $832,000 and $168,000 located in the U.S. and China, respectively. The $989,000 at May 2, 2010, represents property, plant, and equipment of $887,000 and $102,000 located in the U.S. and China, respectively.

Other Income Statement Categories

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (SG&A) for the company as a whole were $5.2 million for the first quarter of fiscal 2011 compared with $4.9 million for the first quarter of fiscal 2010. As a percent of net sales, SG&A expenses were 9.3% in the first quarter of fiscal 2011 compared with 10.8% in the first quarter of fiscal 2010. The decrease in SG&A as percent of net sales is primarily due to higher net sales in the first quarter of fiscal 2011 of $55.9 million compared with $45.5 million for the first quarter of fiscal 2010.

Interest Expense (Income)

Interest expense for the first quarter of fiscal 2011 was $210,000 compared to $357,000 for the first quarter of fiscal 2010. This trend reflects lower outstanding balances in the company’s long-term debt.

Interest income was $38,000 for the first quarter of fiscal 2011 compared to $12,000 for the first quarter of fiscal 2010. Our increase in interest income is primarily due to higher cash and short-term investment balances during the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010.

Other Expense

Other expense for the first quarter of fiscal 2011 was $53,000 compared with other expense of $514,000 for the first quarter of fiscal 2010. This change primarily reflects fluctuations in the foreign currency exchange rate for our subsidiary domiciled in Canada and our ability to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in Canadian dollars during the first quarter of fiscal 2011.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $531,000, or 12.4% of income before income tax expense, for the three month period ended August 1, 2010, compared to income tax expense of $115,000 or 5.8% of income before income tax expense, for the three month period ended August 2, 2009. Our effective income tax rates for the three month periods ended August 1, 2010, and August 2, 2009, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rates can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The income tax expense for the three month period ended August 1, 2010, is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•
The income tax rate was reduced by 18% for a reduction in the valuation allowance recorded against substantially all of our net deferred tax assets. This reduction in the valuation allowance is primarily due to U.S. taxable income expected in fiscal 2011.

•
The income tax rate was reduced by 7% for adjustments made to our Canadian deferred tax liabilities and associated with our election to file our Canadian income tax returns in U.S. dollars commencing with our fiscal 2011 tax year. Our Canadian income tax returns were filed in Canadian dollars for fiscal years prior to fiscal 2011. This adjustment totaled $315,000 and represents a discrete event in which the full tax effects were recorded in the first quarter of fiscal 2011.

•
The income tax rate was reduced by 6% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

•	The income tax rate increased 9% for an increase in unrecognized tax benefits.

•	The income tax rate was increased by 0.4% for stock-based compensation and other miscellaneous items.

The income tax expense for the three month period ending August 2, 2009, is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•
The income tax rate was reduced by 44% for a reduction in the valuation allowance recorded against substantially all of the company’s net deferred tax assets. This reduction in the valuation allowance is primarily due to U.S. taxable income generated by the repatriation of undistributed earnings from the company’s subsidiaries located in China and the resulting utilization of the U.S. net operating loss carryforwards.

•
The income tax rate was reduced by 14% for the tax effects of foreign exchange losses on U.S. denominated account balances in which income taxes are paid in Canadian dollars. The Canadian foreign exchange rate in relation to the U.S. dollar has been very volatile due to changes in oil prices and the unfavorable global economic conditions.

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

Deferred Income Taxes

In accordance with ASC Topic 740, we evaluate our deferred income taxes each reporting period to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on this assessment, we recorded a valuation allowance of $22.2 million at August 1, 2010. This valuation allowance of $22.2 million consists of a full valuation allowance of $21.0 million against our net deferred assets associated with our U.S. operations and a partial valuation allowance of $1.2 million against our net deferred tax assets associated with our China operations.

Our net deferred tax asset regarding our U.S. operations primarily resulted from the recording of the income tax benefit of U.S. income tax loss carryforwards over the last several years, which totaled $64.0 million at May 2, 2010. The cumulative U.S. pre-tax losses incurred over the last several years, the significant uncertainty in current and expected demand for furniture and mattresses, and the prevailing uncertainty in the overall economic climate, has made it very difficult to forecast our financial results associated with our U.S. operations. Based on this significant negative evidence, we maintain our position that it is more-likely-than-not that the U.S. net deferred tax assets will not be fully recovered. Consequently, we recorded a full allowance of $21.0 million against our U.S. net deferred tax assets.

Our net deferred tax asset regarding our China operations primarily pertains to the book versus tax basis difference associated with our China operations’ fixed assets. This book versus tax basis difference resulted from our impairment losses and fixed asset write-downs associated with our September 2008 Upholstery Fabrics restructuring plan. In order for this net deferred tax asset to be realized, our China operations must have sufficient pre-tax income levels to utilize tax depreciation expense each of the next four fiscal years. Due to the favorable results from our restructuring activities and profit improvement plan initiated in the second quarter of fiscal 2009, our China operations have been profitable, reporting pre-tax income of $2.1 million in the first quarter of fiscal 2011 and $7.9 million in fiscal 2010. However, our China operations substantially performed on a break-even basis over a cumulative period of the last three fiscal years (fiscal 2008 through fiscal 2010). The significant uncertainty in current and expected demand for furniture, and the prevailing uncertainty in the overall economic climate, has made it very difficult to forecast medium and long-term financial results associated with our China operations. Based on the current economic conditions, we believe it is too uncertain to project pre-tax income associated with our China operations after fiscal 2011. Based on this significant positive and negative evidence, we recorded a partial valuation allowance of $1.2 million against net deferred tax assets associated with our China operations for tax versus book depreciation that is expected to reverse beyond fiscal 2011. At August 1, 2011, the company’s noncurrent deferred tax asset of $245,000 pertains to the tax versus book depreciation that is projected to reverse in fiscal 2011.

The recorded valuation allowance of $22.2 million has no effect on our operations, loan covenant compliance, or the possible realization of the U.S. income tax loss carryforwards in the future. If it is determined that it is more-likely-than-not that we will realize any of these U.S. income tax loss carryforwards, an income tax benefit would be recognized at that time.

At August 1, 2010, the current deferred tax asset of $138,000 represents $81,000 and $57,000 from our operations located in Canada and China, respectively. At May 2, 2010, the current deferred tax asset of $150,000 represents $84,000 and $66,000 from our operations located in Canada and China, respectively. At August 1, 2010, the non-current deferred tax asset of $245,000 pertains to our operations located in China. May 2, 2010, the non-current deferred tax asset of $324,000 pertains to our operations located in China. At August 1, 2010, the non-current deferred tax liability of $666,000 pertains to our operations located in Canada. May 2, 2010, the non-current deferred tax liability of $982,000 pertains to our operations located in Canada.

Uncertainty In Income Taxes

At August 1, 2010, we had $10.5 million of total gross unrecognized tax benefits, of which $3.9 million represents the amount of gross unrecognized tax benefits that, if recognized would favorably affect the income tax rate in future periods. Of the $10.5 million in gross unrecognized tax benefits as of August 1, 2010, $6.6 million were classified as net non-current deferred income taxes and $3.9 million were classified as income taxes payable –long-term in the accompanying consolidated balance sheets.

We estimate that the amount of gross unrecognized tax benefits will increase by approximately $1.5 million for fiscal 2011. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

Liquidity and Capital Resources

Liquidity

Our sources of liquidity include cash and cash equivalents, short-term investments, cash flow from operations, and amounts available under our unsecured revolving credit lines. We believe these will be sufficient to fund our foreseeable business needs, capital expenditures and other contractual obligations.

Our cash and cash equivalents and short-term investment balance totaled $18.1 million at August 1, 2010 compared with $21.3 million at May 2, 2010. This decrease represents reflects cash capital expenditures of $3.2 million that mostly related to our mattress fabrics segment.

During the first quarter of fiscal 2011, the company maintained its strong financial position. Our cash and cash equivalents and short-term investment balance of $18.1 million exceeded our total debt (current maturities of long-term debt and long-term debt) of $11.6 million. Our next major scheduled principal payment of $2.2 million is not due until August 2011. As of August 1, 2010, our lines of credit totaling $12.5 million had no outstanding balances. All of our long-term debt and line of credit agreements are unsecured.

Our cash and cash equivalents and short-term investment balance may be adversely affected by factors beyond our control, such as weakening industry demand and delays in receipt of payment on accounts receivable.

Working Capital

Accounts receivable at August 1, 2010, were $18.3 million, an increase of $4.5 million, or 33%, compared with $13.8 million at August 2, 2009.  This increase primarily reflects increased business volume in both our business segments in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010. Days’ sales outstanding totaled 28 and 26 days during the quarter ended August 1, 2010, and August 2, 2009, respectively.

Inventories as of August 1, 2010, were $29.7 million, an increase of $8.0 million, or 37%, in comparison with $21.7 million at August 2, 2009. This increase primarily reflects increased business volume in both our business segments in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010. Inventory turns for the first quarter of fiscal 2011 were 6.4 compared with 6.7 for the first quarter of fiscal 2010.

Accounts payable-trade as of August 1, 2010, were $22.8 million, an increase of $9.2 million, or 68% in comparison with $13.6 million at August 2, 2009. This increase primarily reflects increased business volume and inventory purchases in both our business segments in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010.

Operating working capital (comprised of accounts receivable and inventories, less accounts payable-trade and capital expenditures) was $24.7 million at August 1, 2010 compared with $20.7 million at August 2, 2009. Working capital turnover was 9.4 and 6.8 during the quarters ended August 1, 2010, and August 2, 2009, respectively.

Financing Arrangements

Unsecured Term Notes

In connection with the Bodet & Horst acquisition, we entered into a note agreement dated August 11, 2008. This agreement provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The principal payments are payable over an average term of 5 years through August 11, 2015. This agreement contains customary financial and other covenants as defined in the agreement.

Government of Quebec Loan

We have an agreement with the Government of Quebec for a term loan that is non-interest bearing and is payable in 48 equal monthly installments (denominated in Canadian dollars) commencing December 1, 2009. The proceeds were used to partially finance capital expenditures at our Rayonese facility located in Quebec, Canada. At August 1, 2010, the outstanding balance on this loan was valued at $667,000 and $647,000 in Canadian and U.S. dollars, respectively.

Revolving Credit Agreement – United States

At August 1, 2010, we had an unsecured credit agreement that provided for a revolving loan commitment of $6.5 million, including letters of credit up to $5.5 million. This agreement calculated interest payable at the one-month LIBOR plus an adjustable margin (all in rate of 2.83% at August 1, 2010) based on the company’s debt/EBITDA ratio, as defined in the agreement. As of August 1, 2010, there were $425,000 in outstanding letters of credit (all of which related to workers compensation) and no borrowings outstanding under the agreement.

On August 13, 2010, we entered into a sixteenth amendment to this revolving credit agreement. This amendment provides for a loan commitment of $6.5 million, including letters of credit of $3.0 million. This amendment extended the term of this agreement through August 15, 2012 and provides for a pricing matrix to determine the interest rate payable on loans made under this agreement. This amendment also increased the annual capital expenditure limit from $4.0 million to $10.0 million.

Revolving Credit Agreement – China

We have an unsecured credit agreement that provides for a line of credit of up to approximately $6.0 million and expires on March 2, 2011. This agreement bears interest at a rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of August 1, 2010.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At August 1, 2010, the company was in compliance with these financial covenants.

At August 1, 2010, the principal payment requirements of long-term debt during the next five years are: Year 1 – $194,000; Year 2 - $2.4 million; Year 3 - $2.4 million; Year 4 - $2.3 million; Year 5 - $2.2 million; and thereafter - $2.2 million.

Capital Expenditures and Depreciation

Capital expenditures on an accrual and cash basis for the three months ended August 1, 2010, were $3.1 million and $3.2 million, respectively. Capital expenditures for the three months ended August 1, 2010, mostly relate to the mattress fabrics segment. Depreciation expense for the three months ended August 1, 2010 was $1.0 million, and primarily relates to the mattress fabrics segment.

For fiscal 2011, we currently expect capital expenditures to be approximately $7.0 million. Planned capital expenditures for fiscal 2011 primarily relate to the mattress fabrics segment. For fiscal 2011, depreciation expense is projected to be $4.2 million, which primarily relates to the mattress fabrics segment. For fiscal years immediately following fiscal 2011, we currently expect capital expenditures to be substantially lower.

At August 1, 2010, we had amounts due regarding capital expenditures totaling $498,000, of which $377,000 was vendor-financed and $121,000 was non-vendor financed. Our vendor-financed arrangement bears interest at a fixed interest rate of 7.14%. The total outstanding amount of $498,000 is required to be paid in full during fiscal 2011.

Critical Accounting Policies and Recent Accounting Developments

As of August 1, 2010, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended May 2, 2010.

Refer to Note 2 located in the notes to the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended May 2, 2010.

Contractual Obligations

As of August 1, 2010, there were no significant or new contractual obligations from those reported in our annual report on Form 10-K for the year ended May 2, 2010, with the exception of open purchase commitments to acquire equipment with regards to the mattress fabrics segment totaling $1.5 million at August 1, 2010 compared with $3.8 million at May 2, 2010.

Inflation

Any significant increase in our raw material costs, utility/energy costs and general economic inflation could have a material adverse cost to the company, because competitive conditions have limited our ability to pass significant operating increases on to customers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our revolving credit lines. At August 1, 2010, the company’s revolving credit line in the United States calculated interest payable at the one-month LIBOR plus an adjustable margin based on the company’s debt/EBITDA ratio, as defined in the credit agreement. The company’s revolving credit line associated with its China subsidiaries bears interest at a rate determined by the Chinese government. At August 1, 2010, there were no borrowings outstanding under these revolving credit lines.

We are not exposed to market risk from changes in interest rates on our long-term debt.  The company’s unsecured term notes have a fixed interest rate of 8.01%, and the loan associated with the Government of Quebec is non-interest bearing.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in China and Canada. On January 21, 2009, we entered into a Canadian dollar foreign exchange contract associated with its loan from the Government of Quebec. The agreement effectively converted the Canadian dollar principal debt payments at a fixed Canadian dollar foreign exchange rate versus the United States dollar of 1.21812 and was due to expire on November 1, 2013. During the first quarter of fiscal 2011, we elected to terminate this contract due to the current favorable Canadian dollar foreign exchange rates in comparison to the fixed contractual rate noted above. Additionally, we try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in China and Canada, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in either exchange rate at August 1, 2010, would not have had a significant impact on our results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 1, 2010, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended August 1, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended August 1, 2010. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2010 for the fiscal year ended May 2, 2010.

Item 1A.  Risk Factors

There have not been any material changes to our risk factors during the three months ended August 1, 2010. Our risk factors are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2010 for the fiscal year ended May 2, 2010.

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

10.1
Sixteenth Amendment to Amended and Restated Credit Agreement dated August 13, 2010 among Culp, Inc. and Wells Fargo Bank, N.A., as Agent and as Bank, was filed as Exhibit 10.1 to Current Report on Form 8-K dated August 19, 2010, and is incorporated herein by reference.

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

CULP, INC.
(Registrant)

Date: September 10, 2010	By:	/s/ Kenneth R. Bowling
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