Form 10-Q
period 2010-10-31
CULP INC
filed 2010-12-10
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          ☐ YES          NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding at October 31, 2010:  13,198,939
Par Value: $0.05 per share

INDEX TO FORM 10-Q
For the period ended October 31, 2010

Item 1. Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 2010 AND NOVEMBER 1, 2009
(UNAUDITED)
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED

	Amounts			Percent of Sales
	October 31,	November 1,	% Over	October 31,	November 1,
	2010	2009	(Under)	2010	2009

Net sales	$48,879	49,716	(1.7)%	100.0%	100.0%
Cost of sales	41,270	40,582	1.7%	84.4%	81.6%
Gross profit	7,609	9,134	(16.7)%	15.6%	18.4%

Selling, general and
administrative expenses	4,202	5,385	(22.0)%	8.6%	10.8%
Restructuring credit	-	(184)	N.M.	0.0%	(0.4)%
Income from operations	3,407	3,933	(13.4)%	7.0%	7.9%

Interest expense	225	342	(34.2)%	0.5%	0.7%
Interest income	(49)	(16)	206.3%	(0.1)%	(0.0)%
Other expense	30	103	(70.9)%	0.1%	0.2%
Income before income taxes	3,201	3,504	(8.6)%	6.5%	7.0%

Income taxes *	(801)	625	N.M.	(25.0)%	17.8%
Net income	$4,002	2,879	39.0%	8.2%	5.8%

Net income per share, basic	$0.31	0.23	34.8%
Net income per share, diluted	$0.30	0.22	36.4%
Average shares outstanding, basic	12,932	12,671	2.1%
Average shares outstanding, diluted	13,167	12,852	2.5%

	SIX MONTHS ENDED

	Amounts			Percent of Sales
	October 31,	November 1,	% Over	October 31,	November 1,
	2010	2009	(Under)	2010	2009

Net sales	$104,791	95,193	10.1%	100.0%	100.0%
Cost of sales	87,473	78,473	11.5%	83.5%	82.4%
Gross profit	17,318	16,720	3.6%	16.5%	17.6%

Selling, general and
administrative expenses	9,416	10,280	(8.4)%	9.0%	10.8%
Restructuring credit	(8)	(343)	N.M.	(0.0)%	(0.4)%
Income from operations	7,910	6,783	16.6%	7.5%	7.1%

Interest expense	435	699	(37.8)%	0.4%	0.7%
Interest income	(87)	(28)	210.7%	(0.1)%	(0.0)%
Other expense	83	617	(86.5)%	0.1%	0.6%
Income before income taxes	7,479	5,495	36.1%	7.1%	5.8%

Income taxes *	(270)	740	N.M.	(3.6)%	13.5%
Net income	$7,749	4,755	63.0%	7.4%	5.0%

Net income per share, basic	$0.60	0.38	57.9%
Net income per share, diluted	$0.59	0.37	59.5%
Average shares outstanding, basic	12,901	12,662	1.9%
Average shares outstanding, diluted	13,186	12,804	3.0%

*Percent of sales column for income taxes is calculated as a % of income before income taxes.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2010, NOVEMBER 1, 2009 AND MAY 2, 2010
(UNAUDITED)
(Amounts in Thousands)

	Amounts		Increase
	October 31,	November 1,	(Decrease)			* May 2,
	2010	2009	Dollars	Percent		2010

Current assets:
Cash and cash equivalents	$15,262	19,575	(4,313)	(22.0	) %	18,295
Short-term investments	4,035	-	4,035	100.0%		3,023
Accounts receivable	14,810	16,771	(1,961)	(11.7	) %	19,822
Inventories	29,435	21,834	7,601	34.8%		26,002
Deferred income taxes	176	58	118	203.4%		150
Assets held for sale	123	160	(37)	(23.1	) %	123
Income taxes receivable	477	384	93	24.2%		728
Other current assets	1,234	972	262	27.0%		1,698
Total current assets	65,552	59,754	5,798	9.7%		69,841

Property, plant and equipment, net	31,225	24,795	6,430	25.9%		28,403
Goodwill	11,462	11,462	-	0.0%		11,462
Deferred income taxes	1,391	-	1,391	100.0%		324
Other assets	2,278	2,769	(491)	(17.7	) %	2,568

Total assets	$111,908	98,780	13,128	13.3%		112,598

Current liabilities:
Current maturities of long-term debt	$2,396	4,863	(2,467)	(50.7	) %	196
Current portion of obligation under a capital lease	-	280	(280)	(100.0	) %	-
Accounts payable-trade	17,992	16,416	1,576	9.6%		22,278
Accounts payable - capital expenditures	253	377	(124)	(32.9	) %	567
Accrued expenses	5,665	6,455	(790)	(12.2	) %	9,613
Accrued restructuring costs	287	345	(58)	(16.8	) %	324
Income taxes payable - current	90	329	(239)	(72.6	) %	224
Total current liabilities	26,683	29,065	(2,382)	(8.2	) %	33,202

Accounts payable - capital expenditures	-	188	(188)	(100.0	) %	-
Income taxes payable - long-term	3,890	3,603	287	8.0%		3,876
Deferred income taxes	622	1,078	(456)	(42.3	) %	982
Long-term debt, less current maturities	9,209	11,568	(2,359)	(20.4	) %	11,491

Total liabilities	40,404	45,502	(5,098)	(11.2	) %	49,551

Commitments and Contingencies (Note 18)

Shareholders' equity	71,504	53,278	18,226	34.2%		63,047

Total liabilities and
shareholders' equity	$111,908	98,780	13,128	13.3%		112,598

Shares outstanding	13,199	12,888	311	2.4%		13,052

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2010 AND NOVEMBER 1, 2009
(UNAUDITED)
(Amounts in Thousands)

	SIX MONTHS ENDED

	Amounts
	October 31,	November 1,
	2010	2009

Cash flows from operating activities:
Net income	$7,749	4,755
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,097	2,052
Amortization of other assets	258	286
Stock-based compensation	204	440
Deferred income taxes	(1,183)	8
Restructuring expenses, net of gain on sale of related assets	-	(113)
Loss on impairment of equipment	4	60
Excess tax benefits related to stock-based compensation	(270)	-
Foreign currency exchange losses	60	554
Changes in assets and liabilities:
Accounts receivable	5,110	1,356
Inventories	(3,363)	2,147
Other current assets	477	286
Other assets	(45)	(31)
Accounts payable	(4,493)	(671)
Accrued expenses	(4,112)	(126)
Accrued restructuring	(37)	(508)
Income taxes	121	181
Net cash provided by operating activities	2,577	10,676

Cash flows from investing activities:
Capital expenditures	(5,076)	(1,976)
Purchase of short-term investments	(1,012)	-
Proceeds from the sale of equipment	27	285
Net cash used in investing activities	(6,061)	(1,691)

Cash flows from financing activities:
Payments on vendor-financed capital expenditures	(188)	(797)
Payments on capital lease obligation	-	(346)
Payments on long-term debt	(80)	-
Debt issuance costs	(27)	(15)
Excess tax benefits related to stock-based compensation	270	-
Proceeds from common stock issued	511	45
Net cash provided by (used in) financing activities	486	(1,113)

Effect of exchange rate changes on cash and cash equivalents	(35)	(94)

(Decrease) increase in cash and cash equivalents	(3,033)	7,778

Cash and cash equivalents at beginning of period	18,295	11,797

Cash and cash equivalents at end of period	$15,262	19,575

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed	Accumulated	Other	Total
	Common Stock		in Excess	(Deficit)	Comprehensive	Shareholders’
	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, May 3, 2009	12,767,527	$638	47,728	(355)	20	$48,031
Net income	-	-	-	13,188	-	13,188
Stock-based compensation	-	-	834	-	-	834
Gain on cash flow hedge, net of taxes	-	-	-	-	83	83
Restricted common stock award	80,000	4	(4)	-	-	-
Common stock issued in connection
with performance based units	80,000	4	(4)	-	-	-
Common stock surrendered for
withholding taxes payable	(20,658)	(1)	(190)	-	-	(191)
Excess tax benefit related to stock
based compensation	-	-	429	-	-	429
Common stock issued in connection					.
with stock option exercises	144,916	7	666	-	-	673
Balance, May 2, 2010	13,051,785	652	49,459	12,833	103	63,047
Net income	-	-	-	7,749	-	7,749
Stock-based compensation	-	-	204	-	-	204
Loss on cash flow hedge, net of taxes	-	-	-	-	(103)	(103)
Excess tax benefit related to stock
based compensation	-	-	270	-	-	270
Common stock issued in connection
with performance based units	40,000	2	(2)	-	-	-
Common stock issued in connection
with stock option exercises	137,875	7	659	-	-	666
Fully vested common stock award	3,114	-	-			-
Common stock surrendered for withholding
taxes payable and cost of option exercises	(33,835)	(2)	(327)	-	-	(329)
Balance, October 31, 2010	13,198,939	$659	50,263	20,582	-	$71,504

See accompanying notes to consolidated financial statements.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiaries (the “company”) include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position.  All of these adjustments are of a normal recurring nature except as disclosed in note 16.  Results of operations for interim periods may not be indicative of future results.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2010 for the fiscal year ended May 2, 2010.

The company’s six months ended October 31, 2010, and November 1, 2009, represent 26 week periods, respectively.

2. Significant Accounting Policies

As of October 31, 2010, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended May 2, 2010.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Issued Accounting Pronouncements

ASC Topic 605

In October 2009, the FASB issued ASU 2009-13, which amends ASC Topic 605, “Revenue Recognition”, to revise accounting guidance related to revenue arrangements with multiple deliverables. The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables. Also, the guidance expands the disclosure requirements for revenue arrangements with multiple deliverables. The guidance will be effective for our fiscal 2012. Because the Company historically does not have revenue arrangements with multiple deliverables, the adoption of this standard is not expected to have a material impact on its consolidated results of operations or financial condition.

3.  Stock-Based Compensation

Common Stock Awards

On October 1, 2010, we granted a total of 3,114 shares of common stock to our board of directors. These shares of common stock vested immediately and were measured at $10.02 per share, which represents the closing price of the company’s common stock at the date of grant.

We recorded $31,000 of compensation expense within selling, general, and administrative expense for these common stock awards for the six-month period ended October 31, 2010. There were not any common stock awards for the six-month period ended November 1, 2009 and, therefore no compensation expense was recorded on fully vested common stock awards.

Incentive Stock Option Awards

We did not grant any incentive stock option awards through the second quarter of fiscal 2011.

At October 31, 2010, options to purchase 360,974 shares of common stock were outstanding, had a weighted average exercise price of $6.27 per share, and a weighted average contractual term of 4.5 years. At October 31, 2010, the aggregate intrinsic value for options outstanding was $1.4 million.

At October 31, 2010, outstanding options to purchase 263,574 shares of common stock were exercisable, had a weighted average exercise price of $6.28 per share, and a weighted average contractual term of 3.5 years. At October 31, 2010, the aggregate intrinsic value for options exercisable was $1.0 million.

The aggregate intrinsic value for options exercised for the six- month periods ended October 31, 2010 and November 1, 2009 was $742,000 and $11,000, respectively.

The remaining unrecognized compensation cost related to incentive stock option awards at October 31, 2010, was $263,000 which is expected to be recognized over a weighted average period of 2.1 years.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We recorded $77,000 and $210,000 of compensation expense for incentive stock option grants within selling, general, and administrative expense for the six-month periods ended October 31, 2010 and November 1, 2009, respectively.

Time Vested Restricted Stock Awards

We did not grant any time vested restricted stock awards through the second quarter of fiscal 2011.

We recorded $83,000 and $71,000 of compensation expense within selling, general, and administrative expense for time vested restricted stock awards for the six-month periods ending October 31, 2010 and November 1, 2009, respectively.

At October 31, 2010, there were 195,000 shares of time vested restricted stock outstanding and unvested. Of the 195,000 shares outstanding and unvested, 115,000 shares (granted on January 7, 2009) vest in equal one-third installments on May 1, 2012, 2013, and 2014, respectively. The remaining 80,000 shares (granted on July 1, 2009) vest in equal one-third installments on July 1, 2012, 2013, and 2014, respectively. At October 31, 2010, the weighted average fair value of these outstanding and unvested shares was $3.62 per share.

At October 31, 2010, the remaining unrecognized compensation cost related to the unvested restricted stock awards was $433,000, which is expected to be recognized over a weighted average vesting period of 2.7 years.

Performance Based Restricted Stock Units

We did not grant any performance based restricted stock units through the second quarter of fiscal 2011.

On January 7, 2009, and under our 2007 Equity Incentive Plan, certain key management employees and a non-employee were granted 120,000 shares of performance based restricted stock units. This award contingently vests in one-third increments, if in any discreet period of two consecutive quarters from February 2, 2009 through April 30, 2012, certain performance goals are met. As of October 31, 2010, the performance goals as defined in the agreement were met and as a result, all of the performance based restricted stock units have vested.

The fair value (the closing price of the company’s common stock) of the performance based restricted stock units granted to key management employees is measured at the date of grant (January 7, 2009) and was $1.88 per share. The fair value (the closing price of the company’s common stock) of the performance based restricted stock units granted to a non-employee is measured at the earlier date of when the performance criteria are met or the end of each reporting period. As of October 31, 2010, the performance based restricted stock units granted to the non-employee vested in one-third increments on August 2, 2009, January 31, 2010, and August 1, 2010, respectively. The restricted stock awards vested on August 2, 2009, January 31, 2010, and August 1, 2010, were measured at $6.59, $13.01, and $10.42 per share, respectively, which represents the closing price of the company’s common stock at the date in which the performance criteria was met.

We recorded $12,000 and $159,000 of compensation expense within selling, general, and administrative expense for performance based restricted stock units for the six-month periods ended October 31, 2010 and November 1, 2009, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Of the 120,000 vested shares, 105,000 and 15,000 pertained to key management employees and a non-employee, respectively. The total fair value of the 120,000 performance based restricted stock units that vested was $348,000 with a weighted average fair value of $2.90 per share.

Other Share-Based Arrangements

We have a stock-based agreement with a non-employee that requires the company to settle in cash and is indexed by shares of the company’s common stock as defined in the agreement. The cash settlement is based on a 30-day average closing price of the company’s common stock at the time of payment. At October 31, 2010, this agreement was indexed by approximately 68,260 shares of the company’s common stock. The fair value of this agreement is included in accrued expenses and was $702,000 and $821,000 at October 31, 2010 and May 2, 2010, respectively. We recorded a decrease in this accrual of $119,000 to reflect the change in fair value for the six-month period ending October 31, 2010. The company recorded an increase in this accrual of $130,000 to reflect the change in fair value for the six-month period ending November 1, 2009. We did not make any payments under this arrangement for the six-month periods ending October 31, 2010 and November 1, 2009, respectively.

4.  Accounts Receivable

A summary of accounts receivable follows:

(dollars in thousands)	October 31, 2010	May 2, 2010
Customers	$16,328	$21,678
Allowance for doubtful accounts	(912)	(1,322)
Reserve for returns and allowances and discounts	(606)	(534)
	$14,810	$19,822

A summary of the activity in the allowance for doubtful accounts follows:

	Six months ended
(dollars in thousands)	October 31, 2010	November 1, 2009
Beginning balance	$(1,322)	$(1,535)
Provision for bad debts	415	234
Net write-offs, net of recoveries	(5)	502
Ending balance	$(912)	$(799)

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

	Six months ended
(dollars in thousands)	October 31, 2010	November 1, 2009
Beginning balance	$(534)	$(442)
Provision for returns, allowances
and discounts	(1,152)	(1,846)
Credits issued	1,080	1,800
Ending balance	$(606)	$(488)

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.  Inventories

Inventories are carried at the lower of cost or market.  Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	October 31, 2010	May 2, 2010
Raw materials	$6,153	$5,639
Work-in-process	2,233	2,160
Finished goods	21,049	18,203
	$29,435	$26,002

6.  Other Assets

A summary of other assets follows:

(dollars in thousands)	October 31, 2010	May 2, 2010
Cash surrender value - life insurance	$1,318	$1,312
Non-compete agreements, net	626	843
Other	334	413
	$2,278	$2,568

We recorded non-compete agreements in connection with our asset purchase agreements with International Textile Group, Inc. (ITG) and Bodet & Horst. These non-compete agreements pertain to our mattress fabrics segment. The non-compete agreement associated with ITG is amortized on a straight line basis over the four year life of the agreement. The non-compete agreement associated with Bodet & Horst is amortized on a straight line basis over the six year life of the agreement and requires quarterly payments of $12,500 over the life of the agreement. As of October 31, 2010, the total remaining non-compete payments were $187,500.

The gross carrying amount of these non-compete agreements was $2.1 million at October 31, 2010 and May 2, 2010, respectively. At October 31, 2010 and May 2, 2010, accumulated amortization for these non-compete agreements were $1.5 million and $1.3 million, respectively. Amortization expense for these non-compete agreements was $243,000 and $259,000 for the six-month periods ended October 31, 2010 and November 1, 2009, respectively. The remaining amortization expense (which includes the total remaining Bodet & Horst non-compete payments of $187,500) for the next five fiscal years follows: FY 2011 - $171,000; FY 2012 - $198,000; FY 2013 - $198,000; FY 2014 - $198,000; and FY 2015 - $49,000. The weighted average amortization period for these non-compete agreements is 3.8 years as of October 31, 2010.

Our cash surrender value – life insurance balances at October 31, 2010 and May 2, 2010, are payable upon death of the respective insured.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.  Accounts Payable – Capital Expenditures

At October 31, 2010, we had amounts due regarding capital expenditures totaling $253,000, of which $188,000 was vendor-financed and $65,000 was non-vendor financed. Our vendor-financed arrangement bears interest at a fixed interest rate of 7.14%. The total outstanding amount of $253,000 is required to be paid in full during fiscal 2011.

At May 2, 2010, we had total amounts due regarding capital expenditures totaling $567,000, of which $377,000 was vendor-financed and $190,000 was non-vendor financed.

8.  Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	October 31, 2010	May 2, 2010
Compensation, commissions and related benefits	$3,958	$7,460
Interest	185	187
Other accrued expenses	1,522	1,966
	$5,665	$9,613

9.  Long-Term Debt and Lines of Credit

A summary of long-term debt and lines of credit follows:

(dollars in thousands)	October 31, 2010	May 2, 2010
Unsecured senior term notes	$11,000	$11,000
Canadian government loan	605	687
	11,605	11,687
Current maturities of long-term debt	(2,396)	(196)
Long-term debt, current maturities of long-term debt	$9,209	$11,491

Unsecured Term Notes

In connection with the Bodet & Horst acquisition, we entered into a note agreement dated August 11, 2008. This agreement provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The principal payments are payable over an average term of 4.8 years through August 11, 2015. This agreement contains customary financial and other covenants as defined in the agreement.

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

Revolving Credit Agreement – United States

On August 13, 2010, we entered into a sixteenth amendment to our revolving credit agreement. This agreement currently provides for a loan commitment of $6.5 million, including letters of credit of $3.0 million. This agreement expires August 15, 2012 and provides for a pricing matrix to determine the interest rate payable on loans made under this agreement (applicable interest rate of 2.26% at October 31, 2010). As of October 31, 2010, there were $425,000 in outstanding letters of credit (all of which related to workers compensation). At October 31, 2010 and May 2, 2010, there were no borrowings outstanding under the agreement.

The sixteenth amendment to this revolving credit agreement also increased the annual capital expenditure limit from $4.0 million to $10.0 million.

Revolving Credit Agreement – China

We have an unsecured credit agreement that provides for a line of credit of up to approximately $6.0 million and expires on March 2, 2011. This agreement bears interest at a rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of October 31, 2010 and May 2, 2010.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At October 31, 2010, the company was in compliance with these financial covenants.

At October 31, 2010, the principal payment requirements of long-term debt during the next five years are: Year 1 – $2.4 million; Year 2 - $2.4 million; Year 3 - $2.4 million; Year 4 - $2.2 million; and Year 5 - $2.2 million.

10. Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of the company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities.  At October 31, 2010, the carrying value of the company’s long-term debt was $11.6 million and the fair value was $10.6 million. At May 2, 2010, the carrying value of the company’s long-term debt was $11.7 million and the fair value was $11.1 million.

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

	(Amounts in Thousands)
	Fair Values of Derivative Instruments As of,
	October 31, 2010		May 2, 2010

Derivatives designated as hedging instruments under ASC Topic 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Canadian dollar foreign exchange contract	Other assets	$ -	Other assets	$103

Derivatives in ASC Topic 815 Net Investment Hedging Relationships	Amt of Gain (Loss) (net of tax) Recognized in OCI on Derivative (Effective Portion) and recorded in Other assets and Accrued Expenses at Fair Value		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (net of tax) or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	October 31, 2010	November 1, 2009		October 31, 2010	November 1, 2009		October 31, 2010	November 1, 2009

Canadian Dollar Foreign Exchange Contract	$(103)	$58	Other Expense	$5	$ -	Other Expense	$79	$ -

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.  Cash Flow Information

Payments for interest and income taxes follows:

	Six months ended
(dollars in thousands)	October 31, 2010	November 1, 2009
Interest	$454	$713
Net income tax payments	840	420

Interest costs of $17,000 for the construction of qualifying property, plant, and equipment were capitalized for the six month period ending October 31, 2010. No interest costs were capitalized for the six month period ending November 1, 2009.

During the six-month period ending October 31, 2010, 33,835 shares of common stock were surrendered to satisfy withholding tax liabilities and other costs incurred in connection with 40,000 shares of common stock issued and related to the vesting of performance based restricted stock units and the exercise of 72,000 options to purchase common stock. The total withholding tax liabilities and other costs incurred totaled $329,000.

During the six-month period ending November 1, 2009, 9,064 shares of common stock were surrendered to satisfy withholding tax liabilities totaling $51,000 in connection with 40,000 shares of common stock issued and related to the vesting of performance based restricted stock units.

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

	Three months ended
(amounts in thousands)	October 31, 2010	November 1, 2009
Weighted average common shares outstanding, basic	12,932	12,671
Dilutive effect of stock-based compensation	235	181
Weighted average common shares outstanding, diluted	13,167	12,852

Options to purchase 6,000 and 193,750 shares of common stock were not included in the computation of diluted net income per share for the three-months ended October 31, 2010 and November 1, 2009, as the exercise price of the options was greater than the average market price of the common shares.

The computation of basic net income per share for the three-months ended October 31, 2010, did not include 195,000 shares of time vested restricted common stock as these shares were unvested. The computation of basic net income per share for the three-months ended November 1, 2009, did not include 195,000 shares of time vested restricted common stock and 80,000 shares of performance restricted stock units as these awards were unvested.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended
(amounts in thousands)	October 31, 2010	November 1, 2009
Weighted average common shares outstanding, basic	12,901	12,662
Dilutive effect of stock-based compensation	285	142
Weighted average common shares outstanding, diluted	13,186	12,804

All options of common stock were included in the computation of diluted net income per share for the six-months ended October 31, 2010, as the exercise price of the options was less than the average market price of the common shares. Options to purchase 205,750 shares of common stock were not included in the computation of diluted net income per share for the six-months ended November 1, 2009, as the exercise price of the options was greater than the average market price of the common shares.

The computation of basic net income per share for the six-months ended October 31, 2010, did not include 195,000 shares of time vested restricted common stock as these shares were unvested. The computation of basic net income per share for the six-months ended November 1, 2009, did not include 195,000 shares of time vested restricted common stock and 80,000 shares of performance restricted stock units as these awards were unvested.

14.  Comprehensive Income

Comprehensive income is the total income and other changes in shareholders’ equity, except those resulting from investments by shareholders and distributions to shareholders not reflected in net income.

A summary of comprehensive income follows:

	Six months ended
(dollars in thousands)	October 31, 2010	November 1, 2009
Net income	$7,749	$4,755
(Loss) gain on cash flow hedge, net of income taxes	(103)	58
Comprehensive income	$7,646	$4,813

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

	Three months ended
(dollars in thousands)	October 31, 2010	November 1, 2009
Net sales:
Mattress Fabrics	$28,335	$28,202
Upholstery Fabrics	20,544	21,514
	$48,879	$49,716

Gross profit:
Mattress Fabrics	$5,030	$5,896
Upholstery Fabrics	2,579	3,281
Total segment gross profit	7,609	9,177
Restructuring related charges	-	(43	) (1)
	$7,609	$9,134

Selling, general, and administrative expenses:
Mattress Fabrics	$1,704	$1,856
Upholstery Fabrics	1,777	2,183
Total segment selling, general, and
administrative expenses	3,481	4,039
Unallocated corporate expenses	721	1,346
	$4,202	$5,385

Income from operations:
Mattress Fabrics	$3,326	$4,041
Upholstery Fabrics	802	1,097
Total segment income from operations	4,128	5,138
Unallocated corporate expenses	(721)	(1,346)
Restructuring and related credit	-	141	(2)
Total income from operations	3,407	3,993
Interest expense	(225)	(342)
Interest income	49	16
Other expense	(30)	(103)
Income before income taxes	$3,201	$3,504

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended
(dollars in thousands)	October 31, 2010	November 1, 2009
Net sales:
Mattress Fabrics	$59,253	$54,476
Upholstery Fabrics	45,538	40,717
	$104,791	$95,193

Gross profit:
Mattress Fabrics	$11,020	$10,658
Upholstery Fabrics	6,298	6,076
Total segment gross profit	17,318	16,734
Restructuring related charges	-	(14	) (4)
	$17,318	$16,720

Selling, general, and administrative expenses:
Mattress Fabrics	$3,701	$3,665
Upholstery Fabrics	3,878	4,216
Total segment selling, general, and
administrative expenses	7,579	7,881
Unallocated corporate expenses	1,837	2,399
	$9,416	$10,280

Income from operations:
Mattress Fabrics	$7,319	$6,993
Upholstery Fabrics	2,420	1,860
Total segment income from operations	9,739	8,853
Unallocated corporate expenses	(1,837)	(2,399)
Restructuring and related credit	8 (3)	329	(5)
Total income from operations	7,910	6,783
Interest expense	(435)	(699)
Interest income	87	28
Other expense	(83)	(617)
Income before income taxes	$7,479	$5,495

(3)
The $8 restructuring credit represents a credit of $15 for employee termination benefits and a charge of $7 for lease termination and other exit costs.  This restructuring credit relates to the Upholstery Fabrics segment

(4)
The $14 restructuring related charge represents a charge of $64 for other operating costs associated with a closed plant facility offset by a credit of $50 for the sale of inventory previously reserved for. This restructuring related charge relates to the Upholstery Fabrics segment.

(5)
The $329 restructuring and related credit represents a credit of $169 for employee termination benefits, a credit of $113 for sales proceeds received on equipment with no carrying value, a credit of $61 for lease termination and other exit costs, a credit of $50 for the sale of inventory previously reserved for, offset by a charge of $64 for other operating costs associated with a closed plant facility. Of this total restructuring and related credit, a credit of $343 was recorded in restructuring credit and charge of $14 was recorded in cost of sales. This restructuring and related credit relates to the Upholstery Fabrics segment.

 Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	October 31, 2010	May 2, 2010
Segment assets:
Mattress Fabrics
Current assets (6)	$23,491	$22,307
Assets held for sale	34	34
Non-compete agreements, net	626	843
Goodwill	11,462	11,462
Property, plant and equipment (7)	29,592	26,720
Total mattress fabrics assets	65,205	61,366
Upholstery Fabrics
Current assets (6)	20,754	23,517
Assets held for sale	89	89
Property, plant and equipment (8)	959	989
Total upholstery fabrics assets	21,802	24,595
Total segment assets	87,007	85,961
Non-segment assets:
Cash and cash equivalents	15,262	18,295
Short-term investments	4,035	3,023
Income taxes receivable	477	728
Deferred income taxes	1,567	474
Other current assets	1,234	1,698
Property, plant and equipment (9)	674	694
Other assets	1,652	1,725
Total assets	$111,908	$112,598

	Six months ended
(dollars in thousands)	October 31, 2010	November 1, 2009
Capital expenditures (10):
Mattress Fabrics	$4,720	$1,753
Upholstery Fabrics	120	-
Unallocated Corporate	110	23
Total capital expenditures	$4,950	$1,776
Depreciation expense:
Mattress Fabrics	$1,822	$1,779
Upholstery Fabrics	275	273
Total depreciation expense	2,097	2,052

(6)	Current assets represent accounts receivable and inventory for the respective segment.

 Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)
The $29.6 million at October 31, 2010, represents property, plant, and equipment of $20.8 million and $8.8 million located in the U.S. and Canada, respectively. The $26.7 million at May 2, 2010, represents property, plant, and equipment of $18.8 million and $7.9 million located in the U.S. and Canada, respectively.

(8)
The $959 at October 31, 2010, represents property, plant, and equipment of $767 and $192 located in the U.S. and China, respectively. The $989 at May 2, 2010, represents property, plant, and equipment located in the U.S. of $887 and China of $102, respectively.

(9)
The $674 and $694 at October 31, 2010 and May 2, 2010, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate are located in the U.S.

(10)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

16.  Income Taxes

Effective Income Tax Rate

We recorded an income tax benefit of $270,000, or (3.6)% of income before income tax expense, for the six-month period ended October 31, 2010, compared to income tax expense of $740,000 or 13.5% of income before income tax expense, for the six-month period ended November 1, 2009. Our effective income tax rates for the six-month periods ended October 31, 2010, and November 1, 2009, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections, as well as changes in foreign currencies in relation to the U.S. dollar.

The income tax expense for the six-month period ended October 31, 2010, is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate was reduced by 37% for a reduction in our valuation allowance recorded against our net deferred tax assets. Of this 37% reduction in our income tax rate, 20% and 17% pertain to the company’s operations located in the U.S. and China, respectively. The 20% reduction in our income tax rate from our U.S. operations is due to the realization of our U.S. net deferred tax assets from ordinary taxable income projected for fiscal 2011. Since the realization of our U.S. net deferred tax assets are from ordinary taxable income in the current fiscal year, its tax effects are included in the computation of the annual effective rate for fiscal 2011. The 17% reduction in our income tax rate from our China operations is due to a change in judgment about the realization of our China net deferred tax assets in future years. Since the realization of our China net deferred tax assets is a result of a change in judgment about future years, we recorded an adjustment of $1.3 million that represents a discrete event in which the full tax effects were recorded for  three-month and six-month periods ended October 31, 2010.

 Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

●
The income tax rate was reduced by 6% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●
The income tax rate was reduced by 4% for adjustments made to our Canadian deferred tax liabilities and associated with our election to file our Canadian income tax returns in U.S. dollars commencing with our fiscal 2011 tax year. Our Canadian income tax returns were filed in Canadian dollars for fiscal years prior to fiscal 2011. This adjustment totaled $315,000 and represents a discrete event in which the full tax effects were recorded during the six-month period ended October 31, 2010.

●
The income tax rate increased 9% for an increase in unrecognized tax benefits. This 9% increase in the income tax rate also includes an income tax benefit of $58,000 or a reduction in the income tax rate of 0.8% for the subsequent recognition of unrecognized tax benefits that were effectively settled during the second quarter of fiscal 2011. This adjustment of $58,000 represents a discrete event in which the full tax effects were recorded during the three-month and six-month periods ended October 31, 2010.

●	The income tax rate was increased by 0.4% for stock-based compensation and other miscellaneous items.

The income tax expense for the six-month period ending November 1, 2009, is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate was reduced by 34% for a reduction in the valuation allowance recorded against substantially all of the company’s net deferred tax assets. This reduction in the valuation allowance is primarily due to the U.S. taxable income generated by the repatriation of undistributed earnings from our subsidiaries located in China and the resulting utilization of the U.S. net operating loss carryforwards.

●
The income tax rate was reduced by 10% for the tax effects of foreign exchange losses on U.S. denominated account balances in which income taxes are paid in Canadian dollars. The Canadian foreign exchange rate in relation to the U.S. dollar has been very volatile due to global economic conditions.

●
The income tax rate was reduced by 6% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●
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

 Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

●	The income tax rate increased 11% for an increase in income tax reserves for unrecognized tax benefits.

●	The income tax rate increased 1.5% for stock-based compensation and other miscellaneous items.

Deferred Income Taxes

In accordance with ASC Topic 740, we evaluate our deferred income taxes each reporting period to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance is necessary based on the consideration of all available positive and negative evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified  compared with evidence that represents future events and therefore, is more subjective. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law.

United States

Our net deferred tax asset regarding our U.S. operations primarily pertains to incurring significant U.S. pre-tax losses over the last several years, with U.S. loss carryforwards totaling $64.0 million at May 2, 2010. Due to the favorable results of our multi-year restructuring process in our upholstery fabric operations and key acquisitions and capital investments made for our mattress fabrics segment, on a cumulative three-year basis ending October 31, 2010, our U.S. operations have earned a marginal pre-tax income (achieved in the second quarter of fiscal 2011). Although our U.S. operations have earned a marginal pre-tax income on a cumulative three-year basis ending October 31, 2010, this did not represent sufficient positive evidence to demonstrate future pre-tax income, due to the significance of the cumulative pre-tax losses that have been incurred over a much longer time period. In addition, the significant uncertainty in the current and expected demand for furniture and mattresses, increasing raw material prices in both our upholstery and mattress businesses, and the prevailing uncertainty in the overall economic climate, has made it very difficult to forecast our financial results associated with our U.S. operations. Based on the significant negative evidence noted above, we maintained our position that it is more-likely-than-not that our U.S. net deferred tax assets will not be fully recovered. As a result, we recorded a full valuation allowance totaling $20.6 million against our U.S. net deferred tax assets as of October 31, 2010.

China

Our net deferred tax asset regarding our China operations primarily pertains to the book versus tax basis difference associated with our China operations’ fixed assets. This book versus tax basis difference resulted from our impairment losses and fixed asset write-downs associated with our September 2008 upholstery fabrics restructuring plan. In order for this net deferred tax asset to be realized, our China operations must have sufficient pre-tax income levels to utilize tax depreciation expense each of the next four fiscal years. Due to the favorable results from our restructuring activities and profit improvement plan initiated in the second quarter of fiscal 2009, our China operations have been profitable, reporting pre-tax income of $3.6 million for the first two quarters of fiscal 2011 and $7.9 million in fiscal 2010. In addition, our China operations have earned a pre-tax income of $6.8 million over a cumulative three-year period ending October 31, 2010. As a result of the improvement of our China operations’ pre-tax income levels that have been demonstrated over a cumulative period of three-years, there is sufficient positive evidence that our China operations can provide sufficient pre-tax income levels to utilize tax depreciation expense each of the next four fiscal years. Based on this significant positive evidence, we did not record a valuation allowance against our China net deferred tax assets at October 31, 2010, and recognized an income tax benefit of $1.3 million in the second quarter of fiscal 2011 to reduce the valuation allowance of $1.3 million recorded at May 2, 2010 (the beginning of our fiscal year). The $1.3 million income tax benefit was treated as a discrete event in which the full tax effects of this adjustment were recorded in the three-month and six-month periods ended October 31, 2010 as it pertained to a change in judgment about future years.

 Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Overall

The recorded valuation allowance of $20.6 million has no effect on our operations, loan covenant compliance, or the possible realization of the U.S. income tax loss carryforwards in the future. If it is determined that it is more-likely-than-not that we will realize any of these U.S. income tax loss carryforwards, an income tax benefit would be recognized at that time.

At October 31, 2010, the current deferred tax asset of $176,000 represents $78,000 and $98,000 from our operations located in Canada and China, respectively. At May 2, 2010, the current deferred tax asset of $150,000 represents $84,000 and $66,000 from our operations located in Canada and China, respectively. At October 31, 2010, the non-current deferred tax asset of $1.4 million pertains to our operations located in China. At May 2, 2010, the non-current deferred tax asset of $324,000 pertains to our operations located in China. At October 31, 2010, the non-current deferred tax liability of $622,000 pertains to our operations located in Canada. May 2, 2010, the non-current deferred tax liability of $982,000 pertains to our operations located in Canada.

Uncertainty In Income Taxes

At October 31, 2010, we had $10.8 million of total gross unrecognized tax benefits, of which $3.9 million represents the amount of gross unrecognized tax benefits that, if recognized would favorably affect the income tax rate in future periods. Of the $10.8 million in gross unrecognized tax benefits as of October 31, 2010, $6.9 million were classified as net non-current deferred income taxes and $3.9 million were classified as income taxes payable –long-term in the accompanying consolidated balance sheets.

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

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of October 31, 2010, the company’s statutory surplus reserve was $2.5 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

 Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our subsidiaries located in China can transfer funds to the parent company with the exception of the statutory surplus reserve of $2.5 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

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

At October 31, 2010, the company had open purchase commitments to acquire equipment with regards to its mattress fabrics segment totaling $258,000.

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

General

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The six months ended October 31, 2010, and November 1, 2009, represent 26 week periods, respectively. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufacturers, sources and sells fabrics primarily to bedding manufacturers. The upholstery fabrics segment sources, manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers. We believe that Culp is the largest marketer of mattress fabrics in North America, and one of the largest marketers of upholstery fabrics for furniture in North America, both measured by total sales.

We evaluate the operating performance of our segments based upon income (loss) from operations before restructuring and related charges or credits, certain unallocated corporate expenses, and other non-recurring items. Cost of sales in both segments include costs to manufacture or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses represent primarily compensation and benefits for certain executive officers and all costs related to being a public company. Segment assets include assets used in operations of each segment and primarily consist of accounts receivable, inventories, and property, plant, and equipment. The mattress fabrics segment also includes assets held for sale, goodwill and non-compete agreements associated with certain acquisitions in its segment assets. The upholstery fabrics segment also includes assets held for sale in its segment assets.

Executive Summary

Net sales were $48.9 million for the second quarter of fiscal 2011, a decrease of 2% compared with $49.7 million for the second quarter of fiscal 2010. Net sales were $104.8 million for the six months ended October 31, 2010, an increase of 10% compared with $95.2 million for the six months ended November 1, 2009. Our increase in net sales on a year-to-date basis was primarily driven by strong consumer demand in the first quarter of fiscal 2011 for both bedding and furniture products. Net sales in the first quarter of fiscal 2011 increased 23% compared with the first quarter of fiscal 2010. However, net sales in the second quarter of fiscal 2011 decreased 13% from $55.9 million in the first quarter of fiscal 2011. This decrease reflects a much weaker U.S. retail environment than the first quarter of fiscal 2011. We believe the weakening U.S. retail environment is a result of the uncertainties surrounding the economic outlook, a continued weak housing market, and high unemployment. This trend is expected to continue into the company’s third quarter of fiscal 2011.

Income before income taxes was $3.2 million for the second quarter of fiscal 2011 compared with $3.5 million for the second quarter of fiscal 2010. Income before income taxes was $7.5 million for the six months ended October 31, 2010 an increase of 36% compared with $5.5 million for the six months ended November 1, 2009. Our increase in income before income taxes on a year-to-date basis was driven by strong consumer demand in the first quarter of fiscal 2011 and the benefits of a leaner and more cost-efficient operating platform. However, the second quarter results reflect a weakening U.S. retail environment, rising raw material costs, and increased competitive customer pricing pressure in both our business segments. These trends are expected to continue into the company’s third quarter of fiscal 2011.

Net income was $4.0 million, or $0.30 per diluted share, in the second quarter of fiscal 2011 compared with $2.9 million, or $0.22 per diluted share, in the second quarter of fiscal 2010. Net income for the second quarter of fiscal 2011 includes an income tax benefit of $801,000 and net income for the second quarter of fiscal 2010 includes income tax expense of $625,000. Net income was $7.7 million, or $0.59 per diluted share, for the six months ended October 31, 2010 compared with $4.8 million, or $0.37 per diluted share for the six months ended November 1, 2009. Net income for the six months ended October 31, 2010 includes an income tax benefit of $270,000 and net income for the six months ended November 1, 2009 includes income tax expense of $740,000. The income tax benefits of $801,000 and $270,000 for the second quarter of fiscal 2011 and the six months ended October 31, 2010, respectively, reflect a $1.3 million non-cash reversal during the second quarter of the company’s valuation allowance associated with its China operations.

Despite the ongoing economic uncertainties, we have maintained a strong financial position. Our cash and cash equivalents and short-term investment balance totaled $19.3 million at October 31, 2010 compared with $21.3 million at May 2, 2010. Our cash and cash equivalents and short-term investment balance of $19.3 million exceeded our total debt (current maturities of long-term debt and long-term debt) of $11.6 million. Our next major scheduled long-term debt principal payment of $2.2 million is not due until August 2011. As of October 31, 2010, our lines of credit totaling $12.5 million had no outstanding balances. All of our long-term debt and line of credit agreements are unsecured.

In the upholstery fabrics segment, we are expanding our global presence with greater emphasis in Europe and other international markets. In the third quarter of fiscal 2011, we formed a subsidiary known as Culp Europe Sp. z.o.o. incorporated in Poland. Culp Europe intends to lease a building by January 2011 and begin sales and distribution activities at that location in early 2011.

The following tables set forth the company’s statement of operations by segment for the three and six months ended October 31, 2010, and November 1, 2009.

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 AND NOVEMBER 1, 2009
(Unaudited)
(Amounts in thousands)

	THREE MONTHS ENDED

	Amounts			Percent of Total Sales
	October 31,	November 1,	% Over	October 31,	November 1,
Net Sales by Segment	2010	2009	(Under)	2010	2009

Mattress Fabrics	$28,335	28,202	0.5%	58.0%	56.7%
Upholstery Fabrics	20,544	21,514	(4.5)%	42.0%	43.3%

Net Sales	$48,879	49,716	(1.7)%	100.0%	100.0%

Gross Profit by Segment					Gross Profit Margin

Mattress Fabrics	$5,030	5,896		(14.7)%	17.8%	20.9%
Upholstery Fabrics	2,579	3,281		(21.4)%	12.6%	15.3%
Subtotal	7,609	9,177		(17.1)%	15.6%	18.5%

Restructuring related charges	-	(43)	(1)	(100.0)%	0.0%	(0.1)%

Gross Profit	$7,609	9,134		(16.7)%	15.6%	18.4%

Selling, General and Administrative expenses by Segment				Percent of Sales

Mattress Fabrics	$1,704	1,856	(8.2)%	6.0%	6.6%
Upholstery Fabrics	1,777	2,183	(18.6)%	8.6%	10.1%
Unallocated Corporate expenses	721	1,346	(46.4)%	1.5%	2.7%
Selling, General and Administrative expenses	4,202	5,385	(22.0)%	8.6%	10.8%

Operating Income (loss) by Segment					Operating Income (Loss) Margin

Mattress Fabrics	$3,326	4,041		(17.7)%	11.7%	14.3%
Upholstery Fabrics	802	1,097		(26.9)%	3.9%	5.1%
Unallocated corporate expenses	(721)	(1,346)		(46.4)%	(1.5)%	(2.7)%
Subtotal	3,407	3,792		(10.2)%	7.0%	7.6%

Restructuring and related credit	-	141	(2)	(100.0)%	0.0%	0.3%

Operating income	$3,407	3,933		(13.4)%	7.0%	7.9%

Depreciation by Segment

Mattress Fabrics	$944	880	7.3%
Upholstery Fabrics	139	240	(42.1)%
Subtotal	1,083	1,120	(3.3)%

Notes:

(1)	The $43 restructuring related charge represents other operating costs associated with a closed plant facility.

(2)
The $141 restructuring and related credit represents a credit of $200 for employee termination benefits, offset by a charge of $43 for other operating costs associated with a closed plant facility, and a charge of $16 for lease termination and other exit costs. Of this total credit, a credit of $184 was recorded in restructuring credit and a charge of $43 was recorded in cost of sales.

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE SIX MONTHS ENDED OCTOBER 31, 2010 AND NOVEMBER 1, 2009
(Unaudited)
(Amounts in thousands)

	SIX MONTHS ENDED

	Amounts						Percent of Total Sales
	October 31,		November 1,		% Over		October 31,		November 1,
Net Sales by Segment	2010		2009		(Under)		2010		2009

Mattress Fabrics	$59,253		54,476		8.8%		56.5%		57.2%
Upholstery Fabrics	45,538		40,717		11.8%		43.5%		42.8%

Net Sales	$104,791		95,193		10.1%		100.0%		100.0%

Gross Profit by Segment							Gross Profit Margin

Mattress Fabrics	$11,020		10,658		3.4%		18.6%		19.6%
Upholstery Fabrics	6,298		6,076		3.7%		13.8%		14.9%
Subtotal	17,318		16,734		3.5%		16.5%		17.6%

Restructuring related charges	-		(14)	(2)	(100.0	) %	0.0%		(0.0	) %

Gross Profit	$17,318		16,720		3.6%		16.5%		17.6%

Selling, General and Administrative expenses by Segment							Percent of Sales

Mattress Fabrics	$3,701		3,665		1.0%		6.2%		6.7%
Upholstery Fabrics	3,878		4,216		(8.0	) %	8.5%		10.4%
Unallocated Corporate expenses	1,837		2,399		(23.4	) %	1.8%		2.5%
Subtotal	9,416		10,280		(8.4	) %	9.0%		10.8%

Operating Income (loss) by Segment							Operating Income (Loss) Margin

Mattress Fabrics	$7,319		6,993		4.7%		12.4%		12.8%
Upholstery Fabrics	2,420		1,860		30.1%		5.3%		4.6%
Unallocated corporate expenses	(1,837)		(2,399)		(23.4	) %	(1.8	) %	(2.5	) %
Subtotal	7,902		6,454		22.4%		7.5%		6.8%

Restructuring and related credit	8	(1)	329	(3)	97.6%		0.0%		0.3%

Operating income	$7,910		6,783		16.6%		7.5%		7.1%

Depreciation by Segment

Mattress Fabrics	$1,822		1,779		2.4%
Upholstery Fabrics	275		273		0.7%
Subtotal	2,097		2,052		2.2%

Notes:

(1)	The $8 restructuring credit primarily represents a credit of $15 for employee termination benefits and a charge of $7 for lease termination and other exit costs.

(2)
The $14 restructuring related charge represents a charge of $64 for other operating costs associated with a closed plant facility offset by a credit of $50 for the sale of inventory previously reserved for.

(3)
The $329 restructuring and related credit represents a credit of $169 for employee termination benefits, a credit of $113 for sales proceeds received on equipment with no carrying value, a credit of $61 for lease termination and other exit costs, a credit of $50 for the sale of inventory previously reserved for, offset by a charge of $64 for other operating costs associated with a closed plant facility.

Three and Six months ended October 31, 2010 compared with the Three and Six Months ended November 1, 2009

Mattress Fabrics Segment

Net Sales

Net sales were $28.3 million for the second quarter of fiscal 2011 compared with $28.2 million for the second quarter of fiscal 2010. Although net sales were relatively flat compared with the prior period, these results were achieved in spite of weakening consumer demand in the bedding industry and the planned discontinuance of a product line. Continuing product lines increased 7% in the second quarter of fiscal 2011 compared with the second quarter of fiscal 2010.

Net sales were $59.3 million for the six months ended October 31, 2010, an increase of 9% compared with $54.5 million for the six months ended November 1, 2009. This increase in net sales reflects the strong consumer demand in the bedding industry in the first two months of this fiscal year and the closure of a key competitor in late calendar 2009. Although net sales increased 9% on a year-to-date basis, the second quarter results reflect weakening consumer demand in the bedding industry. This trend is expected to continue into the company’s third quarter of fiscal 2011.

Gross Profit and Operating Income

Gross profit was $5.0 million for the second quarter of fiscal 2011, or 18% of net sales, compared with $5.9 million, or 21% of net sales for the second quarter of fiscal 2010. Selling, general, and administrative expenses (SG&A) for the second quarter of fiscal 2011 was $1.7 million compared with $1.9 million for the second quarter of fiscal 2010. Operating income was $3.3 million for the second quarter of fiscal 2011 compared with $4.0 million for the first quarter of fiscal 2010. Operating margins were 12% and 14% of net sales in the second quarter of fiscal 2011 and 2010, respectively.

Gross profit was $11.0 million for the six months ended October 31, 2010, or 18.6% of net sales, compared with $10.7 million, or 19.6% of net sales for the six months ended November 1, 2009. Selling, general, and administrative expenses (SG&A) was $3.7 million for the six month periods ended October 31, 2010 and November 1, 2009, respectively. Operating income was $7.3 million for the six months ended October 31, 2010, compared with $7.0 million for the six months ended November 1, 2009. Operating margins were 12.4% and 12.8% of net sales for the six month periods ending October 31, 2010 and November 1, 2009, respectively.

Although net sales remained flat in the second quarter of fiscal 2011 compared with the second quarter of fiscal 2010, gross profit and operating margins decreased when comparing the two quarters. In addition, gross profit and operating margins decreased slightly for the six month period ending October 31, 2010 compared with the six month period ending November 1, 2009, despite net sales increasing 9% for the same year over year period. This trend in decreased profitability was due to increased competitive customer pricing pressure and higher raw material costs experienced primarily in the second quarter of fiscal 2011. These trends are expected to continue into the company’s third quarter of fiscal 2011.

During fiscal 2011, we completed a multi-year expansion of our mattress fabrics business which included the expansion of internal production capacity for our knitted fabrics product line, our fastest growing product category, and the completion of an energy initiative in our Canadian operation that will have an environmental benefit and reduce future operating costs. The total investment for this multi-year expansion totaled $45 million, which included $25 million in capital expenditures and $20 million spent for two successful acquisitions. As a result of these investments, we are well positioned with a large and modern vertically integrated manufacturing platform in the two major product categories of the mattress fabrics industry and have been able to substantially improve our supply logistics from pattern inception to fabric delivery.

Segment assets

Segment assets consist of accounts receivable, inventory, assets held for sale, non-compete agreements associated with the certain acquisitions, goodwill, and property, plant, and equipment.

As of October 31, 2010, accounts receivable and inventory totaled $23.5 million compared with $22.3 million at May 2, 2010.

As of October 31, 2010, property, plant and equipment totaled $29.6 million compared with $26.7 million at May 2, 2010.  The $29.6 million at October 31, 2010, represents property, plant, and equipment of $20.8 million and $8.8 million located in the U.S. and Canada, respectively. The $26.7 million at May 2, 2010, represents property, plant, and equipment of $18.8 million and $7.9 million located in the U.S. and Canada, respectively. The increase in property, plant, and equipment during fiscal 2011 represents capital expenditures of $4.7 million for the capital investment programs noted above, offset by depreciation of $1.8 million.

As of October 31, 2010 and May 2, 2010, the carrying value of the segment’s goodwill was $11.5 million. As of October 31, 2010, and May 2, 2010, the carrying values of the non-compete agreements were $626,000 and $843,000, respectively. At October 31, 2010 and May 2, 2010, assets held for sale totaled $34,000.

Upholstery Fabrics Segment

Net Sales

Upholstery fabric net sales for the second quarter of fiscal 2011 were $20.5 million, a 5% decrease compared with $21.5 million in the second quarter of fiscal 2010. Net sales of upholstery fabrics produced outside our U.S. manufacturing operations were $17.2 million in the second quarter of fiscal 2011, a 4% decrease compared with $17.9 million in the second quarter of fiscal 2010. Net sales of U.S. produced upholstery fabrics were $3.4 million in the second quarter of fiscal 2011, a decrease of 7% from $3.6 million in the second quarter of fiscal 2010. These decreases in net sales reflect weakening U.S. consumer demand for furniture.

Upholstery fabric net sales for the six months ended October 31, 2010 were $45.5 million, a 12% increase compared with $40.7 million for the six months ended November 1, 2009. Net sales of upholstery fabrics produced outside our U.S. manufacturing operations were $39.3 million for the six months ended October 31, 2010 a 15% increase compared with $34.0 million for the six months ended November 1, 2009. Net sales of U.S. produced upholstery fabrics were $6.3 million for the six months ended October 31, 2010, a decrease of 6% from $6.7 million for the six months ended November 1, 2009.

Our increase of 12% in net sales on a year-to-date basis was primarily driven by a stronger consumer demand in the first quarter of fiscal 2011, in which the company experienced an increase of 30% in net sales compared with the first quarter of fiscal 2010, a planned discontinuation of certain U.S. products in fiscal 2010, and a significant increase in the provision for returns, allowances, and discounts in fiscal 2010 that did not recur in fiscal 2011. Although net sales increased 12% on a year-to-date basis, these results reflect a weakening U.S. consumer demand for furniture in comparison to the first quarter of fiscal 2011. Net sales in the second quarter of fiscal 2011 decreased 18% from $25.0 million in the first quarter of fiscal 2011. This trend is expected to continue into the company’s third quarter of fiscal 2011.

Our upholstery fabric net sales continue to be driven by our operations located in China, accounting for 84% and 86% of upholstery fabric net sales in the second quarter of fiscal 2011 and for the six months ended October 31, 2010, respectively. Although most of our China produced products have been traditionally been sold to our U.S. customers, we have expanded our sales to the local China market. The net sales in the local China market have been small, but we are encouraged with the favorable customer response and the ability to leverage these opportunities from our China platform.

In addition, we are expanding our global presence with greater emphasis on sales to customers in Europe and other international markets. In the third quarter of fiscal 2011, we formed a subsidiary known as Culp Europe Sp. z o.o., incorporated in Poland. Culp Europe intends to lease a building by January 2011 near Poznan, Poland. We plan to begin sales and distribution activities at that location in early 2011 for upholstery fabrics sourced primarily from our China platform, but also from the company’s U.S. operations and possibly directly from outside suppliers.  Our sales and marketing efforts in Europe also include a program for shipping containers of fabric and cut and sewn kits directly from our operations in China to customers in Europe.  The investment required for this initiative will be principally working capital, estimated at 15 to 20% of sales generated, and only a minimal amount of fixed assets (under $100,000) for warehouse equipment and leasehold improvements. There will also be a relatively small amount of SG&A expenses involved in the start up phase of Culp Europe. We expect sales for Culp Europe to begin by the end of the fourth quarter of fiscal 2011.

Gross Profit and Operating Income

The upholstery fabrics segment reported a gross profit of $2.6 million, or 13% of net sales, in the second quarter of fiscal 2011 compared with $3.3 million, or 15% of net sales, in the second quarter of fiscal 2010. Selling, general, and administrative expenses (SG&A) for the second quarter of fiscal 2011 were $1.8 million compared with $2.2 million in the second quarter of fiscal 2010. Operating income was $802,000 in the second quarter of fiscal 2011 compared with operating income of $1.1 million in the second quarter of fiscal 2010. Operating margins were 3.9% and 5.1% of net sales in the second quarter of fiscal 2011 and 2010, respectively.

The upholstery fabrics segment reported a gross profit of $6.3 million, or 13.8% of net sales, for the six months ended October 31, 2010 compared with $6.1 million, or 14.9% of net sales, for the six months ended November 1, 2009. SG&A expenses for the six months ended October 31, 2010 were $3.9 million compared with $4.2 million for the six months ended November 1, 2009. Operating income was $2.4 million for the six months ended October 31, 2010 compared with operating income of $1.9 million for the six months ended November 1, 2009. Operating margins were 5.3% and 4.6% of net sales for the six month periods ending October 31, 2010 and November 1, 2009, respectively.

Although net sales increased 12% for the six months ended October 31, 2010 compared with the six months ended November 1, 2009, gross profit margins decreased and operating margins slightly increased for the same year over year period. In addition, operating income and margins decreased in the second quarter of fiscal 2011 compared with the first quarter of fiscal 2011. Operating income and margins were $1.6 million and 6.5% for the first quarter of fiscal 2011 compared with $802,000 and 3.9% for the second quarter of fiscal 2011. This reduction in profitability is the result of rising raw material costs in addition to the lower sales volume experienced in the second quarter of fiscal 2011. These trends are expected to continue into the company’s third quarter of fiscal 2011. In order to offset some of the raw material price increases, we have implemented customer price increases on certain products.

Segment Assets

Segment assets consist of accounts receivable, inventory, assets held for sale, and property, plant, and equipment.  As of October 31, 2010, accounts receivable and inventory totaled $20.8 million compared to $23.5 million at May 2, 2010. At October 31, 2010 and May 2, 2010, assets held for sale totaled $89,000.

As of October 31, 2010, property, plant, and equipment totaled $959,000 compared with $989,000 at May 2, 2010. The $959,000 at October 31, 2010, represents property, plant, and equipment of $767,000 and $192,000 located in the U.S. and China, respectively. The $989,000 at May 2, 2010, represents property, plant, and equipment of $887,000 and $102,000 located in the U.S. and China, respectively.

Other Income Statement Categories

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (SG&A) for the company as a whole were $4.2 million for the second quarter of fiscal 2011 compared with $5.4 million for the second quarter of fiscal 2010. SG&A expenses were 8.6% of net sales in the second quarter of fiscal 2011 compared with 10.8% of net sales in the second quarter of fiscal 2010. SG&A expenses for the company as whole were $9.4 million for the six months ended October 31, 2010 compared with $10.3 million for the six months ended November 1, 2009. SG&A expenses were 9% of net sales for the six months ended October 31, 2010 compared with 10.8% for the six months ended November 1, 2009. This decrease in SG&A expenses primarily pertains to (i) a decrease in stock-based compensation expense which reflects a decrease in stock-based awards and the company’s stock price, (ii) a decrease in incentive bonus accruals reflecting weaker financial results in relation to pre-established performance targets and (iii) a decrease in bad debt expense reflecting the decrease in our consolidated accounts receivable balance, as well as management's assessment of estimated credit exposures within its accounts receivable portfolio.

Interest Expense (Income)

Interest expense for the second quarter of fiscal 2011 was $225,000 compared to $342,000 for the second quarter of fiscal 2010. Interest expense for the six months ended October 31, 2010 was $435,000 compared to $699,000 for the six months ended November 1, 2009. This trend reflects lower outstanding balances in the company’s long-term debt.

Interest income was $49,000 for the second quarter of fiscal 2011 compared to $16,000 for the second quarter of fiscal 2010. Interest income was $87,000 for the six months ended October 31, 2010 compared to $28,000 for the six months ended November 1, 2009. Our increase in interest income is primarily due to higher cash and cash equivalent and short-term investment balances during fiscal 2011 compared with fiscal 2010 and a higher rate of return on short-term investments that were not acquired until the third quarter of fiscal 2010.

Other Expense

Other expense for the second quarter of fiscal 2011 was $30,000 compared with $103,000 for the second quarter of fiscal 2010. Other expense for the six months ended October 31, 2010 was $83,000 compared with $617,000 for the six months ended November 1, 2009. This change primarily reflects fluctuations in the foreign currency exchange rate for our subsidiary domiciled in Canada and our ability to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in Canadian dollars during fiscal 2011.

Income Taxes

Effective Income Tax Rate

We recorded an income tax benefit of $270,000, or (3.6)% of income before income tax expense, for the six-month period ended October 31, 2010, compared to income tax expense of $740,000 or 13.5% of income before income tax expense, for the six-month period ended November 1, 2009. Our effective income tax rates for the six-month periods ended October 31, 2010, and November 1, 2009, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections, as well as changes in foreign currencies in relation to the U.S. dollar.

The income tax expense for the six-month period ended October 31, 2010, is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate was reduced by 37% for a reduction in our valuation allowance recorded against our net deferred tax assets. Of this 37% reduction in our income tax rate, 20% and 17% pertain to the company’s operations located in the U.S. and China, respectively. The 20% reduction in our income tax rate from our U.S. operations is due to the realization of our U.S. net deferred tax assets from ordinary taxable income projected for fiscal 2011. Since the realization of our U.S. net deferred tax assets are from ordinary taxable income in the current fiscal year, its tax effects are included in the computation of the annual effective rate for fiscal 2011. The 17% reduction in our income tax rate from our China operations is due to a change in judgment about the realization of our China net deferred tax assets in future years. Since the realization of our China net deferred tax assets is a result of a change in judgment about future years, we recorded an adjustment of $1.3 million that represents a discrete event in which the full tax effects were recorded for  three-month and six-month periods ended October 31, 2010.

●
The income tax rate was reduced by 6% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●
The income tax rate was reduced by 4% for adjustments made to our Canadian deferred tax liabilities and associated with our election to file our Canadian income tax returns in U.S. dollars commencing with our fiscal 2011 tax year. Our Canadian income tax returns were filed in Canadian dollars for fiscal years prior to fiscal 2011. This adjustment totaled $315,000 and represents a discrete event in which the full tax effects were recorded during the six-month period ended October 31, 2010.

●
The income tax rate increased 9% for an increase in unrecognized tax benefits. This 9% increase in the income tax rate also includes an income tax benefit of $58,000 or a reduction in the income tax rate of 0.8% for the subsequent recognition of unrecognized tax benefits that were effectively settled during the second quarter of fiscal 2011. This adjustment of $58,000 represents a discrete event in which the full tax effects were recorded during the three-month and six-month periods ended October 31, 2010.

●	The income tax rate was increased by 0.4% for stock-based compensation and other miscellaneous items.

The income tax expense for the six-month period ending November 1, 2009, is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate was reduced by 34% for a reduction in the valuation allowance recorded against substantially all of the company’s net deferred tax assets. This reduction in the valuation allowance is primarily due to the U.S. taxable income generated by the repatriation of undistributed earnings from our subsidiaries located in China and the resulting utilization of the U.S. net operating loss carryforwards.

●
The income tax rate was reduced by 10% for the tax effects of foreign exchange losses on U.S. denominated account balances in which income taxes are paid in Canadian dollars. The Canadian foreign exchange rate in relation to the U.S. dollar has been very volatile due to global economic conditions.

●
The income tax rate was reduced by 6% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●
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

●	The income tax rate increased 11% for an increase in income tax reserves for unrecognized tax benefits.

●	The income tax rate increased 1.5% for stock-based compensation and other miscellaneous items.

 Deferred Income Taxes

In accordance with ASC Topic 740, we evaluate our deferred income taxes each reporting period to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance is necessary based on the consideration of all available positive and negative evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified  compared with evidence that represents future events and therefore, is more subjective. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law.

United States

Our net deferred tax asset regarding our U.S. operations primarily pertains to incurring significant U.S. pre-tax losses over the last several years, with U.S. loss carryforwards totaling $64.0 million at May 2, 2010. Due to the favorable results of our multi-year restructuring process in our upholstery fabric operations and key acquisitions and capital investments made for our mattress fabrics segment, on a cumulative three-year basis ending October 31, 2010, our U.S. operations have earned a marginal pre-tax income (achieved in the second quarter of fiscal 2011). Although our U.S. operations have earned a marginal pre-tax income on a cumulative three-year basis ending October 31, 2010, this did not represent sufficient positive evidence to demonstrate future pre-tax income, due to the significance of the cumulative pre-tax losses that have been incurred over a much longer time period. In addition, the significant uncertainty in the current and expected demand for furniture and mattresses, increasing raw material prices in both our upholstery and mattress businesses, and the prevailing uncertainty in the overall economic climate, has made it very difficult to forecast our financial results associated with our U.S. operations. Based on the significant negative evidence noted above, we maintained our position that it is more-likely-than-not that our U.S. net deferred tax assets will not be fully recovered. As a result, we recorded a full valuation allowance totaling $20.6 million against our U.S. net deferred tax assets as of October 31, 2010.

China

Our net deferred tax asset regarding our China operations primarily pertains to the book versus tax basis difference associated with our China operations’ fixed assets. This book versus tax basis difference resulted from our impairment losses and fixed asset write-downs associated with our September 2008 upholstery fabrics restructuring plan. In order for this net deferred tax asset to be realized, our China operations must have sufficient pre-tax income levels to utilize tax depreciation expense each of the next four fiscal years. Due to the favorable results from our restructuring activities and profit improvement plan initiated in the second quarter of fiscal 2009, our China operations have been profitable, reporting pre-tax income of $3.6 million for the first two quarters of fiscal 2011 and $7.9 million in fiscal 2010. In addition, our China operations have earned a pre-tax income of $6.8 million over a cumulative three-year period ending October 31, 2010. As a result of the improvement of our China operations’ pre-tax income levels that have been demonstrated over a cumulative period of three-years, there is sufficient positive evidence that our China operations can provide sufficient pre-tax income levels to utilize tax depreciation expense each of the next four fiscal years. Based on this significant positive evidence, we did not record a valuation allowance against our China net deferred tax assets at October 31, 2010, and recognized an income tax benefit of $1.3 million in the second quarter of fiscal 2011 to reduce the valuation allowance of $1.3 million recorded at May 2, 2010 (the beginning of our fiscal year). The $1.3 million income tax benefit was treated as a discrete event in which the full tax effects of this adjustment were recorded in the three-month and six-month periods ended October 31, 2010 as it pertained to a change in judgment about future years.

Overall

The recorded valuation allowance of $20.6 million has no effect on our operations, loan covenant compliance, or the possible realization of the U.S. income tax loss carryforwards in the future. If it is determined that it is more-likely-than-not that we will realize any of these U.S. income tax loss carryforwards, an income tax benefit would be recognized at that time.

At October 31, 2010, the current deferred tax asset of $176,000 represents $78,000 and $98,000 from our operations located in Canada and China, respectively. At May 2, 2010, the current deferred tax asset of $150,000 represents $84,000 and $66,000 from our operations located in Canada and China, respectively. At October 31, 2010, the non-current deferred tax asset of $1.4 million pertains to our operations located in China. At May 2, 2010, the non-current deferred tax asset of $324,000 pertains to our operations located in China. At October 31, 2010, the non-current deferred tax liability of $622,000 pertains to our operations located in Canada. May 2, 2010, the non-current deferred tax liability of $982,000 pertains to our operations located in Canada.

Uncertainty In Income Taxes

At October 31, 2010, we had $10.8 million of total gross unrecognized tax benefits, of which $3.9 million represents the amount of gross unrecognized tax benefits that, if recognized would favorably affect the income tax rate in future periods. Of the $10.8 million in gross unrecognized tax benefits as of October 31, 2010, $6.9 million were classified as net non-current deferred income taxes and $3.9 million were classified as income taxes payable –long-term in the accompanying consolidated balance sheets.

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

Our cash and cash equivalents and short-term investment balance totaled $19.3 million at October 31, 2010, compared with $21.3 million at May 2, 2010. This decrease reflects planned cash capital expenditures of $5.1 million mostly related to our mattress fabrics segment, offset by cash flow provided by operating activities of $2.6 million, and cash proceeds from the issuance of common stock totaling $511,000.

Despite the ongoing economic uncertainties, we have maintained a strong financial position. Our cash and cash equivalents and short-term investment balance of $19.3 million exceeded our total debt (current maturities of long-term debt and long-term debt) of $11.6 million. Our next major scheduled long-term debt principal payment of $2.2 million is not due until August 2011. As of October 31, 2010, our lines of credit totaling $12.5 million had no outstanding balances. All of our long-term debt and line of credit agreements are unsecured.

Our cash and cash equivalents and short-term investment balance may be adversely affected by factors beyond our control, such as weakening industry demand and delays in receipt of payment on accounts receivable.

Working Capital

Accounts receivable at October 31, 2010, were $14.8 million, a decrease of $2.0 million, or 12%, compared with $16.8 million at November 1, 2009.  This decrease primarily reflects a decline in business volume in both our business segments in the second quarter of fiscal 2011 compared with the second quarter of fiscal 2010 and customers associated with the mattress fabrics segment continuing to take advantage of cash discounts for early payments. Days’ sales outstanding totaled 28 and 31 days during the quarter ended October 31, 2010, and November 1, 2009, respectively.

Inventories as of October 31, 2010, were $29.4 million, an increase of $7.6 million, or 35%, in comparison with $21.8 million at November 1, 2009. This increase primarily reflects inventory purchases that were made based on expected demand trends at the beginning of the second quarter that have been slower to materialize as a result of the weakening consumer demand that was much more severe than anticipated in both our business segments. Inventory is expected to decrease by the end of the company’s third quarter of fiscal 2011 as we will utilize inventory on hand to meet future consumer demand. Inventory turns for the second quarter of fiscal 2011 were 5.5 compared with 7.5 for the second quarter of fiscal 2010.

Accounts payable-trade as of October 31, 2010, were $18.0 million, an increase of $1.6 million, or 10% in comparison with $16.4 million at November 1, 2009. This increase primarily reflects increased inventory purchases in both our business segments in the second quarter of fiscal 2011 compared with the second quarter of fiscal 2010.

Operating working capital (comprised of accounts receivable and inventories, less accounts payable-trade and capital expenditures) was $26.0 million at October 31, 2010 compared with $21.6 million at November 1, 2009. Working capital turnover was 8.9 and 7.4 during the quarters ended October 31, 2010, and November 1, 2009, respectively.

Financing Arrangements

Unsecured Term Notes

In connection with the Bodet & Horst acquisition, we entered into a note agreement dated August 11, 2008. This agreement provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The principal payments are payable over an average term of 4.8 years through August 11, 2015. This agreement contains customary financial and other covenants as defined in the agreement.

Government of Quebec Loan

We have an agreement with the Government of Quebec for a term loan that is non-interest bearing and is payable in 48 equal monthly installments (denominated in Canadian dollars) commencing December 1, 2009. The proceeds were used to partially finance capital expenditures at our Rayonese facility located in Quebec, Canada.

Revolving Credit Agreement – United States

On August 13, 2010, we entered into a sixteenth amendment to our revolving credit agreement. This agreement currently provides for a loan commitment of $6.5 million, including letters of credit of $3.0 million. This agreement expires August 15, 2012 and provides for a pricing matrix to determine the interest rate payable on loans made under this agreement (applicable interest rate of 2.26% at October 31, 2010). As of October 31, 2010, there were $425,000 in outstanding letters of credit (all of which related to workers compensation). At October 31, 2010 and May 2, 2010, there were no borrowings outstanding under the agreement.

The sixteenth amendment to this revolving credit agreement also increased the annual capital expenditure limit from $4.0 million to $10.0 million.

Revolving Credit Agreement – China

We have an unsecured credit agreement that provides for a line of credit of up to approximately $6.0 million and expires on March 2, 2011. This agreement bears interest at a rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of October 31, 2010 and May 2, 2010.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At October 31, 2010, the company was in compliance with these financial covenants.

At October 31, 2010, the principal payment requirements of long-term debt during the next five years are: Year 1 – $2.4 million; Year 2 - $2.4 million; Year 3 - $2.4 million; Year 4 - $2.2 million; and Year 5 - $2.2 million.

Capital Expenditures and Depreciation

Capital expenditures on an accrual and cash basis for the six months ended October 31, 2010, were $5.0 million and $5.1 million, respectively. Capital expenditures for the six months ended October 31, 2010, mostly relate to the mattress fabrics segment. Depreciation expense for the six months ended October 31, 2010 was $2.1 million, and primarily relates to the mattress fabrics segment.

For all of fiscal 2011, we currently expect capital expenditures to be approximately $6.5 million. Planned capital expenditures for fiscal 2011 primarily relate to the mattress fabrics segment. With the substantial completion of our capital spending in our mattress fabrics segment, we expect capital spending for the company as a whole to be substantially lower in the foreseeable future. For fiscal 2011, depreciation expense is projected to be $4.4 million, which primarily relates to the mattress fabrics segment.

At October 31, 2010, we had amounts due regarding capital expenditures totaling $253,000, of which $188,000 was vendor-financed and $65,000 was non-vendor financed. Our vendor-financed arrangement bears interest at a fixed interest rate of 7.14%. The total outstanding amount of $253,000 is required to be paid in full during fiscal 2011.

Critical Accounting Policies and Recent Accounting Developments

As of October 31, 2010, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended May 2, 2010.

Refer to Note 2 located in the notes to the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended May 2, 2010.

Contractual Obligations

As of October 31, 2010, there were no significant changes to or new contractual obligations from those reported in our annual report on Form 10-K for the year ended May 2, 2010, with the exception of open purchase commitments to acquire equipment with regard to the mattress fabrics segment totaling $258,000 at October 31, 2010 compared with $3.8 million at May 2, 2010.

Inflation

Any significant increase in our raw material costs, utility/energy costs and general economic inflation could have a material adverse effect on the company, because competitive conditions have limited our ability to pass significant operating increases on to customers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our revolving credit lines. At October 31, 2010, the company’s U.S. revolving credit agreement provides for a pricing matrix to determine the interest rate payable on loans made under this agreement. The company’s revolving credit line associated with its China subsidiaries bears interest at a rate determined by the Chinese government. At October 31, 2010, there were no borrowings outstanding under these revolving credit lines.

We are not exposed to market risk from changes in interest rates on our long-term debt.  The company’s unsecured term notes have a fixed interest rate of 8.01%, and the loan associated with the Government of Quebec is non-interest bearing.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in China and Canada. On January 21, 2009, we entered into a Canadian dollar foreign exchange contract associated with its loan from the Government of Quebec. The agreement effectively converted the Canadian dollar principal debt payments at a fixed Canadian dollar foreign exchange rate versus the United States dollar of 1.21812 and was due to expire on November 1, 2013. During the first quarter of fiscal 2011, we elected to terminate this contract due to the current favorable Canadian dollar foreign exchange rates in comparison to the fixed contractual rate noted above. Additionally, we try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in China and Canada, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in either exchange rate at October 31, 2010, would not have had a significant impact on our results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2010, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended October 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the six months ended October 31, 2010. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2010 for the fiscal year ended May 2, 2010.

Item 1A.  Risk Factors

There have not been any material changes to our risk factors during the six months ended October 31, 2010. Our risk factors are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2010 for the fiscal year ended May 2, 2010.

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

CULP, INC.
(Registrant)

Date: December 10, 2010	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant
and also signing as principal financial officer)

	By:	/s/ Thomas B. Gallagher, Jr.
Thomas B. Gallagher, Jr.
Corporate Controller
(Authorized to sign on behalf of the registrant
and also signing as principal accounting officer)

II-2

EXHIBIT INDEX

Exhibit Number 31.1	Exhibit Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.