Form 10-Q
period 2011-01-30
CULP INC
filed 2011-03-11
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           ☐ YES      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding at January 30, 2011:  13,213,939
Par Value: $0.05 per share

Item 1.  Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 30, 2011 AND JANUARY 31, 2010
(UNAUDITED)
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED

	Amounts			Percent of Sales
	January 30,	January 31,	% Over	January 30,	January 31,
	2011	2010	(Under)	2011	2010

Net sales	$51,652	53,980	(4.3)%	100.0%	100.0%
Cost of sales	43,413	43,323	0.2%	84.0%	80.3%
Gross profit	8,239	10,657	(22.7)%	16.0%	19.7%

Selling, general and
administrative expenses	5,129	6,435	(20.3)%	9.9%	11.9%
Restructuring expense	7	26	(73.1)%	0.0%	0.0%
Income from operations	3,103	4,196	(26.0)%	6.0%	7.8%

Interest expense	224	327	(31.5)%	0.4%	0.6%
Interest income	(57)	(52)	9.6%	(0.1)%	(0.1	) %
Other expense	28	96	(70.8)%	0.1%	0.2%
Income before income taxes	2,908	3,825	(24.0)%	5.6%	7.1%

Income taxes *	483	825	(41.5)%	16.6%	21.6%
Net income	$2,425	3,000	(19.2)%	4.7%	5.6%

Net income per share, basic	$0.19	0.24	(20.8)%
Net income per share, diluted	$0.18	0.23	(21.7)%
Average shares outstanding, basic	13,005	12,713	2.3%
Average shares outstanding, diluted	13,228	13,074	1.2%

	NINE MONTHS ENDED

	Amounts			Percent of Sales
	January 30,	January 31,	% Over	January 30,	January 31,
	2011	2010	(Under)	2011	2010

Net sales	$156,443	149,173	4.9%	100.0%	100.0%
Cost of sales	130,886	121,795	7.5%	83.7%	81.6%
Gross profit	25,557	27,378	(6.7)%	16.3%	18.4%

Selling, general and
administrative expenses	14,544	16,716	(13.0)%	9.3%	11.2%
Restructuring credit	-	(317)	(100.0)%	0.0%	(0.2	) %
Income from operations	11,013	10,979	0.3%	7.0%	7.4%

Interest expense	659	1,026	(35.8)%	0.4%	0.7%
Interest income	(144)	(81)	77.8%	(0.1)%	(0.1	) %
Other expense	111	714	(84.5)%	0.1%	0.5%
Income before income taxes	10,387	9,320	11.4%	6.6%	6.2%

Income taxes *	213	1,565	(86.4)%	2.1%	16.8%
Net income	$10,174	7,755	31.2%	6.5%	5.2%

Net income per share, basic	$0.79	0.61	29.5%
Net income per share, diluted	$0.77	0.60	28.3%
Average shares outstanding, basic	12,936	12,679	2.0%
Average shares outstanding, diluted	13,218	12,960	2.0%

*Percent of sales column for income taxes is calculated as a % of income before income taxes.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
JANUARY 30, 2011, JANUARY 31, 2010 AND MAY 2, 2010
(UNAUDITED)
(Amounts in Thousands)

	Amounts		Increase
	January 30,	January 31,	(Decrease)			* May 2,
	2011	2010	Dollars	Percent		2010

Current assets:
Cash and cash equivalents	$17,259	15,994	1,265	7.9%		18,295
Short-term investments	5,518	3,021	2,497	82.7%		3,023
Accounts receivable	16,909	20,871	(3,962)	(19.0	) %	19,822
Inventories	26,407	24,366	2,041	8.4%		26,002
Deferred income taxes	296	57	239	419.3%		150
Assets held for sale	112	98	14	14.3%		123
Income taxes receivable	407	331	76	23.0%		728
Other current assets	1,521	1,217	304	25.0%		1,698
Total current assets	68,429	65,955	2,474	3.8%		69,841

Property, plant and equipment, net	30,571	26,431	4,140	15.7%		28,403
Goodwill	11,462	11,462	-	0.0%		11,462
Deferred income taxes	1,322	-	1,322	100.0%		324
Other assets	2,093	2,660	(567)	(21.3	) %	2,568

Total assets	$113,877	106,508	7,369	6.9%		112,598

Current liabilities:
Current maturities of long-term debt	$2,400	4,880	(2,480)	(50.8	) %	196
Current portion of obligation under a capital lease	-	107	(107)	(100.0	) %	-
Accounts payable-trade	17,121	18,649	(1,528)	(8.2	) %	22,278
Accounts payable - capital expenditures	203	790	(587)	(74.3	) %	567
Accrued expenses	5,971	8,144	(2,173)	(26.7	) %	9,613
Accrued restructuring costs	71	362	(291)	(80.4	) %	324
Income taxes payable - current	289	153	136	88.9%		224
Total current liabilities	26,055	33,085	(7,030)	(21.2	) %	33,202

Accounts payable - capital expenditures	-	188	(188)	(100.0	) %	-
Income taxes payable - long-term	3,934	3,690	244	6.6%		3,876
Deferred income taxes	622	1,092	(470)	(43.0	) %	982
Long-term debt, less current maturities	9,166	11,529	(2,363)	(20.5	) %	11,491

Total liabilities	39,777	49,584	(9,807)	(19.8	) %	49,551

Commitments and Contingencies (Note 19)

Shareholders' equity	74,100	56,924	17,176	30.2%		63,047

Total liabilities and
shareholders' equity	$113,877	106,508	7,369	6.9%		112,598

Shares outstanding	13,214	12,935	279	2.2%		13,052

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 30, 2011 AND JANUARY 31, 2010
(UNAUDITED)
(Amounts in Thousands)

	NINE MONTHS ENDED

	Amounts
	January 30,	January 31,
	2011	2010

Cash flows from operating activities:
Net income	$10,174	7,755
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	3,205	3,042
Amortization of other assets	385	416
Stock-based compensation	280	695
Deferred income taxes	(1,219)	190
Restructuring expenses, net of gain on sale of related assets	-	(127)
Loss (gain) on sale of equipment	15	(72)
Excess tax benefits related to stock-based compensation	(285)	(182)
Foreign currency exchange losses	33	613
Changes in assets and liabilities:
Accounts receivable	3,053	(2,742)
Inventories	(291)	(385)
Other current assets	204	46
Other assets	13	(48)
Accounts payable	(5,459)	1,558
Accrued expenses	(3,822)	1,555
Accrued restructuring	(253)	(491)
Income taxes	379	109
Net cash provided by operating activities	6,412	11,932

Cash flows from investing activities:
Capital expenditures	(5,580)	(4,209)
Purchase of short-term investments	(4,532)	(3,021)
Proceeds from the sale of short-term investments	2,037	-
Proceeds from the sale of equipment	27	513
Net cash used in investing activities	(8,048)	(6,717)

Cash flows from financing activities:
Payments on vendor-financed capital expenditures	(188)	(797)
Payments on capital lease obligation	-	(519)
Payments on long-term debt	(129)	(32)
Debt issuance costs	(27)	(15)
Excess tax benefits related to stock-based compensation	285	182
Proceeds from common stock issued	591	250
Net cash provided by (used in) financing activities	532	(931)

Effect of exchange rate changes on cash and cash equivalents	68	(87)

(Decrease) increase in cash and cash equivalents	(1,036)	4,197

Cash and cash equivalents at beginning of period	18,295	11,797

Cash and cash equivalents at end of period	$17,259	15,994

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed	Accumulated	Other	Total
	Common Stock		in Excess	(Deficit)	Comprehensive	Shareholders’
	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, May 3, 2009	12,767,527	$638	47,728	(355)	20	$48,031
Net income	-	-	-	13,188	-	13,188
Stock-based compensation	-	-	834	-	-	834
Gain on cash flow hedge, net of taxes	-	-	-	-	83	83
Restricted common stock award	80,000	4	(4)	-	-	-
Common stock issued in connection
with performance based units	80,000	4	(4)	-	-	-
Common stock surrendered for
withholding taxes payable	(20,658)	(1)	(190)	-	-	(191)
Excess tax benefit related to stock
based compensation	-	-	429	-	-	429
Common stock issued in connection					.
with stock option exercises	144,916	7	666	-	-	673
Balance, May 2, 2010	13,051,785	652	49,459	12,833	103	63,047
Net income	-	-	-	10,174	-	10,174
Stock-based compensation	-	-	280	-	-	280
Loss on cash flow hedge, net of taxes	-	-	-	-	(103)	(103)
Excess tax benefit related to stock
based compensation	-	-	285	-	-	285
Common stock issued in connection
with performance based units	40,000	2	(2)	-	-	-
Common stock issued in connection
with stock option exercises	152,875	8	738	-	-	746
Fully vested common stock award	3,114	-	-			-
Common stock surrendered for withholding
taxes payable and cost of option exercises	(33,835)	(2)	(327)	-	-	(329)
Balance, January 30, 2011	13,213,939	$660	50,433	23,007	-	$74,100

See accompanying notes to consolidated financial statements.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiaries (the “company”) include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position.  All of these adjustments are of a normal recurring nature except for the income tax benefit of $1.3 million to reduce the valuation allowance against our net deferred tax assets associated with our China operations disclosed in note 16.  Results of operations for interim periods may not be indicative of future results.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2010 for the fiscal year ended May 2, 2010.

Certificates of deposit with maturities of six months totaling $3.0 million have been reclassified from cash and cash equivalents to short-term investments on the January 31, 2010 Consolidated Balance Sheet to conform to current year presentation. The purchases of these certificates of deposit totaling $3.0 million have been classified in investing activities on the Statement of Cash Flows for the nine-month period ending January 31, 2010 to conform to current year presentation.

The company’s three months ended January 30, 2011 and January 31, 2010, represent 13 week periods, respectively. The company’s nine months ended January 30, 2011, and January 31, 2010, represent 39 week periods, respectively.

2. Significant Accounting Policies

As of January 30, 2011, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended May 2, 2010.

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

We recorded $31,000 of compensation expense within selling, general, and administrative expense for these common stock awards for the nine-month period ended January 30, 2011. There were not any common stock awards for the nine-month period ended January 31, 2010 and, therefore no compensation expense was recorded on fully vested common stock awards.

Incentive Stock Option Awards

We did not grant any incentive stock option awards during the first three quarters of fiscal 2011.

At January 30, 2011, options to purchase 345,974 shares of common stock were outstanding, had a weighted average exercise price of $6.30 per share, and a weighted average contractual term of 4.4 years. At January 30, 2011, the aggregate intrinsic value for options outstanding was $1.2 million.

At January 30, 2011, outstanding options to purchase 256,574 shares of common stock were exercisable, had a weighted average exercise price of $6.19 per share, and a weighted average contractual term of 3.5 years. At January 30, 2011, the aggregate intrinsic value for options exercisable was $925,000.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The aggregate intrinsic value for options exercised for the nine-month periods ended January 30, 2011 and January 31, 2010 was $820,000 and $252,000, respectively.

The remaining unrecognized compensation cost related to incentive stock option awards at January 30, 2011, was $230,000 which is expected to be recognized over a weighted average period of 1.9 years.

We recorded $111,000 and $274,000 of compensation expense for incentive stock option grants within selling, general, and administrative expense for the nine-month periods ended January 30, 2011 and January 31, 2010, respectively.

Time Vested Restricted Stock Awards

We did not grant any time vested restricted stock awards during the first three quarters of fiscal 2011.

We recorded $126,000 and $132,000 of compensation expense within selling, general, and administrative expense for time vested restricted stock awards for the nine-month periods ending January 30, 2011 and January 31, 2010, respectively.

At January 30, 2011, there were 195,000 shares of time vested restricted stock outstanding and unvested. Of the 195,000 shares outstanding and unvested, 115,000 shares (granted on January 7, 2009) vest in equal one-third installments on May 1, 2012, 2013, and 2014, respectively. The remaining 80,000 shares (granted on July 1, 2009) vest in equal one-third installments on July 1, 2012, 2013, and 2014, respectively. At January 30, 2011 the weighted average fair value of these outstanding and unvested shares was $3.60 per share.

At January 30, 2011, the remaining unrecognized compensation cost related to the unvested restricted stock awards was $386,000, which is expected to be recognized over a weighted average vesting period of 2.5 years.

Performance Based Restricted Stock Units

We did not grant any performance based restricted stock units during the first three quarters of fiscal 2011.

On January 7, 2009, and under our 2007 Equity Incentive Plan, certain key management employees and a non-employee were granted 120,000 shares of performance based restricted stock units. This award contingently vested in one-third increments, if in any discreet period of two consecutive quarters from February 2, 2009 through April 30, 2012, certain performance goals were met. As of August 1, 2010, the performance goals as defined in the agreement were met and as a result, all of the performance based restricted stock units were vested.

The fair value (the closing price of the company’s common stock) of the performance based restricted stock units granted to key management employees was measured at the date of grant (January 7, 2009) and was $1.88 per share. The fair value (the closing price of the company’s common stock) of the performance based restricted stock units granted to a non-employee was measured at the earlier date of when the performance criteria was met or the end of each reporting period. The performance based restricted stock units granted to the non-employee vested in one-third increments on August 2, 2009, January 31, 2010, and August 1, 2010, respectively. The restricted stock awards that vested on August 2, 2009, January 31, 2010, and August 1, 2010, were measured at $6.59, $13.01, and $10.42 per share, respectively, which represents the closing price of the company’s common stock at the date in which the performance criteria were met.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We recorded $12,000 and $289,000 of compensation expense within selling, general, and administrative expense for performance based restricted stock units for the nine-month periods ended January 30, 2011 and January 31, 2010, respectively.

Of the 120,000 vested shares, 105,000 and 15,000 pertained to key management employees and a non-employee, respectively. The total fair value of the 120,000 performance based restricted stock units that vested was $348,000 with a weighted average fair value of $2.90 per share.

Other Share-Based Arrangements

We have a stock-based agreement with a non-employee that requires the company to settle in cash and is indexed by shares of the company’s common stock as defined in the agreement. The cash settlement is based on a 30-day average closing price of the company’s common stock at the time of payment. At January 30, 2011, this agreement was indexed by approximately 68,260 shares of the company’s common stock. The fair value of this agreement is included in accrued expenses and was $701,000 and $821,000 at January 30, 2011 and May 2, 2010, respectively. We recorded a credit of $120,000 for the decrease in this accrual and to reflect the change in fair value for the nine-month period ending January 30, 2011. The company recorded a charge of $543,000 for the increase in this accrual and to reflect the change in fair value for the nine-month period ending January 31, 2010. We did not make any payments under this arrangement for the nine-month periods ending January 30, 2011 and January 31, 2010, respectively.

4.  Accounts Receivable

A summary of accounts receivable follows:

(dollars in thousands)	January 30, 2011	May 2, 2010
Customers	$18,545	$21,678
Allowance for doubtful accounts	(1,046)	(1,322)
Reserve for returns and allowances and discounts	(590)	(534)
	$16,909	$19,822

A summary of the activity in the allowance for doubtful accounts follows:

	Nine months ended
(dollars in thousands)	January 30, 2011	January 31, 2010
Beginning balance	$(1,322)	$(1,535)
Provision for bad debts	295	(96)
Net write-offs, net of recoveries	(19)	500
Ending balance	$(1,046)	$(1,131)

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

	Nine months ended
(dollars in thousands)	January 30, 2011	January 31, 2010
Beginning balance	$(534)	$(442)
Provision for returns, allowances
and discounts	(1,606)	(2,307)
Credits issued	1,550	2,275
Ending balance	$(590)	$(474)

5.  Inventories

Inventories are carried at the lower of cost or market.  Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	January 30, 2011	May 2, 2010
Raw materials	$5,867	$5,639
Work-in-process	2,120	2,160
Finished goods	18,420	18,203
	$26,407	$26,002

6.  Other Assets

A summary of other assets follows:

(dollars in thousands)	January 30, 2011	May 2, 2010
Cash surrender value – life insurance	$1,321	$1,312
Non-compete agreements, net	517	843
Other	255	413
	$2,093	$2,568

We recorded non-compete agreements in connection with our asset purchase agreements with International Textile Group, Inc. (ITG) and Bodet & Horst. These non-compete agreements pertain to our mattress fabrics segment. The non-compete agreement associated with ITG was amortized on a straight line basis over the four year life of the agreement that expired at the end of the third quarter of fiscal 2011. The non-compete agreement associated with Bodet & Horst is amortized on a straight line basis over the six year life of the agreement and requires quarterly payments of $12,500 over the life of the agreement. As of January 30, 2011, the total remaining non-compete payments were $175,000.

The gross carrying amount of these non-compete agreements was $1.0 million and $2.1 million at January 30, 2011 and May 2, 2010, respectively. At January 30, 2011 and May 2, 2010, accumulated amortization for these non-compete agreements were $495,000 and $1.3 million, respectively. Amortization expense for these non-compete agreements was $363,000 and $380,000 for the nine-month periods ended January 30, 2011 and January 31, 2010, respectively. The remaining amortization expense (which includes the total remaining Bodet & Horst non-compete payments of $175,000) for the next five fiscal years follows: FY 2011 - $49,000; FY 2012 - $198,000; FY 2013 - $198,000; FY 2014 - $198,000; and FY 2015 - $49,000. The weighted average amortization period for these non-compete agreements is 3.5 years as of January 30, 2011.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our cash surrender value – life insurance balances at January 30, 2011 and May 2, 2010, are payable upon death of the respective insured.

7.  Accounts Payable – Capital Expenditures

At January 30, 2011, we had amounts due regarding capital expenditures totaling $203,000, of which $188,000 was vendor-financed and $15,000 was non-vendor financed. Our vendor-financed arrangement bears interest at a fixed interest rate of 7.14%. The total outstanding amount of $203,000 is required to be paid in full during fiscal 2011.

At May 2, 2010, we had total amounts due regarding capital expenditures totaling $567,000, of which $377,000 was vendor-financed and $190,000 was non-vendor financed.

8.  Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	January 30, 2011	May 2, 2010
Compensation, commissions and related benefits	$4,028	$7,460
Interest	409	187
Other accrued expenses	1,534	1,966
	$5,971	$9,613

9.  Long-Term Debt and Lines of Credit

A summary of long-term debt and lines of credit follows:

(dollars in thousands)	January 30, 2011	May 2, 2010
Unsecured senior term notes	$11,000	$11,000
Canadian government loan	566	687
	11,566	11,687
Current maturities of long-term debt	(2,400)	(196)
Long-term debt, current maturities of long-term debt	$9,166	$11,491

Unsecured Term Notes

In connection with the Bodet & Horst acquisition, we entered into a note agreement dated August 11, 2008. This agreement provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The principal payments are payable over an average term of 4.5 years through August 11, 2015. This agreement contains customary financial and other covenants as defined in the agreement.

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

Revolving Credit Agreement – United States

On August 13, 2010, we entered into a sixteenth amendment to our revolving credit agreement. This agreement currently provides for a loan commitment of $6.5 million, including letters of credit of $3.0 million. This agreement expires August 15, 2012 and provides for a pricing matrix to determine the interest rate payable on loans made under this agreement (applicable interest rate of 2.26% at January 30, 2011). As of January 30, 2011, there were $125,000 in outstanding letters of credit (all of which related to workers compensation). At January 30, 2011 and May 2, 2010, there were no borrowings outstanding under the agreement.

The sixteenth amendment to this revolving credit agreement also increased the annual capital expenditure limit from $4.0 million to $10.0 million.

Revolving Credit Agreement – China

We have an unsecured credit agreement that provides for a line of credit of up to approximately $6.0 million and expires on March 2, 2011. This agreement bears interest at a rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of January 30, 2011 and May 2, 2010.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At January 30, 2011, the company was in compliance with these financial covenants.

At January 30, 2011, the principal payment requirements of long-term debt during the next five years are: Year 1 – $2.4 million; Year 2 - $2.4 million; Year 3 - $2.4 million; Year 4 - $2.2 million; and Year 5 - $2.2 million.

10. Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of the company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities.  At January 30, 2011, the carrying value of the company’s long-term debt was $11.6 million and the fair value was $10.4 million. At May 2, 2010, the carrying value of the company’s long-term debt was $11.7 million and the fair value was $11.1 million.

11. Derivatives

Canadian Dollar Foreign Exchange Contract

On January 21, 2009, we entered into a Canadian dollar foreign exchange contract to mitigate the risk of foreign exchange rate fluctuations associated with our loan with the Government of Quebec. The agreement effectively converted the Canadian dollar principal payments at a fixed Canadian dollar foreign exchange rate compared with the United States dollar of 1.21812 and was due to expire on November 1, 2013. During the first quarter of fiscal 2011, we elected to terminate this contract due to the favorable Canadian dollar foreign exchange rates in comparison to the fixed contractual rate noted above.

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

	(Amounts in Thousands)
	Fair Values of Derivative Instruments As of,
	January 30, 2011		May 2, 2010
Derivatives designated as hedging instruments under ASC Topic 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Canadian dollar foreign exchange contract	Other assets	$-	Other assets	$103

Derivatives in ASC Topic 815 Net Investment Hedging Relationships	Amt of Gain (Loss) (net of tax) Recognized in OCI on Derivative (Effective Portion) and recorded in Other assets or Accrued Expenses at Fair Value		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (net of tax) or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	January 30, 2011	January 31, 2010		January 30, 2011	January 31, 2010		January 30, 2011	January 31, 2010

Canadian Dollar Foreign Exchange Contract	$(103)	$ 62	Other Expense	$5	$ 4	Other Expense	$79	$ -

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.  Cash Flow Information

Payments for interest and income taxes follows:

	Nine months ended
(dollars in thousands)	January 30, 2011	January 31, 2010
Interest	$454	$727
Net income tax payments	1,054	1,152

Interest costs of $17,000 for the construction of qualifying property, plant, and equipment were capitalized for the nine-month period ending January 30, 2011. Interest costs of $22,000 were capitalized for the nine-month period ending January 31, 2010.

During the nine-month period ending January 30, 2011, 33,835 shares of common stock were surrendered to satisfy withholding tax liabilities and other costs incurred in connection with 40,000 shares of common stock issued and related to the vesting of performance based restricted stock units and the exercise of 72,000 options to purchase common stock. The total withholding tax liabilities and other costs incurred totaled $329,000.

During the nine-month period ending January 31, 2010, 9,064 shares of common stock were surrendered to satisfy withholding tax liabilities totaling $51,000 in connection with 40,000 shares of common stock issued and related to the vesting of performance based restricted stock units.

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

	Three months ended
(amounts in thousands)	January 30, 2011	January 31, 2010
Weighted average common shares outstanding, basic	13,005	12,713
Dilutive effect of stock-based compensation	223	361
Weighted average common shares outstanding, diluted	13,228	13,074

All options of common stock were included in the computation of diluted net income per share as the exercise price of the options was less than the average market price of the common shares for the three-month periods ended January 30, 2011 and January 31, 2010, respectively.

The computation of basic net income per share for the three-months ended January 30, 2011, did not include 195,000 shares of time vested restricted common stock as these shares were unvested. The computation of basic net income per share for the three-months ended January 31, 2010, did not include 195,000 shares of time vested restricted common stock and 40,000 shares of performance restricted stock units as these awards were unvested.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended
(amounts in thousands)	January 30, 2011	January 31, 2010
Weighted average common shares outstanding, basic	12,936	12,679
Dilutive effect of stock-based compensation	282	281
Weighted average common shares outstanding, diluted	13,218	12,960

All options of common stock were included in the computation of diluted net income per share for the nine-months ended January 30, 2011, as the exercise price of the options was less than the average market price of the common shares. Options to purchase 157,500 shares of common stock were not included in the computation of diluted net income per share for the nine-months ended January 31, 2010, as the exercise price of the options was greater than the average market price of the common shares.

The computation of basic net income per share for the nine-months ended January 30, 2011, did not include 195,000 shares of time vested restricted common stock as these shares were unvested. The computation of basic net income per share for the nine-months ended January 31, 2010, did not include 195,000 shares of time vested restricted common stock and 40,000 shares of performance restricted stock units as these awards were unvested.

14.  Comprehensive Income

Comprehensive income is the total income and other changes in shareholders’ equity, except those resulting from investments by shareholders and distributions to shareholders not reflected in net income.

A summary of comprehensive income follows:

	Nine months ended
(dollars in thousands)	January 30, 2011	January 31, 2010
Net income	$10,174	$7,755
(Loss) gain on cash flow hedge, net of income taxes	(103)	62
Comprehensive income	$10,071	$7,817

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

	Three months ended
(dollars in thousands)	January 30, 2011		January 31, 2010
Net sales:
Mattress Fabrics	$27,991		$26,953
Upholstery Fabrics	23,661		27,027
	$51,652		$53,980

Gross profit:
Mattress Fabrics	$4,596		$5,587
Upholstery Fabrics	3,643		5,098
Total segment gross profit	8,239		10,685
Restructuring related charges	-		(28	) (2)
	$8,239		$10,657

Selling, general, and administrative expenses:
Mattress Fabrics	$1,780		$2,031
Upholstery Fabrics	2,517		2,627
Total segment selling, general, and
administrative expenses	4,297		4,658
Unallocated corporate expenses	832		1,777
	$5,129		$6,435

Income from operations:
Mattress Fabrics	$2,816		$3,556
Upholstery Fabrics	1,126		2,471
Total segment income from operations	3,942		6,027
Unallocated corporate expenses	(832)		(1,777)
Restructuring and related charges	(7	) (1)	(54	) (2)
Total income from operations	3,103		4,196
Interest expense	(224)		(327)
Interest income	57		52
Other expense	(28)		(96)
Income before income taxes	$2,908		$3,825

(1)
The $7 restructuring charge represents $17 for lease termination and other exit costs offset by a credit of $10 for sales proceeds received on equipment with no carrying value.  This restructuring charge relates to the Upholstery Fabrics segment and was recorded in restructuring expense in the fiscal 2011 Consolidated Statement of Net Income.

(2)
The $28 restructuring related charge represents other operating costs associated with closed plant facilities. The $54 restructuring and related charge represents $40 for lease termination and other exit costs, $28 for other operating costs associated with closed plant facilities, offset by a credit of $14 for sales proceeds received on equipment with no carrying value. Of this total restructuring and related charge, a charge of $28 was recorded in cost of sales and charge of $26 was recorded in restructuring expense in the 2010 Consolidated Statement of Net Income. This restructuring and related charge relates to the Upholstery Fabrics segment.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended
(dollars in thousands)	January 30, 2011	January 31, 2010
Net sales:
Mattress Fabrics	$87,244	$81,429
Upholstery Fabrics	69,199	67,744
	$156,443	$149,173

Gross profit:
Mattress Fabrics	$15,616	$16,245
Upholstery Fabrics	9,941	11,175
Total segment gross profit	25,557	27,420
Restructuring related charges	-	(42	) (4)
	$25,557	$27,378

Selling, general, and administrative expenses:
Mattress Fabrics	$5,480	$5,696
Upholstery Fabrics	6,394	6,843
Total segment selling, general, and
administrative expenses	11,874	12,539
Unallocated corporate expenses	2,670	4,177
	$14,544	$16,716

Income from operations:
Mattress Fabrics	$10,136	$10,549
Upholstery Fabrics	3,547	4,332
Total segment income from operations	13,683	14,881
Unallocated corporate expenses	(2,670)	(4,177)
Restructuring and related credit	- (3)	275	(5)
Total income from operations	11,013	10,979
Interest expense	(659)	(1,026)
Interest income	144	81
Other expense	(111)	(714)
Income before income taxes	$10,387	$9,320

(3)
This restructuring activity represents a charge of $23 for lease termination and other exit costs offset by a credit of $13 for employee termination benefits, and a credit of $10 for sales proceeds received on equipment with no carrying value.  This activity relates to the Upholstery Fabrics segment.

(4)
The $42 restructuring related charge represents a charge of $92 for other operating costs associated with closed plant facilities offset by a credit of $50 for the sale of inventory previously reserved for. This restructuring related charge relates to the Upholstery Fabrics segment.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)
The $275 restructuring and related credit represents a credit of $169 for employee termination benefits, a credit of $127 for sales proceeds received on equipment with no carrying value, a credit of $50 for the sale of inventory previously reserved for, a credit of $21 for lease termination and other exit costs, offset by a charge of $92 for other operating costs associated with closed plant facilities. Of this total restructuring and related credit, a credit of $317 was recorded in restructuring credit and charge of $42 was recorded in cost of sales in the 2010 Consolidated Statement of Net Income. This restructuring and related credit relates to the Upholstery Fabrics segment.

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	January 30, 2011	May 2, 2010
Segment assets:
Mattress Fabrics
Current assets (6)	$22,680	$22,307
Assets held for sale	23	34
Non-compete agreements, net	517	843
Goodwill	11,462	11,462
Property, plant and equipment (7)	28,938	26,720
Total mattress fabrics assets	63,620	61,366
Upholstery Fabrics
Current assets (6)	20,636	23,517
Assets held for sale	89	89
Property, plant and equipment (8)	912	989
Total upholstery fabrics assets	21,637	24,595
Total segment assets	85,257	85,961
Non-segment assets:
Cash and cash equivalents	17,259	18,295
Short-term investments	5,518	3,023
Income taxes receivable	407	728
Deferred income taxes	1,618	474
Other current assets	1,521	1,698
Property, plant and equipment (9)	721	694
Other assets	1,576	1,725
Total assets	$113,877	$112,598

	Nine months ended
(dollars in thousands)	January 30, 2011	January 31, 2010
Capital expenditures (10):
Mattress Fabrics	$5,040	$3,743
Upholstery Fabrics	170	441
Unallocated Corporate	193	247
Total capital expenditures	$5,403	$4,431
Depreciation expense:
Mattress Fabrics	$2,795	$2,620
Upholstery Fabrics	410	422
Total depreciation expense	$3,205	$3,042

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)	Current assets represent accounts receivable and inventory for the respective segment.

(7)
The $28.9 million at January 30, 2011, represents property, plant, and equipment of $20.4 million and $8.5 million located in the U.S. and Canada, respectively. The $26.7 million at May 2, 2010, represents property, plant, and equipment of $18.8 million and $7.9 million located in the U.S. and Canada, respectively.

(8)
The $912 at January 30, 2011, represents property, plant, and equipment of $719 and $193 located in the U.S. and China, respectively. The $989 at May 2, 2010, represents property, plant, and equipment located in the U.S. of $887 and China of $102, respectively.

(9)
The $721 and $694 at January 30, 2011 and May 2, 2010, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate are located in the U.S.

(10)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

16.  Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $213,000, or 2.1% of income before income tax expense, for the nine-month period ended January 30, 2011, compared to income tax expense of $1.6 million or 16.8% of income before income tax expense, for the nine-month period ended January 31, 2010. Our effective income tax rates for the nine-month periods ended January 30, 2011, and January 31, 2010, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections, as well as changes in foreign currencies in relation to the U.S. dollar.

The income tax expense for the nine-month period ended January 30, 2011, is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate was reduced by 31% for a reduction in our valuation allowance recorded against our net deferred tax assets. Of this 31% reduction in our income tax rate, 19% and 12% pertain to the company’s operations located in the U.S. and China, respectively. The 19% reduction in our income tax rate from our U.S. operations is due to the realization of our U.S. net deferred tax assets from ordinary taxable income projected for fiscal 2011. Since the realization of our U.S. net deferred tax assets are from ordinary taxable income in the current fiscal year, its tax effects are included in the computation of the annual effective rate for fiscal 2011. The 12% reduction in our income tax rate from our China operations is due to a change in judgment about the realization of our China net deferred tax assets in future years. Since the realization of our China net deferred tax assets is a result of a change in judgment about future years, we recorded an adjustment of $1.3 million that represents a discrete event in which the full tax effects were recorded for the nine-month period ended January 30, 2011.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

●
The income tax rate was reduced by 7% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●
The income tax rate was reduced by 3% for adjustments made to our Canadian deferred tax liabilities associated with our election to file our Canadian income tax returns in U.S. dollars commencing with our fiscal 2011 tax year. Our Canadian income tax returns were filed in Canadian dollars for fiscal years prior to fiscal 2011. This adjustment totaled $315,000 and represents a discrete event in which the full tax effects were recorded during the nine-month period ended January 30, 2011.

●
The income tax rate increased 9% for an increase in unrecognized tax benefits. This 9% increase in the income tax rate also includes an income tax benefit of $107,000 or a reduction in the income tax rate of 1% for the subsequent recognition of unrecognized tax benefits. This adjustment of $107,000 represents a discrete event in which the full tax effects were recorded during the nine-month period ended January 30, 2011.

●	The income tax rate was increased by 0.1% for stock-based compensation and other miscellaneous items.

The income tax expense for the nine-month period ending January 31, 2010, is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

●	The income tax rate increased 11% for an increase in income tax reserves for unrecognized tax benefits.

●	The income tax rate decreased 0.2% for stock-based compensation and other miscellaneous items.

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

United States

Our net deferred tax asset regarding our U.S. operations primarily pertains to incurring significant U.S. pre-tax losses over the last several years, with U.S. loss carryforwards totaling $64.0 million at May 2, 2010. Due to the favorable results of our multi-year restructuring process in our upholstery fabric operations and key acquisitions and capital investments made for our mattress fabrics segment, on a cumulative three-year basis ending January 30, 2011, our U.S. operations have earned a marginal pre-tax income (achieved in the second quarter of fiscal 2011). Although our U.S. operations have earned a marginal pre-tax income on a cumulative three-year basis ending January 30, 2011, this did not represent sufficient positive evidence to demonstrate future pre-tax income, due to the significance of the cumulative pre-tax losses that have been incurred over a much longer time period. In addition, the significant uncertainty in the current and expected demand for furniture and mattresses, increasing raw material prices in both our upholstery and mattress businesses, and the prevailing uncertainty in the overall economic climate, has made it very difficult to forecast our financial results associated with our U.S. operations. Based on the significant negative evidence noted above, we maintained our position that it is more-likely-than-not that our U.S. net deferred tax assets will not be fully recovered. As a result, we recorded a full valuation allowance totaling $20.4 million against our U.S. net deferred tax assets as of January 30, 2011.

China

Our net deferred tax asset regarding our China operations primarily pertains to the book versus tax basis difference associated with our China operations’ fixed assets. This book versus tax basis difference resulted from our impairment losses and fixed asset write-downs associated with our September 2008 upholstery fabrics restructuring plan. In order for this net deferred tax asset to be realized, our China operations must have sufficient pre-tax income levels to utilize tax depreciation expense each of the next four fiscal years. During the second quarter of fiscal 2011, management assessed both positive and negative evidence and concluded that there was sufficient positive evidence that our net deferred tax assets regarding our China operations will more likely than not be realized. Due to the favorable results from our restructuring activities and profit improvement plan initiated in the second quarter of fiscal 2009, our China operations have been profitable, reporting pre-tax income of $3.6 million for the first two quarters of fiscal 2011 and $7.9 million in fiscal 2010. In addition, our China operations earned pre-tax income of $6.8 million over a cumulative three-year period ending October 31, 2010 (the end of our second quarter of fiscal 2011). As a result of the improvement of our China operations’ pre-tax income levels that have been demonstrated over a cumulative period of three-years at the end of our second quarter of fiscal 2011, there was sufficient positive evidence that our China operations can provide sufficient pre-tax income levels to utilize tax depreciation expense each of the next four fiscal years. This improvement continued as our China operations reported pre-tax income of $2.1 million for the third quarter of fiscal 2011.  Based on this significant positive evidence, we maintained our position not to record a valuation allowance against our China net deferred tax assets at January 30, 2011. During the second quarter of fiscal 2011 we recognized an income tax benefit of $1.3 million to reduce the valuation allowance of $1.3 million recorded at May 2, 2010 (the beginning of our fiscal year). This $1.3 million income tax benefit was treated as a discrete event in which the full tax effects of this adjustment were recorded in the nine-month period ended January 30, 2011, as it pertained to a change in judgment about future years.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Overall

The recorded valuation allowance of $20.4 million has no effect on our operations, loan covenant compliance, or the possible realization of the U.S. income tax loss carryforwards in the future. If it is determined that it is more-likely-than-not that we will realize any of these U.S. income tax loss carryforwards, an income tax benefit would be recognized at that time.

At January 30, 2011, the current deferred tax asset of $296,000 represents $78,000 and $218,000 from our operations located in Canada and China, respectively. At May 2, 2010, the current deferred tax asset of $150,000 represents $84,000 and $66,000 from our operations located in Canada and China, respectively. At January 30, 2011, the non-current deferred tax asset of $1.3 million pertains to our operations located in China. At May 2, 2010, the non-current deferred tax asset of $324,000 pertains to our operations located in China. At January 30, 2011, the non-current deferred tax liability of $622,000 pertains to our operations located in Canada. At May 2, 2010, the non-current deferred tax liability of $982,000 pertains to our operations located in Canada.

Uncertainty In Income Taxes

At January 30, 2011, we had $11.1 million of total gross unrecognized tax benefits, of which $3.9 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. Of the $11.1 million in gross unrecognized tax benefits as of January 30, 2011, $7.2 million were classified as net non-current deferred income taxes and $3.9 million were classified as income taxes payable –long-term in the accompanying consolidated balance sheets.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of January 30, 2011, the company’s statutory surplus reserve was $2.7 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Our subsidiaries located in China can transfer funds to the parent company with the exception of the statutory surplus reserve of $2.7 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

18.   Restructuring

The following summarizes the fiscal 2011 activity in the restructuring accrual (dollars in thousands):

			Employee		Lease
			Termination	Lease	Termination
		Employee	Benefit	Termination	and Other
		Termination	Payments	and Other	Exit Cost
	Balance,	Benefit	Net of Cobra	Exit Cost	Receipts	Balance
(dollars in thousands)	May 2, 2010	Adjustments	Premiums	Adjustments	(Payments)	January 30, 2011
December 2006 Upholstery fabrics (1)	$86	(13)	-	(43)	37	67
Fiscal 2003 Culp Decorative fabrics (2)	238	-	-	66	(300)	4
Totals	$324	$(13)	$-	$23	$(263)	$71

(1)
The restructuring accrual at January 30, 2011, represents lease termination and other exit costs of $67. The restructuring accrual at May 2, 2010, represents employee termination benefits and lease termination and other exit costs of $13 and $73, respectively.

(2)	The restructuring accrual at January 30, 2011 and May 2, 2010 represents lease termination and other exit costs of $4 and $238, respectively.

The following summarizes restructuring and related charges incurred for the nine-month period ending January 30, 2011 (dollars in thousands):

							Sales
	Operating	Lease					Proceeds from
	Costs on	Termination	Write-Downs		Asset	Employee	Equipment
	Closed	and Other	of Buildings	Inventory	Movement	Termination	With No
(dollars in thousands)	Facilities	Exit Costs	and Equipment	Markdowns	Costs	Benefits	Carrying Value	Total

December 2006 Upholstery
fabrics (3)	$-	(43)	-	-	-	(13)	(10)	$(66)
Fiscal 2003 Upholstery
fabrics (4)	-	66	-	-	-	-	-	66
Totals	$-	$23	$-	$-	$-	$(13)	$(10)	$-

(3)	This $66 credit was recorded in the restructuring activity in the 2011 Consolidated Statement of Net Income.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	This $66 charge was recorded in the restructuring activity in the 2011 Consolidated Statement of Net Income.

The following summarizes restructuring and related charges incurred for the nine-month period ending January 31, 2010 (dollars in thousands):

							Sales
	Operating	Lease					Proceeds from
	Costs on	Termination	Write-Downs		Asset	Employee	Equipment
	Closed	and Other	of Buildings	Inventory	Movement	Termination	With No
(dollars in thousands)	Facilities	Exit Costs	and Equipment	Markdowns	Costs	Benefits	Carrying Value	Total

September 2008 Upholstery
fabrics (5)	$-	$(101)	$-	$-	$-	$-	$-	$(101)
December 2006 Upholstery
fabrics (6)	92	13	-	(50)	-	(169)	(127)	(241)
Fiscal 2003 Upholstery
fabrics (7)	-	67	-	-	-	-	-	67
Totals	$92	$(21)	$-	$(50)	$-	$(169)	$(127)	$(275)

(5)	This $101 credit was recorded in restructuring credit in the 2010 Consolidated Statement of Net Income.
(6)	Of this $241 credit, a charge of $42 was recorded in cost of sales and a credit of $283 was recorded in restructuring credit in the 2010 Consolidated Statement of Net Income.
(7)	This $67 charge was recorded in restructuring credit in the 2010 Consolidated Statement of Net Income.

19. Commitments and Contingencies

Chattanooga, TN Lease Agreement

We leased a manufacturing facility in Chattanooga, Tennessee from Joseph E. Proctor d/b/a Jepco Industrial Warehouses (the “Landlord’) for a term of 10 years. This lease expired on April 30, 2008. The company closed this facility approximately eight years ago and had not occupied the facility except to provide supervision and security. A $1.4 million lawsuit was filed by the Landlord on April 10, 2008, in the Circuit Court for Hamilton County Tennessee  to collect certain amounts due under the lease. During the third quarter of fiscal 2011, this lawsuit was concluded, which did not have a material impact on the company's results of operations and financial condition.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Chromatex Environmental Claim

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

Overall

In addition to the above, the company is involved in legal proceedings and claims which have arisen in the ordinary course of business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

Purchase Commitments

At January 30, 2011, the company had open purchase commitments to acquire equipment with regards to its mattress fabrics segment totaling $295,000.

 CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain statements that may be deemed “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934).  Such statements are inherently subject to risks and uncertainties.  Further, forward looking statements are intended to speak only as of the date on which they are made.  Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “estimate,” “plan” and “project” and their derivatives, and include but are not limited to statements about expectations for the company’s future operations or success, sales, gross profit margins, operating income, SG&A, income taxes, capital expenditures or other expenses, and earnings, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, increases in utility and energy costs, and general economic conditions.  Decreases in these economic indicators could have a negative effect on the company’s business and prospects.  Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely.  In addition, changes in consumer preferences for various categories of furniture and bedding coverings, as well as changes in costs to produce such products (including import duties and quotas or other import costs) can have a significant effect on demand for the company’s products.  Changes in the value of the U.S. dollar versus other currencies can affect the company’s financial results because a significant portion of the company’s operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make the company’s products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on the company’s sales of products produced in those countries. Further, economic and political instability in international areas could affect the company’s operations or sources of goods in those areas, as well as demand for the company’s products in international markets. Further information about these factors, as well as other factors that could affect the company’s future operations or financial results and the matters discussed in forward-looking statements are included in Item 1A “Risk Factors” section in the company’s Form 10-K filed with the Securities and Exchange Commission on July 15, 2010 for the fiscal year ended May 2, 2010.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

General

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The nine months ended January 30, 2011, and January 30, 2010, represent 39 week periods, respectively. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufacturers, sources and sells fabrics primarily to bedding manufacturers. The upholstery fabrics segment sources, manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers. We believe that Culp is the largest marketer of mattress fabrics in North America, and one of the largest marketers of upholstery fabrics for furniture in North America, both measured by total sales.

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

Executive Summary

Net sales were $51.7 million for the third quarter of fiscal 2011, a decrease of 4% compared with $54.0 million for the third quarter of fiscal 2010. Net sales were $156.4 million for the nine months ended January 30, 2011, an increase of 5% compared with $149.2 million for the nine months ended January 30, 2010. Our increase in net sales on a year-to-date basis was primarily driven by strong consumer demand in the first quarter of fiscal 2011 for both bedding and furniture products. Net sales in the first quarter of fiscal 2011 were $55.9 million, an increase of 23% compared with the first quarter of fiscal 2010. However, net sales in the second and third quarters of fiscal 2011 were significantly lower than the first quarter and totaled $48.9 million and $51.7 million, respectively. The decreases in net sales in our second and third quarters reflect a much weaker U.S. retail environment compared with the first quarter of fiscal 2011. We believe this weaker U.S. retail environment is a result of the persistent uncertainties surrounding the economic outlook, a continued weak housing market, and high unemployment. This trend is expected to continue into the company’s fourth quarter of fiscal 2011.

Income before income taxes was $2.9 million for the third quarter of fiscal 2011 a decrease of 24% compared with $3.8 million for the third quarter of fiscal 2010. Although income before income taxes declined in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010, we are pleased with our results given the current economic challenges in the U.S. and increasing raw material costs the company is now facing in both business segments.

Income before income taxes was $10.4 million for the nine months ended January 30, 2011, an increase of 11% compared with $9.3 million for the nine months ended January 31, 2010. Our increase in income before income taxes on a year-to-date basis was driven by higher sales in the first quarter of fiscal 2011 and the benefits of a leaner and more cost-efficient operating platform. However, the year-to-date and third quarter results also reflect a weaker U.S. retail environment compared to the first quarter of fiscal 2011, rising raw material costs, and increased competitive customer pricing pressure in both our business segments. These trends are expected to continue into the company’s fourth quarter of fiscal 2011. To partially offset these higher costs, we have announced price increases that will be in effect for most of our fourth quarter, but these price increases are not expected to fully restore our profit margins.

Net income was $2.4 million, or $0.18 per diluted share, in the third quarter of fiscal 2011 compared with $3.0 million, or $0.23 per diluted share, in the third quarter of fiscal 2010. Net income for the third quarter of fiscal 2011 includes income tax expense of $483,000 and net income for the third quarter of fiscal 2010 includes income tax expense of $825,000. Net income was $10.2 million, or $0.77 per diluted share, for the nine months ended January 30, 2011, compared with $7.8 million, or $0.60 per diluted share, for the nine months ended January 31, 2010. Net income for the nine months ended January 30, 2011 includes income tax expense of $213,000 and net income for the nine months ended January 31, 2010, includes income tax expense of $1.6 million. Income tax expense of $213,000 for the nine months ended January 30, 2011 includes a $1.3 million non-cash reversal during the second fiscal quarter of the company’s valuation allowance associated with its China operations.

Despite the ongoing economic uncertainties, we have maintained a strong financial position. Our cash and cash equivalents and short-term investment balance totaled $22.8 million at January 30, 2011 compared with $21.3 million at May 2, 2010. Our cash and cash equivalents and short-term investment balance of $22.8 million exceeded our total debt (current maturities of long-term debt and long-term debt) of $11.6 million and represents 30% of shareholders equity. Our next major scheduled long-term debt principal payment of $2.2 million is not due until August 2011. As of January 30, 2011 our lines of credit totaling $12.5 million had no outstanding balances. All of our long-term debt and line of credit agreements are unsecured. Our strong financial position is enabling us to pursue an aggressive growth strategy as noted below during these challenging economic conditions.

The company recently disclosed two initiatives in Europe as part of its continuing effort to look for new market opportunities outside the U.S.  The first is the formation of a wholly-owned subsidiary in Poland, called Culp Europe.  We plan for this operation to sell and distribute upholstery fabrics and make and sell cut and sewn kits in Europe, using fabrics sourced from our China platform, U.S. operations, and possibly directly from outside suppliers.  Sales activities for Culp Europe are expected to begin during the fourth quarter of fiscal 2011.

In addition, we have entered into a non-binding letter of intent to form a new company in the United Kingdom that would source and market upholstery fabrics there.  The new company, to be known as Culp U.K., would be a joint venture with Flameproofings Ltd. of Manchester, England.  Flameproofings’ primary business is flame retardant (FR) coating for fabrics, but it also has a small upholstery fabrics business.  Under the terms of the letter of intent, Culp would partner with Flameproofings to own and operate this business and build an upholstery sourcing, distribution and marketing operation based in Manchester to sell fabrics throughout the United Kingdom.  Although the formation of this venture remains subject to negotiation of definitive agreements, current plans call for Culp U.K. to start operations during the first quarter of our 2012 fiscal year.

The following tables set forth the company’s statement of operations by segment for the three and nine months ended January 30, 2011, and January 31, 2010.

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE THREE MONTHS ENDED JANUARY 30, 2011 AND JANUARY 31, 2010
(Unaudited)

(Amounts in thousands)

	THREE MONTHS ENDED

	Amounts						Percent of Total Sales
	January 30,		January 31,		% Over		January 30,	January 31,
Net Sales by Segment	2011		2010		(Under)		2011	2010

Mattress Fabrics	$27,991		26,953		3.9%		54.2%	49.9%
Upholstery Fabrics	23,661		27,027		(12.5	) %	45.8%	50.1%

Net Sales	$51,652		53,980		(4.3	) %	100.0%	100.0%

Gross Profit by Segment							Gross Profit Margin

Mattress Fabrics	$4,596		5,587		(17.7	) %	16.4%	20.7%
Upholstery Fabrics	3,643		5,098		(28.5	) %	15.4%	18.9%
Subtotal	8,239		10,685		(22.9	) %	16.0%	19.8%

Restructuring related charges	-		(28)	(2)	(100.0	) %	0.0%	(0.1	) %

Gross Profit	$8,239		10,657		(22.7	) %	16.0%	19.7%

Selling, General and Administrative expenses by Segment							Percent of Sales

Mattress Fabrics	$1,780		2,031		(12.4	) %	6.4%	7.5%
Upholstery Fabrics	2,517		2,627		(4.2	) %	10.6%	9.7%
Unallocated Corporate expenses	832		1,777		(53.2	) %	1.6%	3.3%
Selling, General and Administrative expenses	$5,129		6,435		(20.3	) %	9.9%	11.9%

Operating Income (loss) by Segment							Operating Income (Loss) Margin

Mattress Fabrics	$2,816		3,556		(20.8	) %	10.1%	13.2%
Upholstery Fabrics	1,126		2,471		(54.4	) %	4.8%	9.1%
Unallocated corporate expenses	(832)		(1,777)		(53.2	) %	(1.6)%	(3.3	) %
Subtotal	3,110		4,250		(26.8	) %	6.0%	7.9%

Restructuring and related charges	(7)	(1)	(54)	(2)	(87.0	) %	(0.0)%	(0.1	) %

Operating income	$3,103		4,196		(26.0	) %	6.0%	7.8%

Depreciation by Segment

Mattress Fabrics	$974		842		15.7%
Upholstery Fabrics	134		149		(10.1	) %
Subtotal	$1,108		991		11.8%

Notes:

(1)	The $7 restructuring charge represents $17 for lease termination and other exit costs offset by a credit of $10 for sales proceeds received on equipment with no carrying value.

(2)	The $28 restructuring related charge represents other operating costs associated with closed plant facilities. The $54 restructuring and restructuring related charge represents $40 for lease termination and other exit costs, $28 for other operating costs associated with closed plant facilities, offset by a credit of $14 for sales proceeds received on equipment with no carrying value.

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE NINE MONTHS ENDED JANUARY 30, 2011 AND JANUARY 31, 2010
(Unaudited)
(Amounts in thousands)

	NINE MONTHS ENDED

	Amounts						Percent of Total Sales
	January 30,		January 31,		% Over		January 30,		January 31,
Net Sales by Segment	2011		2010		(Under)		2011		2010

Mattress Fabrics	$87,244		81,429		7.1%		55.8%		54.6%
Upholstery Fabrics	69,199		67,744		2.1%		44.2%		45.4%

Net Sales	$156,443		149,173		4.9%		100.0%		100.0%

Gross Profit by Segment							Gross Profit Margin

Mattress Fabrics	$15,616		16,245		(3.9	) %	17.9%		19.9%
Upholstery Fabrics	9,941		11,175		(11.0	) %	14.4%		16.5%
Subtotal	25,557		27,420		(6.8	) %	16.3%		18.4%

Restructuring related charges	-		(42)	(2)	(100.0	) %	0.0%		(0.0	) %

Gross Profit	$25,557		27,378		(6.7	) %	16.3%		18.4%

Selling, General and Administrative expenses by Segment							Percent of Sales

Mattress Fabrics	$5,480		5,696		(3.8	) %	6.3%		7.0%
Upholstery Fabrics	6,394		6,843		(6.6	) %	9.2%		10.1%
Unallocated Corporate expenses	2,670		4,177		(36.1	) %	1.7%		2.8%
Subtotal	$14,544		16,716		(13.0	) %	9.3%		11.2%

Operating Income (loss) by Segment							Operating Income (Loss) Margin

Mattress Fabrics	$10,136		10,549		(3.9	) %	11.6%		13.0%
Upholstery Fabrics	3,547		4,332		(18.1	) %	5.1%		6.4%
Unallocated corporate expenses	(2,670)		(4,177)		(36.1	) %	(1.7	) %	(2.8	) %
Subtotal	11,013		10,704		2.9%		7.0%		7.2%

Restructuring and related credit	-	(1)	275	(3)	(100.0	) %	0.0%		0.2%

Operating income	$11,013		10,979		0.3%		7.0%		7.4%

Depreciation by Segment

Mattress Fabrics	$2,795		2,620		6.7%
Upholstery Fabrics	410		422		(2.8	) %
Subtotal	$3,205		3,042		5.4%

Notes:

(1)	Restructuring activity represents a charge of $23 for lease termination and other exit costs offset by a credit of $13 for employee termination benefits, and a credit of $10 for sales proceeds received on equipment with no carrying value.

(2)	The $42 restructuring related charge represents a charge of $92 for operating costs associated with closed plant facilities offset by a credit of $50 for the sale of inventory previously reserved for.

(3)	The $275 restructuring and related credit represents a credit of $169 for employee termination benefits, a credit of
$127 for sales proceeds received on equipment with no carrying value, a credit of $50 for the sale of inventory previously reserved for, a credit of $21 for lease termination and other exit costs, offset by a charge of $92 for other operating costs associated with closed plant facilities.

Three and Nine months ended January 30, 2011 compared with the Three and Nine Months ended January 31, 2010

Mattress Fabrics Segment

Net Sales

Net sales were $28.0 million for the third quarter of fiscal 2011, an increase of 4% compared with $27.0 million for the third quarter of fiscal 2010.  These results were achieved in spite of the discontinuance of a product line in the prior year period.  Continuing product lines increased 8% in the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010.

Net sales were $87.2 million for the nine months ended January 30, 2011, an increase of 7% compared with $81.4 million for the nine months ended January 31, 2010. This increase in net sales on a year-to-date basis reflects the strong consumer demand in the bedding industry in the first quarter of this fiscal year compared to the same period a year ago and the closure of a key competitor in late calendar 2009. Net sales in the first quarter of fiscal 2011 were $30.9 million, an increase of 18% compared with the first quarter of fiscal 2010. However, net sales in the second and third quarters of fiscal 2011 were lower than the first quarter and totaled $28.3 million and $28.0 million, respectively. The decreases in net sales in our second and third quarters reflect weaker consumer demand in the bedding industry compared with the first quarter of fiscal 2011. This trend is expected to continue into the fourth quarter of fiscal 2011.

Gross Profit and Operating Income

Gross profit was $4.6 million for the third quarter of fiscal 2011, or 16% of net sales, compared with $5.6 million, or 21% of net sales for the third quarter of fiscal 2010. Selling, general, and administrative (SG&A) expenses for the third quarter of fiscal 2011 were $1.8 million compared with $2.0 million for the third quarter of fiscal 2010. Operating income was $2.8 million for the third quarter of fiscal 2011 compared with $3.6 million for the third quarter of fiscal 2010. Operating margins were 10% and 13% of net sales in the third quarter of fiscal 2011 and 2010, respectively.

Gross profit was $15.6 million for the nine months ended January 30, 2011, or 18% of net sales, compared with $16.2 million, or 20% of net sales for the nine months ended January 31, 2010. SG&A expenses were $5.5 million for the nine months ended January 30, 2011 compared with $5.7 million for the nine months ended January 31, 2010. Operating income was $10.1 million for the nine months ended January 30, 2011, compared with $10.5 million for the nine months ended January 31, 2010. Operating margins were 11.6% and 13.0% of net sales for the nine month periods ending January 30, 2011 and January 31, 2010, respectively.

Although net sales increased 4% in the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010, gross profit and operating income decreased by 18% and 21%, respectively. In addition, gross profit and operating income decreased by 4% for the nine month period ending January 30, 2011, compared with the 2010 period, despite net sales increasing 7% for the same year over year periods. This trend in decreased profitability was primarily due to increased competitive customer pricing pressure and higher raw material costs experienced in the second and third quarters of fiscal 2011. These trends are expected to continue into the company’s fourth quarter of fiscal 2011. To partially offset these higher costs, we have announced price increases that will be in effect for most of our fourth quarter, but these price increases are not expected to fully restore our profit margins.

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

As of January 30, 2011, accounts receivable and inventory totaled $22.7 million compared with $22.3 million at May 2, 2010.

As of January 30, 2011, property, plant and equipment totaled $28.9 million compared with $26.7 million at May 2, 2010.  The $28.9 million at January 30, 2011 represents property, plant, and equipment of $20.4 million and $8.5 million located in the U.S. and Canada, respectively. The $26.7 million at May 2, 2010, represents property, plant, and equipment of $18.8 million and $7.9 million located in the U.S. and Canada, respectively. The increase in property, plant, and equipment during fiscal 2011 represents capital expenditures of $5.0 million for the capital investment programs noted above, offset by depreciation of $2.8 million.

As of January 30, 2011, and May 2, 2010, the carrying value of the segment’s goodwill was $11.5 million. As of January 30, 2011, and May 2, 2010, the carrying values of the non-compete agreements were $517,000 and $843,000, respectively. The decrease in the carrying values of these non-compete agreements during fiscal 2011 primarily represents amortization expense. At January 30, 2011, and May 2, 2010, assets held for sale totaled $23,000 and $34,000, respectively

Upholstery Fabrics Segment

Net Sales

Upholstery fabric net sales (which include both fabric and cut and sewn kits) for the third quarter of fiscal 2011 were $23.7 million, a 13% decrease compared with $27.0 million in the third quarter of fiscal 2010. Net sales of upholstery fabrics produced outside our U.S. manufacturing operations were $20.7 million in the third quarter of fiscal 2011, a 12% decrease compared with $23.5 million in the third quarter of fiscal 2010. Net sales of U.S. produced upholstery fabrics were $2.9 million in the third quarter of fiscal 2011, a decrease of 18% from $3.6 million in the third quarter of fiscal 2010. These decreases in net sales reflect weaker U.S. consumer demand for furniture. This trend is expected to continue into the fourth quarter of fiscal 2011.

Upholstery fabric net sales for the nine months ended January 30, 2011 were $69.2 million, a 2% increase compared with $67.7 million for the nine months ended January 31, 2010. Net sales of upholstery fabrics produced outside our U.S. manufacturing operations were $60.0 million for the nine months ended January 30, 2011 a 4% increase compared with $57.5 million for the nine months ended January 31, 2010. Net sales of U.S. produced upholstery fabrics were $9.2 million for the nine months ended January 30, 2011, a decrease of 10% from $10.3 million for the nine months ended January 31, 2010.

Our increase of 2% in net sales on a year-to-date basis was primarily driven by a stronger consumer demand in the first quarter of fiscal 2011 compared to the same period a year ago,  offset by the discontinuation of certain U.S. products in fiscal 2010, and a significant increase in the provision for returns, allowances, and discounts in fiscal 2010 that did not recur in fiscal 2011.  Net sales in the first quarter of fiscal 2011 were $25.0 million, an increase of 30% compared with the first quarter of fiscal 2010. However, net sales in the second and third quarters of fiscal 2011 were lower than the first quarter and totaled $20.5 million and $23.7 million, respectively. The decreases in net sales in the second and third quarters reflect weaker U.S. consumer demand for furniture in comparison to the first quarter of fiscal 2011. This trend is expected to continue into the company’s fourth quarter of fiscal 2011.

Our upholstery fabric net sales continue to be driven by our operations located in China, accounting for 88% and 87% of upholstery fabric net sales in the third quarter of fiscal 2011 and for the nine months ended January 30, 2011, respectively. Although most of our China produced products have traditionally been sold to our U.S. customers, we have expanded our sales to the local China market. The net sales in the local China market to date have been small, but we are encouraged with the favorable customer response to our products and the ability to leverage these opportunities from our China platform.

European Sales and Marketing Initiatives

We have recently disclosed two initiatives in Europe as part of its continuing effort to look for new market opportunities outside the U.S.

Culp has entered into a non-binding letter of intent to form a new company in the United Kingdom that would source and market upholstery fabrics there.  The new company, to be known as Culp U.K., would be a joint venture with Flameproofings Ltd. of Manchester, England.  Flameproofings’ primary business is flame retardant (FR) coating for fabrics, but it also has a small upholstery fabrics business.  Under the terms of the letter of intent, Culp would team with Flameproofings to own and operate this business and build an upholstery sourcing, distribution and marketing operation based in Manchester to sell fabrics throughout the United Kingdom.  In connection with the formation of Culp U.K., Flameproofings would exit the residential upholstery (face fabrics) business.  Current plans call for Culp U.K. to start operations during the first quarter of Culp’s 2012 fiscal year.  Prior to that time, we expect to negotiate definitive agreements for the formation of Culp U.K. and to set up a warehouse, showroom and distribution facility from which the business would operate.  Once operational, we expect Culp U.K. to source fabrics primarily from Culp’s China platform, but also from Culp’s U.S. operations and directly from other suppliers.  Culp U.K. would obtain FR coating services from Flameproofings, which will ensure compliance with unique British FR requirements.  The letter of intent calls for Culp U.K. to be owned 51% by Culp and 49% by Flameproofings, with Culp providing up to ₤100,000 initial equity capital to start the venture, and possibly loans for future capital needs. The consumation of this transaction remains subject to negotiation of definitive agreements and other conditions.

We have recently formed a new wholly-owned subsidiary in Poland, called Culp Europe.  We plan for this operation to sell and distribute upholstery fabrics and make and sell cut and sewn kits in Europe, using fabrics sourced primarily from our China platform, but also from the company’s U.S. operations and possibly directly from outside suppliers.  Our sales and marketing efforts in Europe also include a program for shipping containers of fabric and cut and sewn kits directly from our operations in China to customers in Europe.  Sales activities for Culp Europe are expected to begin during the fourth quarter of fiscal 2011.

We expect these operations to work together to serve the marketplace in Europe because many furniture manufacturers in Poland also sell furniture into the U.K., and a number of U.K. retailers and manufacturers supplement their U.K. furniture production with sourcing from Poland and other Eastern European countries.  The initial focus for both of these initiatives is on upholstery fabrics, but once operational we plan to explore the potential for also selling mattress fabrics in Europe from these platforms.

Gross Profit and Operating Income

The upholstery fabrics segment reported a gross profit of $3.6 million, or 15% of net sales, in the third quarter of fiscal 2011 compared with $5.1 million, or 19% of net sales, in the third quarter of fiscal 2010. SG&A expenses for the third quarter of fiscal 2011 were $2.5 million compared with $2.6 million in the third quarter of fiscal 2010. Operating income was $1.1 million in the third quarter of fiscal 2011 compared with operating income of $2.5 million in the third quarter of fiscal 2010. Operating margins were 5% and 9% of net sales in the third quarter of fiscal 2011 and 2010, respectively.

The upholstery fabrics segment reported a gross profit of $9.9 million, or 14.4%, of net sales for the nine months ended January 30, 2011 compared with $11.2 million, or 16.5% of net sales, for the nine months ended January 31, 2010. SG&A expenses for the nine months ended January 30, 2011 were $6.4 million compared with $6.8 million for the nine months ended January 31, 2010. Operating income was $3.5 million for the nine months ended January 30, 2011 compared with $4.3 million for the nine months ended January 31, 2010. Operating margins were 5.1% and 6.4% of net sales for the nine month periods ending January 30, 2011 and January 31, 2010, respectively.

Although net sales increased 2% for the nine months ended January 30, 2011 compared with the nine months ended January 31, 2010, gross profit and operating income decreased 11% and 18%, respectively. In addition, gross profit and operating income decreased 29% and 54% in the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010. This reduction in profitability is primarily the result of rising raw material costs in addition to the lower sales volume experienced in the second and third quarters of fiscal 2011. These trends are expected to continue into the company’s fourth quarter of fiscal 2011. In order to partially offset these raw material price increases, we implemented customer price increases that will be in effect for most of the fourth quarter, but these price increases are not expected to fully restore our profit margins.

Segment Assets

Segment assets consist of accounts receivable, inventory, assets held for sale, and property, plant, and equipment.

As of January 30, 2011, accounts receivable and inventory totaled $20.6 million compared to $23.5 million at May 2, 2010. At January 30, 2011 and May 2, 2010, assets held for sale totaled $89,000.

As of January 30, 2011, property, plant, and equipment totaled $912,000 compared with $989,000 at May 2, 2010. The $912,000 at January 30, 2011 represents property, plant, and equipment of $719,000 and $193,000 located in the U.S. and China, respectively. The $989,000 at May 2, 2010 represents property, plant, and equipment of $887,000 and $102,000 located in the U.S. and China, respectively.

Other Income Statement Categories

Selling, General and Administrative Expenses

SG&A expenses for the company as a whole were $5.1 million for the third quarter of fiscal 2011 compared with $6.4 million for the third quarter of fiscal 2010. SG&A expenses were 10% of net sales in the third quarter of fiscal 2011 compared with 12% of net sales in the third quarter of fiscal 2010. SG&A expenses for the company as whole were $14.5 million for the nine months ended January 30, 2011 compared with $16.7 million for the nine months ended January 31, 2010. SG&A expenses were 9% of net sales for the nine months ended January 30, 2011 compared with 11% for the nine months ended January 31, 2010. These decreases in SG&A expenses primarily pertain to (i) a decrease in stock-based compensation expense which reflects a decrease in stock-based awards and the company’s stock price, (ii) a decrease in incentive bonus accruals reflecting weaker financial results in relation to pre-established performance targets, and (iii) a decrease in bad debt expense reflecting the decrease in our consolidated accounts receivable balance, as well as management’s assessment of estimated credit exposures within its accounts receivable portfolio.

Interest Expense (Income)

Interest expense for the third quarter of fiscal 2011 was $224,000 compared to $327,000 for the third quarter of fiscal 2010. Interest expense for the nine months ended January 30, 2011 was $659,000 compared to $1.0 million for the nine months ended January 31, 2010. This trend reflects lower outstanding balances in the company’s long-term debt.

Interest income was $57,000 for the third quarter of fiscal 2011 compared to $52,000 for the third quarter of fiscal 2010. Interest income was $144,000 for the nine months ended January 30, 2011 compared to $81,000 for the nine months ended January 31, 2010. Our increase in interest income is primarily due to higher cash and cash equivalent and short-term investment balances during fiscal 2011 compared with fiscal 2010 and a higher rate of return in fiscal 2011 on short-term investments that were not acquired until the third quarter of fiscal 2010.

Other Expense

Other expense for the third quarter of fiscal 2011 was $28,000 compared with $96,000 for the third quarter of fiscal 2010. Other expense for the nine months ended January 30, 2011 was $111,000 compared with $714,000 for the nine months ended January 31, 2010. This change primarily reflects fluctuations in the foreign currency exchange rate for our subsidiary domiciled in Canada and our ability to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in Canadian dollars during fiscal 2011. Although we will try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in Canadian dollars, there is no assurance that we will be able to continue to do so in future reporting periods.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $213,000, or 2.1% of income before income tax expense, for the nine-month period ended January 30, 2011, compared to income tax expense of $1.6 million or 16.8% of income before income tax expense, for the nine-month period ended January 31, 2010. Our effective income tax rates for the nine-month periods ended January 30, 2011, and January 31, 2010, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections, as well as changes in foreign currencies in relation to the U.S. dollar.

The income tax expense for the nine-month period ended January 30, 2011, is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate was reduced by 31% for a reduction in our valuation allowance recorded against our net deferred tax assets. Of this 31% reduction in our income tax rate, 19% and 12% pertain to the company’s operations located in the U.S. and China, respectively. The 19% reduction in our income tax rate from our U.S. operations is due to the realization of our U.S. net deferred tax assets from ordinary taxable income projected for fiscal 2011. Since the realization of our U.S. net deferred tax assets are from ordinary taxable income in the current fiscal year, its tax effects are included in the computation of the annual effective rate for fiscal 2011. The 12% reduction in our income tax rate from our China operations is due to a change in judgment about the realization of our China net deferred tax assets in future years. Since the realization of our China net deferred tax assets is a result of a change in judgment about future years, we recorded an adjustment of $1.3 million that represents a discrete event in which the full tax effects were recorded for the nine-month period ended January 30, 2011.

●
The income tax rate was reduced by 7% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●
The income tax rate was reduced by 3% for adjustments made to our Canadian deferred tax liabilities associated with our election to file our Canadian income tax returns in U.S. dollars commencing with our fiscal 2011 tax year. Our Canadian income tax returns were filed in Canadian dollars for fiscal years prior to fiscal 2011. This adjustment totaled $315,000 and represents a discrete event in which the full tax effects were recorded during the nine-month period ended January 30, 2011.

●
The income tax rate increased 9% for an increase in unrecognized tax benefits. This 9% increase in the income tax rate also includes an income tax benefit of $107,000 or a reduction in the income tax rate of 1% for the subsequent recognition of unrecognized tax benefits. This adjustment of $107,000 represents a discrete event in which the full tax effects were recorded during the nine-month period ended January 30, 2011.

●	The income tax rate was increased by 0.1% for stock-based compensation and other miscellaneous items.

The income tax expense for the nine-month period ending January 31, 2010, is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

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

●	The income tax rate increased 11% for an increase in income tax reserves for unrecognized tax benefits.

●	The income tax rate decreased 0.2% for stock-based compensation and other miscellaneous items.

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

United States

Our net deferred tax asset regarding our U.S. operations primarily pertains to incurring significant U.S. pre-tax losses over the last several years, with U.S. loss carryforwards totaling $64.0 million at May 2, 2010. Due to the favorable results of our multi-year restructuring process in our upholstery fabric operations and key acquisitions and capital investments made for our mattress fabrics segment, on a cumulative three-year basis ending January 30, 2011, our U.S. operations have earned a marginal pre-tax income (achieved in the second quarter of fiscal 2011). Although our U.S. operations have earned a marginal pre-tax income on a cumulative three-year basis ending January 30, 2011, this did not represent sufficient positive evidence to demonstrate future pre-tax income, due to the significance of the cumulative pre-tax losses that have been incurred over a much longer time period. In addition, the significant uncertainty in the current and expected demand for furniture and mattresses, increasing raw material prices in both our upholstery and mattress businesses, and the prevailing uncertainty in the overall economic climate, has made it very difficult to forecast our financial results associated with our U.S. operations. Based on the significant negative evidence noted above, we maintained our position that it is more-likely-than-not that our U.S. net deferred tax assets will not be fully recovered. As a result, we recorded a full valuation allowance totaling $20.4 million against our U.S. net deferred tax assets as of January 30, 2011.

China

Our net deferred tax asset regarding our China operations primarily pertains to the book versus tax basis difference associated with our China operations’ fixed assets. This book versus tax basis difference resulted from our impairment losses and fixed asset write-downs associated with our September 2008 upholstery fabrics restructuring plan. In order for this net deferred tax asset to be realized, our China operations must have sufficient pre-tax income levels to utilize tax depreciation expense each of the next four fiscal years. During the second quarter of fiscal 2011, management assessed both positive and negative evidence and concluded that there was sufficient positive evidence that our net deferred tax assets regarding our China operations will more likely than not be realized. Due to the favorable results from our restructuring activities and profit improvement plan initiated in the second quarter of fiscal 2009, our China operations have been profitable, reporting pre-tax income of $3.6 million for the first two quarters of fiscal 2011 and $7.9 million in fiscal 2010. In addition, our China operations earned pre-tax income of $6.8 million over a cumulative three-year period ending October 31, 2010 (the end of our second quarter of fiscal 2011). As a result of the improvement of our China operations’ pre-tax income levels that have been demonstrated over a cumulative period of three-years at the end of our second quarter of fiscal 2011, there was sufficient positive evidence that our China operations can provide sufficient pre-tax income levels to utilize tax depreciation expense each of the next four fiscal years. This improvement continued as our China operations reported pre-tax income of $2.1 million for the third quarter of fiscal 2011.  Based on this significant positive evidence, we maintained our position not to record a valuation allowance against our China net deferred tax assets at January 30, 2011. During the second quarter of fiscal 2011 we recognized an income tax benefit of $1.3 million to reduce the valuation allowance of $1.3 million recorded at May 2, 2010 (the beginning of our fiscal year). This $1.3 million income tax benefit was treated as a discrete event in which the full tax effects of this adjustment were recorded in the nine-month period ended January 30, 2011, as it pertained to a change in judgment about future years.

Overall

The recorded valuation allowance of $20.4 million has no effect on our operations, loan covenant compliance, or the possible realization of the U.S. income tax loss carryforwards in the future. If it is determined that it is more-likely-than-not that we will realize any of these U.S. income tax loss carryforwards, an income tax benefit would be recognized at that time.

At January 30, 2011, the current deferred tax asset of $296,000 represents $78,000 and $218,000 from our operations located in Canada and China, respectively. At May 2, 2010, the current deferred tax asset of $150,000 represents $84,000 and $66,000 from our operations located in Canada and China, respectively. At January 30, 2011, the non-current deferred tax asset of $1.3 million pertains to our operations located in China. At May 2, 2010, the non-current deferred tax asset of $324,000 pertains to our operations located in China. At January 30, 2011, the non-current deferred tax liability of $622,000 pertains to our operations located in Canada. At May 2, 2010, the non-current deferred tax liability of $982,000 pertains to our operations located in Canada.

Uncertainty In Income Taxes

At January 30, 2011, we had $11.1 million of total gross unrecognized tax benefits, of which $3.9 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. Of the $11.1 million in gross unrecognized tax benefits as of January 30, 2011, $7.2 million were classified as net non-current deferred income taxes and $3.9 million were classified as income taxes payable –long-term in the accompanying consolidated balance sheets.

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

Our cash and cash equivalents and short-term investment balance totaled $22.8 million at January 30, 2011, compared with $21.3 million at May 2, 2010. This increase primarily reflects cash flow provided by operating activities of $6.4 million, offset by cash capital expenditures of $5.6 million mostly related to our mattress fabrics segment, and cash proceeds from the issuance of common stock totaling $591,000.

Despite the ongoing economic uncertainties, we have maintained a strong financial position. Our cash and cash equivalents and short-term investment balance of $22.8 million exceeded our total debt (current maturities of long-term debt and long-term debt) of $11.6 million. Our next major scheduled long-term debt principal payment of $2.2 million is not due until August 2011. As of January 30, 2011, our lines of credit totaling $12.5 million had no outstanding balances. All of our long-term debt and line of credit agreements are unsecured.

Our cash and cash equivalents and short-term investment balances may be adversely affected by factors beyond our control, such as weakening industry demand and delays in receipt of payment on accounts receivable.

Working Capital

Accounts receivable at January 30, 2011, were $16.9 million, a decrease of $4.0 million, or 19%, compared with $20.9 million at January 31, 2010.  This decrease primarily reflects a decline in business volume in our upholstery fabrics segment during the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010, and major customers in both our upholstery and mattress fabrics segment taking advantage of cash discounts for early payments. Days’ sales outstanding were 28 and 33 days during the quarter ended January 30, 2011, and January 31, 2010, respectively.

Inventories as of January 30, 2011, were $26.4 million, an increase of $2.0 million, or 8%, in comparison with $24.4 million at January 31, 2010. Inventory turns for the third quarter of fiscal 2011 were 6.2 compared with 7.0 for the third quarter of fiscal 2010.

Accounts payable-trade as of January 30, 2011, were $17.1 million, a decrease of $1.5 million, or 8% in comparison with $18.6 million at January 31, 2010.

Operating working capital (comprised of accounts receivable and inventories, less accounts payable-trade and capital expenditures) was $26.0 million at January 30, 2011 compared with $25.6 million at January 31, 2010. Working capital turnover was 8.5 and 8.3 during the quarters ended January 30, 2011 and January 31, 2010, respectively.

Financing Arrangements

Unsecured Term Notes

In connection with the Bodet & Horst acquisition, we entered into a note agreement dated August 11, 2008. This agreement provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The principal payments are payable over an average term of 4.5 years through August 11, 2015. This agreement contains customary financial and other covenants as defined in the agreement.

Government of Quebec Loan

We have an agreement with the Government of Quebec for a term loan that is non-interest bearing and is payable in 48 equal monthly installments (denominated in Canadian dollars) commencing December 1, 2009. The proceeds were used to partially finance capital expenditures at our Rayonese facility located in Quebec, Canada.

Revolving Credit Agreement – United States

On August 13, 2010, we entered into a sixteenth amendment to our revolving credit agreement. This agreement currently provides for a loan commitment of $6.5 million, including letters of credit of $3.0 million. This agreement expires August 15, 2012 and provides for a pricing matrix to determine the interest rate payable on loans made under this agreement (applicable interest rate of 2.26% at January 30, 2011). As of January 30, 2011, there were $125,000 in outstanding letters of credit (all of which related to workers compensation). At January 30, 2011 and May 2, 2010, there were no borrowings outstanding under the agreement.

The sixteenth amendment to this revolving credit agreement also increased the annual capital expenditure limit from $4.0 million to $10.0 million.

Revolving Credit Agreement – China

We have an unsecured credit agreement that provides for a line of credit of up to approximately $6.0 million and expires on March 2, 2011. This agreement bears interest at a rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of January 30, 2011 and May 2, 2010.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At January 30, 2011, the company was in compliance with these financial covenants.

At January 30, 2011, the principal payment requirements of long-term debt during the next five years are: Year 1 – $2.4 million; Year 2 - $2.4 million; Year 3 - $2.4 million; Year 4 - $2.2 million; and Year 5 - $2.2 million.

Capital Expenditures and Depreciation

Capital expenditures on an accrual and cash basis for the nine months ended January 30, 2011, were $5.4 million and $5.6 million, respectively. Capital expenditures for the nine months ended January 30, 2011 mostly relate to the mattress fabrics segment. Depreciation expense for the nine months ended January 30, 2011 was $3.2 million, and primarily relates to the mattress fabrics segment.

For all of fiscal 2011, we currently expect capital expenditures to be approximately $6.2 million. Capital expenditures for fiscal 2011 primarily relate to the mattress fabrics segment. With the substantial completion of our capital spending in our mattress fabrics segment, we expect capital spending for the company as a whole to be substantially lower in the foreseeable future and are estimating capital spending to be approximately $3.0 million in fiscal 2012. For fiscal 2011, depreciation expense is projected to be $4.4 million, which primarily relates to the mattress fabrics segment. These are management's current expectations only, and changes in our business needs could cause changes in plans for capital expenditures and expectations for related depreciation expense.

At January 30, 2011, we had amounts due regarding capital expenditures totaling $203,000, of which $188,000 was vendor-financed and $15,000 was non-vendor financed. Our vendor-financed arrangement bears interest at a fixed interest rate of 7.14%. The total outstanding amount of $203,000 is required to be paid in full during fiscal 2011.

Critical Accounting Policies and Recent Accounting Developments

As of January 30, 2011, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended May 2, 2010.

Refer to Note 2 located in the notes to the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended May 2, 2010.

Contractual Obligations

As of January 30, 2011, there were no significant changes to or new contractual obligations from those reported in our annual report on Form 10-K for the year ended May 2, 2010, with the exception of open purchase commitments to acquire equipment with regard to the mattress fabrics segment totaling $295,000 at January 30, 2011 compared with $3.8 million at May 2, 2010.

Inflation

Any significant increase in our raw material costs, utility/energy costs and general economic inflation could have a material adverse effect on the company, because competitive conditions have limited our ability to pass significant operating increases on to customers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our revolving credit lines. At January 30, 2011, the company’s U.S. revolving credit agreement provides for a pricing matrix to determine the interest rate payable on loans made under this agreement. The company’s revolving credit line associated with its China subsidiaries bears interest at a rate determined by the Chinese government. At January 30, 2011, there were no borrowings outstanding under these revolving credit lines.

We are not exposed to market risk from changes in interest rates on our long-term debt.  The company’s unsecured term notes have a fixed interest rate of 8.01%, and the loan associated with the Government of Quebec is non-interest bearing.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in China and Canada. On January 21, 2009, we entered into a Canadian dollar foreign exchange contract associated with its loan from the Government of Quebec. The agreement effectively converted the Canadian dollar principal debt payments at a fixed Canadian dollar foreign exchange rate versus the United States dollar of 1.21812 and was due to expire on November 1, 2013. During the first quarter of fiscal 2011, we elected to terminate this contract due to the favorable Canadian dollar foreign exchange rates in comparison to the fixed contractual rate noted above. Additionally, we try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in China and Canada, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in either exchange rate at January 30, 2011, would not have had a significant impact on our results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 30, 2011, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures were effective in all material respects to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended January 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the nine months ended January 30, 2011. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2010 for the fiscal year ended May 2, 2010.

Item 1A.  Risk Factors

There have not been any material changes to our risk factors during the nine months ended January 30, 2011. Our risk factors are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2010 for the fiscal year ended May 2, 2010.

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

CULP, INC.
(Registrant)

Date: March 11, 2011	By:	/s/ Kenneth R. Bowling
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