Form 10-K
period 2011-05-01
CULP INC
filed 2011-07-15
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 1, 2011

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
Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐ NO ☒

As of May 1, 2011, 13,264,458 shares of common stock were outstanding.  As of October 31, 2010, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $106,416,684 based on the closing sales price of such stock as quoted on the New York Stock Exchange (NYSE), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A of the Securities and Exchange Commission in connection with its Annual Meeting of Shareholders to be held on September 20, 2011 are incorporated by reference into Part III of this Form 10-K.

CULP, INC.
FORM 10-K REPORT

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

Parts I and II of this report contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934).  Such statements are inherently subject to risks and uncertainties. Further, forward-looking statements are intended to speak only as of the date on which they are made.  Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “estimate,” “plan” and “project” and their derivatives, and include but are not limited to statements about expectations for the company’s future operations, production levels, sales, gross profit margins, operating income, SG&A or other expenses, earnings, other performance measures, as well as statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions.  Decreases in these economic indicators could have a negative effect on the company’s business and prospects.  Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely.  Changes in consumer tastes or preferences toward products not produced by the company could erode demand for the company’s products. Changes in the value of the U.S. dollar versus other currencies can affect the company’s financial results because a significant portion of the company’s operations are located outside the United States.  Strengthening of the U.S. dollar against other currencies could make the company’s products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada, China, and Europe can have a negative impact on the company’s sales in the U.S. of products produced in those places.  Also, economic and political instability in international areas could affect the company’s operations or sources of goods in those areas, as well as demand for the company’s products in international markets.  Further information about these factors, as well as other factors that could affect the company’s future operations or financial results and the matters discussed in forward-looking statements are included in the “Risk Factors” section of this report in Item 1A.

PART 1

ITEM 1.  BUSINESS

Overview

Culp, Inc. manufactures, sources, and markets mattress fabrics used for covering mattresses and box springs, and upholstery fabrics primarily for use in production of upholstered furniture (residential and commercial).

We believe that Culp is the largest producer of mattress fabrics in North America, as measured by total sales, and one of the largest marketers of upholstery fabrics for furniture in North America, again measured by total sales.  We have two operating segments — mattress fabrics and upholstery fabrics.  The mattress fabric business markets woven and knitted fabrics that are used primarily in the production of bedding products, including mattresses, box springs, and mattress sets.  The upholstery fabric business markets a variety of fabric products that are used in the production of residential and commercial upholstered furniture, sofas, recliners, chairs, loveseats, sectionals, sofa-beds, and office seating.  Culp primarily markets fabrics that have broad appeal in the “good” and “better” priced categories of furniture and bedding.

Culp markets a variety of fabrics in different categories to its global customer base, including fabrics produced at our manufacturing facilities and fabrics produced by other suppliers.  We had nine active manufacturing plants and distribution facilities as of the end of fiscal 2011, which are located in North and South Carolina, Quebec, Canada, Shanghai, China, and Poznan, Poland.  We also source fabrics from other manufacturers, located primarily in China and Turkey, with almost all of those fabrics being produced specifically for Culp and created by Culp designers.  We operate distribution centers in North Carolina, and Shanghai, China, to facilitate distribution of our products, and we recently opened a new distribution facility in Poznan, Poland.  In recent fiscal years, the portion of total company sales represented by fabrics produced outside of the U.S. and Canada has increased, while sales of goods produced in the U.S. have decreased.  This trend reflects changes in the upholstery fabrics segment, where more than 80% of our sales now consist of fabrics produced in Asia.

Total net sales in fiscal 2011 were $216.8 million.  The mattress fabrics segment had net sales of $122.4 million (56% of total net sales), while the upholstery fabrics segment had net sales of $94.4 million (44% of total net sales).

During fiscal 2011, we were affected by continued weak business conditions, especially weaker demand of and lower sales of home furnishings.  In addition, both segments were significantly affected by higher raw material prices during the year, which led to an overall decline in profit margins.  In spite of these conditions, the company had an overall increase in sales of five percent compared to the prior year, as well as higher pre-tax and net income.

Both segments used fiscal 2011 to build upon strategic initiatives and structural changes made in their businesses over last several years.  In the mattress fabrics segment, the company has completed $53 million in capital improvements and expansion projects over the past seven years, including two successful acquisitions.  The result has been a larger and more modern, vertically integrated manufacturing platform, allowing substantial improvement in supply logistics from pattern inception to fabric delivery.

The upholstery fabrics segment underwent major changes over the past decade, transforming from a primarily U.S.-based manufacturing operation with large amounts of fixed assets to a more flexible variable cost model.  Most fabrics are now sourced in Asia, while the company still maintains control over the key components of fabric production such as design, finishing, quality control and distribution.  These changes involved a multi-year restructuring process that primarily ended in fiscal 2009, during which time our upholstery fabric sales declined considerably.  Sales in this segment have now increased for two consecutive fiscal years as compared to the prior year, as we have focused on product development and marketing, including the exploration of new markets.  A part of this effort took place in fiscal 2011 with the establishment of a new marketing and distribution operation, known as Culp Europe and based in Poland.

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

Segments

Our two operating segments are mattress fabrics and upholstery fabrics.  The following table sets forth certain information for each of our segments.

	Sales by Fiscal Year ($ in Millions) and Percentage of Total Company Sales
Segment	Fiscal 2011		Fiscal 2010		Fiscal 2009
Mattress Fabrics	$122.4	(56%)	$114.8	(56%)	$115.4	(57%)
Upholstery Fabrics
Non-U.S.-Produced	$81.2	(37%)	$77.3	(37%)	$68.1	(33%)
U.S.-Produced	$13.2	(6%)	$14.3	(7%)	$20.4	(10%)
Total Upholstery	$94.4	(44%)	$91.6	(44%)	$88.5	(43%)
Total company	$216.8	(100%)	$206.4	(100%)	$203.9	(100%)

Additional financial information about our operating segments can be found in Note 19 to the Consolidated Financial Statements included in Item 8 of this report.

Mattress Fabrics.  The mattress fabrics segment, also known as Culp Home Fashions, manufactures and markets mattress fabric to bedding manufacturers.  These fabrics encompass woven jacquard fabric, knitted fabric, and specialty sourced fabric.  Culp Home Fashions has manufacturing facilities located in Stokesdale and High Point, North Carolina, and St. Jerome, Quebec, Canada.  The Stokesdale and St. Jerome plants manufacture and finish jacquard (damask) fabric.  The Stokesdale plant also finishes knit fabric, as well as houses the division offices and finished goods distribution capabilities.  In August 2008, we acquired the knitted mattress fabrics business of Bodet & Horst USA, including its manufacturing facilities in High Point.  We have also maintained flexibility in our ability to supply all of the major categories of mattress fabrics.  All woven jacquard and knitted fabrics can be produced in multiple facilities, (internal or external to the company) providing us with mirrored, reactive capacity involving state of the art capabilities across plant facilities.

Since fiscal 2005, we have taken significant steps to enhance our competitive position in this segment by consolidating all of our mattress fabrics manufacturing into these three manufacturing facilities.  The company had capital expenditures during the period fiscal 2005 through 2011 totaling approximately $33 million, which primarily provided for the purchase of faster and more efficient weaving machines as well as increased knit machine capacity.  These capital expenditures also provided high technology finishing equipment for woven and knitted fabric.  With most of these modernization and expansion projects completed, we expect lower capital expenditures in the near term for this segment.

The Bodet & Horst USA, LP acquisition was another step to enhance and secure our competitive position, as we invested $11.4 million to purchase this manufacturing operation that had been serving as our primary source of knitted mattress fabric.  Knitted fabrics have been an increasingly important category of mattress fabrics, with industry sales in this type of fabric continuing to grow faster than other categories.  The completion of this acquisition during fiscal 2009 not only secured our supply of knitted mattress fabrics, but allowed for improved supply logistics, greater control of product development, and accelerated responsiveness to our customers.  During fiscal 2010 and 2011, we made further investments in knitting machines and finishing equipment, increasing our internal production capacity substantially.

Upholstery Fabrics.  The upholstery fabrics segment markets fabrics for residential and commercial furniture, including jacquard woven fabrics, velvets, microdenier suedes, woven dobbies, knitted fabrics, and piece-dyed woven products.  Historically, all of our upholstery fabrics had been produced in our U.S. manufacturing plants.  Beginning in fiscal 2004, we began sourcing and manufacturing upholstery fabrics in China, and in fiscal 2007 sales of upholstery fabrics made in non-U.S. locations exceeded U.S.-produced sales for the first time.  In fiscal 2011, sales of non-U.S. produced upholstery accounted for just over 86% of our upholstery fabric sales.

The upholstery fabrics segment operates fabric manufacturing facilities in Anderson, South Carolina, and Shanghai, China.  We market fabrics produced in these two locations, as well as a variety of upholstery fabrics sourced from third party producers, mostly in China.

Demand for U.S.-produced upholstery declined significantly over the past decade, and we took aggressive steps to reduce our U.S. manufacturing costs, capacity, and selling, general and administrative expenses.  These restructuring actions reduced our U.S. upholstery operations to the one manufacturing plant in South Carolina and one upholstery distribution facility in Burlington, North Carolina.

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

We established a new subsidiary, called Culp Europe based in Poland during fiscal 2011, which is a marketing and distribution operation based in Poland, in an area with a high concentration of furniture suppliers.  This operation will target furniture manufacturers in the European market, which produces more than 40% of the world’s furniture.  We view this market as a significant opportunity for growth, with high living standards, fashion conscious consumers, and short replacement cycles for upholstered furniture.  Culp Europe began making sales in late fiscal 2011.

Over the past decade, we have moved our upholstery business from one that relied on a large fixed capital base that is difficult to adjust to a more flexible and scalable marketer of upholstery fabrics that meets changing levels of customer demand.  At the same time, we have attempted to maintain control of the most important “value added” aspects of our business, such as design, finishing, quality control, and logistics.  This strategic approach has allowed us to limit our investment of capital in fixed assets and to lower the costs of our products significantly, while continuing to leverage our design and finishing expertise, industry knowledge and important relationships.

Although economic conditions and furniture demand remained weak during fiscal 2010 and 2011, our upholstery fabrics sales increased during each of those two years.  These were the first two sales annual gains for this segment after ten years of declines for the upholstery fabrics business, as we substantially overhauled our operating model.  We believe our increased sales in the upholstery fabrics segment were achieved primarily through implementation of a business strategy that included:  1) innovation in a low-cost environment, 2) speed to market execution, 3) consistent quality, 4) reliable service and lead times, and 5) increased recognition of and reliance on the Culp brand.  A return to profitability in upholstery fabrics has been achieved through development of a unique business model that has enabled the upholstery segment to execute a strategy that we believe is clearly differentiated from competitors.  In this way, we have maintained our ability to provide furniture manufacturers with products from every category of fabric used to cover upholstered furniture, and to meet continually changing demand levels and consumer preferences.

Overview of Industry and Markets

Culp markets products primarily to manufacturers that operate in three principal markets.  The mattress fabrics segment supplies the bedding industry, which produces mattress sets (mattresses, box springs, and foundations).  The upholstery fabrics segment supplies the residential furniture industry and, to a lesser extent, the commercial furniture industry.  The residential furniture market includes upholstered furniture sold to consumers for household use, including sofas, sofa-beds, chairs, recliners and sectionals.  The commercial furniture and fabrics market includes upholstered office seating and modular office systems sold primarily for use in offices and other institutional settings, and commercial textile wall covering.  The principal industries into which the company sells products are described below.  Currently the vast majority of our products are sold to manufacturers for end use in the U.S., and thus the discussions below are focused on U.S. markets.

Overview of Bedding Industry

In calendar 2010, the bedding industry experienced gains in both dollar and unit sales, reversing a recent trend of declining sales over the past several years.  According to the International Sleep Products Association (ISPA), a trade association, the U.S. wholesale bedding industry increased dollar sales by 4.1% to $5.9 billion in 2010, following declines in 2009 and 2008.  Unit volume sales increased by 6.2% in 2010, after declining for the previous four years.  Specialty bedding manufacturers, which produce mattresses that do not use inner spring construction, now account for about 25% of bedding dollar sales, but only 11% of the unit volume in the industry.  This category of bedding also saw sales increase in 2010, reversing a two year decline, according to industry statistics.  ISPA reported, however, that overall average unit prices in the bedding industry declined 1.9% in 2010, adding to a similar decrease experienced in 2009.

The bedding industry is comprised of several hundred manufacturers, but the largest five manufacturers accounted for more than 65% of total wholesale shipments in 2010, while the top fifteen accounted for approximately 75%.  Until recently, the industry has been mature and stable, generally experiencing slow and steady growth in sales.  However, during the past few years sales have been more unpredictable, as the economic downturn caused two years of sales declines, followed by a return to growth in 2010.  On a long-term basis, the stability of this market has been due in part to replacement purchases, which account for the majority of bedding industry sales.

Unlike the residential furniture industry, which has faced intense competition from imports, the bedding industry has largely remained a North American based business with limited competition from imports.  Imports of bedding into the U.S. have increased in recent years, but imports still represent only a small fraction of total U.S. bedding sales.  The primary reasons for this fact include:  1) the short lead times demanded by mattress manufacturers and retailers due to their quick service delivery model, 2) the limited inventories carried by manufacturers and retailers requires “just-in-time” delivery of product, 3) the customized nature of each manufacturer and retailer’s product lines, 4) high shipping and import duty costs, 5) the relatively low direct labor content in mattresses, and 6) strong brand recognition.

Other key trends in the bedding industry include:

●
Consumers have become increasingly aware of and are more concerned with the health benefits of better sleep.  This has caused an increased focus on the quality of bedding products and an apparent willingness on the part of consumers to pay more for bedding.

●
While mattress fabrics serve the functional purpose of providing a soft and durable cover, there is a growing emphasis on the design knitted or woven into the fabrics to appeal to the customer’s visual attraction and perceived value of the mattress on the retail floor.  Mattress fabric design efforts are based on current trends in home decor and fashion.

●
Growth in non-traditional sources for retail mattress sales is now an important factor in home furnishings sales.  These outlets, such as wholesale warehouse clubs and the internet, have the potential to increase overall consumption of goods due to convenience and high traffic volume which in turn result in higher turnover of product.

●
Increased popularity of knitted fabric has continued.  Knitted fabric was initially used primarily on premium mattresses, but these products are now being placed increasingly on mattresses at mid-range retail price points.

Overview of Residential Furniture Industry

The residential furniture industry was severely affected by the global economic downturn and experienced significant declines in sales for 2008 and 2009 due to lower consumer spending and a very weak housing market.  U.S. sales of residential furniture rebounded somewhat in 2010 to $14.5 billion, a 1.8% increase from 2009, but remained far below sales levels experienced in the years prior to 2008.  According to data published by the American Home Furnishings Alliance (AHFA), a trade association, the residential furniture industry was mature and more stable, with generally modest yearly changes in sales levels that were at or below the overall growth rate of the U.S. economy until 2008.  However, shipments declined by 14.8% in 2008 compared to the prior year, and in 2009 retail furniture shipments dropped 18.1% compared to 2008.  Although industry sales appeared to stabilize in 2010, overall weak demand for residential furniture has continued to affect the industry, creating significant challenges for suppliers to the residential furniture industry.

Other important trends and issues facing the residential furniture industry include:

●
The sourcing of components and fully assembled furniture from overseas continues to play a major role in the residential furniture industry.  By far, the largest source for these imports continues to be China, which now accounts for approximately 58% of total U.S. furniture imports.  In past years, a large majority of furniture imports from China were wooden “casegoods,” but there has been significant recent growth in imports of upholstered furniture components, including upholstery fabric and “cut and sewn kits” for furniture covers.  This trend has been especially strong for leather furniture, and it now extends to other coverings, including microdenier suedes and the more traditional types of fabrics manufactured by the company.  The shift to offshore sourcing has led to significant deflation in retail furniture prices.

●
Imports of upholstery fabric, both in roll and in “kit” form, have increased in recent years.  Fabrics entering the U.S. from China and other low labor cost countries are resulting in increased price competition in the upholstery fabric and upholstered furniture markets.

●
Leather and suede upholstered furniture has been gaining market share over the last ten to twelve years.  This trend has increased over the last seven years in large part because selling prices of leather furniture have been declining significantly over this time period.

●	The residential furniture industry has been consolidating at the manufacturing level for several years. The result of this trend is fewer, but larger, customers for marketers of upholstery fabrics.

Overview of Commercial Furniture Industry

The market for commercial furniture - furniture used in offices and other institutional settings - grew approximately 5.8% from 2009 to 2010, following a 29.7% decline the previous year.  The increase in 2010 reflects economic trends affecting businesses, which are the ultimate customers in this industry.  According to the Business and Institutional Furniture Manufacturer’s Association (BIFMA), a trade association, the commercial furniture market in the U.S. totaled approximately $8.3 billion in 2010 in wholesale shipments by manufacturers, an increase from the $7.8 billion total for 2009.  However, this total represents a significant decrease from the industry’s peak of $13.3 billion in 2000.

Products

As described above, our products include mattress fabrics and upholstery fabrics, which are our identified operating segments.

Mattress Fabrics Segment

Mattress fabrics segment sales constituted about 56% of our total net sales in both fiscal 2011 and 2010.  The company has emphasized fabrics that have broad appeal at prices generally ranging from $1.50 to $6.25 per yard.

Upholstery Fabrics Segment

Upholstery fabrics segment sales totaled about 44% of our sales for both fiscal 2011 and 2010.  The company has emphasized fabrics that have broad appeal at “good” and “better” prices, generally ranging from $2.75 to $8.00 per yard.

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

Manufacturing and Sourcing

Mattress Fabrics Segment

Our mattress fabrics segment operates three manufacturing plants, located in Stokesdale, North Carolina; High Point, North Carolina, and St. Jerome, Quebec, Canada.  Over the past seven fiscal years, we made capital expenditures of approximately $33 million to consolidate all of our production of woven jacquards, or damask fabric, to these plants and to modernize the equipment, enhance and provide finishing capabilities and expand capacity in each of these facilities.  The result has been an increase in manufacturing efficiency and a substantial reduction in operating costs.  Jacquard mattress fabric is woven at the Stokesdale and St. Jerome plants, and knitted fabrics are produced at the High Point facility.  Most finishing and inspection processes for mattress fabrics are conducted at the Stokesdale plant.

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

Our upholstery manufacturing facilities in China are all located within the same industrial area near Shanghai.  At these plants, we apply value-added finishing processes to fabrics sourced from a limited number of strategic suppliers in China, and we also inspect the sourced fabric.  In addition, the Shanghai operations include facilities where sourced fabric is cut and sewn to provide “kits” that are designed to be placed on specific furniture frames designated by our customers.

A large portion of our upholstery fabric products, as well as certain elements of our production processes, are being sourced from outside suppliers.  The development of our facilities in China has provided a base from which to access a variety of products, including certain fabrics (such as microdenier suedes) that are not produced anywhere within the U.S.  We have found opportunities to develop significant relationships with key overseas suppliers that allow us to source products on a cost-effective basis with limited capital invested in manufacturing assets.  We source unfinished and finished fabrics from a limited number of strategic suppliers in China who are willing to commit significant capacity to meet our needs while working with our product development team to meet the demands of our customers.  We also source a substantial portion of our yarns, both for U.S. and China upholstery operations, through our China facilities.  The remainder of our yarn is obtained from other suppliers around the world, as we eliminated our internal yarn production capabilities several years ago.

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

Mattress Fabrics Segment

Design is an important element of producing mattress fabrics.  Price point delineation is accomplished through fabric quality as well as variation in design.  Additionally, a consumer will be drawn to the mattress that is most visually appealing when walking into a retail showroom.  Fibers also play an important part in design.  Rayon, organic cotton and recycled fibers are incorporated into the design process to allow the retailer to offer consumers additional benefits related to their sleeping experience.  Mattress fabric designs are not introduced on a scheduled season.  Designs are typically introduced upon the request of customer as they plan introduction to their retailers.  Additionally, we work closely with our customers on new design offerings around the major furniture markets such as High Point and Las Vegas.

Upholstery Fabrics Segment

The company has developed an upholstery fabrics design and product development team (with staff located in the U.S. and in China) with focus on designing for value primarily on body cloths, while promoting style leadership with pillow fabrics and color.  The team searches continually for new ideas and for the best sources of raw materials, yarns and fabrics, utilizing a China supply network.  Using these design elements, they develop product offerings using ideas and materials which take both fashion trends and cost considerations into account, to offer products designed to meet the needs of furniture manufacturers and ultimately the desires of consumers.  Upholstery fabric designs are introduced at major fabric trade conferences that occur twice a year in the United States (June and December).  In recent years we have become more aggressive in registering copyrights for popular fabric patterns and taking steps to discourage the illegal copying of our proprietary designs.

Distribution

Mattress Fabrics Segment

The majority of our shipments of mattress fabrics originate from our manufacturing facility in Stokesdale, North Carolina.  Through arrangements with major customers and in accordance with industry practice, we maintain a significant inventory of mattress fabrics at our distribution facility in Stokesdale (“make to stock”), so that products may be shipped to customers with short lead times and on a “just in time” basis.

Upholstery Fabrics Segment

The majority of our upholstery fabrics are marketed on a “make to order” basis and are shipped directly from our distribution facilities in Burlington and Shanghai.  Also, we are now beginning to distribute upholstery fabrics from our new facility in Poznan, Poland.  In addition, to “make to order” distribution, an inventory comprised of a limited number of sourced fabric patterns is held at our distribution facilities in Burlington and Shanghai from which our customers can obtain quick delivery of sourced fabrics through a program known as “Culp Express.”  We also have a marketing strategy for our U.S.-produced upholstery products, providing customers with very quick delivery on target products at key price points.  This program, known as “Store House,” is aimed at driving higher sales volume per fabric pattern.  Beginning in fiscal 2010 and continuing in fiscal 2011, market share opportunities have been expanded through strategic selling partnerships.

Sources and Availability of Raw Materials

Mattress Fabrics Segment

Raw materials account for approximately 60%-70% of mattress fabric production costs.  The mattress fabrics segment purchases synthetic yarns (polypropylene, polyester and rayon), certain greige (unfinished) goods, latex adhesives, laminates, dyes and other chemicals.  Most of these materials are available from several suppliers, and prices fluctuate based on supply and demand, the general rate of inflation, and particularly on the price of petrochemical products.  The mattress fabrics segment has generally not had significant difficulty in obtaining raw materials, although increases in raw material prices affected our profitability during fiscal 2011.

Upholstery Fabrics Segment

Raw materials account for approximately 50%-60% of upholstery fabric manufacturing costs for products the company manufactures.  This segment purchases synthetic yarns (polypropylene, polyester, acrylic and rayon), acrylic staple fiber, latex adhesives, dyes and other chemicals from various suppliers.

The upholstery fabric segment outsources all of its yarn requirements, and is more dependent upon suppliers for components yarn.  In addition, we have outsourced a number of our U.S. upholstery fabric manufacturing services to suppliers, such as extrusion of yarn and upholstery fabric finishing.  Increased reliance by both our U.S. and China upholstery operations on outside suppliers for basic production needs such as base fabrics, yarns, and finishing services has caused the upholstery fabrics segment to become more vulnerable to price increases, delays, or production interruptions caused by problems within businesses that we do not control.  Significant increases in raw material prices had a negative effect on our upholstery fabrics profits during fiscal 2011.

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

Today, there is more intense competition in U.S. markets by foreign producers of upholstery fabric, furniture components and finished upholstery furniture (as well as sales in the U.S. of leather furniture produced overseas which competes with upholstered furniture for market share).  Foreign manufacturers often are able to produce upholstery fabric and other components of furniture with significantly lower raw material and production costs (especially labor) than those of our U.S. operations and other U.S.-based manufacturers.  We compete with lower cost foreign goods on the basis of design, quality, reliability and speed of delivery.  In addition, our operations in China allow us to facilitate the sourcing and marketing of goods produced in China.

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

Employees

As of May 1, 2011, we had 1,143 employees, compared to 1,085 at the end of fiscal 2010.  Overall, our total number of employees has remained fairly steady over the past five years, with increases in the mattress fabrics segment and decreases in the upholstery segment during that period.

The hourly employees at our manufacturing facility in Canada (approximately 12% of the company’s workforce) are represented by a local, unaffiliated union.  The collective bargaining agreement for these employees expires on February 1, 2014.  We are not aware of any efforts to organize any more of our employees, and we believe our relations with our employees are good.

The following table illustrates the changes in the location of our workforce and number of employees, as of year-end, over the past five fiscal years.

	Number of Employees
	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007
Mattress Fabrics Segment	466	430	420	373	361
Upholstery Fabrics Segment
United States	130	123	119	230	297
China	543	528	504	481	479
Total Upholstery Fabrics Segment	673	651	623	711	776
Unallocated corporate	4	4	4	3	3
Total	1,143	1,085	1,047	1,087	1,140

Customers and Sales

Mattress Fabrics Segment

Major customers for our mattress fabrics include the leading bedding manufacturers:  Sealy, Serta (National Bedding), and Simmons.  The loss of one or more of these customers would have a material adverse effect on the company.  Our two largest customers in the mattress fabrics segment are Sealy, Inc. and the parent company of Serta and Simmons (controlled by Ares Management, LLC and Ontario Teachers&apos), the loss of which would have a material adverse effect on the company.  Our sales to the parent company of Serta and Simmons and Sealy, Inc. accounted for approximately 18% and 10%, respectively, of the company's total net sales in fiscal 2011. Our mattress fabrics customers also include many small and medium-size bedding manufacturers.

Upholstery Fabrics Segment

Our major customers for upholstery fabrics are leading manufacturers of upholstered furniture, including Ashley, Bassett, Best Home Furnishings, Flexsteel, Furniture Brands International (Broyhill and Lane), Klaussner Furniture, La-Z-Boy (La-Z-Boy Residential, Bauhaus, and England) Man Wah Furniture and Southern Motion.  Major customers for the company’s fabrics for commercial furniture include HON Industries.  Our largest customer in the upholstery fabrics segment is La-Z-Boy Incorporated, the loss of which would have a material adverse effect on the company.  Our sales to La-Z-Boy accounted for approximately 12% of the company’s total net sales in fiscal 2011.

The following table sets forth our net sales by geographic area by amount and percentage of total net sales for the three most recent fiscal years.

Net Sales by Geographic Area
(dollars in thousands)

	Fiscal 2011		Fiscal 2010		Fiscal 2009
United States	168,212	77.5%	160,360	77.7%	$160,290	78.6%
North America	10,505	4.8	11,654	5.6	14,440	7.1
(Excluding USA)
Far East and Asia	36,587	17.0	31,856	15.4	27,509	13.5
All other areas	1,502	0.7	2,546	1.2	1,699	0.8
Subtotal (International)	48,594	22.5	46,056	22.3	43,648	21.4
Total	216,806	100.0%	206,416	100.0%	$203,938	100.0%

For additional segment information, see Note 19 in the consolidated financial statements.

Backlog

Mattress Fabrics Segment

The backlog for mattress fabric is not a reliable predictor of future shipments because the majority of sales are on a just-in-time basis.

Upholstery Fabrics Segment

Although it is difficult to predict the amount of backlog that is “firm,” we have reported the portion of the upholstery fabric backlog from customers with confirmed shipping dates within five weeks of the end of the fiscal year.  On May 1, 2011, the portion of the upholstery fabric backlog with confirmed shipping dates prior to June 5, 2011 was $12.7 million, all of which are expected to be filled early during fiscal 2012, as compared to $9.0 million as of the end of fiscal 2010 (for confirmed shipping dates prior to June 6, 2010).

ITEM 1A.  RISK FACTORS

Our business is subject to risks and uncertainties.  In addition to the matters described above under “Cautionary Statement Concerning Forward-Looking Information,” set forth below are some of the risks and uncertainties that could cause a material adverse change in our results of operations or financial condition.

Continued economic weakness could negatively affect our sales and earnings.

Overall demand for our products depends upon consumer demand for furniture and bedding, which is subject to variations in the general economy. Because purchases of furniture or bedding are discretionary purchases for most individuals and businesses, demand for these products is sometimes more easily influenced by economic trends than demand for other products. Economic downturns can affect consumer spending habits and demand for home furnishings, which reduces the demand for our products and therefore can cause a decrease in our sales and earnings. Continuing weak economic conditions have caused a decrease in consumer spending and demand for home furnishings, including goods that incorporate our products.  If these conditions persist, our business will be negatively affected.

It has been difficult to maintain and increase sales levels in the upholstery fabrics segment.

Although sales stabilized in fiscal 2010 and 2011 for our upholstery fabrics segment, we experienced declines in sales for this business for many years prior to the last two. Increased competition and fragmentation of the upholstery fabrics business, including a dramatic shift to imported fabrics and resulting price deflation for upholstery fabrics, have led to a significant reduction in the size of our upholstery business. Opportunities for growth and profitability gains for this segment are encouraging, but there is no assurance that we will be able to maintain or consistently grow this business in the future.

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

We rely on outside sources for various products and services, including yarn and other raw materials, greige (unfinished) fabrics, finished fabrics, and services such as weaving and finishing. Increased reliance on outsourcing lowers our capital investment and fixed costs, but it decreases the amount of control that we have over certain elements of our production capacity. Interruptions in our ability to obtain raw materials or other required products or services from our outside suppliers on a timely and cost effective basis, especially if alternative suppliers cannot be immediately obtained, could disrupt our production and damage our financial results.

Further write-offs or write-downs of assets would result in a decrease in our earnings and shareholders’ equity.

The company has long-lived assets, consisting mainly of property, plant and equipment and goodwill. ASC Topic 360 establishes an impairment accounting model for long-lived assets such as property, plant, and equipment and requires the company to assess for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. ASC Topic 350 requires that goodwill be tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value of our goodwill may not be recovered. Restructuring activities and other tests for impairment have resulted and could in the future result in the write-down of a portion of our long-lived assets and a corresponding reduction in earnings and net worth. In fiscal 2009, we experienced $8 million in write-downs of property, plant, and equipment in the upholstery fabrics segment. Although no significant write-downs were experienced in fiscal 2011 or 2010, there is no assurance that future write-downs of fixed assets or goodwill will not occur if business conditions deteriorate.

Changes in the price, availability and quality of raw materials could increase our costs or cause production delays and sales interruptions, which would result in decreased earnings.

We depend upon outside suppliers for most of our raw material needs, and increasingly we rely upon outside suppliers for component materials such as yarn and unfinished fabrics, as well as for certain services such as finishing and weaving. Fluctuations in the price, availability and quality of these goods and services could have a negative effect on our production costs and ability to meet the demands of our customers, which would affect our ability to generate sales and earnings. In many cases, we are not able to pass through increased costs of raw materials or increased production costs to our customers through price increases. In particular, many of our basic raw materials are petrochemical products or are produced from such products. For this reason, our material costs are especially sensitive to changes in prices for petrochemicals and the underlying price of oil. Increases in prices for oil, petrochemical products or other raw materials and services provided by outside suppliers could significantly increase our costs and negatively affect earnings.  Increases in market prices for certain fibers and yarns had a material adverse impact on our profit margins during fiscal 2011, and a continuation of high raw material prices is likely to have a negative effect on our profits in the future.

Increases in energy costs would increase our operating costs and could adversely affect earnings.

Higher prices for electricity, natural gas and fuel increase our production and shipping costs. A significant shortage, increased prices, or interruptions in the availability of these energy sources would increase the costs of producing and delivering products to our customers, and would be likely to adversely affect our earnings. In many cases, we are not able to pass along the full extent of increases in our production costs to customers through price increases.  Energy costs have varied significantly during fiscal 2011 and 2010, and remain a volatile element of our costs. Further increases in energy costs could have a negative effect on our earnings.

Business difficulties or failures of large customers could result in a decrease in our sales and earnings.

We currently have several customers that account for a substantial portion of our sales. In the mattress fabrics segment, several large bedding manufacturers have large market shares and comprise a significant portion of our mattress fabric sales, with the parent company of Serta (National Bedding) and Simmons accounting for approximately 18% of consolidated net sales in fiscal 2011. In the upholstery fabrics segment, La-Z-Boy Incorporated accounted for approximately 12% of consolidated net sales during fiscal 2011, and several other large furniture manufacturers comprised a significant portion of sales. A business failure or other significant financial difficulty by one or more of our major customers could cause a significant loss in sales, an adverse effect on our earnings, and difficulty in collection of our trade accounts receivable.

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

Demand for various types of upholstery fabrics and mattress coverings changes over time due to fashion trends and changing consumer tastes for furniture and bedding. Our success in marketing our fabrics depends upon our ability to anticipate and respond in a timely manner to fashion trends in home furnishings. If we fail to identify and respond to these changes, our sales of these products may decline. In addition, incorrect projections about the demand for certain products could cause the accumulation of excess raw material or finished goods inventory, which could lead to inventory mark-downs and further decreases in earnings.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our headquarters are located in High Point, North Carolina.  As of the end of fiscal 2011, we owned or leased nine active manufacturing and distribution facilities and our corporate headquarters. The following is a list of our principal administrative, manufacturing and distribution facilities.  The manufacturing facilities and distribution centers are organized by segment.

			Approx.
			Total Area	Expiration
Location		Principal Use	(Sq. Ft.)	of Lease (1)

●	Administrative:
	High Point, North Carolina (2)	Upholstery fabric division	56,880	2025
		offices and corporate
		headquarters
●	Mattress Fabrics:
	Stokesdale, North Carolina	Manufacturing, distribution,	230,000	Owned
		and division offices
	High Point, North Carolina (3) (4)	Manufacturing	63,522	-
	High Point, North Carolina (4)	Warehouse and offices	65,886	2014
	St. Jerome, Quebec, Canada	Manufacturing	202,500	Owned

●	Upholstery Fabrics:
	Anderson, South Carolina	Manufacturing	99,000	Owned
	Burlington, North Carolina	Finished goods distribution	67,330	2011
	Shanghai, China	Manufacturing and offices	69,000	2012
	Shanghai, China	Manufacturing and warehousing	90,000	2012
	Shanghai, China	Manufacturing and warehousing	101,632	2013
	Poznan, Poland (3)	Finished goods distribution	26,160	-

(1)	Includes all options to renew.
(2)	We are currently occupying the entire building. Commencing on April 1, 2012, the leased premises will be approximately 1/2 of the current occupied space of 56,880 square feet.
(3)	This lease agreement is currently being negotiated and is payable on a monthly basis until the lease is finalized.
(4)	These facilities are adjacent to one another and are considered one location.

We believe that our facilities are in good condition, well-maintained and suitable and adequate for present utilization.  In the upholstery fabrics segment, we have the ability to source upholstery fabric from outside suppliers to meet current and expected demand trends and further increase our output of finished goods. This ability to source upholstery fabric is part of our long-term strategy to have a low-cost platform that is scalable, but not capital intensive.  In the mattress fabrics segment, management has estimated that it is currently performing at near capacity. In response, we had capital expenditures of $13.8 million in fiscal 2011 and 2010 for modernizing and expanding our woven and knit capacities. Also, we have the ability to source additional mattress fabric from outside suppliers to further increase our ultimate output of finished goods.

ITEM 3.  LEGAL PROCEEDINGS

A lawsuit was filed against us and other defendants (Chromatex, Inc., Rossville Industries, Inc., Rossville Companies, Inc. and Rossville Investments, Inc.) on February 5, 2008 in United States District Court for the Middle District of Pennsylvania. The plaintiffs are Alan Shulman, Stanley Siegel, Ruth Cherenson as Personal Representative of Estate of Alan Cherenson, and Adrienne Rolla and M.F. Rolla as Executors of the Estate of Joseph Byrnes. The plaintiffs were partners in a general partnership that formerly owned a manufacturing plant in West Hazleton, Pennsylvania (the “Site”). Approximately two years after this general partnership sold the Site to defendants Chromatex, Inc. and Rossville Industries, Inc., we leased and operated the Site as part of our Rossville/Chromatex division. The lawsuit involves court judgments that have been entered against the plaintiffs and against defendant Chromatex, Inc. requiring them to pay costs incurred by the United States Environmental Protection Agency (“USEPA”) responding to environmental contamination at the Site, in amounts approximating  $8.6 million, plus unspecified future environmental costs. Neither USEPA nor any other governmental authority has asserted any claim against us on account of these matters. The plaintiffs seek contribution from us and other defendants and a declaration that the company and the other defendants are responsible for environmental response costs under environmental laws and certain agreements. The plaintiffs also assert that we tortiously interfered with contracts between them and other defendants in the case and diverted assets to prevent the plaintiffs from being paid monies owed to them. We do not believe we have any liability for the matters described in this litigation and intend to defend ourselves vigorously. In addition, we have an indemnification agreement with certain other defendants in the litigation pursuant to which the other defendants agreed to indemnify us for any damages we incur as a result of the environmental matters that are the subject of this litigation, although it is unclear whether the indemnitors have significant assets at this time. Since the loss is not probable and cannot be estimated, no reserve has been recorded.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Registrar and Transfer Agent

Computershare Trust Company, N.A.
c/o Computershare Investor Services
Post Office Box 43078
Providence, Rhode Island 02940-3078
(800) 254-5196
(781) 575-2879 (Foreign shareholders)
www.computershare.com/investor

Stock Listing

Culp, Inc. common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol CFI.  As of May 1, 2011, Culp, Inc. had approximately 1,980 shareholders based on the number of holders of record and an estimate of individual participants represented by security position listings.

Analyst Coverage

These analysts cover Culp, Inc.:

Raymond, James & Associates - Budd Bugatch, CFA

Value Line – Craig Sirois

Sidoti & Company, LLC – Steve Shaw

Dividends and Share Repurchases; Sales of Unregistered Securities

We have not paid a cash dividend nor repurchased any of our common stock from our shareholders during the past three fiscal years. There were no sales of unregistered securities during fiscal 2011.

On June 16, 2011, we announced that our board of directors has authorized the expenditure of up to $5.0 million for the repurchase of shares of our common stock.
Performance Comparison

The following graph shows changes over the five fiscal years ending May 1, 2011 in the value of $100 invested in (1) the common stock of the company, (2) the Hemscott Textile Manufacturing Group Index (formerly named Core Data Textile Manufacturing Group Index) reported by Standard and Poor’s, consisting of twelve companies (including the company) in the textile industry, and (3) the Standard & Poor’s 500 Index.

The graph assumes an initial investment of $100 at the end of fiscal 2006 and the reinvestment of all dividends during the periods identified.

Market Information

See Item 6, Selected Financial Data, and Selected Quarterly Data in Item 8, for market information regarding the company’s common stock.

ITEM 6.  SELECTED FINANCIAL DATA

						percent
	fiscal	fiscal	fiscal	fiscal	fiscal	change
(amounts in thousands)	2011	2010	2009	2008	2007	2011/2010
INCOME (LOSS) STATEMENT DATA
net sales	$216,806	206,416	203,938	254,046	250,533	5.0%
cost of sales (6)	179,966	167,639	179,286	220,887	219,328	7.4
gross profit	36,840	38,777	24,652	33,159	31,205	(5.0)
selling, general, and administrative expenses (6)	21,069	22,805	19,751	23,973	27,030	(7.6)
restructuring expense (credit) (6)	28	(370)	9,471	886	3,534	N.M.
income (loss) from operations	15,743	16,342	(4,570)	8,300	641	(3.7)
interest expense	881	1,314	2,359	2,975	3,781	(33.0)
interest income	(240)	(116)	(89)	(254)	(207)	106.9
other expense	40	828	43	736	68	(95.2)
income (loss) before income taxes	15,062	14,316	(6,883)	4,843	(3,001)	5.2
income taxes	(1,102)	1,128	31,959	(542)	(1,685)	N.M.
net income (loss)	$16,164	13,188	(38,842)	5,385	(1,316)	22.6
depreciation (7)	$4,372	4,010	6,712	5,548	7,849	9.0
weighted average shares outstanding	12,959	12,709	12,651	12,624	11,922	2.0
weighted average shares outstanding, assuming dilution	13,218	13,057	12,651	12,765	11,922	1.2
PER SHARE DATA
net income (loss) per share - basic	$1.25	1.04	(3.07)	0.43	(0.11)	20.2
net income (loss) per share - diluted	1.22	1.01	(3.07)	0.42	(0.11)	21.1

book value	$6.06	4.83	3.76	6.83	6.29	25.5
BALANCE SHEET DATA
operating working capital (5)	$23,921	22,979	23,503	38,368	46,335	4.1%
property, plant and equipment, net	30,296	28,403	24,253	32,939	37,773	6.7
total assets	130,051	112,598	95,294	148,029	159,946	15.5
capital expenditures	6,302	7,397	3,160	6,928	4,227	(14.8)
long-term debt, current maturities of long-term debt and lines of credit (1)	11,547	11,687	16,368	21,423	40,753	(1.2)
shareholders' equity	80,341	63,047	48,031	86,359	79,077	27.4
capital employed (3)	62,521	57,296	56,659	75,036	83,181	9.1
RATIOS & OTHER DATA
gross profit margin	17.0%	18.8%	12.1%	13.1%	12.5%
operating income (loss) margin	7.3%	7.9%	(2.2)%	3.3%	0.3%
net income (loss) margin	7.5%	6.4%	(19.0)%	2.1%	(0.5)%
effective income tax rate	(7.3)%	7.9%	(464.3)%	(11.2)%	56.1%
long-term debt to total capital employed ratio (1)	18.5%	20.4%	28.9%	28.6%	49.0%
operating working capital turnover (5)	8.8	9.0	6.4	5.8	5.3
days sales in receivables	34	35	32	37	41
inventory turnover	6.6	6.7	6.0	5.8	5.7
STOCK DATA
stock price
high	$14.10	16.98	7.91	12.30	8.52
low	8.43	3.50	1.30	6.12	4.24
close	10.08	11.94	4.40	7.53	8.50
P/E ratio (2)
high (4)	12	17	N.M.	29	N.M.
low (4)	7	3	N.M.	15	N.M.
daily average trading volume (shares)	58.0	80.1	19.2	38.3	17.8

(1)	Long-term debt includes long-term and current maturities of long-term debt and lines of credit.
(2)	P/E ratios based on trailing 12-month net income per share.
(3)
Capital employed represents long-term and current maturities of long-term debt, lines of credit, current and noncurrent deferred income tax liabilities, current and long-term income taxes payable, stockholders' equity, offset by cash and cash equivalents, short-term investments, current and noncurrent deferred income tax assets, and income taxes receivable.

(4)	N.M – Not meaningful
(5)	Operating working capital for this calculation is accounts receivable and inventories, offset by accounts payable-trade and capital expenditures.
(6)	The company incurred restructuring and related charges (credits) in fiscal 2007 through 2011. See note 3 of the company's consolidated financial statements.
(7)	Includes accelerated depreciation of $2.1 and $1.2 million for fiscal 2009 and 2007, respectively.
No accelerated depreciation was recorded in fiscal 2011, 2010 and 2008.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes attached thereto.

General

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30.  Fiscal 2011 and 2010 each included 52 weeks and fiscal 2009 included 53 weeks. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.  The mattress fabrics segment manufactures, sources, and sells fabrics to bedding manufacturers.  The upholstery fabrics segment sources, manufacturers and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

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

Executive Summary

We reported net sales of $216.8 million in fiscal 2011, an increase of 5.0%, compared with $206.4 million for fiscal 2010.  This increase represents the second consecutive net sales increase since the recession began in 2008. Also, we reported net sales of $60.4 million in the fourth quarter of fiscal 2011, an increase of 5.5%, compared with $57.2 million in the fourth quarter of fiscal 2010. The $60.4 million reported in the fourth quarter of fiscal 2011 is the highest quarterly net sales in three years. These results reflect favorable growth trends as a result of a stronger competitive position in both our business segments and price increases we implemented in the fourth quarter of fiscal 2011 to partially offset increased raw material costs and customer pricing pressure. Although we have experienced favorable sales growth, we do not expect net sales to grow significantly in the near future due to macro-economic trends, including a weak housing market, high unemployment, and a shortage of consumer credit.

We reported income before income taxes of $15.1 million in fiscal 2011, an increase of 5.2% compared with $14.3 million in fiscal 2010. This increase represents the increase in net sales noted above and the benefits of a leaner and more cost-efficient operating platform. Despite the increases in sales and pre-tax income, our profit margins were affected by significant increases in our raw material costs and customer selling price pressures experienced in both our business segments. As mentioned above, we announced customer price increases in both business segments in the fourth quarter of fiscal 2011 to partially offset these increased costs experienced in fiscal 2011. These customer price increases are not expected to fully restore our reduced operating profit margins. Also, this increase in income before income taxes reflects a decrease in our selling, general, and administrative expenses (SG&A) from $22.8 million in fiscal 2010 to $21.1 million in fiscal 2011. This decrease primarily pertains to (i) a decrease in stock-based compensation expense which reflects a decrease in stock-based awards and the company’s stock price, (ii) a decrease in incentive bonus accruals reflecting weaker financial results in relation to pre-established performance targets, and (iii) a decrease in bad debt expense reflecting management’s assessment of estimated credit exposures within our accounts receivable portfolio. Lastly, our increase in income before income taxes reflects a decrease in other expense from $828,000 in fiscal 2010 to $40,000 in fiscal 2011. This decrease reflects fluctuations in the foreign exchange rate for our subsidiaries domiciled in Canada and China and our ability to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in Canadian dollars during fiscal 2011. Although we will try to maintain this natural hedge, there is no assurance that we will be able to continue to do so in future reporting periods.

We reported net income of $16.2 million, or $1.22 per diluted share, in fiscal 2011 compared with net income of $13.2 million, or $1.01 per diluted share, in fiscal 2010. Net income for fiscal 2011 included a $1.1 million income tax benefit and net income for fiscal 2010 included income tax expense of $1.1 million. The income tax benefit in fiscal 2011 includes a non-cash reversal of valuation allowances against our U.S. and China net deferred tax assets relating to future earnings totaling $3.6 million.

Despite ongoing economic uncertainties, we have maintained a strong financial position and generated significant cash flow during fiscal 2011. Our cash and cash equivalents and short-term investments totaled $30.9 million at May 1, 2011, compared with $21.3 million at May 2, 2010, an increase of $9.6 million.  Our cash and cash equivalents and short-term investment balance of $30.9 million exceeded our total debt (current maturities of long-term debt and long-term debt) of $11.5 million and represents 38% of shareholders’ equity. Our next major scheduled long-term debt principal payment of $2.2 million is due August 2011. As of May 1, 2011, our lines of credit totaling $12.7 million had no outstanding balances. All of our long-term debt and line of credit agreements are unsecured. Capital expenditures for fiscal 2011 were $6.4 million. After several years of high levels of capital expenditures (averaging $7.0 million per year over the last seven fiscal years), we are expecting significantly lower capital spending in the foreseeable future. We are currently planning for capital expenditures of $4.0 million in fiscal 2012. Our shareholders’ equity was $80.3 million at May 1, 2011, an increase of 27% from $63.0 million at May 2, 2010, and an increase of 67% from $48.0 million at May 3, 2009.

In the third quarter of fiscal 2011, we have established a wholly-owned subsidiary in Poland, called Culp Europe. We plan for this operation to sell and distribute fabrics and manufacture and sell cut and sewn kits in Europe, using fabrics primarily sourced from our China platform and other direct suppliers. Our sales and marketing efforts in Europe also include a program for shipping containers of fabric and cut and sewn kits directly from our operations located in China to customers in Europe. This operation is still in its early stages, as sales activities commenced in the fourth quarter of fiscal 2011.

On June 16, 2011, our board of directors authorized the expenditure of up to $5.0 million for the repurchase of shares of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, and through plans established under the Securities Exchange Act Rule 10b5-1. The amount of shares purchased and the timing of such purchases will be based on working capital requirements, market and general business conditions and other factors including alternative investment opportunities.

Results of Operations

The following table sets forth certain items in the company’s consolidated statements of net income (loss) as a percentage of net sales.

	Fiscal	Fiscal	Fiscal
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	83.0	81.2	87.9
Gross profit	17.0	18.8	12.1
Selling, general and administrative expenses	9.7	11.0	9.7
Restructuring expense (credit)	0.0	(0.2)	4.6
Income (loss) from operations	7.3	7.9	(2.2)
Interest expense, net	0.3	0.5	1.2
Other expense	0.0	0.4	0.0
Income (loss) before income taxes	6.9	6.9	(3.4)
Income taxes *	(7.3)	7.9	(464.3)
Net income (loss)	7.5%	6.4%	(19.0)%

* Calculated as a percentage of income (loss) before income taxes.

The tables on the following two pages set forth the company’s statements of operations by segment for the fiscal years ended May 1, 2011, May 2, 2010, and May 3, 2009.

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE TWELVE MONTHS ENDED MAY 1, 2011 AND MAY 2, 2010

(Amounts in thousands)

	TWELVE MONTHS ENDED (UNAUDITED)

	Amounts							Percent of Total Sales
	May 1,		May 2,		% Over			May 1,		May 2,
Net Sales by Segment	2011		2010		(Under)			2011		2010

Mattress Fabrics	$122,431		114,848		6.6%			56.5%		55.6%
Upholstery Fabrics	94,375		91,568		3.1%			43.5%		44.4%

Net Sales	$216,806		206,416		5.0%			100.0%		100.0%

Gross Profit by Segment								Gross Profit Margin

Mattress Fabrics	$23,248		23,652		(1.7	) %		19.0%		20.6%
Upholstery Fabrics	13,592		15,183		(10.5	) %		14.4%		16.6%
Subtotal	36,840		38,835		(5.1	) %		17.0%		18.8%

Restructuring related charges	-		(58)	(2)	(100.0	) %		0.0%		(0.0	) %

Gross Profit	$36,840		38,777		(5.0	) %		17.0%		18.8%

Selling, General and Administrative expenses by Segment								Percent of Sales

Mattress Fabrics	$7,875		8,178		(3.7	) %		6.4%		7.1%
Upholstery Fabrics	9,233		9,227		0.1%			9.8%		10.1%
Unallocated Corporate expenses	3,961		5,400		(26.6	) %		1.8%		2.6%
Subtotal	$21,069		22,805		(7.6	) %		9.7%		11.0%

Operating Income (loss) by Segment								Operating Income (Loss) Margin

Mattress Fabrics	$15,373		15,474		(0.7	) %		12.6%		13.5%
Upholstery Fabrics	4,359		5,956		(26.8	) %		4.6%		6.5%
Unallocated corporate expenses	(3,961)		(5,400)		(26.6	) %		(1.8	) %	(2.6	) %
Subtotal	15,771		16,030		(1.6	) %		7.3%		7.8%

Restructuring and related (charges) credit	(28)	(1)	312	(2)	N.M.		(3)	(0.0	) %	0.2%

Operating income	$15,743		16,342		(3.7	) %		7.3%		7.9%

Depreciation by Segment

Mattress Fabrics	$3,820		3,458		10.5%
Upholstery Fabrics	552		552		0.0%
Subtotal	$4,372		4,010		9.0%

Notes:

(1)
This $28 represents an impairment charge of $28 related to equipment associated with the upholstery fabrics segment that is classified as held for sale and a charge of $10 for lease termination and other exit costs, offset by a credit of $10 for sales proceeds received on equipment with no carrying value.

(2)	See restructuring and related charges (credits) section of the Management's Discussion and Analysis for detailed explanation of charges and credits.

(3)	N.M. - Not meaningful.

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

2011 compared with 2010

Segment Analysis

Mattress Fabrics Segment

Net Sales

Net sales were $122.4 million for fiscal 2011, an increase of 6.6% compared with $114.8 million for fiscal 2010. Also, we reported net sales of $35.2 million in the fourth quarter of fiscal 2011, an increase of 5.3% compared with $33.4 million in the fourth quarter of fiscal 2010. The $35.2 million reported in the fourth quarter of fiscal 2011 was the highest quarterly net sales in fiscal 2011. These results reflect favorable growth trends as a result of a stronger competitive position and small price increases we implemented in the fourth quarter of fiscal 2011 to partially offset increased raw material costs and customer pricing pressure. Mattress fabrics net sales are not expected to grow significantly in the near future due to the macro-economic trends related to a weak housing market, high unemployment, and a shortage of consumer credit, which tend to depress demand for bedding products.

Gross Profit and Operating Income

Gross profit was $23.2 million in fiscal 2011, or 19% of net sales, compared with $23.7 million, or 20.6% of net sales, in fiscal 2010. SG&A expenses for fiscal 2011 were $7.9 million compared with $8.2 million for fiscal 2010. Operating income was $15.3 million in fiscal 2011, a decrease of 0.7% compared with $15.5 million in fiscal 2010. Operating margins were 12.6% and 13.5% of net sales for fiscal 2011 and 2010, respectively.

Although net sales increased 6.6% in fiscal 2011 compared with fiscal 2010, gross profit and operating income decreased by 1.7% and 0.7%, respectively. This trend in profitability is primarily due to increased competitive pricing pressure and higher raw material costs that we began to experience in the second quarter of fiscal 2011. Although we are beginning to see some stabilization in raw material costs, these costs remain significantly higher than a year earlier. In response to these increased costs, we announced small customer price increases in the fourth quarter of fiscal 2011 and have taken steps to re-engineer products and yarns where possible without sacrificing quality, and enhance production efficiencies.

During fiscal 2011, we completed a multi-year expansion of our mattress fabrics business which included the expansion of internal production capacity for our knitted fabrics product line, our fastest growing product category, and the completion of an energy initiative in our Canadian operation that we expect to have an environmental benefit and reduce future operating costs. The total investment for this multi-year expansion was $53 million, which included $33 million in capital expenditures and $20 million spent for two successful acquisitions. As a result of these investments, we believe we are well positioned with a large and modern vertically integrated manufacturing platform in woven and knitted fabrics, the two major product categories of the mattress fabrics industry, which has allowed us to substantially improve our supply logistics from pattern inception to fabric delivery.

Segment Assets

Segment assets consist of accounts receivable, inventory, assets held for sale, non-compete agreements associated with certain acquisitions, goodwill, and property, plant and equipment.  As of May 1, 2011, accounts receivable and inventory totaled $25.5 million, compared to $22.3 million at May 2, 2010. This change reflects the net sales increase in the fourth quarter of fiscal 2011 noted above.

At May 1, 2011, and May 2, 2010, property, plant and equipment totaled $28.6 million and $26.7 million, respectively. The $28.6 million represents property, plant, and equipment located in the U.S. of $20.0 million and located in Canada of $8.6 million. The $26.7 million represents property, plant, and equipment located in the U.S. of $18.8 million and located in Canada of $7.9 million. The increase in this segment’s property, plant, and equipment balance at May 1, 2011 compared with May 2, 2010, is primarily due to fiscal 2011 capital spending of $5.7 million offset by depreciation expense of $3.8 million.

At May 1, 2011, and May 2, 2010, the carrying value of the segment’s goodwill was $11.5 million. At May 1, 2011, and May 2, 2010, the carrying value of our non-compete agreements were $480,000 and $843,000, respectively. The decrease in the carrying values of the non-compete agreements during fiscal 2011 primarily represents amortization expense. At May 1, 2011, and May 2, 2010, assets held for sale totaled $14,000 and $34,000, respectively.

Upholstery Fabrics Segment

Net Sales

Upholstery fabric net sales (which include both fabric and cut and sewn kits) were $94.4 million in fiscal 2011, compared with $91.6 million in fiscal 2010, an increase of 3.1%. Also, we reported net sales of $25.2 million in the fourth quarter of fiscal 2011, an increase of 5.7% compared with $23.8 million in the fourth quarter of fiscal 2010. The $25.2 million reported in the fourth quarter of fiscal 2011 was the highest quarterly net sales in fiscal 2011.This increase in net sales reflects favorable growth trends as a result of a stronger competitive position and price increases we implemented in the fourth quarter of fiscal 2011 that were used to partially offset increased raw material costs, and a significant increase in the provision for returns, allowances, and discounts in fiscal 2010 that did not recur in fiscal 2011. Although we experienced favorable sales growth in this segment during the past two years, we do not expect net sales to grow significantly in the near future due to unfavorable macro-economic trends such as a continuing weak housing market, high unemployment, and a shortage of consumer credit.

Our upholstery fabric net sales continue to be driven by our operations located in China, accounting for 86% and 84% of total upholstery fabric net sales in fiscal 2011 and 2010, respectively. Net sales of upholstery fabrics produced outside our U.S. manufacturing operations were $81.2 million in fiscal 2011, an increase of 5% from $77.3 million in fiscal 2010. Net sales of U.S.-produced upholstery fabrics were $13.2 million in fiscal 2011, a decrease of 8% from $14.3 million in fiscal 2010. These trends represent our continued shift toward production outside our U.S. manufacturing operations and are the result of our long-term strategy to build a wholly-owned and low-cost business located in China that is scalable, and not capital intensive. Our China-produced products have been traditionally sold to our U.S. customers. However, we are continuing to look for opportunities to expand our sales of China-produced products to both the local China market and other international customers.

European Sales and Marketing Initiatives

In the third quarter of fiscal 2011, we established a wholly-owned subsidiary in Poland, called Culp Europe. We plan for this operation to sell and distribute fabrics and manufacture and sell cut and sewn kits in Europe, using fabrics primarily sourced from our China platform and other direct suppliers. Our sales and marketing efforts in Europe also include a program for shipping containers of fabric and cut and sewn kits directly from our operations located in China to customers in Europe. This operation is still in its early stages, as sales activities commenced in the fourth quarter of fiscal 2011.

We previously announced in the third quarter of fiscal 2011 our plans to establish a joint venture in the United Kingdom to sell and distribute upholstery fabrics throughout the U.K. However, with the significant opportunities for our Culp Europe operation in Poland and the internal resources required to build that business, we have decided to pursue the U.K. market through a more traditional customer/supplier approach rather than a joint venture. While we are optimistic about the market opportunities in the U.K., our primary focus in Europe for fiscal 2012 will be on our sales and marketing efforts with our Culp Europe subsidiary.

Gross Profit and Operating Income

Gross profit was $13.6 million in fiscal 2011, or 14.4% of net sales, compared with $15.2 million, or 16.6% of net sales, in fiscal 2010. SG&A expenses were $9.2 million for both fiscal 2011 and 2010. Operating income was $4.4 million in fiscal 2011, a decrease of 27% compared with $6.0 million in fiscal 2010. Operating margins were 4.6% and 6.5% of net sales for fiscal 2011 and 2010, respectively.

Although net sales increased 3.1% in fiscal 2011 compared with fiscal 2010, gross profit and operating income decreased by 11% and 27%, respectively. This trend in profitability is primarily due to higher raw material costs which began to increase in the second quarter of fiscal 2011 and weaker operating performance of our one remaining U.S. facility as compared to the prior year.  Our one remaining U.S. facility experienced weaker performance in fiscal 2011 due to the higher raw material costs as mentioned above and a decrease in net sales of 8%. Although we are beginning to see some stabilization in raw material costs, these costs remain significantly higher than a year earlier. In response to these increased costs, the upholstery segment announced customer price increases in the fourth quarter of fiscal 2011 and also took steps to re-engineer products and yarns where possible without sacrificing quality, and enhance production efficiencies.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, and assets held for sale.

As of May 1, 2011, and May 2, 2010, accounts receivable and inventory totaled $23.5 million. At May 1, 2011, assets held for sale totaled $61,000 compared with $89,000 at May 2, 2010.

At May 1, 2011, property, plant, and equipment totaled $967,000 compared with $989,000 at May 2, 2010.  The $967,000 at May 1, 2011, represents property, plant, and equipment located in the U.S. of $727,000, located in China of $184,000, and located in Poland of $56,000. The $989,000 at May 2, 2010, represents property, plant, and equipment of $887,000 and $102,000 located in the U.S. and China, respectively.

Other Income Statement Categories

Selling, General and Administrative Expenses – SG&A expenses for the company as a whole were $21.1 million for fiscal 2011 compared with $22.8 million for fiscal 2010, a decrease of 8%. This decrease primarily pertains to (i) a decrease in stock-based compensation expense reflecting a decrease in stock-based awards and the company’s stock price, (ii) a decrease in incentive bonus accruals reflecting weaker financial results in relation to pre-established performance targets, and (iii) a decrease in bad debt expense reflecting management’s assessment of estimated credit exposures within its accounts receivable portfolio.

Interest Expense (Income) -- Interest expense was $881,000 for fiscal 2011compared with $1.3 million for fiscal 2010. This trend reflects lower outstanding balances on our long-term debt.

Interest income was $240,000 in fiscal 2011 compared with $116,000 for fiscal 2010.  Our increase in interest income is primarily due to higher cash and cash equivalent and short-term investment balances during fiscal 2011 compared with fiscal 2010, and a higher rate of return in fiscal 2011 on short-term investment purchases that did not commence until the third quarter of fiscal 2010.

Other Expense – Other expense was $40,000 for fiscal 2011 compared with $828,000 for fiscal 2010. This decrease reflects fluctuations in the foreign exchange rate for our subsidiaries domiciled in Canada and China and our ability to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in Canadian dollars during fiscal 2011. Although, we will try to maintain this natural hedge, there is no assurance that we will be able to continue to do so in future reporting periods.

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

Effective Income Tax Rate

We recorded an income tax benefit of $1.1 million, or 7.3% of income before income tax expense in fiscal 2011 compared with income tax expense of $1.1 million, or 7.9% of income before income tax expense, in fiscal 2010. The income tax benefit for fiscal 2011 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate was reduced by 42% or an income tax benefit of $6.4 million was recorded for the reduction in the valuation allowance recorded against our net deferred tax assets associated with our U.S. and China operations. This income tax benefit of $6.4 million represents a $2.8 million realization of U.S. loss carryforwards associated with fiscal 2011 pre-tax income from our U.S. operations, a $2.3 million adjustment pertaining to a change in judgment about the future realization of our U.S. net deferred tax assets, and a $1.3 million adjustment pertaining to a change in judgment about the future realization of our China net deferred tax assets.

●
The income tax rate was reduced by 7% for taxable income subject to lower statutory income rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●
The income tax rate was reduced by 2% for adjustments made to our Canadian deferred tax liabilities associated with our election to file our Canadian income tax returns in U.S. dollars commencing with our fiscal 2011 tax year. Our Canadian income tax returns were filed in Canadian dollars for fiscal years prior to fiscal 2011. This adjustment totaled $315,000 and represented a discrete event in which the full tax effects were recorded in the first quarter and the full year of fiscal 2011.

●	The income tax rate increased 9% for an increase in unrecognized tax benefits.

●	The income tax rate increased 0.7% for non-deductible stock-based compensation expense and other miscellaneous items.

Income tax expense for fiscal 2010 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate was reduced by 33% for the reduction in the valuation allowance recorded against substantially all of our net deferred tax assets associated with our U.S. and China operations. This reduction in our valuation allowance was primarily due to U.S. taxable income generated by the repatriation of undistributed earnings from our subsidiaries located in China and the resulting usage of U.S. net operating loss carryforwards. Also, this reduction pertains to the realization on and projected realization of deferred tax assets created from tax versus book depreciation associated with the company’s China operations.

●
The income tax rate was reduced by 12% for the tax effects of foreign exchange losses on U.S. denominated account balances in which income taxes are paid in Canadian dollars. In fiscal 2010 the Canadian foreign exchange rate in relation to the U.S. dollar was very volatile due to changes in oil prices and global economic conditions. In order to mitigate our exposure to the Canadian foreign exchange rate in relation to the U.S. dollar and its impact on our income tax provision, we elected to file our Canadian tax returns in U.S. dollars commencing with our fiscal 2011 tax year.

●
The income tax rate was reduced by 6% for taxable income subject to lower statutory income rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●
The income tax rate increased 12% for the recording of a deferred tax liability for estimated U.S. income taxes that were paid upon repatriation of undistributed earnings from the company’s subsidiaries located in China.

●	The income tax rate increased 10% for an increase in unrecognized tax benefits.

●	The income tax rate increased 2.9% for non-deductible stock-based compensation expense and other miscellaneous items.

Deferred Income Taxes

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on this assessment at May 1, 2011, we recorded a partial valuation allowance of $16.4 million against our net deferred tax assets associated with our U.S. operations. At May 1, 2011, no valuation allowance was recorded against our net deferred tax assets associated with our China operations.

United States

Our net deferred tax asset regarding our U.S. operations primarily pertains to incurring significant U.S. pre-tax losses in prior years, with U.S. loss carryforwards totaling $60.0 million at May 1, 2011. Due to the favorable results of our multi-year restructuring process in our upholstery fabric operations and key acquisitions and capital investments made for our mattress fabric segment, on a cumulative three-year basis ending May 1, 2011, our U.S. operations have earned a pre-tax income of $4.2 million. In addition, our U.S. operations reported a pre-tax income over the last 2 fiscal years (fiscal 2011 and 2010) totaling $8.2 million. We believe that fiscal years 2011 and 2010 are a more indicative measure of future pre-tax income as these fiscal years reflect operating performance after the cost savings of the profit-improvement and restructuring plans were realized and the full operational effects of the acquisitions associated with the company’s mattress fabric operations located in the U.S. Although our U.S. operations have reported pre-tax income on a cumulative three-year basis, the significant uncertainty in current and expected demand for furniture and mattresses, and the prevailing uncertainty in the overall economic climate, have made it very difficult to forecast medium and long-term financial results associated with our U.S. operations. Based on current economic conditions, we believe it is too uncertain to project pre-tax income associated with our U.S. operations after fiscal 2012. Based on this significant positive and negative evidence, we recorded a partial valuation allowance of $16.4 million against the net deferred tax assets associated with our U.S. operations that is expected to reverse beyond fiscal 2012, and we recognized an income tax benefit of $2.3 million in the fourth quarter of fiscal 2011 for the reduction in this valuation allowance for projected U.S. taxable income in fiscal 2012 that is expected to reduce our U.S. loss carryforwards.

China

Our net deferred tax asset regarding our China operations primarily pertains to the book versus tax basis difference associated with our China operation’s fixed assets. This book versus tax basis difference resulted from impairment losses and fixed asset write-downs associated with our September 2008 upholstery fabrics restructuring plan. In order for this net deferred tax asset to be realized, our China operations must have sufficient pre-tax income levels to utilize tax depreciation expense each of the next four fiscal years. During fiscal 2011, management assessed both positive and negative evidence and concluded that there was sufficient positive evidence that our net deferred tax assets regarding our China operations will more likely than not be realized. Due to the favorable results from our restructuring activities and profit improvement plan initiated in the second quarter of fiscal 2009, our China operations have been profitable, reporting pre-tax income of $7.9 million in fiscal 2011 and fiscal 2010. In addition, our China operations earned pre-tax income of $10.2 million over a cumulative three-year period ending May 1, 2011. As a result of the improvement of our China operations’ pre-tax income levels that have been demonstrated over a cumulative period of three years, there was sufficient positive evidence that our China operations can provide sufficient pre-tax income levels to utilize tax depreciation expense each of the next four fiscal years. Based on this significant positive evidence, we did not record a valuation allowance against our China net deferred tax assets at May 1, 2011. During fiscal 2011, we recognized an income tax benefit of $1.3 million to reduce the valuation allowance of $1.3 million recorded at May 2, 2010 (the beginning of fiscal 2011).

Income Taxes Paid

Income tax payments, net of income tax refunds, were $1.2 million in 2011, $1.3 million in 2010, and $69,000 in fiscal 2009.

See Notes 1 and 11 in the Notes to the Consolidated Financial Statements for further details.

2010 compared with 2009

Segment Analysis

Mattress Fabrics Segment

Net Sales

For fiscal 2010, the mattress fabrics segment reported net sales of $114.8 million compared with $115.4 million for fiscal 2009.  In contrast to the small year over year decline, mattress fabric net sales increased 26% in the fourth quarter of fiscal 2010 compared with the fourth quarter of fiscal 2009. This increase in the fourth quarter reflected significant improvement in consumer demand in the bedding industry in early calendar 2010 and the closure of a key competitor in late calendar 2009.

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

Our improved performance in our mattress fabric segment reflected the benefits of the ongoing investments we made to develop an efficient and scalable manufacturing platform. These investments included significant capital spending and the Bodet & Horst acquisition made in August 2008. Our improved operating performance in fiscal 2010 also reflected lower raw material prices obtained from our global sourcing strategy. However, as noted above we experienced significant increases in our raw material prices in fiscal 2011.

Selling, general, and administrative expenses were $8.2 million, in fiscal 2010 compared with $7.7 million in fiscal 2009.

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

At May 2, 2010, and May 3, 2009, this segment had assets held for sale with carrying values totaling $34,000 and $20,000, respectively. At May 2, 2010, and May 3, 2009, the carrying value of our non-compete agreements were $843,000 and $1.2 million, respectively. The decrease in the carrying values of our non-compete agreements during fiscal 2010 primarily represents amortization expense.

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
$11,400

The total consideration paid was $11.4 million, with $11,365,000 and $35,000 being paid in fiscal 2009 and 2008, respectively.

We recorded the non-compete agreement at its fair value based on various valuation techniques. This non-compete agreement will be amortized on a straight-line basis over the six-year life of the agreement. Property, plant, and equipment will be depreciated on a straight-line basis over useful lives ranging from five to fifteen years. Goodwill is deductible for income tax purposes over the statutory period of fifteen years.

The following unaudited pro forma consolidated results of operations for the year ending May 3, 2009 have been prepared as if the acquisition of Bodet & Horst had occurred at April 28, 2008.

Year ended
(dollars in thousands, except per share data)	May 3, 2009
Net Sales	$203,938

Loss from operations	(3,625)

Net loss	(38,388)

Net loss per share, basic	(3.03)

Net loss per share, diluted	(3.03)

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Upholstery Fabrics Segment

Net Sales

Upholstery fabric net sales (which include both fabric and cut and sewn kits) were $91.6 million in fiscal 2010, compared with $88.5 million in fiscal 2009, an increase of 3.4%. In addition, upholstery fabric net sales increased 13% in the fourth quarter of fiscal 2010 compared with the fourth quarter of fiscal 2009. As noted below, the increase in net sales reflected our focus in fiscal 2010 on product development, sales and marketing initiatives, delivery performance, and aggressively defending our copyrights. In addition, fiscal 2010 net sales were affected by the planned discontinuation of certain U.S. products as part of our profit improvement plan implemented in fiscal 2009, and a significant increase in the provision for returns, allowances, and discounts.

Net sales of upholstery fabrics produced outside our U.S. manufacturing operations were $77.3 million in fiscal 2010, an increase of 14% from $68.1 million in fiscal 2009. Net sales produced outside our U.S. manufacturing operations represented 84% of total upholstery fabric net sales in fiscal 2010 compared with 77% in fiscal 2009. Net sales of U.S. produced upholstery fabrics were $14.3 million in fiscal 2010, a decrease of 30% from $20.4 million in fiscal 2009. These trends represent our continued shift toward production outside our U.S. manufacturing operations and are the result of our long-term strategy to build a wholly-owned and low-cost business located in China that is scalable, and not capital intensive.

Gross Profit and Operating Income (Loss)

The upholstery fabrics segment reported gross profit of $15.2 million in fiscal 2010 compared with $7.3 million for fiscal 2009. This significant improvement in gross profit led to operating income of $6.0 million in fiscal 2010 compared with an operating loss of $1.5 million in fiscal 2009, representing a $7.5 million turnaround.

The substantial improvement in the upholstery fabric segment’s gross profit and operating income reflected the increase in net sales noted above and the incremental benefits of our restructuring activities and the profit improvement plan completed in fiscal 2009. This improvement also reflected our continued shift toward production outside our U.S. manufacturing operations and to build a wholly-owned and low-cost business located in China that is scalable, and not capital intensive. Due to our improved operating results, we were able to shift our focus in fiscal 2010 to product development, sales and marketing initiatives, and delivery performance. Lastly, in fiscal 2010 we began efforts to aggressively defend our design copyrights and have taken action to protect our creativity, and we believe these efforts are helping us retain and grow sales of certain upholstery fabrics.

Selling, general, and administrative expenses were $9.2 million in fiscal 2010 compared with $8.8 million in fiscal 2009.

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

At May 2, 2010 and May 3, 2009, this segment had assets held for sale with a carrying value of $89,000 and $1.2 million, respectively. Due to the favorable results from our profit improvement plan and restructuring activities initiated in the second quarter of fiscal 2009, management assessed the classification of upholstery fabric assets classified as held for sale during the second quarter of fiscal 2010. As a result of this assessment, upholstery fabric assets with a carrying value of $699,000 were reclassified from assets held for sale to held and used (included in property, plant, and equipment on the May 2, 2010 Consolidated Balance Sheet). This carrying value of $699,000 represents these assets’ carrying amount before being classified as held for sale (during the third quarter of fiscal 2009) adjusted for depreciation expense that would have been recognized had these assets been classified as held and used, which is lower than these assets’ fair value at the date they were reclassified to held and used (during the second quarter of fiscal 2010). Consequently we recorded a charge totaling $178,000 in the second quarter of fiscal 2010 to depreciation expense in the 2010 Consolidated Statement of Operations.

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

During fiscal 2009, we incurred impairment charges on property, plant, and equipment in connection with our restructuring activities. These impairment charges totaled $8.0 million and were recorded in restructuring expense in the 2009 Consolidated Statement of Operations. This $8.0 million impairment charge included $2.2 million for fixed assets that were abandoned in connection with the consolidation of certain plant facilities in China and $774,000 to reflect the $4.0 million selling price of the company’s corporate headquarters. Also, during the course of the company’s strategic review in the second quarter of fiscal 2009 of its upholstery fabrics business, we assessed the recoverability of the carrying value of our upholstery fabric fixed assets that were being held and used in operations. This strategic review resulted in impairment losses of $4.4 million and $543,000 for fixed assets located in China and the U.S., respectively. In addition, we incurred impairment losses totaling $115,000 for assets held for sale associated with our U.S upholstery fabric operations. These losses reflect the amounts by which the carrying values of these fixed assets exceeded their estimated fair values determined by their estimated future discounted cash flows and quoted market prices.

Other Income Statement Categories

Selling, General and Administrative Expenses – Selling, general, and administrative expenses (SG&A) for the company as a whole were $22.8 million, or 11% of net sales, for fiscal 2010 compared with $19.8 million, or 9.7% of net sales, for fiscal 2009, an increase of 15.5%.  This increase in SG&A expenses primarily pertained to an increase in stock-based compensation expense reflecting an increase in the company’s stock price and an increase in incentive compensation expense as a result of significantly improved financial performance.

Interest Expense (Income) -- Interest expense for fiscal 2010 decreased to $1.3 million from $2.4 million in fiscal 2009. This trend reflected lower outstanding balances on our long-term debt. Interest income for fiscal 2010 increased to $116,000 from $89,000 in fiscal 2009. This increase reflected our higher cash and short-term investment balances in fiscal 2010 compared with 2009.

Other Expense – Other expense for fiscal 2010 was $828,000 compared with $43,000 in fiscal 2009. This change primarily reflected fluctuations in foreign currency exchange rates for our subsidiary domiciled in Canada. As a result of our increased cash and short-term investment position in fiscal 2010, we tried to maintain a natural hedge by keeping an equal balance of our assets and liabilities denominated in Canadian dollars. As a result, other expenses decreased from $828,000 in fiscal 2010 to $40,000 in fiscal 2011.

Income Taxes

We recorded income tax expense of $1.1 million, or 7.9% of income before income tax expense, in fiscal 2010 compared to income tax expense of $32.0 million, or 464.3% of loss before income tax expense in fiscal 2009. Income tax expense for fiscal 2010 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate was reduced by 33% for the reduction in the valuation allowance recorded against substantially all of our net deferred tax assets associated with our U.S. and China operations. This reduction in our valuation allowance was primarily due to U.S. taxable income generated by the repatriation of undistributed earnings from our subsidiaries located in China and the resulting usage of U.S. net operating loss carryforwards. Also, this reduction pertained to the realization on and projected realization of deferred tax assets created from tax versus book depreciation associated with the company’s China operations.

●
The income tax rate was reduced by 12% for the tax effects of foreign exchange losses on U.S. denominated account balances in which income taxes are paid in Canadian dollars. In fiscal 2010, the Canadian foreign exchange rate in relation to the U.S. dollar was very volatile due to changes in oil prices and global economic conditions. In order to mitigate our exposure to the Canadian foreign exchange rate in relation to the U.S. dollar and its impact on our income tax provision, we elected to file our Canadian income tax returns in U.S. dollars commencing with our fiscal 2011 tax year.

●
The income tax rate was reduced by 6% for taxable income subject to lower statutory income rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●
The income tax rate increased 12% for the recording of a deferred tax liability for estimated U.S. income taxes that were paid upon repatriation of undistributed earnings from the company’s subsidiaries located in China.

●	The income tax rate increased 10% for an increase in unrecognized tax benefits.

●	The income tax rate increased 2.9% for non-deductible stock-based compensation expense and other miscellaneous items.

The income tax benefit for fiscal 2009 is different from the amount obtained by applying our statutory rate of 34% to loss before income taxes for the following reasons:

●	The income tax rate increased 395% for a $27.2 million non-cash charge for the establishment of a valuation allowance against substantially all of the company’s net deferred tax assets.

●	The income tax rate increased 50% for an increase in unrecognized tax benefits.

●
The income tax rate increased 26% for the tax effects of foreign exchange gains on U.S. denominated account balances in which income taxes are paid in Canadian dollars. In fiscal 2009, the Canadian foreign exchange rate in relation to the U.S. dollar was very volatile due to changes in oil prices and global economic conditions. In order to mitigate our exposure to the Canadian foreign exchange rate in relation to the U.S. dollar and its impact on our income tax provision, we elected to file our Canadian income tax returns in U.S. dollars commencing with our fiscal 2011 tax year.

●
The income tax rate increased 23% for the recording of a deferred tax liability for estimated U.S. income taxes that were paid upon repatriation of undistributed earnings from the company’s subsidiaries located in China.

●	The income tax rate increased 4.3% for non-deductible stock-based compensation expense and other miscellaneous items.

Handling Costs

The company records warehousing costs in selling, general and administrative expenses.  These costs were $2.4 million, $2.2 million, and $2.2 million in fiscal 2011, 2010, and 2009, respectively.  Warehousing costs include the operating expenses of the company’s various finished goods distribution centers, such as personnel costs, utilities, building rent and material handling equipment, and lease expense.  Had these costs been included in cost of sales, gross profit would have been $34.4 million or 15.9%, in fiscal 2011, $36.6 million, or 17.7%, in fiscal 2010, and $22.5 million, or 11.0%, in fiscal 2009.

Liquidity and Capital Resources

Liquidity

Our sources of liquidity include cash and cash equivalents, short-term investments, cash flow from operations, and amounts available under our unsecured revolving credit lines.  These sources have been adequate for day-to-day operations and capital expenditures. We believe our present cash and cash equivalents and short-term investment balance of $30.9 million, cash flow from operations, and current availability under our unsecured revolving credit lines will be sufficient to fund our business needs and fiscal 2012 contractual obligations (see below commitments table).

Despite the ongoing economic uncertainties, we have maintained a strong financial position and generated significant cash flow in fiscal 2011. Our cash and cash equivalents and short-term investments totaled $30.9 million at May 1, 2011, an increase of $9.6 million from $21.3 million at May 2, 2010, and an increase of $19.1 million from $11.8 million at May 3, 2009. This trend represents strong cash flow from operations of $14.8 million and $21.6 million in fiscal 2011 and 2010, respectively. Our cash flow from operations in fiscal 2011 and 2010 reflected net income which was partially offset by significant cash capital expenditures of $6.4 million and $7.4 million in fiscal 2011 and 2010, respectively. These capital expenditures primarily pertained to our investment in our mattress fabrics segment. In addition, we had long-term debt payments totaling $5.0 million, of which $4.8 million represented our last principal payment in March 2010 on our prior unsecured term notes. Lastly, we received cash proceeds from the issuance of common stock totaling $769,000 and $673,000 in fiscal 2011 and 2010, respectively.

Our cash and cash equivalents and short-term investment balance of $30.9 million exceeded our total debt (current maturities of long-term debt and long-term debt) of $11.5 million at the end of fiscal 2011 and represents 38% of shareholders’ equity. Our next major scheduled long-term debt principal payment of $2.2 million is due August 2011. As of May 1, 2011, our lines of credit totaling $12.7 million had no outstanding balances. All of our long-term debt and line of credit agreements are unsecured.

After several years of high levels of capital expenditures totaling $13.8 million the last two fiscal years, which primarily pertained to our mattress fabrics segment, we are expecting significantly lower capital spending in the foreseeable future. We are currently planning for capital expenditures of $4.0 million in fiscal 2012, which primarily pertain to our mattress fabrics segment.

Our shareholders’ equity was $80.3 million at May 1, 2011, an increase of 27% from $63.0 million at May 2, 2010, and an increase of 67% from $48.0 million at May 3, 2009.

As a result of our strong financial position, on June 16, 2011, our board of directors authorized the expenditure of up to $5.0 million for the repurchase of shares of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, and through plans established under the Securities Exchange Act Rule 10b5-1. The amount of shares purchased and the timing of such purchases will be based on working capital requirements, market and general business conditions and other factors including alternative investment opportunities.

Our cash and cash equivalents and short-term investment balance may be adversely affected by factors beyond our control, such as weakening industry demand and delays in receipt of payment on accounts receivable.

Working Capital

Accounts receivable at May 1, 2011, were $20.2 million compared with $19.8 million, at May 2, 2010. Days’ sales in receivables were 34 days and 35 days at the end of fiscal 2011 and 2010, respectively.

Inventories at May 1, 2011 were $28.7 million, an increase of 10.5%, compared with $26.0 million at May 2, 2010. This increase was mainly due to higher sales during the fourth quarter of fiscal 2011 compared with the fourth quarter of fiscal 2010. Inventory turns for fiscal 2011 were 6.6 versus 6.7 for fiscal 2010.

Accounts payable-trade as of May 1, 2011 were $24.9 million, an increase of 12%, compared with $22.3 million at May 2, 2010. This increase primarily reflects our increase in inventory noted above.

Operating working capital (comprised of accounts receivable and inventories, less accounts payable –trade and capital expenditures) was $23.9 million at May 1, 2011, compared with $23.0 million at May 2, 2010. Operating working capital turnover was 8.8 in fiscal 2011 compared to 9.0 in fiscal 2010.

Financing Arrangements

Unsecured Term Notes

In connection with the Bodet & Horst acquisition (Note 2), we entered into a note agreement dated August 11, 2008. This agreement provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The principal payments are payable over an average term of 4.3 years through August 11, 2015. The agreement contains customary financial and other covenants as defined in the agreement.

Government of Quebec Loan

We have an agreement with the Government of Quebec for a term loan that is non-interest bearing and is payable in 48 equal monthly installments (denominated in Canadian dollars) that commenced on December 1, 2009. The proceeds were used to partially finance capital expenditures at our Rayonese facility located in Quebec, Canada.

Revolving Credit Agreement –United States

We have an unsecured revolving credit agreement that currently provides for a loan commitment of $6.5 million, including letters of credit of up to $3.0 million. This agreement expires August 15, 2012 and provides for a pricing matrix to determine the interest rate payable on loans made under this agreement (applicable interest rate of 2.21% at May 1, 2011). As of May 1, 2011, there were $125,000 in outstanding letters of credit (all of which related to workers compensation). At May 1, 2011 and May 2, 2010, there were no borrowings outstanding under the agreement.

On August 13, 2010, we entered into the sixteenth amendment to this revolving credit agreement, which increased the annual capital expenditure limit from $4.0 million to $10.0 million in each of fiscal years 2011 and 2012.

Revolving Credit Agreement - China

We have an unsecured credit agreement for our Chinese operations that provides for a line of credit up to approximately $6.2 million and expires on September 2, 2011. This agreement bears interest at a rate determined by the Chinese government. There were no borrowings under this agreement as of May 1, 2011 and May 2, 2010.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants.  At May 1, 2011, the company was in compliance with these financial covenants.

The principal payment requirements for long-term debt during the next five fiscal years are: 2012 – $2.4 million; 2013 – $2.4 million; 2014 – $2.3 million; 2015 - $2.2 million; and 2016 – $2.2 million.

Commitments

The following table summarizes the company’s contractual payment obligations and commitments for each of the next five fiscal years (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Capital expenditures	$980	-	-	-	-	-	980
Accounts payable – capital expenditures	140	-	-	-	-	-	140
Operating leases	1,579	1,156	676	403	345	-	4,159
Interest expense (1)	754	578	402	226	49	-	2,009
Long-term debt – principal	2,412	2,412	2,323	2,200	2,200	-	11,547
Total (2)	$5,865	4,146	3,401	2,829	2,594	-	18,835

Note:  Payment Obligations by End of Each Fiscal Year

(1)	Interest expense includes interest incurred on long-term debt.

(2)
At May 1, 2011, the company had $11.7 million of total gross unrecognized tax benefits, of which $7.5 million and $4.2 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, competent authority proceedings, changes in regulatory tax laws, or interpretations of those tax laws, or expiration of statutes of limitation. As a result of these inherent uncertainties, the company cannot reasonably estimate the timing of payment of these amounts. Of the $11.7 million in total gross unrecognized tax benefits, $7.5 million would not be subject to cash payments due to the company’s U.S. federal and state net operating loss carryforwards.

Capital Expenditures

Capital expenditures on a cash basis were $6.4 million and $7.4 million for fiscal 2011 and 2010, respectively. These capital expenditures for fiscal 2011 and 2010 primarily pertain to our mattress fabrics segment. Depreciation expense was $4.4 million and $4.0 million for fiscal 2011 and 2010, respectively. Depreciation expense for fiscal 2011 and 2010 primarily pertained to our mattress fabrics segment.

After several years of high levels of capital expenditures totaling $13.8 million the last two fiscal years, we are expecting significantly lower capital spending in the foreseeable future. We are currently planning for capital expenditures of $4.0 million in fiscal 2012, which primarily pertain to our mattress fabrics segment.

For fiscal 2012, we currently expect depreciation expense to be approximately $5.0 million, which primarily relates to our mattress fabrics segment.

Accounts Payable – Capital Expenditures

At May 1, 2011, we had total amounts due regarding capital expenditures totaling $140,000, which pertain to outstanding vendor invoices, none of which are financed.

Inflation

Any significant increase in our raw material costs, utility/energy costs and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited our ability to pass significant operating increases on to customers. As discussed elsewhere in this report (see "Segment Analysis"), significant increases in raw material costs led to lower profit margins for both of our business segments during fiscal 2011.

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

Accounts Receivable - Allowance for Doubtful Accounts.  Substantially all of our accounts receivable are due from residential and commercial furniture and bedding manufacturers.  Ownership of these manufacturers is increasingly concentrated and certain bedding manufacturers have a high degree of leverage.  As of May 1, 2011, accounts receivable from furniture manufacturers totaled approximately $10.1 million, and accounts receivable from bedding manufacturers totaled approximately $10.1 million.  Additionally, as of May 1, 2011, the aggregate accounts receivable balance of the company’s ten largest customers was $9.7 million, or 48% of trade accounts receivable. One customer within the upholstery fabrics segment represented 13% of consolidated accounts receivable at May 1, 2011. No customers within the mattress fabrics segment represented more than 10% of consolidated accounts receivable at May 1, 2011.

We continuously perform credit evaluations of our customers, considering numerous inputs including customers’ financial position, past payment history, cash flows and management capability; historical loss experience; and economic conditions and prospects.  Once evaluated, each customer is assigned a credit grade.  Credit grades are adjusted as warranted.  Significant management judgment and estimates must be used in connection with establishing the reserve for allowance for doubtful accounts.  While management believes that adequate allowances for doubtful accounts have been provided in the consolidated financial statements, it is possible that we could experience additional unexpected credit losses.

The reserve balance for doubtful accounts was $776,000 and $1.3 million at May 1, 2011 and May 2, 2010, respectively.

Inventory Valuation.  We operate as a “make-to-order” and “make-to-stock” business.  Although management closely monitors demand in each product area to decide which patterns and styles to hold in inventory, the increasing availability of low cost imports and the gradual shifts in consumer preferences expose the company to markdowns of inventory.

Management continually examines inventory to determine if there are indicators that the carrying value exceeds its net realizable value.  Experience has shown that the most significant indicator of the need for inventory markdowns is the age of the inventory and the planned discontinuance of certain patterns.  As a result, the company provides inventory valuation markdowns based upon set percentages for inventory aging categories, generally using six, nine, twelve and fifteen month categories.  We also provide inventory valuation write-downs based on the planned discontinuance of certain products based on the current market values at that time as compared to their current carrying values. While management believes that adequate markdowns for excess and obsolete inventory have been made in the consolidated financial statements, significant unanticipated changes in demand or changes in consumer tastes and preferences could result in additional excess and obsolete inventory in the future.

The reserve for inventory markdowns was $1.8 million and $1.4 million at May 1, 2011 and May 2, 2010, respectively.

Goodwill.  Management assesses goodwill for impairment at the end of each fiscal year or between annual tests if an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying values. At the end of fiscal 2011, we tested for impairment of goodwill utilizing a two-step approach. In the first step, we estimated the fair market values of its reporting units (mattress fabrics and upholstery fabrics) using a combination of the income approach and market approach, subject to a comparison for reasonableness to our market capitalization at the date of valuation. We used a discount rate equal to our average cost of funds to discount the expected future cash flows. If the fair market value of a reporting unit exceeded its carrying amount, goodwill of the reporting unit was considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeded its implied fair value, the second step of the goodwill impairment test would be performed to measure the amount of the impairment loss, if any. In the second step the implied fair market value of the goodwill would be estimated as the fair market value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeded its implied fair market value, an impairment loss would be recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Based on the results of the fiscal 2011 impairment test, no impairment of goodwill was incurred and the second step of the impairment test was unnecessary.

The company’s goodwill at May 1, 2011, of $11.5 million relates to the mattress fabrics segment.

Although we believe we have based the impairment testing on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results.

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

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on this assessment at May 1, 2011, we recorded a partial valuation allowance of $16.4 million against our net deferred tax assets associated with our U.S. operations. At May 1, 2011, no valuation allowance was recorded against our net deferred tax assets associated with our China operations.

Our net deferred tax asset regarding our U.S. operations primarily pertains to incurring significant U.S. pre-tax losses in prior years, with U.S. loss carryforwards totaling $60.0 million at May 1, 2011. Due to the favorable results of our multi-year restructuring process in our upholstery fabric operations and key acquisitions and capital investments made for our mattress fabric segment, on a cumulative three-year basis ending May 1, 2011, our U.S. operations have earned a pre-tax income of $4.2 million. In addition, our U.S. operations reported a pre-tax income over the last 2 fiscal years (fiscal 2011 and 2010) totaling $8.2 million. We believe that fiscal years 2011 and 2010 are a more indicative measure of future pre-tax income as these fiscal years reflect operating performance after the cost savings of the profit-improvement and restructuring plans were realized and the full operational effects of the acquisitions associated with the company’s mattress fabric operations located in the U.S. Although our U.S. operations have reported pre-tax income on a cumulative three-year basis, the significant uncertainty in current and expected demand for furniture and mattresses, and the prevailing uncertainty in the overall economic climate, have made it very difficult to forecast medium and long-term financial results associated with our U.S. operations. Based on current economic conditions, we believe it is too uncertain to project pre-tax income associated with our U.S. operations after fiscal 2012. Based on this significant positive and negative evidence, we recorded a partial valuation allowance of $16.4 million against the net deferred tax assets associated with our U.S. operations that is expected to reverse beyond fiscal 2012 and we recognized an income tax benefit of $2.3 million in the fourth quarter of fiscal 2011 for the reduction in this valuation allowance for projected U.S. taxable income in fiscal 2012 that is expected to reduce our U.S. loss carryforwards.

Our net deferred tax asset regarding our China operations primarily pertains to the book versus tax basis difference associated with our China operation’s fixed assets. This book versus tax basis difference resulted from impairment losses and fixed asset write-downs associated with our September 2008 upholstery fabrics restructuring plan. In order for this net deferred tax asset to be realized, our China operations must have sufficient pre-tax income levels to utilize tax depreciation expense each of the next four fiscal years. During fiscal 2011, management assessed both positive and negative evidence and concluded that there was sufficient positive evidence that our net deferred tax assets regarding our China operations will more likely than not be realized. Due to the favorable results from our restructuring activities and profit improvement plan initiated in the second quarter of fiscal 2009, our China operations have been profitable, reporting pre-tax income of $7.9 million in fiscal 2011 and fiscal 2010. In addition, our China operations earned pre-tax income of $10.2 million over a cumulative three-year period ending May 1, 2011. As a result of the improvement of our China operations’ pre-tax income levels that have been demonstrated over a cumulative period of three years, there was sufficient positive evidence that our China operations can provide sufficient pre-tax income levels to utilize tax depreciation expense each of the next four fiscal years. Based on this significant positive evidence, we did not to record a valuation allowance against our China net deferred tax assets at May 1, 2011. During fiscal 2011 we recognized an income tax benefit of $1.3 million to reduce the valuation allowance of $1.3 million recorded at May 2, 2010 (the beginning of fiscal 2011).

In accordance with ASC Topic 740, we must recognize the tax impact from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax impact recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Penalties and interest related to uncertain tax positions are recorded as tax expense. Significant judgment is required in the identification of uncertain tax positions and in the estimation of penalties and interest on uncertain tax positions.

At May 1, 2011, we had $11.7 million of total gross unrecognized tax benefits, of which $7.5 million and $4.2 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets.

Adoption of New Accounting Pronouncements

Refer to Note 1 located in the notes to the consolidated statements for recently adopted accounting pronouncements for fiscal 2011.

Recently Issued Accounting Standards

Refer to Note 1 located in the notes to the consolidated statements for recently issued accounting pronouncements for fiscal 2012.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our revolving credit lines. At May 1, 2011, our U.S. revolving credit agreement provides for a pricing matrix to determine the interest rate payable on loans made under this agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. At May 1, 2011, there were no borrowings outstanding under these revolving credit lines.

We are not exposed to market risk from changes in interest rates on our long-term debt.  Our unsecured term notes have a fixed interest rate of 8.01% and the loan associated with the Government of Quebec is non-interest bearing.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in China, Canada, and Poland. On January 21, 2009, we entered into a Canadian dollar foreign exchange contract associated with our loan from the Government of Quebec. The agreement effectively converted the Canadian dollar principal debt payments at a fixed Canadian dollar foreign exchange rate versus the United States dollar of 1.218. During the first quarter of fiscal 2011, we elected to terminate this contract due to the favorable Canadian dollar foreign exchange rates in comparison to the fixed contractual rate noted above. Additionally, we try to maintain a natural hedge by keeping an equal balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of our imports purchased outside the United States are denominated in U.S. dollars. A 10% change in either exchange rate at May 1, 2011, would not have had a significant impact on our results of operations or financial position.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Culp, Inc.:

We have audited the accompanying consolidated balance sheets of Culp, Inc. (a North Carolina corporation) and Subsidiaries (the Company) as of May 1, 2011, and May 2, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended May 1, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Culp, Inc. and Subsidiaries as of May 1, 2011, and May 2, 2010, and the results of their operations and their cash flows for each of the three years in the period ended May 1, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 15, 2011 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Charlotte, North Carolina
July 15, 2011

CONSOLIDATED BALANCE SHEETS

May 1, 2011 and May 2, 2010 (dollars in thousands)	2011	2010
ASSETS
current assets:
cash and cash equivalents	$23,181	$18,295
short-term investments	7,699	3,023
accounts receivable, net	20,209	19,822
inventories	28,723	26,002
deferred income taxes	293	150
assets held for sale	75	123
income taxes receivable	79	728
other current assets	2,376	1,698
total current assets	82,635	69,841

property, plant and equipment, net	30,296	28,403
goodwill	11,462	11,462
deferred income taxes	3,606	324
other assets	2,052	2,568
total assets	$130,051	$112,598

LIABILITIES AND SHAREHOLDERS' EQUITY
current liabilities:
current maturities of long-term debt	$2,412	$196
accounts payable - trade	24,871	22,278
accounts payable - capital expenditures	140	567
accrued expenses	7,617	9,613
accrued restructuring costs	44	324
deferred income taxes	82	-
income taxes payable	646	224
total current liabilities	35,812	33,202

income taxes payable - long-term	4,167	3,876
deferred income taxes	596	982
long-term debt, less current maturities	9,135	11,491
total liabilities	49,710	49,551

commitments and contingencies (notes 7, 12, and 13)

shareholders' equity:
preferred stock, $.05 par value, authorized 10,000,000 shares	-	-
common stock, $.05 par value, authorized 40,000,000 shares,
issued and outstanding 13,264,458 at May 1, 2011 and
13,051,785 at May 2, 2010	663	652
capital contributed in excess of par value	50,681	49,459
accumulated earnings	28,997	12,833
accumulated other comprehensive income	-	103
total shareholders' equity	80,341	63,047
total liabilities and shareholders' equity	$130,051	$112,598

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended May 1, 2011, May 2, 2010 and May 3, 2009

(dollars in thousands, except per share data)	2011	2010	2009

net sales	$216,806	$206,416	$203,938
cost of sales	179,966	167,639	179,286
gross profit	36,840	38,777	24,652

selling, general and administrative expenses	21,069	22,805	19,751
restructuring expense (credit) (note 3)	28	(370)	9,471
income (loss) from operations	15,743	16,342	(4,570)
interest expense	881	1,314	2,359
interest income	(240)	(116)	(89)
other expense, net	40	828	43
income (loss) before income taxes	15,062	14,316	(6,883)
income tax (benefit) expense (note 11)	(1,102)	1,128	31,959
net income (loss)	$16,164	$13,188	$(38,842)

net income (loss) per share-basic	$1.25	$1.04	$(3.07)
net income (loss) per share-diluted	$1.22	$1.01	$(3.07)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(dollars in thousands, except common stock shares)			capital		accumulated
	common	common	contributed	accumulated	other	total
For the years ended May 1, 2011	stock	stock	in excess of	earnings	comprehensive	shareholders'
May 2, 2010 and May 3, 2009	shares	amount	par value	(deficit)	(loss) income	equity

balance, April 27, 2008	12,648,027	$632	$47,288	$38,487	$(48)	$86,359
net loss	-	-	-	(38,842)	-	(38,842)
stock-based compensation	-	-	425	-	-	425
gain on cash flow hedge, net of taxes	-	-	-	-	68	68
restricted stock granted	115,000	5	(5)	-	-	-
common stock issued in connection
with stock option plans	4,500	1	20	-	-	21
balance, May 3, 2009	12,767,527	638	47,728	(355)	20	48,031
net income	-	-	-	13,188	-	13,188
stock-based compensation	-	-	834	-	-	834
gain on cash flow hedge, net of taxes	-	-	-	-	83	83
restricted stock granted	80,000	4	(4)	-	-	-
common stock issued in connection
with performance based units	80,000	4	(4)	-	-	-
common stock surrendered for withholding
taxes payable and cost of option exercises	(20,658)	(1)	(190)	-	-	(191)
excess tax benefit related to stock options
exercised	-	-	429	-	-	429
common stock issued in connection
with stock option plans	144,916	7	666	-	-	673
balance, May 2, 2010	13,051,785	652	49,459	12,833	103	63,047
net income	-	-	-	16,164	-	16,164
stock-based compensation	-	-	360	-	-	360
loss on cash flow hedges, net of taxes	-	-	-	-	(103)	(103)
common stock issued in connection
with performance based units	40,000	2	(2)	-	-	-
common stock surrendered for withholding
taxes payable and cost of option exercises	(60,415)	(3)	(560)	-	-	(563)
excess tax benefit related to stock options
exercised	-	-	339	-	-	339
fully vested common stock award	3,114	-	-	-	-	-
common stock issued in connection
with stock option plans	229,974	12	1,085	-	-	1,097
balance, May 1, 2011	13,264,458	$663	$50,681	$28,997	$-	$80,341

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended May 1, 2011, May 2, 2010 and May 3, 2009
(dollars in thousands)	2011	2010	2009

cash flows from operating activities:
net income (loss)	$16,164	13,188	(38,842)
adjustments to reconcile net income (loss) to net cash
provided by operating activities:
depreciation	4,372	4,010	6,712
amortization of other assets	442	548	488
stock-based compensation	360	834	425
excess tax benefit related to stock options exercised	(339)	(429)	-
deferred income taxes	(3,390)	(148)	33,430
gain on sale of equipment	(22)	(65)	(32)
restructuring expenses, net of gain on sale of related assets	28	(170)	7,960
foreign currency exchange (gains) losses	(115)	688	(88)
changes in assets and liabilities, net of effects of acquisition of assets:
accounts receivable	(199)	(1,684)	8,924
inventories	(2,579)	(2,020)	12,850
other current assets	(621)	(418)	28
other assets	(3)	(67)	10
accounts payable-trade	2,110	5,157	(5,278)
accrued expenses	(2,286)	2,853	(1,667)
accrued restructuring	(280)	(529)	(579)
income taxes	1,179	(171)	(1,504)
net cash provided by operating activities	14,821	21,577	22,837

cash flows from investing activities:
capital expenditures	(6,352)	(7,431)	(1,970)
purchase of short-term investments	(6,713)	(3,023)	-
proceeds from the sale of short-term investments	2,037	-	-
net cash paid for acquistion of assets (note 2)	-	-	(11,365)
proceeds from the sale of buildings and equipment	79	583	4,607
net cash used in investing activities	(10,949)	(9,871)	(8,728)

cash flows from financing activities:
payments on vendor-financed capital expenditures	(377)	(985)	(1,236)
payments on a capital lease obligation	-	(626)	(754)
payments on long-term debt	(179)	(4,789)	(16,055)
proceeds from the issuance of long-term debt (note 12)	-	-	11,000
debt issuance costs	(27)	(15)	(133)
proceeds from common stock issued	769	673	21
excess tax benefit related to stock options exercised	339	429	-
net cash provided by (used in) financing activities	525	(5,313)	(7,157)

effect of exchange rate changes on cash and cash equivalents	489	105	(69)

increase in cash and cash equivalents	4,886	6,498	6,883

cash and cash equivalents at beginning of year	18,295	11,797	4,914

cash and cash equivalents at end of year	$23,181	18,295	11,797

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – Culp, Inc. manufactures and markets mattress fabrics and upholstery fabrics primarily for the furniture and bedding industries, with the majority of its revenues derived in North America. The company has mattress fabric operations located in Stokesdale, NC, High Point, NC, and Quebec, Canada. The company has upholstery fabric operations located in Shanghai, China, Poznan, Poland, Burlington, NC and Anderson, SC.

During the third quarter of fiscal 2011, we formed a new wholly-owned subsidiary in Poland, called Culp Europe. This operation will sell and distribute upholstery fabrics and make and sell cut and sewn kits in Europe, using fabrics sourced primarily from our operations located in China. Our sales and marketing efforts in Europe also include a program for shipping containers of fabric and cut and sewn kits directly from our operations located in China to customers in Europe. Sales activities in Culp Europe commenced during the fourth quarter of fiscal 2011.

Basis of Presentation – The consolidated financial statements of the company have been prepared in accordance with U.S. generally accepted accounting principles.

Principles of Consolidation – The consolidated financial statements include the accounts of the company and its subsidiaries, which are wholly-owned.  All significant intercompany balances and transactions have been eliminated in consolidation. The accounts of our subsidiaries located in Shanghai, China and Poznan, Poland are consolidated as of April 30, a calendar month end, which year end is required by the Chinese and Polish governments, respectively. No events occurred related to the difference between our fiscal year end on the Sunday closest to April 30 and our China and Polish subsidiaries year end of April 30 that materially affected the company’s financial position, results of operations, or cash flows for fiscal years 2011, 2010, and 2009.

Fiscal Year – Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30.  Fiscal 2011 and 2010 included 52 weeks and fiscal 2009 included 53 weeks.

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

Cash and Cash Equivalents – Cash and cash equivalents include demand deposit and money market accounts.  We consider all highly liquid instruments with original maturities of three months or less to be cash equivalents. Our Chinese subsidiaries had cash and cash equivalents of $12.9 million and $4.7 million at May 1, 2011 and May 2, 2010, respectively. Our Canadian subsidiary had cash and cash equivalents of $7.6 million and $6.6 million at May 1, 2011 and May 2, 2010, respectively.  Our Polish subsidiary had cash and cash equivalents of $111,000 at May 1, 2011. Our Polish subsidiary did not have cash and cash equivalents at May 2, 2010 as operations commenced during the third quarter of fiscal 2011. Throughout the year, we have cash balances regarding our U.S. operations in excess of federally insured amounts on deposit with a financial institution.

Short-Term Investments – Short-term investments include a short-term bond, certificates of deposit and savings accounts that have maturities of less than one year. We purchased a short-term bond fund in the fourth quarter of fiscal 2011 that is classified as available-for-sale. The unrealized gains or losses are included in other comprehensive income and were immaterial for fiscal 2011. Our short-term bond fund was recorded at its fair value of $1.0 million at May 1, 2011. The fair value of this investment approximates its cost basis.

Our Chinese subsidiaries had short-term investments of $3.5 million at May 1, 2011. At May 2, 2010, our Chinese subsidiaries did not have short-term investments. Our Canadian subsidiary had short-term investments of $2.1 million at May 1, 2011. At May 2, 2010, our Canadian subsidiary did not have short-term investments. Our U.S. operations held short-term investments of $2.1 million and $3.0 million at May 1, 2011 and May 2, 2010, respectively.

Accounts Receivable – Substantially all of our accounts receivable are due from manufacturers in the bedding and furniture industries.  We grant credit to customers, a substantial number of which are located in North America and generally do not require collateral.  We record an allowance for doubtful accounts that reflects estimates of probable credit losses. Management continuously performs credit evaluations of our customers, considering numerous inputs including financial position, past payment history, cash flows, management ability, historical loss experience and economic conditions and prospects.  We do not have any off-balance sheet credit exposure related to our customers.

Inventories – We account for inventories at the lower of first-in, first-out (FIFO) cost or market.  Management continually examines inventory to determine if there are indicators that the carrying value exceeds its net realizable value.  Experience has shown that the most significant indicators of the need for inventory markdowns are the age of the inventory and the planned discontinuance of certain patterns.  As a result, we provide inventory valuation write-downs based upon established percentages based on the age of the inventory that are continually evaluated as events and market conditions require. Our inventory aging categories are six, nine, twelve, and fifteen months. We also provide inventory valuation write-downs based on the planned discontinuance of certain products based on the current market values at that time as compared to their current carrying values.

Property, Plant and Equipment – Property, plant and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Major renewals and betterments are capitalized.  Maintenance, repairs and minor renewals are expensed as incurred.  When properties or equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts.  Amounts received on disposal less the book value of assets sold are charged or credited to income (loss) from operations.

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

Interest costs of $17,000, $34,000 and $42,000 for the construction of qualifying fixed assets were capitalized and are being amortized over the related assets’ estimated useful lives for the years ended 2011, 2010, and 2009, respectively.

Foreign Operations – Our future operations and earnings will be significantly impacted by the results of our operations in China, Poland, and Canada. There can be no assurance that we will be able to successfully conduct such operations, and a failure to do so could have a material adverse effect on our financial position, results of operations, and cash flows. Also, the success of our operations will be subject to numerous contingencies, some of which may be beyond management’s control. These contingencies include general and regional economic conditions, prices for the company’s products, competition, changes in regulation, and various additional political, economic, governmental, and other uncertainties. Among other risks, our operations will be subject to the risks of restrictions on transfer of funds, export duties, quotas and embargoes, domestic and international customs and tariffs, changing taxation policies, and foreign exchange fluctuations and restrictions.

Foreign Currency Adjustments – The United States dollar is the functional currency for the company’s Canadian, Chinese, and Polish subsidiaries. All foreign currency asset and liability accounts are remeasured into U.S. dollars at year-end exchange rates, except for property, plant, and equipment, and other long-term assets and liabilities which are recorded at historical exchange rates. Foreign currency revenues and expenses are remeasured at average exchange rates in effect during the year, except for certain expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses from remeasurement of foreign currency denominated monetary assets and liabilities are recorded in the other expense, net line item in the Consolidated Statements of Operations in the period in which they occur.

Our Canadian subsidiary had a foreign currency exchange loss of $24,000 for fiscal 2011, a foreign exchange loss of $542,000 for fiscal 2010, and a foreign currency exchange gain of $151,000 for fiscal 2009. Our Chinese subsidiaries had a foreign exchange gain of $222,000 for fiscal 2011, a foreign currency exchange loss of $23,000 for fiscal 2010, and a foreign currency exchange gain of $42,000 for fiscal 2009. Our Polish subsidiary had a foreign exchange gain of $26,000 for fiscal 2011. Our Polish subsidiary did not report a foreign exchange gain or loss in fiscal 2010 and fiscal 2009, as operations commenced in the third quarter of fiscal 2011.

Goodwill – Management assesses goodwill for impairment at the end of each fiscal year or between annual tests if an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying values. At the end of fiscal 2011, we tested for impairment of goodwill utilizing a two-step approach. In the first step, we estimated the fair market values of our reporting units (mattress fabrics and upholstery fabrics) using a combination of the income approach and market approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. We used a discount rate equal to its average cost of funds to discount the expected future cash flows. If the fair market value of a reporting unit exceeded its carrying amount, goodwill of the reporting unit was considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeded its implied fair value, the second step of the goodwill impairment test would be performed to measure the amount of the impairment loss, if any. In the second step the implied fair market value of the goodwill would be estimated as the fair market value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeded its implied fair market value, an impairment loss would be recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Based on the results of the fiscal 2011 impairment test, no impairment of goodwill was incurred and the second step of the impairment test was unnecessary.

Our goodwill at May 1, 2011, of $11.5 million relates to the mattress fabrics segment.

Income Taxes – Income taxes are accounted for under the asset and liability method.  Deferred income taxes are recognized for temporary differences between the financial statement carrying amounts and the tax bases of our assets and liabilities and operating loss and tax credit carryforwards at income tax rates expected to be in effect when such amounts are realized or settled.  The effect on deferred income taxes of a change in tax rates is recognized in income (loss) in the period that includes the enactment date.

We have not recorded deferred income taxes applicable to undistributed earnings of our subsidiary located in Canada.  Generally, such earnings become subject to U.S. income tax upon the remittance of dividends from undistributed earnings of a company’s foreign subsidiaries. It is the present intention of management to reinvest the undistributed earnings of our subsidiary located in Canada indefinitely. At May 1, 2011, our subsidiary located in Canada had undistributed earnings totaling $41.1 million. If these undistributed earnings were not indefinitely reinvested, an additional deferred tax liability of approximately $15.1 million would have been required at May 1, 2011, prior to consideration of the related valuation allowance.

At May 1, 2011, our subsidiaries located in China had undistributed earnings totaling $10.9 million. It is the present intention of management to reinvest these undistributed earnings and, therefore a deferred tax liability has not been recorded. If these undistributed earnings were not indefinitely reinvested, an additional deferred tax liability of approximately $4.0 million would have been required at May 1, 2011, prior to consideration of the related valuation allowance.

In the fourth quarter of fiscal 2009, management assessed the company’s future cash requirements, and repatriated undistributed earnings from our China subsidiaries totaling $9.1 million. Of this $9.1 million, our U.S. operations received cash proceeds of $8.4 million and $650,000 in fiscal 2010 and the fourth quarter of fiscal 2009, respectively. The $9.1 million of earnings was repatriated due to the fact that they were not subject to withholding taxes as authorized by the Chinese government. Management does not intend to repatriate any earnings that would be subject to withholding taxes.

Revenue Recognition – Revenue is recognized upon shipment, when title and risk of loss pass to the customer. Provision is currently made for estimated product returns, claims and allowances.  Management considers historical claims and return experience, among other things, when establishing the allowance for returns and allowances.

Shipping and Handling Costs – Revenue received for shipping and handling costs, which is immaterial for all periods presented, is included in net sales.  Shipping costs, principally freight, that comprise payments to third-party shippers are classified as cost of sales.  Handling costs represent finished goods warehousing costs incurred to store, move, and prepare products for shipment in the company’s various distribution facilities. Handling costs were $2.4 million, $2.2 million and $2.2 million in fiscal 2011, 2010, and 2009, respectively, and are included in selling, general and administrative expenses.

Sales and Other Taxes – Sales and other taxes collected from customers and remitted to governmental authorities are presented on a net basis and, as such, are excluded from revenues.

Stock-Based Compensation – Our equity incentive plans are described more fully in Note 14. ASC 718, “Compensation – Stock Compensation” (formerly known as SFAS No. 123(R)), requires that all stock-based compensation be recognized as compensation expense in the financial statements and that such cost be measured at the grant date for awards issued to employees and the company’s board of directors. Equity awards issued to non-employees are measured at the earlier date of when the performance criteria are met or the end of each reporting period. Compensation expense for unvested stock options and time vested restricted stock awards are amortized on a straight-line basis over the remaining vesting periods. Compensation expense for performance based restricted stock units were recorded based on assessment each reporting period of the probability if certain performance goals will be met during the contingent vesting period. If performance goals were not probable of occurrence, no compensation expense will be recognized and any previously recognized compensation cost would be reversed. Excess tax benefits related to our equity incentive plans are reflected as financing cash inflows on the Statement of Cash Flows. We have elected to record the additional excess tax benefits associated with our equity incentive awards as a reduction in current income tax payable prior to utilizing any net operating loss carryforwards.

Fair Value of Financial Instruments – The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. These financial instruments include our long-term debt, a short-term bond fund, and a Canadian dollar foreign exchange contract. The fair value measurement of these financial instruments are described more fully in Note 15.

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

ASC Topic 220

In June of 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, "Comprehensive Income", to revise accounting guidance related to the presentation of comprehensive income in an entity's financial statements. The guidance allows an entity the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with a total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity or notes to the financial statements. This revised guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As a result, this guidance will be effective for our first quarter of fiscal 2013. This guidance will change how we present comprehensive income in our audited financial statements as we currently present other comprehensive income as part of our notes to the financial statements (see Note 21).

2.	ASSET ACQUISITIONS

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
$11,400

Of the total consideration paid of $11.4 million, $11,365,000 and $35,000 were paid in fiscal 2009 and 2008, respectively.

We recorded the non-compete agreement at its fair value based on various valuation techniques. This non-compete agreement will be amortized on a straight-line basis over the six-year life of the agreement. Property, plant, and equipment will be depreciated on a straight-line basis over useful lives ranging from five to fifteen years. Goodwill is deductible for income tax purposes over the statutory period of fifteen years.

The following unaudited pro forma consolidated results of operations for the year ending May 3, 2009 have been prepared as if the acquisition of Bodet & Horst had occurred at April 28, 2008.

Year ended
(dollars in thousands, except per share data)	May 3, 2009
Net Sales	$203,938

Loss from operations	(3,625)

Net loss	(38,388)

Net loss per share, basic	(3.03)

Net loss per share, diluted	(3.03)

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

3.	RESTRUCTURING AND ASSET IMPAIRMENTS

A summary of accrued restructuring costs follows:

(dollars in thousands)	May 1, 2011	May 2, 2010

September 2008 Upholstery Fabrics	$-	$-
December 2006 Upholstery Fabrics	44	86
Fiscal 2003 Culp Decorative Fabrics	-	238
Other Upholstery Fabrics	-	-
	$44	$324

September 2008 Upholstery Fabrics

On September 3, 2008, our board of directors approved changes to the upholstery fabric operations, including the consolidation of plant facilities in China and the reduction of excess manufacturing capacity. These actions were in response to extremely challenging industry conditions for upholstery fabrics.  This restructuring plan was completed in fiscal 2010.

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

December 2006 Upholstery Fabrics

On December 12, 2006, our board of directors approved a restructuring plan within the upholstery fabrics segment to consolidate our U.S. upholstery fabrics manufacturing facilities and outsource our specialty yarn production. This process involved closing our weaving plant located in Graham, NC, and closing the yarn plant located in Lincolnton, NC. We transferred certain production from the Graham, NC plant facility to our Anderson, SC and Shanghai, China, plant facilities as well as a small portion to contract weavers.  As of May 1, 2011, this restructuring plan was substantially complete.

During fiscal 2011, we recorded a restructuring credit of $39,000. This $39,000 represents a credit of $43,000 for lease termination and other exit costs, a credit of $14,000 for employee termination benefits, a credit of $10,000 for sales proceeds received on equipment with no carrying value, offset by an impairment charge of $28,000 related to equipment that is classified as held for sale. This $39,000 was recorded in restructuring expense in the 2011 Consolidated Statement of Operations.

During fiscal 2010, we recorded a restructuring credit of $389,000. This $389,000 represents a credit of $186,000 for employee termination benefits, a credit of $170,000 for sales proceeds received with no carrying value, a credit of $50,000 for inventory markdowns, offset by a charge of $13,000 for lease termination and other exit costs, and a charge of $4,000 for other operating costs associated with closed plant facilities. Of this $389,000 restructuring credit, a credit of $343,000 was recorded in restructuring credit and a credit of $46,000 was recorded in cost of sales in the 2010 Consolidated Statement of Operations.

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

The following summarizes the activity in the restructuring accrual (dollars in thousands):

	Employee Termination Benefits	Lease Termination and Other Exit Costs	Total
balance, April 27, 2008	$679	311	990
adjustments in fiscal 2009	798	271	1,069
paid in fiscal 2009	(1,088)	(477)	(1,565)
balance, May 3, 2009	$389	105	494
adjustments in fiscal 2010	(186)	13	(173)
paid in fiscal 2010	(190)	(45)	(235)
balance, May 2, 2010	$13	73	86
adjustments in fiscal 2011	(14)	(43)	(57)
paid in fiscal 2011	1	14	15
balance, May 1, 2011	$-	44	44

Fiscal 2003 Culp Decorative Fabrics Restructuring

In August 2002, our board of directors approved a restructuring plan in the upholstery fabrics segment aimed at lowering manufacturing costs, simplifying the dobby fabric upholstery line, increasing asset utilization and enhancing the division’s manufacturing competitiveness.  The restructuring plan involved closing a facility in Chattanooga, TN and integrating these functions into other plants, and a significant reduction in the number of stock keeping units, or SKUs, offered in the dobby product line. This restructuring plan was completed in fiscal 2011.

During fiscal 2011, total restructuring charges were $67,000 and related to lease termination and other exit costs regarding our closed plant facility located in Chattanooga, TN. This $67,000 charge was recorded in restructuring expense in the 2011 Consolidated Statement of Operations.

During fiscal 2010, total restructuring charges were $74,000 and related to lease termination and other exit costs regarding our closed plant facility located in Chattanooga, TN. This $74,000 charge was recorded in restructuring credit in the 2010 Consolidated Statement of Operations.

During fiscal 2009, total restructuring charges were $14,000 and related to lease termination and other exit costs regarding our closed plant facility located in Chattanooga, TN. This $14,000 charge was recorded in restructuring expense in the 2009 Consolidated Statement of Operations.

The following summarizes the activity in the restructuring accrual (dollars in thousands):

	Employee Termination Benefits	Lease Termination and Other Exit Costs	Total
balance, April 27, 2008	$-	235	235
adjustments in fiscal 2009	-	14	14
paid in fiscal 2009	-	(14)	(14)
balance, May 3, 2009	$-	235	235
adjustments in fiscal 2010	-	74	74
paid in fiscal 2010	-	(71)	(71)
balance, May 2, 2010	$-	238	238
adjustments in fiscal 2011	-	67	67
paid in fiscal 2011	-	(305)	(305)
balance, May 1, 2011	$-	-	-

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

Long-Lived Asset Impairments - Upholstery Fabrics

During fiscal 2011, we incurred an impairment charge of $28,000 related to equipment that is classified as held for sale (see note 4).

During fiscal 2010, we did not incur any impairment charges regarding our upholstery fabric property, plant, and equipment.

During fiscal 2009, we incurred impairment charges on property, plant, and equipment in connection with our restructuring activities. These impairment charges totaled $8.0 million and were recorded in restructuring expense in the 2009 Consolidated Statement of Operations. This $8.0 million impairment charge includes $2.2 million for fixed assets that were abandoned in connection with the consolidation of certain plant facilities in China and $774,000 to reflect the sale of the company’s corporate headquarters for $4.0 million. Also, during the course of our strategic review in the second quarter of fiscal 2009 of our upholstery fabrics business, we assessed the recoverability of the carrying value of our upholstery fabric fixed assets that are being held and used in operations. This strategic review resulted in impairment losses of $4.4 million and $543,000 for fixed assets located in China and the U.S., respectively. In addition, we incurred impairment losses totaling $115,000 for assets held for sale associated with our U.S. upholstery fabric operations. These losses reflect the amounts by which the carrying values of these fixed assets exceeded their estimated fair values determined by their estimated future discounted cash flows and quoted market prices.

4.	ASSETS HELD FOR SALE AND RELATED IMPAIRMENTS

A summary of assets held for sale follows:

(dollars in thousands)	May 1, 2011	May 2, 2010
U.S. upholstery fabrics	$61	$89
Mattress fabrics	14	34
	$75	$123

The carrying value of these assets held for sale are presented separately in the May 1, 2011 and May 2, 2010 consolidated balance sheets and are no longer being depreciated.

U.S. Upholstery Fabrics

During the fourth quarter of fiscal 2011, we determined that the carrying value of this equipment exceeded its fair value (based on quoted market prices form a used equipment dealer). Consequently, we recorded an impairment loss of $28,000 in restructuring expense in the 2011 Consolidated Statement of Operations. The remaining carrying value amount of $61,000 is expected to be sold in fiscal 2012.

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

Mattress Fabrics

During fiscal 2011, we determined that the carrying value of this equipment exceeded its fair value (based on quoted market prices). Consequently, we recorded an impairment loss of $10,000 in cost of sales in the 2011 Consolidated Statement of Operations. During fiscal 2011, we received proceeds of $10,000 associated with sale of equipment classified as held for sale. The remaining carrying value amount of $14,000 is expected to be sold in fiscal 2012.

During the fourth quarter of fiscal 2010, equipment with a carrying value of $59,000 was classified as held for sale. We determined that the carrying value of this equipment exceeded its fair value (based on quoted market prices). Consequently, we recorded an impairment loss of $25,000 in cost of sales in the 2010 Consolidated Statement of Operations.

5.	ACCOUNTS RECEIVABLE

A summary of accounts receivable follows:

	May 1,	May 2,
(dollars in thousands)	2011	2010
customers	$21,562	21,678
allowance for doubtful accounts	(776)	(1,322)
reserve for returns and allowances and discounts	(577)	(534)
	$20,209	19,822

A summary of the activity in the allowance for doubtful accounts follows:

(dollars in thousands)	2011	2010	2009
beginning balance	$(1,322)	(1,535)	(1,350)
provision for bad debts	273	(292)	(538)
write-offs, net of recoveries	273	505	353
ending balance	$(776)	(1,322)	(1,535)

A summary of the activity in the allowance for returns and allowances and discounts follows:

(dollars in thousands)	2011	2010	2009
beginning balance	$(534)	(442)	(407)
provision for returns and allowances	(2,236)	(2,987)	(1,999)
and discounts
credits issued	2,193	2,895	1,964
ending balance	$(577)	(534)	(442)

6.	INVENTORIES

A summary of inventories follows:

	May 1,	May 2,
(dollars in thousands)	2011	2010
raw materials	$6,130	5,639
work-in-process	2,421	2,160
finished goods	20,172	18,203
	$28,723	26,002

7.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

	depreciable lives	May 1,	May 2,
(dollars in thousands)	(in years)	2011	2010
land and improvements	10	$741	741
buildings and improvements	7-40	11,966	10,727
leasehold improvements	**	451	42
machinery and equipment	3-12	48,031	44,576
office furniture and equipment	3-10	5,393	5,007
capital projects in progress		786	2,885
		67,368	63,978
accumulated depreciation and amortization		(37,072)	(35,575)
		$30,296	28,403

** Shorter of life of lease or useful life.

At May 1, 2011, we had total amounts due regarding capital expenditures totaling $140,000, which pertain to outstanding vendor invoices, none of which are financed. The total outstanding amount of $140,000 is required to be paid in full in fiscal 2012.

At May 2, 2010, we had total amounts due regarding capital expenditures totaling $567,000 of which $377,000 was vendor-financed and $190,000 pertained to outstanding vendor invoices that were not financed. The total amount due of $567,000 was paid in full in fiscal 2011.

We did not finance any of our capital expenditures in fiscal 2011 and 2010.

We financed a $2.4 million equipment purchase with a capital lease obligation totaling $1.4 million in fiscal 2009. This capital lease was paid in full in fiscal 2010. The $1.4 million in equipment under capital leases is reflected in property, plant, and equipment in the accompanying consolidated balance sheets as of May 1, 2011 and May 2, 2010, respectively. Depreciation expense on the carrying value of $2.4 million associated with this capital lease obligation was $208,000 in each of fiscal 2011 and 2010, and $139,000 in fiscal 2009. The equipment under this capital lease obligation was placed into service in the second quarter of fiscal 2009.

8.	GOODWILL

A summary of the change in the carrying amount of goodwill follows:

(dollars in thousands)	2011	2010	2009
beginning balance	$11,462	11,593	4,114
Bodet & Horst acquisition (Note 2)	-	(131)	7,479
ending balance	$11,462	11,462	11,593

The goodwill balance relates to the mattress fabrics segment.

9.	OTHER ASSETS

A summary of other assets follows:

	May 1,	May 2,
(dollars in thousands)	2011	2010
cash surrender value – life insurance	$1,323	1,312
non-compete agreements, net	480	843
other	249	413
	$2,052	2,568

We recorded non-compete agreements in connection with the company’s asset purchase agreements with International Textile Group, Inc. (ITG) and Bodet & Horst at their fair values based on valuation techniques. These non-compete agreements pertain to our mattress fabrics segment. The non-compete agreement associated with ITG was amortized on a straight line basis over the four year life of the agreement that expired at the end of the third quarter of fiscal 2011. The non-compete agreement associated with Bodet & Horst is amortized on a straight-line basis over the six year life of the agreement and requires quarterly payments of $12,500 over the life of the agreement. As of May 1, 2011, the total remaining non-compete payments were $162,500.

At May 1, 2011 and May 2, 2010, the gross carrying amount of these non-compete agreements were $1.0 million and $2.1 million, respectively. At May 1, 2011 and May 2, 2010, accumulated amortization for these non-compete agreements was $544,000 and $1.3 million, respectively. Amortization expense for these non-compete agreements was $413,000, $501,000 and $419,000 in fiscal 2011, 2010 and 2009, respectively. The remaining amortization expense (which includes the total remaining Bodet & Horst non-compete payments of $162,500) for the next four fiscal years follows: FY 2012 - $198,000; FY 2013 – $198,000; FY 2014 – $198,000; and FY 2015 - $49,000. The weighted average amortization period for these non-compete agreements is 3.3 years as of May 1, 2011.

At May 1, 2011, and May 2, 2010, we had four life insurance contracts with death benefits to the respective insured totaling $12.9 million. Our cash surrender value – life insurance balances of $1.3 million at May 1, 2011, and May 2, 2010, respectively, are collectible upon death of the respective insured.

10.	ACCRUED EXPENSES

A summary of accrued expenses follows:

	May 1,	May 2,
(dollars in thousands)	2011	2010
compensation, commissions and related benefits	$6,032	7,460
interest	184	187
other	1,401	1,966
	$7,617	9,613

11.	INCOME TAXES

Income Tax Expense and Effective Income Tax Rate

Total income tax (benefit) expense was allocated as follows:
(dollars in thousands)	2011	2010	2009
income (loss) from operations	$(1,102)	1,128	31,959
shareholders’ equity, related to
the tax benefit arising from the
exercise of stock options	(339)	(429)	-
shareholders’ equity, related to tax effect
of cash flow hedges	-	-	27
	$(1,441)	699	31,986

Income tax expense (benefit) attributable to income (loss) from operations consists of:

(dollars in thousands)	2011	2010	2009
current
federal	$(79)	(83)	83
state	-	-	-
foreign (1)	2,367	1,359	(1,554)
	2,288	1,276	(1,471)
deferred
federal	1,805	1,625	1,581
state	142	129	113
U.S. operating loss carryforwards	1,241	2,722	1,517
foreign (1)	89	138	3,040
USD election for Canadian returns	(315)	-	-
valuation allowance	(6,352)	(4,762)	27,179
	(3,390)	(148)	33,430
	$(1,102)	1,128	31,959

(1)	Foreign current income tax expense includes a U.S. income tax expense on income tax reserves pertaining to foreign sources of taxable income of $5.0 million in fiscal 2009. Foreign deferred income tax expense includes U.S. income tax expense on income tax reserves pertaining to foreign sources of taxable income of $1.3 million in each of fiscal 2011 and 2010 and $5.0 million in 2009.

Income (loss) before income taxes related to the company’s foreign operations for the years ended May 1, 2011, May 2, 2010, and May 3, 2009 was $9.9 million, $11.3 million, and $(10.9) million, respectively. Income before income taxes related to the company’s domestic operations for the years ended May 1, 2011, May 2, 2010, and May 3, 2009 was $5.2 million, $3.0 million, and $4.1 million, respectively.

The following schedule summarizes the principal differences between the income tax expense (benefit) at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2011	2010	2009
federal income tax rate	34.0%	34%	(34.0)%
foreign tax rate differential	(6.5)	(6.4)	2.2
increase in tax reserves	8.8	9.7	50.0
tax effects of Canadian fx gain (loss)	-	(11.6)	25.7
undistributed earnings from foreign subsidiaries	-	12.3	22.8
non-deductible stock option expense	1.0	0.9	3.0
USD election for Canadian returns	(2.1)	-	-
change in valuation allowance	(42.2)	(33.3)	394.8
other	(0.3)	2.3	(0.2)
	(7.3)%	7.9%	464.3%

Deferred Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:

(dollars in thousands)	2011	2010
deferred tax assets:
accounts receivable	$425	623
inventories	1,753	1,525
compensation	1,594	980
liabilities and other	509	531
alternative minimum tax credit	1,241	1,320
property, plant and equipment (1)	1,262	1,522
loss carryforwards – U.S.	23,303	24,511
loss carryforwards – foreign	28	10
unrecognized tax benefits – U.S.	(7,572)	(6,259)
valuation allowances	(16,438)	(22,553)
total deferred tax assets	6,105	2,210
deferred tax liabilities:
property, plant and equipment (2)	(2,225)	(2,280)
other	(659)	(438)
total deferred tax liabilities	(2,884)	(2,718)
Net deferred tax asset (liability)	$3,221	(508)

(1)	Pertains to the company’s operations located in China.

(2)	Pertains to the company’s operations located in the U.S. and Canada.

Federal and state net operating loss carryforwards were $60.0 million with related future tax benefits of $23.3 million at May 1, 2011. These carryforwards principally expire in 14-17 years, fiscal 2025 through fiscal 2028.  The company also has an alternative minimum tax credit carryforward of approximately $1.2 million for federal income tax purposes that does not expire.

At May 1, 2011, the current deferred tax asset of $293,000 pertains to our operations located in China. At May 1, 2011, the current deferred tax liability of $82,000 pertains to our operations located in Canada. At May 1, 2011, the non-current deferred tax asset of $3.6 million represents $2.3 million and $1.3 million from our operations located in the U.S. and China, respectively.  At May 1, 2011, the non-current deferred tax liability of $596,000 pertains to our operations located in Canada.

At May 2, 2010, the current deferred tax asset of $150,000 represents $84,000 and $66,000 from our operations located in Canada and China, respectively. At May 2, 2010, the non-current deferred tax asset of $324,000 pertains to our operations located in China. At May 2, 2010, the non-current deferred tax liability of $982,000 pertains to our operations located in Canada.

Deferred Income Taxes – Valuation Allowance

Summary

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on this assessment at May 1, 2011, we recorded a partial valuation allowance of $16.4 million against our net deferred tax assets associated with our U.S. operations. At May 1, 2011, no valuation allowance was recorded against our net deferred tax assets associated with our China operations.

United States

Our net deferred tax asset regarding our U.S. operations primarily pertains to incurring significant U.S. pre-tax losses over the last several years, with U.S. loss carryforwards totaling $60.0 million at May 1, 2011. Due to the favorable results of our multi-year restructuring process in our upholstery fabric operations and key acquisitions and capital investments made for our mattress fabric segment, on a cumulative three-year basis ending May 1, 2011, our U.S. operations have earned a pre-tax income of $4.2 million. In addition, our U.S. operations reported a pre-tax income over the last 2 fiscal years (fiscal 2011 and 2010) totaling $8.2 million. We believe that fiscal years 2011 and 2010 are a more indicative measure of future pre-tax income as these fiscal years reflect operating performance after the cost savings of the profit-improvement and restructuring plans were realized and the full operational effects of the acquisitions associated with the company’s mattress fabric operations located in the U.S. Although our U.S. operations have reported pre-tax income on a cumulative three-year basis, the significant uncertainty in current and expected demand for furniture and mattresses, and the prevailing uncertainty in the overall economic climate, have made it very difficult to forecast medium and long-term financial results associated with our U.S. operations. Based on the current economic conditions, we believe it is too uncertain to project pre-tax income associated with our U.S. operations after fiscal 2012. Based on this significant positive and negative evidence, we recorded a partial valuation allowance of $16.4 million against the net deferred tax assets associated with our U.S. operations that is expected to reverse beyond fiscal 2012 and we recognized an income tax benefit of $2.3 million in the fourth quarter of fiscal 2011 for the reduction in this valuation allowance for projected U.S. taxable income in fiscal 2012 that is expected to reduce our U.S. loss carryforwards.

China

Our net deferred tax asset regarding our China operations primarily pertains to the book versus tax basis difference associated with our China operation’s fixed assets. This book versus tax basis difference resulted from our impairment losses and fixed asset write-downs associated with our September 2008 upholstery fabrics restructuring plan. In order for this net deferred tax asset to be realized, our China operations must have sufficient pre-tax income levels to utilize tax depreciation expense each of the next four fiscal years. During fiscal 2011, management assessed both positive and negative evidence and concluded that there was sufficient positive evidence that our net deferred tax assets regarding our China operations will more likely than not be realized. Due to the favorable results from our restructuring activities and profit improvement plan initiated in the second quarter of fiscal 2009, our China operations have been profitable, reporting pre-tax income of $7.9 million in fiscal 2011 and fiscal 2010. In addition, our China operations earned pre-tax income of $10.2 million over a cumulative three-year period ending May 1, 2011. As a result of the improvement of our China operations’ pre-tax income levels that have been demonstrated over a cumulative period of three years, there was sufficient positive evidence that our China operations can provide sufficient pre-tax income levels to utilize tax depreciation expense each of the next four fiscal years. Based on this significant positive evidence, we did not record a valuation allowance against our China net deferred tax assets at May 1, 2011. During fiscal 2011 we recognized an income tax benefit of $1.3 million to reduce the valuation allowance of $1.3 million recorded at May 2, 2010 (the beginning of fiscal 2011).

Change in Valuation Allowance

Due to cumulative losses associated with our operations in the U.S. and China, we established a full valuation allowance against our U.S. and China net deferred taxes totaling $27.2 million in fiscal 2009. Of this $27.2 million valuation allowance, $25.3 million and $1.9 million pertained to our U.S. and China operations, respectively.

In fiscal 2010, we recorded an income tax benefit of $4.6 million for the reduction of our valuation allowance. This $4.6 million decrease results from the realization of U.S. loss carryforwards associated with fiscal 2010 pre-tax income from our U.S. operations and the realization and projected realization of tax versus book depreciation associated with our China operations, as discussed above.

In fiscal 2011, we recorded an income tax benefit of $6.4 million for the reduction of our valuation allowance. This $6.4 million decrease represents a $2.8 million realization of U.S. loss carryforwards associated with fiscal 2011 pre-tax income from our U.S. operations, a $2.3 million adjustment pertaining to a change in judgment about the future realization of our U.S. net deferred tax assets, and a $1.3 million adjustment pertaining to a change in judgment about the future realization of our China net deferred tax assets.

Overall

The recorded valuation allowance of $16.4 million has no effect on our operations, loan covenant compliance, or the possible realization of the U.S. income tax loss carryforwards in the future. If it is determined that it is more-likely-than-not that we will realize any of these U.S. income tax loss carryforwards, an income tax benefit would be recognized at that time.

Uncertainty in Income Taxes

The following table sets forth the change in the company’s unrecognized tax benefit:

(dollars in thousands)	2011	2010	2009
beginning balance	$10,135	8,254	4,802
increases from prior period tax positions	1,799	1,940	1,119
decreases from prior period tax positions	(195)	(59)	(210)
increases from current period tax positions	-	-	2,543
ending balance	$11,739	10,135	8,254

At May 1, 2011, we had $11.7 million of total gross unrecognized tax benefits, of which $4.2 million would favorably affect the income tax rate in future periods. At May 2, 2010, we had $10.1 million of total gross unrecognized tax benefits, of which $3.8 million would favorably affect the income tax rate in future periods.

As of May 1, 2011, we had $11.7 million of total gross unrecognized tax benefits, of which $7.5 million and $4.2 million were classified as net non-current deferred income taxes and income taxes payable-long-term, respectively, in the accompanying consolidated balance sheets. As of May 2, 2010, we had $10.1 million of total gross unrecognized tax benefits, of which $6.3 million and $3.8 million were classified as net non-current deferred income taxes and income taxes payable- long-term, respectively, in the accompanying consolidated balance sheets.

We elected to classify interest and penalties as part of income tax expense. At May 1, 2011 and May 2, 2010, the gross amount of interest and penalties due to unrecognized tax benefits was $498,000 and $305,000, respectively.

The liability for uncertain tax positions includes $11.1 million related to tax positions for which significant change is reasonably possible in fiscal 2012. This amount relates to double taxation under applicable tax treaties with foreign tax jurisdictions. United States federal and state income tax returns filed by the company remain subject to examination for tax years 2002 and subsequent due to loss carryforwards. Canadian federal returns remain subject to examination for tax years 2005 and subsequent. Canadian provincial (Quebec) returns remain subject to examination for tax years 2009 and subsequent. Income tax returns for the company’s China subsidiaries are subject to examination for tax years 2006 and subsequent.

Income Taxes Paid

Income tax payments, net of income tax refunds, were $1.2 million in 2011, $1.3 million in 2010, and $69,000 in fiscal 2009.

12.	LONG-TERM DEBT AND LINES OF CREDIT

A summary of long-term debt follows:

	May 1,	May 2,
(dollars in thousands)	2011	2010
unsecured senior term notes	$11,000	11,000
canadian government loan	547	687
	11,547	11,687
current maturities of long-term debt	(2,412)	(196)
long-term debt, less current maturities	$9,135	11,491

Unsecured Term Notes

In connection with the Bodet & Horst acquisition (Note 2), we entered into a note agreement dated August 11, 2008. This agreement provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The principal payments are payable over an average term of 4.3 years through August 11, 2015. The agreement contains customary financial and other covenants as defined in the agreement.

Government of Quebec Loan

We have an agreement with the Government of Quebec for a term loan that is non-interest bearing and is payable in 48 equal monthly installments (denominated in Canadian dollars) that commenced on December 1, 2009. The proceeds were used to partially finance capital expenditures at our Rayonese facility located in Quebec, Canada.

Revolving Credit Agreement –United States

We have an unsecured revolving credit agreement that currently provides for a revolving loan commitment of $6.5 million, including letters of credit of up to $3.0 million. This agreement expires August 15, 2012 and provides for a pricing matrix to determine the interest rate payable on loans made under this agreement (applicable interest rate of 2.21% at May 1, 2011). As of May 1, 2011, there were $125,000 in outstanding letters of credit (all of which related to workers compensation). At May 1, 2011 and May 2, 2010, there were no borrowings outstanding under the agreement.

On August 13, 2010, we entered into a sixteenth amendment to this revolving credit agreement, which increased the annual capital expenditure limit from $4.0 million to $10.0 million in each of fiscal years 2011 and 2012.

Revolving Credit Agreement - China

We have an unsecured credit agreement for our Chinese operations that provides for a line of credit up to approximately $6.2 million and expires on September 2, 2011. This agreement bears interest at a rate determined by the Chinese government. There were no borrowings under this agreement as of May 1, 2011 and May 2, 2010.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants.  At May 1, 2011, the company was in compliance with these financial covenants.

The principal payment requirements for long-term debt during the next five fiscal years are: 2012 – $2.4 million; 2013 – $2.4 million; 2014 – $2.3 million; 2015 - $2.2 million; and 2016 – $2.2 million.

Interest paid during 2011, 2010, and 2009 totaled $901,000, $1.3 million and $2.5 million, respectively.

13.	COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain office, manufacturing and warehouse facilities and equipment under noncancellable operating leases.  Lease terms related to real estate range from one to four years with renewal options for additional periods ranging up to nine years.  The leases generally require the company to pay real estate taxes, maintenance, insurance and other expenses.  Rental expense for operating leases was $2.1 million in fiscal 2011, $2.2 million in fiscal 2010, and $2.3 million in fiscal 2009.  Future minimum rental commitments for noncancellable operating leases are $1.6 million in fiscal 2012; $1.2 million in fiscal 2013; $676,000 in fiscal 2014, $403,000 in fiscal 2015, and $345,000 in fiscal 2016. Management expects that in the normal course of business, these leases will be renewed or replaced by other operating leases.

On June 1, 2011, we amended our lease associated with our corporate headquarters building located in High Point, North Carolina. This amendment requires monthly payments of $29,706 from April 1, 2012 through March 31, 2016, plus a percentage of the building's normal occupancy costs as defined in the agreement. This amendment contains renewal options as defined in the agreement for the periods from April 1, 2016 through March 31, 2019, April 1, 2019 through March 31, 2022, and April 1, 2022 through March 31, 2025.

In connection with the Bodet & Horst acquisition (see Note 2), we assumed the lease of the building where the operation was located. The lease is with a partnership owned by certain shareholders and officers of the company and their immediate families. This lease agreement expired on June 30, 2010, and is currently being negotiated and is payable at $12,704 per month until the agreement is finalized. Rents paid to entities owned by certain shareholders and officers of the company and their immediate families totaled $152,000 in each of fiscal 2011 and 2010, and $102,000 in fiscal 2009.

Chattanooga, TN Lease Agreement

We leased a manufacturing facility in Chattanooga, Tennessee from Joseph E. Proctor d/b/a Jepco Industrial Warehouses (the “Landlord’) for a term of 10 years. This lease expired on April 30, 2008. We closed this facility approximately eight years ago and had not occupied the facility except to provide supervision and security. A $1.4 million lawsuit was filed by the Landlord on April 10, 2008, in the Circuit Court for Hamilton County, Tennessee to collect certain amounts due under the lease.  During the third quarter of fiscal 2011, this lawsuit was concluded, which did not have a material impact on our results of operations and financial condition.

Chromatex Environmental Claim

A lawsuit was filed against us and other defendants (Chromatex, Inc., Rossville Industries, Inc., Rossville Companies, Inc. and Rossville Investments, Inc.) on February 5, 2008 in United States District Court for the Middle District of Pennsylvania. The plaintiffs are Alan Shulman, Stanley Siegel, Ruth Cherenson as Personal Representative of Estate of Alan Cherenson, and Adrienne Rolla and M.F. Rolla as Executors of the Estate of Joseph Byrnes. The plaintiffs were partners in a general partnership that formerly owned a manufacturing plant in West Hazleton, Pennsylvania (the “Site”). Approximately two years after this general partnership sold the Site to defendants Chromatex, Inc. and Rossville Industries, Inc., we leased and operated the Site as part of our Rossville/Chromatex division. The lawsuit involves court judgments that have been entered against the plaintiffs and against defendant Chromatex, Inc. requiring them to pay costs incurred by the United States Environmental Protection Agency (“USEPA”) responding to environmental contamination at the Site, in amounts approximating  $8.6 million, plus unspecified future environmental costs. Neither USEPA nor any other governmental authority has asserted any claim against us on account of these matters. The plaintiffs seek contribution from us and other defendants and a declaration that the company and the other defendants are responsible for environmental response costs under environmental laws and certain agreements. The plaintiffs also assert that we tortiously interfered with contracts between them and other defendants in the case and diverted assets to prevent the plaintiffs from being paid monies owed to them. We do not believe we have any liability for the matters described in this litigation and intend to defend ourselves vigorously. In addition, we have an indemnification agreement with certain other defendants in the litigation pursuant to which the other defendants agreed to indemnify us for any damages we incur as a result of the environmental matters that are the subject of this litigation, although it is unclear whether the indemnitors have significant assets at this time. Since the loss is not probable and cannot be estimated, no reserve has been recorded.

Other Litigation

The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

Purchase Commitments

At May 1, 2011, and May 2, 2010, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $980,000 and $3.8 million, respectively.

14.	STOCK-BASED COMPENSATION

Equity Incentive Plan Description

On September 20, 2007, our shareholders approved an equity incentive plan entitled the Culp, Inc. 2007 Equity Incentive Plan (the “2007 Plan”). The types of equity based awards available for grant under the 2007 Plan include stock options, stock appreciation rights, restricted stock and restricted stock units, performance units, and other discretionary awards as determined by our Compensation Committee. An aggregate of 1,200,000 shares of common stock were authorized for issuance under the 2007 Plan. In conjunction with the approval of the 2007 Plan, our 2002 Stock Option Plan was terminated (with the exception of currently outstanding options) and no additional options will be granted under the 2002 Stock Plan. At May 1, 2011 there were 798,886 shares available for future equity based grants under the company’s 2007 Plan.

Stock Options

Under our 2007 Plan, employees, directors, and others associated with the company may be granted options to purchase shares of common stock at the fair market value on the date of grant. No options were granted to employees in either fiscal 2011 or 2010. During fiscal 2009, employees representing executive management were granted 65,000 option shares. Options granted to executive management employees in fiscal 2009 vest in 20% increments each year during a total five year vesting period and expire in ten years.

No options were granted to outside directors during fiscal 2011. During each of fiscal 2010 and 2009, outside directors were granted 6,000 option shares. Options granted to outside directors vest immediately on the date of grant (October each fiscal year) and expire ten years after the date of grant.

The company recorded compensation expense of $145,000, $338,000, and $397,000 within selling, general, and administrative expense for incentive stock options in fiscal 2011, 2010, and 2009, respectively.

The fair value of each option award was estimated on the date of grant using a Black-Scholes option-pricing model. The fair value of stock options granted to employees during fiscal 2009 was $5.00 per share and $1.32 per share on the June 17, 2008 and January 7, 2009 grant dates, respectively. The fair values of these stock option grants were determined using the following assumptions:

	2011	2010	2009
Risk-free interest rate	-	-	2.52% - 4.23%
Dividend yield	-	-	0.00%
Expected volatility	-	-	66.18%- 68.71%
Expected term (in years)	-	-	8

The fair value of stock options granted to outside directors at each grant date during fiscal 2010 and 2009 were $4.44 and $4.14, respectively, using the following assumptions:

	2011	2010	2009
Risk-free interest rate	-	3.21%	3.77%
Dividend yield	-	0.00%	0.00%
Expected volatility	-	69.06%	64.12%
Expected term (in years)	-	10	10

The assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions, actual historical experience, and groups of employees (executives and non-executives) that have similar exercise patterns that are considered separately for valuation purposes. The risk-free interest rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is calculated based on the company’s annual dividend as of the option grant date. The expected volatility is derived using a term structure based on historical volatility and the volatility implied by exchange-traded options on the company’s common stock. The expected term of the options is based on the contractual term of the stock options, expected employee exercise and post-vesting employment termination trends.

The following table summarizes stock option activity for fiscal 2011, 2010, and 2009:

		2011		2010		2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
outstanding at beginning
of year	498,849	$5.87	735,765	$5.85	792,765	$6.19
granted	-	-	6,000	5.79	71,000	4.02
exercised	(229,974)	4.77	(144,916)	4.64	(4,500)	4.56
canceled/expired	-	-	(98,000)	7.56	(123,500)	6.99
outstanding at end of year	268,875	6.81	498,849	5.87	735,765	5.85

Options Outstanding						Options Exercisable
	Number	Weighted-Avg.			Number
Range of	Outstanding	Remaining		Weighted-Avg.	Exercisable	Weighted-Avg.
Exercise Prices	at 5/01/11	Contractual Life		Exercise Price	at 5/01/11	Exercise Price
$ 1.88 - $ 1.88	40,000	7.7	years	$1.88	16,000	$1.88
$ 3.05 - $ 5.79	51,750	2.0		$4.62	51,750	$4.62
$ 7.08 - $ 7.27	34,375	6.1		$7.13	19,375	$7.17
$ 8.75 - $ 10.11	142,750	5.6		$8.90	92,350	$8.98
	268,875	5.3		$6.81	179,475	$6.90

At May 1, 2011, outstanding options to purchase 179,475 shares were exercisable, had a weighted average exercise price of $6.90 per share, an aggregate intrinsic value of $572,000, and a weighted average contractual term of 4.6 years. At May 1, 2011, the aggregate intrinsic value for options outstanding was $880,000 with a weighted average contractual term of 5.3 years.

The aggregate intrinsic value for options exercised was $1.1 million, $982,000, and $9,000 in fiscal 2011, 2010, and 2009, respectively.

The remaining unrecognized compensation costs related to unvested awards at May 1, 2011 was $196,000 which is expected to be recognized over a weighted average period of 1.6 years.

Time Vested Restricted Stock Awards

We did not grant any time vested restricted stock awards during fiscal 2011.

On July 1, 2009 (fiscal 2010), two executive officers were granted 80,000 shares of time vested restricted common stock. This time vested restricted stock award vests in equal one-third installments on July 1, 2012, 2013, and 2014. The fair value (the closing price of the company’s common stock) of this restricted stock award is measured at the date of grant (July 1, 2009) and was $5.08 per share.

On January 7, 2009 (fiscal 2009), certain key management employees and a non-employee were granted 115,000 shares of time vested restricted common stock. Of these 115,000 shares, 105,000 and 10,000 were granted to employees and a non-employee, respectively. This time vested restricted stock award vests in equal one-third installments on May 1, 2012, 2013, and 2014. The fair value of this restricted stock award for key employees is measured at the date of grant (January 7, 2009) and was $1.88 per share. The fair value of this restricted stock award for the non-employee is measured at the end of each reporting period and was $10.08 per share at May 1, 2011.

We recorded compensation expense of $172,000, $174,000 and $15,000 within selling, general, and administrative expense for time vested restricted stock awards in fiscal 2011, 2010 and fiscal 2009, respectively.

There were 195,000 shares of time vested restricted stock outstanding and unvested at May 1, 2011 and May 2, 2010, respectively. The weighted average grant date fair value of these outstanding and unvested shares of time vested restricted stock was $3.61 and $3.71, at May 1, 2011 and May 2, 2010, respectively.

At May 1, 2011, the remaining unrecognized compensation cost related to the unvested restricted stock awards was $344,000, which is expected to be recognized over a weighted average vesting period of 2.3 years.

Performance Based Restricted Stock Units

We did not grant any performance based restricted stock units during fiscal 2011.

On January 7, 2009 (fiscal 2009), certain key management employees and a non-employee were granted 120,000 shares of performance based restricted stock units. This award contingently vests in one third increments, if in any discrete period of two consecutive quarters from February 2, 2009 through April 30, 2012, certain performance goals are met, as defined in the agreement. As of August 1, 2010, the performance goals as defined in the agreement were met and as a result, all of the performance based restricted stock units were vested.

The fair value (the closing price of the company’s common stock) of the performance based restricted stock units granted to key management employees is measured at the date of grant (January 7, 2009) and was $1.88 per share. The fair value (the closing price of the company’s common stock) of the performance based restricted stock units granted to a non-employee is measured at the earlier date of when the performance criteria are met or the end of each reporting period. The performance based restricted stock units granted to the non-employee vested in one-third increments on August 2, 2009, January 31, 2010, and August 1, 2010, and were measured at $6.59, $13.01, and $10.42 per share, respectively, which represents the closing price of the company’s common stock at the date on which the performance criteria were met.

We recorded compensation expense of $12,000, $322,000 and $13,000 within selling, general, and administrative expense for performance based restricted stock units in fiscal 2011, fiscal 2010, and 2009, respectively.

Of the 120,000 vested shares, 105,000 and 15,000 shares pertained to key management employees and a non-employee, respectively. Of the 120,000 vested shares, 40,000 and 80,000 shares were vested in fiscal 2011 and 2010, respectively. The total fair value of the 40,000 performance based restricted stock units that vested during fiscal 2011 was $117,900 and had a weighted average grant date fair value of $2.95 per share. The total fair value of the 80,000 performance based restricted stock units that vested during fiscal 2010 was $230,000 and had a weighted average grant date fair value of $2.97 per share. At May 2, 2010, there were 40,000 shares of performance based restricted stock units outstanding and unvested. These 40,000 shares of performance based restricted stock units had a weighted average grant date fair value of $3.14.

Common Stock Awards

On October 1, 2010, we granted a total of 3,114 shares of common stock to our board of directors. These shares of common stock vested immediately and were measured at a fair value of $10.02 per share, which represents the closing price of our common stock at the date of grant.

We recorded $31,000 of compensation expense with selling, general, and administrative expense for these common stock awards for fiscal 2011. There were not any common stock awards for fiscal 2010 and 2009. Therefore, no compensation was recorded for fully vested common stock awards for these fiscal years.

Other Share-Based Arrangements

The company has a stock-based compensation agreement with a non-employee that requires us to settle in cash and is indexed by shares of our common stock as defined in the agreement. The cash settlement is based on a 30-day average closing price of our common stock at the time of payment. During fiscal 2011, this agreement was terminated and settled for a cash payment of $644,000 that was indexed on 68,260 shares of our common stock at $9.44 per share. The $9.44 per share represents the closing price of our common stock on the date this agreement was settled.

At May 2, 2010, this agreement was indexed on 68,260 shares of our common stock. The fair value of this agreement was included in accrued expenses and was $821,000 at May 2, 2010. The company recorded a decrease in this reserve, prior to settlement, of $177,000 in fiscal 2011, and an increase in the reserve of $563,000 in fiscal 2010, and a decrease in this reserve of $288,000 in fiscal 2009 to reflect the change in fair value of this agreement. No payments were made under this arrangement in fiscal 2010 and payments totaled $113,000 under this arrangement in fiscal 2009.

Effective May 2, 2011, we entered into an agreement in which we granted a non-employee a stock appreciation right that is indexed on 70,000 shares of our common stock. This agreement requires us to settle in cash an amount equal to $35,000, plus the excess, if any, over a stock appreciation right value of $700,000 at May 2, 2011. This stock appreciation right value of $700,000 represents the 70,000 indexed shares of common stock noted above measured at the closing price per share of $10.00 at May 2, 2011. The cash settlement in connection with the stock appreciation right value would represent the difference between a stock appreciation right value that is indexed on the 70,000 shares of common stock noted above and based on the highest closing price per share of our common stock for the period May 2, 2011 through June 30, 2012 (limited to $12.00 per share) and the $700,000 stock appreciate right value at May 2, 2011. This award will vest over the period May 2, 2011 through June 30, 2012 as this represents the non-employee’s required service period.

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 2 – Inputs other than level 1 inputs that are either directly or indirectly observable, and

Level 3 – Unobservable inputs developed using the company’s estimates and assumptions, which reflect those that market participants would use.

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

	Fair value measurements at May 1, 2011 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
RS Low Duration Bond Fund	$1,003	N/A	N/A	$1,003

Fair value measurements at May 2, 2010 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Canadian Dollar Fx Contract	N/A	$ 103	N/A	$ 103

As shown above, the Canadian foreign exchange contract derivative instrument, which was terminated in fiscal 2011, is valued based on fair value provided by our bank and is classified within level 2 of the fair value hierarchy.  The determination of where an asset or liability falls in the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter based on various factors and it is possible that an asset or liability may be classified differently from quarter to quarter. However, we expect that changes in classifications between different levels will be rare.

Most derivative contracts are not listed on an exchange and require the use of valuation models. Consistent with ASC Topic 820, we attempt to maximize the use of observable market inputs in our models. When observable inputs are not available, we default to unobservable inputs. Derivatives valued based on models with significant unobservable inputs and that are not actively traded, or trade activity is one way, are classified within level 3 of the fair value hierarchy.

The fair value of the company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities.  At May 1, 2011, the carrying value of the company’s long-term debt was $11.5 million and the fair value was $10.2 million. At May 2, 2010, the carrying value of the company’s long-term debt was $11.7 million and the fair value was $11.1 million.

16.	DERIVATIVES

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

	(Amounts in Thousands)
	Fair Values of Derivative Instruments As of,
	May 1, 2011		May 2, 2010

Derivatives designated as hedging instruments under ASC Topic 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Canadian dollar foreign exchange contract	Other Assets	$-	Other Assets	$103

Derivatives in ASC Topic 815 Net Investment Hedging Relationships	Amt of Gain (Loss) (net of tax) Recognized in OCI on Derivative (Effective Portion) and recorded in Other assets and Accrued Expenses at Fair Value			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (loss) (net of tax) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010	2009		2011	2010	2009		2011	2010	2009

Canadian Dollar Foreign Exchange Contract	$(103)	$83	$20	Other Exp	$5	$15	-	Other Exp	$79	-	-
Interest Rate Swap Agreement	-	-	$48	Interest Exp	-	-	$(52)	Interest Exp	-	-	$(123)

Canadian Dollar Foreign Exchange Rate

On January 21, 2009, we entered into a Canadian dollar foreign exchange contract to mitigate the risk of foreign exchange rate fluctuations associated with our loan from the Government of Quebec. The agreement effectively converted the Canadian dollar principal payments at a fixed Canadian dollar foreign exchange rate compared with the United States dollar of 1.218 and was due to expire on November 1, 2013. During the first quarter of fiscal 2011, we elected to terminate this contract due to the favorable Canadian dollar foreign exchange rates in comparison to the fixed contractual rate noted above.

Interest Rate Swap Agreement

In connection with our real estate loans associated with our corporate headquarters building, the company was required to have an agreement to hedge its interest rate risk exposure. In connection with the sale of the company’s headquarters in fiscal 2009 (see note 3), the company’s interest rate swap agreement was paid off.

17.	NET INCOME (LOSS) PER SHARE

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

(in thousands)	2011	2010	2009
weighted-average common
shares outstanding, basic	12,959	12,709	12,651
dilutive effect of stock-based compensation	259	348	-
weighted-average common
shares outstanding, diluted	13,218	13,057	12,651

All options to purchase shares of common stock were included in the computation of diluted net income for fiscal 2011 and 2010, as the exercise price of the options was less than the average market price of common shares. Options to purchase 680,765 shares of common stock were not included in the computation of diluted net loss per share for fiscal 2009 as the exercise price of the options were greater than the average market price of the common shares.  Options to purchase 3,784 shares were not included in the computation of diluted net loss per share for fiscal 2009, as the company incurred a net loss.

18.	BENEFIT PLANS

The company has defined contribution plans which cover substantially all employees and provides for participant contributions on a pre-tax basis and matching contributions by the company for its U.S. and Canadian operations. Our contributions to the plan were $543,000, $515,000, and $518,000 in fiscal 2011, 2010, and 2009.

In addition to the defined contribution plan, we have a nonqualified deferred compensation plan covering officers and certain other associates. The plan provides for participant deferrals on a pre-tax basis and non-elective contributions made by the company.  Our contributions to the plan were $120,000 for fiscal 2011, $68,000 for fiscal 2010, and $64,000 for fiscal 2009, respectively.  Our nonqualified deferred compensation plan liability of $1.4 million and $1.2 million at May 1, 2011, and May 2, 2010, respectively, is included in accrued expenses in the Consolidated Balance Sheets.

19.	SEGMENT INFORMATION

The company’s operations are classified into two business segments:  mattress fabrics and upholstery fabrics.  The mattress fabrics segment manufactures and sells fabrics to bedding manufacturers.  The upholstery fabrics segment manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

Net sales denominated in U.S. dollars accounted for 83%, 84% and 86% of total consolidated net sales in 2011, 2010, and 2009, respectively. International sales accounted for 22%, 22% and 21% of net sales in 2011, 2010, and 2009, respectively, and are summarized by geographic area as follows:

(dollars in thousands)	2011	2010	2009
north america (excluding USA)	$10,505	11,654	14,440
far east and asia	36,587	31,856	27,509
all other areas	1,502	2,546	1,699
	$48,594	46,056	43,648

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

Statements of operations for the company’s operating segments are as follows:

(dollars in thousands)	2011		2010		2009
net sales:
upholstery fabrics	$94,375		91,568		88,542
mattress fabrics	122,431		114,848		115,396
	$216,806		206,416		203,938

gross profit:
upholstery fabrics	$13,592		15,183		7,253
mattress fabrics	23,248		23,652		20,996
total segment gross profit	36,840		38,835		28,249
restructuring related charges	-		(58	) (2)	(3,597	) (4)
	$36,840		38,777		24,652

(dollars in thousands)	2011		2010		2009
selling, general, and administrative expenses:
upholstery fabrics	$9,233		9,227		8,756
mattress fabrics	7,875		8,178		7,749
unallocated corporate	3,961		5,400		3,225
total segment selling, general, and administrative
expenses	21,069		22,805		19,730
restructuring related charges	-		-		21	(4)
	$21,069		22,805		19,751
Income (loss) from operations:
upholstery fabrics	$4,359		5,956		(1,503)
mattress fabrics	15,373		15,474		13,247
total segment income from operations	19,732		21,430		11,744
unallocated corporate expenses	(3,961)		(5,400)		(3,225)
restructuring (expense) credit and related charges	(28	) (1)	312	(3)	(13,089	) (5)
total income (loss) from operations	15,743		16,342		(4,570)
interest expense	(881)		(1,314)		(2,359)
interest income	240		116		89
other expense	(40)		(828)		(43)
income (loss) before income taxes	$15,062		14,316		(6,883)

(1)
The $28 represents an impairment charge related to equipment that is classified as held for sale, a charge of $10 for lease termination and other exit cost, offset by a credit of $10 for sales proceeds received on equipment with no carrying value. This charge was recorded in restructuring expense in the 2011 Consolidated Statement of Operations. These charges relate to the upholstery fabrics segment.

(2)
The $58 restructuring related charge represents $108 for other operating costs associated with closed plant facilities, offset by a credit of $50 for the sale of inventory previously reserved for. These charges relate to the upholstery fabrics segment.

(3)
The $312 restructuring credit and related charges represent a credit of $186 for employee termination benefits, a credit of $170 for sales proceeds received on equipment with no carrying value, a credit of $50 for the sale of inventory previously reserved for, a credit of $14 for lease termination and other exit costs, offset by a charge of $108 for other operating costs associated with closed plant facilities.  Of this total credit, a charge of $58 was recorded to cost of sales and a credit of $370 was recorded to restructuring credit in the 2010 Consolidated Statement of Operations. These charges relate to the upholstery fabrics segment.

(4)
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

One customer within the upholstery fabrics segment represented 12% of consolidated net sales in each of fiscal 2011, 2010, and 2009.  Two customers within the mattress fabrics segment represented 23%, 22%, and 24% of consolidated net sales in fiscal 2011, 2010 and 2009, respectively. One customer within the upholstery fabrics segment represented 13% of net accounts receivable at May 1, 2011 and May 2, 2010, respectively. No customers within the mattress fabrics accounted for 10% or more of net accounts receivable as of May 1, 2011 or May 2, 2010.

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	2011		2010		2009
segment assets
mattress fabrics
current assets (6)	$25,456		22,307		21,823
assets held for sale	14		34		20
non-compete agreements, net	480		843		1,164
goodwill	11,462		11,462		11,593
property, plant, and equipment	28,581	(7)	26,720	(8)	23,674	(9)
total mattress fabrics assets	$65,993		61,366		58,274
upholstery fabrics
current assets (6)	$23,476		23,517		20,271
assets held for sale	61		89		1,189
property, plant, and equipment	967	(10)	989	(11)	-	(12)
total upholstery fabrics assets	$24,504		24,595		21,460

total segment assets	90,497		85,961		79,734

non-segment assets
cash and cash equivalents	23,181		18,295		11,797
short-term investments	7,699		3,023		-
income taxes receivable	79		728		210
deferred income taxes	3,899		474		54
other current assets	2,376		1,698		1,264
property, plant, and equipment	748	(13)	694	(13)	579	(13)
other assets	1,572		1,725		1,656
total assets	$130,051		112,598		95,294

capital expenditures (14):
mattress fabrics	$5,714		6,600		2,747
upholstery fabrics	311		481		400
unallocated corporate	277		316		13
	$6,302		7,397		3,160

depreciation expense
mattress fabrics	$3,820		3,458		3,542
upholstery fabrics	552		552		1,080
total segment depreciation expense	4,372		4,010		4,622
accelerated depreciation – upholstery fabrics	-		-		2,090
	$4,372		4,010		6,712

(6)	Current assets represent accounts receivable and inventory.

(7)
The $28.6 million at May 1, 2011 represents property, plant, and equipment located in the U.S. of $20.0 million and located in Canada of $8.6 million. The increase in this segment’s property, plant, and equipment balance at May 1, 2011 compared with May 2, 2010 is primarily due to fiscal 2011 capital spending of $5.7 million, offset by depreciation expense of $3.8 million.

(8)
The $26.7 million at May 2, 2010, represents property, plant, and equipment located in the U.S. of $18.8 million and located in Canada of $7.9 million. The increase in this segment’s property, plant, plant, and equipment balance at May 2, 2010 compared with May 3, 2009 is primarily due to fiscal 2010 capital spending of $6.6 million, offset by depreciation expense of $3.5 million.

(9)	The $23.7 million at May 3, 2009, represents property plant, and equipment located in the U.S. of $16.4 million and located in Canada of $7.3 million.

(10)	The $967 at May 1, 2011 represents property, plant, and equipment located in the U.S. of $727, located in China of $184, and located in Poland of $56.

(11)
The $989 at May 2, 2010 represents property, plant, and equipment located in the U.S. of $887 and China of $102. The increase in this segment’s property plant, plant, and equipment balance at May 2, 2010 compared with May 3, 2009 is primarily due to the reclassification of assets with a carrying value of $699 from assets held for sale to held and used (note 4).

(12)
The upholstery fabrics segment does not have a property, plant, and equipment balance as of May 3, 2009 due to impairment charges incurred in fiscal 2009 (note 3) and classification of property, plant, and equipment to assets held for sale.

(13)
The $748, $694 and $579 balance at May 1, 2011, May 2, 2010 and May 3, 2009, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments.

(14)	Capital expenditure amounts are stated on an accrual basis. See Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

20.	STATUTORY RESERVES

The company’s subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of May 1, 2011, the company’s statutory surplus reserve was $2.6 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The company’s subsidiaries located in China can transfer funds to the parent company with the exception of the statutory surplus reserve of $2.6 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

21.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the total of net income (loss) and other changes in equity, except those resulting from investments by shareholders and distributions to shareholders not reflected in net income (loss).

A summary of comprehensive income (loss) follows:

(dollars in thousands)	2011	2010	2009
net income (loss)	$16,164	13,188	(38,842)

(loss) gain on cash flow hedges, net of taxes	(103)	83	68
	$16,061	13,271	(38,774)

22.	CASH FLOW INFORMATION

During fiscal 2011, 60,415 shares of common stock were surrendered to satisfy withholding tax liabilities and the cost of stock options exercised totaling $563,000. The shares surrendered to satisfy withholding tax liabilities were in connection with 110,500 and 40,000 shares of common stock issued related to the vesting of performance based units and stock option exercises, respectively.

During fiscal 2010, 20,658 shares of common stock were surrendered to satisfy withholding tax liabilities totaling $191,000 in connection with 80,000 shares of common stock issued and related to the vesting of performance based restricted stock units.

23.	COMMON STOCK REPURCHASE PROGRAM

On June 16, 2011, our board of directors authorized the expenditure of up to $5.0 million for the repurchase of shares of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, and through plans established under the Securities Exchange Act Rule 10b5-1. The amount of shares purchased and the timing of such purchases will be based on working capital requirements, market and general business conditions and other factors including alternative investment opportunities.

SELECTED QUARTERLY DATA (UNAUDITED)

	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal
	2011	2011	2011	2011	2010	2010	2010	2010
(amounts in thousands)	4th quarter	3rd quarter	2nd quarter	1st quarter	4th quarter	3rd quarter	2nd quarter	1st quarter
INCOME (LOSS) STATEMENT DATA
net sales	$60,363	51,652	48,879	55,912	57,243	53,980	49,716	45,478
cost of sales	49,080	43,413	41,270	46,203	45,843	43,323	40,582	37,891
gross profit	11,283	8,239	7,609	9,709	11,400	10,657	9,134	7,587
selling, general and administrative expenses	6,525	5,129	4,202	5,212	6,090	6,435	5,385	4,895
restructuring expense (credit)	28	7	-	(6)	(52)	26	(184)	(158)
income from operations	4,730	3,103	3,407	4,503	5,362	4,196	3,933	2,850
interest expense	222	224	225	210	288	327	342	357
interest income	(96)	(57)	(49)	(38)	(36)	(52)	(16)	(12)
other (income) expense	(71)	28	30	53	114	96	103	514
income before income taxes	4,675	2,908	3,201	4,278	4,996	3,825	3,504	1,991
income taxes	(1,315)	483	(801)	531	(436)	825	625	115
net income	$5,990	2,425	4,002	3,747	5,432	3,000	2,879	1,876
depreciation	$1,167	1,108	1,083	1,014	968	990	1,119	933
weighted average shares outstanding	13,030	13,005	12,932	12,870	12,801	12,713	12,671	12,653
weighted average shares outstanding,
assuming dilution	13,217	13,228	13,167	13,199	13,200	13,074	12,852	12,751
PER SHARE DATA
net income per share - basic	$0.46	0.19	0.31	0.29	0.42	0.24	0.23	0.15
net income per share - diluted	0.45	0.18	0.30	0.28	0.41	0.23	0.22	0.15
book value	6.06	5.61	5.42	5.13	4.83	4.40	4.13	3.91
BALANCE SHEET DATA
operating working capital (3)	$23,921	25,992	26,000	24,710	22,979	25,610	21,624	20,687
property, plant and equipment, net	30,296	30,571	31,225	30,471	28,403	26,431	24,795	24,013
total assets	130,051	113,877	111,908	113,097	112,598	106,508	98,780	92,411
capital expenditures	899	453	1,868	3,082	2,966	2,655	1,076	700
long-term debt and current maturities of long-term debt (1)	11,547	11,566	11,605	11,647	11,687	16,409	16,431	16,435
shareholders' equity	80,341	74,100	71,504	67,126	63,047	56,924	53,278	50,176
capital employed (2)	62,521	65,709	66,370	64,493	57,296	58,865	54,702	55,364
RATIOS & OTHER DATA
gross profit margin	18.7%	16.0%	15.6%	17.4%	19.9%	19.7%	18.4%	16.7%
operating income margin	7.8	6.0	7.0	8.1	9.4	7.8	7.9	6.3
net income margin	9.9	4.7	8.2	6.7	9.5	5.6	5.8	4.1
effective income tax rate	(28.1)	16.6	(25.0)	12.4	(8.7)	21.6	17.8	5.8
long-term debt-to-total capital employed ratio (1)	18.5	17.6	17.5	18.1	20.4	27.9	30.0	29.7
operating working capital turnover (3)	8.8	8.5	8.9	9.4	9.0	8.3	7.4	6.8
days sales in receivables	30	28	28	28	31	33	31	26
inventory turnover	7.3	6.2	5.5	6.4	7.5	7.0	7.5	6.7
STOCK DATA
stock price
high	$10.22	11.43	11.59	14.10	16.98	13.01	6.98	6.64
low	8.43	9.54	8.86	6.56	11.13	5.78	5.25	3.50
close	10.08	9.79	10.14	10.42	11.94	13.01	5.75	6.59
daily average trading volume (shares)	27.5	29.0	64.1	111.0	232.2	56.8	17.4	14.1

(1)	Long-term debt includes long-term and current maturities of long-term debt.

(2)
Capital employed represents long-term and current maturities of long-term debt, lines of credit, current and noncurrent deferred income tax liabilities, current and long-term income taxes payable, stockholders' equity, offset by cash and cash equivalents, short-term investments, current and noncurrent deferred income tax assets, and income taxes receivable.

(3)	Operating working capital for this calculation is accounts receivable and inventories, offset by accounts payable-trade and capital expenditures

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the three years ended May 1, 2011, there were no disagreements on any matters of accounting principles or practices or financial statement disclosures.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 1, 2011. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported as and when required. Further we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective at May 1, 2011.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the years ended May 1, 2011, May 2, 2010 and May 3, 2009 and has audited the company's effectiveness of internal controls over financial reporting as of May 1, 2011, as stated in their report, which is included in Item 8 hereof. During the quarter ended May 1, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Culp, Inc.:

We have audited Culp, Inc.’s (a North Carolina corporation) internal control over financial reporting as of May 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Culp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on Culp, Inc.’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Culp, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Culp, Inc. and Subsidiaries as of May 1, 2011, and May 2, 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended May 1, 2011, and our report dated July 15, 2011 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Charlotte, North Carolina
July 15, 2011

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

The following table sets forth information as of the end of fiscal 2011 regarding shares of the Company’s common stock that may be issued upon the exercise of equity awards previously granted and currently outstanding equity awards under the company’s equity incentive and stock option plans, as well as the number of shares available for the grant of equity awards that had not been granted as of that date.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	268,875	$6.81	798,886
Equity compensation plans not approved by security holders	-	-	-
Total	268,875	$6.81	798,886

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)         DOCUMENTS FILED AS PART OF THIS REPORT:

1.         Consolidated Financial Statements

The following consolidated financial statements of Culp, Inc. and its subsidiaries are filed as part of this report.

Page of Annual
Report on
Item	Form 10-K

Reports of Independent Registered Public Accounting Firms	50

Consolidated Balance Sheets – May 1, 2011 and
May 2, 2010	51

Consolidated Statements of Operations -
for the years ended May 1, 2011,
May 2, 2010 and May 3, 2009	52

Consolidated Statements of Shareholders’ Equity -
for the years ended May 1, 2011,
May 2, 2010 and May 3, 2009	53

Consolidated Statements of Cash Flows -
for the years ended May 1, 2011,
May 2, 2010 and May 3, 2009	54

Notes to Consolidated Financial Statements	55

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

3(ii)
Restated and Amended Bylaws of the company, as amended November 12, 2007 (Commission File No. 001-12597), were filed as Exhibit 3.1 to the company’s Form 8-K dated November 12, 2007, and are incorporated herein by reference.

10.1
1993 Stock Option Plan was filed as Exhibit 10(o) to the company’s Form 10-K for the year ended May 2, 1993, filed on July 29, 1993 (Commission File No. 000-12781), and is incorporated herein by reference.  (*)

10.2
Amendments to 1993 Stock Option Plan dated September 26, 2000.  These amendments were filed as Exhibit 10(rr) to the company’s Form 10-Q for the quarter ended October 29, 2000 (Commission File No. 001-12597), and are incorporated herein by reference.  (*)

10.3
2002 Stock Option Plan was filed as Exhibit 10(a) to the company’s Form 10-Q for the quarter ended January 26, 2003, filed on March 12, 2003 (Commission File No. 001-12597), and is incorporated herein by reference.  (*)

10.4
Amended and Restated Credit Agreement dated as of August 23, 2002 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 10(a) to the company’s Form10-Q for the quarter ended July 28, 2002, filed September 11, 2002 (Commission File No. 001-12597), and is incorporated herein by reference.

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

10.10
Sixth Amendment to Amended and Restated Credit Agreement dated as of August 30, 2005 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 99(c) to Current Report on Form 8-K dated August 30, 2005 (Commission File No. 001-12597), and is incorporated herein by reference.

10.11
Seventh Amendment to Amended and Restated Credit Agreement dated as of December 7, 2005 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank., was filed as Exhibit 10(c) to the company’s Form 10-Q for the quarter ended October 30, 2005, filed December 9, 2005 (Commission File No. 001-12597), and is incorporated herein by reference.

10.12
Eighth Amendment to Amended and Restated Credit Agreement dated as of January 29, 2006 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank., was filed as Exhibit 10(a) to the company’s Form 10-Q for the quarter ended January 29, 2006, filed March 10, 2006 (Commission File No. 001-12597), and is incorporated herein by reference.

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

10.15
Written description of compensation arrangement for non-employee directors was filed as Exhibit 10.15 to the company's annual report on Form 10-K filed July 15, 2010, and is incorporated herein by reference. (*)

10.16
Form of stock option agreement for options granted to executive officers pursuant to 2002 Stock Option Plan. This agreement was filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter ended July 29, 2007, and is incorporated herein by reference. (*)

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

10.23
Thirteenth Amendment to Amended and Restated Credit Agreement dated as of November 3, 2008 among Culp, Inc. and Wachovia Bank, National Association as Agent and as Bank, filed as Exhibit 10.1 to the company’s Form 8-K dated November 6, 2008, and incorporated herein by reference.

10.24
Restricted Stock Agreement between the company and Franklin N. Saxon on January 7, 2009 pursuant to the 2007 Equity Incentive Plan, filed as Exhibit 10.6 to the company’s Form 10-Q dated March 13, 2009, and incorporated herein by reference. (*)

10.25
Restricted Stock Agreement between the company and Robert G. Culp, IV on January 7, 2009 pursuant to the 2007 Equity Incentive Plan, filed as Exhibit 10.7 to the company’s Form 10-Q dated March 13, 2009, and incorporated herein by reference. (*)

10.26
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

10.28	Culp, Inc. Deferred Compensation Plan Scheduled for Selected Key Employees, filed as Exhibit 10.36 to the company’s Form 10-K dated July 16, 2009, and incorporated herein by reference. (*)

10.29
Fourteenth Amendment to Amended and Restated Credit Agreement dated as of July 15, 2009 among Culp, Inc. and Wachovia Bank, National Association as Agent and as Bank, filed as Exhibit 10.37 to the company’s Form 10-K dated July 16, 2009, and incorporated herein by reference.

10.30
Sixteenth Amendment to Amended and Restated Credit Agreement dated August 13, 2010 among Culp, Inc. and Wells Fargo Bank, N.A., as Agent and Bank, was filed as Exhibit 10.1 to Current Report on Form 8-K dated August 19, 2010, and is incorporated herein by reference.

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

24(a)	Power of Attorney of Patrick B. Flavin, dated July 15, 2011

24(b)	Power of Attorney of Kenneth R. Larson, dated July 15, 2011

24(c)	Power of Attorney of Kenneth W. McAllister, dated July15, 2011

31(a)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

b)         Exhibits:

The exhibits to this Form 10-K are filed at the end of this Form 10-K immediately preceded by an index.  A list of the exhibits begins on page 99 under the subheading “Exhibit Index.”

c)         Financial Statement Schedules:

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of July 2011.

CULP, INC.
By /s/	Franklin N. Saxon
Franklin N. Saxon
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15h day of July 2011.

/s/	Robert G. Culp, III	/s/	Kenneth R. Larson*
	Robert G. Culp, III		Kenneth R. Larson
	(Chairman of the Board of Directors)		(Director)

/s/	Franklin N. Saxon	/s/	Kenneth R. Bowling
	Franklin N. Saxon		Kenneth R. Bowling
	Chief Executive Officer		Chief Financial Officer
	(principal executive officer)		(principal financial officer)
(Director)

/s/	Patrick B. Flavin*	/s/	Thomas B. Gallagher, Jr.
	Patrick B. Flavin		Thomas B. Gallagher, Jr.
	(Director)		Corporate Controller
(principal accounting officer)
/s/	Kenneth W. McAllister*
Kenneth W. McAllister
(Director)

*	By Kenneth R. Bowling, Attorney-in-Fact, pursuant to Powers of Attorney filed with the Securities and Exchange Commission.

EXHIBIT INDEX

Exhibit Number	Exhibit

21	List of subsidiaries of the company

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

24(a)	Power of Attorney of Patrick B. Flavin, dated July 15, 2011

24(b)	Power of Attorney of Kenneth R. Larson, dated July 15, 2011

24(c)	Power of Attorney of Kenneth W. McAllister, dated July 15, 2011

31(a)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.