Form 10-Q
period 2011-07-31
CULP INC
filed 2011-09-09
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.       ☒ YES     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period after the registrant was required to submit and post such files).       ☒ YES     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one);

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       ☐ YES     NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding at July 31, 2011:  13,181,258
Par Value: $0.05 per share

INDEX TO FORM 10-Q
For the period ended July 31, 2011

Item 1:  Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE THREE MONTHS ENDED JULY 31, 2011 AND AUGUST 1, 2010
UNAUDITED
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED
	July 31,	August 1,
	2011	2010

Net sales	$60,270	55,912
Cost of sales	51,392	46,203
Gross profit	8,878	9,709

Selling, general and administrative expenses	5,757	5,212
Restructuring credit	-	(6)
Income from operations	3,121	4,503

Interest expense	220	210
Interest income	(129)	(38)
Other expense	65	53
Income before income taxes	2,965	4,278

Income taxes	1,145	531
Net income	$1,820	3,747

Net income per share, basic	$0.14	0.29
Net income per share, diluted	0.14	0.28
Average shares outstanding, basic	13,061	12,870
Average shares outstanding, diluted	13,205	13,199

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
JULY 31, 2011, AUGUST 1, 2010 AND MAY 1, 2011
UNAUDITED
(Amounts in Thousands)

	July 31,	August 1,	* May 1,
	2011	2010	2011

Current assets:
Cash and cash equivalents	$14,570	14,045	23,181
Short-term investments	10,443	4,009	7,699
Accounts receivable, net	18,905	18,342	20,209
Inventories	34,858	29,687	28,723
Deferred income taxes	1,237	138	293
Assets held for sale	75	123	75
Income taxes receivable	79	568	79
Other current assets	2,862	1,646	2,376
Total current assets	83,029	68,558	82,635

Property, plant and equipment, net	30,615	30,471	30,296
Goodwill	11,462	11,462	11,462
Deferred income taxes	2,191	245	3,606
Other assets	2,010	2,361	2,052

Total assets	$129,307	113,097	130,051

Current liabilities:
Current maturities of long-term debt	$2,409	194	2,412
Accounts payable-trade	25,022	22,821	24,871
Accounts payable - capital expenditures	342	498	140
Accrued expenses	5,862	5,964	7,617
Accrued restructuring costs	41	316	44
Deferred income taxes	82	-	82
Income taxes payable - current	345	182	646
Total current liabilities	34,103	29,975	35,812

Income taxes payable - long-term	4,178	3,877	4,167
Deferred income taxes	596	666	596
Long-term debt, less current maturities	9,079	11,453	9,135

Total liabilities	47,956	45,971	49,710

Commitments and Contingencies (Note 17)

Shareholders' equity	81,351	67,126	80,341

Total liabilities and
shareholders' equity	$129,307	113,097	130,051

Shares outstanding	13,181	13,084	13,264

*  Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2011 AND AUGUST 1, 2010
UNAUDITED
(Amounts in Thousands)

	THREE MONTHS ENDED
	July 31,	August 1,
	2011	2010

Cash flows from operating activities:
Net income	$1,820	3,747
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	1,187	1,014
Amortization of other assets	56	130
Stock-based compensation	77	96
Excess tax benefit related to stock-based compensation	(31)	(169)
Deferred income taxes	502	(55)
Foreign currency exchange (gains) losses	(39)	87
Changes in assets and liabilities:
Accounts receivable	1,322	1,475
Inventories	(6,080)	(3,686)
Other current assets	(486)	41
Other assets	(14)	(27)
Accounts payable - trade	54	541
Accrued expenses	(1,750)	(3,626)
Accrued restructuring	(3)	(8)
Income taxes	(257)	149
Net cash used in operating activities	(3,642)	(291)

Cash flows from investing activities:
Capital expenditures	(1,304)	(3,151)
Purchase of short-term investments	(4,761)	(986)
Proceeds from the sale of short-term investments	2,032	-
Net cash used in investing activities	(4,033)	(4,137)

Cash flows from financing activities:
Payments on long-term debt	(53)	(32)
Proceeds from common stock issued	169	170
Common stock repurchased	(1,102)	-
Excess tax benefit related to stock-based compensation	31	169
Net cash (used in) provided by financing activities	(955)	307

Effect of exchange rate changes on cash and cash equivalents	19	(129)

Decrease in cash and cash equivalents	(8,611)	(4,250)

Cash and cash equivalents at beginning of period	23,181	18,295

Cash and cash equivalents at end of period	$14,570	14,045

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, May 2, 2010	13,051,785	$652	49,459	12,833	103	$63,047
Net income	-	-	-	16,164	-	16,164
Stock-based compensation	-	-	360	-	-	360
Loss on cash flow hedge, net of taxes	-	-	-	-	(103)	(103)
Common stock issued in connection
with performance based units	40,000	2	(2)	-	-	-
Common stock surrendered for withholding taxes
payable and cost of option exercises	(60,415)	(3)	(560)	-	-	(563)
Excess tax benefit related to stock
based compensation	-	-	339	-	-	339
Fully vested common stock award	3,114	-	-	-	-	-
Common stock issued in connection
with stock option plans	229,974	12	1,085	-	-	1,097
Balance, May 1, 2011	13,264,458	663	50,681	28,997	-	80,341
Net income	-	-	-	1,820	-	1,820
Stock-based compensation	-	-	77	-	-	77
Unrealized gains on short-term investments	-	-	-	-	15	15
Excess tax benefit related to stock
based compensation	-	-	31	-	-	31
Common stock repurchased	(119,075)	(6)	(1,096)			(1,102)
Common stock issued in connection
with stock option plans	35,875	2	167	-	-	169
Balance, July 31, 2011	13,181,258	$659	49,860	30,817	15	$81,351

See accompanying notes to consolidated financial statements.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiaries (the “company”) include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position.  All of these adjustments are of a normal recurring nature.  Results of operations for interim periods may not be indicative of future results.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2011 for the fiscal year ended May 1, 2011.

The company’s three months ended July 31, 2011 and August 1, 2010, represent 13 week periods, respectively.

2.  Significant Accounting Policies

As of July 31, 2011, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended May 1, 2011.

Recently Adopted Accounting Pronouncements

ASC Topic 605

In October 2009, the FASB issued ASU 2009-13, which amends ASC Topic 605, “Revenue Recognition”, to revise accounting guidance related to revenue arrangements with multiple deliverables. The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables. Also, this guidance expands the disclosure requirements for revenue arrangements with multiple deliverables. This guidance was effective as of May 2, 2011 (the beginning of our fiscal 2012) and did not have an impact on our consolidated results of operations and financial condition.

Recently Issued Accounting Pronouncements

ASC Topic 220

In June of 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, “Comprehensive Income”, to revise accounting guidance related to the presentation of comprehensive income in an entity’s financial statements. The guidance allows an entity the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with a total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount of comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity or notes to the financial statements. This revised guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As a result, this guidance is effective for our first quarter of fiscal 2013. This guidance will change how we present comprehensive income in our consolidated financial statements as we currently present the components of other comprehensive income and total comprehensive income as part of our notes to the consolidated financial statements (see Note 13).

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.  Stock-Based Compensation

Incentive Stock Option Awards

We did not grant any incentive stock option awards during the first quarter of fiscal 2012.

At July 31, 2011, options to purchase 233,000 shares of common stock were outstanding, had a weighted average exercise price of $7.13 per share, and a weighted average contractual term of 5.7 years. At July 31, 2011, the aggregate intrinsic value for options outstanding was $418,000.

At July 31, 2011, outstanding options to purchase 173,800 shares of common stock were exercisable, had a weighted average exercise price of $7.62 per share, and a weighted average contractual term of 5.4 years. At July 31, 2011, the aggregate intrinsic value for options exercisable was $226,000.

The aggregate intrinsic value for options exercised during the first quarter of fiscal 2012 and 2011 was $157,000 and $152,000, respectively.

The remaining unrecognized compensation cost related to incentive stock option awards at July 31, 2011, was $163,000 which is expected to be recognized over a weighted average period of 1.4 years.

We recorded $34,000 and $44,000 of compensation expense on incentive stock option grants within selling, general, and administrative expense for the three-month periods ended July 31, 2011, and August 1, 2010, respectively.

Time Vested Restricted Stock Awards

We did not grant any time vested restricted stock awards during the first quarter of fiscal 2012.

We recorded $43,000 and $40,000 of compensation expense within selling, general, and administrative expense for time vested restricted stock awards for the three-month periods ending July 31, 2011 and August 1, 2010, respectively.

At July 31, 2011, there were 185,000 shares of time vested restricted stock outstanding and unvested. Of the 185,000 shares outstanding and unvested, 105,000 shares (granted on January 7, 2009) vest in equal one-third installments on May 1, 2012, 2013, and 2014, respectively. The remaining 80,000 shares (granted on July 1, 2009) vest in equal one-third installments on July 1, 2012, 2013, and 2014, respectively. At July 31, 2011, the weighted average fair value of these outstanding and unvested shares was $3.64 per share.

During the first quarter of fiscal 2012, 10,000 shares of time vested restricted stock vested and had a weighted average fair value of $18,800 or $1.88 per share.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At July 31, 2011, the remaining unrecognized compensation cost related to the unvested restricted stock awards was $287,000, which is expected to be recognized over a weighted average vesting period of 2.1 years.

Performance Based Restricted Stock Units

We did not grant any performance based restricted stock units during the first quarter of fiscal 2012.

On January 7, 2009 (fiscal 2009), certain key management employees and a non-employee were granted 120,000 shares of performance based restricted stock units. This award contingently vested in one-third increments, if in any discrete period of two consecutive quarters from February 2, 2009 through April 30, 2012, certain performance goals are met. As of August 1, 2010 (fiscal 2011), the performance goals as defined in the agreement were met and as a result, all of the performance based restricted stock units have vested.

No compensation cost was recorded for performance based restricted stock units for the three-month period ended July 31, 2011 as all performance based restricted stock units that have been granted by the company were fully vested at the end of fiscal 2011. We recorded $12,000 within selling, general, and administrative expense for performance based restricted stock units for the three-month period ended August 1, 2010.

Other Share-Based Arrangements

Effective May 2, 2011, we entered into an agreement in which we granted a non-employee a stock appreciation right that is indexed on 70,000 shares of our common stock. This agreement requires us to settle in cash an amount equal to $35,000, plus the excess, if any, over a stock appreciation right value of $700,000 at May 2, 2011. This stock appreciation right value of $700,000 represents the 70,000 indexed shares of common stock noted above measured at the closing price per share of $10 at May 2, 2011. The cash settlement in connection with the stock appreciation right value would represent the difference between a stock appreciation right value that is indexed on the 70,000 shares of common stock noted above and based on the highest closing price per share of our common stock for the period May 2, 2011 through June 30, 2012 (limited to $12 per share) and the $700,000 stock appreciation right value at May 2, 2011. This award will vest over the period May 2, 2011 through June 30, 2012 as this represents the non-employee’s required service period.

Compensation expense associated with this agreement was immaterial for the three-months ended July 31, 2011 as a result of our closing price per share of our common stock not appreciating in comparison to the closing price per share of $10 at May 2, 2011 (the effective date of the agreement).

4.  Accounts Receivable

A summary of accounts receivable follows:

(dollars in thousands)	July 31, 2011	May 1, 2011
Customers	$20,177	$21,562
Allowance for doubtful accounts	(722)	(776)
Reserve for returns and allowances and discounts	(550)	(577)
	$18,905	$20,209

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the activity in the allowance for doubtful accounts follows:

	Three months ended
(dollars in thousands)	July 31, 2011	August 1, 2010
Beginning balance	$(776)	$(1,322)
Provision for bad debts	14	23
Net write-offs, net of recoveries	40	24
Ending balance	$(722)	$(1,275)

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

	Three months ended
(dollars in thousands)	July 31, 2011	August 1, 2010
Beginning balance	$(577)	$(534)
Provision for returns, allowances and discounts	(628)	(646)
Credits issued	655	567
Ending balance	$(550)	$(613)

5.  Inventories

Inventories are carried at the lower of cost or market.  Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	July 31, 2011	May 1, 2011
Raw materials	$6,278	$6,130
Work-in-process	2,219	2,421
Finished goods	26,361	20,172
	$34,858	$28,723

6.  Other Assets

A summary of other assets follows:

(dollars in thousands)	July 31, 2011	May 1, 2011
Cash surrender value – life insurance	$1,325	$1,323
Non-compete agreements, net	443	480
Other	242	249
	$2,010	$2,052

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We recorded non-compete agreements in connection with our asset purchase agreements with International Textile Group, Inc. (ITG) and Bodet & Horst at their fair values based on valuation techniques. The non-compete agreement associated with ITG was amortized on a straight line basis over the four year life of the agreement and expired at the end of the third quarter of fiscal 2011. The non-compete agreement associated with Bodet & Horst is amortized on a straight line basis over the six year life of the agreement and requires quarterly payments of $12,500 over the life of the agreement. As of July 31, 2011, the total remaining non-compete payments were $150,000.

The gross carrying amount of these non-compete agreements was $1.0 million at July 31, 2011 and May 1, 2011, respectively. At July 31, 2011 and May 1, 2011, accumulated amortization for these non-compete agreements was $593,000 and $544,000, respectively. Amortization expense for these non-compete agreements was $49,000 and $122,000 for the three month periods ended July 31, 2011 and August 1, 2010, respectively. The remaining amortization expense (which includes the total remaining Bodet & Horst non-compete payments of $150,000) for the next four fiscal years follows: FY 2012 - $148,000; FY 2013 - $198,000; FY 2014 - $198,000; and FY 2015 - $49,000. The weighted average amortization period for these non-compete agreements is 3.0 years as of July 31, 2011.

At July 31, 2011 and May 1, 2011, we had four life insurance contracts with death benefits to the respective insured totaling $12.9 million. Our cash surrender value – life insurance balances of $1.3 million at July 31, 2011 and May 1, 2011, respectively, are collectible upon death of the respective insured.

7.  Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	July 31, 2011	May 1, 2011
Compensation, commissions and related benefits	$4,055	$6,032
Interest	404	184
Other accrued expenses	1,403	1,401
	$5,862	$7,617

8.  Long-Term Debt and Lines of Credit

A summary of long-term debt and lines of credit follows:

(dollars in thousands)	July 31, 2011	May 1, 2011
Unsecured senior term notes	$11,000	$11,000
Canadian government loan	488	547
	11,488	11,547
Current maturities of long-term debt	(2,409)	(2,412)
Long-term debt, less current maturities of long-term debt	$9,079	$9,135

Unsecured Term Notes

In connection with the Bodet & Horst acquisition in 2008, we entered into a note agreement dated August 11, 2008. This agreement provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The principal payments are payable over an average term of 4 years through August 11, 2015. This agreement contains customary financial and other covenants as defined in the agreement.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We made our first principal payment of $2.2 million associated with this note agreement on August 11, 2011.

Government of Quebec Loan

We have an agreement with the Government of Quebec for a term loan that is non-interest bearing and is payable in 48 equal monthly installments (denominated in Canadian dollars) commencing December 1, 2009. The proceeds were used to partially finance capital expenditures at our Rayonese facility located in Quebec, Canada.

Revolving Credit Agreement – United States

At July 31, 2011, we had an unsecured Amended and Restated Credit Agreement that provided for a revolving loan commitment of $6.5 million, including letters of credit up to $3.0 million. This agreement was set to expire August 15, 2012 and provided for a pricing matrix to determine the interest rate payable on loans made under the agreement (applicable interest rate of 2.19% at July 31, 2011). As of July 31, 2011, there were $125,000 in outstanding letters of credit (all of which related to workers compensation). At July 31, 2011 and May 1, 2011, there were no borrowings outstanding under the agreement.

On August 25, 2011, we entered into a seventeenth amendment to the Amended and Restated Credit Agreement, amending the agreement that was effective as of July 31, 2011 (the end of our first quarter of fiscal 2012). This amendment extends the expiration date of the line of credit through August 25, 2013, increases the revolving loan commitment from $6.5 million to $10.0 million, and decreases the capital expenditure limit for fiscal years 2012 and 2013 from $10.0 million to $6.0 million.

At September 9, 2011, borrowings of $3.5 million were outstanding under this agreement to fund current working capital requirements.

Revolving Credit Agreement – China

At July 31, 2011, we had an unsecured credit agreement associated with our operations in China that provided for a line of credit of up to approximately $6.2 million and expired on September 2, 2011. This agreement had an interest rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of July 31, 2011 and May 1, 2011.

On September 2, 2011, we renewed our unsecured credit agreement associated with our operations in China. The renewal extended the agreement to September 2, 2012 and provided for a line of credit up to approximately $6.2 million.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At July 31, 2011, the company was in compliance with these financial covenants.

At July 31, 2011, the principal payment requirements of long-term debt during the next five years are: Year 1 – $2.4 million; Year 2 - $2.4 million; Year 3 - $2.3 million; Year 4 - $2.2 million; and Year 5 - $2.2 million.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of the company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities.  At July 31, 2011, the carrying value of the company’s long-term debt was $11.5 million and the fair value was $10.1 million. At May 1, 2011, the carrying value of the company’s long-term debt was $11.5 million and the fair value was $10.2 million.

9.  Fair Value of Financial Instruments

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

Level 2 – Inputs other than level 1 inputs that are either directly or indirectly observable, and

Level 3 – Unobservable inputs developed using the company’s estimates and assumptions, which reflect those that market participants would use.

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

	Fair value measurements at July 31, 2011 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Low Duration Bond Fund	$2,010	N/A	N/A	$2,010
Limited Term Bond Fund	2,018	N/A	N/A	2,018
Intermediate Term Bond Fund	1,010	N/A	N/A	1,010

	Fair value measurements at May 1, 2011 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Low Duration Bond Fund	$1,003	N/A	N/A	$1,003

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The determination of where an asset or liability falls in the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter based on various factors and it is possible that an asset or liability may be classified differently from quarter to quarter. However, we expect that changes in classifications between different levels will be rare.

Short-term investments include short-term bond funds and deposit accounts that have maturities of less than one year. Our short-term bond funds are classified as available-for-sale and their unrealized gains or losses are included in other comprehensive income. Our short-term bond funds were recorded at their fair value of $5.0 million and $1.0 million at July 31, 2011 and May 1, 2011, respectively. At July 31, 2011 and May 1, 2011, the fair value of our short-term bond funds approximates its cost basis.

The carrying amount of cash and cash equivalents, short-term investments that pertain to interest bearing deposit accounts, accounts receivable, other current assets, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments.

10.  Derivatives

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

(Amounts in Thousands)
Fair Values of Derivative Instruments As of,
	July 31, 2011		May 1, 2011
Derivatives designated as hedging instruments under ASC Topic 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Canadian dollar foreign exchange contract	Other assets	$ -	Other assets	$ -

Derivatives in ASC Topic 815 Net Investment Hedging Relationships	Amt of Gain (Loss) (net of tax) Recognized in OCI on Derivative (Effective Portion) and recorded in Other assets and Accrued Expenses at Fair Value		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (net of tax) or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011		2012	2011		2012	2011

Canadian Dollar Foreign Exchange Contract	$ -	$(103)	Other Expense	$ -	$ 5	Other Expense	$ -	$ 79

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On January 21, 2009, we entered into a Canadian dollar foreign exchange rate contract to mitigate the risk of foreign exchange rate fluctuations associated with our loan from the Government of Quebec. This agreement effectively converted the Canadian dollar principal payments at a fixed Canadian dollar foreign exchange rate compared with the United States dollar of 1.218 and was due to expire on November 1, 2013. During the first quarter of fiscal 2011, we elected to terminate this contract due to the favorable Canadian dollar foreign changes rates in comparison to the fixed contractual rate noted above.

11.  Cash Flow Information

Payments for interest and income taxes follows:

	Three months ended
(dollars in thousands)	July 31, 2011	August 1, 2010
Interest	$-	$-
Net income tax payments	891	445

No interest costs were capitalized for the three months ending July 31, 2011. Interest costs of $17,000 for the construction of qualifying property, plant, and equipment were capitalized for the three month period ending August 1, 2010.

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

	Three months ended
(amounts in thousands)	July 31, 2011	August 1, 2010
Weighted average common shares outstanding, basic	13,061	12,870
Dilutive effect of stock-based compensation	144	329
Weighted average common shares outstanding, diluted	13,205	13,199

Options to purchase 24,750 shares of common stock were not included in the computation of diluted net income per share for the three months ended July 31, 2011, as the exercise price of the options was greater than the average market price of the common shares. All options of common stock were included in the computation of diluted net income for the three months ending August 1, 2010, as the exercise price of the options was less than the average market price of the common shares.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The computations of basic net income per share did not include 185,000 and 195,000 shares of time vested restricted common stock as these shares were unvested for the three months ending July 31, 2011 and August 1, 2010, respectively.

13.  Comprehensive Income

Comprehensive income is the total income and other changes in shareholders’ equity, except those resulting from investments by shareholders and distributions to shareholders not reflected in net income.

A summary of comprehensive income follows:

	Three months ended
(dollars in thousands)	July 31, 2011	August 1, 2010
Net income	$1,820	$3,747
Unrealized gains on short-term investments	15	-
Loss on cash flow hedge, net of income taxes	-	(103)
Comprehensive income	$1,835	$3,644

14.  Segment Information

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial information for the company’s operating segments follows:

	Three months ended
(dollars in thousands)	July 31, 2011	August 1, 2010
Net sales:
Mattress Fabrics	$32,170	$30,918
Upholstery Fabrics	28,100	24,994
	$60,270	$55,912

Gross profit:
Mattress Fabrics	$5,137	$5,990
Upholstery Fabrics	3,741	3,719
	$8,878	$9,709

Selling, general, and administrative expenses:
Mattress Fabrics	$1,992	$1,996
Upholstery Fabrics	2,766	2,101
Total segment selling, general, and
administrative expenses	4,758	4,097
Unallocated corporate expenses	999	1,115
	$5,757	$5,212

Income from operations:
Mattress Fabrics	$3,146	$3,994
Upholstery Fabrics	974	1,618
Total segment income from operations	4,120	5,612
Unallocated corporate expenses	(999)	(1,115)
Restructuring and related credit	-	6	(1)
Total income from operations	3,121	4,503
Interest expense	(220)	(210)
Interest income	129	38
Other expense	(65)	(53)
Income before income taxes	$2,965	$4,278

(1)	The $6 restructuring credit primarily represents a credit for employee termination benefits. This restructuring credit relates to the Upholstery Fabrics segment

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	July 31, 2011	May 1, 2011
Segment assets:
Mattress Fabrics
Current assets (2)	$29,999	$25,456
Assets held for sale	14	14
Non-compete agreements, net	443	480
Goodwill	11,462	11,462
Property, plant and equipment (3)	28,759	28,581
Total mattress fabrics assets	70,677	65,993
Upholstery Fabrics
Current assets (2)	23,764	23,476
Assets held for sale	61	61
Property, plant and equipment (4)	1,171	967
Total upholstery fabrics assets	24,996	24,504
Total segment assets	95,673	90,497
Non-segment assets:
Cash and cash equivalents	14,570	23,181
Short-term investments	10,443	7,699
Income taxes receivable	79	79
Deferred income taxes	3,428	3,899
Other current assets	2,862	2,376
Property, plant and equipment (5)	685	748
Other assets	1,567	1,572
Total assets	$129,307	$130,051

	Three months ended
(dollars in thousands)	July 31, 2011	August 1, 2010
Capital expenditures (6):
Mattress Fabrics	$1,205	$2,967
Upholstery Fabrics	292	85
Unallocated Corporate	9	30
Total capital expenditures	$1,506	$3,082
Depreciation expense:
Mattress Fabrics	$1,029	$877
Upholstery Fabrics	158	137
Total depreciation expense	$1,187	$1,014

(2)	Current assets represent accounts receivable and inventory for the respective segment.

(3)
The $28.8 million at July 31, 2011, represents property, plant, and equipment of $19.8 million and $9.0 million located in the U.S. and Canada, respectively. The $28.6 million at May 1, 2011, represents property, plant, and equipment of $20.0 million and $8.6 million located in the U.S. and Canada, respectively.

(4)
The $1.2 million at July 31, 2011, represents property, plant, and equipment located in the U.S. of $891, located in China of $205, and located in Poland of $75. The $967 at May 1, 2011, represents property, plant, and equipment located in the U.S. of $727, located in China of $184, and located in Poland of $56.

(5)
The $685 and $748 at July 31, 2011 and May 1, 2011, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate are located in the U.S.

(6)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.  Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $1.1 million, or 38.6% of income before income tax expense, for the three month period ended July 31, 2011, compared to income tax expense of $531,000, or 12.4% of income before income tax expense, for the three month period ended August 1, 2010. Our effective income tax rates for the three month periods ended July 31, 2011 and August 1, 2010 were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The income tax expense for the three month period ended July 31, 2011 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●	The income tax rate increased 11% for an increase in unrecognized tax benefits.

●
The income tax rate was reduced by 7% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●	The income tax rate was increased by 0.6% for stock-based compensation and other miscellaneous items.

The income tax expense for the three month period ended August 1, 2010 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate was reduced by 18% for a reduction in the valuation allowance recorded against substantially all of our net deferred tax assets. This reduction in the valuation allowance was primarily due to U.S. taxable income that we expected in fiscal 2011.

●
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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Deferred Income Taxes

Summary

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessments at July 31, 2011 and May 1, 2011, we recorded a partial valuation allowance of $16.4 million against our net deferred tax assets associated with our U.S. operations. No valuation allowance has been recorded against our net deferred tax assets associated with our operations located in China, Canada, and Europe.

United States

Our net deferred tax asset regarding our U.S. operations primarily pertains to incurring significant U.S. pre-tax losses over prior fiscal years, with U.S. loss carryforwards totaling $60.0 million at May 1, 2011. Due to the favorable results of our multi-year restructuring process in our upholstery fabric operations and key acquisitions and capital investments made for our mattress fabric segment, on a cumulative three-year basis ending May 1, 2011 (the end of our fiscal 2011), our U.S. operations earned a pre-tax income of $4.2 million. In addition, our U.S. operations reported a pre-tax income over fiscal years 2011 and 2010 totaling $8.2 million. We believe that fiscal years 2011 and 2010 are a more indicative measure of future pre-tax income as these fiscal years reflect operating performance after the cost savings of recent profit-improvement and restructuring plans were realized, as well as the full operational effects of the acquisitions associated with the company’s mattress fabric operations located in the U.S. This improvement continued in the first quarter of fiscal 2012, as our U.S. operations earned a cumulative pretax income over the first quarter of fiscal 2012 and fiscal years 2011 and 2010 totaling $8.9 million. Although our U.S. operations have reported pre-tax income on a cumulative three-year basis, the significant uncertainty in current and expected demand for furniture and mattresses, and the prevailing uncertainty in the overall economic climate, have made it very difficult to forecast medium and long-term financial results associated with our U.S. operations. Based on the current economic conditions, we believe it is too uncertain to project pre-tax income associated with our U.S. operations after fiscal 2012. Based on this significant positive and negative evidence, we maintained our position as of May 1, 2011, and recorded a partial valuation allowance of $16.4 million at July 31, 2011, against the net deferred tax assets associated with our U.S. operations that are expected to reverse beyond fiscal 2012.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At July 31, 2011, the current deferred tax asset of $1.2 million represents $927,000 and $310,000 from our operations located in the U.S. and China, respectively. At May 1, 2011, the current deferred tax asset of $293,000 pertains to our operations located in China. At July 31, 2011 and May 1, 2011, the current deferred tax liability of $82,000 pertains to our operations located in Canada. At July 31, 2011, the non-current deferred tax asset of $2.2 million represents $1.2 million and $1.0 million from our operations located in China and the U.S., respectively. At May 1, 2011, the non-current deferred tax asset of $3.6 million represents $2.3 million and $1.3 million from our operations located in the U.S. and China, respectively. At July 31, 2011 and May 1, 2011, the non-current deferred tax liability of $596,000 pertains to our operations located in Canada.

Uncertainty In Income Taxes

At July 31, 2011, we had $12.1 million of total gross unrecognized tax benefits, of which $4.2 million represents the amount of gross unrecognized tax benefits that, if recognized would favorably affect the income tax rate in future periods. Of the $12.1 million in gross unrecognized tax benefits as of July 31, 2011, $7.9 million were classified as net non-current deferred income taxes and $4.2 million were classified as income taxes payable –long-term in the accompanying consolidated balance sheets.

We estimate that the amount of gross unrecognized tax benefits will increase by approximately $1.4 million for fiscal 2012. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

16.  Statutory Reserves

Our subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of July 31, 2011, the company’s statutory surplus reserve was $2.8 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Our subsidiaries located in China can transfer funds to the parent company with the exception of the statutory surplus reserve of $2.8 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.  Commitments and Contingencies

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

Purchase Commitments

At July 31, 2011, and May 1, 2011, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $1.3 million and $980,000, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18.  Common Stock Repurchase Program

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

We purchased 119,075 shares of our common stock at a cost of $1.1 million for the three-month period ending July 31, 2011.

On August 25, 2011, our board of directors authorized the expenditure of an additional $2.0 million , for a total authorization of $7.0 million, for the repurchase of shares of our common stock. Since the initial authorization of this program on June 16, 2011, the company has purchased 399,982 shares of our common stock at a cost of $3.5 million as of September 8, 2011.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934).  Such statements are inherently subject to risks and uncertainties.  Further, forward looking statements are intended to speak only as of the date on which they are made, and we disclaim any duty to update such statements.  Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “estimate,” “plan” and “project” and their derivatives, and include but are not limited to statements about expectations for our future operations, production levels, sales, gross profit margins, operating income, SG&A, or other expenses, earnings, and other performance measures, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions.  Decreases in these economic indicators could have a negative effect on our business and prospects.  Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in the value of the U.S. dollar versus other currencies can affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada, China, and Europe can have a negative impact on our sales of products produced in those places. Also, economic and political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements are included in Item 1A “Risk Factors” section in our Form 10-K filed with the Securities and Exchange Commission on July 15, 2011 for the fiscal year ended May 1, 2011.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

Overview

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The three months ended July 31, 2011, and August 1, 2010, represent 13 week periods, respectively. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufacturers, sources and sells fabrics to bedding manufacturers. The upholstery fabrics segment sources, manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

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

We reported net sales of $60.3 million for the first quarter of fiscal 2012, an increase of 8%, compared with $55.9 million for the first quarter of fiscal 2011. This result reflects favorable growth trends as a result of a stronger competitive position in both our business segments and price increases we implemented starting in the fourth quarter of fiscal 2011 to partially offset increased raw material costs.

We reported income before income taxes of $3.0 million in the first quarter of fiscal 2012, a decrease of 31%, compared with $4.3 million for the first quarter of fiscal 2011. Despite the increase in net sales, the decrease in income before income taxes was primarily affected by significant increases in our raw material costs in both business segments and lower than expected results in our U.S. upholstery fabrics operation. As mentioned above, we implemented customer price increases in both business segments to partially offset the increased raw material costs. These price increases, however, are not expected to fully restore our reduced operating profit margins. We are beginning to see raw material prices stabilizing in our mattress fabrics segment, with some prices moving down somewhat with new purchases.

We reported net income of $1.8 million, or $0.14 per diluted share, in the first quarter of fiscal 2012, compared with net income of $3.7 million, or $0.28 per diluted share, in the first quarter of fiscal 2011. Net income for the first quarter of fiscal 2012 included income tax expense of $1.1 million, or 38.6% of income before income taxes, compared with income tax expense of $531,000, or 12.4% of income before income taxes, for the first quarter of fiscal 2011. The effective tax rate was lower in the first quarter of fiscal 2011 (at 12.4%) because of a non-cash reduction of our U.S. valuation allowance and adjustments made to our Canadian deferred tax liabilities associated with our election to file our Canadian income tax returns in U.S. dollars, which reduced our fiscal 2011 effective income tax rate by 18% and 7%, respectively. These reductions in our effective income tax rate in fiscal 2011 did not recur in fiscal 2012.

Despite ongoing economic uncertainties, we have maintained a strong financial position. At July 31, 2011, our cash and cash equivalents and short-term investments totaled $25.0 million, exceeding our total debt (current maturities of long-term debt and long-term debt) of $11.5 million, and representing 30.7% of shareholders’ equity.

On June 16, 2011, our board of directors authorized the expenditure of up to $5.0 million for the repurchase of shares of our common stock. On August 25, 2011, our board of directors authorized the expenditure of an additional $2.0 million for the repurchase of shares of common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, and through plans established under the Securities Exchange Act Rule 10b5-1. The amount of shares purchased and the timing of such purchases will be based on working capital requirements, market and general business conditions and other factors including alternative investment opportunities. Since the initial authorization of this program on June 16, 2011, we have purchased 399,982 shares of our common stock at a cost of $3.5 million, through September 8, 2011.

Segment Analysis

The following tables set forth the company’s statement of operations by segment for the three months ended July 31, 2011, and August 1, 2010.

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE THREE MONTHS ENDED JULY 31, 2011 AND AUGUST 1, 2010

(Amounts in thousands)

	THREE MONTHS ENDED (UNAUDITED)

	Amounts				Percent of Sales
	July 31,	August 1,		% Over	July 31,	August 1,
Net Sales by Segment	2011	2010		(Under)	2011	2010

Mattress Fabrics	$32,170	30,918		4.0%	53.4%	55.3%
Upholstery Fabrics	28,100	24,994		12.4%	46.6%	44.7%

Net Sales	$60,270	55,912		7.8%	100.0%	100.0%

Gross Profit by Segment					Gross Profit Margin

Mattress Fabrics	$5,137	5,990		(14.2)%	16.0%	19.4%
Upholstery Fabrics	3,741	3,719		0.6%	13.3%	14.9%

Gross Profit	$8,878	9,709		(8.6)%	14.7%	17.4%

Sales, General and Administrative expenses by Segment					Percent of Sales

Mattress Fabrics	$1,992	1,996		(0.2)%	6.2%	6.5%
Upholstery Fabrics	2,766	2,101		31.7%	9.8%	8.4%
Unallocated Corporate expenses	999	1,115		(10.4)%	1.7%	2.0%
Selling, General and Administrative expenses	5,757	5,212		10.5%	9.6%	9.3%

Operating income (loss) by Segment					Operating Income (Loss) Margin

Mattress Fabrics	$3,146	3,994		(21.2)%	9.8%	12.9%
Upholstery Fabrics	974	1,618		(39.8)%	3.5%	6.5%
Unallocated corporate expenses	(999)	(1,115)		(10.4)%	(1.7)%	(2.0)%
Subtotal	3,121	4,497		(30.6)%	5.2%	8.0%

Restructuring and related credit	-	6	(1)	(100.0)%	0.0%	0.0%

Operating income	$3,121	4,503		(30.7)%	5.2%	8.1%

Depreciation Expense by Segment

Mattress Fabrics	$1,029	877		17.3%
Upholstery Fabrics	158	137		15.3%
Total depreciation expense	1,187	1,014		17.1%

Notes:

(1) The $6 restructuring credit primarily represents a credit for employee termination benefits.

Three months ended July 31, 2011 compared with the Three Months ended August 1, 2010

Mattress Fabrics Segment

Net Sales

Mattress fabrics sales for the first quarter of fiscal 2012 were $32.2 million, an increase of 4% compared with $30.9 million for the first quarter of fiscal 2011. This increase in net sales was primarily driven by sales of knitted fabrics, our fastest growing product line. We continue to benefit from our recent investments to expand the internal capacity of both our knitted and damask woven product lines. This enhanced manufacturing platform has allowed us to better serve our customers in the major product categories. This increase in net sales also reflects price increases we implemented starting in the fourth quarter of fiscal 2011 to partially offset the increased raw material costs noted below.

Gross Profit and Operating Income

For the first quarter of fiscal 2012, the mattress fabrics segment reported a gross profit of $5.1 million, or 16% of net sales, compared with $6.0 million, or 19% of net sales, for the first quarter of fiscal 2011. Selling, general, and administrative expenses (SG&A) for the first quarter of fiscal 2012 and 2011 were $2.0 million. Operating income was $3.1 million for the first quarter of fiscal 2012 compared with $4.0 million for the first quarter of fiscal 2011. Operating margins were 10% and 13% of net sales in the first quarter of fiscal 2012 and 2011, respectively.

Although net sales increased 4% in the first quarter of fiscal 2012, gross profit and operating income decreased by 14% and 21%, respectively. This trend in profitability is primarily due to increased raw material costs that we began to experience in the second quarter of fiscal 2011.  We have implemented customer price increases starting in the fourth quarter of fiscal 2011 to partially offset the increased raw material costs. These customer price increases, however, are not expected to fully restore our reduced operating profit margins. In addition, we have taken steps to re-engineer products and yarns where possible without sacrificing quality, and enhance production efficiencies to mitigate the effects of higher raw material costs. However, we are beginning to see raw material prices stabilizing in this segment, with some prices moving down somewhat with new purchases.

Segment assets

Segment assets consist of accounts receivable, inventory, assets held for sale, non-compete agreements associated with the certain acquisitions, goodwill, and property, plant, and equipment.

As of July 31, 2011, accounts receivable and inventory totaled $30.0 million compared with $25.5 million at May 1, 2011.  During the first quarter of fiscal 2012, inventory increased $5.2 million to meet increased customer demand during the first part of this fiscal year.

As of July 31, 2011, property, plant and equipment totaled $28.8 million compared with $28.6 million at May 1, 2011.  The $28.8 million at July 31, 2011, represents property, plant, and equipment of $19.8 million and $9.0 million located in the U.S. and Canada, respectively. The $28.6 million at May 1, 2011, represents property, plant, and equipment of $20.0 million and $8.6 million located in the U.S. and Canada, respectively. The increase in this segment’s property, plant, and equipment balance at July 31, 2011 compared with May 1, 2011, is due to capital spending of $1.2 million offset by depreciation expense of $1.0 million.

As of July 31, 2011 and May 1, 2011, the carrying value of the segment’s goodwill was $11.5 million. As of July 31, 2011, and May 1, 2011, the carrying value of the non-compete agreements were $443,000 and $480,000, respectively. At July 31, 2011 and May 1, 2011, assets held for sale totaled $14,000.

Upholstery Fabrics Segment

Net Sales

Upholstery fabric net sales for the first quarter of fiscal 2012 were $28.1 million, a 12% increase compared with $25.0 million in the first quarter of fiscal 2011. Net sales of upholstery fabrics produced outside our U.S. manufacturing operations were $24.8 million in the first quarter of fiscal 2012, a 12% increase compared with $22.1 million in the first quarter of fiscal 2011. Net sales of upholstery fabrics produced by our U.S. manufacturing operations were $3.3 million in the first quarter of fiscal 2012, a 14% increase compared with $2.9 million in the first quarter of fiscal 2011.

Our increase in net sales was primarily driven by the growth of our China produced fabrics, with increased sales to key customers located in the U.S., the local China market, and other international customers. This increase in net sales also reflects price increases we implemented starting in the fourth quarter of fiscal 2011 to partially offset increased raw material costs. In addition, the increase in net sales also reflects the first full quarter of sales from our European operation located in Poland. This operation was established in the fourth quarter of fiscal 2011 and is still in the early stages and is experiencing the usual start-up activities and costs associated with a new location.

Gross Profit and Operating Income

The upholstery fabrics segment reported a gross profit of $3.7 million or 13% of net sales in the first quarter of fiscal 2012 compared with $3.7 million or 15% of net sales in the first quarter of fiscal 2011. Selling, general, and administrative expenses for the first quarter of fiscal 2012 were $2.8 million compared with $2.1 million in the first quarter of fiscal 2011. Operating income was $974,000 in the first quarter of fiscal 2012 compared with operating income of $1.6 million in the first quarter of fiscal 2011.

Although net sales increased 12% in the first quarter of fiscal 2012, gross profit remained flat and operating income decreased 40%. As with our mattress fabrics segment, this trend in profitability is partly due to increased raw material costs that we began to experience in the second quarter of fiscal 2011.  As a result, we implemented customer price increases starting in the fourth quarter of fiscal 2011 to partially offset the increased raw material costs. These customer price increases, however, are not expected to fully restore our reduced operating profit margins. The adverse trend in profitability is also due to lower profitability in our velvet products line, which is manufactured in our one remaining U.S. operation located in Anderson, South Carolina. The lower profitability in our velvet products line is due to both higher raw material costs and lower demand in this product category. In addition to the customer price increases mentioned above, we are taking further steps to align our velvet capacity with expected demand in the second quarter of fiscal 2012. Further, we are encouraged about the opportunity to increase our net sales of woven texture products, which we started manufacturing at this U.S. facility just over two years ago. Our costs to produce this product category in the U.S. are now comparable to our production costs in China.

Segment Assets

Segment assets consist of accounts receivable, inventory, assets held for sale, and property, plant, and equipment.  As of July 31, 2011, accounts receivable and inventory totaled $23.8 million compared to $23.5 million at May 1, 2011. At July 31, 2011 and May 1, 2011, assets held for sale totaled $61,000.

As of July 31, 2011, property, plant, and equipment totaled $1.2 million compared with $967,000 at May 1, 2011. The $1.2 million at July 31, 2011, represents property, plant, and equipment located in the U.S. of $893,000, located in China of $205,000, and located in Poland of $75,000. The $967,000 at May 1, 2011, represents property, plant, and equipment located in the U.S. of $727,000, located in China of $184,000, and located in Poland of $56,000.

Other Income Statement Categories

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (SG&A) for the company as a whole were $5.8 million for the first quarter of fiscal 2012 compared with $5.2 million for the first quarter of fiscal 2011. As a percent of net sales, SG&A expenses were 9.6% in the first quarter of fiscal 2012 compared with 9.3% in the first quarter of fiscal 2011.  This increase reflects start-up expenses associated with our Culp Europe operations that did not occur in the first quarter of fiscal 2011.

Interest Expense (Income)

Interest expense for the first quarter of fiscal 2012 was $220,000 compared to $210,000 for the first quarter of fiscal 2011.

Interest income was $129,000 for the first quarter of fiscal 2012 compared to $38,000 for the first quarter of fiscal 2011. Our increase in interest income is primarily due to a higher rate of return on increased short-term investment balances during the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011.

Other Expense

Other expense for the first quarter of fiscal 2012 was $65,000 compared with other expense of $53,000 for the first quarter of fiscal 2011.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $1.1 million, or 38.6% of income before income tax expense, for the three month period ended July 31, 2011, compared to income tax expense of $531,000, or 12.4% of income before income tax expense, for the three month period ended August 1, 2010. Our effective income tax rates for the three month periods ended July 31, 2011 and August 1, 2010 were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The income tax expense for the three month period ended July 31, 2011 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●	The income tax rate increased 11% for an increase in unrecognized tax benefits.

●
The income tax rate was reduced by 7% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●	The income tax rate was increased by 0.6% for stock-based compensation and other miscellaneous items.

The income tax expense for the three month period ended August 1, 2010 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate was reduced by 18% for a reduction in the valuation allowance recorded against substantially all of our net deferred tax assets. This reduction in the valuation allowance was primarily due to U.S. taxable income that we expected in fiscal 2011.

●
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

Deferred Income Taxes

Summary

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessments at July 31, 2011 and May 1, 2011, we recorded a partial valuation allowance of $16.4 million against our net deferred tax assets associated with our U.S. operations. No valuation allowance has been recorded against our net deferred tax assets associated with our operations located in China, Canada, and Europe.

United States

Our net deferred tax asset regarding our U.S. operations primarily pertains to incurring significant U.S. pre-tax losses in prior fiscal years, with U.S. loss carryforwards totaling $60.0 million at May 1, 2011. Due to the favorable results of our multi-year restructuring process in our upholstery fabric operations and key acquisitions and capital investments made for our mattress fabric segment, on a cumulative three-year basis ending May 1, 2011 (the end of our fiscal 2011), our U.S. operations earned a pre-tax income of $4.2 million. In addition, our U.S. operations reported a pre-tax income over fiscal years 2011 and 2010 totaling $8.2 million. We believe that fiscal years 2011 and 2010 are a more indicative measure of future pre-tax income as these fiscal years reflect operating performance after the cost savings of recent profit-improvement and restructuring plans were realized, as well as the full operational effects of the acquisitions associated with the company’s mattress fabric operations located in the U.S. This improvement continued in the first quarter of fiscal 2012, as our U.S. operations earned a cumulative pretax income over the first quarter of fiscal 2012 and fiscal years 2011 and 2010 totaling $8.9 million. Although our U.S. operations have reported pre-tax income on a cumulative three-year basis, the significant uncertainty in current and expected demand for furniture and mattresses, and the prevailing uncertainty in the overall economic climate, have made it very difficult to forecast medium and long-term financial results associated with our U.S. operations. Based on the current economic conditions, we believe it is too uncertain to project pre-tax income associated with our U.S. operations after fiscal 2012. Based on this significant positive and negative evidence, we maintained our position as of May 1, 2011, and recorded a partial valuation allowance of $16.4 million at July 31, 2011, against the net deferred tax assets associated with our U.S. operations that are expected to reverse beyond fiscal 2012.

Overall

The recorded valuation allowance of $16.4 million has no effect on our operations, loan covenant compliance, or the possible realization of the U.S. income tax loss carryforwards in the future. If it is determined that it is more-likely-than-not that we will realize any of these U.S. income tax loss carryforwards, an income tax benefit would be recognized at that time.

At July 31, 2011, the current deferred tax asset of $1.2 million represents $927,000 and $310,000 from our operations located in the U.S. and China, respectively. At May 1, 2011, the current deferred tax asset of $293,000 pertains to our operations located in China. At July 31, 2011 and May 1, 2011, the current deferred tax liability of $82,000 pertains to our operations located in Canada. At July 31, 2011, the non-current deferred tax asset of $2.2 million represents $1.2 million and $1.0 million from our operations located in China and the U.S., respectively. At May 1, 2011, the non-current deferred tax asset of $3.6 million represents $2.3 million and $1.3 million from our operations located in the U.S. and China, respectively. At July 31, 2011 and May 1, 2011, the non-current deferred tax liability of $596,000 pertains to our operations located in Canada.

Uncertainty In Income Taxes

At July 31, 2011, we had $12.1 million of total gross unrecognized tax benefits, of which $4.2 million represents the amount of gross unrecognized tax benefits that, if recognized would favorably affect the income tax rate in future periods. Of the $12.1 million in gross unrecognized tax benefits as of July 31, 2011, $7.9 million were classified as net non-current deferred income taxes and $4.2 million were classified as income taxes payable –long-term in the accompanying consolidated balance sheets.

We estimate that the amount of gross unrecognized tax benefits will increase by approximately $1.4 million for fiscal 2012. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

Liquidity and Capital Resources

Liquidity

Our sources of liquidity include cash and cash equivalents, short-term investments, cash flow from operations, and amounts available under our unsecured revolving credit lines. These sources have been adequate for day-to-day operations and capital expenditures. We believe our present cash and cash equivalents and short-term investment balance of $25.0 million at July 31, 2011, cash flow from operations, and current availability under our unsecured revolving credit lines will be sufficient to fund our business needs and fiscal 2012 contractual obligations.

Despite ongoing economic uncertainties, we have maintained a strong financial position. At July 31, 2011, our cash and cash equivalents and short-term investments totaled $25.0 million, exceeding our total debt (current maturities of long-term debt and long-term debt) of $11.5 million, and representing 30.7% of shareholders’ equity. Our cash and cash equivalents and short-term investments of $25.0 million at July 31, 2011, decreased from $30.9 million at May 1, 2011. This decrease represents higher than normal working capital levels to facilitate our sales growth and common stock repurchases of $1.1 million during the first quarter of fiscal 2012. An important priority for us for the remainder of fiscal 2012 will be to bring working capital back to historical levels.

During the second quarter of fiscal 2012, we made our first principal payment of $2.2 million associated with our note agreement and borrowed $3.5 million under our U.S. revolving credit agreement to fund current working capital requirements associated with our increased sales growth.

On June 16, 2011, our board of directors authorized the expenditure of up to $5.0 million for the repurchase of shares of our common stock. On August 25, 2011, our board of directors authorized the expenditure of an additional $2.0 million for the repurchase of shares of common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, and through plans established under the Securities Exchange Act Rule 10b5-1. The amount of shares purchased and the timing of such purchases will be based on working capital requirements, market and general business conditions and other factors including alternative investment opportunities. Since the initial authorization of this program on June 16, 2011, we have purchased 399,982 shares of our common stock at a cost of $3.5 million, through September 8, 2011.

Our cash and cash equivalents and short-term investment balance may be adversely affected by factors beyond our control, such as weakening industry demand and delays in receipt of payment on accounts receivable.

Working Capital

Accounts receivable at July 31, 2011, were $18.9 million, an increase of 3% compared with $18.3 million at August 1, 2010.  Days’ sales outstanding totaled 26 and 28 days during the quarters ended July 31, 2011 and August 1, 2010, respectively. Although net sales increased 8% in the first quarter of fiscal 2012 compared with the first quarter of 2011, our accounts receivable balance increased only slightly due to improved cash collections. Our improved cash collections are due to major customers in both our upholstery and mattress fabrics segments taking advantage of cash discounts for early payments.

Inventories as of July 31, 2011 were $34.9 million, an increase of $5.2 million, or 17%, compared with $29.7 million at August 1, 2010. This increase primarily reflects increased business volume in both our business segments in the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011. Inventory turns for the first quarter of fiscal 2012 were 6.0 compared with 6.4 for the first quarter of fiscal 2011.

Accounts payable-trade as of July 31, 2011, were $25.0 million, an increase of $2.2 million, or 10% compared with $22.8 million at August 1, 2010. This increase primarily reflects increased business volume and inventory purchases in both our business segments in the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011.

Operating working capital (comprised of accounts receivable and inventories, less accounts payable-trade and capital expenditures) was $28.4 million at July 31, 2011 compared with $24.7 million at August 1, 2010. Working capital turnover was 8.6 and 9.4 during the quarters ended July 31, 2011, and August 1, 2010, respectively.

Financing Arrangements

Unsecured Term Notes

In connection with the Bodet & Horst acquisition in 2008, we entered into a note agreement dated August 11, 2008. This agreement provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The principal payments are payable over an average term of 4 years through August 11, 2015. This agreement contains customary financial and other covenants as defined in the agreement.

We made our first principal payment of $2.2 million associated with this note agreement on August 11, 2011.

Government of Quebec Loan

We have an agreement with the Government of Quebec for a term loan that is non-interest bearing and is payable in 48 equal monthly installments (denominated in Canadian dollars) commencing December 1, 2009. The proceeds were used to partially finance capital expenditures at our Rayonese facility located in Quebec, Canada.

Revolving Credit Agreement – United States

At July 31, 2011, we had an unsecured Amended and Restated Credit Agreement that provided for a revolving loan commitment of $6.5 million, including letters of credit up to $3.0 million. This agreement was set to expire August 15, 2012 and provided for a pricing matrix to determine the interest rate payable on loans made under the agreement (applicable interest rate of 2.19% at July 31, 2011). As of July 31, 2011, there were $125,000 in outstanding letters of credit (all of which related to workers compensation). At July 31, 2011 and May 1, 2011, there were no borrowings outstanding under the agreement.

At August 25, 2011, we entered into a seventeenth amendment to the Amended and Restated Credit Agreement, amending the agreement that was effective as of July 31, 2011 (the end of our first quarter of fiscal 2012). This amendment extends the expiration date on the line of credit through August 25, 2013, increases the revolving loan commitment from $6.5 million to $10.0 million, and decreases the capital expenditure limit for fiscal years 2012 and 2013 from $10.0 million to $6.0 million.

At September 9, 2011, borrowings of $3.5 million were outstanding under this agreement to fund current working capital requirements.

Revolving Credit Agreement – China

At July 31, 2011, we had an unsecured credit agreement associated with our operations in China that provided for a line of credit of up to approximately $6.2 million and expired on September 2, 2011. This agreement had an interest rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of July 31, 2011 and May 1, 2011.

On September 2, 2011, we renewed our unsecured credit agreement associated with our operations in China. The renewal extended the agreement to September 2, 2012 and provided for a line of credit up to approximately $6.2 million.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At July 31, 2011, the company was in compliance with these financial covenants.

At July 31, 2011, the principal payment requirements of long-term debt during the next five years are: Year 1 – $2.4 million; Year 2 - $2.4 million; Year 3 - $2.3 million; Year 4 - $2.2 million; and Year 5 - $2.2 million.

Capital Expenditures and Depreciation

Capital expenditures on a cash basis for the three months ended July 31, 2011 and August 1, 2010, were $1.3 million and $3.2 million, respectively. Capital expenditures for the three months ended July 31, 2011 and August 1, 2010 mostly relate to the mattress fabrics segment. Depreciation expense for the three months ended July 31, 2011 and August 1, 2010 was $1.2 million $1.0 million, respectively. Depreciation expense for the three months ended July 31, 2011 and August 1, 2010, primarily relates to the mattress fabrics segment.

For fiscal 2012, we currently expect cash capital expenditures to be approximately $4.0 million compared with $6.4 million in fiscal 2011 and $7.4 million in fiscal 2010. Planned capital expenditures for fiscal 2012 primarily relate to the mattress fabrics segment. For fiscal 2012, depreciation expense is projected to be $5.0 million, which primarily relates to the mattress fabrics segment.

At July 31, 2011, we had amounts due regarding capital expenditures totaling $342,000, which pertain to outstanding vendor invoices, none of which are financed. The total outstanding amount of $342,000 is required to be paid in full in fiscal 2012.

Critical Accounting Policies and Recent Accounting Developments

As of July 31, 2011, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended May 1, 2011.

Refer to Note 1 located in the notes to the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended May 1, 2011.

Contractual Obligations

As of July 31, 2011, there were no significant or new contractual obligations from those reported in our annual report on Form 10-K for the year ended May 1, 2011, with the exception of open purchase commitments to acquire equipment with regard to the mattress fabrics segment totaling $1.3 million at July 31, 2011, compared with $980,000 at May 1, 2011.

Inflation

Any significant increase in our raw material costs, utility/energy costs and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited our ability to pass significant operating increases on to customers. As discussed elsewhere in this report (see “Segment Analysis’), significant increases in raw material costs led to lower profit margins for both of our business segments during the first quarter of fiscal 2012.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our revolving credit lines. At July 31, 2011, our U.S. revolving credit agreement provides for a pricing matrix to determine the interest rate payable on loans made under this agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. At July 31, 2011, there were no borrowings outstanding under these revolving credit lines.

We are not exposed to market risk from changes in interest rates on our long-term debt. Our unsecured term notes have a fixed interest rate of 8.01%, and the loan associated with the Government of Quebec is non-interest bearing.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in China, Canada, and Europe. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiary domiciled in Canada, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates at July 31, 2011, would not have had a significant impact on our results of operations or financial position.

ITEM 4.   CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2011, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended July 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended July 31, 2011. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2011 for the fiscal year ended May 1, 2011.

Item 1A.  Risk Factors

There have not been any material changes to our risk factors during the three months ended July 31, 2011. Our risk factors are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2011 for the fiscal year ended May 1, 2011.

Item 2. Unregistered Sales Of Equity Securities And Use Of Sales Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 2, 2011 to June 5, 2011	-	-	-	-
June 6, 2011 to July 3, 2011	69,383	$9.07	69,383	$6,370,510
July 4, 2011 to July 31, 2011	49,692	$9.48	49,692	$5,899,516
Total	119,075	$9.24	119,075	$5,899,516

(1)
On June 16, 2011, our board of directors authorized the expenditure of $5.0 million for the repurchase of our common stock. On August 25, 2011, our board of directors authorized the expenditure of an additional $2.0 million (a cumulative total of $7.0 million) for the repurchase of our common stock. The amounts determined in column (d) above are based on the cumulative authorized amount of $7.0 million as of August 25, 2011.

Item 6.  Exhibits

The following exhibits are submitted as part of this report.

3(i)
Articles of Incorporation of the company, as amended, were filed as Exhibit 3(i) to the company’s Form 10-Q for the quarter ended July 28, 2002, filed September 11, 2002 (Commission File No. 001-12597), and are incorporated herein by reference.

3 (ii)	Restated and Amended Bylaws of the company, as amended November 12, 2007, were filed as Exhibit 3.1 to the company’s Form 8-K dated November 12, 2007, and incorporated herein by reference.

10.1	Seventeenth Amendment to Amended and Restated Credit Agreement dated as of August 25, 2011 among Culp, Inc. and Wells Fargo Bank, N.A.

10.2	Written description of compensation arrangement for non-employee directors.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

II-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CULP, INC.
(Registrant)

Date: September 9, 2011	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant
and also signing as principal financial officer)

	By:	/s/ Thomas B. Gallagher, Jr.
Thomas B. Gallagher, Jr.
Corporate Controller
(Authorized to sign on behalf of the registrant
and also signing as principal accounting officer)

II-2

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Seventeenth Amendment to Amended and Restated Credit Agreement dated as of August 25, 2011 among Culp, Inc. and Wells Fargo Bank, N.A.

10.2	Written description of compensation arrangement for non-employee directors.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document