Form 10-Q
period 2011-10-30
CULP INC
filed 2011-12-09
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           ☐ YES      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding at October 30, 2011:  12,766,788
Par Value: $0.05 per share

INDEX TO FORM 10-Q
For the period ended October 30, 2011

Item 1: Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 30, 2011 AND OCTOBER 31, 2010
UNAUDITED
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED

	October 30,	October 31,
	2011	2010

Net sales	$58,013	48,879
Cost of sales	49,367	41,270
Gross profit	8,646	7,609

Selling, general and
administrative expenses	5,720	4,202
Income from operations	2,926	3,407

Interest expense	188	225
Interest income	(110)	(49)
Other (income) expense	(15)	30
Income before income taxes	2,863	3,201

Income taxes	(3,389)	(801)
Net income	$6,252	4,002

Net income per share, basic	$0.49	0.31
Net income per share, diluted	0.49	0.30
Average shares outstanding, basic	12,733	12,932
Average shares outstanding, diluted	12,871	13,167

	SIX MONTHS ENDED

	October 30,	October 31,
	2011	2010

Net sales	$118,283	104,791
Cost of sales	100,759	87,473
Gross profit	17,524	17,318

Selling, general and
administrative expenses	11,477	9,416
Restructuring credit	-	(8)
Income from operations	6,047	7,910

Interest expense	409	435
Interest income	(238)	(87)
Other expense	49	83
Income before income taxes	5,827	7,479

Income taxes	(2,244)	(270)
Net income	$8,071	7,749

Net income per share, basic	$0.63	0.60
Net income per share, diluted	0.62	0.59
Average shares outstanding, basic	12,898	12,901
Average shares outstanding, diluted	13,025	13,186

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
OCTOBER 30, 2011, OCTOBER 31, 2010 AND MAY 1, 2011
UNAUDITED
(Amounts in Thousands)

	October 30,	October 31	* May 1,
	2011	2010	2011

Current assets:
Cash and cash equivalents	$13,795	15,262	23,181
Short-term investments	10,482	4,035	7,699
Accounts receivable, net	16,241	14,810	20,209
Inventories	33,776	29,435	28,723
Deferred income taxes	2,659	176	293
Assets held for sale	75	123	75
Income taxes receivable	79	477	79
Other current assets	1,602	1,234	2,376
Total current assets	78,709	65,552	82,635

Property, plant and equipment, net	30,431	31,225	30,296
Goodwill	11,462	11,462	11,462
Deferred income taxes	4,540	1,391	3,606
Other assets	1,982	2,278	2,052

Total assets	$127,124	111,908	130,051

Current liabilities:
Current maturities of long-term debt	$2,401	2,396	2,412
Accounts payable-trade	21,689	17,992	24,871
Accounts payable - capital expenditures	112	253	140
Accrued expenses	6,839	5,665	7,617
Accrued restructuring costs	40	287	44
Deferred income taxes	-	-	82
Income taxes payable - current	373	90	646
Total current liabilities	31,454	26,683	35,812

Income taxes payable - long-term	4,096	3,890	4,167
Deferred income taxes	659	622	596
Long-term debt, less current maturities	6,818	9,209	9,135

Total liabilities	43,027	40,404	49,710

Commitments and Contingencies (Note 17)

Shareholders' equity	84,097	71,504	80,341

Total liabilities and
shareholders' equity	$127,124	111,908	130,051

Shares outstanding	12,767	13,199	13,264

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 30, 2011 AND OCTOBER 31, 2010
UNAUDITED
(Amounts in Thousands)

	SIX MONTHS ENDED

	October 30,	October 31,
	2011	2010

Cash flows from operating activities:
Net income	$8,071	7,749
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,386	2,097
Amortization of other assets	127	258
Stock-based compensation	178	204
Excess tax benefit related to stock-based compensation	(39)	(270)
Deferred income taxes	(3,280)	(1,183)
Gain (loss) on sale of equipment	(128)	4
Foreign currency exchange (gains) losses	(164)	60
Changes in assets and liabilities:
Accounts receivable	4,004	5,110
Inventories	(4,964)	(3,363)
Other current assets	750	477
Other assets	(31)	(45)
Accounts payable - trade	(3,382)	(4,493)
Accrued expenses	(754)	(4,112)
Accrued restructuring	(4)	(37)
Income taxes	(189)	121
Net cash provided by operating activities	2,581	2,577

Cash flows from investing activities:
Capital expenditures	(2,551)	(5,076)
Proceeds from the sale of equipment	130	27
Purchase of short-term investments	(4,789)	(1,012)
Proceeds from the sale of short-term investments	2,032	-
Net cash used in investing activities	(5,178)	(6,061)

Cash flows from financing activities:
Proceeds from lines of credit	3,500	-
Payments on lines of credit	(3,500)	-
Payments on long-term debt	(2,305)	(80)
Payments on vendor-financed capital expenditures	-	(188)
Proceeds from common stock issued	237	511
Common stock repurchased	(4,776)	-
Debt issuance costs	(26)	(27)
Excess tax benefit related to stock-based compensation	39	270
Net cash (used in) provided by financing activities	(6,831)	486

Effect of exchange rate changes on cash and cash equivalents	42	(35)

Decrease in cash and cash equivalents	(9,386)	(3,033)

Cash and cash equivalents at beginning of period	23,181	18,295

Cash and cash equivalents at end of period	$13,795	15,262

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, May 2, 2010	13,051,785	$652	49,459	12,833	103	$63,047
Net income	-	-	-	16,164	-	16,164
Stock-based compensation	-	-	360	-	-	360
Loss on cash flow hedge, net of taxes	-	-	-	-	(103)	(103)
Common stock issuable in connection
with performance based units	40,000	2	(2)	-	-	-
Common stock withheld for withholding taxes
payable and cost of option exercises	(60,415)	(3)	(560)	-	-	(563)
Excess tax benefit related to stock
based compensation	-	-	339	-	-	339
Fully vested common stock award	3,114	-	-	-	-	-
Common stock issuable in connection					.
with stock option plans	229,974	12	1,085	-	-	1,097
Balance, May 1, 2011	13,264,458	663	50,681	28,997	-	80,341
Net income	-	-	-	8,071	-	8,071
Stock-based compensation	-	-	178	-	-	178
Unrealized gain on short-term investments	-	-	-	-	7	7
Excess tax benefit related to stock
based compensation	-	-	39	-	-	39
Common stock repurchased	(550,245)	(27)	(4,749)	-	-	(4,776)
Fully vested common stock award	3,075	-	-			-
Common stock issued in connection
with stock option plans	49,500	2	235	-	-	237
Balance, October 30, 2011	12,766,788	$638	46,384	37,068	7	$84,097

See accompanying notes to consolidated financial statements.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiaries (the “company”) include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position in accordance with accounting principles generally accepted in the U.S.  All of these adjustments are of a normal recurring nature.  Results of operations for interim periods may not be indicative of future results.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2011 for the fiscal year ended May 1, 2011.

The company’s six-months ended October 30, 2011 and October 31, 2010, represent 26 week periods, respectively.

2. Significant Accounting Policies

As of October 30, 2011, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended May 1, 2011.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In September 2011, the FASB issued amended guidance that permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the current two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. This guidance is effective for interim and annual reporting periods beginning April 30, 2012, with early adoption permitted, and will not have a material impact on our results of operations, cash flows or financial position.

3.  Stock-Based Compensation

Common Stock Award

On October 1, 2011, we granted a total of 3,075 shares of common stock to our board of directors. These shares of common stock vested immediately and were measured at $8.45 per share, which represents the closing price of the company’s common stock at the date of grant.

On October 1, 2010, we granted a total of 3,114 shares of common stock to our board of directors. These shares of common stock vested immediately and were measured at $10.02 per share, which represents the closing price of the company’s common stock at the date of grant.

We recorded $26,000 and $31,000 of compensation expense within selling, general, and administrative expense for these common stock awards for the six-month period ending October 30, 2011 and October 31, 2010, respectively.

Incentive Stock Option Awards

We did not grant any incentive stock option awards during the first six months of fiscal 2012.

At October 30, 2011, options to purchase 219,375 shares of common stock were outstanding, had a weighted average exercise price of $7.26 per share, and a weighted average contractual term of 5.6 years. At October 30, 2011, the aggregate intrinsic value for options outstanding was $305,000.

At October 30, 2011, outstanding options to purchase 160,175 shares of common stock were exercisable, had a weighted average exercise price of $7.85 per share, and a weighted average contractual term of 5.3 years. At October 30, 2011, the aggregate intrinsic value for options exercisable was $129,000.

The aggregate intrinsic value for options exercised during six-month periods ended October 30, 2011 and October 31, 2010 were $196,000 and $742,000, respectively.

The remaining unrecognized compensation cost related to incentive stock option awards at October 30, 2011, was $129,000 which is expected to be recognized over a weighted average period of 1.2 years.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We recorded $67,000 and $77,000 of compensation expense on incentive stock option grants within selling, general, and administrative expense for the six-month periods ended October 30, 2011, and October 31, 2010, respectively.

Time Vested Restricted Stock Awards

We did not grant any time vested restricted stock awards during the first six months of fiscal 2012.

We recorded $85,000 and $83,000 of compensation expense within selling, general, and administrative expense for time vested restricted stock awards for the six-month periods ending October 30, 2011 and October 31, 2010, respectively.

At October 30, 2011, there were 185,000 shares of time vested restricted stock outstanding and unvested. Of the 185,000 shares outstanding and unvested, 105,000 shares (granted on January 7, 2009) vest in equal one-third installments on May 1, 2012, 2013, and 2014, respectively. The remaining 80,000 shares (granted on July 1, 2009) vest in equal one-third installments on July 1, 2012, 2013, and 2014, respectively. At October 30, 2011, the weighted average fair value of these outstanding and unvested shares was $3.63 per share.

During the six-month period ending October 30, 2011, 10,000 shares of time vested restricted stock vested and had a weighted average fair value of $18,800 or $1.88 per share.

At October 30, 2011, the remaining unrecognized compensation cost related to the unvested restricted stock awards was $244,000, which is expected to be recognized over a weighted average vesting period of 1.9 years.

Performance Based Restricted Stock Units

We did not grant any performance based restricted stock units during the first six months of fiscal 2012.

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

No compensation cost was recorded for performance based restricted stock units for the six-month period ended October 30, 2011 as all performance based restricted stock units that have been granted by the company were fully vested at the end of fiscal 2011. We recorded $12,000 within selling, general, and administrative expense for performance based restricted stock units for the six-month period ended October 31, 2010.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Compensation expense associated with this agreement was $29,000 for the six-months ended October 30, 2011.

4.  Accounts Receivable

A summary of accounts receivable follows:

(dollars in thousands)	October 30, 2011	May 1, 2011
Customers	$17,347	$21,562
Allowance for doubtful accounts	(686)	(776)
Reserve for returns and allowances and discounts	(420)	(577)
	$16,241	$20,209

A summary of the activity in the allowance for doubtful accounts follows:

(dollars in thousands)	Six months ended
	October 30, 2011	October 31, 2010
Beginning balance	$(776)	$(1,322)
Provision for bad debts	48	415
Net write-offs, net of recoveries	42	(5)
Ending balance	$(686)	$(912)

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

	Six months ended
(dollars in thousands)	October 30, 2011	October 31, 2010
Beginning balance	$(577)	$(534)
Provision for returns, allowances and discounts	(1,197)	(1,152)
Credits issued	1,354	1,080
Ending balance	$(420)	$(606)

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.  Inventories

Inventories are carried at the lower of cost or market.  Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	October 30, 2011	May 1, 2011
Raw materials	$5,226	$6,130
Work-in-process	2,166	2,421
Finished goods	26,384	20,172
	$33,776	$28,723

6. Other Assets

A summary of other assets follows:

(dollars in thousands)	October 30, 2011	May 1, 2011
Cash surrender value – life insurance	$1,326	$1,323
Non-compete agreements, net	406	480
Other	250	249
	$1,982	$2,052

We recorded non-compete agreements in connection with our asset purchase agreements with International Textile Group, Inc. (ITG) and Bodet & Horst at their fair values based on valuation techniques. The non-compete agreement associated with ITG was amortized on a straight line basis over the four year life of the agreement and expired at the end of the third quarter of fiscal 2011. The non-compete agreement associated with Bodet & Horst is amortized on a straight line basis over the six year life of the agreement and requires quarterly payments of $12,500 over the life of the agreement. As of October 30, 2011, the total remaining non-compete payments were $137,500

The gross carrying amount of these non-compete agreements was $1.0 million at October 30, 2011 and May 1, 2011, respectively. At October 30, 2011 and May 1, 2011, accumulated amortization for these non-compete agreements was $643,000 and $544,000, respectively. Amortization expense for these non-compete agreements was $99,000 and $243,000 for the six month periods ended October 30, 2011 and October 31, 2010, respectively. The remaining amortization expense (which includes the total remaining Bodet & Horst non-compete payments of $137,500) for the next four fiscal years follows: FY 2012 - $99,000; FY 2013 - $198,000; FY 2014 - $198,000; and FY 2015 - $49,000. The weighted average amortization period for these non-compete agreements is 2.8 years as of October 30, 2011.

At October 30, 2011 and May 1, 2011, we had four life insurance contracts with death benefits to the respective insured totaling $12.9 million. Our cash surrender value – life insurance balances of $1.3 million at October 30, 2011 and May 1, 2011, respectively, are collectible upon death of the respective insured.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	October 30, 2011	May 1, 2011
Compensation, commissions and related benefits	$4,628	$6,032
Interest	147	184
Other accrued expenses	2,064	1,401
	$6,839	$7,617

8. Long-Term Debt and Lines of Credit

A summary of long-term debt and lines of credit follows:

(dollars in thousands)	October 30, 2011	May 1, 2011
Unsecured senior term notes	$8,800	$11,000
Canadian government loan	419	547
	9,219	11,547
Current maturities of long-term debt	(2,401)	(2,412)
Long-term debt, less current maturities of long-term debt	$6,818	$9,135

Unsecured Term Notes

In connection with the Bodet & Horst acquisition in 2008, we entered into a note agreement dated August 11, 2008. This agreement provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The principal payments are payable over an average term of 3.8 years through August 11, 2015. Any principal prepayments will be assessed a penalty as defined in the agreement. This agreement contains customary financial and other covenants as defined in the agreement.

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

Revolving Credit Agreement – United States

At May 1, 2011, we had an unsecured Amended and Restated Credit Agreement that provided for a revolving loan commitment of $6.5 million, including letters of credit up to $3.0 million. This agreement was set to expire August 15, 2012. On August 25, 2011, we entered into a seventeenth amendment to the Amended and Restated Credit Agreement, amending the agreement effective May 1, 2011 (the end of our fiscal 2011). This amendment extends the expiration date of the line of credit through August 25, 2013, increases the revolving loan commitment from $6.5 million to $10.0 million, and decreases the capital expenditure limit for fiscal years 2012 and 2013 from $10.0 million to $6.0 million.  The amended agreement provides for a pricing matrix to determine the interest rate payable on loans made under the agreement (applicable interest rate of 2.24% at October 30, 2011). As of October 30, 2011, there were $125,000 in outstanding letters of credit (all of which related to workers compensation). At October 30, 2011 and May 1, 2011, there were no borrowings outstanding under the agreement.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revolving Credit Agreement – China

At October 30, 2011, we had an unsecured credit agreement associated with our operations in China that provided for a line of credit of up to approximately $6.3 million. This agreement expires on September 2, 2012 and has an interest rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of October 30, 2011 and May 1, 2011.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At October 30, 2011, the company was in compliance with these financial covenants.

At October 30, 2011, the principal payment requirements of long-term debt during the next four years are: Year 1 – $2.4 million; Year 2 - $2.4 million; Year 3 - $2.2 million; and Year 4 - $2.2 million.

The fair value of the company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities.  At October 30, 2011, the carrying value of the company’s long-term debt was $9.2 million and the fair value was $8.5 million. At May 1, 2011, the carrying value of the company’s long-term debt was $11.5 million and the fair value was $10.2 million.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

Fair value measurements at October 30, 2011 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Low Duration Bond Fund	$2,007	N/A	N/A	$2,007
Limited Term Bond Fund	2,024	N/A	N/A	2,024
Intermediate Term Bond Fund	1,022	N/A	N/A	1,022

Fair value measurements at May 1, 2011 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Low Duration Bond Fund	$1,003	N/A	N/A	$1,003

The determination of where an asset or liability falls in the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter based on various factors and it is possible that an asset or liability may be classified differently from quarter to quarter. However, we expect that changes in classifications between different levels will be rare.

Short-term investments include short-term bond funds and deposit accounts that have maturities of less than one year. Our short-term bond funds are classified as available-for-sale and their unrealized gains or losses are included in other comprehensive income. Our short-term bond funds were recorded at their fair value of $5.0 million and $1.0 million at October 30, 2011 and May 1, 2011, respectively. At October 30, 2011 and May 1, 2011, the fair value of our short-term bond funds approximates its cost basis.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Amounts in Thousands)
Fair Values of Derivative Instruments As of,

	October 30, 2011		May 1, 2011

Derivatives designated as hedging instruments under ASC Topic 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Canadian dollar foreign exchange contract	Other assets	$ -	Other assets	$-

Derivatives in ASC Topic 815 Net Investment Hedging Relationships	Amt of Gain (Loss) (net of tax) Recognized in OCI on Derivative (Effective Portion) and recorded in Other assets and Accrued Expenses at Fair Value		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (net of tax) or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

	2012	2011		2012	2011		2012	2011

Canadian Dollar Foreign Exchange Contract	$ -	$(103)	Other Expense	$ -	$ 5	Other Expense	$ -	$ 79

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

11.  Cash Flow Information

Payments for interest and income taxes follows:

	Six months ended
(dollars in thousands)	October 30, 2011	October 31, 2010
Interest	$445	$454
Net income tax payments	1,227	840

No interest costs were capitalized for the six months ending October 30, 2011. Interest costs of $17,000 for the construction of qualifying property, plant, and equipment were capitalized for the six months ending October 31, 2010.

During the six-month period ending October 30, 2011, no shares of common stock were withheld to satisfy withholding tax liabilities and other costs incurred in connection with vesting of performance based restricted stock units or the exercise of options to purchase common stock. During the six-month period ending October 31, 2010, 33,835 shares of common stock were withheld to satisfy withholding tax liabilities and other costs incurred in connection with 40,000 shares of common stock issued and related to the vesting of performance based restricted stock units and the exercise of 72,000 options to purchase of common stock. The total withholding tax liabilities and other costs incurred totaled $329,000.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	Three months ended
(amounts in thousands)	October 30, 2011	October 31, 2010
Weighted average common shares outstanding, basic	12,733	12,932
Dilutive effect of stock-based compensation	138	235
Weighted average common shares outstanding, diluted	12,871	13,167

Options to purchase 142,750 and 6,000 shares of common stock were not included in the computation of diluted net income per share for the three months ended October 30, 2011 and October 31, 2010, respectively, as the exercise price of the options was greater than the average market price of the common shares.

The computations of basic net income per share did not include 185,000 and 195,000 shares of time vested restricted common stock as these shares were unvested for the three months ending October 30, 2011 and October 31, 2010, respectively.

	Six months ended
(amounts in thousands)	October 30, 2011	October 31, 2010
Weighted average common shares outstanding, basic	12,898	12,901
Dilutive effect of stock-based compensation	127	285
Weighted average common shares outstanding, diluted	13,025	13,186

Options to purchase 24,750 shares of common stock were not included in the computation of diluted net income per share for the six months ended October 30, 2011, as the exercise price of the options was greater than the average market price of the common shares. All options of common stock were included in the computation of diluted net income for the six months ending October 31, 2010, as the exercise price of the options was less than the average market price of the common shares.

The computations of basic net income per share did not include 185,000 and 195,000 shares of time vested restricted common stock as these shares were unvested for the six months ending October 30, 2011 and October 31, 2010, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.  Comprehensive Income

Comprehensive income is the total income and other changes in shareholders’ equity, except those resulting from investments by shareholders and distributions to shareholders not reflected in net income.

A summary of comprehensive income follows:

	Six months ended
(dollars in thousands)	October 30, 2011	October 31, 2010
Net income	$8,071	$7,749
Unrealized gains on short-term investments	7	-
Loss on cash flow hedge, net of income taxes	-	(103)
Comprehensive income	$8,078	$7,646

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

Financial information for the company’s operating segments follows:

	Three months ended
(dollars in thousands)	October 30, 2011		October 31, 2010
Net sales:
Mattress Fabrics	$35,242		$28,335
Upholstery Fabrics	22,771		20,544
	$58,013		$48,879
Gross profit:
Mattress Fabrics	$5,938		$5,030
Upholstery Fabrics	2,785		2,579
Total segment gross profit	$8,723		$7,609
Other non-recurring charges	(77	) (1)	-
	$8,646		$7,609

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Selling, general, and administrative expenses:
Mattress Fabrics	$2,132		$1,704
Upholstery Fabrics	2,766		1,777
Total segment selling, general, and administrative expenses	4,898		3,481
Unallocated corporate expenses	822		721
	$5,720		$4,202
Income from operations:
Mattress Fabrics	$3,806		$3,326
Upholstery Fabrics	19		802
Total segment income from operations	3,825		4,128
Unallocated corporate expenses	(822)		(721)
Other non-recurring charges	(77)	(1)	-
Total income from operations	2,926		3,407
Interest expense	(188)		(225)
Interest income	110		49
Other (income) expense	15		(30)
Income before income taxes	$2,863		$3,201

(1)	Our other non-recurring charges represent employee termination benefits associated with Anderson, SC plant facility. This restructuring credit relates to the Upholstery Fabrics segment.

	Six months ended
(dollars in thousands)	October 30, 2011		October 31, 2010
Net sales:
Mattress Fabrics	$67,412		$59,253
Upholstery Fabrics	50,871		45,538
	$118,283		$104,791

Gross profit:
Mattress Fabrics	$11,076		$11,020
Upholstery Fabrics	6,525		6,298
Total segment gross profit	$17,601		$17,318
Other non-recurring charges	(77	) (1)	-
	$17,524		$17,318

Selling, general, and administrative expenses:
Mattress Fabrics	$4,123		$3,701
Upholstery Fabrics	5,534		3,878
Total segment selling, general, and
administrative expenses	9,657		7,579
Unallocated corporate expenses	1,820		1,837
	$11,477		$9,416

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Income from operations:
Mattress Fabrics	$6,953		$7,319
Upholstery Fabrics	991		2,420
Total segment income from operations	7,944		9,739
Unallocated corporate expenses	(1,820)		(1,837)
Other non-recurring charges	(77	) (1)	-
Restructuring credit	-		8 (2)
Total income from operations	6,047		7,910
Interest expense	(409)		(435)
Interest income	238		87
Other expense	(49)		(83)
Income before income taxes	$5,827		$7,479

(2)
The $8 restructuring credit primarily represents a credit of $15 for employee termination benefits and a charge of $7 for lease termination and other exit costs. This restructuring credit relates to the Upholstery Fabrics segment.

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	October 30, 2011	May 1, 2011
Segment assets:
Mattress Fabrics
Current assets (3)	$27,674	$25,456
Assets held for sale	14	14
Non-compete agreements, net	406	480
Goodwill	11,462	11,462
Property, plant and equipment (4)	28,643	28,581
Total mattress fabrics assets	68,199	65,993
Upholstery Fabrics
Current assets (3)	22,343	23,476
Assets held for sale	61	61
Property, plant and equipment (5)	1,221	967
Total upholstery fabrics assets	23,625	24,504
Total segment assets	91,824	90,497
Non-segment assets:
Cash and cash equivalents	13,795	23,181
Short-term investments	10,482	7,699
Income taxes receivable	79	79
Deferred income taxes	7,199	3,899
Other current assets	1,602	2,376
Property, plant and equipment (6)	567	748
Other assets	1,576	1,572
Total assets	$127,124	$130,051

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended
(dollars in thousands)	October 30, 2011	October 31, 2010
Capital expenditures (7):
Mattress Fabrics	$2,113	$4,720
Upholstery Fabrics	395	120
Unallocated Corporate	17	110
Total capital expenditures	$2,525	$4,950
Depreciation expense:
Mattress Fabrics	$2,082	$1,822
Upholstery Fabrics	304	275
Total depreciation expense	$2,386	$2,097

(3)	Current assets represent accounts receivable and inventory for the respective segment.

(4)
The $28.6 million at October 30, 2011, represents property, plant, and equipment of $19.8 million and $8.8 million located in the U.S. and Canada, respectively. The $28.6 million at May 1, 2011, represents property, plant, and equipment of $20.0 million and $8.6 million located in the U.S. and Canada, respectively.

(5)
The $1.2 million at October 30, 2011, represents property, plant, and equipment located in the U.S. of $921, located in China of $189, and located in Poland of $111. The $967 at May 1, 2011, represents property, plant, and equipment located in the U.S. of $727, located in China of $184, and located in Poland of $56.

(6)
The $567 and $748 at October 30, 2011 and May 1, 2011, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate are located in the U.S.

(7)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

15.  Income Taxes

Effective Income Tax Rate

We recorded an income tax benefit of $2.2 million, or 38.5%, of income before income tax expense, for the six month period ended October 30, 2011, compared to an income tax benefit of $270,000, or 3.6%, of income before income tax expense, for the six month period ended October 31, 2010. Our effective income tax rates for the six month periods ended October 30, 2011, and October 31, 2010, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The income tax benefit for the six month period ended October 30, 2011 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
The income tax rate was reduced by 75% for a reduction in our valuation allowance associated with our U.S. net deferred income tax assets. This 75% reduction in our income tax rate is due to a change in judgment about the realization of our U.S. net deferred income tax assets in future years. Since the realization of our U.S. net deferred income tax assets is a result of a change in judgment about future years, we recorded an income tax benefit of $4.4 million that represents a discrete event in which the full tax effects were recorded for the three and six month periods ending October 30, 2011.

•
The income tax rate was reduced by 7% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

•	The income tax rate was increased 7% for an increase in unrecognized tax benefits.

•	The income tax rate was increased by 2.5% for stock-based compensation and other miscellaneous items.

The income tax benefit for the six month period ended October 31, 2010 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•
The income tax rate was reduced by 37% for a reduction in our valuation allowance recorded against our net deferred income tax assets. Of this 37% reduction in our income tax rate, 20% and 17% pertain to our operations located in the U.S. and China, respectively. The 20% reduction in our income tax rate from our U.S. operations is due to the realization of our U.S. net deferred income tax assets from ordinary taxable income projected for fiscal 2011. Since the realization of our U.S. net deferred income tax assets are from ordinary taxable income in the current fiscal year, its tax effects are included in the computation of the annual effective tax rate for fiscal 2011. The 17% reduction in our income tax rate from our China operations is due to a change in judgment about the realization of our China net deferred income tax assets in future years. Since the realization of our China net deferred income tax assets is a result of a change in judgment about future years, we recorded an income tax benefit of $1.3 million that represents a discrete event in which the full tax effects were recorded for the three and six month periods ending October 31, 2010.

•
The income tax rate was reduced by 6% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

•
The income tax rate was reduced by 4% for adjustments made to our Canadian deferred income tax liabilities and associated with our election to file our Canadian income tax returns in U.S. dollars commencing with our fiscal 2011 tax year. Our Canadian income tax returns were filed in Canadian dollars for fiscal years prior to fiscal 2011. This adjustment totaled $315,000 and represented a discrete event in which the full tax effects were recorded during the six-month period ended October 31, 2010.

•
The income tax rate increased 9% for an increase in unrecognized tax benefits. This 9% increase in the income tax rate also includes an income tax benefit of $58,000 or a reduction in the income tax rate of 0.8% for the subsequent recognition of unrecognized tax benefits that were effectively settled during the second quarter of fiscal 2011. This adjustment of $58,000 represents a discrete event in which the full tax effects were recorded during the three and six month periods ending October 31, 2010.

•	The income tax rate was increased by 0.4% for stock-based compensation and other miscellaneous items.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Deferred Income Taxes

Summary

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessments, we recorded a partial valuation allowance of $12.2 million and $16.4 million against our net deferred income tax assets associated with our U.S. operations at October 30, 2011, and May 1, 2011, respectively. No valuation allowance has been recorded against our net deferred income tax assets associated with our operations located in China, Canada, and Europe.

United States

Our net deferred income tax asset regarding our U.S. operations primarily pertains to incurring significant U.S. pre-tax losses over prior fiscal years, with U.S. loss carryforwards totaling $60.0 million at May 1, 2011. Due to the favorable results of our multi-year restructuring process in our upholstery fabric operations and key acquisitions and capital investments made for our mattress fabric segment, on a cumulative three-year basis ending May 1, 2011 (the end of our fiscal 2011), our U.S. operations earned a pre-tax income of $4.2 million. In addition, our U.S. operations reported a pre-tax income over fiscal years 2011 and 2010 totaling $8.2 million. We believe that fiscal years 2011 and 2010 are a more indicative measure of future pre-tax income as these fiscal years reflect operating performance after the cost savings of recent profit-improvement and restructuring plans were realized, as well as the full operational effects of the acquisitions associated with the company’s mattress fabric operations located in the U.S.

This improvement continued through the second quarter of fiscal 2012, as our U.S. operations earned a cumulative pretax income through the second quarter of fiscal 2012 and fiscal years 2011 and 2010 totaling $10.0 million. This continued earnings improvement for our U.S. operations was driven by our mattress fabric operations (which primarily resides in the U.S.). During the second quarter of fiscal 2012, our mattress fabric operations had net sales totaling $35.2 million compared with $28.3 million in the second quarter of fiscal 2011. In addition, our mattress fabric operations had operating income totaling $3.8 million in the second quarter of fiscal 2012 compared with $3.3 million in the second quarter of fiscal 2011. These improved results, which were better than expected, can be attributed to increased sales from our sales and marketing initiatives and new programs with customers who are leading suppliers in the bedding industry. Collectively, these developments increased our confidence in forecasting U.S. taxable income through fiscal 2014.

Although our U.S. operations have reported pre-tax income on a cumulative three-year basis, the significant uncertainty in the overall economic climate, has made it very difficult to forecast medium and long-term financial results associated with our U.S. operations. Since it will take a significant period of time for our U.S. operations to realize its U.S. net deferred income tax assets based on earned and forecasted U.S. pre-tax income levels, we believe it is too uncertain to project U.S. pre-tax income levels associated with our U.S. operations after fiscal 2014 that support a “more likely than not” assertion.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Based on the positive and negative evidence noted above, we recorded a partial valuation allowance of $12.2 million at October 30, 2011, against the net deferred income tax assets associated with our U.S. operations that are expected to reverse beyond fiscal 2014 and we recognized an income tax benefit of $4.4 million in the second quarter of fiscal 2012 for the reduction in this valuation allowance for projected U.S. taxable income in fiscal years 2013 and 2014 to reduce our U.S. loss carryforwards.

Overall

The recorded valuation allowance of $12.2 million has no effect on our operations, loan covenant compliance, or the possible realization of the U.S. income tax loss carryforwards in the future. If it is determined that it is “more likely than not” that we will realize any of these U.S. income tax loss carryforwards, an income tax benefit would be recognized at that time.

At October 30, 2011, the current deferred income tax asset of $2.7 million represents $2.4 million and $273,000 from our operations located in the U.S. and China, respectively. At May 1, 2011, the current deferred income tax asset of $293,000 pertains to our operations located in China. At May 1, 2011, the current deferred income tax liability of $82,000 pertains to our operations located in Canada. At October 30, 2011, the non-current deferred income tax asset of $4.5 million represents $3.4 million and $1.1 million from our operations located in China and the U.S., respectively. At May 1, 2011, the non-current deferred income tax asset of $3.6 million represents $2.3 million and $1.3 million from our operations located in the U.S. and China, respectively. At October 30, 2011 and May 1, 2011, the non-current deferred income tax liability of $659,000 and $596,000 pertains to our operations located in Canada.

Uncertainty In Income Taxes

At October 30, 2011, we had $12.1 million of total gross unrecognized tax benefits, of which $4.1 million represents the amount of gross unrecognized tax benefits that, if recognized would favorably affect the income tax rate in future periods. Of the $12.1 million in gross unrecognized tax benefits as of October 30, 2011, $8.0 million were classified as net non-current deferred income taxes and $4.1 million were classified as income taxes payable –long-term in the accompanying consolidated balance sheets.

At May 1, 2011, we had $11.7 million of total gross unrecognized tax benefits, of which $4.2 million would favorably affect the income tax rate in future periods. Of the $11.7 million in total gross unrecognized tax benefits as of May 1, 2011, $7.5 million were classified as net non-current deferred income taxes and $4.2 million were classified as income taxes payable – long-term in the accompanying consolidated balance sheets.

We estimate that the amount of gross unrecognized tax benefits will increase by approximately $1.0 million for fiscal 2012. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

16.  Statutory Reserves

Our subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of October 30, 2011, the company’s statutory surplus reserve was $2.8 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Purchase Commitments

At October 30, 2011, and May 1, 2011, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $335,000 and $980,000, respectively.

18.   Common Stock Repurchase Program

On June 16, 2011, our board of directors authorized the expenditure of up to $5.0 million for the repurchase of shares of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, and through plans established under the Securities Exchange Act Rule 10b5-1. The amount of shares purchased and the timing of such purchases will be based on working capital requirements, market and general business conditions and other factors including alternative investment opportunities. On August 29, 2011, our board of directors authorized the expenditure of an additional $2.0 million, for a total authorization of $7.0 million, for the repurchase of shares of our common stock.

We purchased 550,245 shares of our common stock at a cost of $4.8 million for the six-month period ending October 30, 2011.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934).  Such statements are inherently subject to risks and uncertainties.  Further, forward looking statements are intended to speak only as of the date on which they are made, and we disclaim any duty to update such statements.  Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “estimate,” “plan” and “project” and their derivatives, and include but are not limited to statements about expectations for our future operations, production levels, sales, gross profit margins, operating income, SG&A, or other expenses, earnings, and other performance measures, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions.  Decreases in these economic indicators could have a negative effect on our business and prospects.  Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in the value of the U.S. dollar versus other currencies could affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada, China, and Europe can have a negative impact on our sales of products produced in those places. Also, economic and political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements are included in Item 1A “Risk Factors” section in our Form 10-K filed with the Securities and Exchange Commission on July 15, 2011 for the fiscal year ended May 1, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

General

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The six months ended October 30, 2011, and October 31, 2010, represent 26 week periods, respectively. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufacturers, sources and sells fabrics to bedding manufacturers. The upholstery fabrics segment sources, manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

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

Executive Summary

Net sales were $58.0 million for the second quarter of fiscal 2012, an increase of 19% compared with $48.9 million for the second quarter of fiscal 2011. Net sales were $118.3 million for the first six months of fiscal 2012, an increase of 13% compared with $104.8 million for the first six months of fiscal 2011. We are pleased with the positive sales trends for the second quarter and through the first half of fiscal 2012. Both of our business segments had impressive sales gains, especially in the second quarter, in spite of an uncertain global economic environment. These trends reflect the success of our various sales and marketing initiatives along with the benefits of our design capabilities and manufacturing platform.

Income before income taxes was $2.9 million in the second quarter of fiscal 2012, compared with $3.2 million for the second quarter of fiscal 2011. Income before income taxes was $5.8 million for the first six months of fiscal 2012, a decrease of 22% compared with $7.5 million for the first six months of fiscal 2011. Despite the increase in net sales, income before income taxes declined primarily because of significant increases in our raw material costs in both business segments, higher selling, general, and administrative expenses (SG&A), and low profitability in our velvet product line, which is manufactured in our U.S. upholstery fabrics operation. To help offset the increased raw material costs, we have implemented customer price increases in both business segments. These price increases, however, are not expected to fully restore our reduced operating profit margins. While the increased raw material costs affected our operating margins for the first six months of fiscal 2012, we are encouraged that raw material prices have recently stabilized for both of our business segments.

We reported net income of $6.3 million, or $0.49 per diluted share, in the second quarter of fiscal 2012, compared with net income of $4.0 million, or $0.30 per diluted share, in the second quarter of fiscal 2011. Net income for the second quarter of fiscal 2012 includes an income tax benefit of $3.4 million and net income for the second quarter of fiscal 2011 includes an income tax benefit of $801,000. Net income for the first six months of fiscal 2012 was $8.1 million, or $0.62 per diluted share, compared with net income of $7.7 million, or $0.59 per diluted share for the first six months of fiscal 2011. Net income for the first six months of fiscal 2012 includes an income tax benefit of $2.2 million, and net income for the first six months of fiscal 2011 includes an income tax benefit of $270,000. The income tax benefits of $3.4 million and $2.2 million for the second quarter and the first six months of fiscal 2012 include a $4.4 million non-cash reversal during the second quarter of a portion of the valuation allowance associated with our U.S. operations. The income tax benefits of $801,000 and $270,000 for the second quarter and the first six months of fiscal 2011 include a $1.3 million non-cash reversal during the second quarter for the entire valuation allowance associated with our China operations.

Despite ongoing economic uncertainties, we have maintained a strong financial position. At October 30, 2011, our cash and cash equivalents and short-term investments totaled $24.3 million, exceeding our total debt (current maturities of long-term debt and long-term debt) of $9.2 million, and representing 28.9% of shareholders’ equity. We made our first $2.2 million scheduled principal payment on our long-term debt during the second quarter of fiscal 2012. Our next scheduled principal payment of $2.2 million is due in August 2012.

On June 16, 2011, our board of directors authorized the expenditure of up to $5.0 million for the repurchase of shares of our common stock. On August 29, 2011, our board of directors authorized the expenditure of an additional $2.0 million (a cumulative total of $7.0 million) for the repurchase of shares of common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, and through plans established under Securities Exchange Act Rule 10b5-1. The amount of shares purchased and the timing of such purchases will be based on working capital requirements, market and general business conditions and other factors including alternative investment opportunities. Since the initial authorization of this program on June 16, 2011, we have repurchased 550,245 shares of our common stock at a cost of $4.8 million, through the second quarter of fiscal 2012.

Segment Analysis

The following tables set forth the company’s statement of operations by segment for the three and six months ended October 30, 2011, and October 31, 2010.

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE THREE MONTHS ENDED OCTOBER 30, 2011 AND OCTOBER 31, 2010
(Unaudited)
(Amounts in thousands)

	THREE MONTHS ENDED

	Amounts					Percent of Total Sales
	October 30,		October 31,	% Over		October 30,	October 31,
Net Sales by Segment	2011		2010	(Under)		2011	2010

Mattress Fabrics	$35,242		28,335	24.4%		60.7%	58.0%
Upholstery Fabrics	22,771		20,544	10.8%		39.3%	42.0%

Net Sales	$58,013		48,879	18.7%		100.0%	100.0%

Gross Profit by Segment						Gross Profit Margin

Mattress Fabrics	$5,938		5,030	18.1%		16.8%	17.8%
Upholstery Fabrics	2,785		2,579	8.0%		12.2%	12.6%
Subtotal	8,723		7,609	14.6%		15.0%	15.6%

Other non-recurring charges	(77)	(1)	-	100.0%		(0.1)%	0.0%

Gross Profit	$8,646		7,609	13.6%		14.9%	15.6%

Selling, General and Administrative expenses by Segment						Percent of Sales

Mattress Fabrics	$2,132		1,704	25.1%		6.0%	6.0%
Upholstery Fabrics	2,766		1,777	55.7%		12.1%	8.6%
Unallocated Corporate expenses	822		721	14.0%		1.4%	1.5%
Selling, General and Administrative expenses	5,720		4,202	36.1%		9.9%	8.6%

Operating Income (loss) by Segment						Operating Income (Loss) Margin

Mattress Fabrics	$3,806		3,326	14.4%		10.8%	11.7%
Upholstery Fabrics	19		802	(97.6	) %	0.1%	3.9%
Unallocated corporate expenses	(822)		(721)	14.0%		(1.4)%	(1.5)%
Subtotal	3,003		3,407	(11.9	) %	5.2%	7.0%

Other non-recurring charges	(77)	(1)	-	100.0%		(0.1)%	0.0%

Operating income	$2,926		3,407	(14.1	) %	5.0%	7.0%

Depreciation by Segment

Mattress Fabrics	$1,054		944	11.7%
Upholstery Fabrics	146		139	5.0%
Subtotal	$1,200		1,083	10.8%

(1) Our other non-recurring charges represent employee termination benefits associated with our Anderson, SC plant facility.

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE SIX MONTHS ENDED OCTOBER 30, 2011 AND OCTOBER 31, 2010
(Unaudited)
(Amounts in thousands)

	SIX MONTHS ENDED

	Amounts						Percent of Total Sales
	October 30,		October 31,		% Over		October 30,		October 31,
Net Sales by Segment	2011		2010		(Under)		2011		2010

Mattress Fabrics	$67,412		59,253		13.8%		57.0%		56.5%
Upholstery Fabrics	50,871		45,538		11.7%		43.0%		43.5%

Net Sales	$118,283		104,791		12.9%		100.0%		100.0%

Gross Profit by Segment							Gross Profit Margin

Mattress Fabrics	$11,076		11,020		0.5%		16.4%		18.6%
Upholstery Fabrics	6,525		6,298		3.6%		12.8%		13.8%
Subtotal	17,601		17,318		1.6%		14.9%		16.5%

Other non-recurring charges	(77)	(1)	-		100.0%		(0.1)		0.0%

Gross Profit	$17,524		17,318		1.2%		14.8%		16.5%

Selling, General and Administrative expenses by Segment							Percent of Sales

Mattress Fabrics	$4,123		3,701		11.4%		6.1%		6.2%
Upholstery Fabrics	5,534		3,878		42.7%		10.9%		8.5%
Unallocated Corporate expenses	1,820		1,837		(0.9	) %	1.5%		1.8%
Subtotal	11,477		9,416		21.9%		9.7%		9.0%

Operating Income (loss) by Segment							Operating Income (Loss) Margin

Mattress Fabrics	$6,953		7,319		(5.0	) %	10.3%		12.4%
Upholstery Fabrics	991		2,420		(59.0	) %	1.9%		5.3%
Unallocated corporate expenses	(1,820)		(1,837)		(0.9	) %	(1.5	) %	(1.8	) %
Subtotal	6,124		7,902		(22.5	) %	5.2%		7.5%

Other non-recurring charges	(77)	(1)	-		100.0%		(0.1	) %	0.0%
Restructuring and related credit	-		8	(2)	(100.0	) %	0.0%		0.0%

Operating income	$6,047		7,910		(23.6	) %	5.1%		7.5%

Depreciation by Segment

Mattress Fabrics	$2,082		1,822		14.3%
Upholstery Fabrics	304		275		10.5%
Subtotal	2,386		2,097		13.8%

Notes:

(1) Our other non-recurring charges represent employee termination benefits associated with our Anderson, SC plant facility.

(2) The $8 restructuring credit primarily represents a credit of $15 for employee termination benefits and a charge of $7 for lease termination and other exit costs.

Three and Six months ended October 30, 2011 compared with the Three and Six Months ended October 31, 2010

Mattress Fabrics Segment

Net Sales

Net sales were $35.2 million for the second quarter of fiscal 2012, an increase of 24% compared with $28.3 million for the second quarter of fiscal 2011. Net sales were $67.4 million for the first six months of fiscal 2012, an increase of 14% compared with $59.3 million for the first six months of fiscal 2011. This increase in net sales was primarily due to improved industry demand and our sales and marketing initiatives. We continue to benefit from our recent investments in our production facilities which has expanded our internal capacity. This enhanced manufacturing platform has allowed us to better serve our customers by providing them with a diverse product line in all  major product categories. This diversity, along with our design capabilities and product innovation, has created additional sales opportunities with customers who are leading suppliers in the bedding industry. The increase in net sales also reflects price increases we implemented starting in the fourth quarter of fiscal 2011 to partially offset the increased raw material costs noted below.

Gross Profit and Operating Income

For the second quarter of fiscal 2012, the mattress fabrics segment reported a gross profit of $5.9 million, an increase of 18% compared with $5.0 million for the second quarter of fiscal 2011.Gross profit margins were 17% and 18% of net sales for the second quarter of fiscal 2012 and 2011, respectively. Selling, general, and administrative expenses (SG&A) for the second quarter of fiscal 2012 were $2.1 million, or 6% of net sales, compared with $1.7 million, or 6% of net sales, for second quarter of fiscal 2011. Operating income for the second quarter of fiscal 2012 was $3.8 million, an increase of 14% compared with $3.3 million for the second quarter of fiscal 2011. Operating margins were 11% and 12% of net sales in the second quarter of fiscal 2012 and 2011, respectively. These favorable trends in profitability are primarily due to the increase in net sales noted above and the management of our production costs in light of sustained increases in raw material prices. We have continued to look for alternative sources of yarns and raw materials without comprising quality or production efficiency. While the higher costs of raw materials have affected our gross profit and operating margins for the second quarter, we are encouraged that raw material prices have at least stabilized following several quarters of upward volatility.

For the first six months of fiscal 2012, gross profit was $11.1 million, compared with $11.0 million for the first six months of fiscal 2011. Gross profit margins were 16% and 19% of net sales for the first six months of fiscal 2012 and 2011, respectively. SG&A for the first six months of fiscal 2012 were $4.1 million, or 6% of net sales, compared with $3.7 million, or 6% of net sales, for the first six months of fiscal 2011. Operating income was $7.0 million for the first six months of fiscal 2012 compared with $7.3 million for the first six months of fiscal 2011. Operating margins were 10% and 12% of net sales for the first six months of fiscal 2012 and 2011, respectively.

Although net sales increased 14% for the first six months of fiscal 2012 compared with the first six months of fiscal 2011, gross profit and operating income remained relatively flat. As noted above, gross profit margins declined from 19% to 16% and operating margins declined 12% to 10%. These unfavorable trends in profitability are primarily due to increased raw material costs that we started to experience in the second quarter of fiscal 2011.  As a result, we implemented customer price increases starting in the fourth quarter of fiscal 2011. These customer price increases, however, are not expected to fully restore our reduced operating profit margins.

Segment assets

Segment assets consist of accounts receivable, inventory, assets held for sale, non-compete agreements associated with the certain acquisitions, goodwill, and property, plant, and equipment.

As of October 30, 2011, accounts receivable and inventory totaled $27.7 million compared with $25.5 million at May 1, 2011.  This increase is primarily due to increased net sales from increased customer demand. As noted above, net sales for our mattress fabrics segment increased 14% for the first six months of fiscal 2012 compared with the first six months of fiscal 2011.

As of October 30, 2011 and May 1, 2011, property, plant and equipment totaled $28.6 million. The $28.6 million at October 30, 2011, represents property, plant, and equipment of $19.8 million and $8.8 million located in the U.S. and Canada, respectively. The $28.6 million at May 1, 2011, represents property, plant, and equipment of $20.0 million and $8.6 million located in the U.S. and Canada, respectively. This segment’s property, plant, and equipment balance at October 30, 2011 since the beginning of the fiscal year reflects capital spending of $2.1 million offset by depreciation expense of $2.1 million.

As of October 30, 2011 and May 1, 2011, the carrying value of the segment’s goodwill was $11.5 million. As of October 30, 2011, and May 1, 2011, the carrying value of the non-compete agreements were $406,000 and $480,000, respectively. The decrease in the carrying values of the non-compete agreements is primarily due to amortization expense for the first six months of fiscal 2012. At October 30, 2011 and May 1, 2011, assets held for sale totaled $14,000.

Upholstery Fabrics Segment

Net Sales

Upholstery fabric net sales for the second quarter of fiscal 2012 were $22.8 million, an 11% increase compared with $20.5 million in the second quarter of fiscal 2011. Net sales of upholstery fabrics produced outside our U.S. manufacturing operations were $19.9 million in the second quarter of fiscal 2012, a 16% increase compared with $17.2 million in the second quarter of fiscal 2011. Net sales of upholstery fabrics produced by our U.S. manufacturing operations were $2.9 million in the second quarter of fiscal 2012, a 15% decrease compared with $3.4 million in the second quarter of fiscal 2011.

Upholstery fabric net sales for the first six months of fiscal 2012 were $50.9 million, a 12% increase compared with $45.5 million for the first six months of fiscal 2011. Net sales of upholstery fabrics produced outside our U.S. manufacturing operations were $44.7 million for the first six months of fiscal 2012, a 14% increase compared with $39.3 million for the first six months of fiscal 2011. Net sales of upholstery fabrics produced by our U.S. manufacturing operations were $6.2 million for the first six months of fiscal 2012 compared with $6.3 million in the first six months of fiscal 2011.

We are encouraged by the favorable sales trends in our upholstery fabrics business in spite of the continued weakness in the U.S. housing market and the uncertain global economic environment. Our increase in net sales was primarily driven by the growth of our China produced fabrics, which includes Culp Europe, with increased sales to key customers located in the U.S., the local China market, and other international customers. This increase in net sales also reflects price increases we implemented starting in the fourth quarter of fiscal 2011 to partially offset increased raw material costs. In addition, the increase reflects the second full quarter of sales from our European operation located in Poland. This operation was established in the fourth quarter of fiscal 2011 and is still in the early stages of development. We are encouraged by the initial sales trends and the interest level from several of the largest furniture manufacturers and retailers in Europe.

Gross Profit and Operating Income

For the second quarter of fiscal 2012, the upholstery fabrics segment reported a gross profit of $2.8 million, an increase of 8% compared with $2.6 million for the second quarter of fiscal 2011. Gross profit margins were 12.2% and 12.6% for the second quarters of fiscal 2012 and 2011, respectively. SG&A for the second quarter of fiscal 2012 were $2.8 million, a 56% increase compared with $1.8 million for the second quarter of fiscal 2011. Operating income for the second quarter of fiscal 2012 was $19,000 compared with operating income of $802,000 in the second quarter of fiscal 2011. Operating margins were 0.1% and 3.9% for the second quarters of fiscal 2012 and 2011, respectively.

For the first six months of fiscal 2012, the upholstery fabrics segment reported a gross profit of $6.5 million, an increase of 4% compared with $6.3 million for the first six months of fiscal 2011. Gross profit margins were 13% and 14% for the first six months of fiscal 2012 and 2011, respectively. SG&A for the first six months of fiscal 2012 were $5.6 million, a 43% increase compared with $3.9 million for the first six months of fiscal 2011. Operating income for the first six months was $1.0 million, a decrease of 59% compared with operating income of $2.4 million for the first six months of fiscal 2011. Operating margins were 2% and 5% for the first six months of fiscal 2012 and 2011, respectively.

Although net sales increased 11% in the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011 and 12% for the first six months of fiscal 2012 compared with the first six months of fiscal 2011, gross profit and gross profit margins remained relatively flat and operating income and operating margins declined. This unfavorable trend in gross profit and operating income margins is partly due to increased raw material costs that we started to experience in the second quarter of fiscal 2011.  As a result, we implemented customer price increases starting in the fourth quarter of fiscal 2011. These customer price increases, however, are not expected to fully restore our reduced operating profit margins. The adverse trend in gross profit and operating income margins was also affected by lower profitability in our velvet products line, which is manufactured in our one remaining U.S. operation located in Anderson, South Carolina. The lower profitability in our velvet products line is due to both higher raw material costs and lower demand in this product category. In addition to the customer price increases mentioned above, we have taken steps to align our velvet capacity with expected demand. Going forward, we are encouraged about the opportunity to increase our net sales of woven texture products, which we started manufacturing at this U.S. facility just over two years ago. Our costs to produce this product category in the U.S. are now comparable to our production costs in China.

The decline in operating income was also due to the significant increase in SG&A in fiscal 2012. This increase was primarily due to start-up expenses associated with our Culp Europe operations that did not occur in the first six months of fiscal 2011. In addition, SG&A were lower in the first six months of fiscal 2011 due to a (i) decrease in incentive compensation accruals reflecting weaker financial results in relation to pre-established performance targets and (ii) a decrease in bad debt expense reflecting the decrease in our consolidated accounts receivable balance, as well as management's assessment of estimated credit exposures within its accounts receivable portfolio. These decreases in SG&A in the first six months of fiscal 2011 did not occur in the first six months of fiscal 2012.

Segment Assets

Segment assets consist of accounts receivable, inventory, assets held for sale, and property, plant, and equipment.  As of October 30, 2011, accounts receivable and inventory totaled $22.3 million compared to $23.5 million at May 1, 2011. At October 30, 2011 and May 1, 2011, assets held for sale totaled $61,000.

As of October 30, 2011, property, plant, and equipment totaled $1.2 million compared with $967,000 at May 1, 2011. The $1.2 million at October 30, 2011, represents property, plant, and equipment located in the U.S. of $921,000, located in China of $189,000, and located in Poland of $111,000. The $967,000 at May 1, 2011, represents property, plant, and equipment located in the U.S. of $727,000, located in China of $184,000, and located in Poland of $56,000.

Other Income Statement Categories

Selling, General and Administrative Expenses (SG&A)

For the second quarter of fiscal 2012, SG&A for the company as a whole was $5.7 million, an increase of 36% compared with $4.2 million for the second quarter of fiscal 2011. For the first six months of fiscal 2012, SG&A (SG&A) for the company as a whole was $11.5 million, an increase of 22% compared with $9.4 million for the first six months of fiscal 2011. These increases in SG&A were primarily due to start-up expenses associated with our Culp Europe operations that did not occur in the first six months of fiscal 2011. In addition, SG&A were lower in the first six months of fiscal 2011 due to (i) a decrease in stock based compensation which reflects a decrease in stock-based awards and the company's stock price, (ii) a decrease in incentive compensation accruals reflecting weaker financial results in relation to pre-established performance targets, and (iii) a decrease in bad debt expense reflecting the decrease in our consolidated accounts receivable balance, as well as management's assessment of estimated credit exposures within its accounts receivable portfolio. These decreases in SG&A in the first six months of fiscal 2011 did not occur in the first six months of fiscal 2012.

Interest Expense (Income)

Interest expense for the second quarter of fiscal 2012 was $188,000 compared with $225,000 for the second quarter of fiscal 2011. Interest expense for the first six months of fiscal 2012 was $409,000 compared with $435,000 for the first six months of fiscal 2011. This trend reflects lower outstanding balances in our long-term debt.

Interest income was $110,000 for the second quarter of fiscal 2012 compared with $49,000 for the second quarter of fiscal 2011.Interest income for the first six months of fiscal 2012 was $238,000 compared with $87,000 for the first six months of fiscal 2011. Our increase in interest income is primarily due to a higher rate of return on increased short-term investment balances during the first six months of fiscal 2012 compared with the first six months of fiscal 2011.

Other (Income) Expense

Other income for the second quarter of fiscal 2012 was $15,000 compared with other expense of $30,000 for the second quarter of fiscal 2011. Other expense was $49,000 for the first six months of fiscal 2012 compared with $83,000 for the first six months of fiscal 2011.This change primarily reflects fluctuations in the foreign currency exchange rates for our subsidiaries domiciled in Canada, China, and Poland and our ability to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in Canadian dollars and EUROs during fiscal 2012.

Income Taxes

Effective Income Tax Rate

We recorded an income tax benefit of $2.2 million, or 38.5% of income before income tax expense, for the six month period ended October 30, 2011, compared to an income tax benefit of $270,000, or 3.6%, of income before income tax expense, for the six month period ended October 31, 2010. Our effective income tax rates for the six month periods ended October 30, 2011, and October 31, 2010, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The income tax benefit for the six month period ended October 30, 2011 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•
The income tax rate was reduced by 75% for a reduction in our valuation allowance associated with our U.S. net deferred income tax assets. This 75% reduction in our income tax rate is due to a change in judgment about the realization of our U.S. net deferred income tax assets in future years. Since the realization of our U.S. net deferred income tax assets is a result of a change in judgment about future years, we recorded an income tax benefit of $4.4 million that represents a discrete event in which the full tax effects were recorded for the three and six month periods ending October 30, 2011.

•
The income tax rate was reduced by 7% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

•	The income tax rate was increased 7% for an increase in unrecognized tax benefits.

•	The income tax rate was increased by 2.5% for stock-based compensation and other miscellaneous items.

The income tax benefit for the six month period ended October 31, 2010 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•
The income tax rate was reduced by 37% for a reduction in our valuation allowance recorded against our net deferred income tax assets. Of this 37% reduction in our income tax rate, 20% and 17% pertain to our operations located in the U.S. and China, respectively. The 20% reduction in our income tax rate from our U.S. operations is due to the realization of our U.S. net deferred income tax assets from ordinary taxable income projected for fiscal 2011. Since the realization of our U.S. net deferred income tax assets are from ordinary taxable income in the current fiscal year, its tax effects are included in the computation of the annual effective tax rate for fiscal 2011. The 17% reduction in our income tax rate from our China operations is due to a change in judgment about the realization of our China net deferred income tax assets in future years. Since the realization of our China net deferred income tax assets is a result of a change in judgment about future years, we recorded an income tax benefit of $1.3 million that represents a discrete event in which the full tax effects were recorded for the three and six month periods ending October 31, 2010.

•
The income tax rate was reduced by 6% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

•	The income tax rate was reduced by 4% for adjustments made to our Canadian deferred income tax liabilities and associated with our election to file our Canadian income tax returns in U.S. dollars commencing with our fiscal 2011 tax year. Our Canadian income tax returns were filed in Canadian dollars for fiscal years prior to fiscal 2011. This adjustment totaled $315,000 and represented a discrete event in which the full tax effects were recorded during the six-month period ended October 31, 2010.

•
The income tax rate increased 9% for an increase in unrecognized tax benefits. This 9% increase in the income tax rate also includes an income tax benefit of $58,000 or a reduction in the income tax rate of 0.8% for the subsequent recognition of unrecognized tax benefits that were effectively settled during the second quarter of fiscal 2011. This adjustment of $58,000 represents a discrete event in which the full tax effects were recorded during the three and six month periods ending October 31, 2010.

•	The income tax rate was increased by 0.4% for stock-based compensation and other miscellaneous items.

Deferred Income Taxes

Summary

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessments, we recorded a partial valuation allowance of $12.2 million and $16.4 million against our net deferred income tax assets associated with our U.S. operations at October 30, 2011, and May 1, 2011, respectively. No valuation allowance has been recorded against our net deferred income tax assets associated with our operations located in China, Canada, and Europe.

United States

Our net deferred income tax asset regarding our U.S. operations primarily pertains to incurring significant U.S. pre-tax losses over prior fiscal years, with U.S. loss carryforwards totaling $60.0 million at May 1, 2011. Due to the favorable results of our multi-year restructuring process in our upholstery fabric operations and key acquisitions and capital investments made for our mattress fabric segment, on a cumulative three-year basis ending May 1, 2011 (the end of our fiscal 2011), our U.S. operations earned a pre-tax income of $4.2 million. In addition, our U.S. operations reported a pre-tax income over fiscal years 2011 and 2010 totaling $8.2 million. We believe that fiscal years 2011 and 2010 are a more indicative measure of future pre-tax income as these fiscal years reflect operating performance after the cost savings of recent profit-improvement and restructuring plans were realized, as well as the full operational effects of the acquisitions associated with the company’s mattress fabric operations located in the U.S.

This improvement continued through the second quarter of fiscal 2012, as our U.S. operations earned a cumulative pretax income through the second quarter of fiscal 2012 and fiscal years 2011 and 2010 totaling $10.0 million. This continued earnings improvement for our U.S. operations was driven by our mattress fabric operations (which primarily resides in the U.S.). During the second quarter of fiscal 2012, our mattress fabric operations had net sales totaling $35.2 million compared with $28.3 million in the second quarter of fiscal 2011. In addition, our mattress fabric operations had operating income totaling $3.8 million in the second quarter of fiscal 2012 compared with $3.3 million in the second quarter of fiscal 2011. These improved results, which were better than expected, can be attributed to increased sales from our sales and marketing initiatives and new programs with customers who are leading suppliers in the bedding industry. Collectively, these developments increased our confidence in forecasting U.S. taxable income through fiscal 2014.

Although our U.S. operations have reported pre-tax income on a cumulative three-year basis, the significant uncertainty in the overall economic climate, has made it very difficult to forecast medium and long-term financial results associated with our U.S. operations. Since it will take a significant period of time for our U.S. operations to realize its U.S. net deferred income tax assets based on earned and forecasted U.S. pre-tax income levels, we believe it is too uncertain to project U.S. pre-tax income levels associated with our U.S. operations after fiscal 2014 that support a “more likely than not” assertion.

Based on the positive and negative evidence noted above, we recorded a partial valuation allowance of $12.2 million at October 30, 2011, against the net deferred income tax assets associated with our U.S. operations that are expected to reverse beyond fiscal 2014 and we recognized an income tax benefit of $4.4 million in the second quarter of fiscal 2012 for the reduction in this valuation allowance for projected U.S. taxable income in fiscal years 2013 and 2014 to reduce our U.S. loss carryforwards.

Overall

The recorded valuation allowance of $12.2 million has no effect on our operations, loan covenant compliance, or the possible realization of the U.S. income tax loss carryforwards in the future. If it is determined that it is “more likely than not” that we will realize any of these U.S. income tax loss carryforwards, an income tax benefit would be recognized at that time.

At October 30, 2011, the current deferred income tax asset of $2.7 million represents $2.4 million and $273,000 from our operations located in the U.S. and China, respectively. At May 1, 2011, the current deferred income tax asset of $293,000 pertains to our operations located in China. At May 1, 2011, the current deferred income tax liability of $82,000 pertains to our operations located in Canada. At October 30, 2011, the non-current deferred income tax asset of $4.5 million represents $3.4 million and $1.1 million from our operations located in China and the U.S., respectively. At May 1, 2011, the non-current deferred income tax asset of $3.6 million represents $2.3 million and $1.3 million from our operations located in the U.S. and China, respectively. At October 30, 2011 and May 1, 2011, the non-current deferred income tax liability of $659,000 and $596,000 pertains to our operations located in Canada.

Uncertainty In Income Taxes

At October 30, 2011, we had $12.1 million of total gross unrecognized tax benefits, of which $4.1 million represents the amount of gross unrecognized tax benefits that, if recognized would favorably affect the income tax rate in future periods. Of the $12.1 million in gross unrecognized tax benefits as of October 30, 2011, $8.0 million were classified as net non-current deferred income taxes and $4.1 million were classified as income taxes payable –long-term in the accompanying consolidated balance sheets.

At May 1, 2011, we had $11.7 million of total gross unrecognized tax benefits, of which $4.2 million would favorably affect the income tax rate in future periods. Of the $11.7 million in total gross unrecognized tax benefits as of May 1, 2011, $7.5 million were classified as net non-current deferred income taxes and $4.2 million were classified as income taxes payable – long-term in the accompanying consolidated balance sheets.

We estimate that the amount of gross unrecognized tax benefits will increase by approximately $1.0 million for fiscal 2012. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

Although we reported income tax benefits of $2.2 million and $270,000 for the first six months of fiscal 2012 and 2011, respectively, we pay income taxes associated with our subsidiaries located in Canada, China, and Poland. We had income tax payments of $1.2 million and $840,000 for the first six months of fiscal 2012 and 2011, respectively.

Liquidity and Capital Resources

Liquidity

Our sources of liquidity include cash and cash equivalents, short-term investments, cash flow from operations, and amounts available under our unsecured revolving credit lines. These sources have been adequate for day-to-day operations and capital expenditures. We believe our present cash and cash equivalents and short-term investment balance of $24.3 million at October 30, 2011, cash flow from operations, and current availability under our unsecured revolving credit lines will be sufficient to fund our business needs and fiscal 2012 contractual obligations.

On June 16, 2011, our board of directors authorized the expenditure of up to $5.0 million for the repurchase of shares of our common stock. On August 29, 2011, our board of directors authorized the expenditure of an additional $2.0 million (a cumulative total of $7.0 million) for the repurchase of shares of common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, and through plans established under Securities Exchange Act Rule 10b5-1. The amount of shares purchased and the timing of such purchases will be based on working capital requirements, market and general business conditions and other factors including alternative investment opportunities. Since the initial authorization of this program on June 16, 2011, we have repurchased 550,245 shares of our common stock at a cost of $4.8 million, through the second quarter of fiscal 2012.

Despite ongoing economic uncertainties, we have maintained a strong financial position. At October 30, 2011, our cash and cash equivalents and short-term investments totaled $24.3 million, exceeding our total debt (current maturities of long-term debt and long-term debt) of $9.2 million, and representing 28.9% of shareholders’ equity. Our cash and cash equivalents and short-term investments of $24.3 million at October 30, 2011, decreased from $30.9 million at May 1, 2011. This decrease reflects higher than normal working capital levels to facilitate our sales growth, capital expenditures of $2.6 million, long-term debt principal payments of $2.3 million, common stock repurchases of $4.8 million, offset by net income during the first six months of fiscal 2012.

Looking ahead to the rest of fiscal 2012, we continue to be encouraged by the opportunities for generating free cash flow, principally from net income plus depreciation and other non-cash expenses. With respect to uses of our cash for the remainder for fiscal 2012, we expect capital expenditures to be approximately $4.0 million, of which $2.6 million has been spent through the second quarter. Additionally, we expect a modest working capital investment to support higher sales. We have already made our first scheduled principal payment of $2.2 million during the second quarter of fiscal 2012 and our next scheduled $2.2 million principal payment is not due until August 2012. Lastly, we have spent $4.8 million of the approved $7.0 million for our common stock repurchase program.

Our cash and cash equivalents and short-term investment balance may be adversely affected by factors beyond our control, such as weakening industry demand and delays in receipt of payment on accounts receivable.

Working Capital

Accounts receivable at October 30, 2011, were $16.2 million, an increase of 10% compared with $14.8 million at October 31, 2010.  Days’ sales outstanding totaled 25 and 28 days during the quarters ended October 30, 2011 and October 31, 2010, respectively. Although net sales increased 19% in the second quarter of fiscal 2012 compared with the second quarter of 2011, our accounts receivable balance increased only slightly due to improved cash collections. Our improved cash collections are due to major customers in both our upholstery and mattress fabrics segments taking advantage of cash discounts for early payments.

Inventories as of October 30, 2011 were $33.8 million, an increase of $4.3 million, or 15%, compared with $29.4 million at October 31, 2010. This increase primarily reflects increased business volume in both our business segments for fiscal 2012 compared with fiscal 2011. Inventory turns for the second quarter of fiscal 2012 were 6.0 compared with 5.5 for the second quarter of fiscal 2011.

Accounts payable-trade as of October 30, 2011, were $21.7 million, an increase of $3.7 million, or 21% compared with $18.0 million at October 31, 2010. This increase primarily reflects increased business volume and inventory purchases in both our business segments in fiscal 2012 compared with fiscal 2011.

Operating working capital (comprised of accounts receivable and inventories, less accounts payable-trade and capital expenditures) was $28.2 million at October 30, 2011 compared with $26.0 million at October 31, 2010. Working capital turnover was 8.7 and 8.9 during the quarters ended October 30, 2011, and October 31, 2010, respectively.

Financing Arrangements

Unsecured Term Notes

In connection with the Bodet & Horst acquisition in 2008, we entered into a note agreement dated August 11, 2008. This agreement provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The principal payments are payable over an average term of 3.8 years through August 11, 2015. Any principal prepayments will be assessed a penalty as defined in the agreement. This agreement contains customary financial and other covenants as defined in the agreement.

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

Revolving Credit Agreement – United States

At May 1, 2011, we had an unsecured Amended and Restated Credit Agreement that provided for a revolving loan commitment of $6.5 million, including letters of credit up to $3.0 million. This agreement was set to expire August 15, 2012. On August 25, 2011, we entered into a seventeenth amendment to the Amended and Restated Credit Agreement, amending the agreement effective May 1, 2011 (the end of our fiscal 2011). This amendment extends the expiration date of the line of credit through August 25, 2013, increases the revolving loan commitment from $6.5 million to $10.0 million, and decreases the capital expenditure limit for fiscal years 2012 and 2013 from $10.0 million to $6.0 million. The amended agreement provides for a pricing matrix to determine the interest rate payable on loans made under the agreement (applicable interest rate of 2.24% at October 30, 2011). As of October 30, 2011, there were $125,000 in outstanding letters of credit (all of which related to workers compensation). At October 30, 2011 and May 1, 2011, there were no borrowings outstanding under the agreement.

Revolving Credit Agreement – China

At October 30, 2011, we had an unsecured credit agreement associated with our operations in China that provided for a line of credit of up to approximately $6.3 million. This agreement expires on September 2, 2012 and has an interest rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of October 30, 2011 and May 1, 2011.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At October 30, 2011, the company was in compliance with these financial covenants.

At October 30, 2011, the principal payment requirements of long-term debt during the next four years are: Year 1 – $2.4 million; Year 2 - $2.4 million; Year 3 - $2.2 million; and Year 4 - $2.2 million.

Capital Expenditures and Depreciation

Capital expenditures on a cash basis for the six months ended October 30, 2011 and October 31, 2010 were $2.6 million and $5.1 million, respectively. Capital expenditures for the six months ended October 30, 2011 and October 31, 2010 mostly relate to the mattress fabrics segment. Depreciation expense for the six months ended October 30, 2011 and October 31, 2010 was $2.4 million $2.1 million, respectively. Depreciation expense for the six months ended October 30, 2011 and October 31, 2010, primarily relates to the mattress fabrics segment.

For the full fiscal 2012, we currently expect cash capital expenditures to be approximately $4.0 million compared with $6.4 million in fiscal 2011 and $7.4 million in fiscal 2010. Planned capital expenditures for fiscal 2012 primarily relate to the mattress fabrics segment. For fiscal 2012, depreciation expense is projected to be $5.0 million, which primarily relates to the mattress fabrics segment.

At October 30, 2011, we had amounts due regarding capital expenditures totaling $112,000, which pertain to outstanding vendor invoices, none of which are financed. The total outstanding amount of $112,000 is required to be paid in full in fiscal 2012.

Critical Accounting Policies and Recent Accounting Developments

As of October 30, 2011, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended May 1, 2011.

Refer to Note 1 located in the notes to the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended May 1, 2011.

Contractual Obligations

As of October 30, 2011, there were no significant or new contractual obligations from those reported in our annual report on Form 10-K for the year ended May 1, 2011, with the exception of open purchase commitments to acquire equipment with regard to the mattress fabrics segment totaling $335,000 at October 30, 2011, compared with $980,000 at May 1, 2011.

Inflation

Any significant increase in our raw material costs, utility/energy costs and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited our ability to pass significant operating cost increases on to customers. As discussed elsewhere in this report (see “Segment Analysis’), significant increases in raw material costs led to lower profit margins for both of our business segments for the first six months of fiscal 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our revolving credit lines. At October 30, 2011, our U.S. revolving credit agreement provides for a pricing matrix to determine the interest rate payable on loans made under this agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. At October 30, 2011, there were no borrowings outstanding under these revolving credit lines.

We are not exposed to market risk from changes in interest rates on our long-term debt. Our unsecured term notes have a fixed interest rate of 8.01%, and the loan associated with the Government of Quebec is non-interest bearing.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in China, Canada, and Europe. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiary domiciled in Canada, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates at October 30, 2011, would not have had a significant impact on our results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 30, 2011, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended October 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the six months ended October 30, 2011. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2011 for the fiscal year ended May 1, 2011.

Item 1A.  Risk Factors

There have not been any material changes to our risk factors during the six months ended October 30, 2011. Our risk factors are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2011 for the fiscal year ended May 1, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Sales Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2011 to September 4, 2011	251,167	$8.70	251,167	$3,713,867
September 5, 2011 to October 2, 2011	104,671	$8.10	104,671	$2,865,583
October 3, 2011 to October 30, 2011	75,332	$8.50	75,332	$2,225,157
Total	431,170	$8.52	431,170	$2,225,137

(1)
On June 16, 2011, our board of directors authorized the expenditure of $5.0 million for the repurchase of our common stock. On August 29, 2011, our board of directors authorized the expenditure of an additional $2.0 million (a cumulative total of $7.0 million) for the repurchase of our common stock. The amounts determined in column (d) above are based on the cumulative authorized amount of $7.0 million as of August 29, 2011.

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

10.1
Seventeenth Amendment to Amended and Restated Credit Agreement dated as of August 25, 2011 among Culp, Inc. and Wells Fargo Bank, N.A. was filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter ended July 31, 2011 dated September 9, 2011, and is incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

** In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of the registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CULP, INC. (Registrant)

Date: December 9, 2011	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Vice President and Chief Financial Officer (Authorized to sign on behalf of the registrant and also signing as principal financial officer)

By:	/s/ Thomas B. Gallagher, Jr.
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