Form 10-Q
period 2012-01-29
CULP INC
filed 2012-03-09
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2012
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

Large accelerated filer☐	Accelerated filer ☒	Non-accelerated filer ☐

Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ YES    NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding at January 29, 2012:  12,692,574
Par Value: $0.05 per share

INDEX TO FORM 10-Q
For the period ended January 29, 2012

Item 1: Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE THREE AND NINE MONTHS ENDED JANUARY 29, 2012 AND JANUARY 30, 2011
UNAUDITED
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED

	January 29,	January 30,
	2012	2011

Net sales	$60,450	51,652
Cost of sales	51,939	43,413
Gross profit	8,511	8,239

Selling, general and
administrative expenses	5,518	5,129
Restructuring expense	-	7
Income from operations	2,993	3,103

Interest expense	181	224
Interest income	(148)	(57)
Other expense	83	28
Income before income taxes	2,877	2,908

Income taxes	1,075	483
Net income	$1,802	2,425

Net income per share, basic	$0.14	0.19
Net income per share, diluted	0.14	0.18
Average shares outstanding, basic	12,536	13,005
Average shares outstanding, diluted	12,677	13,228

	NINE MONTHS ENDED

	January 29,	January 30,
	2012	2011

Net sales	$178,733	156,443
Cost of sales	152,698	130,886
Gross profit	26,035	25,557

Selling, general and
administrative expenses	16,995	14,544
Income from operations	9,040	11,013

Interest expense	590	659
Interest income	(387)	(144)
Other expense	132	111
Income before income taxes	8,705	10,387

Income taxes	(1,168)	213
Net income	$9,873	10,174

Net income per share, basic	$0.77	0.79
Net income per share, diluted	0.76	0.77
Average shares outstanding, basic	12,777	12,936
Average shares outstanding, diluted	12,918	13,218

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
JANUARY 29, 2012, JANUARY 30, 2011 AND MAY 1, 2011
UNAUDITED
(Amounts in Thousands)

	January 29,	January 30,	* May 1,
	2012	2011	2011

Current assets:
Cash and cash equivalents	$15,096	17,259	23,181
Short-term investments	8,511	5,518	7,699
Accounts receivable, net	22,012	16,909	20,209
Inventories	32,910	26,407	28,723
Deferred income taxes	2,767	296	293
Assets held for sale	45	112	75
Income taxes receivable	-	407	79
Other current assets	2,522	1,521	2,376
Total current assets	83,863	68,429	82,635

Property, plant and equipment, net	30,285	30,571	30,296
Goodwill	11,462	11,462	11,462
Deferred income taxes	3,903	1,322	3,606
Other assets	1,944	2,093	2,052

Total assets	$131,457	113,877	130,051

Current liabilities:
Current maturities of long-term debt	$2,400	2,400	2,412
Line of credit	875	-	-
Accounts payable-trade	23,489	17,121	24,871
Accounts payable - capital expenditures	15	203	140
Accrued expenses	7,594	5,971	7,617
Accrued restructuring costs	40	71	44
Deferred income taxes	-	-	82
Income taxes payable - current	208	289	646
Total current liabilities	34,621	26,055	35,812

Income taxes payable - long-term	4,040	3,934	4,167
Deferred income taxes	659	622	596
Long-term debt, less current maturities	6,766	9,166	9,135

Total liabilities	46,086	39,777	49,710

Commitments and Contingencies (Note 17)

Shareholders' equity	85,371	74,100	80,341

Total liabilities and
shareholders' equity	$131,457	113,877	130,051

Shares outstanding	12,693	13,214	13,264

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 29, 2012 AND JANUARY 30, 2011
UNAUDITED
(Amounts in Thousands)

	NINE MONTHS ENDED

	January 29,	January 30,
	2012	2011

Cash flows from operating activities:
Net income	$9,873	10,174
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	3,600	3,205
Amortization of other assets	183	385
Stock-based compensation	258	280
Excess tax benefit related to stock-based compensation	(39)	(285)
Deferred income taxes	(2,751)	(1,219)
(Gain) loss on sale of equipment	(157)	15
Foreign currency exchange (gains) losses	(196)	33
Changes in assets and liabilities:
Accounts receivable	(1,769)	3,053
Inventories	(4,045)	(291)
Other current assets	(159)	204
Other assets	(49)	13
Accounts payable - trade	(1,709)	(5,459)
Accrued expenses	(1)	(3,822)
Accrued restructuring	(4)	(253)
Income taxes	(305)	379
Net cash provided by operating activities	2,730	6,412

Cash flows from investing activities:
Capital expenditures	(3,715)	(5,580)
Proceeds from the sale of equipment	188	27
Purchase of short-term investments	(4,821)	(4,532)
Proceeds from the sale of short-term investments	4,096	2,037
Net cash used in investing activities	(4,252)	(8,048)

Cash flows from financing activities:
Proceeds from lines of credit	6,323	-
Payments on lines of credit	(5,500)	-
Payments on long-term debt	(2,354)	(129)
Payments on vendor-financed capital expenditures	-	(188)
Proceeds from common stock issued	237	591
Common stock repurchased	(5,384)	-
Debt issuance costs	(26)	(27)
Excess tax benefit related to stock-based compensation	39	285
Net cash (used in) provided by financing activities	(6,665)	532

Effect of exchange rate changes on cash and cash equivalents	102	68

Decrease in cash and cash equivalents	(8,085)	(1,036)

Cash and cash equivalents at beginning of period	23,181	18,295

Cash and cash equivalents at end of period	$15,096	17,259

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, May 2, 2010	13,051,785	$652	49,459	12,833	103	$63,047
Net income	-	-	-	16,164	-	16,164
Stock-based compensation	-	-	360	-	-	360
Loss on cash flow hedge, net of taxes	-	-	-	-	(103)	(103)
Common stock issuable in connection
with performance based units	40,000	2	(2)	-	-	-
Common stock withheld for withholding taxes
payable and cost of option exercises	(60,415)	(3)	(560)	-	-	(563)
Excess tax benefit related to stock
based compensation	-	-	339	-	-	339
Fully vested common stock award	3,114	-	-	-	-	-
Common stock issuable in connection					.
with stock option plans	229,974	12	1,085	-	-	1,097
Balance, May 1, 2011	13,264,458	663	50,681	28,997	-	80,341
Net income	-	-	-	9,873	-	9,873
Stock-based compensation	-	-	258	-	-	258
Unrealized gain on short-term investments	-	-	-	-	7	7
Excess tax benefit related to stock
based compensation	-	-	39	-	-	39
Common stock repurchased	(624,459)	(31)	(5,353)	-	-	(5,384)
Fully vested common stock award	3,075	-	-			-
Common stock issued in connection
with stock option plans	49,500	2	235	-	-	237
Balance, January 29, 2012	12,692,574	$634	45,860	38,870	7	$85,371

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

The company’s nine-months ended January 29, 2012 and January 30, 2011, represent 39 week periods, respectively.

2. Significant Accounting Policies

As of January 29, 2012, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended May 1, 2011.

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

Recently Issued Accounting Pronouncements

ASC Topic 220

In June of 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, “Comprehensive Income”, to revise accounting guidance related to the presentation of comprehensive income in an entity’s financial statements. The guidance allows an entity the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with a total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount of comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity or notes to the financial statements. This revised guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As a result, this guidance is effective for our first quarter of fiscal 2013. The FASB amended this guidance in December 2011 to postpone a requirement to present items that are reclassified from other comprehensive income to net income on the face of the financial statement where the components of net income and other comprehensive income are presented and reinstate previous guidance related to such reclassifications. This guidance will change how we present comprehensive income in our consolidated financial statements as we currently present the components of other comprehensive income and total comprehensive income as part of our notes to the consolidated financial statements (see Note 13).

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

We recorded $26,000 and $31,000 of compensation expense within selling, general, and administrative expense for these common stock awards for the nine-month period ending January 29, 2012 and January 30, 2011, respectively.

Incentive Stock Option Awards

We did not grant any incentive stock option awards during the first nine months of fiscal 2012.

At January 29, 2012, options to purchase 219,375 shares of common stock were outstanding, had a weighted average exercise price of $7.26 per share, and a weighted average contractual term of 5.3 years. At January 29, 2012, the aggregate intrinsic value for options outstanding was $403,000.

At January 29, 2012, outstanding options to purchase 168,175 shares of common stock were exercisable, had a weighted average exercise price of $7.56 per share, and a weighted average contractual term of 5.1 years. At January 29, 2012, the aggregate intrinsic value for options exercisable was $259,000.

The aggregate intrinsic value for options exercised during nine-month periods ended January 29, 2012 and January 30, 2011, were $196,000 and $820,000, respectively.

The remaining unrecognized compensation cost related to incentive stock option awards at January 29, 2012, was $96,000 which is expected to be recognized over a weighted average period of 1.1 years.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We recorded $101,000 and $111,000 of compensation expense on incentive stock option grants within selling, general, and administrative expense for the nine-month periods ended January 29, 2012, and January 30, 2011, respectively.

Time Vested Restricted Stock Awards

We did not grant any time vested restricted stock awards during the first nine months of fiscal 2012.

We recorded $131,000 and $126,000 of compensation expense within selling, general, and administrative expense for time vested restricted stock awards for the nine-month periods ending January 29, 2012 and January 30, 2011, respectively.

At January 29, 2012, there were 185,000 shares of time vested restricted stock outstanding and unvested. Of the 185,000 shares outstanding and unvested, 105,000 shares (granted on January 7, 2009) vest in equal one-third installments on May 1, 2012, 2013, and 2014, respectively. The remaining 80,000 shares (granted on July 1, 2009) vest in equal one-third installments on July 1, 2012, 2013, and 2014, respectively. At January 29, 2012, the weighted average fair value of these outstanding and unvested shares was $3.65 per share.

During the nine-month period ending January 29, 2012, 10,000 shares of time vested restricted stock vested and had a weighted average fair value of $18,800 or $1.88 per share.

At January 29, 2012, the remaining unrecognized compensation cost related to the unvested restricted stock awards was $203,000, which is expected to be recognized over a weighted average vesting period of 1.7 years.

Performance Based Restricted Stock Units

We did not grant any performance based restricted stock units during the first nine months of fiscal 2012.

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

No compensation cost was recorded for performance based restricted stock units for the nine-month period ended January 29, 2012, as all performance based restricted stock units that have been granted by the company were fully vested at the end of fiscal 2011. We recorded $12,000 within selling, general, and administrative expense for performance based restricted stock units for the nine-month period ended January 30, 2011.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Compensation expense associated with this agreement was $44,000 for the nine-months ended January 29, 2012.

4.  Accounts Receivable

A summary of accounts receivable follows:

(dollars in thousands)	January 29, 2012	May 1, 2011
Customers	$23,113	$21,562
Allowance for doubtful accounts	(561)	(776)
Reserve for returns and allowances and discounts	(540)	(577)
	$22,012	$20,209

A summary of the activity in the allowance for doubtful accounts follows:

	Nine months ended
(dollars in thousands)	January 29, 2012	January 30, 2011
Beginning balance	$(776)	$(1,322)
Provision for bad debts	18	295
Net write-offs, net of recoveries	197	(19)
Ending balance	$(561)	$(1,046)

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

	Nine months ended
(dollars in thousands)	January 29, 2012	January 30, 2011
Beginning balance	$(577)	$(534)
Provision for returns, allowances and discounts	(1,929)	(1,606)
Credits issued	1,966	1,550
Ending balance	$(540)	$(590)

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.  Inventories

Inventories are carried at the lower of cost or market.  Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	January 29, 2012	May 1, 2011
Raw materials	$5,032	$6,130
Work-in-process	2,475	2,421
Finished goods	25,403	20,172
	$32,910	$28,723

6. Other Assets

A summary of other assets follows:

(dollars in thousands)	January 29, 2012	May 1, 2011
Cash surrender value – life insurance	$1,327	$1,323
Non-compete agreements, net	369	480
Other	248	249
	$1,944	$2,052

We recorded non-compete agreements in connection with our asset purchase agreements with International Textile Group, Inc. (ITG) and Bodet & Horst at their fair values based on valuation techniques. The non-compete agreement associated with ITG was amortized on a straight line basis over the four year life of the agreement and expired at the end of the third quarter of fiscal 2011. The non-compete agreement associated with Bodet & Horst is amortized on a straight line basis over the six year life of the agreement and requires quarterly payments of $12,500 over the life of the agreement. As of January 29, 2012, the total remaining non-compete payments were $125,000.

The gross carrying amount of these non-compete agreements was $1.0 million at January 29, 2012 and May 1, 2011, respectively. At January 29, 2012 and May 1, 2011, accumulated amortization for these non-compete agreements was $692,000 and $544,000, respectively. Amortization expense for these non-compete agreements was $148,000 and $363,000 for the nine month periods ended January 29, 2012 and January 30, 2011, respectively. The remaining amortization expense (which includes the total remaining Bodet & Horst non-compete payments of $125,000) for the next four fiscal years follows: FY 2012 - $49,000; FY 2013 - $198,000; FY 2014 - $198,000; and FY 2015 - $49,000. The weighted average amortization period for these non-compete agreements is 2.5 years as of January 29, 2012.

At January 29, 2012 and May 1, 2011, we had four life insurance contracts with death benefits to the respective insured totaling $12.9 million. Our cash surrender value – life insurance balances of $1.3 million at January 29, 2012 and May 1, 2011, respectively, are collectible upon death of the respective insured.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.  Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	January 29, 2012	May 1, 2011
Compensation, commissions and related benefits	$4,480	$6,032
Interest	324	184
Other accrued expenses	2,790	1,401
	$7,594	$7,617

8.  Long-Term Debt and Lines of Credit

A summary of long-term debt follows:

(dollars in thousands)	January 29, 2012	May 1, 2011
Unsecured senior term notes	$8,800	$11,000
Canadian government loan	366	547
	9,166	11,547
Current maturities of long-term debt	(2,400)	(2,412)
Long-term debt, less current maturities of long-term debt	$6,766	$9,135

Unsecured Term Notes

In connection with the Bodet & Horst acquisition in 2008, we entered into a note agreement dated August 11, 2008. This agreement provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The principal payments are payable over an average term of 3.5 years through August 11, 2015. Any principal prepayments will be assessed a penalty as defined in the agreement. This agreement contains customary financial and other covenants as defined in the agreement.

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

Revolving Credit Agreement – United States

At May 1, 2011, we had an unsecured Amended and Restated Credit Agreement that provided for a revolving loan commitment of $6.5 million, including letters of credit up to $3.0 million. This agreement was set to expire August 15, 2012. On August 25, 2011, we entered into a seventeenth amendment to the Amended and Restated Credit Agreement, amending the agreement effective May 1, 2011 (the end of our fiscal 2011). This amendment extends the expiration date of the line of credit through August 25, 2013, increases the revolving loan commitment from $6.5 million to $10.0 million, and decreases the capital expenditure limit for fiscal years 2012 and 2013 from $10.0 million to $6.0 million. On January 17, 2012, and in connection with the Culp Europe Credit Agreement discussed below, we entered into an eighteenth amendment to decrease our revolving loan commitment from $10.0 million to $7.6 million.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amended agreement provides for a pricing matrix to determine the interest rate payable on loans made under the agreement (applicable interest rate of 1.88% at January 29, 2012). As of January 29, 2012, there were $50,000 in outstanding letters of credit (all of which related to workers compensation). At January 29, 2012 and May 1, 2011, there were no borrowings outstanding under the agreement.

Revolving Credit Agreement – China

At January 29, 2012, we had an unsecured credit agreement associated with our operations in China that provides for a line of credit of up to 40 million RMB (approximately $6.3 million USD at January 29, 2012). This agreement expires on September 2, 2012 and has an interest rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of January 29, 2012 and May 1, 2011.

Revolving Credit Agreement - Europe

On January 17, 2012, we entered into an unsecured credit agreement associated with our operations in Poland that provides for a line of credit up to 6.8 million Polish Zloty (approximately $2.1 million USD at January 29, 2012). This agreement expires on January 15, 2013 and bears interest at WIBOR (Warsaw Interbank Offered Rate) plus 2% (applicable interest rate of 6.89% at January 29, 2012). At January 29, 2012, $875,000 (2.8 million Polish Zloty) was outstanding under this agreement.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At January 29, 2012, the company was in compliance with these financial covenants.

At January 29, 2012, the principal payment requirements of long-term debt during the next four years are: Year 1 – $2.4 million; Year 2 - $2.4 million; Year 3 - $2.2 million; and Year 4 - $2.2 million.

The fair value of the company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities.  At January 29, 2012, the carrying value of the company’s long-term debt was $9.2 million and the fair value was $8.2 million. At May 1, 2011, the carrying value of the company’s long-term debt was $11.5 million and the fair value was $10.2 million.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Level 1 – Quoted market prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than level 1 inputs that are either directly or indirectly observable, and

Level 3 – Unobservable inputs developed using the company’s estimates and assumptions, which reflect those that market participants would use.

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

	Fair value measurements at January 29, 2012 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Low Duration Bond Fund	$2,021	N/A	N/A	$2,021
Limited Term Bond Fund	2,042	N/A	N/A	2,042
Intermediate Term Bond Fund	1,045	N/A	N/A	1,045

	Fair value measurements at May 1, 2011 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Low Duration Bond Fund	$1,003	N/A	N/A	$1,003

The determination of where an asset or liability falls in the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter based on various factors and it is possible that an asset or liability may be classified differently from quarter to quarter. However, we expect that changes in classifications between different levels will be rare.

Short-term investments include short-term bond funds and deposit accounts that have maturities of less than one year. Our short-term bond funds are classified as available-for-sale and their unrealized gains or losses are included in other comprehensive income. Our short-term bond funds were recorded at their fair value of $5.1 million and $1.0 million at January 29, 2012 and May 1, 2011, respectively. At January 29, 2012 and May 1, 2011, the fair value of our short-term bond funds approximates its cost basis.

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

(Amounts in Thousands)
Fair Values of Derivative Instruments As of,
	January 29,2012		May 1, 2011

Derivatives designated as hedging instruments under ASC Topic 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Canadian dollar foreign exchange contract	Other assets	$-	Other assets	$-

Derivatives in ASC Topic 815 Net Investment Hedging Relationships	Amt of Gain (Loss) (net of tax) Recognized in OCI on Derivative (Effective Portion) and recorded in Other assets and Accrued Expenses at Fair Value		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (net of tax) or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011		2012	2011		2012	2011

Canadian Dollar Foreign Exchange Contract	$-	$(103)	Other Expense	$-	$5	Other Expense	$-	$79

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

During the fourth quarter of fiscal 2012, we entered into an agreement to enter foreign exchange contracts that mitigate the risk of foreign exchange rate fluctuations for inventory purchases associated with our operations located in Poland. These contracts effectively convert USD inventory payments at a fixed USD foreign exchange rate compared with the Polish Zloty.

11.  Cash Flow Information

Payments for interest and income taxes follows:

	Nine months ended
(dollars in thousands)	January 29, 2012	January 30, 2011
Interest	$449	$454
Net income tax payments	1,886	1,054

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

No interest costs were capitalized for the nine months ending January 29, 2012. Interest costs of $17,000 for the construction of qualifying property, plant, and equipment were capitalized for the nine months ending January 30, 2011.

During the nine-month period ending January 29, 2012, no shares of common stock were withheld to satisfy withholding tax liabilities and other costs incurred in connection with vesting of performance based restricted stock units or the exercise of options to purchase common stock. During the nine-month period ending January 30, 2011, 33,835 shares of common stock were withheld to satisfy withholding tax liabilities and other costs incurred in connection with 40,000 shares of common stock issued and related to the vesting of performance based restricted stock units and the exercise of 72,000 options to purchase of common stock. The total withholding tax liabilities and other costs incurred totaled $329,000.

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

	Three months ended
(amounts in thousands)	January 29, 2012	January 30, 2011
Weighted average common shares outstanding, basic	12,536	13,005
Dilutive effect of stock-based compensation	141	223
Weighted average common shares outstanding, diluted	12,677	13,228

Options to purchase 142,750 shares of common stock were not included in the computation of diluted net income per share for the three months ended January 29, 2012, as the exercise price of the options was greater than the average market price of the common shares. All options of common stock were included in the computation of diluted net income per share as the exercise price of the options was less than average market price of the common shares for the three months ended January 30, 2011.

The computations of basic net income per share did not include 185,000 and 195,000 shares of time vested restricted common stock as these shares were unvested for the three months ending January 29, 2012 and January 30, 2011, respectively.

	Nine months ended
(amounts in thousands)	January 29, 2012	January 30, 2011
Weighted average common shares outstanding, basic	12,777	12,936
Dilutive effect of stock-based compensation	141	282
Weighted average common shares outstanding, diluted	12,918	13,218

1-14

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Options to purchase 142,750 shares of common stock were not included in the computation of diluted net income per share for the nine months ended January 29, 2012, as the exercise price of the options was greater than the average market price of the common shares. All options of common stock were included in the computation of diluted net income for the nine months ended January 30, 2011, as the exercise price of the options was less than the average market price of the common shares.

The computations of basic net income per share did not include 185,000 and 195,000 shares of time vested restricted common stock as these shares were unvested for the nine months ending January 29, 2012 and January 30, 2011, respectively.

13.  Comprehensive Income

Comprehensive income is the total income and other changes in shareholders’ equity, except those resulting from investments by shareholders and distributions to shareholders not reflected in net income.

A summary of comprehensive income follows:

	Nine months ended
(dollars in thousands)	January 29, 2012	January 30, 2011
Net income	$9,873	$10,174
Unrealized gains on short-term investments	7	-
Loss on cash flow hedge, net of income taxes	-	(103)
Comprehensive income	9,880	$10,071

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

Financial information for the company’s operating segments follows:

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended
(dollars in thousands)	January 29, 2012	January 30, 2011
Net sales:
Mattress Fabrics	$34,719	$27,991
Upholstery Fabrics	25,731	23,661
	$60,450	$51,652
Gross profit:
Mattress Fabrics	$5,104	$4,596
Upholstery Fabrics	3,407	3,643
	$8,511	$8,239
Selling, general, and administrative expenses:
Mattress Fabrics	$1,970	$1,780
Upholstery Fabrics	2,653	2,517
Total segment selling, general, and administrative expenses	4,623	4,297
Unallocated corporate expenses	895	832
	$5,518	$5,129
Income from operations:
Mattress Fabrics	$3,134	$2,816
Upholstery Fabrics	754	1,126
Total segment income from operations	3,888	3,942
Unallocated corporate expenses	(895)	(832)
Restructuring expense	-	(7)	(1)
Total income from operations	2,993	3,103
Interest expense	(181)	(224)
Interest income	148	57
Other expense	(83)	(28)
Income before income taxes	$2,877	$2,908

(1)
The $7 restructuring charge represents $17 for lease termination and other exit costs offset by a credit of $10 for sales proceeds received on equipment with no carrying value. This restructuring charge relates to the Upholstery Fabrics segment.

	Nine months ended
(dollars in thousands)	January 29, 2012		January 30, 2011
Net sales:
Mattress Fabrics	$102,130		$87,244
Upholstery Fabrics	76,603		69,199
	$178,733		$156,443
Gross profit:
Mattress Fabrics	$16,180		$15,616
Upholstery Fabrics	9,932		9,941
Total segment gross profit	$26,112		$25,557
Other non-recurring charges	(77)	(2)	-
	$26,035		$25,557
Selling, general, and administrative expenses:
Mattress Fabrics	$6,094		$5,480
Upholstery Fabrics	8,186		6,394
Total segment selling, general, and administrative expenses	14,280		11,874
Unallocated corporate expenses	2,715		2,670
	$16,995		$14,544
Income from operations:
Mattress Fabrics	$10,087		$10,136
Upholstery Fabrics	1,745		3,547
Total segment income from operations	11,832		13,683
Unallocated corporate expenses	(2,715)		(2,670)
Other non-recurring charges	(77)	(2)	-
Total income from operations	9,040		11,013
Interest expense	(590)		(659)
Interest income	387		144
Other expense	(132)		(111)
Income before income taxes	$8,705		$10,387

(2)	The $77 other non-recurring charge represents employee termination benefits associated with our Anderson, SC plant facility. This non-recurring charge relates to the Upholstery Fabrics segment.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	January 29, 2012	May 1, 2011
Segment assets:
Mattress Fabrics
Current assets (3)	$28,638	$25,456
Assets held for sale	14	14
Non-compete agreements, net	369	480
Goodwill	11,462	11,462
Property, plant and equipment (4)	28,210	28,581
Total mattress fabrics assets	68,693	65,993
Upholstery Fabrics
Current assets (3)	26,284	23,476
Assets held for sale	31	61
Property, plant and equipment (5)	1,246	967
Total upholstery fabrics assets	27,561	24,504
Total segment assets	96,254	90,497
Non-segment assets:
Cash and cash equivalents	15,096	23,181
Short-term investments	8,511	7,699
Income taxes receivable	-	79
Deferred income taxes	6,670	3,899
Other current assets	2,522	2,376
Property, plant and equipment (6)	829	748
Other assets	1,575	1,572
Total assets	$131,457	$130,051

	Nine months ended
(dollars in thousands)	January 29, 2012	January 30, 2011
Capital expenditures (7):
Mattress Fabrics	$2,761	$5,040
Upholstery Fabrics	481	170
Unallocated Corporate	351	193
Total capital expenditures	$3,593	$5,403
Depreciation expense:
Mattress Fabrics	$3,163	$2,795
Upholstery Fabrics	437	410
Total depreciation expense	$3,600	$3,205

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)	Current assets represent accounts receivable and inventory for the respective segment.

(4)
The $28.2 million at January 29, 2012, represents property, plant, and equipment of $19.8 million and $8.4 million located in the U.S. and Canada, respectively. The $28.6 million at May 1, 2011, represents property, plant, and equipment of $20.0 million and $8.6 million located in the U.S. and Canada, respectively.

(5)
The $1.2 million at January 29, 2012, represents property, plant, and equipment located in the U.S. of $957, located in China of $179, and located in Poland of $110. The $967 at May 1, 2011, represents property, plant, and equipment located in the U.S. of $727, located in China of $184, and located in Poland of $56.

(6)
The $829 and $748 at January 29, 2012 and May 1, 2011, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate are located in the U.S.

(7)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

15.  Income Taxes

Effective Income Tax Rate

We recorded an income tax benefit of $1.2 million, or (13.4)% of income before income tax expense, for the nine month period ended January 29, 2012, compared to income tax expense of $213,000, or 2.1% of income before income tax expense, for the nine month period ended January 30, 2011. Our effective income tax rates for the nine month periods ended January 29, 2012, and January 30, 2011, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effective income tax rate of (13.4)% for the nine month period ended January 29, 2012 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The effective income tax rate was reduced by 50% for a reduction in our valuation allowance associated with our U.S. net deferred income tax assets. This 50% reduction in our effective income tax rate is due to a change in judgment about the realization of our U.S. net deferred income tax assets in future years. Since the realization of our U.S. net deferred income tax assets is a result of a change in judgment about future years, we recorded an income tax benefit of $4.4 million that represents a discrete event in which the full tax effects were recorded for the nine month period ending January 29, 2012.

●
The effective income tax rate was reduced by 7% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●	The effective income tax rate was increased 7% for an increase in unrecognized tax benefits.

●	The effective income tax rate was increased by 2.6% for stock-based compensation and other miscellaneous items.

The effective income tax rate of 2.1% for the nine month period ended January 30, 2011 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The effective income tax rate was reduced by 31% for a reduction in our valuation allowance recorded against our net deferred income tax assets. Of this 31% reduction in our effective income tax rate, 19% and 12% pertain to our operations located in the U.S. and China, respectively. The 19% reduction in our effective income tax rate from our U.S. operations is due to the realization of our U.S. net deferred income tax assets from ordinary taxable income projected for fiscal 2011. Since the realization of our U.S. net deferred income tax assets were from ordinary taxable income in the current fiscal year, its tax effects are included in the computation of the annual effective tax rate for fiscal 2011. The 12% reduction in our effective income tax rate from our China operations is due to a change in judgment about the realization of our China net deferred income tax assets in future years. Since the realization of our China net deferred income tax assets is a result of a change in judgment about future years, we recorded an income tax benefit of $1.3 million that represents a discrete event in which the full tax effects were recorded for the nine month period ended January 30, 2011.

●
The income tax rate was reduced by 7% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●
The income tax rate was reduced by 3% for adjustments made to our Canadian deferred income tax liabilities and associated with our election to file our Canadian income tax returns in U.S. dollars commencing with our fiscal 2011 tax year. Our Canadian income tax returns were filed in Canadian dollars for fiscal years prior to fiscal 2011. This adjustment totaled $315,000 and represented a discrete event in which the full tax effects were recorded during the nine-month period ended January 30, 2011.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

●
The income tax rate increased 9% for an increase in unrecognized tax benefits. This 9% increase in the income tax rate also includes an income tax benefit of $107,000 or a reduction in the income tax rate of 1% for the subsequent recognition of unrecognized tax benefits. This adjustment of $107,000 represents a discrete event in which the full tax effects were recorded during the nine month period ended January 30, 2011.

●	The income tax rate was increased by 0.1% for stock-based compensation and other miscellaneous items.

Deferred Income Taxes

Summary

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessments, we recorded a partial valuation allowance of $12.1 million and $16.4 million against our net deferred income tax assets associated with our U.S. operations at January 29, 2012, and May 1, 2011, respectively. No valuation allowance has been recorded against our net deferred income tax assets associated with our operations located in China, Canada, and Europe.

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

This improvement continued through the second quarter of fiscal 2012, as our U.S. operations earned a cumulative pretax income through the second quarter of fiscal 2012 and fiscal years 2011 and 2010 totaling $10.0 million. This continued earnings improvement from our U.S. operations was driven by our mattress fabric operations (which primarily resides in the U.S.). During the second quarter of fiscal 2012, our mattress fabric operations had net sales totaling $35.2 million compared with $28.3 million in the second quarter of fiscal 2011. In addition, our mattress fabric operations had operating income totaling $3.8 million in the second quarter of fiscal 2012 compared with $3.3 million in the second quarter of fiscal 2011. These improved results in the second quarter of fiscal 2012, which were better than expected, can be attributed to increased sales from our sales and marketing initiatives and new programs with customers who are leading suppliers in the bedding industry.  Collectively, these developments increased our confidence in forecasting U.S. taxable income through fiscal 2014 in the second quarter of fiscal 2012. Based on the continuation of these trends in the third quarter of fiscal 2012, we maintain our position that we can forecast U.S. taxable income through 2014. During the third quarter of fiscal 2012, our mattress fabric operations had net sales totaling $34.7 million compared with $28.0 million in the third quarter of fiscal 2011. In addition, our mattress fabric operations had operating income totaling $3.1 million in the third quarter of fiscal 2012 compared with $2.8 million in the third quarter of fiscal 2011.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Although our U.S. operations have reported pre-tax income on a cumulative three-year basis, the significant uncertainty in the overall economic climate, has made it very difficult to forecast medium and long-term financial results associated with our U.S. operations. Since it will take a significant period of time for our U.S. operations to realize its U.S. net deferred income tax assets based on earned and forecasted U.S. pre-tax income levels, we believe it is too uncertain to project U.S. pre-tax income levels associated with our U.S. operations after fiscal 2014 that support a “more likely than not” assertion at the end of our third quarter of fiscal 2012.

Based on the positive and negative evidence noted above, we recorded a partial valuation allowance of $12.1 million at January 29, 2012, against the net deferred income tax assets associated with our U.S. operations that are expected to reverse beyond fiscal 2014 and we recognized an income tax benefit of $4.4 million in the second quarter of fiscal 2012 for the reduction in this valuation allowance for projected U.S. taxable income in fiscal years 2013 and 2014 to reduce our U.S. loss carryforwards.

Overall

The recorded valuation allowance of $12.1 million has no effect on our operations, loan covenant compliance, or the possible realization of the U.S. income tax loss carryforwards in the future. If it is determined that it is “more likely than not” that we will realize any of these U.S. income tax loss carryforwards, an income tax benefit would be recognized at that time.

At January 29, 2012, the current deferred income tax asset of $2.8 million represents $2.5 million and $256,000 from our operations located in the U.S. and China, respectively. At May 1, 2011, the current deferred income tax asset of $293,000 pertains to our operations located in China. At May 1, 2011, the current deferred income tax liability of $82,000 pertains to our operations located in Canada. At January 29, 2012, the non-current deferred income tax asset of $3.9 million represents $2.8 million and $1.1 million from our operations located in the U.S. and China, respectively. At May 1, 2011, the non-current deferred income tax asset of $3.6 million represents $2.3 million and $1.3 million from our operations located in the U.S. and China, respectively. At January 29, 2012 and May 1, 2011, the non-current deferred income tax liability of $659,000 and $596,000 pertains to our operations located in Canada.

Uncertainty In Income Taxes

At January 29, 2012, we had $12.3 million of total gross unrecognized tax benefits, of which $4.0 million represents the amount of gross unrecognized tax benefits that, if recognized would favorably affect the income tax rate in future periods. Of the $12.3 million in gross unrecognized tax benefits as of January 29, 2012, $8.3 million were classified as net non-current deferred income taxes and $4.0 million were classified as income taxes payable –long-term in the accompanying consolidated balance sheets.

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

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of January 29, 2012, the company’s statutory surplus reserve was $2.9 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Our subsidiaries located in China can transfer funds to the parent company with the exception of the statutory surplus reserve of $2.9 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

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

Purchase Commitments

At January 29, 2012, and May 1, 2011, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $1.4 million and $980,000, respectively.

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

We purchased 624,459 shares of our common stock at a cost of $5.4 million for the nine-month period ending January 29, 2012.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934).  Such statements are inherently subject to risks and uncertainties.  Further, forward looking statements are intended to speak only as of the date on which they are made, and we disclaim any duty to update such statements.  Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “estimate,” “plan” and “project” and their derivatives, and include but are not limited to statements about expectations for our future operations, production levels, sales, gross profit margins, operating income, SG&A or other expenses, earnings, and other performance or liquidity measures, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions.  Decreases in these economic indicators could have a negative effect on our business and prospects.  Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in the value of the U.S. dollar versus other currencies could affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada, China, and Europe can have a negative impact on our sales of products produced in those places. Also, economic and political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements are included in Item 1A “Risk Factors” section in our Form 10-K filed with the Securities and Exchange Commission on July 15, 2011 for the fiscal year ended May 1, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

General

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The nine months ended January 29, 2012, and January 30, 2011, represent 39 week periods, respectively. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources and sells fabrics to bedding manufacturers. The upholstery fabrics segment sources, manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

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

Executive Summary

Net sales were $60.5 million for the third quarter of fiscal 2012, an increase of 17% compared with $51.7 million for the third quarter of fiscal 2011. Net sales were $178.7 million for the nine months ended January 29, 2012, an increase of 14% compared with $156.4 million for the nine months ended January 30, 2011.  Both of our business segments had sales gains, in spite of an uncertain global economic environment. In addition, our third quarter is typically a slower quarterly period due to the scheduled holiday plant shutdowns. We believe these trends reflect the success of our various sales and marketing initiatives along with the benefits of our design capabilities and global manufacturing platform.

Income before income taxes was $2.9 million in the third quarter of fiscal 2012 and the third quarter of fiscal 2011. Income before income taxes was $8.7 million for the nine months ended January 29, 2012, a decrease of 16% compared with $10.4 million for the nine months ended January 30, 2011. Despite the increase in net sales, income before income taxes declined primarily because of significant increases in our raw material costs in both business segments and higher selling, general, and administrative expenses (SG&A) primarily in the upholstery fabrics segment. To help offset the increased raw material costs, we have implemented customer price increases in both business segments. These price increases, however, are not expected to fully restore our reduced operating profit margins. While the increased raw material costs affected our operating margins for year to date fiscal 2012, we are encouraged that raw material prices have recently stabilized for both of our business segments.

We reported net income of $1.8 million, or $0.14 per diluted share in the third quarter of fiscal 2012 compared with net income of $2.4 million, or $0.18 per diluted share in the third quarter of fiscal 2011. Net income for the third quarter of fiscal 2012 includes income tax expense of $1.1 million and net income for the third quarter of fiscal 2011 includes income tax expense of $483,000. Net income was $9.9 million, or $0.76 per diluted share, for the nine months ended January 29, 2012, compared with $10.2 million, or $0.77 per diluted share, for the nine months ended January 30, 2011. Net income for the nine months ended January 29, 2012 includes an income tax benefit of $1.2 million and net income for the nine months ended January 30, 2011 includes income tax expense of $213,000. The income tax benefit of $1.2 million for the nine months ended January 29, 2012, includes a $4.4 million non-cash reversal during the second quarter of fiscal 2012 for a portion of the valuation allowance associated with our U.S. operations. The income tax expense of $213,000 for the nine months ended January 30, 2011 includes a $1.3 million non-cash reversal during the second quarter of fiscal 2011 for the entire valuation allowance associated with our China operations.

At January 29, 2012, our cash and cash equivalents and short-term investments totaled $23.6 million, exceeding our total debt (current maturities of long-term debt, long-term debt, and line of credit) of $10.1 million. We made our first $2.2 million scheduled principal payment on our long-term debt during the second quarter of fiscal 2012. Our next scheduled principal payment of $2.2 million is due in August 2012.

On January 17, 2012, we entered into an unsecured credit agreement associated with our operations in Poland that provides for a line of credit up to 6.8 million Polish Zloty (approximately $2.1 million USD at January 29, 2012). This agreement expires on January 15, 2013 and bears interest at the Warsaw Interbank Offered Rate (“WIBOR”) plus 2% (applicable interest rate of 6.89% at January 29, 2012). At January 29, 2012, $875,000 (2.8 million Polish Zloty) was outstanding under this agreement.  In connection with the unsecured credit agreement associated with our operations in Poland, we entered into an eighteenth amendment of our U.S. unsecured credit agreement to decrease our revolving loan commitment from $10.0 million to $7.6 million.

Our board of directors has authorized the expenditure of up to $7.0 million for the repurchase of shares of our common stock.  Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, and through plans established under the Securities Exchange Act Rule 10b5-1. The amount of shares purchased and the timing of such purchases will be based on working capital requirements, market and general business conditions and other factors including alternative investment opportunities. Since the initial authorization of this program on June 16, 2011, we have repurchased 624,459 shares of our common stock at a cost of $5.4 million, through the third quarter of fiscal 2012.

Segment Analysis

The following tables set forth the company’s statement of operations by segment for the three and nine months ended January 29, 2012, and January 30, 2011.

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE THREE MONTHS ENDED JANUARY 29, 2012 AND JANUARY 30, 2011
(Unaudited)

(Amounts in thousands)

	THREE MONTHS ENDED

	Amounts					Percent of Total Sales
	January 29,	January 30,		% Over		January 29,	January 30,
Net Sales by Segment	2012	2011		(Under)		2012	2011

Mattress Fabrics	$34,719	27,991		24.0%		57.4%	54.2%
Upholstery Fabrics	25,731	23,661		8.7%		42.6%	45.8%

Net Sales	$60,450	51,652		17.0%		100.0%	100.0%

Gross Profit by Segment						Gross Profit Margin

Mattress Fabrics	$5,104	4,596		11.1%		14.7%	16.4%
Upholstery Fabrics	3,407	3,643		(6.5	) %	13.2%	15.4%

Gross Profit	8,511	8,239		3.3%		14.1%	16.0%

Selling, General and Administrative expenses by Segment						Percent of Sales

Mattress Fabrics	$1,970	1,780		10.7%		5.7%	6.4%
Upholstery Fabrics	2,653	2,517		5.4%		10.3%	10.6%
Unallocated Corporate expenses	895	832		7.6%		1.5%	1.6%
Selling, General and Administrative expenses	5,518	5,129		7.6%		9.1%	9.9%

Operating Income (loss) by Segment						Operating Income (Loss) Margin

Mattress Fabrics	$3,134	2,816		11.3%		9.0%	10.1%
Upholstery Fabrics	754	1,126		(33.0	) %	2.9%	4.8%
Unallocated corporate expenses	(895)	(832)		7.6%		(1.5)%	(1.6	) %

Subtotal	2,993	3,110		(3.8	) %	5.0%	6.0%

Restructuring and related charges	-	(7)	(1)	(100.0	) %	0.0%	(0.0	) %

Operating income	2,993	3,103		(3.5	) %	5.0%	6.0%

Depreciation by Segment

Mattress Fabrics	$1,081	974		11.0%
Upholstery Fabrics	133	134		(0.7	) %
Subtotal	$1,214	1,108		9.6%

Notes:

(1) The $7 restructuring charge represents $17 for lease termination and other exit costs offset by a credit of $10 for sales proceeds received on equipment with no carrying value.

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE NINE MONTHS ENDED JANUARY 29, 2012 AND JANUARY 30, 2011
(Unaudited)

(Amounts in thousands)

	NINE MONTHS ENDED

	Amounts					Percent of Total Sales
	January 29,		January 30,	% Over		January 29,		January 30,
Net Sales by Segment	2012		2011	(Under)		2012		2011

Mattress Fabrics	$102,130		87,244	17.1%		57.1%		55.8%
Upholstery Fabrics	76,603		69,199	10.7%		42.9%		44.2%

Net Sales	$178,733		156,443	14.2%		100.0%		100.0%

Gross Profit by Segment						Gross Profit Margin

Mattress Fabrics	$16,180		15,616	3.6%		15.8%		17.9%
Upholstery Fabrics	9,932		9,941	(0.1	) %	13.0%		14.4%
Subtotal	26,112		25,557	2.2%		14.6%		16.3%

Other non-recurring charges	(77)	(1)	-	100.0%		(0.0	) %	0.0%

Gross Profit	26,035		25,557	1.9%		14.6%		16.3%

Selling, General and Administrative expenses by Segment						Percent of Sales

Mattress Fabrics	$6,094		5,480	11.2%		6.0%		6.3%
Upholstery Fabrics	8,186		6,394	28.0%		10.7%		9.2%
Unallocated Corporate expenses	2,715		2,670	1.7%		1.5%		1.7%
Selling, General, and Administrative expenses	16,995		14,544	16.9%		9.5%		9.3%

Operating Income (loss) by Segment						Operating Income (Loss) Margin

Mattress Fabrics	$10,087		10,136	(0.5	) %	9.9%		11.6%
Upholstery Fabrics	1,745		3,547	(50.8	) %	2.3%		5.1%
Unallocated corporate expenses	(2,715)		(2,670)	1.7%		(1.5	) %	(1.7	) %
Subtotal	9,117		11,013	(17.2	) %	5.1%		7.0%

Other non-recurring charges	(77)	(1)	-	100.0%		(0.0	) %	0.0%

Operating income	9,040		11,013	(17.9	) %	5.1%		7.0%

Depreciation by Segment

Mattress Fabrics	$3,163		2,795	13.2%
Upholstery Fabrics	437		410	6.6%
Subtotal	3,600		3,205	12.3%

Notes:

(1) Our other non-recurring charges represent employee termination benefits associated with our Anderson, SC plant facility.

Three and Nine months ended January 29, 2012 compared with the Three and Nine Months ended January 30, 2011

Mattress Fabrics Segment

Net Sales

Net sales were $34.7 million for the third quarter of fiscal 2012, an increase of 24% compared with $28.0 million for the third quarter of fiscal 2011. Net sales were $102.1 million for the nine months ended January 29, 2012, an increase of 17% compared with $87.2 million for the nine months ended January 30, 2011.This increase in net sales was primarily due to improved industry demand and our sales and marketing initiatives. We have been able to respond to this increased demand as we are benefitting from our recent investments in production facilities that have expanded our internal capacity. The bedding industry is evolving into a more decorative business with increased product diversity and growing consumer demand for better bedding and a higher quality mattress fabric. Our expanded manufacturing platform has allowed us to better serve our customers by providing them with a diverse product line in all major product categories. This product diversity, along with our design capabilities and product innovation, has created additional sales opportunities with customers who are leading suppliers in the bedding industry. The increase in net sales also reflects price increases we implemented starting in the fourth quarter of fiscal 2011 to partially offset the increased raw material costs noted below.

Gross Profit and Operating Income

For the third quarter of fiscal 2012, the mattress fabrics segment reported a gross profit of $5.1 million compared with $4.6 million for the third quarter of fiscal 2011. Gross profit margins were 14.7% and 16.4% of net sales for the third quarter of fiscal 2012 and 2011, respectively. Selling, general, and administrative expenses (SG&A) for the third quarter of fiscal 2012 were $2.0 million, or 6% of net sales, compared with $1.8 million, or 6% of net sales, for the third quarter of fiscal 2011. Operating income for the third quarter of fiscal 2012 was $3.1 million compared with $2.8 million for the third quarter of fiscal 2011. Operating margins were 9% and 10% of net sales in the third quarter of fiscal 2012 and 2011, respectively.

For the nine months ended January 29, 2012, gross profit was $16.2 million, compared with $15.6 million for the nine months ended January 30, 2011. Gross profit margins were 16% and 18% of net sales for the nine months ended January 29, 2012, and January 30, 2011, respectively. SG&A for the nine months ended January 29, 2012 were $6.1 million, or 6% of net sales, compared with $5.5 million, or 6% of net sales, for the nine months ended January 30, 2011. Operating income was $10.1 million for the nine months ended January 29, 2012 and January 30, 2011, respectively. Operating margins were 10% and 12% of net sales for the nine months ended January 29, 2012 and January 30, 2011, respectively.

Although we are pleased with the increase in net sales noted above, our gross profit and operating margins were affected by higher raw material costs, and customer pricing pressure, and scheduled holiday plant shutdowns. We are encouraged that raw material costs have decreased from their peak levels and seem to have stabilized. However, we are still experiencing higher raw material costs as compared to prior year periods. As a result, we implemented customer price increases starting in the fourth quarter of fiscal 2011. These customer price increases, however, are not expected to fully restore our reduced operating profit margins. In addition, we have worked diligently to manage our production costs and identify alternative sources of yarns and raw materials without comprising quality or production efficiency.

Segment assets

Segment assets consist of accounts receivable, inventory, assets held for sale, non-compete agreements associated with the certain acquisitions, goodwill, and property, plant, and equipment.

As of January 29, 2012, accounts receivable and inventory totaled $28.6 million compared with $25.5 million at May 1, 2011.  This increase is primarily due to increased net sales from increased customer demand. As noted above, net sales for our mattress fabrics segment increased 17% for the nine months ended January 29, 2012 compared with the nine months ended January 30, 2011.

As of January 29, 2012, property, plant and equipment totaled $28.2 million compared with $28.6 million at May 1, 2011. The $28.2 million at January 29, 2012, represents property, plant, and equipment of $19.8 million and $8.4 million located in the U.S. and Canada, respectively. The $28.6 million at May 1, 2011, represents property, plant, and equipment of $20.0 million and $8.6 million located in the U.S. and Canada, respectively. The decrease of this segment’s property, plant, and equipment reflects capital spending of $2.8 million offset by depreciation expense of $3.2 million.

As of January 29, 2012 and May 1, 2011, the carrying value of the segment’s goodwill was $11.5 million. As of January 29, 2012, and May 1, 2011, the carrying value of the non-compete agreements were $369,000 and $480,000, respectively. The decrease in the carrying value of the non-compete agreements is primarily due to amortization expense for the nine months ended January 29, 2012. At January 29, 2012 and May 1, 2011, assets held for sale totaled $14,000.

Upholstery Fabrics Segment

Net Sales

Upholstery fabric net sales for the third quarter of fiscal 2012 were $25.7 million, a 9% increase compared with $23.7 million in the third quarter of fiscal 2011. Net sales of upholstery fabrics produced outside our U.S. manufacturing operations were $22.6 million in the third quarter of fiscal 2012, a 9% increase compared with $20.7 million in the third quarter of fiscal 2011. Net sales of upholstery fabrics produced by our U.S. manufacturing operations were $3.1 million in the third quarter of fiscal 2012, a 6% increase compared with $2.9 million in the third quarter of fiscal 2011.

Upholstery fabric net sales for the nine months ended January 29, 2012, were $76.6 million, an 11% increase compared with $69.2 million for the nine months ended January 30, 2011. Net sales for upholstery fabrics produced outside our U.S. manufacturing operations were $67.3 million for the nine months ended January 29, 2012, a 12% increase compared with $60.0 million for the nine months ended January 30, 2011. Net sales of upholstery fabrics produced by our U.S. manufacturing operations were $9.3 million for the nine months ended January 29, 2012, a 1% increase compared with $9.2 million for the nine months ended January 30, 2011.

We are encouraged by the favorable sales trends in our upholstery fabrics business in spite of the continued weakness in the U.S. housing market and the uncertain global economic environment. Our increase in net sales was primarily driven by the growth of our China produced fabrics, with increased sales to key customers located in the U.S., the local China market, and other international customers. This increase in net sales also reflects price increases we implemented starting in the fourth quarter of fiscal 2011 to partially offset increased raw material costs. In addition, the increase reflects the third full quarter of sales from our European operation located in Poland. This operation was established in the fourth quarter of fiscal 2011 and is still in the early stages of development. We are encouraged by the initial sales trends and the interest level from several of the largest furniture manufacturers and retailers in Europe.

Gross Profit and Operating Income

For the third quarter of fiscal 2012, the upholstery fabrics segment reported a gross profit of $3.4 million, compared with $3.6 million for the third quarter of fiscal 2011. Gross profit margins were 13% and 15% for the third quarters of fiscal 2012 and 2011, respectively. SG&A for the third quarter of fiscal 2012 were $2.7 million compared with $2.5 million for the third quarter of fiscal 2011. Operating income for the third quarter of fiscal 2012 was $754,000 compared with operating income of $1.1 million in the third quarter of fiscal 2011. Operating margins were 3% and 5% for the third quarters of fiscal 2012 and 2011, respectively.

For the nine months ended January 29, 2012 and January 30, 2011, the upholstery fabrics segment reported a gross profit of $9.9 million. Gross profit margins were 13.0% and 14.4% for the nine months ended January 29, 2012 and January 30, 2011, respectively. SG&A for the nine months ended January 29, 2012 were $8.2 million, a 28% increase compared with $6.4 million for the nine months ended January 30, 2011. Operating income for the nine months ended January 29, 2012 was $1.7 million, a decrease of 51% compared with $3.5 million for the nine months ended January 30, 2011. Operating margins were 2% and 5% for the nine months ended January 29, 2012 and January 30, 2011, respectively.

Although we are pleased with the increase in net sales noted above, our upholstery fabric results were affected by higher raw material costs and unfavorable foreign currency fluctuations in relation to the U.S. dollar associated with our operations located in China. As a result, we implemented customer price increases starting in the fourth quarter of fiscal 2011 and in addition are expected to implement a price increase late in the fourth quarter of fiscal 2012. These customer price increases, however, are not expected to fully restore our reduced operating profit margins. While we are encouraged that raw material costs have stabilized, our production costs are still higher in comparison to the same time a year ago. In order to reduce our production costs, we have utilized our design capabilities and manufacturing platform to introduce new products that offer excellent quality and value at better margins.

The adverse trends in gross profit and operating income margins were also affected by lower profitability in our U.S. velvet products line in the first half of fiscal 2012.  The lower profitability in our U.S. velvet products line was due to both higher raw material costs and lower demand in this product category. Because of these trends, we implemented customer price increases and took steps to align our velvet capacity with expected demand. As a result of these initiatives, our U.S. upholstery operation returned to profitability during the third quarter of fiscal 2012. Going forward, we are encouraged about the opportunity to increase our net sales of woven textured products, which we started manufacturing at this U.S. facility just over two years ago. Our costs to produce this product category in the U.S. are now comparable to our production costs in China.

The decline in operating income was also due to a significant increase in SG&A in fiscal 2012. This increase was primarily due to start-up expenses associated with our Culp Europe operations that did not occur in the nine month period ending January 30, 2011. In addition, SG&A were lower for the nine month period ending January 30, 2011 due to (i) a decrease in incentive compensation accruals reflecting weaker financial results in relation to pre-established performance targets and (ii) a decrease in bad debt expense reflecting a decrease in our consolidated accounts receivable balance, as well as management's assessment of estimated credit exposures within our accounts receivable portfolio. These decreases in SG&A in the nine months ending January 30, 2011 did not occur for the nine months ending January 29, 2012.

Segment Assets

Segment assets consist of accounts receivable, inventory, assets held for sale, and property, plant, and equipment.  As of January 29, 2012, accounts receivable and inventory totaled $26.3 million compared to $23.5 million at May 1, 2011. This increase is primarily due to increased net sales from increased customer demand. As noted above, net sales for our upholstery fabrics segment increased 11% for the nine months ended January 29, 2012 compared with the nine months ended January 30, 2011.

Assets held for sale totaled $31,000 and $61,000 at January 29, 2012 and May 1, 2011, respectively.

As of January 29, 2012, property, plant, and equipment totaled $1.2 million compared with $967,000 at May 1, 2011. The $1.2 million at January 29, 2012, represents property, plant, and equipment located in the U.S. of $957,000, located in China of $179,000, and located in Poland of $110,000. The $967,000 at May 1, 2011, represents property, plant, and equipment located in the U.S. of $727,000, located in China of $184,000, and located in Poland of $56,000.

Other Income Statement Categories

Selling, General and Administrative Expenses (SG&A)

For the third quarter of fiscal 2012, SG&A for the company as a whole was $5.5 million compared with $5.1 million for the third quarter of fiscal 2011. For the nine months ended January 29, 2012, SG&A for the company as a whole was $17.0 million, an increase of 17% compared with $14.5 million for the nine months ended January 30, 2011. These increases in SG&A were primarily due to start-up expenses associated with our Culp Europe operations that did not occur in the nine months ended January 30, 2011. In addition, SG&A were lower in the nine months ended January 30, 2011, due to (i) a decrease in stock based compensation which reflects a decrease in stock-based awards and the company's stock price, (ii) a decrease in incentive compensation accruals reflecting weaker financial results in relation to pre-established performance targets, and (iii) a decrease in bad debt expense reflecting a decrease in our consolidated accounts receivable balance, as well as management's assessment of estimated credit exposures within our accounts receivable portfolio. These decreases in SG&A in the nine months ended January 30, 2011, did not occur in the nine months ended January 29, 2012.

Interest Expense (Income)

Interest expense for the third quarter of fiscal 2012 was $181,000 compared with $224,000 for the third quarter of fiscal 2011. Interest expense for the nine months ended January 29, 2012 was $590,000 compared with $659,000 for the nine months ended January 30, 2011. This trend reflects lower outstanding balances on our long-term debt.

Interest income was $148,000 for the third quarter of fiscal 2012 compared with $57,000 for the third quarter of fiscal 2011. Interest income for the nine months ended January 29, 2012 was $387,000 compared with $144,000 for the nine months ended January 30, 2011. Our increase in interest income is primarily due to a higher rate of return on increased short-term investment balances in fiscal 2012 compared with the fiscal 2011.

Other Expense

Other expense for the third quarter of fiscal 2012 was $83,000 compared with $28,000 for the third quarter of fiscal 2011. Other expense was $132,000 for the nine months ended January 29, 2012 compared with $111,000 for the nine months ended January 30, 2011.This change primarily reflects fluctuations in the foreign currency exchange rates for our subsidiaries domiciled in Canada, China, and Poland and our ability to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in Canadian dollars, the Polish Zloty, and EUROs during fiscal 2012.

Income Taxes

Effective Income Tax Rate

We recorded an income tax benefit of $1.2 million, or (13.4)% of income before income tax expense, for the nine month period ended January 29, 2012, compared to income tax expense of $213,000, or 2.1% of income before income tax expense, for the nine month period ended January 30, 2011. Our effective income tax rates for the nine month periods ended January 29, 2012, and January 30, 2011, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The effective income tax rate of (13.4)% for the nine month period ended January 29, 2012 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•
The effective income tax rate was reduced by 50% for a reduction in our valuation allowance associated with our U.S. net deferred income tax assets. This 50% reduction in our effective income tax rate is due to a change in judgment about the realization of our U.S. net deferred income tax assets in future years. Since the realization of our U.S. net deferred income tax assets is a result of a change in judgment about future years, we recorded an income tax benefit of $4.4 million that represents a discrete event in which the full tax effects were recorded for the nine month period ending January 29, 2012.

•
The effective income tax rate was reduced by 7% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

•	The effective income tax rate was increased 7% for an increase in unrecognized tax benefits.

•	The effective income tax rate was increased by 2.6% for stock-based compensation and other miscellaneous items.

The effective income tax rate of 2.1% for the nine month period ended January 30, 2011 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•
The effective income tax rate was reduced by 31% for a reduction in our valuation allowance recorded against our net deferred income tax assets. Of this 31% reduction in our effective income tax rate, 19% and 12% pertain to our operations located in the U.S. and China, respectively. The 19% reduction in our effective income tax rate from our U.S. operations is due to the realization of our U.S. net deferred income tax assets from ordinary taxable income projected for fiscal 2011. Since the realization of our U.S. net deferred income tax assets were from ordinary taxable income in the current fiscal year, its tax effects are included in the computation of the annual effective tax rate for fiscal 2011. The 12% reduction in our effective income tax rate from our China operations is due to a change in judgment about the realization of our China net deferred income tax assets in future years. Since the realization of our China net deferred income tax assets is a result of a change in judgment about future years, we recorded an income tax benefit of $1.3 million that represents a discrete event in which the full tax effects were recorded for the nine month period ended January 30, 2011.

•
The income tax rate was reduced by 7% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

•
The income tax rate was reduced by 3% for adjustments made to our Canadian deferred income tax liabilities and associated with our election to file our Canadian income tax returns in U.S. dollars commencing with our fiscal 2011 tax year. Our Canadian income tax returns were filed in Canadian dollars for fiscal years prior to fiscal 2011. This adjustment totaled $315,000 and represented a discrete event in which the full tax effects were recorded during the nine-month period ended January 30, 2011.

•
The income tax rate increased 9% for an increase in unrecognized tax benefits. This 9% increase in the income tax rate also includes an income tax benefit of $107,000 or a reduction in the income tax rate of 1% for the subsequent recognition of unrecognized tax benefits. This adjustment of $107,000 represents a discrete event in which the full tax effects were recorded during the nine month period ended January 30, 2011.

•	The income tax rate was increased by 0.1% for stock-based compensation and other miscellaneous items.

Deferred Income Taxes

Summary

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessments, we recorded a partial valuation allowance of $12.1 million and $16.4 million against our net deferred income tax assets associated with our U.S. operations at January 29, 2012, and May 1, 2011, respectively. No valuation allowance has been recorded against our net deferred income tax assets associated with our operations located in China, Canada, and Europe.

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

This improvement continued through the second quarter of fiscal 2012, as our U.S. operations earned a cumulative pretax income through the second quarter of fiscal 2012 and fiscal years 2011 and 2010 totaling $10.0 million. This continued earnings improvement from our U.S. operations was driven by our mattress fabric operations (which primarily resides in the U.S.). During the second quarter of fiscal 2012, our mattress fabric operations had net sales totaling $35.2 million compared with $28.3 million in the second quarter of fiscal 2011. In addition, our mattress fabric operations had operating income totaling $3.8 million in the second quarter of fiscal 2012 compared with $3.3 million in the second quarter of fiscal 2011. These improved results in the second quarter of fiscal 2012, which were better than expected, can be attributed to increased sales from our sales and marketing initiatives and new programs with customers who are leading suppliers in the bedding industry.  Collectively, these developments increased our confidence in forecasting U.S. taxable income through fiscal 2014 in the second quarter of fiscal 2012. Based on the continuation of these trends in the third quarter of fiscal 2012, we maintain our position that we can forecast U.S. taxable income through 2014. During the third quarter of fiscal 2012, our mattress fabric operations had net sales totaling $34.7 million compared with $28.0 million in the third quarter of fiscal 2011. In addition, our mattress fabric operations had operating income totaling $3.1 million in the third quarter of fiscal 2012 compared with $2.8 million in the third quarter of fiscal 2011.

Although our U.S. operations have reported pre-tax income on a cumulative three-year basis, the significant uncertainty in the overall economic climate, has made it very difficult to forecast medium and long-term financial results associated with our U.S. operations. Since it will take a significant period of time for our U.S. operations to realize its U.S. net deferred income tax assets based on earned and forecasted U.S. pre-tax income levels, we believe it is too uncertain to project U.S. pre-tax income levels associated with our U.S. operations after fiscal 2014 that support a “more likely than not” assertion at the end of our third quarter of fiscal 2012.

Based on the positive and negative evidence noted above, we recorded a partial valuation allowance of $12.1 million at January 29, 2012, against the net deferred income tax assets associated with our U.S. operations that are expected to reverse beyond fiscal 2014 and we recognized an income tax benefit of $4.4 million in the second quarter of fiscal 2012 for the reduction in this valuation allowance for projected U.S. taxable income in fiscal years 2013 and 2014 to reduce our U.S. loss carryforwards.

Overall

The recorded valuation allowance of $12.1 million has no effect on our operations, loan covenant compliance, or the possible realization of the U.S. income tax loss carryforwards in the future. If it is determined that it is “more likely than not” that we will realize any of these U.S. income tax loss carryforwards, an income tax benefit would be recognized at that time.

At January 29, 2012, the current deferred income tax asset of $2.8 million represents $2.5 million and $256,000 from our operations located in the U.S. and China, respectively. At May 1, 2011, the current deferred income tax asset of $293,000 pertains to our operations located in China. At May 1, 2011, the current deferred income tax liability of $82,000 pertains to our operations located in Canada. At January 29, 2012, the non-current deferred income tax asset of $3.9 million represents $2.8 million and $1.1 million from our operations located in the U.S. and China, respectively. At May 1, 2011, the non-current deferred income tax asset of $3.6 million represents $2.3 million and $1.3 million from our operations located in the U.S. and China, respectively. At January 29, 2012 and May 1, 2011, the non-current deferred income tax liability of $659,000 and $596,000 pertains to our operations located in Canada.

Uncertainty In Income Taxes

At January 29, 2012, we had $12.3 million of total gross unrecognized tax benefits, of which $4.0 million represents the amount of gross unrecognized tax benefits that, if recognized would favorably affect the income tax rate in future periods. Of the $12.3 million in gross unrecognized tax benefits as of January 29, 2012, $8.3 million were classified as net non-current deferred income taxes and $4.0 million were classified as income taxes payable –long-term in the accompanying consolidated balance sheets.

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

Although we reported an income tax benefit of $1.2 million and income tax expense of $213,000 for the nine months ending January 29, 2012 and January 30, 2011, respectively, we pay income taxes associated with our subsidiaries located in Canada, China, and Poland. We had income tax payments of $1.9 million and $1.1 million for the nine months ending January 29, 2012 and January 30, 2011, respectively.

Liquidity and Capital Resources

Liquidity

Our sources of liquidity include cash and cash equivalents, short-term investments, cash flow from operations, and amounts available under our unsecured revolving credit lines. These sources have been adequate for day-to-day operations and capital expenditures. We believe our present cash and cash equivalents and short-term investment balance of $23.6 million at January 29, 2012, cash flow from operations, and current availability under our unsecured revolving credit lines will be sufficient to fund our business needs and fiscal 2012 contractual obligations.

Our board of directors has authorized the expenditure of up to $7.0 million for the repurchase of shares of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, and through plans established under Securities Exchange Act Rule 10b5-1. The amount of shares purchased and the timing of such purchases will be based on working capital requirements, market and general business conditions and other factors including alternative investment opportunities. Since the initial authorization of this program on June 16, 2011, we have repurchased 624,459 shares of our common stock at a cost of $5.4 million, through the third quarter of fiscal 2012.

At January 29, 2012, our cash and cash equivalents and short-term investments totaled $23.6 million, exceeding our total debt (current maturities of long-term debt, long-term debt, and line of credit) of $10.1 million. Our cash and cash equivalents and short-term investments of $23.6 million at January 29, 2012, decreased from $30.9 million at May 1, 2011. This decrease reflects higher than normal working capital levels to facilitate our sales growth, capital expenditures of $3.7 million, long-term debt principal payments of $2.4 million and common stock repurchases of $5.4 million, offset by net income during the nine months ended January 29, 2012.

Looking ahead to the rest of fiscal 2012, we continue to be encouraged by the opportunities for generating free cash flow, principally from net income plus depreciation and other non-cash expenses. With respect to uses of our cash for the remainder for fiscal 2012, we expect cash capital expenditures to be approximately $5.3 million, of which $3.7 million has been spent through the third quarter of fiscal 2012. Additionally, we expect a modest working capital investment to support higher sales. We have already made our first scheduled principal payment of $2.2 million during the second quarter of fiscal 2012 and our next scheduled $2.2 million principal payment is not due until August 2012. Lastly, we have spent $5.4 million of the approved $7.0 million for our common stock repurchase program.

Our cash and cash equivalents and short-term investment balance may be adversely affected by factors beyond our control, such as weakening industry demand and delays in receipt of payment on accounts receivable.

Working Capital

Accounts receivable at January 29, 2012, were $22.0 million, an increase of 30% compared with $16.9 million at January 30, 2011. This increase primarily reflects increased business volume in both our business segments for fiscal 2012 compared with fiscal 2011. Days’ sales outstanding totaled 31 and 28 days during the third quarters of fiscal 2012 and 2011, respectively.

Inventories as of January 29, 2012 were $32.9 million, an increase of 25%, compared with $28.7 million at January 30, 2011. This increase also reflects increased business volume in both our business segments for fiscal 2012 compared with fiscal 2011. Inventory turns were 6.2 for the third quarters of fiscal 2012 and 2011, respectively.

Accounts payable-trade as of January 29, 2012, was $23.5 million, an increase of 37% compared with $17.1 million at January 30, 2011. This increase reflects increased business volume and inventory purchases in both our business segments in fiscal 2012 compared with fiscal 2011.

Operating working capital (comprised of accounts receivable and inventories, less accounts payable-trade and capital expenditures) was $31.4 million at January 29, 2012 compared with $26.0 million at January 30, 2011. Working capital turnover was 8.7 and 8.5 during the quarters ended January 29, 2012, and January 30, 2011 respectively.

Financing Arrangements

Unsecured Term Notes

In connection with the Bodet & Horst acquisition in 2008, we entered into a note agreement dated August 11, 2008. This agreement provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The principal payments are payable over an average term of 3.5 years through August 11, 2015. Any principal prepayments will be assessed a penalty as defined in the agreement. This agreement contains customary financial and other covenants as defined in the agreement.

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

Revolving Credit Agreement – United States

At May 1, 2011, we had an unsecured Amended and Restated Credit Agreement that provided for a revolving loan commitment of $6.5 million, including letters of credit up to $3.0 million. This agreement was set to expire August 15, 2012. On August 25, 2011, we entered into a seventeenth amendment to the Amended and Restated Credit Agreement, amending the agreement effective May 1, 2011 (the end of our fiscal 2011). This amendment extends the expiration date of the line of credit through August 25, 2013, increases the revolving loan commitment from $6.5 million to $10.0 million, and decreases the capital expenditure limit for fiscal years 2012 and 2013 from $10.0 million to $6.0 million. On January 17, 2012, and in connection with the Culp Europe Credit Agreement discussed below, we entered into an eighteenth amendment to decrease our revolving loan commitment from $10.0 million to $7.6 million.

The amended agreement provides for a pricing matrix to determine the interest rate payable on loans made under the agreement (applicable interest rate of 1.88% at January 29, 2012). As of January 29, 2012, there were $50,000 in outstanding letters of credit (all of which related to workers compensation). At January 29, 2012 and May 1, 2011, there were no borrowings outstanding under the agreement.

Revolving Credit Agreement – China

At January 29, 2012, we had an unsecured credit agreement associated with our operations in China that provides for a line of credit of up to 40 million RMB (approximately $6.3 million USD at January 29, 2012). This agreement expires on September 2, 2012 and has an interest rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of January 29, 2012 and May 1, 2011.

Revolving Credit Agreement - Europe

On January 17, 2012, we entered into an unsecured credit agreement associated with our operations in Poland that provides for a line of credit up to 6.8 million Polish Zloty (approximately $2.1 million USD at January 29, 2012). This agreement expires on January 15, 2013 and bears interest at WIBOR plus 2% (applicable interest rate of 6.89% at January 29, 2012). At January 29, 2012, $875,000 (2.8 million Polish Zloty) was outstanding under this agreement.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At January 29, 2012, the company was in compliance with these financial covenants.

At January 29, 2012, the principal payment requirements of long-term debt during the next four years are: Year 1 – $2.4 million; Year 2 - $2.4 million; Year 3 - $2.2 million; and Year 4 - $2.2 million.

Capital Expenditures and Depreciation

Capital expenditures on a cash basis for the nine months ended January 29, 2012 and January 30, 2011 were $3.7 million and $5.6 million, respectively. Capital expenditures for the nine months ended January 29, 2012 and January 30, 2011 primarily relate to the mattress fabrics segment. Depreciation expense for the nine months ended January 29, 2012 and January 30, 2011 was $3.6 million $3.2 million, respectively. Depreciation expense for the nine months ended January 29, 2012 and January 30, 2011, primarily relate to the mattress fabrics segment.

For the full fiscal 2012, we expect cash capital expenditures to be approximately $5.3 million compared with capital expenditures of $6.4 million in fiscal 2011 and $7.4 million in fiscal 2010. Planned capital expenditures for fiscal 2012 primarily relate to the mattress fabrics segment. For fiscal 2012, depreciation expense is projected to be $5 million, which primarily relates to the mattress fabrics segment. For fiscal 2013, we are estimating cash capital expenditures and depreciation expense for the company as a whole to be approximately $5.0 million. The estimated capital spending and depreciation expense for fiscal 2013 primarily relates to our mattress fabrics segment. These are management’s current expectations only, and changes in our business needs could cause changes in plans for capital expenditures and expectations for related depreciation expense.

At January 29, 2012, we had amounts due regarding capital expenditures totaling $15,000, which pertain to outstanding vendor invoices, none of which are financed. The total outstanding amount of $15,000 is expected to be paid in full in fiscal 2012.

Critical Accounting Policies and Recent Accounting Developments

As of January 29, 2012, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended May 1, 2011.

Refer to Note 1 located in the notes to the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended May 1, 2011.

Contractual Obligations

As of January 29, 2012, there were no significant or new contractual obligations from those reported in our annual report on Form 10-K for the year ended May 1, 2011, with the exception of open purchase commitments to acquire equipment with regards to our mattress fabrics segment totaling $1.4 million at January 29, 2012, compared with $980,000 at May 1, 2011.

Inflation

Any significant increase in our raw material costs, utility/energy costs and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited our ability to pass significant operating cost increases on to customers. As discussed elsewhere in this report (see “Segment Analysis”), significant increases in raw material costs led to lower profit margins for both of our business segments for the nine months ended January 29, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our revolving credit lines. At January 29, 2012, our U.S. revolving credit agreement provides for a pricing matrix to determine the interest rate payable on loans made under this agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. At January 29, 2012, there were no borrowings outstanding under our U.S. and China revolving credit lines. On January 17, 2012, we entered into an unsecured credit agreement associated with our operations in Poland that bears interest at WIBOR plus 2%. At January 29, 2012, $875,000 was outstanding under this agreement and this amount is required to be paid in full by January 15, 2013, when this agreement expires.

We are not exposed to market risk from changes in interest rates on our long-term debt. Our unsecured term notes have a fixed interest rate of 8.01%, and the loan associated with the Government of Quebec is non-interest bearing.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in China, Canada, and Europe. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currencies of our subsidiaries domiciled in Canada and Europe, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the U.S. dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates at January 29, 2012, would not have had a significant impact on our results of operations or financial position.

During the fourth quarter of fiscal 2012, we entered into an agreement to enter foreign exchange contracts that mitigate the risk of foreign exchange rate fluctuations for inventory purchases associated with our operations located in Poland. These contracts effectively convert USD inventory payments at a fixed USD foreign exchange rate compared with the Polish Zloty.

ITEM 4.  CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 29, 2012, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended January 29, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the nine months ended January 29, 2012. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2011 for the fiscal year ended May 1, 2011.

Item 1A.  Risk Factors

There have not been any material changes to our risk factors during the nine months ended January 29, 2012. Our risk factors are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2011 for the fiscal year ended May 1, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Sales Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 31, 2011 to December 4, 2011	38,584	$8.32	38,584	$1,903,980
December 5, 2011 to January 1, 2012	21,449	$8.00	21,449	$1,732,470
January 2, 2012 to January 29, 2012	14,181	$8.07	14,181	$1,617,983
Total	74,214	$8.18	74,214	$1,617,983

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

CULP, INC.
(Registrant)

Date: March 9, 2012	By:	/s/ Kenneth R. Bowling
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