Form 10-K
period 2012-04-29
CULP INC
filed 2012-07-12
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 29, 2012

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

YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer, accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐
Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐ NO ☒

As of April 29, 2012, 12,702,806 shares of common stock were outstanding.  As of October 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $87,350,477 based on the closing sales price of such stock as quoted on the New York Stock Exchange (NYSE), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A of the Securities and Exchange Commission in connection with its Annual Meeting of Shareholders to be held on September 18, 2012 are incorporated by reference into Part III of this Form 10-K.

CULP, INC.
FORM 10-K REPORT

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

Parts I and II of this report contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934).  Such statements are inherently subject to risks and uncertainties. Further, forward-looking statements are intended to speak only as of the date on which they are made.  Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “estimate,” “plan” and “project” and their derivatives, and include but are not limited to statements about expectations for the company’s future operations, production levels, sales, gross profit margins, operating income, SG&A or other expenses, earnings, other performance measures, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions.  Decreases in these economic indicators could have a negative effect on our business and prospects.  Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely.  Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in the value of the U.S. dollar versus other currencies could affect our financial results because a significant portion of our operations are located outside the United States.  Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on our sales in the U.S. of products produced in those places.  Also, economic and political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets.  Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements are included in the “Risk Factors” section of this report in Item 1A.

PART 1

ITEM 1.  BUSINESS

Overview

Culp, Inc. manufactures, sources, and markets mattress fabrics used for covering mattresses and box springs, and upholstery fabrics primarily for use in production of upholstered furniture (residential and commercial).

We believe that Culp is the largest producer of mattress fabrics in North America, as measured by total sales, and one of the largest marketers of upholstery fabrics for furniture in North America, again measured by total sales.  We have two operating segments — mattress fabrics and upholstery fabrics.  The mattress fabric business markets fabrics that are used primarily in the production of bedding products, including mattresses, box springs, and mattress sets.  The upholstery fabric business markets a variety of fabric products that are used in the production of residential and commercial upholstered furniture, sofas, recliners, chairs, loveseats, sectionals, sofa-beds, and office seating.  Culp primarily markets fabrics that have broad appeal in the “good” and “better” priced categories of furniture and bedding.

Culp markets a variety of fabrics in different categories to its global customer base, including fabrics produced at our manufacturing facilities and fabrics produced by other suppliers.  We had twelve active manufacturing plants and distribution facilities as of the end of fiscal 2012, which are located in North and South Carolina; Quebec, Canada; Shanghai, China; and Poznan, Poland.  We also source fabrics from other manufacturers, located primarily in China and Turkey, with almost all of those fabrics being produced specifically for Culp and created by Culp designers.  We operate distribution centers in North Carolina, and Shanghai, China, to facilitate distribution of our products, and early last year we opened a new distribution facility in Poznan, Poland.  In recent years, the portion of total company sales represented by fabrics produced outside of the U.S. and Canada has increased, while sales of goods produced in the U.S. have decreased.  This trend is due primarily to the upholstery fabrics segment, where more than 85% of our sales now consist of fabrics produced in China.

Total net sales in fiscal 2012 were $254.4 million.  The mattress fabrics segment had net sales of $145.5 million (57.2% of total net sales), while the upholstery fabrics segment had net sales of $108.9 million (42.8% of total net sales).

During fiscal 2011, our business was affected by continued weak business conditions, especially slow sales of home furnishings.  In addition, both segments were significantly affected by higher raw material prices during the year, which led to an overall decline in profit margins.  In spite of these conditions, the company had an overall increase in sales of five percent compared to the prior year, as well as higher pre-tax and net income.

Weak business conditions and slow sales of home furnishings, especially during the first half of the fiscal year, continued to affect our business during fiscal 2012.  However, industry demand improved somewhat compared to the prior year, and we also had more positive responses from customers to innovative designs and new products introduced during the year.  Sales increased in both our business segments, increasing 19% in mattress fabrics and 15% in upholstery fabrics.  These sales levels represent our third consecutive year of increased revenues, and our fiscal 2012 net sales were the highest level in the past six years.

During fiscal 2012, both segments continued to build upon strategic initiatives and structural changes they made over the last several years.  The platforms created through these changes allowed for a sharp focus on product innovation and introduction of new designs to drive sales growth and keep current with home furnishing trends.

The mattress fabrics segment has invested $57 million over an eight year period in significant capital expenditures and acquisitions.  These expenditures provided increased manufacturing capacity and more efficient equipment for this segment, as well as two successful acquisitions.  Most recently, this segment announced a new joint marketing agreement to market sewn mattress covers, which will include establishment of a small production facility.

The upholstery fabrics segment underwent major changes over the past decade, transforming from a primarily U.S.-based manufacturing operation with large amounts of fixed assets to a more flexible variable cost model, with most fabrics sourced in China, while still maintaining control over the value-added components of fabric production such as design, finishing, quality control and distribution.  These changes involved a multi-year restructuring process that ended in fiscal 2009, during which time our upholstery fabric sales declined considerably.  The trend of declining upholstery sales has reversed, and sales in this segment have now increased for each of the past three fiscal years.  Since the end of the multi-year restructuring, we have focused on product development and marketing, including the exploration of new markets.  A part of this effort has been the establishment of a new marketing and distribution operation in Poland, known as Culp Europe, which accounted for about three percent of upholstery sales last year.

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

Segments

Our two operating segments are mattress fabrics and upholstery fabrics.  The following table sets forth certain information for each of our segments.

	Sales by Fiscal Year ($ in Millions) and Percentage of Total Company Sales

Segment	Fiscal 2012		Fiscal 2011		Fiscal 2010
Mattress Fabrics	$145.5	(57%)	$122.4	(56%)	$114.8	(56%)
Upholstery Fabrics
Non-U.S.-Produced	$95.5	(38%)	$81.2	(37%)	$77.3	(37%)
U.S.-Produced	$13.4	(5%)	$13.2	(6%)	$14.3	(7%)
Total Upholstery	$108.9	(43%)	$94.4	(44%)	$91.6	(44%)
Total company	$254.4	(100%)	$216.8	(100%)	$206.4	(100%)

Additional financial information about our operating segments can be found in Note 18 to the Consolidated Financial Statements included in Item 8 of this report.

Mattress Fabrics. The mattress fabrics segment, known as Culp Home Fashions in the industry, manufactures and markets mattress fabric to bedding manufacturers.  These fabrics encompass woven jacquard fabric, knitted fabric and some upholstery type fabrics.  Culp Home Fashions has manufacturing facilities located in Stokesdale and High Point, North Carolina, and St. Jerome, Quebec, Canada.  The Stokesdale and St. Jerome plants manufacture jacquard (damask) fabric.  The Stokesdale plant also finishes jacquard and knit fabric, and houses the division offices and finished goods distribution capabilities.  In fiscal 2009, a third manufacturing plant facility was added when we acquired the knitted mattress fabrics business of Bodet & Horst USA, including its manufacturing facilities in High Point.  We have also maintained flexibility in our supply of the major categories of mattress fabrics.  Almost all woven jacquard and knitted fabrics can be produced in multiple facilities, (internal or external to the company) providing us with mirrored, reactive capacity involving state-of-the-art capabilities across plant facilities.

Culp Home Fashions had capital expenditures during the period fiscal 2005 through 2012 totaling approximately $38 million, which primarily provided for the purchase of faster and more efficient weaving machines as well as increased knit machine capacity.  These capital expenditures also provided high technology finishing equipment for woven and knitted fabric.  With most of these modernization and expansion projects completed, we expect lower capital expenditures in the near term for this segment.

The Bodet & Horst USA, LP acquisition in fiscal 2009 was another step to enhance and secure our competitive position, as we invested $11.4 million to purchase the manufacturing operation that had been serving as our primary source of knitted mattress fabric.  The completion of this acquisition not only secured our supply of knitted mattress fabrics, but allowed for improved supply logistics, greater control of product development, and accelerated responsiveness to our customers.  Since the acquisition, we made further investments in knitting machines and finishing equipment, increasing our internal production capacity substantially.

Our recently announced joint marketing agreement for the production and marketing of sewn mattress covers represents a further step in our efforts to respond to industry demands.  The CHF division has established a new venture to be known as Culp-Lava Applied Sewn Solutions, which is a joint marketing effort with A. Lava & Son Co. of Chicago, a leading provider of mattress covers.  We are establishing a small manufacturing operation near our current plants in North Carolina, which will involve leased space and a limited capital investment in equipment, to produce and market sewn mattress covers, a growing product category in the bedding industry.  Teaming with A. Lava & Son allows us to have two mirrored manufacturing facilities and great flexibility in meeting demand from bedding producers for mattress covers.

Upholstery Fabrics. The upholstery fabrics segment markets a wide variety of fabrics for residential and commercial furniture customers.  The upholstery fabrics segment operates fabric manufacturing facilities in Anderson, South Carolina, and Shanghai, China.  We market fabrics produced in these two locations, as well as a variety of upholstery fabrics sourced from third party producers, mostly in China.  In each of the past two fiscal years, sales of non-U.S. produced upholstery accounted for more than 85% of our upholstery fabric sales.

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

During the time that U.S. upholstery operations were being reduced, we established operations in China and gradually expanded them over time to include a variety of activities.  The facilities near Shanghai now include fabric sourcing, finishing, quality control and inspection operations, as well as a plant where sourced fabrics are cut and sewn into “kits” made to specifications of furniture manufacturing customers.  More recent developments in our China operations include expansion of our product development and design capabilities in China and further strengthening of key strategic partnerships with mills.  We also expanded our marketing efforts to sell our China products in countries other than the U.S., including the Chinese local market.

We established a new subsidiary during fiscal 2011 called Culp Europe, which is a marketing and distribution operation based in Poland, in an area with a high concentration of furniture suppliers.  This operation targets furniture manufacturers in the European market.  We view this market as a significant long-term opportunity for growth, with high living standards, fashion conscious consumers, and short replacement cycles for upholstered furniture.  Culp Europe accounted for approximately 3% for our upholstery sales in fiscal 2012.

Over the past decade, we have moved our upholstery business from one that relied on a large fixed capital base that is difficult to adjust to a more flexible and scalable marketer of upholstery fabrics that meets changing levels of customer demand and tastes for various products.  At the same time, we have maintained control of the most important “value added” aspects of our business, such as design, finishing, quality control, and logistics.  This strategic approach has allowed us to limit our investment of capital in fixed assets and to lower the costs of our products significantly, while continuing to leverage our design and finishing expertise, industry knowledge and important relationships.

Even as economic conditions and furniture demand remained relatively weak during fiscal 2012, our upholstery fabrics sales increased for the third consecutive year.  These gains reversed a ten year trend of declining upholstery sales that ended with fiscal 2009, as we substantially overhauled our operating model.  We believe our increased sales in the upholstery fabrics segment were achieved primarily through implementation of a business strategy that included:  1) innovation in a low-cost environment, 2) speed to market execution, 3) consistent quality, 4) reliable service and lead times, and 5) increased recognition of and reliance on the Culp brand.  A return to profitability in upholstery fabrics has been achieved through development of a unique business model that has enabled the upholstery segment to execute a strategy that we believe is clearly differentiated from competitors.  In this way, we have maintained our ability to provide furniture manufacturers with products from every category of fabric used to cover upholstered furniture, and to meet continually changing demand levels and consumer preferences.

Overview of Industry and Markets

Culp markets products primarily to manufacturers that operate in three principal markets.  The mattress fabrics segment supplies the bedding industry, which produces mattress sets (mattresses, box springs, and foundations).  The upholstery fabrics segment supplies the residential furniture industry and, to a lesser extent, the commercial furniture industry.  The residential furniture market includes upholstered furniture sold to consumers for household use, including sofas, sofa-beds, chairs, recliners, loveseats, sectionals, and office seating.  The commercial furniture and fabrics market includes upholstered office seating and modular office systems sold primarily for use in offices and other institutional settings, and commercial textile wall covering.  The principal industries into which the company sells products are described below.  Currently the vast majority of our products are sold to manufacturers for end use in the U.S., and thus the discussions below are focused on U.S. markets.

Overview of Bedding Industry

In calendar 2010 and 2011, the bedding industry experienced gains in both dollar and unit sales, reversing a recent trend of declining sales over several years prior to that.  According to the International Sleep Products Association (ISPA), a trade association, the U.S. wholesale bedding industry increased dollar sales by 7.7% to 6.3 billion in 2011.  Unit volume sales increased only slightly (0.2%) in 2011 compared to 2010, having experienced a 6.2% increase the previous year after four years of declines.  Specialty bedding manufacturers, which produce mattresses that do not use inner spring construction, now account for about 30% of bedding dollar sales, but only 14% of the unit volume in the industry.  This category of bedding, which has a higher average selling price, has continued to increase its share of total bedding sales, according to industry statistics.  ISPA also reported that overall average unit prices in the bedding industry increased 7.5% in 2011, reversing a trend of declines in the prior two years.

The bedding industry is comprised of several hundred manufacturers, but the largest five manufacturers accounted for more than 70% of total wholesale shipments in 2011, while the top fifteen accounted for approximately 86%.  Until recently, the industry has been mature and stable, generally experiencing slow and steady growth in sales.  However, during the past few years sales have been more unpredictable, as the economic downturn caused two years of sales declines, followed by a return to growth in 2010.  On a long-term basis, the stability of this market has been due in part to replacement purchases, which account for the majority of bedding industry sales.

Unlike the residential furniture industry, which has faced intense competition from imports, the U.S. bedding industry has largely remained a North American based business with limited competition from imports.  Imports of bedding into the U.S. have increased in recent years, but imports still represent only a small fraction of total U.S. bedding sales.  The primary reasons for this fact include:  1) the short lead times demanded by mattress manufacturers and retailers due to their quick service delivery model, 2) the limited inventories carried by manufacturers and retailers requires “just-in-time” delivery of product, 3) the customized nature of each manufacturer and retailer’s product lines, 4) high shipping and import duty costs, 5) the relatively low direct labor content in mattresses, and 6) strong brand recognition and importance.

Other key trends in the bedding industry include:

●
Consumers have become increasingly aware of and are concerned with the health benefits of better sleep.  This has caused an increased focus on the quality of bedding products and an apparent willingness on the part of consumers to upgrade their bedding.

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

Overview of Residential Furniture Industry

The residential furniture industry was severely affected by the global economic downturn and experienced significant declines in sales for 2008 and 2009 due to lower consumer spending and a very weak housing market.  U.S. sales of residential furniture rebounded during the past two years and equaled $15.1 billion in 2011.  This level represents a 4.4% increase from 2010, but is still far below sales levels experienced in the years prior to 2008.  According to data published by the American Home Furnishings Alliance (AHFA), a trade association, before 2008 the residential furniture industry was mature and more stable, with generally modest yearly changes in sales levels that were at or below the overall growth rate of the U.S. economy.  However, shipments declined by 14.8% in 2008 compared to the prior year, and in 2009 retail furniture shipments dropped 18.1% compared to 2008.  Although industry sales appeared to have stabilized over the past two years, overall weak demand for residential furniture has continued to affect the industry, creating significant challenges for suppliers to the residential furniture industry.

Other important trends and issues facing the residential furniture industry include:

●
The sourcing of components and fully assembled furniture from overseas continues to play a major role in the residential furniture industry.  By far, the largest source for these imports continues to be China, which now accounts for approximately 56% of total U.S. furniture imports.

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

Overview of Commercial Furniture Industry

The market for commercial furniture - furniture used in offices and other institutional settings - grew approximately 13% from 2010 to 2011, following a 5.8% increase the previous year.  The increases in 2010 and 2011 reflect economic trends affecting businesses, which are the ultimate customers in this industry.  According to the Business and Institutional Furniture Manufacturer’s Association (BIFMA), a trade association, the commercial furniture market in the U.S. totaled approximately $9.4 billion in 2011 in wholesale shipments by manufacturers, an increase from the $8.3 billion total for 2010.  However, this total represents a significant decrease from the industry’s peak of $13.3 billion in 2000.

Products

As described above, our products include mattress fabrics and upholstery fabrics, which are the company’s identified operating segments.

Mattress Fabrics Segment

Mattress fabrics segment sales constituted about 56-57% of our total net sales in each of the past three fiscal years.  The company has emphasized fabrics that have broad appeal at prices generally ranging from $1.29 to $10.99 per yard.

Upholstery Fabrics Segment

Upholstery fabrics segment sales totaled 43-44% of our sales for each of the past three fiscal years.  The company has emphasized fabrics that have broad appeal at “good” and “better” prices, generally ranging from $4.25 to $5.25 per yard.

Culp Fabric Categories by Segment

We market products in most categories of fabric that manufacturers currently use for bedding and furniture.  The following table indicates the product lines within each segment, and a brief description of their characteristics.

Mattress Fabrics

Woven jacquards	Various patterns and intricate designs. Woven on complex looms using a variety of synthetic and natural yarns.

Upholstery-type	Suedes, pile and embroidered fabrics, and other specialty type products are sourced to offer diversity for higher end mattresses.

Knitted Fabric
Various patterns and intricate designs produced on special-width circular knit machines utilizing a variety of synthetic and natural yarns.  Knitted mattress fabrics have inherent stretching properties and spongy softness, which conforms well with layered foam packages.

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

Velvets	Soft fabrics with a plush feel. Produced with synthetic yarns, by weaving into a base fabric. Basic designs such as plaids in both traditional and contemporary styles.

Suede fabrics
Fabrics woven or knitted using microdenier polyester yarns, which are piece dyed and finished, usually by sanding.  The fabrics are typically plain or small jacquard designs, with some being printed.  These are sometimes referred to as microdenier suedes, and some are “leather look” fabrics.

Manufacturing and Sourcing

Mattress Fabrics Segment

Our mattress fabrics segment operates three manufacturing plants, located in Stokesdale, North Carolina; High Point, North Carolina and St. Jerome, Quebec, Canada.  Over the past eight fiscal years, we made capital expenditures of approximately $38 million to consolidate all of our production of woven jacquards, or damask fabric, to these plants and to modernize the equipment, enhance and provide finishing capabilities and expand capacity in each of these facilities.  The result has been an increase in manufacturing efficiency and reductions in operating costs.  Jacquard mattress fabric is woven at the Stokesdale and St. Jerome plants, and knitted fabrics are produced at the High Point facility.  Most finishing and inspection processes for mattress fabrics are conducted at the Stokesdale plant.

In addition to the mattress fabrics we manufacture, we have important supply arrangements in place that allow us to source mattress fabric from strategic suppliers.  A portion of our woven jacquard fabric and knitted fabric is obtained from a supplier located in Turkey, based on designs created by Culp designers, and we are sourcing certain converted fabric products (such as suedes, pile fabrics and embroidered fabrics) through our China platform.

We recently announced a new joint marketing arrangement with a producer of sewn mattress covers for bedding.  This effort will result in the establishment of an additional manufacturing facility to produce and market sewn mattress covers.

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

A large portion of our upholstery fabric products, as well as certain elements of our production processes, are being sourced from outside suppliers.  The development of our facilities in China has provided a base from which to access a variety of products, including certain fabrics (such as microdenier suedes) that are not produced anywhere within the U.S.  We have found opportunities to develop significant relationships with key overseas suppliers that allow us to source products on a cost-effective basis while at the same time limiting our investment of capital in manufacturing assets.  We source unfinished and finished fabrics from a limited number of strategic suppliers in China who are willing to commit significant capacity to meet our needs while working with our product development team to meet the demands of our customers.  We also source a substantial portion of our yarns, both for U.S. and China upholstery operations, through our China facilities.  The remainder of our yarn is obtained from other suppliers around the world.

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

Mattress Fabrics Segment

Design is an increasingly important element of producing mattress fabrics.  Price point delineation is accomplished through fabric quality as well as variation in design.  Additionally, consumers are drawn to the mattress that is most visually appealing when walking into a retail showroom.  Fibers also play an important part in design.  For example, rayon, organic cotton and other special fibers are incorporated into the design process to allow the retailer to offer consumers additional benefits related to their sleeping experience.  Similarly, many fabrics contain special production finishes that enhance fabric performance.  Mattress fabric designs are not introduced on a scheduled season.  Designs are typically introduced upon the request of customer as they plan introduction to their retailers.  Additionally, we work closely with our customers on new design offerings around the major furniture markets such as High Point and Las Vegas.

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

Upholstery Fabrics Segment

The majority of our upholstery fabrics are marketed on a “make to order” basis and are shipped directly from our distribution facilities in Burlington and Shanghai.  Also, we are now beginning to distribute upholstery fabrics from our new facilities in Poznan, Poland.  In addition to “make to order” distribution, an inventory comprising of a limited number of fabric patterns is held at our distribution facilities in Burlington and Shanghai from which our customers can obtain quick delivery of fabrics through a program known as “Culp Express.”  We also have a marketing strategy for our U.S.-produced upholstery products, providing customers with very quick delivery on target products at key price points.  Beginning in fiscal 2010 and continuing through fiscal 2012, market share opportunities have been expanded through strategic selling partnerships.

Sources and Availability of Raw Materials

Mattress Fabrics Segment

Raw materials account for approximately 60%-70% of mattress fabric production costs.  The mattress fabrics segment purchases synthetic yarns (polypropylene, polyester and rayon), certain greige (unfinished) goods, latex adhesives, laminates, dyes and other chemicals.  Most of these materials are available from several suppliers and prices fluctuate based on supply and demand, the general rate of inflation, and particularly on the price of petrochemical products.  The mattress fabrics segment has generally not had significant difficulty in obtaining raw materials, although increases in raw material prices materially affected our profitability during the past two fiscal years.

Upholstery Fabrics Segment

Raw materials account for approximately 65% of upholstery fabric manufacturing costs for products the company manufactures.  This segment purchases synthetic yarns (polypropylene, polyester, acrylic and rayon), acrylic staple fiber, latex adhesives, dyes and other chemicals from various suppliers.

Increased reliance by both our U.S. and China upholstery operations on outside suppliers for basic production needs such as base fabrics, yarns, and finishing services has caused the upholstery fabrics segment to become more vulnerable to price increases, delays, or production interruptions caused by problems within businesses that we do not control.  Significant increases in raw material prices had a negative effect on our upholstery fabrics profits during the past two fiscal years.

Both Segments

Many of our basic raw materials are petrochemical products or are produced from such products.  For this reason, our material costs can be sensitive to changes in prices for petrochemicals and the underlying price of oil.  Additionally, basic raw material prices recently have been greatly affected recently by general worldwide demand, especially fiber demand from China.

Seasonality

Mattress Fabrics Segment

The mattress fabrics business and the bedding industry in general are slightly seasonal, with sales being the highest in late spring and late summer, with another peak in mid-winter.

Upholstery Fabrics Segment

The upholstery fabrics business is somewhat seasonal, with increased sales during our first and fourth fiscal quarters.  Sales also tend to be lower in our second fiscal quarter.

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

Employees

As of April 29, 2012, we had 1,114 employees, compared to 1,149 at the end of fiscal 2011.  Overall, our total number of employees has remained fairly steady over the past five years, with increases in the mattress fabrics segment and decreases in the upholstery segment during that period.

The hourly employees at our manufacturing facility in Canada (approximately 14% of the company’s workforce) are represented by a local, unaffiliated union.  The collective bargaining agreement for these employees expires on February 1, 2014.  We are not aware of any efforts to organize any more of our employees, and we believe our relations with our employees are good.

The following table illustrates the changes in the location of our workforce and number of employees, as of year-end, over the past five fiscal years.

	Number of Employees

	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008
Mattress Fabrics Segment	492	466	439	420	373
Upholstery Fabrics Segment
United States	113	130	125	119	230
China	497	543	537	504	481
Poland	8	6	-	-	-
Total Upholstery Fabrics Segment	618	679	662	623	711
Unallocated corporate	4	4	4	4	3
Total	1,114	1,149	1,105	1,047	1,087

Customers and Sales

Mattress Fabrics Segment

Major customers for our mattress fabrics include the leading bedding manufacturers:  Sealy, Serta (National Bedding), and Simmons.  The loss of one or more of these customers would have a material adverse effect on the company.  Our two largest customers in the mattress fabrics segment are (1) the parent company of Serta and Simmons (controlled by Ares Management, LLC and Ontario Teachers&apos), accounting for approximately 12% of the company’s overall sales in fiscal 2012, and (2) Sealy, Inc., accounting for approximately 10% of our overall sales last year.  The loss of either of these customers would have a material adverse effect on the company.  Our mattress fabrics customers also include many small and medium-size bedding manufacturers.

Upholstery Fabrics Segment

Our major customers for upholstery fabrics are leading manufacturers of upholstered furniture, including Ashley, Bassett, Best Home Furnishings, Flexsteel, Furniture Brands International (Broyhill and Lane), Klaussner Furniture, La-Z-Boy (La-Z-Boy Residential, Bauhaus, and England) Man Wah Furniture and Southern Motion.  Major customers for the company’s fabrics for commercial furniture include HON Industries.  Our largest customer in the upholstery fabrics segment is La-Z-Boy Incorporated, the loss of which would have a material adverse effect on the company.  Our sales to La-Z-Boy accounted for approximately 13% of the company’s total net sales in fiscal 2012.

The following table sets forth our net sales by geographic area by amount and percentage of total net sales for the three most recent fiscal years.

Net Sales by Geographic Area
(dollars in thousands)

	Fiscal 2012		Fiscal 2011		Fiscal 2010
United States	$200,394	78.8%	$168,212	77.5%	$160,360	77.7%
North America	10,417	4.1	10,505	4.8	11,654	5.6
(Excluding USA)
Far East and Asia	38,279	15.0	36,587	17.0	31,856	15.4
All other areas	5,353	2.1	1,502	0.7	2,546	1.2
Subtotal (International)	54,049	21.2	48,594	22.5	46,056	22.3
Total	$254,443	100.00%	$216,806	100.0%	$206,416	100.0%

For additional segment information, see Note 18 in the consolidated financial statements.

Backlog

Mattress Fabrics Segment

The backlog for mattress fabric is not a reliable predictor of future shipments because the majority of sales are on a just-in-time basis.

Upholstery Fabrics Segment

Although it is difficult to predict the amount of backlog that is “firm,” we have reported the portion of the upholstery fabric backlog from customers with confirmed shipping dates within five weeks of the end of the fiscal year.  On April 29, 2012 the portion of the upholstery fabric backlog with confirmed shipping dates prior to June 3, 2012 was $12.2 million, all of which are expected to be filled early during fiscal 2013, as compared to $8.0 million as of the end of fiscal 2011 (for confirmed shipping dates prior to June 5, 2011).

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

Although sales have stabilized in recent years for our upholstery fabrics segment, we experienced declines in sales for this business for many years prior to the last three fiscal years. Increased competition and fragmentation of the upholstery fabrics business, including a dramatic shift to imported fabrics and resulting price deflation for upholstery fabrics, have led to a significant reduction in the size of our upholstery business. Opportunities for growth and profitability gains for this segment are encouraging, but there is no assurance that we will be able to maintain or consistently grow this business in the future.

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

The company has long-lived assets, consisting mainly of property, plant and equipment and goodwill. ASC Topic 360 establishes an impairment accounting model for long-lived assets such as property, plant, and equipment and requires the company to assess for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. ASC Topic 350 requires that goodwill be tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. Restructuring activities and other tests for impairment have resulted and could in the future result in the write-down of a portion of our long-lived assets and a corresponding reduction in earnings and net worth. Although no significant write-downs were experienced in the past three fiscal years, there is no assurance that future write-downs of fixed assets or goodwill will not occur if business conditions deteriorate.

Changes in the price, availability and quality of raw materials could increase our costs or cause production delays and sales interruptions, which would result in decreased earnings.

We depend upon outside suppliers for most of our raw material needs, and increasingly we rely upon outside suppliers for component materials such as yarn and unfinished fabrics, as well as for certain services such as finishing and weaving. Fluctuations in the price, availability and quality of these goods and services could have a negative effect on our production costs and ability to meet the demands of our customers, which would affect our ability to generate sales and earnings. In many cases, we are not able to pass through increased costs of raw materials or increased production costs to our customers through price increases. In particular, many of our basic raw materials are petrochemical products or are produced from such products. For this reason, our material costs are especially sensitive to changes in prices for petrochemicals and the underlying price of oil. Increases in prices for oil, petrochemical products or other raw materials and services provided by outside suppliers could significantly increase our costs and negatively affect earnings.  Increases in market prices for certain fibers and yarns had a material adverse impact on our profit margins during fiscal 2011 and 2012.  Although some of our raw material costs have recently begun to stabilize, higher raw material prices can have a negative effect on our profits in the future.

Increases in energy costs would increase our operating costs and could adversely affect earnings.

Higher prices for electricity, natural gas and fuel increase our production and shipping costs. A significant shortage, increased prices, or interruptions in the availability of these energy sources would increase the costs of producing and delivering products to our customers, and would be likely to adversely affect our earnings. In many cases, we are not able to pass along the full extent of increases in our production costs to customers through price increases.  Energy costs have varied significantly during recent fiscal years, and remain a volatile element of our costs. Further increases in energy costs could have a negative effect on our earnings.

Business difficulties or failures of large customers could result in a decrease in our sales and earnings.

We currently have several customers that account for a substantial portion of our sales. In the mattress fabrics segment, several large bedding manufacturers have large market shares and comprise a significant portion of our mattress fabric sales, with the parent company of Serta (National Bedding) and Simmons accounting for approximately 12% of consolidated net sales, and Sealy, Inc. accounting for approximately 10% of net sales, in fiscal 2012. In the upholstery fabrics segment, La-Z-Boy Incorporated accounted for approximately 13% of consolidated net sales during fiscal 2012, and several other large furniture manufacturers comprised a significant portion of sales. A business failure or other significant financial difficulty by one or more of our major customers could cause a significant loss in sales, an adverse effect on our earnings, and difficulty in collection of our trade accounts receivable.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our headquarters are located in High Point, North Carolina.  As of the end of fiscal 2012, we owned or leased twelve active manufacturing and distribution facilities and our corporate headquarters. The following is a list of our principal administrative, manufacturing and distribution facilities.  The manufacturing facilities and distribution centers are organized by segment.

		Approx.
		Total Area	Expiration
Location	Principal Use	(Sq. Ft.)	of Lease (1)

● Administrative:
High Point, North Carolina	Upholstery fabric division	29,812	2025
	offices and corporate
	headquarters
● Mattress Fabrics:
Stokesdale, North Carolina	Manufacturing, distribution,	230,000	Owned
	and division offices
Stokesdale, North Carolina (2)	Warehouse	30,800	-
High Point, North Carolina (2)	Manufacturing	63,522	-
High Point, North Carolina	Warehouse and offices	65,886	2014
St. Jerome, Quebec, Canada	Manufacturing	202,500	Owned

● Upholstery Fabrics:
Anderson, South Carolina	Manufacturing	99,000	Owned
Burlington, North Carolina	Finished goods distribution	67,330	2012
Shanghai, China	Manufacturing and offices	69,000	2013
Shanghai, China	Manufacturing and warehousing	90,000	2015
Shanghai, China	Manufacturing and warehousing	101,632	2013
Shanghai, China	Warehouse	12,917	2013
Poznan, Poland	Finished goods distribution	26,160	2015
____________________________________________________
(1)	Includes all options to renew.
(2)	This lease agreement is currently on a month to month basis.

We believe that our facilities are in good condition, well-maintained and suitable and adequate for present utilization.  In the upholstery fabrics segment, we have the ability to source upholstery fabric from outside suppliers to meet current and expected demand trends and further increase our output of finished goods. This ability to source upholstery fabric is part of our long-term strategy to have a low-cost platform that is scalable, but not capital intensive.  In the mattress fabrics segment, management has estimated that it is currently performing at near capacity. In response, we had capital expenditures of $17.2 million in fiscal 2012, 2011 and 2010 for modernizing and expanding our woven and knit capacities. Also, we have the ability to source additional mattress fabric from outside suppliers to further increase our ultimate output of finished goods.

ITEM 3.  LEGAL PROCEEDINGS

A lawsuit was filed against us and other defendants (Chromatex, Inc., Rossville Industries, Inc., Rossville Companies, Inc. and Rossville Investments, Inc.) on February 5, 2008 in United States District Court for the Middle District of Pennsylvania. The plaintiffs are Alan Shulman, Stanley Siegel, Ruth Cherenson as Personal Representative of Estate of Alan Cherenson, and Adrienne Rolla and M.F. Rolla as Executors of the Estate of Joseph Byrnes. The plaintiffs were partners in a general partnership that formerly owned a manufacturing plant in West Hazleton, Pennsylvania (the “Site”). Approximately two years after this general partnership sold the Site to defendants Chromatex, Inc. and Rossville Industries, Inc., we leased and operated the Site as part of our Rossville/Chromatex division. The lawsuit involves court judgments that have been entered against the plaintiffs and against defendant Chromatex, Inc. requiring them to pay costs incurred by the United States Environmental Protection Agency (“USEPA”) responding to environmental contamination at the Site, in amounts approximating  $8.6 million, plus unspecified future environmental costs. We understand that the USEPA’s costs now exceed $13 million, but are not expected to increase significantly in the future. Neither USEPA nor any other governmental authority has asserted any claim against us on account of these matters. The plaintiffs seek contribution from us and other defendants and a declaration that the company and the other defendants are responsible for environmental response costs under environmental laws and certain agreements. The plaintiffs also assert that we tortiously interfered with contracts between them and other defendants in the case and diverted assets to prevent the plaintiffs from being paid monies owed to them. We do not believe we have any liability for the matters described in this litigation and intend to defend ourselves vigorously. In addition, we have an indemnification agreement with certain other defendants in the litigation pursuant to which the other defendants agreed to indemnify us for any damages we incur as a result of the environmental matters that are the subject of this litigation, although it is unclear whether the indemnitors have significant assets at this time. Since the loss is not probable and cannot be estimated, no reserve has been recorded.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Registrar and Transfer Agent

Computershare Trust Company, N.A.
c/o Computershare Investor Services
Post Office Box 43078
Providence, Rhode Island 02940-3078
(800) 254-5196
(781) 575-2879 (Foreign shareholders)
www.computershare.com/investor

Stock Listing

Culp, Inc. common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol CFI.  As of April 29, 2012, Culp, Inc. had approximately 1,775 shareholders based on the number of holders of record and an estimate of individual participants represented by security position listings.

Analyst Coverage

These analysts cover Culp, Inc.:

Raymond, James & Associates - Budd Bugatch, CFA

Value Line – Craig Sirois

Sidoti & Company, LLC – Steve Shaw

Dividends and Share Repurchases; Sales of Unregistered Securities

Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
January 30, 2012 to March 4, 2012	-	$ -	-	$1,617,983
March 5, 2012 to April 1, 2012	-	$ -	-	$1,617,983
April 2, 2012 to April 29, 2012	-	$ -	-	$1,617,983
Total	-	$ -	-	$1,617,983

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

(2)
On June 13, 2012, we announced that our board of directors approved a new authorization for us to acquire up to $5.0 million of our common stock. This action replaces the authorization to acquire up to $7.0 million of our common stock noted in footnote 1 above.

Dividends

We did not pay any cash dividends during fiscal 2012, 2011, and 2010.

On June 13, 2012, we announced that our board of directors approved the payment of a quarterly cash dividend of $0.03 per share, to be paid on or about July 16, 2012, to shareholders of record as of the close of business on July 2, 2012. We anticipate paying a cash dividend each quarter, with expected payment dates in October, January, April, and July. Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

Sales of Unregistered Securties

There were no sales of unregistered securities during fiscal 2012, 2011, or 2010.

Performance Comparison

The following graph shows changes over the five fiscal years ending April 29, 2012 in the value of $100 invested in (1) the common stock of the company, (2) the Hemscott Textile Manufacturing Group Index (formerly named Core Data Textile Manufacturing Group Index) reported by Standard and Poor’s, consisting of twelve companies (including the company) in the textile industry, and (3) the Standard & Poor’s 500 Index.

The graph assumes an initial investment of $100 at the end of fiscal 2007 and the reinvestment of all dividends during the periods identified.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Culp, Inc., the S&P 500 Index, and Hemscott Textile Industrial Group

$140
$120
$100
$80
$60
$40
$20
$0
4/07
4/08
4/09
4/10
4/11
4/12
Culp, Inc.
S&P 500
Hemscott Textile Industrial Group

*$100 invested on 4/30/07 in stock or index, including reinvestment of dividends.
Fiscal year ending April 30.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Market Information

See Item 6, Selected Financial Data, and Selected Quarterly Data in Item 8, for market information regarding the company’s common stock.

ITEM 6.  SELECTED FINANCIAL DATA

						percent
	fiscal	fiscal	fiscal	fiscal	fiscal	change
(amounts in thousands)	2012	2011	2010	2009	2008	2012/2011
INCOME (LOSS) STATEMENT DATA
net sales	$254,443	216,806	206,416	203,938	254,046	17.4%
cost of sales (5)	214,711	179,966	167,639	179,286	220,887	19.3
gross profit	39,732	36,840	38,777	24,652	33,159	7.9
selling, general, and administrative expenses (5)	25,026	21,069	22,805	19,751	23,973	18.8
restructuring expense (credit) (5)	-	28	(370)	9,471	886	(100.0)
income (loss) from operations	14,706	15,743	16,342	(4,570)	8,300	(6.6)
interest expense	780	881	1,314	2,359	2,975	(11.5)
interest income	(508)	(240)	(116)	(89)	(254)	111.7
other expense	236	40	828	43	736	490.0
income (loss) before income taxes	14,198	15,062	14,316	(6,883)	4,843	(5.7)
income taxes	902	(1,102)	1,128	31,959	(542)	N.M.
net income (loss)	$13,296	16,164	13,188	(38,842)	5,385	(17.7)
depreciation (6)	$4,865	4,372	4,010	6,712	5,548	11.3
weighted average shares outstanding	12,711	12,959	12,709	12,651	12,624	(1.9)
weighted average shares outstanding, assuming dilution	12,866	13,218	13,057	12,651	12,765	(2.7)
PER SHARE DATA
net income (loss) per share - basic	$1.05	1.25	1.04	(3.07)	0.43	(16.1)
net income (loss) per share - diluted	1.03	1.22	1.01	(3.07)	0.42	(15.5)

book value	$7.00	6.06	4.83	3.76	6.83	15.5
BALANCE SHEET DATA
operating working capital (4)	$30,596	23,921	22,979	23,503	38,368	27.9%
property, plant and equipment, net	31,279	30,296	28,403	24,253	32,939	3.2
total assets	144,716	130,051	112,598	95,294	148,029	11.3
capital expenditures	5,919	6,302	7,397	3,160	6,928	(6.1)
long-term debt, current maturities of long-term debt and line of credit (1)	10,012	11,547	11,687	16,368	21,423	(13.3)
shareholders' equity	89,000	80,341	63,047	48,031	86,359	10.8
capital employed (3)	67,887	62,521	57,296	56,659	75,036	8.6
RATIOS & OTHER DATA
gross profit margin	15.6%	17.0%	18.8%	12.1%	13.1%
operating income (loss) margin	5.8%	7.3%	7.9%	(2.2)%	3.3%
net income (loss) margin	5.2%	7.5%	6.4%	(19.0)%	2.1%
effective income tax rate	6.4%	(7.3)%	7.9%	(464.3)%	(11.2)%
debt to total capital employed ratio (1)	14.7%	18.5%	20.4%	28.9%	28.6%
operating working capital turnover (4)	8.9	8.8	9.0	6.4	5.8
days sales in receivables	36	34	35	32	37
inventory turnover	6.6	6.6	6.7	6.0	5.8
STOCK DATA
stock price
high	$11.81	14.10	16.98	7.91	12.30
low	7.05	6.56	3.50	1.30	6.12
close	11.05	10.08	11.94	4.40	7.53
P/E ratio (2)
high	11	12	17	N.M.	29
low	7	5	3	N.M.	15
daily average trading volume (shares)	30.6	58.0	80.1	19.2	38.3
(1)	Debt includes long-term and current maturities of long-term debt and line of credit.
(2)	P/E ratios based on trailing 12-month net income per share.
(3)
Capital employed represents long-term and current maturities of long-term debt, lines of credit, current and noncurrent deferred income tax liabilities, current and long-term income taxes payable, stockholders' equity, offset by cash and cash equivalents, short-term investments, current and noncurrent deferred income tax assets, and income taxes receivable.

(4)	Operating working capital for this calculation is accounts receivable and inventories, offset by accounts payable-trade and capital expenditures.
(5)	The company incurred restructuring and related charges (credits) in fiscal 2008 through 2011. See note 2 of the company's consolidated financial statements.
(6)	Includes accelerated depreciation of $2.1 in fiscal 2009. No accelerated depreciation was recorded in fiscal 2012, 2011, 2010, and 2008.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes attached thereto.

General

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30.  Fiscal 2012, 2011 and 2010 each included 52 weeks. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.  The mattress fabrics segment manufactures, sources, and sells fabrics to bedding manufacturers.  The upholstery fabrics segment sources, manufacturers and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

We evaluate the operating performance of our segments based upon income from operations before restructuring and related charges (credits), certain unallocated corporate expenses, and other non-recurring items.  Cost of sales in both segments include costs to manufacture or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and all costs related to being a public company.  Segment assets include assets used in the operation of each segment and primarily consist of accounts receivable, inventories, and property, plant and equipment. The mattress fabrics segment also includes in segment assets, assets held for sale, goodwill, and non-compete agreements associated with certain acquisitions. The upholstery fabrics segment also includes assets held for sale in segment assets.

Executive Summary

Net sales were $254.4 million in fiscal 2012, an increase of 17.4%, compared with $216.8 million for fiscal 2011.  Also, net sales were $75.7 million in the fourth quarter of fiscal 2012, an increase of 25.4%, compared with $60.4 million in the fourth quarter of fiscal 2011. The $75.7 million reported in the fourth quarter of fiscal 2012 is the highest quarterly net sales level in eight years. These results reflect improved industry demand and the benefits of our outstanding design capabilities and lean global manufacturing platform.

Income before income taxes was $14.2 million in fiscal 2012, a decrease of 5.7% compared with $15.1 million in fiscal 2011. Despite the increase in net sales, income before income taxes declined primarily because of significant increases in raw material costs in both business segments and higher selling, general, and administrative expenses (SG&A). To help partially offset the increased raw material costs, we implemented price increases in both business segments. While the increased raw material costs affected our operating margins for the full fiscal year for 2012, raw material prices stabilized in the fourth quarter of fiscal 2012.

SG&A was higher in fiscal 2012 compared to fiscal 2011 due to start-up expenses associated with our Culp Europe operations and an increase in incentive compensation accruals reflecting stronger financial results in relation to pre-established performance targets. SG&A as a percent of net sales was 9.8% and 9.7% in fiscal 2012 and 2011, respectively.

We reported net income of $13.3 million, or $1.03 per diluted share, in fiscal 2012 compared with net income of $16.2 million, or $1.22 per diluted share, in fiscal 2011. Net income for fiscal 2012 included income tax expense of $902,000 and net income for fiscal 2011 included an income tax benefit of $1.1 million. The income tax expense of $902,000 in fiscal 2012 includes an income tax benefit of $4.8 million for the reduction of our valuation allowance against our U.S. net deferred tax assets. The income tax benefit of $1.1 million in fiscal 2011 includes an income tax benefit of $6.4 million for the reduction of our valuations allowances against our U.S. and China net deferred tax assets.

At April 29, 2012, our cash and cash equivalents and short-term investments totaled $31.0 million compared with $30.9 million at May 1, 2011. Our cash and cash equivalents and short-term investments remained unchanged despite common stock repurchases of $5.4 million, capital expenditures of $5.9 million, long-term debt payments of $2.4 million, and working capital spending of $6.9 million to meet increasing business needs. Our cash and cash equivalents and short-term investments of $31.0 million exceeded our total debt (current maturities of long-term debt, long-term debt, and line of credit) of $10.0 million. Our next scheduled significant principal payment of $2.2 million is due August 2012.

During fiscal 2012, our board of directors authorized the expenditure of up to $7.0 million for the repurchase of shares of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, and through plans established under the Securities Exchange Act Rule 10b5-1. The amount of shares purchased and the timing of such purchases is based on working capital requirements, market and general business conditions and other factors including alternative investment opportunities. Since the initial authorization of this program on June 16, 2011, we repurchased approximately 624,000 shares of our common stock at a cost of $5.4 million through April 29, 2012.

On June 13, 2012, we announced that our board of directors approved a new authorization to repurchase up to $5.0 million of our common stock. This action replaces the authorization to acquire up to $7.0 million of our common stock noted above.

On June 13, 2012, we announced that our board of directors approved the payment of a quarterly cash dividend of $0.03 per share to be paid on or about July 16, 2012, to shareholders of record as of the close of business on July 2, 2012. Our last dividend payment was over eleven years ago. We anticipate paying a cash dividend each quarter, with expected payment dates in October, January, April, and July. Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

Results of Operations

The following table sets forth certain items in our consolidated statements of net income as a percentage of net sales.

	Fiscal	Fiscal	Fiscal
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	84.4	83.0	81.2
Gross profit	15.6	17.0	18.8
Selling, general and administrative expenses	9.8	9.7	11.0
Restructuring expense (credit)	0.0	0.0	(0.2)
Income from operations	5.8	7.3	7.9
Interest expense, net	0.1	0.3	0.5
Other expense	0.1	0.0	0.4
Income before income taxes	5.6	6.9	6.9
Income taxes *	6.4	(7.3)	7.9
Net income	5.2%	7.5%	6.4%

* Calculated as a percentage of income before income taxes.

The tables on the following two pages set forth the company’s statements of operations by segment for the fiscal years ended April 29, 2012, May 1, 2011, and May 2, 2010.

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE TWELVE MONTHS ENDED APRIL 29, 2012 AND MAY 1, 2011

(Amounts in thousands)

	TWELVE MONTHS ENDED (UNAUDITED)

	Amounts						Percent of Total Sales
	April 29,		May 1,		% Over		April 29,		May 1,
Net Sales by Segment	2012		2011		(Under)		2012		2011

Mattress Fabrics	$145,519		122,431		18.9%		57.2%		56.5%
Upholstery Fabrics	108,924		94,375		15.4%		42.8%		43.5%

Net Sales	$254,443		216,806		17.4%		100.0%		100.0%

Gross Profit by Segment							Gross Profit Margin

Mattress Fabrics	$24,825		23,248		6.8%		17.1%		19.0%
Upholstery Fabrics	14,984		13,592		10.2%		13.8%		14.4%
Subtotal	39,809		36,840		8.1%		15.6%		17.0%

Other non-recurring charges	(77)	(1)	-		100.0%		(0.0	) %	0.0%

Gross Profit	39,732		36,840		7.9%		15.6%		17.0%

Selling, General and Administrative expenses by Segment							Percent of Sales

Mattress Fabrics	$9,061		7,875		15.1%		6.2%		6.4%
Upholstery Fabrics	11,453		9,233		24.0%		10.5%		9.8%
Unallocated Corporate expenses	4,512		3,961		13.9%		1.8%		1.8%
Subtotal	25,026		21,069		18.8%		9.8%		9.7%

Operating Income (loss) by Segment							Operating Income (Loss) Margin

Mattress Fabrics	$15,764		15,373		2.5%		10.8%		12.6%
Upholstery Fabrics	3,531		4,359		(19.0	) %	3.2%		4.6%
Unallocated corporate expenses	(4,512)		(3,961)		13.9%		(1.8	) %	(1.8	) %
Subtotal	14,783		15,771		(6.3	) %	5.8%		7.3%

Other non-recurring charges	(77)	(1)	(28)	(2)	175.0%		(0.0	) %	(0.0	) %

Operating income	$14,706		15,743		(6.6	) %	5.8%		7.3%

Depreciation by Segment

Mattress Fabrics	$4,275		3,820		11.9%
Upholstery Fabrics	590		552		6.9%
Subtotal	4,865		4,372		11.3%

Notes:

(1)	The $77 represents employee termination benefits associated with our Anderson, SC plant facility.

(2)
This $28 represents an impairment charge of $28 related to equipment associated with the upholstery fabrics segment that is classified as held for sale, a charge of $24 for lease termination and other exit costs, offset by a credit of $14  for employee termination benefits, and a credit of $10 for sales proceeds received on equipment with no carrying value.

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE TWELVE MONTHS ENDED MAY 1, 2011 AND MAY 2, 2010

(Amounts in thousands)

	TWELVE MONTHS ENDED (UNAUDITED)

	Amounts							Percent of Total Sales
	May 1,		May 2,		% Over			May 1,		May 2,
Net Sales by Segment	2011		2010		(Under)			2011		2010

Mattress Fabrics	$122,431		114,848		6.6%			56.5%		55.6%
Upholstery Fabrics	94,375		91,568		3.1%			43.5%		44.4%

Net Sales	$216,806		206,416		5.0%			100.0%		100.0%

Gross Profit by Segment								Gross Profit Margin

Mattress Fabrics	$23,248		23,652		(1.7	) %		19.0%		20.6%
Upholstery Fabrics	13,592		15,183		(10.5	) %		14.4%		16.6%
Subtotal	36,840		38,835		(5.1	) %		17.0%		18.8%

Restructuring related charges	-		(58)	(2)	(100.0	) %		0.0%		(0.0	) %

Gross Profit	$36,840		38,777		(5.0	) %		17.0%		18.8%

Selling, General and Administrative expenses by Segment								Percent of Sales

Mattress Fabrics	$7,875		8,178		(3.7	) %		6.4%		7.1%
Upholstery Fabrics	9,233		9,227		0.1%			9.8%		10.1%
Unallocated Corporate expenses	3,961		5,400		(26.6	) %		1.8%		2.6%
Subtotal	$21,069		22,805		(7.6	) %		9.7%		11.0%

Operating Income (loss) by Segment								Operating Income (Loss) Margin

Mattress Fabrics	$15,373		15,474		(0.7	) %		12.6%		13.5%
Upholstery Fabrics	4,359		5,956		(26.8	) %		4.6%		6.5%
Unallocated corporate expenses	(3,961)		(5,400)		(26.6	) %		(1.8	) %	(2.6	) %
Subtotal	15,771		16,030		(1.6	) %		7.3%		7.8%

Restructuring and related (charges) credit	(28)	(1)	312	(3)	N.M.		(4)	(0.0	) %	0.2%

Operating income	$15,743		16,342		(3.7	) %		7.3%		7.9%

Depreciation by Segment

Mattress Fabrics	$3,820		3,458		10.5%
Upholstery Fabrics	552		552		0.0%
Subtotal	$4,372		4,010		9.0%

Notes:

(1)
This $28 represents an impairment charge of $28 related to equipment associated with the upholstery fabrics segment that is classified as held for sale, and a charge of $24 for lease termination and other exit costs, offset by a credit of $14  for employee termination benefits, and a credit of $10 for sales proceeds received on equipment with no carrying value.

(2)
The $58 represents a restructuring related charge of $108 for other operating costs associated with closed plant facilities, offset by a credit of $50 for the sale of inventory previously  reserved for.

(3)
The $312 restructuring credit  of $186 for employee termination benefits, a credit of $170 for sales proceeds received on equipment with no carrying value, a credit of $50 fo the sale of inventory previously reserved for, a credit of $14 for lease termination and other exit costs, offset by a charge of $108 for other operating costs associated with closed plant facilities.

(4)	N.M. - Not meaningful.

2012 compared with 2011

Segment Analysis

Mattress Fabrics Segment

Net Sales

Net sales were $145.5 million for fiscal 2012, an increase of 19% compared with $122.4 million for fiscal 2011. The $145.5 million in net sales represents the highest annual net sales in our history. Also, net sales were $43.4 million in the fourth quarter of fiscal 2012, an increase of 23% compared with $35.2 million in the fourth quarter of fiscal 2011. This increase in net sales was primarily due to improved industry demand and our sales and marketing initiatives. We have been able to respond to this increased demand as we are benefitting from our recent investments in production facilities that have expanded our internal capacity. The bedding industry is evolving into a more decorative business with increased product diversity and growing consumer demand for better bedding and a higher quality mattress fabric. Our expanded manufacturing platform has allowed us to better serve our customers by providing them with a diverse product line in all major product categories. This product diversity, along with our design capabilities, has created additional sales opportunities with customers who are leading suppliers in the bedding industry. As a result, we experienced sales gains across all major product categories in fiscal 2012 compared to fiscal 2011. The increase in net sales also reflects price increases we implemented starting in the fourth quarter of fiscal 2011 to partially offset the increased raw material costs noted below.

Sales and Marketing Initiatives

In order to expand our product offerings and keep pace with the changing customer demand trends within the bedding industry, we entered into a joint product development, sales and marketing agreement with A. Lava & Son Co. (Lava) on May 21, 2012. This agreement forms a new business named Culp-Lava Applied Sewn Solutions and will provide us the opportunity to enter the business of designing, producing, and marketing sewn mattress covers. As we enter the business of sewn mattress covers, we will be able to leverage our design capabilities and expand our product offerings from mattress fabrics to finished covers. In connection with this agreement, Lava will provide us with technical assistance and know-how for the start-up of the business and will work with us on the design, sales and marketing of sewn mattress covers.

As part of the agreement, the new business will be fully funded and 100% owned by us. We plan to establish a manufacturing facility located in the Southeastern U.S. that will be selected by us. As a result, we will have two mirrored manufacturing facilities to better serve our customer base and meet current and expected demand trends in the bedding industry. We will have responsibility for all operating control of the new business, including capital expenditures and production and operating costs. We are projecting capital expenditures to start the business to be approximately $500,000 for fiscal 2013, as sewn products are a different business than our current normal operations and do not require large investments in plant and equipment. Lava is not required to invest capital into the Company.

We are expecting production to start in the second quarter of fiscal 2013 with approximately 35 employees. Our plan is to let the market dictate our growth strategy and we feel it is important to enter this business gradually to protect our investment as we learn what types of products and volume meet demand trends.

Gross Profit and Operating Income

Gross profit was $24.8 million in fiscal 2012, or 17% of net sales, compared with $23.2 million, or 19% of net sales, in fiscal 2011. SG&A expenses for fiscal 2012 were $9.1 million compared with $7.9 million for fiscal 2011. Operating income was $15.8 million in fiscal 2012, an increase of 2.5% compared with $15.4 million in fiscal 2011. Operating margins were 10.8% and 12.6% of net sales for fiscal 2012 and 2011, respectively.

Our gross profit and operating margins for fiscal 2012 were affected by higher raw material costs and customer pricing pressure that started in fiscal 2011 and continued through most of fiscal 2012. As a result, we implemented customer price increases starting in the fourth quarter of fiscal 2011. In addition, operating margins were affected by increased SG&A expenses due to increased incentive compensation expense, which reflects stronger financial results in relation to pre-established performance targets. While the increased raw material costs affected our gross profit and operating margins for the full fiscal year for 2012, raw material prices stabilized in the fourth quarter of fiscal 2012.

Segment Assets

Segment assets consist of accounts receivable, inventory, assets held for sale, non-compete agreements associated with certain acquisitions, goodwill, and property, plant and equipment.  As of April 29, 2012, accounts receivable and inventory totaled $29.9 million, compared to $25.5 million at May 1, 2011. This change reflects the net sales increase in the fourth quarter of fiscal 2012 noted above.

At April 29, 2012, and May 1, 2011, property, plant and equipment totaled $29.2 million and $28.6 million, respectively. The $29.2 million represents property, plant, and equipment located in the U.S. of $21.2 million and located in Canada of $8.0 million. The $28.6 million represents property, plant, and equipment located in the U.S. of $20.0 million and located in Canada of $8.6 million. The increase in this segment’s property, plant, and equipment balance at April 29, 2012 compared with May 1, 2011, is primarily due to fiscal 2012 capital spending of $4.9 million offset by depreciation expense of $4.3 million.

At April 29, 2012, and May 1, 2011, the carrying value of the segment’s goodwill was $11.5 million. At April 29, 2012, and May 1, 2011, the carrying values of our non-compete agreements were $333,000 and $480,000, respectively. The decrease in the carrying values of the non-compete agreements during fiscal 2012 primarily represents amortization expense. At April 29, 2012 and May 1, 2011, assets held for sale totaled $15,000.

Upholstery Fabrics Segment

Net Sales

Upholstery fabric net sales (which include both fabric and cut and sewn kits) were $108.9 million in fiscal 2012, compared with $94.4 million in fiscal 2011, an increase of 15%. Also, upholstery fabric net sales were $32.3 million in the fourth quarter of fiscal 2012, an increase of 28% compared with $25.2 million in the fourth quarter of fiscal 2011. The $32.3 million reported in the fourth quarter of fiscal 2012 was the highest quarterly net sales total in five fiscal years. This increase in net sales reflects improved industry demand and customer response to our designs and new product introductions. In addition, this increase in net sales is also reflects price increases we implemented starting in the fourth quarter of fiscal 2011 which continued in fiscal 2012 to partially offset increased raw material costs.

Net sales of upholstery fabric produced outside our U.S. manufacturing operations were 88% of total upholstery fabric net sales in fiscal 2012, of which 85% and 3% were generated from our operations located in China and Poland, respectively. Net sales of upholstery fabric produced outside our U.S. manufacturing operations were 86% of total upholstery fabric net sales in fiscal 2011, of which primarily all of these net sales were generated from our operations located in China. Net sales of upholstery fabrics produced outside our U.S. manufacturing operations were $95.5 million in fiscal 2012, of which $92.5 million and $3.0 million were generated from our operations located in China and Poland, respectively. Net sales of upholstery fabrics produced outside our U.S. manufacturing operations were $81.2 million in fiscal 2011, of which primarily all of these net sales were generated from our operations located in China.

Net sales of U.S.-produced upholstery fabrics were $13.4 million or 12% of total upholstery fabric net sales in fiscal 2012 compared with $13.2 million or 14% of total upholstery fabric net sales in fiscal 2011.

Our increase in net sales was primarily driven by growth of our China produced fabrics, as this platform has played a significant role in our global development in fiscal 2012, with increased net sales to key customers located in the U.S., the local China market, and other international customers.

In the third quarter of fiscal 2011, we established a wholly-owned subsidiary called Culp Europe in Poland, and we continued to make progress in the development of this operation in fiscal 2012. We have been encouraged by the initial response from several of the largest furniture manufacturers and retailers in Europe. During fiscal 2012, Culp Europe accounted for 3% of our total upholstery fabric net sales, and we expect this percentage to increase further over the next fiscal year. While we experienced a small operating loss for this operation during fiscal 2012 due to start-up costs, we expect this subsidiary to be more profitable in fiscal 2013.

Also, we are pleased with the sales and profit improvement during the fourth quarter of fiscal 2012 from our U.S. operation, with increased demand for both velvet and woven texture fabrics. We have struggled for several years with declining sales and low profitability with this operation. However, we felt it was strategically important to keep one U.S. upholstery fabric operation. Our actions in the second quarter of fiscal 2012 to align our U.S. capacity with expected demand and increase prices had a favorable impact on profitability. We reported net sales of $4.1 million in the fourth quarter of fiscal 2012 from our U.S. operation, an increase of 44% from $2.9 million in the second quarter of fiscal 2012. We are also encouraged by new placements with our U.S. produced fabrics and are expecting future sales growth and profitability in the first quarter of fiscal 2013. We are cautiously optimistic about our long-term prospects with this operation.

Gross Profit and Operating Income

Gross profit was $15.0 million in fiscal 2012, or 13.8% of net sales, compared with $13.6 million, or 14.4% of net sales, in fiscal 2011. SG&A expenses were $11.5 million, or 10.5% of net sales in fiscal 2012 compared with $9.2 million, or 9.8% in fiscal 2011. Operating income was $3.5 million in fiscal 2012, a decrease of 19% compared with $4.4 million in fiscal 2011. Operating margins were 3.2% and 4.6% of net sales for fiscal 2012 and 2011, respectively.

Our gross profit and operating margins were affected by higher raw material costs. As a result, we implemented customer price increases starting in the fourth quarter of fiscal 2011 which continued in fiscal 2012. In addition, our gross profit and operating margins were affected by lower profitability in our U.S. velvet product line in the first half of fiscal 2012. In response, we aligned our U.S. capacity with expected demand and increased prices. As a result of these actions, our U.S. upholstery operation returned to profitability during the third quarter and continued to be profitable through the fourth quarter of fiscal 2012.

In addition, operating margins were affected by increased SG&A expenses due to start-up expenses associated with our Culp Europe operation and an increase in incentive compensation accruals reflecting stronger financial results in relation to pre-established performance targets.

While our gross profit and operating margins for the full fiscal year for fiscal 2012 declined, our gross profit margins increased to 16% in the fourth quarter of fiscal 2012 from 13% for the third quarter of fiscal 2012. In addition, operating margins increased to 5.5% in the fourth quarter of fiscal 2012 from 2.9% in the third quarter of fiscal 2012. These increases in gross profit and operating margins in the fourth quarter of fiscal 2012 are primarily due to the increase in net sales and actions taken with our U.S. upholstery fabric operation noted above, as well as the stabilization of raw material price increases in the fourth quarter of fiscal 2012.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, and assets held for sale.

As of April 29, 2012, and May 1, 2011, accounts receivable and inventory totaled $31.5 million and $23.5 million, respectively. There were no assets classified as held for sale at April 29, 2012. At May 1, 2011, assets held for sale totaled $60,000.

At April 29, 2012, property, plant, and equipment totaled $1.1 million compared with $967,000 at May 1, 2011.  The $1.1 million at April 29, 2012, represents property, plant, and equipment located in the U.S. of $837,000, located in China of $183,000, and located in Poland of $104,000. The $967,000 at May 1, 2011, represents property, plant, and equipment located in the U.S. of $727,000, located in China of $184,000, and located in Poland of $56,000.

Other Income Statement Categories

Selling, General and Administrative Expenses – SG&A expenses for the company as a whole were $25.0 million for fiscal 2012 compared with $21.1 million for fiscal 2011, an increase of 19%. This increase primarily pertains to start-up expenses associated with our Culp Europe operations that did not significantly occur until fiscal 2012 and increased incentive compensation expense, which reflects stronger financial results in relation to pre-established performance targets. SG&A as a percent of net sales was 9.8% and 9.7% in fiscal 2012 and 2011, respectively.

Interest Expense (Income) -- Interest expense was $780,000 for fiscal 2012 compared with $881,000 for fiscal 2011. This trend reflects lower outstanding balances on our long-term debt.

Interest income was $508,000 in fiscal 2012 compared with $240,000 for fiscal 2011.  Our increase in interest income is primarily due to a higher rate of return on increased short-term investment balances throughout fiscal 2012 compared to fiscal 2011

Other Expense – Other expense was $236,000 for fiscal 2012 compared with $40,000 for fiscal 2011. This increase reflects fluctuations in the foreign exchange rate for our subsidiaries domiciled in Canada, China, and Poland. We have been able to reduce these expenses through maintenance of a natural hedge by keeping a balance of our assets and liabilities denominated in Canadian dollars during fiscal 2012. Although we will continue to try to maintain this natural hedge, there is no assurance that we will be able to continue to do so in future reporting periods.

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

Effective Income Tax Rate

We recorded income tax expense of $902,000, or 6.4% of income before income tax expense, in fiscal 2012 compared with an income tax benefit of $1.1 million or 7.3% of income before income tax expense, in fiscal 2011. The income tax expense for fiscal 2012 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate was reduced by 26% or an income tax benefit of $3.7 million was recorded for the reduction in the valuation allowance recorded against our net deferred tax assets associated with our U.S. operations. This income tax benefit of $3.7 million represents a $4.2 million income tax benefit pertaining to a change in judgment about the future realization of our U.S. net deferred tax assets, offset by an income tax charge of $477,000 associated with the realization of our U.S. loss carryforwards from fiscal 2012 pre-tax income.

●	The income tax rate was reduced by 9% for taxable income subject to lower statutory income rates in foreign jurisdictions compared with the statutory income tax rate of 34% for the United States.

●	The income tax rate increased 6% for an increase in unrecognized tax benefits.

●	The income tax rate increased 1.4% for non-deductible stock-based compensation expense and other miscellaneous items.

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

●	The income tax rate was reduced by 7% for taxable income subject to lower statutory income rates in foreign jurisdictions compared with the statutory income tax rate of 34% for the United States.

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

Deferred Income Taxes – Valuation Allowance

Summary

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on this assessment, we recorded a partial valuation allowance of $12.8 million and $16.4 million against our net deferred tax assets associated with our U.S. operations at April 29, 2012 and May 1, 2011, respectively. At April 29, 2012 and May 1, 2011, no valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Poland.

United States

Our net deferred tax asset regarding our U.S. operations primarily pertain to incurring significant U.S. pre-tax losses during previous years, with U.S. loss carryforwards totaling $59.9 million and $60.0 million at April 29, 2012 and May 1, 2011, respectively.

Fiscal 2011

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

Although the financial results of our U.S. operations improved, the significant uncertainty in the overall economic climate made it very difficult to forecast medium and long-term financial results associated with our U.S. operations. Based on these economic conditions, we believed it was too uncertain to project pre-tax income associated with our U.S. operations after fiscal 2012.

Based on this significant positive and negative evidence, we recorded a partial valuation allowance of $16.4 million against our net deferred tax assets associated with our U.S. operations that was expected to reverse beyond fiscal 2012 and we recognized an income tax benefit of $2.3 million in the fourth quarter of fiscal 2011 for the reduction in this valuation allowance for projected U.S. taxable income in fiscal 2012 that was expected to reduce our U.S. loss carryforwards.

Fiscal 2012

This improvement in the U.S. operations' financial results continued through fiscal 2012. Our U.S. operations earned a cumulative pretax income through the second quarter of fiscal 2012 and fiscal years 2011 and 2010 totaling $10.0 million. This continued earnings improvement from our U.S. operations was driven by our mattress fabrics operations (which primarily resides in the U.S.). During the second quarter of fiscal 2012, our mattress fabrics operations had net sales totaling $35.2 million compared with $28.3 million in the second quarter of fiscal 2011. In addition, our mattress fabrics operations had operating income totaling $3.8 million in the second quarter of fiscal 2012 compared with $3.3 million in the second quarter of fiscal 2011. These improved results in the second quarter of fiscal 2012, which were better than expected, can be attributed to increased sales from our sales and marketing initiatives and new programs with customers who are leading suppliers in the bedding industry. Collectively these developments increased our confidence in forecasting U.S. taxable income through fiscal 2014 in the second quarter of fiscal 2012.

Although our U.S. operations' financial results continued to improve through the second quarter of fiscal 2012, the significant uncertainty in the overall economic climate also continued. As a result, to forecast medium and long-term financial results associated with our U.S. operations remained difficult. Since it will take a significant period of time for our U.S. operations to realize its U.S. net deferred income tax assets based on earned and forecasted U.S. pre-tax income levels, we believe it was too uncertain to project U.S. pre-tax income levels associated with our U.S. operations after fiscal 2014 that support a "more likely than not" assertion at the end of our second quarter of fiscal 2012.

These trends continued through the fourth quarter of fiscal 2012 and, as a result, we maintain our position that we can forecast U.S. taxable income through fiscal 2014. Our mattress fabric operations had net sales totaling $145.5 million in fiscal 2012 compared with $122.4 million in fiscal 2011. In addition our mattress fabric operations reported operating income of $15.8 million in fiscal 2012 compared with $15.4 million in fiscal 2011.

Based on this positive and negative evidence noted above, we recorded a partial valuation allowance of $12.8 million at April 29, 2012, against the net deferred tax assets associated with our U.S. operations that are expected to reverse beyond fiscal 2014. Accordingly, we recognized an income tax benefit of $4.4 million in the second quarter of fiscal 2012 for the reduction in this valuation allowance for estimated U.S. taxable income in fiscal years 2013 and 2014 that is expected reduce our U.S. loss carryfowards. In the fourth quarter of fiscal 2012, we booked an income tax charge of $211,000 due to a change in our estimate of U.S. taxable income in fiscal years 2013 and 2014 that was made in the second quarter of fiscal 2012.

China

Our net deferred tax asset regarding our China operations primarily pertains to the book versus tax basis difference associated with our China operation’s fixed assets. This book versus tax basis difference resulted from our impairment losses and fixed asset write-downs associated with our September 2008 upholstery fabrics restructuring plan. In order for this net deferred tax asset to have been realized, our China operations must have had sufficient pre-tax income levels to utilize its tax over book depreciation expense. During fiscal 2011, management assessed both positive and negative evidence and concluded that there was sufficient positive evidence that our net deferred tax assets regarding our China operations will more likely than not be realized. Due to the favorable results from our restructuring activities and profit improvement plan initiated in the second quarter of fiscal 2009, our China operations became profitable, reporting pre-tax income of $7.9 million in fiscal 2011 and fiscal 2010. In addition, our China operations earned pre-tax income of $10.2 million over a cumulative three-year period ending May 1, 2011. As a result of the improvement of our China operations’ pre-tax income levels that have been demonstrated over a cumulative period of three years, there was sufficient positive evidence that our China operations can provide sufficient pre-tax income levels to utilize its tax over book depreciation expense. Based on this significant positive evidence, we do not have a valuation allowance against our China net deferred tax assets at April 29, 2012 and May 1, 2011, respectively. During fiscal 2011 we recognized an income tax benefit of $1.3 million to reduce the valuation allowance of $1.3 million recorded at May 2, 2010 (the beginning of fiscal 2011).

Income Taxes Paid

Although we reported income tax expense of $902,000 in fiscal 2012 and an income tax benefit of $1.1 million in fiscal 2011, we pay income taxes associated with our subsidiaries in China and Canada. We had income tax payments of $2.4 million and $1.2 million in fiscal 2012 and 2011, respectively.

2011 compared with 2010

Segment Analysis

Mattress Fabrics Segment

Net Sales

Net sales were $122.4 million for fiscal 2011, an increase of 6.6% compared with $114.8 million for fiscal 2010. Also, we reported net sales of $35.2 million in the fourth quarter of fiscal 2011, an increase of 5.3% compared with $33.4 million in the fourth quarter of fiscal 2010. These results reflected favorable growth trends during fiscal 2011 as a result of a stronger competitive position and small price increases we implemented in the fourth quarter of fiscal 2011 to partially offset increased raw material costs and customer pricing pressure.

Gross Profit and Operating Income

Gross profit was $23.2 million in fiscal 2011, or 19% of net sales, compared with $23.7 million, or 20.6% of net sales, in fiscal 2010. SG&A expenses for fiscal 2011were $7.9 million compared with $8.2 million for fiscal 2010. Operating income was $15.3 million in fiscal 2011, a decrease of 0.7% compared with $15.5 million in fiscal 2010. Operating margins were 12.6% and 13.5% of net sales for fiscal 2011 and 2010, respectively.

Although net sales increased 6.6% in fiscal 2011 compared with fiscal 2010, gross profit and operating income decreased by 1.7% and 0.7%, respectively. This trend in profitability was primarily due to increased competitive pricing pressure and higher raw material costs that started in the second quarter of fiscal 2011.

Segment Assets

Segment assets consist of accounts receivable, inventory, assets held for sale, non-compete agreements associated with certain acquisitions, goodwill, and property, plant and equipment.  As of May 1, 2011, accounts receivable and inventory totaled $25.5 million, compared to $22.3 million at May 2, 2010. This was a product of the net sales increase in the fourth quarter of fiscal 2011 noted above.

At May 1, 2011, and May 2, 2010, property, plant and equipment totaled $28.6 million and $26.7 million, respectively. The $28.6 million represents property, plant, and equipment located in the U.S. of $20.0 million and located in Canada of $8.6 million. The $26.7 million represented property, plant, and equipment located in the U.S. of $18.8 million and located in Canada of $7.9 million. The increase in this segment’s property, plant, and equipment balance at May 1, 2011 compared with May 2, 2010, was primarily due to fiscal 2011 capital spending of $5.7 million offset by depreciation expense of $3.8 million.

At May 1, 2011, and May 2, 2010, the carrying value of the segment’s goodwill was $11.5 million. At May 1, 2011, and May 2, 2010, the carrying value of our non-compete agreements were $480,000 and $843,000, respectively. The decrease in the carrying values of the non-compete agreements during fiscal 2011 primarily represented amortization expense. At May 1, 2011, and May 2, 2010, assets held for sale totaled $15,000 and $34,000, respectively.

Upholstery Fabrics Segment

Net Sales

Upholstery fabric net sales (which include both fabric and cut and sewn kits) were $94.4 million in fiscal 2011, compared with $91.6 million in fiscal 2010, an increase of 3.1%. Also, we reported net sales of $25.2 million in the fourth quarter of fiscal 2011, an increase of 5.7% compared with $23.8 million in the fourth quarter of fiscal 2010. This increase in net sales reflected favorable growth trends during fiscal 2011 as a result of a stronger competitive position and price increases we implemented in the fourth quarter of fiscal 2011 that were used to partially offset increased raw material costs, and a significant increase in the provision for returns, allowances, and discounts in fiscal 2010 that did not recur in fiscal 2011.

Our upholstery fabric net sales continued to be driven by our operations located in China, accounting for 86% and 84% of total upholstery fabric net sales in fiscal 2011 and 2010, respectively. Net sales of upholstery fabrics produced outside our U.S. manufacturing operations were $81.2 million in fiscal 2011, an increase of 5% from $77.3 million in fiscal 2010. Net sales of U.S.-produced upholstery fabrics were $13.2 million in fiscal 2011, a decrease of 8% from $14.3 million in fiscal 2010. These trends reflected our continued shift toward production outside our U.S. manufacturing operations and are the result of our long-term strategy to build a wholly-owned and low-cost business located in China that is scalable, and not capital intensive.

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

Although net sales increased 3.1% in fiscal 2011 compared with fiscal 2010, gross profit and operating income decreased by 11% and 27%, respectively. This trend in profitability was primarily due to higher raw material costs which started to increase in the second quarter of fiscal 2011 and weaker operating performance of our one remaining U.S. facility as compared to the prior year.  Our one remaining U.S. facility experienced weaker performance in fiscal 2011 due to the higher raw material costs as mentioned above and a decrease in net sales of 8%.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, and assets held for sale.

As of May 1, 2011, and May 2, 2010, accounts receivable and inventory totaled $23.5 million. At May 1, 2011, assets held for sale totaled $60,000 compared with $89,000 at May 2, 2010.

At May 1, 2011, property, plant, and equipment totaled $967,000 compared with $989,000 at May 2, 2010.  The $967,000 at May 1, 2011, represented property, plant, and equipment located in the U.S. of $727,000, located in China of $184,000, and located in Poland of $56,000. The $989,000 at May 2, 2010, represented property, plant, and equipment of $887,000 and $102,000 located in the U.S. and China, respectively.

Other Income Statement Categories

Selling, General and Administrative Expenses – SG&A expenses for the company as a whole were $21.1 million for fiscal 2011 compared with $22.8 million for fiscal 2010, a decrease of 8%. This decrease primarily reflected (i) a decrease in stock-based compensation expense reflecting a decrease in stock-based awards and the company’s stock price, (ii) a decrease in incentive bonus accruals reflecting weaker financial results in relation to pre-established performance targets, and (iii) a decrease in bad debt expense reflecting management’s assessment of estimated credit exposures within its accounts receivable portfolio.

Interest Expense (Income) -- Interest expense was $881,000 for fiscal 2011 compared with $1.3 million for fiscal 2010. This trend reflected lower outstanding balances on our long-term debt.

Interest income was $240,000 in fiscal 2011 compared with $116,000 for fiscal 2010.  Our increase in interest income was primarily due to higher cash and cash equivalent and short-term investment balances during fiscal 2011 compared with fiscal 2010, and a higher rate of return in fiscal 2011 on short-term investment purchases that did not commence until the third quarter of fiscal 2010.

Other Expense – Other expense was $40,000 for fiscal 2011 compared with $828,000 for fiscal 2010. This decrease reflected fluctuations in the foreign exchange rate for our subsidiaries domiciled in Canada and China and our ability to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in Canadian dollars during fiscal 2011.

Income Taxes

We recorded an income tax benefit of $1.1 million, or 7.3% of income before income tax expense, in fiscal 2011 compared with income tax expense of $1.1 million, or 7.9% of income before income tax expense, in fiscal 2010. The income tax benefit for fiscal 2011 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

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

●	The income tax rate was reduced by 7% for taxable income subject to lower statutory income rates in foreign jurisdictions compared with the statutory income tax rate of 34% for the United States.

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

●	The income tax rate was reduced by 6% for taxable income subject to lower statutory income rates in foreign jurisdictions compared with the statutory income tax rate of 34% for the United States.

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

Handling Costs

The company records warehousing costs in selling, general and administrative expenses.  These costs were $2.6 million, $2.4 million, and $2.2 million in fiscal 2012, 2011, and 2010, respectively.  Warehousing costs include the operating expenses of our various finished goods distribution centers, such as personnel costs, utilities, building rent and material handling equipment, and lease expense.  Had these costs been included in cost of sales, gross profit would have been $37.1 million or 14.6%, in fiscal 2012, $34.4 million, or 15.9%, in fiscal 2011, and $36.6 million, or 17.7%, in fiscal 2010.

Liquidity and Capital Resources

Liquidity

Our sources of liquidity include cash and cash equivalents, short-term investments, cash flow from operations, and amounts available under our unsecured revolving credit lines.  These sources have been adequate for day-to-day operations and capital expenditures. We believe our present cash and cash equivalents and short-term investment balance of $31.0 million at April 29, 2012, cash flow from operations, and current availability under our unsecured revolving credit lines will be sufficient to fund our business needs and fiscal 2013 contractual obligations (see commitments table below).

We have maintained a strong financial position during fiscal 2012. Our cash and cash equivalents and short-term investments totaled $31.0 million at April 29, 2012, compared with $30.9 million at May 1, 2011. We were able to maintain a comparable cash and cash equivalents and short-term investment balance at the end of fiscal 2012 compared with the end of fiscal 2011, despite common stock repurchases of $5.4 million, capital expenditures of $5.9 million, long-term debt payments of $2.4 million, and working capital spending of $6.9 million to meet increasing business needs.

Our cash and cash equivalents and short-term investment balance of $31.0 million exceeded our total debt (current maturities of long-term debt, long-term debt, and line of credit) of $10.0 million at the end of fiscal 2012 and represents 35% of shareholders’ equity. Our next major scheduled long-term debt principal payment of $2.2 million is due August 2012. As of April 29, 2012, our lines of credit approximating $16.0 million had an outstanding balance of $889,000. All of our long-term debt and line of credit agreements are unsecured.

We are currently planning for capital expenditures of $5.5 million in fiscal 2013, which primarily pertain to our mattress fabrics segment.

During fiscal 2012, our board of directors authorized the expenditure of up to $7.0 million for the repurchase of shares of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, and through plans established under the Securities Exchange Act Rule 10b5-1. The amount of shares purchased and the timing of such purchases is based on working capital requirements, market and general business conditions and other factors including alternative investment opportunities. Since the initial authorization of this program on June 16, 2011, we repurchased approximately 624,000 shares of our common stock at a cost of $5.4 million through April 29, 2012.

On June 13, 2012, we announced that our board of directors approved a new authorization to repurchase up to $5.0 million of our common stock. This action replaces the authorization to acquire up to $7.0 million of our common stock noted above.

On June 13, 2012, we announced that our board of directors approved the payment of a quarterly cash dividend of $0.03 per share to be paid on or about July 16, 2012, to shareholders of record as of the close of business on July 2, 2012. Our last dividend payment was over eleven years ago. We anticipate paying a cash dividend each quarter, with expected payment dates in October, January, April, and July. Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

Our cash and cash equivalents and short-term investment balance may be adversely affected by factors beyond our control, such as weakening industry demand and delays in receipt of payment on accounts receivable.

Working Capital

Accounts receivable at April 29, 2012, were $25.1 million, an increase of 24% compared with $20.2 million, at May 1, 2011. This increase primarily reflects increased business volume in both our business segments for fiscal 2012 compared with fiscal 2011. Days’ sales in receivables were 29 days and 30 days during the fourth quarters of fiscal 2012 and 2011, respectively.

Inventories at April 29, 2012 were $36.4 million, an increase of 27%, compared with $28.7 million at May 1, 2011. This increase primarily reflects increased business volume in both our business segments for fiscal 2012 compared with fiscal 2011. Inventory turns were 6.6 for fiscal 2012 and 2011, respectively.

Accounts payable-trade as of April 29, 2012, were $30.7 million, an increase of 23%, compared with $24.9 million at May 1, 2011.  This increase primarily reflects increased business volume and inventory purchases in both our business segments for fiscal 2012 compared with fiscal 2011.

Operating working capital (comprised of accounts receivable and inventories, less accounts payable –trade and capital expenditures) was $30.6 million at April 29, 2012, compared with $23.9 million at May 1, 2011. Operating working capital turnover was 8.9 in fiscal 2012 compared to 8.8 in fiscal 2011.

Financing Arrangements

Unsecured Term Notes

In connection with the Bodet & Horst acquisition during fiscal 2009, we entered into a note agreement dated August 11, 2008. This agreement provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The principal payments are payable over an average term of 3.3 years through August 11, 2015. Any principal prepayments will be assessed a penalty as defined in the agreement. The agreement contains customary financial and other covenants as defined in the agreement.

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

Revolving Credit Agreement –United States

At May 1, 2011, we had an unsecured Amended and Restated Credit Agreement that provided for a revolving loan commitment of $6.5 million, including letters of credit up to $3.0 million. This agreement was set to expire August 15, 2012. On August 25, 2011, we entered into a seventeenth amendment to the Amended and Restated Credit Agreement, amending the agreement effective May 1, 2011 (end of our fiscal 2011). This amendment extends the expiration date of the line of credit through August 25, 2013, increasing the revolving loan commitment from $6.5 million to $10.0 million, and decreases the capital expenditure limit for fiscal years 2012 and 2013 from $10.0 million to $6.0 million. On January 17, 2012, and in connection with the Culp Europe Credit Agreement discussed below, we entered into an eighteenth amendment to decrease our revolving loan commitment from $10.0 million to $7.6 million.

The amended agreement provides for a pricing matrix to determine the interest rate payable on loans made under the agreement (applicable interest rate of 2.24% at April 29, 2012). As of April 29, 2012, there were no outstanding letters of credit under this agreement. As of April 29, 2012 and May 1, 2011, there were no borrowings outstanding under the agreement.

Revolving Credit Agreement - China

We have an unsecured credit agreement for our Chinese operations that provides for a line of credit up to 40 million RMB (approximately $6.4 million USD at April 29, 2012). This agreement expires on September 2, 2012 and has an interest rate determined by the Chinese government. There were no borrowings under this agreement as of April 29, 2012 and May 1, 2011.

Revolving Credit Agreement - Europe

On January 17, 2012, we entered into an unsecured credit agreement associated with our operations in Poland that provides for a line of credit up to 6.8 million Polish Zloty (approximately $2.2 million in USD at April 29, 2012). This agreement expires on January 15, 2013 and bears interest at WIBOR (Warsaw Interbank Offered Rate) plus 2% (applicable interest rate of 6.85% interest rate at April 29, 2012). At April 29, 2012, $889,000 (2.8 million Polish Zloty) was outstanding under this agreement.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants.  At April 29, 2012, the company was in compliance with these financial covenants.

The principal payment requirements for long-term debt during the next four fiscal years are: 2013 – $2.4 million; 2014 – $2.3 million; 2015 - $2.2 million; and 2016 – $2.2 million.

Commitments

The following table summarizes our contractual payment obligations and commitments for each of the next five fiscal years (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Capital expenditures	$1,191	-	-	-	-	-	1,191
Accounts payable – capital expenditures	169	-	-	-	-	-	169
Operating leases	1,727	1,027	764	449	24	-	3,991
Interest expense (1)	621	402	226	49	-	-	1,298
Line of credit	889	-	-	-	-	-	889
Long-term debt – principal	2,404	2,319	2,200	2,200	-	-	9,123
Total (2)	$7,001	3,748	3,190	2,698	24	-	16,661

Note:  Payment Obligations by End of Each Fiscal Year

(1)	Interest expense includes interest incurred on long-term debt and line of credit.

(2)
At April 29, 2012, the company had $12.5 million of total gross unrecognized tax benefits, of which $8.3 million and $4.2 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, competent authority proceedings, changes in regulatory tax laws, or interpretations of those tax laws, or expiration of statutes of limitation. As a result of these inherent uncertainties, the company cannot reasonably estimate the timing of payment of these amounts. Of the $12.5 million in total gross unrecognized tax benefits, $8.3 million would not be subject to cash payments due to the company’s U.S. federal and state net operating loss carryforwards.

Capital Expenditures

Capital expenditures on a cash basis were $5.9 million and $6.4 million for fiscal 2012 and 2011, respectively. These capital expenditures for fiscal 2012 and 2011 primarily pertain to our mattress fabrics segment. Depreciation expense was $4.9 million and $4.4 million for fiscal 2012 and 2011, respectively. Depreciation expense for fiscal 2012 and 2011 primarily pertained to our mattress fabrics segment.

We are currently planning for capital expenditures of $5.5 million in fiscal 2013, which primarily pertain to our mattress fabrics segment.

For fiscal 2013, we are estimating capital expenditures and depreciation expense for the company as a whole to be $5.5 million and $5.2 million, respectively. The estimated capital expenditures and depreciation expense primarily relates to the mattress fabrics segment. These are management’s current expectations only, and changes in our business needs could cause changes in plans for capital expenditures and expectations for related depreciation expense.

Accounts Payable – Capital Expenditures

At April 29, 2012, we had total amounts due regarding capital expenditures totaling $169,000, which pertain to outstanding vendor invoices, none of which are financed. This amount due of $169,000 is required to be paid in full during fiscal 2013.

Inflation

Any significant increase in our raw material costs, utility/energy costs and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited our ability to pass significant operating increases on to customers. As discussed elsewhere in this report (see “Segment Analysis”), significant increases in raw material costs led to lower profit margins for both of our business segments during fiscal years 2012 and 2011.

Critical Accounting Policies

U.S. generally accepted accounting principles require us to make estimates and assumptions that affect our reported amounts in the consolidated financial statements and accompanying notes.  Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain, and as a result actual results could differ significantly from those estimates.  Due to the estimation processes involved, management considers the following summarized accounting policies and their application to be critical to understanding the company’s business operations, financial condition and results of operations.

Accounts Receivable - Allowance for Doubtful Accounts.  Substantially all of our accounts receivable are due from residential and commercial furniture and bedding manufacturers.  Ownership of these manufacturers is increasingly concentrated and certain bedding manufacturers have a high degree of leverage.  As of April 29, 2012, accounts receivable from furniture manufacturers totaled approximately $12.8 million, and accounts receivable from bedding manufacturers totaled approximately $12.3 million.  Additionally, as of April 29, 2012, the aggregate accounts receivable balance of the company’s ten largest customers was $12.9 million, or 52% of trade accounts receivable. One customer within the upholstery fabrics segment represented 12% of consolidated accounts receivable at April 29, 2012. No customers within the mattress fabrics segment represented more than 10% of consolidated accounts receivable at April 29, 2012.

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

The reserve balance for doubtful accounts was $567,000 and $776,000 at April 29, 2012 and May 1, 2011, respectively.

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

The reserve for inventory markdowns was $2.0 million and $1.8 million at April 29, 2012 and May 1, 2011, respectively.

Goodwill.  Management assesses goodwill for impairment at the end of each fiscal year or between annual tests if an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying values. During the fourth quarter of fiscal 2012, we early adopted ASU No. 2011-08, Intangibles – Goodwill and Other (ASC Topic 350) – Testing Goodwill for Impairment when we performed our annual impairment test. ASU No. 2011-08 provides companies with a new option to determine whether or not it is necessary to apply the traditional two-step quantitative goodwill impairment test in ASC Topic 350. Under ASU No. 2011-08, companies are no longer required to calculate the fair value of the reporting unit (mattress fabrics segment) unless it determines, on the basis of qualitative information, that it is more likely than not (i.e. greater than 50%) that the fair value of a reporting unit is less than its carrying amount. Based on our qualitative assessment, we determined that our goodwill is not impaired using a more likely than not standard.

The company’s goodwill at April 29, 2012, of $11.5 million relates to the mattress fabrics segment.

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

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on this assessment, we recorded a partial valuation allowance of $12.8 million and $16.4 million against our net deferred tax assets associated with our U.S. operations at April 29, 2012 and May 1, 2011, respectively. At April 29, 2012 and May 1, 2011, no valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Poland.

Refer to Note 10 located in the notes to the consolidated statements for disclosures regarding our assessment of our recorded valuation allowance as of April 29, 2012 and May 1, 2011, respectively.

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

At April 29, 2012, we had $12.5 million of total gross unrecognized tax benefits, of which $8.3 million and $4.2 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets.

Adoption of New Accounting Pronouncements

Refer to Note 1 located in the notes to the consolidated statements for recently adopted accounting pronouncements for fiscal 2012.

Recently Issued Accounting Standards

Refer to Note 1 located in the notes to the consolidated statements for recently issued accounting pronouncements for fiscal 2013.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our revolving credit lines. At April 29, 2012, our U.S. revolving credit agreement provides for a pricing matrix to determine the interest rate payable on loans made under this agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. At April 29, 2012, there were no borrowings outstanding under our U.S. and China revolving credit lines. On January 17, 2012, we entered into an unsecured credit agreement associated with our operations located in Poland that bears interest at WIBOR (Warsaw Interbank Offered Rate) plus 2%. At April 29, 2012, $889,000 was outstanding under this agreement and this amount is required to be paid in full by January 15, 2013, when this agreement expires.

We are not exposed to market risk from changes in interest rates on our long-term debt.  Our unsecured term notes have a fixed interest rate of 8.01% and the loan associated with the Government of Quebec is non-interest bearing.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in China, Canada, and Poland. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currencies of our subsidiaries domiciled in Canada and Europe, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the U.S. dollars as their functional currency. A substantial portion of the company’s imports purchased outside the U.S. are denominated in U.S. dollars. A 10% change in the above exchange rates at April 29, 2012, would not have had a significant impact on our results of operations or financial position.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Culp, Inc.:

We have audited the accompanying consolidated balance sheets of Culp, Inc. (a North Carolina corporation) and Subsidiaries (the “Company”) as of April 29, 2012, and May 1, 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended April 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Culp, Inc. and Subsidiaries as of April 29, 2012 and May 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended April 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 12, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Charlotte, North Carolina
July 12, 2012

CONSOLIDATED BALANCE SHEETS

April 29, 2012 and May 1, 2011 (dollars in thousands)	2012	2011
ASSETS
current assets:
cash and cash equivalents	$25,023	$23,181
short-term investments	5,941	7,699
accounts receivable, net	25,055	20,209
inventories	36,373	28,723
deferred income taxes	2,467	293
assets held for sale	15	75
income taxes receivable	-	79
other current assets	1,989	2,376
total current assets	96,863	82,635

property, plant and equipment, net	31,279	30,296
goodwill	11,462	11,462
deferred income taxes	3,205	3,606
other assets	1,907	2,052
total assets	$144,716	$130,051

LIABILITIES AND SHAREHOLDERS' EQUITY
current liabilities:
current maturities of long-term debt	$2,404	$2,412
line of credit	889	-
accounts payable - trade	30,663	24,871
accounts payable - capital expenditures	169	140
accrued expenses	9,321	7,617
accrued restructuring costs	40	44
deferred income taxes	-	82
income taxes payable	642	646
total current liabilities	44,128	35,812

income taxes payable - long-term	4,164	4,167
deferred income taxes	705	596
long-term debt, less current maturities	6,719	9,135
total liabilities	55,716	49,710

commitments and contingencies (notes 11 and 12)

shareholders' equity:
preferred stock, $.05 par value, authorized 10,000,000
shares	-	-
common stock, $.05 par value, authorized 40,000,000
shares, issued and outstanding 12,702,806 at
April 29, 2012 and 13,264,458 at May 1, 2011	635	663
capital contributed in excess of par value	46,056	50,681
accumulated earnings	42,293	28,997
accumulated other comprehensive income	16	-
total shareholders' equity	89,000	80,341
total liabilities and shareholders' equity	$144,716	$130,051

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF NET INCOME

For the years ended Aprl 29, 2012, May 1, 2011 and May 2, 2010

(dollars in thousands, except per share data)	2012	2011	2010

net sales	$254,443	$216,806	$206,416
cost of sales	214,711	179,966	167,639
gross profit	39,732	36,840	38,777

selling, general and administrative expenses	25,026	21,069	22,805
restructuring expense (credit) (note 2)	-	28	(370)
income from operations	14,706	15,743	16,342
interest expense	780	881	1,314
interest income	(508)	(240)	(116)
other expense, net	236	40	828
income before income taxes	14,198	15,062	14,316
income tax expense (benefit) (note 10)	902	(1,102)	1,128
net income	$13,296	$16,164	$13,188

net income per share-basic	$1.05	$1.25	$1.04
net income per share-diluted	$1.03	$1.22	$1.01

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(dollars in thousands, except common stock shares)			capital		accumulated
	common	common	contributed	Accumulated	other	total
For the years ended April 29, 2012	stock	stock	in excess of	(deficit)	comprehensive	shareholders'
May 1, 2011 and May 2, 2010	shares	amount	par value	earnings	income	equity

balance, May 3, 2009	12,767,527	$638	$47,728	$(355)	$20	$48,031
net income	-	-	-	13,188	-	13,188
stock-based compensation	-	-	834	-	-	834
gain on cash flow hedge, net of taxes	-	-	-	-	83	83
restricted stock granted	80,000	4	(4)	-	-	-
common stock issued in connection
with performance based units	80,000	4	(4)	-	-	-
common stock surrendered for withholding
taxes payable and cost of option exercises	(20,658)	(1)	(190)	-	-	(191)
excess tax benefit related to stock options
exercised	-	-	429	-	-	429
common stock issued in connection
with stock option plans	144,916	7	666	-	-	673
balance, May 2, 2010	13,051,785	652	49,459	12,833	103	63,047
net income	-	-	-	16,164	-	16,164
stock-based compensation	-	-	360	-	-	360
loss on cash flow hedge, net of taxes	-	-	-	-	(103)	(103)
common stock issued in connection
with performance based units	40,000	2	(2)	-	-	-
common stock surrendered for withholding
taxes payable and cost of option exercises	(60,415)	(3)	(560)	-	-	(563)
excess tax benefit related to stock options
exercised	-	-	339	-	-	339
fully vested common stock award	3,114	-	-	-	-	-
common stock issued in connection
with stock option plans	229,974	12	1,085	-	-	1,097
balance, May 1, 2011	13,264,458	663	50,681	28,997	-	80,341
net income	-	-	-	13,296	-	13,296
stock-based compensation	-	-	349	-	-	349
unrealized gain on short-term investments	-				16	16
excess tax benefit related to stock options
exercised	-	-	64	-	-	64
common stock repurchased	(624,127)	(31)	(5,353)	-	-	(5,384)
fully vested common stock award	3,075	-	-	-	-	-
common stock issued in connection
with stock option plans	59,400	3	315	-	-	318
balance, April 29, 2012	12,702,806	$635	$46,056	$42,293	$16	$89,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended April 29, 2012, May 1, 2011 and May 2, 2010
(dollars in thousands)	2012	2011	2010

cash flows from operating activities:
net income	$13,296	16,164	13,188
adjustments to reconcile net income to net cash
provided by operating activities:
depreciation	4,865	4,372	4,010
amortization of other assets	243	442	548
stock-based compensation	349	360	834
excess tax benefit related to stock options exercised	(64)	(339)	(429)
deferred income taxes	(1,682)	(3,390)	(148)
gain on sale of equipment	(168)	(22)	(65)
restructuring expenses, net of gain on sale of related assets	-	28	(170)
foreign currency exchange (gains) losses	(215)	(115)	688
changes in assets and liabilities, net of effects of acquisition of assets:
accounts receivable	(4,792)	(199)	(1,684)
inventories	(7,497)	(2,579)	(2,020)
other current assets	395	(621)	(418)
other assets	(61)	(3)	(67)
accounts payable-trade	5,426	2,110	5,157
accrued expenses	1,710	(2,286)	2,853
accrued restructuring	(4)	(280)	(529)
income taxes	202	1,179	(171)
net cash provided by operating activities	12,003	14,821	21,577

cash flows from investing activities:
capital expenditures	(5,890)	(6,352)	(7,431)
purchase of short-term investments	(4,797)	(6,713)	(3,023)
proceeds from the sale of short-term investments	6,707	2,037	-
proceeds from the sale of buildings and equipment	299	79	583
net cash used in investing activities	(3,681)	(10,949)	(9,871)

cash flows from financing activities:
proceeds from lines of credit	6,323	-	-
payments on lines of credit	(5,500)	-	-
payments on vendor-financed capital expenditures	-	(377)	(985)
payments on a capital lease obligation	-	-	(626)
payments on long-term debt	(2,404)	(179)	(4,789)
debt issuance costs	(37)	(27)	(15)
repurchases of common stock	(5,384)	-	-
proceeds from common stock issued	318	769	673
excess tax benefit related to stock options exercised	64	339	429
net cash (used in) provided by financing activities	(6,620)	525	(5,313)

effect of exchange rate changes on cash and cash equivalents	140	489	105

increase in cash and cash equivalents	1,842	4,886	6,498

cash and cash equivalents at beginning of year	23,181	18,295	11,797

cash and cash equivalents at end of year	$25,023	23,181	18,295

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

During the third quarter of fiscal 2011, we formed a new wholly-owned subsidiary in Poland, called Culp Europe. This operation sells and distributes upholstery fabrics and makes and sells cut and sewn kits in Europe, using fabrics sourced primarily from our operations located in China. Our sales and marketing efforts in Europe also include a program for shipping containers of fabric and cut and sewn kits directly from our operations located in China to customers in Europe. Sales activities in Culp Europe commenced during the fourth quarter of fiscal 2011.

Basis of Presentation – The consolidated financial statements of the company have been prepared in accordance with U.S. generally accepted accounting principles.

Principles of Consolidation – The consolidated financial statements include the accounts of the company and its subsidiaries, which are wholly-owned.  All significant intercompany balances and transactions have been eliminated in consolidation. The accounts of our subsidiaries located in Shanghai, China and Poznan, Poland are consolidated as of April 30, a calendar month end, which year end is required by the Chinese and Polish governments, respectively. No events occurred related to the difference between our fiscal year end on the Sunday closest to April 30 and our China and Polish subsidiaries year end of April 30 that materially affected the company’s financial position, results of operations, or cash flows for fiscal years 2012, 2011, and 2010.

Fiscal Year – Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30.  Fiscal 2012, 2011 and 2010 each included 52 weeks.

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

Cash and Cash Equivalents – Cash and cash equivalents include demand deposit and money market accounts.  We consider all highly liquid instruments with original maturities of three months or less to be cash equivalents. Our Chinese subsidiaries had cash and cash equivalents of $15.6 million and $12.9 million at April 29, 2012 and May 1, 2011, respectively. Our Canadian subsidiary had cash and cash equivalents of $5.6 million and $7.6 million at April 29, 2012 and May 1, 2011, respectively.  Our Polish subsidiary had cash and cash equivalents of $158,000 and $111,000 at April 29, 2012 and May 1, 2011, respectively. Throughout the year, we have cash balances regarding our U.S. operations in excess of federally insured amounts on deposit with a financial institution.

Short-Term Investments – Short-term investments include short-term bond funds and a savings account that has a maturity of less than one year. Our short-term bond funds are classified as available-for-sale. Our short term bonds funds had unrealized gains totaling $16,000 in fiscal 2012 and were immaterial for fiscal 2011. Our short-term bond funds were recorded at its fair value of $5.1 million and $1.0 million at April 29, 2012 and May 1, 2011, respectively. The fair value of this investment approximates its cost basis.

Our Chinese subsidiaries had short-term investments of $796,000 and $3.5 million at April 29, 2012 and May 1, 2011, respectively. Our Canadian subsidiary had short-term investments of $4.1 million and $2.1 million at April 29, 2012 and May 1, 2011, respectively. Our U.S. operations held short-term investments of $1.0 million and $2.1 million at April 29, 2012 and May 1, 2011, respectively.

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

Management reviews long-lived assets, which consist principally of property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, the related cost and accumulated depreciation are removed from the accounts and an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset. After the impairment loss is recognized, the adjusted carrying amount is the new accounting basis. Assets to be disposed of by sale are reported at the lower of the carrying value or fair value less cost to sell when the company has committed to a disposal plan, and are reported separately as assets held for sale in the consolidated balance sheets.

Interest costs of $17,000 and $34,000 for the construction of qualifying fixed assets were capitalized and are being amortized over the related assets’ estimated useful lives for the fiscal years ended 2011 and 2010, respectively. No interest costs were capitalized for the construction of qualifying fixed assets for fiscal 2012.

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

Our Canadian subsidiary reported a foreign currency exchange loss of $19,000, $24,000, and $542,000 for fiscal 2012, 2011, and 2010, respectively. Our Chinese subsidiaries reported a foreign exchange gain of $320,000 and $222,000 for fiscal 2012 and 2011, respectively. Our Chinese subsidiaries reported a foreign currency exchange loss of $23,000 for fiscal 2010. Our Polish subsidiary reported a foreign exchange loss of $145,000 in fiscal 2012 and a foreign exchange gain of $26,000 in fiscal 2011. Our Polish subsidiary did not report a foreign exchange gain or loss in fiscal 2010 as operations commenced in the third quarter of fiscal 2011.

Goodwill – Management assesses goodwill for impairment at the end of each fiscal year or between annual tests if an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying values. During the fourth quarter of fiscal 2012, we early adopted ASU No. 2011-08, Intangibles – Goodwill and Other (ASC Topic 350) – Testing Goodwill for Impairment when we performed our annual impairment test. ASU No. 2011-08 provides companies with a new option to determine whether or not it is necessary to apply the traditional two-step quantitative goodwill impairment test in ASC Topic 350. Under ASU No. 2011-08, companies are no longer required to calculate the fair value of the reporting unit (mattress fabrics segment) unless it determines, on the basis of qualitative information, that it is more likely than not (i.e. greater than 50%) that the fair value of a reporting unit is less than its carrying amount. Based on our qualitative assessment, we determined that our goodwill is not impaired using a more likely than not standard.

Our goodwill at April 29, 2012, of $11.5 million relates to the mattress fabrics segment.

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

We have not recorded deferred income taxes applicable to undistributed earnings of our subsidiary located in Canada and China.  Generally, such earnings become subject to U.S. income tax upon the remittance of dividends from undistributed earnings of a company’s foreign subsidiaries. It is the present intention of management to reinvest the undistributed earnings of our subsidiary located in Canada indefinitely. At April 29, 2012, our subsidiary located in Canada had undistributed earnings totaling $42.6 million. If these undistributed earnings were not indefinitely reinvested, an additional deferred tax liability of approximately $15.7 million would have been required at April 29, 2012, prior to consideration of the related valuation allowance. At April 29, 2012, our subsidiaries located in China had undistributed earnings totaling $12.3 million. It is the present intention of management to reinvest these undistributed earnings and, therefore a deferred tax liability has not been recorded. If these undistributed earnings were not indefinitely reinvested, an additional deferred tax liability of approximately $4.5 million would have been required at April 29, 2012, prior to consideration of the related valuation allowance.

Revenue Recognition – Revenue is recognized upon shipment, when title and risk of loss pass to the customer. Provision is currently made for estimated product returns, claims and allowances.  Management considers historical claims and return experience, among other things, when establishing the allowance for returns and allowances.

Shipping and Handling Costs – Revenue received for shipping and handling costs, which is immaterial for all periods presented, is included in net sales.  Shipping costs, principally freight, that comprise payments to third-party shippers are classified as cost of sales.  Handling costs represent finished goods warehousing costs incurred to store, move, and prepare products for shipment in the company’s various distribution facilities. Handling costs were $2.6 million, $2.4 million and $2.2 million in fiscal 2012, 2011, and 2010, respectively, and are included in selling, general and administrative expenses.

Sales and Other Taxes – Sales and other taxes collected from customers and remitted to governmental authorities are presented on a net basis and, as such, are excluded from revenues.

Stock-Based Compensation – Our equity incentive plans are described more fully in Note 13. ASC 718, “Compensation – Stock Compensation” (formerly known as SFAS No. 123(R)), requires that all stock-based compensation be recognized as compensation expense in the financial statements and that such cost be measured at the grant date for awards issued to employees and the company’s board of directors. Equity awards issued to non-employees are measured at the earlier date of when the performance criteria are met or the end of each reporting period. Compensation expense for unvested stock options and time vested restricted stock awards are amortized on a straight-line basis over the remaining vesting periods. Compensation expense for performance based restricted stock units were recorded based on an assessment each reporting period of the probability if certain performance goals were to be met during the contingent vesting period. If performance goals were not probable of occurrence, no compensation expense was recognized and any previously recognized compensation cost was reversed. Excess tax benefits related to our equity incentive plans are reflected as financing cash inflows on the Statement of Cash Flows. We have elected to record the additional excess tax benefits associated with our equity incentive awards as a reduction in current income tax payable prior to utilizing any net operating loss carryforwards.

Fair Value of Financial Instruments – The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. These financial instruments include our long-term debt and short-term bond funds. The fair value measurement of these financial instruments are described more fully in Note 14.

The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments.

Recently Adopted Accounting Pronouncements

ASC Topic 605

In October 2009, the FASB issued ASU No. 2009-13, which amends ASC Topic 605, “Revenue Recognition”, to revise accounting guidance related to revenue arrangements with multiple deliverables. The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables. This guidance was effective as of May 2, 2011 (the beginning of our fiscal 2012) and did not have an impact on our consolidated results of operations.

ASC Topic 350

In September 2011, ASU No. 2011-08, Intangibles – Goodwill and Other (ASC Topic 350) – Testing Goodwill for Impairment was issued. ASU No. 2011-08 provides companies with a new option to determine whether or not it is necessary to apply the traditional two-step quantitative goodwill impairment test in ASC Topic 350. Under ASU No. 2011-08 companies are no longer required to calculate the fair value of the reporting unit unless it determines, on the basis of qualitative information, that it is more likely than not (i.e. greater than 50%) that the fair value of a reporting unit is less than its carrying amount. ASU No. 2011-08 is effective for periods ending after December 15, 2011; however, early adoption is permitted for periods ending after September 15, 2011. We early adopted ASU No. 2011-08 in our fourth quarter of fiscal 2012 when we performed our annual impairment test. The adoption of ASU No. 2011-08 did not have an impact on our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

ASC Topic 220

In June of 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, “Comprehensive Income”, to revise accounting guidance related to the presentation of comprehensive income in an entity’s financial statements. The guidance allows an entity the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with a total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount of comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity or notes to the financial statements. This revised guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As a result, this guidance is effective for our first quarter of fiscal 2013. The FASB amended this guidance in December 2011 to postpone a requirement to present items that are reclassified from other comprehensive income to net income on the face of the financial statement where the components of net income and other comprehensive income are presented and reinstate previous guidance related to such reclassifications. This guidance will change how we present comprehensive income in our consolidated financial statements as we currently present the components of other comprehensive income and total comprehensive income as part of our notes to the consolidated financial statements (see Note 20).

2.	RESTRUCTURING AND ASSET IMPAIRMENTS

Accrued restructuring costs were $40,000 and $44,000 at April 29, 2012 and May 1, 2011, respectively. Our accrued restructuring costs related to our upholstery fabrics segment.

The following summarizes the activity in the restructuring accrual (dollars in thousands):

	Employee Termination Benefits	Lease Termination and Other Exit Costs	Total
balance, May 3, 2009	$389	464	853
adjustments in fiscal 2010	(186)	(14)	(200)
paid in fiscal 2010	(190)	(139)	(329)
balance, May 2, 2010	$13	311	324
adjustments in fiscal 2011	(14)	24	10
paid in fiscal 2011	1	(291)	(290)
balance, May 1, 2011	$-	44	44
adjustments in fiscal 2012	-	-	-
paid in fiscal 2012	-	(4)	(4)
balance, April 29, 2012	$-	40	40

Fiscal 2012

No restructuring and related charges or credits were recorded in fiscal 2012.

Fiscal 2011

During fiscal 2011, we recorded a $28,000 restructuring charge, of which $28,000 related to an impairment charge on equipment classified as held for sale (see Note 3), a charge of $24,000 for lease termination and other exit costs, offset by a credit of $14,000 for employee termination benefits, and a credit of $10,000 for sales proceeds received on equipment with no carrying value. This $28,000 restructuring charge was recorded in restructuring expense in the 2011 Consolidated Statement of Net Income and relates to the upholstery fabrics segment.

Fiscal 2010

During fiscal 2010, we recorded a restructuring and related credit of $312,000, of which a credit of $186,000 was for employee termination benefits, a credit of $170,000 for sales proceeds received on equipment with no carrying value, a credit of $50,000 was inventory markdowns, a credit of $14,000 for lease termination and other exit costs, offset by a charge of $108,000 for other operating costs associated with closed plant facilities. Of this total credit, a charge of $58,000 was recorded to cost of sales and a credit of $370,000 was recorded to restructuring credit in the 2010 Consolidated Statement of Net Income and relates to the upholstery fabrics segment.

3.	ASSETS HELD FOR SALE AND RELATED IMPAIRMENTS

A summary of assets held for sale follows:

(dollars in thousands)	April 29, 2012	May 1, 2011
U.S. upholstery fabrics	$-	$60
Mattress fabrics	15	15
	$15	$75

The carrying value of these assets held for sale are presented separately in the April 29, 2012 and May 1, 2011 consolidated balance sheets and are no longer being depreciated.

U.S. Upholstery Fabrics

During fiscal 2012, we received proceeds of $63,000 associated with the sale of equipment classified as held for sale and recorded a gain on the sale of equipment of $3,000 which was recorded in cost of sales in the 2012 Consolidated Statement of Net Income.

During the fourth quarter of fiscal 2011, we determined that the carrying value of equipment classified as held for sale exceeded its fair value (based on quoted market prices form a used equipment dealer). Consequently, we recorded an impairment loss of $28,000 in restructuring expense in the 2011 Consolidated Statement of Operations.

Mattress Fabrics

During fiscal 2011, we determined that the carrying value of equipment classified as held for sale exceeded its fair value (based on quoted market prices). Consequently, we recorded an impairment loss of $10,000 in cost of sales in the 2011 Consolidated Statement of Net Income. During fiscal 2011, we received proceeds of $10,000 associated with sale of equipment classified as held for sale.

4.	ACCOUNTS RECEIVABLE

A summary of accounts receivable follows:

	April 29, 2012	May 1, 2011
(dollars in thousands)	$26,100	21,562
customers	(567)	(776)
allowance for doubtful accounts	(478)	(577)
reserve for returns and allowances and discounts	$25,055	20,209

A summary of the activity in the allowance for doubtful accounts follows:

(dollars in thousands)	2012	2011	2010
beginning balance	$(776)	(1,322)	(1,535)
provision for bad debts	(67)	273	(292)
write-offs, net of recoveries	276	273	505
ending balance	$(567)	(776)	(1,322)

A summary of the activity in the allowance for returns and allowances and discounts follows:

(dollars in thousands)	2012	2011	2010
beginning balance	$(577)	(534)	(442)
provision for returns and allowances and discounts	(2,694)	(2,236)	(2,987)
credits issued	2,793	2,193	2,895
ending balance	$(478)	(577)	(534)

5.	INVENTORIES

A summary of inventories follows:

	April 29,	May 1,
(dollars in thousands)	2012	2011
raw materials	$5,534	6,130
work-in-process	3,631	2,421
finished goods	27,208	20,172
	$36,373	28,723

6.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

	depreciable lives	April 29,	May 1,
(dollars in thousands)	(in years)	2012	2011
land and improvements	0-10	$741	741
buildings and improvements	7-40	12,566	11,966
leasehold improvements	**	801	451
machinery and equipment	3-12	51,267	48,031
office furniture and equipment	3-10	5,869	5,393
capital projects in progress		1,062	786
		72,306	67,368
accumulated depreciation and amortization		(41,027)	(37,072)
		$31,279	30,296

** Shorter of life of lease or useful life.

At April 29, 2012, we had total amounts due regarding capital expenditures totaling $169,000, which pertain to outstanding vendor invoices, none of which are financed. The total outstanding amount of $169,000 is required to be paid in full in fiscal 2013.

At May 1, 2011, we had total amounts due regarding capital expenditures totaling $140,000, which pertain to outstanding vendor invoices, none of which are financed.

We did not finance any of our capital expenditures in fiscal 2012, 2011, and 2010.

We financed a $2.4 million equipment purchase with a capital lease obligation totaling $1.4 million in fiscal 2009. This capital lease was paid in full in fiscal 2010. The $1.4 million in equipment under capital leases is reflected in property, plant, and equipment in the accompanying consolidated balance sheets as of April 29, 2012 and May 1, 2011, respectively. Depreciation expense on the carrying value of $2.4 million associated with this capital lease obligation was $208,000 in each of fiscal 2012, 2011 and 2010, respectively.

7.        GOODWILL

A summary of the change in the carrying amount of goodwill follows:

(dollars in thousands)	2012	2011	2010
beginning balance	$11,462	11,462	11,593
Bodet & Horst acquisition	-	-	(131)
ending balance	$11,462	11,462	11,462

The goodwill balance relates to the mattress fabrics segment.

During the first quarter of fiscal 2010, we finalized our valuation of the fair values for the assets acquired and liabilities assumed regarding the purchase of the Bodet & Horst USA, LP and Bodet & Horst GMBH & Co. KG's (collectively "Bodet & Horst") knitted mattress fabric operation located in High Point, NC. As a result of this final valuation, we recorded an adjustment to increase the fair value of the non-compete agreement and reduce the fair value of the goodwill by $131,000.

8.	OTHER ASSETS

A summary of other assets follows:

	April 29,	May 1,
(dollars in thousands)	2012	2011
cash surrender value – life insurance	$1,327	1,323
non-compete agreements, net	333	480
other	247	249
	$1,907	2,052

We recorded non-compete agreements in connection with the company’s asset purchase agreements with International Textile Group, Inc. (ITG) and Bodet & Horst at their fair values based on valuation techniques. These non-compete agreements pertain to our mattress fabrics segment. The non-compete agreement associated with ITG was amortized on a straight line basis over the four year life of the agreement that expired at the end of the third quarter of fiscal 2011. The non-compete agreement associated with Bodet & Horst is amortized on a straight-line basis over the six year life of the agreement and requires quarterly payments of $12,500 over the life of the agreement. As of April 29, 2012, the total remaining non-compete payments were $112,500.

At April 29, 2012 and May 1, 2011, the gross carrying amount of the non-compete agreements were $1.1 million and $1.0 million, respectively. At April 29, 2012 and May 1, 2011, accumulated amortization for these non-compete agreements was $741,000 and $544,000, respectively. Amortization expense for these non-compete agreements was $197,000, $413,000 and $501,000 in fiscal 2012, 2011 and 2010, respectively. The remaining amortization expense (which includes the total remaining Bodet & Horst non-compete payments of $112,500) for the next three fiscal years follows: FY 2013 – $198,000; FY 2014 – $198,000; and FY 2015 - $49,000. The weighted average amortization period for these non-compete agreements is 2.2 years as of April 29, 2012.

At April 29, 2012, and May 1, 2011, we had four life insurance contracts with death benefits to the respective insured totaling $12.9 million. Our cash surrender value – life insurance balances of $1.3 million at April 29, 2012, and May 1, 2011, respectively, are collectible upon death of the respective insured.

9.	ACCRUED EXPENSES

A summary of accrued expenses follows:

	April 29,	May 1,
(dollars in thousands)	2012	2011
compensation, commissions and related benefits	$7,293	6,032
interest	147	184
other	1,881	1,401
	$9,321	7,617

10.	INCOME TAXES

Income Tax Expense and Effective Income Tax Rate

Total income tax expense (benefit) was allocated as follows:

(dollars in thousands)	2012	2011	2010
income from operations	$902	(1,102)	1,128
shareholders’ equity, related to
the tax benefit arising from the
exercise of stock options	(64)	(339)	(429)
	$838	(1,441)	699

Income tax expense (benefit) attributable to income from operations consists of:

(dollars in thousands)	2012	2011	2010
current
federal	$79	(79)	(83)
state	-	-	-
foreign	2,505	2,367	1,359
	2,584	2,288	1,276
deferred
federal	727	1,805	1,625
state	55	142	129
U.S. operating loss carryforwards	1,102	1,241	2,722
foreign	143	89	138
USD election for Canadian returns	-	(315)	-
valuation allowance	(3,709)	(6,352)	(4,762)
	(1,682)	(3,390)	(148)
	$902	(1,102)	1,128

Income before income taxes related to the company’s foreign operations for the years ended April 29, 2012, May 1, 2011, and May 2, 2010 was $10.5 million, $9.9 million, and $11.3 million, respectively. Income before income taxes related to the company’s domestic operations for the years ended April 29, 2012, May 1, 2011, and May 2, 2010 was $3.7 million, $5.2 million, and $3.0 million, respectively.

The following schedule summarizes the principal differences between the income tax expense (benefit) at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2012	2011	2010
federal income tax rate	34.0%	34.0%	34.0%
foreign tax rate differential	(8.8)	(6.5)	(6.4)
increase in tax reserves	6.1	8.8	9.7
tax effects of Canadian fx gain (loss)	-	-	(11.6)
undistributed earnings from foreign subsidiaries	-	-	12.3
non-deductible stock option expense	-	1.0	0.9
USD election for Canadian returns	-	(2.1)	-
change in valuation allowance	(26.1)	(42.2)	(33.3)
other	1.2	(0.3)	2.3
	6.4%	(7.3)%	7.9%

Deferred Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:

(dollars in thousands)	2012	2011
deferred tax assets:
accounts receivable	$301	425
inventories	1,738	1,753
compensation	2,107	1,594
liabilities and other	523	509
alternative minimum tax credit	1,320	1,241
property, plant and equipment (1)	1,001	1,262
loss carryforwards – U.S.	23,472	23,303
loss carryforwards – foreign	115	28
unrecognized tax benefits – U.S.	(8,298)	(7,572)
valuation allowances	(12,797)	(16,438)
total deferred tax assets	9,482	6,105
deferred tax liabilities:
property, plant and equipment (2)	(3,715)	(2,225)
other	(800)	(659)
total deferred tax liabilities	(4,515)	(2,884)
Net deferred tax asset	$4,967	3,221

(1)	Pertains to the company’s operations located in China.
(2)	Pertains to the company’s operations located in the U.S. and Canada.

Federal and state net operating loss carryforwards were $59.9 million with related future tax benefits of $23.5 million at April 29, 2012. These carryforwards principally expire in 14-17 years, fiscal 2025 through fiscal 2028.  The company also has an alternative minimum tax credit carryforward of approximately $1.3 million for federal income tax purposes that does not expire.

At April 29, 2012, the current deferred tax asset of $2.5 million represents $2.1 million and $405,000 from our operations located in the U.S. and China, respectively. At April 29, 2012, the non-current deferred tax asset of $3.2 million represents $2.1 million, $1.0 million, and $115,000 from our operations located in the U.S., China, and Poland, respectively.  At April 29, 2012, the non-current deferred tax liability of $705,000 pertains to our operations located in Canada.

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

Deferred Income Taxes – Valuation Allowance

Summary

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on this assessment, we recorded a partial valuation allowance of $12.8 million and $16.4 million against our net deferred tax assets associated with our U.S. operations at April 29, 2012 and May 1, 2011, respectively. At April 29, 2012 and May 1, 2011, no valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Poland.

United States

Our net deferred tax asset regarding our U.S. operations primarily pertain to incurring significant U.S. pre-tax losses over the last several years, with U.S. loss carryforwards totaling $59.9 million and $60.0 million at April 29, 2012 and May 1, 2011, respectively.

Fiscal 2011

Due to the favorable results of our multi-year restructuring process in our upholstery fabric operations and key acquisitions and capital investments made for our mattress fabric segment, on a cumulative three-year basis ending May 1, 2011, our U.S. operations earned a pre-tax income of $4.2 million. In addition, our U.S. operations reported a pre-tax income over fiscal years 2011 and 2010 totaling $8.2 million. We believed that fiscal years 2011 and 2010 were a more indicative measure of future pre-tax income as these fiscal years reflect operating performance after the cost savings of the profit-improvement and restructuring plans were realized and the full operational effects of the acquisitions associated with the company’s mattress fabric operations located in the U.S.

Although the financial results of our U.S. operations improved, the significant uncertainty in the overall economic climate made it very difficult to forecast medium and long-term financial results associated with our U.S. operations. Based on these economic conditions, we believed it was too uncertain to project pre-tax income associated with our U.S. operations after fiscal 2012.

Based on this significant positive and negative evidence, we recorded a partial valuation allowance of $16.4 million against our net deferred tax assets associated with our U.S. operations that was expected to reverse beyond fiscal 2012 and we recognized an income tax benefit of $2.3 million in the fourth quarter of fiscal 2011 for the reduction in this valuation allowance for projected U.S. taxable income in fiscal 2012 that was expected to reduce our U.S. loss carryforwards.

Fiscal 2012

This improvement in the U.S. operations' financial results continued through fiscal 2012. Our U.S. operations earned a cumulative pretax income through the second quarter of fiscal 2012 and fiscal years 2011 and 2010 totaling $10.0 million. This continued earnings improvement from our U.S. operations was driven by our mattress fabrics operations (which primarily resides in the U.S.). During the second quarter of fiscal 2012, our mattress fabrics operations had net sales totaling $35.2 million compared with $28.3 million in the second quarter of fiscal 2011. In addition, our mattress fabrics operations had operating income totaling $3.8 million in the second quarter of fiscal 2012 compared with $3.3 million in the second quarter of fiscal 2011. These improved results in the second quarter of fiscal 2012, which were better than expected, can be attributed to increased sales from our sales and marketing initiatives and new programs with customers who are leading suppliers in the bedding industry. Collectively these developments increased our confidence in forecasting U.S. taxable income through fiscal 2014 in the second quarter of fiscal 2012.

Although our U.S. operations' financial results continued to improve through the second quarter of fiscal 2012, the significant uncertainty in the overall economic climate also continued. As a result, to forecast medium and long-term financial results associated with our U.S. operations remained difficult. Since it will take a significant period of time for our U.S. operations to realize its U.S. net deferred income tax assets based on earned and forecasted U.S. pre-tax income levels, we believe it was too uncertain to project U.S. pre-tax income levels associated with our U.S. operations after fiscal 2014 that support a "more likely than not" assertion at the end of our second quarter of fiscal 2012.

These trends continued through the fourth quarter of fiscal 2012 and, as a result, we maintain our position that we can forecast U.S. taxable income through fiscal 2014. Our mattress fabric operations had net sales totaling $145.5 million in fiscal 2012 compared with $122.4 million in fiscal 2011. In addition our mattress fabric operations reported operating income of $15.8 million in fiscal 2012 compared with $15.4 million in fiscal 2011.

Based on this positive and negative evidence noted above, we recorded a partial valuation allowance of $12.8 million at April 29, 2012, against the net deferred tax assets associated with our U.S. operations that are expected to reverse beyond fiscal 2014. Accordingly, we recognized an income tax benefit of $4.4 million in the second quarter of fiscal 2012 for the reduction in this valuation allowance for estimated U.S. taxable income in fiscal years 2013 and 2014 that is expected reduce our U.S. loss carryfowards. In the fourth quarter of fiscal 2012, we booked an income tax charge of $211,000 due to a change in our estimate of U.S. taxable income in fiscal years 2013 and 2014 that was made in the second quarter of fiscal 2012.

China

Our net deferred tax asset regarding our China operations primarily pertains to the book versus tax basis difference associated with our China operation’s fixed assets. This book versus tax basis difference resulted from our impairment losses and fixed asset write-downs associated with our September 2008 upholstery fabrics restructuring plan. In order for this net deferred tax asset to have been realized, our China operations must have had sufficient pre-tax income levels to utilize its tax over book depreciation expense. During fiscal 2011, management assessed both positive and negative evidence and concluded that there was sufficient positive evidence that our net deferred tax assets regarding our China operations will more likely than not be realized. Due to the favorable results from our restructuring activities and profit improvement plan initiated in the second quarter of fiscal 2009, our China operations became profitable, reporting pre-tax income of $7.9 million in fiscal 2011 and fiscal 2010. In addition, our China operations earned pre-tax income of $10.2 million over a cumulative three-year period ending May 1, 2011. As a result of the improvement of our China operations’ pre-tax income levels that have been demonstrated over a cumulative period of three years, there was sufficient positive evidence that our China operations can provide sufficient pre-tax income levels to utilize its tax over book depreciation expense. Based on this significant positive evidence, we do not have a valuation allowance against our China net deferred tax assets at April 29, 2012 and May 1, 2011, respectively. During fiscal 2011 we recognized an income tax benefit of $1.3 million to reduce the valuation allowance of $1.3 million recorded at May 2, 2010 (the beginning of fiscal 2011).

Change in Valuation Allowance

In fiscal 2010, we recorded an income tax benefit of $4.8 million for the reduction of our valuation allowance. This $4.8 million decrease results from the realization of U.S. loss carryforwards associated with fiscal 2010 pre-tax income from our U.S. operations and the realization and projected realization of tax versus book depreciation associated with our China operations, as discussed above.

In fiscal 2011, we recorded an income tax benefit of $6.4 million for the reduction of our valuation allowance. This $6.4 million decrease represents a $2.8 million realization of U.S. loss carryforwards associated with fiscal 2011 pre-tax income, a $2.3 million adjustment pertaining to a change in judgment about the future realization of our U.S. net deferred tax assets, and a $1.3 million adjustment pertaining to a change in judgment about the future realization of our China net deferred tax assets.

In fiscal 2012, we recorded an income tax benefit of $3.7 million for the reduction of our valuation allowance. This $3.7 million decrease represents a $4.2 million income tax benefit pertaining to a change in judgment about the future realization of our U.S. net deferred tax assets, offset by an income tax charge of $447,000 associated with the realization of our U.S. loss carryforwards from fiscal 2012 pre-tax income.

Overall

The recorded valuation allowance of $12.8 million has no effect on our operations, compensation, loan covenant compliance, or the possible realization of the U.S. income tax loss carryforwards in the future. If it is determined that it is more-likely-than-not that we will realize any of these U.S. income tax loss carryforwards, an income tax benefit would be recognized at that time.

Uncertainty in Income Taxes

The following table sets forth the change in the company’s unrecognized tax benefit:

(dollars in thousands)	2012	2011	2010
beginning balance	$11,739	10,135	8,254
increases from prior period tax positions	852	1,799	1,940
decreases from prior period tax positions	(129)	(195)	(59)
increases from current period tax positions	-	-	-
ending balance	$12,462	11,739	10,135

At April 29, 2012, we had $12.5 million of total gross unrecognized tax benefits, of which $4.2 million would favorably affect the income tax rate in future periods. At May 1, 2011, we had $11.7 million of total gross unrecognized tax benefits, of which $4.2 million would favorably affect the income tax rate in future periods.

As of April 29, 2012, we had $12.5 million of total gross unrecognized tax benefits, of which $8.3 million and $4.2 million were classified as net non-current deferred income taxes and income taxes payable-long-term, respectively, in the accompanying consolidated balance sheets. As of May 1, 2011, we had $11.7 million of total gross unrecognized tax benefits, of which $7.5 million and $4.2 million were classified as net non-current deferred income taxes and income taxes payable- long-term, respectively, in the accompanying consolidated balance sheets.

We elected to classify interest and penalties as part of income tax expense. At April 29, 2012 and May 1, 2011, the gross amount of interest and penalties due to unrecognized tax benefits was $485,000 and $498,000, respectively.

The liability for uncertain tax positions at April 29, 2012, includes $12.5 million related to tax positions for which significant change is reasonably possible in fiscal 2013. This amount relates to double taxation under applicable tax treaties with foreign tax jurisdictions. United States federal and state income tax returns filed by the company remain subject to examination for tax years 2002 and subsequent due to loss carryforwards. Canadian federal returns remain subject to examination for tax years 2005 and subsequent. Canadian provincial (Quebec) returns remain subject to examination for tax years 2009 and subsequent. Income tax returns for the company’s China subsidiaries are subject to examination for tax years 2007 and subsequent.

Income Taxes Paid

Income tax payments, net of income tax refunds, were $2.4 million in fiscal 2012, $1.2 million in 2011, and $1.3 million in 2010.

11.	LONG-TERM DEBT AND LINES OF CREDIT

A summary of long-term debt follows:

	April 29,	May 1,
(dollars in thousands)	2012	2011
unsecured senior term notes	$8,800	11,000
canadian government loan	323	547
	9,123	11,547
current maturities of long-term debt	(2,404)	(2,412)
long-term debt, less current maturities	$6,719	9,135

Unsecured Term Notes

In connection with the Bodet & Horst acquisition, we entered into a note agreement dated August 11, 2008. This agreement provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The principal payments are payable over an average term of 3.3 years through August 11, 2015. Any principal prepayments will be assessed a penalty as defined in the agreement. The agreement contains customary financial and other covenants as defined in the agreement.

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

Revolving Credit Agreement –United States

At May 1, 2011, we had an unsecured Amended and Restated Credit Agreement that provided for a revolving loan commitment of $6.5 million, including letters of credit up to $3.0 million. This agreement was set to expire August 15, 2012. On August 25, 2011, we entered into a seventeenth amendment to the Amended and Restated Credit Agreement, amending the agreement effective May 1, 2011 (end of our fiscal 2011). This amendment extends the expiration date of the line of credit through August 25, 2013, increasing the revolving loan commitment from $6.5 million to $10.0 million, and decreases the capital expenditure limit for fiscal years 2012 and 2013 from $10.0 million to $6.0 million. On January 17, 2012, and in connection with the Culp Europe Credit Agreement discussed below, we entered into an eighteenth amendment to decrease our revolving loan commitment from $10.0 million to $7.6 million.

The amended agreement provides for a pricing matrix to determine the interest rate payable on loans made under the agreement (applicable interest rate of 2.24% at April 29, 2012). As of April 29, 2012, there were no outstanding letters of credit. As of April 29, 2012 and May 1, 2011, there were no borrowings outstanding under the agreement.

Revolving Credit Agreement - China

We have an unsecured credit agreement for our Chinese operations that provides for a line of credit up to 40 million RMB (approximately $6.4 million USD at April 29, 2012). This agreement expires on September 2, 2012 and has an interest rate determined by the Chinese government. There were no borrowings under this agreement as of April 29, 2012 and May 1, 2011.

Revolving Credit Agreement - Europe

On January 17, 2012, we entered into an unsecured credit agreement associated with our operations in Poland that provides for a line of credit up to 6.8 million Polish Zloty (approximately $2.2 million in USD at April 29, 2012). This agreement expires on January 15, 2013 and bears interest at WIBOR (Warsaw Interbank Offered Rate) plus 2% (applicable interest rate of 6.85% interest rate at April 29, 2012). At April 29, 2012, $889,000 (2.8 million Polish Zloty) was outstanding under this agreement.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants.  At April 29, 2012, the company was in compliance with these financial covenants.

The principal payment requirements for long-term debt during the next four fiscal years are: 2013 – $2.4 million; 2014 – $2.3 million; 2015 - $2.2 million; and 2016 – $2.2 million.

Interest paid during 2012, 2011, and 2010 totaled $817,000, $901,000, and $1.3 million, respectively.

12.	COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain office, manufacturing and warehouse facilities and equipment under noncancellable operating leases.  Lease terms related to real estate range from one to four years with renewal options for additional periods ranging up to nine years.  The leases generally require the company to pay real estate taxes, maintenance, insurance and other expenses.  Rental expense for operating leases was $2.2 million in fiscal 2012, $2.1 million in fiscal 2011, and $2.2 million in fiscal 2010. Future minimum rental commitments for noncancellable operating leases are $1.7 million in fiscal 2013; $1.0 million in fiscal 2014; $764,000 in fiscal 2015, $449,000 in fiscal 2016, and $24,000 in fiscal 2017. Management expects that in the normal course of business, these leases will be renewed or replaced by other operating leases.

On June 1, 2011, we amended our lease associated with our corporate headquarters building located in High Point, North Carolina. This amendment requires monthly payments of $29,706 from April 1, 2012 through March 31, 2016, plus a percentage of the building’s normal occupancy costs as defined in the agreement. This amendment contains renewal options as defined in the agreement for the periods from April 1, 2016 through March 31, 2019, April 1, 2019 through March 31, 2022, and April 1, 2022 through March 31, 2025.

In connection with the Bodet & Horst acquisition, we assumed the lease of the building where the operation was located. The lease is with a partnership owned by certain shareholders and officers of the company and their immediate families. This lease agreement is currently being negotiated and is payable at $12,704 per month until the agreement is finalized. Rents paid to entities owned by certain shareholders and officers of the company and their immediate families totaled $152,000 in each of fiscal 2012, 2011 and 2010.

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

Chromatex Environmental Claim

A lawsuit was filed against us and other defendants (Chromatex, Inc., Rossville Industries, Inc., Rossville Companies, Inc. and Rossville Investments, Inc.) on February 5, 2008 in United States District Court for the Middle District of Pennsylvania. The plaintiffs are Alan Shulman, Stanley Siegel, Ruth Cherenson as Personal Representative of Estate of Alan Cherenson, and Adrienne Rolla and M.F. Rolla as Executors of the Estate of Joseph Byrnes. The plaintiffs were partners in a general partnership that formerly owned a manufacturing plant in West Hazleton, Pennsylvania (the “Site”). Approximately two years after this general partnership sold the Site to defendants Chromatex, Inc. and Rossville Industries, Inc., we leased and operated the Site as part of our Rossville/Chromatex division. The lawsuit involves court judgments that have been entered against the plaintiffs and against defendant Chromatex, Inc. requiring them to pay costs incurred by the United States Environmental Protection Agency (“USEPA”) responding to environmental contamination at the Site, in amounts approximating $8.6 million, plus unspecified future environmental costs. We understand that the USEPA’s costs now exceed $13 million, but are not expected to increase significantly in the future. Neither USEPA nor any other governmental authority has asserted any claim against us on account of these matters. The plaintiffs seek contribution from us and other defendants and a declaration that the company and the other defendants are responsible for environmental response costs under environmental laws and certain agreements. The plaintiffs also assert that we tortiously interfered with contracts between them and other defendants in the case and diverted assets to prevent the plaintiffs from being paid monies owed to them. We do not believe we have any liability for the matters described in this litigation and intend to defend ourselves vigorously. In addition, we have an indemnification agreement with certain other defendants in the litigation pursuant to which the other defendants agreed to indemnify us for any damages we incur as a result of the environmental matters that are the subject of this litigation, although it is unclear whether the indemnitors have significant assets at this time. Since the loss is not probable and cannot be estimated, no reserve has been recorded.

Other Litigation

The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

Purchase Commitments

At April 29, 2012, and May 1, 2011, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $1.2 million and $980,000, respectively.

13.	STOCK-BASED COMPENSATION

Equity Incentive Plan Description

On September 20, 2007, our shareholders approved an equity incentive plan entitled the Culp, Inc. 2007 Equity Incentive Plan (the “2007 Plan”). The types of equity based awards available for grant under the 2007 Plan include stock options, stock appreciation rights, restricted stock and restricted stock units, performance units, and other discretionary awards as determined by our Compensation Committee. An aggregate of 1,200,000 shares of common stock were authorized for issuance under the 2007 Plan. In conjunction with the approval of the 2007 Plan, our 2002 Stock Option Plan was terminated (with the exception of currently outstanding options) and no additional options will be granted under the 2002 Stock Plan. At April 29, 2012 there were 795,811 shares available for future equity based grants under the company’s 2007 Plan.

Stock Options

Under our 2007 Plan, employees, directors, and others associated with the company may be granted options to purchase shares of common stock at the fair market value on the date of grant. No options were granted to employees in fiscal 2012, 2011 or 2010, respectively.

No options were granted to outside directors during fiscal 2012 or 2011. During fiscal 2010, outside directors were granted 6,000 option shares. Options granted to outside directors vest immediately on the date of grant (October each fiscal year) and expire ten years after the date of grant.

The company recorded compensation expense of $134,000, $145,000, and $338,000 within selling, general, and administrative expense for incentive stock options in fiscal 2012, 2011, and 2010, respectively.

The fair value of stock options granted to outside directors at each grant date during fiscal 2010 was $4.44, using the following assumptions:

	2012	2011	2010
Risk-free interest rate	-	-	3.21%
Dividend yield	-	-	0.00%
Expected volatility	-	-	69.06%
Expected term (in years)	-	-	10

The fair value of the above option award was estimated on the date of grant using a Black-Scholes option-pricing model. The assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions, actual historical experience, and groups of participants that have similar exercise patterns that are considered separately for valuation purposes. The risk-free interest rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is calculated based on the company’s annual dividend as of the option grant date. The expected volatility is derived using a term structure based on historical volatility and the volatility implied by exchange-traded options on the company’s common stock. The expected term of the options is based on the contractual term of the stock options, expected participant exercise and post-vesting employment termination trends.

The following table summarizes stock option activity for fiscal 2012, 2011, and 2010:

		2012		2011		2010
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
outstanding at beginning of year	268,875	$6.81	498,849	$5.87	735,765	$5.85
granted	-	-	-	-	6,000	5.79
exercised	(59,400)	5.50	(229,974)	4.77	(144,916)	4.64
canceled/expired	-	-	-	-	(98,000)	7.56
outstanding at end of year	209,475	7.22	268,875	6.81	498,849	5.87

	Options Outstanding				Options Exercisable
	Number	Weighted-Avg.			Number
Range of	Outstanding	Remaining		Weighted-Avg.	Exercisable	Weighted-Avg.
Exercise Prices	at 4/29/12	Contractual Life		Exercise Price	at 4/29/12	Exercise Price
$1.88 - $ 1.88	40,000	7.0	years	$1.88	24,000	$1.88
$4.59 - $ 5.41	6,000	3.8		$4.86	6,000	$4.86
$7.08 - $ 7.27	27,125	5.4		$7.12	17,125	$7.14
$8.75 - $ 10.11	136,350	4.6		$8.91	111,150	$8.94
	209,475	5.1		$7.22	158,275	$7.52

At April 29, 2012, outstanding options to purchase 158,275 shares were exercisable, had a weighted average exercise price of $7.52 per share, an aggregate intrinsic value of $558,000, and a weighted average contractual term of 4.8 years. At April 29, 2012, the aggregate intrinsic value for options outstanding was $802,000 with a weighted average contractual term of 5.1 years.

The aggregate intrinsic value for options exercised was $220,000, $1.1 million, and $982,000 in fiscal 2012, 2011, and 2010, respectively.

The remaining unrecognized compensation costs related to unvested awards at April 29, 2012 was $62,000 which is expected to be recognized over a weighted average period of 1 year.

Time Vested Restricted Stock Awards

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

On January 7, 2009 (fiscal 2009), certain key management employees and a non-employee were granted 115,000 shares of time vested restricted common stock. Of these 115,000 shares, 105,000 and 10,000 were granted to employees and a non-employee, respectively. This time vested restricted stock award vests in equal one-third installments on May 1, 2012, 2013, and 2014. The fair value of this restricted stock award for key management employees is measured at the date of grant (January 7, 2009) and was $1.88 per share. The fair value of this restricted stock award for the non-employee is measured at the end of each reporting period and was $11.05 per share at April 29, 2012.

The following table summarizes the time vested restricted stock activity for fiscal 2012, 2011, and 2010:

	2012	2011	2010
	Shares	Shares	Shares
outstanding at beginning of year	195,000	195,000	115,000
granted	-	-	80,000
vested	(10,000)	-	-
outstanding at end of year	185,000	195,000	195,000

During fiscal 2012, 10,000 shares of time vested restricted stock were vested due to disability and had a weighted average fair value of $18,800 or $1.88 per share.

At April 29, 2012, there were 185,000 shares of time vested restricted stock and unvested. Of the 185,000 shares outstanding and unvested, 105,000 shares were granted on January 7, 2009 and 80,000 shares were granted on July 1, 2009. At April 29, 2012, the weighted average fair value of these outstanding and unvested shares was $3.76 per share. At May 1, 2011, there were 195,000 shares of time vested restricted stock outstanding and unvested. Of the 195,000 shares outstanding and unvested, 115,000 shares were granted on January 7, 2009 and 80,000 shares were granted on July 1, 2009. At May 1, 2011, the weighted average fair value of these outstanding and unvested shares was $3.61 per share.

At April 29, 2012, the remaining unrecognized compensation cost related to the unvested restricted stock awards was $164,000, which is expected to be recognized over a weighted average vesting period of 1.6 years.

We recorded compensation expense of $189,000, $172,000 and $174,000 within selling, general, and administrative expense for time vested restricted stock awards in fiscal 2012, 2011 and fiscal 2010, respectively.

Performance Based Restricted Stock Units

We did not grant any performance based restricted stock units during fiscal 2012, 2011, and 2010 respectively.

On January 7, 2009 (fiscal 2009), certain key management employees and a non-employee were granted 120,000 shares of performance based restricted stock units. This award contingently vested in one third increments, if in any discrete period of two consecutive quarters from February 2, 2009 through April 30, 2012, certain performance goals were met, as defined in the agreement. As of August 1, 2010 (our fiscal 2011), the performance goals as defined in the agreement were met and as a result, all of the performance based restricted stock units were vested.

The fair value (the closing price of the company’s common stock) of the performance based restricted stock units granted to key management employees was measured at the date of grant (January 7, 2009) and was $1.88 per share. The fair value (the closing price of the company’s common stock) of the performance based restricted stock units granted to a non-employee was measured at the earlier date of when the performance criteria was met or the end of the respective reporting period. The performance based restricted stock units granted to the non-employee vested in one-third increments on August 2, 2009, January 31, 2010, and August 1, 2010, and were measured at $6.59, $13.01, and $10.42 per share, respectively, which represented the closing price of the company’s common stock at the date on which the performance criteria was met.

We recorded compensation expense of $12,000 and $322,000 within selling, general, and administrative expense for performance based restricted stock units in fiscal 2011 and fiscal 2010 respectively.  No compensation expense was recorded for performance based restricted stock units in fiscal 2012 as the performance based restricted stock units granted in fiscal 2009 were fully vested in fiscal 2011 and no performance based restricted stock units were granted in fiscal years 2010 through 2012.

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

Common Stock Awards

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

We recorded $26,000 and $31,000 of compensation expense within selling, general, and administrative expense for these common stock awards for fiscal 2012 and 2011, respectively. There were not any common stock awards for fiscal 2010 and, therefore, no compensation was recorded for fully vested common stock awards for this fiscal year.

Other Share-Based Arrangements

The company had a stock-based compensation agreement with a non-employee that required us to settle in cash and was indexed by shares of our common stock as defined in the agreement. The cash settlement was based on a 30-day average closing price of our common stock at the time of payment. During fiscal 2011, this agreement was terminated and settled for a cash payment of $644,000 that was indexed on 68,260 shares of our common stock at $9.44 per share. The $9.44 per share represents the closing price of our common stock on the date this agreement was settled.

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

The fair value of this agreement was included in accrued expenses and was $134,000 at April 29, 2012. We recorded $134,000 of compensation expense within selling, general, and administrative expense for this agreement during fiscal 2012.

14.      Fair Value of Financial Instruments

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

Level 2 – Inputs other than level 1 inputs that are either directly or indirectly observable, and

Level 3 – Unobservable inputs developed using the company’s estimates and assumptions, which reflect those that market participants would use.

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

	Fair value measurements at April 29, 2012 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Limited Term Bond Fund	$2,049	N/A	N/A	$2,049
Low Duration Bond Fund	2,037	N/A	N/A	2,037
Intermediate Term Bond Fund	1,058	N/A	N/A	1,058

Fair value measurements at May 1, 2011 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Low Duration Bond Fund	$ 1,003	N/A	N/A	$ 1,003

The determination of where an asset or liability falls in the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter based on various factors and it is possible that an asset or liability may be classified differently from quarter to quarter. However, we expect that changes in classifications between different levels will be rare.

The fair value of the company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities.  At April 29, 2012, the carrying value of the company’s long-term debt was $9.1 million and the fair value was $8.1 million. At May 1, 2011, the carrying value of the company’s long-term debt was $11.5 million and the fair value was $10.2 million.

15.	DERIVATIVES

In accordance with the provisions of ASC Topic 815, Derivatives and Hedging, our Canadian dollar foreign exchange contract was designated as a cash flow hedge, with the fair value of these financial instruments recorded in other assets and changes in fair value recorded in accumulated other comprehensive income. ASC Topic 815 requires disclosure of gains and losses on derivative instruments in the following tabular format.

(Amounts in Thousands)
Fair Values of Derivative Instruments As of,
	April 29, 2012		May 1, 2011
Derivatives designated as hedging instruments under ASC Topic 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
None	Other Assets	$-	Other Assets	$-

Derivatives in ASC Topic 815 Net Investment Hedging Relationships	Amt of Gain (Loss) (net of tax) Recognized in OCI on Derivative (Effective Portion) and recorded in Other assets and Accrued Expenses at Fair Value			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (loss) (net of tax) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011	2010		2012	2011	2010		2012	2011	2010

Canadian Dollar Foreign Exchange Contract	$-	$(103)	$83	Other Exp	$-	$5	$15	Other Exp	$-	$79	$-

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

16.	NET INCOME PER SHARE

Basic net income per share is computed using the weighted-average number of shares outstanding during the period.  Diluted net income per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock-based compensation calculated using the treasury stock method.  Weighted average shares used in the computation of basic and diluted net income per share are as follows:

(in thousands)	2012	2011	2010
weighted-average common shares outstanding, basic	12,711	12,959	12,709
dilutive effect of stock-based compensation	155	259	348
weighted-average common shares outstanding, diluted	12,866	13,218	13,057

Options to purchase 24,750 shares of common stock were not included in the computation of diluted net loss per share for fiscal 2012 as the exercise price of the options were greater than the average market price of the common shares.

All options to purchase shares of common stock were included in the computation of diluted net income for fiscal 2011 and 2010, as the exercise price of the options was less than the average market price of common shares.

17.	BENEFIT PLANS

The company has defined contribution plans which cover substantially all employees and provides for participant contributions on a pre-tax basis and matching contributions by the company for its U.S. and Canadian operations. Our contributions to the plan were $606,000, $543,000, and $515,000 in fiscal 2012, 2011, and 2010, respectively.

In addition to the defined contribution plan, we have a nonqualified deferred compensation plan covering officers and certain other associates. The plan provides for participant deferrals on a pre-tax basis and non-elective contributions made by the company.  Our contributions to the plan were $132,000 for fiscal 2012, $120,000 for fiscal 2011, and $68,000 for fiscal 2010, respectively.  Our nonqualified deferred compensation plan liability of $1.7 million and $1.4 million at April 29, 2012, and May 1, 2011, respectively, and is included in accrued expenses in the Consolidated Balance Sheets.

18.	SEGMENT INFORMATION

The company’s operations are classified into two business segments:  mattress fabrics and upholstery fabrics.  The mattress fabrics segment manufactures and sells fabrics to bedding manufacturers.  The upholstery fabrics segment manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

Net sales denominated in U.S. dollars accounted for 86%, 83% and 84% of total consolidated net sales in 2012, 2011, and 2010, respectively. International sales accounted for 21%, 22% and 22% of net sales in 2012, 2011, and 2010, respectively, and are summarized by geographic area as follows:

(dollars in thousands)	2012	2011	2010
north america (excluding USA)	$10,417	10,505	11,654
far east and asia	38,279	36,587	31,856
all other areas	5,353	1,502	2,546
	$54,049	48,594	46,056

The company evaluates the operating performance of its segments based upon income from operations before restructuring and related charges (credits), certain unallocated corporate expenses, and other non-recurring items. Cost of sales in both segments include costs to manufacture or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and all costs related to being a public company. Segment assets include assets used in operations of each segment and primarily consist of accounts receivable, inventories, and property, plant, and equipment. The mattress fabrics segment also includes in segment assets, assets held for sale, goodwill, and non-compete agreements associated with certain acquisitions. The upholstery fabrics segment also includes assets held for sale in segment assets.

Statements of operations for the company’s operating segments are as follows:

(dollars in thousands)	2012		2011		2010
net sales:
upholstery fabrics	$108,924		94,375		91,568
mattress fabrics	145,519		122,431		114,848
	$254,443		216,806		206,416

gross profit:
upholstery fabrics	$14,984		13,592		15,183
mattress fabrics	24,825		23,248		23,652
total segment gross profit	39,809		36,840		38,835
other non-recurring charges	(77	) (1)	-		(58	) (3)
	$39,732		36,840		38,777

(dollars in thousands)	2012		2011		2010
selling, general, and administrative expenses:
upholstery fabrics	$11,453		9,233		9,227
mattress fabrics	9,061		7,875		8,178
unallocated corporate	4,512		3,961		5,400
total selling, general, and administrative
expenses	$25,026		21,069		22,805

Income from operations:
upholstery fabrics	$3,531		4,359		5,956
mattress fabrics	15,764		15,373		15,474
total segment income from operations	19,295		19,732		21,430
unallocated corporate expenses	(4,512)		(3,961)		(5,400)
other non-recurring charges	(77	) (1)	(28	) (2)	312	(4)
total income from operations	14,706		15,743		16,342
interest expense	(780)		(881)		(1,314)
interest income	508		240		116
other expense	(236)		(40)		(828)
income before income taxes	$14,198		15,062		14,316

(1)
The $77 represents employee termination benefits associated with our Anderson, SC plant facility. This charge was recorded in cost of sales in the 2012 Consolidated Statement of Net Income and relates to the upholstery fabrics segment.

(2)
The $28 represents an impairment charge related to equipment that is classified as held for sale, a charge of $24 for lease termination and other exit costs, offset by a credit of $14 for employee termination benefits, and a credit of $10 for sales proceeds received on equipment with no carrying value. This charge was recorded in restructuring expense in the 2011 Consolidated Statement of Net Income and relates to the upholstery fabrics segment.

(3)
The $58 represents a restructuring related charge of $108 for other operating costs associated with closed plant facilities, offset by a credit of $50 for the sale of inventory previously reserved for. This charge was recorded in cost of sales in the 2010 Consolidated Statement of Net Income and relates to the upholstery fabrics segment.

(4)
The $312 represents a restructuring credit of $186 for employee termination benefits, a credit of $170 for sales proceeds received on equipment with no carrying value, a credit of $50 for the sale of inventory previously reserved for, a credit of $14 for lease termination and other exit costs, offset by a charge of $108 for other operating costs associated with closed plant facilities.  Of this total credit, a charge of $58 was recorded to cost of sales and a credit of $370 was recorded in restructuring credit in the 2010 Consolidated Statement of Net Income. This credit relates to the upholstery fabrics segment.

One customer within the upholstery fabrics segment represented 13%, 12%, and 12% of consolidated net sales in each of fiscal 2012, 2011, and 2010, respectively.  Two customers within the mattress fabrics segment represented 22%, 23%, and 22% of consolidated net sales in fiscal 2012, 2011 and 2010, respectively. One customer within the upholstery fabrics segment represented 12% and 13% of net accounts receivable at April 29, 2012 and May 1, 2011, respectively. No customers within the mattress fabrics accounted for 10% or more of net accounts receivable as of April 29, 2012 or May 1, 2011.

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	2012		2011		2010
segment assets
mattress fabrics
current assets (5)	$29,909		25,455		22,307
assets held for sale	15		15		34
non-compete agreements, net	333		480		843
goodwill	11,462		11,462		11,462
property, plant, and equipment	29,237	(6)	28,581	(7)	26,720	(8)
total mattress fabrics assets	$70,956		65,993		61,366
upholstery fabrics
current assets (5)	$31,519		23,477		23,517
assets held for sale	-		60		89
property, plant, and equipment	1,124	(9)	967	(10)	989	(11)
total upholstery fabrics assets	$32,643		24,504		24,595
total segment assets	103,599		90,497		85,961
non-segment assets
cash and cash equivalents	25,023		23,181		18,295
short-term investments	5,941		7,699		3,023
income taxes receivable	-		79		728
deferred income taxes	5,672		3,899		474
other current assets	1,989		2,376		1,698
property, plant, and equipment	918	(12)	748	(12)	694	(12)
other assets	1,574		1,572		1,725
total assets	$144,716		130,051		112,598
capital expenditures (13):
mattress fabrics	$4,875		5,714		6,600
upholstery fabrics	512		311		481
unallocated corporate	532		277		316
	$5,919		6,302		7,397
depreciation expense
mattress fabrics	$4,275		3,820		3,458
upholstery fabrics	590		552		552
total segment depreciation expense	$4,865		4,372		4,010

(5)	Current assets represent accounts receivable and inventory.

(6)
The $29.2 million at April 29, 2012 represents property, plant, and equipment located in the U.S. of $21.2 million and located in Canada of $8.0 million. The increase in this segment’s property, plant, and equipment balance at April 29, 2012, compared with May 1, 2011 is primarily due to fiscal 2011 capital spending of $4.9 million, offset by depreciation expense of $4.3 million.

(7)
The $28.6 million at May 1, 2011, represents property, plant, and equipment located in the U.S. of $20.0 million and located in Canada of $8.6 million. The increase in this segment’s property, plant, and equipment balance at May 1, 2011 compared with May 2, 2010 is primarily due to fiscal 2011 capital spending of $5.7 million, offset by depreciation expense of $3.8 million.

(8)	The $26.7 million at May 2, 2010, represents property, plant, and equipment located in the U.S. of $18.8 million and located in Canada of $7.9 million.

(9)	The $1.1 million at April 29, 2012, represents property, plant, and equipment located in the U.S. of $837, located in China of $183, and located in Poland of $104.

(10)	The $967 at May 1, 2011, represents property, plant, and equipment located in the U.S. of $727, located in China of $184, and located in Poland of $56.

(11)	The $989 at May 2, 2010 represents property, plant, and equipment located in the U.S. of $887 and China of $102.

(12)
The $918, $748 and $694 balance at April 29, 2012, May 1, 2011 and May 2, 2010, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments.

(13)	Capital expenditure amounts are stated on an accrual basis. See Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

19.	STATUTORY RESERVES

The company’s subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of April 29, 2012, the company’s statutory surplus reserve was $3.2 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The company’s subsidiaries located in China can transfer funds to the parent company with the exception of the statutory surplus reserve of $3.2 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

20.	COMPREHENSIVE INCOME

Comprehensive income is the total of net income and other changes in equity, except those resulting from investments by shareholders and distributions to shareholders not reflected in net income.

A summary of comprehensive income follows:

(dollars in thousands)	2012	2011	2010
net income	$13,296	16,164	13,188

unrealized gain on short-term investments	16	-	-

(loss) gain on cash flow hedges, net of taxes	-	(103)	83
	$13,312	16,061	13,271

21.      CASH FLOW INFORMATION

During fiscal 2012, we did not have any non-cash investing and financing activities.

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

22.      COMMON STOCK REPURCHASE PROGRAM

Fiscal 2012

On June 16, 2011, our board of directors authorized the expenditure of up to $5.0 million for the repurchase of shares of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, and through plans established under the Securities Exchange Act Rule 10b5-1. The amount of shares purchased and the timing of such purchases will be based on working capital requirements, market and general business conditions and other factors including alternative investment opportunities. On August 29, 2011, our board of directors authorized the expenditure of an additional $2.0 million for a total authorization of $7.0 million, for the repurchase of shares of our common stock.

During fiscal 2012, we purchased 624,127 shares of our common stock at a cost of $5.4 million.

Fiscal 2013

On June 13, 2012, we announced that our board of directors approved a new authorization for us to acquire up to $5.0 million of our common stock. This action replaces the authorization to acquire up to $7.0 million of our common stock noted above.

23.       QUARTERLY DIVIDEND PROGRAM

On June 13, 2012, we announced that our board of directors approved the payment of a quarterly cash dividend of $0.03 per share, to be paid on or about July 16, 2012, to shareholders of record as of the close of business on July 2, 2012. We anticipate paying a cash dividend each quarter, with expected payment dates in October, January, April, and July. Future dividend payments are subject to Board approval and may be adjusted at the Board’s discretion as business needs or market conditions change.

24.       SUBSEQUENT EVENT

In order to expand our product offerings and keep pace with the changing customer demand trends within the bedding industry, we entered into a joint product development, sales and marketing agreement with A. Lava & Son Co. (Lava) on May 21, 2012. This agreement forms a new business named Culp-Lava Applied Sewn Solutions and will provide us the opportunity to enter the business of designing, producing, and marketing sewn mattress covers. As we enter the business of sewn mattress covers, we will be able to leverage our design capabilities and expand our product offerings from mattress fabrics to finished covers. In connection with this agreement, Lava will provide us with technical assistance and know-how for the start-up of the business and will work with us on the design, sales and marketing of sewn mattress covers.

As part of the agreement, the new business will be fully funded and 100% owned by us. We plan to establish a manufacturing facility located in the Southeastern U.S. that will be selected by us. As a result, we will have two mirrored manufacturing facilities to better serve our customer base and meet current and expected demand trends in the bedding industry. We will have responsibility for all operating control of the new business, including capital expenditures and production and operating costs. We are projecting capital expenditures to start the business to be approximately $500,000 for fiscal 2013, as sewn products are a different business than our current normal operations and do not require large investments in plant and equipment. Lava is not required to invest capital into the Company.

We are expecting production to start in the second quarter of fiscal 2013 with approximately 35 employees. Our plan is to let the market dictate our growth strategy and we feel it is important to enter this business gradually to protect our investment as we learn what types of products and volume meet demand trends.

SELECTED QUARTERLY DATA (UNAUDITED)

	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal
	2012	2012	2012	2012	2011	2011	2011	2011
(amounts in thousands)	4th quarter	3rd quarter	2nd quarter	1st quarter	4th quarter	3rd quarter	2nd quarter	1st quarter
INCOME STATEMENT DATA
net sales	$75,711	60,450	58,013	60,270	60,363	51,652	48,879	55,912
cost of sales	62,013	51,939	49,367	51,392	49,080	43,413	41,270	46,203
gross profit	13,698	8,511	8,646	8,878	11,283	8,239	7,609	9,709
selling, general and administrative expenses	8,031	5,518	5,720	5,757	6,525	5,129	4,202	5,212
restructuring expense (credit)	-	-	-	-	28	7	-	(6)
income from operations	5,667	2,993	2,926	3,121	4,730	3,103	3,407	4,503
interest expense	190	181	188	220	222	224	225	210
interest income	(121)	(148)	(110)	(129)	(96)	(57)	(49)	(38)
other expense (income)	104	83	(15)	65	(71)	28	30	53
income before income taxes	5,494	2,877	2,863	2,965	4,675	2,908	3,201	4,278
income taxes	2,071	1,075	(3,389)	1,145	(1,315)	483	(801)	531
net income	$3,423	1,802	6,252	1,820	5,990	2,425	4,002	3,747
depreciation	$1,264	1,214	1,200	1,187	1,167	1,108	1,083	1,014
weighted average shares outstanding	12,513	12,536	12,733	13,061	13,030	13,005	12,932	12,870
weighted average shares outstanding,
assuming dilution	12,695	12,677	12,871	13,205	13,217	13,228	13,167	13,199
PER SHARE DATA
net income per share - basic	$0.27	0.14	0.49	0.14	0.46	0.19	0.31	0.29
net income per share - diluted	0.27	0.14	0.49	0.14	0.45	0.18	0.30	0.28
book value	7.00	6.73	6.59	6.17	6.06	5.61	5.42	5.13
BALANCE SHEET DATA
operating working capital (3)	$30,596	31,418	28,216	28,399	23,921	25,992	26,000	24,710
property, plant and equipment, net	31,279	30,285	30,431	30,615	30,296	30,571	31,225	30,471
total assets	144,716	131,457	127,124	129,307	130,051	113,877	111,908	113,097
capital expenditures	2,326	1,068	1,019	1,506	899	453	1,868	3,082
long-term debt, current maturities of long-term debt, and line of credit (1)	10,012	9,166	9,219	11,488	11,547	11,566	11,605	11,647
shareholders' equity	89,000	85,371	84,097	81,351	80,341	74,100	71,504	67,126
capital employed (2)	67,887	70,042	66,889	69,520	62,521	65,709	66,370	64,493
RATIOS & OTHER DATA
gross profit margin	18.1%	14.1%	14.9%	14.7%	18.7%	16.0%	15.6%	17.4%
operating income margin	7.5	5.0	5.0	5.2	7.8	6.0	7.0	8.1
net income margin	4.5	3.0	10.8	3.0	9.9	4.7	8.2	6.7
effective income tax rate	37.7	37.4	(118.4)	38.6	(28.1)	16.6	(25.0)	12.4
Debt-to-total capital employed ratio (1)	14.7	13.1	13.8	16.5	18.5	17.6	17.5	18.1
operating working capital turnover (3)	8.9	8.7	8.7	8.6	8.8	8.5	8.9	9.4
days sales in receivables	29	31	25	26	30	28	28	28
inventory turnover	7.5	6.2	6.0	6.0	7.3	6.2	5.5	6.4
STOCK DATA
stock price
high	$11.81	9.18	9.75	10.78	10.22	11.43	11.59	14.10
low	8.90	7.67	7.05	7.30	8.43	9.54	8.86	6.56
close	11.05	9.10	8.65	8.92	10.08	9.79	10.14	10.42
daily average trading volume (shares)	12.1	10.2	26.7	72.6	27.5	29.0	64.1	111.0

(1)	Debt includes long-term debt, current maturities of long-term debt, and line of credit.

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

(3)	Operating working capital for this calculation is accounts receivable and inventories, offset by accounts payable-trade and capital expenditures

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the three years ended April 29, 2012, there were no disagreements on any matters of accounting principles or practices or financial statement disclosures.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 29, 2012. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported as and when required. Further we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective at April 29, 2012.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the years ended April 29, 2012, May 1, 2011 and May 2, 2010 and has audited the company’s effectiveness of internal controls over financial reporting as of April 29, 2012, as stated in their report, which is included in Item 8 hereof. During the quarter ended April 29, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Culp, Inc.

We have audited Culp, Inc.’s (a North Carolina corporation) internal control over financial reporting as of April 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Culp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on Culp, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Culp, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Culp, Inc. and Subsidiaries as of April 29, 2012, and May 1, 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended April 29, 2012 and our report dated July 12, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Charlotte, North Carolina
July 12, 2012

ITEM 9B.  OTHER INFORMATION

Pursuant to the Culp, Inc. 2007 Equity Incentive Plan (the “Plan”), on July 11, 2012, the Compensation Committee of our Board of Directors approved equity-based awards consisting of an aggregate of 60,000 restricted stock units, with each unit consisting of the right to receive one share of the common stock of the company based on attainment of certain performance targets, which could become two shares of stock if certain maximum performance targets are attained.  These units will vest in an amount that depends upon the aggregate operating income excluding certain one-time or unusual items, of the company, or the division that employs the award recipient, during our next three fiscal years, and may vest in any amount from zero to twice the number of units awarded, depending on the amount of operating income earned in the three year period.  The units will also vest in the target amounts for each award recipient upon a change in control or the termination of the recipient’s employment without cause or by reason of his death or disability.  The number of units (and number of shares of common stock that would vest upon attainment of target operating income levels) include a grant of 21,840 units (maximum level of 43,680 shares) to Franklin N. Saxon, President and Chief Executive Officer, a grant of 17,160 units (maximum level of 34,320 shares) to Robert G. Culp, III, Chairman, and a grant of 11,200 units (maximum level of 22,400 shares) to Robert G. Culp, IV, President, Culp Home Fashions Division.  The effective date of the grants is July 11, 2012.  These awards are subject to a clawback feature providing that amounts earned pursuant to the awards be repaid to the company if reported financial results are subject to a material negative restatement such that the amount earned or vested would have been lower using the restated financial results.  The grants are being made subject to the terms of the Plan and to the terms of Restricted Stock Agreements between Culp and each of the recipients.

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

The following table sets forth information as of the end of fiscal 2012 regarding shares of the Company’s common stock that may be issued upon the exercise of equity awards previously granted and currently outstanding equity awards under the company’s equity incentive and stock option plans, as well as the number of shares available for the grant of equity awards that had not been granted as of that date.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	209,475	$7.22	795,811
Equity compensation plans not approved by security holders	-	-	-
Total	209,475	$7.22	795,811

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)         DOCUMENTS FILED AS PART OF THIS REPORT:

1.         Consolidated Financial Statements

The following consolidated financial statements of Culp, Inc. and its subsidiaries are filed as part of this report.

Page of Annual
Report on
Item	Form 10-K

Reports of Independent Registered Public Accounting Firms	48

Consolidated Balance Sheets – April 29, 2012 and
May 1, 2011	49

Consolidated Statements of Net Income -
for the years ended April 29, 2012,
May 1, 2011 and May 2, 2010	50

Consolidated Statements of Shareholders’ Equity -
for the years ended April 29, 2012,
May 1, 2011 and May 2, 2010	51

Consolidated Statements of Cash Flows -
for the years ended April 29, 2012,
May 1, 2011 and May 2, 2010	52

Notes to Consolidated Financial Statements	53

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

10.2
Amended and Restated Credit Agreement dated as of August 23, 2002 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 10(a) to the company’s Form10-Q for the quarter ended July 28, 2002, filed September 11, 2002 (Commission File No. 001-12597), and is incorporated herein by reference.

10.3
First Amendment to Amended and Restated Credit Agreement dated as of March 17, 2003 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as exhibit 10(p) to the company’s Form 10-K for the year ended April 27, 2003, filed on July 28, 2003 (Commission File No. 001-12597), and is incorporated here by reference.

10.4
Second Amendment to Amended and Restated Credit Agreement dated as of June 3, 2003 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as exhibit 10(q) to the company’s Form 10-K for the year ended April 27, 2003, filed on July 28, 2003 (Commission File No. 001-12597), and is incorporated here by reference.

10.5
Third Amendment to Amended and Restated Credit Agreement dated as of August 23, 2004 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 10 to the Current Report on Form 8-K dated August 26, 2004 (Commission File No. 001-12597), and is incorporated herein by reference.

10.6
Fourth Amendment to Amended and Restated Credit Agreement dated as of December 7, 2004 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 10(b) to the company’s Form 10-Q for the quarter ended October 31, 2004 (Commission File No. 001-12597), filed on December 9, 2004, and is incorporated here by reference.

10.7
Fifth Amendment to Amended and Restated Credit Agreement dated as of February 18, 2005 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 99(c) to Current Report on Form 8-K dated February 18, 2005 (Commission File No. 001-12597), and is incorporated herein by reference.

10.8
Sixth Amendment to Amended and Restated Credit Agreement dated as of August 30, 2005 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 99(c) to Current Report on Form 8-K dated August 30, 2005 (Commission File No. 001-12597), and is incorporated herein by reference.

10.9
Seventh Amendment to Amended and Restated Credit Agreement dated as of December 7, 2005 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank., was filed as Exhibit 10(c) to the company’s Form 10-Q for the quarter ended October 30, 2005, filed December 9, 2005 (Commission File No. 001-12597), and is incorporated herein by reference.

10.10
Eighth Amendment to Amended and Restated Credit Agreement dated as of January 29, 2006 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank., was filed as Exhibit 10(a) to the company’s Form 10-Q for the quarter ended January 29, 2006, filed March 10, 2006 (Commission File No. 001-12597), and is incorporated herein by reference.

10.11
Ninth Amendment to Amended and Restated Credit Agreement dated as of July 20, 2006 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 10.1 to the company’s Form 8-K filed July 25, 2006, and is incorporated herein by reference.

10.12
Tenth Amendment to Amended and Restated Credit Agreement dated as of January 22, 2007 among Culp, Inc. and Wachovia Bank, National Association, as Agent and as Bank, was filed as Exhibit 10.3 to the company’s Form 8-K filed January 26, 2007, and is incorporated herein by reference.

10.13	Written description of compensation arrangement for non-employee directors.

10.14
Form of stock option agreement for options granted to executive officers pursuant to 2002 Stock Option Plan. This agreement was filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter ended July 29, 2007, and is incorporated herein by reference. (*)

10.15	2007 Equity Incentive Plan was filed as Annex A to the company’s 2007 Proxy Statement, filed on August 14, 2007, and is incorporated herein by reference. (*)

10.16
Form of stock option agreement for options granted to non-employee directors pursuant to the 2007 Equity Incentive Plan. This agreement was filed as Exhibit 10.2 to the company’s Form 10-Q for the quarter ended October 28, 2007, and incorporated herein by reference. (*)

10.17
Form of change in control and noncompetition agreement. This agreement was filed as Exhibit 10.3 to the company’s Form 10-Q for the quarter ended October 28, 2007, and incorporated herein by reference. (*)

10.18
Twelfth Amendment to Amended and Restated Credit Agreement dated as of December 27, 2007 among Culp, Inc. and Wachovia Bank, National Association as Agent and as Bank, filed as Exhibit 10.1 to the company’s Form 8-K dated December 27, 2007, and incorporated herein by reference.

10.19
Form of stock option agreement for options granted to executive officers pursuant to the 2007 Equity Incentive Plan, filed as Exhibit 10.1 to the company’s Form 10-Q dated September 10, 2008, and incorporated herein by reference. (*)

10.20
Note Purchase Agreement among Culp, Inc., Mutual of Omaha Insurance Company and United Omaha Insurance Company dated August 11, 2008, filed as Exhibit 10.2 to the company’s Form 8-K dated August 11, 2008, and incorporated herein by reference.

10.21
Thirteenth Amendment to Amended and Restated Credit Agreement dated as of November 3, 2008 among Culp, Inc. and Wachovia Bank, National Association as Agent and as Bank, filed as Exhibit 10.1 to the company’s Form 8-K dated November 6, 2008, and incorporated herein by reference.

10.22
Restricted Stock Agreement between the company and Franklin N. Saxon on January 7, 2009 pursuant to the 2007 Equity Incentive Plan, filed as Exhibit 10.6 to the company’s Form 10-Q dated March 13, 2009, and incorporated herein by reference. (*)

10.23
Restricted Stock Agreement between the company and Robert G. Culp, IV on January 7, 2009 pursuant to the 2007 Equity Incentive Plan, filed as Exhibit 10.7 to the company’s Form 10-Q dated March 13, 2009, and incorporated herein by reference. (*)

10.24
Restricted Stock Agreement between the company and Kenneth R. Bowling on January 7, 2009 pursuant to the 2007 Equity Incentive Plan, filed as Exhibit 10.8 to the company’s Form 10-Q dated March 13, 2009, and incorporated herein by reference. (*)

10.25	Culp, Inc. Deferred Compensation Plan Scheduled for Selected Key Employees , filed as Exhibit 10.36 to the company’s Form 10-K dated July 16, 2009, and incorporated herein by reference. (*)

10.26
Fourteenth Amendment to Amended and Restated Credit Agreement dated as of July 15, 2009 among Culp, Inc. and Wachovia Bank, National Association as Agent and as Bank, filed as Exhibit 10.37 to the company’s Form 10-K dated July 16, 2009, and incorporated herein by reference.

10.27
Sixteenth Amendment to Amended and Restated Credit Agreement dated August 13, 2010 among Culp, Inc. and Wells Fargo Bank, N.A., as Agent and Bank, was filed as Exhibit 10.1 to Current Report on Form 8-K dated August 19, 2010, and is incorporated herein by reference.

10.28
Seventeenth Amendment and Restated Credit Agreement dated as August 25, 2011 among Culp, Inc. and Wells Fargo Bank, N.A. was filed as Exhibit 10.1 to the company’s  Form 10-Q for the quarter ended July 31, 2011 dated September 9, 2011, and is incorporated herein by reference.

10.29	Written description of annual incentive plan

21	List of subsidiaries of the company

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

24(a)	Power of Attorney of Patrick B. Flavin, dated July 12, 2012

24(b)	Power of Attorney of Kenneth R. Larson, dated July 12, 2012

24(c)	Power of Attorney of Kenneth W. McAllister, dated July12, 2012

31(a)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b)         Exhibits:

The exhibits to this Form 10-K are filed at the end of this Form 10-K immediately preceded by an index.  A list of the exhibits begins on page 93 under the subheading “Exhibit Index.”

c)         Financial Statement Schedules:

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of July 2012.

CULP, INC.
By /s/	Franklin N. Saxon
Franklin N. Saxon
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12h day of July 2012.

/s/	Robert G. Culp, III	/s/	Kenneth R. Larson *
	Robert G. Culp, III		Kenneth R. Larson
	(Chairman of the Board of Directors)		(Director)

/s/	Franklin N. Saxon	/s/	Kenneth R. Bowling
	Franklin N. Saxon		Kenneth R. Bowling
	Chief Executive Officer		Chief Financial Officer
	(principal executive officer)		(principal financial officer)
(Director)

/s/	Patrick B. Flavin*	/s/	Thomas B. Gallagher, Jr.
	Patrick B. Flavin		Thomas B. Gallagher, Jr.
	(Director)		Corporate Controller
(principal accounting officer)

/s/	Kenneth W. McAllister*
Kenneth W. McAllister
(Director)

*	By Kenneth R. Bowling, Attorney-in-Fact, pursuant to Powers of Attorney filed with the Securities and Exchange Commission.

EXHIBIT INDEX

Exhibit Number	Exhibit

10.13	Written description of Non-Employee Director Compensation

10.29	Written description of annual incentive plan.

21	List of subsidiaries of the company

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

24(a)	Power of Attorney of Patrick B. Flavin, dated July 12, 2012

24(b)	Power of Attorney of Kenneth R. Larson, dated July 12, 2012

24(c)	Power of Attorney of Kenneth W. McAllister, dated July 12, 2012

31(a)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

93