Form 10-Q
period 2012-07-29
CULP INC
filed 2012-09-07
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2012
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          ☐  YES     NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding at August 31, 2012:  12,200,211
Par Value: $0.05 per share

INDEX TO FORM 10-Q
For the period ended July 29, 2012

Item 1: Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE THREE MONTHS ENDED JULY 29, 2012 AND JULY 31, 2011
UNAUDITED
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED

	July 29,	July 31,
	2012	2011

Net sales	$69,184	60,270
Cost of sales	56,064	51,392
Gross profit	13,120	8,878

Selling, general and
administrative expenses	7,641	5,757
Income from operations	5,479	3,121

Interest expense	190	220
Interest income	(127)	(129)
Other expense	44	65
Income before income taxes	5,372	2,965

Income taxes	1,848	1,145
Net income	$3,524	1,820

Net income per share, basic	$0.28	0.14
Net income per share, diluted	0.28	0.14
Average shares outstanding, basic	12,551	13,061
Average shares outstanding, diluted	12,711	13,205

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JULY 29, 2012 AND JULY 31, 2011
UNAUDITED

	THREE MONTHS ENDED

	July 29,	July 31,
	2012	2011

Net income	$3,524	1,820

Other comprehensive income

Unrealized gains on short-term investments	33	15

Total other comprehensive income	33	15

Comprehensive income	3,557	1,835

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
JULY 29, 2012, JULY 31, 2011 AND APRIL 29, 2012
UNAUDITED
(Amounts in Thousands)

	July 29,	July 31,	* April 29,
	2012	2011	2012

Current assets:
Cash and cash equivalents	$21,889	14,570	25,023
Short-term investments	5,200	10,443	5,941
Accounts receivable, net	20,021	18,905	25,055
Inventories	44,052	34,858	36,373
Deferred income taxes	2,337	1,237	2,467
Assets held for sale	15	75	15
Income taxes receivable	-	79	-
Other current assets	2,563	2,862	1,989
Total current assets	96,077	83,029	96,863

Property, plant and equipment, net	31,016	30,615	31,279
Goodwill	11,462	11,462	11,462
Deferred income taxes	2,715	2,191	3,205
Other assets	1,890	2,010	1,907

Total assets	$143,160	129,307	144,716

Current liabilities:
Current maturities of long-term debt	$2,400	2,409	2,404
Line of credit	834	-	889
Accounts payable-trade	27,284	25,022	30,663
Accounts payable - capital expenditures	152	342	169
Accrued expenses	8,366	5,862	9,321
Accrued restructuring costs	40	41	40
Deferred income taxes	-	82	-
Income taxes payable - current	751	345	642
Total current liabilities	39,827	34,103	44,128

Income taxes payable - long-term	4,131	4,178	4,164
Deferred income taxes	705	596	705
Long-term debt, less current maturities	6,666	9,079	6,719

Total liabilities	51,329	47,956	55,716

Commitments and Contingencies (Note 15)

Shareholders' equity	91,831	81,351	89,000

Total liabilities and
shareholders' equity	$143,160	129,307	144,716

Shares outstanding	12,656	13,181	12,703

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 29, 2012 AND JULY 31, 2011
UNAUDITED
(Amounts in Thousands)

	THREE MONTHS ENDED

	July 29,	July 31,
	2012	2011

Cash flows from operating activities:
Net income	$3,524	1,820
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	1,254	1,187
Amortization of other assets	60	56
Stock-based compensation	70	77
Excess tax benefit related to stock-based compensation	(55)	(31)
Deferred income taxes	675	502
Foreign currency exchange gains	(80)	(39)
Changes in assets and liabilities:
Accounts receivable	4,985	1,322
Inventories	(7,710)	(6,080)
Other current assets	(572)	(486)
Other assets	(43)	(14)
Accounts payable - trade	(3,288)	54
Accrued expenses	(930)	(1,750)
Accrued restructuring	-	(3)
Income taxes	148	(257)
Net cash used in operating activities	(1,962)	(3,642)

Cash flows from investing activities:
Capital expenditures	(1,008)	(1,304)
Purchase of short-term investments	(25)	(4,761)
Proceeds from the sale of short-term investments	795	2,032
Net cash used in investing activities	(238)	(4,033)

Cash flows from financing activities:
Payments on long-term debt	(50)	(53)
Proceeds from common stock issued	-	169
Common stock repurchased	(470)	(1,102)
Dividends paid	(381)	-
Excess tax benefit related to stock-based compensation	55	31
Net cash used in financing activities	(846)	(955)

Effect of exchange rate changes on cash and cash equivalents	(88)	19

Decrease in cash and cash equivalents	(3,134)	(8,611)

Cash and cash equivalents at beginning of period	25,023	23,181

Cash and cash equivalents at end of period	$21,889	14,570

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, May 1, 2011	13,264,458	$663	50,681	28,997	-	$80,341
Net income	-	-	-	13,296	-	13,296
Stock-based compensation	-	-	349	-	-	349
Unrealized gain on short-term investments	-	-	-	-	16	16
Excess tax benefit related to stock
based compensation	-	-	64	-	-	64
Common stock repurchased	(624,127)	(31)	(5,353)			(5,384)
Fully vested common stock award	3,075	-	-	-	-	-
Common stock issued in connection					.
with stock option plans	59,400	3	315	-	-	318
Balance, April 29, 2012 *	12,702,806	635	46,056	42,293	16	89,000
Net income	-	-	-	3,524	-	3,524
Stock-based compensation	-	-	70	-	-	70
Unrealized gains on short-term investments	-	-	-	-	33	33
Excess tax benefit related to stock
based compensation	-	-	55	-	-	55
Common stock repurchased	(47,296)	(2)	(468)	-	-	(470)
Dividends paid	-	-	-	(381)	-	(381)
Balance, July 29, 2012	12,655,510	$633	45,713	45,436	49	$91,831

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiaries (the “company”) include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position.  All of these adjustments are of a normal recurring nature.  Results of operations for interim periods may not be indicative of future results.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 12, 2012 for the fiscal year ended April 29, 2012.

The company’s three months ended July 29, 2012 and July 31, 2011, represent 13 week periods, respectively.

2. Significant Accounting Policies

As of July 29, 2012, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended April 29, 2012.

Recently Adopted Accounting Pronouncements

ASC Topic 220

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income – Presentation of Comprehensive Income.” ASU No. 2011-05 requires comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update should be applied retrospectively and is effective for interim and annual reporting periods beginning after December 15, 2011. We adopted this guidance in the first quarter of fiscal 2013. The adoption of ASU 2011-05 is for presentation purposes only and had no material impact on our consolidated financial statements.

3.  Stock-Based Compensation

Incentive Stock Option Awards

We did not grant any incentive stock option awards during the first quarter of fiscal 2013.

At July 29, 2012, options to purchase 209,475 shares of common stock were outstanding, had a weighted average exercise price of $7.22 per share, and a weighted average contractual term of 4.9 years. At July 29, 2012, the aggregate intrinsic value for options outstanding was $614,000.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At July 29, 2012, outstanding options to purchase 188,475 shares of common stock were exercisable, had a weighted average exercise price of $7.68 per share, and a weighted average contractual term of 4.7 years. At July 29, 2012, the aggregate intrinsic value for options exercisable was $466,000.

The aggregate intrinsic value for options exercised during the first quarter of fiscal 2012 was $157,000. No options were exercised during the first quarter of fiscal 2013.

The remaining unrecognized compensation cost related to incentive stock option awards at July 29, 2012, was $37,000 which is expected to be recognized over a weighted average period of 1.1 years.

We recorded $25,000 and $34,000 of compensation expense on incentive stock option grants within selling, general, and administrative expense for the three-month periods ended July 29, 2012, and July 31, 2011, respectively.

Time Vested Restricted Stock Awards

We did not grant any time vested restricted stock awards during the first quarter of fiscal 2013.

We recorded $28,000 and $43,000 of compensation expense within selling, general, and administrative expense for time vested restricted stock awards for the three-month periods ending July 29, 2012 and July 31, 2011 respectively.

At July 29, 2012, there were 123,335 shares of time vested restricted stock outstanding and unvested. Of the 123,335 shares outstanding and unvested, 70,000 shares (granted on January 7, 2009) vest in equal installments on May 1, 2013 and 2014, respectively. The remaining 53,335 shares (granted on July 1, 2009) vest in equal installments on July 1, 2013, and 2014, respectively. At July 29, 2012, the weighted average fair value of these outstanding and unvested shares was $3.71 per share.

During the first quarter of fiscal 2013, 61,665 shares of time vested restricted stock vested and had a weighted average fair value of $232,000 or $3.76 per share.

At July 29, 2012, the remaining unrecognized compensation cost related to the unvested restricted stock awards was $130,000, which is expected to be recognized over a weighted average vesting period of 1.5 years.

Performance Based Restricted Stock Units

On July 11, 2012, certain key members of management were granted performance based restricted common stock units which could earn up to 120,000 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreement. These awards were valued based on the fair market value on the date of grant. The fair value of these awards were $10.21, which represents the closing price of our common stock on the date of grant. The vesting of these awards are over the requisite service period of three years.

The company recorded compensation expense of $17,000 within selling, general, and administrative expense for performance based restricted stock units for the three-month period ending July 29, 2012. No compensation expense was recorded for performance based restricted stock units for the three-month period ending July 31, 2011, as the performance based restricted stock units granted in fiscal 2009 were fully vested in fiscal 2011 and no performance based restricted stock units were granted in fiscal years 2010 through 2012. Compensation cost is recorded based on an assessment each reporting period of the probability if certain performance goals will be met during the vesting period. If performance goals are not probable of occurrence, no compensation cost will be recognized and any recognized compensation cost would be reversed.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of July 29, 2012, the remaining unrecognized compensation cost related to the performance based restricted stock units was $596,000, which is expected to be recognized over a weighted average vesting period of 3.0 years.

Common Stock Awards

We did not grant any common stock awards during the first quarter of fiscal 2013.

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

During the first quarter of fiscal 2013, this award fully vested and was paid out at a fair value totaling $174,000.

Compensation expense associated with this agreement was $40,000 and $8,000 for the three-months ended July 29, 2012 and July 31, 2011, respectively.

4.  Accounts Receivable

A summary of accounts receivable follows:

(dollars in thousands)	July 29, 2012	April 29, 2012
Customers	$21,226	$26,100
Allowance for doubtful accounts	(639)	(567)
Reserve for returns and allowances and discounts	(566)	(478)
	$20,021	$25,055

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the activity in the allowance for doubtful accounts follows:

	Three months ended
(dollars in thousands)	July 29, 2012	July 31, 2011
Beginning balance	$(567)	$(776)
Provision for bad debts	(41)	14
Net write-offs, net of recoveries	(31)	40
Ending balance	$(639)	$(722)

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

	Three months ended
(dollars in thousands)	July 29, 2012	July 31, 2011
Beginning balance	$(478)	$(577)
Provision for returns, allowances
and discounts	(847)	(628)
Credits issued	759	655
Ending balance	$(566)	$(550)

5.  Inventories

Inventories are carried at the lower of cost or market.  Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	July 29, 2012	April 29, 2012
Raw materials	$5,917	$5,534
Work-in-process	2,511	3,631
Finished goods	35,624	27,208
	$44,052	$36,373

6.  Other Assets

A summary of other assets follows:

(dollars in thousands)	July 29, 2012	April 29, 2012
Cash surrender value – life insurance	$1,327	$1,327
Non-compete agreement, net	295	333
Other	268	247
	$1,890	$1,907

We recorded a non-compete agreement in connection with our asset purchase agreement with Bodet & Horst (acquired in 2008) at its fair value based on valuation techniques. The non-compete agreement associated with Bodet & Horst is amortized on a straight line basis over the six year life of the agreement and requires quarterly payments of $12,500 over the life of the agreement. As of July 29, 2012, the total remaining non-compete payments were $100,000.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The gross carrying amount of this non-compete agreement was $1.1 million at July 29, 2012 and April 29, 2012, respectively. At July 29, 2012 and April 29, 2012, accumulated amortization for the non-compete agreement was $790,000 and $741,000, respectively. Amortization expense for the non-compete agreement was $49,000 for the three month periods ended July 29, 2012 and July 31, 2011, respectively. The remaining amortization expense (which includes the total remaining Bodet & Horst non-compete payments of $100,000) for the next three fiscal years follows: FY 2013 - $148,000; FY 2014 - $198,000; and FY 2015 - $49,000. The weighted average amortization period for the non-compete agreement is 2.0 years as of July 29, 2012.

At July 29, 2012 and April 29, 2012, we had four life insurance contracts with death benefits to the respective insured totaling $12.9 million. Our cash surrender value – life insurance balances of $1.3 million at July 29, 2012 and April 29, 2012, respectively, are collectible upon death of the respective insured.

7.  Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	July 29, 2012	April 29, 2012
Compensation, commissions and related benefits	$5,751	$7,293
Interest	323	147
Other accrued expenses	2,292	1,881
	$8,366	$9,321

8.  Long-Term Debt and Lines of Credit

A summary of long-term debt and lines of credit follows:

(dollars in thousands)	July 29, 2012	April 29, 2012
Unsecured senior term notes	$8,800	$8,800
Canadian government loan	266	323
	9,066	9,123
Current maturities of long-term debt	(2,400)	(2,404)
Long-term debt, less current maturities of long-term debt	$6,666	$6,719

Unsecured Term Notes

In connection with the Bodet & Horst acquisition, we entered into a note agreement dated August 11, 2008. This agreement provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The principal payments are payable over an average term of 3 years through August 11, 2015. This agreement contains customary financial and other covenants as defined in the agreement.

We have paid the required principal payment total of $4.4 million associated with this note agreement, of which $2.2 million was paid on August 11, 2012 and August 11, 2011, respectively. As a result, we currently have an outstanding balance on our unsecured senior term notes of $6.6 million.

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

Revolving Credit Agreement – United States

We have an unsecured Amended and Restated Credit Agreement that provides for a revolving loan commitment of $7.6 million and is set to expire on August 25, 2013. This agreement provides for a pricing matrix to determine the interest rate payable on loans made under the agreement (applicable interest rate of 2.24% at July 29, 2012). At July 29, 2012 and April 29, 2012, there were no borrowings outstanding under the agreement.

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit of up to 40 million RMB (approximately $6.3 million USD at July 29, 2012), expiring on September 2, 2012. This agreement has an interest rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of July 29, 2012 and April 29, 2012.

On September 2, 2012, we renewed our unsecured credit agreement associated with our operations in China. The renewal extended the agreement to September 2, 2013, and provides for a line of credit up to approximately 40 million RMB (approximately $6.3 million USD).

Revolving Credit Agreement – Europe

On January 17, 2012, we entered into an unsecured credit agreement associated with our operations in Poland that provides for a line of credit of up to 6.8 million Polish Zloty (approximately $2.0 million USD at July 29, 2012). This agreement expires on January 15, 2013 and bears interest at WIBOR (Warsaw Interbank Offered Rate) plus 2% (applicable interest rate of 6.95% at July 29, 2012). There were $834,000 and $889,000 (2.8 million Polish Zloty) in borrowings outstanding under this agreement at July 29, 2012 and April 29, 2012, respectively.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At July 29, 2012, the company was in compliance with these financial covenants.

At July 29, 2012, the principal payment requirements of long-term debt during the next four years are: Year 1 – $2.4 million; Year 2 - $2.3 million; Year 3 - $2.2 million; and Year 4 - $2.2 million.

The fair value of the company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities.  At July 29, 2012, the carrying value of the company’s long-term debt was $9.1 million and the fair value was $8.0 million. At April 29, 2012, the carrying value of the company’s long-term debt was $9.1 million and the fair value was $8.1 million.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Level 2 – Inputs other than level 1 inputs that are either directly or indirectly observable, and

Level 3 – Unobservable inputs developed using the company’s estimates and assumptions, which reflect those that market participants would use.

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

	Fair value measurements at July 29, 2012 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Low Duration Bond Fund	$2,051	N/A	N/A	$2,051
Limited Term Bond Fund	2,063	N/A	N/A	2,063
Intermediate Term Bond Fund	1,086	N/A	N/A	1,086

	Fair value measurements at April 29, 2012 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Low Duration Bond Fund	$2,049	N/A	N/A	$2,049
Limited Term Bond Fund	2,037	N/A	N/A	2,037
Intermediate Term Bond Fund	1,058	N/A	N/A	1,058

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

Short-term investments include short-term bond funds and deposit accounts that have maturities of less than one year. Our short-term bond funds are classified as available-for-sale and their unrealized gains or losses are included in other comprehensive income. Our short-term bond funds were recorded at their fair value of $5.2 million and $5.1 million at July 29, 2012 and April 29, 2012, respectively. Our short-term bond funds had unrealized gains totaling $49,000 and $16,000 at July 29, 2012 and April 29, 2012. At July 29, 2012 and April 29, 2012, the fair value of our short-term bond funds approximated its cost basis.

The carrying amount of cash and cash equivalents, short-term investments that pertain to interest bearing deposit accounts, accounts receivable, other current assets, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments.

10.  Cash Flow Information

Payments for interest and income taxes follows:

	Three months ended
(dollars in thousands)	July 29, 2012	July 31, 2011
Interest	$14	$-
Net income tax payments	1,026	891

11.  Net Income Per Share

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

	Three months ended
(amounts in thousands)	July 29, 2012	July 31, 2011
Weighted average common shares outstanding, basic	12,551	13,061
Dilutive effect of stock-based compensation	160	144
Weighted average common shares outstanding, diluted	12,711	13,205

All options to purchase shares of common stock were included in the computation of diluted net income for the three months ended July 29, 2012, as the exercise price of the options was less than the average market price of the common shares. Options to purchase 24,750 shares of common stock were not included in the computation of diluted net income per share for the three months ended July 31, 2011, as the exercise price of the options was greater than the average market price of the common shares.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The computations of basic net income per share did not include 123,335 and 185,000 shares of time vested restricted common stock as these shares were unvested for the three months ending July 29, 2012 and July 31, 2011, respectively.

12.  Segment Information

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.  The mattress fabrics segment manufactures and sells fabrics to bedding manufacturers.  The upholstery fabrics segment manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

We evaluate the operating performance of our segments based upon income (loss) from operations before certain unallocated corporate expenses, and other non-recurring items. Cost of sales in both segments include costs to manufacture or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges.  Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and all costs related to being a public company.  Segment assets include assets used in the operations of each segment and primarily consist of accounts receivable, inventories, and property, plant and equipment.  The mattress fabrics segment also includes in segment assets, assets held for sale, goodwill and a non-compete agreements associated with an acquisition.

Financial information for the company’s operating segments follows:

	Three months ended
(dollars in thousands)	July 29, 2012	July 31, 2011
Net sales:
Mattress Fabrics	$37,964	$32,170
Upholstery Fabrics	31,220	28,100
	$69,184	$60,270

Gross profit:
Mattress Fabrics	$7,622	$5,137
Upholstery Fabrics	5,498	3,741
	$13,120	$8,878

Selling, general, and administrative expenses:
Mattress Fabrics	$2,391	$1,992
Upholstery Fabrics	3,340	2,766
Total segment selling, general, and
administrative expenses	5,731	4,758
Unallocated corporate expenses	1,910	999
	$7,641	$5,757

Income from operations:
Mattress Fabrics	$5,230	$3,146
Upholstery Fabrics	2,159	974
Total segment income from operations	7,389	4,120
Unallocated corporate expenses	(1,910)	(999)
Total income from operations	5,479	3,121
Interest expense	(190)	(220)
Interest income	127	129
Other expense	(44)	(65)
Income before income taxes	$5,372	$2,965

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	July 29, 2012	April 29, 2012
Segment assets:
Mattress Fabrics
Current assets (1)	$36,735	$29,909
Assets held for sale	15	15
Non-compete agreements, net	295	333
Goodwill	11,462	11,462
Property, plant and equipment (2)	29,114	29,237
Total mattress fabrics assets	77,621	70,956
Upholstery Fabrics
Current assets (1)	27,338	31,519
Property, plant and equipment (3)	1,062	1,124
Total upholstery fabrics assets	28,400	32,643
Total segment assets	106,021	103,599
Non-segment assets:
Cash and cash equivalents	21,889	25,023
Short-term investments	5,200	5,941
Deferred income taxes	5,052	5,672
Other current assets	2,563	1,989
Property, plant and equipment (4)	840	918
Other assets	1,595	1,574
Total assets	$143,160	$144,716

	Three months ended
(dollars in thousands)	July 29, 2012	July 31, 2011
Capital expenditures (5):
Mattress Fabrics	$969	$1,205
Upholstery Fabrics	8	292
Unallocated Corporate	14	9
Total capital expenditures	$991	$1,506
Depreciation expense:
Mattress Fabrics	$1,092	$1,029
Upholstery Fabrics	162	158
Total depreciation expense	$1,254	$1,187

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Current assets represent accounts receivable and inventory for the respective segment.

(2)
The $29.1 million at July 29, 2012, represents property, plant, and equipment of $21.3 million and $7.8 million located in the U.S. and Canada, respectively. The $29.2 million at April 29, 2012, represents property, plant, and equipment of $21.2 million and $8.0 million located in the U.S. and Canada, respectively.

(3)
The $1.1 million at July 29, 2012, represents property, plant, and equipment located in the U.S. of $788, located in China of $175, and located in Poland of $99. The $1.1 million at April 29, 2012, represents property, plant, and equipment located in the U.S. of $837, located in China of $183, and located in Poland of $104.

(4)
The $840 and $918 at July 29, 2012 and April 29, 2012, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate are located in the U.S.

(5)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

13.  Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $1.8 million, or 34.4% of income before income tax expense, for the three month period ended July 29, 2012, compared to income tax expense of $1.1 million, or 38.6% of income before income tax expense, for the three month period ended July 31, 2011. Our effective income tax rates for the three month periods ended July 29, 2012 and July 31, 2011 were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The income tax expense for the three month period ended July 29, 2012 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•	The income tax rate increased 5% for an increase in unrecognized tax benefits.

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

•	The income tax rate was increased by 0.6% for stock-based compensation and other miscellaneous items.

Deferred Income Taxes

Summary

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessments at July 29, 2012 and April 29, 2012, we recorded a partial valuation allowance of $12.8 million against our net deferred tax assets associated with our U.S. operations. No valuation allowance has been recorded against our net deferred tax assets associated with our operations located in China, Canada, and Poland.

United States

Our net deferred tax asset regarding our U.S. operations primarily pertains to incurring significant U.S. pre-tax losses over prior fiscal years, with U.S. loss carryforwards totaling $59.9 million at April 29, 2012. Due to the favorable results of our multi-year restructuring process and profit improvements made in our upholstery fabric operations and key acquisitions and capital investments made for our mattress fabric segment, on a cumulative three-year basis ending April 29, 2012 (the end of our fiscal 2012), our U.S. operations earned a pre-tax income of $11.9 million. This trend continued into the first quarter of fiscal 2013, as our U.S. operations earned a pretax income of $1.2 million.

Although our U.S. operations have reported pre-tax income on a cumulative three-year basis and financial results continue to improve, the significant uncertainty in the overall economic climate has also continued. As a result, to forecast medium and long-term financial results has remained difficult. Since it will take a significant period of time for our U.S. operations to realize its U.S. net deferred income tax assets based on earned and forecasted U.S. pre-tax income levels, we believe it is too uncertain to project U.S. pre-tax income levels associated with our U.S. operations after fiscal 2014 that support a “more likely than not” assertion at the end of our first quarter of fiscal 2013.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Based on this significant positive and negative evidence, we maintained our position as of April 29, 2012, and recorded a partial valuation allowance of $12.8 million at July 29, 2012, against the net deferred tax assets associated with our U.S. operations that are expected to reverse beyond fiscal 2014.

Overall

The recorded valuation allowance of $12.8 million has no effect on our operations, loan covenant compliance, or the possible realization of the U.S. income tax loss carryforwards in the future. If it is determined that it is more-likely-than-not that we will realize any of these U.S. income tax loss carryforwards, an income tax benefit would be recognized at that time.

At July 29, 2012, the current deferred tax asset of $2.3 million represents $1.9 million and $387,000 from our operations located in the U.S. and China, respectively. At April 29, 2012, the current deferred tax asset of $2.5 million represents $2.1 million and $405,000 from our operations located in the U.S. and China, respectively. At July 29, 2012, the non-current deferred tax asset of $2.7 million represents $1.6 million, $929,000, and $169,000 from our operations located in the U.S., China, and Poland, respectively. At April 29, 2012, the non-current deferred tax asset of $3.2 million represents $2.1 million, $1.0 million, and $115,000 from our operations located in the U.S., China, and Poland, respectively. At July 29, 2012 and April 29, 2012, the non-current deferred tax liability of $705,000 pertains to our operations located in Canada.

Uncertainty In Income Taxes

At July 29, 2012, we had $12.6 million of total gross unrecognized tax benefits, of which $4.1 million represents the amount of gross unrecognized tax benefits that, if recognized would favorably affect the income tax rate in future periods. Of the $12.6 million in gross unrecognized tax benefits as of July 29, 2012, $8.5 million were classified as net non-current deferred income taxes and $4.1 million were classified as income taxes payable –long-term in the accompanying consolidated balance sheets.

We estimate that the amount of gross unrecognized tax benefits will increase by approximately $819,000 for fiscal 2013. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

14.  Statutory Reserves

Our subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of July 29, 2012, the company’s statutory surplus reserve was $3.5 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our subsidiaries located in China can transfer funds to the parent company with the exception of the statutory surplus reserve of $3.5 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

15.   Commitments and Contingencies

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

Purchase Commitments

At July 29, 2012, and April 29, 2012, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $766,000 and $1.2 million, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Joint Product, Sales and Marketing Agreement

In order to expand our product offerings and keep pace with the changing customer demand trends within the bedding industry, we entered into a joint product development, sales and marketing agreement with A. Lava & Son Co. (Lava) on May 21, 2012. This agreement forms a new business named Culp-Lava Applied Sewn Solutions (Culp-Lava) and will provide us the opportunity to enter the business of designing, producing, and marketing sewn mattress covers. As we enter the business of sewn mattress covers, we will be able to leverage our design capabilities and expand our product offerings from mattress fabrics to finished covers. In connection with this agreement, Lava will provide us with technical assistance and know-how for the start-up of the business and will work with us on the design, sales and marketing of sewn mattress covers.

As part of the agreement, the new business will be fully funded and 100% owned by us. We have established a manufacturing facility located in Stokesdale, North Carolina that is adjacent to our mattress fabric headquarters, providing favorable operating synergies with management and production in the same location. As a result, we will have two mirrored manufacturing facilities to serve our customer base and meet current and expected demand trends in the bedding industry. We will have responsibility for all operating control of the new business, including capital expenditures and production and operating costs. We are projecting our capital investment to be approximately $1.0 million over the next four years. Lava is not required to invest capital into Culp-Lava.

We are on schedule to commence production late in the second quarter of fiscal 2013 and plan to add up to 129 employees at full capacity.

16.   Common Stock Repurchase Program

On June 13, 2012, we announced that our board of directors approved authorization for us to acquire up to $5.0 million of our common stock. This action replaced prior authorizations to acquire up to $7.0 million of our common stock in fiscal 2012, of which $5.4 million had been used during the fiscal year.

During the three-months ended July 29, 2012, we purchased 47,296 shares of our common stock at a cost of $470,000. In August 2012, we reached the authorized amount of $5.0 million, as we purchased an additional 455,299 shares of our common stock at a cost of approximately $4.5 million. Since our common stock repurchase program was implemented in fiscal 2012, we have repurchased 1.1 million shares of common stock at a cost of $10.4 million.

On August 29, 2012, we announced that our board of directors approved a new authorization for us to acquire up to $2.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The amount of shares purchased and the timing of such purchases will be based on working capital requirements, market and general business conditions, and other factors including alternative investment opportunities.

17.  Quarterly Dividend Program

On June 13, 2012, we announced that our board of directors approved the payment of a cash dividend of $0.03 per share in the first quarter of fiscal 2013, to shareholders of record as of the close of business on July 2, 2012. This cash dividend payment totaled $381,000.

We expect to pay a cash dividend each quarter of fiscal 2013, with expected remaining payment dates in October, January, and April. Future dividend payments are subject to Board approval and may be adjusted at the Board’s discretion as business needs or market conditions change.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934).  Such statements are inherently subject to risks and uncertainties.  Further, forward looking statements are intended to speak only as of the date on which they are made, and we disclaim any duty to update such statements.  Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “estimate,” “plan” and “project” and their derivatives, and include but are not limited to statements about expectations for our future operations, production levels, sales, gross profit margins, operating income, SG&A or other expenses, earnings, and other performance or liquidity measures, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions.  Decreases in these economic indicators could have a negative effect on our business and prospects.  Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in the value of the U.S. dollar versus other currencies can affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on our sales of products produced in those places. Also, economic and political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements are included in Item 1A “Risk Factors” section in our Form 10-K filed with the Securities and Exchange Commission on July 12, 2012 for the fiscal year ended April 29, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

Overview

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The three months ended July 29, 2012, and July 31, 2011, represent 13 week periods, respectively. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources and sells fabrics to bedding manufacturers. The upholstery fabrics segment sources, manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

We evaluate the operating performance of our segments based upon income (loss) from operations before certain unallocated corporate expenses and other non-recurring items. Cost of sales in both segments include costs to manufacture or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses represent primarily compensation and benefits for certain executive officers and all costs related to being a public company.

We reported net sales of $69.2 million for the first quarter of fiscal 2013, an increase of 15%, compared with $60.3 million for the first quarter of fiscal 2012. This level of sales represents our highest total net sales for a first quarter period in eight years. These results reflect better than expected sales momentum through the summer months in both our business segments. We continued to have favorable customer response to our design capabilities and our diverse product line. Our global manufacturing platform has enhanced our ability to develop new products and meet the changing style demands of our customers.

We reported income before income taxes of $5.4 million in the first quarter of fiscal 2013, an increase of 81%, compared with $3.0 million for the first quarter of fiscal 2012. This increase is due to the increase in net sales noted above and the stabilization of raw material costs in both of our business segments as compared to previous quarters. This increase was partially offset by higher selling, general, and administrative expenses (SG&A) in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. SG&A primarily increased due to higher incentive compensation accruals reflecting stronger financial results in relation to pre-established performance targets.

As we move into the second quarter, we have experienced a seasonal slowdown, leading us to believe that the growth rate experienced in the first quarter of this year will not continue into the second quarter.

We reported net income of $3.5 million, or $0.28 per diluted share, in the first quarter of fiscal 2013, compared with net income of $1.8 million, or $0.14 per diluted share, in the first quarter of fiscal 2012. Net income for the first quarter of fiscal 2013 included income tax expense of $1.8 million, or 34.4% of income before income taxes, compared with income tax expense of $1.1 million, or 38.6% of income before income taxes, for the first quarter of fiscal 2012.

At July 29, 2012, our cash and cash equivalents and short-term investments totaled $27.1 million and exceeded our total debt (current maturities of long-term debt, long-term debt, and line of credit) of $9.9 million. On August 11, 2012, we paid our required annual principal payment of $2.2 million associated with our unsecured senior term notes, thus further lowering our total debt by that amount.

On June 13, 2012, we announced that our board of directors approved authorization for us to acquire up to $5.0 million of our common stock. This action replaced prior authorizations to acquire up to $7.0 million of our common stock in fiscal 2012 of which $5.4 million had been used during the fiscal year. During the three-months ended July 29, 2012, we purchased 47,296 shares of our common stock at a cost of $470,000. In August 2012, we reached the authorized amount of $5.0 million, as we purchased an additional 455,299 shares of our common stock at a cost of approximately $4.5 million. Since our common stock repurchase program was implemented in fiscal 2012, we have repurchased 1.1 million shares of common stock at a cost of $10.4 million.

On August 29, 2012, we announced that our board of directors approved a new authorization for us to acquire up to $2.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The amount of shares purchased and the timing of such purchases will be based on working capital requirements, market and general business conditions, and other factors including alternative investment opportunities.

On June 13, 2012 we announced that our board of directors approved the payment of a cash dividend of $0.03 per share in the first quarter of fiscal 2013, to shareholders of record as of the close of business on July 2, 2012. This cash dividend payment totaled $381,000. We expect to pay a cash dividend every quarter of fiscal 2013, with expected remaining payment dates in October, January, and April. Future dividend payments are subject to Board approval and may be adjusted at the Board’s discretion as business needs or market conditions change.

Segment Analysis

The following tables set forth the company’s statement of operations by segment for the three months ended July 29, 2012, and July 31, 2011.

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE THREE MONTHS ENDED JULY 29, 2012 AND JULY 31, 2011
(Unaudited)

(Amounts in thousands)

	THREE MONTHS ENDED

	Amounts			Percent of Total Sales
	July 29,	July 31,	% Over	July 29,		July 31,
Net Sales by Segment	2012	2011	(Under)	2012		2011

Mattress Fabrics	$37,964	32,170	18.0%	54.9%		53.4%
Upholstery Fabrics	31,220	28,100	11.1%	45.1%		46.6%

Net Sales	$69,184	60,270	14.8%	100.0%		100.0%

Gross Profit by Segment				Gross Profit Margin

Mattress Fabrics	$7,622	5,137	48.4%	20.1%		16.0%
Upholstery Fabrics	5,498	3,741	47.0%	17.6%		13.3%

Gross Profit	13,120	8,878	47.8%	19.0%		14.7%

Selling, General and Administrative expenses by Segment				Percent of Sales

Mattress Fabrics	$2,391	1,992	20.0%	6.3%		6.2%
Upholstery Fabrics	3,340	2,766	20.8%	10.7%		9.8%
Unallocated Corporate expenses	1,910	999	91.2%	2.8%		1.7%
Selling, general, and administrative expenses	7,641	5,757	32.7%	11.0%		9.6%

Operating Income (loss) by Segment				Operating Income (Loss) Margin

Mattress Fabrics	$5,230	3,146	66.2%	13.8%		9.8%
Upholstery Fabrics	2,159	974	121.7%	6.9%		3.5%
Unallocated corporate expenses	(1,910)	(999)	91.2%	(2.8	) %	(1.7	) %

Operating income	5,479	3,121	75.6%	7.9%		5.2%

Depreciation by Segment

Mattress Fabrics	$1,092	1,029	6.1%
Upholstery Fabrics	162	158	2.5%
Subtotal	1,254	1,187	5.6%

Three months ended July 29, 2012 compared with the Three Months ended July 31, 2011

Mattress Fabrics Segment

Net Sales

Mattress fabrics sales for the first quarter of fiscal 2013 were $38.0 million, an increase of 18% compared with $32.2 million for the first quarter of fiscal 2012. We believe this increase in net sales reflects growing consumer demand for better bedding and higher quality mattress fabrics. As the mattress industry continues to evolve into a more decorative business, our many years of planned capital investments have positioned us to meet this demand with an extensive manufacturing platform and flexible capacity to produce an innovative and diverse line of products.

Sales and Marketing Initiatives

In order to expand our product offerings and keep pace with the changing customer demand trends within the bedding industry, we entered into a joint product development, sales and marketing agreement with A. Lava & Son Co. (Lava) on May 21, 2012. This agreement forms a new business named Culp-Lava Applied Sewn Solutions (Culp-Lava) and will provide us the opportunity to enter the business of designing, producing, and marketing sewn mattress covers. As we enter the business of sewn mattress covers, we will be able to leverage our design capabilities and expand our product offerings from mattress fabrics to finished covers. In connection with this agreement, Lava will provide us with technical assistance and know-how for the start-up of the business and will work with us on the design, sales and marketing of sewn mattress covers.

As part of the agreement, the new business will be fully funded and 100% owned by us. We have established a manufacturing facility located in Stokesdale, North Carolina that is adjacent to our mattress fabric headquarters, providing favorable operating synergies with management and production in the same location. As a result, we will have two mirrored manufacturing facilities to serve our customer base and meet current and expected demand trends in the bedding industry. We will have responsibility for all operating control of the new business, including capital expenditures and production and operating costs. We are projecting our capital investment to be approximately $1.0 million over the next four years. Lava is not required to invest capital into Culp-Lava.

We are on schedule to commence production late in the second quarter of fiscal 2013 and plan to add up to 129 employees at full capacity.

Gross Profit and Operating Income

For the first quarter of fiscal 2013, the mattress fabrics segment reported a gross profit of $7.6 million, or 20% of net sales, compared with $5.1 million, or 16% of net sales, for the first quarter of fiscal 2012. SG&A for the first quarter of fiscal 2013 was $2.4 million or 6.3% of net sales, compared with $2.0 million, or 6.2% of net sales for the first quarter of fiscal 2012.  Operating income was $5.2 million for the first quarter of fiscal 2013 compared with $3.1 million for the first quarter of fiscal 2012. Operating margins were 14% and 10% of net sales in the first quarter of fiscal 2013 and 2012, respectively. Our increase in profitability represents higher sales volume and favorable product mix, operating efficiencies from our manufacturing platform, and the recent stabilization of raw material costs. We have also continued to merchandise new products with alternative sources of yarns and raw materials without compromising quality and value for our customers. Our profitability also reflects increased SG&A due to higher incentive compensation accruals reflecting stronger financial results in relation to pre-established performance targets.

Segment assets

Segment assets consist of accounts receivable, inventory, assets held for sale, a non-compete agreement associated with an acquisition, goodwill, and property, plant, and equipment.

As of July 29, 2012, accounts receivable and inventory totaled $36.7 million compared with $29.9 million at April 29, 2012. This increase primarily reflects the 18% increase in net sales in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012.

As of July 29, 2012, property, plant and equipment totaled $29.1 million compared with $29.2 million at April 29, 2012.  The $29.1 million at July 29, 2012, represents property, plant, and equipment of $21.3 million and $7.8 million located in the U.S. and Canada, respectively. The $29.2 million at April 29, 2012 represents property, plant, and equipment of $21.2 million and $8.0 million located in the U.S. and Canada, respectively. The change in this segment’s property, plant, and equipment balance at July 29, 2012 compared with April 29, 2012, is due to depreciation expense of $1.1 million offset by capital spending of $1.0 million.

As of July 29, 2012 and April 29, 2012, the carrying value of the segment’s goodwill was $11.5 million. As of July 29, 2012, and April 29, 2012, the carrying value of the non-compete agreements were $295,000 and $333,000, respectively. At July 29, 2012 and April 29, 2012 assets held for sale totaled $15,000.

Upholstery Fabrics Segment

Net Sales

Upholstery fabric net sales (which include both fabric and cut and sewn kits) for the first quarter of fiscal 2013 were $31.2 million, an 11% increase compared with $28.1 million in the first quarter of fiscal 2012. Net sales of upholstery fabrics produced outside our U.S. manufacturing operations were $27.6 million in the first quarter of fiscal 2013, an 11% increase compared with $24.8 million in the first quarter of fiscal 2012. Net sales of upholstery fabrics produced by our U.S. manufacturing operations were $3.6 million in the first quarter of fiscal 2013 compared with $3.3 million in the first quarter of fiscal 2012. These results reflect a favorable response to our innovative designs and new product introductions from key customers.

Our increase in net sales was primarily driven by the growth of our China produced fabrics. China produced fabrics account for 86% of our total upholstery fabric sales. Our China platform, now in its tenth year of operation, plays a major role in our global sales efforts and we are pleased with the increasing level of fabric placements with customers in the U.S., China, and other countries.

Gross Profit and Operating Income

The upholstery fabrics segment reported a gross profit of $5.5 million, or 18% of net sales, in the first quarter of fiscal 2013 compared with $3.7 million, or 13% of net sales, in the first quarter of fiscal 2012. SG&A for the first quarter of fiscal 2013 was $3.3 million, or 11% of net sales compared with $2.8 million, or 10% of net sales in the first quarter of fiscal 2012. Operating income was $2.2 million in the first quarter of fiscal 2013 compared with operating income of $974,000 in the first quarter of fiscal 2012. Operating margins were 6.9% and 3.5% of net sales in the first quarter of fiscal 2013 and 2012, respectively. Our increase in profitability represents higher sales volume, operating efficiencies from both our China and domestic manufacturing operations, and the recent stabilization of raw material costs. Our profitability also reflects increased SG&A due to an increase in incentive compensation accruals reflecting stronger financial results in relation to pre-established performance targets.

We experienced sales and profit improvement during the first quarter of fiscal 2013 from our U.S. operations with increased demand for both velvet and woven texture fabrics. As a result of our efforts to improve productivity, we have a much more efficient operation with higher capacity utilization than a year ago. In addition, raw material costs have stabilized compared to previous quarters. We have continued to work to manage our production costs and introduce new value added products. All of these factors had a favorable impact on the performance of our U.S. upholstery fabric operation.

During the first quarter of fiscal 2013, we continued our efforts to develop our Culp Europe operation located in Poland. However, the ongoing uncertainties related to the European economy have affected our business. While this is creating challenges for the near term, we remain optimistic about the future opportunities for Culp Europe to enhance our global sales as business conditions improve.

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant, and equipment.  As of July 29, 2012, accounts receivable and inventory totaled $27.3 million compared to $31.5 million at April 29, 2012. This decrease in accounts receivable and inventory reflect a projected decrease in this segment’s business in the second quarter of fiscal 2013 compared to the first quarter of fiscal 2013 as a result of the cyclical nature of our upholstery fabrics’ business.

As of July 29, 2012 and April 29, 2012, property, plant, and equipment totaled $1.1 million. The $1.1 million at July 29, 2012, represents property, plant, and equipment located in the U.S. of $788,000, located in China of $175,000, and located in Poland of $99,000. The $1.1 million at April 29, 2012, represents property, plant, and equipment located in the U.S. of $837,000, located in China of $183,000, and located in Poland of $104,000.

Other Income Statement Categories

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (SG&A) for the company as a whole were $7.6 million for the first quarter of fiscal 2013 compared with $5.8 million for the first quarter of fiscal 2012. As a percent of net sales, SG&A expenses were 11.0% in the first quarter of fiscal 2013 compared with 9.6% in the first quarter of fiscal 2012. This increase primarily represents an increase in our incentive compensation accruals reflecting stronger financial results in relation to pre-established performance targets.

Interest Expense (Income)

Interest expense for the first quarter of fiscal 2013 was $190,000 compared to $220,000 for the first quarter of fiscal 2012. This trend reflects lower outstanding balances of long-term debt.

Interest income was $127,000 for the first quarter of fiscal 2013 compared to $129,000 for the first quarter of fiscal 2012.

Other Expense

Other expense for the first quarter of fiscal 2013 was $44,000 compared with other expense of $65,000 for the first quarter of fiscal 2012.

Income Taxes

We recorded income tax expense of $1.8 million, or 34.4% of income before income tax expense, for the three month period ended July 29, 2012, compared to income tax expense of $1.1 million, or 38.6% of income before income tax expense, for the three month period ended July 31, 2011. Our effective income tax rates for the three month periods ended July 29, 2012 and July 31, 2011 were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The income tax expense for the three month period ended July 29, 2012 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•	The income tax rate increased 5% for an increase in unrecognized tax benefits.

•
The income tax rate was reduced by 5% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

•	The income tax rate was increased by 0.4% for stock-based compensation and other miscellaneous items.

The income tax expense for the three month period ended July 31, 2011 was different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•	The income tax rate increased 11% for an increase in unrecognized tax benefits.

•
The income tax rate was reduced by 7% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

•	The income tax rate was increased by 0.6% for stock-based compensation and other miscellaneous items.

Deferred Income Taxes

Summary

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessments at July 29, 2012 and April 29, 2012, we recorded a partial valuation allowance of $12.8 million against our net deferred tax assets associated with our U.S. operations. No valuation allowance has been recorded against our net deferred tax assets associated with our operations located in China, Canada, and Poland.

United States

Our net deferred tax asset regarding our U.S. operations primarily pertains to incurring significant U.S. pre-tax losses over prior fiscal years, with U.S. loss carryforwards totaling $59.9 million at April 29, 2012. Due to the favorable results of our multi-year restructuring process and profit improvements made in our upholstery fabric operations and key acquisitions and capital investments made for our mattress fabric segment, on a cumulative three-year basis ending April 29, 2012 (the end of our fiscal 2012), our U.S. operations earned a pre-tax income of $11.9 million. This trend continued into the first quarter of fiscal 2013, as our U.S. operations earned a pretax income of $1.2 million.

Although our U.S. operations have reported pre-tax income on a cumulative three-year basis and financial results continue to improve, the significant uncertainty in the overall economic climate has also continued. As a result, to forecast medium and long-term financial results has remained difficult. Since it will take a significant period of time for our U.S. operations to realize its U.S. net deferred income tax assets based on earned and forecasted U.S. pre-tax income levels, we believe it is too uncertain to project U.S. pre-tax income levels associated with our U.S. operations after fiscal 2014 that support a “more likely than not” assertion at the end of our first quarter of fiscal 2013.

Based on this significant positive and negative evidence, we maintained our position as of April 29, 2012, and recorded a partial valuation allowance of $12.8 million at July 29, 2012, against the net deferred tax assets associated with our U.S. operations that are expected to reverse beyond fiscal 2014.

Overall

The recorded valuation allowance of $12.8 million has no effect on our operations, loan covenant compliance, or the possible realization of the U.S. income tax loss carryforwards in the future. If it is determined that it is more-likely-than-not that we will realize any of these U.S. income tax loss carryforwards, an income tax benefit would be recognized at that time.

At July 29, 2012, the current deferred tax asset of $2.3 million represents $1.9 million and $387,000 from our operations located in the U.S. and China, respectively. At April 29, 2012, the current deferred tax asset of $2.5 million represents $2.1 million and $405,000 from our operations located in the U.S. and China, respectively. At July 29, 2012, the non-current deferred tax asset of $2.7 million represents $1.6 million, $929,000, and $169,000 from our operations located in the U.S., China, and Poland, respectively. At April 29, 2012, the non-current deferred tax asset of $3.2 million represents $2.1 million, $1.0 million, and $115,000 from our operations located in the U.S., China, and Poland, respectively. At July 29, 2012 and April 29, 2012, the non-current deferred tax liability of $705,000 pertains to our operations located in Canada.

Uncertainty In Income Taxes

At July 29, 2012, we had $12.6 million of total gross unrecognized tax benefits, of which $4.1 million represents the amount of gross unrecognized tax benefits that, if recognized would favorably affect the income tax rate in future periods. Of the $12.6 million in gross unrecognized tax benefits as of July 29, 2012, $8.5 million were classified as net non-current deferred income taxes and $4.1 million were classified as income taxes payable –long-term in the accompanying consolidated balance sheets.

We estimate that the amount of gross unrecognized tax benefits will increase by approximately $819,000 for fiscal 2013. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

Liquidity and Capital Resources

Liquidity

Our sources of liquidity include cash and cash equivalents, short-term investments, cash flow from operations, and amounts available under our unsecured revolving credit lines. These sources have been adequate for day-to-day operations and capital expenditures. We believe our present cash and cash equivalents and short-term investment balance of $27.1 million at July 29, 2012, cash flow from operations, and current availability under our unsecured revolving credit lines will be sufficient to fund our business needs and fiscal 2013 contractual obligations.

At July 29, 2012, our cash and cash equivalents and short-term investments totaled $27.1 million, exceeded our total debt (current maturities of long-term debt, long-term debt, and line of credit) of $9.9 million. On August 11, 2012, we paid our required annual principal payment of $2.2 million associated with our unsecured senior term notes. thus lowering our total debt by that amount.

Our cash and cash equivalents and short-term investments of $27.1 million at July 29, 2012, decreased from $31.0 million at April 29, 2012. This decrease primarily represents net cash used from operating activities of $2.0 million, capital expenditures of $1.0 million, and common stock repurchases and dividend payments totaling $851,000. The net cash used from operating activities of $2.0 million was used to fund working capital requirements to meet the net sales growth that occurred in the first quarter of fiscal 2013.

On June 13, 2012, we announced that our board of directors approved authorization for us to acquire up to $5.0 million of our common stock. This action replaced prior authorizations to acquire up to $7.0 million of our common stock in fiscal 2012, of which $5.4 million had been used during the fiscal year. During the three-months ended July 29, 2012, we purchased 47,296 shares of our common stock at a cost of $470,000. In August 2012, we reached the above authorized amount of $5.0 million, as we purchased an additional 455,299 shares of common stock at a cost of approximately $4.5 million. Since our common stock repurchase program was implemented in fiscal 2012, we have repurchased 1.1 million shares of common stock at a cost of $10.4 million.

On August 29, 2012, we announced that our board of directors approved a new authorization for us to acquire up to $2.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The amount of shares purchased and the timing of such purchases will be based on working capital requirements, market and general business conditions, and other factors including alternative investment opportunities.

On June 13, 2012, we announced that our board of directors approved a payment of a cash dividend of $0.03 per share in the first quarter of fiscal 2013, to shareholders of record as of the close of business on July 2, 2012. This cash dividend payment totaled $381,000. We expect to pay a cash dividend every quarter of fiscal 2013, with expected remaining payment dates in October, January, and April. Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

Our cash and cash equivalents and short-term investment balance may be adversely affected by factors beyond our control, such as weakening industry demand and delays in receipt of payment on accounts receivable.

Working Capital

Accounts receivable at July 29, 2012, were $20.0 million, an increase of $1.1 million or 6% compared with $18.9 million at July 31, 2011. This increase in accounts receivable is due to our net sales increase of 15% in the first quarter of fiscal 2013 compared with the first quarter of 2012, offset by improved cash collections as our days’ sales outstanding improved from 26 days during the first quarter of fiscal 2012 to 24 days during the first quarter of fiscal 2013. Our improved cash collections are due to major customers in both our upholstery and mattress fabrics segments taking advantage of cash discounts for early payments.

Inventories as of July 29, 2012 were $44.1 million, an increase of $9.2 million, or 26%, compared with $34.9 million at July 31, 2011. This increase primarily reflects increased business volume in both our business segments in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012. Inventory turns for the first quarter of fiscal 2013 were 5.2 compared with 6.0 for the first quarter of fiscal 2012.

Accounts payable-trade as of July 29, 2012, were $27.3 million, an increase of $2.3 million, or 9% compared with $25.0 million at July 31, 2011. This increase primarily reflects increased business volume and inventory purchases in both our business segments in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012.

Operating working capital (comprised of accounts receivable and inventories, less accounts payable-trade and capital expenditures) was $36.6 million at July 29, 2012 compared with $28.4 million at July 31, 2011. Working capital turnover was 8.5 and 8.6 during the quarters ended July 29, 2012, and July 31, 2011, respectively.

Financing Arrangements

Unsecured Term Notes

In connection with the Bodet & Horst acquisition in 2008, we entered into a note agreement dated August 11, 2008. This agreement provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The principal payments are payable over an average term of 3 years through August 11, 2015. This agreement contains customary financial and other covenants as defined in the agreement.

We have paid the required principal payment total of $4.4 million associated with this note agreement, of which $2.2 million was paid on August 11, 2012 and August 11, 2011, respectively. As a result, we currently have an outstanding balance on our unsecured senior term notes of $6.6 million.

Government of Quebec Loan

We have an agreement with the Government of Quebec for a term loan that is non-interest bearing and is payable in 48 equal monthly installments (denominated in Canadian dollars) commencing December 1, 2009. The proceeds were used to partially finance capital expenditures at our Rayonese facility located in Quebec, Canada.

Revolving Credit Agreement – United States

We have an unsecured Amended and Restated Credit Agreement that provides for a revolving loan commitment of $7.6 million and is set to expire on August 25, 2013. This agreement provides for a pricing matrix to determine the interest rate payable on loans made under the agreement (applicable interest rate of 2.24% at July 29, 2012). At July 29, 2012 and April 29, 2012, there were no borrowings outstanding under the agreement.

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit of up to 40 million RMB (approximately $6.3 million USD at July 29, 2012), expiring on September 2, 2012. This agreement has an interest rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of July 29, 2012 and April 29, 2012.

On September 2, 2012, we renewed our unsecured credit agreement associated with our operations in China. The renewal extended the agreement to September 2, 2013, and provides for a line of credit up to approximately 40 million RMB (approximately $6.3 million USD).

Revolving Credit Agreement – Europe

On January 17, 2012, we entered into an unsecured credit agreement associated with our operations in Poland that provides for a line of credit of up to 6.8 million Polish Zloty (approximately $2.0 million USD at July 29, 2012). This agreement expires on January 15, 2013 and bears interest at WIBOR (Warsaw Interbank Offered Rate) plus 2% (applicable interest rate of 6.95% at July 29, 2012). There were $834,000 and $889,000 (2.8 million Polish Zloty) in borrowings outstanding under this agreement at July 29, 2012 and April 29, 2012, respectively.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At July 29, 2012, the company was in compliance with these financial covenants.

At July 29, 2012, the principal payment requirements of long-term debt during the next four years are: Year 1 – $2.4 million; Year 2 - $2.3 million; Year 3 - $2.2 million; and Year 4 - $2.2 million.

Capital Expenditures and Depreciation

Capital expenditures on a cash basis for the three months ended July 29, 2012 and July 31, 2011 were $1.0 million and $1.3 million, respectively. Capital expenditures for the three months ended July 29, 2012 and July 31, 2011 mostly related to the mattress fabrics segment. Depreciation expense for the three months ended July 29, 2012 and July 31, 2011 was $1.3 million $1.2 million, respectively. Depreciation expense for the three months ended July 29, 2012 and July 31, 2011, primarily related to the mattress fabrics segment.

For fiscal 2013, we currently expect cash capital expenditures to be approximately $5.0 million compared with $5.9 million in fiscal 2012 and $6.4 million in fiscal 2011. Planned capital expenditures for fiscal 2013 primarily relate to the mattress fabrics segment. For fiscal 2013, depreciation expense is projected to be $5.2 million, which primarily relates to the mattress fabrics segment. These are managment’s current expectations only, and changes in our business needs could cause changes in plans for capital expenditures and expectations for related depreciation expense.

At July 29, 2012, we had amounts due regarding capital expenditures totaling $152,000, which pertain to outstanding vendor invoices, none of which are financed. The total outstanding amount of $152,000 is required to be paid in full in fiscal 2013.

Critical Accounting Policies and Recent Accounting Developments

As of July 29, 2012, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended April 29, 2012.

Refer to Note 2 located in the notes to the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended April 29, 2012.

Contractual Obligations

As of July 29, 2012, there were no significant or new contractual obligations from those reported in our annual report on Form 10-K for the year ended April 29, 2012, with the exception of open purchase commitments to acquire equipment with regard to the mattress fabrics segment totaling $766,000 at July 29, 2012, compared with $1.2 million at April 29, 2012.

Inflation

Any significant increase in our raw material costs, utility/energy costs and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited our ability to pass significant operating increases on to customers. As discussed in our Form 10-K for the year ended April 29, 2012 (see “Segment Analysis”), significant increases in raw material costs led to lower profit margins for both of our business segments during fiscal 2012 and 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our revolving credit lines. At July 29, 2012, our U.S. revolving credit agreement provides for a pricing matrix to determine the interest rate payable on loans made under this agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. At July 29, 2012, there were no borrowings outstanding under our U.S. or China revolving credit lines. On January 17, 2012, we entered into an unsecured credit agreement associated with our operations located in Poland that bears interest at WIBOR plus 2%. At July 29, 2012, $834,000 was outstanding under this agreement and this amount is required to be paid in full by January 15, 2013, when this agreement expires.

We are not exposed to market risk from changes in interest rates on our long-term debt. Our unsecured term notes have a fixed interest rate of 8.01%, and the loan associated with the Government of Quebec is non-interest bearing.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in China, Canada, and Poland. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and Poland, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates at July 29, 2012, would not have had a significant impact on our results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 29, 2012, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended July 29, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended July 29, 2012. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 12, 2012 for the fiscal year ended April 29, 2012.

Item 1A.  Risk Factors

There have not been any material changes to our risk factors during the three months ended July 29, 2012. Our risk factors are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 12, 2012 for the fiscal year ended April 29, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Sales Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 30, 2012 to June 3, 2012	-	-	-	$1,617,983
June 4, 2012 to July 1, 2012	20,910	$9.92	20,910	$4,792,413
July 2, 2012 to July 29, 2012	26,386	$9.99	26,386	$4,528,740
Total	47,296	$9.96	47,296	$4,528,740

(1)
During fiscal 2012, our board of directors authorized the expenditure of up to $7.0 million for the repurchase of our common stock. The amount determined in column (d) for the period April 30, 2012 through June 3, 2012 is based on the $7.0 million authorized amount in fiscal 2012. On June 13, 2012, we announced that our board of directors approved a new authorization for us to acquire up to $5.0 million of our common stock. This action replaced the authorization to acquire up to $7.0 million of our common stock in fiscal 2012, of which $5.4 million was used during the fiscal year. The amounts determined in column (d) for the periods June 4, 2012 through July 1, 2012 and July 2, 2012 through July 29, 2012 are based on the $5.0 million that was authorized on June 13, 2012.

Item 6.  Exhibits

The following exhibits are submitted as part of this report.

3(i)
Articles of Incorporation of the company, as amended, were filed as Exhibit 3(i) to the company’s Form 10-Q for the quarter ended July 28, 2002, filed September 11, 2002 (Commission File No. 001-12597), and are incorporated herein by reference.

3 (ii)	Restated and Amended Bylaws of the company, as amended November 12, 2007, were filed as Exhibit 3.1 to the company’s Form 8-K dated November 12, 2007, and incorporated herein by reference.

10.1	Form of restricted stock unit agreement for restricted stock units granted pursuant to the 2007 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

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

CULP, INC.
(Registrant)

Date: September 7, 2012	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant
and also signing as principal financial officer)

	By:	/s/ Thomas B. Gallagher, Jr.
Thomas B. Gallagher, Jr.
Corporate Controller
(Authorized to sign on behalf of the registrant
and also signing as principal accounting officer)

EXHIBIT INDEX

Exhibit Number                                                       Exhibit

10.1	Form of restricted stock unit agreement for restricted stock units granted pursuant to the 2007 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document