Form 10-Q
period 2012-10-28
CULP INC
filed 2012-12-07
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2012
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ YES      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding at October 28, 2012:  12,208,694
Par Value: $0.05 per share

INDEX TO FORM 10-Q
For the period ended October 28, 2012

Item 1: Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 28, 2012 AND OCTOBER 30, 2011
UNAUDITED
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED

	October 28,	October 30,
	2012	2011

Net sales	$65,560	58,013
Cost of sales	53,683	49,367
Gross profit	11,877	8,646

Selling, general and
administrative expenses	7,209	5,720
Income from operations	4,668	2,926

Interest expense	156	188
Interest income	(96)	(110)
Other expense (income)	76	(15)
Income before income taxes	4,532	2,863

Income taxes	(3,736)	(3,389)
Net income	$8,268	6,252

Net income per share, basic	$0.68	0.49
Net income per share, diluted	0.67	0.49
Average shares outstanding, basic	12,191	12,733
Average shares outstanding, diluted	12,348	12,871

	SIX MONTHS ENDED

	October 28,	October 30,
	2012	2011

Net sales	$134,744	118,283
Cost of sales	109,746	100,759
Gross profit	24,998	17,524

Selling, general and
administrative expenses	14,850	11,477
Income from operations	10,148	6,047

Interest expense	346	409
Interest income	(222)	(238)
Other expense	121	49
Income before income taxes	9,903	5,827

Income taxes	(1,889)	(2,244)
Net income	$11,792	8,071

Net income per share, basic	$0.95	0.63
Net income per share, diluted	0.94	0.62
Average shares outstanding, basic	12,371	12,898
Average shares outstanding, diluted	12,541	13,025

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 28, 2012 AND OCTOBER 30, 2011
(UNAUDITED)

	THREE MONTHS ENDED

	October 28,	October 30,
	2012	2011

Net income	$8,268	$6,252

Other comprehensive income (loss)

Unrealized gains (losses) on short-term investments	11	(8)

Total other comprehensive income (loss)	11	(8)

Comprehensive income	$8,279	$6,244

	SIX MONTHS ENDED

	October 28,	October 30,
	2012	2011

Net income	$11,792	$8,071

Other comprehensive income

Unrealized gains on short-term investments	44	7

Total other comprehensive income	44	7

Comprehensive income	$11,836	$8,078

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
OCTOBER 28, 2012, OCTOBER 30, 2011 AND APRIL 29, 2012
UNAUDITED
(Amounts in Thousands)

	October 28,	October 30	* April 29,
	2012	2011	2012

Current assets:
Cash and cash equivalents	$23,464	13,795	25,023
Short-term investments	5,241	10,482	5,941
Accounts receivable, net	20,678	16,241	25,055
Inventories	38,261	33,776	36,373
Deferred income taxes	4,470	2,659	2,467
Assets held for sale	-	75	15
Income taxes receivable	-	79	-
Other current assets	1,640	1,602	1,989
Total current assets	93,754	78,709	96,863

Property, plant and equipment, net	30,621	30,431	31,279
Goodwill	11,462	11,462	11,462
Deferred income taxes	4,738	4,540	3,205
Other assets	1,868	1,982	1,907

Total assets	$142,443	127,124	144,716

Current liabilities:
Current maturities of long-term debt	$2,401	2,401	2,404
Line of credit	875	-	889
Accounts payable-trade	23,219	21,689	30,663
Accounts payable - capital expenditures	104	112	169
Accrued expenses	10,611	6,839	9,321
Accrued restructuring costs	-	40	40
Income taxes payable - current	385	373	642
Total current liabilities	37,595	31,454	44,128

Income taxes payable - long-term	4,188	4,096	4,164
Deferred income taxes	856	659	705
Long-term debt, less current maturities	4,416	6,818	6,719

Total liabilities	47,055	43,027	55,716

Commitments and Contingencies (Note 15)

Shareholders' equity	95,388	84,097	89,000

Total liabilities and
shareholders' equity	$142,443	127,124	144,716

Shares outstanding	12,209	12,767	12,703

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 28, 2012 AND OCTOBER 30, 2011
UNAUDITED
(Amounts in Thousands)

	SIX MONTHS ENDED

	October 28,	October 30,
	2012	2011

Cash flows from operating activities:
Net income	$11,792	8,071
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,539	2,386
Amortization of other assets	119	127
Stock-based compensation	197	178
Excess tax benefit related to stock-based compensation	(60)	(39)
Deferred income taxes	(3,325)	(3,280)
Gain on sale of equipment	-	(128)
Foreign currency exchange gains	(66)	(164)
Changes in assets and liabilities:
Accounts receivable	4,353	4,004
Inventories	(1,882)	(4,964)
Other current assets	373	750
Other assets	(80)	(31)
Accounts payable - trade	(7,397)	(3,382)
Accrued expenses	1,310	(754)
Accrued restructuring	(40)	(4)
Income taxes	(183)	(189)
Net cash provided by operating activities	7,650	2,581

Cash flows from investing activities:
Capital expenditures	(1,946)	(2,551)
Proceeds from the sale of equipment	-	130
Purchase of short-term investments	(54)	(4,789)
Proceeds from the sale of short-term investments	795	2,032
Net cash used in investing activities	(1,205)	(5,178)

Cash flows from financing activities:
Proceeds from lines of credit	1,000	3,500
Payments on lines of credit	(1,000)	(3,500)
Payments on long-term debt	(2,300)	(2,305)
Proceeds from common stock issued	64	237
Common stock repurchased	(5,022)	(4,776)
Dividends paid	(747)	-
Debt issuance costs	-	(26)
Excess tax benefit related to stock-based compensation	60	39
Net cash used in financing activities	(7,945)	(6,831)

Effect of exchange rate changes on cash and cash equivalents	(59)	42

Decrease in cash and cash equivalents	(1,559)	(9,386)

Cash and cash equivalents at beginning of period	25,023	23,181

Cash and cash equivalents at end of period	$23,464	13,795

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, May 1, 2011 *	13,264,458	$663	50,681	28,997	-	$80,341
Net income	-	-	-	13,296	-	13,296
Stock-based compensation	-	-	349	-	-	349
Unrealized gain on short-term investments	-	-	-	-	16	16
Excess tax benefit related to stock
based compensation	-	-	64	-	-	64
Common stock repurchased	(624,127)	(31)	(5,353)			(5,384)
Fully vested common stock award	3,075	-	-	-	-	-
Common stock issued in connection					.
with stock option plans	59,400	3	315	-	-	318
Balance, April 29, 2012 *	12,702,806	635	46,056	42,293	16	89,000
Net income	-	-	-	11,792	-	11,792
Stock-based compensation	-	-	197	-	-	197
Unrealized gains on short-term investments	-	-	-	-	44	44
Excess tax benefit related to stock
based compensation	-	-	60	-	-	60
Common stock repurchased	(502,595)	(25)	(4,997)	-	-	(5,022)
Fully vested common stock award	1,658	-	-	-	-	-
Common stock issued in connection
with stock option plans	6,825	-	64	-	-	64
Dividends paid	-		-	(747)	-	(747)
Balance, October 28, 2012	12,208,694	$610	41,380	53,338	60	$95,388

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiaries (the “company”) include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position.  All of these adjustments are of a normal recurring nature except as disclosed in note 13 to the consolidated financial statements.  Results of operations for interim periods may not be indicative of future results.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 12, 2012 for the fiscal year ended April 29, 2012.

The company’s six months ended October 28, 2012 and October 30, 2011, represent 26 week periods, respectively.

2. Significant Accounting Policies

As of October 28, 2012, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended April 29, 2012.

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

3.  Stock-Based Compensation

Incentive Stock Option Awards

On October 8, 2012, we granted to an outside director 2,000 options to purchase shares of common stock at the fair market value on the date of grant. These options vested immediately and expire ten years after the date of grant. The fair value of this option award was estimated on the date of grant using the Black-Scholes option pricing model. The fair value of stock options granted to this outside director during the six-month period ended October 28, 2012 was $ 5.03 per share using the following assumptions.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Grant on October 8, 2012
Risk-free interest rate	0.67%
Dividend yield	3.00%
Expected volatility	61.70%
Expected term (in years)	5

The assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions, actual historical experience, and groups of employees that have similar exercise patterns that are considered separately for valuation purposes. The risk-free interest rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield rate is based on historical experience and future dividend yields in effect at the time of grant. The expected volatility was derived using a term structure based on historical volatility and the volatility implied by exchange-traded options on the company’s common stock. The expected term of the options is based on the contractual term of the stock option award and expected participant exercise trends.

At October 28, 2012, options to purchase 199,025 shares of common stock were outstanding, had a weighted average exercise price of $7.14 per share, and a weighted average contractual term of 4.9 years. At October 28, 2012, the aggregate intrinsic value for options outstanding was $1.0 million.

At October 28, 2012, outstanding options to purchase 178,025 shares of common stock were exercisable, had a weighted average exercise price of $7.61 per share, and a weighted average contractual term of 4.7 years. At October 28, 2012, the aggregate intrinsic value for options exercisable was $831,000.

The aggregate intrinsic value for options exercised for the six months ended October 28, 2012 and October 30, 2011, was $18,000 and $196,000, respectively.

The remaining unrecognized compensation cost related to incentive stock option awards at October 28, 2012, was $28,000 which is expected to be recognized over a weighted average period of 0.9 years.

We recorded $44,000 and $67,000 of compensation expense on incentive stock option grants within selling, general, and administrative expense for the six-month periods ended October 28, 2012, and October 30, 2011, respectively.

Common Stock Awards

On October 8, 2012, we granted a total of 1,658 shares of common stock to certain outside directors. These shares of common stock vested immediately and were measured at $12.13 per share, which represents the closing price of the company's common stock at the date of grant.

On October 1, 2011, we granted a total of 3,075 shares of common stock to our board of directors. These shares of common stock vested immediately and were measured at $8.45 per share, which represents the closing price of the company's common stock at the date of grant.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We recorded $20,000 and $26,000 of compensation expense within selling, general, and administrative expense for these common stock awards for the six-month period ending October 28, 2012 and October 30, 2011, respectively.

Time Vested Restricted Stock Awards

We did not grant any time vested restricted stock awards during the first and second quarters of fiscal 2013.

We recorded $65,000 and $85,000 of compensation expense within selling, general, and administrative expense for time vested restricted stock awards for the six-month periods ending October 28, 2012, and October 30, 2011, respectively.

At October 28, 2012, there were 123,335 shares of time vested restricted stock outstanding and unvested. Of the 123,335 shares outstanding and unvested, 70,000 shares (granted on January 7, 2009) vest in equal installments on May 1, 2013 and 2014, respectively. The remaining 53,335 shares (granted on July 1, 2009) vest in equal installments on July 1, 2013, and 2014, respectively. At October 28, 2012, the weighted average fair value of these outstanding and unvested shares was $3.83 per share.

During the six-month period ended October 28, 2012, 61,665 shares of time vested restricted stock vested and had a weighted average fair value of $232,000 or $3.76 per share.

At October 28, 2012, the remaining unrecognized compensation cost related to the unvested restricted stock awards was $108,000, which is expected to be recognized over a weighted average vesting period of 1.3 years.

Performance Based Restricted Stock Units

On July 11, 2012, certain key members of management were granted performance based restricted common stock units which could earn up to 120,000 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreement. These awards were valued based on the fair market value on the date of grant. The fair value of these awards was $10.21, which represents the closing price of our common stock on the date of grant. The vesting of these awards is over the requisite service period of three years.

The company recorded compensation expense of $68,000 within selling, general, and administrative expense for performance based restricted stock units for the six-month period ending October 28, 2012. No compensation expense was recorded for performance based restricted stock units for the six-month period ending October 30, 2011, as the performance based restricted stock units granted in fiscal 2009 were fully vested in fiscal 2011 and no performance based restricted stock units were granted in fiscal years 2010 through 2012. Compensation cost is recorded based on an assessment each reporting period of the probability if certain performance goals will be met during the vesting period. If performance goals are not probable of occurrence, no compensation cost will be recognized and any recognized compensation cost would be reversed.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of October 28, 2012, the remaining unrecognized compensation cost related to the performance based restricted stock units was $545,000, which is expected to be recognized over a weighted average vesting period of 2.7 years.

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

Compensation expense associated with this agreement was $40,000 and $29,000 for the six-months ended October 28, 2012, and October 30, 2011, respectively.

4. Accounts Receivable

A summary of accounts receivable follows:

(dollars in thousands)	October 28, 2012	April 29, 2012
Customers	$21,790	$26,100
Allowance for doubtful accounts	(559)	(567)
Reserve for returns and allowances and discounts	(553)	(478)
	$20,678	$25,055

A summary of the activity in the allowance for doubtful accounts follows:
	Six months ended
(dollars in thousands)	October 28, 2012	October 30, 2011
Beginning balance	$(567)	$(776)
Provision for bad debts	(27)	48
Net write-offs, net of recoveries	35	42
Ending balance	$(559)	$(686)

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

	Six months ended
(dollars in thousands)	October 28, 2012	October 30, 2011
Beginning balance	$(478)	$(577)
Provision for returns, allowances
and discounts	(1,551)	(1,197)
Credits issued	1,476	1,354
Ending balance	$(553)	$(420)

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.  Inventories

Inventories are carried at the lower of cost or market.  Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	October 28, 2012	April 29, 2012
Raw materials	$5,884	$5,534
Work-in-process	2,789	3,631
Finished goods	29,588	27,208
	$38,261	$36,373

6.  Other Assets

A summary of other assets follows:

(dollars in thousands)	October 28, 2012	April 29, 2012
Cash surrender value - life insurance	$1,327	$1,327
Non-compete agreement, net	259	333
Other	282	247
	$1,868	$1,907

We recorded a non-compete agreement in connection with our asset purchase agreement with Bodet & Horst (acquired in 2008) at its fair value based on valuation techniques. The non-compete agreement associated with Bodet & Horst is amortized on a straight line basis over the six year life of the agreement and requires quarterly payments of $12,500 over the life of the agreement. As of October 28, 2012, the total remaining non-compete payments were $87,500.

The gross carrying amount of this non-compete agreement was $1.1 million at October 28, 2012 and April 29, 2012, respectively. At October 28, 2012 and April 29, 2012, accumulated amortization for the non-compete agreement was $840,000 and $741,000, respectively. Amortization expense for the non-compete agreement was $99,000 for the six month periods ended October 28, 2012 and October 30, 2011, respectively. The remaining amortization expense (which includes the total remaining Bodet & Horst non-compete payments of $87,500) for the next three fiscal years follows: FY 2013 - $99,000; FY 2014 - $198,000; and FY 2015 - $49,000. The weighted average amortization period for the non-compete agreement is 1.8 years as of October 28, 2012.

At October 28, 2012 and April 29, 2012, we had four life insurance contracts with death benefits to the respective insured totaling $12.9 million. Our cash surrender value – life insurance balances of $1.3 million at October 28, 2012 and April 29, 2012, respectively, are collectible upon death of the respective insured.

7.  Accrued Expenses

A summary of accrued expenses follows:

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	October 28, 2012	April 29, 2012
Compensation, commissions and related benefits	$7,775	$7,293
Interest	112	147
Other accrued expenses	2,724	1,881
	$10,611	$9,321

8. Long-Term Debt and Lines of Credit

A summary of long-term debt and lines of credit follows:

(dollars in thousands)	October 28, 2012	April 29, 2012
Unsecured senior term notes	$6,600	$8,800
Canadian government loan	217	323
	6,817	9,123
Current maturities of long-term debt	(2,401)	(2,404)
Long-term debt, less current maturities of long-term debt	$4,416	$6,719

Unsecured Term Notes

In connection with the 2008 Bodet & Horst acquisition, we entered into a note agreement dated August 11, 2008. This agreement provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The principal payments are payable over an average term of 2.8 years through August 11, 2015. This agreement contains customary financial and other covenants as defined in the agreement.

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

Revolving Credit Agreement – United States

We have an unsecured Amended and Restated Credit Agreement that provides for a revolving loan commitment of $7.6 million and is set to expire on August 25, 2013. This agreement provides for a pricing matrix to determine the interest rate payable on loans made under the agreement (applicable interest rate of 1.81% at October 28, 2012). At October 28, 2012 and April 29, 2012, there were no borrowings outstanding under the agreement.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit of up to 40 million RMB (approximately $6.4 million USD at October 28, 2012), expiring on September 2, 2013. This agreement has an interest rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of October 28, 2012 and April 29, 2012.

Revolving Credit Agreement – Europe

On January 17, 2012, we entered into an unsecured credit agreement associated with our operations in Poland that provides for a line of credit of up to 6.8 million Polish Zloty (approximately $2.1 million USD at October 28, 2012). This agreement expires on January 15, 2013 and bears interest at WIBOR (Warsaw Interbank Offered Rate) plus 2% (applicable interest rate of 6.73% at October 28, 2012). There were $875,000 and $889,000 (2.8 million Polish Zloty) in borrowings outstanding under this agreement at October 28, 2012 and April 29, 2012, respectively.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At October 28, 2012, the company was in compliance with these financial covenants.

At October 28, 2012, the principal payment requirements of long-term debt during the next three years are: Year 1 – $2.4 million; Year 2 - $2.2 million; and Year 3 - $2.2 million.

The fair value of the company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities.  At October 28, 2012, the carrying value of the company’s long-term debt was $6.8 million and the fair value was $6.2 million. At April 29, 2012, the carrying value of the company’s long-term debt was $9.1 million and the fair value was $8.1 million.

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

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair value measurements at October 28, 2012 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Low Duration Bond Fund	$2,065	N/A	N/A	$2,065
Limited Term Bond Fund	2,073	N/A	N/A	2,073
Intermediate Term Bond Fund	1,103	N/A	N/A	1,103

	Fair value measurements at April 29, 2012 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Low Duration Bond Fund	$2,049	N/A	N/A	$2,049
Limited Term Bond Fund	2,037	N/A	N/A	2,037
Intermediate Term Bond Fund	1,058	N/A	N/A	1,058

The determination of where an asset or liability falls in the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter based on various factors and it is possible that an asset or liability may be classified differently from quarter to quarter. However, we expect that changes in classifications between different levels will be rare.

Short-term investments include short-term bond funds and deposit accounts that have maturities of less than one year. Our short-term bond funds are classified as available-for-sale and their unrealized gains or losses are included in other comprehensive income. Our short-term bond funds were recorded at their fair value of $5.2 million and $5.1 million at October 28, 2012 and April 29, 2012, respectively. Our short-term bond funds had accumulated unrealized gains totaling $60,000 and $16,000 at October 28, 2012 and April 29, 2012. At October 28, 2012 and April 29, 2012, the fair value of our short-term bond funds approximated its cost basis.

The carrying amount of cash and cash equivalents, short-term investments that pertain to interest bearing deposit accounts, accounts receivable, other current assets, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments.

10.  Cash Flow Information

Payments for interest and income taxes follows:

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended
(dollars in thousands)	October 28, 2012	October 30, 2011
Interest	$379	$445
Net income tax payments	1,617	1,227

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

	Three months ended
(amounts in thousands)	October 28, 2012	October 30, 2011
Weighted average common shares outstanding, basic	12,191	12,733
Dilutive effect of stock-based compensation	157	138
Weighted average common shares outstanding, diluted	12,348	12,871

Options to purchase 2,000 and 142,750 shares of common stock were not included in the computation of diluted net income per share for the three months ended October 28, 2012 and October 30, 2011, respectively as the exercise price of the options was greater than the average market price of the common shares.

The computations of basic net income per share did not include 123,335 and 185,000 shares of time vested restricted common stock as these shares were unvested for the three months ending October 28, 2012 and October 30, 2011, respectively.

	Six months ended
(amounts in thousands)	October 28, 2012	October 30, 2011
Weighted average common shares outstanding, basic	12,371	12,898
Dilutive effect of stock-based compensation	170	127
Weighted average common shares outstanding, diluted	12,541	13,025

Options to purchase 2,000 and 24,750 shares of common stock were not included in the computation of diluted net income per share for the six months ended October 28, 2012 and October 30, 2011, respectively as the exercise price of the options was greater than the average market price of the common shares.

The computations of basic net income per share did not include 123,335 and 185,000 shares of time vested restricted common stock as these shares were unvested for the six months ending October 28, 2012 and October 30, 2011, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.  Segment Information

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.  The mattress fabrics segment manufactures and sells fabrics to bedding manufacturers.  The upholstery fabrics segment manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

We evaluate the operating performance of our segments based upon income (loss) from operations before certain unallocated corporate expenses, and other non-recurring items. Cost of sales in both segments include costs to manufacture or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges.  Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and all costs related to being a public company.  Segment assets include assets used in the operations of each segment and primarily consist of accounts receivable, inventories, and property, plant and equipment.  The mattress fabrics segment also includes in segment assets, goodwill and a non-compete agreements associated with an acquisition.

Financial information for the company’s operating segments follows:

	Three months ended
(dollars in thousands)	October 28, 2012	October 30, 2011
Net sales:
Mattress Fabrics	$39,697	$35,242
Upholstery Fabrics	25,863	22,771
	$65,560	$58,013

Gross profit:
Mattress Fabrics	$7,539	$5,938
Upholstery Fabrics	4,338	2,785
Total segment gross profit	$11,877	$8,723
Other non-recurring charges	-	(77)	(1)
	$11,877	$8,646

Selling, general, and administrative expenses:
Mattress Fabrics	$2,424	$2,132
Upholstery Fabrics	3,157	2,766
Total segment selling, general, and
administrative expenses	5,581	4,898
Unallocated corporate expenses	1,628	822
	$7,209	$5,720

Income from operations:
Mattress Fabrics	$5,115	$3,806
Upholstery Fabrics	1,181	19
Total segment income from operations	6,296	3,825
Unallocated corporate expenses	(1,628)	(822)
Other non-recurring charges	-	(77)
Total income from operations	4,668	2,926
Interest expense	(156)	(188)
Interest income	96	110
Other expense (income)	(76)	15
Income before income taxes	$4,532	$2,863

(1)	Other non-recurring charges represent employee termination benefits associated with our Anderson, SC plant facility. This non-recurring charges relates to the Upholstery Fabrics segment.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended
(dollars in thousands)	October 28, 2012	October 30, 2011
Net sales:
Mattress Fabrics	$77,662	$67,412
Upholstery Fabrics	57,082	50,871
	$134,744	$118,283

Gross profit:
Mattress Fabrics	$15,161	$11,076
Upholstery Fabrics	9,837	6,525
Total segment gross profit	$24,998	$17,601
Other non-recurring charges	-	(77	) (1)
	$24,998	$17,524

Selling, general, and administrative expenses:
Mattress Fabrics	$4,814	$4,123
Upholstery Fabrics	6,498	5,534
Total segment selling, general, and
administrative expenses	11,312	9,657
Unallocated corporate expenses	3,538	1,820
	$14,850	$11,477

Income from operations:
Mattress Fabrics	$10,347	$6,953
Upholstery Fabrics	3,339	991
Total segment income from operations	13,686	7,944
Unallocated corporate expenses	(3,538)		(1,820)
Other non-recurring charges	-	(77	) (1)
Total income from operations	10,148	6,047
Interest expense	(346)		(409)
Interest income	222	238
Other expense	(121)		(49)
Income before income taxes	$9,903	$5,827

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	October 28, 2012	April 29, 2012
Segment assets:
Mattress Fabrics
Current assets (1)	$33,553	$29,909
Assets held for sale	-	15
Non-compete agreements, net	259	333
Goodwill	11,462	11,462
Property, plant and equipment (2)	28,737	29,237
Total mattress fabrics assets	74,011	70,956
Upholstery Fabrics
Current assets (1)	25,386	31,519
Property, plant and equipment (3)	1,028	1,124
Total upholstery fabrics assets	26,414	32,643
Total segment assets	100,425	103,599
Non-segment assets:
Cash and cash equivalents	23,464	25,023
Short-term investments	5,241	5,941
Deferred income taxes	9,208	5,672
Other current assets	1,640	1,989
Property, plant and equipment (4)	856	918
Other assets	1,609	1,574
Total assets	$142,443	$144,716

	Six months ended
(dollars in thousands)	October 28, 2012	October 30, 2011
Capital expenditures (5):
Mattress Fabrics	$1,720	$2,113
Upholstery Fabrics	40	395
Unallocated Corporate	121	17
Total capital expenditures	$1,881	$2,525
Depreciation expense:
Mattress Fabrics	$2,219	$2,082
Upholstery Fabrics	320	304
Total depreciation expense	$2,539	$2,386

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Current assets represent accounts receivable and inventory for the respective segment.

(2)
The $28.7 million at October 28, 2012, represents property, plant, and equipment of $21.2 million and $7.5 million located in the U.S. and Canada, respectively. The $29.2 million at April 29, 2012, represents property, plant, and equipment of $21.2 million and $8.0 million located in the U.S. and Canada, respectively.

(3)
The $1.0 million at October 28, 2012, represents property, plant, and equipment located in the U.S. of $776, located in China of $160, and located in Poland of $92. The $1.1 million at April 29, 2012, represents property, plant, and equipment located in the U.S. of $837, located in China of $183, and located in Poland of $104.

(4)
The $856 and $918 at October 28, 2012 and April 29, 2012, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate are located in the U.S.

(5)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

13.  Income Taxes

Effective Income Tax Rate

We recorded an income tax benefit of $1.9 million, or 19.1% of income before income tax expense, for the six month period ended October 28, 2012, compared to an income tax benefit of $2.2 million, or 38.5% of income before income tax expense, for the six month period ended October 30, 2011. Our effective income tax rates for the six month periods ended October 28, 2012 and October 30, 2011 were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The income tax benefit for the six month period ended October 28, 2012 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate was reduced by 123% for a reduction in our valuation allowance associated with our U.S. net deferred income tax assets. This 123% reduction in our income tax rate is due to a change in judgment about the realization of our U.S. net deferred income tax assets in future years. Since the realization of our U.S. net deferred income tax assets is a result of a change in judgment about future years we recorded an income tax benefit of $12.2 million that represents a discrete event in which the full tax effects were recorded for the three and six month periods ending October 28, 2012.

●
The income tax rate was increased by 67% for the establishment of a deferred tax liability for U.S. income taxes that will be paid upon repatriation of undistributed earnings from our foreign subsidiaries located in Canada and China. This 67% increase in our income tax rate is due to a change in judgment in which our prior years' accumulated earnings and profits associated with our subsidiaries located in Canada and China are no longer considered indefinitely reinvested. Since the establishment of our deferred tax liability is a result of a change in judgment about prior years' accumulated earnings and profits we recorded an income tax charge of $6.6 million that represents a discrete event in which the full tax effects were recorded for the three and six month periods ending October 28, 2012.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

●
The income tax rate was reduced by 5% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●	The income tax rate was increased by 4% for an increase in unrecognized tax benefits.

●	The income tax rate was increased by 2% for the establishment of a valuation allowance against our net deferred tax assets associated with our Culp Europe operation located in Poland.

●	The income tax rate was increased by 1.9% for stock-based compensation and other miscellaneous items.

The income tax expense for the six month period ended October 30, 2011 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate was reduced by 75% for a reduction in our valuation allowance associated with our U.S. net deferred income tax assets. This 75% reduction in our income tax rate is due to a change in judgment about the realization of our U.S. net deferred income tax assets in future years. Since the realization of our U.S. net deferred income tax assets is a result of a change in judgment about future years we recorded an income tax benefit of $4.4 million that represents a discrete event in which the full tax effects were recorded for the three and six month periods ending October 30, 2011.

●
The income tax rate was reduced by 7% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●	The income tax rate was increased by 7% for an increase in unrecognized tax benefits.

●	The income tax rate was increased by 2.5% for stock-based compensation and other miscellaneous items.

Deferred Income Taxes

Summary

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessment at October 28, 2012, we recorded a partial valuation allowance of $825,000, of which $616,000 pertained to certain U.S. state net operating loss carryforwards and credits and $209,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at April 29, 2012, we recorded a partial valuation allowance of $12.8 million against our net deferred tax assets associated with our U.S. operations.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at October 28, 2012 and April 29, 2012, respectively.

United States

Our net deferred tax asset regarding our U.S. operations primarily pertained to incurring significant U.S. pre-tax losses over prior fiscal years, with U.S. loss carryforwards totaling $59.9 million at April 29, 2012. Due to the favorable results of our multi-year restructuring process and profit improvements made in our upholstery fabric operations and key acquisitions and capital investments made for our mattress fabric segment, on a cumulative three-year basis ending April 29, 2012 (the end of our fiscal 2012), our U.S. operations earned a pre-tax income of $11.9 million. This trend has continued through the second quarter of fiscal 2013, as our U.S. operations earned a pretax income of $3.4 million.

This continued earnings improvement from our U.S. operations was driven primarily by our mattress fabric operations (which primarily resides in the U.S.). Through the second quarter of fiscal 2013, our mattress fabric operations had net sales totaling $77.7 million, an increase of 15% compared with $67.4 million through the second quarter of fiscal 2012. In addition, our mattress fabric operations reported operating income of $10.3 million through the second quarter of fiscal 2013, an increase of 49% compared with $7.0 million through the second quarter of fiscal 2012. These improved results through the second quarter of fiscal 2013, which were better than expected, can be attributed to increased sales from our sales and marketing initiatives with customers who are leading suppliers in the bedding industry, the recent evolution of the bedding industry into a more decorative business with growing consumer demand for better bedding and a higher quality mattress fabric, and the recent stabilization of raw material prices.

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Prior to the second quarter of fiscal 2013, it was management’s intention to indefinitely reinvest all of our undistributed foreign earnings. Accordingly, no deferred tax liability had been recorded in connection with the future repatriation of these earnings.

During the second quarter of fiscal 2013, we assessed the financial requirements of our U.S. parent company and foreign subsidiaries and determined that our undistributed earnings from our foreign subsidiaries totaling $55.6 million will not be reinvested indefinitely and will be eventually distributed to our U.S. parent company. The financial requirements of the U.S. parent company have recently changed to provide its shareholders a return on their investment through dividend payments and common stock repurchases. Also, in order to keep up with the recent growth in consumer demand for better bedding and a higher quality mattress fabric, it is our intention to continue our investment in our domestic mattress fabric operations.

As a result of our assessment, we recorded a deferred tax liability and corresponding income tax charge of $6.6 million during the second quarter of fiscal 2013. This deferred tax liability includes U.S. income and foreign withholding taxes totaling $21.6 million offset by U.S. foreign income tax credits of $15.0 million. The $6.6 million income tax charge was treated as a discrete event in which the full tax effects of this adjustment were recorded in the three-month and six-month periods ended October 28, 2012 as it pertained to a change in judgment on prior periods’ earnings of a foreign subsidiary that will be indefinitely reinvested.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Based on the positive evidence supported by our cumulative earnings history, current and expected earnings improvement driven by our U.S. mattress fabric operations, and the significant source of U.S. taxable income from the undistributed earnings of our foreign subsidiaries totaling $55.6 million, we recorded an income tax benefit of $12.2 million to reverse primarily all of the valuation allowance against our U.S. net deferred tax assets. This $12.2 million income tax benefit was treated as a discrete event in which the full tax effects of this adjustment were recorded in the three-month and six-month periods ended October 28, 2012 as it pertained to a change in judgment about future years.

After our valuation allowance reversal of $12.2 million, we have a remaining valuation allowance against our U.S. net deferred tax assets totaling $616,000 as of October 28, 2012. This valuation allowance pertains to certain U.S. state net operating loss carryforwards and credits in which it is “more likely than not” that these U.S. state net operating loss carryforwards and credits will not be realized prior to their respective expiration dates.

Poland

During the third quarter of fiscal 2011, we established Culp Europe, a wholly-owned subsidiary located in Poland. Due to the initial start up costs of setting up this operation and the current state of the European economy, this operation has recorded cumulative pre-tax losses totaling $1.1 million through the second quarter of fiscal 2013.

Based on the negative evidence supported by our cumulative loss history and the short carryforward period of 5 years imposed by the Polish government, we recorded a full valuation allowance and corresponding income tax charge of $209,000 against Culp Europe’s net deferred tax assets as of October 28, 2012. Of this $209,000 income tax charge, $115,000 was treated as a discrete event in which the full tax effects of this adjustment were recorded in the three-month and six-month periods ended October 28, 2012, as it pertained to a change in judgment about future years. The remaining income tax charge of $93,000 was included in the computation of the annual effective rate for fiscal 2013 as the pre-tax net loss associated with this income tax charge originated during the current fiscal year.

Overall

At October 28, 2012, the current deferred tax asset of $4.5 million represents $4.1 million and $369,000 from our operations located in the U.S. and China, respectively. At April 29, 2012, the current deferred tax asset of $2.5 million represents $2.1 million and $405,000 from our operations located in the U.S. and China, respectively. At October 28, 2012, the non-current deferred tax asset of $4.7 million represents $3.9 million and $866,000 from our operations located in the U.S. and China, respectively. At April 29, 2012, the non-current deferred tax asset of $3.2 million represents $2.1 million, $1.0 million, and $115,000 from our operations located in the U.S., China, and Poland, respectively. At October 28, 2012 and April 29, 2012, the non-current deferred tax liability of $856,000 and $705,000, respectively, pertains to our operation located in Canada.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Uncertainty In Income Taxes

At October 28, 2012, we had $12.8 million of total gross unrecognized tax benefits, of which $4.2 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. Of the $12.8 million in gross unrecognized tax benefits as of October 28, 2012, $8.6 million were classified as net non-current deferred income taxes and $4.2 million were classified as income taxes payable –long-term in the accompanying consolidated balance sheets.

We estimate that the amount of gross unrecognized tax benefits will increase by approximately $833,000 for fiscal 2013. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

14.  Statutory Reserves

Our subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of October 28, 2012, the company’s statutory surplus reserve was $3.6 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Our subsidiaries located in China can transfer funds to the parent company with the exception of the statutory surplus reserve of $3.6 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

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

Purchase Commitments

At October 28, 2012, and April 29, 2012, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $1.4 million and $1.2 million, respectively.

Joint Product, Sales and Marketing Agreement

In order to expand our product offerings and keep pace with the changing customer demand trends within the bedding industry, we entered into a joint product development, sales and marketing agreement with A. Lava & Son Co. (Lava) on May 21, 2012. This agreement formed a new business named Culp-Lava Applied Sewn Solutions (Culp-Lava) and has provided us an opportunity to enter the business of designing, producing, and marketing sewn mattress covers. As we enter the business of sewn mattress covers, we will be able to leverage our design capabilities and expand our product offerings from mattress fabrics to finished covers. In connection with this agreement, Lava is providing us with technical assistance and know-how for the start-up of the business and is working with us on the design, sales and marketing of sewn mattress covers.

As part of the agreement, the new business will be fully funded and 100% owned by us. We have established a manufacturing facility located in Stokesdale, North Carolina that is adjacent to our mattress fabric headquarters, providing favorable operating synergies with management and production in the same location. As a result, we will have two mirrored manufacturing facilities to serve our customer base and meet current and expected demand trends in the bedding industry. We have responsibility for all operating control of the new business, including capital expenditures and production and operating costs. We are projecting our capital investment to be approximately $1.0 million over the next four years. Lava is not required to invest capital into Culp-Lava.

During the second quarter of fiscal 2013, we completed most of the initial equipment installation and conducted training for the start-up associates in this location. We commenced production in November 2012, and we plan to gradually develop this operation over the next two quarters of fiscal 2013.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16. Common Stock Repurchase Program

On June 13, 2012, we announced that our board of directors approved authorization for us to acquire up to $5.0 million of our common stock. This action replaced prior authorizations to acquire up to $7.0 million of our common stock in fiscal 2012, of which $5.4 million had been used during fiscal 2012.

During the six months ended October 28, 2012, we purchased 502,595 shares of our common stock at a cost of $5.0 million, and as a result, we reached the authorized amount of $5.0 million. Since our common stock repurchase program was implemented in fiscal 2012, we have repurchased 1.1 million shares of common stock at a cost of $10.4 million.

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

17.  Quarterly Dividend Program

On June 13, 2012, we announced that our board of directors approved the payment of a cash dividend of $0.03 per share in the first quarter of fiscal 2013. In addition, we paid a cash dividend of $0.03 per share in the second quarter of fiscal 2013. These cash dividend payments in the first and second quarters of fiscal 2013 totaled $747,000.

On November 27, 2012, we announced that our board of directors approved the payment of a special cash dividend of $0.50 per share prior to the end of calendar 2012.  In addition, the board approved the acceleration of payment of our scheduled January 2013 quarterly cash dividend of $0.03 per share.  Both of these payments will be made on December 28, 2012, to shareholders of record as of December 19, 2012.

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

Overview

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The six months ended October 28, 2012, and October 30, 2011, represent 26 week periods, respectively. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources and sells fabrics to bedding manufacturers. The upholstery fabrics segment sources, manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

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

We reported net sales of $65.6 million for the second quarter of fiscal 2013, an increase of 13% compared with $58.0 million for the second quarter of fiscal 2012. Net sales were $134.7 million for the first six months of fiscal 2013, an increase of 14% compared with $118.3 million for the first six months of fiscal 2012. The higher sales primarily reflect improved demand and favorable customer response to our innovative designs and our diverse product line. Our global manufacturing platform has enhanced our ability to develop new products and meet the changing style demands of our customers.

We reported income before income taxes of $4.5 million in the second quarter of fiscal 2013, an increase of 58%, compared with $2.9 million for the second quarter of fiscal 2012. We reported income before income taxes of $9.9 million for the first six months of fiscal 2013, an increase of 70% compared with $5.8 million for the first six months of fiscal 2012. These results primarily reflect the increase in net sales noted above and lower raw material costs in both of our business segments as compared to prior periods. The effects of these factors were partially offset by higher selling, general, and administrative expenses (SG&A). SG&A primarily increased due to the higher incentive compensation accruals reflecting stronger financial results in relation to pre-established performance targets.

We reported net income of $8.3 million, or $0.67 per diluted share, in the second quarter of fiscal 2013, compared with net income of $6.3 million, or $0.49 per diluted share, in the second quarter of fiscal 2012. Net income for the second quarter of fiscal 2013 included an income tax benefit of $3.7 million, compared with an income tax benefit of $3.4 million, for the second quarter of fiscal 2012. We reported net income of $11.8 million, or $0.94 per diluted share, for the first six months of fiscal 2013, compared with net income of $8.1 million, or $0.62 per diluted share, for the first six months of fiscal 2012. Net income for the first six months of fiscal 2013 included an income tax benefit of $1.9 million, and net income for the first six months of fiscal 2012 included an income tax benefit of $2.2 million. The income tax benefits of $3.7 million and $1.9 million for the second quarter and the first six months of fiscal 2013 include a $12.2 million income tax benefit during the second quarter to reverse primarily all of the valuation allowance against our U.S. net deferred tax assets, offset by an income tax charge of $6.6 million during the second quarter to record the U.S. income tax effects of the undistributed earnings from our foreign subsidiaries located in Canada and China.

At October 28, 2012, our cash and cash equivalents and short-term investments totaled $28.7 million and exceeded our total debt (current maturities of long-term debt, long-term debt, and line of credit) of $7.7 million. Our cash and cash equivalents and short-term investments increased $1.6 million from the first quarter of fiscal 2013, after spending $4.6 million for common stock repurchases, a $2.6 million principal and interest payment on our unsecured term notes, and a $366,000 dividend payment.

On June 13, 2012, we announced that our board of directors approved authorization for us to acquire up to $5.0 million of our common stock. This action replaced prior authorizations to acquire up to $7.0 million of our common stock in fiscal 2012, of which $5.4 million had been used during fiscal 2012. During the six months ended October 28, 2012, we purchased 502,595 shares of our common stock at a cost of $5.0 million and, as a result, we reached the authorized amount of $5.0 million. Since our common stock repurchase program was implemented in fiscal 2012, we have repurchased 1.1 million shares of common stock at a cost of $10.4 million.

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

On June 13, 2012 we announced that our board of directors approved the payment of a cash dividend of $0.03 per share in the first quarter of fiscal 2013. In addition, we paid a cash dividend of $0.03 per share in the second quarter of fiscal 2013. These cash dividend payments in the first and second quarters of fiscal 2013 totaled $747,000.

On November 27, 2012, we announced that our board of directors approved the payment of a special cash dividend of $0.50 per share prior to the end of calendar 2012.  In addition, the board approved the acceleration of payment of our scheduled January 2013 quarterly cash dividend of $0.03 per share.  Both of these payments will be made on December 28, 2012, to shareholders of record as of December 19, 2012.

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

Segment Analysis

The following tables set forth the company’s statement of operations by segment for the three and six months ended October 28, 2012, and October 30, 2011.

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE THREE MONTHS ENDED OCTOBER 28, 2012 AND OCTOBER 30, 2011
(Unaudited)
(Amounts in thousands)

	THREE MONTHS ENDED

	Amounts					Percent of Total Sales
	October 28,	October 30,		% Over		October 28,	October 30,
Net Sales by Segment	2012	2011		(Under)		2012	2011

Mattress Fabrics	$39,697	35,242		12.6%		60.6%	60.7%
Upholstery Fabrics	25,863	22,771		13.6%		39.4%	39.3%

Net Sales	$65,560	58,013		13.0%		100.0%	100.0%

Gross Profit by Segment						Gross Profit Margin

Mattress Fabrics	$7,539	5,938		27.0%		19.0%	16.8%
Upholstery Fabrics	4,338	2,785		55.8%		16.8%	12.2%
Subtotal	11,877	8,723		36.2%		18.1%	15.0%

Other non-recurring charges	-	(77)	(1)	(100.0	) %	0.0%	(0.1	) %
Gross Profit	$11,877	8,646		37.4%		18.1%	14.9%

Selling, General and Administrative expenses by Segment						Percent of Sales

Mattress Fabrics	$2,424	2,132		13.7%		6.1%	6.0%
Upholstery Fabrics	3,157	2,766		14.1%		12.2%	12.1%
Unallocated Corporate expenses	1,628	822		98.1%		2.5%	1.4%
Selling, General and Administrative expenses	7,209	5,720		26.0%		11.0%	9.9%

Operating Income (loss) by Segment						Operating Income (Loss) Margin

Mattress Fabrics	$5,115	3,806		34.4%		12.9%	10.8%
Upholstery Fabrics	1,181	19		N.M.		4.6%	0.1%
Unallocated corporate expenses	(1,628)	(822)		98.1%		(2.5)%	(1.4	) %
Subtotal	4,668	3,003		55.4%		7.1%	5.2%

Other non-recurring charges	-	(77)	(1)	(100.0	) %	0.0%	(0.1	) %

Operating income	$4,668	2,926		59.5%		7.1%	5.0%

Depreciation by Segment

Mattress Fabrics	$1,127	1,054		6.9%
Upholstery Fabrics	158	146		8.2%
Consolidated	1,285	1,200		7.1%

Notes:

(1) The $77 represents employee termination benefits associated with our Anderson, SC plant facility.

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE SIX MONTHS ENDED OCTOBER 28, 2012 AND OCTOBER 30, 2011
(Unaudited)
(Amounts in thousands)

	SIX MONTHS ENDED

	Amounts						Percent of Total Sales
	October 28,		October 30,		% Over		October 28,		October 30,
Net Sales by Segment	2012		2011		(Under)		2012		2011

Mattress Fabrics	$77,662		67,412		15.2%		57.6%		57.0%
Upholstery Fabrics	57,082		50,871		12.2%		42.4%		43.0%

Net Sales	$134,744		118,283		13.9%		100.0%		100.0%

Gross Profit by Segment							Gross Profit Margin

Mattress Fabrics	$15,161		11,076		36.9%		19.5%		16.4%
Upholstery Fabrics	9,837		6,525		50.8%		17.2%		12.8%
Subtotal	24,998		17,601		42.0%		18.6%		14.9%

Other non-recurring charges	-		(77)	(1)	(100.0	) %	0.0%		(0.0	) %

Gross Profit	24,998		17,524		42.7%		18.6%		14.8%

Selling, General and Administrative expenses by Segment							Percent of Sales

Mattress Fabrics	$4,814		4,123		16.8%		6.2%		6.1%
Upholstery Fabrics	6,498		5,534		17.4%		11.4%		10.9%
Unallocated Corporate expenses	3,538		1,820		94.4%		2.6%		1.5%
Consolidated	14,850		11,477		29.4%		11.0%		9.7%

Operating Income (loss) by Segment							Operating Income (Loss) Margin

Mattress Fabrics	$10,347		6,953		48.8%		13.3%		10.3%
Upholstery Fabrics	3,339		991		236.9%		5.8%		1.9%
Unallocated corporate expenses	(3,538)		(1,820)		94.4%		(2.6	) %	(1.5	) %
Subtotal	10,148		6,124		65.7%		7.5%		5.2%

Other non-recurring charges	-	(1)	(77)	(1)	(100.0	) %	0.0%		(0.1	) %

Operating income	$10,148		6,047		67.8%		7.5%		5.1%

Depreciation by Segment

Mattress Fabrics	$2,219		2,082		6.6%
Upholstery Fabrics	320		304		5.3%
Consolidated	2,539		2,386		6.4%

Notes:

(1) The $77 represents employee termination benefits associated with our Anderson, SC plant facility.

Three and Six months ended October 28, 2012 compared with the Three and Six Months ended October 30, 2011

Mattress Fabrics Segment

Net Sales

Mattress fabrics sales for the second quarter of fiscal 2013 were $39.7 million, an increase of 13% compared with $35.2 million for the second quarter of fiscal 2012. Net sales were $77.7 million for the first six months of fiscal 2013, an increase of 15% compared with $67.4 million for the first six months of fiscal 2012. We believe these results reflect the growing consumer demand for better bedding products and higher quality mattress fabrics such as those we produce. We are well positioned to meet this growing consumer demand with a manufacturing platform and flexible capacity that can produce a diverse line of products. In addition, we have the ability to leverage our design capabilities and expertise in the upholstery fabric business to enhance our product offering, as more upholstery type fabrics are being used in bedding products.

Sales and Marketing Initiatives

In order to expand our product offerings and keep pace with the changing customer demand trends within the bedding industry, we entered into a joint product development, sales and marketing agreement with A. Lava & Son Co. (Lava) on May 21, 2012. This agreement formed a new business named Culp-Lava Applied Sewn Solutions (Culp-Lava) and has provided us an opportunity to enter the business of designing, producing, and marketing sewn mattress covers. As we enter the business of sewn mattress covers, we will be able to leverage our design capabilities and expand our product offerings from mattress fabrics to finished covers. In connection with this agreement, Lava is providing us with technical assistance and know-how for the start-up of the business and is working with us on the design, sales and marketing of sewn mattress covers.

As part of the agreement, the new business will be fully funded and 100% owned by us. We have established a manufacturing facility located in Stokesdale, North Carolina, that is adjacent to our mattress fabric headquarters, providing favorable operating synergies with management and production in the same location. As a result, we will have two mirrored manufacturing facilities to serve our customer base and meet current and expected demand trends in the bedding industry. We have responsibility for all operating control of the new business, including capital expenditures and production and operating costs. We are projecting our capital investment to be approximately $1.0 million over the next four years. Lava is not required to invest capital into Culp-Lava.

During the second quarter of fiscal 2013, we completed most of the initial equipment installation and conducted training for the start-up associates in this location. We commenced production in November 2012, and we plan to gradually develop this operation over the next two quarters of fiscal 2013.

Gross Profit and Operating Income

For the second quarter of fiscal 2013, the mattress fabrics segment reported a gross profit of $7.5 million, an increase of 27% compared with $5.9 million for the second quarter of fiscal 2012. Gross profit margins were 19% and 17% of net sales in the second quarter of fiscal 2013 and 2012, respectively. SG&A for the second quarter of fiscal 2013, was $2.4 million or 6% of net sales, compared with $2.1 million, or 6% of net sales, for the second quarter of fiscal 2012.  Operating income was $5.1 million for the second quarter of fiscal 2013, an increase of 34% compared with $3.8 million for the second quarter of fiscal 2012. Operating margins were 13% and 11% of net sales in the second quarter of fiscal 2013 and 2012, respectively.

For the first six months of fiscal 2013, the mattress fabrics segment reported a gross profit of $15.2 million, an increase of 37% compared with $11.1 million for the first six months of fiscal 2012. Gross profit margins were 19.5% and 16.4% of net sales for the first six months of fiscal 2013 and 2012, respectively. SG&A for the first six months of fiscal 2013 was $4.8 million, or 6% of net sales, compared with $4.1 million, or 6% of net sales, for the first six months of fiscal 2012.  Operating income was $10.3 million for the first six months of fiscal 2013, an increase of 49% compared with $7.0 million for the first six months of fiscal 2012. Operating margins were 13% and 10% of net sales for the first six months of fiscal 2013 and 2012, respectively.

Our increase in profitability represents higher sales volume and a more favorable product mix, operating efficiencies from our manufacturing platform, and the recent stabilization of raw material costs. In order to sustain our operating efficiencies from our manufacturing platform, we have worked diligently to take advantage of the newest technologies available and have continued to modernize our equipment. We have also continued to merchandise new products with alternative sources of yarns and raw materials without compromising quality and value for our customers. Our profitability also reflects increased SG&A due to higher incentive compensation accruals reflecting stronger financial results in relation to pre-established performance targets.

Segment assets

Segment assets consist of accounts receivable, inventory, a non-compete agreement associated with an acquisition, goodwill, and property, plant, and equipment.

As of October 28, 2012, accounts receivable and inventory totaled $33.6 million compared with $29.9 million at April 29, 2012. This increase primarily reflects an increase in this segment’s inventory due to the increased business volume in fiscal 2013 compared to fiscal 2012.

As of October 28, 2012, property, plant and equipment totaled $28.7 million compared with $29.2 million at April 29, 2012.  The $28.7 million at October 28, 2012, represents property, plant, and equipment of $21.2 million and $7.5 million located in the U.S. and Canada, respectively. The $29.2 million at April 29, 2012 represents property, plant, and equipment of $21.2 million and $8.0 million located in the U.S. and Canada, respectively. The change in this segment’s property, plant, and equipment balance at October 28, 2012 compared with April 29, 2012, is due to depreciation expense of $2.2 million offset by capital spending of $1.7 million.

As of October 28, 2012 and April 29, 2012, the carrying value of the segment’s goodwill was $11.5 million. As of July 29, 2012, and April 29, 2012, the carrying values of the non-compete agreement were $259,000 and $333,000, respectively.

Upholstery Fabrics Segment

Net Sales

Upholstery fabric net sales (which include both fabric and cut and sewn kits) for the second quarter of fiscal 2013 were $25.9 million, a 14% increase compared with $22.8 million in the second quarter of fiscal 2012. Net sales of upholstery fabrics produced outside our U.S. manufacturing operations were $22.6 million in the second quarter of fiscal 2013, a 14% increase compared with $19.9 million in the second quarter of fiscal 2012. Net sales of upholstery fabrics produced by our U.S. manufacturing operations were $3.2 million in the second quarter of fiscal 2013, a 12% increase compared with $2.9 million in the second quarter of fiscal 2012.

Upholstery fabric net sales (which include both fabric and cut and sewn kits) for the first six months of fiscal 2013 were $57.1 million, a 12% increase compared with $50.9 million for the first six months of fiscal 2012. Net sales of upholstery fabrics produced outside our U.S. manufacturing operations were $50.2 million for the first six months of fiscal 2013, a 12% increase compared with $44.7 million in the first six months of fiscal 2012. Net sales of upholstery fabrics produced by our U.S. manufacturing operations were $6.9 million for the first six months of fiscal 2013, an 11% increase compared with $6.2 million in the first six months of fiscal 2012.

These results reflect improved demand, a positive customer response to our innovative designs, and new product introductions for key customers. Our design capabilities and capacity to offer innovative products at key price points has been an important advantage for us in expanding our sales in the global marketplace.

Our China produced fabrics continued to drive the growth of our non-U.S. produced sales, which accounted for 88% of our total upholstery fabric sales for the second quarter and the first six months of fiscal 2013. Our China platform, now in its tenth year of operation, plays a major role in our global sales efforts, and we are pleased with the increasing level of fabric placements with customers in the U.S., China, and other countries.

Gross Profit and Operating Income

For the second quarter of fiscal 2013, the upholstery fabrics segment reported a gross profit of $4.3 million, an increase of 56% compared with $2.8 million for the second quarter of fiscal 2012. Gross profit margins were 17% and 12% of net sales in the second quarter of fiscal 2013 and 2012, respectively. SG&A for the second quarter of fiscal 2013 was $3.2 million or 12% of net sales, compared with $2.8 million or 12% of net sales for the second quarter of fiscal 2012.  Operating income was $1.2 million for the second quarter of fiscal 2013, compared with $19,000 for the second quarter of fiscal 2012. Operating margins were 4.6% and 0.1% of net sales in the second quarter of fiscal 2013 and 2012, respectively.

For the first six months of fiscal 2013, the upholstery fabrics segment reported a gross profit of $9.8 million, an increase of 51% compared with $6.5 million for the first six months of fiscal 2012. Gross profit margins were 17% and 13% of net sales for the first six months of fiscal 2013 and 2012, respectively. SG&A for the first six months of fiscal 2013 was $6.5 million or 11.4% of net sales, compared with $5.5 million, or 10.9% of net sales for the first six months of fiscal 2012.  Operating income was $3.3 million for the first six months of fiscal 2013, compared with $991,000 for the first six months of fiscal 2012. Operating margins were 6% and 2% of net sales for the first six months of fiscal 2013 and 2012, respectively.

Our increase in profitability represents higher sales volume, improved operating efficiencies from both our China and domestic manufacturing operations, and the recent stabilization of raw material costs. However, results also reflect increased SG&A due to an increase in incentive compensation accruals reflecting stronger financial results in relation to pre-established performance targets.

We experienced sales and profit improvement during the second quarter and the first six months of fiscal 2013 from our U.S. operations with increased demand for both velvet and woven texture fabrics. As a result of our efforts to improve productivity, we have a much more efficient operation with higher capacity utilization than a year ago. In addition, raw material costs have stabilized compared to previous quarters. We have continued to work to manage our production costs and introduce new value-added products. All of these factors had a favorable impact on the performance of our U.S. upholstery fabric operation.

During fiscal 2013, we continued our efforts to develop our Culp Europe operation located in Poland. However, the ongoing uncertainties related to the European economy have affected our business. While this is creating challenges for the near term, we remain optimistic about the future opportunities for Culp Europe to enhance our global sales as business conditions improve.

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant, and equipment.  As of October 28, 2012, accounts receivable and inventory totaled $25.4 million compared to $31.5 million at April 29, 2012. This decrease in accounts receivable and inventory reflect a decrease in this segment’s business volume in the second quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012 as a result of the cyclical nature of our upholstery fabrics business.

As of October 28, 2012 and April 29, 2012, property, plant, and equipment totaled $1.0 million and $1.1 million, respectively. The $1.0 million at October 28, 2012, represents property, plant, and equipment located in the U.S. of $776,000, located in China of $160,000, and located in Poland of $92,000. The $1.1 million at April 29, 2012, represents property, plant, and equipment located in the U.S. of $837,000, located in China of $183,000, and located in Poland of $104,000.

Other Income Statement Categories

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses for the company as a whole were $7.2 million for the second quarter of fiscal 2013 compared with $5.7 million for the second quarter of fiscal 2012. As a percent of net sales, SG&A expenses were 11.0% in the second quarter of fiscal 2013 compared with 10% in the second quarter of fiscal 2012. SG&A expenses for the company as a whole were $14.9 million for the first six months of fiscal 2013 compared with $11.5 million for the first six months of fiscal 2012. As a percent of net sales, SG&A expenses were 11.0% in the first six months of fiscal 2013 compared with 10% for the first six months of fiscal 2012.

This increase primarily represents an increase in our incentive compensation accruals reflecting stronger financial results in relation to pre-established performance targets in the first half of fiscal 2013 compared to the same period in fiscal 2012.

However, this trend is not expected to continue in the last six months of fiscal 2013 as a larger portion of the incentive compensation has been incurred during the first six months of fiscal 2013, compared with fiscal 2012, in which most of the incentive compensation was incurred during the last six months of fiscal 2012.

Interest Expense (Income)

Interest expense for the second quarter of fiscal 2013 was $156,000 compared with $188,000 for the second quarter of fiscal 2012. Interest expense for the first six months of fiscal 2013 was $346,000 compared with $409,000 for the first six months of fiscal 2012. This trend reflects lower outstanding balances of long-term debt.

Interest income was $96,000 for the second quarter of fiscal 2013 compared to $110,000 for the second quarter of fiscal 2012. Interest income was $222,000 for the first six months of fiscal 2013 compared with $238,000 for the first six months of fiscal 2012.

Other Expense (Income)

Other expense for the second quarter of fiscal 2013 was $76,000 compared with other income of $15,000 for the second quarter of fiscal 2012. Other expense for the first six months of fiscal 2013 was $121,000 compared with $49,000 for the first six months of fiscal 2012. The changes in other expense (income) primarily reflect fluctuations in the foreign currency exchange rates of our subsidiaries domiciled in Canada, China, and Poland and our ability to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in Canadian dollars and EUROs during fiscal 2013.

Income Taxes

Effective Income Tax Rate

We recorded an income tax benefit of $1.9 million, or 19.1% of income before income tax expense, for the six month period ended October 28, 2012, compared to an income tax benefit of $2.2 million, or 38.5% of income before income tax expense, for the six month period ended October 30, 2011. Our effective income tax rates for the six month periods ended October 28, 2012 and October 30, 2011 were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The income tax benefit for the six month period ended October 28, 2012 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate was reduced by 123% for a reduction in our valuation allowance associated with our U.S. net deferred income tax assets. This 123% reduction in our income tax rate is due to a change in judgment about the realization of our U.S. net deferred income tax assets in future years. Since the realization of our U.S. net deferred income tax assets is a result of a change in judgment about future years we recorded an income tax benefit of $12.2 million that represents a discrete event in which the full tax effects were recorded for the three and six month periods ending October 28, 2012.

●
The income tax rate was increased by 67% for the establishment of a deferred tax liability for U.S. income taxes that will be paid upon repatriation of undistributed earnings from our foreign subsidiaries located in Canada and China. This 67% increase in our income tax rate is due to a change in judgment in which our prior years' accumulated earnings and profits associated with our subsidiaries located in Canada and China are no longer considered indefinitely reinvested. Since the establishment of our deferred tax liability is a result of a change in judgment about prior years' accumulated earnings and profits we recorded an income tax charge of $6.6 million that represents a discrete event in which the full tax effects were recorded for the three and six month periods ending October 28, 2012.

●
The income tax rate was reduced by 5% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●	The income tax rate was increased by 4% for an increase in unrecognized tax benefits.

●	The income tax rate was increased by 2% for the establishment of a valuation allowance against our net deferred tax assets associated with our Culp Europe operation located in Poland.

●	The income tax rate was increased by 1.9% for stock-based compensation and other miscellaneous items.

The income tax expense for the six month period ended October 30, 2011 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate was reduced by 75% for a reduction in our valuation allowance associated with our U.S. net deferred income tax assets. This 75% reduction in our income tax rate is due to a change in judgment about the realization of our U.S. net deferred income tax assets in future years. Since the realization of our U.S. net deferred income tax assets is a result of a change in judgment about future years we recorded an income tax benefit of $4.4 million that represents a discrete event in which the full tax effects were recorded for the three and six month periods ending October 30, 2011.

●
The income tax rate was reduced by 7% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●	The income tax rate was increased by 7% for an increase in unrecognized tax benefits.

●	The income tax rate was increased by 2.5% for stock-based compensation and other miscellaneous items.

Deferred Income Taxes

Summary

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessment at October 28, 2012, we recorded a partial valuation allowance of $825,000, of which $616,000 pertained to certain U.S. state net operating loss carryforwards and credits and $209,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at April 29, 2012, we recorded a partial valuation allowance of $12.8 million against our net deferred tax assets associated with our U.S. operations.

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at October 28, 2012 and April 29, 2012, respectively.

United States

Our net deferred tax asset regarding our U.S. operations primarily pertained to incurring significant U.S. pre-tax losses over prior fiscal years, with U.S. loss carryforwards totaling $59.9 million at April 29, 2012. Due to the favorable results of our multi-year restructuring process and profit improvements made in our upholstery fabric operations and key acquisitions and capital investments made for our mattress fabric segment, on a cumulative three-year basis ending April 29, 2012 (the end of our fiscal 2012), our U.S. operations earned a pre-tax income of $11.9 million. This trend has continued through the second quarter of fiscal 2013, as our U.S. operations earned a pretax income of $3.4 million.

This continued earnings improvement from our U.S. operations was driven primarily by our mattress fabric operations (which primarily resides in the U.S.). Through the second quarter of fiscal 2013, our mattress fabric operations had net sales totaling $77.7 million, an increase of 15% compared with $67.4 million through the second quarter of fiscal 2012. In addition, our mattress fabric operations reported operating income of $10.3 million through the second quarter of fiscal 2013, an increase of 49% compared with $7.0 million through the second quarter of fiscal 2012. These improved results through the second quarter of fiscal 2013, which were better than expected, can be attributed to increased sales from our sales and marketing initiatives with customers who are leading suppliers in the bedding industry, the recent evolution of the bedding industry into a more decorative business with growing consumer demand for better bedding and a higher quality mattress fabric, and the recent stabilization of raw material prices.

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Prior to the second quarter of fiscal 2013, it was management’s intention to indefinitely reinvest all of our undistributed foreign earnings. Accordingly, no deferred tax liability had been recorded in connection with the future repatriation of these earnings.

During the second quarter of fiscal 2013, we assessed the financial requirements of our U.S. parent company and foreign subsidiaries and determined that our undistributed earnings from our foreign subsidiaries totaling $55.6 million will not be reinvested indefinitely and will be eventually distributed to our U.S. parent company. The financial requirements of the U.S. parent company have recently changed to provide its shareholders a return on their investment through dividend payments and common stock repurchases. Also, in order to keep up with the recent growth in consumer demand for better bedding and a higher quality mattress fabric, it is our intention to continue our investment in our domestic mattress fabric operations.

As a result of our assessment, we recorded a deferred tax liability and corresponding income tax charge of $6.6 million during the second quarter of fiscal 2013. This deferred tax liability includes U.S. income and foreign withholding taxes totaling $21.6 million offset by U.S. foreign income tax credits of $15.0 million. The $6.6 million income tax charge was treated as a discrete event in which the full tax effects of this adjustment were recorded in the three-month and six-month periods ended October 28, 2012 as it pertained to a change in judgment on prior periods’ earnings of a foreign subsidiary that will be indefinitely reinvested.

Based on the positive evidence supported by our cumulative earnings history, current and expected earnings improvement driven by our U.S. mattress fabric operations, and the significant source of U.S. taxable income from the undistributed earnings of our foreign subsidiaries totaling $55.6 million, we recorded an income tax benefit of $12.2 million to reverse primarily all of the valuation allowance against our U.S. net deferred tax assets. This $12.2 million income tax benefit was treated as a discrete event in which the full tax effects of this adjustment were recorded in the three-month and six-month periods ended October 28, 2012 as it pertained to a change in judgment about future years.

After our valuation allowance reversal of $12.2 million, we have a remaining valuation allowance against our U.S. net deferred tax assets totaling $616,000 as of October 28, 2012. This valuation allowance pertains to certain U.S. state net operating loss carryforwards and credits in which it is “more likely than not” that these U.S. state net operating loss carryforwards and credits will not be realized prior to their respective expiration dates.

Poland

During the third quarter of fiscal 2011, we established Culp Europe, a wholly-owned subsidiary located in Poland. Due to the initial start up costs of setting up this operation and the current state of the European economy, this operation has recorded cumulative pre-tax losses totaling $1.1 million through the second quarter of fiscal 2013.

Based on the negative evidence supported by our cumulative loss history and the short carryforward period of 5 years imposed by the Polish government, we recorded a full valuation allowance and corresponding income tax charge of $209,000 against Culp Europe’s net deferred tax assets as of October 28, 2012. Of this $209,000 income tax charge, $115,000 was treated as a discrete event in which the full tax effects of this adjustment were recorded in the three-month and six-month periods ended October 28, 2012, as it pertained to a change in judgment about future years. The remaining income tax charge of $93,000 was included in the computation of the annual effective rate for fiscal 2013 as the pre-tax net loss associated with this income tax charge originated during the current fiscal year.

Overall

At October 28, 2012, the current deferred tax asset of $4.5 million represents $4.1 million and $369,000 from our operations located in the U.S. and China, respectively. At April 29, 2012, the current deferred tax asset of $2.5 million represents $2.1 million and $405,000 from our operations located in the U.S. and China, respectively. At October 28, 2012, the non-current deferred tax asset of $4.7 million represents $3.9 million and $866,000 from our operations located in the U.S. and China, respectively. At April 29, 2012, the non-current deferred tax asset of $3.2 million represents $2.1 million, $1.0 million, and $115,000 from our operations located in the U.S., China, and Poland, respectively. At October 28, 2012 and April 29, 2012, the non-current deferred tax liability of $856,000 and $705,000, respectively, pertains to our operation located in Canada.

Uncertainty In Income Taxes

At October 28, 2012, we had $12.8 million of total gross unrecognized tax benefits, of which $4.2 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. Of the $12.8 million in gross unrecognized tax benefits as of October 28, 2012, $8.6 million were classified as net non-current deferred income taxes and $4.2 million were classified as income taxes payable –long-term in the accompanying consolidated balance sheets.

We estimate that the amount of gross unrecognized tax benefits will increase by approximately $833,000 for fiscal 2013. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

Liquidity and Capital Resources

Liquidity

Our sources of liquidity include cash and cash equivalents, short-term investments, cash flow from operations, and amounts available under our unsecured revolving credit lines. These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our present cash and cash equivalents and short-term investment balance of $28.7 million at October 28, 2012, cash flow from operations, and current availability under our unsecured revolving credit lines will be sufficient to fund our business needs and fiscal 2013 contractual obligations.

At October 28, 2012, our cash and cash equivalents and short-term investments totaled $28.7 million, exceeded our total debt (current maturities of long-term debt, long-term debt, and line of credit) of $7.7 million. On August 11, 2012, we paid our required annual principal payment of $2.2 million associated with our unsecured senior term notes.

Our cash and cash equivalents and short-term investments of $28.7 million at October 28, 2012, decreased from $31.0 million at April 29, 2012. This decrease primarily represents net cash provided by operating activities of $7.7 million, offset by capital expenditures of $1.9 million, payments on long-term debt of $2.3 million, and common stock repurchases and dividend payments totaling $5.8 million.

However, our cash and cash equivalents and short-term investments increased $1.6 million from the first quarter to the end of the second quarter of fiscal 2013, after spending $4.6 million for common stock repurchases, a $2.6 million principal and interest payment on our unsecured term notes, and a $366,000 dividend payment.

On June 13, 2012, we announced that our board of directors approved authorization for us to acquire up to $5.0 million of our common stock. This action replaced prior authorizations to acquire up to $7.0 million of our common stock in fiscal 2012, of which $5.4 million had been used during fiscal 2012. During the six months ended October 28, 2012, we purchased 502,595 shares of our common stock at a cost of $5.0 million and, as a result, we reached the authorized amount of $5.0 million. Since our common stock repurchase program was implemented in fiscal 2012, we have repurchased 1.1 million shares of common stock at a cost of $10.4 million.

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

On June 13, 2012 we announced that our board of directors approved the payment of a cash dividend of $0.03 per share in the first quarter of fiscal 2013. In addition, we paid a cash dividend of $0.03 per share in the second quarter of fiscal 2013. These cash dividend payments in the first and second quarters of fiscal 2013 totaled $747,000.

On November 27, 2012, we announced that our board of directors approved the payment of a special cash dividend of $0.50 per share prior to the end of calendar 2012.  In addition, the board approved the acceleration of payment of our scheduled January 2013 quarterly cash dividend of $0.03 per share.  Both of these payments will be made on December 28, 2012, to shareholders of record as of December 19, 2012.

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

Our cash and cash equivalents and short-term investment balance may be adversely affected by factors beyond our control, such as weakening industry demand and delays in receipt of payment on accounts receivable.

Working Capital

Accounts receivable at October 28, 2012, were $20.7 million, an increase of $4.4 million or 27% compared with $16.2 million at October 30, 2011. This increase in accounts receivable is due to our net sales increase of 13% in the second quarter of fiscal 2013 compared with the second quarter of 2012, and the increase in our days’ sales outstanding during the second quarter of fiscal 2013 to 29 days from 26 days during the second quarter of fiscal 2012.

Inventories as of October 28, 2012 were $38.3 million, an increase of $4.5 million, or 13%, compared with $33.8 million at October 30, 2011. This increase primarily reflects increased business volume in both our business segments in the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012. Inventory turns for the second quarter of fiscal 2013 were 5.5 compared with 6.0 for the second quarter of fiscal 2012.

Accounts payable-trade as of October 28, 2012, were $23.2 million, an increase of $1.5 million, or 7% compared with $21.7 million at October 30, 2011. This increase primarily reflects increased business volume and inventory purchases in both our business segments in the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012.

Operating working capital (comprised of accounts receivable and inventories, less accounts payable-trade and capital expenditures) was $35.6 million at October 28, 2012 compared with $28.2 million at October 30, 2011. Working capital turnover was 8.3 and 8.7 during the quarters ended October 28, 2012, and October 30, 2011, respectively.

Financing Arrangements

Unsecured Term Notes

In connection with the 2008 Bodet & Horst acquisition, we entered into a note agreement dated August 11, 2008. This agreement provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The principal payments are payable over an average term of 2.8 years through August 11, 2015. This agreement contains customary financial and other covenants as defined in the agreement.

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

Revolving Credit Agreement – United States

We have an unsecured Amended and Restated Credit Agreement that provides for a revolving loan commitment of $7.6 million and is set to expire on August 25, 2013. This agreement provides for a pricing matrix to determine the interest rate payable on loans made under the agreement (applicable interest rate of 1.81% at October 28, 2012). At October 28, 2012 and April 29, 2012, there were no borrowings outstanding under the agreement.

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit of up to 40 million RMB (approximately $6.4 million USD at October 28, 2012), expiring on September 2, 2013. This agreement has an interest rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of October 28, 2012 and April 29, 2012.

Revolving Credit Agreement – Europe

On January 17, 2012, we entered into an unsecured credit agreement associated with our operations in Poland that provides for a line of credit of up to 6.8 million Polish Zloty (approximately $2.1 million USD at October 28, 2012). This agreement expires on January 15, 2013 and bears interest at WIBOR (Warsaw Interbank Offered Rate) plus 2% (applicable interest rate of 6.73% at October 28, 2012). There were $875,000 and $889,000 (2.8 million Polish Zloty) in borrowings outstanding under this agreement at October 28, 2012 and April 29, 2012, respectively.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At October 28, 2012, the company was in compliance with these financial covenants.

At October 28, 2012, the principal payment requirements of long-term debt during the next three years are: Year 1 – $2.4 million; Year 2 - $2.2 million; and Year 3 - $2.2 million.

Capital Expenditures and Depreciation

Capital expenditures on a cash basis for the six months ended October 28, 2012 and October 30, 2011 were $1.9 million and $2.6 million, respectively. Capital expenditures for the six months ended October 28, 2012 and October 30, 2011 mostly related to the mattress fabrics segment. Depreciation expense for the six months ended October 28, 2012 and October 30, 2011 was $2.5 million and $2.4 million, respectively. Depreciation expense for the six months ended October 28, 2012 and October 30, 2011, primarily related to the mattress fabrics segment.

For fiscal 2013, we currently expect cash capital expenditures to be approximately $5.0 million compared with $5.9 million in fiscal 2012 and $6.4 million in fiscal 2011. Planned capital expenditures for fiscal 2013 primarily relate to the mattress fabrics segment. For fiscal 2013, depreciation expense is projected to be $5.1 million, which primarily relates to the mattress fabrics segment. These are management’s current expectations only, and changes in our business needs could cause changes in plans for capital expenditures and expectations for related depreciation expense.

At October 28, 2012, we had amounts due regarding capital expenditures totaling $104,000, which pertain to outstanding vendor invoices, none of which are financed. The total outstanding amount of $104,000 is required to be paid in full in fiscal 2013.

Critical Accounting Policies and Recent Accounting Developments

As of October 28, 2012, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended April 29, 2012.

Refer to Note 2 located in the notes to the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended April 29, 2012.

Contractual Obligations

As of October 28, 2012, there were no significant or new contractual obligations from those reported in our annual report on Form 10-K for the year ended April 29, 2012, with the exception of open purchase commitments to acquire equipment with regard to the mattress fabrics segment totaling $1.4 million at October 28, 2012, compared with $1.2 million at April 29, 2012.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our revolving credit lines. At October 28, 2012, our U.S. revolving credit agreement provides for a pricing matrix to determine the interest rate payable on loans made under this agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. At October 28, 2012, there were no borrowings outstanding under our U.S. or China revolving credit lines. On January 17, 2012, we entered into an unsecured credit agreement associated with our operations located in Poland that bears interest at WIBOR plus 2%. At October 28, 2012, $875,000 was outstanding under this agreement and this amount is required to be paid in full by January 15, 2013, when this agreement expires.

We are not exposed to market risk from changes in interest rates on our long-term debt. Our unsecured term notes have a fixed interest rate of 8.01%, and the loan associated with the Government of Quebec is non-interest bearing.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in China, Canada, and Poland. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and Poland, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates at October 28, 2012, would not have had a significant impact on our results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 28, 2012, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended October 28, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the six months ended October 28, 2012. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 12, 2012 for the fiscal year ended April 29, 2012.

Item 1A.  Risk Factors

There have not been any material changes to our risk factors during the six months ended October 28, 2012. Our risk factors are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 12, 2012 for the fiscal year ended April 29, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Sales Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 30, 2012 to September 2, 2012	455,299	$ 10.00	455,299	$2,000,000
September 3, 2012 to September 30, 2012	-	-	-	$2,000,000
October 1, 2012 to October 28, 2012	-	-	-	$2,000,000
Total	455,299	$ 10.00	455,299	$2,000,000

(1)
On June 13, 2012, we announced that our board of directors approved a new authorization for us to acquire up to $5.0 million of our common stock and this authorization was reached through common stock repurchases made prior to September 2, 2012. On August 29, 2012, we announced that our board of directors approved a new authorization for us to acquire up to $2.0 million of our common stock.

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

CULP, INC.
(Registrant)

Date: December 7, 2012	By:	/s/ Kenneth R. Bowling
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