Form 10-Q
period 2013-01-27
CULP INC
filed 2013-03-08
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2013
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

Large accelerated filer	Accelerated filer ☒	Non-accelerated filer

Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          ☐ YES      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding at January 27, 2013:  12,224,894
Par Value: $0.05 per share

INDEX TO FORM 10-Q
For the period ended January 27, 2013

Item 1:  Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE THREE AND NINE MONTHS ENDED JANUARY 27, 2013 AND JANUARY 29, 2012
UNAUDITED
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED

	January 27,	January 29,
	2013	2012

Net sales	$63,695	60,450
Cost of sales	52,010	51,939
Gross profit	11,685	8,511

Selling, general and
administrative expenses	6,822	5,518
Income from operations	4,863	2,993

Interest expense	145	181
Interest income	(105)	(148)
Other expense	300	83
Income before income taxes	4,523	2,877

Income taxes	1,700	1,075
Net income	$2,823	1,802

Net income per share, basic	$0.23	0.14
Net income per share, diluted	0.23	0.14
Average shares outstanding, basic	12,095	12,536
Average shares outstanding, diluted	12,290	12,677

	NINE MONTHS ENDED

	January 27,	January 29,
	2013	2012

Net sales	$198,439	178,733
Cost of sales	161,757	152,698
Gross profit	36,682	26,035

Selling, general and
administrative expenses	21,672	16,995
Income from operations	15,010	9,040

Interest expense	491	590
Interest income	(328)	(387)
Other expense	421	132
Income before income taxes	14,426	8,705

Income taxes	(188)	(1,168)
Net income	$14,614	9,873

Net income per share, basic	$1.19	0.77
Net income per share, diluted	1.17	0.76
Average shares outstanding, basic	12,279	12,777
Average shares outstanding, diluted	12,467	12,918

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED JANUARY 27, 2013 AND JANUARY 29, 2012
(UNAUDITED)
(AMOUNTS IN THOUSANDS)

	THREE MONTHS ENDED

	January 27,	January 29,
	2013	2012

Net income	$2,823	$1,802

Other comprehensive loss

Unrealized loss on short-term investments	(34)	-

Total other comprehensive loss	(34)	-

Comprehensive income	$2,789	$1,802

	NINE MONTHS ENDED

	January 27,	January 29,
	2013	2012

Net income	$14,614	$9,873

Other comprehensive income

Unrealized gain on short-term investments	10	7

Total other comprehensive income	10	7

Comprehensive income	$14,624	$9,880

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
JANUARY 27, 2013, JANUARY 29, 2012, AND APRIL 29, 2012
UNAUDITED
(Amounts in Thousands)

	January 27,	January 29,	* April 29,
	2013	2012	2012

Current assets:
Cash and cash equivalents	$19,489	15,096	25,023
Short-term investments	5,237	8,511	5,941
Accounts receivable, net	24,257	22,012	25,055
Inventories	42,177	32,910	36,373
Deferred income taxes	4,098	2,767	2,467
Assets held for sale	-	45	15
Other current assets	1,655	2,522	1,989
Total current assets	96,913	83,863	96,863

Property, plant and equipment, net	30,055	30,285	31,279
Goodwill	11,462	11,462	11,462
Deferred income taxes	4,172	3,903	3,205
Other assets	1,195	1,944	1,907

Total assets	$143,797	131,457	144,716

Current liabilities:
Current maturities of long-term debt	$2,366	2,400	2,404
Line of credit	576	875	889
Accounts payable-trade	26,220	23,489	30,663
Accounts payable - capital expenditures	-	15	169
Accrued expenses	12,823	7,594	9,321
Accrued restructuring costs	-	40	40
Income taxes payable - current	395	208	642
Total current liabilities	42,380	34,621	44,128

Income taxes payable - long-term	4,195	4,040	4,164
Deferred income taxes	856	659	705
Long-term debt, less current maturities	4,400	6,766	6,719

Total liabilities	51,831	46,086	55,716

Commitments and Contingencies (Note 15)

Shareholders' equity	91,966	85,371	89,000

Total liabilities
and shareholders' equity	$143,797	131,457	144,716

Shares outstanding	12,225	12,693	12,703

*  Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 27, 2013 AND JANUARY 29, 2012
UNAUDITED
(Amounts in Thousands)

	NINE MONTHS ENDED

	January 27,	January 29,
	2013	2012

Cash flows from operating activities:
Net income	$14,614	9,873
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	3,818	3,600
Amortization of other assets	178	183
Stock-based compensation	308	258
Excess tax benefit related to stock-based compensation	(77)	(39)
Deferred income taxes	(2,370)	(2,751)
Gain on sale of equipment	-	(157)
Foreign currency exchange gains	153	(196)
Changes in assets and liabilities:
Accounts receivable	776	(1,769)
Inventories	(5,794)	(4,045)
Other current assets	353	(159)
Other assets	(92)	(49)
Accounts payable - trade	(4,395)	(1,709)
Accrued expenses	3,526	(1)
Accrued restructuring	(40)	(4)
Income taxes	(141)	(305)
Net cash provided by operating activities	10,817	2,730

Cash flows from investing activities:
Capital expenditures	(2,763)	(3,715)
Proceeds from the sale of equipment	-	188
Proceeds from life insurance policies	626	-
Purchase of short-term investments	(84)	(4,821)
Proceeds from the sale of short-term investments	795	4,096
Net cash used in investing activities	(1,426)	(4,252)

Cash flows from financing activities:
Proceeds from lines of credit	1,000	6,323
Payments on lines of credit	(1,325)	(5,500)
Payments on long-term debt	(2,350)	(2,354)
Proceeds from common stock issued	205	237
Common stock repurchased	(5,022)	(5,384)
Dividends paid	(7,226)	-
Debt issuance costs	-	(26)
Excess tax benefit related to stock-based compensation	77	39
Net cash used in financing activities	(14,641)	(6,665)

Effect of exchange rate changes on cash and cash equivalents	(284)	102

Decrease in cash and cash equivalents	(5,534)	(8,085)

Cash and cash equivalents at beginning of period	25,023	23,181

Cash and cash equivalents at end of period	$19,489	15,096

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	of Par Value	Earnings	Income	Equity
Balance, May 1, 2011 *	13,264,458	$663	50,681	28,997	-	$80,341
Net income	-	-	-	13,296	-	13,296
Stock-based compensation	-	-	349	-	-	349
Unrealized gain on short-term investments	-	-	-	-	16	16
Excess tax benefit related to stock
based compensation	-	-	64	-	-	64
Common stock repurchased	(624,127)	(31)	(5,353)			(5,384)
Fully vested common stock award	3,075	-	-	-	-	-
Common stock issued in connection					.
with stock option plans	59,400	3	315	-	-	318
Balance, April 29, 2012 *	12,702,806	635	46,056	42,293	16	89,000
Net income	-	-	-	14,614	-	14,614
Stock-based compensation	-	-	308	-	-	308
Unrealized gain on short-term investments	-	-	-	-	10	10
Excess tax benefit related to stock
based compensation	-	-	77	-	-	77
Common stock repurchased	(502,595)	(25)	(4,997)	-	-	(5,022)
Fully vested common stock award	1,658	-	-	-	-	-
Common stock issued in connection
with stock option plans	23,025	1	204	-	-	205
Dividends paid	-		-	(7,226)	-	(7,226)
Balance, January 27, 2013	12,224,894	$611	41,648	49,681	26	$91,966

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

The company’s nine months ended January 27, 2013 and January 29, 2012, represent 39 week periods, respectively.

2.  Significant Accounting Policies

As of January 27, 2013, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended April 29, 2012.

Recently Adopted and Issued Accounting Pronouncements

ASC Topic 220

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income – Presentation of Comprehensive Income.” ASU No. 2011-05 requires comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update should be applied retrospectively and is effective for interim and annual reporting periods beginning after December 15, 2011. We adopted this guidance in the first quarter of fiscal 2013. The adoption of ASU 2011-05 is for presentation purposes only and had no impact on our consolidated financial statements.

In February 2013, the FASB issued accounting guidance related to reporting amounts reclassified out of accumulated other comprehensive income. The guidance amends the comprehensive income reporting standards to require items that are reclassified in their entirety to net income from accumulated other comprehensive income in the same reporting period to be reported separately from other amounts in other comprehensive income. These amounts may be disclosed on the face of the financial statements where net income is presented or in the notes to the financial statements. The guidance does not amend any existing disclosures around net income or other comprehensive income it is only intended to improve the transparency of items in other comprehensive income. The guidance will be effective for our fourth quarter fiscal 2013 financial statements and is not currently expected to have an impact on our consolidated financial statements.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.  Stock-Based Compensation

Incentive Stock Option Awards

On October 8, 2012, we granted to an outside director 2,000 options to purchase shares of common stock at the fair market value on the date of grant. These options vested immediately and expire ten years after the date of grant. The fair value of this option award was estimated on the date of grant using the Black-Scholes option pricing model. The fair value of stock options granted to this outside director during the nine month period ended January 27, 2013 was $ 5.03 per share using the following assumptions.

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

At January 27, 2013, options to purchase 182,825 shares of common stock were outstanding, had a weighted average exercise price of $6.99 per share, and a weighted average contractual term of 4.6 years. At January 27, 2013, the aggregate intrinsic value for options outstanding was $1.8 million.

At January 27, 2013, outstanding options to purchase 169,825 shares of common stock were exercisable, had a weighted average exercise price of $7.23 per share, and a weighted average contractual term of 4.6 years. At January 27, 2013, the aggregate intrinsic value for options exercisable was $1.6 million.

The aggregate intrinsic value for options exercised for the nine months ended January 27, 2013 and January 29, 2012, was $90,000 and $196,000, respectively.

The remaining unrecognized compensation cost related to incentive stock option awards at January 27, 2013, was $19,000 which is expected to be recognized over a weighted average period of 0.7 years.

We recorded $53,000 and $101,000 of compensation expense on incentive stock option grants within selling, general, and administrative expense for the nine months ended January 27, 2013, and January 29, 2012, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

We recorded $20,000 and $26,000 of compensation expense within selling, general, and administrative expense for these common stock awards for the nine month period ending January 27, 2013 and January 29, 2012, respectively.

Time Vested Restricted Stock Awards

We did not grant any time vested restricted stock awards through the third quarter of fiscal 2013.

We recorded $116,000 and $131,000 of compensation expense within selling, general, and administrative expense for time vested restricted stock awards for the nine month periods ending January 27, 2013, and January 29, 2012, respectively.

At January 27, 2013, there were 123,335 shares of time vested restricted stock outstanding and unvested. Of the 123,335 shares outstanding and unvested, 70,000 shares (granted on January 7, 2009) vest in equal installments on May 1, 2013 and 2014, respectively. The remaining 53,335 shares (granted on July 1, 2009) vest in equal installments on July 1, 2013, and 2014, respectively. At January 27, 2013, the weighted average fair value of these outstanding and unvested shares was $4.06 per share.

During the nine month period ended January 27, 2013, 61,665 shares of time vested restricted stock vested and had a weighted average fair value of $232,000 or $3.76 per share. During the nine month period ended January 29, 2012, 10,000 shares of time vested restricted stock vested and had a weighted average fair value of $18,800 or $1.88 per share.

At January 27, 2013, the remaining unrecognized compensation cost related to the unvested restricted stock awards was $86,000, which is expected to be recognized over a weighted average vesting period of 1.1 years.

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

The company recorded compensation expense of $119,000 within selling, general, and administrative expense for performance based restricted stock units for the nine month period ending January 27, 2013. No compensation expense was recorded for performance based restricted stock units for the nine month period ending January 29, 2012, as the performance based restricted stock units granted in fiscal 2009 were fully vested in fiscal 2011 and no performance based restricted stock units were granted in fiscal years 2010 through 2012. Compensation cost is recorded based on an assessment each reporting period of the probability if certain performance goals will be met during the vesting period. If performance goals are not probable of occurrence, no compensation cost will be recognized and any recognized compensation cost would be reversed.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of January 27, 2013, the remaining unrecognized compensation cost related to the performance based restricted stock units was $493,000, which is expected to be recognized over a weighted average vesting period of 2.4 years.

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

Compensation expense associated with this agreement was $40,000 and $44,000 for the nine months ended January 27, 2013, and January 29, 2012, respectively.

4.  Accounts Receivable

A summary of accounts receivable follows:

(dollars in thousands)	January 27, 2013	April 29, 2012
Customers	$25,533	$26,100
Allowance for doubtful accounts	(696)	(567)
Reserve for returns and allowances and discounts	(580)	(478)
	$24,257	$25,055

A summary of the activity in the allowance for doubtful accounts follows:

	Nine months ended
(dollars in thousands)	January 27, 2013	January 29, 2012
Beginning balance	$(567)	$(776)
Provision for bad debts	(193)	18
Net write-offs, net of recoveries	64	197
Ending balance	$(696)	$(561)

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

	Nine months ended
(dollars in thousands)	January 27, 2013	January 29, 2012
Beginning balance	$(478)	$(577)
Provision for returns, allowances
and discounts	(2,146)	(1,929)
Credits issued	2,044	1,966
Ending balance	$(580)	$(540)

5.  Inventories

Inventories are carried at the lower of cost or market.  Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	January 27, 2013	April 29, 2012
Raw materials	$6,037	$5,534
Work-in-process	2,772	3,631
Finished goods	33,368	27,208
	$42,177	$36,373

6.  Other Assets

A summary of other assets follows:

(dollars in thousands)	January 27, 2013	April 29, 2012
Cash surrender value – life insurance	$700	$1,327
Non-compete agreement, net	222	333
Other	273	247
	$1,195	$1,907

Non-Compete Agreement

We recorded a non-compete agreement in connection with our asset purchase agreement with Bodet & Horst (acquired in 2008) at its fair value based on valuation techniques. The non-compete agreement associated with Bodet & Horst is amortized on a straight line basis over the six year life of the agreement and requires quarterly payments of $12,500 over the life of the agreement. As of January 27, 2013, the total remaining non-compete payments were $75,000.

The gross carrying amount of this non-compete agreement was $1.1 million at January 27, 2013 and April 29, 2012, respectively. At January 27, 2013 and April 29, 2012, accumulated amortization for the non-compete agreement was $890,000 and $741,000, respectively. Amortization expense for the non-compete agreement was $148,000 for the nine month periods ended January 27, 2013 and January 29, 2012, respectively. The remaining amortization expense (which includes the total remaining Bodet & Horst non-compete payments of $75,000) for the next three fiscal years follows: FY 2013 - $50,000; FY 2014 - $198,000; and FY 2015 - $49,000. The weighted average amortization period for the non-compete agreement is 1.5 years as of January 27, 2013.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash Surrender Value – Life Insurance

On December 27, 2012, we entered into an agreement (the “Agreement”)with our Chairman of the Board and his irrevocable trust (the “Trust”) dated December 11, 2012. As a result of this agreement, a previous split dollar life insurance agreement in which we purchased a policy on the life of our Chairman of the Board and his spouse, in which we retained ownership of the policy, paid premiums to support the policy, had the right to receive the cash surrender value of the policy upon the second to die of our Chairman of the Board and his spouse, with the Trust receiving the remainder of the policy’s death benefit ($8.0 million), was terminated. In connection with the termination of the previous split dollar life insurance agreement, we transferred the life insurance policy to the Trust and received cash proceeds in the amount of the cash surrender value of the policy totaling $626,000.

Also, the Agreement required us to pay our Chairman of the Board during the period of his continued employment, but in an event no longer than twelve years, additional compensation totaling $60,000 annually.

At January 27, 2013, we had three life insurance contracts with death benefits to the respective insured totaling $4.9 million. At April 29, 2012, we had four life insurance contracts with death benefits to the respective insured totaling $12.9 million. Our cash surrender value – life insurance balances of $700,000 and $1.3 million at January 27, 2013 and April 29, 2012, respectively, are collectible upon death of the respective insured.

7.  Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	January 27, 2013	April 29, 2012
Compensation, commissions and related benefits	$9,417	$7,293
Interest	243	147
Other accrued expenses	3,163	1,881
	$12,823	$9,321

8.  Long-Term Debt and Lines of Credit

A summary of long-term debt and lines of credit follows:

(dollars in thousands)	January 27, 2013	April 29, 2012
Unsecured senior term notes	$6,600	$8,800
Canadian government loan	166	323
	6,766	9,123
Current maturities of long-term debt	(2,366)	(2,404)
Long-term debt, less current maturities of long-term debt	$4,400	$6,719

Unsecured Term Notes

In connection with the 2008 Bodet & Horst acquisition, we entered into a note agreement dated August 11, 2008. This agreement provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The principal payments are payable over an average term of 2.5 years through August 11, 2015. This agreement contains customary financial and other covenants as defined in the agreement.

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

Revolving Credit Agreement – United States

We have an unsecured Amended and Restated Credit Agreement that provides for a revolving loan commitment of $7.6 million and is set to expire on August 25, 2013. This agreement provides for a pricing matrix to determine the interest rate payable on loans made under the agreement (applicable interest rate of 1.8% at January 27, 2013). At January 27, 2013, there was a $195,000 outstanding letter of credit (all of which related to workers compensation). As of April 29, 2012, there were no outstanding letters of credit. At January 27, 2013 and April 29, 2012, there were no borrowings outstanding under the agreement.

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit of up to 40 million RMB (approximately $6.4 million USD at January 27, 2013), expiring on September 2, 2013. This agreement has an interest rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of January 27, 2013 and April 29, 2012.

Revolving Credit Agreement – Europe

On January 17, 2012, we entered into an unsecured credit agreement associated with our operations in Poland that provides for a line of credit of up to 6.8 million Polish Zloty (approximately $2.2 million USD at January 27, 2013). This agreement bears interest at WIBOR (Warsaw Interbank Offered Rate) plus 2% (applicable interest rate of 6.0% at January 27, 2013). On January 8, 2013, this agreement was amended to extend the expiration date from January 15, 2013 to August 25, 2013.

At January 27, 2013, $576,000 (1.8 million Polish Zloty) in borrowings were outstanding under this agreement. At April 29, 2012, $889,000 (2.8 million Polish Zloty) in borrowings were outstanding under this agreement.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At January 27, 2013, the company was in compliance with these financial covenants.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At January 27, 2013, the principal payment requirements of long-term debt during the next three years are: Year 1 – $2.4 million; Year 2 - $2.2 million; and Year 3 - $2.2 million.

The fair value of the company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities.  At January 27, 2013, the carrying value of the company’s long-term debt was $6.8 million and the fair value was $6.1 million. At April 29, 2012, the carrying value of the company’s long-term debt was $9.1 million and the fair value was $8.1 million.

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

Level 2 – Inputs other than level 1 inputs that are either directly or indirectly observable, and

Level 3 – Unobservable inputs developed using the company’s estimates and assumptions, which reflect those that market participants would use.

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

	Fair value measurements at January 27, 2013 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Low Duration Bond Fund	$2,066	N/A	N/A	$2,066
Limited Term Bond Fund	2,070	N/A	N/A	2,070
Intermediate Term Bond Fund	1,101	N/A	N/A	1,101

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Short-term investments include short-term bond funds and deposit accounts that have maturities of less than one year. Our short-term bond funds are classified as available-for-sale and their unrealized gains or losses are included in other comprehensive income. Our short-term bond funds were recorded at their fair value of $5.2 million and $5.1 million at January 27, 2013 and April 29, 2012, respectively. Our short-term bond funds had accumulated unrealized gains totaling $26,000 and $16,000 at January 27, 2013 and April 29, 2012. At January 27, 2013 and April 29, 2012, the fair value of our short-term bond funds approximated its cost basis.

The carrying amount of cash and cash equivalents, short-term investments that pertain to interest bearing deposit accounts, accounts receivable, other current assets, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments.

10.  Cash Flow Information

Payments for interest and income taxes follows:

	Nine months ended
(dollars in thousands)	January 27, 2013	January 29, 2012
Interest	$395	$449
Net income tax payments	2,305	1,886

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended
(amounts in thousands)	January 27, 2013	January 29, 2012
Weighted average common shares outstanding, basic	12,095	12,536
Dilutive effect of stock-based compensation	195	141
Weighted average common shares outstanding, diluted	12,290	12,677

All options to purchase shares of common stock were included in the computation of diluted net income for the three months ended January 27, 2013, as the exercise price of the options was less that the average market price of the common shares. Options to purchase 142,750 shares of common stock were not included in the computation of diluted net income per share for the three months ended January 29, 2012, as the exercise price of the options was greater than the average market price of the common shares.

The computations of basic net income per share did not include 123,335 and 185,000 shares of time vested restricted common stock as these shares were unvested for the three months ending January 27, 2013 and January 29, 2012, respectively.

	Nine months ended
(amounts in thousands)	January 27, 2013	January 29, 2012
Weighted average common shares outstanding, basic	12,279	12,777
Dilutive effect of stock-based compensation	188	141
Weighted average common shares outstanding, diluted	12,467	12,918

Options to purchase 2,000 and 142,750 shares of common stock were not included in the computation of diluted net income per share for the nine months ended January 27, 2013 and January 29, 2012, respectively as the exercise price of the options was greater than the average market price of the common shares.

The computations of basic net income per share did not include 123,335 and 185,000 shares of time vested restricted common stock as these shares were unvested for the nine months ending January 27, 2013 and January 29, 2012, respectively.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial information for the company’s operating segments follows:

	Three months ended
(dollars in thousands)	January 27, 2013	January 29, 2012
Net sales:
Mattress Fabrics	$35,513	$34,719
Upholstery Fabrics	28,182	25,731
	$63,695	$60,450

Gross profit:
Mattress Fabrics	$6,548	$5,104
Upholstery Fabrics	5,137	3,407

	$11,685	$8,511

Selling, general, and administrative expenses:
Mattress Fabrics	$2,382	$1,970
Upholstery Fabrics	3,360	2,653
Total segment selling, general, and
administrative expenses	5,742	4,623
Unallocated corporate expenses	1,080	895
	$6,822	$5,518

Income form operations:
Mattress Fabrics	$4,166	$3,134
Upholstery Fabrics	1,777	754
Total segment income from operations	5,943	3,888
Unallocated corporate expenses	(1,080)	(895)
Total income from operations	4,863	2,993
Interest expense	(145)	(181)
Interest income	105	148
Other expense	(300)	(83)
Income before income taxes	$4,523	$2,877

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended
(dollars in thousands)	January 27, 2013	January 29, 2012
Net sales:
Mattress Fabrics	$113,175	$102,130
Upholstery Fabrics	85,264	76,603
	$198,439	$178,733

Gross profit:
Mattress Fabrics	$21,708	$16,180
Upholstery Fabrics	14,974	9,932
Total segment gross profit	$36,682	$26,112
Other non-recurring charges	-	(77	) (1)
	$36,682	$26,035

Selling, general, and administrative expenses:
Mattress Fabrics	$7,197	$6,094
Upholstery Fabrics	9,857	8,186
Total segment selling, general, and
administrative expenses	17,054	14,280
Unallocated corporate expenses	4,618	2,715
	$21,672	$16,995

Income from operations:
Mattress Fabrics	$14,512	$10,087
Upholstery Fabrics	5,116	1,745
Total segment income from operations	19,628	11,832
Unallocated corporate expenses	(4,618)	(2,715)
Other non-recurring charges	-	(77	) (1)
Total income from operations	15,010	9,040
Interest expense	(491)	(590)
Interest income	328	387
Other expense	(421)	(132)
Income before income taxes	$14,426	$8,705

(1)	Other non-recurring charges represent employee termination benefits associated with our Anderson, SC plant facility. This non-recurring charges relates to the Upholstery Fabrics segment.

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	January 27, 2013	April 29, 2012
Segment assets:
Mattress Fabrics
Current assets (1)	$34,595	$29,909
Assets held for sale	-	15
Non-compete agreements, net	222	333
Goodwill	11,462	11,462
Property, plant and equipment (2)	28,116	29,237
Total mattress fabrics assets	74,395	70,956
Upholstery Fabrics
Current assets (1)	31,839	31,519
Property, plant and equipment (3)	1,147	1,124
Total upholstery fabrics assets	32,986	32,643
Total segment assets	107,381	103,599
Non-segment assets:
Cash and cash equivalents	19,489	25,023
Short-term investments	5,237	5,941
Deferred income taxes	8,270	5,672
Other current assets	1,655	1,989
Property, plant and equipment (4)	792	918
Other assets	973	1,574
Total assets	$143,797	$144,716

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended
(dollars in thousands)	January 27, 2013	January 29, 2012
Capital expenditures (5):
Mattress Fabrics	$2,223	$2,761
Upholstery Fabrics	222	481
Unallocated Corporate	149	351
Total capital expenditures	$2,594	$3,593
Depreciation expense:
Mattress Fabrics	$3,344	$3,163
Upholstery Fabrics	474	437
Total depreciation expense	$3,818	$3,600

(1)	Current assets represent accounts receivable and inventory for the respective segment.

(2)
The $28.1 million at January 27, 2013, represents property, plant, and equipment of $20.6 million and $7.5 million located in the U.S. and Canada, respectively. The $29.2 million at April 29, 2012, represents property, plant, and equipment of $21.2 million and $8.0 million located in the U.S. and Canada, respectively.

(3)
The $1.1 million at January 27, 2013, represents property, plant, and equipment located in the U.S. of $906, located in China of $155, and located in Poland of $86. The $1.1 million at April 29, 2012, represents property, plant, and equipment located in the U.S. of $837, located in China of $183, and located in Poland of $104.

(4)
The $792 and $918 at January 27, 2013 and April 29, 2012, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate are located in the U.S.

(5)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.  Income Taxes

Effective Income Tax Rate

We recorded an income tax benefit of $188,000, or 1.3% of income before income tax expense, for the nine month period ended January 27, 2013, compared to an income tax benefit of $1.2 million, or 13.4% of income before income tax expense, for the nine month period ended January 29, 2012. Our effective income tax rates for the nine month periods ended January 27, 2013 and January 29, 2012 were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The income tax benefit for the nine month period ended January 27, 2013 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate was reduced by 84% for a reduction in our valuation allowance associated with our U.S. net deferred income tax assets. This 84% reduction in our income tax rate is due to a change in judgment about the realization of our U.S. net deferred income tax assets in future years. Since the realization of our U.S. net deferred income tax assets is a result of a change in judgment about future years we recorded an income tax benefit of $12.1 million that represents a discrete event in which the full tax effects were recorded for the nine month period ending January 27, 2013.

●
The income tax rate was increased by 46% for the establishment of a deferred tax liability for U.S. income taxes that will be paid upon repatriation of undistributed earnings from our foreign subsidiaries located in Canada and China. This 46% increase in our income tax rate is due to a change in judgment in which our prior years' accumulated earnings and profits associated with our subsidiaries located in Canada and China are no longer considered indefinitely reinvested. Since the establishment of our deferred tax liability is a result of a change in judgment about prior years' accumulated earnings and profits we recorded an income tax charge of $6.6 million that represents a discrete event in which the full tax effects were recorded for the nine month period ending January 27, 2013.

●
The income tax rate was reduced by 6% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●	The income tax rate was increased by 5% for an increase in unrecognized tax benefits.

●	The income tax rate was increased by 1% for the establishment of a valuation allowance against our net deferred tax assets associated with our Culp Europe operation located in Poland.

●	The income tax rate was increased by 2.7% for stock-based compensation and other miscellaneous items.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The income tax benefit for the nine month period ended January 29, 2012 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate was reduced by 50% for a reduction in our valuation allowance associated with our U.S. net deferred income tax assets. This 50% reduction in our income tax rate is due to a change in judgment about the realization of our U.S. net deferred income tax assets in future years. Since the realization of our U.S. net deferred income tax assets is a result of a change in judgment about future years we recorded an income tax benefit of $4.4 million that represents a discrete event in which the full tax effects were recorded for nine month period ending January 29, 2012.

●
The income tax rate was reduced by 7% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●	The income tax rate was increased by 7% for an increase in unrecognized tax benefits.

●	The income tax rate was increased by 2.6% for stock-based compensation and other miscellaneous items.

Deferred Income Taxes

Summary

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessment at January 27, 2013, we recorded a partial valuation allowance of $926,000, of which $719,000 pertained to certain U.S. state net operating loss carryforwards and credits and $207,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at April 29, 2012, we recorded a partial valuation allowance of $12.8 million against our net deferred tax assets associated with our U.S. operations.

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at January 27, 2013 and April 29, 2012, respectively.

United States

Our net deferred tax asset regarding our U.S. operations primarily pertained to incurring significant U.S. pre-tax losses over prior fiscal years, with U.S. loss carryforwards totaling $59.9 million at April 29, 2012. Due to the favorable results of our multi-year restructuring process and profit improvements made in our upholstery fabric operations and key acquisitions and capital investments made for our mattress fabric segment, on a cumulative three-year basis ending April 29, 2012 (the end of our fiscal 2012), our U.S. operations earned a pre-tax income of $11.9 million. This trend continued through the second quarter of fiscal 2013, as our U.S. operations earned a pretax income of $3.4 million.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As a result of our assessment during the second quarter of fiscal 2013, we recorded a deferred tax liability and corresponding income tax charge of $6.6 million. This $6.6 million income tax charge was treated as a discrete event in which the full tax effects of this adjustment were recorded in the nine month period ended January 27, 2013, as it pertained to a change in judgment on prior periods’ earnings of a foreign subsidiary that will be indefinitely reinvested.

At January 27, 2013, we had accumulated earnings and profits from our foreign subsidiaries totaling $56.3 million. At January 27, 2013, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries included U.S. income and foreign withholding taxes totaling $21.9 million offset by U.S. foreign income tax credits of $15.1 million.

Based on the positive evidence at the end of our second quarter of fiscal 2013, as supported by our cumulative earnings history, current and expected earnings improvement driven by our U.S. mattress fabric operations, and the significant source of U.S. taxable income from the undistributed earnings of our foreign subsidiaries, we recorded an income tax benefit of $12.2 million to reverse primarily all of the valuation allowance against our U.S. net deferred tax assets. In the third quarter of fiscal 2013, we recorded an income tax charge of $103,000, due to a change in our second quarter estimate of the recoverability of our U.S. state net loss operating carryforwards. This total $12.1 million income tax benefit was treated as a discrete event in which the full tax effects of this adjustment were recorded in the nine month period ended January 27, 2013, as it pertained to a change in judgment about future years.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

After our valuation allowance reversal of $12.1 million, we have a remaining valuation allowance against our U.S. net deferred tax assets totaling $719,000 as of January 27, 2013. This valuation allowance pertains to certain U.S. state net operating loss carryforwards and credits in which it is “more likely than not” that these U.S. state net operating loss carryforwards and credits will not be realized prior to their respective expiration dates.

Poland

During the third quarter of fiscal 2011, we established Culp Europe, a wholly-owned subsidiary located in Poland. Due to the initial start up costs of setting up this operation and the current state of the European economy, this operation had recorded cumulative pre-tax losses totaling $1.1 million through the second quarter of fiscal 2013.

Based on the negative evidence at the end of our second quarter of fiscal 2013, as supported by our cumulative loss history and the short carryforward period of 5 years imposed by the Polish government, we recorded a full valuation allowance and corresponding income tax charge of $207,000 against Culp Europe’s net deferred tax assets. Of this $207,000 income tax charge, $115,000 was treated as a discrete event in which the full tax effects of this adjustment were recorded in the nine month period ended January 27, 2013, as it pertained to a change in judgment about future years. The remaining income tax charge of $92,000 was included in the computation of the annual effective rate for fiscal 2013 as the pre-tax net loss associated with this income tax charge originated during the current fiscal year.

Overall

At January 27, 2013, the current deferred tax asset of $4.1 million represents $3.8 million and $329,000 from our operations located in the U.S. and China, respectively. At April 29, 2012, the current deferred tax asset of $2.5 million represents $2.1 million and $405,000 from our operations located in the U.S. and China, respectively. At January 27, 2013, the non-current deferred tax asset of $4.2 million represents $3.4 million and $793,000 from our operations located in the U.S. and China, respectively. At April 29, 2012, the non-current deferred tax asset of $3.2 million represents $2.1 million, $1.0 million, and $115,000 from our operations located in the U.S., China, and Poland, respectively. At January 27, 2013 and April 29, 2012, the non-current deferred tax liability of $856,000 and $705,000, respectively, pertains to our operation located in Canada.

Uncertainty In Income Taxes

At January 27, 2013, we had $13.1 million of total gross unrecognized tax benefits, of which $4.2 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. Of the $13.1 million in gross unrecognized tax benefits as of January 27, 2013, $8.9 million were classified as net non-current deferred income taxes and $4.2 million were classified as income taxes payable –long-term in the accompanying consolidated balance sheets.

We estimate that the amount of gross unrecognized tax benefits will increase by approximately $821,000 for fiscal 2013. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.  Statutory Reserves

Our subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of January 27, 2013, the company’s statutory surplus reserve was $3.8 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Our subsidiaries located in China can transfer funds to the parent company with the exception of the statutory surplus reserve of $3.8 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

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

Purchase Commitments

At January 27, 2013 and April 29, 2012, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $1.1 million and $1.2 million, respectively.

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

As part of the agreement, the new business will be fully funded and 100% owned by us. We have established a manufacturing facility located in Stokesdale, North Carolina that is adjacent to our mattress fabric headquarters, providing favorable operating synergies with management and production in the same location. As a result, we will have two mirrored manufacturing facilities to serve our customer base and meet current and expected demand trends in the bedding industry. We have responsibility for all operating control of the new business, including capital expenditures and production and operating costs. We are currently projecting our capital investment in this facility to be approximately $600,000 for fiscal years 2013 and 2014. Lava is not required to invest capital into Culp-Lava.

During the second quarter of fiscal 2013, we have completed the initial equipment installation and conducted training for the start-up associates in this location. We commenced production in November 2012, and we currently expect to incrementally add more capacity for this product category to meet anticipated demand.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the nine months ended January 27, 2013, we purchased 502,595 shares of our common stock at a cost of $5.0 million, and as a result, we reached the $5.0 million limit that was authorized on June 13, 2012. As of January 27, 2013, there have been no repurchases of common stock on the $2.0 million limit that was authorized on August 29, 2012.

Since our common stock repurchase program was implemented in fiscal 2012, we have repurchased 1.1 million shares of common stock at a cost of $10.4 million.

17.  Dividend Program

On June 13, 2012, we announced that our board of directors approved the payment of a cash dividend of $0.03 per share in the first quarter of fiscal 2013.These $0.03 per share quarterly cash dividend payments continued into the second and third quarters of fiscal 2013. On November 27, 2012, we announced that our board of directors approved the payment of a special cash dividend of $0.50 per share, which was paid on December 28, 2012.

During the nine month period ending January 27, 2013, dividend payments totaled $7.2 million, of which $6.1 million represented the special cash dividend payment of $0.50 per share, and $1.1 million represented the quarterly dividend payments of $0.03 per share, respectively.

On February 27, 2013, we announced that our board of directors approved the payment of a quarterly cash dividend of $0.03 per share, to be paid on or about April 15, 2013, to shareholders of record as of the close of business on April 1, 2013.

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

Overview

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The nine months ended January 27, 2013, and January 29, 2012, represent 39 week periods, respectively. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources and sells fabrics to bedding manufacturers. The upholstery fabrics segment sources, manufactures and sells fabrics primarily to residential and commercial (contract) furniture manufacturers.

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

We reported net sales of $63.7 million for the third quarter of fiscal 2013, an increase of 5% compared with $60.4 million for the third quarter of fiscal 2012. Net sales were $198.4 million for the nine months ended January 27, 2013, an increase of 11% compared with $178.7 million for the nine months ended January 29, 2012. The higher sales primarily reflect improved demand and favorable customer response to our innovative designs and our diverse product line. Our global manufacturing platform has enhanced our ability to develop new products and meet the changing style demands of our customers.

We reported income before income taxes of $4.5 million in the third quarter of fiscal 2013, an increase of 57% compared with $2.9 million for the third quarter of fiscal 2012. We reported income before income taxes of $14.4 million for the nine months ended January 27, 2013, an increase of 66% compared with $8.7 million for the nine months ended January 29, 2012. These results primarily reflect the increase in net sales noted above and lower raw material costs in both of our business segments as compared to prior periods. The effects of these factors were partially offset by higher selling, general, and administrative expenses (SG&A). SG&A primarily increased due to higher incentive compensation accruals reflecting stronger financial results in relation to pre-established performance targets.

We reported net income of $2.8 million, or $0.23 per diluted share, in the third quarter of fiscal 2013, compared with net income of $1.8 million, or $0.14 per diluted share, in the third quarter of fiscal 2012. Net income for the third quarter of fiscal 2013 included income tax expense of $1.7 million, compared with income tax expense of $1.1 million for the third quarter of fiscal 2012.

We reported net income of $14.6 million, or $1.17 per diluted share, for the nine months ended January 27, 2013, compared with net income of $9.9 million, or $0.76 per diluted share, for the nine months ended January 29, 2012. Net income for the nine months ended January 27, 2013, included an income tax benefit of $188,000. This income tax benefit included a $12.1 million income tax benefit that was mostly recorded in the second quarter to reverse primarily all of the valuation allowance against our U.S. net deferred tax assets, offset by an income tax charge of $6.6 million in the second quarter to record the U.S. income tax effects of the undistributed earnings from our foreign subsidiaries located in Canada and China. Net income for the nine months ended January 29, 2012, included an income tax benefit of $1.2 million, which included a $4.4 million reversal that was recorded in the second quarter for a portion of the valuation allowance associated with our U.S. net deferred tax assets.

At January 27, 2013, our cash and cash equivalents and short-term investments totaled $24.7 million and exceeded our total debt (current maturities of long-term debt, long-term debt, and line of credit) of $7.3 million. Our cash and cash equivalents and short-term investments have decreased from $31.0 million at April 29, 2012, after spending $7.2 million for dividend payments, $5.0 million for common stock repurchases, $2.8 million for capital expenditures, and $2.4 million on long-term debt principal payments. This spending was significantly offset by net cash provided by operating activities of $10.8 million as compared to the $2.7 million for the nine months ended January 29, 2012.

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

During the nine months ended January 27, 2013, we purchased 502,595 shares of our common stock at a cost of $5.0 million and, as a result, we reached the $5.0 million limit authorized on June 13, 2012. As of January 27, 2013, there have been no repurchases of common stock on the $2.0 million limit that was authorized on August 29, 2012.

Since our common stock repurchase program was implemented in fiscal 2012, we have repurchased 1.1 million shares of common stock at a cost of $10.4 million.

On June 13, 2012, we announced that our board of directors approved the payment of a cash dividend of $0.03 per share in the first quarter of fiscal 2013.These $0.03 per share quarterly cash dividend payments continued into the second and third quarters of fiscal 2013. On November 27, 2012, we announced that our board of directors approved the payment of a special cash dividend of $0.50 per share, which was paid on December 28, 2012.

During the nine month period ending January 27, 2013, dividend payments totaled $7.2 million, of which $6.1 million represented the special cash dividend payment of $0.50 per share, and $1.1 million represented the quarterly dividend payments of $0.03 per share, respectively.

On February 27, 2013, we announced that our board of directors approved the payment of a quarterly cash dividend of $0.03 per share, to be paid on or about April 15, 2013, to shareholders of record as of the close of business on April 1, 2013.

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

Segment Analysis

The following tables set forth the company’s statement of operations by segment for the three and nine months ended January 27, 2013, and January 29, 2012.

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE THREE MONTHS ENDED JANUARY 27, 2013 AND JANUARY 29, 2012
(Unaudited)

(Amounts in thousands)

	THREE MONTHS ENDED

	Amounts			Percent of Total Sales
	January 27,	January 29,	% Over	January 27,	January 29,
Net Sales by Segment	2013	2012	(Under)	2013	2012

Mattress Fabrics	$35,513	34,719	2.3%	55.8%	57.4%
Upholstery Fabrics	28,182	25,731	9.5%	44.2%	42.6%

Net Sales	$63,695	60,450	5.4%	100.0%	100.0%

Gross Profit by Segment				Gross Profit Margin

Mattress Fabrics	$6,548	5,104	28.3%	18.4%	14.7%
Upholstery Fabrics	5,137	3,407	50.8%	18.2%	13.2%
Gross Profit	$11,685	8,511	37.3%	18.3%	14.1%

Selling, General and Administrative expenses by Segment				Percent of Sales

Mattress Fabrics	$2,382	1,970	20.9%	6.7%	5.7%
Upholstery Fabrics	3,360	2,653	26.6%	11.9%	10.3%
Unallocated Corporate expenses	1,080	895	20.7%	1.7%	1.5%
Selling, General and Administrative expenses	6,822	5,518	23.6%	10.7%	9.1%

Operating Income (loss) by Segment				Operating Income (Loss) Margin

Mattress Fabrics	$4,166	3,134	32.9%	11.7%	9.0%
Upholstery Fabrics	1,777	754	135.7%	6.3%	2.9%
Unallocated corporate expenses	(1,080)	(895)	20.7%	(1.7)%	(1.5)%

Operating income	$4,863	2,993	62.5%	7.6%	5.0%

Depreciation by Segment

Mattress Fabrics	$1,125	1,081	4.1%
Upholstery Fabrics	154	133	15.8%
Consolidated	1,279	1,214	5.4%

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE NINE MONTHS ENDED JANUARY 27, 2013 AND JANUARY 29, 2012
(Unaudited)

(Amounts in thousands)

	NINE MONTHS ENDED

	Amounts				Percent of Total Sales
	January 27,	January 29,		% Over	January 27,	January 29,
Net Sales by Segment	2013	2012		(Under)	2013	2012

Mattress Fabrics	$113,175	102,130		10.8%	57.0%	57.1%
Upholstery Fabrics	85,264	76,603		11.3%	43.0%	42.9%

Net Sales	$198,439	178,733		11.0%	100.0%	100.0%

Gross Profit by Segment					Gross Profit Margin

Mattress Fabrics	$21,708	16,180		34.2%	19.2%	15.8%
Upholstery Fabrics	14,974	9,932		50.8%	17.6%	13.0%
Subtotal	36,682	26,112		40.5%	18.5%	14.6%

Other non-recurring charges	-	(77)	(1)	(100.0)%	0.0%	(0.0)%

Gross Profit	36,682	26,035		40.9%	18.5%	14.6%

Selling, General and Administrative expenses by Segment					Percent of Sales

Mattress Fabrics	$7,197	6,094		18.1%	6.4%	6.0%
Upholstery Fabrics	9,857	8,186		20.4%	11.6%	10.7%
Unallocated Corporate expenses	4,618	2,715		70.1%	2.3%	1.5%
Consolidated	21,672	16,995		27.5%	10.9%	9.5%

Operating Income (loss) by Segment					Operating Income (Loss) Margin

Mattress Fabrics	$14,512	10,087		43.9%	12.8%	9.9%
Upholstery Fabrics	5,116	1,745		193.2%	6.0%	2.3%
Unallocated corporate expenses	(4,618)	(2,715)		70.1%	(2.3)%	(1.5)%
Subtotal	15,010	9,117		64.6%	7.6%	5.1%

Other non-recurring charges	-	(77)	(1)	(100.0)%	0.0%	(0.0)%

Operating income	$15,010	9,040		66.0%	7.6%	5.1%

Depreciation by Segment

Mattress Fabrics	$3,344	3,163		5.7%
Upholstery Fabrics	474	437		8.5%
Consolidated	3,818	3,600		6.1%

Three and Nine months ended January 27, 2013 compared with the Three and Nine Months ended January 29, 2012

Mattress Fabrics Segment

Net Sales

Mattress fabrics sales for the third quarter of fiscal 2013 were $35.5 million, an increase of 2% compared with $34.7 million for the third quarter of fiscal 2012. Net sales were $113.2 million for the nine months ended January 27, 2013, an increase of 11% compared with $102.1 million for the nine months ended January 29, 2012. We believe these results reflect the growing consumer demand for higher-end bedding and more decorative mattress fabrics such as those we produce. We are well positioned to meet this growing consumer demand with a manufacturing platform and flexible capacity that can produce a diverse line of products. In addition, we have the ability to leverage our design capabilities and expertise in the upholstery fabric business to enhance our product offering, as more upholstery type fabrics are being used in bedding products.

Although mattress fabrics sales have increased in comparison to prior periods, the rate of growth has slowed. This trend was especially pronounced in the later weeks of the third quarter, and appeared to be related to the softening demand in the bedding industry as compared to a year ago. Based on current business trends, we believe this overall decline in demand is continuing into the fourth quarter. This leads us to expect modestly lower net sales in the fourth quarter of fiscal 2013 compared to mattress fabric sales in the fourth quarter of fiscal 2012.

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

As part of the agreement, the new business will be fully funded and 100% owned by us. We have established a manufacturing facility located in Stokesdale, North Carolina, that is adjacent to our mattress fabric headquarters, providing favorable operating synergies with management and production in the same location. As a result, we will have two mirrored manufacturing facilities to serve our customer base and meet current and expected demand trends in the bedding industry. We have responsibility for all operating control of the new business, including capital expenditures and production and operating costs. We are currently projecting our capital investment in this facility to be approximately $600,000 for fiscal years 2013 and 2014. Lava is not required to invest capital into Culp-Lava.

During the second quarter of fiscal 2013, we have completed the initial equipment installation and conducted training for the start-up associates in this location. We commenced production in November 2012, and we currently expect to incrementally add more capacity for this product category to meet anticipated demand.

Gross Profit and Operating Income

For the third quarter of fiscal 2013, the mattress fabrics segment reported a gross profit of $6.5 million, an increase of 28% compared with $5.1 million for the third quarter of fiscal 2012. Gross profit margins were 18.4% and 14.7% of net sales in the third quarter of fiscal 2013 and 2012, respectively. SG&A for the third quarter of fiscal 2013 was $2.4 million or 7% of net sales, compared with $2.0 million, or 6% of net sales, for the third quarter of fiscal 2012.  Operating income was $4.2 million for the third quarter of fiscal 2013, an increase of 33% compared with $3.1 million for the third quarter of fiscal 2012. Operating margins were 12% and 9% of net sales in the third quarter of fiscal 2013 and 2012, respectively.

For the nine months ended January 27, 2013, the mattress fabrics segment reported a gross profit of $21.7 million, an increase of 34% compared with $16.2 million for the nine months ended January 29, 2012. Gross profit margins were 19% and 16% of net sales for the nine months ended in January 27, 2013 and January 29, 2012, respectively. SG&A for the nine months ended January 27, 2013, was $7.2 million, or 6.4% of net sales, compared with $6.1 million, or 6.0% of net sales, for the nine months ended January 29, 2012.  Operating income was $14.5 million for the nine months ended January 27, 2013 an increase of 44% compared with $10.1 million for the nine months ended January 29, 2012. Operating margins were 13% and 10% of net sales for the nine months ended January 27, 2013 and January 29, 2012, respectively.

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

Although our gross profit and operating income have increased in comparison to prior periods, net sales moderated later in our third quarter in connection with the softening industry demand, as noted above. Our growth in profitability did not slow in the third quarter as much as net sales did, due to higher profit margins. However, we do expect the slowing trend in year-over-year demand to affect our profit margins in the fourth quarter of fiscal 2013. Although we are currently projecting sequential growth in profits compared to the third quarter of this year, the current trends in demand are expected to result in a negative affect on the recent year-over-year growth trends in gross profit and operating income for this segment.

Segment assets

Segment assets consist of accounts receivable, inventory, a non-compete agreement associated with an acquisition, goodwill, and property, plant, and equipment.

As of January 27, 2013, accounts receivable and inventory totaled $34.6 million compared with $29.9 million at April 29, 2012. This increase primarily reflects increased business volume in fiscal 2013 compared to fiscal 2012.

As of January 27, 2013, property, plant and equipment totaled $28.1 million compared with $29.2 million at April 29, 2012.  The $28.1 million at January 27, 2013, represents property, plant, and equipment of $20.6 million and $7.5 million located in the U.S. and Canada, respectively. The $29.2 million at April 29, 2012, represents property, plant, and equipment of $21.2 million and $8.0 million located in the U.S. and Canada, respectively. The change in this segment’s property, plant, and equipment balance at January 27, 2013 compared with April 29, 2012, is due to depreciation expense of $3.3 million offset by capital spending of $2.2 million.

As of January 27, 2013 and April 29, 2012, the carrying value of the segment’s goodwill was $11.5 million. As of January 27, 2013, and April 29, 2012, the carrying values of the non-compete agreement were $222,000 and $333,000, respectively.

Upholstery Fabrics Segment

Net Sales

Upholstery fabric net sales (which include both fabric and cut and sewn kits) for the third quarter of fiscal 2013 were $28.2 million, a 10% increase compared with $25.7 million in the third quarter of fiscal 2012. Net sales of upholstery fabrics produced outside our U.S. manufacturing operations were $25.4 million in the third quarter of fiscal 2013, a 12% increase compared with $22.6 million in the third quarter of fiscal 2012. Net sales of upholstery fabrics produced by our U.S. manufacturing operations were $2.8 million in the third quarter of fiscal 2013, an 8% decrease compared with $3.1 million in the third quarter of fiscal 2012.

Upholstery fabric net sales for the nine months ended January 27, 2013 were $85.3 million, an 11% increase compared with $76.6 million for the nine months ended January 29, 2012. Net sales of upholstery fabrics produced outside our U.S. manufacturing operations were $75.6 million for the nine months ended January 27, 2013 a 12% increase compared with $67.3 million for the nine months ended January 29, 2012. Net sales of upholstery fabrics produced by our U.S. manufacturing operations were $9.7 million for the nine months ended January 27, 2013 a 4% increase compared with $9.3 million for the nine months ended January 29, 2012.

These results reflect improved demand, a positive customer response to our innovative designs, and new product introductions for key customers. Our design capabilities and capacity to offer innovative products at key price points has been an important advantage for us in expanding our sales in the global marketplace.

Our China produced fabrics continued to drive the growth of our non-U.S. produced sales, which accounted for 90% and 89% of our total upholstery fabric sales for the third quarter and the nine months ended January 27, 2013, respectively. Our China produced fabrics accounted for 88% of our total upholstery fabric sales in the third quarter and nine months ended January 29, 2012, respectively. Our China platform, now in its tenth year of operation, plays a major role in our global sales efforts, and we are pleased with the increasing level of fabric placements with customers in the U.S., China, and other countries.

Although our total net sales of upholstery fabrics have increased in comparison to prior periods, we currently expect net sales to be moderately lower in the fourth quarter of fiscal 2013 compared to fiscal 2012. This is partly due to the Chinese New Year holiday occurring in the fourth quarter of fiscal 2013 compared with occurring in the third quarter of fiscal 2012. In addition, we are not expecting industry demand to be as strong in the fourth quarter of fiscal 2013 compared with the fourth quarter of fiscal 2012.

Gross Profit and Operating Income

For the third quarter of fiscal 2013, the upholstery fabrics segment reported a gross profit of $5.1 million, an increase of 51% compared with $3.4 million for the third quarter of fiscal 2012. Gross profit margins were 18% and 13% of net sales in the third quarter of fiscal 2013 and 2012, respectively. SG&A for the third quarter of fiscal 2013 was $3.4 million or 12% of net sales, compared with $2.7 million or 10% of net sales for the third quarter of fiscal 2012.  Operating income was $1.8 million for the third quarter of fiscal 2013, compared with $754,000 for the third quarter of fiscal 2012. Operating margins were 6% and 3% of net sales in the third quarter of fiscal 2013 and 2012, respectively.

For the nine months ended January 27, 2013, the upholstery fabrics segment reported a gross profit of $15.0 million, an increase of 51% compared with $9.9 million for the nine months ended January 29, 2012. Gross profit margins were 18% and 13% of net sales for the nine months ended January 27, 2013 and January 29, 2012, respectively. SG&A for the nine months ended January 27, 2013 was $9.9 million or 11.6% of net sales, compared with $8.2 million, or 10.7% of net sales for the nine months ended January 29, 2012, respectively. Operating income was $5.1 million for the nine months ended January 27, 2013, compared with $1.7 million for the nine months ended January 29, 2012, respectively. Operating margins were 6% and 2% of net sales for the nine months ended January 27, 2013 and January 29, 2012, respectively.

Our increase in profitability represents higher sales volume, improved operating efficiencies from both our China and domestic manufacturing operations, improved margins on new products and the recent stabilization of raw material costs. However, results reflect increased SG&A due to an increase in incentive compensation accruals reflecting stronger financial results in relation to pre-established performance targets.

We experienced modest sales and significant profit improvement during the first nine months of fiscal 2013 from our U.S. operations, with increased demand for both velvet and woven texture fabrics. These demand trends did not continue into the third quarter of fiscal 2013, as U.S. produced sales fell slightly. However, the U.S. upholstery operating income has continued to report significantly higher profits throughout the first three quarters of the year. As a result of our efforts to improve productivity, we have a much more efficient operation with higher capacity utilization than a year ago. In addition, raw material costs have stabilized compared to previous quarters. We have continued to work to manage our production costs and introduce new value-added products. All of these factors had a favorable impact on the performance of our U.S. upholstery fabric operation, resulting in significantly higher profit margins.

During fiscal 2013, we continued our efforts to develop our Culp Europe operation located in Poland. However, the ongoing uncertainties related to the European economy have affected this business. While this is creating challenges for the near term, we remain optimistic about the future opportunities for Culp Europe to enhance our global sales as business conditions improve.

As noted above, several factors lead us to expect moderately lower upholstery fabrics net sales in the fourth quarter of fiscal 2013 as compared to the fourth quarter of fiscal 2012. This trend in net sales, including lower industry demand in the quarter as compared to a year ago, is expected to negatively afffect the recent year-over-year growth trends in gross profit and operating income for the upholstery fabrics segment.

Also, we currently expect our results in the fourth quarter of fiscal 2013 to include a decrease in SG&A as compared to each of the first three quarters of fiscal 2013. This decrease is primarily due to a larger portion of our incentive compensation has been incurred during the first nine months of fiscal 2013 than in fiscal 2012, in which most of the incentive compensation was incurred during the last six months of that year.

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant, and equipment.  As of January 27, 2013, accounts receivable and inventory totaled $31.8 million compared to $31.5 million at April 29, 2012. This increase primarily reflects increased business volume in fiscal 2013 compared to fiscal 2012.

As of January 27, 2013 and April 29, 2012, property, plant, and equipment totaled $1.1 million. The $1.1 million at January 27, 2013, represents property, plant, and equipment located in the U.S. of $906,000, located in China of $155,000, and located in Poland of $86,000. The $1.1 million at April 29, 2012, represents property, plant, and equipment located in the U.S. of $837,000, located in China of $183,000, and located in Poland of $104,000.

Other Income Statement Categories

Selling, General and Administrative Expenses

Selling, general, and administrative (SG&A) expenses for the company as a whole were $6.8 million for the third quarter of fiscal 2013 and increase of 24% compared with $5.5 million for the third quarter of fiscal 2012. As a percent of net sales, SG&A expenses were 11.0% in the third quarter of fiscal 2013 compared with 9% in the third quarter of fiscal 2012. SG&A expenses for the company as a whole were $21.7 million for the nine months ended January 27, 2013, compared with $17.0 million for the nine months ended January 29, 2012. As a percent of net sales, SG&A expenses were 10.9% for the nine months ended January 27, 2013, compared with 9.5% for the nine months ended January 29, 2012.

These increases in SG&A primarily represent an increase in our incentive compensation accruals reflecting stronger financial results in relation to pre-established performance targets in fiscal 2013 compared to the same periods in fiscal 2012.

However, this trend is not expected to continue in the fourth quarter of fiscal 2013, as a larger portion of the incentive compensation has been incurred during the first nine months of fiscal 2013, than in fiscal 2012, in which most of the incentive compensation was incurred during the last six months of that year.

Interest Expense (Income)

Interest expense for the third quarter of fiscal 2013 was $145,000 compared with $181,000 for the third quarter of fiscal 2012. Interest expense for the nine months ended January 27, 2013 was $491,000 compared with $590,000 for the nine months ended January 29, 2012. This trend reflects lower outstanding balances of long-term debt.

Interest income was $105,000 for the third quarter of fiscal 2013 compared to $148,000 for the third quarter of fiscal 2012. Interest income was $328,000 for the nine months ended January 27, 2013 compared with $387,000 for the nine months ended January 29, 2012. This trend reflects lower cash and cash equivalents and short term investment balances in fiscal 2013 compared with fiscal 2012. Our cash and cash equivalents and short term investment balances our lower in fiscal 2013 compared with fiscal 2012 due to common stock repurchases and dividend payments totaling $12.2 million in fiscal 2013, compared with common stock repurchases totaling $5.4 million in fiscal 2012. We did not have dividend payments in fiscal 2012.

Other Expense

Other expense for the third quarter of fiscal 2013 was $300,000 compared with $83,000 for the third quarter of fiscal 2012. Other expense for the nine months ended January 27, 2013 was $421,000 compared with $132,000 for the nine months ended January 29, 2012. This change in other expense primarily reflects fluctuations in the foreign currency exchange rates of our subsidiaries domiciled in China.

Income Taxes

Effective Income Tax Rate

We recorded an income tax benefit of $188,000, or 1.3% of income before income tax expense, for the nine month period ended January 27, 2013, compared to an income tax benefit of $1.2 million, or 13.4% of income before income tax expense, for the nine month period ended January 29, 2012. Our effective income tax rates for the nine month periods ended January 27, 2013 and January 29, 2012 were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The income tax benefit for the nine month period ended January 27, 2013 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate was reduced by 84% for a reduction in our valuation allowance associated with our U.S. net deferred income tax assets. This 84% reduction in our income tax rate is due to a change in judgment about the realization of our U.S. net deferred income tax assets in future years. Since the realization of our U.S. net deferred income tax assets is a result of a change in  judgment about future years we recorded an income tax benefit of $12.1 million that represents a discrete event in which the full tax effects were recorded for the nine month period ending January 27, 2013.

●
The income tax rate was increased by 46% for the establishment of a deferred tax liability for U.S. income taxes that will be paid upon repatriation of undistributed earnings from our foreign subsidiaries located in Canada and China. This 46% increase in our income tax rate is due to a change in judgment in which our prior years' accumulated earnings and profits associated with our subsidiaries located in Canada and China are no longer considered indefinitely reinvested. Since the establishment of our deferred tax liability is a result of a change in judgment about prior years' accumulated earnings and profits we recorded an income tax charge of $6.6 million that represents a discrete event in which the full tax effects were recorded for the nine month period ending January 27, 2013.

●
The income tax rate was reduced by 6% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●	The income tax rate was increased by 5% for an increase in unrecognized tax benefits.

●	The income tax rate was increased by 1% for the establishment of a valuation allowance against our net deferred tax assets associated with our Culp Europe operation located in Poland.

●	The income tax rate was increased by 2.7% for stock-based compensation and other miscellaneous items.

The income tax benefit for the nine month period ended January 29, 2012 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate was reduced by 50% for a reduction in our valuation allowance associated with our U.S. net deferred income tax assets. This 50% reduction in our income tax rate is due to a change in judgment about the realization of our U.S. net deferred income tax assets in future years. Since the realization of our U.S. net deferred income tax assets is a result of a change in judgment about future years we recorded an income tax benefit of $4.4 million that represents a discrete event in which the full tax effects were recorded for nine month period ending January 29, 2012.

●
The income tax rate was reduced by 7% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●	The income tax rate was increased by 7% for an increase in unrecognized tax benefits.

●	The income tax rate was increased by 2.6% for stock-based compensation and other miscellaneous items.

Deferred Income Taxes

Summary

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessment at January 27, 2013, we recorded a partial valuation allowance of $926,000, of which $719,000 pertained to certain U.S. state net operating loss carryforwards and credits and $207,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at April 29, 2012, we recorded a partial valuation allowance of $12.8 million against our net deferred tax assets associated with our U.S. operations.

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at January 27, 2013 and April 29, 2012, respectively.

United States

Our net deferred tax asset regarding our U.S. operations primarily pertained to incurring significant U.S. pre-tax losses over prior fiscal years, with U.S. loss carryforwards totaling $59.9 million at April 29, 2012. Due to the favorable results of our multi-year restructuring process and profit improvements made in our upholstery fabric operations and key acquisitions and capital investments made for our mattress fabric segment, on a cumulative three-year basis ending April 29, 2012 (the end of our fiscal 2012), our U.S. operations earned a pre-tax income of $11.9 million. This trend continued through the second quarter of fiscal 2013, as our U.S. operations earned a pretax income of $3.4 million.

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

As a result of our assessment during the second quarter of fiscal 2013, we recorded a deferred tax liability and corresponding income tax charge of $6.6 million. This $6.6 million income tax charge was treated as a discrete event in which the full tax effects of this adjustment were recorded in the nine month period ended January 27, 2013, as it pertained to a change in judgment on prior periods’ earnings of a foreign subsidiary that will be indefinitely reinvested.

At January 27, 2013, we had accumulated earnings and profits from our foreign subsidiaries totaling $56.3 million. At January 27, 2013, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries included U.S. income and foreign withholding taxes totaling $21.9 million offset by U.S. foreign income tax credits of $15.1 million.

Based on the positive evidence at the end of our second quarter of fiscal 2013, as supported by our cumulative earnings history, current and expected earnings improvement driven by our U.S. mattress fabric operations, and the significant source of U.S. taxable income from the undistributed earnings of our foreign subsidiaries, we recorded an income tax benefit of $12.2 million to reverse primarily all of the valuation allowance against our U.S. net deferred tax assets. In the third quarter of fiscal 2013, we recorded an income tax charge of $103,000, due to a change in our second quarter estimate of the recoverability of our U.S. state net loss operating carryforwards. This total $12.1 million income tax benefit was treated as a discrete event in which the full tax effects of this adjustment were recorded in the nine month period ended January 27, 2013, as it pertained to a change in judgment about future years.

After our valuation allowance reversal of $12.1 million, we have a remaining valuation allowance against our U.S. net deferred tax assets totaling $719,000 as of January 27, 2013. This valuation allowance pertains to certain U.S. state net operating loss carryforwards and credits in which it is “more likely than not” that these U.S. state net operating loss carryforwards and credits will not be realized prior to their respective expiration dates.

Poland

During the third quarter of fiscal 2011, we established Culp Europe, a wholly-owned subsidiary located in Poland. Due to the initial start up costs of setting up this operation and the current state of the European economy, this operation had recorded cumulative pre-tax losses totaling $1.1 million through the second quarter of fiscal 2013.

Based on the negative evidence at the end of our second quarter of fiscal 2013, as supported by our cumulative loss history and the short carryforward period of 5 years imposed by the Polish government, we recorded a full valuation allowance and corresponding income tax charge of $207,000 against Culp Europe’s net deferred tax assets. Of this $207,000 income tax charge, $115,000 was treated as a discrete event in which the full tax effects of this adjustment were recorded in the nine month period ended January 27, 2013, as it pertained to a change in judgment about future years. The remaining income tax charge of $92,000 was included in the computation of the annual effective rate for fiscal 2013 as the pre-tax net loss associated with this income tax charge originated during the current fiscal year.

Overall

At January 27, 2013, the current deferred tax asset of $4.1 million represents $3.8 million and $329,000 from our operations located in the U.S. and China, respectively. At April 29, 2012, the current deferred tax asset of $2.5 million represents $2.1 million and $405,000 from our operations located in the U.S. and China, respectively. At January 27, 2013, the non-current deferred tax asset of $4.2 million represents $3.4 million and $793,000 from our operations located in the U.S. and China, respectively. At April 29, 2012, the non-current deferred tax asset of $3.2 million represents $2.1 million, $1.0 million, and $115,000 from our operations located in the U.S., China, and Poland, respectively. At January 27, 2013 and April 29, 2012, the non-current deferred tax liability of $856,000 and $705,000, respectively, pertains to our operation located in Canada.

Uncertainty In Income Taxes

At January 27, 2013, we had $13.1 million of total gross unrecognized tax benefits, of which $4.2 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. Of the $13.1 million in gross unrecognized tax benefits as of January 27, 2013, $8.9 million were classified as net non-current deferred income taxes and $4.2 million were classified as income taxes payable –long-term in the accompanying consolidated balance sheets.

We estimate that the amount of gross unrecognized tax benefits will increase by approximately $821,000 for fiscal 2013. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

Although we reported an income tax benefit of $188,000 and $1.2 million for the nine months ended January 27, 2013 and January 29, 2012, respectively, we pay income taxes associated with our subsidiaries located in China and Canada. We had income tax payments totaling $2.3 million and $1.9 million for the nine months ended January 27, 2013 and January 29, 2012, respectively.

Liquidity and Capital Resources

Liquidity

Our sources of liquidity include cash and cash equivalents, short-term investments, cash flow from operations, and amounts available under our unsecured revolving credit lines. These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our present cash and cash equivalents and short-term investment balance of $24.7 million at January 27, 2013, cash flow from operations, and current availability under our unsecured revolving credit lines will be sufficient to fund our business needs and contractual obligations.

At January 27, 2013, our cash and cash equivalents and short-term investments totaled $24.7 million, exceeded our total debt (current maturities of long-term debt, long-term debt, and line of credit) of $7.3 million. On August 11, 2012, we paid our required annual principal payment of $2.2 million associated with our unsecured senior term notes.

Our cash and cash equivalents and short-term investments of $24.7 million at January 27, 2013, decreased from $31.0 million at April 29, 2012, after spending $7.2 million for dividend payments, $5.0 million for common stock repurchases, $2.8 million for capital expenditures, and $2.4 million on long-term debt principal payments. This spending was significantly offset by net cash provided by operating activities of $10.8 million as compared to $2.7 million for the nine months ended January 29, 2012.

Our cash and cash equivalents and short-term investment balance may be adversely affected by factors beyond our control, such as weakening industry demand and delays in receipt of payment on accounts receivable.

Common Stock Repurchases

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

During the nine months ended January 27, 2013, we purchased 502,595 shares of our common stock at a cost of $5.0 million and, as a result, we reached the $5.0 million limit authorized on June 13, 2012. As of January 27, 2013, there have been no repurchases of common stock on the $2.0 million limit that was authorized on August 29, 2012.

Since our common stock repurchase program was implemented in fiscal 2012, we have repurchased 1.1 million shares of common stock at a cost of $10.4 million.

Dividend Payments

On June 13, 2012, we announced that our board of directors approved the payment of a cash dividend of $0.03 per share in the first quarter of fiscal 2013.These $0.03 per share quarterly cash dividend payments continued into the second and third quarters of fiscal 2013. On November 27, 2012, we announced that our board of directors approved the payment of a special cash dividend of $0.50 per share, which was paid on December 28, 2012.

During the nine month period ending January 27, 2013, dividend payments totaled $7.2 million, of which $6.1 million represented the special cash dividend payment of $0.50 per share, and $1.1 million represented the quarterly dividend payments of $0.03 per share, respectively.

On February 27, 2013, we announced that our board of directors approved the payment of a quarterly cash dividend of $0.03 per share, to be paid on or about April 15, 2013, to shareholders of record as of the close of business on April 1, 2013.

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

Working Capital

Accounts receivable at January 27, 2013, were $24.3 million, an increase of $2.2 million or 10% compared with $22.0 million at January 29, 2012. This increase in accounts receivable is due to our net sales increase of 5% in the third quarter of fiscal 2013 compared with the third quarter of 2012, and the increase in our days’ sales outstanding from 31 days during the third quarter of fiscal 2012 to 32 days in the third quarter of fiscal 2013. This increase in days’ sales outstanding is primarily due to certain customers associated with our mattress fabric segment not taking advantage of sales discounts in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012.

Inventories as of January 27, 2013, were $42.2 million, an increase of $9.3 million, or 28%, compared with $32.9 million at January 29, 2012. This increase primarily reflects increased business volume in both our business segments in fiscal 2013 compared with fiscal 2012. Inventory turns for the third quarter of fiscal 2013 were 5.3 compared with 6.2 for the third quarter of fiscal 2012.

Accounts payable-trade as of January 27, 2013, were $26.2 million, an increase of $2.7 million, or 12% compared with $23.5 million at January 29, 2012. This increase primarily reflects increased business volume and inventory purchases in both our business segments in fiscal 2013 compared with fiscal 2012.

Operating working capital (comprised of accounts receivable and inventories, less accounts payable-trade and capital expenditures) was $40.2 million at January 27, 2013 compared with $31.4 million at January 29, 2012. Working capital turnover was 7.9 and 8.7 during the quarters ended January 27, 2013, and January 29, 2012, respectively.

Financing Arrangements

Unsecured Term Notes

In connection with the 2008 Bodet & Horst acquisition, we entered into a note agreement dated August 11, 2008. This agreement provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The principal payments are payable over an average term of 2.5 years through August 11, 2015. This agreement contains customary financial and other covenants as defined in the agreement.

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

Revolving Credit Agreement – United States

We have an unsecured Amended and Restated Credit Agreement that provides for a revolving loan commitment of $7.6 million and is set to expire on August 25, 2013. This agreement provides for a pricing matrix to determine the interest rate payable on loans made under the agreement (applicable interest rate of 1.8% at January 27, 2013). At January 27, 2013, there was a $195,000 outstanding letter of credit (all of which related to workers compensation). As of April 29, 2012, there were no outstanding letters of credit. At January 27, 2013 and April 29, 2012, there were no borrowings outstanding under the agreement.

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit of up to 40 million RMB (approximately $6.4 million USD at January 27, 2013), expiring on September 2, 2013. This agreement has an interest rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of January 27, 2013 and April 29, 2012.

Revolving Credit Agreement – Europe

On January 17, 2012, we entered into an unsecured credit agreement associated with our operations in Poland that provides for a line of credit of up to 6.8 million Polish Zloty (approximately $2.2 million USD at January 27, 2013). This agreement bears interest at WIBOR (Warsaw Interbank Offered Rate) plus 2% (applicable interest rate of 6.0% at January 27, 2013). On January 8, 2013, this agreement was amended to extend the expiration date from January 15, 2013 to August 25, 2013.

At January 27, 2013, $576,000 (1.8 million Polish Zloty) in borrowings were outstanding under this agreement. At April 29, 2012, $889,000 (2.8 million Polish Zloty) in borrowings were outstanding under this agreement.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At January 27, 2013, the company was in compliance with these financial covenants.

At January 27, 2013, the principal payment requirements of long-term debt during the next three years are: Year 1 – $2.4 million; Year 2 - $2.2 million; and Year 3 - $2.2 million.

Capital Expenditures and Depreciation

Capital expenditures on an accrual basis for the nine months ended January 27, 2013 and January 29, 2012, were $2.6 million and $3.6 million, respectively. Capital expenditures for the nine months ended January 27, 2013 and January 29, 2012, mostly related to the mattress fabrics segment. Depreciation expense for the nine months ended January 27, 2013 and January 29, 2012, was $3.8 million and $3.6 million, respectively. Depreciation expense for the nine months ended January 27, 2013 and January 29, 2012, primarily related to the mattress fabrics segment.

For fiscal 2013, we currently expect capital expenditures on an accrual basis to be approximately $4.5 million compared with $5.9 million in fiscal 2012 and $6.3 million in fiscal 2011. Planned capital expenditures for fiscal 2013 primarily relate to the mattress fabrics segment. For fiscal 2013, depreciation expense is projected to be $5.1 million, which primarily relates to the mattress fabrics segment. These are management’s current expectations only, and changes in our business needs could cause changes in plans for capital expenditures and expectations for related depreciation expense.

We currently expect capital expenditures and depreciation expense in fiscal 2014 to be comparable to fiscal 2013.

Critical Accounting Policies and Recent Accounting Developments

As of January 27, 2013, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended April 29, 2012.

Refer to Note 2 located in the notes to the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended April 29, 2012.

Contractual Obligations

Cash Surrender Value – Life Insurance

On December 27, 2012, we entered into an agreement (the “Agreement”)with our Chairman of the Board and his irrevocable trust (the “Trust”) dated December 11, 2012. As a result of this agreement, a previous split dollar life insurance agreement in which we purchased a policy on the life of our Chairman of the Board and his spouse, in which we retained ownership of the policy, paid premiums to support the policy, had the right to receive the cash surrender value of the policy upon the second to die of our Chairman of the Board and his spouse, with the Trust receiving the remainder of the policy’s death benefit ($8.0 million), was terminated. In connection with the termination of the previous split dollar life insurance agreement, we transferred the life insurance policy to the Trust and received cash proceeds in the amount of the cash surrender value of the policy totaling $626,000. Also, the Agreement required us to pay our Chairman of the Board during the period of his continued employment, but in an event no longer than twelve years, additional compensation totaling $60,000 annually.

Purchase Commitments

At January 27, 2013 and April 29, 2012, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $1.1 million and $1.2 million, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our revolving credit lines. At January 27, 2013, our U.S. revolving credit agreement provides for a pricing matrix to determine the interest rate payable on loans made under this agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. At January 27, 2013, there were no borrowings outstanding under our U.S. or China revolving credit lines. On January 27, 2013, our revolving credit line associated with our operation in Europe bears interest at a rate of WIBOR plus 2% and had borrowings outstanding of $576,000.

We are not exposed to market risk from changes in interest rates on our long-term debt. Our unsecured term notes have a fixed interest rate of 8.01%, and the loan associated with the Government of Quebec is non-interest bearing.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in China, Canada, and Poland. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and Poland, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates at January 27, 2013, would not have had a significant impact on our results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 27, 2013, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended January 27, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

There have not been any material changes to our legal proceedings during the nine months ended January 27, 2013. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 12, 2012 for the fiscal year ended April 29, 2012.

Item 1A.  Risk Factors

There have not been any material changes to our risk factors during the nine months ended January 27, 2013. Our risk factors are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 12, 2012 for the fiscal year ended April 29, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Sales Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 29, 2012 to December 2, 2012	-	-	-	$ 2,000,000
December 3, 2012 to December 30, 2012	-	-	-	$ 2,000,000
December 31, 2012 to January 27, 2013	-	-	-	$ 2,000,000
Total	-	-	-	$ 2,000,000

(1)
On June 13, 2012, we announced that our board of directors approved a new authorization for us to acquire up to $5.0 million of our common stock, and this authorization was reached through common stock repurchases through September 2, 2012. On August 29, 2012, we announced that our board of directors approved a new authorization for us to acquire up to $2.0 million of our common stock.

Item 6.  Exhibits

The following exhibits are submitted as part of this report.

3(i)
Articles of Incorporation of the company, as amended, were filed as Exhibit 3(i) to the company’s Form 10-Q for the quarter ended July 28, 2002, filed September 11, 2002 (Commission File No. 001-12597), and are incorporated herein by reference.

3 (ii)	Restated and Amended Bylaws of the company, as amended November 12, 2007, were filed as Exhibit 3.1 to the company’s Form 8-K dated November 12, 2007, and incorporated herein by reference.

10.1	Agreement dated December 27, 2012 between Culp Inc., Robert G. Culp III, and Robert G. Culp III Irrevocable Trust dated December 11, 2012, filed as Exhibit 10.1 to the company's Form 8-K filed December 28, 2012, and is incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

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

CULP, INC.
(Registrant)

Date: March 8, 2013	By:	/s/ Kenneth R. Bowling
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