Form 10-K
period 2012-04-28
CULP INC
filed 2013-07-12
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 1O-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 28, 2013

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
Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐  NO  ☒

As of April 28, 2013, 12,224,894 shares of common stock were outstanding.  As of October 28, 2012, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $119,511,612 based on the closing sales price of such stock as quoted on the New York Stock Exchange (NYSE), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A of the Securities and Exchange Commission in connection with its Annual Meeting of Shareholders to be held on September 17, 2013 are incorporated by reference into Part III of this Form 10-K.

CULP, INC.
FORM 10-K REPORT

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

Parts I and II of this report contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934).  Such statements are inherently subject to risks and uncertainties. Further, forward-looking statements are intended to speak only as of the date on which they are made, and we disclaim any duty to update such statements.  Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “estimate,” “plan” and “project” and their derivatives, and include but are not limited to statements about expectations for our future operations, production levels, sales, gross profit margins, operating income, SG&A or other expenses, earnings, cash flow, and other performance measures, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions.  Decreases in these economic indicators could have a negative effect on our business and prospects.  Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely.  Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in the value of the U.S. dollar versus other currencies could affect our financial results because a significant portion of our operations are located outside the United States.  Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on our sales in the U.S. of products produced in those places.  Also, economic and political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets.  Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements are included in the “Risk Factors” section of this report in Item 1A.

PART 1

ITEM 1.  BUSINESS

Overview

Culp, Inc. manufactures, sources, and markets mattress fabrics used for covering mattresses, box springs, and foundations and upholstery fabrics primarily for use in production of upholstered furniture.  The company competes in a fashion-driven business, and we continue to differentiate ourselves by focusing on product innovation and new product introductions. In addition, Culp places great emphasis on providing excellent and dependable service to our customers and protecting our financial strength, allowing us to maintain our position as a creative, trusted and reliable supplier of fabrics to bedding and furniture manufacturers.

We believe Culp is the largest producer of mattress fabrics in North America and one of the largest marketers of upholstery fabrics for furniture in North America, measured by total sales.  We have two operating segments — mattress fabrics and upholstery fabrics.  The mattress fabric business markets mostly woven and knitted fabrics, and sewn covers made from those fabrics, which are used primarily in the production of bedding products, including mattresses, box springs, and foundations.  The upholstery fabric business markets a variety of fabric products that are used in the production of upholstered furniture, such as, sofas, recliners, chairs, loveseats, sectionals, and sofa-beds.  Culp primarily markets upholstery fabrics that have broad appeal in the “good” and “better” priced categories of furniture and bedding.

Culp markets a variety of fabrics in different categories to its global customer base, including fabrics produced at our manufacturing facilities and fabrics produced by other suppliers.  We had fourteen active manufacturing plants and distribution facilities as of the end of fiscal 2013, which are located in North and South Carolina; Quebec, Canada; Shanghai, China; and Poznan, Poland.  We also source fabrics from other manufacturers, located mostly in China and Turkey, with those fabrics being produced specifically for Culp and created by Culp designers.  We operate distribution centers in North Carolina and Shanghai, China to facilitate distribution of our products, and we recently opened a new distribution facility in Poznan, Poland.  Over the past decade, the portion of total company sales represented by fabrics produced outside of the U.S. and Canada has increased, while sales of goods produced in the U.S. have decreased.  This trend is due primarily to the upholstery fabrics segment, where approximately 90% of our sales now consist of fabrics produced in China.

Total net sales in fiscal 2013 were $268.8 million.  The mattress fabrics segment had net sales of $154.0 million (57.3% of total net sales), while the upholstery fabrics segment had net sales of $114.8 million (42.7% of total net sales).

During fiscal 2013, both segments continued to build upon strategic initiatives and structural changes made over the last several years.  The flexible manufacturing and sourcing platform created through these changes has allowed Culp to place increasing focus on product innovation and introduction of new designs.  Our ability to differentiate our products has helped drive our sales growth the past two years, even as the home furnishings industry has continued to experience weak and uneven business conditions. At the same time, management has focused on following a disciplined capital allocation strategy in this environment.

The bedding and furniture industries were strongly affected by the economic downturn that occurred beginning in fiscal 2008.  In particular, a large decline in the housing industry had a significant negative impact on demand for home furnishings.  Industry strength and demand for our products has improved somewhat during the past few years, although business conditions have not improved to the levels seen before the economic downturn.  During the same period, we have experienced positive responses from customers to our innovative designs and new products introduced during these years, and our sales and profits have responded accordingly.  Net sales for fiscal 2013 represented the fourth consecutive year of increased revenues, and our pre-tax income levels for 2013 reached their highest levels in more than 15 years.  An increasing percentage of our sales is now based on new product introductions.

The mattress fabrics segment has made strategic investments in capital projects and expansion initiatives in recent years, and maintained a flexible approach to its sources of fabrics, while dealing with challenging industry conditions.  These expenditures provided increased manufacturing capacity and more efficient equipment for this segment, as well as two successful acquisitions.  During fiscal 2013, this segment announced a new joint marketing agreement to market sewn mattress covers, with the establishment of a new production facility, and late in the year we announced further initiatives to enhance this part of its business.

Our upholstery fabrics segment has undergone major changes over the past decade, transforming from a U.S.-based manufacturing operation with large amounts of fixed assets to a more flexible variable cost model, with most fabrics sourced in China. At the same time we have maintained control over the key components of fabric production such as design, finishing, quality control and distribution.  These changes involved a multi-year restructuring process that ended in fiscal 2009, during which time our upholstery fabric sales declined considerably.  The trend of declining upholstery fabric revenues has reversed, and sales in this segment have now increased for each of the past four fiscal years.  Since the end of the multi-year restructuring, we have focused on product development and marketing, including the exploration of new markets.  A part of this effort has been the establishment of a new marketing and distribution operation in Poland, known as Culp Europe.

Additional information about trends and developments in each of our business segments is provided in the “Segments” discussion below.

General Information

Culp, Inc. was organized as a North Carolina corporation in 1972 and made its initial public offering in 1983.  Since 1997, our stock has been listed on the New York Stock Exchange and traded under the symbol “CFI.” Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30.  Our executive offices are located in High Point, North Carolina. References in this document to “Culp,” the “company,”  “we,” “our,” and “us” refer to Culp, Inc. and its consolidated subsidiaries.

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

Segments

Our two operating segments are mattress fabrics and upholstery fabrics.  The following table sets forth certain information for each of our segments.

	Sales by Fiscal Year ($ in Millions) and Percentage of Total Company Sales
Segment	Fiscal 2013		Fiscal 2012		Fiscal 2011
Mattress Fabrics	$154.0	(57%)	$145.5	(57%)	$122.4	(56%)
Upholstery Fabrics
Non-U.S.-Produced	$102.1	(38%)	$95.5	(38%)	$81.2	(37%)
U.S.-Produced	$12.7	(5%)	$13.4	(5%)	$13.2	(6%)
Total Upholstery	$114.8	(43%)	$108.9	(43%)	$94.4	(44%)
Total company	$268.8	(100%)	$254.4	(100%)	$216.8	(100%)

Additional financial information about our operating segments can be found in Note 16 to the Consolidated Financial Statements included in Item 8 of this report.

Mattress Fabrics.  The mattress fabrics segment, also known as Culp Home Fashions, manufactures and markets mattress fabric to bedding manufacturers.  These fabrics encompass woven jacquard fabrics, knitted fabrics, and some converted fabrics.  Culp Home Fashions has manufacturing facilities located in Stokesdale and High Point, North Carolina, and St. Jerome, Quebec, Canada.  One Stokesdale plant and the St. Jerome plant both manufacture and finish jacquard (damask) fabric.  The main Stokesdale plant also finishes knitted fabric, and houses the division offices and finished goods distribution capabilities, while the High Point facility houses most of our knitted mattress fabrics manufacturing operations.  During fiscal 2013, the mattress fabrics division established a second plant in Stokesdale to produce cut and sewn mattress covers, a growing product category that is used mostly by producers of specialty (non-innerspring, hybrid) bedding.  We have also maintained flexibility in our supply of the major categories of mattress fabrics.  All woven jacquard and knitted fabrics can be produced in multiple facilities, (internal or external to the company) providing us with mirrored, reactive capacity involving state-of-the-art capabilities across facilities.

Culp Home Fashions had capital expenditures during the period fiscal 2005 through 2013 totaling approximately $42 million, which primarily provided for increased knit machine capacity, faster and more efficient weaving machines, and the initial capital required for our sewn cover business.  These capital expenditures also provided high technology finishing equipment for woven and knitted fabric.  In order to maintain our leading edge technology and support modernization and expansion projects, we expect steady year-to-year capital investments in the mattress fabrics segment.

The Bodet & Horst USA, LP acquisition in fiscal 2009 allowed us to enhance and secure our competitive position, as we invested $11.4 million to purchase the manufacturing operation that had been serving as our primary source of knitted mattress fabric.  The completion of this acquisition not only secured our supply of knitted mattress fabrics, but also allowed for improved supply logistics, greater control of product development, and accelerated responsiveness to our customers.  Since the acquisition, we have made further investments in knitting machines and finishing equipment, increasing our internal production capacity substantially.

Our new sewn mattress cover facility, established during fiscal 2013, participates in a joint marketing agreement for the production and marketing of sewn mattress covers and represents a further step in our efforts to respond to industry demands.  The new marketing venture is known as Culp-Lava Applied Sewn Solutions (CLASS), and is a joint marketing effort with A. Lava & Son Co. of Chicago, a leading provider of mattress covers.  This new manufacturing operation, located near our other plants in North Carolina, involves leased space and a limited capital investment in equipment.  Teaming with A. Lava & Son allows us to have two mirrored manufacturing facilities and greater flexibility in meeting demand for mattress covers from bedding producers.

Upholstery Fabrics.  The upholstery fabrics segment markets fabrics for residential furniture, including synthetic leathers, velvets, woven jacquards, woven dobbies, and suedes.  This segment operates fabric manufacturing facilities in Anderson, South Carolina, and Shanghai, China.  We market fabrics produced in these two locations, as well as a variety of upholstery fabrics sourced from third party producers, mostly in China.  In the past fiscal year, sales of non-U.S. produced upholstery accounted for almost 90% of our upholstery fabric sales.

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

During the time that our U.S. upholstery operations were being reduced, we established operations in China and gradually expanded them over time to include a variety of activities.  The facilities near Shanghai now include fabric sourcing, finishing, quality control and inspection operations, as well as a plant where sourced fabrics are cut and sewn into “kits” made to specifications of furniture manufacturing customers.  More recent developments in our China operations include expansion of our product development and design capabilities in China and further strengthening of key strategic partnerships with mills.  We also expanded our marketing efforts to sell our China products in countries other than the U.S., including the Chinese local market.  Another recent trend that has benefitted the upholstery segment is the increasing use of upholstery-type fabrics in bedding, which allows us to cross-market our upholstery products and design capabilities with our mattress fabrics division.

We established a new subsidiary called Culp Europe during fiscal 2011, which is a marketing and distribution operation based in Poland, in an area with a high concentration of furniture suppliers.  This operation targets furniture manufacturers in the European market, which produces a significant portion of the world’s furniture.  Although our efforts to grow this part of our business have been challenged by continuing weak economic conditions in Europe, we continue to view this market as a significant opportunity for long-term growth, with high living standards, fashion conscious consumers, and short replacement cycles for upholstered furniture.  Culp Europe accounted for approximately 3% for our upholstery sales in each of fiscal 2012 and 2013.

Over the past decade, we have moved our upholstery business from one that relied on a large fixed capital base to a more flexible and scalable marketer of upholstery fabrics that meets changing style trends and different levels of customer demand.  At the same time, we have maintained control of the most important “value added” aspects of our business, such as design, finishing, quality control, and logistics.  This strategic approach has allowed us to limit our investment of capital in fixed assets and to lower the costs of our products significantly, while continuing to leverage our design and finishing expertise, industry knowledge and important relationships.

Even as economic conditions and furniture demand remained challenging during fiscal 2013, our upholstery fabrics sales increased for the fourth consecutive year.  These gains reversed a ten-year trend of declining upholstery sales that ended with fiscal 2009, as we substantially overhauled our operating model.  We believe our increased sales in the upholstery fabrics segment have been achieved primarily through implementation of a business strategy that included:  1) innovation in a low-cost environment, 2) speed to market execution, 3) consistent quality, 4) reliable service and lead times, and 5) increased recognition of and reliance on the Culp brand.  A return to profitability in upholstery fabrics has been achieved through development of a unique business model that has enabled the upholstery segment to execute a strategy that we believe is clearly differentiated from our competitors.  In this way, we have maintained our ability to provide furniture manufacturers with products from every category of fabric used to cover upholstered furniture, and to meet continually changing demand levels and consumer preferences.

Overview of Industry and Markets

Culp markets products primarily to manufacturers that operate in two principal markets.  The mattress fabrics segment supplies the bedding industry, which produces mattress sets (mattresses, box springs, and foundations).  The upholstery fabrics segment supplies the residential furniture industry.  The residential furniture market includes upholstered furniture sold to consumers for household use, including sofas, sofa-beds, chairs, recliners and sectionals.  The principal industries into which the company sells products are described below.  Currently the vast majority of our products are sold to manufacturers for end use in the U.S., and thus the discussions below are focused on U.S. markets.

Overview of Bedding Industry

In calendar 2012, the bedding industry experienced gains in both dollar and unit sales for the third consecutive year.  According to the International Sleep Products Association (ISPA), a trade association, the U.S. wholesale bedding industry increased dollar sales by 8.7% to $6.8 billion in 2012.  Unit volume sales increased 3.6% in 2012 compared to 2011, having experienced a small 0.2% increase in the previous year.  Specialty bedding manufacturers, which produce mattresses that do not use inner spring construction, now account for about 32% of bedding dollar sales, but only 16% of the unit volume in the industry.  This category of bedding, which generally has higher average selling prices, has continued to increase its share of total bedding sales, according to industry statistics.  ISPA also reported that overall average unit prices in the bedding industry increased 5.0% in 2012, the second consecutive year of increasing prices following declines in the prior two years.

The bedding industry is comprised of several hundred manufacturers, but the largest five manufacturers accounted for more than 70% of total wholesale shipments in 2012, while the top fifteen accounted for approximately 87%.  Until recently, the industry had been mature and stable, generally experiencing slow and steady growth in sales.  However, during the past few years sales have been more unpredictable, as the economic downturn caused two years of sales declines, followed by a return to growth in 2010.  Having now experienced three consecutive years of sales growth, the traditional slow and steady growth pattern may be returning.   On a long-term basis, the stability of this market has been due in part to replacement purchases, which account for the majority of bedding industry sales.

Unlike the residential furniture industry, which has faced intense competition from imports, the U.S. bedding industry has largely remained a North American based business with limited competition from imports.  Imports of bedding into the U.S. have increased in recent years, but imported beds still represent only a small fraction of total U.S. bedding sales.  The primary reasons for this fact include:  1) the short lead times demanded by mattress manufacturers and retailers due to their quick service delivery model, 2) the limited inventories carried by manufacturers and retailers requires “just-in-time” delivery of product, 3) the customized nature of each manufacturer's and retailer’s product lines, 4) high shipping and import duty costs, 5) the relatively low direct labor content in mattresses, and 6) strong brand recognition and importance.

Other key trends in the bedding industry include:

●
Consumers have become increasingly aware of and are concerned with the health benefits of better sleep.  This has caused an increased focus on the quality of bedding products and an apparent willingness on the part of consumers to upgrade their bedding.

●
While mattress fabrics serve the functional purpose of providing a soft and durable cover, there is a strong emphasis on the design knitted or woven into the fabrics to appeal to the customer’s visual attraction and perceived value of the mattress on the retail floor.  Mattress fabric design efforts are based on current trends in home decor and fashion.

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

Overview of Residential Furniture Industry

The residential furniture industry was severely affected by the global economic downturn and experienced significant declines in sales for 2008 and 2009 due to lower consumer spending and a very weak housing market.  U.S. sales of residential furniture rebounded during the past three years and equaled $15.4 billion in 2012.  This level represents a 1.6% increase from 2011, but is still far below sales levels experienced in the years prior to 2008.  According to data published by the American Home Furnishings Alliance (AHFA), a trade association, before 2008 the residential furniture industry was mature and more stable, with generally modest yearly changes in sales levels that were at or below the overall growth rate of the U.S. economy.  However, shipments declined by 14.8% in 2008 compared with the prior year, and in 2009 retail furniture shipments dropped 18.1% compared with 2008.  Although industry sales appeared to have stabilized over the past three years, overall weak demand for residential furniture has continued to affect the industry, creating significant challenges for suppliers to the residential furniture industry.  It appears that sales of upholstered furniture have grown more rapidly in recent years than the market for all residential furniture (which includes wood furniture).  Industry sources report that U.S. sales of upholstered furniture increased by 7.2% from 2011 to 2012.

Other important trends and issues facing the residential furniture industry include:

●
The sourcing of components and fully assembled furniture from overseas continues to play a major role in the residential furniture industry.  By far, the largest source for these imports continues to be China, which now accounts for approximately 58% of total U.S. furniture imports.

●
Imports of upholstery fabric, both in roll and in “kit” form, have had a significant impact on the market for upholstery fabrics in recent years.  Fabrics entering the U.S. from China and other low labor cost countries are resulting in increased price competition in the upholstery fabric and upholstered furniture markets.

●
Leather upholstered furniture has been losing market share recently, particularly at lower and medium price points, due to supply shortages and higher prices.  This trend has created increased opportunities for suppliers of “leather look” and suede fabrics, and for suppliers of upholstery generally.

●	The residential furniture industry has been consolidating for several years. The result of this trend is fewer, but larger, customers for marketers of upholstery fabrics.

Products

As described above, our products include mattress fabrics and upholstery fabrics, which are the company’s identified operating segments.

Mattress Fabrics Segment

Mattress fabrics segment sales constituted about 56-57% of our total net sales in each of the past three fiscal years.  The company has emphasized fabrics that have broad appeal at prices generally ranging from $2.25 to $5.50 per yard.

Upholstery Fabrics Segment

Upholstery fabrics segment sales totaled 43-44% of our sales for each of the past three fiscal years.  The company has emphasized fabrics that have broad appeal at “good” and “better” prices, generally ranging from $3.15 to $8.10 per yard.

Culp Fabric Categories by Segment

We market products in most categories of fabric that manufacturers currently use for bedding and furniture.  The following table indicates the product lines within each segment, and a brief description of their characteristics.

Mattress Fabrics

Woven jacquards	Various patterns and intricate designs. Woven on complex looms using a variety of synthetic and natural yarns.

Converted	Suedes, pile and embroidered fabrics, and other specialty type products are sourced to offer diversity for higher end mattresses.

Knitted Fabric
Various patterns and intricate designs produced on special-width circular knit machines utilizing a variety of synthetic and natural yarns.  Knitted mattress fabrics have inherent stretching properties and spongy softness, which conform well with layered foam packages.

Upholstery Fabrics

Synthetic Leathers	Composite products which are face finished with polyurethane, either by printing or coating, creating a product that has the look and feel of synthetic leather.

Velvets	Soft fabrics with a plush feel. Produced with synthetic yarns, by weaving or knitting. Basic designs in both traditional and contemporary styles.

Woven jacquards	Elaborate, complex designs such as florals and tapestries in traditional, transitional and contemporary styles. Woven on intricate looms using a wide variety of synthetic and natural yarns.

Woven dobbies
Fabrics that use straight lines to produce geometric designs such as plaids, stripes and solids in traditional and country styles.  Woven on less complicated looms using a variety of weaving constructions and primarily synthetic yarns.

Suedes
Fabrics woven or knitted using microdenier polyester yarns, which are piece dyed and finished, usually by sanding.  The fabrics are typically plain or small jacquard designs.  These are sometimes referred to as microdenier suedes.

Manufacturing and Sourcing

Mattress Fabrics Segment

Our mattress fabrics segment operates four manufacturing plants, with two located in Stokesdale, North Carolina; and one each in High Point, North Carolina and St. Jerome, Quebec, Canada.  Over the past eight fiscal years, we made capital expenditures of approximately $42 million to consolidate all of our production of woven jacquards, or damask fabric, to these plants and to modernize the equipment, enhance and provide finishing capabilities and expand capacity in each of these facilities.  The result has been an increase in manufacturing efficiency and reductions in operating costs, as well as expanded product offerings.

Jacquard mattress fabric is woven at the St. Jerome plant and our main Stokesdale plant, and knitted fabrics are produced at the High Point facility.  Most finishing and inspection processes for mattress fabrics are conducted at the main Stokesdale plant.  We recently announced a new joint marketing arrangement with a producer of sewn mattress covers for bedding.  This effort has resulted in the establishment of an additional manufacturing facility in Stokesdale to produce and market sewn mattress covers.

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

Our upholstery manufacturing facilities in China are all located within the same industrial area near Shanghai.  At these facilities, we apply value-added finishing processes to fabrics sourced from a limited number of strategic suppliers in China, and we inspect sourced fabric there as well.  In addition, the Shanghai operations include facilities where sourced fabric is cut and sewn to provide “kits” that are designed to be placed on specific furniture frames designated by our customers.

A large portion of our upholstery fabric products, as well as certain elements of our production processes, are being sourced from outside suppliers.  The development of our facilities in China has provided a base from which to access a variety of products, including certain fabrics (such as synthetic leather) that are not produced anywhere within the U.S.  We have found opportunities to develop significant relationships with key overseas suppliers that allow us to source products on a cost-effective basis while at the same time limiting our investment of capital in manufacturing assets.  We source unfinished and finished fabrics from a limited number of strategic suppliers in China who are willing to commit significant capacity while working with our product development team to meet the demands of our customers.  We also source a substantial portion of our yarns, both for U.S. and China upholstery operations, through our China facilities.  The remainder of our yarn is obtained from other suppliers around the world.

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

Mattress Fabrics Segment

Design innovation is an increasingly important element of producing mattress fabrics.  Price point delineation is accomplished through fabric quality as well as variation in design.  Additionally, consumers are drawn to the mattress that is most visually appealing when walking into a retail showroom.  Fiber differentiation also plays an important part in design.  For example, rayon, organic cotton and other special fibers are incorporated into the design process to allow the retailer to offer consumers additional benefits related to their sleeping experience.  Similarly, many fabrics contain special production finishes that enhance fabric performance.  Mattress fabric designs are not introduced on a scheduled season.  Designs are typically introduced upon the request of customer as they plan introduction to their retailers.  Additionally, we work closely with our customers on new design offerings around the major furniture markets such as High Point and Las Vegas.

Upholstery Fabrics Segment

The company has developed an upholstery fabrics design and product development team (with staff located in the U.S. and in China) with a primary focus on value  in designing body cloths, while promoting style leadership with pillow fabrics and color.  The team searches continually for new ideas and for the best sources of raw materials, yarns and fabrics, utilizing a supply network located mostly in China.  Using these design elements, they develop product offerings using ideas and materials which take both fashion trends and cost considerations into account, to offer products designed to meet the needs of furniture manufacturers and ultimately the desires of consumers.  Upholstery fabric designs are introduced at major fabric trade conferences that occur twice a year in the United States (June and December).  In recent years we have become more aggressive in registering copyrights for popular fabric patterns and taking steps to discourage the illegal copying of our proprietary designs.

Distribution

Mattress Fabrics Segment

All of our shipments of mattress fabrics originate from our facilities in Stokesdale, N.C.  Through arrangements with major customers and in accordance with industry practice, we maintain a significant inventory of mattress fabrics at our distribution facility in Stokesdale (“make to stock”), so that products may be shipped to customers with short lead times and on a “just in time” basis.

Upholstery Fabrics Segment

A majority of our upholstery fabrics are marketed on a “make to order” basis and are shipped directly from our distribution facilities in Burlington, N.C. and Shanghai, China.  We also distribute upholstery fabrics from our new facilities in Poznan, Poland.  In addition to “make to order” distribution, an inventory comprised of a limited number of fabric patterns are held at our distribution facilities in Burlington and Shanghai from which our customers can obtain quick delivery of fabrics through a program known as “Culp Express.”

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

Upholstery Fabrics Segment

Raw materials account for approximately 60%-70% of upholstery fabric manufacturing costs for products the company manufactures.  This segment purchases synthetic yarns (polypropylene, polyester, acrylic and rayon), acrylic staple fiber, latex adhesives, dyes and other chemicals from various suppliers.

Increased reliance by both our U.S. and China upholstery operations on outside suppliers for basic production needs such as base fabrics, yarns, and finishing services has caused the upholstery fabrics segment to become more vulnerable to price increases, delays, or production interruptions caused by problems within businesses that we do not control.

Both Segments

Many of our basic raw materials are petrochemical products or are produced from such products.  For this reason, our material costs can be sensitive to changes in prices for petrochemicals and the underlying price of oil.  While increases in raw material prices negatively affected profits for both of our segments in the fiscal years from 2009 to 2011, the impact was less severe in fiscal 2012, and raw material prices were relatively stable during the most recent fiscal year.

Seasonality

Mattress Fabrics Segment

The mattress fabrics business and the bedding industry in general are slightly seasonal, with sales being the highest in early spring and late summer, with another peak in mid-winter.

Upholstery Fabrics Segment

The upholstery fabrics business is somewhat seasonal, with higher sales typically during our first and fourth fiscal quarters.  In the past, seasonality resulted from one-week closings of our manufacturing facilities and the facilities of most of our customers in the United States during our first and third fiscal quarters for the holiday weeks of July 4th and Christmas.  This effect has become less pronounced as a larger portion of our fabrics are produced or sold in locations outside of the U.S.  The Chinese National Holiday in October and the Chinese New Year (which occurs in January or February each year) now have a more significant impact on upholstery sales than the effects of U.S. holiday periods.

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

Upholstery Fabrics Segment

In the upholstery fabric market, we compete against a large number of companies, ranging from a few large manufacturers comparable in size to our company to small producers, and a growing number of “converters” of fabrics (companies who buy and re-sell, but do not manufacture fabrics).  We believe our principal upholstery fabric competitors are Richloom Fabrics, Merrimack Fabrics, Morgan Fabrics, and Specialty Textile, Inc. (or STI), plus a large number of smaller competitors (both manufacturers and converters).

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

The U.S. Congress is currently considering legislation to address climate change that is intended to reduce overall greenhouse gas emissions, including carbon dioxide.  In addition, the U.S. Environmental Protection Agency has made a determination that greenhouse gas emissions may be a threat to human health and the environment.  International agreements may also result in new regulations on greenhouse gas emissions.  It is uncertain if, when, and in what form, a mandatory carbon dioxide emissions reduction program may be enacted either through legislation or regulation.  However, if enacted, this type of program could materially increase our operating costs, including costs of raw materials, transportation and electricity.  It is difficult to predict the extent to which any new rules or regulations would impact our business, but we would expect the effect on our operations to be similar to that for other manufacturers, particularly those in our industry.

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

Employees

As of April 28, 2013, we had 1,205 employees, compared to 1,114 at the end of fiscal 2012.  Overall, our total number of employees has remained fairly steady over the past five years, with increases in the mattress fabrics segment and decreases in the upholstery segment during that period.

The hourly employees at our manufacturing facility in Canada (approximately 13% of the company’s workforce) are represented by a local, unaffiliated union.  The collective bargaining agreement for these employees expires on February 1, 2014.  We are not aware of any efforts to organize any more of our employees, and we believe our relations with our employees are good.

The following table illustrates the changes in the location of our workforce and number of employees, as of year-end, over the past five fiscal years.

	Number of Employees

	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009
Mattress Fabrics Segment	604	492	466	439	420
Upholstery Fabrics Segment
United States	128	113	130	125	119
Poland	5	8	6	-	-
China	464	497	543	537	504
Total Upholstery Fabrics Segment	597	618	679	662	623
Unallocated corporate	4	4	4	4	4
Total	1,205	1,114	1,149	1,105	1,047

Customers and Sales

Mattress Fabrics Segment

Major customers for our mattress fabrics include the leading bedding manufacturers: Sealy, Serta (National Bedding), Corsicana and Simmons.  The loss of one or more of these customers would have a material adverse effect on the company.  Our two largest customers in the mattress fabrics segment are (1) the parent company of Serta and Simmons (controlled by Ares Management, LLC and the Ontario Teachers Pension Plan), accounting for approximately 15% of the company’s overall sales in fiscal 2013, and (2) Sealy, Inc. (now part of Tempur Sealy International, Inc.), accounting for approximately 12% of our overall sales in fiscal 2013.  The loss of either of these customers would have a material adverse effect on the company.  Our mattress fabrics customers also include many small and medium-size bedding manufacturers.

Upholstery Fabrics Segment

Our major customers for upholstery fabrics are leading retailers and manufacturers of upholstered furniture, including Ashley, Bassett, Best Home Furnishings, Flexsteel, Furniture Brands International (Broyhill and Lane), Klaussner Furniture, La-Z-Boy (La-Z-Boy Residential, Bauhaus, and England) Man Wah Furniture and Southern Motion.  Our largest customer in the upholstery fabrics segment is La-Z-Boy Incorporated, the loss of which would have a material adverse effect on the company.  Our sales to La-Z-Boy accounted for approximately 13% of the company’s total net sales in fiscal 2013.

The following table sets forth our net sales by geographic area by amount and percentage of total net sales for the three most recent fiscal years.

Net Sales by Geographic Area
(dollars in thousands)

	Fiscal 2013		Fiscal 2012		Fiscal 2011
United States	$207,201	77.1%	$200,394	78.8%	$168,212	77.5%
North America	11,900	4.4	10,417	4.1	10,505	4.8
(Excluding USA)
Far East and Asia	43,907	16.3	38,279	15.0	36,587	17.0
All other areas	5,806	2.2	5,353	2.1	1,502	0.7
Subtotal (International)	61,613	22.9	54,049	21.2	48,594	22.5
Total	$268,814	100%	$254,443	100.00%	$216,806	100.0%

For additional segment information, see Note 16 in the consolidated financial statements included in Item 8 of this report.

Backlog

Mattress Fabrics Segment

The backlog for mattress fabric is not a reliable predictor of future shipments because the majority of sales are on a just-in-time basis.

Upholstery Fabrics Segment

Although it is difficult to predict the amount of backlog that is “firm,” we have reported the portion of the upholstery fabric backlog from customers with confirmed shipping dates within five weeks of the end of the fiscal year.  On April 28, 2013 the portion of the upholstery fabrics backlog with confirmed shipping dates prior to June 2, 2013 was $9.0 million, all of which are expected to be filled early during fiscal 2014, as compared to $12.2 million as of the end of fiscal 2012 (for confirmed shipping dates prior to June 3, 2012).

ITEM 1A.  RISK FACTORS

Our business is subject to risks and uncertainties. In addition to the matters described above under “Cautionary Statement Concerning Forward-Looking Information,” set forth below are some of the risks and uncertainties that could cause a material adverse change in our results of operations or financial condition.

Continued economic weakness and uncertainty could negatively affect our sales and earnings.

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

Although sales have stabilized in recent years for our upholstery fabrics segment, we experienced declines in sales for this business for many years prior to the last four fiscal years. Increased competition and fragmentation of the upholstery fabrics business, including a dramatic shift to imported fabrics and resulting price deflation for upholstery fabrics, have led to a significant reduction in the size of our upholstery business. Opportunities for growth and profitability gains for this segment are encouraging, but there is no assurance that we will be able to maintain or consistently grow this business in the future.

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

The company has long-lived assets, consisting mainly of property, plant and equipment and goodwill. ASC Topic 360 establishes an impairment accounting model for long-lived assets such as property, plant, and equipment and requires the company to assess for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. ASC Topic 350 requires that goodwill be tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. Although no write-downs were experienced in the past several fiscal years, there is no assurance that future write-downs of fixed assets or goodwill will not occur if business conditions deteriorate.

Changes in the price, availability and quality of raw materials could increase our costs or cause production delays and sales interruptions, which would result in decreased earnings.

We depend upon outside suppliers for most of our raw material needs, and increasingly we rely upon outside suppliers for component materials such as yarn and unfinished fabrics, as well as for certain services such as finishing and weaving. Fluctuations in the price, availability and quality of these goods and services could have a negative effect on our production costs and ability to meet the demands of our customers, which would affect our ability to generate sales and earnings. In many cases, we are not able to pass through increased costs of raw materials or increased production costs to our customers through price increases. In particular, many of our basic raw materials are petrochemical products or are produced from such products. For this reason, our material costs are especially sensitive to changes in prices for petrochemicals and the underlying price of oil. Increases in prices for oil, petrochemical products or other raw materials and services provided by outside suppliers could significantly increase our costs and negatively affect earnings.  Increases in market prices for certain fibers and yarns had a material adverse impact on our profit margins during fiscal 2011 and 2012.  Although our raw material costs were more stable during fiscal 2013, higher raw material prices could have a negative effect on our profits in the future.

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

We currently have several customers that account for a substantial portion of our sales. In the mattress fabrics segment, several large bedding manufacturers have large market shares and comprise a significant portion of our mattress fabric sales, with the parent company of Serta (National Bedding) and Simmons accounting for approximately 15% of consolidated net sales, and Sealy, Inc. accounting for approximately 12% of net sales, in fiscal 2013.  In the upholstery fabrics segment, La-Z-Boy Incorporated accounted for approximately 13% of consolidated net sales during fiscal 2013, and several other large furniture manufacturers comprised a significant portion of sales. A business failure or other significant financial difficulty by one or more of our major customers could cause a significant loss in sales, an adverse effect on our earnings, and difficulty in collection of our trade accounts receivable.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our headquarters are located in High Point, North Carolina.  As of the end of fiscal 2013, we owned or leased fourteen active manufacturing and distribution facilities and our corporate headquarters. The following is a list of our principal administrative, manufacturing and distribution facilities.  The manufacturing facilities and distribution centers are organized by segment.

		Approx.
		Total Area	Expiration
Location	Principal Use	(Sq. Ft.)	of Lease

● Administrative:
High Point, North Carolina (1)	Upholstery fabric division	29,812	2025
	offices and corporate
	headquarters
● Mattress Fabrics:
Stokesdale, North Carolina	Manufacturing, distribution,	230,000	Owned
	and division offices
Stokesdale, North Carolina	Warehouse	56,950	2017
High Point, North Carolina (2)	Manufacturing	63,522	-
High Point, North Carolina	Warehouse and offices	65,886	2014
St. Jerome, Quebec, Canada	Manufacturing	202,500	Owned

● Upholstery Fabrics:
Anderson, South Carolina	Manufacturing	99,000	Owned
Burlington, North Carolina	Finished goods distribution	132,000	2016
Shanghai, China	Manufacturing and offices	69,000	2015
Shanghai, China	Manufacturing and offices	89,861	2016
Shanghai, China	Manufacturing and warehousing	89,861	2017
Shanghai, China	Manufacturing and warehousing	101,632	2013
Shanghai, China	Warehouse and office	12,917	2013
Shanghai, China	Warehouse	16,146	2014
Poznan, Poland (2)	Finished goods distribution	26,160	-

____________________________________________________
(1) Includes all options to renew.
(2)	This lease agreement is currently on a month to month basis.

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

ITEM 3.  LEGAL PROCEEDINGS

A lawsuit was filed against us and other defendants (Chromatex, Inc., Rossville Industries, Inc., Rossville Companies, Inc. and Rossville Investments, Inc.) on February 5, 2008 in the United States District Court for the Middle District of Pennsylvania.  The plaintiffs are Alan Shulman, Stanley Siegel, Ruth Cherenson as Personal Representative of Estate of Alan Cherenson, and Adrienne Rolla and M.F. Rolla as Executors of the Estate of Joseph Byrnes.  The plaintiffs were partners in a general partnership that formerly owned a manufacturing plain in West Hazleton, Pennsylvania (the “Site”).  Approximately two years after this general partnership sold the Site to defendants Chromatex, Inc. and Rossville Industries, Inc., we leased and operated the Site as part of our Rossville/Chromatex division.  The lawsuit involves court judgments that have been entered against the plaintiffs and against defendant Chromatex, Inc. requiring them to pay costs incurred by the United States Environmental Protection Agency (“USEPA”) responding to environmental contamination at the Site, in amounts approximating $8.6 million, plus unspecified future environmental costs.  We understand that the USEPA’s costs have exceeded $13 million, but are not expected to increase significantly in the future.  Neither USEPA nor any other governmental authority has asserted any claim against us on account of these matters.  The plaintiffs seek contribution from us and other defendants and a declaration that the company and the other defendants are responsible for environmental response costs under environmental laws and certain agreements.  The plaintiffs also asserted that we tortiously interfered with contracts between them and other defendants in the case and diverted assets to prevent the plaintiffs from being paid monies owed to them.  We defended ourselves vigorously with regards to the matters described in this litigation. In addition, we have an indemnification agreement with certain other defendants in the litigation pursuant to which the other defendants agreed to indemnify us for any damages we incur as a result of the environmental matters that are the subject of this litigation, although it is unclear whether the indemnitors have significant assets at this time.

In the first quarter of fiscal 2014, the parties to this lawsuit reached a tentative settlement of all matters, which would involve the company contributing cash to a global settlement fund in an amount that is not material to our operating results or financial condition.  As of the date of this report, the settlement remains subject to final agreement by the parties, as well as governmental review procedures and approval by the court.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Registrar and Transfer Agent

Computershare Trust Company, N.A.
c/o Computershare Investor Services
Post Office Box 43078
Providence, Rhode Island 02940-3078
(800) 254-5196
(781) 575-2879 (Foreign shareholders)
www.computershare.com/investor

Stock Listing

Culp, Inc. common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol CFI.  As of April 28, 2013, Culp, Inc. had approximately 2,530 shareholders based on the number of holders of record and an estimate of individual participants represented by security position listings.

Analyst Coverage

These analysts cover Culp, Inc.:

Raymond, James & Associates - Budd Bugatch, CFA

Value Line – Craig Sirois

Sidoti & Company, LLC – James Fronda

Dividends and Share Repurchases; Sales of Unregistered Securities

Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 28, 2013 to March 3, 2013	-	$ -	-	$2,000,000
March 4, 2013 to March 31, 2013	-	$ -	-	$2,000,000
April 1, 2013 to April 28, 2013	-	$ -	-	$2,000,000
Total	-	$ -	-	$2,000,000

(1)
On June 13, 2012, we announced that our board of directors approved a new authorization for us to acquire up to $5.0 million of our common stock, and this authorization was reached through common stock repurchases through September 2, 2012. On August, 29, 2012, we announced that our board of directors approved a new authorization for us to acquire up to $2.0 million of our common stock.

Dividends

On June 13, 2012, we announced that our board of directors approved the payment of a cash dividend of $0.03 per share in the first quarter of fiscal 2013, representing the first cash dividend on our common stock since January of 2001. These dividend payments of $0.03 per share continued each quarter for the remainder of fiscal 2013. On November 27, 2012, we announced that our board of directors approved the payment of a special cash dividend of $0.50 per share, which was paid on December 28, 2012.

During fiscal 2013, dividend payments totaled $7.6 million, of which $6.1 million represented the special cash dividend payment of $0.50 per share, and $1.5 million represented the quarterly dividend payments of $0.03 per share, respectively.

One June 12, 2013, we announced that our board of directors approved a 33% increase in payment of a quarterly cash dividend from $0.03 to $0.04 per share, commencing the first quarter of fiscal 2014. The dividend will be paid on July 15, 2013, to shareholders of record as of the close of business on July 1, 2013. Future dividend payments are subject to Board approval and may be adjusted at the Board’s discretion as business needs or market conditions change.

We did not pay any cash dividends during fiscal 2012 and 2011.

Sales of Unregistered Securties

There were no sales of unregistered securities during fiscal 2013, 2012, or 2011.

Performance Comparison

The following graph shows changes over the five fiscal years ending April 28, 2013 in the value of $100 invested in (1) the common stock of the company, (2) the Hemscott Textile Manufacturing Group Index reported by Standard and Poor’s, consisting of nine companies (including the company) in the textile industry, and (3) the Standard & Poor’s 500 Index.

The graph assumes an initial investment of $100 at the end of fiscal 2008 and the reinvestment of all dividends during the periods identified.

Market Information

See Item 6, Selected Financial Data, and Selected Quarterly Data in Item 8, for market information regarding the company’s common stock.

ITEM 6. SELECTED FINANCIAL DATA

						percent
	fiscal	fiscal	fiscal	fiscal	fiscal	change
(amounts in thousands, except per share, ratios & other, stock data)	2013	2012	2011	2010	2009	2013/2012
INCOME (LOSS) STATEMENT DATA
net sales	$268,814	254,443	216,806	206,416	203,938	5.6%
cost of sales	219,284	214,711	179,966	167,639	179,286	2.1
gross profit	49,530	39,732	36,840	38,777	24,652	24.7
selling, general, and administrative expenses	28,445	25,026	21,069	22,805	19,751	13.7
restructuring expense (credit)	-	-	28	(370)	9,471	-
income (loss) from operations	21,085	14,706	15,743	16,342	(4,570)	43.4
interest expense	632	780	881	1,314	2,359	(19.0)
interest income	(419)	(508)	(240)	(116)	(89)	(17.5)
other expense	583	236	40	828	43	147.0
income (loss) before income taxes	20,289	14,198	15,062	14,316	(6,883)	42.9
income taxes	1,972	902	(1,102)	1,128	31,959	118.6
net income (loss)	$18,317	13,296	16,164	13,188	(38,842)	37.8
depreciation (5)	$5,115	4,865	4,372	4,010	6,712	5.1
weighted average shares outstanding	12,235	12,711	12,959	12,709	12,651	(3.7)
weighted average shares outstanding, assuming dilution	12,450	12,866	13,218	13,057	12,651	(3.2)
PER SHARE DATA
net income (loss) per share - basic	$1.50	1.05	1.25	1.04	(3.07)	43.1
net income (loss) per share - diluted	1.47	1.03	1.22	1.01	(3.07)	42.4

book value	$7.82	7.00	6.06	4.83	3.76	11.7
BALANCE SHEET DATA
operating working capital (4)	$39,228	30,596	23,921	22,979	23,503	28.2%
property, plant and equipment, net	30,594	31,279	30,296	28,403	24,253	(2.2)
total assets	144,706	144,716	130,051	112,598	95,294	(0.0)
capital expenditures	4,457	5,919	6,302	7,397	3,160	(24.7)
long-term debt, current maturities of long-term debt and line of credit (1)	7,161	10,012	11,547	11,687	16,368	(28.5)
shareholders' equity	95,583	89,000	80,341	63,047	48,031	7.4
capital employed (3)	72,699	67,887	62,521	57,296	56,659	7.1
RATIOS & OTHER DATA
gross profit margin	18.4%	15.6%	17.0%	18.8%	12.1%
operating income (loss) margin	7.8%	5.8%	7.3%	7.9%	(2.2)%
net income (loss) margin	6.8%	5.2%	7.5%	6.4%	(19.0)%
effective income tax rate	9.7%	6.4%	(7.3)%	7.9%	(464.3)%
debt to total capital employed ratio (1)	9.9%	14.7%	18.5%	20.4%	28.9%
operating working capital turnover (4)	7.4	8.9	8.8	9.0	6.4
days sales in receivables	31	36	34	35	32
inventory turnover	5.9	6.6	6.6	6.7	6.0
STOCK DATA
stock price
high	$18.15	11.81	14.10	16.98	7.91
low	9.00	7.05	6.56	3.50	1.30
close	16.25	11.05	10.08	11.94	4.40
P/E ratio (2)
high	12	11	12	17	N.M.
low	6	7	5	3	N.M.
daily average trading volume (shares)	40.9	30.6	58.0	80.1	19.2
(1)	Debt includes long-term and current maturities of long-term debt and line of credit.
(2)	P/E ratios based on trailing 12-month net income per share.
(3)	Capital employed represents long-term and current maturities of long-term debt, lines of credit, current and noncurrent deferred income tax liabilities, current and long-term income taxes payable, stockholders' equity, offset by cash and cash equivalents, short-term investments, current and noncurrent deferred income tax assets, and income taxes receivable.
(4)	Operating working capital for this calculation is accounts receivable and inventories, offset by accounts payable-trade and capital expenditures.
(5)	Includes accelerated depreciation of $2.1 in fiscal 2009 from the company's restructuring activities.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes attached thereto.

General

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30.  Fiscal 2013, 2012 and 2011 each included 52 weeks. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.  The mattress fabrics segment manufactures, sources, and sells fabrics to bedding manufacturers.  The upholstery fabrics segment sources, manufacturers and sells fabrics primarily to residential furniture manufacturers.

We evaluate the operating performance of our segments based upon income from operations before certain unallocated corporate expenses, and other non-recurring items.  Cost of sales in both segments include costs to manufacture or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and all costs related to being a public company.  Segment assets include assets used in the operations of each segment and primarily consist of accounts receivable, inventories, and property, plant and equipment. The mattress fabrics segment also includes in segment assets, assets held for sale, goodwill, and a non-compete agreement associated with an acquisition. The upholstery fabrics segment also includes assets held for sale in segment assets.

Executive Summary

Results of Operations

Net sales were $268.8 million in fiscal 2013, an increase of 5.6%, compared with $254.4 million for fiscal 2012. The higher sales in fiscal 2013 primarily reflect improved demand and favorable customer response to our innovative designs and our diverse product line. Our global manufacturing platform has enhanced our ability to develop new products and meet the changing style demands of our customers. Net sales were $70.4 million in the fourth quarter of fiscal 2013, a decrease of 7%, compared with $75.7 million in the fourth quarter of fiscal 2012. This decrease is due to an exceptionally strong fourth quarter in fiscal 2012, as the $75.7 million reported in the fourth quarter of fiscal 2012 was the highest quarterly net sales level in nine years.

Income before income taxes was $20.3 million in fiscal 2013, an increase of 43% compared with $14.2 million in fiscal 2012. Our increase in income before income taxes primarily reflects the increase in net sales noted above, as well as improved product mix reflecting a shift toward higher margin products, and stabilizing raw material costs in both business segments.

We reported net income of $18.3 million, or $1.47 per diluted share, in fiscal 2013 compared with net income of $13.3 million, or $1.03 per diluted share, in fiscal 2012. Net income for fiscal 2013 and 2012 included income tax expense of $2.0 million and $902,000, respectively. The income tax expense of $2.0 million included a $12.1 income tax benefit that was mostly recorded in the second quarter of fiscal 2013 to reverse substantially all of the valuation allowance against our U.S. net deferred tax assets, partially offset by an income tax charge of $7.0 million that was primarily recorded in the second quarter of fiscal 2013 to record the U.S. income tax effects of the undistributed earnings from our foreign subsidiaries located in Canada and China. The income tax expense of $902,000 in fiscal 2012 includes an income tax benefit of $3.7 million for the reduction of our valuation allowance against our U.S. net deferred tax assets.

Liqudity

We have maintained a strong financial position during fiscal 2013. Our cash and cash equivalents and short-term investments totaled $28.8 million at April 28, 2013, compared with $31.0 million at April 29, 2012. We have maintained this position despite spending of $7.6 million for dividend payments, $5.0 million for common stock repurchases, $4.4 million for capital expenditures, and $2.5 million for long-term debt principal payments. This spending was significantly offset by net cash provided by operating activities of $17.1 million

At April 28, 2013, our cash and cash equivalents and short-term investments of $28.8 million exceeded our total debt (current maturities of long-term debt, long-term debt, and line of credit) of $7.2 million. Our next scheduled principal payment of $2.2 million on long-term debt is due August 2013.

Dividend Program

On June 13, 2012, we announced that our board of directors approved the payment of a cash dividend of $0.03 per share in the first quarter of fiscal 2013, representing the first cash dividend on our common stock since January 2001. These dividend payments of $0.03 per share continued each quarter for the remainder of fiscal 2013. On November 27, 2012, we announced that our board of directors approved the payment of a special cash dividend of $0.50 per share, which was paid on December 28, 2012.

During fiscal 2013, dividend payments totaled $7.6 million, of which $6.1 million represented the special cash dividend payment of $0.50 per share, and $1.5 million represented the quarterly dividend payments of $0.03 per share, respectively.

One June 12, 2013, we announced that our board of directors approved a 33% increase in payment of a quarterly cash dividend from $0.03 to $0.04 per share, commencing the first quarter of fiscal 2014. The dividend will be paid on July 15, 2013, to shareholders of record as of the close of business on July 1, 2013.

Future dividend payments are subject to Board approval and may be adjusted at the Board’s discretion as business needs or market conditions change.

Common Stock Repurchases

On June 13, 2012, we announced that our board of directors approved a new authorization to acquire up to $5.0 million of our common stock. This action replaced prior authorizations to acquire up to $7.0 million of our common stock in fiscal 2012, of which $5.4 million had been used during fiscal 2012.

On August 29, 2012, we announced that our board of directors approved a new authorization to acquire up to $2.0 million of our common stock.

During fiscal 2013, we purchased 502,595 shares of common stock at a cost of $5.0 million, and as a result, we reached the $5.0 million limit that was authorized on June 13, 2012. As of April 28, 2013, there had been no repurchases of common stock on the $2.0 million limit that was authorized on August 29, 2012.

Since the common stock repurchase program was implemented in fiscal 2012, we have repurchased 1.1 million shares of common stock at a cost of $10.4 million.

Results of Operations

The following table sets forth certain items in our consolidated statements of net income as a percentage of net sales.

	Fiscal	Fiscal	Fiscal
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	81.6	84.4	83.0
Gross profit	18.4	15.6	17.0
Selling, general and administrative expenses	10.6	9.8	9.7
Restructuring expense	0.0	0.0	0.0
Income from operations	7.8	5.8	7.3
Interest expense, net	0.0	0.1	0.3
Other expense	0.2	0.1	0.0
Income before income taxes	7.5	5.6	6.9
Income taxes *	9.7	6.4	(7.3)
Net income	6.8%	5.2%	7.5%

* Calculated as a percentage of income before income taxes.

The tables on the following two pages set forth the company’s statements of operations by segment for the fiscal years ended April 28, 2013, April 29, 2012, and May 1, 2011.

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE TWELVE MONTHS ENDED APRIL 28, 2013 AND APRIL 29, 2012
(Amounts in thousands)

	TWELVE MONTHS ENDED

	Amounts					Percent of Total Sales
	April 28,	April 29,		% Over		April 28,		April 29,
Net Sales by Segment	2013	2012		(Under)		2013		2012

Mattress Fabrics	$154,014	145,519		5.8%		57.3%		57.2%
Upholstery Fabrics	114,800	108,924		5.4%		42.7%		42.8%

Net Sales	$268,814	254,443		5.6%		100.0%		100.0%

Gross Profit by Segment						Gross Profit Margin

Mattress Fabrics	$29,546	24,825		19.0%		19.2%		17.1%
Upholstery Fabrics	19,984	14,984		33.4%		17.4%		13.8%
Subtotal	49,530	39,809		24.4%		18.4%		15.6%

Other non-recurring charges	-	(77)	(1)	(100.0	) %	0.0%		(0.0	) %

Gross Profit	49,530	39,732		24.7%		18.4%		15.6%

Selling, General and Administrative expenses by Segment						Percent of Sales

Mattress Fabrics	$9,646	9,061		6.5%		6.3%		6.2%
Upholstery Fabrics	13,031	11,453		13.8%		11.4%		10.5%
Unallocated Corporate expenses	5,768	4,512		27.8%		2.1%		1.8%
Selling, General and Administrative Expenses	28,445	25,026		13.7%		10.6%		9.8%

Operating Income (loss) by Segment						Operating Income (Loss) Margin

Mattress Fabrics	$19,900	15,764		26.2%		12.9%		10.8%
Upholstery Fabrics	6,953	3,531		96.9%		6.1%		3.2%
Unallocated corporate expenses	(5,768)	(4,512)		27.8%		(2.1	) %	(1.8	) %
Subtotal	21,085	14,783		42.6%		7.8%		5.8%

Other non-recurring charges	-	(77)	(1)	(100.0	) %	0.0%		(0.0	) %

Operating Income	$21,085	14,706		43.4%		7.8%		5.8%

Depreciation expense by Segment

Mattress Fabrics	$4,487	4,275		5.0%
Upholstery Fabrics	628	590		6.4%
Depreciation expense	5,115	4,865		5.1%

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

2013 compared with 2012

Segment Analysis

Mattress Fabrics Segment

Net Sales

Net sales were $154.0 million for fiscal 2013, an increase of 6% compared with $145.5 million for fiscal 2012. The $154.0 million in net sales represents the highest annual net sales in this segment's history. These results reflect our focus on product innovation and our ability to respond to the needs of our customers and changing demands. The bedding industry is evolving into a more decorative business with increased product diversity and growing consumer demand for better bedding and a higher quality mattress fabric. We are well positioned to meet this growing consumer demand with a manufacturing platform and flexible capacity that can produce a diverse line of products. This product diversity, along with our design capabilities, has created additional sales opportunities with customers who are leading suppliers in the bedding industry. In addition, we have the ability to leverage our design capabilities and expertise in the upholstery fabric business to enhance our product offering, as more upholstery type fabrics are being used in bedding products.

Net sales were $40.8 million in the fourth quarter of fiscal 2013, a decrease of 6% compared with $43.4 million in the fourth quarter of fiscal 2012. As expected, our net sales for the fourth quarter were lower than the same period last year. However, our net sales were in line with industry demand, which was exceptionally strong a year ago.

Sales and Marketing Initiatives

Joint Product, Sales and Marketing Agreement

In order to expand our product offerings and keep pace with the changing customer demand trends within the bedding industry, we entered into a joint product development, sales and marketing agreement with A. Lava & Son Co. (Lava) on May 21, 2012. This agreement formed a new business named Culp-Lava Applied Sewn Solutions (CLASS) and has provided us an opportunity to enter the business of designing, producing, and marketing sewn mattress covers. As a result, we are able to leverage our design capabilities and expand our product offerings from mattress fabrics to finished covers. In connection with this agreement, Lava is providing us with technical assistance and know-how for the start-up of the business and is working with us on the design, sales and marketing of sewn mattress covers.

Pursuant to the agreement, the new business will be fully funded and 100% owned by us. We have established a manufacturing facility located in Stokesdale, North Carolina, that is adjacent to our mattress fabric headquarters, providing favorable operating synergies with management and production in the same location. As a result, we will have two mirrored manufacturing facilities to serve our customer base and meet current and expected demand trends in the bedding industry. We have responsibility for all operating control of the new business, including capital expenditures and production and operating costs. Our capital investment in this facility was $751,000 in fiscal 2013 and is projected to be approximately $300,000 for fiscal 2014. Lava is not required to invest capital into CLASS.

During the second quarter of fiscal 2013, we completed the initial equipment installation and conducted training for the start-up associates in this location. We commenced production in November 2012, and we currently expect to incrementally add more capacity for this product category to meet anticipated demand.

Bodet & Horst

On May 8, 2013, we entered into an asset purchase and consulting agreement with Bodet & Horst GMBH & Co. KG and certain of its affiliates (“Bodet & Horst”) that provides for, among other things, the purchase of equipment and certain other assets from Bodet & Horst and the restructuring of existing consulting and non-compete agreements pursuant to the asset purchase and consulting agreement dated August 11, 2008.  We have agreed with Bodet & Horst to replace the existing non-compete agreement that prevented us from selling certain mattress fabrics and products to a leading manufacturer, which will now allow us to make such sales. In addition, the current consulting and non-compete agreement, under which Bodet & Horst agreed not to sell most mattress fabrics in North America, is replaced, expanded, and extended pursuant to the new asset purchase and consulting agreement.

Gross Profit and Operating Income

Gross profit was $29.5 million in fiscal 2013, an increase of 19% compared with $24.8 million in fiscal 2012. Gross profit margins were 19% and 17% of net sales for fiscal 2013 and 2012, respectively. SG&A expenses for fiscal 2013 were $9.6 million compared with $9.1 million for fiscal 2012. Operating income was $19.9 million in fiscal 2013, an increase of 26% compared with $15.8 million in fiscal 2012. Operating margins were 13% and 11% of net sales for fiscal 2013 and 2012, respectively.

Our increase in profitability represents higher sales volume, a more favorable product mix, operating efficiencies from our manufacturing platform, and the recent stabilization of raw material costs. In order to sustain our operating efficiencies from our manufacturing platform, we have worked diligently to take advantage of the newest technologies available and have continued to modernize our equipment. We have also continued to merchandise new products with alternate sources of yarns and raw materials without compromising quality and value for our customers. Our improved profit margins were acheived despite increased selling, general, and administrative expenses (SG&A) due to higher incentive compensation expense, reflecting stronger financial results in relation to pre-established performance targets.

Gross profit was $7.8 million in the fourth quarter of fiscal 2013, or 19% of net sales, compared with $8.6 million, or 20% of net sales, in the fourth quarter of fiscal 2012. Operating income was $5.4 million in the fourth quarter of fiscal 2013, compared with $5.7 million in the fourth quarter fiscal 2012. Operating margins were 13% of net sales for the fourth quarter fiscal 2013 and 2012, respectively. As expected, our profitability for the fourth quarter was lower than the same period last year. However, our profitability was in line with industry demand, which was exceptionally strong a year ago.

SG&A was $2.4 million in the fourth quarter of fiscal 2013, or 6% of net sales, compared with $3.0 million or 7% in the fourth quarter of fiscal 2012. As expected, our SG&A for the fourth quarter was lower than the same period last year, as a larger portion of the incentive compensation expense was incurred during the first nine months of fiscal 2013 than in fiscal 2012, in which most of the incentive compensation was incurred during the last six months of the fiscal year.

Segment Assets

Segment assets consist of accounts receivable, inventory, assets held for sale, a non-compete agreement associated with an acquisition, goodwill, and property, plant and equipment.  As of April 28, 2013, accounts receivable and inventory totaled $33.3 million, compared to $29.9 million at April 29, 2012. This increase primarily represents an increase in this business segment's inventory of $2.8 million during the year. The increase in inventory on hand reflects anticipated customer demand trends in the first quarter of fiscal 2014 and the start-up for our CLASS operation associated with our mattress fabrics segment.

At April 28, 2013, and April 29, 2012, property, plant and equipment totaled $28.6 million and $29.2 million, respectively. The $28.6 million represents property, plant, and equipment located in the U.S. of $20.4 million and located in Canada of $8.2 million. The $29.2 million represents property, plant, and equipment located in the U.S. of $21.2 million and located in Canada of $8.0 million. The decrease in this segment’s property, plant, and equipment balance is primarily due to fiscal 2013 capital spending of $3.8 million offset by depreciation expense of $4.4 million. At April 28, 2013, and April 29, 2012, the carrying value of the segment’s goodwill was $11.5 million. At April 28, 2013, and April 29, 2012, the carrying values of our non-compete agreement were $185,000 and $333,000, respectively. The decrease in the carrying values of the non-compete agreements during fiscal 2013 primarily represents amortization expense. At April 28, 2013, there were no assets classified as held for sale. At April 29, 2012, assets held for sale totaled $15,000.

Upholstery Fabrics Segment

Net Sales

Upholstery fabric net sales (which include both fabric and cut and sewn kits) were $114.8 million in fiscal 2013, an increase of 5% compared with $108.9 million in fiscal 2012. The increase in net sales reflects improved demand, a positive customer response to our innovative designs, and new product introductions for key customers. Our design capabilities and capacity to offer innovative products at key price points has been an important advantage for us in expanding our sales in the global marketplace.

Our 100% owned China operations continued to drive the growth of our non-U.S. produced sales, which accounted for 89% and 88% of our total upholstery fabric sales for fiscal 2013 and 2012, respectively. With our China platform, we are well positioned to provide our growing global customer base with a wide variety of innovative products at key price points.

Net sales of U.S.-produced upholstery fabrics were $12.7 million or 11% of total upholstery fabric net sales in fiscal 2013, compared with $13.4 million or 12% of total upholstery fabric net sales in fiscal 2012.

Upholstery fabric net sales were $29.5 million in the fourth quarter of fiscal 2013, a decrease of 9% compared with $32.3 million in the fourth quarter of fiscal 2012. The decrease in the fourth quarter of fiscal 2013 compared to the same period last year is primarily due to the timing of the Chinese New Year holiday, which occurred entirely in the fourth quarter of fiscal 2013 compared with occurring mostly in the third quarter of fiscal 2012, as well as somewhat lower overall industry demand.

Gross Profit and Operating Income

Gross profit was $20.0 million in fiscal 2013, an increase of 33% compared with $15.0 million in fiscal 2012. Gross profit margins were 17.4% and 13.8% of net sales for fiscal 2013 and 2012, respectively. SG&A expenses were $13.0 million, or 11.4% of net sales in fiscal 2013 compared with $11.5 million, or 10.5% in fiscal 2012. Operating income was $7.0 million in fiscal 2013, an increase of 97% compared with $3.5 million in fiscal 2012. Operating margins were 6.1% and 3.2% of net sales for fiscal 2013 and 2012, respectively.

Our increase in profitability represents higher sales volume, improved operating efficiencies from both our China and domestic manufacturing operation, improved operating margins on new products, and the recent stabilization of raw material costs. The higher profitability in fiscal 2013 compared with fiscal 2012 was achieved despite increased SG&A expenses due to an increase in incentive compensation expense, reflecting stronger financial results in relation to pre-established financial targets.

As noted above, we experienced a slight decline in net sales of our U.S.-produced upholstery fabrics with net sales totaling $12.7 million in fiscal 2013 compared with $13.4 million in fiscal 2012. However, we experienced significant profit improvement for this operation, with gross profit totaling $1.7 million in fiscal 2013 compared with $129,000 in fiscal 2012. As a result of our efforts to improve productivity, we have a much more efficient operation with higher capacity utilization than a year ago. In addition, raw material costs have stabilized compared to last year. However, looking ahead we continue to face a challenging market in upholstery fabrics and a number of factors could adversely affect our ability to sustain this performance in the U.S. operation in fiscal 2014.

In the third quarter of fiscal 2011, we established a wholly-owned subsidiary located in Poland, which is called Culp Europe. During the last two fiscal years, we have continued our efforts to develop this operation. However, the ongoing uncertainties related to the European economy have adversely affected this business. While this is creating challenges for the near term, we remain optimistic about the future opportunities for Culp Europe to enhance our global sales as business conditions improve.

Gross profit for the upholstery fabric segment was $5.0 million in the fourth quarter of fiscal 2013, or 17% of net sales, compared with $5.0 million, or 15.6% of net sales, in the fourth quarter of fiscal 2012. Operating income was $1.8 million in the fourth quarter of fiscal 2013 and 2012, respectively. Operating margins were 6.2% and 5.5% of net sales for the fourth quarter fiscal 2013 and 2012, respectively. We are pleased with the profitability reported in the fourth quarter of fiscal 2013 compared to the same period last year, despite the decline in net sales for the fourth quarter of fiscal 2013 compared to fiscal 2012. This trend reflects improved operating efficiencies from our China and domestic manufacturing operations, improved operating margins on new products, and the recent stabilization of raw material costs.

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant and equipment. As of April 28, 2013, and April 29, 2012, accounts receivable and inventory totaled $28.5 million and $31.5 million, respectively. This change reflects the net sales decrease in the fourth quarter of fiscal 2013 compared with the fourth quarter of 2012 noted above.

At April 28, 2013, property, plant, and equipment totaled $1.2 million compared with $1.1 million at April 29, 2012.  The $1.2 million represents property, plant, and equipment located in the U.S. of $908,000, located in China of $265,000, and located in Poland of $57,000.

The $1.1 million represents property, plant, and equipment located in the U.S. of $837,000, located in China of $183,000, and located in Poland of $104,000.

Other Income Statement Categories

Selling, General and Administrative Expenses – SG&A expenses for the company as a whole were $28.4 million for fiscal 2013 compared with $25.0 million for fiscal 2012, an increase of 14%. SG&A as a percent of net sales was 10.6% and 9.8% in fiscal 2013 and 2012, respectively. This increase in SG&A primarily represents an increase in incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets in fiscal 2013 compared with fiscal 2012.

Interest Expense (Income) -- Interest expense was $632,000 for fiscal 2013 compared with $780,000 for fiscal 2012. This trend reflects lower outstanding balances on our long-term debt.

Interest income was $419,000 in fiscal 2013 compared with $508,000 for fiscal 2012.  This decrease reflects lower cash and cash equivalents and short-term investment balances held by our foreign subsidiaries during fiscal 2013 compared with fiscal 2012. Our cash and cash equivalents and short-term investment balances held by our foreign subsidiaries have higher interest rates as compared to our cash and cash equivalents and short-term investment balances held in the United States.

Other Expense – Other expense was $583,000 for fiscal 2013 compared with $236,000 for fiscal 2012. This increase primarily reflects fluctuations in the foreign exchange rate for our subsidiaries domiciled in China. We have been able to mitigate the effects of foreign exchange rate fluctuations associated with our subsidiaries domiciled in Canada and Poland through maintenance of a natural hedge by keeping in balance of assets and liabilities denominated in foreign currencies other than the U.S dollar. Although we will continue to try to maintain this natural hedge, there is no assurance that we will be able to continue to do so in future reporting periods.

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

Effective Income Tax Rate

We recorded income tax expense of $2.0 million, or 9.7% of income before income tax expense, in fiscal 2013 compared with income tax expense of $902,000, or 6.4% of income before income tax expense, in fiscal 2012. The income tax expense for fiscal 2013 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate was reduced by 60% or $12.1 million for a reduction in the valuation allowance associated with our U.S. net deferred income tax assets. This 60% reduction in our effective income tax rate is due to a change in judgment about the realization of our U.S. net deferred income tax assets in future years.

●
The income tax rate increased 35% or $7.0 million for the recording of a deferred tax liability for U.S. income taxes that will be paid upon repatriation of undistributed earnings from our foreign subsidiaries located in Canada and China. This 35% increase in our effective income tax rate is due to a change in judgment in which our prior years' accumulated earnings and profits associated with our subsidiaries located in Canada and China are no longer indefinitely reinvested.

●	The income tax rate was reduced by 7% for taxable income subject to lower statutory income rates in foreign jurisdictions compared with the statutory income tax rate of 34% for the United States.

●	The income tax rate increased 4% for an increase in unrecognized tax benefits.

●	The income tax rate increased 3.7% for non-deductible stock-based compensation expense and other miscellaneous items.

The income tax expense for fiscal 2012 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate was reduced by 26%, or an income tax benefit of $3.7 million was recorded, for the reduction in the valuation allowance recorded against our net deferred tax assets associated with our U.S. operations. This income tax benefit of $3.7 million represents a $4.2 million income tax benefit pertaining to a change in judgment about the future realization of our U.S. net deferred tax assets, offset by an income tax charge of $477,000 associated with the realization of our U.S. loss carryforwards from fiscal 2012 pre-tax income.

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

Deferred Income Taxes - Valuation Allowance

Summary

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law.  Based on our assessment at April 28, 2013, we recorded a partial valuation allowance of $963,000, of which $722,000 pertained to certain U.S. state net operating loss carryforwards and credits and $241,000 pertained to loss carryforwards associated with our Culp Europe operation located in Poland. Based on our assessment at April 29, 2012, we recorded a partial valuation allowance of $12.8 million against our net deferred tax assets associated with our U.S. operations.

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at April 28, 2013 and April 29, 2012, respectively.

United States

Our net deferred tax asset regarding our U.S. operations primarily pertains to incurring significant U.S. pre-tax losses over the last several years, with U.S. loss carryforwards totaling $50.7 million, $59.9 million, and $60.0 million at April 28, 2013, April 29, 2012 and May 1, 2011, respectively.

Fiscal 2011

Due to the favorable results of our multi-year restructuring process in our upholstery fabric operations and key acquisitions and capital investments made for our mattress fabric segment, on a cumulative three-year basis ending May 1, 2011, our U.S. operations earned a pre-tax income of $4.2 million. In addition, our U.S. operations reported a pre-tax income over fiscal years 2011 and 2010 totaling $8.2 million. We believed that fiscal years 2011 and 2010 were a more indicative measure of future pre-tax income as these fiscal years reflected operating performance after the cost savings of the profit-improvement and restructuring plans were realized and the full operational effects of the acquisitions associated with the company’s mattress fabric operations located in the U.S.

Although the financial results of our U.S. operations had improved, the significant uncertainty in the overall economic climate made it very difficult to forecast medium and long-term financial results associated with our U.S. operations. Based on these economic conditions, we believed it was too uncertain to project pre-tax income associated with our U.S. operations after fiscal 2012.

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

Fiscal 2012

Our U.S. operations earned a cumulative pretax income through the second quarter of fiscal 2012 and fiscal years 2011 and 2010 totaling $10.0 million. This increase in cumulative pre-tax income was driven by our mattress fabrics operations (which primarily resides in the U.S.). During the second quarter of fiscal 2012, our mattress fabrics operations had net sales totaling $35.2 million compared with $28.3 million in the second quarter of fiscal 2011. In addition, our mattress fabrics operations had operating income totaling $3.8 million in the second quarter of fiscal 2012 compared with $3.3 million in the second quarter of fiscal 2011. These improved results in the second quarter of fiscal 2012, which were better than expected, can be attributed to increased sales from our sales and marketing initiatives and new programs with customers who are leading suppliers in the bedding industry. Collectively these developments increased our confidence in forecasting U.S. taxable income through fiscal 2014 in the second quarter of fiscal 2012.

Although our U.S. operations' financial results continued to improve through the second quarter of fiscal 2012, the significant uncertainty in the overall economic climate also continued. As a result, to forecast medium and long-term financial results associated with our U.S. operations was difficult. Since it would have taken a significant period of time for our U.S. operations to realize their U.S. net deferred income tax assets based on earned and forecasted U.S. pre-tax income levels, we believed it was too uncertain to project U.S. pre-tax income levels associated with our U.S. operations after fiscal 2014 that support a "more likely than not" assertion as of end of our second quarter of fiscal 2012.

These trends continued through the fourth quarter of fiscal 2012 and, as a result, we maintained our position that we could only forecast U.S. taxable income through fiscal 2014. Our mattress fabric operations had net sales that totaled $145.5 million in fiscal 2012 compared with $122.4 million in fiscal 2011. In addition, our mattress fabric operations reported operating income of $15.8 million in fiscal 2012 compared with $15.4 million in fiscal 2011.

Based on the positive and negative evidence noted above, we recorded a partial valuation allowance of $12.8 million at April 29, 2012, against the net deferred tax assets associated with our U.S. operations that were expected to reverse beyond fiscal 2014. Accordingly, we recognized an income tax benefit of $4.4 million in the second quarter of fiscal 2012 for the reduction in this valuation allowance for estimated U.S. taxable income in fiscal years 2013 and 2014 that is expected reduce our U.S. loss carryfowards. In the fourth quarter of fiscal 2012, we booked an income tax charge of $211,000 due to a change in our estimate of U.S. taxable income in fiscal years 2013 and 2014 that was made in the second quarter of fiscal 2012.

Fiscal 2013

The improvement in our U.S. operations’ financial results continued through the second quarter of fiscal 2013. Our U.S. operations earned a pre-tax income on a cumulative three-year basis as of April 29, 2012 (the end of our fiscal 2012) of $11.9 million and an additional $3.4 million through the second quarter of fiscal 2013.

This continued earnings improvement from our U.S. operations was primarily due to the operating performance of our mattress fabric operations. Through the second quarter of fiscal 2013, our mattress fabric operations had net sales that totaled $77.7 million, an increase of 15% compared with $67.4 million through the second quarter of fiscal 2012. In addition, our mattress fabric operations reported operating income of $10.3 million through the second quarter of fiscal 2013, an increase of 49% compared with $7.0 million through the second quarter of fiscal 2012. These improved results through the second quarter of fiscal 2013, which were better than expected, can be attributed to the recent evolution of the bedding industry into a more decorative business with growing consumer demand for better bedding and a higher quality mattress fabric, and the recent stabilization of raw material prices.

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

During the second quarter of fiscal 2013, we assessed the financial requirements of our U.S. parent company and foreign subsidiaries and determined that our undistributed earnings from our foreign subsidiaries totaling $55.6 million will not be reinvested indefinitely and will be eventually distributed to our U.S. parent company. The financial requirements of the U.S. parent company have recently changed due to a decision to return cash to its shareholders through dividend payments and common stock repurchases. Also, in order to keep up with the recent growth in consumer demand for better bedding and a higher quality mattress fabric, it is our intention to continue our investment in our domestic mattress fabric operations. As a result of this assessment, we recorded a deferred tax liability and corresponding income tax charge of $6.6 million during the second quarter of fiscal 2013 and an additional $400,000 in the last half of fiscal 2013.

At April 28, 2013, we had accumulated earnings and profits from our foreign subsidiaries totaling $56.7 million. At the same date, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries included U.S. income and foreign withholding taxes totaling $22.0 million, offset by U.S. foreign income tax credits of $15.0 million.

Based on the positive evidence at the end of our second quarter of fiscal 2013, as supported by our cumulative earnings history, current and expected earnings improvement driven by our U.S. mattress fabric operations, and the significant source of U.S. taxable income from the undistributed earnings of our foreign subsidiaries, we recorded an income tax benefit of $12.2 million to reverse substantially all of the valuation allowance against our U.S. net deferred tax assets. In the third quarter of fiscal 2013, we recorded an income tax charge of $103,000, due to a change in our second quarter estimate of the recoverability of our U.S. state net loss operating carryforwards.

After this valuation allowance reversal of $12.1 million, we have a remaining valuation allowance against our U.S. net deferred tax assets totaling $722,000 as of April 28, 2013. This valuation allowance pertains to certain U.S. state net operating loss carryforwards and credits in which it is “more likely than not” that these U.S. state net operating loss carryforwards and credits will not be realized prior to their respective expiration dates.

Poland

During the third quarter of fiscal 2011, we established Culp Europe, a wholly-owned subsidiary located in Poland. Due to the initial start up costs of setting up this operation and the current state of the European economy, this operation had recorded cumulative pre-tax losses through the second quarter of fiscal 2013.

Based on the negative evidence, as supported by our cumulative loss history and the short carryforward period of 5 years imposed by the Polish government, we recorded a full valuation allowance against Culp Europe’s net deferred tax assets as of the end of the second quarter of fiscal 2013. As of April 28, 2013, we recorded an income tax charge and a full valuation allowance against Culp Europe’s net deferred tax assets totaling $241,000.

China

Our net deferred tax asset regarding our China operations primarily pertains to the book versus tax basis difference associated with our China operation’s fixed assets. This book versus tax basis difference resulted from our impairment losses and fixed asset write-downs associated with our September 2008 upholstery fabrics restructuring plan. In order for this net deferred tax asset to have been realized, our China operations must have had sufficient pre-tax income levels to utilize its tax over book depreciation expense. During fiscal 2011, management assessed both positive and negative evidence and concluded that there was sufficient positive evidence that our net deferred tax assets regarding our China operations will more likely than not be realized. Due to the favorable results from our restructuring activities and profit improvement plan initiated in the second quarter of fiscal 2009, our China operations became profitable, reporting pre-tax income of $7.9 million in fiscal 2011 and fiscal 2010. In addition, our China operations earned pre-tax income of $10.2 million over a cumulative three-year period ending May 1, 2011. As a result of the improvement of our China operations’ pre-tax income levels that have been demonstrated over a cumulative period of three years, there was sufficient positive evidence that our China operations can provide sufficient pre-tax income levels to utilize its tax over book depreciation expense. Based on this significant positive evidence, we recognized an income tax benefit of $1.3 million to reduce the valuation allowance of $1.3 million recorded at May 2, 2010 (the beginning of fiscal 2011).

Change in Valuation Allowance

In fiscal 2013, we recorded an income tax benefit of $11.8 million for the reduction of our valuation allowance. This $11.8 million decrease represents a $12.1 million income tax benefit pertaining to a change in judgment about the future realization of our U.S. net deferred tax assets, offset by an income tax charge of $241,000 for the establishment of a full valuation allowance against our net deferred tax assets associated with our Culp Europe operations located in Poland.

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

Income Taxes Paid

Although we reported income tax expense of $2.0 million and $902,000 in fiscal 2013 and 2012, respectively, we pay income taxes associated with our subsidiaries in China and Canada. We had income tax payments of $2.8 million and $2.4 million in fiscal 2013 and fiscal 2012, respectively.

2012 compared with 2011

Segment Analysis

Mattress Fabrics Segment

Net Sales

Net sales were $145.5 million for fiscal 2012, an increase of 19% compared with $122.4 million for fiscal 2011. Also, net sales were $43.4 million in the fourth quarter of fiscal 2012, an increase of 23% compared with $35.2 million in the fourth quarter of fiscal 2011. This increase in net sales was primarily due to improved industry demand and our sales and marketing initiatives. We have been able to respond to this increased demand as we benefited from investments in production facilities that expanded our internal capacity. During fiscal 2012, the bedding industry started to evolve into a more decorative business with increased product diversity and growing consumer demand for better bedding and a higher quality mattress fabric. Our expanded manufacturing platform allowed us to better serve our customers by providing them with a diverse product line in all major product categories. This product diversity, along with our design capabilities, created additional sales opportunities with customers who are leading suppliers in the bedding industry. As a result, we experienced sales gains across all major product categories in fiscal 2012 compared to fiscal 2011. The increase also reflected price increases we implemented starting in the fourth quarter of fiscal 2011 to partially offset the increased raw material costs noted below.

Gross Profit and Operating Income

Gross profit was $24.8 million in fiscal 2012, or 17% of net sales, compared with $23.2 million, or 19% of net sales, in fiscal 2011. SG&A expenses for fiscal 2012 were $9.1 million compared with $7.9 million for fiscal 2011. Operating income was $15.8 million in fiscal 2012, an increase of 2.5% compared with $15.4 million in fiscal 2011. Operating margins were 11% and 13% of net sales for fiscal 2012 and 2011, respectively.

Our gross profit and operating margins for fiscal 2012 were affected by higher raw material costs and customer pricing pressure that started in fiscal 2011 and continued through most of fiscal 2012. As a result, we implemented customer price increases starting in the fourth quarter of fiscal 2011. In addition, operating margins were affected by increased SG&A expenses due to increased incentive compensation expense, which reflected stronger financial results in relation to pre-established performance targets. While the increased raw material costs affected our gross profit and operating margins for the full fiscal year for 2012, raw material prices stabilized in the fourth quarter of fiscal 2012.

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

At April 29, 2012, and May 1, 2011, property, plant and equipment totaled $29.2 million and $28.6 million, respectively. The $29.2 million represents property, plant, and equipment located in the U.S. of $21.2 million and located in Canada of $8.0 million. The $28.6 million represents property, plant, and equipment located in the U.S. of $20.0 million and located in Canada of $8.6 million. The increase in this segment’s property, plant, and equipment balance is primarily due to fiscal 2012 capital spending of $4.9 million offset by depreciation expense of $4.3 million.

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

Upholstery Fabrics Segment

Net Sales

Upholstery fabric net sales (which include both fabric and cut and sewn kits) were $108.9 million in fiscal 2012, compared with $94.4 million in fiscal 2011, an increase of 15%. Also, upholstery fabric net sales were $32.3 million in the fourth quarter of fiscal 2012, an increase of 28% compared with $25.2 million in the fourth quarter of fiscal 2011. This increase in net sales reflected improved industry demand and customer response to our designs and new product introductions. In addition, the increase reflected price increases we implemented starting in the fourth quarter of fiscal 2011 to partially offset increased raw material costs.

Our increase in net sales was primarily driven by growth of our China operations, as this platform played a significant role in our global development in fiscal 2012, with increased net sales to key customers located in the U.S., the local China market, and other international customers. Net sales of upholstery fabric produced outside our U.S. manufacturing operations were 88% of total upholstery fabric net sales in fiscal 2012 compared with 86% in fiscal 2011. Net sales of upholstery fabrics produced outside our U.S. manufacturing operations were $95.5 million in fiscal 2012 compared with $81.2 million in fiscal 2011.

Net sales of U.S.-produced upholstery fabrics were $13.4 million or 12% of total upholstery fabric net sales in fiscal 2012 compared with $13.2 million or 14% of total upholstery fabric net sales in fiscal 2011. Although net sales remained relatively flat in fiscal 2012 compared with fiscal 2011, we were pleased with the sales and profit improvement during the fourth quarter of fiscal 2012 from our U.S. operation, with increased demand for both velvet and woven texture fabrics. Our actions in the second quarter of fiscal 2012 to align our U.S. capacity with expected demand and increase prices had a favorable impact on profitability. We reported net sales of $4.1 million in the fourth quarter of fiscal 2012 from our U.S. operation, an increase of 44% from $2.9 million in the second quarter of fiscal 2012.

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

In addition, operating margins were affected by increased SG&A expenses due to start-up expenses associated with our Culp Europe operation and an increase in incentive compensation accruals that reflected stronger financial results in relation to pre-established performance targets.

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

At April 29, 2012, property, plant, and equipment totaled $1.1 million compared with $967,000 at May 1, 2011.  The $1.1 million represents property, plant, and equipment located in the U.S. of $837,000, located in China of $183,000, and located in Poland of $104,000. The $967,000 represents property, plant, and equipment located in the U.S. of $727,000, located in China of $184,000, and located in Poland of $56,000.

Other Income Statement Categories

Selling, General and Administrative Expenses – SG&A expenses for the company as a whole were $25.0 million for fiscal 2012 compared with $21.1 million for fiscal 2011, an increase of 19%. This increase primarily pertained to start-up expenses associated with our Culp Europe operations that did not significantly occur until fiscal 2012 and increased incentive compensation expense, which reflected stronger financial results in relation to pre-established performance targets. SG&A as a percent of net sales was 9.8% and 9.7% in fiscal 2012 and 2011, respectively.

Interest Expense (Income) -- Interest expense was $780,000 for fiscal 2012 compared with $881,000 for fiscal 2011. This trend reflected lower outstanding balances on our long-term debt.

Interest income was $508,000 in fiscal 2012 compared with $240,000 for fiscal 2011.  Our increase in interest income was primarily due to a higher rate of return on increased short-term investment balances throughout fiscal 2012 compared to fiscal 2011.

Other Expense – Other expense was $236,000 for fiscal 2012 compared with $40,000 for fiscal 2011. This increase reflected fluctuations in the foreign exchange rate for our subsidiaries domiciled in Canada, China, and Poland.

Income Taxes

We recorded income tax expense of $902,000, or 6.4% of income before income tax expense, in fiscal 2012 compared with an income tax benefit of $1.1 million, or 7.3% of income before income tax expense, in fiscal 2011. The income tax expense for fiscal 2012 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

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

Handling Costs

The company records warehousing costs in SG&A expenses.  These costs were $3.2 million, $2.6 million, and $2.4 million in fiscal 2013, 2012, and 2011, respectively.  Warehousing costs include the operating expenses of our various finished goods distribution centers, such as personnel costs, utilities, building rent and material handling equipment, and lease expense.  Had these costs been included in cost of sales, gross profit would have been $46.3 million or 17.2% of net sales, in fiscal 2013, $37.1 million, or 14.6% of net sales, in fiscal 2012, and $34.4 million, or 15.9% of net sales, in fiscal 2011.

Liquidity and Capital Resources

Liquidity

Our sources of liquidity include cash and cash equivalents, short-term investments, cash flow from operations, and amounts available under our unsecured revolving credit lines.  These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our present cash and cash equivalents and short-term investment balance of $28.8 million at April 28, 2013, cash flow from operations, and current availability under our unsecured revolving credit lines will be sufficient to fund our business needs and our contractual obligations (see commitments table below).

We have maintained a strong financial position during fiscal 2013. Our cash and cash equivalents and short-term investments totaled $28.8 million at April 28, 2013, compared with $31.0 million at April 29, 2012. We have maintained this position despite spending of $7.6 million for dividend payments, $5.0 million for common stock repurchases, $4.4 million for capital expenditures, and $2.5 million for long-term debt principal payments. This spending was significantly offset by net cash provided by operating activities of $17.1 million, as compared to $12.0 million in fiscal 2012.

At April 28, 2013, our cash and cash equivalents and short-term investments of $28.8 million exceeded our total debt (current maturities of long-term debt, long-term debt, and line of credit) of $7.2 million. Our next scheduled principal payment of $2.2 million on long-term debt is due August 2013. We are currently planning for capital expenditures of $7.2 million in fiscal 2014, which primarily pertain to our mattress fabrics segment.

Our cash and cash equivalents and short-term investments may be adversely affected by factors beyond our control, such as weakening industry demand and delays in receipt of payments on accounts receivable.

Dividend Program

On June 13, 2012, we announced that our board of directors approved the payment of a cash dividend of $0.03 per share in the first quarter of fiscal 2013, representing the first cash dividend on our common stock since January of 2001. These dividend payments of $0.03 per share continued each quarter for the remainder of fiscal 2013. On November 27, 2012, we announced that our board of directors approved the payment of a special cash dividend of $0.50 per share, which was paid on December 28, 2012.

During fiscal 2013, dividend payments totaled $7.6 million, of which $6.1 million represented the special cash dividend payment of $0.50 per share, and $1.5 million represented the quarterly dividend payments of $0.03 per share, respectively.

One June 12, 2013, we announced that our board of directors approved a 33% increase in payment of a quarterly cash dividend from $0.03 to $0.04 per share, commencing the first quarter of fiscal 2014. The dividend will be paid on July 15, 2013, to shareholders of record as of the close of business on July 1, 2013. Future dividend payments are subject to Board approval and may be adjusted at the Board’s discretion as business needs or market conditions change.

Common Stock Repurchases

On June 13, 2012, we announced that our board of directors approved a new authorization to acquire up to $5.0 million of our common stock. This action replaced prior authorizations to acquire up to $7.0 million of our common stock in fiscal 2012, of which $5.4 million had been used during fiscal 2012.

On August 29, 2012, we announced that our board of directors approved a new authorization to acquire up to $2.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The amount of shares purchased and the timing of such purchases will be based on working capital requirements, market and general business conditions, and other factors including alternative investment opportunities.

During fiscal 2013, we purchased 502,595 shares of common stock at a cost of $5.0 million, and as a result, we reached the $5.0 million limit that was authorized on June 13, 2012. As of April 28, 2013, there had been no repurchases of common stock on the $2.0 million limit that was authorized on August 29, 2012.

Since the common stock repurchase program was implemented in fiscal 2012, we have repurchased 1.1 million shares of common stock at a cost of $10.4 million.

Working Capital

Accounts receivable at April 28, 2013, were $23.4 million, a decrease of 7% compared with $25.1 million at April 29, 2012. This decrease primarily reflects a decrease in business volume in both our business segments for the fourth quarter of fiscal 2013 compared with the fourth quarter of fiscal 2012. Net sales in the fourth quarter of fiscal 2013 and 2012 were $70.4 million and $75.7 million, respectively. Days’ sales in receivables were 30 days and 29 days during the fourth quarters of fiscal 2013 and 2012, respectively.

Inventories at April 28, 2013 were $38.4 million, an increase of 6% compared with $36.4 million at April 29, 2012. The inventory on hand reflects anticipated customer demand trends in the first quarter of fiscal 2014 and the start-up for our CLASS operation associated with our mattress fabrics segment. Inventory turns were 5.9 and 6.6 for fiscal 2013 and 2012, respectively.

Accounts payable-trade as of April 28, 2013, were $22.4 million, a decrease of 27% compared with $30.7 million at April 29, 2012.  This decrease primarily reflects timing of vendor payments associated with our inventory and fixed assets purchases in fiscal 2013 compared with fiscal 2012.

Operating working capital (comprised of accounts receivable and inventories, less accounts payable –trade and capital expenditures) was $39.2 million at April 28, 2013, compared with $30.6 million at April 29, 2012. Operating working capital turnover was 7.4 in fiscal 2013 compared to 8.9 in fiscal 2012.

Financing Arrangements

Unsecured Term Notes

We entered into a note agreement dated August 11, 2008 that provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The remaining principal payments are payable over an average term of 2.3 years through August 11, 2015. Any principal prepayments would be assessed a penalty as defined in the agreement. The agreement contains customary financial and other covenants as defined in the agreement.

Government of Quebec Loan

We had an agreement with the Government of Quebec for a term loan that was non-interest bearing with the last monthly payment due on December 1, 2013. This loan was paid in full in the fourth quarter of fiscal 2013. The proceeds from this loan were used to partially finance capital expenditures at our Rayonese facility located in Quebec, Canada.

Revolving Credit Agreement –United States

We have an unsecured Amended and Restated Credit Agreement that provides for a revolving loan commitment of $7.6 million and is set to expire on August 25, 2013. This agreement provides for a pricing matrix to determine the interest rate payable on loans made under the agreement (applicable interest rate of 1.8% at April 28, 2013). At April 28, 2013 there was a $195,000 outstanding letter of credit (all of which related to workers compensation). As of April 29, 2012, there were no outstanding letters of credit. At April 28, 2013 and April 29, 2012, there were no borrowings outstanding under the agreement.

We are currently negotiating a renewal of this line of credit and we expect to reach a final agreement before the expiration date of the current agreement.

Revolving Credit Agreement - China

We have an unsecured credit agreement with our operations in China that provides for a line of credit up to 40 million RMB (approximately $6.4 million USD at April 28, 2013), expiring on September 2, 2013. This agreement has an interest rate determined by the Chinese government. There were no borrowings under this agreement as of April 28, 2013 and April 29, 2012.

On June 8, 2013, we renewed our unsecured credit agreement associated with our operations in China. The renewal extended the agreement to June 8, 2014, and provides for a line of credit up to 40 million RMB (approximately $6.4 million USD).

Revolving Credit Agreement - Europe

On January 17, 2012, we entered into an unsecured credit agreement associated with our operations in Poland that provides for a line of credit up to 6.8 million Polish Zloty (approximately $2.1 million in USD at April 28, 2013). This agreement bears interest at WIBOR (Warsaw Interbank Offered Rate) plus 2% (applicable interest rate of 5.25% at April 28, 2013). On January 8, 2013, this agreement was amended to extend the expiration date from January 15, 2013 to August 25, 2013.

At April 28, 2013, $561,000 (1.8 million Polish Zloty) in borrowings were outstanding under this agreement. At April 29, 2012, $889,000 (2.8 million Polish Zloty) in borrowings were outstanding under this agreement.

We are currently negotiating a renewal of this line of credit and we expect to reach a final agreement before the expiration date of the current agreement.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants.  At April 28, 2013, the company was in compliance with these financial covenants.

The principal payment requirements for long-term debt during the next three fiscal years are: 2014 – $2.2 million; 2015 - $2.2 million; and 2016 – $2.2 million.

Commitments

The following table summarizes our contractual payment obligations and commitments for each of the next five fiscal years (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Capital expenditures	$170	-	-	-	-	-	170
Accounts payable – capital expenditures	225	-	-	-	-	-	225
Operating leases	2,099	1,843	1,484	577	52	-	6,055
Interest expense (1)	441	264	88	-	-	-	793
Line of credit	561	-	-	-	-	-	561
Long-term debt – principal	2,200	2,200	2,200	-	-	-	6,600
Total (2)	$5,696	4,307	3,772	577	52	-	14,404

Note:  Payment Obligations by End of Each Fiscal Year

(1)	Interest expense includes interest incurred on long-term debt

(2)
At April 28, 2013, the company had $13.1 million of total gross unrecognized tax benefits, of which $8.9 million and $4.2 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, competent authority proceedings, changes in regulatory tax laws, or interpretations of those tax laws, or expiration of statutes of limitation. As a result of these inherent uncertainties, the company cannot reasonably estimate the timing of payment of these amounts. Of the $13.1 million in total gross unrecognized tax benefits, $8.9 million would not be subject to cash payments due to the company’s U.S. federal and state net operating loss carryforwards.

Capital Expenditures

Capital expenditures on a cash basis were $4.4 million and $5.9 million for fiscal 2013 and 2012, respectively. These capital expenditures primarily pertain to our mattress fabrics segment. Depreciation expense was $5.1 million and $4.9 million for fiscal 2013 and 2012, respectively, and primarily pertained to our mattress fabrics segment.

For fiscal 2014, we are estimating capital expenditures and depreciation expense for the company as a whole to be $7.2 million and $5.6 million, respectively. The estimated capital expenditures and depreciation expense primarily relate to the mattress fabrics segment. These are management’s current expectations only, and changes in our business needs could cause changes in plans for capital expenditures and expectations for related depreciation expense.

Accounts Payable – Capital Expenditures

At April 28, 2013, we had total amounts due regarding capital expenditures totaling $225,000, which pertain to outstanding vendor invoices, none of which are financed. This amount due of $225,000 is required to be paid in full during fiscal 2014.

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

Accounts Receivable - Allowance for Doubtful Accounts.  Substantially all of our accounts receivable are due from residential and commercial furniture and bedding manufacturers.  Ownership of these manufacturers is increasingly concentrated and certain bedding manufacturers have a high degree of leverage.  As of April 28, 2013, accounts receivable from furniture manufacturers totaled approximately $10.6 million, and accounts receivable from bedding manufacturers totaled approximately $12.8 million.  Additionally, as of April 28, 2013, the aggregate accounts receivable balance of the company’s ten largest customers was $12.7 million, or 54% of trade accounts receivable. No customers within the upholstery fabrics segment accounted for 10% or more of consolidated accounts receivable as of April 28, 2013. One customer within the mattress fabrics segment represented 10% of consolidated accounts receivable at April 28, 2013.

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

The reserve balance for doubtful accounts was $780,000 and $567,000 at April 28, 2013 and April 29, 2012, respectively.

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

The reserve for inventory markdowns was $2.0 million at April 28, 2013 and April 29, 2012, respectively.

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

The company’s goodwill of $11.5 million at April 28, 2013, relates to the mattress fabrics segment.

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

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on this assessment, we recorded a partial valuation allowance of $963,000 and $12.8 million against our net deferred tax assets at April 28, 2013 and April 29, 2012, respectively. Our valuation allowance of $963,000 at April 28, 2013, represents a $722,000 valuation allowance against certain U.S. state net operating loss carryforwards and credits and a valuation allowance of $241,000 against our loss carryforwards associated with our Culp Europe operation located in Poland. Our valuation of $12.8 million at April 29, 2012, was against our net deferred tax assets associated with our U.S. operations.

Refer to Note 8 located in the notes to the consolidated statements for disclosures regarding our assessment of our recorded valuation allowance as of April 28, 2013 and April 29, 2012, respectively.

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

At April 28, 2013, we had $13.1 million of total gross unrecognized tax benefits, of which $8.9 million and $4.2 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets.

Adoption of New Accounting Pronouncements

Refer to Note 1 located in the notes to the consolidated statements for recently adopted accounting pronouncements for fiscal 2013.

Recently Issued Accounting Standards

Refer to Note 1 located in the notes to the consolidated statements for recently issued accounting pronouncements for fiscal 2014.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our revolving credit lines. At April 28, 2013, our U.S. revolving credit agreement provides for a pricing matrix to determine the interest rate payable on loans made under this agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. At April 28, 2013, there were no borrowings outstanding under our U.S. and China revolving credit lines. At April 28, 2013, our revolving credit line associated with our operation in Europe bears interest rate of WIBOR plus 2% and had borrowings outstanding of $561,000.

We are not exposed to market risk from changes in interest rates on our long-term debt.  Our unsecured term notes have a fixed interest rate of 8.01%.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in China, Canada, and Poland. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and Poland, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the U.S. dollar as their functional currency. A substantial portion of the company’s imports purchased outside the U.S. are denominated in U.S. dollars. A 10% change in the above exchange rates at April 28, 2013, would not have had a significant impact on our results of operations or financial position.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Culp, Inc. (a North Carolina corporation) and Subsidiaries (the “Company”) as of April 28, 2013 and April 29, 2012, and the related consolidated statements of net income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended April 28, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Culp, Inc. and Subsidiaries as of April 28, 2013 and April 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended April 28, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 12, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
July 12, 2013

CONSOLIDATED BALANCE SHEETS

April 28, 2013 and April 29, 2012 (dollars in thousands, except per share data and common stock shares)	2013	2012
ASSETS
current assets:
cash and cash equivalents	$23,530	$25,023
short-term investments	5,286	5,941
accounts receivable, net	23,392	25,055
inventories	38,418	36,373
deferred income taxes	7,709	2,467
assets held for sale	-	15
income taxes receivable	318	-
other current assets	2,093	1,989
total current assets	100,746	96,863

property, plant and equipment, net	30,594	31,279
goodwill	11,462	11,462
deferred income taxes	753	3,205
other assets	1,151	1,907
total assets	$144,706	$144,716

LIABILITIES AND SHAREHOLDERS' EQUITY
current liabilities:
current maturities of long-term debt	$2,200	$2,404
line of credit	561	889
accounts payable - trade	22,357	30,663
accounts payable - capital expenditures	225	169
accrued expenses	11,829	9,321
accrued restructuring costs	-	40
income taxes payable	285	642
total current liabilities	37,457	44,128

income taxes payable - long-term	4,191	4,164
deferred income taxes	3,075	705
long-term debt, less current maturities	4,400	6,719
total liabilities	49,123	55,716

commitments and contingencies (notes 9 and 10)

shareholders' equity:
preferred stock, $.05 par value, authorized 10,000,000
shares	-	-
common stock, $.05 par value, authorized 40,000,000
shares, issued and outstanding 12,224,894 at
April 28, 2013 and 12,702,806 at April 29, 2012	611	635
capital contributed in excess of par value	41,901	46,056
accumulated earnings	53,017	42,293
accumulated other comprehensive income	54	16
total shareholders' equity	95,583	89,000
total liabilities and shareholders' equity	$144,706	$144,716

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF NET INCOME

For the years ended April 28, 2013, April 29, 2012 and May 1, 2011

(dollars in thousands, except per share data)	2013	2012	2011

net sales	$268,814	$254,443	$216,806
cost of sales	219,284	214,711	179,966
gross profit	49,530	39,732	36,840

selling, general and administrative expenses	28,445	25,026	21,069
restructuring expense	-	-	28
income from operations	21,085	14,706	15,743
interest expense	632	780	881
interest income	(419)	(508)	(240)
other expense, net	583	236	40
income before income taxes	20,289	14,198	15,062
income tax expense (benefit) (note 8)	1,972	902	(1,102)
net income	$18,317	$13,296	$16,164

net income per share-basic	$1.50	$1.05	$1.25
net income per share-diluted	$1.47	$1.03	$1.22

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended April 28, 2013, April 29, 2012 and May 1, 2011

	2013	2012	2011

Net income	$18,317	$13,296	$16,164

Other comprehensive income (loss)

Loss on cash flow hedges, net of taxes	-	-	(103)

Unrealized gain on short-term investments, net of taxes	38	16	-

Total other comprehensive income (loss)	38	16	(103)

Comprehensive income	$18,355	$13,312	$16,061

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(dollars in thousands, except common stock shares)			capital		accumulated
	common	common	contributed		other	total
For the years ended April 28, 2013	stock	stock	in excess of	Accumulated	comprehensive	shareholders'
April 29, 2012 and May 1, 2011	shares	amount	par value	earnings	income	equity

balance, May 2, 2010	13,051,785	$652	$49,459	$12,833	$103	$63,047
net income	-	-	-	16,164	-	16,164
stock-based compensation	-	-	360	-	-	360
loss on cash flow hedge, net of taxes	-	-	-	-	(103)	(103)
common stock issued in connection
with performance based units	40,000	2	(2)	-	-	-
common stock surrendered for withholding
taxes payable and cost of option exercises	(60,415)	(3)	(560)	-	-	(563)
excess tax benefit related to stock options
exercised	-	-	339	-	-	339
fully vested common stock award	3,114	-	-			-
common stock issued in connection
with stock option plans	229,974	12	1,085	-	-	1,097
balance, May 1, 2011	13,264,458	663	50,681	28,997	-	80,341
net income	-	-	-	13,296	-	13,296
stock-based compensation	-	-	349	-	-	349
unrealized gain on short-term investments	-	-	-	-	16	16
excess tax benefit related to stock options
exercised	-	-	64	-	-	64
common stock repurchased	(624,127)	(31)	(5,353)			(5,384)
fully vested common stock award	3,075	-	-	-	-	-
common stock issued in connection
with stock option plans	59,400	3	315	-	-	318
balance, April 29, 2012	12,702,806	635	46,056	42,293	16	89,000
net income	-	-	-	18,317	-	18,317
stock-based compensation	-	-	562	-	-	562
unrealized gain on short-term investments	-				38	38
excess tax benefit related to stock options
exercised	-	-	76	-	-	76
common stock repurchased	(502,595)	(25)	(4,997)	-	-	(5,022)
fully vested common stock award	1,658	-	-	-	-	-
common stock issued in connection
with stock option plans	23,025	1	204			205
dividends paid	-	-	-	(7,593)	-	(7,593)
balance, April 28, 2013	12,224,894	$611	$41,901	$53,017	$54	$95,583

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended April 28, 2013, April 29, 2012 and May 1, 2011
(dollars in thousands)	2013	2012	2011

cash flows from operating activities:
net income	$18,317	$13,296	$16,164
adjustments to reconcile net income to net cash
provided by operating activities:
depreciation	5,115	4,865	4,372
amortization of other assets	235	243	442
stock-based compensation	562	349	360
excess tax benefit related to stock options exercised	(76)	(64)	(339)
deferred income taxes	(344)	(1,682)	(3,390)
gain on sale of equipment	-	(168)	(22)
restructuring expenses, net of gain on sale of related assets	-	-	28
foreign currency exchange losses (gains)	222	(215)	(115)
changes in assets and liabilities, net of effects of acquisition of assets:
accounts receivable	1,667	(4,792)	(199)
inventories	(1,979)	(7,497)	(2,579)
other current assets	(49)	395	(621)
other assets	(176)	(61)	(3)
accounts payable-trade	(8,384)	5,426	2,110
accrued expenses	2,531	1,710	(2,286)
accrued restructuring	(40)	(4)	(280)
income taxes	(526)	202	1,179
net cash provided by operating activities	17,075	12,003	14,821

cash flows from investing activities:
capital expenditures	(4,400)	(5,890)	(6,352)
purchase of short-term investments	(105)	(4,797)	(6,713)
proceeds from the sale of short-term investments	795	6,707	2,037
proceeds from life insurance policies	716	-	-
payments on life insurance policies	(19)	-	-
proceeds from the sale of buildings and equipment	-	299	79
net cash used in investing activities	(3,013)	(3,681)	(10,949)

cash flows from financing activities:
proceeds from lines of credit	1,000	6,323	-
payments on lines of credit	(1,325)	(5,500)	-
payments on vendor-financed capital expenditures	-	-	(377)
payments on long-term debt	(2,515)	(2,404)	(179)
debt issuance costs	-	(37)	(27)
repurchases of common stock	(5,022)	(5,384)	-
dividends paid	(7,593)	-	-
proceeds from common stock issued	205	318	769
excess tax benefit related to stock options exercised	76	64	339
net cash (used in) provided by financing activities	(15,174)	(6,620)	525

effect of exchange rate changes on cash and cash equivalents	(381)	140	489

(decrease) increase in cash and cash equivalents	(1,493)	1,842	4,886

cash and cash equivalents at beginning of year	25,023	23,181	18,295

cash and cash equivalents at end of year	$23,530	$25,023	$23,181

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

During the third quarter of fiscal 2011, we formed a new wholly-owned subsidiary in Poland, called Culp Europe. This operation sells and distributes upholstery fabrics, using fabrics sourced primarily from our operations located in China. Our sales and marketing efforts in Europe also include a program for shipping containers of fabric and cut and sewn kits directly from our operations located in China to customers in Europe. Sales activities in Culp Europe commenced during the fourth quarter of fiscal 2011.

Basis of Presentation – The consolidated financial statements of the company have been prepared in accordance with U.S. generally accepted accounting principles.

Principles of Consolidation – The consolidated financial statements include the accounts of the company and its subsidiaries, which are wholly-owned.  All significant intercompany balances and transactions have been eliminated in consolidation. The accounts of our subsidiaries located in Shanghai, China and Poznan, Poland are consolidated as of April 30, a calendar month end, which is required by the Chinese and Polish governments, respectively. No events occurred related to the difference between our fiscal year end on the Sunday closest to April 30 and our China and Polish subsidiaries year end of April 30 that materially affected the company’s financial position, results of operations, or cash flows for fiscal years 2013, 2012, and 2011.

Fiscal Year – Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30.  Fiscal 2013, 2012 and 2011 each included 52 weeks.

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

Cash and Cash Equivalents – Cash and cash equivalents include demand deposit and money market accounts.  We consider all highly liquid instruments with original maturities of three months or less to be cash equivalents. Our Chinese subsidiaries had cash and cash equivalents of $10.2 million and $15.6 million at April 28, 2013 and April 29, 2012, respectively. Our Canadian subsidiary had cash and cash equivalents of $5.0 million and $5.6 million at April 28, 2013 and April 29, 2012, respectively.  Our Polish subsidiary had cash and cash equivalents of $100,000 and $158,000 at April 28, 2013 and April 29, 2012, respectively. Throughout the year, we have cash balances regarding our U.S. operations in excess of federally insured amounts on deposit with a financial institution.

Short-Term Investments – Short-term investments include short-term bond funds and a savings account that has a maturity of less than one year. Our short-term bond funds are classified as available-for-sale. Our short term bonds funds had unrealized gains totaling $54,000 and $16,000 at April 28, 2013 and April 29, 2012, respectively. Our short-term bond funds were recorded at its fair value of $5.3 million and $5.1 million at April 28, 2013 and April 29, 2012, respectively. The fair value of this investment approximates its cost basis.

Our Chinese subsidiaries did not hold any short-term investments at April 28, 2013. Our Chinese subsidiaries had short-term investments of $796,000 at April 29, 2012. Our Canadian subsidiary had short-term investments of $4.2 million and $4.1 million at April 28, 2013 and April 29, 2012, respectively. Our U.S. operations held short-term investments of $1.0 million at April 28, 2013 and April 29, 2012, respectively.

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

Property, Plant and Equipment – Property, plant and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Major renewals and betterments are capitalized.  Maintenance, repairs and minor renewals are expensed as incurred.  When properties or equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts.  Amounts received on disposal less the book value of assets sold are charged or credited to income from operations.

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

No interest costs were capitalized for the construction of qualifying fixed assets for fiscal 2013 and 2012.

Interest costs of $17,000 for the construction of qualifying fixed assets were capitalized and are being amortized over the related assets’ estimated useful lives for the fiscal year ended 2011.

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

Foreign Currency Adjustments – The United States dollar is the functional currency for the company’s Canadian, Chinese, and Polish subsidiaries. All monetary foreign currency asset and liability accounts are remeasured into U.S. dollars at year-end exchange rates. Non-monetary asset and liabilities such as property, plant, and equipment are recorded at historical exchange rates. Foreign currency revenues and expenses are remeasured at average exchange rates in effect during the year, except for certain expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses from remeasurement of foreign currency denominated monetary assets and liabilities are recorded in the other expense, net line item in the Consolidated Statements of Operations in the period in which they occur.

Our Canadian subsidiary reported a foreign currency exchange loss of $10,000, $19,000, and $24,000 for fiscal 2013, 2012, and 2011, respectively. Our Chinese subsidiaries reported a foreign currency exchange loss of $158,000 for fiscal 2013. Our Chinese subsidiaries reported a foreign exchange gain of $320,000 and $222,000 for fiscal 2012 and 2011, respectively. Our Polish subsidiary reported a foreign exchange loss $40,000 and $145,000 in fiscal 2013 and 2012, respectively. Our Polish subsidiary reported a foreign exchange gain of $26,000 in fiscal 2011.

Goodwill – Management assesses goodwill for impairment at the end of each fiscal year or between annual tests if an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying values. During the fourth quarter of fiscal 2012, we early adopted ASU No. 2011-08, Intangibles – Goodwill and Other (ASC Topic 350) – Testing Goodwill for Impairment when we performed our annual impairment test. ASU No. 2011-08 provides companies with a new option to determine whether or not it is necessary to apply the traditional two-step quantitative goodwill impairment test in ASC Topic 350. Under ASU No. 2011-08, companies are no longer required to calculate the fair value of the reporting unit (mattress fabrics segment) unless it determines, on the basis of qualitative information, that it is more likely than not (i.e. greater than 50%) that the fair value of a reporting unit is less than its carrying amount. Based on our qualitative assessment as of April 28, 2013, we determined that our goodwill is not impaired using a more likely than not standard.

Our goodwill of $11.5 million at April 28, 2013 and April 29, 2012, respectively, relates to our mattress fabrics segment.

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

Shipping and Handling Costs – Revenue received for shipping and handling costs, which is immaterial for all periods presented, is included in net sales.  Shipping costs, principally freight, that comprise payments to third-party shippers are classified as cost of sales.  Handling costs represent finished goods warehousing costs incurred to store, move, and prepare products for shipment in the company’s various distribution facilities. Handling costs were $3.2 million, $2.6 million and $2.4 million in fiscal 2013, 2012, and 2011, respectively, and are included in selling, general and administrative expenses.

Sales and Other Taxes – Sales and other taxes collected from customers and remitted to governmental authorities are presented on a net basis and, as such, are excluded from revenues.

Stock-Based Compensation – Our equity incentive plans are described more fully in Note 11. ASC 718, “Compensation – Stock Compensation” (formerly known as SFAS No. 123(R)), requires that all stock-based compensation be recognized as compensation expense in the financial statements and that such cost be measured at the grant date for awards issued to employees and the company’s board of directors. Equity awards issued to non-employees are measured at the earlier date of when the performance criteria are met or the end of each reporting period. Compensation expense for unvested stock options and time vested restricted stock awards are amortized on a straight-line basis over the remaining vesting periods. Compensation expense for performance based restricted stock units were recorded based on an assessment each reporting period of the probability if certain performance goals were to be met during the contingent vesting period. If performance goals were not probable of occurrence, no compensation expense was recognized and any previously recognized compensation cost was reversed. Excess tax benefits related to our equity incentive plans are reflected as financing cash inflows on the Statement of Cash Flows. We have elected to record the additional excess tax benefits associated with our equity incentive awards as a reduction in current income tax payable prior to utilizing any net operating loss carryforwards.

Fair Value of Financial Instruments – The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. These financial instruments include our long-term debt and short-term bond funds. The fair value measurement of these financial instruments are described more fully in Note 12.

The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, other current assets, line of credit, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments.

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

In February 2013, the FASB issued accounting guidance related to reporting amounts reclassified out of accumulated other comprehensive income. The guidance amends the comprehensive income reporting standards to require items that are reclassified in their entirety to net income from accumulated other comprehensive income in the same reporting period to be reported separately from other amounts in other comprehensive income. These amounts may be disclosed on the face of the financial statements where net income is presented or in the notes to the consolidated financial statements. The guidance does not amend any existing disclosures around net income or other comprehensive income it is only intended to improve the transparency of items in other comprehensive income. We adopted this guidance in the fourth quarter of fiscal 2013 and the required disclosure was made in Note 13 of the notes to the consolidated financial statements.

Recently Issued Accounting Pronouncements

None

2.       ACCOUNTS RECEIVABLE

A summary of accounts receivable follows:

	April 28,	April 29,
(dollars in thousands)	2013	2012
customers	$24,715	26,100
allowance for doubtful accounts	(780)	(567)
reserve for returns and allowances and discounts	(543)	(478)
	$23,392	25,055

A summary of the activity in the allowance for doubtful accounts follows:

(dollars in thousands)	2013	2012	2011
beginning balance	$(567)	(776)	(1,322)
provision for bad debts	(283)	(67)	273
write-offs, net of recoveries	70	276	273
ending balance	$(780)	(567)	(776)

A summary of the activity in the allowance for returns and allowances and discounts follows:

(dollars in thousands)	2013	2012	2011
beginning balance	$(478)	(577)	(534)
provision for returns and allowances	(2,454)	(2,694)	(2,236)
and discounts
credits issued	2,389	2,793	2,193
ending balance	$(543)	(478)	(577)

3.	INVENTORIES

A summary of inventories follows:

	April 28,	April 29,
(dollars in thousands)	2013	2012
raw materials	$5,311	5,534
work-in-process	2,539	3,631
finished goods	30,568	27,208
	$38,418	36,373

4.       PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

	depreciable lives	April 28,	April 29,
(dollars in thousands)	(in years)	2013	2012
land and improvements	0-10	$741	741
buildings and improvements	7-40	12,812	12,566
leasehold improvements	**	801	801
machinery and equipment	3-12	53,608	51,267
office furniture and equipment	3-10	6,587	5,869
capital projects in progress		1,733	1,062
		76,282	72,306
accumulated depreciation and amortization		(45,688)	(41,027)
		$30,594	31,279

** Shorter of life of lease or useful life.

At April 28, 2013, we had total amounts due regarding capital expenditures totaling $225,000, which pertain to outstanding vendor invoices, none of which are financed. The total outstanding amount of $225,000 is required to be paid in full in fiscal 2014.

At April 29, 2012, we had total amounts due regarding capital expenditures totaling $169,000, which pertained to outstanding vendor invoices, none of which are financed.

We did not finance any of our capital expenditures in fiscal 2013, 2012, and 2011.

5.       GOODWILL

A summary of the change in the carrying amount of goodwill follows:

(dollars in thousands)	2013	2012	2011
beginning balance	$11,462	11,462	11,462
loss on impairment	-	-	-
acquisitions	-	-	-
ending balance	$11,462	11,462	11,462

The goodwill balance relates to the mattress fabrics segment.

6.       OTHER ASSETS

A summary of other assets follows:

	April 28,	April 29,
(dollars in thousands)	2013	2012
cash surrender value – life insurance	$625	1,327
non-compete agreements, net	185	333
other	341	247
	$1,151	1,907

Non-Compete Agreements

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

In connection with the asset purchase and consulting agreement with Bodet & Horst on May 8, 2013 (see note 21), we restructured our existing non-compete agreement pursuant to our asset purchase and consulting agreement dated August 11, 2008. We have agreed with Bodet & Horst to replace the existing non-compete agreement that prevented us from selling certain mattress fabrics and products to a leading a manufacturer, that will now allow us to make such sales. In addition, the existing consulting and non-compete agreement, under which Bodet & Horst agreed not to sell most mattress fabrics in North America, is replaced, expanded, and extended pursuant to the new asset purchase and consulting agreement.

During fiscal 2013, 2012, and 2011, the existing non-compete agreement associated with Bodet & Horst was amortized on a straight-line basis over the six year life of the previous agreement.

At April 28, 2013 and April 29, 2012, the gross carrying amount of the non-compete agreements were $1.1 million. At April 28, 2013 and April 29, 2012, accumulated amortization for these non-compete agreements was $940,000 and $741,000, respectively. Amortization expense for these non-compete agreements was $198,000, $197,000 and $413,000 in fiscal 2013, 2012 and 2011, respectively.

Cash Surrender Value - Life Insurance

On December 27, 2012, we entered into an agreement with our Chairman of the Board and his irrevocable trust (the "Trust") dated December 11, 2012. As a result of this agreement, a previous split dollar life insurance agreement in which we purchased a policy on the life of our Chairman of the Board and his spouse, in which we retained ownership of the policy, paid premiums to support the policy, had the right to receive the cash surrender value of the policy upon the second to die of our Chairman of the Board and his spouse, with the Trust receiving the remainder of the policy's death benefit ($8.0 million), was terminated. In connection with the termination of the previous split dollar life insurance agreement, we transferred the life insurance policy to the Trust and received cash proceeds in the amount of the cash surrender value of the policy totaling $626,000.

Also, this agreement required us to pay our Chairman of the Board during the period of his continued employment but in an event no longer than twelve years, additional compensation totaling $60,000 annually.

On March 18th, 2013, we entered into another agreement with our Chairman of the Board and the trustees of the irrevocable trust (the "Trustees"). As a result of this agreement, a previous split dollar life insurance agreement in which we purchased a policy on the life of the Chairman of the Board, in which we retained ownership of the policy, paid premiums to support the policy, had the right to receive the cash surrender value of the policy upon death of the Chairman of the Board, with the Trustees receiving the policy's death benefit ($500,000) was terminated. In connection with the termination of the previous split dollar life insurance agreement, we transferred the life insurance policy to the Trustees and received cash proceeds in the amount of the cash surrender value of the policy totaling $90,000.

At April 28, 2013, we had two life insurance contracts with death benefits to the respective insured totaling $4.4 million. At April 29, 2012, we had four life insurance contracts with death benefits to the respective insured totaling $12.9 million. Our cash surrender value - life insurance balance of $625,000 and $1.3 million at April 28, 2013 and April 29, 2012, respectively, are collectible upon death of the respective insured.

7.	ACCRUED EXPENSES

A summary of accrued expenses follows:
	April 28,	April 29,
(dollars in thousands)	2013	2012
compensation, commissions and related benefits	$9,831	7,293
interest	111	147
other	1,887	1,881
	$11,829	9,321

8.	INCOME TAXES

Income Tax Expense and Effective Income Tax Rate

Total income tax expense (benefit) was allocated as follows:

(dollars in thousands)	2013	2012	2011
income from operations	$1,972	902	(1,102)
shareholders’ equity, related to
the tax benefit arising from the
exercise of stock options	(76)	(64)	(339)
	$1,896	838	(1,441)

Income tax expense (benefit) attributable to income from operations consists of:

(dollars in thousands)	2013	2012	2011
current
federal	$-	79	(79)
state	19	-	-
foreign	2,297	2,505	2,367
	2,316	2,584	2,288
deferred
federal	192	727	1,805
state	14	55	142
undistributed earnings – foreign subsidiaries	7,011	-	-
U.S. operating loss carryforwards	3,665	1,102	1,241
foreign	608	143	89
USD election for Canadian returns	-	-	(315)
valuation allowance	(11,834)	(3,709)	(6,352)
	(344)	(1,682)	(3,390)
	$1,972	902	(1,102)

Income before income taxes related to the company’s foreign operations for the years ended April 28, 2013, April 29, 2012, and May 1, 2011 was $12.0 million, $10.5 million, and $9.9 million, respectively. Income before income taxes related to the company’s domestic operations for the years ended April 28, 2013, April 29, 2012, and May 1, 2011 was $8.2 million, $3.7 million, and $5.2 million, respectively.

The following schedule summarizes the principal differences between the income tax expense (benefit) at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2013	2012	2011
federal income tax rate	34.0%	34.0%	34.0%
foreign tax rate differential	(6.7)	(8.8)	(6.5)
increase in tax reserves	4.0	6.1	8.8
undistributed earnings from foreign subsidiaries	34.6	-	-
non-deductible stock option expense	-	-	1.0
USD election for Canadian returns	-	-	(2.1)
change in valuation allowance	(58.3)	(26.1)	(42.2)
other	2.1	1.2	(0.3)
	9.7%	6.4%	(7.3)%

Deferred Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:

(dollars in thousands)	2013	2012
deferred tax assets:
accounts receivable	$376	301
inventories	1,689	1,738
compensation	3,049	2,107
liabilities and other	700	523
alternative minimum tax credit	1,320	1,320
property, plant and equipment (1)	758	1,001
loss carryforwards – U.S.	19,842	23,472
loss carryforwards – foreign	241	115
unrecognized tax benefits – U.S.	(8,976)	(8,298)
valuation allowances	(963)	(12,797)
total deferred tax assets	18,036	9,482
deferred tax liabilities:
undistributed earnings on foreign subsidiaries	(7,011)	-
property, plant and equipment (2)	(4,653)	(3,715)
other	(985)	(800)
total deferred tax liabilities	(12,649)	(4,515)
Net deferred tax asset	$5,387	4,967

(1)	Pertains to the company’s operations located in China.

(2)	Pertains to the company’s operations located in the U.S. and Canada.

Federal and state net operating loss carryforwards were $50.7 million with related future tax benefits of $19.8 million at April 28, 2013. These carryforwards principally expire in 13-16 years, fiscal 2025 through fiscal 2028.  The company also has an alternative minimum tax credit carryforward of approximately $1.3 million for federal income tax purposes that does not expire.

At April 28, 2013, the current deferred tax asset of $7.7 million represents $7.4 million and $325,000 from our operations located in the U.S. and China, respectively. At April 28, 2013, the non-current deferred tax asset of $753,000 pertains to our operations located in China.  At April 28, 2013, the non-current deferred tax liability of $3.1 million represents $2.0 million and $1.1 million from our operations located in the U.S. and Canada, respectively.

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

Deferred Income Taxes – Valuation Allowance

Summary

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law.  Based on our assessment at April 28, 2013, we recorded a partial valuation allowance of $963,000, of which $722,000 pertained to certain U.S. state net operating loss carryforwards and credits and $241,000 pertained to loss carryforwards associated with our Culp Europe operation located in Poland. Based on our assessment at April 29, 2012, we recorded a partial valuation allowance of $12.8 million against our net deferred tax assets associated with our U.S. operations.

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at April 28, 2013 and April 29, 2012, respectively.

United States

Our net deferred tax asset regarding our U.S. operations primarily pertains to incurring significant U.S. pre-tax losses over the last several years, with U.S. loss carryforwards totaling $50.7 million, $59.9 million, and $60.0 million at April 28, 2013, April 29, 2012 and May 1, 2011, respectively.

Fiscal 2011

Due to the favorable results of our multi-year restructuring process in our upholstery fabric operations and key acquisitions and capital investments made for our mattress fabric segment, on a cumulative three-year basis ending May 1, 2011, our U.S. operations earned a pre-tax income of $4.2 million. In addition, our U.S. operations reported a pre-tax income over fiscal years 2011 and 2010 totaling $8.2 million. We believed that fiscal years 2011 and 2010 were a more indicative measure of future pre-tax income as these fiscal years reflected operating performance after the cost savings of the profit-improvement and restructuring plans were realized and the full operational effects of the acquisitions associated with the company’s mattress fabric operations located in the U.S.

Although the financial results of our U.S. operations had improved, the significant uncertainty in the overall economic climate made it very difficult to forecast medium and long-term financial results associated with our U.S. operations. Based on these economic conditions, we believed it was too uncertain to project pre-tax income associated with our U.S. operations after fiscal 2012.

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

Fiscal 2012

Our U.S. operations earned a cumulative pretax income through the second quarter of fiscal 2012 and fiscal years 2011 and 2010 totaling $10.0 million. This increase in cumulative pre-tax income was driven by our mattress fabrics operations (which primarily resides in the U.S.). During the second quarter of fiscal 2012, our mattress fabrics operations had net sales totaling $35.2 million compared with $28.3 million in the second quarter of fiscal 2011. In addition, our mattress fabrics operations had operating income totaling $3.8 million in the second quarter of fiscal 2012 compared with $3.3 million in the second quarter of fiscal 2011. These improved results in the second quarter of fiscal 2012, which were better than expected, can be attributed to increased sales from our sales and marketing initiatives and new programs with customers who are leading suppliers in the bedding industry. Collectively these developments increased our confidence in forecasting U.S. taxable income through fiscal 2014 in the second quarter of fiscal 2012.

Although our U.S. operations' financial results continued to improve through the second quarter of fiscal 2012, the significant uncertainty in the overall economic climate also continued. As a result, to forecast medium and long-term financial results associated with our U.S. operations was difficult. Since it would have taken a significant period of time for our U.S. operations to realize their U.S. net deferred income tax assets based on earned and forecasted U.S. pre-tax income levels, we believed it was too uncertain to project U.S. pre-tax income levels associated with our U.S. operations after fiscal 2014 that support a "more likely than not" assertion as of end of our second quarter of fiscal 2012.

These trends continued through the fourth quarter of fiscal 2012 and, as a result, we maintained our position that we could only forecast U.S. taxable income through fiscal 2014. Our mattress fabric operations had net sales that totaled $145.5 million in fiscal 2012 compared with $122.4 million in fiscal 2011. In addition, our mattress fabric operations reported operating income of $15.8 million in fiscal 2012 compared with $15.4 million in fiscal 2011.

Based on the positive and negative evidence noted above, we recorded a partial valuation allowance of $12.8 million at April 29, 2012, against the net deferred tax assets associated with our U.S. operations that were expected to reverse beyond fiscal 2014. Accordingly, we recognized an income tax benefit of $4.4 million in the second quarter of fiscal 2012 for the reduction in this valuation allowance for estimated U.S. taxable income in fiscal years 2013 and 2014 that is expected reduce our U.S. loss carryfowards. In the fourth quarter of fiscal 2012, we booked an income tax charge of $211,000 due to a change in our estimate of U.S. taxable income in fiscal years 2013 and 2014 that was made in the second quarter of fiscal 2012.

Fiscal 2013

The improvement in our U.S. operations’ financial results continued through the second quarter of fiscal 2013. Our U.S. operations earned a pre-tax income on a cumulative three-year basis as of April 29, 2012 (the end of our fiscal 2012) of $11.9 million and an additional $3.4 million through the second quarter of fiscal 2013.

This continued earnings improvement from our U.S. operations was primarily due to the operating performance of our mattress fabric operations. Through the second quarter of fiscal 2013, our mattress fabric operations had net sales that totaled $77.7 million, an increase of 15% compared with $67.4 million through the second quarter of fiscal 2012. In addition, our mattress fabric operations reported operating income of $10.3 million through the second quarter of fiscal 2013, an increase of 49% compared with $7.0 million through the second quarter of fiscal 2012. These improved results through the second quarter of fiscal 2013, which were better than expected, can be attributed to the recent evolution of the bedding industry into a more decorative business with growing consumer demand for better bedding and a higher quality mattress fabric, and the recent stabilization of raw material prices.

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

During the second quarter of fiscal 2013, we assessed the financial requirements of our U.S. parent company and foreign subsidiaries and determined that our undistributed earnings from our foreign subsidiaries totaling $55.6 million will not be reinvested indefinitely and will be eventually distributed to our U.S. parent company. The financial requirements of the U.S. parent company have recently changed due to a decision to return cash to its shareholders through dividend payments and common stock repurchases. Also, in order to keep up with the recent growth in consumer demand for better bedding and a higher quality mattress fabric, it is our intention to continue our investment in our domestic mattress fabric operations. As a result of this assessment, we recorded a deferred tax liability and corresponding income tax charge of $6.6 million during the second quarter of fiscal 2013 and an additional $400,000 in the last half of fiscal 2013.

At April 28, 2013, we had accumulated earnings and profits from our foreign subsidiaries totaling $56.7 million. At the same date, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries included U.S. income and foreign withholding taxes totaling $22.0 million, offset by U.S. foreign income tax credits of $15.0 million.

Based on the positive evidence at the end of our second quarter of fiscal 2013, as supported by our cumulative earnings history, current and expected earnings improvement driven by our U.S. mattress fabric operations, and the significant source of U.S. taxable income from the undistributed earnings of our foreign subsidiaries, we recorded an income tax benefit of $12.2 million to reverse substantially all of the valuation allowance against our U.S. net deferred tax assets. In the third quarter of fiscal 2013, we recorded an income tax charge of $103,000, due to a change in our second quarter estimate of the recoverability of our U.S. state net loss operating carryforwards.

After this valuation allowance reversal of $12.1 million, we have a remaining valuation allowance against our U.S. net deferred tax assets totaling $722,000 as of April 28, 2013. This valuation allowance pertains to certain U.S. state net operating loss carryforwards and credits in which it is “more likely than not” that these U.S. state net operating loss carryforwards and credits will not be realized prior to their respective expiration dates.

Poland

During the third quarter of fiscal 2011, we established Culp Europe, a wholly-owned subsidiary located in Poland. Due to the initial start up costs of setting up this operation and the current state of the European economy, this operation had recorded cumulative pre-tax losses totaling $1.1 million through the second quarter of fiscal 2013.

Based on the negative evidence, as supported by our cumulative loss history and the short carryforward period of 5 years imposed by the Polish government, we recorded a full valuation allowance against Culp Europe’s net deferred tax assets as of the end of the second quarter of fiscal 2013. As of April 28, 2013, we recorded an income tax charge and a full valuation allowance against Culp Europe’s net deferred tax assets totaling $241,000.

China

Our net deferred tax asset regarding our China operations primarily pertains to the book versus tax basis difference associated with our China operation’s fixed assets. This book versus tax basis difference resulted from our impairment losses and fixed asset write-downs associated with our September 2008 upholstery fabrics restructuring plan. In order for this net deferred tax asset to have been realized, our China operations must have had sufficient pre-tax income levels to utilize its tax over book depreciation expense. During fiscal 2011, management assessed both positive and negative evidence and concluded that there was sufficient positive evidence that our net deferred tax assets regarding our China operations will more likely than not be realized. Due to the favorable results from our restructuring activities and profit improvement plan initiated in the second quarter of fiscal 2009, our China operations became profitable, reporting pre-tax income of $7.9 million in fiscal 2011 and fiscal 2010. In addition, our China operations earned pre-tax income of $10.2 million over a cumulative three-year period ending May 1, 2011. As a result of the improvement of our China operations’ pre-tax income levels that have been demonstrated over a cumulative period of three years, there was sufficient positive evidence that our China operations can provide sufficient pre-tax income levels to utilize its tax over book depreciation expense. Based on this significant positive evidence, we recognized an income tax benefit of $1.3 million to reduce the valuation allowance of $1.3 million recorded at May 2, 2010 (the beginning of fiscal 2011).

Change in Valuation Allowance

In fiscal 2013, we recorded an income tax benefit of $11.8 million for the reduction of our valuation allowance. This $11.8 million decrease represents a $12.1 million income tax benefit pertaining to a change in judgment about the future realization of our U.S. net deferred tax assets, offset by an income tax charge of $241,000 for the establishment of a full valuation allowance against our net deferred tax assets associated with our Culp Europe operations located in Poland.

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

Uncertainty in Income Taxes

The following table sets forth the change in the company’s unrecognized tax benefit:

(dollars in thousands)	2013	2012	2011
beginning balance	$12,462	11,739	10,135
increases from prior period tax positions	812	852	1,799
decreases from prior period tax positions	(108)	(129)	(195)
increases from current period tax positions	-	-	-
ending balance	$13,166	12,462	11,739

At April 28, 2013, we had $13.1 million of total gross unrecognized tax benefits, of which $4.2 million would favorably affect the income tax rate in future periods. At April 29, 2012, we had $12.5 million of total gross unrecognized tax benefits, of which $4.2 million would favorably affect the income tax rate in future periods.

As of April 28, 2013, we had $13.1 million of total gross unrecognized tax benefits, of which $8.9 million and $4.2 million were classified as net non-current deferred income taxes and income taxes payable-long-term, respectively, in the accompanying consolidated balance sheets. As of April 29, 2012, we had $12.5 million of total gross unrecognized tax benefits, of which $8.3 million and $4.2 million were classified as net non-current deferred income taxes and income taxes payable- long-term, respectively, in the accompanying consolidated balance sheets.

We elected to classify interest and penalties as part of income tax expense. At April 28, 2013 and April 29, 2012, the gross amount of interest and penalties due to unrecognized tax benefits was $640,000 and $485,000, respectively.

The liability for uncertain tax positions at April 28, 2013, includes $13.1 million related to tax positions for which significant change is reasonably possible in fiscal 2014. This amount relates to double taxation under applicable tax treaties with foreign tax jurisdictions. United States federal and state income tax returns filed by the company remain subject to examination for tax years 2002 and subsequent due to loss carryforwards. Canadian federal returns remain subject to examination for tax years 2006 and subsequent. Canadian provincial (Quebec) returns remain subject to examination for tax years 2009 and subsequent. Income tax returns for the company’s China subsidiaries are subject to examination for tax years 2008 and subsequent.

Income Taxes Paid

Income tax payments, net of income tax refunds, were $2.8 million in fiscal 2013, $2.4 million in 2012, and $1.2 million in 2011.

9.	LONG-TERM DEBT AND LINES OF CREDIT

A summary of long-term debt follows:
	April 28,	April 29,
(dollars in thousands)	2013	2012
unsecured senior term notes	$6,600	8,800
canadian government loan	-	323
	6,600	9,123
current maturities of long-term debt	(2,200)	(2,404)
long-term debt, less current maturities	$4,400	6,719

Unsecured Term Notes

We entered into a note agreement dated August 11, 2008 that provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The remaining principal payments are payable over an average term of 2.3 years through August 11, 2015. Any principal prepayments would be assessed a penalty as defined in the agreement. The agreement contains customary financial and other covenants as defined in the agreement.

Government of Quebec Loan

We had an agreement with the Government of Quebec for a term loan that was non-interest bearing with the last monthly payment due on December 1, 2013. This loan was paid in full in the fourth quarter of fiscal 2013. The proceeds from this loan were used to partially finance capital expenditures at our Rayonese facility located in Quebec, Canada.

Revolving Credit Agreement –United States

We have an unsecured Amended and Restated Credit Agreement that provides for a revolving loan commitment of $7.6 million and is set to expire on August 25, 2013. This agreement provides for a pricing matrix to determine the interest rate payable on loans made under the agreement (applicable interest rate of 1.8% at April 28, 2013). At April 28, 2013 there was a $195,000 outstanding letter of credit (all of which related to workers compensation). As of April 29, 2012, there were no outstanding letters of credit. At April 28, 2013 and April 29, 2012, there were no borrowings outstanding under the agreement.

We are currently negotiating a renewal of this line of credit and we expect to reach a final agreement before the expiration date of the current agreement.

Revolving Credit Agreement - China

We have an unsecured credit agreement with our operations in China that provides for a line of credit up to 40 million RMB (approximately $6.4 million USD at April 28, 2013), expiring on September 2, 2013. This agreement has an interest rate determined by the Chinese government. There were no borrowings under this agreement as of April 28, 2013 and April 29, 2012.

On June 8, 2013, we renewed our unsecured credit agreement associated with our operations in China. The renewal extended the agreement to June 8, 2014, and provides for a line of credit up to 40 million RMB (approximately $6.4 million USD).

Revolving Credit Agreement - Europe

On January 17, 2012, we entered into an unsecured credit agreement associated with our operations in Poland that provides for a line of credit up to 6.8 million Polish Zloty (approximately $2.1 million in USD at April 28, 2013). This agreement bears interest at WIBOR (Warsaw Interbank Offered Rate) plus 2% (applicable interest rate of 5.25% at April 28, 2013). On January 8, 2013, this agreement was amended to extend the expiration date from January 15, 2013 to August 25, 2013.

At April 28, 2013, $561,000 (1.8 million Polish Zloty) in borrowings were outstanding under this agreement. At April 29, 2012, $889,000 (2.8 million Polish Zloty) in borrowings were outstanding under this agreement.

We are currently negotiating a renewal of this line of credit and we expect to reach a final agreement before the expiration date of the current agreement.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants.  At April 28, 2013, the company was in compliance with these financial covenants.

The principal payment requirements for long-term debt during the next three fiscal years are: 2014 – $2.2 million; 2015 - $2.2 million; and 2016 – $2.2 million.

Interest paid during 2013, 2012, and 2011 totaled $666,000, $817,000, and $901,000, respectively.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain office, manufacturing and warehouse facilities and equipment under noncancellable operating leases.  Lease terms related to real estate range from three to five years with renewal options for additional periods ranging up to nine years.  The leases generally require the company to pay real estate taxes, maintenance, insurance and other expenses.  Rental expense for operating leases was $2.4 million in fiscal 2013, $2.2 million in fiscal 2012, and $2.1 million in fiscal 2011. Future minimum rental commitments for noncancellable operating leases are $2.1 million in fiscal 2014; $1.8 million in fiscal 2015; $1.5 million in fiscal 2016, $577,000 in fiscal 2017, and $52,000 in fiscal 2018. Management expects that in the normal course of business, these leases will be renewed or replaced by other operating leases.

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

We lease a plant facility associated with our mattress fabrics segment from a partnership owned by certain shareholders and officers of the company and their immediate families. This facility is being leased on a month to month basis at an amount of $12,704 per month. Rents paid to entities owned by certain shareholders and officers of the company and their immediate families totaled $152,000 in each of fiscal 2013, 2012 and 2011.

Chattanooga, TN Lease Agreement

We leased a manufacturing facility in Chattanooga, Tennessee from Joseph E. Proctor d/b/a Jepco Industrial Warehouses (the “Landlord’) for a term of 10 years. This lease expired on April 30, 2008. We closed this facility approximately nine years ago and had not occupied the facility except to provide supervision and security. A $1.4 million lawsuit was filed by the Landlord on April 10, 2008, in the Circuit Court for Hamilton County, Tennessee to collect certain amounts due under the lease.  During the third quarter of fiscal 2011, this lawsuit was concluded, which did not have a material impact on our results of operations and financial condition.

Chromatex Environmental Claim

A lawsuit was filed against us and other defendants (Chromatex, Inc., Rossville Industries, Inc., Rossville Companies, Inc. and Rossville Investments, Inc.) on February 5, 2008 in the United States District Court for the Middle District of Pennsylvania.  The plaintiffs are Alan Shulman, Stanley Siegel, Ruth Cherenson as Personal Representative of Estate of Alan Cherenson, and Adrienne Rolla and M.F. Rolla as Executors of the Estate of Joseph Byrnes.  The plaintiffs were partners in a general partnership that formerly owned a manufacturing plain in West Hazleton, Pennsylvania (the “Site”).  Approximately two years after this general partnership sold the Site to defendants Chromatex, Inc. and Rossville Industries, Inc., we leased and operated the Site as part of our Rossville/Chromatex division.  The lawsuit involves court judgments that have been entered against the plaintiffs and against defendant Chromatex, Inc. requiring them to pay costs incurred by the United States Environmental Protection Agency (“USEPA”) responding to environmental contamination at the Site, in amounts approximating $8.6 million, plus unspecified future environmental costs.  We understand that the USEPA’s costs have exceeded $13 million, but are not expected to increase significantly in the future.  Neither USEPA nor any other governmental authority has asserted any claim against us on account of these matters.  The plaintiffs seek contribution from us and other defendants and a declaration that the company and the other defendants are responsible for environmental response costs under environmental laws and certain agreements.  The plaintiffs also asserted that we tortiously interfered with contracts between them and other defendants in the case and diverted assets to prevent the plaintiffs from being paid monies owed to them.  We defended ourselves vigorously with regards to the matters described in this litigation. In addition, we have an indemnification agreement with certain other defendants in the litigation pursuant to which the other defendants agreed to indemnify us for any damages we incur as a result of the environmental matters that are the subject of this litigation, although it is unclear whether the indemnitors have significant assets at this time.

In the first quarter of fiscal 2014, the parties to this lawsuit reached a tentative settlement of all matters, which would involve the company contributing cash to a global settlement fund in an amount that is not material to our operating results or financial condition.  As of the date of this report, the settlement remains subject to final agreement by the parties, as well as governmental review procedures and approval by the court.

Joint Product, Sales and Marketing Agreement

In order to expand our product offerings and keep pace with the changing customer demand trends within the bedding industry, we entered into a joint product development, sales and marketing agreement with A. Lava & Son Co. (Lava) on May 21, 2012. This agreement formed a new business named Culp-Lava Applied Sewn Solutions (CLASS) and has provided us an opportunity to enter the business of designing, producing, and marketing sewn mattress covers. As a result, we are able to leverage our design capabilities and expand our product offerings from mattress fabrics to finished covers. In connection with this agreement, Lava is providing us with technical assistance and know-how for the start-up of the business and is working with us on the design, sales and marketing of sewn mattress covers.

Pursuant to the agreement, the new business will be fully funded and 100% owned by us. We have established a manufacturing facility located in Stokesdale, North Carolina that is adjacent to our mattress fabric headquarters, providing favorable operating synergies with management and production in the same location. As a result, we will have two mirrored manufacturing facilities to serve our customer base and meet current and expected demand trends in the bedding industry. We have responsibility for all operating control of the new business, including capital expenditures and production and operating costs. Our capital investment in this facility was $751,000 in fiscal 2013 and is projected to be approximately $300,000 for fiscal 2014. Lava is not required to invest capital into CLASS.

During the second quarter of fiscal 2013, we completed the initial equipment installation and conducted training for the start-up associates in this location. We commenced production in November 2012, and we currently expect to incrementally add more capacity for this product category to meet anticipated demand.

Other Litigation

The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

Purchase Commitments

At April 28, 2013, and April 29, 2012, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $170,000 and $1.2 million, respectively.

11.	STOCK-BASED COMPENSATION

Equity Incentive Plan Description

On September 20, 2007, our shareholders approved an equity incentive plan entitled the Culp, Inc. 2007 Equity Incentive Plan (the “2007 Plan”). The types of equity based awards available for grant under the 2007 Plan include stock options, stock appreciation rights, restricted stock and restricted stock units, performance units, and other discretionary awards as determined by our Compensation Committee. An aggregate of 1,200,000 shares of common stock were authorized for issuance under the 2007 Plan. In conjunction with the approval of the 2007 Plan, our 2002 Stock Option Plan was terminated (with the exception of currently outstanding options) and no additional options will be granted under the 2002 Stock Plan. At April 28, 2013 there were 672,153 shares available for future equity based grants under the company’s 2007 Plan.

Stock Options

Under our 2007 Plan, employees, directors, and others associated with the company may be granted options to purchase shares of common stock at the fair market value on the date of grant. No options were granted to employees in fiscal 2013, 2012 or 2011, respectively.

During fiscal 2013, an outside director was granted 2,000 option shares to purchase shares of common stock at the fair market value on the date of grant. Options granted to outside directors vest immediately on the date of grant (October each fiscal year) and expire ten years after the date of grant.

No options were granted to outside directors during fiscal 2012 or 2011.

The fair value of stock options granted to an outside director at each grant date during fiscal 2013 was $5.03, using the following assumptions:

	2013	2012	2011
Risk-free interest rate	0.67%	-	-
Dividend yield	3.00%	-	-
Expected volatility	61.70%	-	-
Expected term (in years)	5	-	-

The fair value of the above option award was estimated on the date of grant using a Black-Scholes option-pricing model. The assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions, actual historical experience, and groups of participants that have similar exercise patterns that are considered separately for valuation purposes. The risk-free interest rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on historical experience and future dividend yields in effect at the time of grant. The expected volatility was derived using a term structure based on historical volatility and the volatility implied by exchange-traded options on the company’s common stock. The expected term of the options is based on the contractual term of the stock option award, and expected participant exercise trends.

The company recorded compensation expense of $62,000 $134,000, and $145,000 within selling, general, and administrative expense for incentive stock options in fiscal 2013, 2012, and 2011, respectively.

The following table summarizes stock option activity for fiscal 2013, 2012, and 2011:

		2013		2012		2011
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
outstanding at beginning
of year	209,475	$7.22	268,875	$6.81	498,849	$5.87
granted	2,000	12.13	-	-	-	-
exercised	(23,025)	8.92	(59,400)	5.50	(229,974)	4.77
canceled/expired	(5,625)	9.37	-	-	-
outstanding at end of year	182,825	6.99	209,475	7.22	268,875	6.81

		Options Outstanding		Options Exercisable
	Number	Weighted-Avg.		Number
Range of	Outstanding	Remaining	Weighted-Avg.	Exercisable	Weighted-Avg.
Exercise Prices	at 4/28/13	Contractual Life	Exercise Price	at 4/28/13	Exercise Price
$ 1.88 - $ 1.88	40,000	5.7 years	$1.88	32,000	$1.88
$ 4.59 - $ 5.41	6,000	2.8	$4.86	6,000	$4.86
$ 7.08 - $ 7.27	27,125	4.4	$7.12	22,125	$7.13
$ 8.75 - $ 9.57	101,700	3.9	$8.81	101,700	$8.81
$10.11 - $ 12.13	8,000	5.7	$10.62	8,000	$10.62
	182,825	4.4	$6.99	169,825	$7.23

At April 28, 2013, the aggregate intrinsic value for options exercisable was $1.5 million and had a weighted average contractual term of 4.3 years. At April 28, 2013, the aggregate intrinsic value for options outstanding was $1.7 million.

The aggregate intrinsic value for options exercised was $90,000, $220,000, and $1.1 million in fiscal 2013, 2012, and 2011, respectively.

The remaining unrecognized compensation costs related to unvested awards at April 28, 2013 was $10,000 which is expected to be recognized over a weighted average period of 0.5 years.

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

On January 7, 2009 (fiscal 2009), certain key management employees and a non-employee were granted 115,000 shares of time vested restricted common stock. Of these 115,000 shares, 105,000 and 10,000 were granted to employees and a non-employee, respectively. This time vested restricted stock award vests in equal one-third installments on May 1, 2012, 2013, and 2014. The fair value of this restricted stock award for key management employees is measured at the date of grant (January 7, 2009) and was $1.88 per share. The fair value of this restricted stock award for the non-employee is measured at the earlier date when the service period is met or the end of each reporting period.  The fair value of the one-third installment that vested on May 1, 2012 was $11.05. The fair value of the one-third installment that vested on May 1, 2013 and 2014 was $16.25.

The following table summarizes the time vested restricted stock activity for fiscal 2013, 2012, and 2011:

	2013	2012	2011
	Shares	Shares	Shares
outstanding at beginning
of year	185,000	195,000	195,000
granted	-	-	-
vested	(61,665)	(10,000)	-
outstanding at end of year	123,335	185,000	195,000

During fiscal 2013, 61,665 shares of time vested restricted stock vested and had a weighted average fair value of $232,000 or $3.76 per share. During fiscal 2012, 10,000 shares of time vested restricted stock were vested due to disability and had a weighted average fair value of $18,800 or $1.88 per share.

At April 28, 2013, there were 123,335 shares of time vested restricted stock outstanding and unvested. Of the 123,335 shares outstanding and unvested, 70,000 shares were granted on January 7, 2009 and 53,335 shares were granted on July 1, 2009. At April 28, 2013, the weighted average fair value of these outstanding and unvested shares was $4.04 per share. At April 29, 2012, there were 185,000 shares of time vested restricted stock and unvested. Of the 185,000 shares outstanding and unvested, 105,000 shares were granted on January 7, 2009 and 80,000 shares were granted on July 1, 2009. At April 29, 2012, the weighted average fair value of these outstanding and unvested shares was $3.76 per share.

At April 28, 2013, the remaining unrecognized compensation cost related to the unvested restricted stock awards was $59,000, which is expected to be recognized over a weighted average vesting period of 1 year.

We recorded compensation expense of $140,000, $189,000 and $172,000 within selling, general, and administrative expense for time vested restricted stock awards in fiscal 2013, 2012 and fiscal 2011, respectively.

Performance Based Restricted Stock Units

Fiscal 2013

On July 11, 2012, certain key members of management were granted performance based restricted common stock units which could earn up to 120,000 shares of common stock if certain performance targets are met as defined in the agreement. These awards were valued based on the fair market value on the date of grant. The fair value of these awards was $10.21, which represents the closing price of our common stock on the date of grant. The vesting of these awards is over the requisite service period of three years. Compensation cost is recorded based on an assessment each reporting period of the probability if certain performance goals will be met during the vesting period. If performance goals are not probable of occurrence, no compensation cost will be recognized and any recognized compensation cost would be reversed.

At April 28, 2013, the remaining unrecognized compensation cost related to the performance based restricted stock units was $885,000, which is expected to be recognized over a weighted average vesting period of 2.2 years.

Fiscal 2012

We did not grant any performance based restricted stock units during fiscal 2012. No performance based restricted units vested during fiscal 2012.

Fiscal 2011

On January 7, 2009 (fiscal 2009), certain key management employees and a non-employee were granted 120,000 shares of performance based restricted stock units. This award contingently vested in one third increments, if in any discrete period of two consecutive quarters from February 2, 2009 through April 30, 2012, certain performance goals were met, as defined in the agreement. During the first quarter of fiscal 2011, the last one-third increment of 40,000 shares of performance based restricted stock units were vested. The total fair value of the 40,000 performance based restricted stock units that vested during fiscal 2011 was $117,900 and had a weighted average grant date fair value of $2.95 per share.

We did not grant any performance based restricted stock units during fiscal 2011.

Overall

We recorded compensation expense of $340,000 and $12,000 within selling, general, and administrative expense for performance based restricted stock units in fiscal 2013 and fiscal 2011 respectively.  No compensation expense was recorded for performance based restricted stock units in fiscal 2012 as the performance based restricted stock units granted in fiscal 2009 were fully vested in fiscal 2011 and no performance based restricted stock units were granted in fiscal years 2010 through 2012.

Common Stock Awards

On October 8, 2012, we granted a total of 1,658 shares of common stock to certain outside directors. These shares of common stock vested immediately and were measured at $12.13 per share, which represents the closing price of the company’s common stock at the date of grant.

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

We recorded $20,000, $26,000, and $31,000 of compensation expense within selling, general, and administrative expense for these common stock awards for fiscal 2013, 2012, and 2011, respectively.

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

Effective May 2, 2011, we entered into an agreement in which we granted a non-employee a stock appreciation right that is indexed on 70,000 shares of our common stock. This agreement required us to settle in cash an amount equal to $35,000, plus the excess, if any, over a stock appreciation right value of $700,000 at May 2, 2011. This stock appreciation right value of $700,000 represented the 70,000 indexed shares of common stock noted above measured at the closing price per share of $10.00 at May 2, 2011. The cash settlement in connection with the stock appreciation right value would represented the difference between a stock appreciation right value that is indexed on the 70,000 shares of common stock noted above and based on the highest closing price per share of our common stock for the period May 2, 2011 through June 30, 2012 (limited to $12.00 per share) and the $700,000 stock appreciate right value at May 2, 2011. This award vested over the period May 2, 2011 through June 30, 2012 and represented the non-employee’s required service period.

During the first quarter of fiscal 2013, this award fully vested and was paid out at a fair value totaling $174,000.

We recorded $40,000 and $134,000 of compensation expense within selling, general, and administrative expense for this agreement during fiscal 2013 and 2012, respectively.

At April 29, 2012, the fair value of this agreement was $134,000 and was included in accrued expenses in the 2012 Consolidated Balance Sheet.

12.    Fair Value of Financial Instruments

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

Level 2 – Inputs other than level 1 inputs that are either directly or indirectly observable, and

Level 3 – Unobservable inputs developed using the company’s estimates and assumptions, which reflect those that market participants would use.

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

	Fair value measurements at April 28, 2013 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Limited Term Bond Fund	$2,092	N/A	N/A	$2,092
Low Duration Bond Fund	2,076	N/A	N/A	2,076
Intermediate Term Bond Fund	1,118	N/A	N/A	1,118

	Fair value measurements at April 29, 2012 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Limited Term Bond Fund	$2,049	N/A	N/A	$2,049
Low Duration Bond Fund	2,037	N/A	N/A	2,037
Intermediate Bond Fund	1,058	N/A	N/A	1,058

The determination of where an asset or liability falls in the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter based on various factors and it is possible that an asset or liability may be classified differently from quarter to quarter. However, we expect that changes in classifications between different levels will be rare.

The fair value of the company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities.  At April 28, 2013, the carrying value of the company’s long-term debt was $6.6 million and the fair value was $7.0 million. At April 29, 2012, the carrying value of the company’s long-term debt was $9.1 million and the fair value was $8.1 million.

13.	DERIVATIVES

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

(Amounts in Thousands)
Fair Values of Derivative Instruments
	April 28, 2013		April 29, 2012

Derivatives designated as hedging instruments under ASC Topic 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

None	Other Assets	$-	Other Assets	$-

Derivatives in ASC Topic 815 Net Investment Hedging Relationships	Amt of Gain (Loss) (net of tax) Recognized in OCI on Derivative (Effective Portion) and recorded in Other assets and Accrued Expenses at Fair Value			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (loss) (net of tax) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2013	2012	2011		2013	2012	2011		2013	2012	2011

Canadian Dollar Foreign Exchange Contract	$-	$-	$(103)	Other Exp	$-	$-	$5	Other Exp	$-	$-	$79

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

14.	NET INCOME PER SHARE

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

(in thousands)	2013	2012	2011
weighted-average common
shares outstanding, basic	12,235	12,711	12,959
dilutive effect of stock-based compensation	215	155	259
weighted-average common
shares outstanding, diluted	12,450	12,866	13,218

All options to purchase shares of common stock were included in the computation of diluted net income for fiscal 2013 and 2011, as the exercise price of the options was less than the average market price of common shares.

Options to purchase 24,750 shares of common stock were not included in the computation of diluted net loss per share for fiscal 2012 as the exercise price of the options were greater than the average market price of the common shares.

The computation of basic net income did not include 123,335, 185,000, and 195,000 shares of time vested restricted common stock as these shares were unvested for fiscal 2013, 2012, and 2011, respectively.

15.	BENEFIT PLANS

The company has defined contribution plans which cover substantially all employees and provides for participant contributions on a pre-tax basis and matching contributions by the company for its U.S. and Canadian operations. Our contributions to the plan were $635,000, $606,000, and $543,000 in fiscal 2013, 2012, and 2011, respectively.

In addition to the defined contribution plan, we have a nonqualified deferred compensation plan covering officers and certain other associates. The plan provides for participant deferrals on a pre-tax basis and non-elective contributions made by the company.  Our contributions to the plan were $145,000 for fiscal 2013, $132,000 for fiscal 2012, and $120,000 for fiscal 2011, respectively.  Our nonqualified deferred compensation plan liability of $2.0 million and $1.7 million at April 28, 2013, and April 29, 2012, respectively, and is included in accrued expenses in the Consolidated Balance Sheets.

16.	SEGMENT INFORMATION

The company’s operations are classified into two business segments:  mattress fabrics and upholstery fabrics.  The mattress fabrics segment manufactures, sources, and sells fabrics to bedding manufacturers.  The upholstery fabrics segment manufactures, sources, and sells fabrics primarily to residential furniture manufacturers.

Net sales denominated in U.S. dollars accounted for 85%, 86% and 83% of total consolidated net sales in 2013, 2012, and 2011, respectively. International sales accounted for 23%, 21% and 22% of net sales in 2013, 2012, and 2011, respectively, and are summarized by geographic area as follows:

(dollars in thousands)	2013	2012	2011
north america (excluding USA)	$11,900	10,417	10,505
far east and asia	43,907	38,279	36,587
all other areas	5,806	5,353	1,502
	$61,613	54,049	48,594

The company evaluates the operating performance of its segments based upon income from operations before certain unallocated corporate expenses, and other non-recurring items. Cost of sales in both segments include costs to manufacture or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and all costs related to being a public company. Segment assets include assets used in operations of each segment and primarily consist of accounts receivable, inventories, and property, plant, and equipment. The mattress fabrics segment also includes in segment assets, assets held for sale, goodwill, and a non-compete agreement associated with an acquisition. The upholstery fabrics segment also includes assets held for sale in segment assets.

Statements of operations for the company’s operating segments are as follows:

(dollars in thousands)	2013	2012		2011
net sales:
upholstery fabrics	$114,800	108,924		94,375
mattress fabrics	154,014	145,519		122,431
	$268,814	254,443		216,806

gross profit:
upholstery fabrics	$19,984	14,984		13,592
mattress fabrics	29,546	24,825		23,248
total segment gross profit	49,530	39,809		36,840
other non-recurring charges	-	(77)	(1)	-
	$49,530	39,732		36,840

(dollars in thousands)	2013	2012		2011
selling, general, and administrative expenses:
upholstery fabrics	$13,031	11,453		9,233
mattress fabrics	9,646	9,061		7,875
unallocated corporate	5,768	4,512		3,961
total selling, general, and administrative
expenses	$28,445	25,026		21,069

Income from operations:
upholstery fabrics	$6,953	3,531		4,359
mattress fabrics	19,900	15,764		15,373
total segment income from operations	26,853	19,295		19,732
unallocated corporate expenses	(5,768)	(4,512)		(3,961)
other non-recurring charges	-	(77)	(1)	(28)	(2)
total income from operations	21,085	14,706		15,743
interest expense	(632)	(780)		(881)
interest income	419	508		240
other expense	(583)	(236)		(40)
income before income taxes	$20,289	14,198		15,062

(1)
The $77 represents employee termination benefits associated with our Anderson, SC plant facility. This charge was recorded in cost of sales in the 2012 Consolidated Statement of Net Income and relates to the upholstery fabrics segment.

(2)
The $28 represents an impairment charge related to equipment that was classified as held for sale, a charge of $24 for lease termination and other exit costs, offset by a credit of $14 for employee termination benefits, and a credit of $10 for sales proceeds received on equipment with no carrying value. This charge was recorded in restructuring expense in the 2011 Consolidated Statement of Net Income and relates to the upholstery fabrics segment.

One customer within the upholstery fabrics segment represented 13%, 13%, and 12% of consolidated net sales in each of fiscal 2013, 2012, and 2011, respectively.  Two customers within the mattress fabrics segment represented 22%, 22%, and 23% of consolidated net sales in fiscal 2013, 2012 and 2011, respectively. No customers within the upholstery fabrics segment accounted for 10% or more of net accounts receivable as of April 28, 2013. One customer within the upholstery fabrics segment represented 12% of net accounts receivable at April 29, 2012. One customer within the mattress fabrics segment accounted for 10% of net accounts receivable balance at April 28, 2013. No customers within the mattress fabrics segment accounted for 10% or more of net accounts receivable as of April 29, 2012.

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	2013		2012		2011
segment assets
mattress fabrics
current assets (3)	$33,323		29,909		25,455
assets held for sale	-		15		15
non-compete agreements, net	185		333		480
goodwill	11,462		11,462		11,462
property, plant, and equipment	28,578	(4)	29,237	(5)	28,581	(6)
total mattress fabrics assets	$73,548		70,956		65,993
upholstery fabrics
current assets (5)	$28,487		31,519		23,477
assets held for sale	-		-		60
property, plant, and equipment	1,230	(7)	1,124	(8)	967	(9)
total upholstery fabrics assets	$29,717		32,643		24,504
total segment assets	103,265		103,599		90,497
non-segment assets
cash and cash equivalents	23,530		25,023		23,181
short-term investments	5,286		5,941		7,699
income taxes receivable	318		-		79
deferred income taxes	8,462		5,672		3,899
other current assets	2,093		1,989		2,376
property, plant, and equipment	786	(10)	918	(10)	748	(10)
other assets	966		1,574		1,572
total assets	$144,706		144,716		130,051
capital expenditures (11):
mattress fabrics	$3,805		4,875		5,714
upholstery fabrics	425		512		311
unallocated corporate	227		532		277
	$4,457		5,919		6,302
depreciation expense
mattress fabrics	$4,487		4,275		3,820
upholstery fabrics	628		590		552
total segment depreciation expense	$5,115		4,865		4,372

(3)	Current assets represent accounts receivable and inventory.
(4)	The $28.6 million at April 28, 2013 represents property, plant, and equipment located in the U.S. of $20.4 million and located in Canada of $8.2 million.
(5)	The $29.2 million at April 29, 2012, represents property, plant, and equipment located in the U.S. of $21.2 million and located in Canada of $8.0 million.
(6)	The $28.6 million at May 1, 2011, represents property, plant, and equipment located in the U.S. of $20.0 million and located in Canada of $8.6 million.
(7)	The $1.2 million at April 28, 2013, represents property, plant, and equipment located in the U.S. of $908, located in China of $265, and located in Poland of $57.
(8)	The $1.1 million at April 29, 2012, represents property, plant, and equipment located in the U.S. of $837, located in China of $183, and located in Poland of $104.

(9)	The $967 at May 1, 2011 represents property, plant, and equipment located in the U.S. of $727, China of $184, and located in Poland of $56.
(10)
The $786, $918 and $748 balance at April 28, 2013, April 29, 2012 and May 1, 2011, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments.

(11)	Capital expenditure amounts are stated on an accrual basis. See Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

17.	STATUTORY RESERVES

The company’s subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of April 28, 2013, the company’s statutory surplus reserve was $3.9 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The company’s subsidiaries located in China can transfer funds to the parent company with the exception of the statutory surplus reserve of $3.9 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

18.     CASH FLOW INFORMATION

During fiscal 2013 and 2012, we did not have any non-cash investing and financing activities.

During fiscal 2011, 60,415 shares of common stock were surrendered to satisfy withholding tax liabilities and the cost of stock options exercised totaling $563,000. The shares surrendered to satisfy withholding tax liabilities were in connection with 110,500 and 40,000 shares of common stock issued related to the vesting of performance based units and stock option exercises, respectively.

19.     COMMON STOCK REPURCHASE PROGRAM

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

During fiscal 2013, we purchased 502,595 shares of common stock at a cost of $5.0 million, and as a result, we have reached the $5.0 million limit that was authorized on June 13, 2012. As of April 28, 2013, there have been no repurchases of common stock on the $2.0 million limit that was authorized on August 29, 2012.

Since the common stock repurchase program was implemented in fiscal 2012, we have repurchased 1.1 million shares of common stock at a cost of $10.4 million.

20.     DIVIDEND PROGRAM

On June 13, 2012, we announced that our board of directors approved the payment of a cash dividend of $0.03 per share in the first quarter of fiscal 2013. These dividend payments of $0.03 per share continued each quarter for the remainder of fiscal 2013. On November 27, 2012, we announced that our board of directors approved the payment of a special cash dividend of $0.50 per share, which was paid on December 28, 2012.

During fiscal 2013, dividend payments totaled $7.6 million, of which $6.1 million represented the special cash dividend payment of $0.50 per share, and $1.5 million represented the quarterly dividend payments of $0.03 per share, respectively.

One June 12, 2013, we announced that our board of directors approved a 33% increase in payment of a quarterly cash dividend from $0.03 to $0.04 per share, commencing the first quarter of fiscal 2014. The dividend will be paid on July 15, 2013, to shareholders of record as of the close of business on July 1, 2013.

Future dividend payments are subject to Board approval and may be adjusted at the Board’s discretion as business needs or market conditions change.

21.     SUBSEQUENT EVENT

On May 8, 2013, we entered into an asset purchase and consulting agreement with Bodet & Horst GMBH & Co. KG and certain of its affiliates (“Bodet & Horst”) that provides for, among other things, the purchase of equipment and certain other assets from Bodet & Horst and the restructuring of existing consulting and non-compete agreements pursuant to the asset purchase and consulting agreement dated August 11, 2008.  We have agreed with Bodet & Horst to replace the existing non-compete agreement that prevented us from selling certain mattress fabrics and products to a leading a manufacturer, which will now allow us to make such sales. In addition, the current consulting and non-compete agreement, under which Bodet & Horst agreed not to sell most mattress fabrics in North America, is replaced, expanded, and extended pursuant to the new asset purchase and consulting agreement.

The purchase price for the equipment and other certain assets was $2.7 million in cash. We are currently performing our preliminary valuation of the allocation of the purchase price among the equipment and the other assets that were purchased.

SELECTED QUARTERLY DATA (UNAUDITED)

	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal
	2013	2013	2013	2013	2012	2012	2012	2012
(amounts in thousands, except per share, ratios & other, stock data)	4th quarter	3rd quarter	2nd quarter	1st quarter	4th quarter	3rd quarter	2nd quarter	1st quarter
INCOME STATEMENT DATA
net sales	$70,375	63,695	65,560	69,184	75,711	60,450	58,013	60,270
cost of sales	57,527	52,010	53,683	56,064	62,013	51,939	49,367	51,392
gross profit	12,848	11,685	11,877	13,120	13,698	8,511	8,646	8,878
selling, general and administrative expenses	6,772	6,822	7,209	7,641	8,031	5,518	5,720	5,757
income from operations	6,076	4,863	4,668	5,479	5,667	2,993	2,926	3,121
interest expense	140	145	156	190	190	181	188	220
interest income	(90)	(105)	(96)	(127)	(121)	(148)	(110)	(129)
other expense (income)	163	300	76	44	104	83	(15)	65
income before income taxes	5,863	4,523	4,532	5,372	5,494	2,877	2,863	2,965
income taxes	2,161	1,700	(3,736)	1,848	2,071	1,075	(3,389)	1,145
net income	$3,702	2,823	8,268	3,524	3,423	1,802	6,252	1,820
depreciation	$1,297	1,279	1,285	1,254	1,264	1,214	1,200	1,187
weighted average shares outstanding	12,102	12,095	12,191	12,551	12,513	12,536	12,733	13,061
weighted average shares outstanding,
assuming dilution	12,323	12,290	12,348	12,711	12,695	12,677	12,871	13,205
PER SHARE DATA
net income per share - basic	$0.31	0.23	0.68	0.28	0.27	0.14	0.49	0.14
net income per share - diluted	0.30	0.23	0.67	0.28	0.27	0.14	0.49	0.14
book value	7.82	7.52	7.81	7.26	7.00	6.73	6.59	6.17
BALANCE SHEET DATA
operating working capital (3)	$39,228	40,214	35,616	36,637	30,596	31,418	28,216	28,399
property, plant and equipment, net	30,594	30,055	30,621	31,016	31,279	30,285	30,431	30,615
total assets	144,706	143,797	142,443	143,160	144,716	131,457	127,124	129,307
capital expenditures	1,863	713	890	991	2,326	1,068	1,019	1,506
long-term debt, current maturities of long-term debt, and line of credit (1)	7,161	7,342	7,692	9,900	10,012	9,166	9,219	11,488
shareholders' equity	95,583	91,966	95,388	91,831	89,000	85,371	84,097	81,351
capital employed (2)	72,699	71,758	70,596	75,177	67,887	70,042	66,889	69,520
RATIOS & OTHER DATA
gross profit margin	18.3%	18.3%	18.1%	19.0%	18.1%	14.1%	14.9%	14.7%
operating income margin	8.6	7.6	7.1	7.9	7.5	5.0	5.0	5.2
net income margin	5.3	4.4	12.6	5.1	4.5	3.0	10.8	3.0
effective income tax rate	36.9	37.6	(82.4)	34.4	37.7	37.4	(118.4)	38.6
Debt-to-total capital employed ratio (1)	9.9	10.2	10.9	13.2	14.7	13.1	13.8	16.5
operating working capital turnover (3)	7.4	7.9	8.3	8.5	8.9	8.7	8.7	8.6
days sales in receivables	30	32	29	24	29	31	25	26
inventory turnover	6.0	5.3	5.5	5.2	7.5	6.2	6.0	6.0
STOCK DATA
stock price
high	$18.15	16.82	12.35	11.99	11.81	9.18	9.75	10.78
low	14.76	12.00	9.75	9.00	8.90	7.67	7.05	7.30
close	16.25	16.70	12.28	10.15	11.05	9.10	8.65	8.92
daily average trading volume (shares)	51.9	43.4	29.9	38.6	12.1	10.2	26.7	72.6

(1)	Debt includes long-term debt, current maturities of long-term debt, and line of credit.

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

(3)	Operating working capital for this calculation is accounts receivable and inventories, offset by accounts payable-trade and capital expenditures

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the three years ended April 28, 2013, there were no disagreements on any matters of accounting principles or practices or financial statement disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 28, 2013. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported as and when required. Further we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective at April 28, 2013.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the years ended April 28, 2013, April 29, 2012 and May 1, 2011 and has audited the company’s effectiveness of internal controls over financial reporting as of April 28, 2013, as stated in their report, which is included in Item 8 hereof. During the quarter ended April 28, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Culp, Inc.

We have audited the internal control over financial reporting of Culp, Inc. (a North Carolina corporation) and Subsidiaries (the “Company”) as of April 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended April 28, 2013, and our report dated July 12, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
July 12, 2013

ITEM 9B.  OTHER INFORMATION

None

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

The following table sets forth information as of the end of fiscal 2013 regarding shares of our common stock that may be issued upon the exercise of equity awards previously granted and currently outstanding equity awards under the company’s equity incentive and stock option plans, as well as the number of shares available for the grant of equity awards that had not been granted as of that date.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	182,825	$6.99	672,153
Equity compensation plans not approved by security holders	-	-	-
Total	182,825	$6.99	672,153

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)         DOCUMENTS FILED AS PART OF THIS REPORT:

1.         Consolidated Financial Statements

The following consolidated financial statements of Culp, Inc. and its subsidiaries are filed as part of this report.

Page of Annual
Report on
Item	Form 10-K

Reports of Independent Registered Public Accounting Firm	50

Consolidated Balance Sheets – April 28, 2013 and
April 29, 2012	51

Consolidated Statements of Net Income -
for the years ended April 28, 2013,
April 29, 2012 and May 1, 2011	52

Consolidated Statements of Comprehensive Income -
for the years ended April 28, 2013,
April 29, 2012 and May 1, 2011	53

Consolidated Statements of Shareholders’ Equity -
for the years ended April 28, 2013,
April 29, 2012 and May 1, 2011	54

Consolidated Statements of Cash Flows -
for the years ended April 28, 2013,
April 29, 2012 and May 1, 2011	55

Notes to Consolidated Financial Statements	56

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

10.13
Written description of compensation arrangement for non-employee directors filed as Exhibit 10.13 to the company’s Form 10-K for the year-end dated April 29, 2012, dated July 12, 2012, and is incorporated herein by reference.

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

10.16
Form of stock option agreement for options granted to non-employee directors pursuant to the 2007 Equity Incentive Plan. This agreement was filed as Exhibit 10.2 to the company’s Form 10-Q for the quarter ended October 28, 2007, and incorporated herein by reference. (*)

10.17
Form of change in control and noncompetition agreement. This agreement was filed as Exhibit 10.3 to the company’s Form 10-Q for the quarter ended October 28, 2007, and incorporated herein by reference. (*)

10.18
Twelfth Amendment to Amended and Restated Credit Agreement dated as of December 27, 2007 among Culp, Inc. and Wachovia Bank, National Association as Agent and as Bank, filed as Exhibit 10.1 to the company’s Form 8-K dated December 27, 2007, and is incorporated herein by reference.

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

10.29	Written description of annual incentive plan was filed as Exhibit 10.29 to the company’s Form
10-K for the year end dated April 29, 2012, dated July 12, 2012, and is incorporated herein by reference.

10.30
Form of restricted stock unit agreement for restricted stock units granted pursuant to the 2007 Equity Incentive Plan was filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter end dated July 29, 2012, dated September 7, 2012, and is incorporated herein by reference.

10.31
Agreement dated December 27, 2012 between Culp, Inc., Robert G. Culp, III, and Robert G. Culp, III Irrevocable Trust dated December 11, 2012 was filed as Exhibit 10.1 to the Current Report on Form 8-K dated December 28, 2012.

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

24(a)	Power of Attorney of Patrick B. Flavin, dated July 12, 2013

24(b)	Power of Attorney of Kenneth R. Larson, dated July 12, 2013

24(c)	Power of Attorney of Kenneth W. McAllister, dated July12, 2013

31(a)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b)         Exhibits:

The exhibits to this Form 10-K are filed at the end of this Form 10-K immediately preceded by an index.  A list of the exhibits begins on page 95 under the subheading “Exhibit Index.”

c)         Financial Statement Schedules:

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of July 2013.

CULP, INC.
By /s/	Franklin N. Saxon
Franklin N. Saxon
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12h day of July 2013.

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

24(a)	Power of Attorney of Patrick B. Flavin, dated July 12, 2013

24(b)	Power of Attorney of Kenneth R. Larson, dated July 12, 2013

24(c)	Power of Attorney of Kenneth W. McAllister, dated July 12, 2013

31(a)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document