Form 10-Q
period 2013-07-28
CULP INC
filed 2013-09-06
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2013
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

                 Smaller Reporting Company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   YES      NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding at July 28, 2013:  12,241,405
Par Value: $0.05 per share

INDEX TO FORM 10-Q
For the period ended July 28, 2013

Item 1: Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE THREE MONTHS ENDED JULY 28, 2013 AND JULY 29, 2012
UNAUDITED
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED

	July 28,	July 29,
	2013	2012

Net sales	$70,141	69,184
Cost of sales	57,067	56,064
Gross profit	13,074	13,120

Selling, general and
administrative expenses	7,100	7,641
Income from operations	5,974	5,479

Interest expense	140	190
Interest income	(92)	(127)
Other expense	391	44
Income before income taxes	5,535	5,372

Income taxes	2,305	1,848
Net income	$3,230	3,524

Net income per share, basic	$0.27	0.28
Net income per share, diluted	0.26	0.28
Average shares outstanding, basic	12,148	12,551
Average shares outstanding, diluted	12,366	12,711

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JULY 28, 2013 AND JULY 29, 2012
UNAUDITED

	THREE MONTHS ENDED

	July 28,	July 29,
	2013	2012

Net income	$3,230	3,524

Other comprehensive (loss) income

Unrealized (loss) gain on short-term investments	(135)	33

Total other comprehensive (loss) income	(135)	33

Comprehensive income	3,095	3,557

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
JULY 28, 2013, JULY 29, 2012 AND APRIL 28, 2013
UNAUDITED
(Amounts in Thousands)

	July 28,	July 29,	* April 28,
	2013	2012	2013

Current assets:
Cash and cash equivalents	$21,423	21,889	23,530
Short-term investments	6,174	5,200	5,286
Accounts receivable, net	24,493	20,021	23,392
Inventories	41,770	44,052	38,418
Deferred income taxes	7,747	2,337	7,709
Assets held for sale	-	15	-
Income taxes receivable	292	-	318
Other current assets	3,408	2,563	2,093
Total current assets	105,307	96,077	100,746

Property, plant and equipment, net	30,808	31,016	30,594
Goodwill	11,462	11,462	11,462
Deferred income taxes	651	2,715	753
Other assets	2,873	1,890	1,151

Total assets	$151,101	143,160	144,706

Current liabilities:
Current maturities of long-term debt	$2,200	2,400	2,200
Line of credit	-	834	561
Accounts payable-trade	27,821	27,284	22,357
Accounts payable - capital expenditures	-	152	225
Accrued expenses	8,704	8,366	11,829
Accrued restructuring costs	-	40	-
Income taxes payable - current	320	751	285
Total current liabilities	39,045	39,827	37,457

Income taxes payable - long-term	4,176	4,131	4,191
Deferred income taxes	4,335	705	3,075
Line of credit	560	-	-
Long-term debt, less current maturities	4,400	6,666	4,400

Total liabilities	52,516	51,329	49,123

Commitments and Contingencies (Note 16)

Shareholders' equity	98,585	91,831	95,583

Total liabilities and
shareholders' equity	$151,101	143,160	144,706

Shares outstanding	12,241	13,181	12,225

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 28, 2013 AND JULY 29, 2012
UNAUDITED
(Amounts in Thousands)

	THREE MONTHS ENDED

	July 28,	July 29,
	2013	2012

Cash flows from operating activities:
Net income	$3,230	3,524
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	1,305	1,254
Amortization of other assets	39	60
Stock-based compensation	152	70
Excess tax benefit related to stock-based compensation	(114)	(55)
Deferred income taxes	1,438	675
Gain on sale of equipment	(74)	-
Foreign currency exchange losses (gains)	96	(80)
Changes in assets and liabilities, net of effects of acquisition of assets:
Accounts receivable	(1,049)	4,985
Inventories	(3,271)	(7,710)
Other current assets	(1,300)	(572)
Other assets	(11)	(43)
Accounts payable - trade	5,284	(3,288)
Accrued expenses	(3,131)	(930)
Income taxes	81	148
Net cash provided by (used in) operating activities	2,675	(1,962)

Cash flows from investing activities:
Capital expenditures	(884)	(1,008)
Cash paid for business acquisition	(2,640)	-
Purchase of short-term investments	(1,023)	(25)
Proceeds from the sale of short-term investments	-	795
Proceeds from the sale of equipment	104	-
Net cash used in investing activities	(4,443)	(238)

Cash flows from financing activities:
Payments on long-term debt	-	(50)
Proceeds from common stock issued	145	-
Common stock repurchased	-	(470)
Dividends paid	(489)	(381)
Excess tax benefit related to stock-based compensation	114	55
Net cash used in financing activities	(230)	(846)

Effect of exchange rate changes on cash and cash equivalents	(109)	(88)

Decrease in cash and cash equivalents	(2,107)	(3,134)

Cash and cash equivalents at beginning of period	23,530	25,023

Cash and cash equivalents at end of period	$21,423	21,889

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	of Par Value	Earnings	Income (Loss)	Equity
Balance, April 29, 2012	12,702,806	$635	46,056	42,293	16	$89,000
Net income	-	-	-	18,317	-	18,317
Stock-based compensation	-	-	562	-	-	562
Unrealized gain on short-term investments	-	-	-	-	38	38
Excess tax benefit related to stock
based compensation	-	-	76	-	-	76
Common stock repurchased	(502,595)	(25)	(4,997)			(5,022)
Fully vested common stock award	1,658	-	-	-	-	-
Common stock issued in connection					.
with stock option plans	23,025	1	204	-	-	205
Dividends paid	-	-	-	(7,593)	-	(7,593)
Balance, April 28, 2013 *	12,224,894	611	41,901	53,017	54	95,583
Net income	-	-	-	3,230	-	3,230
Stock-based compensation	-	-	152	-	-	152
Unrealized loss on short-term investments	-	-	-	-	(135)	(135)
Excess tax benefit related to stock
based compensation	-	-	114	-	-	114
Common stock issued in connection
with stock option plans	17,500	1	144			145
Common stock surrendered for
withholding taxes payable	(989)	-	(15)	-	-	(15)
Dividends paid	-		-	(489)	-	(489)
Balance, July 28, 2013	12,241,405	$612	42,296	55,758	(81)	$98,585

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiaries (the “company”) include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position.  All of these adjustments are of a normal recurring nature except as disclosed in note 3 to the consolidated financial statements.  Results of operations for interim periods may not be indicative of future results.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 12, 2013 for the fiscal year ended April 28, 2013.

The company’s three months ended July 28, 2013 and July 29, 2012, represent 13 week periods, respectively.

2. Significant Accounting Policies

As of July 28, 2013, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended April 28, 2013.

Recently Adopted Accounting Pronouncements

None

Recently Issued Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. This update will be effective for us in the fourth quarter of fiscal 2014 and will not have an impact on our financial position, results of operations, or cash flows.

3.  Business Combination – Mattress Fabric Segment

On May 8, 2013, we entered into an asset purchase and consulting agreement with Bodet & Horst GMBH & Co. KG and certain affiliates (“Bodet & Horst”) that provides for, among other things, the purchase of equipment and certain other assets from Bodet & Horst and the restructuring of existing consulting and non-compete agreements pursuant to an earlier asset purchase and consulting agreement with Bodet & Horst dated August 11, 2008. This agreement was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. We have agreed with Bodet & Horst to replace the existing non-compete agreement that prevented us from selling certain mattress fabrics and products to a leading manufacturer, which will now allow us to make such sales. In addition, the current consulting and non-compete agreement, under which Bodet & Horst agreed not to sell most mattress fabrics in North America, is replaced, expanded, and extended pursuant to the new asset purchase and consulting agreement.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The purchase price for the equipment and the other certain assets noted below was $2.6 million in cash.

Direct acquisition costs related to this business combination totaled $83,000.

The following table presents the allocation of the acquisition cost to the assets acquired based on their fair values:

(dollars in thousands)	Fair Value
Equipment	$890
Non-compete agreement (Notes 7 and 10)	882
Customer relationships (Notes 7 and 10)	868
$2,640

The company recorded its non-compete at its fair value based on a discounted cash flow valuation model. The company recorded its customer relationships at its fair value based on a multi-period excess earnings valuation model. This non-compete agreement will be amortized on a straight line basis over the fifteen year life of the agreement. The customer relationships will be amortized on a straight line basis over its useful life of seventeen years. The equipment will be amortized on a straight line basis over its useful life of seven years.

The following unaudited pro forma consolidated results of operations for the three month periods ending July 28, 2013 and July 29, 2012 have been prepared as if the acquisition of Bodet & Horst had occurred on April 30, 2012:

	Three months ended
(dollars in thousands)	July 28, 2013	July 29, 2012
Net Sales	$70,141	$71,651

Income from operations	5,974	5,470

Net income	3,230	3,480

Net income per share, basic	0.27	0.28

Net income per share, diluted	0.26	0.27

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

4.  Stock-Based Compensation

Incentive Stock Option Awards

We did not grant any incentive stock option awards during the first quarter of fiscal 2014.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At July 28, 2013, options to purchase 165,325 shares of common stock were outstanding, had a weighted average exercise price of $6.86 per share, and a weighted average contractual term of 4.1 years. At July 28, 2013, the aggregate intrinsic value for options outstanding was $2.1 million.

At July 28, 2013, outstanding options to purchase 157,325 shares of common stock were exercisable, had a weighted average exercise price of $7.11 per share, and a weighted average contractual term of 4.1 years. At July 28, 2013, the aggregate intrinsic value for options exercisable was $1.9 million.

The aggregate intrinsic value for options exercised for the three months ending July 28, 2013 was $171,000. No options were exercised during the three months ending July 29, 2012.

The remaining unrecognized compensation cost related to incentive stock option awards at July 28, 2013, was $4,000 which is expected to be recognized over a weighted average period of 0.4 years.

We recorded $6,000 and $25,000 of compensation expense on incentive stock option grants within selling, general, and administrative expense for the three months ended July 28, 2013, and July 29, 2012, respectively.

Common Stock Awards

We did not grant any common stock awards during the first quarter of fiscal 2014.

Time Vested Restricted Stock Awards

We did not grant any time vested restricted stock awards during the first quarter of fiscal 2014.

We recorded $27,000 and $28,000 of compensation expense within selling, general, and administrative expense for time vested restricted stock awards for the three month periods ending July 28, 2013, and July 29, 2012, respectively.

At July 28, 2013, there were 61,667 shares of time vested restricted stock outstanding and unvested. Of the 61,667 shares outstanding and unvested, 35,000 shares (granted on January 7, 2009) will vest on May 1, 2014. The remaining 26,667 shares (granted on July 1, 2009) will vest on July 1, 2014. At July 28, 2013, the weighted average fair value of these outstanding and unvested shares was $4.21 per share.

During the three month period ended July 28, 2013, 61,667 shares of time vested restricted stock vested and had a weighted average fair value of $249,000 or $4.04 per share. During the three month period ended July 29, 2012, 61,665 shares of time vested restricted stock vested and had a weighted average fair value of $232,000 or $3.76 per share.

At July 28, 2013, the remaining unrecognized compensation cost related to the unvested restricted stock awards was $42,000, which is expected to be recognized over a weighted average vesting period of 0.9 years.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Performance Based Restricted Stock Units

Fiscal 2014 Grant

On June 25, 2013, certain key members of management were granted performance based restricted common stock units which could earn up to 72,380 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreement. These awards were valued based on the fair market value on the date of grant. The fair value of these awards was $17.12, which represents the closing price of our common stock on the date of grant. The vesting of these awards is over the requisite service period of three years.

Fiscal 2013 Grant

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

The company recorded compensation expense of $119,000 and $17,000 within selling, general, and administrative expense for performance based restricted stock units for the three month periods ending July 28, 2013 and July 29, 2012, respectively. Compensation cost is recorded based on an assessment each reporting period of the probability if certain performance goals will be met during the vesting period. If performance goals are not probable of occurrence, no compensation cost will be recognized and any recognized compensation cost would be reversed.

Overall

As of July 28, 2013, the remaining unrecognized compensation cost related to the performance based restricted stock units was $1.4 million, which is expected to be recognized over a weighted average vesting period of 2.4 years.

5.  Accounts Receivable

A summary of accounts receivable follows:

(dollars in thousands)	July 28, 2013	April 28, 2013
Customers	$25,829	$24,715
Allowance for doubtful accounts	(743)	(780)
Reserve for returns and allowances and discounts	(593)	(543)
	$24,493	$23,392

A summary of the activity in the allowance for doubtful accounts follows:

	Three months ended
(dollars in thousands)	July 28, 2013	July 29, 2012
Beginning balance	$(780)	$(567)
Provision for bad debts	7	(41)
Net write-offs, net of recoveries	30	(31)
Ending balance	$(743)	$(639)

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

	Three months ended
(dollars in thousands)	July 28, 2013	July 29, 2012
Beginning balance	$(543)	$(478)
Provision for returns, allowances
and discounts	(653)	(847)
Credits issued	603	759
Ending balance	$(593)	$(566)

6.  Inventories

Inventories are carried at the lower of cost or market.  Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	July 28, 2013	April 28, 2013
Raw materials	$5,960	$5,311
Work-in-process	2,228	2,539
Finished goods	33,582	30,568
	$41,770	$38,418

7.  Other Assets

A summary of other assets follows:

(dollars in thousands)	July 28, 2013	April 28, 2013
Cash surrender value – life insurance	$622	$625
Non-compete agreement	1,061	185
Customer relationships	855	-
Other	335	341
	$2,873	$1,151

Non-Compete Agreement

In connection with the asset purchase and consulting agreement with Bodet & Horst on May 8, 2013 (see note 3), we restructured our existing non-compete agreement pursuant to our asset purchase and consulting agreement dated August 11, 2008. We have agreed with Bodet & Horst to replace the existing non-compete agreement that prevented us from selling certain mattress fabrics and products to a leading manufacturer that will now allow us to make such sales. In addition, the existing consulting and non-compete agreement, under which Bodet & Horst agreed not to sell mattress fabrics in North America, is replaced, expanded, and extended pursuant to the new asset purchase consulting agreement. We recorded this non-compete agreement at its fair value based on a discounted cash flow valuation model. This non-compete agreement is amortized on a straight-line basis over the fifteen year life of the agreement and requires quarterly payments of $12,500 through May 2014. As of July 28, 2013, the total remaining non-compete payments were $50,000.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The gross carrying amount of this non-compete agreement was $2.0 million and $1.1 million at July 28, 2013 and April 28, 2013, respectively. At July 28, 2013 and April 28, 2013, accumulated amortization for the non-compete agreement was $958,000 and $940,000, respectively.

Of the $1,061,000 non-compete agreement carrying amount at July 28, 2013, $194,000 pertains to the non-compete agreement that was in place as part of the asset purchase agreement dated August 11, 2008, and $867,000 pertains to the non-compete agreement pursuant to the asset purchase agreement dated May 8, 2013 that was restructured to expand the non-compete agreement in place effective August 11, 2008.

Amortization expense for the non-compete agreement was $19,000 and $49,000 for the three month periods ended July 28, 2013 and July 29, 2012, respectively. The remaining amortization expense (which includes the total remaining Bodet & Horst non-compete payments of $50,000) for the next five fiscal years and thereafter follows: FY 2014 - $53,000; FY 2015 - $75,000; FY 2016 - $75,000; FY 2017 - $75,000; FY 2018 - $75,000; and Thereafter - $758,000.

The weighted average amortization period for the non-compete agreement is 14.8 years as of July 28, 2013.

Customer Relationships

In connection with the asset purchase and consulting agreement with Bodet & Horst noted above, we purchased certain customer relationships. We recorded the customer relationships at its fair value based on a multi-period excess earnings valuation model. The gross carrying amount of these customer relationships was $868,000 at July 28, 2013. Accumulated amortization for these customer relationships was $13,000 at July 28, 2013.

The customer relationships are amortized on a straight-line basis over its seventeen year useful life. Amortization expense for the customer relationships was $13,000 for the three months ending July 28, 2013. The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2014 - $39,000; FY 2015 - $51,000; FY 2016 - $51,000; FY 2017 - $51,000; FY 2018 - $51,000; and Thereafter - $612,000.

The weighted average amortization period for the non-compete agreement is 16.8 years as of July 28, 2013.

Cash Surrender Value – Life Insurance

We had two life insurance contracts with death benefits to the respective insured totaling $4.4 million at July 28, 2013, and April 28, 2013, respectively. Our cash surrender value – life insurance balances of $622,000 and $625,000 at July 28, 2013 and April 28, 2013, respectively, are collectible upon death of the respective insured.

8.  Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	July 28, 2013	April 28, 2013
Compensation, commissions and related benefits	$5,987	$9,831
Interest	244	111
Other accrued expenses	2,473	1,887
	$8,704	$11,829

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.  Long-Term Debt and Lines of Credit

A summary of long-term debt and lines of credit follows:

(dollars in thousands)	July 28, 2013	April 28, 2013
Unsecured senior term notes	$6,600	$6,600
Current maturities of long-term debt	(2,200)	(2,200)
Long-term debt, less current maturities of long-term debt	$4,400	$4,400

Unsecured Term Notes

We entered into a note agreement dated August 11, 2008 that provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The remaining principal payments are payable over an average term 2.0 years through August 11, 2015. Any principal payments would be assessed a penalty as defined in the agreement. The agreement contains customary financial and other covenants as defined in the agreement.

Revolving Credit Agreement – United States

At July 28, 2013, we had an unsecured Amended and Restated Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) that provided for a revolving loan commitment of $7.6 million. This agreement provided for a pricing matrix to determine the interest rate payable on loans made under the agreement (applicable interest rate of 1.79% at July 28, 2013). At July 28, 2013 and April 28, 2013, there was a $195,000 outstanding letter of credit (all of which related to workers compensation). At July 28, 2013 and April 28, 2013, there were no borrowings outstanding under the agreement.

On August 13, 2013, we entered into a Credit Agreement (“Credit Agreement”) with Wells Fargo that replaced the agreement noted above. This Credit Agreement contains terms and covenants similar to the previous agreement and extends the term of the credit facility through August 31, 2015. Interest is charged at a rate equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement.

This Credit Agreement provides for an unsecured revolving loan commitment of $10.0 million to be used to finance working capital and for general corporate purposes. The amount of borrowings that are outstanding under the revolving credit agreement with Culp Europe noted below decrease the $10.0 million available under this Credit Agreement.

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit of up to 40 million RMB (approximately $6.5 million USD at July 28, 2013), expiring on June 8, 2014. This agreement has an interest rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of July 28, 2013 and April 28, 2013.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revolving Credit Agreement – Europe

As of July 28, 2013, we had an unsecured credit agreement associated with our operations in Poland that provided for a line of credit of up to 6.8 million Polish Zloty (approximately $2.1 million USD at July 28, 2013). This agreement bears interest at WIBOR (Warsaw Interbank Offered Rate) plus 2% (applicable interest rate of 4.625% at July 28, 2013). At July 28, 2013, $560,000 (1.8 million Polish Zloty) in borrowings was outstanding under this agreement. At April 28, 2013, $561,000 (1.8 million Polish Zloty) in borrowings was outstanding under this agreement.

In connection with the Credit Agreement effective August 13, 2013 note above, the outstanding borrowings totaling $560,000 at July 28, 2013, are due on August 31, 2015 and decrease the $10.0 million available under the Credit Agreement.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At July 28, 2013, the company was in compliance with these financial covenants.

At July 28, 2013, the principal payment requirements of long-term debt during the next three years are: Year 1 – $2.2 million; Year 2 - $2.2 million; and Year 3 - $2.2 million.

The fair value of the company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities.  At July 28, 2013, the carrying value of the company’s long-term debt was $6.6 million and the fair value was $7.0 million. At April 28, 2013, the carrying value of the company’s long-term debt was $6.6 million and the fair value was $7.0 million.

10. Fair Value of Financial Instruments

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

	Fair value measurements at July 28, 2013 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Low Duration Bond Fund	$2,050	N/A	N/A	$2,050
Limited Term Bond Fund	2,545	N/A	N/A	2,545
Intermediate Term Bond Fund	1,579	N/A	N/A	1,579

	Fair value measurements at April 28, 2013 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Limited Term Bond Fund	$2,092	N/A	N/A	$2,092
Low Duration Bond Fund	2,076	N/A	N/A	2,076
Intermediate Term Bond Fund	1,118	N/A	N/A	1,118

The determination of where an asset or liability falls in the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter based on various factors and it is possible that an asset or liability may be classified differently from quarter to quarter. However, we expect that changes in classifications between different levels will be rare.

Our short-term investments include short-term bond funds, are classified as available-for-sale, and their unrealized gains or losses are included in other comprehensive income (loss). Our short-term bond funds were recorded at their fair value of $6.2 million and $5.3 million at July 28, 2013 and April 28, 2013, respectively. Our short-term bond funds had an accumulated unrealized loss totaling $81,000 at July 28, 2013 and an accumulated unrealized gain totaling $54,000 at April 28, 2013. At July 28, 2013 and April 28, 2013 the fair value of our short-term bond funds approximated its cost basis.

The carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, and line of credit approximates fair value because of the short maturity of these financial instruments.

Nonrecurring Basis

As of July 28, 2013, we had no financial assets that are required to be measured at fair value on a nonrecurring basis other than the assets acquired from Bodet & Horst (see note 3) that were acquired at fair value.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair value measurements at July 28, 2013 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Equipment	$-	$890	$-	$890
Non-compete Agreement	-	-	882	882
Customer Relationships	-	-	868	868

The equipment was classified as level 2 as the fair value was determined using quoted market prices from a third party. The non-compete was recorded at its fair value using a discounted cash flow valuation model that used significant unobservable inputs and was classified as level 3. The customer relationships were recorded at a fair value using a multi-period excess earnings valuation model that used significant unobservable inputs and was classified as level 3.

11.  Cash Flow Information

Payments for interest and income taxes follows:

	Three months ended
(dollars in thousands)	July 28, 2013	July 29, 2012
Interest	$7	$14
Net income tax payments	792	1,026

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

	Three months ended
(amounts in thousands)	July 28, 2013	July 29, 2012
Weighted average common shares outstanding, basic	12,148	12,551
Dilutive effect of stock-based compensation	218	160
Weighted average common shares outstanding, diluted	12,366	12,711

All options to purchase shares of common stock were included in the computation of diluted net income for the three months ended July 28, 2013 and July 29, 2012, as the exercise price of the options was less that the average market price of the common shares.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The computations of basic net income per share did not include 61,667 and 123,335 shares of time vested restricted common stock as these shares were unvested for the three months ending July 28, 2013 and July 29, 2012, respectively.

13.  Segment Information

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.  The mattress fabrics segment manufactures and sells fabrics to bedding manufacturers.  The upholstery fabrics segment manufactures and sells fabrics primarily to residential furniture manufacturers.

We evaluate the operating performance of our segments based upon income from operations before certain unallocated corporate expenses, and other non-recurring items. Cost of sales in both segments include costs to manufacture or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges.  Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and all costs related to being a public company.  Segment assets include assets used in the operations of each segment and primarily consist of accounts receivable, inventories, and property, plant and equipment.  The mattress fabrics segment also includes in segment assets, goodwill, a non-compete agreement, and customer relationships associated with an acquisition.

Financial information for the company’s operating segments follows:

	Three months ended
(dollars in thousands)	July 28, 2013	July 29, 2012
Net sales:
Mattress Fabrics	$38,164	$37,964
Upholstery Fabrics	31,977	31,220
	$70,141	$69,184

Gross profit:
Mattress Fabrics	$7,392	$7,622
Upholstery Fabrics	5,682	5,498

	$13,074	$13,120

Selling, general, and administrative expenses:
Mattress Fabrics	$2,374	$2,391
Upholstery Fabrics	3,266	3,340
Total segment selling, general, and
administrative expenses	5,640	5,731
Unallocated corporate expenses	1,460	1,910
	$7,100	$7,641

Income from operations:
Mattress Fabrics	$5,018	$5,230
Upholstery Fabrics	2,416	2,159
Total segment income from operations	7,434	7,389
Unallocated corporate expenses	(1,460)	(1,910)
Total income from operations	5,974	5,479
Interest expense	(140)	(190)
Interest income	92	127
Other expense	(391)	(44)
Income before income taxes	$5,535	$5,372

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	July 28, 2013	April 28, 2013
Segment assets:
Mattress Fabrics
Current assets (1)	$35,718	$33,323
Non-compete agreement	1,061	185
Customer relationships	855	-
Goodwill	11,462	11,462
Property, plant and equipment (2)	28,552	28,578
Total mattress fabrics assets	77,648	73,548
Upholstery Fabrics
Current assets (1)	30,545	28,487
Property, plant and equipment (3)	1,549	1,230
Total upholstery fabrics assets	32,094	29,717
Total segment assets	109,742	103,265
Non-segment assets:
Cash and cash equivalents	21,423	23,530
Short-term investments	6,174	5,286
Deferred income taxes	8,398	8,462
Income taxes receivable	292	318
Other current assets	3,408	2,093
Property, plant and equipment (4)	707	786
Other assets	957	966
Total assets	$151,101	$144,706

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended
(dollars in thousands)	July 28, 2013	July 29, 2012
Capital expenditures (5):
Mattress Fabrics	$263	$969
Upholstery Fabrics	390	8
Unallocated Corporate	5	14
Total capital expenditures	$658	$991
Depreciation expense:
Mattress Fabrics	$1,149	$1,092
Upholstery Fabrics	156	162
Total depreciation expense	$1,305	$1,254

(1)	Current assets represent accounts receivable and inventory for the respective segment.

(2)
The $28.6 million at July 28, 2013, represents property, plant, and equipment of $20.7 million and $7.9 million located in the U.S. and Canada, respectively. The $28.6 million at April 28, 2013, represents property, plant, and equipment of $20.4 million and $8.2 million located in the U.S. and Canada, respectively.

(3)
The $1.5 million at July 28, 2013, represents property, plant, and equipment located in the U.S. of $1.1, located in China of $371, and located in Poland of $53. The $1.2 million at April 28, 2013, represents property, plant, and equipment located in the U.S. of $908, located in China of $265, and located in Poland of $57.

(4)
The $707 and $786 at July 28, 2013 and April 28, 2013, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate are located in the U.S.

(5)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

14.  Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $2.3 million, or 41.6% of income before income tax expense, for the three month period ended July 28, 2013, compared to income tax expense of $1.8 million, or 34.4% of income before income tax expense, for the three month period ended July 29, 2012. Our effective income tax rates for the three month periods ended July 28, 2013 and July 29, 2012 were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The income tax expense for the three month period ended July 28, 2013 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•
The income tax rate increased 5% for adjustments primarily made to our state of North Carolina loss carryforwards for the decrease in future North Carolina corporate income tax rates commencing in fiscal 2015 and beyond. These adjustments totaled $273,000 and represented a discrete event in which the full tax effects were recorded in the first quarter of fiscal 2014.

•
The income tax rate decreased by 6% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	The income tax rate increased by 4% for an increase in unrecognized tax benefits.

•	The income tax rate increased by 4.6% for stock-based compensation and other miscellaneous items.

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

Deferred Income Taxes

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessment at July 28, 2013, we recorded a partial valuation allowance of $1.1 million, of which $722,000 pertained to certain U.S. state net operating loss carryforwards and credits and $328,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at April 28, 2013, we recorded a partial valuation allowance of $963,000, of which $722,000 pertained to certain U.S. state net operating loss carryforwards and credits and $241,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at July 28, 2013 and April 28, 2013, respectively.

At July 28, 2013, the current deferred tax asset of $7.7 million represents $7.4 million and $302,000 from our operations located in the U.S. and China, respectively. At April 28, 2013, the current deferred tax asset of $7.7 million represents $7.4 million and $325,000 from our operations located in the U.S. and China, respectively. At July 28, 2013, the non-current deferred tax asset of $651,000 pertains to our operations located China. At April 28, 2013, the non-current deferred tax asset of $753,000 pertains to our operations located in China. At July 28, 2013, the non-current deferred tax liability of $4.3 million represents $3.2 million and $1.1 million from operations located in the U.S. and Canada, respectively. At April 28, 2013, the non-current deferred tax liability of $3.1 million represents $2.0 million and $1.1 million from our operations located in the U.S. and Canada, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Uncertainty In Income Taxes

At July 28, 2013, we had $13.3 million of total gross unrecognized tax benefits, of which $4.2 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. Of the $13.3 million in gross unrecognized tax benefits as of July 28, 2013, $9.1 million were classified as net non-current deferred income taxes and $4.2 million were classified as income taxes payable –long-term in the accompanying consolidated balance sheets.

We estimate that the amount of gross unrecognized tax benefits will increase by approximately $838,000 for fiscal 2014. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

15.  Statutory Reserves

Our subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of July 28, 2013, the company’s statutory surplus reserve was $4.1 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Our subsidiaries located in China can transfer funds to the parent company with the exception of the statutory surplus reserve of $4.1 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

16.   Commitments and Contingencies

Chromatex Environmental Claim

A lawsuit was filed against us and other defendants (Chromatex, Inc., Rossville Industries, Inc., Rossville Companies, Inc. and Rossville Investments, Inc.) on February 5, 2008 in the United States District Court for the Middle District of Pennsylvania.  The plaintiffs are Alan Shulman, Stanley Siegel, Ruth Cherenson as Personal Representative of Estate of Alan Cherenson, and Adrienne Rolla and M.F. Rolla as Executors of the Estate of Joseph Byrnes.  The plaintiffs were partners in a general partnership that formerly owned a manufacturing plant in West Hazleton, Pennsylvania (the “Site”).  Approximately two years after this general partnership sold the Site to defendants Chromatex, Inc. and Rossville Industries, Inc., we leased and operated the Site as part of our Rossville/Chromatex division.  The lawsuit involves court judgments that have been entered against the plaintiffs and against defendant Chromatex, Inc. requiring them to pay costs incurred by the United States Environmental Protection Agency (“USEPA”) responding to environmental contamination at the Site, in amounts approximating $8.6 million, plus unspecified future environmental costs.  We understand that the USEPA’s costs have exceeded $13 million, but are not expected to increase significantly in the future.  Neither USEPA nor any other governmental authority has asserted any claim against us on account of these matters.  The plaintiffs seek contribution from us and other defendants and a declaration that the company and the other defendants are responsible for environmental response costs under environmental laws and certain agreements.  The plaintiffs also asserted that we tortiously interfered with contracts between them and other defendants in the case and diverted assets to prevent the plaintiffs from being paid monies owed to them.  We have defended ourselves vigorously with regards to the matters described in this litigation. In addition, we have an indemnification agreement with certain other defendants in the litigation pursuant to which the other defendants agreed to indemnify us for any damages we incur as a result of the environmental matters that are the subject of this litigation, although it is unclear whether the indemnitors have significant assets at this time.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the first quarter of fiscal 2014, the parties to this lawsuit reached a tentative settlement of all matters, which would involve the company contributing cash to a global settlement fund. Consequently, we recorded a charge of $206,000 for this tentative settlement. This charge was recorded in other expense in the Consolidated Statement of Net Income for the three months ending July 28, 2013. The corresponding liability was recorded in accrued expenses in the Consolidated Balance Sheet dated July 28, 2013. As of the date of this report, the settlement remains subject to final agreement by the parties, as well as governmental review procedures and approval by the court.

Other Litigation

The company is periodically involved in legal proceedings and claims which have arisen in the ordinary course of business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

Purchase Commitments

At July 28, 2013 and April 28, 2013, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $403,000 and $170,000, respectively.

17.  Common Stock Repurchase Program

On August 29, 2012, we announced that our board of directors authorized for us to acquire up to $2.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The amount of shares purchased and the timing of such purchases will be based on working capital requirements, market and general business conditions, and other factors including alternative investment opportunities.

As of July 28, 2013, there have been no repurchases of common stock on the $2.0 million limit that was authorized on August 29, 2012.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18.  Dividend Program

On June 12, 2013, we announced that our board of directors approved a 33% increase in payment of a quarterly cash dividend from $0.03 to $0.04 per share, commencing the first quarter of fiscal 2014. During the first quarter of fiscal 2014, dividend payments totaled $489,000 compared with $381,000 during the first quarter of fiscal 2013.

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934).  Such statements are inherently subject to risks and uncertainties.  Further, forward looking statements are intended to speak only as of the date on which they are made, and we disclaim any duty to update such statements.  Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “estimate,” “plan” and “project” and their derivatives, and include but are not limited to statements about expectations for our future operations, production levels, sales, gross profit margins, operating income, SG&A or other expenses, earnings, cash flow, and other performance or liquidity measures, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions.  Decreases in these economic indicators could have a negative effect on our business and prospects.  Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in the value of the U.S. dollar versus other currencies can affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on our sales of products produced in those places. Also, economic and political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, is included in Item 1A “Risk Factors” section in our Form 10-K filed with the Securities and Exchange Commission on July 12, 2013 for the fiscal year ended April 28, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

Overview

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The three months ended July 28, 2013, and July 29, 2012, represent 13 week periods, respectively. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources and sells fabrics to bedding manufacturers. The upholstery fabrics segment sources, manufactures and sells fabrics primarily to residential furniture manufacturers.

We evaluate the operating performance of our segments based upon income from operations before certain unallocated corporate expenses and other non-recurring items. Cost of sales in both segments include costs to manufacture or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses represent primarily compensation and benefits for certain executive officers and all costs related to being a public company.

We reported net sales of $70.1 million for the first quarter of fiscal 2014 compared with $69.2 million for the first quarter of fiscal 2013. These results reflect continued favorable customer response to our designs and wide range of products. Product innovation and creativity are our top strategic priorities that is allowing us to develop new products and meet the changing style demands of our customers. As a result, an increasing percentage of our net sales are coming from recent product introductions.

We reported income before income taxes of $5.5 million in the first quarter of fiscal 2014 compared with $5.4 million for the first quarter of fiscal 2013.  The results of the first quarter of fiscal 2014 include a charge of $206,000 for the tentative settlement of ongoing litigation relating to environmental claims associated with a closed facility. In addition, we had lower selling, general, and administrative expenses (SG&A) in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. SG&A decreased primarily due to lower unallocated corporate incentive compensation accruals, reflecting financial results that were not as high in relation to pre-established performance targets set at more challenging levels than in the prior year.

We reported net income of $3.2 million, or $0.26 per diluted share, in the first quarter of fiscal 2014, compared with $3.5 million, or $0.28 per diluted share, in the first quarter of fiscal 2013. Net income for the first quarter of fiscal 2014 included income tax expense of $2.3 million, or 41.6% of income before income taxes, compared with income tax expense of $1.8 million, or 34.4% of income before income taxes, for the first quarter of fiscal 2013.

At July 28, 2013, our cash and cash equivalents and short-term investments totaled $27.6 million and exceeded our total debt (current maturities of long-term debt, long-term debt, and line of credit) of $7.2 million. In August of 2013, we paid our required annual principal payment of $2.2 million associated with our unsecured senior term notes, thus further lowering our total debt to approximately $5.0 million. We have two remaining annual $2.2 million payments due August 2014 and 2015.

Our cash and cash equivalents and short-term investments decreased slightly from $28.8 million at April 28, 2013, after spending $2.6 million on an asset purchase and consulting agreement associated with our mattress fabrics segment, $884,000 on capital expenditures, and $489,000 on dividend payments. This spending was partially offset by net cash provided by operating activities of $2.7 million.

One June 12, 2013, we announced that our board of directors approved a 33% increase in our quarterly cash dividend from $0.03 to $0.04 per share, commencing the first quarter of fiscal 2014. During the first quarter of fiscal 2014, dividend payments totaled $489,000 compared with $381,000 during the first quarter of fiscal 2013.

Segment Analysis

The following tables set forth the company’s statement of operations by segment for the three months ended July 28, 2013, and July 29, 2012.

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE THREE MONTHS ENDED JULY 28, 2013 AND JULY 29, 2012
(Unaudited)

(Amounts in thousands)

	THREE MONTHS ENDED

	Amounts			Percent of Total Sales
	July 28,	July 29,	% Over	July 28,	July 29,
Net Sales by Segment	2013	2012	(Under)	2013	2012

Mattress Fabrics	$38,164	37,964	0.5%	54.4%	54.9%
Upholstery Fabrics	31,977	31,220	2.4%	45.6%	45.1%

Net Sales	$70,141	69,184	1.4%	100.0%	100.0%

Gross Profit by Segment				Gross Profit Margin

Mattress Fabrics	$7,392	7,622	(3.0)%	19.4%	20.1%
Upholstery Fabrics	5,682	5,498	3.3%	17.8%	17.6%
Gross Profit	13,074	13,120	(0.4)%	18.6%	19.0%

Selling, General and Administrative expenses by Segment				Percent of Sales

Mattress Fabrics	$2,374	2,391	(0.7)%	6.2%	6.3%
Upholstery Fabrics	3,266	3,340	(2.2)%	10.2%	10.7%
Unallocated Corporate expenses	1,460	1,910	(23.6)%	2.1%	2.8%
Selling, General and Administrative Expenses	7,100	7,641	(7.1)%	10.1%	11.0%

Operating Income (loss) by Segment				Operating Income (Loss) Margin

Mattress Fabrics	$5,018	5,230	(4.1)%	13.1%	13.8%
Upholstery Fabrics	2,416	2,159	11.9%	7.6%	6.9%
Unallocated corporate expenses	(1,460)	(1,910)	(23.6)%	(2.1)%	(2.8)%
Operating Income	5,974	5,479	9.0%	8.5%	7.9%

Depreciation expense by Segment

Mattress Fabrics	$1,149	1,092	5.2%
Upholstery Fabrics	156	162	(3.7)%
Depreciation expense	1,305	1,254	4.1%

Three months ended July 28, 2013 compared with the Three Months ended July 29, 2012

Mattress Fabrics Segment

Net Sales

Mattress fabrics sales for the first quarter of fiscal 2014 were $38.2 million, up slightly compared with $38.0 million for the first quarter of fiscal 2013.  We are pleased with the increase in our net sales, compared to a year ago, especially in light of the strong industry demand that occurred in the same period last year. Our net sales for the first quarter of fiscal 2014 were in line with relatively flat industry demand during a more challenging business environment than we experienced in the same period last year.

During the second quarter of fiscal 2014, we expect a normal seasonal slowdown, which will influence our net sales and operating efficiencies. Based on current business trends, we expect overall industry demand in the second quarter of fiscal 2014 to be less favorable than the second quarter of fiscal 2013.

Gross Profit and Operating Income

For the first quarter of fiscal 2014, the mattress fabrics segment reported a gross profit of $7.4 million, or 19.4% of net sales, compared with $7.6 million, or 20.1% of net sales, for the first quarter of fiscal 2013. SG&A for the first quarter of fiscal 2014 was $2.4 million or 6.2% of net sales, compared with $2.4 million, or 6.3% of net sales for the first quarter of fiscal 2013.  Operating income was $5.0 million for the first quarter of fiscal 2014 compared with $5.2 million for the first quarter of fiscal 2013. Operating margins were 13.1% and 13.8% of net sales in the first quarter of fiscal 2014 and 2013, respectively.

As noted above, we expect overall industry demand to decline in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 which we believe will make it very challenging for gross profit and operating income to meet the levels achieved a year ago.

Culp-Lava Applied Sewn Solutions (CLASS)

During the first quarter, we continued to make progress with CLASS, our recent business venture established to produce and market mattress covers. We have now completed most of the specialized training and development work necessary for production at our new Stokesdale, North Carolina, manufacturing facility. We are focused on improving our operating efficiencies as we work through the transition period. Additionally, we have the ability to adjust capacity in line with current and expected demand trends. We look forward to becoming a more mature business in the cut and sew operation that can efficiently react to the seasonality of the mattress industry and the long-term growth opportunities for CLASS.

Bodet & Horst

On May 8, 2013, we entered into an asset purchase and consulting agreement with Bodet & Horst GMBH & Co. KG and certain affiliates (“Bodet & Horst”) that provides for, among other things, the purchase of equipment and certain other assets from Bodet & Horst and the restructuring of existing consulting and non-compete agreements pursuant to an earlier asset purchase and consulting agreement with Bodet & Horst dated August 11, 2008. This agreement was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. We have agreed with Bodet & Horst to replace the existing non-compete agreement that prevented us from selling certain mattress fabrics and products to a leading manufacturer, which will now allow us to make such sales. In addition, the current consulting and non-compete agreement, under which Bodet & Horst agreed not to sell most mattress fabrics in North America, is replaced, expanded, and extended pursuant to the new asset purchase and consulting agreement. The purchase price for the equipment and the other certain assets was $2.6 million in cash.

Segment assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, goodwill, a non-compete agreement and customer relationships associated with an acquisition.

As of July 28, 2013, accounts receivable and inventory totaled $35.7 million compared with $33.3 million at April 28, 2013. This increase is primarily due to the increase in this segment’s inventory that reflects current and expected demand trends in the first quarter of fiscal 2014 compared with the fourth quarter of fiscal 2013.

As of July 28, 2013 and April 28, 2013, property, plant and equipment totaled $28.6 million. The $28.6 million at July 28, 2013, represents property, plant, and equipment of $20.7 million and $7.9 million located in the U.S. and Canada, respectively. The $28.6 million at April 28, 2013 represents property, plant, and equipment of $20.4 million and $8.2 million located in the U.S. and Canada, respectively. The change in this segment’s property, plant, and equipment balance is due to depreciation expense of $1.1 million offset by capital spending of $263,000 and $890,000 in equipment acquired to the Bodet & Horst asset purchase agreement.

As of July 28, 2013 and April 28, 2013, the carrying value of the segment’s goodwill was $11.5 million.

As of July 28, 2013, and April 28, 2013, the carrying value of the non-compete agreement was $1.1 million and $185,000, respectively. As of July 28, 2013, the carrying value of the customer relationships was $855,000. The increases in carrying values at July 28, 2013 are a result of the asset purchase agreement with Bodet & Horst, effective May 8, 2013.

Upholstery Fabrics Segment

Net Sales

Upholstery fabric net sales (which include both fabric and cut and sewn kits) for the first quarter of fiscal 2014 were $32.0 million, a 2.4% increase compared with $31.2 million in the first quarter of fiscal 2013.  Our net sales in the first quarter of fiscal 2014 were better than expected, reflecting the continued favorable response from key customers to our innovative designs and new product introductions.

Net sales of our China produced fabrics continued to be the primarily catalyst of our sales growth in the first quarter. Net sales of upholstery fabrics produced outside our U.S. manufacturing operations were $30.0 million in the first quarter of fiscal 2014, a 9% increase compared with $27.6 million in the first quarter of fiscal 2013. Net sales of upholstery fabrics produced outside our U.S. manufacturing operations accounted for 94% of total upholstery fabric net sales during the first quarter of fiscal 2014 compared with 88% during the first quarter of fiscal 2013.

Net sales of upholstery fabrics produced by our U.S. manufacturing operation were $2.0 million in the first quarter of fiscal 2014, a decrease of 45% compared with $3.6 million in the first quarter of fiscal 2013. However, despite this decrease in net sales, our U.S. upholstery fabric operation remained profitable and reported a gross profit of $109,000 during the first quarter of fiscal 2014 compared with $437,000 during the first quarter of fiscal 2013. This continued profitability reflects our ability to manage our production costs and align them with current and expected demand trends.

Gross Profit and Operating Income

The upholstery fabrics segment reported a gross profit of $5.7 million, or 18% of net sales, in the first quarter of fiscal 2014 compared with $5.5 million, or 18% of net sales, in the first quarter of fiscal 2013. SG&A for the first quarter of fiscal 2014 was $3.3 million, or 10.2% of net sales compared with $3.3 million, or 10.7% of net sales in the first quarter of fiscal 2013. Operating income was $2.4 million in the first quarter of fiscal 2014 compared with operating income of $2.2 million in the first quarter of fiscal 2013. Operating margins were 7.6% and 6.9% of net sales in the first quarter of fiscal 2014 and 2013, respectively.

During the first quarter of fiscal 2014, we continued our efforts to develop our Culp Europe operation located in Poland. However, the ongoing uncertainties related to the European economy have affected our business. While this is creating challenges for the near term, we remain optimistic about the future opportunities for Culp Europe to enhance our global sales as business conditions improve.

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant, and equipment.  As of July 28, 2013, accounts receivable and inventory totaled $30.5 million compared to $28.5 million at April 28, 2013. This increase in accounts receivable and inventory reflect this segment’s increased business volume in the first quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013.

As of July 28, 2013, property, plant and equipment totaled $1.5 million compared with $1.2 million at April 28, 2013. The $1.5 million at July 28, 2013, represents property, plant, and equipment located in the U.S. of $1.1 million, located in China of $371,000, and located in Poland of $53,000. The $1.2 million at April 28, 2013, represents property, plant, and equipment located in the U.S. of $908,000, located in China of $265,000, and located in Poland of $57,000. The change in this segment’s property, plant, and equipment balance is due to capital expenditures of $390,000, offset by depreciation expense of $156,000.

Other Income Statement Categories

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (SG&A) for the company as a whole were $7.1 million for the first quarter of fiscal 2014, a decrease 7% compared with $7.6 million for the first quarter of fiscal 2013. As a percent of net sales, SG&A expenses were 10.0% in the first quarter of fiscal 2014 compared with 11% in the first quarter of fiscal 2013. This decrease is primarily due to lower unallocated corporate incentive compensation accruals, reflecting financial results that were not as high in relation to pre-established performance targets set at more challenging levels than the prior year.

Interest Expense (Income)

Interest expense for the first quarter of fiscal 2014 was $140,000 compared to $190,000 for the first quarter of fiscal 2013. This trend reflects lower outstanding balances of long-term debt.

Interest income was $92,000 for the first quarter of fiscal 2014 compared to $127,000 for the first quarter of fiscal 2013. This decrease reflects lower cash and cash equivalents and short-term investment balances held by our foreign subsidiaries during the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013. Our cash and cash equivalents and short-term investment balances held by our foreign subsidiaries have higher interest rates as compared to our cash and cash equivalents and short-term investment balances held in the United States.

Other Expense

Other expense for the first quarter of fiscal 2014 was $391,000 compared with other expense of $44,000 for the first quarter of fiscal 2013. This increase primarily reflects a charge of $206,000 for the tentative settlement of ongoing litigation relating to environmental claims associated with a closed facility and fluctuations in the foreign exchange rate for our subsidiaries domiciled in China. We have been able to mitigate the effects of foreign exchange rate fluctuations associated with our subsidiaries domiciled in Canada and Poland through maintenance of a natural hedge by keeping a balance of assets and liabilities denominated in foreign currencies other than the U.S. dollar. Although we will continue to try and maintain this natural hedge, there is no assurance that we will be able to continue to do so in the future reporting periods.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $2.3 million, or 41.6% of income before income tax expense, for the three month period ended July 28, 2013, compared to income tax expense of $1.8 million, or 34.4% of income before income tax expense, for the three month period ended July 29, 2012. Our effective income tax rates for the three month periods ended July 28, 2013 and July 29, 2012 were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The income tax expense for the three month period ended July 28, 2013 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•
The income tax rate increased 5% for adjustments primarily made to our state of North Carolina loss carryforwards for the decrease in future North Carolina corporate income tax rates commencing in fiscal 2015 and beyond. These adjustments totaled $273,000 and represented a discrete event in which the full tax effects were recorded in the first quarter of fiscal 2014.

•
The income tax rate decreased by 6% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

•	The income tax rate increased by 4% for an increase in unrecognized tax benefits.

•	The income tax rate increased by 4.6% for stock-based compensation and other miscellaneous items.

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

Deferred Income Taxes

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessment at July 28, 2013, we recorded a partial valuation allowance of $1.1 million, of which $722,000 pertained to certain U.S. state net operating loss carryforwards and credits and $328,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at April 28, 2013, we recorded a partial valuation allowance of $963,000, of which $722,000 pertained to certain U.S. state net operating loss carryforwards and credits and $241,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at July 28, 2013 and April 28, 2013, respectively.

At July 28, 2013, the current deferred tax asset of $7.7 million represents $7.4 million and $302,000 from our operations located in the U.S. and China, respectively. At April 28, 2013, the current deferred tax asset of $7.7 million represents $7.4 million and $325,000 from our operations located in the U.S. and China, respectively. At July 28, 2013, the non-current deferred tax asset of $651,000 pertains to our operations located China. At April 28, 2013, the non-current deferred tax asset of $753,000 pertains to our operations located in China. At July 28, 2013, the non-current deferred tax liability of $4.3 million represents $3.2 million and $1.1 million from operations located in the U.S. and Canada, respectively. At April 28, 2013, the non-current deferred tax liability of $3.1 million represents $2.0 million and $1.1 million from our operations located in the U.S. and Canada, respectively.

Uncertainty In Income Taxes

At July 28, 2013, we had $13.3 million of total gross unrecognized tax benefits, of which $4.2 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. Of the $13.3 million in gross unrecognized tax benefits as of July 28, 2013, $9.1 million were classified as net non-current deferred income taxes and $4.2 million were classified as income taxes payable –long-term in the accompanying consolidated balance sheets.

We estimate that the amount of gross unrecognized tax benefits will increase by approximately $838,000 for fiscal 2014. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

Income Taxes Paid

Although we reported income tax expense of $2.3 million and $1.8 million for the three months ending July 28, 2013 and July 29, 2012, respectively, we pay income taxes associated with our subsidiaries located in China and Canada. We had income tax payments of $792,000 and $1.0 million for the three months ended July 28, 2013 and July 29, 2012 respectively.

Liquidity and Capital Resources

Liquidity

Our sources of liquidity include cash and cash equivalents, short-term investments, cash flow from operations, and amounts available under our unsecured revolving credit lines. These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our present cash and cash equivalents and short-term investment balance of $27.6 million at July 28, 2013, cash flow from operations, and current availability under our unsecured revolving credit lines will be sufficient to fund our business needs and fiscal 2014 contractual obligations.

At July 28, 2013, our cash and cash equivalents and short-term investments totaled $27.6 million, exceeded our total debt (current maturities of long-term debt, long-term debt, and line of credit) of $7.2 million. In August of 2013, we paid our required annual principal payment of $2.2 million associated with our unsecured senior term notes, thus further lowering our total debt to approximately $5.0 million. We have two remaining annual $2.2 million payments due August 2014 and 2015.

Our cash and cash equivalents and short-term investments decreased slightly from $28.8 million at April 28, 2013, after spending $2.6 million on an asset purchase and consulting agreement associated with our mattress fabrics segment, $884,000 on capital expenditures, and $489,000 on dividend payments. This spending was partially offset by net cash provided by operating activities of $2.7 million.

On June 12, 2013, we announced that our board of directors approved a 33% increase in payment of a quarterly cash dividend from $0.03 to $0.04 per share, commencing the first quarter of fiscal 2014. During the first quarter of fiscal 2014, dividend payments totaled $489,000 compared with $381,000 during the first quarter of fiscal 2013.

Our cash and cash equivalents and short-term investment balance may be adversely affected by factors beyond our control, such as weakening industry demand and delays in receipt of payment on accounts receivable.

Working Capital

Accounts receivable at July 28, 2013, were $24.5 million, an increase of $4.5 million or 22% compared with $20.0 million at July 29, 2012. This increase in accounts receivable is due to our days’ sales outstanding increasing from 24 days during the first quarter of fiscal 2013 to 29 days during the first quarter of fiscal 2014. The increase in days’ sales outstanding is primarily due to fewer customers associated with both our mattress and upholstery fabrics segments taking advantage of sales discounts in the first quarter of 2014 compared with the first quarter of fiscal 2013.

Inventories as of July 28, 2013 were $41.8 million, a decrease of $2.3 million, or 5%, compared with $44.1 million at July 29, 2012. This decrease primarily represents improved inventory management in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013. Inventory turns for the first quarter of fiscal 2014 were 5.6 compared with 5.2 for the first quarter of fiscal 2013.

Accounts payable-trade as of July 28, 2013, was $27.8 million, an increase of 2% compared with $27.3 million at July 29, 2012.

Operating working capital (comprised of accounts receivable and inventories, less accounts payable-trade and capital expenditures) was $38.4 million at July 28, 2013 compared with $36.6 million at July 29, 2012. Working capital turnover was 7.1 and 8.5 during the quarters ended July 28, 2013, and July 29, 2012, respectively.

Financing Arrangements

Unsecured Term Notes

We entered into a note agreement dated August 11, 2008 that provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The remaining principal payments are payable over an average term 2.0 years through August 11, 2015. Any principal payments would be assessed a penalty as defined in the agreement. The agreement contains customary financial and other covenants as defined in the agreement.

Revolving Credit Agreement – United States

At July 28, 2013, we had an unsecured Amended and Restated Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) that provided for a revolving loan commitment of $7.6 million. This agreement provided for a pricing matrix to determine the interest rate payable on loans made under the agreement (applicable interest rate of 1.79% at July 28, 2013). At July 28, 2013 and April 28, 2013, there was a $195,000 outstanding letter of credit (all of which related to workers compensation). At July 28, 2013 and April 28, 2013, there were no borrowings outstanding under the agreement.

On August 13, 2013, we entered into a Credit Agreement (“Credit Agreement”) with Wells Fargo that replaced the agreement noted above. This Credit Agreement contains terms and covenants similar to the previous agreement and extends the term of the credit facility through August 31, 2015. Interest is charged at a rate equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement.

This Credit Agreement provides for an unsecured revolving loan commitment of $10.0 million to be used to finance working capital and for general corporate purposes. The amount of borrowings that are outstanding under the revolving credit agreement with Culp Europe noted below decrease the $10.0 million available under this Credit Agreement.

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit of up to 40 million RMB (approximately $6.5 million USD at July 28, 2013), expiring on June 8, 2014. This agreement has an interest rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of July 28, 2013 and April 28, 2013.

Revolving Credit Agreement – Europe

As of July 28, 2013, we had an unsecured credit agreement associated with our operations in Poland that provided for a line of credit of up to 6.8 million Polish Zloty (approximately $2.1 million USD at July 28, 2013). This agreement bears interest at WIBOR (Warsaw Interbank Offered Rate) plus 2% (applicable interest rate of 4.625% at July 28, 2013). At July 28, 2013, $560,000 (1.8 million Polish Zloty) in borrowings was outstanding under this agreement. At April 28, 2013, $561,000 (1.8 million Polish Zloty) in borrowings was outstanding under this agreement.

In connection with the Credit Agreement effective August 13, 2013 note above, the outstanding borrowings totaling $560,000 at July 28, 2013, are due on August 31, 2015 and decrease the $10.0 million available under the Credit Agreement.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At July 28, 2013, the company was in compliance with these financial covenants.

At July 28, 2013, the principal payment requirements of long-term debt during the next three years are: Year 1 – $2.2 million; Year 2 - $2.2 million; and Year 3 - $2.2 million.

Capital Expenditures and Depreciation

Capital expenditures on a cash basis for the three months ended July 28, 2013 and July 29, 2012 were $884,000 and $1.0 million, respectively. In addition, we acquired equipment for our mattress fabrics segment totaling $890,000 in connection with the Bodet & Horst asset purchase agreement. Capital expenditures including the assets purchased in connection with the Bodet & Host asset purchase agreement, for the three months ended July 28, 2013 and July 29, 2012, mostly related to our mattress fabrics segment. Depreciation expense was $1.3 million for both the three months ended July 28, 2013 and July 29, 2012. Depreciation expense for the three months ended July 28, 2013 and July 29, 2012, primarily related to the mattress fabrics segment.

For fiscal 2014, we currently expect cash capital expenditures to be approximately $6.0 million compared with $4.4 million in fiscal 2013 and $5.9 million in fiscal 2012. Planned capital expenditures for fiscal 2014 primarily relate to the mattress fabrics segment. For fiscal 2014, depreciation expense is projected to be $5.6 million, which primarily relates to the mattress fabrics segment. These are management’s current expectations only, and changes in our business needs could cause changes in plans for capital expenditures and expectations for related depreciation expense.

Critical Accounting Policies and Recent Accounting Developments

As of July 28, 2013, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended April 28, 2013.

Refer to Note 2 located in the notes to the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended April 28, 2013.

Contractual Obligations

As of July 28, 2013, there were no significant or new contractual obligations from those reported in our annual report on Form 10-K for the year ended April 28, 2013, with the exception of open purchase commitments to acquire equipment with regard to the mattress fabrics segment totaling $403,000 at July 28, 2013, compared with $170,000 at April 28, 2013.

Inflation

Any significant increase in our raw material costs, utility/energy costs and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited our ability to pass significant operating increases on to customers. As discussed in our Form 10-K for the year ended April 28, 2013 (see “Segment Analysis”), significant increases in raw material costs led to lower profit margins for both of our business segments during fiscal 2012 and 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our revolving credit lines. Our U.S. revolving credit agreement bears interest at a rate equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. At July 28, 2013, there were no borrowings outstanding under our U.S. or China revolving credit lines. Our unsecured credit agreement associated with our operations located in Poland bears interest at WIBOR plus 2%. At July 28, 2013, $560,000 was outstanding under this agreement, and this amount is required to be paid in full by August 31, 2015, when this agreement expires.

Except as noted above, we are not exposed to market risk from changes in interest rates on our long-term debt. Our unsecured term notes have a fixed interest rate of 8.01%.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in China, Canada, and Poland. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and Poland, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates at July 28, 2013, would not have had a significant impact on our results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 28, 2013, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended July 28, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended July 28, 2013, except as disclosed in note 16 to the consolidated financial statements included in this report. Additional information about our legal proceedings is disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 12, 2013 for the fiscal year ended April 28, 2013.

Item 1A.  Risk Factors

There have not been any material changes to our risk factors during the three months ended July 28, 2013. Our risk factors are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 12, 2013 for the fiscal year ended April 28, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Sales Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 29, 2013 to June 2, 2013	-	-	-	$ 2,000,000
June 3, 2013 to June 30, 2013	-	-	-	$ 2,000,000
July 1, 2013 to July 28, 2013	-	-	-	$ 2,000,000
Total	-	-	-	$ 2,000,000

(1)
On August 29, 2012, we announced that our board of directors approved a new authorization for us to acquire up to $2.0 million of our common stock. As of July 28, 2013, there have been no common stock repurchases on the $2.0 million authorized amount on August 29, 2012.

Item 6.  Exhibits

The following exhibits are submitted as part of this report.

3(i)
Articles of Incorporation of the company, as amended, were filed as Exhibit 3(i) to the company’s Form 10-Q for the quarter ended July 28, 2002, filed September 11, 2002 (Commission File No. 001-12597), and are incorporated herein by reference.

3 (ii)	Restated and Amended Bylaws of the company, as amended November 12, 2007, were filed as Exhibit 3.1 to the company’s Form 8-K dated November 12, 2007, and incorporated herein by reference.

10.1	Credit Agreement dated as of August 13, 2013, by and between Culp, Inc. and Wells Fargo, N.A..

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

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

CULP, INC.
(Registrant)

Date: September 6, 2013	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant
and also signing as principal financial officer)

	By:	/s/ Thomas B. Gallagher, Jr.
Thomas B. Gallagher, Jr.
Corporate Controller
(Authorized to sign on behalf of the registrant
and also signing as principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Credit Agreement dated as of August 13, 2013, by and between Culp, Inc. and Wells Fargo, N.A.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document