Form 10-Q
period 2013-10-27
CULP INC
filed 2013-12-06
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2013
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ YES    NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding at October 27, 2013:  12,250,030
Par Value: $0.05 per share

Item 1:  Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 27, 2013 AND OCTOBER 28, 2012
UNAUDITED
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED

	October 27,	October 28,
	2013	2012

Net sales	$70,589	65,560
Cost of sales	58,354	53,683
Gross profit	12,235	11,877

Selling, general and
administrative expenses	7,200	7,209
Income from operations	5,035	4,668

Interest expense	99	156
Interest income	(102)	(96)
Other expense	224	76
Income before income taxes	4,814	4,532

Income taxes	1,718	(3,736)
Net income	$3,096	8,268

Net income per share, basic	$0.25	0.68
Net income per share, diluted	0.25	0.67
Average shares outstanding, basic	12,183	12,191
Average shares outstanding, diluted	12,389	12,348

	SIX MONTHS ENDED

	October 27,	October 28,
	2013	2012

Net sales	$140,730	134,744
Cost of sales	115,422	109,746
Gross profit	25,308	24,998

Selling, general and
administrative expenses	14,299	14,850
Income from operations	11,009	10,148

Interest expense	239	346
Interest income	(195)	(222)
Other expense	616	121
Income before income taxes	10,349	9,903

Income taxes	4,023	(1,889)
Net income	$6,326	11,792

Net income per share, basic	$0.52	0.95
Net income per share, diluted	0.51	0.94
Average shares outstanding, basic	12,165	12,371
Average shares outstanding, diluted	12,391	12,541

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 27, 2013 AND OCTOBER 28, 2012
(UNAUDITED)

	THREE MONTHS ENDED

	October 27,	October 28,
	2013	2012

Net income	$3,096	$8,268

Other comprehensive income

Unrealized gains on short-term investments	22	11

Total other comprehensive income	22	11

Comprehensive income	$3,118	$8,279

	SIX MONTHS ENDED

	October 27,	October 28,
	2013	2012

Net income	$6,326	$11,792

Other comprehensive (loss) income

Unrealized (losses) gains on short-term investments	(113)	44

Total other comprehensive (loss) income	(113)	44

Comprehensive income	$6,213	$11,836

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
OCTOBER 27, 2013, OCTOBER 28, 2012 AND APRIL 28, 2013
UNAUDITED
(Amounts in Thousands)

	October 27,	October 28	* April 28,
	2013	2012	2013

Current assets:
Cash and cash equivalents	$24,267	23,464	23,530
Short-term investments	6,220	5,241	5,286
Accounts receivable, net	24,937	20,678	23,392
Inventories	44,882	38,261	38,418
Deferred income taxes	7,745	4,470	7,709
Income taxes receivable	-	-	318
Other current assets	2,550	1,640	2,093
Total current assets	110,601	93,754	100,746

Property, plant and equipment, net	30,559	30,621	30,594
Goodwill	11,462	11,462	11,462
Deferred income taxes	661	4,738	753
Other assets	2,959	1,868	1,151

Total assets	$156,242	142,443	144,706

Current liabilities:
Current maturities of long-term debt	$2,200	2,401	2,200
Line of credit	-	875	561
Accounts payable-trade	28,543	23,219	22,357
Accounts payable - capital expenditures	66	104	225
Accrued expenses	11,672	10,611	11,829
Income taxes payable - current	304	385	285
Total current liabilities	42,785	37,595	37,457

Income taxes payable - long-term	4,141	4,188	4,191
Deferred income taxes	5,016	856	3,075
Line of credit	585	-	-
Long-term debt, less current maturities	2,200	4,416	4,400

Total liabilities	54,727	47,055	49,123

Commitments and Contingencies (Note 16)

Shareholders' equity	101,515	95,388	95,583

Total liabilities and
shareholders' equity	$156,242	142,443	144,706

Shares outstanding	12,250	12,209	12,225

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 27, 2013 AND OCTOBER 28, 2012
UNAUDITED
(Amounts in Thousands)

	SIX MONTHS ENDED

	October 27,	October 28,
	2013	2012

Cash flows from operating activities:
Net income	$6,326	11,792
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,636	2,539
Amortization of other assets	81	119
Stock-based compensation	376	197
Excess tax benefit related to stock-based compensation	(143)	(60)
Deferred income taxes	2,140	(3,325)
Gain on sale of equipment	(74)	-
Foreign currency exchange losses (gains)	203	(66)
Changes in assets and liabilities, net of effects of acquisition of assets:
Accounts receivable	(1,419)	4,353
Inventories	(6,331)	(1,882)
Other current assets	(437)	373
Other assets	(47)	(80)
Accounts payable - trade	5,923	(7,397)
Accrued expenses	(158)	1,310
Accrued restructuring	-	(40)
Income taxes	367	(183)
Net cash provided by operating activities	9,443	7,650

Cash flows from investing activities:
Capital expenditures	(1,900)	(1,946)
Net cash paid for acquistion of assets	(2,640)	-
Proceeds from the sale of equipment	113	-
Payments on life insurance policies	(30)	-
Purchase of short-term investments	(1,047)	(54)
Proceeds from the sale of short-term investments	-	795
Net cash used in investing activities	(5,504)	(1,205)

Cash flows from financing activities:
Proceeds from lines of credit	-	1,000
Payments on lines of credit	-	(1,000)
Payments on long-term debt	(2,200)	(2,300)
Proceeds from common stock issued	194	64
Common stock repurchased	-	(5,022)
Dividends paid	(979)	(747)
Debt issuance costs	(62)	-
Excess tax benefit related to stock-based compensation	143	60
Net cash used in financing activities	(2,904)	(7,945)

Effect of exchange rate changes on cash and cash equivalents	(298)	(59)

Increase (decrease) in cash and cash equivalents	737	(1,559)

Cash and cash equivalents at beginning of period	23,530	25,023

Cash and cash equivalents at end of period	$24,267	23,464

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	of Par Value	Earnings	Income (Loss)	Equity
Balance, April 29, 2012	12,702,806	$635	46,056	42,293	16	$89,000
Net income	-	-	-	18,317	-	18,317
Stock-based compensation	-	-	562	-	-	562
Unrealized gain on short-term investments	-	-	-	-	38	38
Excess tax benefit related to stock
based compensation	-	-	76	-	-	76
Common stock repurchased	(502,595)	(25)	(4,997)			(5,022)
Fully vested common stock award	1,658	-	-	-	-	-
Common stock issued in connection					.
with stock option plans	23,025	1	204	-	-	205
Dividends paid	-	-	-	(7,593)	-	(7,593)
Balance, April 28, 2013 *	12,224,894	611	41,901	53,017	54	95,583
Net income	-	-	-	6,326	-	6,326
Stock-based compensation	-	-	376	-	-	376
Unrealized loss on short-term investments	-	-	-	-	(113)	(113)
Excess tax benefit related to stock
based compensation	-	-	143	-	-	143
Common stock issued in connection
with stock option plans	23,125	1	193			194
Fully vested common stock award	3,000	-	-	-	-	-
Common stock surrendered for
withholding taxes payable	(989)	-	(15)	-	-	(15)
Dividends paid	-		-	(979)	-	(979)
Balance, October 27, 2013	12,250,030	$612	42,598	58,364	(59)	$101,515

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

The company’s six months ended October 27, 2013 and October 28, 2012, represent 26 week periods, respectively.

2. Significant Accounting Policies

As of October 27, 2013, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended April 28, 2013.

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

3.  Business Combination – Mattress Fabric Segment

On May 8, 2013, we entered into an asset purchase and consulting agreement with Bodet & Horst GMBH & Co. KG and certain affiliates (“Bodet & Horst”) that provides for, among other things, the purchase of equipment and certain other assets from Bodet & Horst and the restructuring of existing consulting and non-compete agreements pursuant to an earlier asset purchase and consulting agreement with Bodet & Horst dated August 11, 2008. This agreement was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. We agreed with Bodet & Horst to replace the prior non-compete agreement that prevented us from selling certain mattress fabrics and products to a leading manufacturer, which now allows us to make such sales. In addition, the prior consulting and non-compete agreement, under which Bodet & Horst agreed not to sell most mattress fabrics in North America, was replaced, expanded, and extended pursuant to the new asset purchase and consulting agreement.

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
$2,640

The company recorded its non-compete at its fair value based on a discounted cash flow valuation model. The company recorded its customer relationships at its fair value based on a multi-period excess earnings valuation model. This non-compete agreement will be amortized on a straight line basis over the fifteen year life of the agreement. The customer relationships will be amortized on a straight line basis over their useful life of seventeen years. The equipment will be amortized on a straight line basis over their useful life of seven years.

The following unaudited pro forma consolidated results of operations for the three and six month periods ending October 27, 2013 and October 28, 2012 have been prepared as if the acquisition of Bodet & Horst had occurred on April 30, 2012:

	Three months ended
(dollars in thousands)	October 27, 2013	October 28, 2012
Net Sales	$70,589	$68,027

Income from operations	5,035	4,659

Net income	3,096	8,192

Net income per share, basic	0.25	0.67

Net income per share, diluted	0.25	0.66

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended
(dollars in thousands)	October 27, 2013	October 28, 2012
Net Sales	$140,730	$139,678

Income from operations	11,009	10,129

Net income	6,326	11,675

Net income per share, basic	0.52	0.94

Net income per share, diluted	0.51	0.93

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

4.  Stock-Based Compensation

Incentive Stock Option Awards

We did not grant any incentive stock option awards through the second quarter of fiscal 2014.

At October 27, 2013, options to purchase 153,950 shares of common stock were outstanding, had a weighted average exercise price of $6.70 per share, and a weighted average contractual term of 4.1 years. At October 27, 2013, the aggregate intrinsic value for options outstanding was $2.0 million.

At October 27, 2013, outstanding options to purchase 145,950 shares of common stock were exercisable, had a weighted average exercise price of $6.96 per share, and a weighted average contractual term of 4.1 years. At October 27, 2013, the aggregate intrinsic value for options exercisable was $1.9 million.

The aggregate intrinsic value for options exercised for the six months ending October 27, 2013 and October 28, 2012, was $224,000 and $18,000, respectively.

The remaining unrecognized compensation cost related to incentive stock option awards at October 27, 2013, was $2,000 which is expected to be recognized over a weighted average period of 0.2 years.

We recorded $8,000 and $44,000 of compensation expense on incentive stock option grants within selling, general, and administrative expense for the six months ended October 27, 2013, and October 28, 2012, respectively.

Common Stock Awards

On October 1, 2013, we granted a total of 3,000 shares of common stock to our outside directors. These shares of common stock vested immediately and were measured at $18.84 per share, which represents the closing price of the company’s common stock at the date of grant.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On October 8, 2012, we granted a total of 1,658 shares of common stock to certain outside directors. These shares of common stock vested immediately and were measured at $12.13 per share, which represents the closing price of the company’s common stock at the date of grant.

We recorded $57,000 and $20,000 of compensation expense within selling, general, and administrative expense for these common stock awards for the six month periods ending October 27, 2013, an October 28, 2012, respectively.

Time Vested Restricted Stock Awards

We did not grant any time vested restricted stock awards through the second quarter of fiscal 2014.

We recorded $38,000 and $65,000 of compensation expense within selling, general, and administrative expense for time vested restricted stock awards for the six month periods ending October 27, 2013, and October 28, 2012, respectively.

At October 27, 2013, there were 61,667 shares of time vested restricted stock outstanding and unvested. Of the 61,667 shares outstanding and unvested, 35,000 shares (granted on January 7, 2009) will vest on May 1, 2014. The remaining 26,667 shares (granted on July 1, 2009) will vest on July 1, 2014. At October 27, 2013, the weighted average fair value of these outstanding and unvested shares was $4.19 per share.

During the six month period ended October 27, 2013, 61,667 shares of time vested restricted stock vested and had a weighted average fair value of $249,000 or $4.04 per share. During the six month period ended October 28, 2012, 61,665 shares of time vested restricted stock vested and had a weighted average fair value of $232,000 or $3.76 per share.

At October 27, 2013, the remaining unrecognized compensation cost related to the unvested restricted stock awards was $30,000, which is expected to be recognized over a weighted average vesting period of 0.6 years.

Performance Based Restricted Stock Units

Fiscal 2014 Grant

On June 25, 2013, certain key members of management were granted performance based restricted common stock units which could earn up to 72,380 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreements. These awards were valued based on the fair market value on the date of grant. The fair value of these awards was $17.12, which represents the closing price of our common stock on the date of grant. The vesting of these awards is over the requisite service period of three years.

Fiscal 2013 Grant

On July 11, 2012, certain key members of management were granted performance based restricted common stock units which could earn up to 120,000 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreements. These awards were valued based on the fair market value on the date of grant. The fair value of these awards was $10.21, which represents the closing price of our common stock on the date of grant. The vesting of these awards is over the requisite service period of three years.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Overall

The company recorded compensation expense of $273,000 and $68,000 within selling, general, and administrative expense for performance based restricted stock units for the six month periods ending October 27, 2013 and October 28, 2012, respectively. Compensation cost is recorded based on an assessment each reporting period of the probability that certain performance goals will be met during the vesting period. If performance goals are not probable of occurrence, no compensation cost will be recognized and any recognized compensation cost would be reversed.

As of October 27, 2013, the remaining unrecognized compensation cost related to the performance based restricted stock units was $1.2 million, which is expected to be recognized over a weighted average vesting period of 2.1 years.

5.  Accounts Receivable

A summary of accounts receivable follows:

(dollars in thousands)	October 27, 2013	October 28, 2012	April 28, 2013
Customers	$26,022	$21,790	$24,715
Allowance for doubtful accounts	(513)	(559)	(780)
Reserve for returns and allowances and discounts	(572)	(553)	(543)
	$24,937	$20,678	$23,392

A summary of the activity in the allowance for doubtful accounts follows:

	Six months ended
(dollars in thousands)	October 27, 2013	October 28, 2012
Beginning balance	$(780)	$(567)
Provision for bad debts	211	(27)
Net write-offs, net of recoveries	56	35
Ending balance	$(513)	$(559)

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

	Six months ended
(dollars in thousands)	October 27, 2013	October 28, 2012
Beginning balance	$(543)	$(478)
Provision for returns, allowances and discounts	(1,129)	(1,551)
Credits issued	1,100	1,476
Ending balance	$(572)	$(553)

6.  Inventories

Inventories are carried at the lower of cost or market.  Cost is determined using the FIFO (first-in, first-out) method.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of inventories follows:

(dollars in thousands)	October 27, 2013	October 28, 2012	April 28, 2013
Raw materials	$5,592	$5,884	$5,311
Work-in-process	2,383	2,789	2,539
Finished goods	36,907	29,588	30,568
	$44,882	$38,261	$38,418

7.  Other Assets

A summary of other assets follows:

(dollars in thousands)	October 27, 2013	October 28, 2012	April 28, 2013
Cash surrender value – life insurance	$649	$1,327	$625
Non-compete agreement	1,054	259	185
Customer relationships	842	-	-
Other	414	282	341
	$2,959	$1,868	$1,151

Non-Compete Agreement

In connection with the asset purchase and consulting agreement with Bodet & Horst on May 8, 2013 (see note 3), we restructured our existing non-compete agreement pursuant to our asset purchase and consulting agreement dated August 11, 2008. We agreed with Bodet & Horst to replace the prior non-compete agreement that prevented us from selling certain mattress fabrics and products to a leading manufacturer that now allows us to make such sales. In addition, the prior consulting and non-compete agreement, under which Bodet & Horst agreed not to sell mattress fabrics in North America, was replaced, expanded, and extended pursuant to the new asset purchase consulting agreement. We recorded this non-compete agreement at its fair value based on a discounted cash flow valuation model. This non-compete agreement is amortized on a straight-line basis over the fifteen year life of the agreement and requires quarterly payments of $12,500 through May 2014. As of October 27, 2013, the total remaining non-compete payments were $37,500.

The gross carrying amount of this non-compete agreement was $2.0 million, $1.1 million, and $1.1 million at October 27, 2013, October 28, 2012, and April 28, 2013, respectively. At October 27, 2013, October 28, 2012, and April 28, 2013, accumulated amortization for the non-compete agreement was $977,000, $840,000 and $940,000, respectively.

Of the $1.1 million non-compete agreement carrying amount at October 27, 2013, $201,000 pertains to the non-compete agreement that was in place as part of the asset purchase agreement dated August 11, 2008, and $853,000 pertains to the non-compete agreement pursuant to the asset purchase agreement dated May 8, 2013 that restructured and expanded the non-compete agreement that was in place effective August 11, 2008.

Amortization expense for the non-compete agreement was $38,000 and $99,000 for the six month periods ended October 27, 2013 and October 28, 2012, respectively. The remaining amortization expense (which includes the total remaining Bodet & Horst non-compete payments of $37,500) for the next five fiscal years and thereafter follows: FY 2014 - $37,000; FY 2015 - $75,000; FY 2016 - $75,000; FY 2017 - $75,000; FY 2018 - $75,000; and Thereafter - $755,000.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The weighted average amortization period for the non-compete agreement is 14.5 years as of October 27, 2013.

Customer Relationships

In connection with the asset purchase and consulting agreement with Bodet & Horst noted above, we purchased certain customer relationships. We recorded the customer relationships at their fair value based on a multi-period excess earnings valuation model. The gross carrying amount of these customer relationships was $868,000 at October 27, 2013. Accumulated amortization for these customer relationships was $26,000 at October 27, 2013.

The customer relationships are amortized on a straight-line basis over their seventeen year useful life. Amortization expense for the customer relationships was $26,000 for the six months ending October 27, 2013. The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2014 - $26,000; FY 2015 - $51,000; FY 2016 - $51,000; FY 2017 - $51,000; FY 2018 - $51,000; and Thereafter - $612,000.

The weighted average amortization period for the non-compete agreement is 16.5 years as of October 27, 2013.

Cash Surrender Value – Life Insurance

We had two life insurance contracts with death benefits to the respective insured totaling $4.4 million at October 27, 2013, and April 28, 2013, respectively. At October 28, 2012, we had four life insurance contracts with death benefits to the respective insured totaling $12.9 million. Our cash surrender value – life insurance balances of $649,000, $1.3 million, and $625,000 at October 27, 2013, October 28, 2012, and April 28, 2013, respectively, are collectible upon death of the respective insured.

8.  Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	October 27, 2013	October 28, 2012	April 28, 2013
Compensation, commissions and related benefits	$8,567	$7,775	$9,831
Interest	74	112	111
Other accrued expenses	3,031	2,724	1,887
	$11,672	$10,611	$11,829

9.  Long-Term Debt and Lines of Credit

A summary of long-term debt follows:

(dollars in thousands)	October 27, 2013	October 28, 2012	April 28, 2013
Unsecured senior term notes	$4,400	$6,600	$6,600
Canadian government loan	-	217	-
	4,400	6,817	6,600
Current maturities of long-term debt	(2,200)	(2,401)	(2,200)
Long-term debt, less current maturities of long-term debt	$2,200	$4,416	$4,400

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unsecured Term Notes

We entered into a note agreement dated August 11, 2008 that provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The remaining principal payments are payable over an average term 1.8 years through August 11, 2015. Any principal pre-payments would be assessed a penalty as defined in the agreement. The agreement contains customary financial and other covenants as defined in the agreement.

Revolving Credit Agreement – United States

At April 28, 2013, we had an unsecured Amended and Restated Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) that provided for a revolving loan commitment of $7.6 million that was due to expire on August 25, 2013. This agreement provided for a pricing matrix to determine the interest rate payable on loans made under this agreement.

Effective August 13, 2013, we entered into a Credit Agreement (“Credit Agreement”) with Wells Fargo that replaced the agreement noted above. This Credit Agreement contains terms and covenants similar to the previous agreement and extends the term of the credit facility through August 31, 2015. Interest is charged at a rate equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement (applicable interest rate of 1.77% at October 27, 2013).

This Credit Agreement provides for an unsecured revolving loan commitment of $10.0 million to be used to finance working capital and for general corporate purposes. The amount of borrowings that are outstanding under the revolving credit agreement with Culp Europe noted below decrease the $10.0 million available under this Credit Agreement.

At October 27, 2013, and April 28, 2013, there was a $195,000 outstanding letter of credit (all of which related to workers compensation) provided by the Credit Agreement. At October 28, 2012, there were no outstanding letters of credit. There were no borrowings outstanding under the agreement at October 27, 2013, October 28, 2012, and April 28, 2013.

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit of up to 40 million RMB (approximately $6.6 million USD at October 27, 2013),  expiring on June 8, 2014. This agreement has an interest rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of October 27, 2013, October 28, 2012, and April 28, 2013.

Revolving Credit Agreement – Europe

Prior to August 13, 2013, we had an unsecured credit agreement associated with our operations in Poland that provided for a line of credit of up to 6.8 million Polish Zloty (approximately $2.2 million USD). This agreement bears interest at WIBOR (Warsaw Interbank Offered Rate) plus 2% (applicable interest rate of 4.5% at October 27, 2013). There were $585,000 and $561,000 (1.8 million Polish Zloty) in borrowings outstanding under this agreement at October 27, 2013 and April 28, 2013, respectively. There were $875,000 (2.8 million Polish Zloty) in borrowings outstanding under this agreement at October 28, 2012.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In connection with the Credit Agreement effective August 13, 2013 noted above, the outstanding borrowings, totaling $585,000 at October 27, 2013, are due on August 31, 2015 and decrease the $10.0 million available under the Credit Agreement.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At October 27, 2013, the company was in compliance with these financial covenants.

At October 27, 2013, the principal payment requirements of long-term debt during the next two years are: Year 1 – $2.2 million; and Year 2 - $2.2 million.

The fair value of the company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities.  At October 27, 2013, the carrying value of the company’s long-term debt was $4.4 million and the fair value was $4.6 million. At October 28, 2012, the carrying value of the company’s long-term debt was $6.8 million and the fair value as $7.0 million. At April 28, 2013, the carrying value of the company’s long-term debt was $6.6 million and the fair value was $7.0 million.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

	Fair value measurements at October 27, 2013 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Low Duration Bond Fund	$2,060	N/A	N/A	$2,060
Limited Term Bond Fund	2,561	N/A	N/A	2,561
Intermediate Term Bond Fund	1,599	N/A	N/A	1,599

	Fair value measurements at October 28, 2012 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Low Duration Bond Fund	$2,065	N/A	N/A	$2,065
Limited Term Bond Fund	2,073	N/A	N/A	2,073
Intermediate Term Bond Fund	1,103	N/A	N/A	1,103

	Fair value measurements at April 28, 2013 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Low Duration Bond Fund	$2,076	N/A	N/A	$2,076
Limited Term Bond Fund	2,092	N/A	N/A	2,092
Intermediate Term Bond Fund	1,118	N/A	N/A	1,118

The determination of where an asset or liability falls in the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter based on various factors and it is possible that an asset or liability may be classified differently from quarter to quarter. However, we expect that changes in classifications between different levels will be rare.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our short-term investments include short-term bond funds, are classified as available-for-sale, and their unrealized gains or losses are included in other comprehensive income (loss). Our short-term bond funds were recorded at their fair value of $6.2 million, $5.2 million, and $5.3 million at October 27, 2013, October 28, 2012 and April 28, 2013, respectively. Our short-term bond funds had an accumulated unrealized loss totaling $59,000 at October 27, 2013, an accumulated unrealized gain totaling $60,000 at October 28, 2012, and an accumulated unrealized gain totaling $54,000 at April 28, 2013. At October 27, 2013, October 28, 2012 and April 28, 2013 the fair value of our short-term bond funds approximated its cost basis.

The carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, and line of credit approximates fair value because of the short maturity of these financial instruments.

Nonrecurring Basis

As of October 27, 2013, we had no financial assets that are required to be measured at fair value on a nonrecurring basis other than the assets acquired from Bodet & Horst (see note 3) that were acquired at fair value.

	Fair value measurements at October 27, 2013 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Equipment	$-	$890	$-	$890
Non-compete Agreement	-	-	882	882
Customer Relationships	-	-	868	868

The equipment was classified as level 2 as the fair value was determined using quoted market prices from a third party. The non-compete was recorded at its fair value using a discounted cash flow valuation model that used significant unobservable inputs and was classified as level 3. The customer relationships were recorded at fair value using a multi-period excess earnings valuation model that used significant unobservable inputs and was classified as level 3.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.  Cash Flow Information

Payments for interest and income taxes follows:

	Six months ended
(dollars in thousands)	October 27, 2013	October 28, 2012
Interest	$276	$379
Net income tax payments	1,515	1,617

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

	Three months ended
(amounts in thousands)	October 27, 2013	October 28, 2012
Weighted average common shares outstanding, basic	12,183	12,191
Dilutive effect of stock-based compensation	206	157
Weighted average common shares outstanding, diluted	12,389	12,348

All options to purchase shares of common stock were included in the computation of diluted net income for the three months ended October 27, 2013, as the exercise prices of the options were less that the average market price of the common shares. Options to purchase 2,000 shares of common stock were not included in the computation of diluted net income per share for the three months ended October 28, 2012, as the exercise price of the options was greater than the average market price of the common shares.

The computations of basic net income per share did not include 61,667 and 123,335 shares of time vested restricted common stock as these shares were unvested for the three months ending October 27, 2013 and October 28, 2012, respectively.

	Six months ended
(amounts in thousands)	October 27, 2013	October 28, 2012
Weighted average common shares outstanding, basic	12,165	12,371
Dilutive effect of stock-based compensation	226	170
Weighted average common shares outstanding, diluted	12,391	12,541

All options to purchase shares of common stock were included in the computation of diluted net income for the six months ended October 27, 2013, as the exercise prices of the options were less that the average market price of the common shares. Options to purchase 2,000 shares of common stock were not included in the computation of diluted net income per share for the six months ended October 28, 2012, as the exercise price of the options was greater than the average market price of the common shares.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The computations of basic net income per share did not include 61,667 and 123,335 shares of time vested restricted common stock as these shares were unvested for the six months ending October 27, 2013 and October 28, 2012, respectively.

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

Financial information for the company’s operating segments follows:

	Three months ended
(dollars in thousands)	October 27, 2013	October 28, 2012
Net sales:
Mattress Fabrics	$40,331	$39,697
Upholstery Fabrics	30,258	25,863
	$70,589	$65,560

Gross profit:
Mattress Fabrics	$7,322	$7,539
Upholstery Fabrics	4,913	4,338

	$12,235	$11,877

Selling, general, and administrative expenses:
Mattress Fabrics	$2,620	$2,424
Upholstery Fabrics	3,170	3,157
Total segment selling, general, and
administrative expenses	5,790	5,581
Unallocated corporate expenses	1,410	1,628
	$7,200	$7,209

Income from operations:
Mattress Fabrics	$4,702	$5,115
Upholstery Fabrics	1,743	1,181
Total segment income from operations	6,445	6,296
Unallocated corporate expenses	(1,410)	(1,628)
Total income from operations	5,035	4,668
Interest expense	(99)	(156)
Interest income	102	96
Other expense	(224)	(76)
Income before income taxes	$4,814	$4,532

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended
(dollars in thousands)	October 27, 2013	October 28, 2012
Net sales:
Mattress Fabrics	$78,494	$77,662
Upholstery Fabrics	62,236	57,082
	$140,730	$134,744

Gross profit:
Mattress Fabrics	$14,713	$15,161
Upholstery Fabrics	10,595	9,837

	$25,308	$24,998

Selling, general, and administrative expenses:
Mattress Fabrics	$4,994	$4,814
Upholstery Fabrics	6,436	6,498
Total segment selling, general, and
administrative expenses	11,430	11,312
Unallocated corporate expenses	2,869	3,538
	$14,299	$14,850

Income from operations:
Mattress Fabrics	$9,719	$10,347
Upholstery Fabrics	4,159	3,339
Total segment income from operations	13,878	13,686
Unallocated corporate expenses	(2,869)	(3,538)
Total income from operations	11,009	10,148
Interest expense	(239)	(346)
Interest income	195	222
Other expense	(616)	(121)
Income before income taxes	$10,349	$9,903

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	October 27, 2013	October 28, 2012	April 28, 2013
Segment assets:
Mattress Fabrics
Current assets (1)	$37,372	$33,553	$33,323
Non-compete agreement	1,055	259	185
Customer relationships	842	-	-
Goodwill	11,462	11,462	11,462
Property, plant and equipment (2)	28,307	28,737	28,578
Total mattress fabrics assets	79,038	74,011	73,548
Upholstery Fabrics
Current assets (1)	32,447	25,386	28,487
Property, plant and equipment (3)	1,612	1,028	1,230
Total upholstery fabrics assets	34,059	26,414	29,717
Total segment assets	113,097	100,425	103,265
Non-segment assets:
Cash and cash equivalents	24,267	23,464	23,530
Short-term investments	6,220	5,241	5,286
Deferred income taxes	8,406	9,208	8,462
Income taxes receivable	-	-	318
Other current assets	2,550	1,640	2,093
Property, plant and equipment (4)	640	856	786
Other assets	1,062	1,609	966
Total assets	$156,242	$142,443	$144,706

	Six months ended
(dollars in thousands)	October 27, 2013	October 28, 2012
Capital expenditures (5):
Mattress Fabrics	$1,199	$1,720
Upholstery Fabrics	521	40
Unallocated Corporate	20	121
Total capital expenditures	$1,740	$1,881
Depreciation expense:
Mattress Fabrics	$2,331	$2,219
Upholstery Fabrics	305	320
Total depreciation expense	$2,636	$2,539

(1)	Current assets represent accounts receivable and inventory for the respective segment.

(2)
The $28.3 million at October 27, 2013, represents property, plant, and equipment of $20.5 million and $7.8 million located in the U.S. and Canada, respectively. The $28.7 million at October 28, 2012, represents property, plant, and equipment of $21.2 million and $7.5 million located in the U.S. and Canada, respectively. The $28.6 million at April 28, 2013, represents property, plant, and equipment of $20.4 million and $8.2 million located in the U.S. and Canada, respectively.

(3)
The $1.6 million at October 27, 2013, represents property, plant, and equipment located in the U.S. of $1.1 million, located in China of $464, and located in Poland of $49. The $1.0 million at October 28, 2012, represents property, plant, and equipment located in the U.S. of $776, located in China of $160, and located in Poland of $92. The $1.2 million at April 28, 2013, represents property, plant, and equipment located in the U.S. of $908, located in China of $265, and located in Poland of $57.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)
The $640, $856, and $786 at October 27, 2013, October 28, 2012, and April 28, 2013, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate are located in the U.S.

(5)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

14.  Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $4.0 million, or 38.9% of income before income tax expense, for the six month period ended October 27, 2013, compared to an income tax benefit of $1.9 million, or 19.1% of income before income tax expense, for the six month period ended October 28, 2012. Our effective income tax rates for the six month periods ended October 27, 2013 and October 28, 2012 were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The income tax expense for the six month period ended October 27, 2013 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•
The income tax rate increased 3% for adjustments primarily made to our state of North Carolina loss carryforwards for the decrease in future North Carolina corporate income tax rates commencing in fiscal 2015 and beyond. These adjustments totaled $273,000 and represented a discrete event in which the full tax effects were recorded in the six month period ending October 27, 2013.

•
The income tax rate decreased by 6% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

•	The income tax rate increased by 4% for an increase in unrecognized tax benefits.

•	The income tax rate increased by 3.9% for stock-based compensation and other miscellaneous items.

The income tax expense for the six month period ended October 28, 2012 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•
The income tax rate was reduced by 123% for a reduction in our valuation allowance associated with our U.S. net deferred tax assets. This 123% reduction in our income tax rate is due to a change in judgment about the realization of our U.S. net deferred income tax assets in future years. Since the realization of our U.S. net deferred income tax assets is a result of a change in judgment about future years we recorded an income tax benefit of $12.2 million that represents a discrete event in which the full tax effects were recorded for the three and six month periods ending October 28, 2012.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
The income tax rate was increased by 67% for the establishment of a deferred tax liability for U.S. income taxes that will be paid upon repatriation of undistributed earnings from our foreign subsidiaries located in Canada and China. This 67% increase in our income tax rate is due to a change in judgment in which our prior years’ accumulated earnings and profits associated with our subsidiaries located in Canada and China are no longer considered indefinitely reinvested. Since the establishment of our deferred tax liability is a result of a change in judgment about prior years’ accumulated earnings and profits we recorded an income tax charge of $6.6 million that represents a discrete event in which the full tax effects were recorded for the three and six month periods ending October 28, 2012.

•	The income tax rate increased 4% for an increase in unrecognized tax benefits.

•
The income tax rate was reduced by 5% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

•	The income tax rate was increased by 2% for the establishment of a valuation allowance against our net deferred tax assets associated with our Culp Europe operation located in Poland.

•	The income tax rate was increased by 1.9% for stock-based compensation and other miscellaneous items.

Deferred Income Taxes

Valuation Allowance

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessment at October 27, 2013, we recorded a partial valuation allowance of $1.0 million, of which $722,000 pertained to certain U.S. state net operating loss carryforwards and credits and $315,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at October 28, 2012, we recorded a partial valuation allowance of $825,000, of which $616,000 pertained to certain U.S. state net operating loss carryforwards and credits and $209,000 pertained to loss carryforwards associated with our Culp Europe operation located in Poland. Based on our assessment at April 28, 2013, we recorded a partial valuation allowance of $963,000, of which $722,000 pertained to certain U.S. state net operating loss carryforwards and credits and $241,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at October 27, 2013, October 28, 2012, and April 28, 2013, respectively.

The recorded valuation allowance of $1.0 million at October 27, 2013, has no effect on our operations, loan covenant compliance, or the possible realization of certain U.S. state net operating loss carryforwards and credits and our loss carryforwards associated with our Culp Europe operation located in Poland. If it is determined that it is more-likely-than-not that we will realize any of these deferred tax assets, an income tax benefit will be recognized at that time.

Undistributed Earnings

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Based on our assessment of the financial requirements of our U.S. parent company and foreign subsidiaries, we determined that our undistributed earnings from our foreign subsidiaries will not be reinvested indefinitely and will be eventually distributed to our U.S. parent company. The financial requirements of the U.S. parent company have changed over the past year due to a decision to return cash to its shareholders through dividend payments and common stock repurchases. Also, in order to keep up with the growth in consumer demand for our mattress fabric products, it is our intention to continue our investment in our domestic mattress fabric operations.

We had accumulated earnings from our foreign subsidiaries totaling $57.7 million, $55.6 million, and $56.7 million at October 27, 2013, October 28, 2012, and April 28, 2013, respectively.

At October 27, 2013, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $7.1 million, which included U.S. income and foreign withholding taxes totaling $22.4 million, offset by U.S. foreign income tax credits of $15.3 million.  At October 28, 2012, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $6.6 million, which included U.S. income and foreign withholding taxes totaling $21.6 million offset by U.S. foreign income tax credits of $15.0 million. At April 28, 2013, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $7.0 million, which included U.S. income and foreign withholding taxes totaling $22.0 million, offset by U.S. foreign income tax credits of $15.0 million.

In accordance with ASC Topic 740, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not that our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

Overall

At October 27, 2013, the current deferred tax asset of $7.8 million represents $7.4 million and $386,000 from our operations located in the U.S. and China, respectively. At October 27, 2013, the non-current deferred tax asset of $661,000 pertains to our operations located in China. At October 27, 2013, the non-current deferred tax liability of $5.0 million represents $4.1 million and $945,000 from our operations located in the U.S. and Canada, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At October 28, 2012, the current deferred tax asset of $4.5 million represents $4.1 million and $369,000 from our operations located in the U.S. and China, respectively. At October 28, 2012, the non-current deferred tax asset of $4.7 million represents $3.9 million and $866,000 from our operations located in the U.S. and China, respectively. At October 28, 2012, the non-current deferred tax liability of $856,000 pertains to our operation located in Canada.

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

Uncertainty In Income Taxes

At October 27, 2013, we had $13.5 million of total gross unrecognized tax benefits, of which $4.1 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At October 28, 2012, we had $12.8 million of total gross unrecognized tax benefits, of which $4.2 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At April 28, 2013, we had $13.1 million of total gross unrecognized tax benefits, of which $4.2 million would favorably affect the income tax rate in future periods.

As of October 27, 2013, we had $13.5 million in gross unrecognized tax benefits, of which $9.4 million were classified as net non-current deferred income tax liability and $4.1 million were classified as income taxes payable –long-term in the accompanying consolidated balance sheets. As of October 28, 2012, we had $12.8 million in gross unrecognized tax benefits, of which $8.6 million were classified as net non-current deferred income tax assets and $4.2 million were classified as income taxes payable long-term in the accompanying consolidated balance sheets. As of April 28, 2013, we had $13.1 million in gross unrecognized tax benefits, of which $8.9 million were classified as net non-current deferred income tax liability and $4.2 million were classified as income taxes payable – long-term in the accompanying consolidated balance sheets.

We estimate that the amount of gross unrecognized tax benefits will increase by approximately $848,000 for fiscal 2014. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

15.  Statutory Reserves

Our subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of October 27, 2013, the company’s statutory surplus reserve was $4.3 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our subsidiaries located in China can transfer funds to the parent company with the exception of the statutory surplus reserve of $4.3 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

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

In the first quarter of fiscal 2014, the parties to this lawsuit reached a tentative settlement of all matters, which would involve the company contributing cash to a global settlement fund. Consequently, we recorded a charge of $206,000 for this tentative settlement. This charge was recorded in other expense in the Consolidated Statement of Net Income for the six month period ending October 27, 2013. The corresponding liability was recorded in accrued expenses in the Consolidated Balance Sheet dated October 27, 2013. As of the date of this report, the settlement remains subject to final agreement by the parties, as well as governmental review procedures and approval by the court.

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

Purchase Commitments

At October 27, 2013, October 28, 2012, and April 28, 2013, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $1.6 million, $1.4 million, and $170,000, respectively.

17.  Common Stock Repurchase Program

On August 29, 2012, we announced that our board of directors authorized us to acquire up to $2.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The amount of shares purchased and the timing of such purchases will be based on working capital requirements, market and general business conditions, and other factors including alternative investment opportunities.

As of October 27, 2013, there have been no repurchases of common stock on the $2.0 million limit that was authorized on August 29, 2012.

18.  Dividend Program

On June 12, 2013, we announced that our board of directors approved a 33% increase in payment of a quarterly cash dividend from $0.03 to $0.04 per share, commencing in the first quarter of fiscal 2014. On November 25, 2013, we announced that our board of directors approved a 25% increase in payment of a quarterly cash dividend from $0.04 to $0.05 per share, commencing in the third quarter of fiscal 2014. The third quarter dividend payment will be paid on January 20, 2014, to shareholders of record as of the close of business on January 6, 2014.

During the first half of fiscal 2014, dividend payments totaled $979,000 compared with $747,000 during the first half of fiscal 2013.

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

Overview

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The six months ended October 27, 2013, and October 28, 2012, represent 26 week periods, respectively. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources and sells fabrics to bedding manufacturers. The upholstery fabrics segment sources, manufactures and sells fabrics primarily to residential furniture manufacturers.

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

Net Sales

We reported net sales of $70.6 million for the second quarter of fiscal 2014, an increase of 8% compared with $65.6 million for the same quarter last year. Net sales were $140.7 million for the first six months of fiscal 2014, an increase of 4% compared with $134.7 million for the same period last year. Our higher sales reflect the favorable customer response to our designs and wide range of products. Product innovation and creativity are our top strategic priorities, which has allowed us to develop new products and meet the changing style demands of our customers. As a result, an increasing percentage of our net sales are coming from recent product introductions.

Income Before Income Taxes

We reported income before income taxes of $4.8 million in the second quarter of fiscal 2014, an increase of 6% compared with $4.5 million for the same quarter last year. We reported income before income taxes of $10.3 million for the first six months of fiscal 2014, an increase of 5% compared with $9.9 million for the same period a year ago. These results reflect the increase in net sales noted above, partially offset by the continued transistion costs associated with our new mattress cover operation and the decline in our gross profit in connection with our U.S. upholstery fabric operation. Also, the results of the first six months of fiscal 2014 include a charge of $206,000 that was recorded in the first quarter, for the tentative settlement of ongoing litigation relating to environmental claims associated with a closed facility and the effects of fluctuations in foreign currency exchange rates of our subsidiaries domiciled in China.

Although selling, general, and administrative expenses (SG&A) were flat in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013, SG&A in the first six months of fiscal 2014 decreased 4% compared to the first six months of fiscal 2013. SG&A decreased primarily due to lower unallocated corporate incentive compensation accruals as financial results that were not as high in relation to pre-established performance targets set at more challenging levels than the prior year.

SG&A is not expected to decline in the last six months of fiscal 2014 compared to the last six months of fiscal 2013, as a larger portion of incentive compensation is expected to be incurred in the last six months of fiscal 2014, whereas most of the incentive compensation was incurred during the first six months of fiscal 2013.

Net Income and Income Taxes

We reported net income of $3.1 million, or $0.25 per diluted share, in the second quarter of fiscal 2014, compared with $8.3 million, or $0.67 per diluted share, in the second quarter of fiscal 2013. Net income for the second quarter of fiscal 2014 included income tax expense of $1.7 million, or 35.7% of income before income taxes, compared with an income tax benefit of $3.7 million, or 82.4% of income before income taxes, for the second quarter of fiscal 2013.

We reported net income of $6.3 million, or $0.51 per diluted share in the first six months of fiscal 2014 compared with $11.8 million, or $0.94 per diluted share in the first six months of fiscal 2013. Net income for the first six months of fiscal 2014 included income tax expense of $4.0 million, or 38.9% of income before income taxes, compared with an income tax benefit of $1.9 million, or 19.1% of income before income taxes, for the first six months of fiscal 2013. The income tax benefits of $3.7 million and $1.9 million for the second quarter and first six months of fiscal 2013 include a $12.2 million income tax benefit recorded during the second quarter to reverse primarily all of the valuation allowance against our U.S. net deferred tax assets, offset by an income tax charge of $6.6 million during the second quarter to record the U.S. income tax effects of the undistributed earnings from our foreign subsidiaries located in Canada and China.

Liquidity

At October 27, 2013, our cash and cash equivalents and short-term investments totaled $30.5 million and exceeded our total debt (current maturities of long-term debt, long-term debt, and line of credit) of $5.0 million. In August of 2013, we paid our required annual principal payment of $2.2 million associated with our unsecured senior term notes. We have two remaining annual $2.2 million principal payments due August 2014 and 2015.

Our cash and cash equivalents and short-term investments increased from $28.8 million at April 28, 2013, despite spending $2.6 million on an asset purchase and consulting agreement associated with our mattress fabrics segment, $1.9 million on capital expenditures, $2.2 million on our annual principal payment noted above, and $979,000 on dividend payments. This spending was funded by our net cash provided by operating activities of $9.4 million

Dividend Program

On June 12, 2013, we announced that our board of directors approved a 33% increase in payment of a quarterly cash dividend from $0.03 to $0.04 per share, commencing in the first quarter of fiscal 2014. On November 25, 2013, we announced that our board of directors approved a 25% increase in payment of a quarterly cash dividend from $0.04 to $0.05 per share, commencing in the third quarter of fiscal 2014. The third quarter dividend payment will be paid on January 20, 2014, to shareholders of record as of the close of business on January 6, 2014.

During the first six months of fiscal 2014, dividend payments totaled $979,000 compared with $747,000 during the first six months of fiscal 2013.

Segment Analysis

The following tables set forth the company’s statement of operations by segment for the three and six months ended October 27, 2013, and October 28, 2012.

CULP, INC.
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE THREE MONTHS ENDED OCTOBER 27, 2013 AND OCTOBER 28, 2012
(Unaudited)

(Amounts in thousands)

	THREE MONTHS ENDED

	Amounts			Percent of Total Sales
	October 27,	October 28,	% Over	October 27,	October 28,
Net Sales by Segment	2013	2012	(Under)	2013	2012

Mattress Fabrics	$40,331	39,697	1.6%	57.1%	60.6%
Upholstery Fabrics	30,258	25,863	17.0%	42.9%	39.4%

Net Sales	$70,589	65,560	7.7%	100.0%	100.0%

Gross Profit by Segment				Gross Profit Margin

Mattress Fabrics	$7,322	7,539	(2.9)%	18.2%	19.0%
Upholstery Fabrics	4,913	4,338	13.3%	16.2%	16.8%
Gross Profit	$12,235	11,877	3.0%	17.3%	18.1%

Selling, General and Administrative Expenses by Segment				Percent of Sales

Mattress Fabrics	$2,620	2,424	8.1%	6.5%	6.1%
Upholstery Fabrics	3,170	3,157	0.4%	10.5%	12.2%
Unallocated Corporate expenses	1,410	1,628	(13.4)%	2.0%	2.5%
Selling, General and Administrative Expenses	$7,200	7,209	(0.1)%	10.2%	11.0%

Operating Income (loss) by Segment				Operating Income (Loss) Margin

Mattress Fabrics	$4,702	5,115	(8.1)%	11.7%	12.9%
Upholstery Fabrics	1,743	1,181	47.6%	5.8%	4.6%
Unallocated corporate expenses	(1,410)	(1,628)	(13.4)%	(2.0)%	(2.5)%
Operating income	$5,035	4,668	7.9%	7.1%	7.1%

Depreciation by Segment

Mattress Fabrics	$1,181	1,127	4.8%
Upholstery Fabrics	150	158	(5.1)%
Depreciation	$1,331	1,285	3.6%

CULP, INC. FINANCIAL INFORMATION RELEASE
STATEMENTS OF OPERATIONS BY SEGMENT
FOR THE SIX MONTHS ENDED OCTOBER 27, 2013 AND OCTOBER 28, 2012
(Unaudited)

(Amounts in thousands)

	SIX MONTHS ENDED

	Amounts			Percent of Total Sales
	October 27,	October 28,	% Over	October 27,	October 28,
Net Sales by Segment	2013	2012	(Under)	2013	2012

Mattress Fabrics	$78,494	77,662	1.1%	55.8%	57.6%
Upholstery Fabrics	62,236	57,082	9.0%	44.2%	42.4%

Net Sales	$140,730	134,744	4.4%	100.0%	100.0%

Gross Profit by Segment				Gross Profit Margin

Mattress Fabrics	$14,713	15,161	(3.0)%	18.7%	19.5%
Upholstery Fabrics	10,595	9,837	7.7%	17.0%	17.2%
Gross Profit	$25,308	24,998	1.2%	18.0%	18.6%

Selling, General and Administrative Expenses by Segment				Percent of Sales

Mattress Fabrics	$4,994	4,814	3.7%	6.4%	6.2%
Upholstery Fabrics	6,436	6,498	(1.0)%	10.3%	11.4%
Unallocated Corporate expenses	2,869	3,538	(18.9)%	2.0%	2.6%
Selling, General, and Administrative Expenses	$14,299	14,850	(3.7)%	10.2%	11.0%

Operating Income (loss) by Segment				Operating Income (Loss) Margin

Mattress Fabrics	$9,719	10,347	(6.1)%	12.4%	13.3%
Upholstery Fabrics	4,159	3,339	24.6%	6.7%	5.8%
Unallocated corporate expenses	(2,869)	(3,538)	(18.9)%	(2.0)%	(2.6)%
Operating income	$11,009	10,148	8.5%	7.8%	7.5%

Depreciation by Segment

Mattress Fabrics	$2,331	2,219	5.0%
Upholstery Fabrics	305	320	(4.7)%
Depreciation	$2,636	2,539	3.8%

Three and Six months ended October 27, 2013 compared with the Three and Six Months ended October 28, 2012

Mattress Fabrics Segment

Net Sales

Mattress fabrics sales for the second quarter of fiscal 2014 (which include both fabric and mattress covers) were $40.3 million, an increase of 2% compared with $39.7 million for the second quarter of fiscal 2013. Net sales were $78.5 million for the first six months of fiscal 2014, up slightly from $77.7 million for the first six months of fiscal 2013.  Our net sales for the second quarter and the first six months of fiscal 2014 were in line with our expectations and industry demand that has been more challenging than we experienced in the same periods last year.

We believe  these sales results reflect our ability to capitalize on the growing consumer demand for better designed bedding products. The mattress industry has continued to evolve into a much more decorative business, with customers being more selective in their fabric choices. In response to this demand trend, we have increased our design staff, as well as expanded our design capabilities and technical expertise, to develop a wide range of fabric choices across all price points. Additionally, we have a scalable manufacturing platform and reactive capacity that supports our ability to deliver a diverse product mix in line with customer demand.

Gross Profit and Operating Income

For the second quarter of fiscal 2014, the mattress fabrics segment reported a gross profit of $7.3 million, or 18.2% of net sales, compared with $7.5 million, or 19.0% of net sales, for the second quarter of fiscal 2013. The mattress fabric segment reported a gross profit of $14.7 million, or 18.7% of net sales for the first six months of fiscal 2014, compared with $15.2 million, or 19.5% of net sales, for the first six months of fiscal 2013.

Operating income for the second quarter was $4.7 million, or 11.7% of net sales, compared with $5.1 million, or 12.9% of net sales for the first quarter of fiscal 2013. Operating income for the first six months of fiscal 2014 was $9.7 million, or 12.4% of net sales, compared with $10.3 million, or 13.3% of net sales for the first six months of fiscal 2013.

Our operating results for the second quarter and the first six months of fiscal 2014 were affected by the continued transition costs associated with our new mattress cover operation.

Selling, General and Administrative Expenses

SG&A for the second quarter of fiscal 2014 was $2.6 million, or 6.5% of net sales, compared with $2.4 million, or 6.1% of net sales, for the second quarter of fiscal 2013. SG&A for the first six months of fiscal 2014 was $5.0 million, or 6.4% of net sales, compared with $4.8 million, or 6.2% of net sales for the first six months of fiscal 2013. The increase in SG&A for the second quarter and the first six months of fiscal 2014 is primarily due to the continued transistion costs associated with our new mattress cover operation and increased design and product development costs in response to the customer demand trends noted above.

Culp-Lava Applied Sewn Solutions (CLASS)

During the first six months of fiscal 2014, we continued to make progress with CLASS, our recent business venture established to produce and market mattress covers. We are pleased with the increased sales contribution from this product line and are continuing to focus on our operating efficiencies through this transition period. With most of the training and development work behind us, we are beginning to realize improved productivity. We plan to gradually add capacity for CLASS to enable us to react to the seasonality of the mattress industry.

Bodet & Horst

On May 8, 2013, we entered into an asset purchase and consulting agreement with Bodet & Horst GMBH & Co. KG and certain affiliates (“Bodet & Horst”) that provides for, among other things, the purchase of equipment and certain other assets from Bodet & Horst and the restructuring of existing consulting and non-compete agreements pursuant to an earlier asset purchase and consulting agreement with Bodet & Horst dated August 11, 2008. This agreement was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. We agreed with Bodet & Horst to replace the prior non-compete agreement that prevented us from selling certain mattress fabrics and products to a leading manufacturer, which now allows us to make such sales. In addition, the prior consulting and non-compete agreement, under which Bodet & Horst agreed not to sell most mattress fabrics in North America, was replaced, expanded, and extended pursuant to the new asset purchase and consulting agreement. The purchase price for the equipment and the other certain assets was $2.6 million in cash.

Segment assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, goodwill, a non-compete agreement and customer relationships associated with an acquisition.

As of October 27, 2013, accounts receivable and inventory totaled $37.3 million compared with $33.3 million at April 28, 2013. This increase is primarily due to the increase in this segment’s inventory that reflects current and expected demand trends as of the end of the second quarter of fiscal 2014 compared with the fourth quarter of fiscal 2013, as well as the increased sales contribution from CLASS.

As of October 27, 2013, property, plant, and equipment totaled $28.3 compared with $28.6 million at April 28, 2013. The $28.3 million at October 27, 2013, represents property, plant, and equipment of $20.5 million and $7.8 million located in the U.S. and Canada, respectively. The $28.6 million at April 28, 2013 represents property, plant, and equipment of $20.4 million and $8.2 million located in the U.S. and Canada, respectively. The change in this segment’s property, plant, and equipment balance is due to depreciation expense of $2.3 million, offset by capital spending of $1.2 million and $890,000 in equipment acquired from the Bodet & Horst asset purchase agreement.

As of October 27, 2013 and April 28, 2013, the carrying value of the segment’s goodwill was $11.5 million.

As of October 27, 2013, and April 28, 2013, the carrying value of the non-compete agreement was $1.1 million and $185,000, respectively. As of October 27, 2013, the carrying value of the customer relationships was $842,000. The increases in carrying values at October 27, 2013 are a result of the asset purchase agreement with Bodet & Horst, effective May 8, 2013.

Upholstery Fabrics Segment

Net Sales

Overall

Upholstery fabric net sales (which include both fabric and cut and sewn kits) for the second quarter of fiscal 2014 were $30.3 million, a 17% increase compared with $25.9 million in the second quarter of fiscal 2013. Upholstery fabric net sales for the first six months of fiscal 2014 were $62.2 million, a 9% increase compared with $57.1 million for the first six months fiscal 2013.

Our net sales for the second quarter and first six months of fiscal 2014 were better than expected, reflecting the continued favorable response from key customers to our innovative designs and new product introductions. Product innovation and creativity are our top strategic priorities and have allowed us to develop a diverse product mix of fabric styles and price points.

Non U.S. Produced

Net sales of our China produced fabrics continued to be the primarily catalyst of our sales growth in the second quarter and first six months of fiscal 2014. Net sales of non-U.S. produced upholstery fabrics were $27.5 million for the second quarter of fiscal 2014, an increase of 22% compared with $22.6 million for the second quarter of fiscal 2013. Net sales of upholstery fabrics produced outside our U.S. manufacturing operations were $57.5 million for the first six months of fiscal 2014, an increase of 15% compared with $50.2 million for the first six months of fiscal 2013. Net sales of upholstery fabrics produced outside our U.S. manufacturing operations accounted for 91% of total upholstery fabric net sales during the second quarter of fiscal 2014 compared with 88% during the second quarter of fiscal 2013. Net sales of upholstery fabrics produced outside our U.S. manufacturing operations accounted for 92% of total upholstery fabric net sales during the first six months of fiscal 2014 compared with 88% during the first six months of fiscal 2013.

U.S. Produced

Net sales of upholstery fabrics produced by our U.S. manufacturing operations were $2.7 million in the second quarter of fiscal 2014, a decrease of 16% compared with $3.2 million in the second quarter of fiscal 2013. Net sales of U.S. produced upholstery fabrics were $4.7 million for the first six months of fiscal 2014, a decrease of 31% compared with $6.9 million for the first six months of fiscal 2013.

Although our net sales of upholstery fabrics produced by our U.S. manufacturing facility significantly decreased in the second quarter of fiscal 2014, our U.S. upholstery fabric operation remained profitable with a gross profit of $195,000 compared with $458,000 for the second quarter of fiscal 2013. Our U.S. upholstery fabric operation reported a gross profit of $304,000 during the first six months of fiscal 2014 compared with $895,000 for the first six months of fiscal 2013. This continued profitability reflects our ability to manage our production costs and align them with current and expected demand trends.

Gross Profit and Operating Income

The upholstery fabrics segment reported a gross profit of $4.9 million, or 16.2% of net sales, in the second quarter of fiscal 2014 compared with $4.3 million, or 16.8% of net sales, in the second quarter of fiscal 2013. Gross profit was of $10.6 million, or 17.0% of net sales for the first six months of fiscal 2014, compared with $9.8 million, or 17.2% of net sales, for the first six months of fiscal 2013.

Operating income for the second quarter was $1.7 million, or 5.8% of net sales, compared with $1.2 million, or 4.6% of net sales, for the second quarter of fiscal 2013. Operating income for the first six months of fiscal 2014 was $4.2 million, or 6.7% of net sales, compared with $3.3 million, or 5.8% of net sales for the first six months of fiscal 2013.

During the second quarter and the first six months of fiscal 2014, our upholstery fabric segment’s gross profit increased, but as a percent of net sales, our gross margin decreased compared to the same periods a year ago. These trends primarily reflect our increase in net sales that was partially offset by the decline in gross profit associated with our U.S. upholstery fabric operation.

During the second quarter and the first six months of fiscal 2014, our upholstery fabric segment’s operating income and operating margins increased compared to the same periods a year ago. These trends reflect the increase in net sales, coupled with stable SG&A expenses compared to prior periods, that were partially offset by the gross profit decline associated with our U.S. upholstery fabric operation.

Selling, General and Administrative Expenses

SG&A for the second quarter of fiscal 2014 was $3.2 million, or 10.5% of net sales, compared with $3.2 million, or 12.2% of net sales, for the second quarter of fiscal 2013. SG&A for the first six months of fiscal 2014 was $6.4 million, or 10.3% of net sales, compared with $6.5 million, or 11.4% of net sales, for the first six months of fiscal 2013. The decrease in SG&A as a percentage of net sales for the second quarter and the first six months of fiscal 2014 is primarily due to higher net sales as noted above.

Culp Europe

Although currently an immaterial part of our business, we are continuing our efforts to develop our Culp Europe operation located in Poland. We have had steady progress and remain optimistic about the future opportunities for Culp Europe to support our global sales efforts.

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant, and equipment.  As of October 27, 2013, accounts receivable and inventory totaled $32.4 million compared to $28.5 million at April 28, 2013. This increase in accounts receivable and inventory reflect this segment’s increased business volume in fiscal 2014 compared to fiscal 2013.

As of October 27, 2013, property, plant and equipment totaled $1.6 million compared with $1.2 million at April 28, 2013. The $1.6 million at October 27, 2013, represents property, plant, and equipment located in the U.S. of $1.1 million, located in China of $464,000, and located in Poland of $49,000. The $1.2 million at April 28, 2013, represents property, plant, and equipment located in the U.S. of $908,000, located in China of $265,000, and located in Poland of $57,000. The change in this segment’s property, plant, and equipment balance is primarily due to capital expenditures of $521,000, offset by depreciation expense of $305,000.

Other Income Statement Categories

Selling, General and Administrative Expenses

SG&A expenses for the company as a whole were $7.2 million for the second quarter of fiscal 2014 and 2013, respectively. As a percent of net sales, SG&A expenses were 10.2% in the second quarter of fiscal 2014 compared with 11% in the second quarter of fiscal 2013. SG&A expenses for the company as a whole were $14.3 million for the first six months of fiscal 2014, a decrease of 4% compared with $14.9 million for the first six months of fiscal 2013. As a percent of net sales, SG&A expenses were 10.2% in the first six months of fiscal 2014 compared with 11% in the first six months of fiscal 2013.

Although, selling, general, and administrative expenses (SG&A) were flat in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013, SG&A in the first six months of fiscal 2014 decreased 4% compared to the first six months of fiscal 2013. SG&A decreased primarily due to lower unallocated corporate incentive compensation accruals, reflecting financial results that were not as high in relation to pre-established performance targets set at more challenging levels than the prior year.

SG&A is not expected to decline in the last six months of fiscal 2014 compared to the last six months of fiscal 2013, as a larger portion of incentive compensation is expected to be incurred in the last six months of fiscal 2014, whereas most of the incentive compensation was incurred during the first six months of fiscal 2013.

Interest Expense

Interest expense for the second quarter of fiscal 2014 was $99,000 compared to $156,000 for the second quarter of fiscal 2013. Interest expense for the first six months of fiscal 2014 was $239,000 compared to $346,000 for the first six months of fiscal 2013. This trend reflects lower outstanding balances of long-term debt.

Interest Income

Interest income was $102,000 for the second quarter of fiscal 2014 compared to $96,000 for the second quarter of fiscal 2013. This slight increase is due to higher cash and cash equivalent and short-term investment balances held during the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013.

Interest income was $195,000 for the first six months of fiscal 2014 compared to $222,000 for the first six months of fiscal 2013.This decrease reflects lower cash and cash equivalents and short-term investment balances held by our foreign subsidiaries during the first six months of fiscal 2014 compared with the first six months of fiscal 2013. Cash and cash equivalents and short-term investment balances held by our foreign subsidiaries have higher interest rates as compared to our cash and cash equivalents and short-term investment balances held in the United States.

Other Expense

Other expense for the second quarter of fiscal 2014 was $224,000 compared with $76,000 during the second quarter of fiscal 2013. This change primarily reflects fluctuations in the foreign currency exchange rates of our subsidiaries domiciled in China. We have been able to mitigate the effects of foreign exchange rate fluctuations associated with our subsidiaries domiciled in Canada and Poland through maintenance of a natural hedge by keeping a balance of assets and liabilities denominated in foreign currencies other than the U.S. dollar. Although we will continue to try and maintain this natural hedge, there is no assurance that we will be able to continue to do so in the future reporting periods.

Other expense for the first six months of fiscal 2014 was $616,000 compared with other expense of $121,000 for the first six months of fiscal 2013. This increase primarily reflects a charge of $206,000 for the tentative settlement of ongoing litigation relating to environmental claims associated with a closed facility and fluctuations in the foreign exchange rate for our subsidiaries domiciled in China.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $4.0 million, or 38.9% of income before income tax expense, for the six month period ended October 27, 2013, compared to an income tax benefit of $1.9 million, or 19.1% of income before income tax expense, for the six month period ended October 28, 2012. Our effective income tax rates for the six month periods ended October 27, 2013 and October 28, 2012 were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The income tax expense for the six month period ended October 27, 2013 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•
The income tax rate increased 3% for adjustments primarily made to our state of North Carolina loss carryforwards for the decrease in future North Carolina corporate income tax rates commencing in fiscal 2015 and beyond. These adjustments totaled $273,000 and represented a discrete event in which the full tax effects were recorded in the six month period ending October 27, 2013.

•
The income tax rate decreased by 6% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

•	The income tax rate increased by 4% for an increase in unrecognized tax benefits.

•	The income tax rate increased by 3.9% for stock-based compensation and other miscellaneous items.

The income tax expense for the six month period ended October 28, 2012 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•
The income tax rate was reduced by 123% for a reduction in our valuation allowance associated with our U.S. net deferred tax assets. This 123% reduction in our income tax rate is due to a change in judgment about the realization of our U.S. net deferred income tax assets in future years. Since the realization of our U.S. net deferred income tax assets is a result of a change in judgment about future years we recorded an income tax benefit of $12.2 million that represents a discrete event in which the full tax effects were recorded for the three and six month periods ending October 28, 2012.

•
The income tax rate was increased by 67% for the establishment of a deferred tax liability for U.S. income taxes that will be paid upon repatriation of undistributed earnings from our foreign subsidiaries located in Canada and China. This 67% increase in our income tax rate is due to a change in judgment in which our prior years’ accumulated earnings and profits associated with our subsidiaries located in Canada and China are no longer considered indefinitely reinvested. Since the establishment of our deferred tax liability is a result of a change in judgment about prior years’ accumulated earnings and profits we recorded an income tax charge of $6.6 million that represents a discrete event in which the full tax effects were recorded for the three and six month periods ending October 28, 2012.

•	The income tax rate increased 4% for an increase in unrecognized tax benefits.

•
The income tax rate was reduced by 5% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

•	The income tax rate was increased by 2% for the establishment of a valuation allowance against our net deferred tax assets associated with our Culp Europe operation located in Poland.

•	The income tax rate was increased by 1.9% for stock-based compensation and other miscellaneous items.

Deferred Income Taxes

Valuation Allowance

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessment at October 27, 2013, we recorded a partial valuation allowance of $1.0 million, of which $722,000 pertained to certain U.S. state net operating loss carryforwards and credits and $315,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at October 28, 2012, we recorded a partial valuation allowance of $825,000, of which $616,000 pertained to certain U.S. state net operating loss carryforwards and credits and $209,000 pertained to loss carryforwards associated with our Culp Europe operation located in Poland. Based on our assessment at April 28, 2013, we recorded a partial valuation allowance of $963,000, of which $722,000 pertained to certain U.S. state net operating loss carryforwards and credits and $241,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at October 27, 2013, October 28, 2012, and April 28, 2013, respectively.

The recorded valuation allowance of $1.0 million at October 27, 2013, has no effect on our operations, loan covenant compliance, or the possible realization of certain U.S. state net operating loss carryforwards and credits and our loss carryforwards associated with our Culp Europe operation located in Poland. If it is determined that it is more-likely-than-not that we will realize any of these deferred tax assets, an income tax benefit will be recognized at that time.

Undistributed Earnings

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Based on our assessment of the financial requirements of our U.S. parent company and foreign subsidiaries, we determined that our undistributed earnings from our foreign subsidiaries will not be reinvested indefinitely and will be eventually distributed to our U.S. parent company. The financial requirements of the U.S. parent company have changed over the past year due to a decision to return cash to its shareholders through dividend payments and common stock repurchases. Also, in order to keep up with the growth in consumer demand for our mattress fabric products, it is our intention to continue our investment in our domestic mattress fabric operations.

We had accumulated earnings from our foreign subsidiaries totaling $57.7 million, $55.6 million, and $56.7 million at October 27, 2013, October 28, 2012, and April 28, 2013, respectively.

At October 27, 2013, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $7.1 million, which included U.S. income and foreign withholding taxes totaling $22.4 million, offset by U.S. foreign income tax credits of $15.3 million.  At October 28, 2012, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $6.6 million, which included U.S. income and foreign withholding taxes totaling $21.6 million offset by U.S. foreign income tax credits of $15.0 million. At April 28, 2013, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $7.0 million, which included U.S. income and foreign withholding taxes totaling $22.0 million, offset by U.S. foreign income tax credits of $15.0 million.

In accordance with ASC Topic 740, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not that our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

Overall

At October 27, 2013, the current deferred tax asset of $7.8 million represents $7.4 million and $386,000 from our operations located in the U.S. and China, respectively. At October 27, 2013, the non-current deferred tax asset of $661,000 pertains to our operations located in China. At October 27, 2013, the non-current deferred tax liability of $5.0 million represents $4.1 million and $945,000 from our operations located in the U.S. and Canada, respectively.

At October 28, 2012, the current deferred tax asset of $4.5 million represents $4.1 million and $369,000 from our operations located in the U.S. and China, respectively. At October 28, 2012, the non-current deferred tax asset of $4.7 million represents $3.9 million and $866,000 from our operations located in the U.S. and China, respectively. At October 28, 2012, the non-current deferred tax liability of $856,000 pertains to our operation located in Canada.

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

Uncertainty In Income Taxes

At October 27, 2013, we had $13.5 million of total gross unrecognized tax benefits, of which $4.1 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At October 28, 2012, we had $12.8 million of total gross unrecognized tax benefits, of which $4.2 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At April 28, 2013, we had $13.1 million of total gross unrecognized tax benefits, of which $4.2 million would favorably affect the income tax rate in future periods.

As of October 27, 2013, we had $13.5 million in gross unrecognized tax benefits, of which $9.4 million were classified as net non-current deferred income tax liability and $4.1 million were classified as income taxes payable –long-term in the accompanying consolidated balance sheets. As of October 28, 2012, we had $12.8 million in gross unrecognized tax benefits, of which $8.6 million were classified as net non-current deferred income tax assets and $4.2 million were classified as income taxes payable long-term in the accompanying consolidated balance sheets. As of April 28, 2013, we had $13.1 million in gross unrecognized tax benefits, of which $8.9 million were classified as net non-current deferred income tax liability and $4.2 million were classified as income taxes payable – long-term in the accompanying consolidated balance sheets.

We estimate that the amount of gross unrecognized tax benefits will increase by approximately $848,000 for fiscal 2014. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

Income Taxes Paid

Although we reported income tax expense of $4.0 million for the first half of fiscal 2014 and an income tax benefit of $1.9 million for the first half of fiscal 2013, we are currently just paying income taxes associated with our subsidiaries located in China and Canada. As a result, we had income tax payments of $1.5 million and $1.6 million for the first half of fiscal 2014 and 2013, respectively.

Liquidity and Capital Resources

Liquidity

Our sources of liquidity include cash and cash equivalents, short-term investments, cash flow from operations, and amounts available under our unsecured revolving credit lines. These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our present cash and cash equivalents and short-term investment balance of $30.5 million at October 27, 2013, cash flow from operations, and current availability under our unsecured revolving credit lines will be sufficient to fund our business needs and fiscal 2014 contractual obligations.

At October 27, 2013, our cash and cash equivalents and short-term investments totaled $30.5 million, exceeded our total debt (current maturities of long-term debt, long-term debt, and line of credit) of $5.0 million. In August of 2013, we paid our required annual principal payment of $2.2 million associated with our unsecured senior term notes. We have two remaining annual $2.2 million payments due August 2014 and 2015.

Our cash and cash equivalents and short-term investments increased from $28.8 million at April 28, 2013, despite spending $2.6 million on an asset purchase and consulting agreement associated with our mattress fabrics segment, $1.9 million on capital expenditures, $2.2 million on our annual principal payment noted above, and $979,000 on dividend payments. This spending was funded by our net cash provided by operating activities of $9.4 million

As a result of our increased liquidity, we have made the decision to return more funds to our shareholders. On June 12, 2013, we announced that our board of directors approved a 33% increase in payment of a quarterly cash dividend from $0.03 to $0.04 per share, commencing in the first quarter of fiscal 2014. On November 25, 2013, we announced that our board of directors approved a 25% increase in payment of a quarterly cash dividend from $0.04 to $0.05 per share, commencing in the third quarter of fiscal 2014. The third quarter dividend payment will be paid on January 20, 2014, to shareholders of record as of the close of business on January 6, 2014.

During the first six months of fiscal 2014, dividend payments totaled $979,000 compared with $747,000 during the first six months of fiscal 2013.

Our cash and cash equivalents and short-term investment balance may be adversely affected by factors beyond our control, such as weakening industry demand and delays in receipt of payment on accounts receivable.

Working Capital

Accounts receivable at October 27, 2013, were $24.9 million, an increase of $4.3 million or 21% compared with $20.7 million at October 28, 2012. This increase in accounts receivable is due to an increase in net sales of 8% in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. Additionally, our days’ sales outstanding increased from 29 days during the second quarter of fiscal 2013 to 32 days during the second quarter of fiscal 2014. The increase in days’ sales outstanding is primarily due to fewer customers associated with our mattress fabrics segment taking advantage of sales discounts in the second quarter of 2014 as compared with the second quarter of fiscal 2013.

Inventories as of October 27, 2013 were $44.9 million, an increase of $6.6 million, or 17%, compared with $38.3 million at October 28, 2012. This increase primarily reflects increased business volume in fiscal 2014 compared to fiscal 2013, expected demand trends in the third quarter of fiscal 2014, and the increased sales contribution from CLASS. Inventory turns for the second quarter of fiscal 2014 were 5.4 compared with 5.5 for the second quarter of fiscal 2013.

Accounts payable-trade as of October 27, 2013, was $28.5 million, an increase of $5.3 million, or 23% compared with $23.2 million at October 28, 2012. This increase primarily reflects the increased inventory purchases noted above.

Operating working capital (comprised of accounts receivable and inventories, less accounts payable-trade and capital expenditures) was $41.2 million at October 27, 2013 compared with $35.6 million at October 28, 2012. Working capital turnover was 7.1 and 8.3 during the quarters ended October 27, 2013, and October 28, 2012, respectively.

Financing Arrangements

Unsecured Term Notes

We entered into a note agreement dated August 11, 2008 that provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The remaining principal payments are payable over an average term 1.8 years through August 11, 2015. Any principal pre-payments would be assessed a penalty as defined in the agreement. The agreement contains customary financial and other covenants as defined in the agreement.

Revolving Credit Agreement – United States

At April 28, 2013, we had an unsecured Amended and Restated Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) that provided for a revolving loan commitment of $7.6 million that was due to expire on August 25, 2013. This agreement provided for a pricing matrix to determine the interest rate payable on loans made under this agreement.

Effective August 13, 2013, we entered into a Credit Agreement (“Credit Agreement”) with Wells Fargo that replaced the agreement noted above. This Credit Agreement contains terms and covenants similar to the previous agreement and extends the term of the credit facility through August 31, 2015. Interest is charged at a rate equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement (applicable interest rate of 1.77% at October 27, 2013).

This Credit Agreement provides for an unsecured revolving loan commitment of $10.0 million to be used to finance working capital and for general corporate purposes. The amount of borrowings that are outstanding under the revolving credit agreement with Culp Europe noted below decrease the $10.0 million available under this Credit Agreement.

At October 27, 2013, and April 28, 2013, there was a $195,000 outstanding letter of credit (all of which related to workers compensation) provided by the Credit Agreement. At October 28, 2012, there were no outstanding letters of credit. There were no borrowings outstanding under the agreement at October 27, 2013, October 28, 2012, and April 28, 2013.

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit of up to 40 million RMB (approximately $6.6 million USD at October 27, 2013), expiring on June 8, 2014. This agreement has an interest rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of October 27, 2013, October 28, 2012, and April 28, 2013.

Revolving Credit Agreement – Europe

Prior to August 13, 2013, we had an unsecured credit agreement associated with our operations in Poland that provided for a line of credit of up to 6.8 million Polish Zloty (approximately $2.2 million USD). This agreement bears interest at WIBOR (Warsaw Interbank Offered Rate) plus 2% (applicable interest rate of 4.5% at October 27, 2013). There were $585,000 and $561,000 (1.8 million Polish Zloty) in borrowings outstanding under this agreement at October 27, 2013 and April 28, 2013, respectively. There were $875,000 (2.8 million Polish Zloty) in borrowings outstanding under this agreement at October 28, 2012.

In connection with the Credit Agreement effective August 13, 2013 noted above, the outstanding borrowings, totaling $585,000 at October 27, 2013, are due on August 31, 2015 and decrease the $10.0 million available under the Credit Agreement.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At October 27, 2013, the company was in compliance with these financial covenants.

At October 27, 2013, the principal payment requirements of long-term debt during the next two years are: Year 1 – $2.2 million; and Year 2 - $2.2 million.

Capital Expenditures and Depreciation

Capital expenditures on a cash basis were $1.9 million for the six months ended October 27, 2013 and October 28, 2012, respectively. In addition, we acquired equipment for our mattress fabrics segment totaling $890,000 in connection with the May 2013 Bodet & Horst asset purchase agreement. Capital expenditures, including the assets purchased in connection with the Bodet & Host asset purchase agreement, for the six months ended October 27, 2013 and October 28, 2012, mostly related to our mattress fabrics segment. Depreciation expense was $2.6 million and $2.5 million for the six months ended October 27, 2013 and October 28, 2012, respectively. Depreciation expense for the six months ended October 27, 2013 and October 28, 2012, primarily related to the mattress fabrics segment.

For fiscal 2014, we currently expect cash capital expenditures to be approximately $5.1 million (includes the equipment purchased in connection with the Bodet & Horst asset purchase agreement totaling $890,000) compared with $4.4 million in fiscal 2013 and $5.9 million in fiscal 2012. Planned capital expenditures for fiscal 2014 primarily relate to the mattress fabrics segment. For fiscal 2014, depreciation expense is projected to be $5.5 million, which primarily relates to the mattress fabrics segment. These are management’s current expectations only, and changes in our business needs could cause changes in plans for capital expenditures and expectations for related depreciation expense.

Critical Accounting Policies and Recent Accounting Developments

As of October 27, 2013, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended April 28, 2013.

Refer to Note 2 located in the notes to the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended April 28, 2013.

Contractual Obligations

As of October 27, 2013, there were no significant or new contractual obligations from those reported in our annual report on Form 10-K for the year ended April 28, 2013, with the exception of open purchase commitments to acquire equipment with regard to the mattress fabrics segment totaling $1.6 million at October 27, 2013, compared with $170,000 at April 28, 2013.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our revolving credit lines. Our U.S. revolving credit agreement bears interest at a rate equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. At October 27, 2013, there were no borrowings outstanding under our U.S. or China revolving credit lines. Our unsecured credit agreement associated with our operations located in Poland bears interest at WIBOR plus 2%. At October 27, 2013, $585,000 was outstanding under this agreement, and this amount is required to be paid in full by August 31, 2015, when this agreement expires.

Except as noted above, we are not exposed to market risk from changes in interest rates on our long-term debt. Our unsecured term notes have a fixed interest rate of 8.01%.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in China, Canada, and Poland. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and Poland, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates at October 27, 2013, would not have had a significant impact on our results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 27, 2013, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended October 27, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended October 27, 2013, except as disclosed in note 16 to the consolidated financial statements included in this report. Additional information about, our legal proceedings is disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 12, 2013 for the fiscal year ended April 28, 2013.

Item 1A.  Risk Factors

There have not been any material changes to our risk factors during the six months ended October 27, 2013. Our risk factors are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 12, 2013 for the fiscal year ended April 28, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Sales Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 29, 2013 to September 1, 2013	-	-	-	$ 2,000,000
September 2, 2013 to September 29, 2013	-	-	-	$ 2,000,000
September 30, 2013 to October 27, 2013	-	-	-	$ 2,000,000
Total	-	-	-	$ 2,000,000

(1)
On August 29, 2012, we announced that our board of directors approved a new authorization for us to acquire up to $2.0 million of our common stock. As of October 27, 2013, there have been no common stock repurchases on the $2.0 million amount authorized on August 29, 2012.

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

10.1
Credit Agreement dated as of August 13, 2013, by and between Culp, Inc. and Wells Fargo, N.A., was filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter ended July 28, 2013, filed September 6, 2013, and is incorporated herein by reference.

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

CULP, INC.
(Registrant)

Date: December 6, 2013	By:	/s/ Kenneth R. Bowling
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