Form 10-Q
period 2014-01-26
CULP INC
filed 2014-03-07
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 2014
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ YES NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding at January 26, 2014:  12,250,030
Par Value: $0.05 per share

INDEX TO FORM 10-Q
For the period ended January 26, 2014

Item 1: Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE THREE AND NINE MONTHS ENDED JANUARY 26, 2014 AND JANUARY 27, 2013
UNAUDITED
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED

	January 26,	January 27,
	2014	2013

Net sales	$72,389	63,695
Cost of sales	60,552	52,010
Gross profit	11,837	11,685

Selling, general and
administrative expenses	7,041	6,822
Income from operations	4,796	4,863

Interest expense	91	145
Interest income	(148)	(105)
Other expense	279	300
Income before income taxes	4,574	4,523

Income taxes	(3,807)	1,700
Net income	$8,381	2,823

Net income per share, basic	$0.69	0.23
Net income per share, diluted	0.68	0.23
Average shares outstanding, basic	12,188	12,095
Average shares outstanding, diluted	12,405	12,290

	NINE MONTHS ENDED

	January 26,	January 27,
	2014	2013

Net sales	$213,119	198,439
Cost of sales	175,974	161,757
Gross profit	37,145	36,682

Selling, general and
administrative expenses	21,340	21,672
Income from operations	15,805	15,010

Interest expense	330	491
Interest income	(343)	(328)
Other expense	895	421
Income before income taxes	14,923	14,426

Income taxes	216	(188)
Net income	$14,707	14,614

Net income per share, basic	$1.21	1.19
Net income per share, diluted	1.19	1.17
Average shares outstanding, basic	12,173	12,279
Average shares outstanding, diluted	12,405	12,467

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED JANUARY 26, 2014 AND JANUARY 27, 2013
(UNAUDITED)

	THREE MONTHS ENDED

	January 26,	January 27,
	2014	2013

Net income	$8,381	$2,823

Other comprehensive loss

Unrealized losses on short-term investments	(14)	(34)

Total other comprehensive loss	(14)	(34)

Comprehensive income	$8,367	$2,789

	NINE MONTHS ENDED

	January 26,	January 27,
	2014	2013

Net income	$14,707	$14,614

Other comprehensive (loss) income

Unrealized (losses) gains on short-term investments	(128)	10

Total other comprehensive (loss) income	(128)	10

Comprehensive income	$14,579	$14,624

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
JANUARY 26, 2014, JANUARY 27, 2013 AND APRIL 28, 2013
UNAUDITED
(Amounts in Thousands)

	January 26,	January 27,	* April 28,
	2014	2013	2013

Current assets:
Cash and cash equivalents	$23,293	19,489	23,530
Short-term investments	7,077	5,237	5,286
Accounts receivable, net	26,392	24,257	23,392
Inventories	43,687	42,177	38,418
Deferred income taxes	7,503	4,098	7,709
Income taxes receivable	-	-	318
Other current assets	2,999	1,655	2,093
Total current assets	110,951	96,913	100,746

Property, plant and equipment, net	30,115	30,055	30,594
Goodwill	11,462	11,462	11,462
Deferred income taxes	1,227	4,172	753
Other assets	2,923	1,195	1,151

Total assets	$156,678	143,797	144,706

Current liabilities:
Current maturities of long-term debt	$2,200	2,366	2,200
Line of credit	-	576	561
Accounts payable-trade	25,187	26,220	22,357
Accounts payable - capital expenditures	235	-	225
Accrued expenses	11,812	12,823	11,829
Income taxes payable - current	130	395	285
Total current liabilities	39,564	42,380	37,457

Income taxes payable - long-term	3,953	4,195	4,191
Deferred income taxes	945	856	3,075
Line of credit	573	-	-
Long-term debt, less current maturities	2,200	4,400	4,400

Total liabilities	47,235	51,831	49,123

Commitments and Contingencies (Note 16)

Shareholders' equity	109,443	91,966	95,583

Total liabilities and
shareholders' equity	$156,678	143,797	144,706

Shares outstanding	12,250	12,225	12,225

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 26, 2014 AND JANUARY 27, 2013
UNAUDITED
(Amounts in Thousands)

	NINE MONTHS ENDED

	January 26,	January 27,
	2014	2013

Cash flows from operating activities:
Net income	$14,707	14,614
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	3,964	3,818
Amortization of other assets	123	178
Stock-based compensation	551	308
Excess tax benefit related to stock-based compensation	(143)	(77)
Deferred income taxes	(2,255)	(2,370)
Gain on sale of equipment	(108)	-
Foreign currency exchange losses	353	153
Changes in assets and liabilities, net of effects of acquisition of assets:
Accounts receivable	(2,844)	776
Inventories	(5,081)	(5,794)
Other current assets	(882)	353
Other assets	(53)	(92)
Accounts payable - trade	2,487	(4,395)
Accrued expenses	13	3,526
Accrued restructuring	-	(40)
Income taxes	162	(141)
Net cash provided by operating activities	10,994	10,817

Cash flows from investing activities:
Capital expenditures	(2,656)	(2,763)
Net cash paid for acquisition of assets	(2,640)	-
Proceeds from the sale of equipment	188	-
Proceeds from life insurance policies	-	626
Payments on life insurance policies	(30)	-
Purchase of short-term investments	(1,916)	(84)
Proceeds from the sale of short-term investments	-	795
Net cash used in investing activities	(7,054)	(1,426)

Cash flows from financing activities:
Proceeds from lines of credit	-	1,000
Payments on lines of credit	-	(1,325)
Payments on long-term debt	(2,200)	(2,350)
Proceeds from common stock issued	194	205
Common stock repurchased	-	(5,022)
Dividends paid	(1,592)	(7,226)
Debt issuance costs	(62)	-
Excess tax benefit related to stock-based compensation	143	77
Net cash used in financing activities	(3,517)	(14,641)

Effect of exchange rate changes on cash and cash equivalents	(660)	(284)

Decrease in cash and cash equivalents	(237)	(5,534)

Cash and cash equivalents at beginning of period	23,530	25,023

Cash and cash equivalents at end of period	$23,293	19,489

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	of Par Value	Earnings	Income (Loss)	Equity
Balance, April 29, 2012	12,702,806	$635	46,056	42,293	16	$89,000
Net income	-	-	-	18,317	-	18,317
Stock-based compensation	-	-	562	-	-	562
Unrealized gain on short-term investments	-	-	-	-	38	38
Excess tax benefit related to stock
based compensation	-	-	76	-	-	76
Common stock repurchased	(502,595)	(25)	(4,997)			(5,022)
Fully vested common stock award	1,658	-	-	-	-	-
Common stock issued in connection					.
with stock option plans	23,025	1	204	-	-	205
Dividends paid	-	-	-	(7,593)	-	(7,593)
Balance, April 28, 2013 *	12,224,894	611	41,901	53,017	54	95,583
Net income	-	-	-	14,707	-	14,707
Stock-based compensation	-	-	551	-	-	551
Unrealized loss on short-term investments	-	-	-	-	(128)	(128)
Excess tax benefit related to stock
based compensation	-	-	143	-	-	143
Common stock issued in connection
with stock option plans	23,125	1	193			194
Fully vested common stock award	3,000	-	-	-	-	-
Common stock surrendered for
withholding taxes payable	(989)	-	(15)	-	-	(15)
Dividends paid	-		-	(1,592)	-	(1,592)
Balance, January 26, 2014	12,250,030	$612	42,773	66,132	(74)	$109,443

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiaries (the “company”) include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position.  All of these adjustments are of a normal recurring nature except as disclosed in notes 3 and 14 to the consolidated financial statements.  Results of operations for interim periods may not be indicative of future results.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 12, 2013 for the fiscal year ended April 28, 2013.

The company’s nine months ended January 26, 2014 and January 27, 2013, represent 39 week periods, respectively.

2. Significant Accounting Policies

As of January 26, 2014, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended April 28, 2013.

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

3.  Business Combination – Mattress Fabric Segment

On May 8, 2013, we entered into an asset purchase and consulting agreement with Bodet & Horst GMBH & Co. KG and certain affiliates (“Bodet & Horst”) that provides for, among other things, the purchase of equipment and certain other assets from Bodet & Horst and the restructuring of prior consulting and non-compete agreements pursuant to an earlier asset purchase and consulting agreement with Bodet & Horst dated August 11, 2008. This agreement was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. We agreed with Bodet & Horst to replace the prior non-compete agreement that prevented us from selling certain mattress fabrics and products to a leading manufacturer, which now allows us to make such sales. In addition, the prior consulting and non-compete agreement, under which Bodet & Horst agreed not to sell most mattress fabrics in North America, was replaced, expanded, and extended pursuant to the new asset purchase and consulting agreement.

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

The following unaudited pro forma consolidated results of operations for the three and nine month periods ending January 26, 2014 and January 27, 2013 have been prepared as if the acquisition of Bodet & Horst had occurred on April 30, 2012:

	Three months ended
(dollars in thousands)	January 26, 2014	January 27, 2013
Net Sales	$72,389	$66,162

Income from operations	4,796	4,854

Net income	8,381	2,858

Net income per share, basic	0.69	0.24

Net income per share, diluted	0.68	0.23

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended
(dollars in thousands)	January 26, 2014	January 27, 2013
Net Sales	$213,119	$205,839

Income from operations	15,805	14,982

Net income	14,707	14,532

Net income per share, basic	1.21	1.18

Net income per share, diluted	1.19	1.17

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

4.  Stock-Based Compensation

Incentive Stock Option Awards

We did not grant any incentive stock option awards during the nine month period ending January 26, 2014.

At January 26, 2014, options to purchase 153,950 shares of common stock were outstanding and exercisable, had a weighted average exercise price of $6.70 per share, and a weighted average contractual term of 3.9 years. At January 26, 2014, the aggregate intrinsic value for options outstanding was $2.1 million.

The aggregate intrinsic value for options exercised for the nine months ending January 26, 2014 and January 27, 2013, was $224,000 and $90,000, respectively.

There was no unrecognized compensation cost related to incentive stock option awards at January 26, 2014.

We recorded $10,000 and $53,000 of compensation expense on incentive stock option grants within selling, general, and administrative expense for the nine months ended January 26, 2014, and January 27, 2013, respectively.

Common Stock Awards

On October 1, 2013, we granted a total of 3,000 shares of common stock to our outside directors. These shares of common stock vested immediately and were measured at $18.84 per share, which represents the closing price of the company’s common stock at the date of grant.

On October 8, 2012, we granted a total of 1,658 shares of common stock to certain outside directors.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

These shares of common stock vested immediately and were measured at $12.13 per share, which represents the closing price of the company’s common stock at the date of grant.

We recorded $57,000 and $20,000 of compensation expense within selling, general, and administrative expense for these common stock awards for the nine month periods ending January 26, 2014, and  January 27, 2013, respectively.

Time Vested Restricted Stock Awards

We did not grant any time vested restricted stock awards during the nine month period ended January 26, 2014.

We recorded $52,000 and $116,000 of compensation expense within selling, general, and administrative expense for time vested restricted stock awards for the nine month periods ending January 26, 2014, and January 27, 2013, respectively.

At January 26, 2014, there were 61,667 shares of time vested restricted stock outstanding and unvested. Of the 61,667 shares outstanding and unvested, 35,000 shares (granted on January 7, 2009) will vest on May 1, 2014. The remaining 26,667 shares (granted on July 1, 2009) will vest on July 1, 2014. At January 26, 2014, the weighted average fair value of these outstanding and unvested shares was $4.25 per share.

During the nine month period ended January 26, 2014, 61,667 shares of time vested restricted stock vested and had a weighted average fair value of $249,000 or $4.04 per share. During the nine month period ended January 27, 2013, 61,665 shares of time vested restricted stock vested and had a weighted average fair value of $232,000 or $3.76 per share.

At January 26, 2014, the remaining unrecognized compensation cost related to the unvested restricted stock awards was $19,000, which is expected to be recognized over a weighted average vesting period of 0.4 years.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Overall

The company recorded compensation expense of $432,000 and $119,000 within selling, general, and administrative expense for performance based restricted stock units for the nine month periods ending January 26, 2014 and January 27, 2013, respectively. Compensation cost is recorded based on an assessment each reporting period of the probability that certain performance goals will be met during the vesting period. If performance goals are not probable of occurrence, no compensation cost will be recognized and any recognized compensation cost would be reversed.

As of January 26, 2014, the remaining unrecognized compensation cost related to the performance based restricted stock units was $1.1 million, which is expected to be recognized over a weighted average vesting period of 1.9 years.

5.  Accounts Receivable

A summary of accounts receivable follows:

(dollars in thousands)	January 26, 2014	January 27, 2013	April 28, 2013
Customers	$27,424	$25,533	$24,715
Allowance for doubtful accounts	(484)	(696)	(780)
Reserve for returns and allowances and discounts	(548)	(580)	(543)
	$26,392	$24,257	$23,392

A summary of the activity in the allowance for doubtful accounts follows:

	Nine months ended
(dollars in thousands)	January 26, 2014	January 27, 2013
Beginning balance	$(780)	$(567)
Provision for bad debts	235	(193)
Net write-offs, net of recoveries	61	64
Ending balance	$(484)	$(696)

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

	Nine months ended
(dollars in thousands)	January 26, 2014	January 27, 2013
Beginning balance	$(543)	$(478)
Provision for returns, allowances and discounts	(1,579)	(2,146)
Credits issued	1,574	2,044
Ending balance	$(548)	$(580)

6.  Inventories

Inventories are carried at the lower of cost or market.  Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	January 26, 2014	January 27, 2013	April 28, 2013
Raw materials	$6,177	$6,037	$5,311
Work-in-process	2,177	2,772	2,539
Finished goods	35,333	33,368	30,568
	$43,687	$42,177	$38,418

7.  Other Assets

A summary of other assets follows:

(dollars in thousands)	January 26, 2014	January 27, 2013	April 28, 2013
Cash surrender value – life insurance	$647	$700	$625
Non-compete agreement	1,047	222	185
Customer relationships	830	-	-
Other	399	273	341
	$2,923	$1,195	$1,151

Non-Compete Agreement

In connection with the asset purchase and consulting agreement with Bodet & Horst on May 8, 2013 (see note 3), we restructured our prior non-compete agreement pursuant to our asset purchase and consulting agreement dated August 11, 2008. We agreed with Bodet & Horst to replace the prior non-compete agreement that prevented us from selling certain mattress fabrics and products to a leading manufacturer that will now allow us to make such sales. In addition, the prior consulting and non-compete agreement, under which Bodet & Horst agreed not to sell mattress fabrics in North America, was replaced, expanded, and extended pursuant to the new asset purchase consulting agreement. We recorded this non-compete agreement at its fair value based on a discounted cash flow valuation model. This non-compete agreement is amortized on a straight-line basis over the fifteen year life of the agreement and requires quarterly payments of $12,500 through May 2014. As of January 26, 2014, the total remaining non-compete payments were $25,000.

The gross carrying amount of this non-compete agreement was $2.0 million, $1.1 million, and $1.1 million at January 26, 2014, January 27, 2013, and April 28, 2013, respectively. At January 26, 2014, January 27, 2013, and April 28, 2013, accumulated amortization for the non-compete agreement was $996,000, $890,000 and $940,000, respectively.

Of the $1.0 million non-compete agreement carrying amount at January 26, 2014, $209,000 pertains to the non-compete agreement that was in place as part of the asset purchase agreement dated August 11, 2008, and $838,000 pertains to the non-compete agreement pursuant to the asset purchase agreement dated May 8, 2013 that restructured and expanded the non-compete agreement that was in place effective August 11, 2008.

Amortization expense for the non-compete agreement was $56,000 and $148,000 for the nine month periods ended January 26, 2014 and January 27, 2013, respectively. The remaining amortization expense (which includes the total remaining Bodet & Horst non-compete payments of $25,000) for the next five fiscal years and thereafter follows: FY 2014 - $18,000; FY 2015 - $75,000; FY 2016 - $75,000; FY 2017 - $75,000; FY 2018 - $75,000; and Thereafter - $754,000.

The weighted average amortization period for the non-compete agreement is 14.3 years as of January 26, 2014.

Customer Relationships

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In connection with the asset purchase and consulting agreement with Bodet & Horst noted above, we purchased certain customer relationships. We recorded the customer relationships at their fair value based on a multi-period excess earnings valuation model. The gross carrying amount of these customer relationships was $868,000 at January 26, 2014. Accumulated amortization for these customer relationships was $38,000 at January 26, 2014.

The customer relationships are amortized on a straight-line basis over their seventeen year useful life. Amortization expense for the customer relationships was $38,000 for the nine months ending January 26, 2014. The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2014 - $13,000; FY 2015 - $51,000; FY 2016 - $51,000; FY 2017 - $51,000; FY 2018 - $51,000; and Thereafter - $613,000.

The weighted average amortization period for our customer relationships is 16.3 years as of January 26, 2014.

Cash Surrender Value – Life Insurance

We had two life insurance contracts with death benefits to the respective insured totaling $4.4 million at January 26, 2014, and April 28, 2013, respectively. At January 27, 2013, we had three life insurance contracts with death benefits to the respective insured totaling $4.9 million. Our cash surrender value – life insurance balances of $647,000, $700,000, and $625,000 at January 26, 2014, January 27, 2013, and April 28, 2013, respectively, are collectible upon death of the respective insured.

8.  Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	January 26, 2014	January 27, 2013	April 28, 2013
Compensation, commissions and related benefits	$8,747	$9,417	$9,831
Interest	158	243	111
Other accrued expenses	2,907	3,163	1,887
	$11,812	$12,823	$11,829

9.  Long-Term Debt and Lines of Credit

A summary of long-term debt follows:

(dollars in thousands)	January 26, 2014	January 27, 2013	April 28, 2013
Unsecured senior term notes	$4,400	$6,600	$6,600
Canadian government loan	-	166	-
	4,400	6,766	6,600
Current maturities of long-term debt	(2,200)	(2,366)	(2,200)
Long-term debt, less current maturities of long-term debt	$2,200	$4,400	$4,400

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unsecured Term Notes

We entered into a note agreement dated August 11, 2008 that provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The remaining principal payments are payable over an average term 1.5 years through August 11, 2015. Any principal pre-payments would be assessed a penalty as defined in the agreement. The agreement contains customary financial and other covenants as defined in the agreement.

Revolving Credit Agreement – United States

At April 28, 2013, we had an unsecured Amended and Restated Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) that provided for a revolving loan commitment of $7.6 million that was due to expire on August 25, 2013. This agreement provided for a pricing matrix to determine the interest rate payable on loans made under this agreement.

Effective August 13, 2013, we entered into a Credit Agreement (“Credit Agreement”) with Wells Fargo that replaced the agreement noted above. This Credit Agreement contains terms and covenants similar to the previous agreement and extends the term of the credit facility through August 31, 2015. Interest is charged at a rate equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement (applicable interest rate of 1.76% at January 26, 2014).

This Credit Agreement provides for an unsecured revolving loan commitment of $10.0 million to be used to finance working capital and for general corporate purposes. The amount of borrowings that are outstanding under the revolving credit agreement with Culp Europe noted below decrease the $10.0 million available under this Credit Agreement.

At January 26, 2014, January 27, 2013, and April 28, 2013, there was a $195,000 outstanding letter of credit (all of which related to workers compensation) provided by the Credit Agreement. There were no borrowings outstanding under the agreement at January 26, 2014, January 27, 2013, and April 28, 2013.

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit of up to 40 million RMB (approximately $6.6 million USD at January 26, 2014), expiring on June 8, 2014. This agreement has an interest rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of January 26, 2014, January 27, 2013, and April 28, 2013, respectively.

Revolving Credit Agreement – Europe

Prior to August 13, 2013, we had an unsecured credit agreement associated with our operations in Poland that provided for a line of credit of up to 6.8 million Polish Zloty (approximately $2.2 million USD). This agreement bears interest at WIBOR (Warsaw Interbank Offered Rate) plus 2% (applicable interest rate of 4.5% at January 26, 2014). There were $573,000, $576,000 and $561,000 (1.8 million Polish Zloty) in borrowings outstanding under this agreement at January 26, 2014, January 27, 2013, and April 28, 2013, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In connection with the Credit Agreement effective August 13, 2013 noted above, the outstanding borrowings, totaling $573,000 at January 26, 2014, are due on August 31, 2015 and decrease the $10.0 million available under the Credit Agreement.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At January 26, 2014, the company was in compliance with these financial covenants.

At January 26, 2014, the principal payment requirements of long-term debt during the next two years are: Year 1 – $2.2 million; and Year 2 - $2.2 million.

The fair value of the company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities.  At January 26, 2014, the carrying value of the company’s long-term debt was $4.4 million and the fair value was $4.7 million. At January 27, 2013, the carrying value of the company’s long-term debt was $6.8 million and the fair value as $7.1 million. At April 28, 2013, the carrying value of the company’s long-term debt was $6.6 million and the fair value was $7.0 million.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

Fair value measurements at January 26, 2014 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Low Duration Bond Fund	$2,069	N/A	N/A	$2,069
Limited Term Bond Fund	2,570	N/A	N/A	2,570
Intermediate Term Bond Fund	1,612	N/A	N/A	1,612

Fair value measurements at January 27, 2013 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Low Duration Bond Fund	$2,066	N/A	N/A	$2,066
Limited Term Bond Fund	2,070	N/A	N/A	2,070
Intermediate Term Bond Fund	1,101	N/A	N/A	1,101

Fair value measurements at April 28, 2013 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Low Duration Bond Fund	$2,076	N/A	N/A	$2,076
Limited Term Bond Fund	2,092	N/A	N/A	2,092
Intermediate Term Bond Fund	1,118	N/A	N/A	1,118

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our short-term investments include short-term bond funds, are classified as available-for-sale, and their unrealized gains or losses are included in other comprehensive income (loss). Our short-term bond funds were recorded at their fair value of $6.3 million, $5.2 million, and $5.3 million at January 26, 2014, January 27, 2013, and April 28, 2013, respectively. Our short-term bond funds had an accumulated unrealized loss totaling $74,000 at January 26, 2014, an accumulated unrealized gain totaling $26,000 at January 27, 2013, and an accumulated unrealized gain totaling $54,000 at April 28, 2013. At January 26, 2014, January 27, 2013, and April 28, 2013 the fair value of our short-term bond funds approximated its cost basis.

The carrying amount of cash and cash equivalents, a deposit account included in short-term investments, accounts receivable, other current assets, accounts payable, accrued expenses, and a line of credit approximates fair value because of the short maturity of these financial instruments.

Nonrecurring Basis

As of January 26, 2014, we had no assets that are required to be measured at fair value on a nonrecurring basis other than the assets acquired from Bodet & Horst (see note 3) that were acquired at fair value.

Fair value measurements at January 26, 2014 using:

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.  Cash Flow Information

Payments for interest and income taxes follows:

	Nine months ended
(dollars in thousands)	January 26, 2014	January 27, 2013
Interest	$283	$395
Net income tax payments	2,312	2,305

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

	Three months ended
(amounts in thousands)	January 26, 2014	January 27, 2013
Weighted average common shares outstanding, basic	12,188	12,095
Dilutive effect of stock-based compensation	217	195
Weighted average common shares outstanding, diluted	12,405	12,290

All options to purchase shares of common stock were included in the computation of diluted net income for the three months ended January 26, 2014 and January 27, 2013, respectively, as the exercise prices of the options were less that the average market price of the common shares.

The computations of basic net income per share did not include 61,667 and 123,335 shares of time vested restricted common stock as these shares were unvested for the three months ending January 26, 2014 and January 27, 2013, respectively.

	Nine months ended
(amounts in thousands)	January 26, 2014	January 27, 2013
Weighted average common shares outstanding, basic	12,173	12,279
Dilutive effect of stock-based compensation	232	188
Weighted average common shares outstanding, diluted	12,405	12,467

All options to purchase shares of common stock were included in the computation of diluted net income for the nine months ended January 26, 2014, as the exercise prices of the options were less than the average market price of the common shares. Options to purchase 2,000 shares of common stock were not included in the computation of diluted net income per share for the nine months ended January 27, 2013, as the exercise price of the options was greater than the average market price of the common shares.

The computations of basic net income per share did not include 61,667 and 123,335 shares of time vested restricted common stock as these shares were unvested for the nine months ending January 26, 2014 and January 27, 2013, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.  Segment Information

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.  The mattress fabrics segment manufactures and sells fabrics and mattress covers to bedding manufacturers.  The upholstery fabrics segment manufactures and sells fabrics primarily to residential furniture manufacturers.

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

Financial information for the company’s operating segments follows:

	Three months ended
(dollars in thousands)	January 26, 2014	January 27, 2013
Net sales:
Mattress Fabrics	$38,541	$35,513
Upholstery Fabrics	33,848	28,182
	$72,389	$63,695

Gross profit:
Mattress Fabrics	$5,599	$6,548
Upholstery Fabrics	6,238	5,137

	$11,837	$11,685

Selling, general, and administrative expenses:
Mattress Fabrics	$2,286	$2,382
Upholstery Fabrics	3,572	3,360
Total segment selling, general, and administrative expenses	5,858	5,742
Unallocated corporate expenses	1,183	1,080
	$7,041	$6,822

Income from operations:
Mattress Fabrics	$3,313	$4,166
Upholstery Fabrics	2,666	1,777

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total segment income from operations	5,979	5,943
Unallocated corporate expenses	(1,183)	(1,080)
Total income from operations	4,796	4,863
Interest expense	(91)	(145)
Interest income	148	105
Other expense	(279)	(300)
Income before income taxes	$4,574	$4,523

	Nine months ended
(dollars in thousands)	January 26, 2014	January 27, 2013
Net sales:
Mattress Fabrics	$117,035	$113,175
Upholstery Fabrics	96,084	85,264
	$213,119	$198,439

Gross profit:
Mattress Fabrics	$20,312	$21,708
Upholstery Fabrics	16,833	14,974

	$37,145	$36,682

Selling, general, and administrative expenses:

Mattress Fabrics	$7,280	$7,197
Upholstery Fabrics	10,007	9,857
Total segment selling, general, and
administrative expenses	17,287	17,054
Unallocated corporate expenses	4,053	4,618
	$21,340	$21,672
Income from operations:
Mattress Fabrics	$13,033	$14,512
Upholstery Fabrics	6,825	5,116
Total segment income from operations	19,858	19,628
Unallocated corporate expenses	(4,053)	(4,618)
Total income from operations	15,805	15,010
Interest expense	(330)	(491)
Interest income	343	328
Other expense	(895)	(421)
Income before income taxes	$14,923	$14,426

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	January 26, 2014	January 27, 2013	April 28, 2013
Segment assets:
Mattress Fabrics
Current assets (1)	$36,818	$34,595	$33,323
Non-compete agreement	1,047	222	185
Customer relationships	830	-	-
Goodwill	11,462	11,462	11,462
Property, plant and equipment (2)	27,822	28,116	28,578
Total mattress fabrics assets	77,979	74,395	73,548
Upholstery Fabrics
Current assets (1)	33,261	31,839	28,487
Property, plant and equipment (3)	1,649	1,147	1,230
Total upholstery fabrics assets	34,910	32,986	29,717
Total segment assets	112,889	107,381	103,265
Non-segment assets:
Cash and cash equivalents	23,293	19,489	23,530
Short-term investments	7,077	5,237	5,286
Deferred income taxes	8,730	8,270	8,462
Income taxes receivable	-	-	318
Other current assets	2,999	1,655	2,093
Property, plant and equipment (4)	644	792	786
Other assets	1,046	973	966
Total assets	$156,678	$143,797	$144,706

	Nine months ended
(dollars in thousands)	January 26, 2014	January 27, 2013
Capital expenditures (5):
Mattress Fabrics	$1,936	$2,223
Upholstery Fabrics	694	222
Unallocated Corporate	37	149
Total capital expenditures	$2,667	$2,594
Depreciation expense:
Mattress Fabrics	$3,510	$3,344
Upholstery Fabrics	454	474
Total depreciation expense	$3,964	$3,818

(1)	Current assets represent accounts receivable and inventory for the respective segment.

(2)
The $27.8 million at January 26, 2014, represents property, plant, and equipment of $20.1 million and $7.7 million located in the U.S. and Canada, respectively. The $28.1 million at January 27, 2013, represents property, plant, and equipment of $20.6 million and $7.5 million located in the U.S. and Canada, respectively. The $28.6 million at April 28, 2013, represents property, plant, and equipment of $20.4 million and $8.2 million located in the U.S. and Canada, respectively.

(3)
The $1.6 million at January 26, 2014, represents property, plant, and equipment located in the U.S. of $1.0 million, located in China of $561, and located in Poland of $47. The $1.1 million at January 27, 2013, represents property, plant, and equipment located in the U.S. of $906, located in China of $155, and located in Poland of $86. The $1.2 million at April 28, 2013, represents property, plant, and equipment located in the U.S. of $908, located in China of $265, and located in Poland of $57.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)
The $644, $792, and $786 at January 26, 2014, January 27, 2013, and April 28, 2013, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate are located in the U.S.

(5)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

14.  Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $216,000, or 1.4% of income before income tax expense, for the nine month period ended January 26, 2014, compared to an income tax benefit of $188,000, or (1.3)% of income before income tax expense, for the nine month period ended January 27, 2013. Our effective income tax rates for the nine month periods ended January 26, 2014 and January 27, 2013 were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The income tax expense for the nine month period ended January 26, 2014 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•
The income tax rate decreased 36% for an income tax benefit of $5.4 million to record the U.S. income tax effects of the undistributed earnings from our foreign subsidiaries located in China. The $5.4 million income tax benefit recognized U.S. foreign income tax credits of $9.9 million offset by the U.S. income tax effects of the undistributed earnings from our China operations and foreign withholding taxes of $4.5 million. This $5.4 million income tax benefit was treated as a discrete event in which the full income tax effects of this adjustment were recorded in the three and nine month periods ended January 26, 2014, as it pertained to a change in judgment on prior periods' accumulated earnings and profits associated with our subsidiaries located in China (see below undistributed earnings section for further details).

•
The income tax rate increased 2% for adjustments primarily made to our state of North Carolina loss carryforwards for the decrease in future North Carolina corporate income tax rates commencing in fiscal 2015 and beyond. These adjustments were recorded in the first quarter, totaled $273,000, and represented a discrete event in which the full tax effects were recorded in the nine month period ending January 26, 2014.

•
The income tax rate decreased by 7% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

•	The income tax rate increased by 4% for an increase in unrecognized tax benefits.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	The income tax rate increased by 4.4% for stock-based compensation and other miscellaneous items.

The income tax expense for the nine month period ended January 27, 2013 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

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

•
The income tax rate was increased by 46% for the establishment of a deferred tax liability for U.S. income taxes that will be paid upon repatriation of undistributed earnings from our foreign subsidiaries located in Canada and China. This 46% increase in our income tax rate is due to a change in judgment in which our prior years’ accumulated earnings and profits associated with our subsidiaries located in Canada and China are no longer considered indefinitely reinvested. Since the establishment of our deferred tax liability is a result of a change in judgment about prior years’ accumulated earnings and profits, we recorded an income tax charge of $6.6 million that represents a discrete event in which the full tax effects were recorded for the nine month period ending January 27, 2013.

•	The income tax rate increased 5% for an increase in unrecognized tax benefits.

•
The income tax rate was reduced by 6% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

•	The income tax rate was increased by 1% for the establishment of a valuation allowance against our net deferred tax assets associated with our Culp Europe operation located in Poland.

•	The income tax rate was increased by 2.7% for stock-based compensation and other miscellaneous items.

Deferred Income Taxes

Valuation Allowance

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessment at January 26, 2014, we recorded a partial valuation allowance of $1.0 million, of which $715,000 pertained to certain U.S. state net operating loss carryforwards and credits and $291,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at January 27, 2013, we recorded a partial valuation allowance of $926,000, of which $719,000 pertained to certain U.S. state net operating loss carryforwards and credits and $207,000 pertained to loss carryforwards associated with our Culp Europe operation located in Poland. Based on our assessment at April 28, 2013, we recorded a partial valuation allowance of $963,000, of which $722,000 pertained to certain U.S. state net operating loss carryforwards and credits and $241,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at January 26, 2014, January 27, 2013, and April 28, 2013, respectively.

The recorded valuation allowance of $1.0 million at January 26, 2014, has no effect on our operations, loan covenant compliance, or the possible realization of certain U.S. state net operating loss carryforwards and credits and our loss carryforwards associated with our Culp Europe operation located in Poland. If it is determined that it is more-likely-than-not that we will realize any of these deferred tax assets, an income tax benefit will be recognized at that time.

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

During the third quarter of fiscal 2014, our operations located in China achieved positive accumulated earnings and profits for both U.S. income tax and financial reporting purposes for the first time since we determined our undistributed earnings from our foreign subsidiaries would not be reinvested indefinitely in the second quarter of fiscal 2013. As a result, we recorded an income tax benefit of $5.4 million to recognize U.S. foreign income tax credits of $9.9 million offset by the U.S. income tax effects of the undistributed earnings from our China operations and foreign withholding taxes totaling $4.5 million. This $5.4 million income tax benefit was treated as a discrete event in which the full income tax effects of this adjustment were recorded in the three and nine month periods ended January 26, 2014, as it pertained to a change in judgment on prior periods' accumulated earnings and profits associated with our subsidiaries located in China.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We had accumulated earnings from our foreign subsidiaries totaling $69.8 million, $56.3 million, and $56.7 million at January 26, 2014, January 27, 2013, and April 28, 2013, respectively.

At January 26, 2014, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $1.7 million, which included U.S. income and foreign withholding taxes totaling $26.9 million, offset by U.S. foreign income tax credits of $25.2 million.  At January 27, 2013, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $6.8 million, which included U.S. income and foreign withholding taxes totaling $21.9 million offset by U.S. foreign income tax credits of $15.1 million. At April 28, 2013, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $7.0 million, which included U.S. income and foreign withholding taxes totaling $22.0 million, offset by U.S. foreign income tax credits of $15.0 million.

Overall

At January 26, 2014, the current deferred tax asset of $7.5 million represents $7.3 million and $217,000 from our operations located in the U.S. and China, respectively. At January 26, 2014, the non-current deferred tax asset of $1.2 million represents $600,000 and $627,000 from our operations located in the U.S. and China, respectively. At January 26, 2014, the non-current deferred tax liability of $945,000 pertains to our operations located in Canada.

At January 27, 2013, the current deferred tax asset of $4.1 million represents $3.8 million and $329,000 from our operations located in the U.S. and China, respectively. At January 27, 2013, the non-current deferred tax asset of $4.2 million represents $3.4 million and $793,000 from our operations located in the U.S. and China, respectively. At January 27, 2013, the non-current deferred tax liability of $856,000 pertains to our operation located in Canada.

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

Uncertainty In Income Taxes

At January 26, 2014, we had $13.6 million of total gross unrecognized tax benefits, of which $4.0 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At January 27, 2013, we had $13.1 million of total gross unrecognized tax benefits, of which $4.2 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At April 28, 2013, we had $13.1 million of total gross unrecognized tax benefits, of which $4.2 million would favorably affect the income tax rate in future periods.

As of January 26, 2014, we had $13.6 million in gross unrecognized tax benefits, of which $9.6 million were classified as net non-current deferred income tax liability and $4.0 million were classified as income taxes payable –long-term in the accompanying consolidated balance sheets. As of January 27, 2013, we had $13.1 million in gross unrecognized tax benefits, of which $8.9 million were classified as net non-current deferred income tax assets and $4.2 million were classified as income taxes payable long-term in the accompanying consolidated balance sheets. As of April 28, 2013, we had $13.1 million in gross unrecognized tax benefits, of which $8.9 million were classified as net non-current deferred income tax liability and $4.2 million were classified as income taxes payable – long-term in the accompanying consolidated balance sheets.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We estimate that the amount of gross unrecognized tax benefits will increase by approximately $808,000 for fiscal 2014. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

15.  Statutory Reserves

Our subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of January 26, 2014, the company’s statutory surplus reserve was $4.5 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Our subsidiaries located in China can transfer funds to the parent company with the exception of the statutory surplus reserve of $4.5 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the first quarter of fiscal 2014, the parties to this lawsuit reached a tentative settlement of all matters, which would require us to contribute cash to a global settlement fund. Consequently, we recorded a charge of $206,000 for this tentative settlement. This charge was recorded in other expense in the Consolidated Statement of Net Income for the nine month period ending January 26, 2014. The corresponding liability was recorded in accrued expenses in the Consolidated Balance Sheet dated January 26, 2014. As of the date of this report, the settlement remains subject to government review procedures and approval by the court of the final agreement by the parties.

Other Litigation

The company is periodically involved in legal proceedings and claims which have arisen in the ordinary course of business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

Purchase Commitments

At January 26, 2014, January 27, 2013, and April 28, 2013, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $3.8 million, $1.1 million, and $170,000, respectively.

17.  Common Stock Repurchase Program

On February 25, 2014, we announced that our board of directors approved an increase to $5.0 million in the authorization for us to acquire our common stock, an increase from the $2.0 million authorization that was approved by our board of directors on August 29, 2012.

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

As of January 26, 2014, there have been no repurchases of common stock on the $2.0 million limit that was authorized on August 29, 2012.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18.  Dividend Program

On June 12, 2013, we announced that our board of directors approved a 33% increase in payment of a quarterly cash dividend from $0.03 to $0.04 per share, commencing in the first quarter of fiscal 2014. On November 25, 2013, we announced that our board of directors approved a 25% increase in payment of a quarterly cash dividend from $0.04 to $0.05 per share, commencing in the third quarter of fiscal 2014. On February 25, 2014, we announced that our board of directors approved a quarterly cash dividend of $0.05 per share to be paid on or about April 15, 2014, to shareholders of record as of the close of business on April 1, 2014.

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

Dividend payments totaled $1.6 million and $7.2 million for the nine month periods ending January 26, 2014, and January 27, 2013, respectively. The dividend payments totaling $1.6 million for the nine month period ending January 26, 2014, represented quarterly dividend payments ranging from $0.04 to $0.05 per share. The dividend payments totaling $7.2 million for the nine month period ending January 27, 2013, represented a $6.1 million special cash dividend payment of $0.50 per share in the third quarter of fiscal 2013, and $1.1 million of quarterly dividend payments of $0.03 per share, respectively.

19.  Deferred Compensation Agreement

We have a nonqualified deferred compensation plan (the “Plan”) covering officers and certain key members of management. The plan provides for participant deferrals on a pre-tax basis that are subject to annual deferral limits by the IRS and non-elective contributions made by the company. Participant deferrals and non-elective contributions made by the company are immediately vested.

Effective January 1, 2014, we established a Rabbi Trust (the “Trust”) to set aside funds for the participants of the Plan and enable the participants to credit their contributions to various investment options in the Plan. The funds set aside in the Trust are subject to the claims of our general creditors in the event the company’s insolvency as defined in the Plan. Commencing February 2014, the company will disburse funds to the Trust during the 2014 calendar year to fund existing participant account balances as of December 31, 2013.

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

General

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The nine months ended January 26, 2014, and January 27, 2013, represent 39 week periods, respectively. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources and sells fabrics and mattress covers to bedding manufacturers. The upholstery fabrics segment sources, manufactures and sells fabrics primarily to residential furniture manufacturers.

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

Executive Summary

Results of Operations

	Three Months Ended
(dollars in thousands)	January 26, 2014	January 27, 2013	% Change
Net sales	$72,389	$63,695	13.6%
Gross profit	11,837	11,685	1.3%
Gross profit margin	16.4%	18.3%	(10.4%)
SG&A expenses	7,041	6,822	3.2%
Income from operations	4,796	4,863	(1.4)%
Operating margin	6.6%	7.6%	(13.2%)
Income before income taxes	4,574	4,523	1.1%
Income taxes	(3,807)	1,700	N.M.
Net income	8,381	2,823	196.9%

	Nine Months Ended
(dollars in thousands)	January 26, 2014	January 27, 2013	% Change

Net sales	$213,119	$198,439	7.4%
Gross profit	37,145	36,682	1.3%
Gross profit margins	17.4%	18.5%	(5.9)%
SG&A expenses	21,340	21,672	(1.5)%
Income from operations	15,805	15,010	5.3%
Operating margins	7.4%	7.6%	(2.6)%
Income before income taxes	14,923	14,426	3.4%
Income taxes	216	(188)	N.M.
Net income	14,707	14,614	0.6%

Net Sales

Our net sales for the third quarter and nine month periods of fiscal 2014 increased as compared to the same periods a year ago. The increase in net sales reflects the continued favorable customer response to our designs and wide range of products in both our business segments. Product innovation and creativity are our top strategic priorities, allowing us to develop new products and meet the changing style demands of our existing key customers, as well as to attract new customers.

Income Before Income Taxes

Income before income taxes was flat for the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013, and increased 3.4% for the nine month period of fiscal 2014 as compared to the same period a year ago.

These results reflect the increase in net sales noted above. However, the results for the third quarter were affected by higher than expected transition costs in our new mattress cover operation, and additional sampling and development costs to support new mattress fabric product introductions for calendar 2014. Also, the results for the nine months ending January 26, 2014, included a charge of $206,000 that was recorded in the first quarter for the settlement of litigation relating to environmental claims associated with a closed facility, as well as the effects of fluctuations in foreign currency exchange rates primarily for our subsidiaries domiciled in China.

Income Taxes

We reported an income tax benefit of $3.8 million in the third quarter of fiscal 2014 compared with income tax expense of $1.7 million for the third quarter of fiscal 2013. The income tax benefit of $3.8 million for the third quarter of fiscal 2014 included an income tax benefit of $5.4 million to record the U.S. income tax effects of the undistributed earnings from our foreign subsidiaries located in China.

We reported income tax expense of $216,000 for the nine month period of fiscal 2014 compared to an income tax benefit of $188,000 for the same period a year ago. The income tax expense of $216,000 for the nine month period of fiscal 2014 included an income tax benefit of $5.4 million recorded in the third quarter for the U.S. income tax effects of the undistributed earnings from our foreign subsidiaries located in China. The income tax benefit of $188,000 for the nine month period of fiscal 2013 included a $12.1 million income tax benefit recorded during the second quarter to reverse primarily all of the valuation allowance against our U.S. net deferred tax assets, offset by an income tax charge of $6.6 million during the second quarter to record the U.S. income tax effects of the undistributed earnings from our foreign subsidiaries located in Canada and China.

See the Income Taxes section located in the Results of Operations for further details.

Liquidity

At January 26, 2014, our cash and cash equivalents and short-term investments totaled $30.4 million and exceeded our total debt (current maturities of long-term debt, long-term debt, and line of credit) of $5.0 million. In August of 2013, we paid our required annual principal payment of $2.2 million associated with our unsecured senior term notes. We have two remaining annual $2.2 million principal payments due August 2014 and 2015.

Our cash and cash equivalents and short-term investments increased from $28.8 million at April 28, 2013, despite spending $2.6 million on an asset purchase and consulting agreement associated with our mattress fabrics segment, $2.7 million on capital expenditures, $2.2 million on our annual principal payment noted above, and $1.6 million on dividend payments. This spending was funded by net cash provided by operating activities of $11.0 million.

Dividend Program

On June 12, 2013, we announced that our board of directors approved a 33% increase in payment of a quarterly cash dividend from $0.03 to $0.04 per share, commencing in the first quarter of fiscal 2014. On November 25, 2013, we announced that our board of directors approved a 25% increase in payment of a quarterly cash dividend from $0.04 to $0.05 per share, commencing in the third quarter of fiscal 2014. On February 25, 2014, we announced that our board of directors approved a quarterly cash dividend of $0.05 per share to be paid on or about April 15, 2014, to shareholders of record as of the close of business on April 1, 2014.

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

Dividend payments totaled $1.6 million and $7.2 million for the nine month periods ending January 26, 2014, and January 27, 2013, respectively. The dividend payments totaling $1.6 million for the nine month period ending January 26, 2014, represented quarterly dividend payments ranging from $0.04 to $0.05 per share. The dividend payments totaling $7.2 million for the nine month period ending January 27, 2013, represented a $6.1 million special cash dividend payment of $0.50 per share in the third quarter of fiscal 2013, and $1.1 million of quarterly dividend payments of $0.03 per share, respectively.

Common Stock Repurchase Program

On February 25, 2014, we announced that our board of directors approved an increase to $5.0 million in the authorization for us to acquire our common stock, an increase from the $2.0 million authorization that was approved by our board of directors on August 29, 2012.

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

As of January 26, 2014, there have been no repurchases of common stock on the $2.0 million limit that was authorized on August 29, 2012.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	January 26, 2014	January 27, 2013	% Change

Net sales	$38,541	$35,513	8.5%
Gross profit	5,599	6,548	(14.5)%
Gross profit margin	14.5%	18.4%	(21.2)%
SG&A expenses	2,286	2,382	(4.0)%
Income from operations	3,313	4,166	(20.5)%
Operating margin	8.6%	11.7%	(26.5)%

	Nine Months Ended
(dollars in thousands)	January 26, 2014	January 27, 2013	% Change

Net sales	$117,035	$113,175	3.4%
Gross profit	20,312	21,708	(6.4)%
Gross profit margins	17.4%	19.2%	(9.4)%
SG&A expenses	7,280	7,197	1.2%
Income from operations	13,033	14,512	(10.2)%
Operating margins	11.1%	12.8%	(13.3)%

Net Sales

The increases in mattress fabrics net sales results reflect our ability to capitalize on the growing consumer demand for better designed bedding products. The mattress industry has continued to evolve into a much more decorative business, with customers being more selective in their fabric choices. In response to this demand trend, we have increased our design staff, as well as expanded our design capabilities and technical expertise, to develop a wide range of fabric choices across all price points. Additionally, we have a scalable manufacturing platform and reactive capacity that supports our ability to deliver a diverse product mix in line with customer demand.

In response to this growing demand, the majority of our capital spending for the fourth quarter of fiscal 2014 and fiscal 2015 will be for expansion related projects. Specifically, we are expanding the building at our main plant facility in North Carolina to accommodate the additional volume going through our knit finishing, fabric inspection, and warehouse areas.  Most of our demand has been with our knitted fabric product line, and therefore we will be adding additional knit machines, a second finishing line, and related equipment to increase our capacity in knitted fabrics.

The adverse weather conditions experienced in many parts of the U.S. thus far in calendar 2014 and the related impact on furniture and mattress manufacturers and retailers could affect our net sales and profitability in the fourth quarter of fiscal 2014.

Gross Profit and Operating Income

Our profitability for the third quarter and nine months periods were affected by higher than expected transition costs associated with our new mattress cover operation (Culp Lava), as well as additional sampling and development costs to support new mattress fabric product introductions for calendar 2014. We experienced short-term challenges during the third quarter that lowered gross profit by approximately $600,000, as we absorbed the production of some mattress covers acquired from a previous supplier. However, as these specific covers are phased out of production during the fourth quarter of fiscal 2014, and new calendar 2014 mattress cover products are introduced, we expect improvement in our operating efficiencies and margins going forward. Despite these operational challenges, we are pleased with the added sales contribution from Culp Lava in fiscal 2014.

Bodet & Horst

On May 8, 2013, we entered into an asset purchase and consulting agreement with Bodet & Horst GMBH & Co. KG and certain affiliates (“Bodet & Horst”) that provided for, among other things, the purchase of equipment and certain other assets from Bodet & Horst and the restructuring of prior consulting and non-compete agreements pursuant to an earlier asset purchase and consulting agreement with Bodet & Horst dated August 11, 2008. This agreement was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. We agreed with Bodet & Horst to replace the prior non-compete agreement that prevented us from selling certain mattress fabrics and products to a leading manufacturer, which allows us to make such sales. In addition, the prior consulting and non-compete agreement, under which Bodet & Horst agreed not to sell most mattress fabrics in North America, was replaced, expanded and extended pursuant to the new asset purchase and consulting agreement. The purchase price for the equipment and the other assets was $2.6 million in cash.

Segment assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, goodwill, a non-compete agreement and customer relationships associated with an acquisition.

(dollars in thousands)	January 26, 2014	April 28, 2013	% Change
Accounts receivable and inventory	$36,818	$33,323	10.5%
Property, plant & equipment	27,822	28,578	(2.6)%
Goodwill	11,462	11,462	0.0%
Non-compete agreement	1,047	185	465.9%
Customer Relationships	830	-	100.0%

Accounts Receivable & Inventory

Accounts receivable increased due to the increase in net sales of 8.5% in the third quarter and fewer customers taking advantage of sales discounts in the third quarter of fiscal 2014 as compared with the third quarter of fiscal 2013.

Inventory increased due to current and expected demand trends as of the end of the third quarter of fiscal 2014 compared with the fourth quarter of fiscal 2013, as well as the increased sales contribution from Culp Lava.

Property, Plant & Equipment

The $27.8 million at January 26, 2014, represents property, plant and equipment of $20.1 million and $7.7 million located in the U.S. and Canada, respectively. The $28.6 million at April 28, 2013, represents property, plant, and equipment of $20.4 million and $8.2 million located in the U.S. and Canada, respectively.

The change in this segment’s property, plant, and equipment is due to depreciation expense of $3.5 million, offset by capital spending of $1.9 million, and $890,000 in equipment acquired in the Bodet & Horst asset purchase.

Non-Compete Agreement and Customer Relationships

The increases in carrying values of our non-compete agreement and customer relationships at January 26, 2014, are a result of the asset purchase transaction with Bodet & Horst, which was effective May 8, 2013.

Upholstery Fabrics Segment

Net Sales

	Three Months Ended
(dollars in thousands)	January 26, 2014		January 27, 2013		% Change

Non U.S. Produced	$31,108	92%	$25,351	90%	22.7%
U.S Produced	2,740	8%	2,831	10%	(3.2)%
Total	33,848	100%	28,182	100%	20.1%

	Nine Months Ended
(dollars in thousands)	January 26, 2014		January 27, 2013		% Change

Non U.S. Produced	$88,634	92%	$75,582	89%	17.3%
U.S Produced	7,450	8%	9,682	11%	(23.1)%
Total	96,084	100%	85,264	100%	12.7%

Our total upholstery fabric net sales for the third quarter and nine month periods of fiscal 2014 were better than expected, reflecting the continued favorable response from key customers to our designs and new product introductions. Product innovation and creativity are our top strategic priorities, allowing us to develop a diverse product mix of fabric styles and price points. In addition, we experienced a greater than expected level of sales in the third quarter as customers anticipated longer lead times related to the Chinese New Year holiday, which occured in late January of this year.

Our 100% owned China platform continued to be the primary catalyst of our sales growth in the third quarter and year-to-date periods of fiscal 2014. This platform offers significant manufacturing flexibility to produce a variety of product categories, and we have continued to leverage this capability to meet changing customer demand in line with furniture style trends. As a result, we have increased sales to our key customers, and attracted new customers, with our designs and new product offerings.

Although net sales of upholstery fabrics produced by our U.S. manufacturing facility are lower as compared to last year, this operation remained profitable. This continued profitability reflects our ability to manage our production costs and align them with current and expected demand trends.

The adverse weather conditions experienced in many parts of the U.S. thus far in calendar 2014 that have impacted furniture and mattress manufacturers and retailers, combined with the Chinese New Year holiday occurring entirely in the fourth quarter of fiscal 2014, could affect our net sales and profitability in the fourth quarter of fiscal 2014.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

	Three Months Ended
(dollars in thousands)	January 26, 2014	January 27, 2013	% Change

Gross profit	$6,238	$5,137	21.4%
Gross profit margins	18.4%	18.2%	1.1%
SG&A expenses	3,572	3,360	6.3%
Income from operations	2,666	1,777	50.0%
Operating margins	7.9%	6.3%	25.4%

	Nine Months Ended
(dollars in thousands)	January 26, 2014	January 27, 2013	% Change

Gross profit	$16,833	$14,974	12.4%
Gross profit margins	17.5%	17.6%	(0.6)%
SG&A expenses	10,007	9,857	1.5%
Income from operations	6,825	5,116	33.4%
Operating margins	7.1%	6.0%	18.3%

During the third quarter and the nine month periods of fiscal 2014, our upholstery fabric segment’s profitability has increased compared to the same periods a year ago due primarily to the increase in net sales noted above, combined with stable SG&A expenses compared to prior periods.

Culp Europe

Although currently an immaterial part of our business, we are continuing our efforts to develop our Culp Europe operation located in Poland. We have continued to make progress and remain optimistic about the future opportunities for Culp Europe to support our global sales efforts.

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant, and equipment.

(dollars in thousands)	January 26, 2014	April 28, 2013	% Change
Accounts receivable and inventory	$33,261	$28,487	16.8%
Property, plant & equipment	1,649	1,230	34.1%

Accounts Receivable & Inventory

Our increase in accounts receivable and inventory reflect this segment’s increased business volume in fiscal 2014 compared to fiscal 2013.

Property, Plant & Equipment

The $1.6 million at January 26, 2014, represents property, plant, and equipment located in the U.S. of $1.0 million, located in China of $561,000, and located in Poland of $47,000. The $1.2 million at April 28, 2013, represents property, plant, and equipment located in the U.S. of $908,000, located in China of $265,000, and located in Poland of $57,000.

The change in this segment’s property, plant, and equipment balance is primarily due to capital expenditures of $694,000 offset by depreciation expense of $454,000.

Other Income Statement Categories

Selling, General and Administrative Expenses

SG&A expenses for the company as a whole were $7.0 million for the third quarter of fiscal 2014 compared with 6.8 million for the third quarter of fiscal 2013. As a percent of net sales, SG&A expenses were 9.7% in the third quarter of fiscal 2014 compared with 10.7% in the third quarter of fiscal 2013. SG&A expenses were $21.3 million for the nine month period of fiscal 2014, compared with $21.7 million for the same period a year ago. As a percent of net sales, SG&A expenses were 10.0% for the nine month period of fiscal 2014 compared with 10.9% for the same period a year ago.

Although SG&A expenses were flat in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013, SG&A expenses for the nine month period of fiscal 2014 decreased 2% compared to the same period a year ago. SG&A decreased primarily due to lower unallocated corporate incentive compensation accruals, reflecting financial results that were not as high in relation to pre-established performance targets set at more challenging levels than the prior year.

Currently, SG&A expenses are expected to be higher in the fourth quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013, as a larger portion of incentive compensation was incurred in the nine month period of fiscal 2013, compared with the nine month period of fiscal 2014.

Interest Expense

Interest expense for the third quarter of fiscal 2014 was $91,000 compared to $145,000 for the third quarter of fiscal 2013. Interest expense for the nine month period of fiscal 2014 was $330,000 compared to $491,000 for the same period a year ago. This trend reflects lower outstanding balances of long-term debt.

Interest Income

Interest income was $148,000 for the third quarter of fiscal 2014 compared to $105,000 for the third quarter of fiscal 2013. Interest income was $343,000 for the nine month period of fiscal 2014 compared to $328,000 for the same period a year ago. This trend reflects higher cash and cash equivalent and short-term investment balances held with our foreign subsidiaries during fiscal 2014 compared to fiscal 2013.  Cash and cash equivalents and short-term investment balances held by our foreign subsidiaries earn higher interest rates as compared to our cash and cash equivalents and short-term investment balances held in the United States.

Other Expense

Other expense for the third quarter of fiscal 2014 was $279,000 compared with $300,000 during the third quarter of fiscal 2013. This change primarily reflects fluctuations in the foreign currency exchange rates of our subsidiaries domiciled in China. We have been able to mitigate the effects of foreign exchange rate fluctuations associated with our subsidiaries domiciled in Canada and Poland through maintenance of a natural hedge by keeping a balance of assets and liabilities denominated in foreign currencies other than the U.S. dollar. Although we will continue to try and maintain this natural hedge, there is no assurance that we will be able to continue to do so in the future reporting periods.

Other expense for the nine month period of fiscal 2014 was $895,000 compared with other expense of $421,000 for the same period a year ago. This increase primarily reflects fluctuations in the foreign exchange rate for our subsidiaries domiciled in China and a charge of $206,000 for the tentative settlement of litigation relating to environmental claims associated with a closed facility.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $216,000, or 1.4% of income before income tax expense, for the nine month period ended January 26, 2014, compared to an income tax benefit of $188,000, or (1.3)% of income before income tax expense, for the nine month period ended January 27, 2013. Our effective income tax rates for the nine month periods ended January 26, 2014, and January 27, 2013, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The income tax expense for the nine month period ended January 26, 2014, is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate decreased 36% for an income tax benefit of $5.4 million to record the U.S. income tax effects of the undistributed earnings from our foreign subsidiaries located in China. The $5.4 million income tax benefit recognized U.S. foreign income tax credits of $9.9 million offset by the U.S. income tax effects of the undistributed earnings from our China operations and foreign withholding taxes of $4.5 million. This $5.4 million income tax benefit was treated as a discrete event in which the full income tax effects of this adjustment were recorded in the three and nine month periods ended January 26, 2014, as it pertained to a change in judgment on prior periods' accumulated earnings and profits associated with our subsidiaries located in China (see below undistributed earnings section for further details).

●
The income tax rate increased 2% for adjustments primarily made to our state of North Carolina loss carryforwards for the decrease in future North Carolina corporate income tax rates commencing in fiscal 2015 and beyond. These adjustments were recorded in the first quarter, totaled $273,000, and represented a discrete event in which the full tax effects were recorded in the nine month period ending January 26, 2014.

●
The income tax rate decreased by 7% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●	The income tax rate increased by 4% for an increase in unrecognized tax benefits.

●	The income tax rate increased by 4.4% for stock-based compensation and other miscellaneous items.

The income tax expense for the nine month period ended January 27, 2013 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate was reduced by 84% for a reduction in our valuation allowance associated with our U.S. net deferred tax assets. This 84% reduction in our income tax rate is due to a change in judgment about the realization of our U.S. net deferred income tax assets in future years. Since the realization of our U.S. net deferred income tax assets is a result of a change in judgment about future years we recorded an income tax benefit of $12.1 million that represents a discrete event in which the full tax effects were recorded in the nine month period ending January 27, 2013.

●
The income tax rate was increased by 46% for the establishment of a deferred tax liability for U.S. income taxes that will be paid upon repatriation of undistributed earnings from our foreign subsidiaries located in Canada and China. This 46% increase in our income tax rate is due to a change in judgment in which our prior years’ accumulated earnings and profits associated with our subsidiaries located in Canada and China are no longer considered indefinitely reinvested. Since the establishment of our deferred tax liability is a result of a change in judgment about prior years’ accumulated earnings and profits, we recorded an income tax charge of $6.6 million that represents a discrete event in which the full tax effects were recorded for the nine month period ending January 27, 2013.

●	The income tax rate increased 5% for an increase in unrecognized tax benefits.

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

Deferred Income Taxes

Valuation Allowance

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessment at January 26, 2014, we recorded a partial valuation allowance of $1.0 million, of which $715,000 pertained to certain U.S. state net operating loss carryforwards and credits and $291,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at January 27, 2013, we recorded a partial valuation allowance of $926,000, of which $719,000 pertained to certain U.S. state net operating loss carryforwards and credits and $207,000 pertained to loss carryforwards associated with our Culp Europe operation located in Poland. Based on our assessment at April 28, 2013, we recorded a partial valuation allowance of $963,000, of which $722,000 pertained to certain U.S. state net operating loss carryforwards and credits and $241,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.

No valuation allowance was recorded against our net deferred tax assets associated with operations located in China and Canada at January 26, 2014, January 27, 2013, and April 28, 2013, respectively.

The recorded valuation allowance of $1.0 million at January 26, 2014, has no effect on our operations, loan covenant compliance, or the possible realization of certain U.S. state net operating loss carryforwards and credits and our loss carryforwards associated with our Culp Europe operation located in Poland. If it is determined that it is more-likely-than-not that we will realize any of these deferred tax assets, an income tax benefit will be recognized at that time.

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

During the third quarter of fiscal 2014, our operations located in China achieved positive accumulated earnings and profits for both U.S. income tax and financial reporting purposes for the first time since we determined our undistributed earnings from our foreign subsidiaries would not be reinvested indefinitely in the second quarter of fiscal 2013. As a result, we recorded an income tax benefit of $5.4 million to recognize U.S. foreign income tax credits of $9.9 million offset by the U.S. income tax effects of the undistributed earnings from our China operations and foreign withholding taxes totaling $4.5 million. This $5.4 million income tax benefit was treated as a discrete event in which the full income tax effects of this adjustment were recorded in the three and nine month periods ended January 26, 2014, as it pertained to a change in judgment on prior periods' accumulated earnings and profits associated with our subsidiaries located in China.

We had accumulated earnings from our foreign subsidiaries totaling $69.8 million, $56.3 million, and $56.7 million at January 26, 2014, January 27, 2013, and April 28, 2013, respectively.

At January 26, 2014, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $1.7 million, which included U.S. income and foreign withholding taxes totaling $26.9 million, offset by U.S. foreign income tax credits of $25.2 million.  At January 27, 2013, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $6.8 million, which included U.S. income and foreign withholding taxes totaling $21.9 million offset by U.S. foreign income tax credits of $15.1 million. At April 28, 2013, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $7.0 million, which included U.S. income and foreign withholding taxes totaling $22.0 million, offset by U.S. foreign income tax credits of $15.0 million.

Overall

At January 26, 2014, the current deferred tax asset of $7.5 million represents $7.3 million and $217,000 from our operations located in the U.S. and China, respectively. At January 26, 2014, the non-current deferred tax asset of $1.2 million represents $600,000 and $627,000 from our operations located in the U.S. and China, respectively. At January 26, 2014, the non-current deferred tax liability of $945,000 pertains to our operations located in Canada.

At January 27, 2013, the current deferred tax asset of $4.1 million represents $3.8 million and $329,000 from our operations located in the U.S. and China, respectively. At January 27, 2013, the non-current deferred tax asset of $4.2 million represents $3.4 million and $793,000 from our operations located in the U.S. and China, respectively. At January 27, 2013, the non-current deferred tax liability of $856,000 pertains to our operation located in Canada.

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

Uncertainty In Income Taxes

At January 26, 2014, we had $13.6 million of total gross unrecognized tax benefits, of which $4.0 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At January 27, 2013, we had $13.1 million of total gross unrecognized tax benefits, of which $4.2 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At April 28, 2013, we had $13.1 million of total gross unrecognized tax benefits, of which $4.2 million would favorably affect the income tax rate in future periods.

As of January 26, 2014, we had $13.6 million in gross unrecognized tax benefits, of which $9.6 million were classified as net non-current deferred income tax liability and $4.0 million were classified as income taxes payable –long-term in the accompanying consolidated balance sheets. As of January 27, 2013, we had $13.1 million in gross unrecognized tax benefits, of which $8.9 million were classified as net non-current deferred income tax assets and $4.2 million were classified as income taxes payable long-term in the accompanying consolidated balance sheets. As of April 28, 2013, we had $13.1 million in gross unrecognized tax benefits, of which $8.9 million were classified as net non-current deferred income tax liability and $4.2 million were classified as income taxes payable – long-term in the accompanying consolidated balance sheets.

We estimate that the amount of gross unrecognized tax benefits will increase by approximately $808,000 for fiscal 2014. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

Income Taxes Paid

Although we reported income tax expense of $216,000 for the nine month period of fiscal 2014 and an income tax benefit of $188,000 for the same period a year ago, we are currently paying income taxes associated with our subsidiaries located in China and Canada. As a result, we had income tax payments of $2.3 million for the nine month periods of fiscal 2014 and 2013, respectively.

Liquidity and Capital Resources

Liquidity

Our sources of liquidity include cash and cash equivalents, short-term investments, cash flow from operations, and amounts available under our unsecured revolving credit lines. These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our present cash and cash equivalents and short-term investment balance of $30.4 million at January 26, 2014, cash flow from operations, and the current availability under our unsecured revolving credit lines will be sufficient to fund our business needs and contractual obligations.

At January 26, 2014, our cash and cash equivalents and short-term investments totaled $30.4 million, exceeded our total debt (current maturities of long-term debt, long-term debt, and line of credit) of $5.0 million. In August of 2013, we paid our required annual principal payment of $2.2 million associated with our unsecured senior term notes. We have two remaining annual $2.2 million principal payments due August 2014 and 2015.

Our cash and cash equivalents and short-term investments increased from $28.8 million at April 28, 2013, despite spending $2.6 million on an asset purchase and consulting agreement associated with our mattress fabrics segment, $2.7 million on capital expenditures, $2.2 million on our annual principal payment noted above, and $1.6 million on dividend payments. This spending was funded by net cash provided by operating activities of $11.0 million

As a result of our increased liquidity, we have made the decision to return more funds to our shareholders. On June 12, 2013, we announced that our board of directors approved a 33% increase in payment of a quarterly cash dividend from $0.03 to $0.04 per share, commencing in the first quarter of fiscal 2014. On November 25, 2013, we announced that our board of directors approved a 25% increase in payment of a quarterly cash dividend from $0.04 to $0.05 per share, commencing in the third quarter of fiscal 2014. On February 25, 2014, we announced that our board of directors approved a quarterly cash dividend of $0.05 per share to be paid on or about April 15, 2014, to shareholders of record as of the close of business on April 1, 2014.

Dividend payments totaled $1.6 million and $7.2 million for the nine month periods ending January 26, 2014, and January 27, 2013, respectively. The dividend payments totaling $1.6 million for the nine month period ending January 26, 2014, represented quarterly dividend payments ranging from $0.04 to $0.05 per share. The dividend payments totaling $7.2 million for the nine month period ending January 27, 2013, represented a $6.1 million special cash dividend payment of $0.50 per share in the third quarter of fiscal 2013, and $1.1 million of quarterly dividend payments of $0.03 per share, respectively.

On February 25, 2014, we announced that our board of directors approved an increase to $5.0 million in the authorization to acquire our common stock, an increase from the $2.0 million authorization that was approved by our board of directors on August 29, 2012.

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

As of January 26, 2014, there have been no repurchases of common stock on the $2.0 million limit that was authorized on August 29, 2012.

Our cash and cash equivalents and short-term investment balance may be adversely affected by factors beyond our control, such as weakening industry demand and delays in receipt of payment on accounts receivable.

Working Capital

Accounts receivable at January 26, 2014, were $26.4 million, an increase of $2.1 million or 9% compared with $24.3 million at January 27, 2013. This increase in accounts receivable is primarily due to an increase in net sales of 14% for the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013, partially offset by a slight decrease in our days’ sales outstanding. Days’ sales outstanding decreased from 32 days for the third quarter of fiscal 2013 to 31 days for the third quarter of fiscal 2014.

Inventories as of January 26, 2014, were $43.7 million, an increase of $1.5 million, or 4%, compared with $42.2 million at January 27, 2013. This increase primarily reflects increased business volume in fiscal 2014 compared to fiscal 2013, expected demand trends in the fourth quarter of fiscal 2014, and the increased sales contribution from Culp Lava. Inventory turns for the third quarter of fiscal 2014 were 5.4 compared with 5.3 for the third quarter of fiscal 2013.

Accounts payable-trade as of January 26, 2014, was $25.2 million, a decrease of $1.0 million, or 4% compared with $26.2 million at January 27, 2013. This decrease primarily reflects the timing of our payments on outstanding vendor invoices resulting from the Chinese New Year holiday occurring in late January.

Operating working capital (comprised of accounts receivable and inventories, less accounts payable-trade and accounts payable-capital expenditures) was $44.7 million at January 26, 2014 compared with $40.2 million at January 27, 2013. Operating working capital turnover was 7.0 and 7.9 during the third quarters of fiscal 2014 and 2013, respectively.

Financing Arrangements

Unsecured Term Notes

We entered into a note agreement dated August 11, 2008 that provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The remaining principal payments are payable over an average term 1.5 years through August 11, 2015. Any principal pre-payments would be assessed a penalty as defined in the agreement. The agreement contains customary financial and other covenants as defined in the agreement.

Revolving Credit Agreement – United States

At April 28, 2013, we had an unsecured Amended and Restated Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) that provided for a revolving loan commitment of $7.6 million that was due to expire on August 25, 2013. This agreement provided for a pricing matrix to determine the interest rate payable on loans made under this agreement.

Effective August 13, 2013, we entered into a Credit Agreement (“Credit Agreement”) with Wells Fargo that replaced the agreement noted above. This Credit Agreement contains terms and covenants similar to the previous agreement and extends the term of the credit facility through August 31, 2015. Interest is charged at a rate equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement (applicable interest rate of 1.76% at January 26, 2014).

This Credit Agreement provides for an unsecured revolving loan commitment of $10.0 million to be used to finance working capital and for general corporate purposes. The amount of borrowings that are outstanding under the revolving credit agreement with Culp Europe noted below decrease the $10.0 million available under this Credit Agreement.

At January 26, 2014, January 27, 2013, and April 28, 2013, there was a $195,000 outstanding letter of credit (all of which related to workers compensation) provided by the Credit Agreement. There were no borrowings outstanding under the agreement at January 26, 2014, January 27, 2013, and April 28, 2013.

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit of up to 40 million RMB (approximately $6.6 million USD at January 26, 2014), expiring on June 8, 2014. This agreement has an interest rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of January 26, 2014, January 27, 2013, and April 28, 2013, respectively.

Revolving Credit Agreement – Europe

Prior to August 13, 2013, we had an unsecured credit agreement associated with our operations in Poland that provided for a line of credit of up to 6.8 million Polish Zloty (approximately $2.2 million USD). This agreement bears interest at WIBOR (Warsaw Interbank Offered Rate) plus 2% (applicable interest rate of 4.5% at January 26, 2014). There were $573,000, $576,000 and $561,000 (1.8 million Polish Zloty) in borrowings outstanding under this agreement at January 26, 2014, January 27, 2013, and April 28, 2013, respectively.

In connection with the Credit Agreement effective August 13, 2013 noted above, the outstanding borrowings, totaling $573,000 at January 26, 2014, are due on August 31, 2015 and decrease the $10.0 million available under the Credit Agreement.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At January 26, 2014, the company was in compliance with these financial covenants.

At January 26, 2014, the principal payment requirements of long-term debt during the next two years are: Year 1 – $2.2 million; and Year 2 - $2.2 million.

Capital Expenditures and Depreciation

Capital expenditures on a cash basis were $2.7 million for the nine months ended January 26, 2014 compared with $2.8 million for the nine months ended January 27, 2013. In addition, we acquired equipment for our mattress fabrics segment totaling $890,000 in connection with the Bodet & Horst asset purchase agreement. Capital expenditures, including the assets purchased in connection with the May 2013, Bodet & Horst asset purchase agreement, for the nine months ended January 26, 2014 and January 27, 2013, mostly related to our mattress fabrics segment. Depreciation expense was $4.0 million and $3.8 million for the nine months ended January 26, 2014 and January 27, 2013, respectively. Depreciation expense for the nine months ended January 26, 2014 and January 27, 2013, primarily related to the mattress fabrics segment.

For fiscal 2014, we currently expect cash capital expenditures to be approximately $5.2 million compared with $4.4 million in fiscal 2013 and $5.9 million in fiscal 2012. Planned capital expenditures for fiscal 2014 primarily relate to the mattress fabrics segment. For fiscal 2014, depreciation expense is projected to be $5.4 million, which primarily relates to the mattress fabrics segment.

Currently, for fiscal 2015, we expect capital spending and depreciation expense to each be approximately $6.0 million.

These are management’s current expectations only, and changes in our business needs could cause changes in plans for capital expenditures and expectations for related depreciation expense.

Critical Accounting Policies and Recent Accounting Developments

As of January 26, 2014, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended April 28, 2013.

Refer to Note 2 located in the notes to the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended April 28, 2013.

Contractual Obligations

As of January 26, 2014, there were no significant or new contractual obligations from those reported in our annual report on Form 10-K for the year ended April 28, 2013, with the exception of open purchase commitments to acquire equipment with regard to the mattress fabrics segment totaling $3.8 million at January 26, 2014, compared with $170,000 at April 28, 2013.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our revolving credit lines. Our U.S. revolving credit agreement bears interest at a rate equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. At January 26, 2014, there were no borrowings outstanding under our U.S. or China revolving credit lines. Our unsecured credit agreement associated with our operations located in Poland bears interest at WIBOR plus 2%. At January 26, 2014, $573,000 was outstanding under this agreement, and this amount is required to be paid in full by August 31, 2015, when this agreement expires.

Except as noted above, we are not exposed to market risk from changes in interest rates on our long-term debt. Our unsecured term notes have a fixed interest rate of 8.01%.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in China, Canada, and Poland. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and Poland, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates at January 26, 2014, would not have had a significant impact on our results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 26, 2014, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended January 26, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended January 26, 2014, except as disclosed in note 16 to the consolidated financial statements included in this report. Additional information about, our legal proceedings is disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 12, 2013 for the fiscal year ended April 28, 2013.

Item 1A.  Risk Factors

There have not been any material changes to our risk factors during the nine months ended January 26, 2014. Our risk factors are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 12, 2013 for the fiscal year ended April 28, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Sales Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 28, 2013 to December 1, 2013	-	-	-	$2,000,000
December 2, 2013 to December 29, 2013	-	-	-	$2,000,000
December 30, 2013 to January 26, 2014	-	-	-	$2,000,000
Total	-	-	-	$2,000,000

(1)
On August 29, 2012, we announced that our board of directors approved an authorization for us to acquire up to $2.0 million of our common stock. As of January 26, 2014, there have been no common stock repurchases on the $2.0 million amount authorized on August 29, 2012. On February 25, 2014, we announced that our board of directors approved an increase to $5.0 million in the authorization for us to acquire our common stock.

Item 6.  Exhibits

The following exhibits are submitted as part of this report.

3(i)
Articles of Incorporation of the company, as amended, were filed as Exhibit 3(i) to the company’s Form 10-Q for the quarter ended July 28, 2002, filed September 11, 2002 (Commission File No. 001-12597), and are incorporated herein by reference.

3 (ii)	Restated and Amended Bylaws of the company, as amended November 12, 2007, were filed as Exhibit 3.1 to the company’s Form 8-K dated November 12, 2007, and incorporated herein by reference.

10.1	Amended and Restated Deferred Compensation Plan for Certain Key Employees

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CULP, INC.
(Registrant)

Date: March 7, 2014	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant
and also signing as principal financial officer)

	By:	/s/ Thomas B. Gallagher, Jr.
Thomas B. Gallagher, Jr.
Corporate Controller
(Authorized to sign on behalf of the registrant
and also signing as principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Amended and Restated Deferred Compensation Plan for Certain Key Employees

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document