Form 10-K
period 2014-04-27
CULP INC
filed 2014-07-11
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 1O-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 27, 2014

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
Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐  NO ☒

As of April 27, 2014, 12,250,030 shares of common stock were outstanding.  As of October 27, 2013, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $204,553,523 based on the closing sales price of such stock as quoted on the New York Stock Exchange (NYSE), assuming, for purposes of this report, that all executive officers and directors of the registrant are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A of the Securities and Exchange Commission in connection with its Annual Meeting of Shareholders to be held on September 16, 2014 are incorporated by reference into Part III of this Form 10-K.

CULP, INC.
FORM 10-K REPORT

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

Parts I and II of this report contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 27A of the Securities and Exchange Act of 1934).  Such statements are inherently subject to risks and uncertainties. Further, forward-looking statements are intended to speak only as of the date on which they are made, and we disclaim any duty to update such statements.  Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “estimate,” “plan,” “project,” and their derivatives, and include but are not limited to statements about expectations for our future operations, production levels, sales, gross profit margins, operating income, SG&A or other expenses, earnings, cash flow, and other performance measures, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions.  Decreases in these economic indicators could have a negative effect on our business and prospects.  Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect the company adversely.  Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in the value of the U.S. dollar versus other currencies could affect our financial results because a significant portion of our operations are located outside the United States.  Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on our sales in the U.S. of products produced in those places.  Also, economic and political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets.  Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements are included in the “Risk Factors” section of this report in Item 1A.

PART 1

ITEM 1.  BUSINESS

Overview

Culp, Inc. manufactures, sources, and markets mattress fabrics used for covering mattresses and box springs, and upholstery fabrics primarily used in production of upholstered furniture.  The company competes in a fashion-driven business, and we are striving to differentiate ourselves by placing sustained focus on product innovation and creativity. In addition, Culp places great emphasis on providing creative designs, excellent and dependable service to our customers. Our focused efforts to protect our financial strength, has allowed us to maintain our position as a financially stable and trusted supplier of innovative fabrics to bedding and furniture manufacturers.

We believe Culp is the largest producer of mattress fabrics in North America and one of the largest marketers of upholstery fabrics for furniture in North America, measured by total sales.  We have two operating segments — mattress fabrics and upholstery fabrics.  The mattress fabrics business markets primarily knitted and woven fabrics, and sewn covers made from those fabrics, which are used in the production of bedding products, including mattresses, box springs, and mattress sets.  The upholstery fabrics business markets a variety of fabric products that are used in the production of primarily residential and commercial upholstered furniture, sofas, recliners, chairs, loveseats, sectionals, sofa-beds and office seating.  Culp primarily markets fabrics that have broad appeal in the “good” and “better” priced categories of furniture and bedding.

Culp markets a variety of fabrics in different categories to its global customer base, including fabrics produced at our manufacturing facilities and fabrics produced by other suppliers.  We had fourteen active manufacturing plants and distribution facilities as of the end of fiscal 2014, located in North and South Carolina; Quebec, Canada; Shanghai, China; and Poznan, Poland.  We also source fabrics from other manufacturers, located primarily in China and Turkey, with almost all of those fabrics produced specifically for Culp and created by Culp designers.  We operate distribution centers in North Carolina and Shanghai, China, to facilitate distribution of our products, and we also operate a small distribution facility in Poznan, Poland.  Over the past decade, the portion of total company sales represented by fabrics produced outside of the U.S. and Canada has increased, while sales of goods produced in the U.S. have decreased.  This trend is due primarily to the upholstery fabrics segment, where more than 90% of our sales now consist of fabrics produced in Asia.

Total net sales in fiscal 2014 were $287.2 million.  The mattress fabrics segment had net sales of $160.7 million (56% of total net sales), while the upholstery fabrics segment had net sales of $126.5 million (44% of total net sales).

During fiscal 2014, both segments continued to build upon strategic initiatives and structural changes made over the last several years.  The flexible manufacturing and sourcing platform created through these changes has allowed Culp to place a greater emphasis on product innovation and introduction of new designs to keep current with industry trends and differentiate our products.  This approach has helped us drive consistent sales growth, with fiscal 2014 representing our fifth consecutive year of higher net sales.

The bedding and furniture industries were adversely affected by the economic downturn that occurred beginning in fiscal 2008.  In particular, a large decline in the housing industry had a significant negative impact on demand for home furnishings, which utilize our products.  Industry strength and demand for our products has improved during the past several years, although business conditions have still not improved to the levels seen before the economic downturn.  During the same period, we have experienced positive responses from customers to our innovative designs and new products introduced during these years, and our sales and profits have responded accordingly.  Pre-tax income reported for fiscal 2014 was $19.0 million, the second highest level for the company in more than 15 years and second only to the prior fiscal year.  An increasing percentage of our sales is now based on new product introductions.

The mattress fabrics segment has made strategic investments in capital projects and expansion initiatives in recent years, to maintain a flexible approach to fabrics sourcing,  while dealing with challenging industry conditions.  These expenditures involved expansion projects to provide increased manufacturing capacity and more efficient equipment for this segment, as well as several successful acquisitions.  During fiscal 2013, this segment announced a new joint marketing agreement to market sewn mattress covers, which involved the establishment of a new production facility.  Early in fiscal 2014, we completed an asset purchase and related consulting agreement that provided for, among other things, the purchase of equipment and certain other assets and the restructuring of prior consulting and non-compete agreements. This allowed for further expansion of our mattress fabrics business.

Our upholstery fabrics segment underwent major changes over the past decade, transforming from a primarily U.S.-based manufacturing operation with large amounts of fixed assets, to a more flexible variable cost model, with most fabrics sourced in Asia. At the same time , we have maintained control over the key components of fabric production such as design, finishing, quality control, and distribution.  These changes involved a multi-year restructuring process that ended in fiscal 2009, during which time our upholstery fabric sales declined considerably.  This multi-year trend of declining upholstery revenues has reversed, and sales in this segment have now increased for each of the past five fiscal years.  Since the end of the multi-year restructuring, we have focused on product development and marketing, including the exploration of new markets.

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

Culp maintains an Internet website at www.culp.com.  We will make this annual report and our other annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available free of charge on our Internet site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.  Information included on our website is not incorporated by reference into this annual report.

Segments

Our two operating segments are mattress fabrics and upholstery fabrics.  The following table sets forth certain information for each of our segments.

	Sales by Fiscal Year ($ in Millions) and Percentage of Total Company Sales

Segment	Fiscal 2014		Fiscal 2013		Fiscal 2012
Mattress Fabrics	$160.7	(56%)	154.0	(57%)	$145.5	(57%)
Upholstery Fabrics
Non-U.S.-Produced	$116.0	(40%)	$102.1	(38%)	$95.5	(38%)
U.S.-Produced	$10.5	(4%)	$12.7	(5%)	$13.4	(5%)
Total Upholstery	$126.5	(44%)	$114.8	(43%)	$108.9	(43%)
Total company	$287.2	(100%)	$268.8	(100%)	$254.4	(100%)

Additional financial information about our operating segments can be found in Note 16 to the Consolidated Financial Statements included in Item 8 of this report.

Mattress Fabrics.  The mattress fabrics segment, also known as Culp Home Fashions, manufactures and markets mattress fabric and mattress covers to bedding manufacturers.  These products include woven jacquard fabrics, knitted fabrics, and some converted fabrics.  Culp Home Fashions has manufacturing facilities located in Stokesdale and High Point, North Carolina, and St. Jerome, Quebec, Canada.  One Stokesdale plant and the St. Jerome plant both manufacture and finish jacquard (damask) fabric.  The main Stokesdale plant finishes knitted fabric, and houses the division offices and finished goods distribution capabilities, while the High Point facility houses most of our knitted mattress fabrics manufacturing operations.  During fiscal 2013, the mattress fabrics division established a second plant in Stokesdale to produce cut and sewn mattress covers, a growing product category that is used primarily by producers of specialty (non-innerspring) bedding.  We have also maintained flexibility in our supply of the major categories of mattress fabrics.  Most of our woven jacquard and knitted fabrics can be produced in multiple facilities (internal or external to the company), providing us with mirrored, reactive capacity involving state of the art capabilities across plant facilities.

Culp Home Fashions had capital expenditures during the past ten years totaling approximately $45 million, which primarily provided for increased knit machine capacity, faster and more efficient weaving machines, and the initial capital required for our sewn cover business.  These capital expenditures also provided high technology finishing equipment for woven and knitted fabric.  In order to maintain our leading edge technology and support modernization and expansion projects, we expect a significant increase for fiscal 2015 in our capital investments in the mattress fabrics segment.

Asset acquisition transactions with Bodet & Horst USA, LP and Bodet & Horst GmbH & Co. KG, in fiscal 2009 and fiscal 2014, respectively, allowed us to enhance and secure our competitive position and to increase our mattress fabrics business.  Prior to fiscal 2009, Bodet & Horst had been serving as our primary source of knitted mattress fabrics, and the two transactions allowed us to secure our supply for this important and growing product category, while also gaining control of product development and enhancing customer service.  The transactions also involved consulting and non-compete agreements that enhanced our mattress fabrics product development and helped to secure our end markets.  In addition to these transactions, we have continued to make further investments in knitting machines and finishing equipment, increasing our internal production capacity substantially.

Our new sewn mattress cover business, established during fiscal 2013, participates in a joint marketing agreement for the production and marketing of sewn mattress covers and represents a further step in our efforts to respond to industry demands.  The marketing venture is known as Culp-Lava Applied Sewn Solutions (CLASS), and is a joint marketing effort with A. Lava & Son Co. of Chicago, a leading provider of mattress covers.  This manufacturing operation, located near our other plants in North Carolina, involves leased space and a limited capital investment in equipment.  Teaming with A. Lava & Son allows us to have two mirrored manufacturing facilities and great flexibility in meeting demand for mattress covers from bedding producers.

Upholstery Fabrics.  The upholstery fabrics segment markets fabrics for residential and commercial furniture, including jacquard woven fabrics, velvets, microdenier suedes, woven dobbies, knitted fabrics and piece-dyed woven products.  This segment operates fabric manufacturing facilities in Anderson, South Carolina, and Shanghai, China.  We market fabrics produced in these two locations, as well as a variety of upholstery fabrics sourced from third party producers, mostly in China.  In the past fiscal year, sales of non-U.S. produced upholstery accounted for approximately 92% of our upholstery fabric sales.

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

During the time we reduced our U.S. upholstery operations, we established operations in China and gradually expanded them over time to include a variety of activities.  The facilities near Shanghai now include fabric sourcing, finishing, warehousing, quality control and inspection operations, as well as a plant where sourced fabrics are cut and sewn into “kits” made to specifications of furniture manufacturing customers.  More recent developments in our China operations include expansion of our product development and design capabilities in China and further strengthening of key strategic partnerships with mills.  We also expanded our marketing efforts to sell our China products in countries other than the U.S., including the Chinese local market.  Another recent trend that has benefitted the upholstery segment is the increasing use of upholstery-type fabrics in bedding, which allows us to cross-market our upholstery products and design capabilities with our mattress fabrics division.

We established a new subsidiary called Culp Europe during fiscal 2011, a marketing and distribution operation based in Poland, an area of Europe with a high concentration of furniture suppliers.  This operation targets furniture manufacturers in the European market. Although our efforts to grow this part of our business have been challenged by ongoing weak economic conditions in Europe, we continue to view this market as an opportunity for growth, with high living standards, fashion conscious consumers, and short replacement cycles for upholstered furniture.  We are currently reviewing the company’s best long-term strategy for marketing upholstery fabrics in Europe.  Culp Europe accounted for approximately 2.5% of our upholstery sales in fiscal 2014.

Over the past decade, we have moved our upholstery business from one that relied on a large fixed capital base that is difficult to adjust to a more flexible and scalable marketer of upholstery fabrics that meets changing levels of customer demand and tastes.  At the same time, we have maintained control of the most important “value added” aspects of our business, such as design, finishing, quality control, and logistics.  This strategic approach has allowed us to limit our investment of capital in fixed assets and control the costs of our products, while continuing to leverage our design and finishing expertise, industry knowledge, and important relationships.

Even as economic conditions and furniture demand remained challenging during fiscal 2014, our upholstery fabrics sales increased for the fifth consecutive year.  These gains reversed a ten-year trend of declining upholstery sales that ended with fiscal 2009, as we had substantially overhauled our operating model during this time period. We believe our increased sales in the upholstery fabrics segment have been achieved primarily through implementation of a business strategy that included:  1) innovation in a low-cost environment, 2) speed-to-market execution, 3) consistent quality, 4) reliable service and lead times, and 5) increased recognition of and reliance on the Culp brand.  A return to profitability in upholstery fabrics has been achieved through development of a unique business model that has enabled the upholstery segment to execute a strategy that we believe is clearly differentiated from our competitors.  In this way, we have maintained our ability to provide furniture manufacturers with products from every category of fabric used to cover upholstered furniture, and to meet continually changing demand levels and consumer preferences.

Overview of Industry and Markets

Culp markets products primarily to manufacturers that operate in three principal markets.  The mattress fabrics segment supplies the bedding industry, which produces mattress sets (mattresses, box springs, and foundations).  The upholstery fabrics segment supplies the residential furniture industry and, to a lesser extent, the commercial furniture industry.  The residential furniture market includes upholstered furniture sold to consumers for household use, including sofas, sofa-beds, chairs, recliners, and sectionals.  The commercial furniture and fabrics market includes upholstered office seating and modular office systems sold primarily for use in offices and other institutional settings, fabrics used in the hospitality industry, and commercial textile wall coverings.  The principal industries into which the company sells products are described below.  Currently the vast majority of our products are sold to manufacturers for end use in the U.S., and thus the discussions below are focused on U.S. markets.

Overview of Bedding Industry

The bedding industry has contracted and expanded in recent years in accordance with the general economy, although traditionally the industry has been relatively mature and stable.  This is due in part to the fact that a majority of bedding industry sales are replacement purchases, which are less volatile than sales based on economic growth and new household formations.

Unlike the residential furniture industry, which continues to face intense competition from imports, the U.S. bedding industry has largely remained a North American-based business with limited competition from imports.  Imports of bedding into the U.S. have increased in recent years, but imported beds still represent only a small fraction of total U.S. bedding sales.  The primary reasons for this fact include:  1) the short lead times demanded by mattress manufacturers and retailers due to their quick service delivery model, 2) the limited inventories carried by manufacturers's and retailers requires “just-in-time” delivery of product, 3) the customized nature of each manufacturer's and retailer’s product lines, 4) high shipping and import duty costs, 5) the relatively low direct labor content in mattresses, and 6) strong brand recognition and importance.

A key trend driving the bedding industry is increased awareness among consumers about the health benefits of better sleep, which has caused an increased focus on the quality of bedding products and an apparent willingness on the part of consumers to upgrade their bedding.  Another important trend is the strong and growing emphasis on the design knitted or woven into mattress fabrics to appeal to the customer’s visual attraction and perceived value of the mattress on the retail floor.  Mattress fabric design efforts are based on current trends in home décor and fashion.  Another trend has been the growth in non-traditional sources for retail mattress sales such as wholesale warehouse clubs and the internet. These sales channels have the potential to increase overall consumption of goods due to convenience and high traffic volume which in turn results in higher turnover of product.  Among fabric types, knitted fabrics have continued to increase in popularity.  Knitted fabric was initially used primarily on premium mattresses, but these products are now being placed increasingly on mattresses at mid-range to lower retail price points.

Overview of Residential and Commercial Furniture Industry

Sales of residential and commercial furniture were both severely affected by the global economic downturn in 2008-2009, and have now been in recovery for several years along with the overall economy.  The pace of recovery since 2010 has been relatively steady, but modest, as has the growth rate for the economy as a whole.  Sales of residential furniture are influenced significantly by the housing industry and by trends in home sales and household formations, while demand for commercial furniture generally reflects economic trends affecting businesses.

The sourcing of components and fully assembled furniture from overseas continues to play a major role in the furniture industry.  By far, the largest source for these imports continues to be China.  Imports of upholstery fabric, both in roll and in “kit” form, have also had a significant impact on the market for upholstery fabrics in recent years.  Fabrics entering the U.S. from China and other low labor cost countries are resulting in increased price competition in the upholstery fabric and upholstered furniture markets.

Supply shortages and higher prices for leather have created increased opportunities for suppliers of “leather look” and suede fabrics, and for suppliers of upholstery generally.  In general, the residential furniture industry has been consolidating for several years.  The result of this trend is fewer, but larger, customers for marketers of upholstery fabrics.  Intense price competition continues to be an important consideration for both residential and commercial furniture.

Products

As described above, our products include mattress fabrics and upholstery fabrics, which are the company’s identified operating segments.

Mattress Fabrics Segment

Mattress fabrics segment sales constituted 56% to 57% of our total net sales in each of the past three fiscal years.  The company has emphasized fabrics that have broad appeal at prices generally ranging from $2.25 to $5.60 per yard.

Upholstery Fabrics Segment

Upholstery fabrics segment sales totaled 43% to 44% of our sales for each of the past three fiscal years.  The company has emphasized fabrics that have broad appeal at “good” and “better” prices, generally ranging from $3.00 to $8.25 per yard.

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

Upholstery Fabrics
Woven jacquards	Elaborate, complex designs such as florals and tapestries in traditional, transitional, and contemporary styles. Woven on intricate looms using a wide variety of synthetic and natural yarns.
Woven dobbies
Fabrics that use straight lines to produce geometric designs such as plaids, stripes, and solids in traditional and country styles.  Woven on less complicated looms using a variety of weaving constructions and primarily synthetic yarns.

Velvets	Soft fabrics with a plush feel. Produced with synthetic yarns, by weaving into a base fabric. Basic designs such as plaids in both traditional and contemporary styles.
Converted
Fabrics woven or knitted using microdenier polyester yarns, which are piece dyed and finished, usually by sanding.  The fabrics are typically plain or small jacquard designs, with some being printed.  These are sometimes referred to as microdenier suedes, and some are “leather look” fabrics.

Manufacturing and Sourcing

Mattress Fabrics Segment

Our mattress fabrics segment operates four manufacturing plants, with two located in Stokesdale, North Carolina, and one each in High Point, North Carolina, and St. Jerome, Quebec, Canada.  Over the past ten fiscal years, we made capital expenditures of approximately $45 million to consolidate all of our production of woven jacquards, or damask fabric, to these plants and to modernize both knit and weaving equipment, enhance and provide knit and woven finishing capabilities, and expand capacity in each of these facilities.  The result has been an increase in manufacturing efficiency and reductions in operating costs, as well as expanded product offerings.

Jacquard mattress fabric is woven at the St. Jerome plant and our main Stokesdale plant, and knitted fabrics are produced at the High Point facility.  Most finishing and inspection processes for mattress fabrics are conducted at the main Stokesdale plant.  In fiscal 2013, we announced a new joint marketing arrangement with a producer of sewn mattress covers for bedding.  This effort resulted in the establishment of an additional manufacturing facility in Stokesdale to produce and market sewn mattress covers.

In addition to the mattress fabrics we manufacture, we have important supply arrangements in place that allow us to source mattress fabric from strategic suppliers.  A portion of our woven jacquard fabric and knitted fabric is obtained from a supplier located in Turkey, based on designs created by Culp designers.

We have also begun to source some Culp-designed knitted fabrics from suppliers based in China, and we are sourcing certain converted fabric products (such as suedes, pile fabrics and embroidered fabrics) through our China platform.

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

A large portion of our upholstery fabric products, as well as certain elements of our production processes, are being sourced from outside suppliers.  The development of our facilities in China has provided a base from which to access a variety of products, including certain fabrics (such as microdenier suedes) that are not produced anywhere within the U.S.  We have found opportunities to develop significant relationships with key overseas suppliers in China that allow us to source products on a cost-effective basis, while limiting our investment of capital in manufacturing assets.  We source unfinished and finished fabrics from a limited number of strategic suppliers in China who are willing to commit significant capacity to meet our needs while working with our product development team to meet the demands of our customers.  We also source a portion of our yarns for our U.S. operation through our China facilities.  The remainder of our yarn is obtained from other suppliers around the world.

Product Design and Styling

Consumer tastes and preferences related to bedding and upholstered furniture change over time.  The use of new fabrics and creative designs remains an important consideration for manufacturers to distinguish their products at retail and to capitalize on changes in preferred colors, patterns and textures.  Culp’s success is largely dependent on our ability to market fabrics with appealing designs and patterns.  The process of developing new designs involves maintaining an awareness of broad fashion and color trends both in the United States and internationally.

Mattress Fabrics Segment

Design innovation is an increasingly important element of producing mattress fabrics.  Price point delineation is accomplished through fabric quality as well as variation in design.  Additionally, consumers are drawn to the mattress that is most visually appealing when walking into a retail showroom.  Fiber differentiation also plays an important part in design.  For example, rayon, organic cotton, and other special fibers are incorporated into the design process to allow the retailer to offer consumers additional benefits related to their sleeping experience.  Similarly, many fabrics contain special production finishes that enhance fabric performance.  Mattress fabric designs are not introduced on a scheduled season.  Designs are typically introduced upon the request of the customer as they plan introduction to their retailers.  Additionally, we work closely with our customers on new design offerings around the major furniture markets such as High Point, North Carolina and Las Vegas, Nevada.

Upholstery Fabrics Segment

The company has developed an upholstery fabrics design and product development team (with staff located in the U.S. and in China) with focus on designing for value primarily on body cloths, while promoting style leadership with pillow fabrics and color.  The team searches continually for new ideas and for the best sources of raw materials, yarns, and fabrics, utilizing a supply network located mostly in China.  Using these design elements, they develop product offerings using ideas and materials which take both fashion trends and cost considerations into account to offer products designed to meet the needs of furniture manufacturers and ultimately the desires of consumers.  Upholstery fabric designs are introduced at major fabric trade conferences that occur twice a year in the United States (June and December).  In recent years we have become more aggressive in registering copyrights for popular fabric patterns and taking steps to discourage the illegal copying of our proprietary designs.

Distribution

Mattress Fabrics Segment

The vast majority of our shipments of mattress fabrics originate from our facilities in Stokesdale, North Carolina  Through arrangements with major customers and in accordance with industry practice, we maintain a significant inventory of mattress fabrics at our distribution facility in Stokesdale (“make to stock”), so that products may be shipped to customers with short lead times and on a “just in time” basis.

Upholstery Fabrics Segment

A majority of our upholstery fabrics are marketed on a “make to order” basis and are shipped directly from our distribution facilities in Burlington, North Carolina and Shanghai, China.  We also distribute upholstery fabrics from our facilities in Poznan, Poland.  In addition to “make to order” distribution, an inventory comprised of a limited number of fabric patterns is held at our distribution facilities in Burlington and Shanghai from which our customers can obtain quick delivery of sourced fabrics through a program known as “Culp Express.”  Beginning in fiscal 2010 and continuing through fiscal 2014, market share opportunities have been expanded through strategic selling partnerships.

Sources and Availability of Raw Materials

Mattress Fabrics Segment

Raw materials account for approximately 60%-70% of mattress fabric production costs.  The mattress fabrics segment purchases synthetic yarns (polypropylene, polyester, and rayon), certain greige (unfinished) goods, latex adhesives, laminates, dyes, and other chemicals.  Most of these materials are available from several suppliers, and prices fluctuate based on supply and demand, the general rate of inflation, and particularly on the price of petrochemical products.  The mattress fabrics segment has generally not had significant difficulty in obtaining raw materials.

Upholstery Fabrics Segment

Raw materials account for approximately 65% of upholstery fabric manufacturing costs for products the company manufactures.  This segment purchases synthetic yarns (polypropylene, polyester, acrylic, and rayon), acrylic staple fiber, latex adhesives, dyes, and other chemicals from various suppliers.

Increased reliance by both our U.S. and China upholstery operations on outside suppliers for basic production needs such as base fabrics, yarns, and finishing services has caused the upholstery fabrics segment to become more vulnerable to price increases, delays, or production interruptions caused by problems within businesses that we do not control.

Both Segments

Many of our basic raw materials are petrochemical products or are produced from such products.  For this reason, our material costs can be sensitive to changes in prices for petrochemicals and the underlying price of oil.  While increases in raw material prices negatively affected profits for both of our segments in the fiscal years from 2009 to 2011, the impact was less severe in fiscal 2012, and during the two most recent fiscal years raw materials have remained relatively stable.

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

Competition

Competition for our products is high and is based primarily on price, design, quality, timing of delivery, and service.

Mattress Fabrics Segment

The mattress fabrics market is concentrated in a few relatively large suppliers.  We believe our principal mattress fabric competitors are Bekaert Textiles B.V., Global Textile Alliance, and several smaller companies producing knitted and other fabric.

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

Our operations involve a variety of materials and processes that are subject to environmental regulation.  Under current law, environmental liability can arise from previously owned properties, leased properties, and properties owned by third parties, as well as from properties currently owned and leased by the company.  Environmental liabilities can also be asserted by adjacent landowners or other third parties in toxic tort litigation.

In addition, under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), and analogous state statutes, liability can be imposed for the disposal of waste at sites targeted for cleanup by federal and state regulatory authorities.  Liability under CERCLA is strict as well as joint and several.

The U.S. Congress is currently considering legislation to address climate change that is intended to reduce overall greenhouse gas emissions, including carbon dioxide.  In addition, the U.S. Environmental Protection Agency has made a determination that greenhouse gas emissions may be a threat to human health and the environment.  International agreements may also result in new regulations on greenhouse gas emissions.  It is uncertain if, when, and in what form, a mandatory carbon dioxide emissions reduction program may be enacted either through legislation or regulation.  However, if enacted, this type of program could materially increase our operating costs, including costs of raw materials, transportation, and electricity.  It is difficult to predict the extent to which any new rules or regulations would affect our business, but we would expect the effect on our operations to be similar to that for other manufacturers, particularly those in our industry.

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

See the discussion of an environmental claim against the company that was recently settled below in Item 3 — “Legal Proceedings.”

Employees

As of April 27, 2014, we had 1,167 employees, compared to 1,171 at the end of fiscal 2013.  Overall, our total number of employees has remained fairly steady over the past five years, with increases in the mattress fabrics segment and decreases in the upholstery segment during that period.

The hourly employees at our manufacturing facility in Canada (approximately 12% of the company’s workforce) are represented by a local, unaffiliated union.  The collective bargaining agreement for these employees expires on February 1, 2017.  We are not aware of any efforts to organize any more of our employees, and we believe our relations with our employees are good.

The following table illustrates the changes in the location of our workforce and number of employees, as of year-end, over the past five fiscal years.

	Number of Employees

	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010
Mattress Fabrics Segment	592	577	492	466	439
Upholstery Fabrics Segment
United States	129	121	113	130	125
Poland	4	5	8	6	-
China	438	464	497	543	537
Total Upholstery Fabrics Segment	571	590	618	679	662
Unallocated corporate	4	4	4	4	4
Total	1,167	1,171	1,114	1,149	1,105

Customers and Sales

Mattress Fabrics Segment

Major customers for our mattress fabrics include the leading bedding manufacturers: Sealy, Serta (National Bedding), Corsicana, and Simmons.  The loss of one or more of these customers would have a material adverse effect on the company.  Our two largest customers in the mattress fabrics segment are (1) Serta Simmons Holdings, LLC, accounting for approximately 22% of the company’s overall sales in fiscal 2014, and (2) Tempur Sealy International, Inc., accounting for approximately 11% of our overall sales in fiscal 2014.  The loss of either of these customers would have a material adverse effect on the company.  Our mattress fabrics customers also include many small and medium-size bedding manufacturers.

Upholstery Fabrics Segment

Our major customers for upholstery fabrics are leading manufacturers of upholstered furniture, including Ashley, Bassett, Best Home Furnishings, Flexsteel, Heritage Home Group (Broyhill and Lane), Klaussner Furniture, La-Z-Boy (La-Z-Boy Residential and England), and Southern Motion.  Major customers for the company’s fabrics for commercial furniture include HON Industries.  Our largest customer in the upholstery fabrics segment is La-Z-Boy Incorporated, the loss of which would have a material adverse effect on the company.  Our sales to La-Z-Boy accounted for approximately 13% of the company’s total net sales in fiscal 2014.

The following table sets forth our net sales by geographic area by amount and percentage of total net sales for the three most recent fiscal years.

Net Sales by Geographic Area
(dollars in thousands)

	Fiscal 2014		Fiscal 2013		Fiscal 2012

United States	232,078	80.8%	207,201	77.1%	$200,394	78.8%
North America	15,556	5.4	11,900	4.4	10,417	4.1
(Excluding USA)
Far East and Asia	33,487	11.7	43,907	16.3	38,279	15.0
All other areas	6,041	2.1	5,806	2.2	5,353	2.1
Subtotal (International)	55,084	19.2	61,613	22.9	54,049	21.2
Total	287,162	100%	268,814	100%	$254,443	100.00%

For additional segment information, see Note 16 in the consolidated financial statements.

Backlog

Mattress Fabrics Segment

The backlog for mattress fabric is not a reliable predictor of future shipments because the majority of sales are on a just-in-time basis.

Upholstery Fabrics Segment

Although it is difficult to predict the amount of backlog that is “firm,” we have reported the portion of the upholstery fabric backlog from customers with confirmed shipping dates within five weeks of the end of the fiscal year.  On April 27, 2014 the portion of the upholstery fabric backlog with confirmed shipping dates prior to June 1, 2014 was $9.1 million, all of which are expected to be filled early during fiscal 2015, as compared to $9.0 million as of the end of fiscal 2013 (for confirmed shipping dates prior to June 2, 2013).

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

It has been challenging to maintain and increase sales levels in the upholstery fabrics segment.

Although sales have increased in recent years for our upholstery fabrics segment, we experienced declines in sales for this business for many years prior to the last five fiscal years. Increased competition and fragmentation of the upholstery fabrics business, including a dramatic shift to imported fabrics and resulting price deflation for upholstery fabrics, have led to a significant reduction in the size of our upholstery business. Opportunities for growth and profitability gains for this segment are encouraging, but there is no assurance that we will be able to maintain or consistently grow this business in the future.

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

Changes in the price, availability, and quality of raw materials could increase our costs or cause production delays and sales interruptions, which would result in decreased earnings.

We depend upon outside suppliers for most of our raw material needs, and increasingly we rely upon outside suppliers for component materials such as yarn and unfinished fabrics, as well as for certain services such as finishing and weaving. Fluctuations in the price, availability, and quality of these goods and services could have a negative effect on our production costs and ability to meet the demands of our customers, which would affect our ability to generate sales and earnings. In many cases, we are not able to pass through increased costs of raw materials or increased production costs to our customers through price increases. In particular, many of our basic raw materials are petrochemical products or are produced from such products. For this reason, our material costs are especially sensitive to changes in prices for petrochemicals and the underlying price of oil. Increases in prices for oil, petrochemical products or other raw materials and services provided by outside suppliers could significantly increase our costs and negatively affect earnings.  Increases in market prices for certain fibers and yarns had a material adverse impact on our profit margins during fiscal 2011 and 2012.  Although our raw material costs were more stable during our two most recent fiscal years, higher raw material prices could have a negative effect on our profits in the future.

Increases in energy costs would increase our operating costs and could adversely affect earnings.

Higher prices for electricity, natural gas, and fuel increase our production and shipping costs. A significant shortage, increased prices, or interruptions in the availability of these energy sources would increase the costs of producing and delivering products to our customers, and would be likely to adversely affect our earnings. In many cases, we are not able to pass along the full extent of increases in our production costs to customers through price increases.  Energy costs have varied significantly during recent fiscal years, and remain a volatile element of our costs. Further increases in energy costs could have a negative effect on our earnings.

Business difficulties or failures of large customers could result in a decrease in our sales and earnings.

We currently have several customers that account for a substantial portion of our sales. In the mattress fabrics segment, several large bedding manufacturers have large market shares and comprise a significant portion of our mattress fabric sales, with Serta Simmons Holdings, LLC accounting for approximately 22% of consolidated net sales, and Tempur Sealy International, Inc. accounting for approximately 11% of consolidated net sales, in fiscal 2014.  In the upholstery fabrics segment, La-Z-Boy Incorporated accounted for approximately 13% of consolidated net sales during fiscal 2014, and several other large furniture manufacturers comprised a significant portion of sales. A business failure or other significant financial difficulty by one or more of our major customers could cause a significant loss in sales, an adverse effect on our earnings, and difficulty in collection of our trade accounts receivable.

Loss of market share due to competition would result in declines in sales and could result in losses or decreases in earnings.

Our business is highly competitive, and in particular the upholstery fabric industry is fragmented and is experiencing an increase in the number of competitors. As a result, we face significant competition from a large number of competitors, both foreign and domestic. We compete with many other manufacturers of fabric, as well as converters who source fabrics from various producers and market them to manufacturers of furniture and bedding. In many cases, these fabrics are sourced from foreign suppliers who have a lower cost structure than the company. The highly competitive nature of our business means we are constantly subject to the risk of losing market share.  As a result of increased competition, there have been deflationary pressures on the prices for many of our products, which make it more difficult to pass along increased operating costs such as raw materials, energy or labor in the form of price increases and puts downward pressure on our profit margins. Also, the large number of competitors and wide range of product offerings in our business can make it more difficult to differentiate our products through design, styling, finish, and other techniques.

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

We have been, and in the future may be, a party to legal proceedings and claims, including environmental matters, product liability, and employment disputes, some of which claim significant damages. We face the continual business risk of exposure to claims that our business operations have caused personal injury or property damage. We maintain insurance against product liability claims and in some cases have indemnification agreements with regard to environmental claims, but there can be no assurance that these arrangements will continue to be available on acceptable terms or that such arrangements will be adequate for liabilities actually incurred. Given the inherent uncertainty of litigation, there can be no assurance that claims against the company will not have a material adverse impact on our earnings or financial condition. We are also subject to various laws and regulations in our business, including those relating to environmental protection and the discharge of materials into the environment. We could incur substantial costs as a result of noncompliance with or liability for cleanup or other costs or damages under environmental laws or other regulations.

We must comply with a number of governmental regulations applicable to our business, and changes in those regulations could adversely affect our business.

Our products and raw materials are and will continue to be subject to regulation in the United States by various federal, state, and local regulatory authorities. In addition, other governments and agencies in other jurisdictions regulate the manufacture, sale, and distribution of our products and raw materials. For example, standards for flame resistance of fabrics have been recently adopted on a nationwide basis. Also, rules and restrictions regarding the importation of fabrics and other materials, including custom duties, quotas, and other regulations, are continually changing. Environmental laws, labor laws, tax regulations, and other regulations continually affect our business. All of these rules and regulations can and do change from time to time, which can increase our costs or require us to make changes in our manufacturing processes, product mix, sources of products and raw materials, or distribution. Changes in the rules and regulations applicable to our business may negatively impact our sales and earnings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our headquarters are located in High Point, North Carolina.  As of the end of fiscal 2014, we owned or leased fourteen active manufacturing, and distribution facilities and our corporate headquarters. The following is a list of our principal administrative, manufacturing and distribution facilities.  The manufacturing facilities and distribution centers are organized by segment.

		Approx.
		Total Area	Expiration
Location	Principal Use	(Sq. Ft.)	of Lease

• Administrative:
High Point, North Carolina (1)	Upholstery fabric division	29,812	2025
	offices and corporate
	headquarters
• Mattress Fabrics:
Stokesdale, North Carolina	Manufacturing, distribution,	230,000	Owned
	and division offices
Stokesdale, North Carolina	Warehouse	56,950	2017
High Point, North Carolina (2)	Manufacturing	63,522	-
High Point, North Carolina	Warehouse and offices	65,886	2017
Summerfield, North Carolina	Warehouse	39,320	2018
St. Jerome, Quebec, Canada	Manufacturing	202,500	Owned

• Upholstery Fabrics:
Anderson, South Carolina	Manufacturing	99,000	Owned
Burlington, North Carolina	Finished goods distribution	132,000	2016
Shanghai, China	Manufacturing and offices	69,000	2015
Shanghai, China	Manufacturing and offices	89,861	2016
Shanghai, China	Manufacturing and warehousing	89,861	2017
Shanghai, China	Manufacturing and warehousing	64,583	2017
Shanghai, China	Warehouse	16,146	2014
Poznan, Poland (2)	Finished goods distribution	26,160	-

____________________________________________________
(1)	Includes all options to renew.
(2)	This lease agreement is currently on a month to month basis.

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

ITEM 3.  LEGAL PROCEEDINGS

A lawsuit was filed against us and other defendants (Chromatex, Inc., Rossville Industries, Inc., Rossville Companies, Inc. and Rossville Investments, Inc.) on February 5, 2008 in the United States District Court for the Middle District of Pennsylvania.  The plaintiffs are Alan Shulman, Stanley Siegel, Ruth Cherenson as Personal Representative of Estate of Alan Cherenson, and Adrienne Rolla and M.F. Rolla as Executors of the Estate of Joseph Byrnes.  The plaintiffs were partners in a general partnership that formerly owned a manufacturing plant in West Hazleton, Pennsylvania (the “Site”).  Approximately two years after this general partnership sold the Site to defendants Chromatex, Inc. and Rossville Industries, Inc., we leased and operated the Site as part of our Rossville/Chromatex division.  The lawsuit involves court judgments that have been entered against the plaintiffs and against defendant Chromatex, Inc. requiring them to pay costs incurred by the United States Environmental Protection Agency (“USEPA”) responding to environmental contamination at the Site, in amounts approximating $14 million, plus unspecified future environmental costs. Neither USEPA nor any other governmental authority has asserted any claim against us on account of these matters.  The plaintiffs seek contribution from us and other defendants and a declaration that the company and the other defendants are responsible for environmental response costs under environmental laws and certain agreements.  The plaintiffs also asserted that we tortiously interfered with contracts between them and other defendants in the case and diverted assets to prevent the plaintiffs from being paid monies owed to them.  We have defended ourselves vigorously with regards to the matters described in this litigation. In addition, we have an indemnification agreement with certain other defendants in the litigation pursuant to which the other defendants agreed to indemnify us for any damages we incur as a result of the environmental matters that are the subject of this litigation, although it is unclear whether the indemnitors have significant assets at this time.

In the first quarter of fiscal 2014, the parties to this lawsuit reached a tentative settlement of all matters, which would require us to contribute cash to a global settlement fund. Consequently, we recorded a charge of $206,000 to other expense in the fiscal 2014 Consolidated Statement of Net Income. In the fourth quarter of fiscal 2014, we paid the $206,000 tentative settlement amount. Subsequently, the settlement was reviewed by the government and during the first quarter of fiscal 2015 the court approved the final agreement by the parties involved. The lawsuit was dismissed on June 5, 2014.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Registrar and Transfer Agent

Computershare Trust Company, N.A.
c/o Computershare Investor Services
Post Office Box 30170
College Station, TX 77842
(800) 254-5196
(781) 575-2879 (Foreign shareholders)
www.computershare.com/investor

Stock Listing

Culp, Inc. common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol CFI.  As of April 27, 2014, Culp, Inc. had approximately 2,740 shareholders based on the number of holders of record and an estimate of individual participants represented by security position listings.

Analyst Coverage

These analysts cover Culp, Inc.:

Raymond, James & Associates - Budd Bugatch, CFA

Value Line – Craig Sirois

Sidoti & Company, LLC – James Fronda

Dividends and Share Repurchases; Sales of Unregistered Securities

Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 27, 2014 to March 2, 2014	-	$-	-	$5,000,000
March 3, 2014 to March 30, 2014	-	$-	-	$5,000,000
March 31, 2014 to April 27, 2014	-	$-	-	$5,000,000
Total	-	$-	-	$5,000,000

(1)
On February 25, 2014, we announced that our board of directors approved an increase to $5.0 million in the authorization for us to acquire our common stock, an increase from the $2.0 million authorization that was approved by our board of directors on August 29, 2012. During fiscal 2014, there were no repurchases of our common stock.

Dividends

On June 12, 2013, we announced that our board of directors approved a 33% increase in payment of a quarterly cash dividend from $0.03 to $0.04 per share, commencing the first quarter of fiscal 2014. A dividend payment of $0.04 per share was paid in the second quarter of fiscal 2014. On November 25, 2013, we announced that our board of directors approved a 25% increase in payment of a quarterly cash dividend from $0.04 to $0.05 per share, commencing in the third quarter of fiscal 2014. A dividend payment of $0.05 per share was paid in the fourth quarter of fiscal 2014.

On June 12, 2014, we announced that our board of directors approved the payments of a special cash dividend of $0.40 per share and a quarterly cash dividend of $0.05 per share. These dividend payments are payable on July 15, 2014, to shareholders of record on July 1, 2014.

Dividend payments totaled $2.2 million and $7.6 million for fiscal 2014 and 2013, respectively. The dividend payments totaling $2.2 million in fiscal 2014 represented quarterly dividend payments ranging from $0.04 to $0.05 per share. The dividend payments totaling $7.6 million for fiscal 2013 represented a $6.1 million special cash dividend payment of $0.50 per share and $1.5 million of quarterly dividend payments of $0.03 per share, respectively.

We did not pay any cash dividends during fiscal 2012.

Future dividend payments are subject to Board approval and may be adjusted at the Board’s discretion as business needs or market conditions change.

Sales of Unregistered Securties

There were no sales of unregistered securities during fiscal 2014, 2013, or 2012.

Performance Comparison

The following graph shows changes over the five fiscal years ending April 27, 2014 in the value of $100 invested in (1) the common stock of the company, (2) the Hemscott Textile Manufacturing Group Index reported by Standard and Poor’s, consisting of nine companies (including the company) in the textile industry, and (3) the Standard & Poor’s 500 Index.

The graph assumes an initial investment of $100 at the end of fiscal 2009 and the reinvestment of all dividends during the periods identified.

Market Information

See Item 6, Selected Financial Data, and Selected Quarterly Data in Item 8, for market information regarding the company’s common stock.

ITEM 6.  SELECTED FINANCIAL DATA

						percent
	fiscal	fiscal	fiscal	fiscal	fiscal	change
(amounts in thousands, except per share, ratios & other, stock data)	2014	2013	2012	2011	2010	2014/2013
INCOME STATEMENT DATA
net sales	$287,162	268,814	254,443	216,806	206,416	6.8%
cost of sales	238,256	219,284	214,711	179,966	167,639	8.7%
gross profit	48,906	49,530	39,732	36,840	38,777	-1.3%
selling, general, and administrative expenses	28,657	28,445	25,026	21,069	22,805	0.7%
restructuring expense (credit)	-	-	-	28	(370)	0.0%
income from operations	20,249	21,085	14,706	15,743	16,342	-4.0%
interest expense	427	632	780	881	1,314	-32.4%
interest income	(482)	(419)	(508)	(240)	(116)	15.0%
other expense	1,261	583	236	40	828	116.3%
income before income taxes	19,043	20,289	14,198	15,062	14,316	-6.1%
income taxes	1,596	1,972	902	(1,102)	1,128	-19.1%
net income	$17,447	18,317	13,296	16,164	13,188	-4.7%
depreciation	$5,312	5,115	4,865	4,372	4,010	3.9%
weighted average shares outstanding	12,177	12,235	12,711	12,959	12,709	-0.5%
weighted average shares outstanding, assuming dilution	12,414	12,450	12,866	13,218	13,057	-0.3%
PER SHARE DATA
net income per share - basic	$1.43	1.50	1.05	1.25	1.04	-4.3%
net income per share - diluted	1.41	1.47	1.03	1.22	1.01	-4.5%

book value	$9.12	7.82	7.00	6.06	4.83	16.6%
BALANCE SHEET DATA
operating working capital (4)	$41,120	39,228	30,596	23,921	22,979	4.8%
property, plant and equipment, net	31,376	30,594	31,279	30,296	28,403	2.6%
total assets	160,935	144,706	144,716	130,051	112,598	11.2%
capital expenditures	5,310	4,457	5,919	6,302	7,397	19.1%
long-term debt, current maturities of long-term debt and line of credit (1)	4,986	7,161	10,012	11,547	11,687	-30.4%
shareholders' equity	111,744	95,583	89,000	80,341	63,047	16.9%
capital employed (3)	77,394	72,699	67,887	62,521	57,296	6.5%
RATIOS & OTHER DATA
gross profit margin	17.0%	18.4%	15.6%	17.0%	18.8%
operating income margin	7.1%	7.8%	5.8%	7.3%	7.9%
net income margin	6.1%	6.8%	5.2%	7.5%	6.4%
effective income tax rate	8.4%	9.7%	6.4%	(7.3)%	7.9%
debt to total capital employed ratio (1)	6.4%	9.9%	14.7%	18.5%	20.4%
operating working capital turnover (4)	7.0	7.4	8.9	8.8	9.0
days sales in receivables	35	31	36	34	35
inventory turnover	6.0	5.9	6.6	6.6	6.7
STOCK DATA
stock price
high	$21.10	18.15	11.81	14.10	16.98
low	14.93	9.00	7.05	6.56	3.50
close	18.61	16.25	11.05	10.08	11.94
P/E ratio (2)
high	15	12	11	12	17
low	11	6	7	5	3
daily average trading volume (shares)	27.5	40.9	30.6	58.0	80.1
(1)	Debt includes long-term and current maturities of long-term debt and line of credit.
(2)	P/E ratios based on trailing 12-month net income per share.
(3)
Capital employed represents long-term and current maturities of long-term debt, lines of credit, current and noncurrent deferred income tax liabilities, current and long-term income taxes payable, stockholders' equity, offset by cash and cash equivalents, short-term and long-term investments, current and noncurrent deferred income tax assets, and income taxes receivable.

(4)	Operating working capital for this calculation is accounts receivable and inventories, offset by accounts payable-trade and capital expenditures.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes and other exhibits included elsewhere in this report.

General

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30.  Fiscal 2014, 2013, and 2012 each included 52 weeks. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.  The mattress fabrics segment manufactures, sources and sells fabrics and mattress covers to bedding manufacturers.  The upholstery fabrics segment sources, manufacturers and sells fabrics primarily to residential furniture manufacturers.

We evaluate the operating performance of our segments based upon income from operations before certain unallocated corporate expenses, and other non-recurring items.  Cost of sales in both segments include costs to manufacture or source our products, including costs such as raw material and finished good purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and all costs related to being a public company.

Executive Summary

Results of Operations

	Twelve Months Ended
(dollars in thousands)	April 27, 2014	April 28, 2013	% Change

Net sales	$287,162	$268,814	6.8%

Gross profit	48,906	49,530	(1.3)%

Gross profit margin	17.0%	18.4%	(7.6)%

SG&A expenses	28,657	28,445	0.7%

Income from operations	20,249	21,085	(4.0)%

Operating margin	7.1%	7.8%	(9.0)%

Income before income taxes	19,043	20,289	(6.1)%

Income taxes	1,596	1,972	(19.1)%

Net income	17,447	18,317	(4.7)%

Net Sales

Our net sales for fiscal 2014 increased as compared to fiscal 2013, by 6.8% with mattress fabrics net sales up 4.3% and upholstery fabric net sales up 10.2% over the prior year. The increase in net sales reflects our strategic focus on design creativity and product innovation. This has allowed us to develop a wide range of products in both our business segments and meet the changing style demands of our existing key customers, as well as attract new customers.

See the Segment Analysis section located in the Results of Operations for further details.

Income Before Income Taxes

Although our net sales increased over last fiscal year as noted above, our profitability declined in fiscal 2014.   This decline was due to several factors, most of which occurred in the second half of our fiscal year.  Our operating results for the third quarter were affected by higher than expected transition costs in  Culp-Lava Applied Sewn Solutions (CLASS), our mattress cover operation, as well as higher than expected sampling and developmental costs in support of new customer roll-outs in calendar 2014.  Additionally, severe weather conditions experienced in many parts of our country during the fourth fiscal quarter affected both of our segements.  We also experienced production throughput and operating efficiency challenges during the fourth quarter in our mattress fabrics business as we absorbed new mattress cover placements and experienced higher than expected demand for our premium decorative knitted mattress fabrics.  Finally, with respect to legal and foreign exchange expense, we incurred $206,000 early in the fiscal year for the settlement of litigation relating to environmental claims associated with a closed facility, and experienced a $413,000 increase in foreign currency exchange losses associated with our subsidiaries in China.

See the Segment Analysis section located in the Results of Operations for further details.

Income Taxes

We reported income tax expense of $1.6 million or 8.4% of income before income taxes for fiscal 2014, compared to income tax expense of $2.0 million or 9.7% of income before income taxes for fiscal 2013. The income tax expense reported in fiscal 2014 included an income tax benefit of $5.4 million to record the U.S. income tax effects of the undistributed earnings from our foreign subsidiaries located in China. The income tax expense reported in fiscal 2013 included an income tax benefit of $12.1 million to reverse primarily all of the valuation allowance against our U.S. net deferred tax assets, offset by an income tax charge of $6.6 million to record the U.S. income tax effects of the undistributed earnings from our foreign subsidiaries located in Canada and China.

See the Income Taxes section located in the Results of Operations and Note 9 of the consolidated financial statements for further details.

Liqudity

Our cash and cash equivalents and short-term investments totaled $35.6 million at April 27, 2014, compared with $28.8 million at April 28, 2013. Our cash and cash equivalents and short-term investments increased despite spending $5.3 million on capital expenditures, $2.6 million on an asset purchase and consulting agreement associated with our mattress fabrics segment, $2.2 million on our annual principal debt payment, $2.2 million on dividend payments, and $765,000 on long-term investment purchases associated with our Rabbi Trust that partially funded our deferred compensation plan. This spending was funded by net cash provided by operating activities of $20.2 million, up from $17.1 million in fiscal 2013.

At April 27, 2014, our cash and cash equivalents and short-term investments of $35.6 million exceeded our total debt (current maturities of long-term debt, long-term debt and line of credit) of $5.0 million. We have two remaining $2.2 million annual principal debt payments due August 2014 and 2015.

Dividend Program

On June 12, 2013, we announced that our board of directors approved a 33% increase in payment of our quarterly cash dividend from $0.03 to $0.04 per share, commencing the first quarter of fiscal 2014. A dividend payment of $0.04 per share also was paid in the second quarter of fiscal 2014. On November 25, 2013, we announced that our board of directors approved a 25% increase in payment of our quarterly cash dividend from $0.04 to $0.05 per share, commencing in the third quarter of fiscal 2014. A dividend payment of $0.05 per share also was paid in the fourth quarter of fiscal 2014.

On June 12, 2014, after the end of our fiscal year, we announced that our board of directors approved the payment of a special cash dividend of $0.40 per share in addition to our regular quarterly cash dividend of $0.05 per share. These dividend payments are payable on July 15, 2014, to shareholders of record on July 1, 2014.

Dividend payments totaled $2.2 million and $7.6 million for fiscal 2014 and 2013, respectively. The dividend payments totaling $2.2 million in fiscal 2014 represented quarterly dividend payments ranging from $0.04 to $0.05 per share. The dividend payments totaling $7.6 million for fiscal 2013 included a $6.1 million special cash dividend payment of $0.50 per share and $1.5 million of quarterly dividend payments of $0.03 per share.

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

During fiscal 2014, there were no repurchases of our common stock. Subsequent to our fiscal 2014 year-end, we purchased 22,101 shares of our common stock at a cost of $381,000.

During fiscal 2013, we purchased 502,595 shares of common stock at a cost of $5.0 million.

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

Results of Operations

The following table sets forth certain items in our consolidated statements of net income as a percentage of net sales.

	Fiscal	Fiscal	Fiscal
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	83.0	81.6	84.4
Gross profit	17.0	18.4	15.6
Selling, general and administrative expenses	10.0	10.6	9.8
Income from operations	7.1	7.8	5.8
Interest expense, net	(0.1)	0.0	0.1
Other expense	0.4	0.2	0.1
Income before income taxes	6.6	7.5	5.6
Income taxes *	8.4	9.7	6.4
Net income	6.1%	6.8%	5.2%

* Calculated as a percentage of income before income taxes.

2014 compared with 2013

Segment Analysis

Mattress Fabrics Segment

	Twelve Months Ended
(dollars in thousands)	April 27, 2014	April 28, 2013	% Change

Net sales	$160,705	$154,014	4.3%

Gross profit	27,477	29,546	(7.0)%

Gross profit margin	17.1%	19.2%	(11.0)%

SG&A expenses	9,962	9,646	3.3%

Income from operations	17,515	19,900	(12.0)%

Operating margin	10.9%	12.9%	(15.5)%

Net Sales

The increase in mattress fabric net sales reflects our ability to capitalize on the growing consumer demand for better designed bedding products. The mattress industry has continued to evolve into a much more decorative business, with customers being more selective in their fabric choices. In response to this demand trend, we have increased our design staff, as well as expanded our design capabilities and technical expertise, to develop a wide range of fabric choices across all price points. Additionally, we have a scalable manufacturing platform and reactive capacity that supports our ability to deliver a diverse product mix in line with customer demand.

Sales and Marketing Initiatives

Joint Product, Sales and Marketing Agreement

In order to expand our product offerings and keep pace with the changing customer demand trends within the bedding industry, we entered into a joint product development, sales and marketing agreement with A. Lava & Son Co. (Lava) on May 21, 2012. This agreement formed a new business named Culp-Lava Applied Sewn Solutions (CLASS) and has provided us an opportunity to enter the business of designing, producing, and marketing sewn mattress covers. As a result, we are able to leverage our design capabilities and expand our product offerings from mattress fabrics to finished covers. In connection with this agreement, Lava is providing us with technical assistance and know-how for this business and is working with us on the design, sales and marketing of sewn mattress covers.

Pursuant to the agreement, the new business was fully funded and 100% owned by us. We have established a manufacturing facility located in Stokesdale, North Carolina, that is adjacent to our mattress fabric headquarters. We have responsibility for all operating control of the new business, including capital expenditures and production and operating costs. Our capital investment in this facility was $174,000 and $751,000 in fiscal 2014 and fiscal 2013, respectively. Lava is not required to invest capital into CLASS.

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

The following table presents the allocation of the acquisition cost to the assets acquired based on their fair values:

(dollars in thousands)	Fair Value
Equipment	$890
Non-compete agreement	882
Customer relationships	868
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

The following unaudited pro forma consolidated results of operations for the years ending April 27, 2014 and April 28, 2013 have been prepared as if the acquisition of Bodet & Horst had occurred on April 30, 2012:

	Years ended
		(Unaudited)
(dollars in thousands)	April 27, 2014	April 28, 2013
Net Sales	$287,162	$278,681

Income from operations	20,249	21,048

Net income	17,447	18,208

Net income per share, basic	1.43	1.49

Net income per share, diluted	1.41	1.46

Gross Profit and Operating Income

Although our net sales increased over last fiscal year as noted above, our profitability declined in fiscal 2014.   This decline was due to several factors, most of which occurring in the second half of our fiscal year.  Our operating results for the third quarter were affected by higher than expected transition costs in  CLASS, our mattress cover operation, as well as higher than expected sampling and developmental costs in support of new customer roll-outs in calendar 2014.  Additionally, severe weather conditions experienced in many parts of our country during the fourth fiscal quarter affected our mattress fabrics locations with at least a week of lost production.  We also experienced production throughput and operating efficiency challenges during the fourth quarter in our mattress fabrics business as we absorbed new mattress cover placements and experienced higher than expected demand for our premium decorative knitted mattress fabrics.

In order to meet the growing demand for knitted mattress fabric and to improve our efficiency, we are increasing production at all of our facilities. In addition, we are expanding our Stokesdale, North Carolina building in order to increase and enhance our internal knit finishing capabilities and improve our production flow. The first phase of the capacity expansion is anticipated to be completed by the end of December 2014. The second phase, which will involve purchasing additional knit machines, is expected to be completed during the second half of fiscal 2015.

Segment Assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, goodwill, a non-compete agreement and customer relationships associated with an acquisition.

(dollars in thousands)	April 27, 2014	April 28, 2013	% Change

Accounts receivable and inventory	$36,229	$33,323	8.7%

Property, plant & equipment	29,040	28,578	1.6%

Goodwill	11,462	11,462	0.0%

Non-compete agreement	1,041	185	462.7%

Customer Relationships	817	-	100.0%

Accounts Receivable & Inventory

Accounts receivable increased due to the increase in net sales of 6.9% in the fourth quarter of fiscal 2014 and fewer customers taking advantage of sales discounts in the fourth quarter of fiscal 2014 as compared with the fourth quarter of fiscal 2013.

Inventory increased due to current and expected demand trends as of the end of the fourth quarter of fiscal 2014 compared with the fourth quarter of fiscal 2013, as well as the increased sales contribution from CLASS.

Property, Plant & Equipment

The $29.0 million at April 27, 2014, represents property, plant and equipment of $20.6 million and $8.4 million located in the U.S. and Canada, respectively. The $28.6 million at April 28, 2013, represents property, plant, and equipment of $20.4 million and $8.2 million located in the U.S. and Canada, respectively.

The change in this segment’s property, plant, and equipment is due to capital spending of $4.4 million, and $890,000 in equipment acquired in the Bodet & Horst asset purchase, offset by depreciation expense of $4.7 million.

Non-Compete Agreement and Customer Relationships

The increases in carrying values of our non-compete agreement and customer relationships at April 27, 2014, are a result of the asset purchase transaction with Bodet & Horst, which was effective May 8, 2013.

Upholstery Fabrics Segment

Net Sales

Twelve Months Ended

(dollars in thousands)	April 27, 2014		April 28, 2013		% Change

Non U.S. Produced	$115,991	92%	$102,060	89%	13.6%
U.S Produced	10,466	8%	12,740	11%	(17.8)%

Total	$126,457	100%	$114,800	100%	10.2%

The increase in net sales for our upholstery fabrics segment reflected the continued favorable response from key and new customers to our designs and new product introductions. Product innovation and creativity are our top strategic priorities, allowing us to develop a diverse product mix of fabric styles and price points.

Our 100% owned China platform continued to be the primary catalyst of our sales growth. This platform offers significant manufacturing flexibility to produce a variety of product categories, and we have continued to leverage this capability to meet changing customer demand in line with furniture style trends. As a result, we have been able to increase our sales to key customers and attract new customers.

With regard to our one remaining U.S. upholstery fabrics manufacturing facility net sales were lower as compared to last year, however, this operation remained profitable. This continued profitability reflects our ability to manage our production costs and align them with current and expected demand trends.

Gross Profit and Operating Income

	Twelve Months Ended
(dollars in thousands)	April 27, 2014	April 28, 2013	% Change

Gross profit	$21,429	$19,984	7.2%

Gross profit margin	16.9%	17.4%	(2.9)%

SG&A expenses	13,393	13,031	2.8%

Income from operations	8,036	6,953	15.6%

Operating margin	6.4%	6.1%	4.9%

Our upholstery segment’s operating margin has increased compared to the same periods a year ago due primarily to the increase in net sales noted above, combined with stable SG&A expenses compared to the prior year. Although our operating margin increased for fiscal 2014, our gross profit margin was affected by the adverse winter weather conditions experienced in the United States during the fourth quarter of fiscal 2014.

Culp Europe

Although currently an immaterial part of our business, we are continuing our efforts to develop sales in Europe through our Culp Europe operation.  We remain optimistic about the future opportunities for us in Europe to support our global sales effort, and we are currently assessing the best strategy for taking advantage of this market’s opportunities.

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant, and equipment.

(dollars in thousands)	April 27, 2014	April 28, 2013	% Change

Accounts receivable and inventory	$31,854	$28,487	11.8%
Property, plant & equipment	1,573	1,230	27.9%

Accounts Receivable & Inventory

Our increase in accounts receivable and inventory reflect this segment’s increased business volume in fiscal 2014 compared to fiscal 2013.

Property, Plant & Equipment

The $1.6 million at April 27, 2014, represents property, plant, and equipment located in the U.S. of $957,000, located in China of $572,000, and located in Poland of $44,000. The $1.2 million at April 28, 2013, represents property, plant, and equipment located in the U.S. of $908,000, located in China of $265,000, and located in Poland of $57,000.

The change in this segment’s property, plant, and equipment balance is primarily due to capital expenditures of $827,000 offset by depreciation expense of $618,000.

Other Income Statement Categories

Selling, General and Administrative Expenses

SG&A expenses for the company as a whole were $28.7 million for fiscal 2014 compared with $28.4 million for fiscal 2013. SG&A as a percent of net sales was 10.0% and 10.6% in fiscal 2014 and 2013, respectively.

Interest Expense

Interest expense was $427,000 for fiscal 2014 compared with $632,000 for fiscal 2013. This trend reflects lower outstanding balances on our long-term debt in fiscal 2014 compared with fiscal 2013.

Interest Income

Interest income was $482,000 in fiscal 2014 compared with $419,000 for fiscal 2013. This trend reflects higher cash and cash equivalent and short-term investment balances held with foreign subsidiaries during fiscal 2014 compared to fiscal 2013. Cash and cash equivalents and short-term investment balances held by our foreign subsidiaries earn higher interest rates as compared to our cash and cash equivalents and short-term investment balances held in the United States.

Other Expense

Other expense was $1.3 million for fiscal 2014 compared with $583,000 for fiscal 2013.

This increase primarily reflects unfavorable fluctuations in foreign currency exchange rates associated with subsidiaries domiciled in China. As a result, we recorded an increase of $413,000 in foreign currency exchange losses in fiscal 2014 compared to fiscal 2013. We have been able to mitigate the effects of foreign exchange rate fluctuations associated with our subsidiaries domiciled in Canada and Poland through the maintenance of a natural hedge by keeping a balance of assets and liabilities denominated in foreign currencies other than the U.S. dollar. Although we will continue to try and maintain this natural hedge, there is no assurance that we will be able to continue to do so in the future reporting periods.

Additionally, the increase in other expense includes a charge of $206,000 for the settlement of litigation relating to environment claims associated with a closed facility.

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

Effective Income Tax Rate

We recorded income tax expense of $1.6 million, or 8.4% of income before income tax expense, in fiscal 2014 compared with income tax expense of $2.0 million, or 9.7% of income before income tax expense, in fiscal 2013. The income tax expense for fiscal 2014 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate was reduced by 26% to record the U.S. income tax effects of the undistributed earnings from our foreign subsidiaries. We recorded an income tax benefit of $5.4 million in the third quarter to recognize the U.S. income tax effects of undistributed earnings from our foreign subsidiaries located in China. This $5.4 million income tax benefit was treated as a discrete event in which the full income tax effects of this adjustment was recorded in the third quarter and full year fiscal 2014, as this adjustment pertained to a change in judgment on prior periods’ accumulated earnings and profits. In addition, we recorded an income tax charge of $352,000 for the U.S. income tax effects of the undistributed earnings incurred in fiscal 2014 from our Canadian operations and the fourth quarter of fiscal 2014 from our China operations (see below undistributed earnings section for further details).

●	The income tax rate was reduced by 7% for taxable income subject to lower statutory income rates in foreign jurisdictions compared with the statutory income tax rate of 34% for the United States.
●	The income tax rate increased 4% for an increase in unrecognized tax benefits.
●	The income tax rate increased 3.4% for non-deductible stock-based compensation expense and other miscellaneous items.

The income tax expense for fiscal 2013 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate was reduced by 60% or $12.1 million for a reduction in the valuation allowance associated with our U.S. net deferred income tax assets. This 60% reduction in our effective income tax rate was due to a change in judgment about the realization of our U.S. net deferred income tax assets in future years (see below valuation allowance section for further details).

●
The income tax rate increased 35% or $7.0 million for the recording of a deferred tax liability for U.S. income taxes that will be paid upon repatriation of undistributed earnings from our foreign subsidiaries located in Canada and China. This 35% increase in our effective income tax rate was due to a change in judgment in which our prior years' accumulated earnings and profits associated with our subsidiaries located in Canada and China are no longer indefinitely reinvested (see below undistributed earnings section for further details).

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

Deferred Income Taxes – Valuation Allowance

Summary

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law.  Based on our assessment at April 27, 2014, we recorded a partial valuation allowance of $977,000, of which $666,000 pertained to certain U.S. state net operating loss carryforwards and credits and $311,000 pertained to loss carryforwards associated with our Culp Europe operation located in Poland. Based on our assessment at April 28, 2013, we recorded a partial valuation allowance of $963,000, of which $722,000 pertained to certain U.S. state net operating loss carryforwards and credits and $241,000 pertained to loss carryforwards associated with our Culp Europe operation located in Poland.

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at April 27, 2014 and April 28, 2013, respectively.

United States

Our net deferred tax asset regarding our U.S. operations includes U.S. loss carryforwards totaling $45.7 million, $50.7 million, and $59.9 million at April 27, 2014, April 28, 2013, and April 29, 2012, respectively.

Fiscal 2012

Due to the favorable results of our multi-year restructuring process in our upholstery fabric operations and key acquisitions and capital investments made for our mattress fabric operations, our U.S. operations earned a cumulative pre-tax income through the second quarter of fiscal 2012 and fiscal years 2011 and 2010 totaling $10.0 million. This increase in cumulative pre-tax income was driven by our mattress fabrics operations (which primarily resides in the U.S.). During the second quarter of fiscal 2012, our mattress fabrics operations had net sales totaling $35.2 million compared with $28.3 million in the second quarter of fiscal 2011. In addition, our mattress fabrics operations had operating income totaling $3.8 million in the second quarter of fiscal 2012 compared with $3.3 million in the second quarter of fiscal 2011. These improved results in the second quarter of fiscal 2012, which were better than expected, can be attributed to increased sales from our sales and marketing initiatives and new programs with customers who are leading suppliers in the bedding industry. Collectively these developments increased our confidence in forecasting U.S. taxable income through fiscal 2014 in the second quarter of fiscal 2012.

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

This continued earnings improvement from our U.S. operations was primarily due to the operating performance of our mattress fabric operations. Through the second quarter of fiscal 2013, our mattress fabric operations had net sales that totaled $77.7 million, an increase of 15% compared with $67.4 million through the second quarter of fiscal 2012. In addition, our mattress fabric operations reported operating income of $10.3 million through the second quarter of fiscal 2013, an increase of 49% compared with $7.0 million through the second quarter of fiscal 2012. These improved results through the second quarter of fiscal 2013, which were better than expected, were attributed to the evolution of the bedding industry into a more decorative business with growing consumer demand for better bedding and a higher quality mattress fabric, and the stabilization of raw material prices.

Based on the positive evidence at the end of our second quarter of fiscal 2013, as supported by our cumulative earnings history, current and expected earnings improvement driven by our U.S. mattress fabric operations, and the significant source of U.S. taxable income from the undistributed earnings of our foreign subsidiaries (see separate section below), we recorded an income tax benefit of $12.2 million to reverse substantially all of the valuation allowance against our U.S. net deferred tax assets. In the third quarter of fiscal 2013, we recorded an income tax charge of $103,000, due to a change in our second quarter estimate of the recoverability of our U.S. state net loss operating carryforwards.

After this valuation allowance reversal of $12.1 million, we had a remaining valuation allowance against our U.S. net deferred tax assets totaling $722,000 as of April 28, 2013. This valuation allowance pertained to certain U.S. state net operating loss carryforwards and credits in which it is “more likely than not” that these U.S. state net operating loss carryforwards and credits would not be realized prior to their respective expiration dates.

Fiscal 2014

At April 27, 2014, we had a remaining valuation allowance against our U.S net deferred tax assets totaling $666,000. This valuation allowance pertained to U.S. state net operating loss carryforwards and credits in which it is “more likely than not” that these U.S. state net operating loss carryforwards and credits would not be realized prior to their respective expiration dates. In fiscal 2014, we booked an income tax benefit of $56,000 that reduced our valuation allowance against our U.S. net deferred tax assets. This income tax benefit pertained to a change in estimate of the recoverability of our U.S. state net loss operating carryforwards at the end of fiscal 2014.

Poland

During the third quarter of fiscal 2011, we established Culp Europe, a wholly-owned subsidiary located in Poland. Due to the initial start up costs of setting up this operation and the current state of the European economy, this operation had recorded cumulative pre-tax losses totaling $1.9 million through fiscal 2014.

Based on the negative evidence, as supported by our cumulative loss history and the short carryforward period of 5 years imposed by the Polish government, we recorded a full valuation allowance against Culp Europe’s net deferred tax assets commencing in the second quarter of fiscal 2013. As of April 27, 2014, we recorded a full valuation allowance against Culp Europe’s net deferred tax assets totaling $311,000.

Change in Valuation Allowance

In fiscal 2014, we recorded an income tax charge of $14,000 for an increase of our valuation allowance. The $14,000 increase represents an income tax charge of $70,000 for an increase in the full valuation allowance against our net deferred tax assets associated with our Culp Europe operations located in Poland, offset by an income tax benefit of $56,000  for a change in estimate of the recoverability of our U.S. state net loss operating carryforwards at the end of fiscal 2014.

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

Deferred Income Taxes – Undistributed Earnings from Foreign Subsidiaries

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

Fiscal 2013

Prior to the second quarter of fiscal 2013, it was management’s intention to indefinitely reinvest all of our undistributed foreign earnings. Accordingly, no deferred tax liability had been recorded in connection with the future repatriation of these earnings.

During the second quarter of fiscal 2013, we assessed the financial requirements of our U.S. parent company and foreign subsidiaries and determined that our undistributed earnings from our foreign subsidiaries totaling $55.6 million will not be reinvested indefinitely and will be eventually distributed to our U.S. parent company. The financial requirements of the U.S. parent company changed due to a decision to return cash to its shareholders through dividend payments and common stock repurchases. Also, in order to keep up with the recent growth in consumer demand for better bedding and a higher quality mattress fabric, it is our intention to continue our investment in our domestic mattress fabric operations. As a result of this assessment, we recorded a deferred tax liability and corresponding income tax charge of $6.6 million during the second quarter of fiscal 2013 and an additional $400,000 in the last half of fiscal 2013.

At April 28, 2013, we had accumulated earnings and profits from our foreign subsidiaries totaling $56.7 million. At the same date, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $7.0 million, which included U.S. income and foreign withholding taxes totaling $22.0 million, offset by U.S. foreign income tax credits of $15.0 million.

Fiscal 2014

During the third quarter of fiscal 2014, our operations in China achieved positive accumulated earnings and profits for both U.S. income tax and financial reporting purposes for the first time since we determined our undistributed earnings from foreign subsidiaries would not be reinvested indefinitely in the second quarter of fiscal 2013. As a result, we recorded an income tax benefit of $5.4 million to recognize U.S. foreign income tax credits of $9.9 million offset by the U.S. income tax effects of the undistributed earnings from our China operations and foreign withholding taxes totaling $4.5 million. This $5.4 million income tax benefit was treated as a discrete event in which the full income tax benefits of this adjustment were recorded in the third quarter and full fiscal year 2014, as it pertained to a change in judgment on prior periods’ accumulated earnings and profits associated with our subsidiaries located in China.

In addition, an income tax charge of $352,000 was recorded during fiscal 2014 for the U.S. income tax effects of the undistributed earnings and foreign withholding taxes incurred in fiscal 2014 from our Canadian operations and the fourth quarter of fiscal 2014 from our China operations.

At April 27, 2014, we had accumulated earnings and profits from our foreign subsidiaries totaling $72.8 million. At the same date, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $2.0 million, which included U.S. income and foreign withholding taxes totaling $28.1 million, offset by U.S. foreign income tax credits of $26.1 million.

Income Taxes Paid

Income tax payments, net of income tax refunds, were $3.0 million in fiscal 2014, $2.8 million in 2013, and $2.4 million in 2012.

2013 compared with 2012

Segment Analysis

Mattress Fabrics Segment

	Twelve Months Ended

(dollars in thousands)	April 28, 2013	April 29, 2012	% Change

Net sales	$154,014	$145,519	5.8%

Gross profit	29,546	24,825	19.0%

Gross profit margin	19.2%	17.1%	12.3%

SG&A expenses	9,646	9,061	6.5%

Income from operations	19,900	15,764	26.2%

Operating margin	12.9%	10.8%	19.4%

Net Sales

Our improvement in net sales reflected our focus on product innovation and our ability to respond to the needs of our customers and changing demands. The bedding industry has been evolving into a more decorative business with increased product diversity and growing consumer demand for better bedding and a higher quality mattress fabric. We have been well positioned to meet this growing consumer demand with a manufacturing platform and flexible capacity that can produce a diverse line of products. This product diversity, along with our design capabilities, has created additional sales opportunities with leading customers who are leading suppliers in the bedding industry. In addition, we utilized our ability to leverage our design capabilities and expertise in the upholstery fabric business to enhance our product offering, as more upholstery type fabrics were starting to be used in bedding products.

Gross Profit and Operating Income

Our increase in profitability resulted from higher sales volume, a more favorable product mix, operating efficiencies from our manufacturing platform, and the stabilization of raw material costs. Our manufacturing platform was able to operate more efficiently in fiscal 2013 compared to the same period a year earlier, as we worked diligently to take advantage of the newest technologies available and modernize our equipment. Also, we continued to merchandise new products with alternate sources of yarn and raw materials without compromising quality and value for our customers. Our improved profit margins included increased SG&A expenses due to higher incentive compensation expense that reflected stronger financial results in relation to pre-established performance targets in fiscal 2013 compared to fiscal 2012.

Segment Assets

Segment assets consist of accounts receivable, inventory, assets held for sale, a non-compete agreement associated with an acquisition, goodwill, and property, plant and equipment.

(dollars in thousands)	April 28, 2013	April 29, 2012	% Change

Accounts receivable and inventory	$33,323	$29,909	11.4%

Property, plant & equipment	28,578	29,237	(2.3)%

Goodwill	11,462	11,462	0.0%

Non-compete agreement	185	333	(44.4)%

Assets held for sale	-	15	(100.0)%

Accounts Receivable & Inventory

Our 11.4% increase in accounts receivable and inventory primarily related to an increase in this business segment’s inventory of $2.8 million during fiscal 2013. The increase in inventory reflected anticipated customer demand trends in the first quarter of fiscal 2014 and the start up of our CLASS operation.

Property, Plant & Equipment

The $28.6 million at April 28, 2013, represented property, plant and equipment of $20.4 million and $8.2 million located in the U.S. and Canada, respectively. The $29.2 million at April 29, 2012, represented property, plant, and equipment of $21.2 million and $8.0 million located in the U.S. and Canada, respectively.

The change in this segment’s property, plant, and equipment was due to capital spending of $3.8 million, offset by depreciation expense of $4.4 million.

Non-Compete Agreement

The decrease in our non-compete agreement during fiscal 2013 was primarily due to amortization expense.

Upholstery Fabrics Segment

Net Sales

Twelve Months Ended

(dollars in thousands)	April 28, 2013		April 29, 2012		% Change

Non U.S. Produced	$102,060	89%	$95,519	88%	6.8%

U.S Produced	12,740	11%	13,405	12%	(5.0)%

Total	$114,800	100%	$108,924	100%	5.4%

Net sales for our upholstery fabrics segment reflected improved customer demand, a positive customer response to our innovative designs, and new product introductions to key customers. Our design capabilities and capacity to offer innovative products at key price points was an important advantage that enabled us to expand our sales in a global marketplace.

Our 100% owned China platform continued to drive the growth for our upholstery fabric sales. Our China platform enabled us to be in position to provide a growing global customer base with a wide variety of innovative products at key price points.

Gross Profit and Operating Income

	Twelve Months Ended
(dollars in thousands)	April 28, 2013	April 29, 2012	% Change

Gross profit	$19,984	$14,984	33.4%

Gross profit margin	17.4%	13.8%	26.1%

SG&A expensesz	13,031	11,453	13.8%

Income from operations	6,953	3,531	96.9%

Operating margin	6.1%	3.2%	90.6%

Our increase in profitability resulted from higher sales volume, improved operating efficiencies from both our China and domestic manufacturing operations, improved operating margins on new products, and the stabilization of raw material costs. The higher profitability in fiscal 2013 compared with fiscal 2012 included increased SG&A expenses due to an increase in incentive compensation expense that reflected stronger financial results in relation to pre-established financial targets.

As noted above, we experienced a slight decline in net sales of our U.S.-produced upholstery fabrics operation. However, we experienced significant profit improvement for this operation, with gross profit totaling $1.7 million in fiscal 2013 compared with $129,000 in fiscal 2012. The increase in the profitability of our U.S. –produced upholstery fabrics operations was due to the following factors: 1) Our efforts to manage our production costs; 2) The introduction of new value-added products; 3) The stabilization of raw material costs compared to the prior year.

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant and equipment.

(dollars in thousands)	April 28, 2013	April 29, 2012	% Change

Accounts receivable and inventory	$28,487	$31,519	(9.6)%

Property, plant & equipment	1,230	1,124	9.4%

Accounts Receivable & Inventory

The 9.6% decrease in accounts receivable and inventory primarily related to a decrease in net sales in the fourth quarter of fiscal 2013 compared with the fourth quarter of 2012. Our net sales decrease in the fourth quarter of fiscal 2013 was primarily due to the timing of the Chinese New Year holiday, which occurred entirely in the fourth quarter of fiscal 2013 compared with occurring mostly in the third quarter of fiscal 2012, as well as somewhat lower overall industry demand.

Property, Plant & Equipment

The $1.2 million at April 28, 2013, represented property, plant, and equipment located in the U.S. of $908,000, located in China of $265,000, and located in Poland of $57,000. The $1.1 million at April 29, 2012, represented property, plant, and equipment located in the U.S. of $837,000, located in China of $183,000, and located in Poland of $104,000.

The change in this segment’s property, plant, and equipment balance was primarily due to capital expenditures of $425,000 offset by depreciation expense of $628,000.

Other Income Statement Categories

Selling, General and Administrative Expenses

SG&A expenses for the company as a whole were $28.4 million for fiscal 2013 compared with $25.0 million for fiscal 2012, an increase of 14%. SG&A as a percent of net sales was 10.6% and 9.8% in fiscal 2013 and 2012, respectively. This increase in SG&A primarily represented an increase in incentive compensation expense that reflected stronger financial results in relation to pre-established performance targets in fiscal 2013 compared with fiscal 2012.

Interest Expense

Interest expense was $632,000 for fiscal 2013 compared with $780,000 for fiscal 2012. This trend reflected lower outstanding balances on our long-term debt in fiscal 2013 compared to fiscal 2012.

Interest Income

Interest income was $419,000 in fiscal 2013 compared with $508,000 for fiscal 2012.  This decrease reflected lower cash and cash equivalents and short-term investment balances held by our foreign subsidiaries during fiscal 2013 compared with fiscal 2012. Our cash and cash equivalents and short-term investment balances held by our foreign subsidiaries had higher interest rates as compared to our cash and cash equivalents and short-term investment balances held in the United States.

Other Expense

Other expense was $583,000 for fiscal 2013 compared with $236,000 for fiscal 2012. This increase primarily reflected fluctuations in the foreign exchange rate for our subsidiaries domiciled in China.

Income Taxes

We recorded income tax expense of $2.0 million, or 9.7% of income before income tax expense, in fiscal 2013 compared with income tax expense of $902,000, or 6.4% of income before income tax expense, in fiscal 2012. The income tax expense for fiscal 2013 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate was reduced by 60% or $12.1 million for a reduction in the valuation allowance associated with our U.S. net deferred income tax assets. This 60% reduction in our effective income tax rate was due to a change in judgment about the realization of our U.S. net deferred income tax assets in future years.

●
The income tax rate increased 35% or $7.0 million for the recording of a deferred tax liability for U.S. income taxes that will be paid upon repatriation of undistributed earnings from our foreign subsidiaries located in Canada and China. This 35% increase in our effective income tax rate was due to a change in judgment in which our prior years' accumulated earnings and profits associated with our subsidiaries located in Canada and China are no longer indefinitely reinvested.

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

The income tax expense for fiscal 2012 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate was reduced by 26% for an income tax benefit of $3.7 million that was recorded for the reduction in the valuation allowance recorded against our net deferred tax assets associated with our U.S. operations. This income tax benefit of $3.7 million represented a $4.2 million income tax benefit pertaining to a change in judgment about the future realization of our U.S. net deferred tax assets, offset by an income tax charge of $477,000 associated with the realization of our U.S. loss carryforwards from fiscal 2012 pre-tax income.

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

Liquidity and Capital Resources

Liquidity

Our sources of liquidity include cash and cash equivalents, short-term investments, cash flow from operations, and amounts available under our unsecured revolving credit lines.  These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our present cash and cash equivalents and short-term investment balance of $35.6 million at April 27, 2014, cash flow from operations, and current availability under our unsecured revolving credit lines will be sufficient to fund our business needs and our contractual obligations (see commitments table below).

Our cash and cash equivalents and short-term investments totaled $35.6 million at April 27, 2014, compared with $28.8 million at April 28, 2013. Our cash and cash equivalents and short-term investments increased despite spending $5.3 million on capital expenditures, $2.6 million on an asset purchase and consulting agreement associated with our mattress fabrics segment, $2.2 million on our annual principal debt payment, $2.2 million on dividend payments, and $765,000 on long-term investment purchases associated with our Rabbi Trust that partially funded our deferred compensation plan. This spending was funded by net cash provided by operating activities of $20.2 million up from $17.1 million in fiscal 2013

At April 27, 2014, our cash and cash equivalents and short-term investments of $35.6 million exceeded our total debt (current maturities of long-term debt, long-term debt, and line of credit) of $5.0 million. We have two remaining $2.2 million annual principal debt payments due August 2014 and 2015.

We are currently planning for capital expenditures of approximately $11 million in fiscal 2015, which primarily pertain to our mattress fabrics segment. This amount remains subject to change and could be adjusted during the year as business conditions and the needs of our businesses continue to evolve.

Our cash and cash equivalents and short-term investments may be adversely affected by factors beyond our control, such as weakening industry demand and delays in receipt of payments on accounts receivable.

Dividend Program

On June 12, 2013, we announced that our board of directors approved a 33% increase in payment of our quarterly cash dividend from $0.03 to $0.04 per share, commencing the first quarter of fiscal 2014. A dividend payment of $0.04 per share also was paid in the second quarter of fiscal 2014. On November 25, 2013, we announced that our board of directors approved a 25% increase in payment of our quarterly cash dividend from $0.04 to $0.05 per share, commencing in the third quarter of fiscal 2014. A dividend payment of $0.05 per share also was paid in the fourth quarter of fiscal 2014.

On June 12, 2014, after the end of our fiscal year, we announced that our board of directors approved the payment of a special cash dividend of $0.40 per share, in addition to our regular quarterly cash dividend of $0.05 per share. These dividend payments are payable on July 15, 2014, to shareholders of record on July 1, 2014.

Dividend payments totaled $2.2 million and $7.6 million for fiscal 2014 and 2013, respectively. The dividend payments totaling $2.2 million in fiscal 2014 represented quarterly dividend payments ranging from $0.04 to $0.05 per share. The dividend payments totaling $7.6 million for fiscal 2013 represented a $6.1 million special cash dividend payment of $0.50 per share and $1.5 million of quarterly dividend payments of $0.03 per share.

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

During fiscal 2014, there were no repurchases of our common stock. Subsequent to our fiscal 2014 year-end, we purchased 22,101 shares of our common stock at a cost of $381,000 against the $5.0 million that was authorized on February 25, 2014.

During fiscal 2013, we purchased 502,595 shares of common stock at a cost of $5.0 million.

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

Working Capital

Accounts receivable at April 27, 2014, were $27.4 million, an increase of 17% compared with $23.4 million at April 28, 2013. This increase is primarily due to an increase in net sales in both our business segments for the fourth quarter of fiscal 2014 compared with the fourth quarter of fiscal 2013. Net sales in the fourth quarter of fiscal 2014 and 2013 were $74.0 million and $70.4 million, respectively. Days’ sales in receivables were 34 days and 30 days during the fourth quarters of fiscal 2014 and 2013, respectively.

Inventories at April 27, 2014 were $40.7 million, an increase of 6% compared with $38.4 million at April 28, 2013. This increase primarily reflects increased business volume in fiscal 2014 compared to fiscal 2013, expected demand trends in the first quarter of fiscal 2015, and the increased sales contribution from CLASS. Inventory turns were 6.0 and 5.9 for fiscal 2014 and 2013, respectively.

Accounts payable-trade as of April 27, 2014, was $26.7 million, an increase of 19% compared with $22.4 million at April 28, 2013.  This increase primarily reflects increased inventory purchases, as a result of the increased business volume in fiscal 2014 compared with fiscal 2013.

Operating working capital (comprised of accounts receivable and inventories, less accounts payable –trade and capital expenditures) was $41.1 million at April 27, 2014, compared with $39.2 million at April 28, 2013. Operating working capital turnover was 7.0 in fiscal 2014 compared to 7.4 in fiscal 2013.

Financing Arrangements

Unsecured Term Notes

We entered into a note agreement dated August 11, 2008 that provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The remaining principal payments are payable over an average term of 1.3 years through August 11, 2015. Any principal prepayments would be assessed a penalty as defined in the agreement. The agreement contains customary financial and other covenants as defined in the agreement.

Revolving Credit Agreement –United States

At April 28, 2013, we had an unsecured Amended and Restated Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) that provided for a loan commitment of $7.6 million that was due to expire on August 25, 2013. This agreement provided for a pricing matrix to determine the interest rate payable on loans made under this agreement.

Effective August 13, 2013, we entered into a Credit Agreement (“Credit Agreement”) with Wells Fargo that replaced the agreement noted above. This Credit Agreement contains terms and covenants similar to the previous agreement and extends the term of the credit facility through August 31, 2015. Interest is charged at a rate equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement (applicable interest rate of 1.75% at April 27, 2014).

This Credit Agreement provides for an unsecured revolving loan commitment of $10.0 million to be used to finance working capital and general corporate purposes. The amount of borrowings that are outstanding under the revolving credit agreement with Culp Europe noted below decrease the $10.0 million available under this Credit Agreement.

At April 27, 2014, and April 28, 2013, there was a $195,000 outstanding letter of credit (all of which related to workers compensation) provided by the Credit Agreement. There were no borrowings outstanding under the agreement associated with our U.S. operations at April 27, 2014, and April 28, 2013.

Revolving Credit Agreement - China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit up to 40 million RMB (approximately $6.5 million USD at April 27, 2014), that was set to expire on June 8, 2014. This agreement has an interest rate determined by the Chinese government. There were no borrowings under this agreement as of April 27, 2014 and April 28, 2013.

On May 9, 2014, we renewed the unsecured credit agreement associated with our operations in China. The renewal extended the agreement to May 9, 2015, and provides for a line of credit up to 40 million RMB (approximately $6.5 million USD).

Revolving Credit Agreement – Culp Europe

We have an unsecured credit agreement with Wells Fargo that bears interest at WIBOR (Warsaw Interbank Offered Rate) plus 2% (applicable interest rate of 4.38% and 5.25% at April 27, 2014 and April 28, 2013, respectively). There were $586,000 and $561,000 (1.8 million Polish Zloty) in borrowings outstanding under the agreement at April 27, 2014 and April 28, 2013, respectively.

In connection with the Credit Agreement effective August 13, 2013 noted above, the outstanding borrowings, totaling $586,000 at April 27, 2014, are due on August 31, 2015 and decrease the $10.0 million available under the Credit Agreement.

Effective May 2, 2014, we converted our 1.8 million Polish Zloty ($586,000 USD) denominated borrowings under this agreement to EURO denominated borrowings totaling €424,000 ($588,000 USD). In addition, our applicable interest rate of 4.38% at April 27, 2014 was reduced to 2.31%.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants.  At April 27, 2014, the company was in compliance with these financial covenants.

Commitments

The following table summarizes our contractual payment obligations and commitments for each of the next five fiscal years (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total

Capital expenditures	$3,398	-	-	-	-	-	3,398
Accounts payable – capital expenditures	277	-	-	-	-	-	277
Operating leases	2,510	2,151	689	155	31	-	5,536
Interest expense (1)	264	44	-	-	-	-	308
Line of credit	-	586	-	-	-	-	586
Long-term debt – principal	2,200	2,200	-	-	-	-	4,400
Total (2)	$8,649	4,981	689	155	31	-	14,505

Note:  Payment Obligations by End of Each Fiscal Year

(1)	Interest expense includes interest incurred on long-term debt

(2)
At April 27, 2014, we had $13.7 million of total gross unrecognized tax benefits, of which $9.7 million and $4.0 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, competent authority proceedings, changes in regulatory tax laws, or interpretations of those tax laws, or expiration of statutes of limitation. As a result of these inherent uncertainties, the company cannot reasonably estimate the timing of payment of these amounts. Of the $13.7 million in total gross unrecognized tax benefits, $9.7 million would not be subject to cash payments due to the company’s U.S. federal and state net operating loss carryforwards.

Capital Expenditures

Capital expenditures on a cash basis were $5.3 million and $4.4 million for fiscal 2014 and 2013 respectively. These capital expenditures primarily pertained to our mattress fabrics segment. Depreciation expense was $5.3 million and $5.1 million for fiscal 2014 and 2013, respectively, and primarily pertained to our mattress fabrics segment.

For fiscal 2015, we are estimating capital expenditures and depreciation expense for the company as a whole to be approximately $11 million and $6 million, respectively. The estimated capital expenditures and depreciation expense primarily relate to the mattress fabrics segment. These are management’s current expectations only, and changes in our business needs could cause changes in plans for capital expenditures and expectations for related depreciation expense.

Accounts Payable – Capital Expenditures

At April 27, 2014, we had total amounts due regarding capital expenditures totaling $277,000, which pertain to outstanding vendor invoices, none of which are financed. This amount due of $277,000 is required to be paid in full during fiscal 2015.

Handling Costs

We record warehousing costs in SG&A expenses. These costs were $3.5 million, $3.2 million, and $2.6 million, in fiscal 2014, 2013, and 2012, respectively. Warehousing costs include the operating expenses of our various finished goods distribution centers, such as personnel costs, utilities, building rent and material handling equipment, and lease expense. Had these costs been included in cost of sales, gross profit would have been $45.4 million or 15.8% of net sales, in fiscal 2014, $46.3 million or 17.2% of net sales, in fiscal 2013, and $37.1 million, or 14.6% of net sales, in fiscal 2012.

Inflation

Any significant increase in our raw material costs, utility/energy costs and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited our ability to pass significant operating increases on to customers. As discussed elsewhere in this report (see “Segment Analysis”), significant increases in raw material costs led to lower profit margins for both of our business segments during fiscal year 2012.

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

Accounts Receivable - Allowance for Doubtful Accounts.  Substantially all of our accounts receivable are due from residential furniture and bedding manufacturers. As of April 27, 2014, accounts receivable from furniture manufacturers totaled approximately $12.8 million, and accounts receivable from bedding manufacturers totaled approximately $14.6 million.  Additionally, as of April 27, 2014, the aggregate accounts receivable balance of our ten largest customers was $13.9 million, or 51% of trade accounts receivable. No customers within the upholstery fabrics segment accounted for 10% or more of consolidated accounts receivable as of April 27, 2014. One customer within the mattress fabrics segment represented 10% of consolidated accounts receivable at April 27, 2014.

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

The reserve balance for doubtful accounts was $573,000 and $780,000 at April 27, 2014, and April 28, 2013, respectively.

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

The write-down to inventory for inventory markdowns was $2.2 million and $2.0 million at April 27, 2014, and April 28, 2013, respectively.

Goodwill.  Management assesses goodwill for impairment at the end of each fiscal year or between annual tests if an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying values. In accordance with ASU No. 2011-08, Intangibles – Goodwill and Other, we performed our annual impairment test on a qualitative basis. Based on our qualitative assessment, we determined that our goodwill is not impaired using a more likely than not standard.

The company’s goodwill of $11.5 million at April 27, 2014, relates to the mattress fabrics segment.

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

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on this assessment, we recorded a partial valuation allowance of $977,000 and $963,000 million against our net deferred tax assets at April 27, 2014 and April 28, 2013, respectively. Our valuation allowance of $977,000 at April 27, 2014, represents a $666,000 valuation allowance against certain U.S. state net operating loss carryforwards and credits and a valuation allowance of $311,000 against our loss carryforwards associated with our Culp Europe operation located in Poland. Our valuation allowance of $963,000 at April 28, 2013, represents a $722,000 valuation allowance against certain U.S. state net operating loss carryforwards and credits and a valuation allowance of $241,000 against our loss carryforwards associated with our Culp Europe operation located in Poland.

Refer to Note 9 located in the notes to the consolidated statements for disclosures regarding our assessment of our recorded valuation allowance as of April 27, 2014 and April 28, 2013, respectively.

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

At April 27, 2014, we had accumulated earnings and profits from our foreign subsidiaries totaling $72.8 million. At the same date, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $2.0 million, which included U.S. income and foreign withholding taxes totaling $28.1 million, offset by U.S. foreign income tax credits of $26.1 million.

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

At April 27, 2014, we had $13.7 million of total gross unrecognized tax benefits, of which $9.7 million and $4.0 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets.

Adoption of New Accounting Pronouncements

Refer to Note 1 located in the notes to the consolidated statements for recently adopted accounting pronouncements for fiscal 2014.

Recently Issued Accounting Standards

Refer to Note 1 located in the notes to the consolidated statements for recently issued accounting pronouncements for fiscal 2015 and beyond.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our revolving credit lines.

At April 27, 2014, our U.S. revolving credit agreement had an interest rate equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. At April 27, 2014, there were no borrowings outstanding under our U.S. or China revolving credit lines.

At April 27, 2014, our unsecured credit agreement associated with our operations located in Poland had an interest rate equal to WIBOR plus 2% (applicable interest rate of 4.38%). At April 27, 2014, $586,000 (1.8 million Polish Zloty) was outstanding under this agreement. Effective, May 2, 2014, we converted our 1.8 million Polish Zloty ($586,000 USD) denominated borrowings under this agreement to EURO denominated borrowings totaling €424,000 ($588,000 USD). In addition, our applicable interest rate of 4.38% at April 27, 2014, was reduced to 2.31%. The outstanding borrowings under this agreement are required to be paid in full on August 31, 2015, when this agreement expires.

We are not exposed to market risk from changes in interest rates on our long-term debt.  Our unsecured term notes have a fixed interest rate of 8.01%.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in China, Canada, and Poland. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and Poland, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the U.S. dollar as their functional currency. A substantial portion of the company’s imports purchased outside the U.S. are denominated in U.S. dollars. A 10% change in the above exchange rates at April 27, 2014, would not have had a significant impact on our results of operations or financial position.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Culp, Inc.:

We have audited the accompanying consolidated balance sheets of Culp, Inc. (a North Carolina corporation) and Subsidiaries(the “Company”) as of April 27, 2014 and April 28, 2013, and the related consolidated statements of net income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended April 27, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Culp, Inc. and Subsidiaries as of April 27, 2014 and April 28, 2013 and the results of their operations and their cash flows for each of the three years in the period ended April 27, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 27, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 11, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
July 11, 2014

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data and preferred and common stock shares)

April 27, 2014 and April 28, 2013	2014	2013
ASSETS
current assets:
cash and cash equivalents	$29,303	$23,530
short-term investments	6,294	5,286
accounts receivable, net	27,409	23,392
inventories	40,674	38,418
deferred income taxes	6,230	7,709
income taxes receivable	121	318
other current assets	2,344	2,093
total current assets	112,375	100,746

property, plant and equipment, net	31,376	30,594
goodwill	11,462	11,462
deferred income taxes	2,040	753
long-term investments	765	-
other assets	2,917	1,151
total assets	$160,935	$144,706

LIABILITIES AND SHAREHOLDERS' EQUITY
current liabilities:
current maturities of long-term debt	$2,200	$2,200
line of credit	-	561
accounts payable - trade	26,686	22,357
accounts payable - capital expenditures	277	225
accrued expenses	9,181	11,829
income taxes payable	442	285
total current liabilities	38,786	37,457

income taxes payable - long-term	3,962	4,191
deferred income taxes	1,013	3,075
line of credit	586	-
deferred compensation	2,644	-
long-term debt, less current maturities	2,200	4,400
total liabilities	49,191	49,123

commitments and contingencies (notes 10 and 11)

shareholders' equity:
preferred stock, $.05 par value, authorized 10,000,000
shares	-	-
common stock, $.05 par value, authorized 40,000,000
shares, issued and outstanding 12,250,030 at
April 27, 2014 and 12,224,894 at April 28, 2013	612	611
capital contributed in excess of par value	42,932	41,901
accumulated earnings	68,260	53,017
accumulated other comprehensive (loss) income	(60)	54
total shareholders' equity	111,744	95,583
total liabilities and shareholders' equity	$160,935	$144,706

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF NET INCOME

For the years ended April 27, 2014, April 28, 2013 and April 29, 2012

(dollars in thousands, except per share data)	2014	2013	2012

net sales	$287,162	$268,814	$254,443
cost of sales	238,256	219,284	214,711
gross profit	48,906	49,530	39,732

selling, general and administrative expenses	28,657	28,445	25,026
income from operations	20,249	21,085	14,706

interest expense	427	632	780
interest income	(482)	(419)	(508)
other expense, net	1,261	583	236
income before income taxes	19,043	20,289	14,198
income tax expense (note 9)	1,596	1,972	902
net income	$17,447	$18,317	$13,296

net income per share-basic	$1.43	$1.50	$1.05
net income per share-diluted	$1.41	$1.47	$1.03

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended April 27, 2014, April 28, 2013 and April 29, 2012

	2014	2013	2012

Net income	$17,447	$18,317	$13,296

Other comprehensive (loss) income

Unrealized (loss) gain on investments, net of taxes	(114)	38	16

Total other comprehensive (loss) income	(114)	38	16

Comprehensive income	$17,333	$18,355	$13,312

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(dollars in thousands, except common stock shares)			capital		accumulated
	common	common	contributed		other	total
For the years ended April 27, 2014	stock	stock	in excess of	Accumulated	comprehensive	shareholders'
April 28, 2013 and April 29, 2012	shares	amount	par value	earnings	income (loss)	equity

balance, May 1, 2011	13,264,458	$663	$50,681	$28,997	$-	$80,341
net income	-	-	-	13,296	-	13,296
stock-based compensation	-	-	349	-	-	349
unrealized gain on investments	-	-	-	-	16	16
excess tax benefit related to stock options
exercised	-	-	64	-	-	64
common stock repurchased	(624,127)	(31)	(5,353)	-	-	(5,384)
fully vested common stock award	3,075	-	-	-	-	-
common stock issued in connection
with exercise of stock options	59,400	3	315	-	-	318
balance, April 29, 2012	12,702,806	635	46,056	42,293	16	89,000
net income	-	-	-	18,317	-	18,317
stock-based compensation	-	-	562	-	-	562
unrealized gain on investments	-	-	-	-	38	38
excess tax benefit related to stock options
exercised	-	-	76	-	-	76
common stock repurchased	(502,595)	(25)	(4,997)	-	-	(5,022)
fully vested common stock award	1,658	-	-	-	-	-
common stock issued in connection
with exercise of stock options	23,025	1	204	-	-	205
dividends paid	-	-	-	(7,593)	-	(7,593)
balance, April 28, 2013	12,224,894	611	41,901	53,017	54	95,583
net income	-	-	-	17,447	-	17,447
stock-based compensation	-	-	710	-	-	710
unrealized loss on investments	-	-	-	-	(114)	(114)
excess tax benefit related to stock options
exercised	-	-	143	-	-	143
fully vested common stock award	3,000	-	-	-	-	-
common stock issued in connection
with exercise of stock options	23,125	1	193	-	-	194
common stock issued surrendered for
withholding taxes payable	(989)	-	(15)	-	-	(15)
dividends paid				(2,204)		(2,204)
balance, April 27, 2014	12,250,030	$612	$42,932	$68,260	$(60)	$111,744

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended April 27, 2014, April 28, 2013 and April 29, 2012
(dollars in thousands)	2014	2013	2012

cash flows from operating activities:
net income	$17,447	$18,317	$13,296
adjustments to reconcile net income to net cash
provided by operating activities:
depreciation	5,312	5,115	4,865
amortization of other assets	169	235	243
stock-based compensation	710	562	349
excess tax benefit related to stock options exercised	(143)	(76)	(64)
deferred income taxes	(1,727)	(344)	(1,682)
gain on sale of equipment	(283)	-	(168)
foreign currency exchange losses (gains)	626	222	(215)
changes in assets and liabilities, net of effects of acquisition of assets:
accounts receivable	(3,857)	1,667	(4,792)
inventories	(2,200)	(1,979)	(7,497)
other current assets	(270)	(49)	395
other assets	(72)	(176)	(61)
accounts payable-trade	4,131	(8,384)	5,426
accrued expenses and deferred compensation	34	2,531	1,710
accrued restructuring	-	(40)	(4)
income taxes	342	(526)	202
net cash provided by operating activities	20,219	17,075	12,003

cash flows from investing activities:
capital expenditures	(5,258)	(4,400)	(5,890)
net cash paid for acquisition of assets	(2,640)	-	-
purchase of short-term investments	(1,945)	(105)	(4,797)
proceeds from the sale of short-term investments	810	795	6,707
purchase of long-term investments	(765)	-	-
proceeds from life insurance policies	-	716	-
payments on life insurance policies	(30)	(19)	-
proceeds from the sale of buildings and equipment	407	-	299
net cash used in investing activities	(9,421)	(3,013)	(3,681)

cash flows from financing activities:
proceeds from lines of credit	-	1,000	6,323
payments on lines of credit	-	(1,325)	(5,500)
payments on long-term debt	(2,200)	(2,515)	(2,404)
debt issuance costs	(83)	-	(37)
repurchases of common stock	-	(5,022)	(5,384)
dividends paid	(2,204)	(7,593)	-
proceeds from common stock issued	194	205	318
excess tax benefit related to stock options exercised	143	76	64
net cash used in financing activities	(4,150)	(15,174)	(6,620)

effect of exchange rate changes on cash and cash equivalents	(875)	(381)	140

increase (decrease) in cash and cash equivalents	5,773	(1,493)	1,842

cash and cash equivalents at beginning of year	23,530	25,023	23,181

cash and cash equivalents at end of year	$29,303	$23,530	$25,023

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufacturers, sources, and sells fabrics and mattress covers to bedding manufacturers. The upholstery fabrics segment sources, manufacturers, and sells fabrics primarily to residential furniture manufacturers. The majority of our revenues are derived in North America. The company has mattress fabric operations located in Stokesdale, NC, High Point, NC, and Quebec, Canada. The company has upholstery fabric operations located in Shanghai, China, Poznan, Poland, Burlington, NC and Anderson, SC.

Basis of Presentation – The consolidated financial statements of the company have been prepared in accordance with U.S. generally accepted accounting principles.

Principles of Consolidation – The consolidated financial statements include the accounts of the company and its subsidiaries, which are wholly-owned.  All significant intercompany balances and transactions have been eliminated in consolidation. The accounts of our subsidiaries located in Shanghai, China and Poznan, Poland are consolidated as of April 30, a calendar month end, which is required by the Chinese and Polish governments, respectively. No events occurred related to the difference between our fiscal year end on the Sunday closest to April 30 and our China and Polish subsidiaries year end of April 30 that materially affected the company’s financial position, results of operations, or cash flows for fiscal years 2014, 2013, and 2012.

Fiscal Year – Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30.  Fiscal 2014, 2013 and 2012 each included 52 weeks.

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

Cash and Cash Equivalents – Cash and cash equivalents include demand deposit and money market accounts.  We consider all highly liquid instruments with original maturities of three months or less to be cash equivalents. Our Chinese subsidiaries had cash and cash equivalents of $15.3 million and $10.2 million at April 27, 2014 and April 28, 2013, respectively. Our Canadian subsidiary had cash and cash equivalents of $9.1 million and $5.0 million at April 27, 2014 and April 28, 2013, respectively.  Our Polish subsidiary had cash and cash equivalents of $162,000 and $100,000 at April 27, 2014 and April 28, 2013, respectively.

Throughout the year, we have cash balances regarding our U.S. operations in excess of federally insured amounts on deposit with a financial institution. We have not experienced any losses in such accounts. Management believes we are not exposed to any significant credit risk related to cash and cash equivalents.

Short-Term Investments – Our short-term investments consist of bond funds that are classified as available-for-sale. Our short term investments had an accumulated unrealized loss totaling $60,000 at April 27, 2014 and an accumulated unrealized gain totaling $54,000 at April 28, 2013. Our short-term investments were recorded at its fair value of $6.3 million and $5.3 million at April 27, 2014 and April 28, 2013, respectively. The fair value of our short-term investments approximates its cost basis.

Our Canadian subsidiary had short-term investments of $5.3 million and $4.2 million at April 27, 2014 and April 28, 2013, respectively. Our U.S. operations held short-term investments of $1.0 million at April 27, 2014 and April 28, 2013, respectively. Our Chinese and Polish subsidiaries did not hold any short-term investments at April 27, 2014 and April 28, 2013, respectively.

Long-Term Investments – Effective January 1, 2014, we established a Rabbi Trust to set aside funds for participants of our deferred compensation plan (the “Plan”) and enable the participants to credit their contributions to various investment options of the Plan. The investments associated with the Rabbi Trust consist of investments in a money market fund and various mutual funds that are classified as available for sale. Our long-term investments were recorded at its fair value of $765,000 at April 27, 2014. The fair value of long-term investments approximates its cost basis.

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

No interest costs were capitalized for the construction of qualifying fixed assets for fiscal years 2014, 2013 and 2012.

Foreign Operations – Our future operations and earnings will be significantly impacted by the results of our operations in China, and Canada. There can be no assurance that we will be able to successfully conduct such operations, and a failure to do so could have a material adverse effect on our financial position, results of operations, and cash flows. Also, the success of our operations will be subject to numerous contingencies, some of which may be beyond management’s control. These contingencies include general and regional economic conditions, prices for the company’s products, competition, changes in regulation, and various additional political, economic, governmental, and other uncertainties. Among other risks, our operations will be subject to the risks of restrictions on transfer of funds, export duties, quotas and embargoes, domestic and international customs and tariffs, changing taxation policies, and foreign exchange rate fluctuations and restrictions.

Foreign Currency Adjustments – The United States dollar is the functional currency for the company’s Canadian, Chinese, and Polish subsidiaries. All monetary foreign currency asset and liability accounts are remeasured into U.S. dollars at year-end exchange rates. Non-monetary asset and liabilities such as property, plant, and equipment are recorded at historical exchange rates. Foreign currency revenues and expenses are remeasured at average exchange rates in effect during the year, except for certain expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses from remeasurement of foreign currency denominated monetary assets and liabilities are recorded in the other expense, net line item in the Consolidated Statements of Income in the period in which they occur.

Our Canadian subsidiary reported a foreign currency exchange loss of $44,000, $10,000, and $19,000 for fiscal years 2014, 2013, and 2012, respectively. Our Chinese subsidiaries reported a foreign currency exchange loss of $571,000 and $158,000 for fiscal years 2014 and 2013, respectively. Our Chinese subsidiaries reported a foreign exchange gain of $320,000 in fiscal year 2012. Our Polish subsidiary reported a foreign exchange loss of $50,000, $40,000 and $145,000 in fiscal years 2014, 2013 and 2012, respectively.

Goodwill – Management assesses goodwill for impairment at the end of each fiscal year or between annual tests if an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying values. In accordance with ASU No. 2011-08, Intangibles-Goodwill and Other (ASC Topic 350), we performed our annual impairment test on a qualitative basis. Based on our qualitative assessments as of April 27, 2014 and April 28, 2013, we determined that our goodwill was not impaired using a more likely than not standard.

Our goodwill of $11.5 million at April 27, 2014 and April 28, 2013, respectively, relates to our mattress fabrics segment.

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

Shipping and Handling Costs – Revenue received for shipping and handling costs, which is immaterial for all periods presented, is included in net sales.  Shipping costs, principally freight, that comprise payments to third-party shippers are classified as cost of sales.  Handling costs represent finished goods warehousing costs incurred to store, move, and prepare products for shipment in the company’s various distribution facilities. Handling costs were $3.5 million, $3.2 million and $2.6 million in fiscal 2014, 2013, and 2012, respectively, and are included in selling, general and administrative expenses.

Sales and Other Taxes – Sales and other taxes collected from customers and remitted to governmental authorities are presented on a net basis and, as such, are excluded from revenues.

Stock-Based Compensation – Our equity incentive plans are described more fully in Note 12. ASC 718, “Compensation – Stock Compensation” (formerly known as SFAS No. 123(R)), requires that all stock-based compensation be recognized as compensation expense in the financial statements and that such cost be measured at the grant date for awards issued to employees and the company’s board of directors. Equity awards issued to non-employees are measured at the earlier date of when the performance criteria are met or the end of each reporting period. Compensation expense for unvested stock options and time vested restricted stock awards are amortized on a straight-line basis over the remaining vesting periods. Compensation expense for performance based restricted stock units were recorded based on an assessment each reporting period of the probability if certain performance goals were to be met during the contingent vesting period. If performance goals were not probable of occurrence, no compensation expense was recognized and any previously recognized compensation cost was reversed. Excess tax benefits related to our equity incentive plans are reflected as financing cash inflows on the Statement of Cash Flows. We have elected to record the additional excess tax benefits associated with our equity incentive awards as a reduction in current income tax payable prior to utilizing any net operating loss carryforwards.

Fair Value of Financial Instruments – The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. These financial instruments include our long-term debt and short-term and long-term investments. The fair value measurement of these financial instruments are described more fully in Note 13.

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

Recently Adopted Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. This update did not have an impact on our financial position, results of operations, or cash flows.

Recently Issued Accounting Pronouncements

In May 2014, FASB issued accounting guidance on revenue recognition. The amended guidance will enhance the comparability of revenue recognition practices and will be applied to all contracts with customers. Improved disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized are requirements under the amended guidance. This guidance will be effective for fiscal 2018 and will be required to be applied retrospectively. We are currently assessing the impact that this guidance will have on our consolidated financial statements at this time.

2.    BUSINESS COMBINATIONS – MATTRESS FABRIC SEGMENT

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

The purchase price for the equipment and the other certain assets noted below was $2.6 million in cash.

Direct acquisition costs related to this business combination totaled $83,000.

The following table presents the allocation of the acquisition cost to the assets acquired based on their fair values:

(dollars in thousands)	Fair Value
Equipment (Note 13)	$890
Non-compete agreement (Notes 7 and 13)	882
Customer relationships (Notes 7 and 13)	868
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

The following unaudited pro forma consolidated results of operations for the years ending April 27, 2014 and April 28, 2013 have been prepared as if the acquisition of Bodet & Horst had occurred on April 30, 2012:

	Years ended
		(Unaudited)
(dollars in thousands)	April 27, 2014	April 28, 2013
Net Sales	$287,162	$278,681

Income from operations	20,249	21,048

Net income	17,447	18,208

Net income per share, basic	1.43	1.49

Net income per share, diluted	1.41	1.46

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

3.        ACCOUNTS RECEIVABLE

A summary of accounts receivable follows:

	April 27,	April 28,
(dollars in thousands)	2014	2013
customers	$28,461	24,715
allowance for doubtful accounts	(573)	(780)
reserve for returns and allowances and discounts	(479)	(543)
	$27,409	23,392

A summary of the activity in the allowance for doubtful accounts follows:

(dollars in thousands)	2014	2013	2012
beginning balance	$(780)	(567)	(776)
provision for bad debts	139	(283)	(67)
write-offs, net of recoveries	68	70	276
ending balance	$(573)	(780)	(567)

A summary of the activity in the allowance for returns and allowances and discounts follows:

(dollars in thousands)	2014	2013	2012
beginning balance	$(543)	(478)	(577)
provision for returns and allowances	(2,094)	(2,454)	(2,694)
and discounts
credits issued	2,158	2,389	2,793
ending balance	$(479)	(543)	(478)

4.        INVENTORIES

A summary of inventories follows:

	April 27,	April 28,
(dollars in thousands)	2014	2013
raw materials	$6,707	5,311
work-in-process	2,263	2,539
finished goods	31,704	30,568
	$40,674	38,418

5.        PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment follows:

	depreciable lives	April 27,	April 28,
(dollars in thousands)	(in years)	2014	2013
land and improvements	0-10	$741	741
buildings and improvements	7-40	12,983	12,812
leasehold improvements	**	1,281	801
machinery and equipment	3-12	51,605	53,608
office furniture and equipment	3-10	6,865	6,587
capital projects in progress		3,941	1,733
		77,416	76,282
accumulated depreciation and amortization		(46,040)	(45,688)
		$31,376	30,594

** Shorter of life of lease or useful life.

At April 27, 2014, we had total amounts due regarding capital expenditures totaling $277,000, which pertain to outstanding vendor invoices, none of which are financed. The total outstanding amount of $277,000 is required to be paid in full in fiscal 2015.

At April 28, 2013, we had total amounts due regarding capital expenditures totaling $225,000, which pertained to outstanding vendor invoices, none of which are financed.

We did not finance any of our capital expenditures in fiscal 2014, 2013, and 2012.

6.        GOODWILL

A summary of the change in the carrying amount of goodwill follows:

(dollars in thousands)	2014	2013	2012
beginning balance	$11,462	11,462	11,462
loss on impairment	-	-	-
acquisitions	-	-	-
ending balance	$11,462	11,462	11,462

The goodwill balance relates to the mattress fabrics segment.

7.        OTHER ASSETS

A summary of other assets follows:

	April 27,	April 28,
(dollars in thousands)	2014	2013
cash surrender value - life insurance	$644	625
non-compete agreement, net	1,041	185
customer relationships, net	817	-
other	415	341
	$2,917	1,151

Non-Compete Agreement

In connection with the asset purchase and consulting agreement with Bodet & Horst on May 8, 2013 (see note 2), we restructured our prior non-compete agreement pursuant to our asset purchase and consulting agreement dated August 11, 2008. We have agreed with Bodet & Horst to replace the prior non-compete agreement that prevented us from selling certain mattress fabrics and products to a leading manufacturer, that will now allow us to make such sales. In addition, the prior consulting and non-compete agreement, under which Bodet & Horst agreed not to sell mattress fabrics in North America, was replaced, expanded, and extended pursuant to the new asset purchase and consulting agreement. We recorded this non-compete agreement at its fair value based on a discounted cash flow valuation model. This non-compete agreement is amortized on a straight line basis over the fifteen year life of the agreement and required quarterly payments of $12,500. As of April 27, 2014 we had one remaining non-compete payment of $12,500, which was subsequently paid in May 2014.

During fiscal 2013 and 2012, the prior non-compete agreement associated with Bodet & Horst was amortized on a straight-line basis over the six year life of the previous agreement.

The gross carrying amount of this non-compete agreement was $2.0 million and $1.1 million at April 27, 2014 and April 28, 2013, respectively. At April 27, 2014, and April 28, 2013, accumulated amortization for this non-compete agreement for the non-compete agreement was $1.0 million and $940,000 respectively.

Of the $1.0 million non-compete carrying amount at April 27, 2014, $218,000 pertains to the prior non-compete agreement that was in place as part of the asset purchase agreement dated August 11, 2008, and $823,000 pertains to the non-compete agreement pursuant to the asset purchase agreement dated May 8, 2013 that restructured and expanded the non-compete agreement that was in place effective August 11, 2008.

Amortization expense for this non-compete agreement was $75,000, $198,000, and $197,000 in fiscal years 2014, fiscal 2013, and fiscal 2012, respectively. The remaining amortization expense (which includes the total remaining Bodet & Horst non-compete payment of $12,500) for the next five years and thereafter follows: FY 2015 - $75,000; FY 2016 - $75,000; FY 2017 - $75,000; FY 2018 - $75,000; FY 2019 - $75,000, and Thereafter - $679,000.

The weighted average amortization period for the non-compete agreement is 14 years as of April 27, 2014.

Customer Relationships

In connection with the asset purchase and consulting agreement with Bodet & Horst noted above, we purchased certain customer relationships. We recorded the customer relationships at their fair value based on a multi-period excess earnings valuation model. The gross carrying amount of these customer relationships was $868,000 at April 27, 2014. Accumulated amortization for these customer relationships was $51,000 at April 27, 2014.

The customer relationships are amortized on a straight-line basis over their seventeen year useful life. Amortization expense for the customer relationships was $51,000 for fiscal 2014. The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2015 - $51,000; FY 2016 - $51,000; FY 2017 - $51,000; FY 2018 - $51,000; FY 2019 - $51,000; and Thereafter - $562,000.

The weighted average amortization period for our customer relationships is 16 years as of April 27, 2014.

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

At April 27, 2014, and April 28, 2013, we had two life insurance contracts with death benefits to the respective insured totaling $4.4 million. Our cash surrender value - life insurance balance of $644,000 and $625,000 at April 27, 2014 and April 28, 2013, respectively, are collectible upon death of the respective insured.

8.        ACCRUED EXPENSES

A summary of accrued expenses follows:

	April 27,	April 28,
(dollars in thousands)	2014	2013
compensation, commissions and related benefits	$7,388	9,831
interest	71	111
other	1,722	1,887
	$9,181	11,829

9.        INCOME TAXES

Income Tax Expense and Effective Income Tax Rate

Total income tax expense was allocated as follows:

(dollars in thousands)	2014	2013	2012
income from operations	$1,596	1,972	902
shareholders' equity, related to
the tax benefit arising from stock
based compensation	(143)	(76)	(64)
	$1,453	1,896	838

Income tax expense attributable to income from operations consists of:

(dollars in thousands)	2014	2013	2012
current
federal	$-	-	79
state	-	19	-
foreign	3,323	2,297	2,505
	3,323	2,316	2,584
deferred
federal	1,065	192	727
state	416	14	55
undistributed earnings - foreign subsidiaries	(5,018)	7,011	-
U.S. operating loss carryforwards	1,838	3,665	1,102
foreign	(42)	608	143
valuation allowance	14	(11,834)	(3,709)
	(1,727)	(344)	(1,682)
	$1,596	1,972	902

Income (loss) before income taxes related to the company’s foreign and U.S. operations consists of:

(dollars in thousands)	2014	2013	2012
Foreign
China	$11,512	10,593	9,130
Canada	2,149	2,075	2,098
Poland	(370)	(630)	(714)
Total Foreign	13,291	12,038	10,514

United States	5,752	8,251	3,684
	$19,043	20,289	14,198

The following schedule summarizes the principal differences between the income tax expense at the federal income tax rate and the effective income tax rate reflected in the consolidated financial statements:

	2014	2013	2012
federal income tax rate	34.0%	34.0%	34.0%
foreign tax rate differential	(7.2)	(6.7)	(8.8)
increase in tax reserves	4.3	4.0	6.1
undistributed earnings from foreign subsidiaries	(26.3)	34.6	-
change in valuation allowance	0.1	(58.3)	(26.1)
other	3.5	2.1	1.2
	8.4%	9.7%	6.4%

Deferred Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following:

(dollars in thousands)	2014	2013
deferred tax assets:
accounts receivable	$274	376
inventories	1,801	1,689
compensation	3,200	3,049
liabilities and other	1,109	700
alternative minimum tax credit	1,320	1,320
property, plant and equipment (1)	572	758
loss carryforwards - U.S.	17,161	19,842
loss carryforwards - foreign	311	241
unrecognized tax benefits - U.S.	(9,778)	(8,976)
valuation allowances	(977)	(963)
total deferred tax assets	14,993	18,036
deferred tax liabilities:
undistributed earnings on foreign subsidiaries	(1,993)	(7,011)
property, plant and equipment (2)	(4,581)	(4,653)
goodwill	(1,028)	(849)
other	(134)	(136)
total deferred tax liabilities	(7,736)	(12,649)
Net deferred tax asset	$7,257	5,387
(1)	Pertains to the company’s operations located in China.
(2)	Pertains to the company’s operations located in the U.S. and Canada.

Federal and state net operating loss carryforwards were $45.7 million with related future tax benefits of $17.2 million at April 27, 2014. These carryforwards principally expire in 11-18 years, fiscal 2025 through fiscal 2033.  The company also has an alternative minimum tax credit carryforward of approximately $1.3 million for federal income tax purposes that does not expire.

At April 27, 2014, the current deferred tax asset of $6.2 million represents $5.8 million and $372,000 from our operations located in the U.S. and China, respectively. At April 27, 2014, the non-current deferred tax asset of $2.0 million represents $1.4 million and $572,000 from our operations located in the U.S. and China, respectively.  At April 27, 2014, the non-current deferred tax liability of $1.0 million pertained to our operations located in Canada.

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

Deferred Income Taxes – Valuation Allowance

Summary

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law.  Based on our assessment at April 27, 2014, we recorded a partial valuation allowance of $977,000, of which $666,000 pertained to certain U.S. state net operating loss carryforwards and credits and $311,000 pertained to loss carryforwards associated with our Culp Europe operation located in Poland. Based on our assessment at April 28, 2013, we recorded a partial valuation allowance of $963,000, of which $722,000 pertained to certain U.S. state net operating loss carryforwards and credits and $241,000 pertained to loss carryforwards associated with our Culp Europe operation located in Poland.

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at April 27, 2014 and April 28, 2013, respectively.

United States

Our net deferred tax asset regarding our U.S. operations includes U.S. loss carryforwards totaling $45.7 million, $50.7 million, and $59.9 million at April 27, 2014, April 28, 2013, and April 29, 2012, respectively.

Fiscal 2012

Due to the favorable results of our multi-year restructuring process in our upholstery fabric operations and key acquisitions and capital investments made for our mattress fabric operations, our U.S. operations earned a cumulative pretax income through the second quarter of fiscal 2012 and fiscal years 2011 and 2010 totaling $10.0 million. This increase in cumulative pre-tax income was driven by our mattress fabrics operations (which primarily resides in the U.S.). During the second quarter of fiscal 2012, our mattress fabrics operations had net sales totaling $35.2 million compared with $28.3 million in the second quarter of fiscal 2011. In addition, our mattress fabrics operations had operating income totaling $3.8 million in the second quarter of fiscal 2012 compared with $3.3 million in the second quarter of fiscal 2011. These improved results in the second quarter of fiscal 2012, which were better than expected, can be attributed to increased sales from our sales and marketing initiatives and new programs with customers who are leading suppliers in the bedding industry. Collectively these developments increased our confidence in forecasting U.S. taxable income through fiscal 2014 in the second quarter of fiscal 2012.

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

This continued earnings improvement from our U.S. operations was primarily due to the operating performance of our mattress fabric operations. Through the second quarter of fiscal 2013, our mattress fabric operations had net sales that totaled $77.7 million, an increase of 15% compared with $67.4 million through the second quarter of fiscal 2012. In addition, our mattress fabric operations reported operating income of $10.3 million through the second quarter of fiscal 2013, an increase of 49% compared with $7.0 million through the second quarter of fiscal 2012. These improved results through the second quarter of fiscal 2013, which were better than expected, were attributed to the evolution of the bedding industry into a more decorative business with growing consumer demand for better bedding and a higher quality mattress fabric, and the stabilization of raw material prices.

Based on the positive evidence at the end of our second quarter of fiscal 2013, as supported by our cumulative earnings history, current and expected earnings improvement driven by our U.S. mattress fabric operations, and the significant source of U.S. taxable income from the undistributed earnings of our foreign subsidiaries (see separate section below), we recorded an income tax benefit of $12.2 million to reverse substantially all of the valuation allowance against our U.S. net deferred tax assets. In the third quarter of fiscal 2013, we recorded an income tax charge of $103,000, due to a change in our second quarter estimate of the recoverability of our U.S. state net loss operating carryforwards.

After this valuation allowance reversal of $12.1 million, we had a remaining valuation allowance against our U.S. net deferred tax assets totaling $722,000 as of April 28, 2013. This valuation allowance pertained to certain U.S. state net operating loss carryforwards and credits in which it is “more likely than not” that these U.S. state net operating loss carryforwards and credits would not be realized prior to their respective expiration dates.

Fiscal 2014

At April 27, 2014, we had a remaining valuation allowance against our U.S net deferred tax assets totaling $666,000. This valuation allowance pertained to U.S. state net operating loss carryforwards and credits in which it is “more likely than not” that these U.S. state net operating loss carryforwards and credits would not be realized prior to their respective expiration dates. In fiscal 2014, we booked an income tax benefit of $56,000 that reduced our valuation allowance against our U.S. net deferred tax assets. This income tax benefit pertained to a change in estimate of the recoverability of our U.S. state net loss operating carryforwards at the end of fiscal 2014.

Poland

During the third quarter of fiscal 2011, we established Culp Europe, a wholly-owned subsidiary located in Poland. Due to the initial start up costs of setting up this operation and the current state of the European economy, this operation had recorded cumulative pre-tax losses totaling $1.9 million through fiscal 2014.

Based on the negative evidence, as supported by our cumulative loss history and the short carryforward period of 5 years imposed by the Polish government, we recorded a full valuation allowance against Culp Europe’s net deferred tax assets commencing in the second quarter of fiscal 2013. As of April 27, 2014, we recorded a full valuation allowance against Culp Europe’s net deferred tax assets totaling $311,000.

Change in Valuation Allowance

In fiscal 2014, we recorded an income tax charge of $14,000 for an increase of our valuation allowance. The $14,000 increase represents an income tax charge of $70,000 for an increase in the full valuation allowance against our net deferred tax assets associated with our Culp Europe operations located in Poland, offset by an income tax benefit of $56,000 for a change in estimate of the recoverability of our U.S. state net loss operating carryforwards at the end of fiscal 2014.

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

Deferred Income Taxes – Undistributed Earnings from Foreign Subsidiaries

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

Fiscal 2013

Prior to the second quarter of fiscal 2013, it was management’s intention to indefinitely reinvest all of our undistributed foreign earnings. Accordingly, no deferred tax liability had been recorded in connection with the future repatriation of these earnings.

During the second quarter of fiscal 2013, we assessed the financial requirements of our U.S. parent company and foreign subsidiaries and determined that our undistributed earnings from our foreign subsidiaries totaling $55.6 million will not be reinvested indefinitely and will be eventually distributed to our U.S. parent company. The financial requirements of the U.S. parent company changed due to a decision to return cash to its shareholders through dividend payments and common stock repurchases. Also, in order to keep up with the recent growth in consumer demand for better bedding and a higher quality mattress fabric, it is our intention to continue our investment in our domestic mattress fabric operations. As a result of this assessment, we recorded a deferred tax liability and corresponding income tax charge of $6.6 million during the second quarter of fiscal 2013 and an additional $400,000 in the last half of fiscal 2013.

At April 28, 2013, we had accumulated earnings and profits from our foreign subsidiaries totaling $56.7 million. At the same date, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $7.0 million, which included U.S. income and foreign withholding taxes totaling $22.0 million, offset by U.S. foreign income tax credits of $15.0 million.

Fiscal 2014

During the third quarter of fiscal 2014, our operations in China achieved positive accumulated earnings and profits for both U.S. income tax and financial reporting purposes for the first time since we determined our undistributed earnings from foreign subsidiaries would not be reinvested indefinitely in the second quarter of fiscal 2013. As a result, we recorded an income tax benefit of $5.4 million to recognize U.S. foreign income tax credits of $9.9 million offset by the U.S. income tax effects of the undistributed earnings from our China operations and foreign withholding taxes totaling $4.5 million. This $5.4 million income tax benefit was treated as a discrete event in which the full income tax benefits of this adjustment were recorded in the third quarter and full fiscal year 2014, as it pertained to a change in judgment on prior periods’ accumulated earnings and profits associated with our subsidiaries located in China.

In addition, an income tax charge of $352,000 was recorded during fiscal 2014 for the U.S. income tax effects of the undistributed earnings and foreign withholding taxes incurred in fiscal 2014 from our Canadian operations and the fourth quarter of fiscal 2014 from our China operations.

At April 27, 2014, we had accumulated earnings and profits from our foreign subsidiaries totaling $72.8 million. At the same date, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $2.0 million, which included U.S. income and foreign withholding taxes totaling $28.1 million, offset by U.S. foreign income tax credits of $26.1 million.

Uncertainty in Income Taxes

The following table sets forth the change in the company’s unrecognized tax benefit:

(dollars in thousands)	2014	2013	2012
beginning balance	$13,166	12,462	11,739
increases from prior period tax positions	756	812	852
decreases from prior period tax positions	(182)	(108)	(129)
increases from current period tax positions	-	-	-
ending balance	$13,740	13,166	12,462

At April 27, 2014, we had $13.7 million of total gross unrecognized tax benefits, of which $4.0 million would favorably affect the income tax rate in future periods. At April 28, 2013, we had $13.1 million of total gross unrecognized tax benefits, of which $4.2 million would favorably affect the income tax rate in future periods.

As of April 27, 2014, we had $13.7 million of total gross unrecognized tax benefits, of which $9.7 million and $4.0 million were classified as net non-current deferred income taxes and income taxes payable-long-term, respectively, in the accompanying consolidated balance sheets. As of April 28, 2013, we had $13.1 million of total gross unrecognized tax benefits, of which $8.9 million and $4.2 million were classified as net non-current deferred income taxes and income taxes payable- long-term, respectively, in the accompanying consolidated balance sheets.

We elected to classify interest and penalties as part of income tax expense. At April 27, 2014 and April 28, 2013, the gross amount of interest and penalties due to unrecognized tax benefits was $755,000 and $640,000, respectively.

The liability for uncertain tax positions at April 27, 2014, includes $13.7 million related to tax positions for which significant change is reasonably possible in fiscal 2015. This amount relates to double taxation under applicable tax treaties with foreign tax jurisdictions. United States federal and state income tax returns filed by the company remain subject to examination for tax years 2005 and subsequent due to loss carryforwards. Canadian federal returns remain subject to examination for tax years 2007 and subsequent. Canadian provincial (Quebec) returns remain subject to examination for tax years 2010 and subsequent. Income tax returns for the company’s China subsidiaries are subject to examination for tax years 2009 and subsequent.

Income Taxes Paid

Income tax payments, net of income tax refunds, were $3.0 million in fiscal 2014, $2.8 million in 2013, and $2.4 million in 2012.

10.    LONG-TERM DEBT AND LINES OF CREDIT

A summary of long-term debt follows:

	April 27,	April 28,
(dollars in thousands)	2014	2013
unsecured senior term notes	$4,400	6,600
current maturities of long-term debt	(2,200)	(2,200)
long-term debt, less current maturities	$2,200	4,400

Unsecured Term Notes

We entered into a note agreement dated August 11, 2008 that provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The remaining principal payments are payable over an average term of 1.3 years through August 11, 2015. Any principal prepayments would be assessed a penalty as defined in the agreement. The agreement contains customary financial and other covenants as defined in the agreement.

Revolving Credit Agreement –United States

At April 28, 2013, we had an unsecured Amended and Restated Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) that provided for a loan commitment of $7.6 million that was due to expire on August 25, 2013. This agreement provided for a pricing matrix to determine the interest rate payable on loans made under this agreement.

Effective August 13, 2013, we entered into a Credit Agreement (“Credit Agreement”) with Wells Fargo that replaced the agreement noted above. This Credit Agreement contains terms and covenants similar to the previous agreement and extends the term of the credit facility through August 31, 2015. Interest is charged at a rate equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement (applicable interest rate of 1.75% at April 27, 2014).

This Credit Agreement provides for an unsecured revolving loan commitment of $10.0 million to be used to finance working capital and general corporate purposes. The amount of borrowings that are outstanding under the revolving credit agreement with Culp Europe noted below decrease the $10.0 million available under this Credit Agreement.

At April 27, 2014, and April 28, 2013, there was a $195,000 outstanding letter of credit (all of which related to workers compensation) provided by the Credit Agreement. There were no borrowings outstanding under the agreement associated with our U.S. operations at April 27, 2014, and April 28, 2013.

Revolving Credit Agreement - China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit up to 40 million RMB (approximately $6.5 million USD at April 27, 2014), that was set to expire on June 8, 2014. This agreement has an interest rate determined by the Chinese government. There were no borrowings under this agreement as of April 27, 2014 and April 28, 2013.

On May 9, 2014, we renewed the unsecured credit agreement associated with our operations in China. The renewal extended the agreement to May 9, 2015, and provides for a line of credit up to 40 million RMB (approximately $6.5 million USD).

Revolving Credit Agreement – Culp Europe

We have an unsecured credit agreement with Wells Fargo that bears interest at WIBOR (Warsaw Interbank Offered Rate) plus 2% (applicable interest rate of 4.38% and 5.25% at April 27, 2014 and April 28, 2013, respectively). There were $586,000 and $561,000 (1.8 million Polish Zloty) in borrowings outstanding under the agreement at April 27, 2014 and April 28, 2013, respectively.

In connection with the Credit Agreement effective August 13, 2013 noted above, the outstanding borrowings, totaling $586,000 at April 27, 2014, are due on August 31, 2015 and decrease the $10.0 million available under the Credit Agreement.

Effective May 2, 2014, we converted our 1.8 million Polish Zloty ($586,000 USD) denominated borrowings under this agreement to EURO denominated borrowings totaling €424,000 ($588,000 USD). In addition, our applicable interest rate of 4.38% at April 27, 2014 was reduced to 2.31%.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants.  At April 27, 2014, the company was in compliance with these financial covenants.

The principal payment requirements for long-term debt during the next two fiscal years are: 2015 – $2.2 million; and 2016 – $2.2 million.

Interest paid during 2014, 2013, and 2012 totaled $466,000, $666,000, and $817,000, respectively.

11.     COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain office, manufacturing and warehouse facilities and equipment under noncancellable operating leases.  Lease terms related to real estate range from three to five years with renewal options for additional periods ranging up to nine years.  The leases generally require the company to pay real estate taxes, maintenance, insurance and other expenses.  Rental expense for operating leases was $2.7 million in fiscal 2014, $2.4 million in fiscal 2013, and $2.2 million in fiscal 2012. Future minimum rental commitments for noncancellable operating leases are $2.5 million in fiscal 2015; $2.2 million in fiscal 2016; $689,000 in fiscal 2017, $155,000 in fiscal 2018, and $31,000 in fiscal 2019. Management expects that in the normal course of business, these leases will be renewed or replaced by other operating leases.

The lease associated with our corporate headquarters building located in High Point, North Carolina requires monthly payments of $29,706 from April 1, 2012 through March 31, 2016, plus a percentage of the building’s normal occupancy costs as defined in the agreement. This lease contains renewal options as defined in the agreement for the periods from April 1, 2016 through March 31, 2019, April 1, 2019 through March 31, 2022, and April 1, 2022 through March 31, 2025.

We lease a plant facility associated with our mattress fabrics segment from a partnership owned by certain shareholders and officers of the company and their immediate families. This facility is being leased on a month to month basis at an amount of $12,704 per month. Rents paid to entities owned by certain shareholders and officers of the company and their immediate families totaled $152,000 in each of fiscal 2014, 2013, and 2012.

Chromatex Environmental Claim

A lawsuit was filed against us and other defendants (Chromatex, Inc., Rossville Industries, Inc., Rossville Companies, Inc. and Rossville Investments, Inc.) on February 5, 2008 in the United States District Court for the Middle District of Pennsylvania.  The plaintiffs are Alan Shulman, Stanley Siegel, Ruth Cherenson as Personal Representative of Estate of Alan Cherenson, and Adrienne Rolla and M.F. Rolla as Executors of the Estate of Joseph Byrnes.  The plaintiffs were partners in a general partnership that formerly owned a manufacturing plant in West Hazleton, Pennsylvania (the “Site”).  Approximately two years after this general partnership sold the Site to defendants Chromatex, Inc. and Rossville Industries, Inc., we leased and operated the Site as part of our Rossville/Chromatex division.  The lawsuit involves court judgments that have been entered against the plaintiffs and against defendant Chromatex, Inc. requiring them to pay costs incurred by the United States Environmental Protection Agency (“USEPA”) responding to environmental contamination at the Site, in amounts approximating $14 million, plus unspecified future environmental costs. Neither USEPA nor any other governmental authority has asserted any claim against us on account of these matters.  The plaintiffs seek contribution from us and other defendants and a declaration that the company and the other defendants are responsible for environmental response costs under environmental laws and certain agreements.  The plaintiffs also asserted that we tortiously interfered with contracts between them and other defendants in the case and diverted assets to prevent the plaintiffs from being paid monies owed to them.  We have defended ourselves vigorously with regards to the matters described in this litigation. In addition, we have an indemnification agreement with certain other defendants in the litigation pursuant to which the other defendants agreed to indemnify us for any damages we incur as a result of the environmental matters that are the subject of this litigation, although it is unclear whether the indemnitors have significant assets at this time.

In the first quarter of fiscal 2014, the parties to this lawsuit reached a tentative settlement of all matters, which would require us to contribute cash to a global settlement fund. Consequently, we recorded a charge of $206,000 to other expense in the fiscal 2014 Consolidated Statement of Net Income. In the fourth quarter of fiscal 2014, we paid the $206,000 tentative settlement amount. Subsequently, the settlement was reviewed by the government during the first quarter of fiscal 2015 and the court approved the final agreement by the parties involved. The lawsuit was dismissed on June 5, 2014.

Other Litigation

The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. Management has determined that it is not reasonably possible that these actions, when ultimately concluded and settled, will have a material adverse effect upon the financial position, results of operations, or cash flows of the company.

Purchase Commitments

At April 27, 2014, and April 28, 2013, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $3.4 million and $170,000, respectively.

12.     STOCK-BASED COMPENSATION

Equity Incentive Plan Description

On September 20, 2007, our shareholders approved an equity incentive plan entitled the Culp, Inc. 2007 Equity Incentive Plan (the “2007 Plan”). The types of equity based awards available for grant under the 2007 Plan include stock options, stock appreciation rights, restricted stock and restricted stock units, performance units, and other discretionary awards as determined by our Compensation Committee. An aggregate of 1,200,000 shares of common stock were authorized for issuance under the 2007 Plan. In conjunction with the approval of the 2007 Plan, our 2002 Stock Option Plan was terminated (with the exception of currently outstanding options) and no additional options will be granted under the 2002 Stock Plan. At April 27, 2014 there were 632,963 shares available for future equity based grants under the company’s 2007 Plan.

Stock Options

Under our 2007 Plan, employees, directors, and others associated with the company may be granted options to purchase shares of common stock at the fair market value on the date of grant. No options were granted to employees in fiscal 2014, 2013 or 2012, respectively.

No options were granted to outside directors during fiscal years 2014 and 2012.

During fiscal year 2013, an outside director was granted 2,000 option shares to purchase shares of common stock at the fair market value on the date of grant. Options granted to outside directors vest immediately on the date of grant (October each fiscal year) and expire ten years after the date of grant.

The fair value of stock options granted to an outside director at each grant date during fiscal 2013 was $5.03, using the following assumptions:

	2014	2013	2012
Risk-free interest rate	-	0.67%	-
Dividend yield	-	3.00%	-
Expected volatility	-	61.70%	-
Expected term (in years)	-	5	-

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

The company recorded compensation expense of $10,000, $62,000, and $134,000 within selling, general, and administrative expense for incentive stock options in fiscal 2014, 2013, and 2012, respectively.

The following table summarizes stock option activity for fiscal 2014, 2013, and 2012:

	2014		2013		2012
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
outstanding at beginning
of year	182,825	$6.99	209,475	$7.22	268,875	$6.81
granted	-	-	2,000	12.13	-	-
exercised	(23,125)	8.40	(23,025)	8.92	(59,400)	5.50
canceled/expired	(5,750)	9.28	(5,625)	9.37	-	-
outstanding at end of year	153,950	6.70	182,825	6.99	209,475	7.22

	Options Outstanding				Options Exercisable
	Number	Weighted-Avg.			Number
Range of	Outstanding	Remaining		Weighted-Avg.	Exercisable	Weighted-Avg.
Exercise Prices	at 4/27/14	Contractual Life		Exercise Price	at 4/27/14	Exercise Price
$1.88 - $1.88	40,000	4.7	years	$1.88	40,000	$1.88
$4.59 - $5.41	6,000	1.8		$4.86	6,000	$4.86
$7.08 - $9.57	99,950	3.2		$8.42	99,950	$8.42
$10.11 - $12.13	8,000	4.7		$10.62	8,000	$10.62
	153,950	3.6		$6.70	153,950	$6.70

At April 27, 2014, the aggregate intrinsic value for options exercisable was $1.8 million and had a weighted average contractual term of 3.6 years. At April 27, 2014, the aggregate intrinsic value for options outstanding was $1.8 million.

The aggregate intrinsic value for options exercised was $224,000, $90,000, and $220,000, in fiscal 2014, 2013, and 2012, respectively.

There was no unrecognized compensation cost related to incentive stock option awards at April 27, 2014.

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

On January 7, 2009 (fiscal 2009), certain key management employees and a non-employee were granted 115,000 shares of time vested restricted common stock. Of these 115,000 shares, 105,000 and 10,000 were granted to employees and a non-employee, respectively. This time vested restricted stock award vests in equal one-third installments on May 1, 2012, 2013, and 2014. The fair value (the closing price of the company’s common stock) of this restricted stock award for key management employees is measured at the date of grant (January 7, 2009) and was $1.88 per share. The fair value (the closing price of the company’s common stock) of this restricted stock award for the non-employee is measured at the earlier date when the service period is met or the end of each reporting period.  The fair value of the one-third installment that vested on May 1, 2012, May 1, 2013, and May 1, 2014 was $11.05, $16.25, and $18.61, respectively.

The following table summarizes the time vested restricted stock activity for fiscal 2014, 2013, and 2012:

	2014	2013	2012
	Shares	Shares	Shares
outstanding at beginning
of year	123,335	185,000	195,000
granted	-	-	-
vested	(61,667)	(61,665)	(10,000)
outstanding at end of year	61,668	123,335	185,000

During fiscal 2014, 61,667 shares of time vested restricted stock vested and had a weighted average fair value of $249,000 or $4.04 per share. During fiscal 2013, 61,665 shares of time vested restricted stock vested and had a weighted average fair value of $232,000 or $3.76 per share. During fiscal 2012, 10,000 shares of time vested restricted stock vested due to disability and had a weighted average fair value of $18,800 or $1.88 per share.

At April 27, 2014, there were 61,668 shares of time vested restricted stock outstanding and unvested. Of the 61,668 shares outstanding and unvested, 35,000 shares were granted on January 7, 2009 and 26,668 shares were granted on July 1, 2009. At April 27, 2014, the weighted average fair value of these outstanding and unvested shares was $4.17 per share. At April 28, 2013, there were 123,335 shares of time vested restricted stock outstanding and unvested. Of the 123,335 shares outstanding and unvested, 70,000 shares were granted on January 7, 2009 and 53,335 shares were granted on July 1, 2009. At April 28, 2013, the weighted average fair value of these outstanding and unvested shares was $4.04 per share.

At April 27, 2014, the remaining unrecognized compensation cost related to the unvested restricted stock awards was $5,000, which is expected to be recognized over a weighted average vesting period of 0.2 years.

We recorded compensation expense of $62,000, $140,000, and $189,000 within selling, general, and administrative expense for time vested restricted stock awards in fiscal 2014, 2013, and fiscal 2012, respectively.

Performance Based Restricted Stock Units

Fiscal 2014

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

Overall

We recorded compensation expense of $581,000 and $340,000 within selling, general, and administrative expense for performance based restricted stock units in fiscal 2014 and 2013, respectively.  No compensation expense was recorded for performance based restricted stock units in fiscal 2012 as the performance based restricted stock units granted in fiscal 2009 were fully vested in fiscal 2011 and no performance based restricted stock units were granted in fiscal years 2010 through 2012. Compensation cost is recorded based on an assessment each reporting period of the probability that certain performance goals will be met during the vesting period. If performance goals are not probable of occurrence, no compensation cost will be recognized and any recognized compensation cost would be reversed.

At April 27, 2014, the remaining unrecognized compensation cost related to the performance based restricted stock units was $924,000, which is expected to be recognized over a weighted average vesting period of 1.7 years.

Common Stock Awards

On October 1, 2013, we granted a total of 3,000 shares of common stock to our outside directors. These shares of common stock vested immediately and were measured at $18.84 per share, which represents the closing price of the company's common stock at the date of grant.

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

We recorded $57,000, $20,000, and $26,000 of compensation expense within selling, general, and administrative expense for these common stock awards for fiscal 2014, 2013, and 2012, respectively.

Other Share-Based Arrangements

Effective May 2, 2011, we entered into an agreement in which we granted a non-employee a stock appreciation right that was indexed on 70,000 shares of our common stock. This agreement required us to settle in cash an amount equal to $35,000, plus the excess, if any, over a stock appreciation right value of $700,000 at May 2, 2011. This stock appreciation right value of $700,000 represented the 70,000 indexed shares of common stock noted above measured at the closing price per share of $10.00 at May 2, 2011. The cash settlement in connection with the stock appreciation right value represented the difference between a stock appreciation right value that is indexed on the 70,000 shares of common stock noted above and the highest closing price per share of our common stock for the period May 2, 2011 through June 30, 2012 (limited to $12.00 per share) and the $700,000 stock appreciate right value at May 2, 2011. This award vested over the period May 2, 2011 through June 30, 2012 and represented the non-employee’s required service period.

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

Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

Fair value measurements at April 27, 2014 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Limited Term Bond Fund	$2,576	N/A	N/A	$2,576
Low Duration Bond Fund	2,077	N/A	N/A	2,077
Intermediate Term Bond Fund	1,641	N/A	N/A	1,641
Premier Money Market Fund	755	N/A	N/A	755
Other	10	N/A	N/A	10

Fair value measurements at April 28, 2013 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Limited Term Bond Fund	$2,092	N/A	N/A	$2,092
Low Duration Bond Fund	2,076	N/A	N/A	2,076
Intermediate Term Bond Fund	1,118	N/A	N/A	1,118

The determination of where an asset or liability falls in the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter based on various factors and it is possible that an asset or liability may be classified differently from quarter to quarter. However, we expect that changes in classifications between different levels will be rare.

The fair value of the company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities.  At April 27, 2014, the carrying value of the company’s long-term debt was $4.4 million and the fair value was $4.6 million. At April 28, 2013, the carrying value of the company’s long-term debt was $6.6 million and the fair value was $7.0 million.

Nonrecurring Basis

As of April 27, 2014, we had no assets that are required to be measured at fair value on a nonrecurring basis other than the assets acquired from Bodet & Horst (see note 2) that were acquired at fair value.

Fair value measurements at April 27, 2014 using:

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

(in thousands)	2014	2013	2012
weighted-average common
shares outstanding, basic	12,177	12,235	12,711
dilutive effect of stock-based compensation	237	215	155
weighted-average common
shares outstanding, diluted	12,414	12,450	12,866

All options to purchase shares of common stock were included in the computation of diluted net income for fiscal years 2014 and 2013, as the exercise price of the options was less than the average market price of common shares.

Options to purchase 24,750 shares of common stock were not included in the computation of diluted net loss per share for fiscal 2012 as the exercise price of the options were greater than the average market price of the common shares.

The computation of basic net income did not include 61,668, 123,335, and 185,000 shares of time vested restricted common stock as these shares were unvested for fiscal 2014, 2013, and 2012, respectively.

15.      BENEFIT PLANS

Defined Contribution Plans

The company has defined contribution plans which cover substantially all employees and provides for participant contributions on a pre-tax basis and matching contributions by the company for its U.S. and Canadian operations. Our contributions to the plan were $696,000, $635,000, and $606,000 in fiscal years 2014, 2013, and 2012, respectively.

Deferred Compensation Plan

We have a nonqualified deferred compensation plan (the “Plan”) covering officers and certain key members of management. The Plan provides for participant deferrals on a pre-tax basis that are subject to annual deferral limits by the IRS and non-elective contributions made by the company. Participant deferrals and non-elective contributions made by the company are immediately vested.

Our contributions to the Plan were $166,000 for fiscal 2014, $145,000 for fiscal 2013, and $132,000 for fiscal 2012, respectively.  Our nonqualified deferred compensation plan liability of $2.6 million at April 27, 2014, was recorded in deferred compensation in the 2014 Consolidated Balance Sheet. Our nonqualified deferred compensation plan liability of $2.0 million at April 28, 2013, was recorded in accrued expenses in the 2013 Consolidated Balance Sheet.

Effective January 1, 2014, we established a Rabbi Trust (the “Trust”) to set aside funds for the participants of the Plan and enable the participants to direct their contributions to various investment options in the Plan. The investment options of the Plan consist of a money market fund and various mutual funds. The funds set aside in the Trust are subject to the claims of our general creditors in the event of the company’s insolvency as defined in the Plan. Commencing February 2014, we disbursed funds to the Trust that partially funded our existing participant account balances as of December 31, 2013 and calendar 2014 contributions.

The investment assets of the Trust are recorded at their fair value of $765,000 and are included in long-term investments in the 2014 Consolidated Balance Sheet. The investment assets of the Trust are classified as available for sale and accordingly, changes in their fair values are recorded in other comprehensive income (loss).

16.      SEGMENT INFORMATION

The company’s operations are classified into two business segments:  mattress fabrics and upholstery fabrics.  The mattress fabrics segment manufacturers, sources, and sells fabrics and mattress covers to bedding manufacturers.  The upholstery fabrics segment manufacturers, sources, and sells fabrics primarily to residential furniture manufacturers.

Net sales denominated in U.S. dollars accounted for 82%, 85% and 86% of total consolidated net sales in 2014, 2013, and 2012, respectively. International sales accounted for 19%, 23% and 21% of net sales in 2014, 2013, and 2012, respectively, and are summarized by geographic area as follows:

(dollars in thousands)	2014	2013	2012
north america (excluding USA)	$15,556	11,900	10,417
far east and asia	33,487	43,907	38,279
all other areas	6,041	5,806	5,353
	$55,084	61,613	54,049

The company evaluates the operating performance of its segments based upon income from operations before certain unallocated corporate expenses, and other non-recurring items. Cost of sales in both segments include costs to manufacture or source our products, including costs such as raw material and finished goods purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses primarily represent compensation and benefits for certain executive officers and all costs related to being a public company. Segment assets include assets used in operations of each segment and primarily consist of accounts receivable, inventories, and property, plant, and equipment. The mattress fabrics segment also includes in segment assets, assets held for sale, goodwill, a non-compete agreement and customer relationships associated with an acquisition.

Statements of operations for the company’s operating segments are as follows:

(dollars in thousands)	2014	2013	2012
net sales:
upholstery fabrics	$126,457	114,800	108,924
mattress fabrics	160,705	154,014	145,519
	$287,162	268,814	254,443

gross profit:
upholstery fabrics	$21,429	19,984	14,984
mattress fabrics	27,477	29,546	24,825
total segment gross profit	48,906	49,530	39,809
other non-recurring charges	-	-	(77	) (1)
	$48,906	49,530	39,732

(dollars in thousands)	2014	2013	2012
selling, general, and administrative expenses:
upholstery fabrics	$13,393	13,031	11,453
mattress fabrics	9,962	9,646	9,061
unallocated corporate	5,302	5,768	4,512
total selling, general, and administrative
expenses	$28,657	28,445	25,026

Income from operations:
upholstery fabrics	$8,036	6,953	3,531
mattress fabrics	17,515	19,900	15,764
total segment income from operations	25,551	26,853	19,295
unallocated corporate expenses	(5,302)	(5,768)	(4,512)
other non-recurring charges	-	-	(77	) (1)
total income from operations	20,249	21,085	14,706
interest expense	(427)	(632)	(780)
interest income	482	419	508
other expense	(1,261)	(583)	(236)
income before income taxes	$19,043	20,289	14,198
(1)
The $77 represents employee termination benefits associated with our Anderson, SC plant facility. This charge was recorded in cost of sales in the 2012 Consolidated Statement of Net Income and relates to the upholstery fabrics segment.

One customer within the upholstery fabrics segment represented 13% of consolidated net sales in fiscal years 2014, 2013, and 2012, respectively.  Two customers within the mattress fabrics segment represented 21%, 22%, and 22% of consolidated net sales in fiscal 2014, 2013, and 2012, respectively. No customers within the upholstery fabrics segment accounted for 10% or more of net accounts receivable as of April 27, 2014 and April 28, 2013, respectively. One customer within the mattress fabrics segment accounted for 11% and 10% of net accounts receivable balance as of April 27, 2014 and April 28, 2013, respectively.

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	2014		2013		2012
segment assets
mattress fabrics
current assets (2)	$36,229		33,323		29,909
assets held for sale	-		-		15
non-compete agreements, net	1,041		185		333
customer relationships	817		-		-
goodwill	11,462		11,462		11,462
property, plant, and equipment	29,040	(3)	28,578	(4)	29,237	(5)
total mattress fabrics assets	$78,589		73,548		70,956

upholstery fabrics
current assets (2)	$31,854		28,487		31,519
assets held for sale	-		-		-
property, plant, and equipment	1,573	(6)	1,230	(7)	1,124	(8)
total upholstery fabrics assets	$33,427		29,717		32,643

total segment assets	112,016		103,265		103,599

non-segment assets
cash and cash equivalents	29,303		23,530		25,023
short-term investments	6,294		5,286		5,941
income taxes receivable	121		318		-
deferred income taxes	8,270		8,462		5,672
other current assets	2,344		2,093		1,989
property, plant, and equipment	763	(9)	786	(9)	918	(9)
long-term investments	765		-		-
other assets	1,059		966		1,574
total assets	$160,935		144,706		144,716

capital expenditures (10):
mattress fabrics	$4,380		3,805		4,875
upholstery fabrics	827		425		512
unallocated corporate	103		227		532
	$5,310		4,457		5,919

depreciation expense
mattress fabrics	$4,694		4,487		4,275
upholstery fabrics	618		628		590
total segment depreciation expense	$5,312		5,115		4,865

(2)	Current assets represent accounts receivable and inventory.

(3)	The $29.0 million at April 27, 2014, represents property, plant, and equipment located in the U.S. of $20.6 million and located in Canada of $8.4 million.

(4)	The $28.6 million at April 28, 2013, represents property, plant, and equipment located in the U.S. of $20.4 million and located in Canada of $8.2 million.

(5)	The $29.2 million at April 29, 2012, represents property, plant, and equipment located in the U.S. of $21.2 million and located in Canada of $8.0 million.

(6)	The $1.6 million at April 27, 2014, represents property, plant, and equipment located in the U.S. of $957, located in China of $572, and located in Poland of $44.

(7)	The $1.2 million at April 28, 2013, represents property, plant, and equipment located in the U.S. of $908, located in China of $265, and located in Poland of $57.

(8)	The $1.1 million at April 29, 2012, represents property, plant, and equipment located in the U.S. of $837, China of $183, and located in Poland of $104.

(9)
The $763, $786, and $918 balance at April 27, 2014, April 28, 2013, and April 29, 2012, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments.

(10)	Capital expenditure amounts are stated on an accrual basis. See Consolidated Statement of Cash Flows for capital expenditure amounts on a cash basis.

17.      STATUTORY RESERVES

The company’s subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of April 27, 2014, the company’s statutory surplus reserve was $4.7 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The company’s subsidiaries located in China can transfer funds to the parent company with the exception of the statutory surplus reserve of $4.7 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

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

On August 29, 2012, we announced that our board of directors approved a new authorization for us to acquire up to $2.0 million of our common stock. As of April 28, 2013, there were no repurchases of common stock on the $2.0 million limit that was authorized on August 29, 2012.

Fiscal 2014

On February 25, 2014, we announced that our board of directors approved an increase to $5.0 million in the authorization for us to acquire our common stock, an increase from the $2.0 million authorization that was approved by our board of directors on August 29, 2012.

During fiscal 2014, there were no repurchases of our common stock. Subsequent to our fiscal 2014 year-end, we purchased 22,101 shares of our common stock at a cost of $381,000 against the $5.0 million that was authorized on February 25, 2014.

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

19.      DIVIDEND PROGRAM

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

Fiscal 2014

One June 12, 2013, we announced that our board of directors approved a 33% increase in payment of a quarterly cash dividend from $0.03 to $0.04 per share, commencing the first quarter of fiscal 2014. A dividend payment of $0.04 per share was paid in the second quarter of fiscal 2014. On November 25, 2013, we announced that our board of directors approved a 25% increase in payment of a quarterly cash dividend from $0.04 to $0.05 per share, commencing in the third quarter of fiscal 2014. A dividend payment of $0.05 per share was paid in the fourth quarter of fiscal 2014.

During fiscal 2014, dividend payments totaled $2.2 million.

Fiscal 2015

On June 12, 2014, we announced that our board of directors approved the payments of a special cash dividend of $0.40 per share and a quarterly cash dividend of $0.05 per share. These dividend payments are payable on July 15, 2014, to shareholders of record on July 1, 2014.

Future dividend payments are subject to Board approval and may be adjusted at the Board’s discretion as business needs or market conditions change.

SELECTED QUARTERLY DATA (UNAUDITED)

	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal	fiscal
	2014	2014	2014	2014	2013	2013	2013	2013
(amounts in thousands except per share, ratios & other, stock data)	4th quarter	3rd quarter	2nd quarter	1st quarter	4th quarter	3rd quarter	2nd quarter	1st quarter
INCOME STATEMENT DATA
net sales	$74,043	72,389	70,589	70,141	70,375	63,695	65,560	69,184
cost of sales	62,282	60,552	58,354	57,067	57,527	52,010	53,683	56,064
gross profit	11,761	11,837	12,235	13,074	12,848	11,685	11,877	13,120
selling, general and administrative expenses	7,317	7,041	7,200	7,100	6,772	6,822	7,209	7,641
income from operations	4,444	4,796	5,035	5,974	6,076	4,863	4,668	5,479
interest expense	97	91	99	140	140	145	156	190
interest income	(139)	(148)	(102)	(92)	(90)	(105)	(96)	(127)
other expense	366	279	224	391	163	300	76	44
income before income taxes	4,120	4,574	4,814	5,535	5,863	4,523	4,532	5,372
income taxes	1,380	(3,807)	1,718	2,305	2,161	1,700	(3,736)	1,848
net income	$2,740	8,381	3,096	3,230	3,702	2,823	8,268	3,524
depreciation	$1,348	1,329	1,331	1,305	1,297	1,279	1,285	1,254
weighted average shares outstanding	12,188	12,188	12,183	12,148	12,102	12,095	12,191	12,551
weighted average shares outstanding,
assuming dilution	12,413	12,405	12,389	12,366	12,323	12,290	12,348	12,711
PER SHARE DATA
net income per share - basic	$0.22	0.69	0.25	0.27	0.31	0.23	0.68	0.28
net income per share - diluted	0.22	0.68	0.25	0.26	0.30	0.23	0.67	0.28
book value	9.12	8.93	8.29	8.05	7.82	7.52	7.81	7.26
BALANCE SHEET DATA
operating working capital (3)	$41,120	44,657	41,210	38,442	39,228	40,214	35,616	36,637
property, plant and equipment, net	31,376	30,115	30,559	30,808	30,594	30,055	30,621	31,016
total assets	160,935	156,678	156,242	151,101	144,706	143,797	142,443	143,160
capital expenditures	2,643	927	1,082	658	1,863	713	890	991
long-term debt, current maturities of long-term debt, and line of credit (1)	4,986	4,973	4,985	7,160	7,161	7,342	7,692	9,900
shareholders' equity	111,744	109,443	101,515	98,585	95,583	91,966	95,388	91,831
capital employed (2)	77,394	80,344	77,068	78,289	72,699	71,758	70,596	75,177
RATIOS & OTHER DATA
gross profit margin	15.9%	16.4%	17.3%	18.6%	18.3%	18.3%	18.1%	19.0%
operating income margin	6.0	6.6	7.1	8.5	8.6	7.6	7.1	7.9
net income margin	3.7	11.6	4.4	4.6	5.3	4.4	12.6	5.1
effective income tax rate	33.5	(83.2)	35.7	41.6	36.9	37.6	(82.4)	34.4
Debt-to-total capital employed ratio (1)	6.4	6.2	6.5	9.1	9.9	10.2	10.9	13.2
operating working capital turnover (3)	7.0	7.0	7.1	7.1	7.4	7.9	8.3	8.5
days sales in receivables	34	31	32	29	30	32	29	24
inventory turnover	6.1	5.4	5.4	5.6	6.0	5.3	5.5	5.2
STOCK DATA
stock price
high	$21.10	20.75	19.82	19.56	18.15	16.82	12.35	11.99
low	17.61	18.37	17.60	14.93	14.76	12.00	9.75	9.00
close	18.61	20.05	19.80	19.36	16.25	16.70	12.28	10.15
daily average trading volume (shares)	27.1	26.9	21.2	34.7	51.9	43.4	29.9	38.6

(1)	Debt includes long-term debt, current maturities of long-term debt, and line of credit.

(2)
Capital employed represents long-term and current maturities of long-term debt, lines of credit, current and noncurrent deferred income tax liabilities, current and long-term income taxes payable, stockholders' equity, offset by cash and cash equivalents, short-term and long-term investments, current and noncurrent deferred income tax assets, and income taxes receivable.

(3)	Operating working capital for this calculation is accounts receivable and inventories, offset by accounts payable-trade and capital expenditures

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the three years ended April 27, 2014, there were no disagreements on any matters of accounting principles or practices or financial statement disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 27, 2014. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further we concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes: (1) maintaining records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets; (2) providing reasonable assurance that the transactions are recorded as necessary for preparation of financial statements, and that receipts and expenditures are made in accordance with authorizations of management and directors; and (3) providing reasonable assurance that unauthorized acquisition, use, or disposition of assets that could have a material effect on financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 1992 Internal Control – Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective at April 27, 2014.

Grant Thornton LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the years ended April 27, 2014, April 28, 2013 and April 29, 2012 and has audited the company’s effectiveness of internal controls over financial reporting as of April 27, 2014, as stated in their report, which is included in Item 8 hereof. During the quarter ended April 27, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Culp, Inc.:

We have audited the internal control over financial reporting of Culp, Inc. (a North Carolina corporation) and Subsidiaries (the “Company”) as of April 27, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 27, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended April 27, 2014, and our report dated July 11, 2014 expressed an unqualified on those financial statements.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
July 11, 2014

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

The following table sets forth information as of the end of fiscal 2014 regarding shares of the our common stock that may be issued upon the exercise of equity awards previously granted and currently outstanding equity awards under the company’s equity incentive and stock option plans, as well as the number of shares available for the grant of equity awards that had not been granted as of that date.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	153,950	$6.70	632,963
Equity compensation plans not approved by security holders	-	-	-
Total	153,950	$6.70	632,963

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to accountants fees and services is included in the company’s definitive Proxy Statement to be filed within 120 days after the end of the company’s fiscal year pursuant to Regulation 14A of the Securities and Exchange Commission, under the caption “Fees Paid to Independent Registered Public Accounting Firm” which information is herein incorporated by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)         DOCUMENTS FILED AS PART OF THIS REPORT:

1.         Consolidated Financial Statements

The following consolidated financial statements of Culp, Inc. and its subsidiaries are filed as part of this report.

Page of Annual
Report on
Item	Form 10-K

Report of Independent Registered Public Accounting Firm	51

Consolidated Balance Sheets - April 27, 2014 and
April 28, 2013	52

Consolidated Statements of Net Income -
for the years ended April 27, 2014,
April 28, 2013 and April 29, 2012	53

Consolidated Statements of Comprehensive Income -
for the years ended April 27, 2014,
April 28, 2013 and April 29, 2012	54

Consolidated Statements of Shareholders' Equity -
for the years ended April 27, 2014,
April 28, 2013 and April 29, 2012	55

Consolidated Statements of Cash Flows -
for the years ended April 27, 2014,
April 28, 2013 and April 29, 2012	56

Notes to Consolidated Financial Statements	57

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

3(ii)
Restated and Amended Bylaws of the company, as amended November 12, 2007, were filed as Exhibit 3.1 to the company’s Form 8-K dated November 12, 2007, filed on November 13, 2007 (Commission File No. 001-12597) and are incorporated herein by reference.

10.1	Written description of Non-employee Director Compensation. (*)

10.2
2002 Stock Option Plan was filed as Exhibit 10(a) to the company’s Form 10-Q for the quarter ended January 26, 2003, filed on March 12, 2003 (Commission File No. 001-12597), and is incorporated herein by reference.  (*)

10.3
Form of stock option agreement for options granted to executive officers pursuant to the 2002 Stock Option Plan. This agreement was filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter ended July 29, 2007, filed on September 11, 2007 (Commission File No. 001-12597), and is incorporated herein by reference. (*)

10.4	2007 Equity Incentive Plan was filed as Annex A to the company’s 2007 Proxy Statement, filed on August 14, 2007 (Commission File No. 001-12597), and is incorporated herein by reference. (*)

10.5
Form of stock option agreement for options granted to non-employee directors pursuant to the 2007 Equity Incentive Plan. This agreement was filed as Exhibit 10.2 to the company’s Form 10-Q for the quarter ended October 28, 2007, filed on December 12, 2007 (Commission File No. 001-12597), and incorporated herein by reference. (*)

10.6
Form of change in control and noncompetition agreement. This agreement was filed as Exhibit 10.3 to the company’s Form 10-Q for the quarter ended October 28, 2007, filed on December 12, 2007 (Commission File No. 001-12597) and incorporated herein by reference. (*)

10.7
Form of stock option agreement for options granted to executive officers pursuant to the 2007 Equity Incentive Plan, filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter ended August 3, 2008 filed on September 10, 2008, (Commission File No. 001-12597), and incorporated herein by reference. (*)

10.8
Note Purchase Agreement among Culp, Inc., Mutual of Omaha Insurance Company and United Omaha Insurance Company dated August 11, 2008, filed as Exhibit 10.2 to the company’s Form 8-K dated August 11, 2008, (Commission File No. 001-12597), and incorporated herein by reference.

10.9
Restricted Stock Agreement between the company and Franklin N. Saxon on January 7, 2009 pursuant to the 2007 Equity Incentive Plan, filed as Exhibit 10.6 to the company’s Form 10-Q for the quarter ended February 1, 2009 filed on March 13, 2009, (Commission File No. 001-12597) and incorporated herein by reference. (*)

10.10
Restricted Stock Agreement between the company and Robert G. Culp, IV on January 7, 2009 pursuant to the 2007 Equity Incentive Plan, filed as Exhibit 10.7 to the company’s Form 10-Q for the quarter ended February 1, 2009 filed on March 13, 2009, (Commission File No. 001-12597) and incorporated herein by reference. (*)

10.11
Restricted Stock Agreement between the company and Kenneth R. Bowling on January 7, 2009 pursuant to the 2007 Equity Incentive Plan, filed as Exhibit 10.8 to the company’s Form 10-Q for the quarter ended February 1, 2009 filed on March 13, 2009, (Commission File No. 001-12597) and incorporated herein by reference. (*)

10.12
Written description of annual incentive plan was filed as Exhibit 10.29 to the company’s Form 10-K for the year end dated April 29, 2012, filed on July 12, 2012, and is incorporated herein by reference. (*)

10.13
Form of restricted stock unit agreement for restricted stock units granted pursuant to the 2007 Equity Incentive Plan was filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter end dated July 29, 2012, filed on  September 7, 2012, and is incorporated herein by reference.

10.14
Agreement dated December 27, 2012 between Culp, Inc., Robert G. Culp, III, and Robert G. Culp, III Irrevocable Trust dated December 11, 2012 was filed as Exhibit 10.1 to the Current Report on Form 8-K dated December 28, 2012. (*)

10.15
Credit Agreement dated as of August 13, 2013, by and between Culp, Inc. and Wells Fargo, N.A., was filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter ended July 28, 2013, filed on September 6, 2013, and is incorporated herein by reference.

10.16
Amended and Restated Deferred Compensation Plan for Certain Key Employees was filed as Exhibit 10.1 to the company’s Form 10-Q for the quarter ended January 26, 2014, filed on March 7, 2014, and is incorporated herein by reference. (*)

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

24(a)	Power of Attorney of Patrick B. Flavin, dated July 11, 2014

24(b)	Power of Attorney of Kenneth R. Larson, dated July 11, 2014

24(c)	Power of Attorney of Kenneth W. McAllister, dated July11, 2014

31(a)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

b)         Exhibits:

The exhibits to this Form 10-K are filed at the end of this Form 10-K immediately preceded by an index.  A list of the exhibits begins on page 94 under the subheading “Exhibit Index.”

c)         Financial Statement Schedules:

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, CULP, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of July 2014.

CULP, INC.
By	/s/	Franklin N. Saxon
Franklin N. Saxon
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of July 2014.

/s/	Robert G. Culp, III	/s/	Kenneth R. Larson *
	Robert G. Culp, III		Kenneth R. Larson
	(Chairman of the Board of Directors)		(Director)

/s/	Franklin N. Saxon	/s/	Kenneth R. Bowling
	Franklin N. Saxon		Kenneth R. Bowling
	Chief Executive Officer		Chief Financial Officer
	(principal executive officer)		(principal financial officer)
(Director)

/s/	Patrick B. Flavin*	/s/	Thomas B. Gallagher, Jr.
	Patrick B. Flavin		Thomas B. Gallagher, Jr.
	(Director)		Corporate Controller
(principal accounting officer)
/s/	Kenneth W. McAllister*
Kenneth W. McAllister
(Director)

*	By Kenneth R. Bowling, Attorney-in-Fact, pursuant to Powers of Attorney filed with the Securities and Exchange Commission.

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Written description of Non-employee Director Compensation.

21	List of subsidiaries of the company

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

24(a)	Power of Attorney of Patrick B. Flavin, dated July 11, 2014

24(b)	Power of Attorney of Kenneth R. Larson, dated July 11, 2014

24(c)	Power of Attorney of Kenneth W. McAllister, dated July 11, 2014

31(a)	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document