Form 10-Q
period 2014-08-03
CULP INC
filed 2014-09-12
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2014
Commission File No. 1-12597

CULP, INC.
(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-1001967
(State or other jurisdiction of incorporation or other organization)	(I.R.S. Employer Identification No.)

1823 Eastchester Drive High Point, North Carolina	27265-1402
(Address of principal executive offices)	(zip code)

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

Large accelerated filer ☐	Accelerated filer☒	Non-accelerated filer☐

Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  YES     NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding at August 3, 2014:  12,216,766
Par Value: $0.05 per share

INDEX TO FORM 10-Q
For the period ended August 3, 2014

Item 1: Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE THREE MONTHS ENDED AUGUST 3, 2014 AND JULY 28, 2013
UNAUDITED
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED

	August 3,	July 28,
	2014	2013

Net sales	$76,060	70,141
Cost of sales	63,345	57,067
Gross profit	12,715	13,074

Selling, general and
administrative expenses	7,419	7,100
Income from operations	5,296	5,974

Interest expense	68	140
Interest income	(142)	(92)
Other (income) expense	(89)	391
Income before income taxes	5,459	5,535

Income taxes	2,115	2,305
Net income	$3,344	3,230

Net income per share, basic	$0.27	0.27
Net income per share, diluted	0.27	0.26
Average shares outstanding, basic	12,212	12,148
Average shares outstanding, diluted	12,404	12,366

See accompanying notes to the consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED AUGUST 3, 2014 AND JULY 28, 2013
UNAUDITED

	THREE MONTHS ENDED

	August 3,	July 28,
	2014	2013

Net income	$3,344	3,230

Other comprehensive loss

Unrealized loss on investments	(10)	(135)

Total other comprehensive loss	(10)	(135)

Comprehensive income	3,334	3,095

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
AUGUST 3, 2014, JULY 28, 2013 AND APRIL 27, 2014
UNAUDITED
(Amounts in Thousands)

	August 3,	July 28,	* April 27,
	2014	2013	2014

Current assets:
Cash and cash equivalents	$24,665	21,423	29,303
Short-term investments	6,311	6,174	6,294
Accounts receivable, net	24,239	24,493	27,409
Inventories	41,688	41,770	40,674
Deferred income taxes	6,203	7,747	6,230
Income taxes receivable	136	292	121
Other current assets	2,308	3,408	2,344
Total current assets	105,550	105,307	112,375

Property, plant and equipment, net	31,891	30,808	31,376
Goodwill	11,462	11,462	11,462
Deferred income taxes	973	651	2,040
Long-term investments	1,749	-	765
Other assets	2,587	2,873	2,917

Total assets	$154,212	151,101	160,935

Current liabilities:
Current maturities of long-term debt	$2,200	2,200	2,200
Accounts payable-trade	24,458	27,821	26,686
Accounts payable - capital expenditures	204	-	277
Accrued expenses	6,365	8,704	9,181
Income taxes payable - current	387	320	442
Total current liabilities	33,614	39,045	38,786

Income taxes payable - long-term	4,037	4,176	3,962
Deferred income taxes	1,013	4,335	1,013
Line of credit	569	560	586
Deferred compensation	3,632	-	2,644
Long-term debt, less current maturities	2,200	4,400	2,200

Total liabilities	45,065	52,516	49,191

Commitments and Contingencies (Note 16)

Shareholders' equity
Preferred stock, $0.05 par value, authorized 10,000,000	-	-	-
Common stock, $0.05 par value, authorized
40,000,000 shares, issued and outstanding
12,216,766 at August 3, 2014; 12,241,405
at July 28, 2013; and 12,250,030 at
April 27, 2014	610	612	612
Capital contributed in excess of par value	42,505	42,296	42,932
Accumulated earnings	66,102	55,758	68,260
Accumulated other comprehensive loss	(70)	(81)	(60)
Total shareholders' equity	109,147	98,585	111,744

Total liabilities and shareholders' equity	$154,212	151,101	160,935

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 3, 2014 AND JULY 28, 2013
UNAUDITED
(Amounts in Thousands)

	THREE MONTHS ENDED

	August 3,	July 28,
	2014	2013

Cash flows from operating activities:
Net income	$3,344	3,230
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,399	1,305
Amortization of other assets	47	39
Stock-based compensation	46	152
Excess tax benefit related to stock-based compensation	(99)	(114)
Deferred income taxes	1,193	1,438
Gain on sale of equipment	(45)	(74)
Foreign currency exchange (gains) losses	(201)	96
Changes in assets and liabilities, net of effects of acquisition of assets:
Accounts receivable	3,168	(1,049)
Inventories	(1,021)	(3,271)
Other current assets	40	(1,300)
Other assets	283	(11)
Accounts payable - trade	(2,224)	5,284
Accrued expenses and deferred compensation	(1,855)	(3,131)
Income taxes	(24)	81
Net cash provided by operating activities	4,051	2,675

Cash flows from investing activities:
Capital expenditures	(2,333)	(884)
Proceeds from the sale of equipment	391	104
Cash paid for business acquisition	-	(2,640)
Purchase of short-term investments	(27)	(1,023)
Purchase of long-term investments	(984)	-
Net cash used in investing activities	(2,953)	(4,443)

Cash flows from financing activities:
Excess tax benefit related to stock-based compensation	99	114
Common stock repurchased	(556)	-
Dividends paid	(5,502)	(489)
Proceeds from common stock issued	-	145
Net cash used in financing activities	(5,959)	(230)

Effect of exchange rate changes on cash and cash equivalents	223	(109)

Decrease in cash and cash equivalents	(4,638)	(2,107)

Cash and cash equivalents at beginning of period	29,303	23,530

Cash and cash equivalents at end of period	$24,665	21,423

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	of Par Value	Earnings	Income (Loss)	Equity
Balance, April 28, 2013	12,224,894	$611	41,901	53,017	54	$95,583
Net income	-	-	-	17,447	-	17,447
Stock-based compensation	-	-	710	-	-	710
Unrealized loss on investments	-	-	-	-	(114)	(114)
Excess tax benefit related to stock
based compensation	-	-	143	-	-	143
Fully vested common stock award	3,000	-	-	-	-	-
Common stock issued in connection					.
with exercise of stock options	23,125	1	193	-	-	194
Common stock surrendered for
withholding taxes payable	(989)	-	(15)	-	-	(15)
Dividends paid	-	-	-	(2,204)	-	(2,204)
Balance, April 27, 2014 *	12,250,030	612	42,932	68,260	(60)	111,744
Net income	-	-	-	3,344	-	3,344
Stock-based compensation	-	-	46	-	-	46
Unrealized loss on investments	-	-	-	-	(10)	(10)
Excess tax benefit related to stock
based compensation	-	-	99	-	-	99
Common stock repurchased	(32,269)	(2)	(554)			(556)
Common stock surrendered for
withholding taxes payable	(995)	-	(18)	-	-	(18)
Dividends paid	-		-	(5,502)	-	(5,502)
Balance, August 3, 2014	12,216,766	$610	42,505	66,102	(70)	$109,147

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Culp, Inc. and subsidiaries (the “company”) include all adjustments, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position.  All of these adjustments are of a normal recurring nature. Results of operations for interim periods may not be indicative of future results.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 11, 2014 for the fiscal year ended April 27, 2014.

The company’s three months ended August 3, 2014 and July 28, 2013, represent 14 and 13 week periods, respectively.

2. Significant Accounting Policies

As of August 3, 2014, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended April 27, 2014.

Recently Adopted Accounting Pronouncements

None

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) amended its authoritative guidance on accounting for certain share-based payment awards. The amended guidance requires that share-based compensation awards with terms of a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. The guidance will be effective in our fiscal 2017 first quarter. The guidance will permit an entity to apply the amendments in the update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the consolidated financial statements and to all new or modified awards thereafter. Currently, we do not have any share-based payment awards with terms of a performance target that affects vesting and could be achieved after the requisite service period. We will apply this new guidance when it becomes effective, and we will evaluate the impact of adoption on our consolidated financial statements.

In May 2014, the FASB issued accounting guidance on revenue recognition. The amended guidance will enhance the comparability of revenue recognition practices and will be applied to all contracts with customers. Improved disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized are requirements under the amended guidance. This guidance will be effective in our fiscal 2018 first quarter and will be required to be applied retrospectively. We are currently assessing the impact that this guidance will have on our consolidated financial statements at this time.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Business Combinations – Mattress Fabric Segment

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

The purchase price for the equipment and the other certain assets noted below was $2.6 million in cash.

Direct acquisition costs related to this business combination totaled $83,000.

The following table presents the allocation of the acquisition cost to the assets acquired based on their fair values:

(dollars in thousands)	Fair Value
Equipment (Note 10)	$890
Non-compete agreement (Notes 7 and 10)	882
Customer relationships (Notes 7 and 10)	868
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

4.  Stock-Based Compensation

Incentive Stock Option Awards

We did not grant any incentive stock option awards during the first quarter of fiscal 2015.

At August 3, 2014, options to purchase 153,950 shares of common stock were outstanding and exercisable, had a weighted average exercise price of $6.70 per share, and a weighted average contractual term of 3.4 years. At August 3, 2014, the aggregate intrinsic value for options outstanding and exerciseable was $1.7 million.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

No options were exercised during the three months ending August 3, 2014. The aggregate intrinsic value for options exercised for the three months ending July 28, 2013 was $171,000.

At August 3, 2014, there were no unvested incentive stock option awards. Therefore, there was no unrecognized compensation cost related to incentive stock option awards at August 3, 2014.

No compensation expense was recorded on incentive stock options for the three months ended August 3, 2014. We recorded $6,000 of compensation expense on incentive stock option grants within selling, general, and administrative expense for the three months ended July 28, 2013.

Common Stock Awards

We did not grant any common stock awards during the first quarter of fiscal 2015.

Time Vested Restricted Stock Awards

We did not grant any time vested restricted stock awards during the first quarter of fiscal 2015.

We recorded $4,000 and $27,000 of compensation expense within selling, general, and administrative expense for time vested restricted stock awards for the three month periods ending August 3, 2014, and July 28, 2013, respectively.

At August 3, 2014, there were no outstanding and unvested shares of time vested restricted stock. Therefore, there was no unrecognized compensation cost related to time vested restricted stock awards at August 3, 2014.

During the three month period ended August 3, 2014, 61,667 shares of time vested restricted stock vested and had a weighted average fair value of $257,000 or $4.17 per share. During the three month period ended July 28, 2013, 61,667 shares of time vested restricted stock vested and had a weighted average fair value of $249,000 or $4.04 per share.

Performance Based Restricted Stock Units

Fiscal 2015 Grant

On June 24, 2014, certain key members of management were granted performance based restricted common stock units which could earn up to 102,845 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreements. These awards were valued based on the fair market value on the date of grant. The fair value of these awards was $17.70 per share, which represents the closing price of our common stock on the date of grant. The vesting of these awards is over the requisite service period of three years.

Fiscal 2014 Grant

On June 25, 2013, certain key members of management were granted performance based restricted common stock units which could earn up to 72,380 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreements. These awards were valued based on the fair market value on the date of grant. The fair value of these awards was $17.12 per share, which represents the closing price of our common stock on the date of grant. The vesting of these awards is over the requisite service period of three years.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fiscal 2013 Grant

On July 11, 2012, certain key members of management were granted performance based restricted common stock units which could earn up to 120,000 shares of common stock if certain performance targets are met as defined in the related restricted stock unit agreements. These awards were valued based on the fair market value on the date of grant. The fair value of these awards was $10.21 per share, which represents the closing price of our common stock on the date of grant. The vesting of these awards is over the requisite service period of three years.

Overall

The company recorded compensation expense of $42,000 and $119,000 within selling, general, and administrative expense for performance based restricted stock units for the three month periods ending August 3, 2014 and July 28, 2013, respectively. Compensation cost is recorded based on an assessment each reporting period of the probability if certain performance goals will be met during the vesting period. If performance goals are not probable of occurrence, no compensation cost will be recognized and any recognized compensation cost would be reversed.

As of August 3, 2014, the remaining unrecognized compensation cost related to the performance based restricted stock units was $1.3 million, which is expected to be recognized over a weighted average vesting period of 2.2 years.

5.  Accounts Receivable

A summary of accounts receivable follows:

(dollars in thousands)	August 3, 2014	July 28, 2013	April 27, 2014
Customers	$25,212	$25,829	$28,461
Allowance for doubtful accounts	(438)	(743)	(573)
Reserve for returns and allowances and discounts	(535)	(593)	(479)
	$24,239	$24,493	$27,409

A summary of the activity in the allowance for doubtful accounts follows:

	Three months ended
(dollars in thousands)	August 3, 2014	July 28, 2013
Beginning balance	$(573)	$(780)
Provision for bad debts	69	7
Net write-offs, net of recoveries	66	30
Ending balance	$(438)	$(743)

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

	Three months ended
(dollars in thousands)	August 3, 2014	July 28, 2013
Beginning balance	$(479)	$(543)
Provision for returns, allowances
and discounts	(658)	(653)
Credits issued	602	603
Ending balance	$(535)	$(593)

6.  Inventories

Inventories are carried at the lower of cost or market.  Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	August 3, 2014	July 28, 2013	April 27, 2014
Raw materials	$6,145	$5,960	$6,707
Work-in-process	2,174	2,228	2,263
Finished goods	33,369	33,582	31,704
	$41,688	$41,770	$40,674

7.  Other Assets

A summary of other assets follows:

(dollars in thousands)	August 3, 2014	July 28, 2013	April 27, 2014
Cash surrender value – life insurance	$320	$622	$644
Non-compete agreement	1,035	1,061	1,041
Customer relationships	804	855	817
Other	428	335	415
	$2,587	$2,873	$2,917

Non-Compete Agreement

In connection with the asset purchase and consulting agreement with Bodet & Horst on May 8, 2013 (see Note 3), we restructured our prior non-compete agreement pursuant to our asset purchase and consulting agreement dated August 11, 2008. We have agreed with Bodet & Horst to replace the prior non-compete agreement that prevented us from selling certain mattress fabrics and products to a leading manufacturer, that will now allow us to make such sales. In addition, the prior consulting and non-compete agreement, under which Bodet & Horst agreed not to sell mattress fabrics in North America, was replaced, expanded, and extended pursuant to the new asset purchase consulting agreement. We recorded this non-compete agreement at its fair value based on a discounted cash flow valuation model. This non-compete agreement is amortized on a straight-line basis over the fifteen year life of the agreement.

The gross carrying amount of this non-compete agreement was $2.0 million at August 3, 2014, July 28, 2013 and April 27, 2014, respectively. At August 3, 2014 and April 27, 2014, accumulated amortization for the non-compete agreement was $1.0 million. At July 28, 2013, accumulated amortization for this non-compete agreement was $958,000.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Of the $1.0 million non-compete agreement carrying amount at August 3, 2014, $227,000 pertains to the non-compete agreement that was in place as part of the asset purchase agreement dated August 11, 2008, and $808,000 pertains to the non-compete agreement pursuant to the asset purchase agreement dated May 8, 2013 that was restructured to expand the non-compete agreement in place effective August 11, 2008.

Amortization expense for the non-compete agreement was $19,000 for the three month periods ended August 3, 2014 and July 28, 2013. The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2015 - $56,000; FY 2016 - $75,000; FY 2017 - $75,000; FY 2018- $75,000; FY 2019 - $75,000; and Thereafter - $679,000.

The weighted average amortization period for the non-compete agreement is 13.8 years as of August 3, 2014.

Customer Relationships

In connection with the asset purchase and consulting agreement with Bodet & Horst noted above, we purchased certain customer relationships. We recorded the customer relationships at its fair value based on a multi-period excess earnings valuation model. The gross carrying amount of these customer relationships was $868,000 at August 3, 2014, July 28, 2013, and April 27, 2014, respectively. Accumulated amortization for these customer relationships was $64,000, $13,000, and $51,000 at August 3, 2014, July 28, 2013, and April 27, 2014, respectively.

The customer relationships are amortized on a straight-line basis over its seventeen year useful life. Amortization expense for the customer relationships was $13,000 for the three months ending August 3, 2014 and July 28, 2013. The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2015 - $38,000; FY 2016 - $51,000; FY 2017 - $51,000; FY 2018 - $51,000; FY 2019 - $51,000; and Thereafter - $562,000.

The weighted average amortization period for the non-compete agreement is 15.8 years as of August 3, 2014.

Cash Surrender Value – Life Insurance

On May 16, 2014, we entered into an agreement with a former employee and his irrevocable trust (the “Trust”) dated September 7, 1995. As a result of this agreement, a previous split dollar life insurance agreement in which we purchased a policy on the life of this former employee and his spouse, in which we retained ownership of the policy, paid premiums to support the policy, had the right to receive cash surrender value of the policy upon the second to die of the former employee and his spouse, with the Trust receiving the remainder of the policy’s death benefit ($2.5 million), was terminated. In connection with the termination of the previous split dollar life insurance agreement, we transferred the life insurance policy to the Trust. Also, we received cash proceeds in the amount of the cash surrender value policy totaling $320,000 during the second quarter of fiscal 2015. This amount was recorded in other current assets on our Consolidated Balance Sheet dated August 3, 2014.

After the settlement of the above life insurance agreement, we currently have one life insurance contract with a death benefit of $1.4 million and a cash surrender value balance of $320,000. This amount was recorded in other non-current assets on our Consolidated Balance Sheet dated August 3, 2014.

At August 3, 2014, July 28, 2013, and April 27, 2014, we had two life insurance contracts with death benefits to the respective insured totaling $3.9 million. Our cash surrender value – life insurance balances totaling $640,000, $622,000 and $644,000 at August 3, 2014, July 28, 2013 and April 27, 2014, respectively, are collectible upon death of the respective insured.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.  Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	August 3, 2014	July 28, 2013	April 27, 2014
Compensation, commissions and related benefits	$4,053	$5,987	$7,388
Interest	168	244	71
Other accrued expenses	2,144	2,473	1,722
	$6,365	$8,704	$9,181

9.  Long-Term Debt and Lines of Credit

A summary of long-term debt follows:

(dollars in thousands)	August 3, 2014	July 28, 2013	April 27, 2014
Unsecured senior term notes	$4,400	$6,600	$4,400
Current maturities of long-term debt	(2,200)	(2,200)	(2,200)
Long-term debt, less current maturities of long-term debt	$2,200	$4,400	$2,200

Unsecured Term Notes

We entered into a note agreement dated August 11, 2008 that provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The remaining principal payments are payable over an average term of one year through August 11, 2015. Any principal pre-payments would be assessed a penalty as defined in the agreement. The agreement contains customary financial and other covenants as defined in the agreement.

Revolving Credit Agreement – United States

We have an unsecured credit agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) that provides for an unsecured revolving loan commitment of $10.0 million to be used to finance working capital and general corporate purposes. The amount of borrowings that are outstanding under the credit agreement with Culp Europe noted below decrease the $10.0 million available. Interest is charged at a rate (applicable interest rate of 1.76%, 1.79%, and 1.75% at August 3, 2014, July 28, 2013, and April 27, 2014, respectively) equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement. The credit agreement contains customary financial and other covenants as defined in the agreement and expires on August 31, 2015.

At August 3, 2014, July 28, 2013, and April 27, 2014, there was a $195,000 outstanding letter of credit (all of which related to workers compensation). At August 3, 2014, July 28, 2013, and April 27, 2014, there were no borrowings outstanding under the agreement.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit of up to 40 million RMB (approximately $6.5 million USD at August 3, 2014), expiring on May 9, 2015. This agreement has an interest rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of August 3, 2014, July 28, 2013 and April 27, 2014.

Revolving Credit Agreement – Europe

As of April 27, 2014 and July 28, 2013, we had an unsecured credit agreement with Wells Fargo that bears interest at WIBOR (Warsaw Interbank Offered Rate) plus 2% (applicable interest rate of 4.38% and 4.625% at April 27, 2014 and July 28, 2013, respectively). There were $586,000 and $560,000 (1.8 million Polish Zloty) in borrowings outstanding under the agreement at April 27, 2014 and July 28, 2013, respectively.

Effective May 2, 2014, we converted our 1.8 million Polish Zloty denominated borrowings under the credit agreement to EURO denominated borrowings totaling €424,000 ($569,000 USD). In addition, our applicable interest rate was reduced to 2.31%.

In connection with the Wells Fargo credit agreement noted above, the outstanding borrowings totaling $569,000 at August 3, 2014, decrease the $10.0 million available under the credit agreement.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At August 3, 2014, the company was in compliance with these financial covenants.

At August 3, 2014, the principal payment requirements of long-term debt during the next two fiscal years are: 2015 – $2.2 million; and 2016 - $2.2 million.

The fair value of the company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities. At August 3, 2014, the carrying value of our long-term debt was $4.4 million and the fair value was $4.6 million. At July 28, 2013, the carrying value of the company’s long-term debt was $6.6 million and the fair value was $7.0 million. At April 27, 2014, the carrying value of the company’s long-term debt was $4.4 million and the fair value was $4.6 million.

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

Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

	Fair value measurements at August 3, 2014 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Limited Term Bond Fund	$2,578	N/A	N/A	$2,578
Low Duration Bond Fund	2,078	N/A	N/A	2,078
Premier Money Market Fund	1,712	N/A	N/A	1,712
Intermediate Term Bond Fund	1,655	N/A	N/A	1,655
Other	37	N/A	N/A	37

	Fair value measurements at July 28, 2013 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Limited Term Bond Fund	$2,545	N/A	N/A	$2,545
Low Duration Bond Fund	2,050	N/A	N/A	2,050
Intermediate Term Bond Fund	1,579	N/A	N/A	1,579

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

Our short-term investments include short-term bond funds, are classified as available-for-sale, and their unrealized gains or losses are included in other comprehensive income (loss). Our short-term bond funds were recorded at their fair value of $6.3 million, $6.2 million and $6.3 million at August 3, 2014, July 28, 2013, and April 27, 2014, respectively. Our short-term bond funds had an accumulated unrealized loss totaling $70,000, $81,000, and $60,000 at August 3, 2014, July 28, 2013, and April 27, 2014, respectively. At August 3, 2014, July 28, 2013, and April 27, 2014, the fair value of our short-term bond funds approximated its cost basis.

Effective, January 1, 2014, we established a Rabbi Trust to set aside funds for participants of our deferred compensation plan (the “Plan”) and enable the participants to credit their contributions to various investment options of the Plan. The investments associated with the Rabbi Trust consist of investments in a money market fund and various mutual funds that are classified as available for sale. Our long-term investments are recorded at its fair value of $1.7 million and $765,000 at August 3, 2014 and April 27, 2014, respectively. The fair value of our long-term investments approximates its cost basis.

The carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, and line of credit approximates fair value because of the short maturity of these financial instruments.

Nonrecurring Basis

During the three months ended August 3, 2014, we did not have any financial assets that were required to be measured at fair value on a nonrecurring basis.

During fiscal 2014, we did not have any financial assets that were required to be measured at fair value on a nonrecurring basis other than the assets acquired from Bodet & Horst (see note 3) that were acquired at fair value.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair value measurements at April 27, 2014 and July, 28, 2013 using:

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

11.  Cash Flow Information

Payments for interest and income taxes follows:

	Three months ended
(dollars in thousands)	August 3, 2014	July 28, 2013
Interest	$-	$7
Net income tax payments	959	792

Interest costs of $30,000 for the construction of qualifying fixed assets were capitalized and are being amortized over the related assets’ useful lives for the three months ended August 3, 2014. No interest costs were capitalized for the three months ended July 28, 2013.

During the three months ended August 3, 2014, 995 shares of common stock were surrendered to satisfy withholding tax liabilities totaling $18,000 in connection with the vesting of 3,334 shares of time vested restricted common stock. During the three months ended July 28, 2013, 989 shares of common stock were surrendered to satisfy withholding tax liabilities totaling $15,000 in connection with the vesting of 3,333 shares of time vested restricted common stock.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended
(amounts in thousands)	August 3, 2014	July 28, 2013
Weighted average common shares outstanding, basic	12,212	12,148
Dilutive effect of stock-based compensation	192	218
Weighted average common shares outstanding, diluted	12,404	12,366

All options to purchase shares of common stock were included in the computation of diluted net income for the three months ended August 3, 2014 and July 28, 2013, as the exercise price of the options was less than the average market price of the common shares.

The computation of basic net income per share did not include 61,667 shares of time vested restricted common stock as these shares were unvested for the three months ending July 28, 2013. At August 3, 2014, there were no outstanding and unvested shares of time vested restricted common stock and therefore, the computation of basic net income per share was not affected.

13.  Segment Information

Our operations are classified into two business segments: mattress fabrics and upholstery fabrics.  The mattress fabrics segment manufactures, sources, and sells fabrics and mattress covers to bedding manufacturers.  The upholstery fabrics segment manufactures, sources, and sells fabrics primarily to residential furniture manufacturers.

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

Financial information for the company’s operating segments follows:

	Three months ended
(dollars in thousands)	August 3, 2014	July 28, 2013
Net sales:
Mattress Fabrics	$42,822	$38,164
Upholstery Fabrics	33,238	31,977
	$76,060	$70,141

Gross profit:
Mattress Fabrics	$7,202	$7,392
Upholstery Fabrics	5,513	5,682

	$12,715	$13,074

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Selling, general, and administrative expenses:
Mattress Fabrics	$2,574	$2,374
Upholstery Fabrics	3,452	3,266
Total segment selling, general, and
administrative expenses	6,026	5,640
Unallocated corporate expenses	1,393	1,460
	$7,419	$7,100

Income from operations:
Mattress Fabrics	$4,629	$5,018
Upholstery Fabrics	2,060	2,416
Total segment income from operations	6,689	7,434
Unallocated corporate expenses	(1,393)	(1,460)
Total income from operations	5,296	5,974
Interest expense	(68)	(140)
Interest income	142	92
Other income (expense)	89	(391)
Income before income taxes	$5,459	$5,535

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	August 3, 2014	July 28, 2013	April 27, 2014
Segment assets:
Mattress Fabrics
Current assets (1)	$37,970	$35,718	$36,229
Non-compete agreement	1,035	1,061	1,041
Customer relationships	804	855	817
Goodwill	11,462	11,462	11,462
Property, plant and equipment (2)	29,604	28,552	29,040
Total mattress fabrics assets	80,875	77,648	78,589
Upholstery Fabrics
Current assets (1)	27,957	30,545	31,854
Property, plant and equipment (3)	1,580	1,549	1,573
Total upholstery fabrics assets	29,537	32,094	33,427
Total segment assets	110,412	109,742	112,016
Non-segment assets:
Cash and cash equivalents	24,665	21,423	29,303
Short-term investments	6,311	6,174	6,294
Deferred income taxes	7,176	8,398	8,270
Income taxes receivable	136	292	121
Other current assets	2,308	3,408	2,344
Property, plant and equipment (4)	707	707	763
Long-term investments	1,749	-	765
Other assets	748	957	1,059
Total assets	$154,212	$151,101	$160,935

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended
(dollars in thousands)	August 3, 2014	July 28, 2013
Capital expenditures (5):
Mattress Fabrics	$2,129	$263
Upholstery Fabrics	112	390
Unallocated Corporate	19	5
Total capital expenditures	$2,260	$658
Depreciation expense:
Mattress Fabrics	$1,219	$1,149
Upholstery Fabrics	180	156
Total depreciation expense	$1,399	$1,305

(1)	Current assets represent accounts receivable and inventory for the respective segment.

(2)
The $29.6 million at August 3, 2014, represents property, plant, and equipment of $21.2 million and $8.4 million located in the U.S. and Canada, respectively. The $28.6 million at July 28, 2013, represents property, plant, and equipment of $20.7 million and $7.9 million located in the U.S. and Canada, respectively. The $29.0 million at April 27, 2014, represents property, plant, and equipment of $20.6 million and $8.4 million located in the U.S. and Canada, respectively.

(3)
The $1.6 million at August 3, 2014, represents property, plant, and equipment located in the U.S. of $911, located in China of $627, and located in Poland of $42. The $1.5 million at July 28, 2013, represents property, plant, and equipment located in the U.S. of $1.1 million, located in China of $371, and located in Poland of $53. The $1.6 million at April 27, 2014, represents property, plant, and equipment located in the U.S. of $957, located in China of $572, and located in Poland of $44.

(4)
The $707, $707, and $763 at August 3, 2014, July 28, 2013 and April 27, 2014, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate are located in the U.S.

(5)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.

14.  Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $2.1 million, or 38.7% of income before income tax expense, for the three month period ended August 3, 2014, compared to income tax expense of $2.3 million, or 41.6% of income before income tax expense, for the three month period ended July 28, 2013. Our effective income tax rates for the three month periods ended August 3, 2014 and July 28, 2013 were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The income tax expense for the three month period ended August 3, 2014 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate decreased by 6% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●	The income tax rate increased by 5% for an increase in unrecognized tax benefits.

●	The income tax rate increased by 5.7% for stock-based compensation and other miscellaneous items.

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

●
The income tax rate decreased by 6% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●	The income tax rate increased 4% for an increase in unrecognized tax benefits.

●	The income tax rate was increased by 4.6% for stock-based compensation and other miscellaneous items.

Deferred Income Taxes

Valuation Allowance

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessment at August 3, 2014, we recorded a partial valuation allowance of $1.1 million, of which $666,000 pertained to certain U.S. state net operating loss carryforwards and credits and $419,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at July 28, 2013, we recorded a partial valuation allowance of $1.1 million, of which $722,000 pertained to certain U.S. state net operating loss carryforwards and credits and $328,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at April 27, 2014, we recorded a partial valuation allowance of $977,000, of which $666,000 pertained to certain U.S. state net operating loss carryforwards and credits and $311,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at August 3, 2014, July 28, 2013, and April 27, 2014, respectively.

The recorded valuation allowance of $1.1 million at August 3, 2014, has no effect on our operations, loan covenant compliance, or the possible realization of certain U.S. state net operating loss carryforwards and credits and our loss carryforwards associated with our Culp Europe operation located in Poland. If it is determined that it is more-likely-than-not that we will realize any of these deferred tax assets, an income tax benefit will be recognized at that time.

Undistributed Earnings

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Based on our assessment as of August 3, 2014, it is our intention not to permanently invest our undistributed earnings from our foreign subsidiaries. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

At August 3, 2014, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $2.1 million, which included U.S. income and foreign withholding taxes totaling $29.4 million, offset by U.S. foreign income tax credits of $27.3 million. At July 28, 2013, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $7.1 million, which included U.S. income and foreign withholding taxes totaling $22.3 million, offset by U.S. foreign income tax credits of $15.2 million. At April 27, 2014, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $2.0 million, which included U.S. income and foreign withholding taxes totaling $28.1 million, offset by U.S. foreign income tax credits of $26.1 million.

We had accumulated earnings from our foreign subsidiaries totaling $75.8 million, $57.5 million, and $72.8 million at August 3, 2014, July 28, 2013, and April 27, 2014, respectively.

Overall

At August 3, 2014, the current deferred tax asset of $6.2 million represents $5.8 million and $405,000 from our operations located in the U.S. and China, respectively. At August 3, 2014, the non-current deferred tax asset of $973,000 represents $440,000 and $533,000 from our operations located in the U.S. and China, respectively. At August 3, 2014, the non-current deferred tax liability of $1.0 million pertains to our operations located in Canada.

At July 28, 2013, the current deferred tax asset of $7.7 million represents $7.4 million and $302,000 from our operations located in the U.S. and China, respectively. At July 28, 2013, the non-current deferred tax asset of $651,000 pertains to our operations located in China. At July 28, 2013, the non-current deferred tax liability of $4.3 million represents $3.2 million and $1.1 million from operations located in the U.S. and Canada, respectively.

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

Uncertainty In Income Taxes

At August 3, 2014, we had a $14.0 million total gross unrecognized tax benefit, of which $4.0 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At July 28, 2013, we had a $13.3 million total gross unrecognized tax benefit, of which $4.2 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At April 27, 2014, we had a $13.7 million total gross unrecognized tax benefit, of which $4.0 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods.

At August 3, 2014, we had a $14.0 million total gross unrecognized tax benefit, of which $10.0 million and $4.0 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At July 28, 2013, we had a $13.3 million total gross unrecognized tax benefit, of which $9.1 million and $4.2 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At April 27, 2014, we had $13.7 million of total gross unrecognized tax benefit, of which $9.7 million and $4.0 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets.

We estimate that the amount of gross unrecognized tax benefits will increase by approximately $802,000 for fiscal 2015. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

15.  Statutory Reserves

Our subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of August 3, 2014, the company’s statutory surplus reserve was $4.9 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our subsidiaries located in China can transfer funds to the parent company with the exception of the statutory surplus reserve of $4.9 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Purchase Commitments

At August 3, 2014, July 28, 2013, and April 27, 2014, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $3.5 million, $403,000 and $3.4 million, respectively.

17.  Common Stock Repurchase Program

On February 25, 2014, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The amount of shares purchased and the timing of such purchases will be based on working capital requirements, market and general business conditions, and other factors including alternative investment opportunities.

During the first quarter of fiscal 2015, we repurchased 32,269 shares of our common stock at a cost of $556,000. During the first quarter of fiscal 2014, we did not repurchase any shares of common stock.

18.  Dividend Program

On June 12, 2014, we announced that our board of directors approved the payments of a special cash dividend of $0.40 per share and a quarterly cash dividend of $0.05 per share. These dividend payments were paid on July 15, 2014, to shareholders of record on July 1, 2014. During the first quarter of fiscal 2015, dividend payments totaled $5.5 million, of which $4.9 million represented the special cash dividend payment of $0.40 per share, and $611,000 represented the quarterly dividend payment of $0.05 per share.

During the first quarter of fiscal 2014, we paid a quarterly dividend of $0.04 per share or $489,000.

On September 4, 2014, we announced that our board of directors approved the payment of a quarterly cash dividend of $0.05 per share. This payment will be made on October 15, 2014, to shareholders of record as of October 1, 2014.

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934).  Such statements are inherently subject to risks and uncertainties.  Further, forward looking statements are intended to speak only as of the date on which they are made, and we disclaim any duty to update such statements.  Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “estimate,” “plan” and “project” and their derivatives, and include but are not limited to statements about expectations for our future operations, production levels, sales, profit margins, profitability, operating income, SG&A or other expenses, pre-tax income, earnings, cash flow, and other performance or liquidity measures, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions.  Decreases in these economic indicators could have a negative effect on our business and prospects.  Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in the value of the U.S. dollar versus other currencies can affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on our sales of products produced in those places. Also, economic and political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, is included in Item 1A “Risk Factors” section in our Form 10-K filed with the Securities and Exchange Commission on July 11, 2014 for the fiscal year ended April 27, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

General

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The three months ended August 3, 2014, and July 28, 2013, represent 14 and 13 week periods, respectively. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources and sells fabrics and mattress covers to bedding manufacturers. The upholstery fabrics segment manufactures, sources, and sells fabrics primarily to residential furniture manufacturers.

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

Executive Summary

Results of Operations

	Three Months Ended
(dollars in thousands)	August 3, 2014	July 28, 2013	% Change
Net sales	$76,060	$70,141	8.4%
Gross profit	12,715	13,074	(2.7)%
Gross profit margin	16.7%	18.6%	(10.2)%
SG&A expenses	7,419	7,100	4.5%
Income from operations	5,296	5,974	(11.3)%
Operating margin	7.0%	8.5%	(17.6)%
Income before income taxes	5,459	5,535	(1.4)%
Income taxes	2,115	2,305	(8.2)%
Net income	3,344	3,230	3.5%

Net Sales

Our net sales for the first quarter of fiscal 2015 increased as compared with the same period a year ago. The first quarter of fiscal 2015 had 14 weeks compared to 13 weeks for the first quarter of fiscal 2014. Our net sales in the first quarter of 2015 were in line with our expectations, as we continued to experience favorable customer response to our designs and wide range of products in both our business segments. Product innovation and creativity will continue to be a top strategic priority in fiscal 2015. In addition, our scalable and flexible manufacturing platform supports our ability to compete in a fashion-driven business that is always changing.

Income Before Income Taxes

Although our net sales increased over last fiscal year as noted above, our income before income taxes was flat in the first quarter of fiscal 2015 compared to the same period a year ago. During the first quarter of fiscal 2015, our income from operations and gross profit and operating margins declined. This decline in profitability was due in large part to short-term production challenges associated with our mattress fabrics segment caused by increased demand for premium mattress fabrics. Additionally, the profitability of our upholstery fabrics segment was affected by product mix, higher operational costs associated with our operations located in China, and lower business volume associated with our Culp Europe operation located in Poland.

The decline in income from operations was partially offset by the improvement in other income (expense) in the first quarter of fiscal 2015. We reported other income of $89,000 during the first quarter of fiscal 2015 compared to other expense of $391,000 during the first quarter of fiscal 2014. This improvement is primarily due to foreign currency exchange gains associated with our operations located in China totaling $199,000 in the first quarter of fiscal 2015 compared to foreign currency exchange losses totaling $91,000 in the first quarter of fiscal 2014. In addition, this improvement reflects a non-recurring charge of $206,000 recorded in the first quarter of fiscal 2014 for the settlement of  litigation relating to environmental claims associated with a closed facility.

See the Segment Analysis section located in the Results of Operations for further details.

Liquidity

At August 3, 2014, our cash and cash equivalents and short-term investments totaled $31.0 million and exceeded our total debt (current maturities of long-term debt, long-term debt, and line of credit) of $5.0 million. After the end of our first quarter, we paid our required annual principal payment of $2.2 million associated with our unsecured senior term notes. As a result, we currently have one remaining annual $2.2 million principal payment due August 2015 and total debt of $2.8 million.

Our cash and cash equivalents and short-term investments decreased from $35.6 million at April 27, 2014, as a result of spending $6.1 million on dividend payments and common stock repurchases, $2.3 million on capital expenditures, and $984,000 on long-term investment purchases associated with our Rabbi Trust that is partially funding our deferred compensation plan. This spending was partially offset by net cash provided by operating activities of $4.1 million.

Dividend Program

On June 12, 2014, we announced that our board of directors approved the payments of a special cash dividend of $0.40 per share and a quarterly cash dividend of $0.05 per share. These dividend payments were paid on July 15, 2014, to shareholders of record on July 1, 2014. During the first quarter of fiscal 2015, dividend payments totaled $5.5 million, of which $4.9 million represented the special cash dividend payment of $0.40 per share, and $611,000 represented the quarterly dividend payment of $0.05 per share.

During the first quarter of fiscal 2014, we paid a quarterly dividend of $0.04 per share or $489,000.

On September 4, 2014, we announced that our board of directors approved the payment of a quarterly cash dividend of $0.05 per share. This payment will be made on October 15, 2014, to shareholders of record as of October 1, 2014.

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

Common Stock Repurchase Program

On February 25, 2014, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The amount of shares purchased and the timing of such purchases will be based on working capital requirements, market and general business conditions, and other factors including alternative investment opportunities.

During the first quarter of fiscal 2015, we repurchased 32,269 shares of our common stock at a cost of $556,000. During the first quarter of fiscal 2014, we did not repurchase any shares of common stock.

Since June 2011, we have returned a total of $26.2 million to shareholders in the form of regular quarterly and special dividend payments and common stock share repurchases.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	August 3, 2014	July 28, 2013	% Change

Net sales	$42,822	$38,164	12.2%
Gross profit	7,202	7,392	(2.6)%
Gross profit margin	16.8%	19.4%	(13.4)%
SG&A expenses	2,574	2,374	8.4%
Income from operations	4,629	5,018	(7.8)%
Operating margin	10.8%	13.1%	(17.6)%

Net Sales

The increase in mattress fabric net sales reflects a 14-week period in the first quarter of fiscal 2015 compared to a 13-week period in the first quarter of fiscal 2014 and higher demand from customers. We are continuing to capitalize on the growing consumer demand for better designed bedding products, with many of our customers looking for more fashionable and decorative mattress fabrics and covers. We believe we are well positioned to capitalize on this trend with our scalable manufacturing platform and reactive capacity that supports our ability to deliver a diverse product mix in line with consumer demand.

Gross Profit and Operating Income

Although our net sales increased over last fiscal year as noted above, our income from operations and gross profit and operating margins declined. Since the end of fiscal 2014, we have continued to experience increased demand for premium decorative mattress fabrics, which has amplified our production complexity. As expected, we had short-term production challenges during the first quarter related to this growth. In order to meet our customer delivery commitments, we incurred additional overtime expenses that affected our profit margins for the quarter. We also utilized contract suppliers to ensure we could meet this higher demand.

As previously announced, in order to meet this growing demand and to improve our efficiency and throughput, we are currently underway with a $9.5 million expansion plan to increase our production capacity and finishing capabilities. As we continue to work through this constrtuction  phase, we are experiencing some typical disruptions and space constraints as we move equipment and people to accomodate the build-out. This ongoing activity has required additional overtime hours to meet our production schedules. Currently, we expect to complete our expansion plan in the second half of fiscal 2015. Upon completion of this expansion plan, we believe our gross profit and operating margins will improve in the second half of fiscal 2015 compared with the first half of fiscal 2015.

During the first quarter of fiscal 2015, we continued to make progress with the efficiency of our mattress cover operation. With the initial set up, staffing, and training complete, we believe this operation will continue to show steady growth and make a positive contribution to our business.

Segment assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, goodwill, a non-compete agreement and customer relationships associated with an acquisition.

(dollars in thousands)	August 3, 2014	July 28, 2013	April 27, 2014
Accounts receivable and inventory	$37,970	$35,718	$36,229
Property, plant & equipment	29,604	28,552	29,040
Goodwill	11,462	11,462	11,462
Non-compete agreement	1,035	1,061	1,041
Customer Relationships	804	855	817

Accounts Receivable & Inventory

As of August 3, 2014, accounts receivable and inventory for this segment increased 6% compared with July 28, 2013. This increase is primarily due to the increase in net sales in the first quarter of fiscal 2015 noted above and fewer mattress fabric customers taking advantage of sales discounts in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014.

As of August 3, 2014, accounts receivable and inventory for this segment increased 5% compared with April 27, 2014. This increase is primarily due to the increase in this segment’s inventory levels as a result of current and expected demand trends as of the end of the first quarter of fiscal 2015.

Property, Plant & Equipment

The $29.6 million at August 3, 2014, represents property, plant and equipment of $21.2 million and $8.4 million located in the U.S. and Canada, respectively. The $28.6 million at July 28, 2013, represents property, plant, and equipment of $20.7 million and $7.9 million located in the U.S. and Canada, respectively. The $29.0 million at April 27, 2014, represents property, plant, and equipment of $20.6 million and $8.4 million located in the U.S. and Canada, respectively.

Upholstery Fabrics Segment

Net Sales

		Three Months Ended
(dollars in thousands)	August 3, 2014		July 28,2013		% Change

Non U.S. Produced	$30,457	92%	$29,986	94%	1.6%
U.S. Produced	2,781	8%	1,991	6%	39.7%
Total	33,238	100%	31,977	100%	3.9%

The first quarter of fiscal 2015 had 14-weeks compared to 13-weeks in the first quarter of fiscal 2014. We are pleased with our net sales performance for the first quarter of fiscal 2015, especially when compared with the exceptionally high net sales level in the first quarter of fiscal 2014. Notably, we increased our sales of cut and sewn kits in the first quarter of fiscal 2015, reflecting increased demand for this product category.

The key drivers of our net sales performance continue to be our designs and product innovation. As a result, we continue to see favorable response from our key customers, especially for our latest product introductions.

We have continued to pursue marketing strategies to diversify our customer base. Our 100% owned China platform supports our marketing efforts and allows us to quickly adapt to changing market trends and consumer style preferences. Our China produced fabrics accounted for 92% of our upholstery fabric net sales during the first quarter of fiscal 2015, reflecting our ability to offer a diverse product mix of fabric styles at different price points. Our product diversity has also allowed us to target additional end-user markets for upholstery fabrics, including the recreational vehicle and hospitality markets.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

	Three Months Ended
(dollars in thousands)	August 3, 2014	July 28, 2013	% Change

Gross profit	$5,513	$5,682	(3.0)%
Gross profit margin	16.6%	17.8%	(6.7)%
SG&A expenses	3,452	3,266	5.7%
Income from operations	2,060	2,416	(14.7)%
Operating margin	6.2%	7.6%	(18.4)%

Although our net sales increased over last fiscal year as noted above, our income from operations and gross profit and operating margins declined. Our profitability was affected primarily by product mix, higher operational costs associated with our operations located in China, and lower business volume associated with our Culp Europe operation located in Poland.

Culp Europe

Although currently an immaterial part of our business, we are continuing our efforts to develop sales in Europe. Although we remain optimistic about the future opportunities for us in Europe to support our global sales effort, we are assessing the future strategy in light of the current challenging business conditions.

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant, and equipment.

(dollars in thousands)	August 3, 2014	July 28, 2013	April 27, 2014
Accounts receivable and inventory	$27,957	$30,545	$31,854
Property, plant & equipment	1,580	1,549	1,573

Accounts Receivable & Inventory

As of August 3, 2014, accounts receivable and inventory for this segment decreased 8% compared with July 28, 2013, and 12% compared with April 27, 2014. These trends are due to the timing of cash receipts on outstanding customer invoices due to the 14-week period in the first quarter of fiscal 2015 compared with the 13-week period in the first quarter of fiscal 2014 and improved inventory management.

Property, Plant & Equipment

The $1.6 million at August 3, 2014, represents property, plant, and equipment located in the U.S. of $911, located in China of $627, and located in Poland of $42. The $1.5 million at July 28, 2013, represents property, plant, and equipment located in the U.S. of $1.1 million, located in China of $371, and located in Poland of $53. The $1.6 million at April 27, 2014, represents property, plant, and equipment located in the U.S. of $957, located in China of $572, and located in Poland of $44.

Other Income Statement Categories

Selling, General and Administrative Expenses

SG&A expenses for the company as a whole were relatively flat in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. SG&A expenses were $7.4 million for the first quarter of fiscal 2015 compared with $7.1 million for the first quarter of fiscal 2014. As a percent of net sales, SG&A expenses were 9.8% in the first quarter of fiscal 2015 compared with 10.1% in the first quarter of fiscal 2014.

Interest Expense

Interest expense for the first quarter of fiscal 2015 was $68,000 compared to $140,000 for the first quarter of fiscal 2014.  This trend primarily reflects lower outstanding balances of long-term debt. Also, this trend reflects interest costs of $30,000 for the mattress fabric expansion plan that were capitalized during the first quarter of fiscal 2015. These interest costs will be depreciated over the related assets’ useful lives. No interest costs were capitalized during the first quarter of fiscal 2014.

Interest Income

Interest income was $142,000 for the first quarter of fiscal 2015 compared to $92,000 for the first quarter of fiscal 2014. This trend reflects higher cash and cash equivalent and short-term investment balances held with our foreign subsidiaries during the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014.  Cash and cash equivalents and short-term investment balances held by our foreign subsidiaries earn higher interest rates as compared to our cash and cash equivalents and short-term investment balances held in the United States.

Other Income (Expense)

Other income for the first quarter of fiscal 2015 was $89,000 compared to other expense of $391,000 during the first quarter of fiscal 2014. This improvement is primarily due to foreign currency exchange gains associated with our operations located in China totaling $199,000 in the first quarter of fiscal 2015 compared to foreign currency exchange losses totaling $91,000 in the first quarter of fiscal 2014. We have been able to mitigate the effects of foreign exchange rate fluctuations associated with our subsidiaries domiciled in Canada and Poland through maintenance of a natural hedge by keeping a balance of assets and liabilities denominated in foreign currencies other than the U.S. dollar. Although we will continue to try and maintain this natural hedge, there is no assurance that we will be able to continue to do so in the future reporting periods.

In addition, the improvement reflects a non-recurring charge of $206,000 recorded in the first quarter of fiscal 2014 for the settlement of litigation relating to environmental claims associated with a closed facility.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $2.1 million, or 38.7% of income before income tax expense, for the three month period ended August 3, 2014, compared to income tax expense of $2.3 million, or 41.6% of income before income tax expense, for the three month period ended July 28, 2013. Our effective income tax rates for the three month periods ended August 3, 2014 and July 28, 2013 were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The income tax expense for the three month period ended August 3, 2014 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
 The income tax rate decreased by 6% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●	The income tax rate increased by 5% for an increase in unrecognized tax benefits.

●	The income tax rate increased by 5.7% for stock-based compensation and other miscellaneous items.

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

●
 The income tax rate decreased by 6% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●	The income tax rate increased 4% for an increase in unrecognized tax benefits.

●	The income tax rate was increased by 4.6% for stock-based compensation and other miscellaneous items.

Deferred Income Taxes

Valuation Allowance

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessment at August 3, 2014, we recorded a partial valuation allowance of $1.1 million, of which $666,000 pertained to certain U.S. state net operating loss carryforwards and credits and $419,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at July 28, 2013, we recorded a partial valuation allowance of $1.1 million, of which $722,000 pertained to certain U.S. state net operating loss carryforwards and credits and $328,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at April 27, 2014, we recorded a partial valuation allowance of $977,000, of which $666,000 pertained to certain U.S. state net operating loss carryforwards and credits and $311,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at August 3, 2014, July 28, 2013, and April 27, 2014, respectively.

The recorded valuation allowance of $1.1 million at August 3, 2014, has no effect on our operations, loan covenant compliance, or the possible realization of certain U.S. state net operating loss carryforwards and credits and our loss carryforwards associated with our Culp Europe operation located in Poland. If it is determined that it is more-likely-than-not that we will realize any of these deferred tax assets, an income tax benefit will be recognized at that time.

Undistributed Earnings

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Based on our assessment as of August 3, 2014, it is our intention not to permanently invest our undistributed earnings from our foreign subsidiaries. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

At August 3, 2014, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $2.1 million, which included U.S. income and foreign withholding taxes totaling $29.4 million, offset by U.S. foreign income tax credits of $27.3 million. At July 28, 2013, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $7.1 million, which included U.S. income and foreign withholding taxes totaling $22.3 million, offset by U.S. foreign income tax credits of $15.2 million. At April 27, 2014, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $2.0 million, which included U.S. income and foreign withholding taxes totaling $28.1 million, offset by U.S. foreign income tax credits of $26.1 million.

We had accumulated earnings from our foreign subsidiaries totaling $75.8 million, $57.5 million, and $72.8 million at August 3, 2014, July 28, 2013, and April 27, 2014, respectively.

Uncertainty In Income Taxes

At August 3, 2014, we had a $14.0 million total gross unrecognized tax benefit, of which $4.0 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At July 28, 2013, we had a $13.3 million total gross unrecognized tax benefit, of which $4.2 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At April 27, 2014, we had a $13.7 million total gross unrecognized tax benefit, of which $4.0 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods.

At August 3, 2014, we had a $14.0 million total gross unrecognized tax benefit, of which $10.0 million and $4.0 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At July 28, 2013, we had a $13.3 million total gross unrecognized tax benefit, of which $9.1 million and $4.2 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At April 27, 2014, we had $13.7 million of total gross unrecognized tax benefit, of which $9.7 million and $4.0 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets.

We estimate that the amount of gross unrecognized tax benefits will increase by approximately $802,000 for fiscal 2015. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

Income Taxes Paid

Although we reported income tax expense of $2.1 million in the first quarter of fiscal 2015 and $2.3 million for the first quarter of fiscal 2014, we are currently not paying income taxes in the United States due to our loss carryforwards totaling $45.7 million at April 27, 2014. As a result, we had income tax payments of $959,000 and $792,000 for the first quarter of fiscal 2015 and 2014, respectively. Our income tax payments are associated with our subsidiaries located in China and Canada.

Liquidity and Capital Resources

Liquidity

Our sources of liquidity include cash and cash equivalents, short-term investments, cash flow from operations, and amounts available under our unsecured revolving credit lines. These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our present cash and cash equivalents and short-term investment balance of $31.0 million at August 3, 2014, cash flow from operations, and the current availability under our unsecured revolving credit lines will be sufficient to fund our foreseeable business needs and contractual obligations.

At August 3, 2014, our cash and cash equivalents and short-term investments totaled $31.0 million and exceeded our total debt (current maturities of long-term debt, long-term debt, and line of credit) of $5.0 million. After the end of our first quarter, we paid our required annual principal payment of $2.2 million associated with our unsecured senior term notes. As a result, we currently have one remaining annual $2.2 million principal payment due August 2015 and total debt of $2.8 million.

Our cash and cash equivalents and short-term investments decreased from $35.6 million at April 27, 2014, as a result of spending $6.1 million on dividend payments and common stock repurchases, $2.3 million on capital expenditures, and $984,000 on long-term investment purchases associated with our Rabbi Trust that is partially funding our deferred compensation plan. This spending was partially offset by net cash provided by operating activities of $4.1 million.

Our cash and cash equivalents and short-term investment balance may be adversely affected by factors beyond our control, such as weakening industry demand and delays in receipt of payment on accounts receivable.

Dividend Program

On June 12, 2014, we announced that our board of directors approved the payments of a special cash dividend of $0.40 per share and a quarterly cash dividend of $0.05 per share. These dividend payments were paid on July 15, 2014, to shareholders of record on July 1, 2014. During the first quarter of fiscal 2015, dividend payments totaled $5.5 million, of which $4.9 million represented the special cash dividend payment of $0.40 per share, and $611,000 represented the quarterly dividend payment of $0.05 per share.

During the first quarter of fiscal 2014, we paid a quarterly dividend of $0.04 per share or $489,000.

On September 4, 2014, we announced that our board of directors approved the payment of a quarterly cash dividend of $0.05 per share. This payment will be made on October 15, 2014, to shareholders of record as of October 1, 2014.

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

Common Stock Repurchase Program

On February 25, 2014, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The amount of shares purchased and the timing of such purchases will be based on working capital requirements, market and general business conditions, and other factors including alternative investment opportunities.

During the first quarter of fiscal 2015, we repurchased 32,269 shares of our common stock at a cost of $556,000. During the first quarter of fiscal 2014, we did not repurchase any shares of common stock.

Since June 2011, we have returned a total of $26.2 million to shareholders in the form of regular quarterly and special dividend payments and common stock share repurchases.

Working Capital

Accounts receivable at August 3, 2014, were $24.2 million compared with $24.5 million at July 28, 2013. Days’ sales outstanding were 29 days for the first quarter of fiscal 2015 and the first quarter of fiscal 2014.

Inventories as of August 3, 2014, were $41.7 million compared with $41.8 million at July 28, 2013. Inventory turns for the first quarter of fiscal 2015 were 6.0 compared with 5.6 for the first quarter of fiscal 2014.

Accounts payable-trade as of August 3, 2014, were $24.5 million, a decrease of $3.3 million, or 12%, compared with $27.8 million at July 28, 2013. This decrease primarily reflects the timing of our payments on outstanding vendor invoices due to the 14-week period in the first quarter of fiscal 2015 compared to the 13-week period in the first quarter of fiscal 2014.

Operating working capital (comprised of accounts receivable and inventories, less accounts payable-trade and accounts payable-capital expenditures) was $41.3 million at August 3, 2014 compared with $38.4 million at July 28, 2013. Operating working capital turnover was 7.1 during the first quarter of fiscal 2015 and 2014.

Financing Arrangements

Unsecured Term Notes

We entered into a note agreement dated August 11, 2008 that provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The remaining principal payments are payable over an average term of one year through August 11, 2015. Any principal pre-payments would be assessed a penalty as defined in the agreement. The agreement contains customary financial and other covenants as defined in the agreement.

Revolving Credit Agreement – United States

We have an unsecured credit agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) that provides for an unsecured revolving loan commitment of $10.0 million to be used to finance working capital and general corporate purposes. The amount of borrowings that are outstanding under the credit agreement with Culp Europe noted below decrease the $10.0 million available. Interest is charged at a rate (applicable interest rate of 1.76%, 1.79%, and 1.75% at August 3, 2014, July 28, 2013, and April 27, 2014, respectively) equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement. The credit agreement contains customary financial and other covenants as defined in the agreement and expires on August 31, 2015.

At August 3, 2014, July 28, 2013, and April 27, 2014, there was a $195,000 outstanding letter of credit (all of which related to workers compensation). At August 3, 2014, July 28, 2013, and April 27, 2014, there were no borrowings outstanding under the agreement.

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit of up to 40 million RMB (approximately $6.5 million USD at August 3, 2014), expiring on May 9, 2015. This agreement has an interest rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of August 3, 2014, July 28, 2013 and April 27, 2014.

Revolving Credit Agreement – Europe

As of April 27, 2014 and July 28, 2013, we had an unsecured credit agreement with Wells Fargo that bears interest at WIBOR (Warsaw Interbank Offered Rate) plus 2% (applicable interest rate of 4.38% and 4.625% at April 27, 2014 and July 28, 2013, respectively). There were $586,000 and $560,000 (1.8 million Polish Zloty) in borrowings outstanding under the agreement at April 27, 2014 and July 28, 2013, respectively.

Effective May 2, 2014, we converted our 1.8 million Polish Zloty denominated borrowings under the credit agreement to EURO denominated borrowings totaling €424,000 ($569,000 USD). In addition, our applicable interest rate was reduced to 2.31%.

In connection with the Wells Fargo credit agreement noted above, the outstanding borrowings totaling $569,000 at August 3, 2014, decrease the $10.0 million available under the credit agreement.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At August 3, 2014, the company was in compliance with these financial covenants.

At August 3, 2014, the principal payment requirements of long-term debt during the next two fiscal years are: 2015 – $2.2 million; and 2016 - $2.2 million.

Capital Expenditures and Depreciation

Capital expenditures on a cash basis were $2.3 million for the first quarter of 2015 compared with $884,000 for the first quarter of 2014. Capital expenditures for the first quarter of fiscal 2015 and 2014, were primarily related to our mattress fabrics segment.

In addition, we acquired equipment for our mattress fabrics segment totaling $890,000 in connection with the Bodet & Horst asset purchase agreement during the first quarter of the fiscal 2014.

Depreciation expense was $1.4 million and $1.3 million for the first quarter of fiscal 2015 and 2014, respectively. Depreciation expense for the first quarter of fiscal 2015 and 2014, is primarily related to the mattress fabrics segment.

For fiscal 2015, we currently expect capital expenditures to be approximately $10.0 million compared with $5.3 million in fiscal 2014 and $4.5 million in fiscal 2013. Planned capital expenditures for fiscal 2015 primarily relate to the announced mattress fabrics segment expansion plan. For fiscal 2015, depreciation expense is projected to be $6.0 million, which primarily relates to the mattress fabrics segment.

These are management’s current expectations only, and changes in our business needs could cause changes in plans for capital expenditures and expectations for related depreciation expense.

Critical Accounting Policies and Recent Accounting Developments

As of August 3, 2014, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended April 27, 2014.

Refer to Note 2 located in the notes to the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended April 27, 2014.

Contractual Obligations

As of August 3, 2014, there were no significant or new contractual obligations from those reported in our annual report on Form 10-K for the year ended April 27, 2014.

Inflation

Any significant increase in our raw material costs, utility/energy costs and general economic inflation could have a material adverse impact on the company, because competitive conditions have limited our ability to pass significant operating increases on to customers. As discussed in our Form 10-K for the year ended April 27, 2014 (see “Segment Analysis”), significant increases in raw material costs led to lower profit margins for both of our business segments during fiscal 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our revolving credit lines.

At August 3, 2014, our U.S. revolving credit agreement had an interest rate equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. At August 3, 2014, there were no borrowings outstanding under our U.S. or China revolving credit lines.

At August 3, 2014 our unsecured credit agreement associated with our operation located in Poland currently bears interest at 2.31% and is denominated in EUROs. At August 3, 2014, we had outstanding borrowings of €424,000 or $569,000 USD, which is required to be paid in full by August 31, 2015, when the credit agreement expires.

We are not exposed to market risk from changes in interest rates on our long-term debt. Our unsecured term notes have a fixed interest rate of 8.01%.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in China, Canada, and Poland. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and Poland, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates at August 3, 2014, would not have had a significant impact on our results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 3, 2014, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended August 3, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended August 3, 2014. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 11, 2014 for the fiscal year ended April 27, 2014.

Item 1A.  Risk Factors

There have not been any material changes to our risk factors during the three months ended August 3, 2014. Our risk factors are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 11, 2014 for the fiscal year ended April 27, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 28, 2014 to June 1, 2014	22,101	$17.23	22,101	$4,619,149
June 2, 2014 to June 29, 2014	-	-	-	$4,619,149
June 30, 2014 to August 3, 2014	10,168	$17.23	10,168	$4,443,992
Total	32,269	$17.23	32,269	$4,443,992

(1)	On February 25, 2014, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock.

Item 6.  Exhibits

The following exhibits are submitted as part of this report.

3(i)
Articles of Incorporation of the company, as amended, were filed as Exhibit 3(i) to the company’s Form 10-Q for the quarter ended July 28, 2002, filed September 11, 2002 (Commission File No. 001-12597), and are incorporated herein by reference.

3 (ii)	Restated and Amended Bylaws of the company, as amended November 12, 2007, were filed as Exhibit 3.1 to the company’s Form 8-K dated November 12, 2007, and incorporated herein by reference.
10.1	Written Description of Non-Employee Director Compensation
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CULP, INC.
(Registrant)

Date: September 12, 2014	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant
and also signing as principal financial officer

By:	/s/ Thomas B. Gallagher, Jr.
Thomas B. Gallagher, Jr.
Corporate Controller
(Authorized to sign on behalf of the registrant
and also signing as principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Written Description of Non-Employee Director Compensation

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document