Form 10-Q
period 2014-11-02
CULP INC
filed 2014-12-12
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2014
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          ☐  YES      NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding at November 2, 2014:  12,218,521
Par Value: $0.05 per share

INDEX TO FORM 10-Q
For the period ended November 2, 2014

Item 1:  Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 2, 2014 AND OCTOBER 27, 2013
UNAUDITED
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED

	November 2,	October 27,
	2014	2013

Net sales	$73,991	70,589
Cost of sales	61,713	58,354
Gross profit	12,278	12,235

Selling, general and
administrative expenses	7,379	7,200
Income from operations	4,899	5,035

Interest expense	-	99
Interest income	(153)	(102)
Other expense	162	224
Income before income taxes	4,890	4,814

Income taxes	1,889	1,718
Net income	$3,001	3,096

Net income per share, basic	$0.25	0.25
Net income per share, diluted	0.24	0.25
Average shares outstanding, basic	12,218	12,183
Average shares outstanding, diluted	12,401	12,389

	SIX MONTHS ENDED

	November 2,	October 27,
	2014	2013

Net sales	$150,051	140,730
Cost of sales	125,058	115,422
Gross profit	24,993	25,308

Selling, general and
administrative expenses	14,798	14,299
Income from operations	10,195	11,009

Interest expense	67	239
Interest income	(294)	(195)
Other expense	73	616
Income before income taxes	10,349	10,349

Income taxes	4,003	4,023
Net income	$6,346	6,326

Net income per share, basic	$0.52	0.52
Net income per share, diluted	0.51	0.51
Average shares outstanding, basic	12,215	12,165
Average shares outstanding, diluted	12,403	12,391

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 2, 2014 AND OCTOBER 27, 2013
(UNAUDITED)

	THREE MONTHS ENDED

	November 2,	October 27,
	2014	2013

Net income	$3,001	$3,096

Other comprehensive (loss) gain

Unrealized (losses) gains on investments	(18)	22

Total other comprehensive (loss) gain	(18)	22

Comprehensive income	$2,983	$3,118

	SIX MONTHS ENDED

	November 2,	October 27,
	2014	2013

Net income	$6,346	$6,326

Other comprehensive loss

Unrealized losses on investments	(28)	(113)

Total other comprehensive loss	(28)	(113)

Comprehensive income	$6,318	$6,213

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
NOVEMBER 2, 2014, OCTOBER 27, 2013 AND APRIL 27, 2014
UNAUDITED
(Amounts in Thousands)

	November 2,	October 27,	* April 27,
	2014	2013	2014

Current assets:
Cash and cash equivalents	$28,953	24,267	29,303
Short-term investments	6,318	6,220	6,294
Accounts receivable, net	25,045	24,937	27,409
Inventories	38,228	44,882	40,674
Deferred income taxes	6,191	7,745	6,230
Income taxes receivable	-	-	121
Other current assets	2,303	2,550	2,344
Total current assets	107,038	110,601	112,375

Property, plant and equipment, net	33,204	30,559	31,376
Goodwill	11,462	11,462	11,462
Deferred income taxes	508	661	2,040
Long-term investments	1,911	-	765
Other assets	2,539	2,959	2,917

Total assets	$156,662	156,242	160,935

Current liabilities:
Current maturities of long-term debt	$2,200	2,200	2,200
Accounts payable-trade	25,450	28,543	26,686
Accounts payable - capital expenditures	178	66	277
Accrued expenses	7,723	11,672	9,181
Income taxes payable - current	268	304	442
Total current liabilities	35,819	42,785	38,786

Income taxes payable - long-term	3,980	4,141	3,962
Deferred income taxes	1,395	5,016	1,013
Line of credit	-	585	586
Deferred compensation	3,794	-	2,644
Long-term debt, less current maturities	-	2,200	2,200

Total liabilities	44,988	54,727	49,191

Commitments and Contingencies (Note 16)

Shareholders' equity
Preferred stock, $0.05 par value, authorized
10,000,000	-	-	-
Common stock, $0.05 par value, authorized
40,000,000 shares, issued and outstanding
12,218,521 at November 2, 2014; 12,250,030
at October 27, 2013; and 12,250,030 at
April 27, 2014	611	612	612
Capital contributed in excess of par value	42,658	42,598	42,932
Accumulated earnings	68,493	58,364	68,260
Accumulated other comprehensive loss	(88)	(59)	(60)
Total shareholders' equity	111,674	101,515	111,744

Total liabilities and shareholders' equity	$156,662	156,242	160,935

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 2, 2014 AND OCTOBER 27, 2013
UNAUDITED
(Amounts in Thousands)

	SIX MONTHS ENDED

	November 2,	October 27,
	2014	2013

Cash flows from operating activities:
Net income	$6,346	6,326
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,812	2,636
Amortization of other assets	94	81
Stock-based compensation	291	376
Excess tax benefit related to stock-based compensation	(108)	(143)
Deferred income taxes	2,061	2,140
Gain on sale of equipment	(35)	(74)
Foreign currency exchange (gains) losses	(171)	203
Changes in assets and liabilities, net of effects of acquisition of assets:
Accounts receivable	2,360	(1,419)
Inventories	2,467	(6,331)
Other current assets	34	(437)
Other assets	(36)	(47)
Accounts payable - trade	(1,275)	5,923
Accrued expenses and deferred compensation	(324)	(158)
Income taxes	22	367
Net cash provided by operating activities	14,538	9,443

Cash flows from investing activities:
Capital expenditures	(5,087)	(1,900)
Net cash paid for acquistion of assets	-	(2,640)
Proceeds from the sale of equipment	391	113
Proceeds from life insurance policies	320	-
Payments on life insurance policies	-	(30)
Proceeds from the sale of short-term investments	1,628	-
Purchase of short-term investments	(1,675)	(1,047)
Purchase of long-term investments	(1,146)	-
Net cash used in investing activities	(5,569)	(5,504)

Cash flows from financing activities:
Payments on lines of credit	(538)	-
Payments on long-term debt	(2,200)	(2,200)
Proceeds from common stock issued	89	194
Common stock shares repurchased	(745)	-
Dividends paid	(6,113)	(979)
Debt issuance costs	-	(62)
Excess tax benefit related to stock-based compensation	108	143
Net cash used in financing activities	(9,399)	(2,904)

Effect of exchange rate changes on cash and cash equivalents	80	(298)

(Decrease) increase in cash and cash equivalents	(350)	737

Cash and cash equivalents at beginning of period	29,303	23,530

Cash and cash equivalents at end of period	$28,953	24,267

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	of Par Value	Earnings	Income (Loss)	Equity
Balance, April 28, 2013	12,224,894	$611	41,901	53,017	54	$95,583
Net income	-	-	-	17,447	-	17,447
Stock-based compensation	-	-	710	-	-	710
Unrealized loss on investments	-	-	-	-	(114)	(114)
Excess tax benefit related to stock
based compensation	-	-	143	-	-	143
Fully vested common stock award	3,000	-	-	-	-	-
Common stock issued in connection					.
with exercise of stock options	23,125	1	193	-	-	194
Common stock surrendered for
withholding taxes payable	(989)	-	(15)	-	-	(15)
Dividends paid	-	-	-	(2,204)	-	(2,204)
Balance, April 27, 2014 *	12,250,030	612	42,932	68,260	(60)	111,744
Net income	-	-	-	6,346	-	6,346
Stock-based compensation	-	-	291	-	-	291
Unrealized loss on investments	-	-	-	-	(28)	(28)
Excess tax benefit related to stock
based compensation	-	-	108	-	-	108
Common stock repurchased	(43,014)	(2)	(743)			(745)
Fully vested common stock award	3,000	-	-	-	-	-
Common stock issued in connection
with exercise of stock options	9,500	1	88			89
Common stock surrendered for
withholding taxes payable	(995)	-	(18)	-	-	(18)
Dividends paid	-		-	(6,113)	-	(6,113)
Balance, November 2, 2014	12,218,521	$611	42,658	68,493	(88)	$111,674

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

The company’s six months ended November 2, 2014 and October 27, 2013, represent 27 and 26 week periods, respectively.

2. Significant Accounting Policies

As of November 2, 2014, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended April 27, 2014.

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

4.  Stock-Based Compensation

Incentive Stock Option Awards

We did not grant any incentive stock option awards through the second quarter of fiscal 2015.

At November 2, 2014, options to purchase 140,700 shares of common stock were outstanding and exercisable, had a weighted average exercise price of $6.50 per share, and a weighted average contractual term of 3.2 years. At November 2, 2014, the aggregate intrinsic value for options outstanding and exercisble was $1.8 million.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The aggregate intrinsic value for options exercised for the six months ending November 2, 2014 and October 27, 2013, was $80,000 and $224,000, respectively.

At November 2, 2014, there were no unvested incentive stock option awards. Therefore, there was no unrecognized compensation cost related to incentive stock option awards at November 2, 2014.

No compensation expense was recorded on incentive stock options for the six months ended November 2, 2014. We recorded $8,000 of compensation expense on incentive stock option grants within selling, general, and administrative expense for the six months ended October 27, 2013.

Common Stock Awards

On October 1, 2014, we granted a total of 3,000 shares of common stock to our outside directors. These shares of common stock vested immediately and were measured at $17.95 per share, which represents the closing price of the company’s common stock at the date of grant.

On October 1, 2013, we granted a total of 3,000 shares of common stock to our outside directors. These shares of common stock vested immediately and were measured at $18.84 per share, which represents the closing price of the company’s common stock at the date of grant.

We recorded $54,000 and $57,000 of compensation expense within selling, general, and administrative expense for these common stock awards for the six month periods ending November 2, 2014, and October 27, 2013, respectively.

Time Vested Restricted Stock Awards

We did not grant any time vested restricted stock awards through the second quarter of fiscal 2015.

We recorded $4,000 and $38,000 of compensation expense within selling, general, and administrative expense for time vested restricted stock awards for the six month periods ending November 2, 2014, and October 27, 2013, respectively.

At November 2, 2014, there were no outstanding and unvested shares of time vested restricted stock. Therefore, there was no unrecognized compensation cost related to time vested restricted stock awards at November 2, 2014.

During the six month period ended November 2, 2014, 61,667 shares of time vested restricted stock vested and had a weighted average fair value of $257,000 or $4.17 per share. During the six month period ended October 27, 2013, 61,667 shares of time vested restricted stock vested and had a weighted average fair value of $249,000 or $4.04 per share.

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

Overall

The company recorded compensation expense of $233,000 and $273,000 within selling, general, and administrative expense for performance based restricted stock units for the six month periods ending November 2, 2014 and October 27, 2013, respectively. Compensation cost is recorded based on an assessment each reporting period of the probability if certain performance goals will be met during the vesting period. If performance goals are not probable of occurrence, no compensation cost will be recognized and any recognized compensation cost would be reversed.

As of November 2, 2014, the remaining unrecognized compensation cost related to the performance based restricted stock units was $1.1 million, which is expected to be recognized over a weighted average vesting period of 2.0 years.

5.  Accounts Receivable

A summary of accounts receivable follows:

(dollars in thousands)	November 2, 2014	October 27, 2013	April 27, 2014
Customers	$26,082	$26,022	$28,461
Allowance for doubtful accounts	(442)	(513)	(573)
Reserve for returns and allowances and discounts	(595)	(572)	(479)
	$25,045	$24,937	$27,409

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the activity in the allowance for doubtful accounts follows:

	Six months ended
(dollars in thousands)	November 2, 2014	October 27, 2013
Beginning balance	$(573)	$(780)
Provision for bad debts	57	211
Net write-offs, net of recoveries	74	56
Ending balance	$(442)	$(513)

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

	Six months ended
(dollars in thousands)	November 2, 2014	October 27, 2013
Beginning balance	$(479)	$(543)
Provision for returns, allowances and discounts	(1,334)	(1,129)
Credits issued	1,218	1,100
Ending balance	$(595)	$(572)

6.  Inventories

Inventories are carried at the lower of cost or market.  Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	November 2, 2014	October 27, 2013	April 27, 2014
Raw materials	$5,657	$5,592	$6,707
Work-in-process	2,190	2,383	2,263
Finished goods	30,381	36,907	31,704
	$38,228	$44,882	$40,674

7.  Other Assets

A summary of other assets follows:

(dollars in thousands)	November 2, 2014	October 27, 2013	April 27, 2014
Cash surrender value - life insurance	$320	$649	$644
Non-compete agreement	1,017	1,054	1,041
Customer relationships	791	842	817
Other	411	414	415
	$2,539	$2,959	$2,917

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The gross carrying amount of this non-compete agreement was $2.0 million at November 2, 2014, October 27, 2013 and April 27, 2014, respectively. At November 2, 2014, October 27, 2013, and April 27, 2014, accumulated amortization for the non-compete agreement was $1.0 million.

Of the $1.0 million non-compete agreement carrying amount at November 2, 2014, $223,000 pertains to the non-compete agreement that was in place as part of the asset purchase agreement dated August 11, 2008, and $794,000 pertains to the non-compete agreement pursuant to the asset purchase agreement dated May 8, 2013 that was restructured to expand the non-compete agreement in place effective August 11, 2008.

Amortization expense for the non-compete agreement was $38,000 for the six month periods ended November 2, 2014 and October 27, 2013. The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2015 - $38,000; FY 2016 - $75,000; FY 2017 - $75,000; FY 2018- $75,000; FY 2019 - $75,000; and Thereafter - $679,000.

The weighted average amortization period for the non-compete agreement is 13.5 years as of November 2, 2014.

Customer Relationships

In connection with the asset purchase and consulting agreement with Bodet & Horst noted above, we purchased certain customer relationships. We recorded the customer relationships at its fair value based on a multi-period excess earnings valuation model. The gross carrying amount of these customer relationships was $868,000 at November 2, 2014, October 27, 2013, and April 27, 2014, respectively. Accumulated amortization for these customer relationships was $77,000, $26,000, and $51,000 at November 2, 2014, October 27, 2013, and April 27, 2014, respectively.

The customer relationships are amortized on a straight-line basis over its seventeen year useful life. Amortization expense for the customer relationships was $26,000 for the six months ending November 2, 2014 and October 27, 2013. The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2015 - $25,000; FY 2016 - $51,000; FY 2017 - $51,000; FY 2018 - $51,000; FY 2019 - $51,000; and Thereafter - $562,000.

The weighted average amortization period for the non-compete agreement is 15.5 years as of November 2, 2014.

Cash Surrender Value – Life Insurance

On May 16, 2014, we entered into an agreement with a former employee and his irrevocable trust (the “Trust”) dated September 7, 1995. As a result of this agreement, a previous split dollar life insurance agreement in which we purchased a policy on the life of this former employee and his spouse, in which we retained ownership of the policy, paid premiums to support the policy, had the right to receive cash surrender value of the policy upon the second to die of the former employee and his spouse, with the Trust receiving the remainder of the policy’s death benefit ($2.5 million), was terminated. In connection with the termination of the previous split dollar life insurance agreement, we transferred the life insurance policy to the Trust and received cash proceeds in the amount of the cash surrender value policy totaling $320,000 during the second quarter of fiscal 2015.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At November 2, 2014, we had one life insurance contract with a death benefit of $1.4 million. At October 27, 2013 and April 27, 2014, we had two life insurance contracts with death benefits to the respective insured totaling $3.9 million. Our cash surrender value – life insurance balances totaling $320,000, $649,000 and $644,000 at November 2, 2014, October 27, 2013 and April 27, 2014, respectively, are collectible upon death of the respective insured.

8.  Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	November 2, 2014	October 27, 2013	April 27, 2014
Compensation, commissions and related benefits	$4,969	$8,567	$7,388
Interest	38	74	71
Other accrued expenses	2,716	3,031	1,722
	$7,723	$11,672	$9,181

9.  Long-Term Debt and Lines of Credit

A summary of long-term debt follows:

(dollars in thousands)	November 2, 2014	October 27, 2013	April 27, 2014
Unsecured senior term notes	$2,200	$4,400	$4,400
Current maturities of long-term debt	(2,200)	(2,200)	(2,200)
Long-term debt, less current maturities of long-term debt	$-	$2,200	$2,200

Unsecured Term Notes

We entered into a note agreement dated August 11, 2008 that provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The remaining principal payments are payable over an average term of 0.8 years through August 11, 2015. Any principal pre-payments would be assessed a penalty as defined in the agreement. The agreement contains customary financial and other covenants as defined in the agreement.

As of November 2, 2014, we have one remaining annual payment of $2.2 million due on August 11, 2015.

Revolving Credit Agreement – United States

We have an unsecured credit agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) that provides for an unsecured revolving loan commitment of $10.0 million to be used to finance working capital and general corporate purposes. The amount of borrowings that are outstanding under the credit agreement with Culp Europe noted below decrease the $10.0 million available. Interest is charged at a rate (applicable interest rate of 1.76%, 1.77%, and 1.75% at November 2, 2014, October 27, 2013, and April 27, 2014, respectively) equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement. The credit agreement contains customary financial and other covenants as defined in the agreement and expires on August 31, 2015.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At November 2, 2014, October 27, 2013, and April 27, 2014, there was a $195,000 outstanding letter of credit (all of which related to workers compensation). At November 2, 2014, October 27, 2013, and April 27, 2014, there were no borrowings outstanding under the agreement.

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit of up to 40 million RMB (approximately $6.5 million USD at November 2, 2014), expiring on May 9, 2015. This agreement has an interest rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of November 2, 2014, October 27, 2013 and April 27, 2014.

Revolving Credit Agreement – Europe

As of April 27, 2014, we had an unsecured credit agreement with Wells Fargo that incurred interest at WIBOR (Warsaw Interbank Offered Rate) plus 2% (applicable interest rate of 4.38% at April 27, 2014). There was $586,000 (1.8 million Polish Zloty) in borrowings outstanding under the agreement at April 27, 2014.

Effective May 2, 2014, we converted our 1.8 million Polish Zloty denominated borrowings under the credit agreement to EURO denominated borrowings totaling €424,000 ($569,000 USD). In addition, the applicable interest rate was converted to EURO LIBOR plus 2% (applicable interest rate of 2.2% at November 2, 2014).

At November 2, 2014, no borrowings were outstanding under this agreement, as the outstanding balance was paid in full during the second quarter of fiscal 2015.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At November 2, 2014, the company was in compliance with these financial covenants.

The fair value of the company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities. At November 2, 2014, the carrying value of our long-term debt was $2.2 million and the fair value was $2.3 million. At October 27, 2013, the carrying value of the company’s long-term debt was $4.4 million and the fair value was $4.6 million. At April 27, 2014, the carrying value of the company’s long-term debt was $4.4 million and the fair value was $4.6 million.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

	Fair value measurements at November 2, 2014 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Limited Term Bond Fund	$2,576	N/A	N/A	$2,576
Low Duration Bond Fund	2,081	N/A	N/A	2,081
Premier Money Market Fund	1,818	N/A	N/A	1,818
Intermediate Term Bond Fund	1,661	N/A	N/A	1,661
Other	93	N/A	N/A	93

	Fair value measurements at October 27, 2013 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Limited Term Bond Fund	$2,561	N/A	N/A	$2,561
Low Duration Bond Fund	2,060	N/A	N/A	2,060
Intermediate Term Bond Fund	1,599	N/A	N/A	1,599

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

Our short-term investments include short-term bond funds, are classified as available-for-sale, and their unrealized gains or losses are included in other comprehensive income (loss). Our short-term bond funds were recorded at their fair value of $6.3 million, $6.2 million and $6.3 million at November 2, 2014, October 27, 2013, and April 27, 2014, respectively. Our short-term bond funds had an accumulated unrealized loss totaling $88,000, $59,000, and $60,000 at November 2, 2014, October 27, 2013, and April 27, 2014, respectively. At November 2, 2014, October 27, 2013, and April 27, 2014, the fair value of our short-term bond funds approximated its cost basis.

Effective, January 1, 2014, we established a Rabbi Trust to set aside funds for participants of our deferred compensation plan (the “Plan”) and enable the participants to credit their contributions to various investment options of the Plan. The investments associated with the Rabbi Trust consist of investments in a money market fund and various mutual funds that are classified as available for sale. Our long-term investments are recorded at its fair value of $1.9 million and $765,000 at November 2, 2014 and April 27, 2014, respectively. The fair value of our long-term investments approximates its cost basis.

The carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, and line of credit approximates fair value because of the short maturity of these financial instruments.

Nonrecurring Basis

During the six months ended November 2, 2014, we did not have any financial assets that were required to be measured at fair value on a nonrecurring basis.

During fiscal 2014, we did not have any financial assets that were required to be measured at fair value on a nonrecurring basis other than the assets acquired from Bodet & Horst (see note 3) that were acquired at fair value.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair value measurements at April 27, 2014 and October 27, 2013 using:

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

11.  Cash Flow Information

Payments for interest and income taxes follows:

	Six months ended
(dollars in thousands)	November 2, 2014	October 27, 2013
Interest	$180	$276
Net income tax payments	1,943	1,515

Interest costs of $82,000 for the construction of qualifying fixed assets were capitalized and are being amortized over the related assets’ useful lives for the six months ended November 2, 2014. No interest costs were capitalized for the six months ended October 27, 2013.

During the six months ended November 2, 2014, 995 shares of common stock were surrendered to satisfy withholding tax liabilities totaling $18,000 in connection with the vesting of 3,334 shares of time vested restricted common stock. During the six months ended October 27, 2013, 989 shares of common stock were surrendered to satisfy withholding tax liabilities totaling $15,000 in connection with the vesting of 3,333 shares of time vested restricted common stock.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended
(amounts in thousands)	November 2, 2014	October 27, 2013
Weighted average common shares outstanding, basic	12,218	12,183
Dilutive effect of stock-based compensation	183	206
Weighted average common shares outstanding, diluted	12,401	12,389

All options to purchase shares of common stock were included in the computation of diluted net income for the three months ended November 2, 2014 and October 27, 2013, as the exercise price of the options was less than the average market price of the common shares.

The computation of basic net income per share did not include 61,667 shares of time vested restricted common stock as these shares were unvested for the three months ending October 27, 2013. At November 2, 2014, there were no outstanding and unvested shares of time vested restricted common stock and therefore, the computation of basic net income per share was not affected.

	Six months ended
(amounts in thousands)	November 2, 2014	October 27, 2013
Weighted average common shares outstanding, basic	12,215	12,165
Dilutive effect of stock-based compensation	188	226
Weighted average common shares outstanding, diluted	12,403	12,391

All options to purchase shares of common stock were included in the computation of diluted net income for the six months ended November 2, 2014 and October 27, 2013, as the exercise price of the options was less than the average market price of the common shares.

The computation of basic net income per share did not include 61,667 shares of time vested restricted common stock as these shares were unvested for the six months ending October 27, 2013. At November 2, 2014, there were no outstanding and unvested shares of time vested restricted common stock and therefore, the computation of basic net income per share was not affected.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial information for the company’s operating segments follows:

	Three months ended
(dollars in thousands)	November 2, 2014	October 27, 2013
Net sales:
Mattress Fabrics	$43,038	$40,331
Upholstery Fabrics	30,953	30,258
	$73,991	$70,589

Gross profit:
Mattress Fabrics	$7,324	$7,322
Upholstery Fabrics	4,954	4,913

	$12,278	$12,235

Selling, general, and administrative expenses:
Mattress Fabrics	$2,592	$2,620
Upholstery Fabrics	3,285	3,170
Total segment selling, general, and
administrative expenses	5,877	5,790
Unallocated corporate expenses	1,502	1,410
	$7,379	$7,200

Income from operations:
Mattress Fabrics	$4,733	$4,702
Upholstery Fabrics	1,668	1,743
Total segment income from operations	6,401	6,445
Unallocated corporate expenses	(1,502)	(1,410)
Total income from operations	4,899	5,035
Interest expense	-	(99)
Interest income	153	102
Other expense	(162)	(224)
Income before income taxes	$4,890	$4,814

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended
(dollars in thousands)	November 2, 2014	October 27, 2013
Net sales:
Mattress Fabrics	$85,860	$78,494
Upholstery Fabrics	64,191	62,236
	$150,051	$140,730

Gross profit:
Mattress Fabrics	$14,527	$14,713
Upholstery Fabrics	10,466	10,595

	$24,993	$25,308

Selling, general, and administrative expenses:
Mattress Fabrics	$5,166	$4,994
Upholstery Fabrics	6,737	6,436
Total segment selling, general, and
administrative expenses	11,903	11,430
Unallocated corporate expenses	2,895	2,869
	$14,798	$14,299

Income from operations:
Mattress Fabrics	$9,361	$9,719
Upholstery Fabrics	3,729	4,159
Total segment income from operations	13,090	13,878
Unallocated corporate expenses	(2,895)	(2,869)
Total income from operations	10,195	11,009
Interest expense	(67)	(239)
Interest income	294	195
Other expense	(73)	(616)
Income before income taxes	$10,349	$10,349

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	November 2, 2014	October 27, 2013	April 27, 2014
Segment assets:
Mattress Fabrics
Current assets (1)	$35,406	$37,373	$36,229
Non-compete agreement	1,017	1,054	1,041
Customer relationships	791	842	817
Goodwill	11,462	11,462	11,462
Property, plant and equipment (2)	30,938	28,307	29,040
Total mattress fabrics assets	79,614	79,038	78,589
Upholstery Fabrics
Current assets (1)	27,867	32,447	31,854
Property, plant and equipment (3)	1,578	1,612	1,573
Total upholstery fabrics assets	29,445	34,059	33,427
Total segment assets	109,059	113,097	112,016
Non-segment assets:
Cash and cash equivalents	28,953	24,267	29,303
Short-term investments	6,318	6,220	6,294
Deferred income taxes	6,699	8,406	8,270
Income taxes receivable	-	-	121
Other current assets	2,303	2,550	2,344
Property, plant and equipment (4)	688	640	763
Long-term investments	1,911	-	765
Other assets	731	1,062	1,059
Total assets	$156,662	$156,242	$160,935

		Six months ended
(dollars in thousands)		November 2, 2014	October 27, 2013
Capital expenditures (5):
Mattress Fabrics		$4,692	$1,199
Upholstery Fabrics		258	521
Unallocated Corporate		38	20
Total capital expenditures		$4,988	$1,740
Depreciation expense:
Mattress Fabrics		$2,448	$2,331
Upholstery Fabrics		364	305
Total depreciation expense		$2,812	$2,636

(1)	Current assets represent accounts receivable and inventory for the respective segment.

(2)
The $30.9 million at November 2, 2014, represents property, plant, and equipment of $22.2 million and $8.7 million located in the U.S. and Canada, respectively. The $28.3 million at October 27, 2013, represents property, plant, and equipment of $20.5 million and $7.8 million located in the U.S. and Canada, respectively. The $29.0 million at April 27, 2014, represents property, plant, and equipment of $20.6 million and $8.4 million located in the U.S. and Canada, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)
The $1.6 million at November 2, 2014, represents property, plant, and equipment of $977 and $601 located in the U.S. and China, respectively. The $1.6 million at October 27, 2013, represents property, plant, and equipment located in the U.S. of $1.1 million, located in China of $464, and located in Poland of $49. The $1.6 million at April 27, 2014, represents property, plant, and equipment located in the U.S. of $957, located in China of $572, and located in Poland of $44.

(4)
The $688, $640, and $763 at November 2, 2014, October 27, 2013 and April 27, 2014, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate are located in the U.S.

(5)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.

14.  Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $4.0 million, or 38.7% of income before income tax expense, for the six month period ended November 2, 2014, compared to income tax expense of $4.0 million, or 38.9% of income before income tax expense, for the six month period ended October 27, 2013. Our effective income tax rates for the six month periods ended November 2, 2014 and October 27, 2013 were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The income tax expense for the six month period ended November 2, 2014 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•
The income tax rate decreased by 6% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

•	The income tax rate increased by 4% for an increase in unrecognized tax benefits.

•	The income tax rate increased by 6.7% for stock-based compensation and other miscellaneous items.

The income tax expense for six month period ended October 27, 2013 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

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

•	The income tax rate increased 4% for an increase in unrecognized tax benefits.

•	The income tax rate was increased by 3.9% for stock-based compensation and other miscellaneous items.

Deferred Income Taxes

Valuation Allowance

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessment at November 2, 2014, we recorded a partial valuation allowance of $1.1 million, of which $666,000 pertained to certain U.S. state net operating loss carryforwards and credits and $456,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at October 27, 2013, we recorded a partial valuation allowance of $1.0 million, of which $722,000 pertained to certain U.S. state net operating loss carryforwards and credits and $315,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at April 27, 2014, we recorded a partial valuation allowance of $977,000, of which $666,000 pertained to certain U.S. state net operating loss carryforwards and credits and $311,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at November 2, 2014, October 27, 2013, and April 27, 2014, respectively.

The recorded valuation allowance of $1.1 million at November 2, 2014, has no effect on our operations, loan covenant compliance, or the possible realization of certain U.S. state net operating loss carryforwards and credits and our loss carryforwards associated with our Culp Europe operation located in Poland. If it is determined that it is more-likely-than-not that we will realize any of these deferred tax assets, an income tax benefit will be recognized at that time.

Undistributed Earnings

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Based on our assessment as of November 2, 2014, it is our intention not to permanently invest our undistributed earnings from our foreign subsidiaries. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At November 2, 2014, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $2.2 million, which included U.S. income and foreign withholding taxes totaling $30.6 million, offset by U.S. foreign income tax credits of $28.4 million. At October 27, 2013, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $7.1 million, which included U.S. income and foreign withholding taxes totaling $22.4 million, offset by U.S. foreign income tax credits of $15.3 million. At April 27, 2014, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $2.0 million, which included U.S. income and foreign withholding taxes totaling $28.1 million, offset by U.S. foreign income tax credits of $26.1 million.

We had accumulated earnings from our foreign subsidiaries totaling $78.9 million, $57.7 million, and $72.8 million at November 2, 2014, October 27, 2013, and April 27, 2014, respectively.

Overall

At November 2, 2014, the current deferred tax asset of $6.2 million represents $5.8 million and $428,000 from our operations located in the U.S. and China, respectively. At November 2, 2014, the non-current deferred tax asset of $508,000 pertains to our operations located in China. At November 2, 2014, the non-current deferred tax liability of $1.4 represents $886,000 and $509,000 from our operations located in Canada and the U.S., respectively.

At October 27, 2013, the current deferred tax asset of $7.8 million represents $7.4 million and $386,000 from our operations located in the U.S. and China, respectively. At October 27, 2013, the non-current deferred tax asset of $661,000 pertains to our operations located in China. At October 27, 2013, the non-current deferred tax liability of $5.0 million represents $4.1 million and $945,000 from operations located in the U.S. and Canada, respectively.

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

Uncertainty In Income Taxes

At November 2, 2014, we had a $14.1 million total gross unrecognized tax benefit, of which $4.0 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At October 27, 2013, we had a $13.5 million total gross unrecognized tax benefit, of which $4.1 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At April 27, 2014, we had a $13.7 million total gross unrecognized tax benefit, of which $4.0 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At November 2, 2014, we had a $14.1 million total gross unrecognized tax benefit, of which $10.1 million and $4.0 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At October 27, 2013, we had a $13.5 million total gross unrecognized tax benefit, of which $9.4 million and $4.1 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At April 27, 2014, we had $13.7 million of total gross unrecognized tax benefit, of which $9.7 million and $4.0 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets.

We estimate that the amount of gross unrecognized tax benefits will increase by approximately $905,000 for fiscal 2015. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

15.  Statutory Reserves

Our subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of November 2, 2014, the company’s statutory surplus reserve was $5.1 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Our subsidiaries located in China can transfer funds to the parent company with the exception of the statutory surplus reserve of $5.1 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

16.   Commitments and Contingencies

Chromatex Environmental Claim

A lawsuit was filed against us and other defendants (Chromatex, Inc., Rossville Industries, Inc., Rossville Companies, Inc. and Rossville Investments, Inc.) on February 5, 2008 in the United States District Court for the Middle District of Pennsylvania.  The plaintiffs are Alan Shulman, Stanley Siegel, Ruth Cherenson as Personal Representative of Estate of Alan Cherenson, and Adrienne Rolla and M.F. Rolla as Executors of the Estate of Joseph Byrnes.  The plaintiffs were partners in a general partnership that formerly owned a manufacturing plant in West Hazleton, Pennsylvania (the “Site”).  Approximately two years after this general partnership sold the Site to defendants Chromatex, Inc. and Rossville Industries, Inc., we leased and operated the Site as part of our Rossville/Chromatex division.  The lawsuit involved court judgments that were entered against the plaintiffs and against defendant Chromatex, Inc. requiring them to pay costs incurred by the United States Environmental Protection Agency (“USEPA”) responding to environmental contamination at the Site, in amounts approximating $14 million, plus unspecified future environmental costs. Neither USEPA nor any other governmental authority asserted any claim against us on account of these matters.  The plaintiffs sought contribution from us and other defendants declaring that the company and the other defendants were responsible for environmental response costs under environmental laws and certain agreements.  The plaintiffs also asserted that we tortiously interfered with contracts between them and other defendants in the case and diverted assets to prevent the plaintiffs from being paid monies owed to them.  We defended ourselves vigorously with regards to the matters described in this litigation.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the first quarter of fiscal 2014, the parties to this lawsuit reached a settlement of all matters, which required us to contribute cash to a global settlement fund. Consequently, we recorded a charge of $206,000 to other expense in the fiscal 2014 Consolidated Statement of Net Income. In the fourth quarter of fiscal 2014, we paid the $206,000 settlement amount. Subsequently, the settlement was reviewed by the government and during the first quarter of fiscal 2015 the court approved the final agreement by the parties involved. The lawsuit was dismissed on June 5, 2014.

Other Litigation

The company is involved in legal proceedings and claims which have arisen in the ordinary course of business. Management has determined that it is not reasonably possible that these actions, when ultimately concluded and settled, will have a material adverse effect upon the financial position, results of operations, or cash flows of the company.

Purchase Commitments

At November 2, 2014, October 27, 2013, and April 27, 2014, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $3.0 million, $1.6 million, and $3.4 million, respectively.

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

During the first half of fiscal 2015, we repurchased 43,014 shares of our common stock at a cost of $745,000. During the first half of fiscal 2014, we did not repurchase any shares of common stock.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18.  Dividend Program

During the first half of fiscal 2015, dividend payments totaled $6.1 million, of which $4.9 million represented a special cash dividend payment in the first quarter of $0.40 per share, and $1.2 million represented first and second quarter dividend payments of $0.05 per share.

During the first half of fiscal 2014, we paid first and second quarter dividend payments of $0.04 per share totaling $979,000.

On December 3, 2014, we announced that our board of directors approved a 20 percent increase in our quarterly cash dividend rate from $0.05 to $0.06 per share, commencing in the third quarter of fiscal 2015. This payment will be made on January 16, 2015, to shareholders of record as of January 2, 2015.

Future dividend payments are subject to board approval and may be adjusted at the board’s discretion as business needs or market conditions change.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934).  Such statements are inherently subject to risks and uncertainties.  Further, forward looking statements are intended to speak only as of the date on which they are made, and we disclaim any duty to update such statements.  Forward-looking statements are statements that include projections, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often but not always characterized by qualifying words such as “expect,” “believe,” “estimate,” “plan” and “project” and their derivatives, and include but are not limited to statements about expectations for our future operations, production levels, sales, profit margins, profitability, operating income, SG&A or other expenses, pre-tax income, earnings, cash flow, and other performance or liquidity measures, as well as any statements regarding future economic or industry trends or future developments. Factors that could influence the matters discussed in such statements include the level of housing starts and sales of existing homes, consumer confidence, trends in disposable income, and general economic conditions.  Decreases in these economic indicators could have a negative effect on our business and prospects.  Likewise, increases in interest rates, particularly home mortgage rates, and increases in consumer debt or the general rate of inflation, could affect us adversely. Changes in consumer tastes or preferences toward products not produced by us could erode demand for our products. Changes in the value of the U.S. dollar versus other currencies can affect our financial results because a significant portion of our operations are located outside the United States. Strengthening of the U.S. dollar against other currencies could make our products less competitive on the basis of price in markets outside the United States, and strengthening of currencies in Canada and China can have a negative impact on our sales of products produced in those places. Also, economic and political instability in international areas could affect our operations or sources of goods in those areas, as well as demand for our products in international markets. Further information about these factors, as well as other factors that could affect our future operations or financial results and the matters discussed in forward-looking statements, is included in Item 1A “Risk Factors” section in our Form 10-K filed with the Securities and Exchange Commission on July 11, 2014, for the fiscal year ended April 27, 2014.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes and other exhibits included elsewhere in this report.

General

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The six months ended November 2, 2014, and October 27, 2013, represent 27 and 26 week periods, respectively. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources and sells fabrics and mattress covers to bedding manufacturers. The upholstery fabrics segment manufactures, sources, and sells fabrics primarily to residential furniture manufacturers.

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

Executive Summary

Results of Operations

	Three Months Ended
(dollars in thousands)	November 2, 2014	October 27, 2013	% Change
Net sales	$73,991	$70,589	4.8%
Gross profit	12,278	12,235	0.4%
Gross profit margin	16.6%	17.3%	(4.0)%
SG&A expenses	7,379	7,200	2.5%
Income from operations	4,899	5,035	(2.7)%
Operating margin	6.6%	7.1%	(7.0)%
Income before income taxes	4,890	4,814	1.6%
Income taxes	1,889	1,718	10.0%
Net income	3,001	3,096	(3.1)%

	Six Months Ended
(dollars in thousands)	November 2, 2014	October 27, 2013	% Change
Net sales	$150,051	$140,730	6.6%
Gross profit	24,993	25,308	(1.2)%
Gross profit margin	16.7%	18.0%	(7.2)%
SG&A expenses	14,798	14,299	3.5%
Income from operations	10,195	11,009	(7.4)%
Operating margin	6.8%	7.8%	(12.8)%
Income before income taxes	10,349	10,349	-
Income taxes	4,003	4,023	(0.5)%
Net income	6,346	6,326	0.3%

Net Sales

Our net sales for the second quarter and first six months of fiscal 2015 increased as compared with the same periods a year ago. Our net sales were in line with our expectations, as we continued to experience favorable customer response to our designs and wide range of products in both our business segments. Our focused efforts on product innovation and creativity have been a strategic priority that has led to our net sales growth. In addition, our scalable and flexible manufacturing platform supports our ability to compete in a fashion-driven business that is always changing.

Another factor contributing to the increase in net sales for the first half of fiscal 2015, is the fact that the first six months of fiscal 2015 include 27 weeks compared to 26 weeks for the first six months of fiscal 2014.

Income Before Income Taxes

Although our net sales increased over last fiscal year as noted above, our income before income taxes was flat for the second quarter and the first six months of fiscal 2015 compared with the same periods a year ago. During the second quarter and first six months of fiscal 2015, our income from operations, gross profit margins and operating margins declined. These declines in profitability were due in part to short-term production challenges associated with our mattress fabrics segment caused by increased demand for premium mattress fabrics. Additionally, the profitability of our upholstery fabrics segment was affected by lower business volume and  profitability associated with our Culp Europe operation located in Poland, higher operational costs associated with our operations located in China, and product mix.

The decline in income from operations was partially offset by the decrease in other expense in the second quarter and first six months of fiscal 2015. This decrease in other expense is primarily due to more favorable foreign currency exchange rates associated with our operations located in China in the second quarter and first six months of fiscal 2015 compared with the same periods of fiscal 2014.

In addition, a non-recurring charge of $206,000 was recorded in the first quarter of fiscal 2014 for the settlement of litigation relating to environmental claims associated with a closed facility, and there was no comparable charge in the first half of fiscal 2015.

See the Segment Analysis section located in the Results of Operations for further details.

Liquidity

At November 2, 2014, our cash and cash equivalents and short-term investments totaled $35.3 million and exceeded our total debt (all of which  is classified in current maturities of long-term debt) of $2.2 million. We currently have one remaining annual $2.2 million principal payment due on our long-term debt in August 2015.

As of the end of the second quarter, our cash and cash equivalents and short-term investments remained flat compared to $35.6 million at April 27, 2014, despite spending during the first half of the year of $6.9 million on dividend payments and common stock repurchases, $5.1 million on capital expenditures, $2.7 million on payments on our long-term debt and lines of credit, and $1.1 million on long-term investment purchases associated with our Rabbi Trust that is partially funding our deferred compensation plan.

Our net cash provided by operating activities of $14.5 million, increased 54% compared with $9.4 million for the first six months of fiscal 2014. This increase is primarily due to improved inventory management in both our business segments.

Dividend Program

On December 3, 2014, we announced that our board of directors approved a 20 percent increase in our a quarterly cash dividend rate from $0.05 to $0.06 per share, commencing in the third quarter of fiscal 2015. The company has doubled its quarterly cash dividend since reinstating the dividend in June 2012.This payment will be made on January 16, 2015, to shareholders of record as of January 2, 2015.

During the first half of fiscal 2015, dividend payments totaled $6.1 million, of which $4.9 million represented a special cash dividend payment in the first quarter of $0.40 per share, and $1.2 million represented first and second quarter dividend payments of $0.05 per share.

During the first half of fiscal 2014, we paid first and second quarter dividend payments of $0.04 per share totaling $979,000.

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

During the first half of fiscal 2015, we repurchased 43,014 shares of our common stock at a cost of $745,000. During the first half of fiscal 2014, we did not repurchase any shares of common stock.

Since June 2011, we have returned a total of $27 million to shareholders in the form of regular quarterly and special dividend payments and common stock share repurchases.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended
(dollars in thousands)	November 2, 2014	October 27, 2013	% Change

Net sales	$43,038	$40,331	6.7%
Gross profit	7,324	7,322	-
Gross profit margin	17.0%	18.2%	(6.6)%
SG&A expenses	2,592	2,620	(1.1)%
Income from operations	4,733	4,702	0.7%
Operating margin	11.0%	11.7%	(6.0)%

	Six Months Ended
(dollars in thousands)	November 2, 2014	October 27, 2013	% Change

Net sales	$85,860	$78,494	9.4%
Gross profit	14,527	14,713	(1.3)%
Gross profit margin	16.9%	18.7%	(9.6)%
SG&A expenses	5,166	4,994	3.4%
Income from operations	9,361	9,719	(3.7)%
Operating margin	10.9%	12.4%	(12.1)%

Net Sales

Our mattress fabrics net sales for the second quarter and first six months of fiscal 2015 increased as compared with the same periods a year ago. These results reflect our ability to meet the growing demands of our customers with a diverse product offering across most price points. Our strategic focus on design creativity has been a critical factor driving our net sales growth. As the mattress industry has shifted to more fashionable and decorative designs we have further enhanced our design capabilities. We believe we are well positioned to capitalize on the growing demands of our customers and any changes in design trends. Our scalable manufacturing platform and reactive capacity supports our ability to deliver a diverse product mix in line with changing consummer demand.

Another factor contributing to the increase in net sales for the first half of fiscal 2015 is the fact that the first six months of fiscal 2015 include 27 weeks compared to 26 weeks for the first six months of fiscal 2014.

Gross Profit and Operating Income

Although our net sales increased over last fiscal year as noted above, our income from operations has remained  flat for the second quarter and declined for the first six months of fiscal 2015. Also, our gross profit margins and operating margins declined. With the beginning of the third quarter of fiscal 2014, we have experienced increased demand for premium decorative mattress fabrics, which have amplified our production complexity. As expected, we have had short-term production challenges related to this growth. In order to meet our customer delivery commitments, we have incurred additional overtime expenses that have affected our profitability. We have also utilized contract suppliers at a higher cost to ensure we could meet this higher demand.

Although we have experienced declines in our operating margins in the second quarter and first six months of fiscal 2015 as compared to the same periods a year ago, our operating margins have sequentially improved each quarter since the third quarter of fiscal 2014. Our operating margins were 11.0%, 10.8%, 10.3%, and 8.6% for the second quarter of fiscal 2015, first quarter of fiscal 2015, fourth quarter of fiscal 2014, and third quarter of fiscal 2014, respectively.

We are well underway with our previously announced $9.5 million expansion plan to increase our production capacity, add finishing capabilities, and improve our overall efficiency and throughput. As we have continued to work through this construction phase, we have experienced some typical disruptions and space constraints as we move equipment and people to accommodate this build-out. This ongoing activity has required additional overtime hours to meet our production schedules. Currently, we expect to complete our expansion plan in the second half of fiscal 2015. Upon completion of our expansion plan, we believe our gross profit and operation margins will improve during the second half of fiscal 2015.

During fiscal 2015, we continued to make progress with the efficiency of our mattress cover operation.  With this addition, we are a fully integrated supplier of all product categories in mattress fabrics. We believe this operation will continue to show steady growth and make a positive contribution to our business.

Segment assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, goodwill, a non-compete agreement and customer relationships associated with an acquisition.

(dollars in thousands)	November 2, 2014	October 27, 2013	April 27, 2014
Accounts receivable and inventory	$35,406	$37,372	$36,229

Property, plant & equipment	30,938	28,307	29,040

Goodwill	11,462	11,462	11,462

Non-compete agreement	1,017	1,055	1,041

Customer Relationships	791	842	817

Accounts Receivable & Inventory

As of November 2, 2014, accounts receivable and inventory for this segment decreased $2.0 million, or 5%, compared with October 27, 2013. This decrease is primarily due to a decrease of $3.0 million, or 12%, in this segment’s inventory due to improved inventory management. The decrease in inventory was partially offset by an increase of $1.0 million, or 9%, in this segment’s accounts receivable balance. The increase in the accounts receivable balance reflects a 7% increase in net sales in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014.

As of November 2, 2014, accounts receivable and inventory for this segment decreased 2% compared with April 27, 2014. This decrease reflects a 1.4% decrease in net sales in the second quarter of fiscal 2015 compared to the fourth quarter of fiscal 2014.

Property, Plant & Equipment

The $30.9 million at November 2, 2014, represents property, plant and equipment of $22.2 million and $8.7 million located in the U.S. and Canada, respectively. The $28.3 million at October 27, 2013, represents property, plant, and equipment of $20.5 million and $7.8 million located in the U.S. and Canada, respectively. The $29.0 million at April 27, 2014, represents property, plant, and equipment of $20.6 million and $8.4 million located in the U.S. and Canada, respectively.

The increase in property, plant, and equipment for this segment is primarily due to the $9.5 million expansion plan noted above, offset by depreciation expense.

Upholstery Fabrics Segment

Net Sales

	Three Months Ended

(dollars in thousands)	November 2, 2014		October 27, 2013		% Change

Non U.S. Produced	$28,563	92%	$27,540	91%	3.7%

U.S. Produced	2,390	8%	2,718	9%	(12.1)%

Total	$30,953	100%	$30,258	100%	2.3%

	Six Months Ended

(dollars in thousands)	November 2, 2014		October 27, 2013		% Change

Non U.S. Produced	$59,019	92%	$57,526	92%	2.6%

U.S. Produced	5,172	8%	4,710	8%	9.8%

Total	$64,191	100%	$62,236	100%	3.1%

Our net sales for the second quarter and first six months of fiscal 2015 increased as compared with the same periods a year ago. Our designs and focused efforts on product innovation have been a key factor to our net sales growth. Notably, we increased our sales of cut and sewn kits in the second quarter and first six months of fiscal 2015, reflecting increased demand for this product category.

We are also diversifying our customer base, as a result of our marketing strategies to target additional end-user markets for upholstery fabrics, including the hospitality market and the lifestyle retail category. Our 100% owned China platform supports our marketing efforts and allows us to quickly adapt to changing market trends and consumer style preferences at different price points. Our China produced fabrics accounted for 92% of our upholstery fabric net sales during the second quarter and first six months of fiscal 2015.

Another factor contributing to the increase in  net sales for the first six months of fiscal 2015 is the fact that the first six months of fiscal 2015 include 27 weeks compared to 26 weeks for the first six months of fiscal 2014.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

	Three Months Ended
(dollars in thousands)	November 2, 2014	October 27, 2013	% Change

Gross profit	$4,954	$4,913	0.8%

Gross profit margin	16.0%	16.2%	(1.2)%

SG&A expenses	3,285	3,170	3.6%

Income from operations	1,668	1,743	(4.3)%

Operating margin	5.4%	5.8%	(6.9)%

	Six Months Ended
(dollars in thousands)	November 2, 2014	October 27, 2013	% Change

Gross profit	$10,466	$10,595	(1.2)%

Gross profit margin	16.3%	17.0%	(4.1)%

SG&A expenses	6,737	6,436	4.7%

Income from operations	3,729	4,159	(10.3)%

Operating margin	5.8%	6.7%	(13.4)%

Although our net sales increased over last fiscal year as noted above, our income from operations and gross profit margins and operating margins declined. Our profitability was affected by lower business volume and  profitability associated with our Culp Europe operation located in Poland, higher operational costs associated with our operations located in China, and product mix.

As previously announced, our sales from Culp Europe have not met our expectations, primarily as a result of the ongoing economic concerns in Europe. After considerable review, we have decided to phase out the finished goods warehouse and distribution facility located in Poznan, Poland. As a result, we incurred a charge of approximately $200,000 for closing related costs during the second quarter. We expect minimal operating expenses going forward, as this closure is expected to be completed by the end of the third quarter of fiscal 2015. We intend to continue to sell upholstery fabric into the European market and we are assessing the best strategy for taking advantage of this market’s opportunities as economic conditions improve.

Our income from operations and operating margins are expected to be affected in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014, as we experienced exceptionally strong customer demand from customers who anticipated longer lead times due to the Chinese New Year holiday that occurred late in the third quarter of fiscal 2014. In fiscal 2015, the Chinese New Year holiday is during mid-February, therefore potentially causing some customer demand to be shifted from the third quarter to the fourth quarter of fiscal 2015. Additionally, as we previously discussed, we are experiencing higher operating costs associated with our China operations.

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant, and equipment.

(dollars in thousands)	November 2, 2014	October 27, 2013	April 27, 2014
Accounts receivable and inventory	$27,867	$32,447	$31,854

Property, plant & equipment	1,578	1,612	1,573

Accounts Receivable & Inventory

As of November 2, 2014, accounts receivable and inventory for this segment decreased $4.6 million, or 14%, compared with October 27, 2013. This decrease is primarily due to a decrease of $3.6 million, or 18%, in this segment’s inventory due to improved inventory management and the reduction of inventory associated with our Culp Europe operation located in Poland. Also, this segment’s accounts receivable balance decreased $1.0 million, or 8%. The decrease in the accounts receivable balance reflects increased net sales with certain customers with discounted payment terms.

As of November 2, 2014, accounts receivable and inventory for this segment decreased $4.0 million, or 13% compared with April 27, 2014. This decrease is primarily due to a decrease of $2.9 million, or 15%, in this segment’s inventory due to improved inventory management and the reduction of inventory associated with our Culp Europe operation located in Poland. Also, this segment’s accounts receivable balance decreased $1.1 million, or 9%. The decrease in the accounts receivable balance reflects increased net sales with certain customers with discounted payment terms.

Property, Plant & Equipment

The $1.6 million at November 2, 2014, represents property, plant, and equipment of $977 and $601 located in the U.S. and China, respectively. The $1.6 million at October 27, 2013, represents property, plant, and equipment located in the U.S. of $1.1 million, located in China of $464, and located in Poland of $49. The $1.6 million at April 27, 2014, represents property, plant, and equipment located in the U.S. of $957, located in China of $572, and located in Poland of $44.

Other Income Statement Categories

Selling, General and Administrative Expenses

SG&A expenses for the company as a whole were $7.4 million in the second quarter of fiscal 2015 compared to $7.2 million in the second quarter of fiscal 2014. As a percent of net sales, SG&A expenses were 10.0% in the second quarter of fiscal 2015 compared with 10.2% in the second quarter of fiscal 2014.

SG&A expenses for the company as a whole were $14.8 million for the first six months of fiscal 2015 compared to $14.3 million for the first six months of fiscal 2014. This increase is primarily due to the fact that the first six months of fiscal 2015 includes 27 weeks compared with 26 weeks for the first six months of fiscal 2014. As a percent of net sales, SG&A expenses were 9.9% for the first six months of fiscal 2015 compared with 10.2% for the first six months of fiscal 2014.

Interest Expense

There was no interest expense for the second quarter of fiscal 2015 compared to $99,000 for the second quarter of fiscal 2014. Interest expense was $67,000 for the first six months of fiscal 2015 compared with $239,000 for the first six months of fiscal 2014.

These trends primarily reflect lower outstanding balances of long-term debt. Also, interest expense was reduced by interest costs of $52,000 and $82,000 for the mattress fabric expansion plan that were capitalized during the second quarter and the first six months of fiscal 2015, respectively. These interest costs will be depreciated over the related assets’ useful lives. No interest costs were capitalized during fiscal 2014.

Interest Income

Interest income was $153,000 for the second quarter of fiscal 2015 compared to $102,000 for the second quarter of fiscal 2014. Interest income was $294,000 for the first six months of fiscal 2015 compared to $195,000 for the first six months of fiscal 2014.

These increases reflect higher cash and cash equivalent and short-term investment balances held with our foreign subsidiaries during the second quarter and first six months of fiscal 2015 compared to the prior year. Cash and cash equivalents and short-term investment balances held by our foreign subsidiaries earn higher interest rates as compared to our cash and cash equivalents and short-term investment balances held in the United States.

Other Expense

Other expense for the second quarter of fiscal 2015 was $162,000 compared to $224,000 during the second quarter of fiscal 2014. Other expense for the first six months of fiscal 2015 was $73,000 compared with the $616,000 for the first six months of fiscal 2014.

This improvement is primarily due to more favorable foreign currency exchange rates associated with our operations located in China in the second quarter and first six months of fiscal 2015 compared with the second quarter and first six months of fiscal 2014.

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

In addition, a non-recurring charge of $206,000 was recorded in the first quarter of fiscal 2014 for the settlement of litigation relating to environmental claims associated with a closed facility, and there was no comparable charge in the first half of fiscal 2015.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $4.0 million, or 38.7% of income before income tax expense, for the six month period ended November 2, 2014, compared to income tax expense of $4.0 million, or 38.9% of income before income tax expense, for the six month period ended October 27, 2013. Our effective income tax rates for the six month periods ended November 2, 2014 and October 27, 2013 were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The income tax expense for the six month period ended November 2, 2014 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

•
The income tax rate decreased by 6% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

•	The income tax rate increased by 4% for an increase in unrecognized tax benefits.

•	The income tax rate increased by 6.7% for stock-based compensation and other miscellaneous items.

The income tax expense for six month period ended October 27, 2013 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

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

•	The income tax rate increased 4% for an increase in unrecognized tax benefits.

•	The income tax rate was increased by 3.9% for stock-based compensation and other miscellaneous items.

Deferred Income Taxes

Valuation Allowance

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessment at November 2, 2014, we recorded a partial valuation allowance of $1.1 million, of which $666,000 pertained to certain U.S. state net operating loss carryforwards and credits and $456,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at October 27, 2013, we recorded a partial valuation allowance of $1.0 million, of which $722,000 pertained to certain U.S. state net operating loss carryforwards and credits and $315,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at April 27, 2014, we recorded a partial valuation allowance of $977,000, of which $666,000 pertained to certain U.S. state net operating loss carryforwards and credits and $311,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at November 2, 2014, October 27, 2013, and April 27, 2014, respectively.

The recorded valuation allowance of $1.1 million at November 2, 2014, has no effect on our operations, loan covenant compliance, or the possible realization of certain U.S. state net operating loss carryforwards and credits and our loss carryforwards associated with our Culp Europe operation located in Poland. If it is determined that it is more-likely-than-not that we will realize any of these deferred tax assets, an income tax benefit will be recognized at that time.

Undistributed Earnings

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Based on our assessment as of November 2, 2014, it is our intention not to permanently invest our undistributed earnings from our foreign subsidiaries. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

At November 2, 2014, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $2.2 million, which included U.S. income and foreign withholding taxes totaling $30.6 million, offset by U.S. foreign income tax credits of $28.4 million. At October 27, 2013, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $7.1 million, which included U.S. income and foreign withholding taxes totaling $22.4 million, offset by U.S. foreign income tax credits of $15.3 million. At April 27, 2014, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $2.0 million, which included U.S. income and foreign withholding taxes totaling $28.1 million, offset by U.S. foreign income tax credits of $26.1 million.

We had accumulated earnings from our foreign subsidiaries totaling $78.9 million, $57.7 million, and $72.8 million at November 2, 2014, October 27, 2013, and April 27, 2014, respectively.

Uncertainty In Income Taxes

At November 2, 2014, we had a $14.1 million total gross unrecognized tax benefit, of which $4.0 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At October 27, 2013, we had a $13.5 million total gross unrecognized tax benefit, of which $4.1 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At April 27, 2014, we had a $13.7 million total gross unrecognized tax benefit, of which $4.0 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods.

At November 2, 2014, we had a $14.1 million total gross unrecognized tax benefit, of which $10.1 million and $4.0 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At October 27, 2013, we had a $13.5 million total gross unrecognized tax benefit, of which $9.4 million and $4.1 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At April 27, 2014, we had $13.7 million of total gross unrecognized tax benefit, of which $9.7 million and $4.0 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets.

We estimate that the amount of gross unrecognized tax benefits will increase by approximately $905,000 for fiscal 2015. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

Income Taxes Paid

We reported income tax expense of $4.0 million in both the first half of fiscal 2015 and the first half of fiscal 2014. Currently, we are not paying income taxes in the United States due to our loss carryforwards that totaled $45.7 million at April 27, 2014. However, we did have income tax payments of $1.9 million and $1.5 million in the first half of fiscal 2015 and first half of fiscal 2014, respectively. Our income tax payments are associated with our subsidiaries located in China and Canada.

Liquidity and Capital Resources

Liquidity

At the end of the second quarter, our sources of liquidity include cash and cash equivalents, short-term investments, cash flow from operations, and amounts available under our unsecured revolving credit lines. These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our present cash and cash equivalents and short-term investment balance of $35.3 million at November 2, 2014, cash flow from operations, and the current availability under our unsecured revolving credit lines will be sufficient to fund our foreseeable business needs and contractual obligations.

At November 2, 2014, our cash and cash equivalents and short-term investments totaling  $35.3 million represented $17.4 million associated with our operations located in China, $12.2 million associated with our operations located in Canada, $5.7 million associated with our operations located in the United States, and $40,000 associated without operations located in Poland.

At November 2, 2014, our cash and cash equivalents and short-term investments totaled $35.3 million and exceeded our total debt (all of which is classified in current maturities of long-term debt) of $2.2 million. We currently have one remaining annual $2.2 million principal payment on our long-term debt due in August 2015.

Our cash and cash equivalents and short-term investments remained flat compared to $35.6 million at April 27, 2014, despite spending during the first half of the year of $6.9 million on dividend payments and common stock repurchases, $5.1 million on capital expenditures, $2.7 million on payments on our long-term debt and lines of credit, and $1.1 million on long-term investment purchases associated with our Rabbi Trust that is partially funding our deferred compensation plan.

Our net cash provided by operating activities of $14.5 million, increased 54% compared with $9.4 million for the first six months of fiscal 2014. This increase is primarily due to improved inventory management in both our business segments.

Our cash and cash equivalents and short-term investment balance may be adversely affected by factors beyond our control, such as weakening industry demand and delays in receipt of payment on accounts receivable.

Dividend Program

On December 3, 2014, we announced that our board of directors approved a 20 percent increase in our quarterly cash dividend rate from $0.05 to $0.06 per share, commencing in the third quarter of fiscal 2015. The company has doubled its quarterly cash dividend since reinstating the dividend in June 2012. This payment will be made on January 16, 2015, to shareholders of record as of January 2, 2015.

During the first half of fiscal 2015, dividend payments totaled $6.1 million, of which $4.9 million represented a special cash dividend payment in the first quarter of $0.40 per share, and $1.2 million represented first and second quarter dividend payments of $0.05 per share.

During the first half of fiscal 2014, we paid first and second quarter dividend payments of $0.04 per share totaling $979,000.

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

During the first half of fiscal 2015, we repurchased 43,014 shares of our common stock at a cost of $745,000. During the first half of fiscal 2014, we did not repurchase any shares of common stock.

Since June 2011, we have returned a total of $27 million to shareholders in the form of regular quarterly and special dividend payments and common stock share repurchases.

Working Capital

Accounts receivable at November 2, 2014, were $25.0 million and remained flat as compared with $24.9 million at October 27, 2013. Accounts receivable remained flat despite an increase in net sales of 4.8% in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014, as days’ sales outstanding improved to 31 days from 32 days for the same year over year period.

Inventories as of November 2, 2014, were $38.2 million, a decrease of $6.7 million, or 15%, compared with $44.9 million at October 27, 2013. This decrease reflects improved inventory management by both of our business segments and the reduction of inventory associated with our Culp Europe operation located in Poland. Inventory turns improved to 6.4 for the second quarter of fiscal 2015 from 5.4 for the second quarter of fiscal 2014.

Accounts payable-trade as of November 2, 2014, were $25.4 million, a decrease of $3.1 million, or 11%, compared with $28.5 million at October 27, 2013. This decrease primarily reflects the decrease in inventory noted above.

Operating working capital (comprised of accounts receivable and inventories, less accounts payable-trade and accounts payable-capital expenditures) was $37.6 million at November 2, 2014 compared with $41.2 million at October 27, 2013. Operating working capital turnover was 7.2 during the second quarter of fiscal 2015 compared with 7.1 during the second quarter of fiscal 2014.

Financing Arrangements

Unsecured Term Notes

We entered into a note agreement dated August 11, 2008 that provided for the issuance of $11.0 million of unsecured term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The remaining principal payments are payable over an average term of 0.8 years through August 11, 2015. Any principal pre-payments would be assessed a penalty as defined in the agreement. The agreement contains customary financial and other covenants as defined in the agreement. As of November 2, 2014, we have one remaining annual payment of $2.2 million due on August 11, 2015.

Revolving Credit Agreement – United States

We have an unsecured credit agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) that provides for an unsecured revolving loan commitment of $10.0 million to be used to finance working capital and general corporate purposes. The amount of borrowings that are outstanding under the credit agreement with Culp Europe noted below decrease the $10.0 million available. Interest is charged at a rate (applicable interest rate of 1.76%, 1.77%, and 1.75% at November 2, 2014, October 27, 2013, and April 27, 2014, respectively) equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement. The credit agreement contains customary financial and other covenants as defined in the agreement and expires on August 31, 2015.

At November 2, 2014, October 27, 2013, and April 27, 2014, there was a $195,000 outstanding letter of credit (all of which related to workers compensation). At November 2, 2014, October 27, 2013, and April 27, 2014, there were no borrowings outstanding under the agreement.

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit of up to 40 million RMB (approximately $6.5 million USD at November 2, 2014), expiring on May 9, 2015. This agreement has an interest rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of November 2, 2014, October 27, 2013 and April 27, 2014.

Revolving Credit Agreement – Europe

As of April 27, 2014, we had an unsecured credit agreement with Wells Fargo that incurred interest at WIBOR (Warsaw Interbank Offered Rate) plus 2% (applicable interest rate of 4.38% at April 27, 2014). There were $586,000 (1.8 million Polish Zloty) in borrowings outstanding under the agreement at April 27, 2014.

Effective May 2, 2014, we converted our 1.8 million Polish Zloty denominated borrowings under the credit agreement to EURO denominated borrowings totaling €424,000 ($569,000 USD). In addition, the applicable interest rate was converted to EURO LIBOR plus 2% (applicable interest rate of 2.2% at November 2, 2014).

At November 2, 2014, no borrowings were outstanding under this agreement, as the outstanding balance was paid in full during the second quarter of fiscal 2015.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At November 2, 2014, the company was in compliance with these financial covenants.

Capital Expenditures and Depreciation

Capital expenditures on a cash basis were $5.1 million for the first six months of fiscal 2015 compared with $1.9 million for the first six months of fiscal 2014. Capital expenditures for the first six months of fiscal 2015 and 2014 were primarily related to our mattress fabrics segment.

We acquired equipment for our mattress fabrics segment totaling $890,000 in connection with the May 2013 Bodet & Horst asset purchase agreement during the first quarter of fiscal 2014.

Depreciation expense was $2.8 million and $2.6 million for the first six months of fiscal 2015 and 2014, respectively. Depreciation expense for the first six months of fiscal 2015 and 2014, primarily related to the mattress fabrics segment.

For fiscal 2015, we currently expect capital expenditures to be approximately $10.0 million compared with $5.3 million in fiscal 2014 and $4.5 million in fiscal 2013. Planned capital expenditures for fiscal 2015 primarily relate to our previously announced mattress fabrics segment expansion plan. For fiscal 2015, depreciation expense is projected to be $6.0 million, which primarily relates to the mattress fabrics segment.

These are management’s current expectations only, and changes in our business needs could cause changes in plans for capital expenditures and expectations for related depreciation expense.

Critical Accounting Policies and Recent Accounting Developments

As November 2, 2014, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended April 27, 2014.

Refer to Note 2 located in the notes to the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended April 27, 2014.

Contractual Obligations

As of November 2, 2014, there were no significant or new contractual obligations from those reported in our annual report on Form 10-K for the year ended April 27, 2014.

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

At November 2, 2014, our U.S. revolving credit agreement had an interest rate equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. Our revolving credit line associated with our operation located in Poland bears interest at the EURO LIBOR plus 2%. At November 2, 2014, there were no borrowings outstanding under any of our revolving credit lines.

We are not exposed to market risk from changes in interest rates on our long-term debt. Our unsecured term notes have a fixed interest rate of 8.01%.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in China, Canada, and Poland. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and Poland, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates at November 2, 2014, would not have had a significant impact on our results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of November 2, 2014, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended November 2, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended November 2, 2014. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 11, 2014 for the fiscal year ended April 27, 2014.

Item 1A.  Risk Factors

There have not been any material changes to our risk factors during the three months ended November 2, 2014. Our risk factors are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 11, 2014 for the fiscal year ended April 27, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 4, 2014 to September 7, 2014	801	$17.21	801	$4,430,205
September 8, 2014 to October 5, 2014	6,889	17.50	6,889	$4,309,677
October 6, 2014 to November 2, 2014	3,055	17.49	3,055	$4,256,235
Total	10,745	$17.47	10,745	$4,256,235

(1)	On February 25, 2014, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock.

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

CULP, INC.
(Registrant)

Date: December 12, 2014	By:	/s/ Kenneth R. Bowling
Kenneth R. Bowling
Vice President and Chief Financial Officer
(Authorized to sign on behalf of the registrant and also signing as principal financial officer)

	By:	/s/ Thomas B. Gallagher, Jr.
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