Form 10-Q
period 2015-02-01
CULP INC
filed 2015-03-13
CIK 723603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 1, 2015
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ YES     NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding at February 1, 2015:  12,219,121
Par Value: $0.05 per share

INDEX TO FORM 10-Q
For the period ended February 1, 2015

Item 1: Financial Statements

CULP, INC.
CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 1, 2015, AND JANUARY 26, 2014
UNAUDITED
(Amounts in Thousands, Except for Per Share Data)

	THREE MONTHS ENDED

	February 1,	January 26,
	2015	2014

Net sales	$81,269	72,389
Cost of sales	66,867	60,552
Gross profit	14,402	11,837

Selling, general and
administrative expenses	8,375	7,041
Income from operations	6,027	4,796

Interest expense	-	91
Interest income	(202)	(148)
Other expense	307	279
Income before income taxes	5,922	4,574

Income taxes	2,110	(3,807)
Net income	$3,812	8,381

Net income per share, basic	$0.31	0.69
Net income per share, diluted	0.31	0.68
Average shares outstanding, basic	12,219	12,188
Average shares outstanding, diluted	12,417	12,405

	NINE MONTHS ENDED

	February 1,	January 26,
	2015	2014

Net sales	$231,320	213,119
Cost of sales	191,925	175,974
Gross profit	39,395	37,145

Selling, general and
administrative expenses	23,173	21,340
Income from operations	16,222	15,805

Interest expense	50	330
Interest income	(478)	(343)
Other expense	380	895
Income before income taxes	16,270	14,923

Income taxes	6,113	216
Net income	$10,157	14,707

Net income per share, basic	$0.83	1.21
Net income per share, diluted	0.82	1.19
Average shares outstanding, basic	12,216	12,173
Average shares outstanding, diluted	12,410	12,405

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 1, 2015, AND JANUARY 26, 2014
(UNAUDITED)

	THREE MONTHS ENDED

	February 1,	January 26,
	2015	2014

Net income	$3,812	$8,381

Other comprehensive gain (loss)

Unrealized gains (losses) on investments	22	(14)

Total other comprehensive gain (loss)	22	(14)

Comprehensive income	$3,834	$8,367

	NINE MONTHS ENDED

	February 1,	January 26,
	2015	2014

Net income	$10,157	$14,707

Other comprehensive loss

Unrealized losses on investments	(6)	(128)

Total other comprehensive loss	(6)	(128)

Comprehensive income	$10,151	$14,579

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED BALANCE SHEETS
FEBRUARY 1, 2015, JANUARY 26, 2014, AND APRIL 27, 2014
UNAUDITED
(Amounts in Thousands)

	February 1,	January 26,	* April 27,
	2015	2014	2014

Current assets:
Cash and cash equivalents	$28,772	23,293	29,303
Short-term investments	8,384	7,077	6,294
Accounts receivable, net	30,774	26,392	27,409
Inventories	38,013	43,687	40,674
Deferred income taxes	6,995	7,503	6,230
Income taxes receivable	104	-	121
Other current assets	2,992	2,999	2,344
Total current assets	116,034	110,951	112,375

Property, plant and equipment, net	35,269	30,115	31,376
Goodwill	11,462	11,462	11,462
Deferred income taxes	482	1,227	2,040
Long-term investments	2,063	-	765
Other assets	2,505	2,923	2,917

Total assets	$167,815	156,678	160,935

Current liabilities:
Current maturities of long-term debt	$2,200	2,200	2,200
Accounts payable-trade	28,644	25,187	26,686
Accounts payable - capital expenditures	772	235	277
Accrued expenses	9,954	11,812	9,181
Income taxes payable - current	325	130	442
Total current liabilities	41,895	39,564	38,786

Income taxes payable - long-term	3,630	3,953	3,962
Deferred income taxes	3,384	945	1,013
Line of credit	-	573	586
Deferred compensation	3,934	-	2,644
Long-term debt, less current maturities	-	2,200	2,200

Total liabilities	52,843	47,235	49,191

Commitments and Contingencies (Note 16)

Shareholders' equity
Preferred stock, $0.05 par value, authorized
10,000,000	-	-	-
Common stock, $0.05 par value, authorized
40,000,000 shares, issued and outstanding
12,219,121 at February 1, 2015; 12,250,030
at January 26, 2014; and 12,250,030 at
April 27, 2014	611	612	612
Capital contributed in excess of par value	42,856	42,773	42,932
Accumulated earnings	71,571	66,132	68,260
Accumulated other comprehensive loss	(66)	(74)	(60)
Total shareholders' equity	114,972	109,443	111,744

Total liabilities and shareholders' equity	$167,815	156,678	160,935

* Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 1, 2015, AND JANUARY 26, 2014
UNAUDITED
(Amounts in Thousands)

	NINE MONTHS ENDED

	February 1,	January 26,
	2015	2014

Cash flows from operating activities:
Net income	$10,157	14,707
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	4,244	3,964
Amortization of other assets	140	123
Stock-based compensation	482	551
Excess tax benefit related to stock-based compensation	(110)	(143)
Deferred income taxes	3,274	(2,255)
Gain on sale of equipment	(74)	(108)
Foreign currency exchange (gains) losses	(6)	353
Changes in assets and liabilities, net of effects of acquisition of assets:
Accounts receivable	(3,455)	(2,844)
Inventories	2,536	(5,081)
Other current assets	(739)	(882)
Other assets	(30)	(53)
Accounts payable - trade	2,267	2,487
Accrued expenses and deferred compensation	2,121	13
Income taxes	(108)	162
Net cash provided by operating activities	20,699	10,994

Cash flows from investing activities:
Capital expenditures	(8,185)	(2,656)
Net cash paid for acquistion of assets	-	(2,640)
Proceeds from the sale of equipment	625	188
Proceeds from life insurance policies	320	-
Payments on life insurance policies	(18)	(30)
Proceeds from the sale of short-term investments	1,628	-
Purchase of short-term investments	(3,719)	(1,916)
Purchase of long-term investments	(1,298)	-
Net cash used in investing activities	(10,647)	(7,054)

Cash flows from financing activities:
Payments on lines of credit	(538)	-
Payments on long-term debt	(2,200)	(2,200)
Proceeds from common stock issued	94	194
Common stock shares repurchased	(745)	-
Dividends paid	(6,846)	(1,592)
Debt issuance costs	-	(62)
Excess tax benefit related to stock-based compensation	110	143
Net cash used in financing activities	(10,125)	(3,517)

Effect of exchange rate changes on cash and cash equivalents	(458)	(660)

Decrease in cash and cash equivalents	(531)	(237)

Cash and cash equivalents at beginning of period	29,303	23,530

Cash and cash equivalents at end of period	$28,772	23,293

See accompanying notes to consolidated financial statements.

CULP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED
(Dollars in thousands, except share data)

			Capital		Accumulated
			Contributed		Other	Total
	Common Stock		in Excess	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	of Par Value	Earnings	Income (Loss)	Equity
Balance, April 28, 2013	12,224,894	$611	41,901	53,017	54	$95,583
Net income	-	-	-	17,447	-	17,447
Stock-based compensation	-	-	710	-	-	710
Unrealized loss on investments	-	-	-	-	(114)	(114)
Excess tax benefit related to stock
based compensation	-	-	143	-	-	143
Fully vested common stock award	3,000	-	-	-	-	-
Common stock issued in connection					.
with exercise of stock options	23,125	1	193	-	-	194
Common stock surrendered for
withholding taxes payable	(989)	-	(15)	-	-	(15)
Dividends paid	-	-	-	(2,204)	-	(2,204)
Balance, April 27, 2014 *	12,250,030	612	42,932	68,260	(60)	111,744
Net income	-	-	-	10,157	-	10,157
Stock-based compensation	-	-	482	-	-	482
Unrealized loss on investments	-	-	-	-	(6)	(6)
Excess tax benefit related to stock
based compensation	-	-	110	-	-	110
Common stock repurchased	(43,014)	(2)	(743)			(745)
Fully vested common stock award	3,000	-	-	-	-	-
Common stock issued in connection
with exercise of stock options	10,100	1	93			94
Common stock surrendered for
withholding taxes payable	(995)	-	(18)	-	-	(18)
Dividends paid	-		-	(6,846)	-	(6,846)
Balance, February 1, 2015	12,219,121	$611	42,856	71,571	(66)	$114,972

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

The company’s nine months ended February 1, 2015 and January 26, 2014, represent 40 and 39 week periods, respectively.

2. Significant Accounting Policies

As of February 1, 2015, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year then ended April 27, 2014.

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

4.  Stock-Based Compensation

Incentive Stock Option Awards

We did not grant any incentive stock option awards through the third quarter of fiscal 2015.

At February 1, 2015, options to purchase 140,100 shares of common stock were outstanding and exercisable, had a weighted average exercise price of $6.49 per share, and a weighted average contractual term of 3.0 years. At February 1, 2015, the aggregate intrinsic value for options outstanding and exercisable was $1.9 million.

The aggregate intrinsic value for options exercised for the nine months ending February 1, 2015 and January 26, 2014, was $87,000 and $224,000, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At February 1, 2015, there were no unvested incentive stock option awards. Therefore, there was no unrecognized compensation cost related to incentive stock option awards at February 1, 2015.

No compensation expense was recorded on incentive stock options for the nine months ended February 1, 2015. We recorded $10,000 of compensation expense on incentive stock option grants within selling, general, and administrative expense for the nine months ended January 26, 2014.

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

We recorded $54,000 and $57,000 of compensation expense within selling, general, and administrative expense for these common stock awards for the nine month periods ending February 1, 2015, and January 26, 2014, respectively.

Time Vested Restricted Stock Awards

We did not grant any time vested restricted stock awards through the third quarter of fiscal 2015.

We recorded $4,000 and $52,000 of compensation expense within selling, general, and administrative expense for time vested restricted stock awards for the nine month periods ending February 1, 2015, and January 26, 2014, respectively.

At February 1, 2015, there were no outstanding and unvested shares of time vested restricted stock. Therefore, there was no unrecognized compensation cost related to time vested restricted stock awards at February 1, 2015.

During the nine month period ended February 1, 2015, 61,667 shares of time vested restricted stock vested and had a weighted average fair value of $257,000 or $4.17 per share. During the nine month period ended January 26, 2014, 61,667 shares of time vested restricted stock vested and had a weighted average fair value of $249,000 or $4.04 per share.

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

Overall

The company recorded compensation expense of $424,000 and $432,000 within selling, general, and administrative expense for performance based restricted stock units for the nine month periods ending February 1, 2015 and January 26, 2014, respectively. Compensation cost is recorded based on an assessment each reporting period of the probability if certain performance goals will be met during the vesting period. If performance goals are not probable of occurrence, no compensation cost will be recognized and any recognized compensation cost would be reversed.

As of February 1, 2015, the remaining unrecognized compensation cost related to the performance based restricted stock units was $946,000, which is expected to be recognized over a weighted average vesting period of 1.9 years.

5.  Accounts Receivable

A summary of accounts receivable follows:

(dollars in thousands)	February 1, 2015	January 26, 2014	April 27, 2014
Customers	$31,952	$27,424	$28,461
Allowance for doubtful accounts	(449)	(484)	(573)
Reserve for returns and allowances and discounts	(729)	(548)	(479)
	$30,774	$26,392	$27,409

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the activity in the allowance for doubtful accounts follows:

	Nine months ended
(dollars in thousands)	February 1, 2015	January 26, 2014
Beginning balance	$(573)	$(780)
Provision for bad debts	(20)	235
Net write-offs, net of recoveries	144	61
Ending balance	$(449)	$(484)

A summary of the activity in the allowance for returns and allowances and discounts accounts follows:

	Nine months ended
(dollars in thousands)	February 1, 2015	January 26, 2014
Beginning balance	$(479)	$(543)
Provision for returns, allowances and discounts	(2,065)	(1,579)
Credits issued	1,815	1,574
Ending balance	$(729)	$(548)

6.  Inventories

Inventories are carried at the lower of cost or market.  Cost is determined using the FIFO (first-in, first-out) method.

A summary of inventories follows:

(dollars in thousands)	February 1, 2015	January 26, 2014	April 27, 2014
Raw materials	$5,787	$6,177	$6,707
Work-in-process	2,227	2,177	2,263
Finished goods	29,999	35,333	31,704
	$38,013	$43,687	$40,674

7.  Other Assets

A summary of other assets follows:

(dollars in thousands)	February 1, 2015	January 26, 2014	April 27, 2014
Cash surrender value - life insurance	$338	$647	$644
Non-compete agreement	998	1,047	1,041
Customer relationships	779	830	817
Other	390	399	415
	$2,505	$2,923	$2,917

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The gross carrying amount of this non-compete agreement was $2.0 million at February 1, 2015, January 26, 2014 and April 27, 2014, respectively. At February 1, 2015, January 26, 2014, and April 27, 2014, accumulated amortization for the non-compete agreement was $1.0 million.

Of the $1.0 million non-compete agreement carrying amount at February 1, 2015, $219,000 pertains to the non-compete agreement that was in place as part of the asset purchase agreement dated August 11, 2008, and $779,000 pertains to the non-compete agreement pursuant to the asset purchase agreement dated May 8, 2013 that was restructured to expand the non-compete agreement in place effective August 11, 2008.

Amortization expense for the non-compete agreement was $56,000 for the nine month periods ended February 1, 2015 and January 26, 2014. The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2015 - $19,000; FY 2016 - $75,000; FY 2017 - $75,000; FY 2018- $75,000; FY 2019 - $75,000; and Thereafter - $679,000.

The weighted average amortization period for the non-compete agreement is 13.3 years as of February 1, 2015.

Customer Relationships

In connection with the asset purchase and consulting agreement with Bodet & Horst noted above, we purchased certain customer relationships. We recorded the customer relationships at its fair value based on a multi-period excess earnings valuation model. The customer relationships are amortized on a straight-line basis over its seventeen year useful life.

The gross carrying amount of these customer relationships was $868,000 at February 1, 2015, January 26, 2014, and April 27, 2014, respectively. Accumulated amortization for these customer relationships was $89,000, $38,000, and $51,000 at February 1, 2015, January 26, 2014, and April 27, 2014, respectively.

Amortization expense for the customer relationships was $38,000 for the nine months ending February 1, 2015 and January 26, 2014. The remaining amortization expense for the next five fiscal years and thereafter follows: FY 2015 - $13,000; FY 2016 - $51,000; FY 2017 - $51,000; FY 2018 - $51,000; FY 2019 - $51,000; and Thereafter - $562,000.

The weighted average amortization period for the non-compete agreement is 15.3 years as of February 1, 2015.

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

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At February 1, 2015, we had one life insurance contract with a death benefit of $1.4 million. At January 26, 2014 and April 27, 2014, we had two life insurance contracts with death benefits to the respective insured totaling $3.9 million. Our cash surrender value – life insurance balances totaling $338,000, $647,000 and $644,000 at February 1, 2015, January 26, 2014, and April 27, 2014, respectively, are collectible upon death of the respective insured.

8.  Accrued Expenses

A summary of accrued expenses follows:

(dollars in thousands)	February 1, 2015	January 26, 2014	April 27, 2014
Compensation, commissions and related benefits	$6,399	$8,747	$7,388
Interest	81	158	71
Other accrued expenses	3,474	2,907	1,722
	$9,954	$11,812	$9,181

9.  Long-Term Debt and Lines of Credit

A summary of long-term debt follows:

(dollars in thousands)	February 1, 2015	January 26, 2014	April 27, 2014
Unsecured senior term notes	$2,200	$4,400	$4,400
Current maturities of long-term debt	(2,200)	(2,200)	(2,200)
Long-term debt, less current maturities of long-term debt	$-	$2,200	$2,200

Unsecured Senior Term Notes

We entered into a note agreement dated August 11, 2008 that provided for the issuance of $11.0 million of unsecured senior term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The remaining principal payments are payable over an average term of 0.5 years through August 11, 2015. Any principal pre-payments would be assessed a penalty as defined in the agreement. The agreement contains customary financial and other covenants as defined in the agreement.

As of February 1, 2015, we have one remaining annual payment of $2.2 million due on August 11, 2015.

Revolving Credit Agreement – United States

We have an unsecured credit agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) that provides for an unsecured revolving loan commitment of $10.0 million to be used to finance working capital and general corporate purposes. The amount of borrowings that were outstanding under the credit agreement with Culp Europe at January 26, 2014 and April 27, 2014, noted below decreased the $10.0 million available. Interest is charged at a rate (applicable interest rate of 1.77%, 1.76%, and 1.75% at February 1, 2015, January 26, 2014, and April 27, 2014, respectively) equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement. The credit agreement contains customary financial and other covenants as defined in the agreement and expires on August 31, 2015.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At February 1, 2015, there was a $250,000 outstanding letter of credit (all of which related to workers compensation). At January 26, 2014, and April 27, 2014, there was a $195,000 outstanding letter of credit (all of which related to workers compensation). At February 1, 2015, January 26, 2014, and April 27, 2014, there were no borrowings outstanding under the credit agreement.

Our credit agreement with Wells Fargo contains a financial covenant that limits our capital expenditures to $10 million in any fiscal year. In the fourth quarter of fiscal 2015, we expect our capital expenditures to exceed $10 million for fiscal 2015 as a result of the capital expansion project associated with our mattress fabrics segment. As a result, effective March 3, 2015, Wells Fargo increased our capital expenditure limit from $10 million to $12 million for fiscal 2015.

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit of up to 40 million RMB (approximately $6.4 million USD at February 1, 2015), expiring on May 9, 2015. This agreement has an interest rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of February 1, 2015, January 26, 2014, and April 27, 2014.

Revolving Credit Agreement – Europe

At January 26, 2014 and April 27, 2014, we had an unsecured credit agreement with Wells Fargo that incurred interest at WIBOR (Warsaw Interbank Offered Rate) plus 2% (applicable interest rate of 4.5% and 4.38% at January 26, 2014 and April 27, 2014, respectively). There was $573,000 and $586,000 (1.8 million Polish Zloty) in borrowings outstanding under the agreement at January 26, 2014 and April 27, 2014, respectively.

Effective May 2, 2014, we converted our 1.8 million Polish Zloty denominated borrowings under the credit agreement to EURO denominated borrowings totaling €424,000 ($569,000 USD). In addition, the applicable interest rate was converted to EURO LIBOR plus 2%.

At February 1, 2015, no borrowings were outstanding under this agreement, as the outstanding balance was paid in full during the second quarter of fiscal 2015.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At February 1, 2015, the company was in compliance with these financial covenants.

The fair value of the company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the company for similar debt instruments of comparable maturities. At February 1, 2015, the carrying value of our long-term debt was $2.2 million and the fair value was $2.3 million. At January 26, 2014, the carrying value of the company’s long-term debt was $4.4 million and the fair value was $4.7 million. At April 27, 2014, the carrying value of the company’s long-term debt was $4.4 million and the fair value was $4.6 million.

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

Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

Fair value measurements at February 1, 2015 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Limited Term Bond Fund	$3,112	N/A	N/A	$3,112
Intermediate Term Bond Fund	2,188	N/A	N/A	2,188
Low Duration Bond Fund	2,084	N/A	N/A	2,084
Premier Money Market Fund	1,951	N/A	N/A	1,951
Strategic Income Fund	1,000	N/A	N/A	1,000
Growth Allocation Fund	63	N/A	N/A	63
Other	49	N/A	N/A	49

Fair value measurements at January 26, 2014 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

(amounts in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Limited Term Bond Fund	$2,570	N/A	N/A	$2,570
Low Duration Bond Fund	2,069	N/A	N/A	2,069
Intermediate Term Bond Fund	1,612	N/A	N/A	1,612

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

Our short-term investments include short-term bond funds, are classified as available-for-sale, and their unrealized gains or losses are included in other comprehensive income (loss). Our short-term bond funds were recorded at their fair value of $8.4 million, $6.3 million and $6.3 million at February 1, 2015, January 26, 2014, and April 27, 2014, respectively. Our short-term bond funds had an accumulated unrealized loss totaling $66,000, $74,000, and $60,000 at February 1, 2015, January 26, 2014, and April 27, 2014, respectively. At February 1, 2015, January 26, 2014, and April 27, 2014, the fair value of our short-term bond funds approximated its cost basis.

Effective, January 1, 2014, we established a Rabbi Trust to set aside funds for participants of our deferred compensation plan (the “Plan”) and enable the participants to credit their contributions to various investment options of the Plan. The investments associated with the Rabbi Trust consist of investments in a money market fund and various mutual funds that are classified as available for sale. Our long-term investments are recorded at its fair value of $2.0 million and $765,000 at February 1, 2015 and April 27, 2014, respectively. The fair value of our long-term investments approximates its cost basis.

The carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, and line of credit approximates fair value because of the short maturity of these financial instruments.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonrecurring Basis

During the nine months ended February 1, 2015, we did not have any financial assets that were required to be measured at fair value on a nonrecurring basis.

During fiscal 2014, we did not have any financial assets that were required to be measured at fair value on a nonrecurring basis other than the assets acquired from Bodet & Horst (see note 3) that were acquired at fair value.

Fair value measurements at April 27, 2014 and January 26, 2014 using:

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

11.  Cash Flow Information

Payments for interest and income taxes follows:

	Nine months ended
(dollars in thousands)	February 1, 2015	January 26, 2014
Interest	$180	$283
Net income tax payments	3,005	2,312

Interest costs of $141,000 for the construction of qualifying fixed assets were capitalized and are being amortized over the related assets’ useful lives for the nine months ended February 1, 2015. No interest costs were capitalized for the nine months ended January 26, 2014.

During the nine months ended February 1, 2015, 995 shares of common stock were surrendered to satisfy withholding tax liabilities totaling $18,000 in connection with the vesting of 3,334 shares of time vested restricted common stock. During the nine months ended January 26, 2014, 989 shares of common stock were surrendered to satisfy withholding tax liabilities totaling $15,000 in connection with the vesting of 3,333 shares of time vested restricted common stock.

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

	Three months ended
(amounts in thousands)	February 1, 2015	January 26, 2014
Weighted average common shares outstanding, basic	12,219	12,188
Dilutive effect of stock-based compensation	198	217
Weighted average common shares outstanding, diluted	12,417	12,405

All options to purchase shares of common stock were included in the computation of diluted net income for the three months ended February 1, 2015 and January 26, 2014, as the exercise price of the options was less than the average market price of the common shares.

The computation of basic net income per share did not include 61,667 shares of time vested restricted common stock as these shares were unvested for the three months ending January 26, 2014. At February 1, 2015, there were no outstanding and unvested shares of time vested restricted common stock and therefore, the computation of basic net income per share was not affected.

	Nine months ended
(amounts in thousands)	February 1, 2015	January 26, 2014
Weighted average common shares outstanding, basic	12,216	12,173
Dilutive effect of stock-based compensation	194	232
Weighted average common shares outstanding, diluted	12,410	12,405

All options to purchase shares of common stock were included in the computation of diluted net income for the nine months ended February 1, 2015 and January 26, 2014, as the exercise price of the options was less than the average market price of the common shares.

The computation of basic net income per share did not include 61,667 shares of time vested restricted common stock as these shares were unvested for the nine months ending January 26, 2014. At February 1, 2015, there were no outstanding and unvested shares of time vested restricted common stock and therefore, the computation of basic net income per share was not affected.

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

Financial information for the company’s operating segments follows:

	Three months ended
(dollars in thousands)	February 1, 2015	January 26, 2014
Net sales:
Mattress Fabrics	$45,683	$38,541
Upholstery Fabrics	35,586	33,848
	$81,269	$72,389

Gross profit:
Mattress Fabrics	$8,076	$5,599
Upholstery Fabrics	6,326	6,238

	$14,402	$11,837

Selling, general, and administrative expenses:
Mattress Fabrics	$2,853	$2,286
Upholstery Fabrics	3,781	3,572
Total segment selling, general, and
administrative expenses	6,634	5,858
Unallocated corporate expenses	1,741	1,183
	$8,375	$7,041

Income from operations:
Mattress Fabrics	$5,223	$3,313
Upholstery Fabrics	2,545	2,666
Total segment income from operations	7,768	5,979
Unallocated corporate expenses	(1,741)	(1,183)
Total income from operations	6,027	4,796
Interest expense	-	(91)
Interest income	202	148
Other expense	(307)	(279)
Income before income taxes	$5,922	$4,574

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended
(dollars in thousands)	February 1, 2015	January 26, 2014
Net sales:
Mattress Fabrics	$131,543	$117,035
Upholstery Fabrics	99,777	96,084
	$231,320	$213,119

Gross profit:
Mattress Fabrics	$22,603	$20,312
Upholstery Fabrics	16,792	16,833
	$39,395	$37,145

Selling, general, and administrative expenses:
Mattress Fabrics	$8,019	$7,280
Upholstery Fabrics	10,518	10,007
Total segment selling, general, and
administrative expenses	18,537	17,287
Unallocated corporate expenses	4,636	4,053
	$23,173	$21,340

Income from operations:
Mattress Fabrics	$14,584	$13,033
Upholstery Fabrics	6,274	6,825
Total segment income from operations	20,858	19,858
Unallocated corporate expenses	(4,636)	(4,053)
Total income from operations	16,222	15,805
Interest expense	(50)	(330)
Interest income	478	343
Other expense	(380)	(895)
Income before income taxes	$16,270	$14,923

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance sheet information for the company’s operating segments follow:

(dollars in thousands)	February 1, 2015	January 26, 2014	April 27, 2014
Segment assets:
Mattress Fabrics
Current assets (1)	$36,658	$36,818	$36,229
Non-compete agreement	998	1,047	1,041
Customer relationships	779	830	817
Goodwill	11,462	11,462	11,462
Property, plant and equipment (2)	33,046	27,822	29,040
Total mattress fabrics assets	82,943	77,979	78,589
Upholstery Fabrics
Current assets (1)	32,129	33,261	31,854
Property, plant and equipment (3)	1,522	1,649	1,573
Total upholstery fabrics assets	33,651	34,910	33,427
Total segment assets	116,594	112,889	112,016
Non-segment assets:
Cash and cash equivalents	28,772	23,293	29,303
Short-term investments	8,384	7,077	6,294
Deferred income taxes	7,477	8,730	8,270
Income taxes receivable	104	-	121
Other current assets	2,992	2,999	2,344
Property, plant and equipment (4)	701	644	763
Long-term investments	2,063	-	765
Other assets	728	1,046	1,059
Total assets	$167,815	$156,678	$160,935

	Nine months ended
(dollars in thousands)	February 1, 2015	January 26, 2014
Capital expenditures (5):
Mattress Fabrics	$8,232	$1,936
Upholstery Fabrics	390	694
Unallocated Corporate	62	37
Total capital expenditures	$8,684	$2,667
Depreciation expense:
Mattress Fabrics	$3,692	$3,510
Upholstery Fabrics	552	454
Total depreciation expense	$4,244	$3,964

(1)	Current assets represent accounts receivable and inventory for the respective segment.

(2)
The $33.0 million at February 1, 2015, represents property, plant, and equipment of $23.5 million and $9.5 million located in the U.S. and Canada, respectively. The $27.8 million at January 26, 2014, represents property, plant, and equipment of $20.1 million and $7.7 million located in the U.S. and Canada, respectively. The $29.0 million at April 27, 2014, represents property, plant, and equipment of $20.6 million and $8.4 million located in the U.S. and Canada, respectively.

(3)
The $1.5 million at February 1, 2015, represents property, plant, and equipment of $877 and $645 located in the U.S. and China, respectively. The $1.6 million at January 26, 2014, represents property, plant, and equipment located in the U.S. of $1.0 million, located in China of $561, and located in Poland of $47. The $1.6 million at April 27, 2014, represents property, plant, and equipment located in the U.S. of $957, located in China of $572, and located in Poland of $44.

(4)
The $701, $644, and $763 at February 1, 2015, January 26, 2014 and April 27, 2014, respectively, represent property, plant, and equipment associated with unallocated corporate departments and corporate departments shared by both the mattress and upholstery fabric segments. Property, plant, and equipment associated with corporate are located in the U.S.

(5)	Capital expenditure amounts are stated on the accrual basis. See Consolidated Statements of Cash Flows for capital expenditure amounts on a cash basis.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.  Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $6.1 million, or 37.6% of income before income tax expense, for the nine month period ended February 1, 2015, compared to income tax expense of $216,000 or 1.4% of income before income tax expense, for the nine month period ended January 26, 2014. Our effective income tax rates for the nine month periods ended February 1, 2015 and January 26, 2014, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The income tax expense for the nine month period ended February 1, 2015 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate decreased by 6% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●	The income tax rate increased by 4% to record the income tax effects of the undistributed earnings from our foreign subsidiaries located in Canada and China.

●	The income tax rate increased by 4% for an increase in unrecognized tax benefits.

●	The income tax rate increased by 1.6% for stock-based compensation and other miscellaneous items.

The income tax expense for nine month period ended January 26, 2014 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate decreased 36% for an income tax benefit of $5.4 million to record the U.S. income tax effects of the undistributed earnings from our foreign subsidiaries located in China. The $5.4 million income tax benefit recognized U.S. foreign income tax credits of $9.9 million offset by the U.S. income tax effects of the undistributed earnings from our China operations and foreign withholding taxes of $4.5 million. The $5.4 million income tax benefit was treated as a discrete event in which the full income tax effects of this adjustment were recorded in the three and nine month periods ended January 26, 2014, as it pertained to a change in judgment on prior periods’ accumulated earnings and profits associated with our subsidiaries located in China.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

●
The income tax rate increased 2% for adjustments primarily made to our state of North Carolina loss carryforwards for the decrease in future North Carolina corporate income tax rates commencing in fiscal 2015 and beyond. These adjustments were recorded in the first quarter of fiscal 2014, totaled $273,000, and represented a discrete event in which the full tax effects were recorded in the nine month period ending January 26, 2014.

●
The income tax rate decreased by 7% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●	The income tax rate increased 4% for an increase in unrecognized tax benefits.

●	The income tax rate was increased by 4.4% for stock-based compensation and other miscellaneous items.

Deferred Income Taxes

Valuation Allowance

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessment at February 1, 2015, we recorded a partial valuation allowance of $1.0 million, of which $596,000 pertained to certain U.S. state net operating loss carryforwards and credits and $400,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at January 26, 2014, we recorded a partial valuation allowance of $1.0 million, of which $715,000 pertained to certain U.S. state net operating loss carryforwards and credits and $291,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at April 27, 2014, we recorded a partial valuation allowance of $1.0 million, of which $666,000 pertained to certain U.S. state net operating loss carryforwards and credits and $311,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at February 1, 2015, January 26, 2014, and April 27, 2014, respectively.

The recorded valuation allowance of $1.0 million at February 1, 2015, has no effect on our operations, loan covenant compliance, or the possible realization of certain U.S. state net operating loss carryforwards and credits and our loss carryforwards associated with our Culp Europe operation located in Poland. If it is determined that it is more-likely-than-not that we will realize any of these deferred tax assets, an income tax benefit will be recognized at that time.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Undistributed Earnings

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Based on our assessment as of February 1, 2015, it is our intention not to permanently invest our undistributed earnings from our foreign subsidiaries. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

During the third quarter of fiscal 2014, our operations located in China achieved positive accumulated earnings and profits for both U.S. income tax and financial reporting purposes for the first time since we determined our undistributed earnings from our foreign subsidiaries would not be reinvested indefinitely in the second quarter of fiscal 2013. As a result, we recorded an income tax benefit of $5.4 million to recognize U.S. foreign income tax credits of $9.9 million offset by the U.S. income tax effects of the undistributed earnings from our China operations and foreign withholding taxes totaling $4.5 million. This $5.4 million income tax benefit was treated as a discrete event in which the full income tax effects of this adjustment were recorded in the three and nine month periods ended January 26, 2014, as it pertained to a change in judgment on prior periods’ accumulated earnings and profits associated with our subsidiaries located in China.

At February 1, 2015, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $2.4 million, which included U.S. income and foreign withholding taxes totaling $32.1 million, offset by U.S. foreign income tax credits of $29.7 million. At January 26, 2014, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $1.7 million, which included U.S. income and foreign withholding taxes totaling $26.9 million, offset by U.S. foreign income tax credits of $25.2 million. At April 27, 2014, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $2.0 million, which included U.S. income and foreign withholding taxes totaling $28.1 million, offset by U.S. foreign income tax credits of $26.1 million.

We had accumulated earnings from our foreign subsidiaries totaling $82.4 million, $69.8 million, and $72.8 million at February 1, 2015, January 26, 2014, and April 27, 2014, respectively.

Overall

At February 1, 2015, the current deferred tax asset of $7.0 million represents $6.7 million and $294,000 from our operations located in the U.S. and China, respectively. At February 1, 2015, the non-current deferred tax asset of $482,000 pertains to our operations located in China. At February 1, 2015, the non-current deferred tax liability of $3.4 million represents $2.5 million and $886,000 from our operations located in the U.S. and Canada, respectively.

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

Uncertainty In Income Taxes

At February 1, 2015, we had a $13.9 million total gross unrecognized tax benefit, of which $3.6 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At January 26, 2014, we had a $13.6 million total gross unrecognized tax benefit, of which $4.0 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At April 27, 2014, we had a $13.7 million total gross unrecognized tax benefit, of which $4.0 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods.

At February 1, 2015, we had a $13.9 million total gross unrecognized tax benefit, of which $10.3 million and $3.6 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At January 26, 2014, we had a $13.6 million total gross unrecognized tax benefit, of which $9.6 million and $4.0 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At April 27, 2014, we had $13.7 million of total gross unrecognized tax benefit, of which $9.7 million and $4.0 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets.

We estimate that the amount of gross unrecognized tax benefits will increase by approximately $706,000 for fiscal 2015. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

15.  Statutory Reserves

Our subsidiaries located in China are required to transfer 10% of their net income, as determined in accordance with the People’s Republic of China (PRC) accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the company’s registered capital.

The transfer to this reserve must be made before distributions of any dividend to shareholders. As of February 1, 2015, the company’s statutory surplus reserve was $5.4 million, representing 10% of accumulated earnings and profits determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Our subsidiaries located in China can transfer funds to the parent company with the exception of the statutory surplus reserve of $5.4 million to assist with debt repayment, capital expenditures, and other expenses of the company’s business.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.   Commitments and Contingencies

Chromatex Environmental Claim

A lawsuit was filed against us and other defendants (Chromatex, Inc., Rossville Industries, Inc., Rossville Companies, Inc. and Rossville Investments, Inc.) on February 5, 2008 in the United States District Court for the Middle District of Pennsylvania.  The plaintiffs are Alan Shulman, Stanley Siegel, Ruth Cherenson as Personal Representative of Estate of Alan Cherenson, and Adrienne Rolla and M.F. Rolla as Executors of the Estate of Joseph Byrnes.  The plaintiffs were partners in a general partnership that formerly owned a manufacturing plant in West Hazleton, Pennsylvania (the “Site”).  Approximately two years after this general partnership sold the Site to defendants Chromatex, Inc. and Rossville Industries, Inc., we leased and operated the Site as part of our Rossville/Chromatex division.  The lawsuit involved court judgments that were entered against the plaintiffs and against defendant Chromatex, Inc. requiring them to pay costs incurred by the United States Environmental Protection Agency (“USEPA”) responding to environmental contamination at the Site, in amounts approximating $14 million, plus unspecified future environmental costs. Neither USEPA nor any other governmental authority asserted any claim against us on account of these matters.  The plaintiffs sought contribution from us and other defendants and declaring that the company and the other defendants were responsible for environmental response costs under environmental laws and certain agreements.  The plaintiffs also asserted that we tortiously interfered with contracts between them and other defendants in the case and diverted assets to prevent the plaintiffs from being paid monies owed to them.  We defended ourselves vigorously with regards to the matters described in this litigation.

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

Lease

We lease a plant facility associated with our mattress fabrics segment from a partnership owned by certain shareholders and officers of the company and their immediate families. At April 27, 2014, this lease was on a month to month basis payable at an amount of $12,704 per month.

Effective October 1, 2014, we entered into new lease agreement with the partnership noted above. The new lease agreement requires monthly payments of $13,000 for a three year term commencing on October 1, 2014 through September 30, 2017. This lease contains two successive options to renew the lease with each renewal period being three years. The first and second renewal terms would require monthly payments of $13,100 and $13,200, respectively.

Culp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Purchase Commitments

At February 1, 2015, January 26, 2014, and April 27, 2014, we had open purchase commitments to acquire equipment for our mattress fabrics segment totaling $3.8 million, $3.8 million, and $3.4 million, respectively.

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

During the nine months ended February 1, 2015, we repurchased 43,014 shares of our common stock at a cost of $745,000, all of which were purchased in the first and second quarters. During the nine months ended January 26, 2014, we did not repurchase any shares of common stock.

At February 1, 2015, we had $4.3 million available for additional repurchases of our common stock.

18.  Dividend Program

During the nine months ended February 1, 2015, dividend payments totaled $6.8 million, of which $4.9 million represented a special cash dividend payment in the first quarter of $0.40 per share, and $1.9 million represented our regular quarterly cash dividend payments ranging from $0.05 to $0.06 per share.

During the nine months ended January 26, 2014, we paid quarterly cash dividend payments totaling $1.6 million that ranged from $0.04 to $0.05 per share.

On March 4, 2015, we announced that our board of directors approved the payment of a quarterly cash dividend of $0.06 per share. This dividend will be paid on or about April 15, 2015, to shareholders of record as of April 1, 2015.

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

General

Our fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30. The nine months ended February 1, 2015, and January 26, 2014, represent 40 and 39 week periods, respectively. Our operations are classified into two business segments: mattress fabrics and upholstery fabrics. The mattress fabrics segment manufactures, sources and sells fabrics and mattress covers to bedding manufacturers. The upholstery fabrics segment manufactures, sources, and sells fabrics primarily to residential furniture manufacturers.

We evaluate the operating performance of our segments based upon income from operations before certain unallocated corporate expenses and other non-recurring items. Cost of sales in both segments include costs to manufacture or source our products, raw material costs and finished goods purchases, direct and indirect labor, overhead and incoming freight charges. Unallocated corporate expenses represent primarily compensation and benefits for certain executive officers and all costs related to being a public company.

Executive Summary

Results of Operations

	Three Months Ended

(dollars in thousands)	February 1, 2015	January 26, 2014	% Change
Net sales	$81,269	$72,389	12.3%

Gross profit	14,402	11,837	21.7%

Gross profit margin	17.7%	16.4%	7.9%

SG&A expenses	8,375	7,041	18.9%

Income from operations	6,027	4,796	25.7%

Operating margin	7.4%	6.6%	12.1%

Income before income taxes	5,922	4,574	29.5%

Income taxes	2,110	(3,807)	N.M.

Net income	3,812	8,381	(54.5)%

	Nine Months Ended

(dollars in thousands)	February 1, 2015	January 26, 2014	% Change
Net sales	$231,320	$213,119	8.5%

Gross profit	39,395	37,145	6.1%

Gross profit margin	17.0%	17.4%	(2.3)%

SG&A expenses	23,173	21,340	8.6%

Income from operations	16,222	15,805	2.6%

Operating margin	7.0%	7.4%	(5.4)%

Income before income taxes	16,270	14,923	9.0%

Income taxes	6,113	216	N.M.

Net income	10,157	14,707	(30.9)%

Net Sales

Our net sales for the third quarter and first nine months of fiscal 2015 increased as compared with the same periods a year ago. The higher sales reflect the continued favorable customer response to our designs and wide range of products in both our business segments. These results demonstrate the benefits of our top strategic priority–to drive product innovation and creativity throughout our company. In addition, our scalable and flexible manufacturing platform supports our ability to compete in a fashion-driven business that is always changing.

The nine month period of fiscal 2015 includes 40 weeks compared to 39 weeks for the nine month period fiscal 2014, which also contributed to the higher net sales.

Income Before Income Taxes

The increase in our income before income taxes primarily reflects the increase in net sales noted above and the significant improvement in our mattress fabric segment’s operating results in the third quarter of fiscal 2015. During the third quarter and the nine month period of fiscal 2014, our mattress fabric segment’s income from operations were affected by higher than expected transition costs associated with our mattress cover operation, as well as higher than expected sampling and developments costs in support of new customer roll-outs in in early calendar 2014. These costs did not occur in fiscal 2015. In addition, our mattress fabric segment’s income from operations improved in fiscal 2015 due to operating efficiencies gained as we near the completion of our previously announced $9.5 million capital expansion project.

Our income before income taxes was also affected be a decline in profitability of our upholstery fabrics segment in fiscal 2015 compared to fiscal 2014 due primarily to lower business volume and operating losses associated with our Culp Europe operation located in Poland, higher operational costs associated with our operations located in China, and product mix.

Additionally, income before income taxes for the nine month period of fiscal 2015 was also impacted by the decrease in other expense in comparison to the same period a year ago. Other expense was $380,000 and $895,000 for the nine month periods of fiscal 2015 and 2014, respectively. This decrease was primarily due to more favorable foreign currency exchange rates associated with our operations located in China for the nine month period of fiscal 2015 compared with the same period a year ago. Also, a non-recurring charge of $206,000 was recorded in the first quarter of fiscal 2014 for the settlement of litigation relating to environmental claims associated with a closed facility, and there was no comparable charge in the nine month period of fiscal 2015.

See the Segment Analysis section located in the Results of Operations for further details.

Income Taxes

We reported income tax expense of $2.1 million in the third quarter of fiscal 2015 compared to an income tax benefit of $3.8 million in the third quarter of fiscal 2014. We reported income tax expense of $6.1 million for the nine month period of fiscal 2015 compared to $216,000 for the same period a year ago. The income tax provisions fiscal 2014, included an income tax benefit of $5.4 million to record the U.S. income tax effects of the undistributed earnings from our foreign subsidiaries located in China, which was treated as discrete even in which the full income tax effects of this adjustment were recorded in the three and nine months periods ended January 26, 2014, as it pertained to a change in judgment on prior period's accumulated earnings and profits.

See the Income Taxes section located in the Results of Operations and Note 14 of the consolidated financial statements for further details.

Liquidity

At February 1, 2015, our cash and cash equivalents and short-term investments totaled $37.2 million and exceeded our total debt (all of which is classified in current maturities of long-term debt) of $2.2 million. We currently have one remaining annual $2.2 million principal payment due on our long-term debt in August 2015.

As of the end of the third quarter of fiscal 2015, our cash and cash equivalents and short-term investments increased to $37.2 million from $35.6 million at April 27, 2014, despite spending thus far in fiscal 2015 $8.2 million on capital expenditures, $7.6 million on dividend payments and common stock repurchases, $2.7 million on payments on our long-term debt and lines of credit, and $1.3 million on long-term investment purchases associated with our Rabbi Trust that is partially funding our deferred compensation plan.

Our net cash provided by operating activities of $20.7 million for the first nine months of fiscal 2015, increased 88% compared with $11.0 million for the first nine months of fiscal 2014. This increase is primarily due to improved inventory management in both our business segments.

Dividend Program

During the nine months ended February 1, 2015, dividend payments totaled $6.8 million, of which $4.9 million represented a special cash dividend payment in the first quarter of $0.40 per share, and $1.9 million represented our regular quarterly cash dividend payments ranging from $0.05 to $0.06 per share.

During the nine months ended January 26, 2014, we paid quarterly cash dividend payments totaling $1.6 million that ranged from $0.04 to $0.05 per share.

On March 4, 2015, we announced that our board of directors approved the payment of a quarterly cash dividend of $0.06 per share. This dividend will be paid on or about April 15, 2015, to shareholders of record as of April 1, 2015.

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

During the nine months ended February 1, 2015, we repurchased 43,014 shares of our common stock at a cost of $745,000, all of which were purchased in the first and second quarters. During the nine months ended January 26, 2014, we did not repurchase any shares of common stock.

At February 1, 2015, we had $4.3 million available for additional repurchases of our common stock.

Since June 2011, we have returned a total of $28 million to shareholders in the form of regular quarterly and special dividend payments and common stock share repurchases.

Segment Analysis

Mattress Fabrics Segment

	Three Months Ended

(dollars in thousands)	February 1, 2015	January 26, 2014	% Change

Net sales	$45,683	$38,541	18.5%

Gross profit	8,076	5,599	44.2%

Gross profit margin	17.7%	14.5%	22.1%

SG&A expenses	2,853	2,286	24.8%

Income from operations	5,223	3,313	57.7%

Operating margin	11.4%	8.6%	32.6%

	Nine Months Ended

(dollars in thousands)	February 1, 2015	January 26, 2014	% Change

Net sales	$131,543	$117,035	12.4%

Gross profit	22,603	20,312	11.3%

Gross profit margin	17.2%	17.4%	(1.1)%

SG&A expenses	8,019	7,280	10.2%

Income from operations	14,584	13,033	11.9%

Operating margin	11.1%	11.1%	-

Net Sales

Our mattress fabric net sales for the third quarter and the first nine months of fiscal 2015 increased as compared with the same periods a year ago. These results reflect higher than expected demand caused by an improved business environment, some market share gains, and some advanced sales to major customers at the end of the third quarter as they prepared to launch their flagship brands ahead of major bedding events. Also contributing to the year to date sales gain as compared to the previous year was the fact that fiscal 2015 had 40 weeks compared to 39 weeks for fiscal 2014.

Design and innovation have been top strategic priorities that have allowed us to keep up with the latest fashion trends and meet customer style preferences. We have continued to expand our design team and have invested in the latest technical software and website development to support and strengthen our brand. As a result, we have been able to offer a diverse product line across all price points and meet growing consumer demand. Our scalable manufacturing platform and reactive capacity supports our ability to deliver a diverse product mix in line with changing consumer demand.

Gross Profit and Operating Income

Gross profit and operating income for the mattress fabrics segment increased for the third quarter and the first nine months of fiscal 2015 as compared to the same periods a year ago.  These results reflect the impact from the increase in net sales noted above, as well as from the improvement in operating efficiencies as compared to the previous year.

Contributing to this year over year operational improvement has been the benefits from our $9.5 million expansion plan to increase our production capacity, add finishing capabilities, and improve our overall efficiency and throughput. As a result of this expansion plan we have made steady progress in our operating performace since the third quarter of fiscal 2014. Our operating margins were 11.4%, 11.0%, 10.8%, 10.3%, and 8.6% for the third quarter of fiscal 2015, second quarter of fiscal 2015, first quarter of fiscal 2015, fourth quarter of fiscal 2014, and third quarter of fiscal 2014, respectively. As we near completion of this project, we expect to more fully benefit from these operational improvements and additional equipment in the fourth quarter of fiscal 2015.

Another factor contributing to the increase profit as compared to the previous year, especially in the third quarter, was the significant operational improvement in the mattress cover business. The significat labor inefficiencies and unfavorable product mix that pressured performance last year did not impact this quarter's performance. We believe this operation will continue to mature and is trending toward becoming a meaningful contributor to our overall business platform.

Segment assets

Segment assets consist of accounts receivable, inventory, property, plant and equipment, goodwill, a non-compete agreement and customer relationships associated with an acquisition.

(dollars in thousands)	February 1, 2015	January 26, 2014	April 27, 2014
Accounts receivable and inventory	$36,658	$36,818	$36,229

Property, plant & equipment	33,046	27,822	29,040

Goodwill	11,462	11,462	11,462

Non-compete agreement	998	1,047	1,041

Customer Relationships	779	830	817

Accounts Receivable & Inventory

As of February 1, 2015, accounts receivable for this segment were $17.6 million, an increase of $3.4 million or 24%, compared with $14.2 million as of January 26, 2014. This increase is primarily due to the increase in net sales for the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. Net sales for the third quarter of fiscal 2015 were $45.7 million compared to $38.5 million for the third quarter of fiscal 2014.

As of February 1, 2015, accounts receivable for this segment were $17.6 million, an increase of $3.0 million or 21%, compared with $14.6 million as of April 27, 2014. This increase is primarily due to the increase in net sales for the third quarter of fiscal 2015 compared to the fourth quarter of fiscal 2014. Net sales for the third quarter of fiscal 2015 were $45.7 million compared to $43.7 million for the fourth quarter of fiscal 2014.

As of February 1, 2015, inventory for this segment was $19.1 million, a decrease of $3.5 million or 16%, compared with $22.6 million as of January 26, 2014. This decrease is primarily due to improved inventory management in fiscal 2015 compared to fiscal 2014.

As of February 1, 2015, inventory for this segment was $19.1 million, a decrease of $2.6 million or 12%, compared with $21.7 million as of April 27, 2014. This decrease is primarily due to improved inventory management in fiscal 2015 compared to fiscal 2014.

Property, Plant & Equipment

The $33.0 million at February 1, 2015, represents property, plant and equipment of $23.5 million and $9.5 million located in the U.S. and Canada, respectively. The $27.8 million at January 26, 2014, represents property, plant, and equipment of $20.1 million and $7.7 million located in the U.S. and Canada, respectively. The $29.0 million at April 27, 2014, represents property, plant, and equipment of $20.6 million and $8.4 million located in the U.S. and Canada, respectively.

The increase in property, plant, and equipment for this segment is primarily due to the capital expansion plan noted above, offset by depreciation expense.

Upholstery Fabrics Segment

Net Sales

	Three Months Ended

(dollars in thousands)	February 1, 2015		January 26, 2014		% Change

Non U.S. Produced	$32,585	92%	$31,108	92%	4.7%

U.S. Produced	3,001	8%	2,740	8%	9.5%

Total	$35,586	100%	$33,848	100%	5.1%

	Nine Months Ended

(dollars in thousands)	February 1, 2015		January 26, 2014		% Change

Non U.S. Produced	$91,604	92%	$88,634	92%	3.4%

U.S. Produced	8,173	8%	7,450	8%	9.7%

Total	$99,777	100%	$96,084	100%	3.8%

Our net sales for the third quarter and the nine month period of fiscal 2015 increased as compared with the same periods a year ago. We have continued to see favorable customer response to our innovative designs and diverse product offering. Our sales were especially strong at the end of the third quarter, as many customers anticipated longer lead times related to the Chinese New Year holiday, which occurred in February. Sales of China produced fabrics accounted for 92% of upholstery fabric sales in the third quarter and the nine month period of fiscal 2015. Also contributing to the year to date sales gain as compared to the previous year was the fact that fiscal 2015 had 40 weeks compared to 39 weeks for fiscal 2015.

We have also realized the benefits of our diversification strategy to expand our customer base, including the hospitality market and the lifestyle retail category. Our 100% owned China platform supports our marketing efforts and allows us to quickly adapt to changing market trends and consumer style preferences at different price points.

Gross Profit, Selling, General & Administrative Expenses, and Operating Income

	Three Months Ended

(dollars in thousands)	February 1, 2015	January 26, 2014	% Change

Gross profit	$6,326	$6,238	1.4%

Gross profit margin	17.8%	18.4%	(3.3)%

SG&A expenses	3,781	3,572	5.9%

Income from operations	2,545	2,666	(4.5)%

Operating margin	7.2%	7.9%	(8.9)%

	Nine Months Ended

(dollars in thousands)	February 1, 2015	January 26, 2014	% Change

Gross profit	$16,792	$16,833	(0.2)%

Gross profit margin	16.8%	17.5%	(4.0)%

SG&A expenses	10,518	10,007	5.1%

Income from operations	6,274	6,825	(8.1)%

Operating margin	6.3%	7.1%	(11.3)%

Although our net sales increased over last fiscal year as noted above, our income from operations and gross profit margins and operating margins declined. Our profitability was affected by lower business volume and operating losses associated with our Culp Europe operation located in Poland, higher operational costs associated with operations located in China, and product mix.

As previously announced at the end of the third quarter, we closed our finished goods warehouse and distribution facility located in Poznan, Poland, primarily as a result of the ongoing economic concerns in Europe. As a result, we incurred a charge of approximately $200,000 for closing related costs during fiscal 2015. Currently, we remain very interested in developing business in Europe, and we are assessing the best strategy for selling upholstery fabric into this market as business conditions improve.

Because the Chinese New Year holiday falls entirely in the fourth quarter of fiscal 2015, our sales and production schedules will be interrupted by the extended break.

Segment Assets

Segment assets consist of accounts receivable, inventory, and property, plant, and equipment.

(dollars in thousands)	February 1, 2015	January 26, 2014	April 27, 2014

Accounts receivable and inventory	$32,129	$33,261	$31,854

Property, plant & equipment	1,522	1,649	1,573

Accounts Receivable & Inventory

As of February 1, 2015, accounts receivable for this segment were $13.2 million, an increase of $1.0 million or 8%, compared with $12.2 million as of January 26, 2014. This increase is primarily due to the increase in net sales for the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. Net sales for the third quarter of fiscal 2015 were $35.6 million compared to $33.8 million for the third quarter of fiscal 2014.

As of February 1, 2015, inventory for this segment was $18.9 million, a decrease of $2.2 million or 10%, compared with $21.1 million as of January 26, 2014. This decrease is primarily due to improved inventory management and the reduction of inventory associated with the closure of our Culp Europe operation located in Poland.

As of February 1, 2015, accounts receivable for this segment were $13.2 million compared with $12.8 million as of April 27, 2014. This slight increase is due to the increase in net sales for the third quarter of fiscal 2015 compared to the fourth quarter of fiscal 2014, offset by increased sales with customers with discounted payment terms. Net sales for the third quarter of fiscal 2015 were $35.6 million, an increase of 17% compared to $30.4 million for the fourth quarter of fiscal 2014. Days’ sales outstanding for this segment was 31 days for the third quarter of fiscal 2015 compared with 38 days for the fourth quarter of fiscal 2014.

As of February 1, 2015, inventory for this segment was $18.9 million compared with $19.0 million as of April 27, 2014. This slight decrease in inventory represents the reduction of inventory associated with the closure of our Culp Europe operation located in Poland, partially offset by the increase in inventory associated with projected demand as a result of the Chinese New Year holiday.

Property, Plant & Equipment

The $1.5 million at February 1, 2015, represents property, plant, and equipment of $877 and $645 located in the U.S. and China, respectively. The $1.6 million at January 26, 2014, represents property, plant, and equipment located in the U.S. of $1.0 million, located in China of $561, and located in Poland of $47. The $1.6 million at April 27, 2014, represents property, plant, and equipment located in the U.S. of $957, located in China of $572, and located in Poland of $44.

Other Income Statement Categories

Selling, General and Administrative Expenses

SG&A expenses for the company as a whole were $8.4 million in the third quarter of fiscal 2015 compared to $7.0 million in the third quarter of fiscal 2014. SG&A expenses for the company as a whole were $23.2 million for the nine month period of fiscal 2015 compared to $21.3 million for the same period a year ago. This increase is primarily due to higher incentive compensation expense reflecting stronger financial results in relation to pre-established performance targets in fiscal 2015 compared to fiscal 2014, and the increase in net sales noted above.

As a percent of net sales, SG&A expenses were 10.3% in the third quarter of fiscal 2015 compared with 9.7% in the third quarter of fiscal 2014. As a percent of net sales, SG&A expenses were 10.0% for the nine month periods of fiscal 2015 and 2014.

Interest Expense

There was no interest expense for the third quarter of fiscal 2015 compared to $91,000 for the third quarter of fiscal 2014. Interest expense was $50,000 for the nine month period of fiscal 2015 compared with $330,000 for the same period a year ago.

These trends primarily reflect lower outstanding balances of long-term debt. Also, interest expense was reduced by interest costs of 60,000 and $141,000 for the mattress fabric expansion plan that were capitalized during the third quarter and the nine month period of fiscal 2015, respectively. These interest costs will be depreciated over the related assets’ useful lives. No interest costs were capitalized during fiscal 2014.

Interest Income

Interest income was $202,000 for the third quarter of fiscal 2015 compared to $148,000 for the third quarter of fiscal 2014. Interest income was $478,000 for the nine month period of fiscal 2015 compared to $343,000 for the same period a year ago.

These increases reflect higher cash and cash equivalent and short-term investment balances held with our foreign subsidiaries during the third quarter and nine month period of fiscal 2015 compared to the prior year.  Cash and cash equivalents and short-term investment balances held by our foreign subsidiaries earn higher interest rates as compared to our cash and cash equivalents and short-term investment balances held in the United States.

Other Expense

Other expense for the third quarter of fiscal 2015 was $307,000 compared to $279,000 during the third quarter of fiscal 2014. Other expense for the nine month period of fiscal 2015 was $380,000 compared with the $895,000 for the same period a year ago. This decrease in other expense for the nine month period of fiscal 2015 is primarily due to more favorable foreign currency exchange rates associated with our operations located in China in fiscal 2015 compared with the same period a year ago.

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

In addition, a non-recurring charge of $206,000 was recorded in the first quarter of fiscal 2014 for the settlement of litigation relating to environmental claims associated with a closed facility, and there was no comparable charge in the third quarter and the nine month period of fiscal 2015.

Income Taxes

Effective Income Tax Rate

We recorded income tax expense of $6.1 million, or 37.6% of income before income tax expense, for the nine month period ended February 1, 2015, compared to income tax expense of $216,000 or 1.4% of income before income tax expense, for the nine month period ended January 26, 2014. Our effective income tax rates for the nine month periods ended February 1, 2015 and January 26, 2014, were based upon the estimated effective income tax rate applicable for the full year after giving effect to any significant items related specifically to interim periods. The effective income tax rate can be affected over the fiscal year by the mix and timing of actual earnings from our U.S. operations and foreign sources versus annual projections and changes in foreign currencies in relation to the U.S. dollar.

The income tax expense for the nine month period ended February 1, 2015 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate decreased by 6% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●	The income tax rate increased by 4% to record the income tax effects of the undistributed earnings from our foreign subsidiaries located in Canada and China.

●	The income tax rate increased by 4% for an increase in unrecognized tax benefits.

●	The income tax rate increased by 1.6% for stock-based compensation and other miscellaneous items.

The income tax expense for nine month period ended January 26, 2014 is different from the amount obtained by applying our statutory rate of 34% to income before income taxes for the following reasons:

●
The income tax rate decreased 36% for an income tax benefit of $5.4 million to record the U.S. income tax effects of the undistributed earnings from our foreign subsidiaries located in China. The $5.4 million income tax benefit recognized U.S. foreign income tax credits of $9.9 million offset by the U.S. income tax effects of the undistributed earnings from our China operations and foreign withholding taxes of $4.5 million. The $5.4 million income tax benefit was treated as a discrete event in which the full income tax effects of this adjustment were recorded in the three and nine month periods ended January 26, 2014, as it pertained to a change in judgment on prior periods’ accumulated earnings and profits associated with our subsidiaries located in China.

●
The income tax rate increased 2% for adjustments primarily made to our state of North Carolina loss carryforwards for the decrease in future North Carolina corporate income tax rates commencing in fiscal 2015 and beyond. These adjustments were recorded in the first quarter of fiscal 2014, totaled $273,000, and represented a discrete event in which the full tax effects were recorded in the nine month period ending January 26, 2014.

●
The income tax rate decreased by 7% for taxable income subject to lower statutory income tax rates in foreign jurisdictions (Canada and China) compared with the statutory income tax rate of 34% for the United States.

●	The income tax rate increased 4% for an increase in unrecognized tax benefits.

●	The income tax rate was increased by 4.4% for stock-based compensation and other miscellaneous items.

Deferred Income Taxes

Valuation Allowance

In accordance with ASC Topic 740, we evaluate our deferred income taxes to determine if a valuation allowance is required. ASC Topic 740 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. Since the company operates in multiple jurisdictions, we assess the need for a valuation allowance on a jurisdiction-by-jurisdiction basis, taking into account the effects of local tax law. Based on our assessment at February 1, 2015, we recorded a partial valuation allowance of $1.0 million, of which $596,000 pertained to certain U.S. state net operating loss carryforwards and credits and $400,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at January 26, 2014, we recorded a partial valuation allowance of $1.0 million, of which $715,000 pertained to certain U.S. state net operating loss carryforwards and credits and $291,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.  Based on our assessment at April 27, 2014, we recorded a partial valuation allowance of $1.0 million, of which $666,000 pertained to certain U.S. state net operating loss carryforwards and credits and $311,000 pertained to loss carryfowards associated with our Culp Europe operation located in Poland.

No valuation allowance was recorded against our net deferred tax assets associated with our operations located in China and Canada at February 1, 2015, January 26, 2014, and April 27, 2014, respectively.

The recorded valuation allowance of $1.0 million at February 1, 2015, has no effect on our operations, loan covenant compliance, or the possible realization of certain U.S. state net operating loss carryforwards and credits and our loss carryforwards associated with our Culp Europe operation located in Poland. If it is determined that it is more-likely-than-not that we will realize any of these deferred tax assets, an income tax benefit will be recognized at that time.

Undistributed Earnings

In accordance with ASC Topic 740, we assess whether the undistributed earnings from our foreign subsidiaries will be reinvested indefinitely or eventually distributed to our U.S. parent company. ASC Topic 740 requires that a deferred tax liability should be recorded for undistributed earnings from foreign subsidiaries that will not be reinvested indefinitely. Based on our assessment as of February 1, 2015, it is our intention not to permanently invest our undistributed earnings from our foreign subsidiaries. Also, we assess the recognition of U.S. foreign income tax credits associated with foreign withholding and income tax payments and whether it is more-likely-than-not that our foreign income tax credits will not be realized. If it is determined that any foreign income tax credits need to be recognized or it is more-likely-than-not our foreign income tax credits will not be realized, an adjustment to our provision for income taxes will be recognized at that time.

During the third quarter of fiscal 2014, our operations located in China achieved positive accumulated earnings and profits for both U.S. income tax and financial reporting purposes for the first time since we determined our undistributed earnings from our foreign subsidiaries would not be reinvested indefinitely in the second quarter of fiscal 2013. As a result, we recorded an income tax benefit of $5.4 million to recognize U.S. foreign income tax credits of $9.9 million offset by the U.S. income tax effects of the undistributed earnings from our China operations and foreign withholding taxes totaling $4.5 million. This $5.4 million income tax benefit was treated as a discrete event in which the full income tax effects of this adjustment were recorded in the three and nine month periods ended January 26, 2014, as it pertained to a change in judgment on prior periods’ accumulated earnings and profits associated with our subsidiaries located in China.

At February 1, 2015, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $2.4 million, which included U.S. income and foreign withholding taxes totaling $32.1 million, offset by U.S. foreign income tax credits of $29.7 million. At January 26, 2014, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $1.7 million, which included U.S. income and foreign withholding taxes totaling $26.9 million, offset by U.S. foreign income tax credits of $25.2 million. At April 27, 2014, the deferred tax liability associated with our undistributed earnings from our foreign subsidiaries totaled $2.0 million, which included U.S. income and foreign withholding taxes totaling $28.1 million, offset by U.S. foreign income tax credits of $26.1 million.

We had accumulated earnings from our foreign subsidiaries totaling $82.4 million, $69.8 million, and $72.8 million at February 1, 2015, January 26, 2014, and April 27, 2014, respectively.

Overall

At February 1, 2015, the current deferred tax asset of $7.0 million represents $6.7 million and $294,000 from our operations located in the U.S. and China, respectively. At February 1, 2015, the non-current deferred tax asset of $482,000 pertains to our operations located in China. At February 1, 2015, the non-current deferred tax liability of $3.4 million represents $2.5 million and $886,000 from our operations located in the U.S. and Canada, respectively.

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

Uncertainty In Income Taxes

At February 1, 2015, we had a $13.9 million total gross unrecognized tax benefit, of which $3.6 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At January 26, 2014, we had a $13.6 million total gross unrecognized tax benefit, of which $4.0 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. At April 27, 2014, we had a $13.7 million total gross unrecognized tax benefit, of which $4.0 million represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods.

At February 1, 2015, we had a $13.9 million total gross unrecognized tax benefit, of which $10.3 million and $3.6 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At January 26, 2014, we had a $13.6 million total gross unrecognized tax benefit, of which $9.6 million and $4.0 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets. At April 27, 2014, we had $13.7 million of total gross unrecognized tax benefit, of which $9.7 million and $4.0 million were classified as net non-current deferred income taxes and income taxes payable – long-term, respectively, in the accompanying consolidated balance sheets.

We estimate that the amount of gross unrecognized tax benefits will increase by approximately $706,000 for fiscal 2015. This increase primarily relates to double taxation under applicable tax treaties with foreign tax jurisdictions.

Income Taxes Paid

We reported income tax expense of $6.1 million and $216,000 in the nine month periods of fiscal 2015 and fiscal 2014, respectively. Currently, we are not paying income taxes in the United States due to our loss carryforwards that totaled $44.6 million at April 27, 2014. However, we did have income tax payments of $3.0 million and $2.3 million in the nine month periods of fiscal 2015 and fiscal 2014, respectively. Our income tax payments are associated with our subsidiaries located in China and Canada.

Liquidity and Capital Resources

Liquidity

At the end of our third quarter, our sources of liquidity include cash and cash equivalents, short-term investments, cash flow from operations, and amounts available under our unsecured revolving credit lines. These sources have been adequate for day-to-day operations, capital expenditures, debt payments, common stock repurchases, and dividend payments. We believe our present cash and cash equivalents and short-term investment balance of $37.2 million at February 1, 2015, cash flow from operations, and the current availability under our unsecured revolving credit lines will be sufficient to fund our foreseeable business needs and contractual obligations.

At February 1, 2015, our cash and cash equivalents and short-term investments totaling $37.2 million represented $20.6 million associated with our operations located in China, $10.8 million associated with our operations located in Canada, $5.8 million associated with our operations located in the United States, and $22,000 associated with our operations located in Poland.

At February 1, 2015, our cash and cash equivalents and short-term investments exceeded our total debt (all of which is classified in current maturities of long-term debt) of $2.2 million. We currently have one remaining annual $2.2 million principal payment on our long-term debt due in August 2015.

As of the end of the third quarter of fiscal 2015, our cash and cash equivalents and short-term investments increased to $37.2 million from $35.6 million at April 27, 2014, despite spending thus far in fiscal 2015 $8.2 million on capital expenditures, $7.6 million on dividend payments and common stock repurchases, $2.7 million on payments on our long-term debt and lines of credit, and $1.3 million on long-term investment purchases associated with our Rabbi Trust that is partially funding our deferred compensation plan.

Our net cash provided by operating activities of $20.7 million for the first nine months of fiscal 2015, increased 88% compared with $11.0 million for the nine month period of fiscal 2014. This increase is primarily due to improved inventory management in both our business segments.

Our cash and cash equivalents and short-term investment balance may be adversely affected by factors beyond our control, such as weakening industry demand and delays in receipt of payment on accounts receivable.

Dividend Program

During the nine months ended February 1, 2015, dividend payments totaled $6.8 million, of which $4.9 million represented a special cash dividend payment in the first quarter of $0.40 per share, and $1.9 million represented our regular quarterly cash dividend payments ranging from $0.05 to $0.06 per share.

During the nine months ended January 26, 2014, we paid quarterly cash dividend payments totaling $1.6 million that ranged from $0.04 to $0.05 per share.

On March 4, 2015, we announced that our board of directors approved the payment of a quarterly cash dividend of $0.06 per share. This dividend will be paid on or about April 15, 2015, to shareholders of record as of April 1, 2015.

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

During the nine months ended February 1, 2015, we repurchased 43,014 shares of our common stock at a cost of $745,000, all of which were purchased in the first and second quarters. During the nine months ended January 26, 2014, we did not repurchase any shares of common stock.

At February 1, 2015, we had $4.3 million available for additional repurchases of our common stock.

Since June 2011, we have returned a total of $28 million to shareholders in the form of regular quarterly and special dividend payments and common stock share repurchases.

Working Capital

Accounts receivable at February 1, 2015, were $30.8 million, an increase of $4.4 million, or 17%, compared with $26.4 million at January 26, 2014. This increase primarily reflects an increase in net sales of 12% in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014. Days’ sales outstanding were 32 days for the third quarter of fiscal 2015 compared with 31 days for the third quarter of fiscal 2014.

Inventories as of February 1, 2015, were $38.0 million, a decrease of $5.7 million, or 13%, compared with $43.7 million at January 26, 2014. This decrease reflects improved inventory management by both of our business segments and a reduction of inventory associated with the closure of our Culp Europe operation located in Poland. Inventory turns improved to 7.0 for the third quarter of fiscal 2015 from 5.4 for the third quarter of fiscal 2014.

Accounts payable-trade as of February 1, 2015, were $28.6 million, an increase of $3.4 million, or 14%, compared with $25.2 million at January 26, 2014. This increase primarily reflects an increase in net sales in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 and the timing of payments to suppliers associated with our operations located in China. The Chinese New Year holiday falls entirely in the fourth quarter of fiscal 2015 as opposed to a portion of the holiday falling in the third quarter of fiscal 2014. As a result, more payments to suppliers due around the Chinese New Year holiday were made in the third quarter of fiscal 2014 when compared to the fourth quarter of fiscal 2015.

Operating working capital (comprised of accounts receivable and inventories, less accounts payable-trade and accounts payable-capital expenditures) was $39.4 million at February 1, 2015 compared with $44.7 million at January 26, 2014. Operating working capital turnover was 7.5 during the third quarter of fiscal 2015 compared with 7.0 during the third quarter of fiscal 2014.

Financing Arrangements

Unsecured Senior Term Notes

We entered into a note agreement dated August 11, 2008 that provided for the issuance of $11.0 million of unsecured senior term notes with a fixed interest rate of 8.01% and a term of seven years. Principal payments of $2.2 million per year are due on the notes beginning August 11, 2011. The remaining principal payments are payable over an average term of 0.5 years through August 11, 2015. Any principal pre-payments would be assessed a penalty as defined in the agreement. The agreement contains customary financial and other covenants as defined in the agreement.

As of February 1, 2015, we have one remaining annual payment of $2.2 million due on August 11, 2015.

Revolving Credit Agreement – United States

We have an unsecured credit agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) that provides for an unsecured revolving loan commitment of $10.0 million to be used to finance working capital and general corporate purposes. The amount of borrowings that were outstanding under the credit agreement with Culp Europe at January 26, 2014 and April 27, 2014, noted below decreased the $10.0 million available. Interest is charged at a rate (applicable interest rate of 1.77%, 1.76%, and 1.75% at February 1, 2015, January 26, 2014, and April 27, 2014, respectively) equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement. The credit agreement contains customary financial and other covenants as defined in the agreement and expires on August 31, 2015.

At February 1, 2015, there was a $250,000 outstanding letter of credit (all of which related to workers compensation). At January 26, 2014, and April 27, 2014, there was a $195,000 outstanding letter of credit (all of which related to workers compensation). At February 1, 2015, January 26, 2014, and April 27, 2014, there were no borrowings outstanding under the credit agreement.

Our credit agreement with Wells Fargo contains a financial covenant that limits our capital expenditures to $10 million in any fiscal year. In the fourth quarter of fiscal 2015, we expect our capital expenditures to exceed $10 million for fiscal 2015 as a result of the capital expansion project associated with our mattress fabrics segment. As a result, effective March 3, 2015, Wells Fargo increased our capital expenditure limit from $10 million to $12 million for fiscal 2015.

Revolving Credit Agreement – China

We have an unsecured credit agreement associated with our operations in China that provides for a line of credit of up to 40 million RMB (approximately $6.4 million USD at February 1, 2015), expiring on May 9, 2015. This agreement has an interest rate determined by the Chinese government. There were no borrowings outstanding under the agreement as of February 1, 2015, January 26, 2014, and April 27, 2014.

Revolving Credit Agreement – Europe

At January 26, 2014 and April 27, 2014, we had an unsecured credit agreement with Wells Fargo that incurred interest at WIBOR (Warsaw Interbank Offered Rate) plus 2% (applicable interest rate of 4.5% and 4.38% at January 26, 2014 and April 27, 2014, respectively). There was $573,000 and $586,000 (1.8 million Polish Zloty) in borrowings outstanding under the agreement at January 26, 2014 and April 27, 2014, respectively.

Effective May 2, 2014, we converted our 1.8 million Polish Zloty denominated borrowings under the credit agreement to EURO denominated borrowings totaling €424,000 ($569,000 USD). In addition, the applicable interest rate was converted to EURO LIBOR plus 2%.

At February 1, 2015, no borrowings were outstanding under this agreement, as the outstanding balance was paid in full during the second quarter of fiscal 2015.

Overall

Our loan agreements require, among other things, that we maintain compliance with certain financial covenants. At February 1, 2015, the company was in compliance with these financial covenants.

Capital Expenditures and Depreciation

Capital expenditures on a cash basis were $8.2 million for the nine month period of  fiscal 2015 compared with $2.7 million for the same period a year ago. Capital expenditures for the nine month periods of fiscal 2015 and 2014 were primarily related to our mattress fabrics segment.

We acquired equipment for our mattress fabrics segment totaling $890,000 in connection with the May 2013 Bodet & Horst asset purchase agreement during the first quarter of fiscal 2014.

Depreciation expense was $4.2 million and $4.0 million for the nine month periods of fiscal 2015 and 2014, respectively. Depreciation expense for the nine month periods of fiscal 2015 and 2014, primarily related to the mattress fabrics segment.

For fiscal 2015, we currently expect capital expenditures to be approximately $11.0 million compared with $5.3 million in fiscal 2014 and $4.5 million in fiscal 2013. Planned capital expenditures for fiscal 2015 primarily relate to our previously announced mattress fabrics segment expansion plan. For fiscal 2015, depreciation expense is projected to be $6.0 million, which primarily relates to the mattress fabrics segment.

For fiscal 2016, our preliminary estimate for capital expenditures is in the range of $6 million to $8.0 million and mostly related to our mattress fabrics segment.

These are management’s current expectations only, and changes in our business needs could cause changes in plans for capital expenditures and expectations for related depreciation expense.

Critical Accounting Policies and Recent Accounting Developments

At February 1, 2015, there were no changes in the nature of our significant accounting policies or the application of those policies from those reported in our annual report on Form 10-K for the year ended April 27, 2014.

Refer to Note 2 located in the notes to the consolidated financial statements for recently adopted and issued accounting pronouncements since the filing of our Form 10-K for the year ended April 27, 2014.

Contractual Obligations

As of February 1, 2015, there were no significant or new contractual obligations from those reported in our annual report on Form 10-K for the year ended April 27, 2014, with the exception of the below lease agreement.

We lease a plant facility associated with our mattress fabrics segment from a partnership owned by certain shareholders and officers of the company and their immediate families. At April 27, 2014, this lease was on a month to month basis payable at an amount of $12,704 per month. Effective October 1, 2014, we entered into new lease agreement with the partnership noted above. The new lease agreement requires monthly payments of $13,000 for a three year term commencing on October 1, 2014 through September 30, 2017. This lease contains two successive options to renew the lease with each renewal period being three years. The first and second renewal terms would require monthly payments of $13,100 and $13,200, respectively.

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

At February 1, 2015, our U.S. revolving credit agreement had an interest rate equal to the one-month LIBOR rate plus a spread based on our ratio of debt to EBITDA as defined in the agreement. Our revolving credit line associated with our China subsidiaries bears interest at a rate determined by the Chinese government. Our revolving credit line associated with our operation located in Poland bears interest at the EURO LIBOR plus 2%. At February 1, 2015, there were no borrowings outstanding under any of our revolving credit lines.

We are not exposed to market risk from changes in interest rates on our long-term debt. Our unsecured term notes have a fixed interest rate of 8.01%.

We are exposed to market risk from changes in the value of foreign currencies for our subsidiaries domiciled in China, Canada, and Poland. We try to maintain a natural hedge by keeping a balance of our assets and liabilities denominated in the local currency of our subsidiaries domiciled in Canada and Poland, although there is no assurance that we will be able to continually maintain this natural hedge. Our foreign subsidiaries use the United States dollar as their functional currency. A substantial portion of the company’s imports purchased outside the United States are denominated in U.S. dollars. A 10% change in the above exchange rates at February 1, 2015, would not have had a significant impact on our results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of February 1, 2015, the end of the period covered by this report. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed by us and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported as and when required. Further, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosures.

There has been no change in our internal control over financial reporting that occurred during the quarter ended February 1, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There have not been any material changes to our legal proceedings during the three months ended February 1, 2015. Our legal proceedings are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 11, 2014 for the fiscal year ended April 27, 2014.

Item 1A.  Risk Factors

There have not been any material changes to our risk factors during the three months ended February 1, 2015. Our risk factors are disclosed in the company’s annual report on Form 10-K filed with the Securities and Exchange Commission on July 11, 2014 for the fiscal year ended April 27, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 3, 2014 to December 7, 2014	-	-	-	$ 4,256,235
December 8, 2014 to January 4, 2015	-	-	-	$ 4,256,235
January 5, 2015 to February 1, 2015	-	-	-	$ 4,256,235
Total	-	-	-	$ 4,256,235

(1)	On February 25, 2014, we announced that our board of directors approved an authorization for us to acquire up to $5.0 million of our common stock.

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

CULP, INC.
(Registrant)

Date: March 13, 2015	By:	/s/ Kenneth R. Bowling
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